Form 10-Q
period 1995-06-30
UNITED TRUST INC /IL/
filed 1995-08-11
CIK 832480

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934





For the Quarter Ended June 30, 1995                Commission File No. 0-16867


                             UNITED TRUST, INC.
             (Exact Name of Registrant as specified in its Charter)


                Illinois                                   37-1172848
      (State or other jurisdiction                    (I.R.S. Employer
       incorporation or organization)                  Identification No.)

      P.O. Box 5147, Springfield, Illinois                   62705
      (Address of principal executive offices)             (Zip Code)



      Registrant's telephone number including area code:  (217) 786-4300



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


            YES      X                                NO


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                Shares outstanding at July 31, 1995: 18,675,935

                      Common stock, no par value per share

                               UNITED TRUST, INC.
                                (the "Company")


                                     INDEX




Part I:     Financial Information


            Consolidated Balance Sheets - June 30, 1995 and
            December 31, 1994. . . . . . . . . . . . . . . . . . . .    3


            Consolidated Statements of Operations for the six
            months and three months ended June 30, 1995 and 1994 . .    4


            Consolidated Statements of Cash Flows for the six months
            ended June 30, 1995 and 1994  . . . . . . . . .. . . . .    5


            Notes to Financial Statements . . . . . . . . . . . .  .    6

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . . .   13



Part II:    Other Information

            Legal Proceedings. . . . . . . . . . . . . . . . . . . .   22

            Signatures . . . . . . . . . . . . . . . . . . . . . . .   23

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED TRUST, INC.AND SUBSIDIARIES

Consolidated Balance Sheets

                                                  June 30,          December 31,
ASSETS                                              1995               1994

Investments:
 Fixed maturities at amortized cost
  (market $188,728,849 and $172,822,882)       $ 187,358,497     $ 184,590,646
 Equity securities, at market
  (cost $1,246,164 and $395,846)                   1,893,471           911,012
 Mortgage loans on real estate at
   amortized cost                                 14,783,086        15,822,056
 Investment real estate, at cost,
   net of accumulated depreciation                11,985,784        11,737,847
 Real estate acquired in satisfaction ofdebt,
   at cost, net of accumulated depreciation        5,334,774         5,620,101
 Policy loans                                     16,153,036        16,338,632
 Short term investments                              450,000           350,000
 Investments held for sale at market
  (cost $3,154,238 and$3,450,273)                  3,140,821         3,337,672
                                                 241,099,469       238,707,966

 Cash and cash equivalents                        12,013,790        11,697,067
 Investment in affiliates                          5,692,283         5,161,034
 Indebtedness of affiliates, net                      74,329            67,865
 Accrued investment income                         3,582,197         3,500,585
 Reinsurance receivables:
   Future policy benefits                         13,156,379        12,818,658
   Unpaid policy claims and benefits               1,282,143           975,613
   Paid policy claims and benefits                   562,087           125,355
   Other accounts and notes receivable               417,743           694,773
   Cost of insurance acquired                     51,978,154        53,324,051
   Deferred policy acquisition costs              10,778,602        10,634,476
   Value of agency force acquired                 15,151,389        15,489,946
   Costs in excess of net assets purchased,
      less accumulated amortization                9,854,574         9,992,621
   Other assets                                    1,433,790         1,068,820
       TOTAL ASSETS                            $ 367,076,929     $ 364,258,830

LIABILITIES AND SHAREHOLDERS' EQUITY

  Policy liabilities and accruals:
    Future policy benefits                     $ 239,931,492     $ 234,875,800
    Policy claims and benefits payable             4,692,575         3,207,014
    Other policyholder funds                       2,934,135         3,124,851
    Dividend and endowment accumulations          11,644,429        11,106,903
  Income taxes payable                               205,846           237,846
  Deferred income taxes                           21,009,704        22,035,873
  Notes payable                                   21,450,381        22,053,289
  Other liabilities                                5,028,709         6,200,879
      TOTAL LIABILITIES                          306,897,271       302,842,455
Minority interests in consolidated subsidiaries   38,699,865        39,547,280


SHAREHOLDERS' EQUITY

  Common stock - no par value, stated value
    $.02 per share.  Authorized 35,000,000 shares -
    18,675,935 shares issued after deducting
    treasury shares of 423,840                      373,519            373,119
  Additional paid-in capital                     18,288,410         18,276,311
  Unrealized depreciation of equity securities
   and investments held for sale of affiliates      (34,648)          (143,405)
  Retained earnings                               2,852,512          3,363,070
       TOTAL SHAREHOLDERS' EQUITY                21,479,793         21,869,095
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 367,076,929      $ 364,258,830

                              See accompanying notes.
                                        3

UNITED TRUST, INC.
AND SUBSIDIARIES
Consolidated Statements of Operations

                                 Three Months Ended         Six Months Ended
                               June 30,      June 30,     June 30,    June 30,
                                 1995          1994        1995         1994


Revenues:

 Premium income             $ 9,294,974  $ 9,986,229   $19,117,662  $20,368,327
 Reinsurance premium         (1,314,929)    (716,003)   (2,434,285)  (2,727,355)
 Other considerations           833,667      753,613     1,627,323    1,530,912
 Other considerations
   paid to reinsurers           (47,908)     (11,984)      (99,674)    (117,554)
 Net investment income        3,843,518    3,556,633     7,693,679    6,923,628
 Realized investment
   gains (losses)               (61,239)     212,393         7,268     (212,414)
 Other income                   385,287      271,547       715,868      532,765
                             12,933,370   14,052,428    26,627,841   26,298,309


Benefits and expenses:
 Benefits, claims and settlement expenses:
   Life                       8,933,564    7,234,663    15,671,639   13,908,341
   Annuity                      522,337     (213,852)      951,157      156,824
   Reinsurance benefits
     and claims              (1,438,270)    (448,937)   (1,654,816)  (1,503,849)
   Dividends to policyholders 1,096,302      924,891     2,243,783    1,863,192
 Commissions and amortization
   of deferred policy
   acquisition costs          1,960,458    1,300,645     3,516,984    1,941,848
 Amortization of cost of
   insurance acquired           675,860    2,655,931     1,345,897    3,557,884
 Amortization of agency force   168,902      142,524       338,557      285,050
 Operating expenses           2,492,689    1,898,048     5,696,906    4,264,774
 Interest expense               460,889      491,128       953,061      955,140
                             14,872,731   13,985,041    29,063,168   25,429,204

Income (loss) before income taxes
   and minority interest     (1,939,361)      67,387    (2,435,327)     869,105
Credit (provision) for
   income taxes                 324,218      239,514     1,026,169       26,469
Minority interest in income of
   consolidated subsidiaries  1,082,694      129,756     1,014,968     (545,642)
Equity in earnings (loss)
    of investees               (157,153)    (553,806)     (116,368)    (871,103)
Net income (loss)           $  (689,602) $  (117,149)  $  (510,558) $  (521,171)



Net income (loss)
  per common share          $    (0.04)  $     (0.01)  $     (0.03) $     (0.03)

Average common
  shares outstanding         18,685,935   18,664,830    18,680,963   18,664,830

                                 See accompanying notes.
                                             4

UNITED TRUST, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                        June 30,        June 30,
                                                          1995            1994
Increase (decrease) incash and cash equivalents
Cash flows from operating activities:
 Net income (loss)                                  $   (510,558)  $   (521,171)
 Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities
  net of changes in assets and liabilities resulting
  from the sales and purchases of subsidiaries:
    Charges for mortality and administration of
     universal life and annuity products              (4,891,143)    (4,912,438)
    Change in policy liabilities                       4,269,592        725,428
    Change in reinsurance receivables                 (1,080,983)     3,765,456
    Amortization of cost of insurance acquired         1,345,897      3,557,884
    Amortization of goodwill, net                        138,047        142,500
    Minority interest                                 (1,014,968)       545,642
    Equity in earnings of investees                      116,368        871,103
    Change in accrued investment income                  (81,612)      (415,233)
    Depreciation                                         286,136        357,975
    Change in federal income tax liability            (1,058,169)         7,317
    Realized (gains) losses                               (7,268)       212,414
    Policy acquisition costs deferred                 (1,363,000)    (2,452,509)
    Amortization of deferred acquisition costs         1,507,126        523,563
    Amortization of value of agency force                338,557        285,050
    Change in indebtedness of affiliates, net             (6,464)      (596,855)
    Premiums, operating receivables, commissions,
     general expenses, and other assets
     and liabilities                                  (1,959,773)      (159,449)
Net cash provided by (used in) operating activities   (3,972,215)     1,936,677

Cash flows from investing activities:
 Proceeds from investments sold and matured:
  Investments held for sale matured                      101,849              0
  Fixed maturities sold                                        0              0
  Fixed maturities matured                             5,163,959     17,600,291
  Equity securities                                      104,260              0
  Mortgage loans                                       1,371,424      2,955,240
  Real estate                                            485,169      1,063,504
  Policy loans                                         2,312,670      2,376,424
  Short term                                             200,000        653,856
Total proceeds from investments sold and matured       9,739,331     24,649,315

 Cost of investments acquired:
  Investments held for sale
  Fixed maturities                                    (8,244,414)   (41,346,057)
  Equity securities                                   (1,000,000)             0
  Mortgage loans                                        (332,454)    (4,881,871)
  Real estate                                           (531,435)    (1,955,749)
  Policy loans                                        (2,148,796)    (2,107,582)
  Short term                                            (100,000)      (325,000)
Total cost of investments acquired                   (12,357,099)   (50,616,259)
Cash of subsidiary at date of sale                             0     (3,134,343)
Cash received in sale of subsidiary                            0      3,978,586
Net cash used in investing activities                 (2,617,768)   (25,122,701)

Cash flows from financing activities:
  Policyholder contract deposits                      12,999,801     12,902,084
  Policyholder contract withdrawals                   (8,719,786)   (10,402,430)
  Interest credited to account balances                3,229,599      3,137,773
  Payments on principal of notes                        (602,908)        (2,822)
    Net cash provided by financing activities          6,906,706      5,634,605
Net increase (decrease) in cash and cash equivalents     316,723    (17,551,419)
Cash and cash equivalents at beginning of year        11,697,067     32,303,668
Cash and cash equivalents at end of year            $ 12,013,790   $ 14,752,249

                               See accompanying notes

                              UNITED TRUST, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by United Trust, Inc. ("Trust") and its consolidated subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate to make the information presented not be misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto presented in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.

The information furnished reflects, in the opinion of the Company, all adjustments (which include only normal and recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company's future financial condition.

At June 30, 1995, the parent, significant subsidiaries and affiliates of United Trust, Inc. were as depicted on the following organizational chart.

                             ORGANIZATIONAL CHART
                              AS OF JUNE 30, 1995


United Trust, Inc. ("UTI") is the ultimate controlling company. UTI owns53%of United Trust Group ("UTG") and 30% of United Income, Inc. ("UII"). UII
owns 47% of UTG. UTG owns 69% of Commonwealth Industries Corporation ("CIC"), 47% of First Commonwealth Corporation ("FCC"), 33% of Universal Guaranty
Investment Company  ("UGIC"), and 18% of  Investors Trust, Inc. ("ITI").   CIC
owns 42% of ITI.  ITI owns  35% of UGIC.  UGIC owns 49.959% of FCC.   FCC owns
100% of Universal Guaranty Life Insurance Company  ("UG") and 21% of ITI.   UG
owns  100% of  United Security  Assurance Company  ("USA").   USA owns  84% of
Appalachian Life Insurance Company ("APPL") and APPL owns 100% of Abraham Lincoln Insurance Company ("ABE").

2.    FIXED MATURITIES AND INVESTMENTS HELD FOR SALE

As of June 30, 1995, fixed maturities and investments held for sale represented 79% of total invested assets. As prescribed by the various state insurance department statutes and regulations, the insurance companies' investment portfolio is required to be invested primarily in investment grade securities to provide ample protection for policyholders. The liabilities of the insurance companies are predominantly long term in nature and therefore, the companies invest primarily in long term fixed maturity investments. The Company has analyzed its fixed maturities portfolio and reclassified those securities expected to be sold prior to maturity as investments held for sale. The investments held for sale are carried at market. Management has the intent and ability to hold its fixed maturity portfolio to maturity and as such carries these securities at amortized cost. As of June 30, 1995, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.


3.   MORTGAGE LOANS AND REAL ESTATE

The Company holds approximately $14,783,000 in mortgage loans and $17,321,000 in real estate holdings which represent 4% and 5% of the total assets of the Company, respectively. All mortgage loans held by the Company are first position loans. The Company has $652,000 in mortgage loans net of a $22,000 reserve allowance, which are in default or in the process of foreclosure representing approximately 5% of the total portfolio. The Company has 2 loans for approximately $51,000 which are under a repayment plan. Letters are sent to each mortgagee when the loan becomes 30 days or more delinquent. Loans 90 days or more delinquent are placed on a non-performing status and classified as delinquent loans. Reserves for loan losses on delinquent loans are established based on management's analysis of the loan balances and what is believed to be the realizable value of the property should foreclosure take place. Loans are placed on a non-accrual status based on a quarterly case by case analysis of the likelihood of repayment.

The following tables show the distribution of mortgage loans and real estate by type.


     Mortgage loans                        Amount               % of Total
     FHA/VA                           $    830,790                   6%
     Commercial                       $  3,474,066                  23%
     Residential                      $ 10,478,230                  71%

     Real Estate                           Amount              % of Total
     Home Office                      $  3,156,942                  18%
     Commercial                       $  2,193,060                  13%
     Residential development          $  6,635,782                  38%
     Foreclosed real estate           $  5,334,774                  31%

4.   LONG-TERM DEBT

At June 30, 1995, the Company has $21,450,000 in long term debt outstanding. The debt is comprised of the following components:

      Senior debt                                     $ 11,400,000
      Subordinated 10 yr. notes                          6,494,000
      Subordinated 20 yr. notes                          3,530,000
      Encumbrance on real estate                            26,000
                                                      $ 21,450,000


The senior debt is comprised of participations of several lenders. Interest is based on 1% above the lead bank's base rate and is payable quarterly. The 1995 principal payment of $2,900,000 was prepaid $2,000,000 in December 1994 and $900,000 in March 1995. The next scheduled principal payment is not due until June 1996. Principal reductions are due June 1 of each year.

The subordinated debt was incurred June 16, 1992 as a part of the acquisition of CIC. The 10 year notes bear interest at the rate of 7 1/2% per annum, payable semi-annually beginning December 16, 1992. These notes provide for principal payments equal to 1/20th of the principal balance due with each interest installment beginning June 16, 1997, with a final payment due June 16, 2002. The 20 year notes bear interest at the rate of 8 1/2% per annum, payable semi-annually beginning December 16, 1992, with a lump sum principal payment due June 16, 2012.

Scheduled principal reductions on the Company's debt for the next five years are as follows:

                    Year                          Amount

                    1995                      $          0
                    1996                         3,900,000
                    1997                         4,549,000
                    1998                         3,249,000
                    1999                           649,000


5.  COMMITMENTS AND CONTINGENCIES

During the third quarter of 1994, the Company became aware that certain new insurance business was being solicited by certain agents of UG and issued to
individuals  considered  to  be not  insurable  by Company  standards.   These
policies had a face amount of $22,700,000 and represent less than 1/2 of 1% of the insurance in force of the Company. Management's analysis of the business in force indicates that the expected death claims on the business in force to be adequately covered by the mortality assumptions inherent in thecalculation of statutory reserves. Nevertheless, management has determinedit is in the best interest of the Company to attempt to acquire as many ofthe policies as possible. As of July 31, 1995, there remained approximately $6,800,000 of the original face amount whith the Company has either determined to have bad health or not yet contacted by the Company regarding a possible repurchase of the insurance policy.

During 1994, the Company authorized $1,250,000 for the acquisition of these policies. At December 31, 1994, the Company had $227,961 remaining for the purchase of these policies. Through June 30, 1995, the Company spent an additional $876,000 for the purchase of the policies and legal costs.

Freeman v. Universal Guaranty Life Insurance Company (U.S.D.C., N.D. Ga, 1994, 1-94-CV-2593-RCF); Tappan v. Universal Guaranty Life Insurance Company and James Melville (U.S.D.C., M.D. Fla, 1994, 94-1044-CIV-ORL-18); Armstrong v. Universal Guaranty Life Insurance Company and James Melville (Circuit Court of Davidson County, Tenn., 1994, 94C3222); Armstrong v. Universal Guaranty Life Insurance Company and James Melville (Circuit Court of Davidson County, Tenn., 1994, 94C3720); Ridings v. Universal Guaranty Life Insurance Company and James Melville (Circuit Court of Davidson County, Tenn., 1994, 94C3221); Ronald L. Mekkes, Jr. v. Universal Guaranty Life Insurance Company and James Melville, (Circuit Court of Kent County, Michigan, 1995, 95-1073-NZ).

Four general agents of UG filed independent suits against UG in the latter part of September or early October, 1994. Kathy Armstrong (3-94-1085), another general agent, filed her suit on November 16, 1994. Ronald L. Mekkes, Jr., a general agent, filed a suit on March 15, 1995. All of the suits allege that the plaintiff was libeled by statements made in a letter sent by UG. The letter was sent to persons who had been issued life insurance policies by UG as the result of policy applications submitted by the five agents. Mr. Melville is a defendant in some of the suits because he signed the letter as president of UG. In addition to the defamation count, Mr. Freeman and Ms. Tappan allege that UG also breached a contract with each of them by failing to pay them commissions for policies issued. Mr. Freeman claims unpaid
commissions  of  $104,000  and  Ms.   Tappan's  commission  claim  is  for an
unspecified  amount.   In  the libel  claim,  Mr. Freeman  claimscompensatory
damages  of over $5,000,000  punitive damages  of over$3,000,000,  costs, and
litigation expenses.   The other  plaintiffs requestthe  award of unspecified
compensatory damages and punitive (or special) damages as well as costs and attorney's fees. UG has filed Answers to all five of these suits asserting various defenses and, where appropriate,counterclaims. UG believes that it has no liability to any of the plaintiffs and intends to defend each of the suits vigorously. On August 1, 1995, the Tappan suit was dismissed with prejudice.

Terl, et al. v. Universal Guaranty Life Insurance Company (U.S.D.C., M.D. Fla., 1995, 94-1236-CIV-ORL-19).

A lawsuit was filed against UG on November 23, 1994 on behalf of five insureds and a potential class of other insureds. The plaintiffs allege that UG violated the Racketeer Influenced and Corrupt Organizations Act. The plaintiffs contend they were fraudulently induced by misrepresentations on the part of UG to purchase, and in some instances to surrender, policies of insurance. The plaintiffs contend that UG knew it would never honor the terms of the policies and was attempting to achieve short-term profits by willfully targeting high risk applicants. The plaintiffs seek damages, including treble damages, in excess of $50,000, exclusive of interest and costs, and other equitable relief. UG filed an Answer to this class action suit in February,
1995,   asserting  various  defenses   and  reserving  the   right to  assert
counterclaims.  This lawsuit was settled during the first quarter of 1995.

S.D., et al. v. Universal Guaranty Life Insurance Company. (U.S.D.C., N.D. Ga., 1995, 195-CV-0454-GET).

A lawsuit was filed against UG in February, 1995 on behalf of four applicants for insurance and a potential class of other applicants. The plaintiffs alleged that UG violated Title III of the Americans With Disabilities Act of 1990 (the "ADA") by discriminating against the plaintiffs in connection with the issuance of insurance policies by requiring the plaintiffs to submit additional medical evidence not required of others.

The plaintiffs allege that UG's requirement of a blood test violated the ADA by discriminating against each of the plaintiffs of the basis of a perceived disability which resulted in the denial of an insurance policy.

In addition to the ADA violation, plaintiffs allege a violation of Georgia Insurance Regulations with regard to procedures for obtaining information regarding an applicant's HIV/AIDS status.

The plaintiffs seek relief in the form of requiring UG to reopen the plaintiffs' insurance applications and process those applications, enjoining UG from requiring blood tests from the plaintiffs, directing UG to issue life insurance policies as applied for, and awarding the plaintiffs and other class members costs, expenses, and reasonable attorneys' fees pursuant to Title III of the ADA.

UG has filed an Answer to this potential class action. UG believes that it has no liability to any of the plaintiffs, or other potential class members, and intends to defend the lawsuit vigorously. In June 1995, summary judgment was granted to dismiss the case.
Jeffrey Ploskonka, Keith Bohn and Paul Phinney v. Universal Guaranty Life Insurance Company (Circuit Court of the Seventh Judicial Circuit Sangamon County, Illinois Case No.: 95-L-0213)

On March 9, 1995 a lawsuit was filed against Universal Guaranty Life Insurance on behalf of three insureds and a potential class of other insureds. The Plaintiffs allege that UG violated the insurance contract in attempting to cancel life insurance contracts. Additionally, the Plaintiffs assert violations of Illinois law alleging vexations and unreasonable insurance practices, breach of duty of good faith and fair dealing, and that Illinois consumer fraud laws have been violated. The Plaintiffs seek unspecified compensatory damages, injunctive relief, attorneys' fees, statutory damages in an amount up to $25,000.00, punitive damages of $1,000,000.00, and other equitable relief. UG filed an Answer to this lawsuit in May 1995, asserting various defenses and reserving the right to assert counterclaims. UG has also filed motions to dismiss certain allegations and claims made in the lawsuit. UG believes it has no liability to any of the plaintiffs, or other potential class members, and intends to defend the lawsuit vigorously. In June 1995, the court conditionally certified a class of non-settling insureds.

The Company and its subsidiaries are named as defendants in a number of legal actions arising primarily from claims made under insurance policies. Those actions have been considered in establishing the Company's liabilities.
Management and its legal counsel are of the opinion that the settlement of those actions will not have a material adverse effect on the Company's financial position or results of operations.

The number of insurance companies that are under regulatory supervision has increased, and that increase is expected to result in an increase in assessments by state guarantee funds to cover losses to policyholders of insolvent or rehabilitated companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. For all assessment notifications received, the Company has accrued for those assessments.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's financial condition, changes in financial condition and results of operations which reflect the performance of the Company. The information in the consolidated financial statements and related notes should be read in conjunction with this section.


LIQUIDITY AND CAPITAL RESOURCES:


HOLDING COMPANY OPERATIONS

The  payment  of  cash  dividends  to  shareholders  by  UTI  is  not  legally
restricted.   At  June 30, 1995  and December  31, 1994,  substantially all of consolidated  stockholders' equity  of  UTI  represented  net  assets  of  its
subsidiaries.   UTI  has  limited day  to  day operations  of its  own.   Cash
requirements of UTI primarily relate to the payment of expenses related to maintaining the Company as a corporation in good standing with the various regulatory bodies which govern corporations in the jurisdictions where the
Company  does business.    UTI is  able to  meet  its cash  needs through  its
management agreement  with UII,  income received on  invested assets  and cash
balances.   Insurance  company dividend  payments are  regulated by  the state insurance department where the company is domiciled. UG's dividend limitations are described below.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or
b) 10% of statutory capital and surplus. For the year ended December 31, 1994, UG had a statutory gain from operations of $1,621,000. At December 31, 1994, UG statutory capital and surplus amounted to $7,683,000. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation as to amount.

The Company's Senior Debt bears interest at a variable per annum rate equal to 1% over the variable per annum rate of interest most recently announced by the First Bank of Missouri as its "Base Rate". As of June 30, 1995, the interest rate on the senior debt had increased to 10% compared to 7% one year ago. On December 2, 1994, the Company prepaid $2,000,000 of the $2,900,000 scheduled principal payment due June 1, 1995. On March 1, 1995, the Company prepaid the remaining $900,000 of the June 1, 1995 scheduled principal payment. The next scheduled principal payment is not due until June 1, 1996. The principal amount of the Company Senior Debt to outside parties was $11,300,000 and $10,700,000 at December 31, 1994, and June 30, 1995, respectively.

Management believes that it will be able to continue to service this debt in the future.

INSURANCE OPERATIONS

The primary sources of liquidity for the insurance subsidiaries include  their
operating  cash  flows,  financing  cash  flows,  dividends,  and   short-term
investments, which principally consist of certificates of deposit.

The net cash used in investing activities equalled $2,618,000 during the first six months of 1995, compared to $25,123,000 as of June 30, 1994. As of June 30, 1995, the Company has $12,014,000 in cash and cash equivalents, which represents 3% of total assets.

Other principal sources of liquidity available to the Company are invested assets. Sources available are $450,000 of short-term investments, $3,141,00 of investments held for sale at market and $1,893,000 of equity securities. Other sources are maturities of the fixed maturity portfolio. As of June 30, 1995, the Company had $5,164,000 of fixed maturities matured compared to $17,600,000 in the same period one year ago.

The principal requirement for liquidity in connection with the Company's insurance operations is its contractual obligations to policyholders and annuitants, including payments of surrender benefits, policyholder dividends, claims under outstanding insurance policies and annuities, and policy loans. Policyholder surrender benefits totalled $8,928,000 as of June 30, 1995, and $9,386,000 as of June 30, 1994. The Company believes that it maintains adequate liquidity to pay anticipated benefits and claims to policyholders and annuitants.

The Company had net cash provided by (used in) operating activities of $(3,972,000) and $1,937,000 as of June 30, 1995 and 1994, respectively. The net cash provided by (used in) operating activities, interest credited to account balances and net policyholder contract deposits ofthe Company's insurance subsidiaries after the payment of policyholderwithdrawals, equalled
$3,537,000 and  $7,574,000 as  June 30,  1995 and  1994, respectively.   This
measurement of cash flow indicates the performance of the Company's insurance operations as well as the Company's universal life production. The decrease in 1995 compared to 1994 is due to a decline infirst year premium production.

Policy acquisition costs deferred decreased significantly when comparing the first six months of 1995 to 1994. The decrease is due to two factors. The decline in first year production as was discussed in the operating activities of the Company. The decline is also the result of a change in the commission structure. The commission structure was changed in reference to the products that are being marketed currently compared to the first six months of 1994.

Management believes that the overall sources of liquidity available to the Company will continue to be more than sufficient to satisfy its financial obligations and operating expenses.

RESULTS OF OPERATIONS

Year-to-date 1995 compared to 1994:
(a)  Revenues:

Revenues increased  slightly during first six  months of 1995  compared to the
same  period  of  one  year  ago.    The  increase  in net  investment  income
contributed significantly to the increase in revenues.

Premium income, net of reinsurance, decreased 5% during the first six months of 1995 compared to the same period of 1994. The decrease in premium income was expected by management. In late 1994, the Company discontinued marketing the traditional and interest sensitive whole life products. The Company is currently marketing three universal life insurance products. Universal life insurance products contribute only cost of insurance charges to the premium income line item.

Other considerations, net of reinsurance, consisting of administrative loads charged on interest sensitive whole life and universal life products, increased 8% for the first six months of 1995 compared to first six months of 1994. The Company is currently marketing three universal life products. In late 1994, the Company discontinued marketing the traditional whole life and interest sensitive whole life insurance products.

Net investment income increased 11% during the first six months of 1995 compared to the same period one year ago. The increase is attributable to the Company investing a significant portion of its cash and cash equivalents in long term fixed maturities and mortgage loans during March and April of 1994.

The Company's investments are generally managed to match related insurance and contract holder liabilities. The overall annualized gross investment yields as of first quarter 1995 and 1994, are 7.18% and 7.20%, respectively. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. Minimum interest spreads between earned and credited rates are 1% to 1.5%. The Company continually assesses investment yields, and when necessary takes action to reduce credited interest rates on its insurance products to preserve targeted spreads. Credited rates are established by the Board of Directors. Over 60% of the insurance and investment product reserves are crediting 5% or less in interest and 39% of the insurance and investment product reserves are crediting 5.25% to 6% in interest. It is expected that the monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on insurance policies that the Company has in force and will write in the future.

The Company realized $7,000 of investment gains during the first six months of 1995 compared to realized investment losses of $212,000 in the same period in 1994. The realized investment gains in 1995 is attributable to three fixed maturities that were written-off in prior periods but the Company was able to recover full face value. The realized investment gains were offset by realized investment losses that were attributable to securities in the bond portfolio that were called by the issuer prior to maturity.

(b)  Expenses:

Expenses increased 14%  during the first six  months of 1995, compared  to the
same period  in 1994.   The increase  in expenses  is due  to the increase  in
commissions  and  amortization  of  deferred  policy  acquisition   costs and
operating expenses.

Life benefits and reinsurance benefits and claims increased 13% for first six months of 1995, compared to the same period in 1994. A factor that is contributing to decrease life and annuity benefits is that the Company in 1994, lowered the interest rates credited on its interest sensitive, universal life and annuity products to a 6% interest rate. This has resulted in a lower reserve increase on these products than was experienced in the prior year as a lower interest rate is being credited to the policies involved. The life insurance and annuity products are continuing to credit interest at 6% in 1995. By maintaining the credited interest rates at 6%, it has enabled the Company to achieve larger interest spreads.

There are several factors that contributed to increase life benefits. The first factor is that the Company's mortality experience increased $1,420,000 in the current period compared to the previous year.

The second factor is that during the third quarter of 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. These policies had a face amount of $22,700,000 and represent less than 1/2 of 1% of the insurance in force of the Company. Management's analysis of the business in force indicates that the expected death claims on the business in force to be adequately covered by the mortality assumptions inherent in the calculation of statutory reserves. Nevertheless, management has determined it is in the best interest of the Company to attempt to acquireas many of the policies as possible. As of July 31, 1995, there remained policies which represented $6,800,000 of the original face amount of these policies which the Company has either determined that the insurer has bad health or the owners have not yet been contacted by the Company regarding a possible repurchase of the insurance policy.

During 1994, the Company authorized $1,250,000 for the acquisition of these policies. At December 31, 1994, the Company had $227,961 remaining for the purchase of these policies. Through June 30, 1995, the Company paid an additional $447,000 for the acquisition of these policies and $429,000 in legal fees that is reported in the general expense line item.

Dividends to policyholders increased 20% for first six months of 1995 compared to the same period for 1994. USA continued to market participating policies through most of 1994. Management expects dividends to policyholders will continue to increase in the future. A portion of the Company's insurance in force is participating insurance. A significant portion of the participating business is relatively newer business. The dividend scale for participating policies increases significantly in the early years. The dividend scale is subject to approval of the Board of Directors and may be changed at their discretion. The Company no longer markets any participating policies.

Commissions and amortization of deferred policy acquisition costs increased significantly for the first six months of 1995 compared to the same period of 1994. The products that are currently being marketed are designed differently than the products offered one year ago. The current products do not defer as much acquisition costs for future periods.

Operating expenses increased 34% for the period. There are several factors that are contributing to the increase in operating expenses. Through June 30, 1995, the Company paid $429,000 in legal fees for the acquisition of certain policies and the defense of related legal issues. Please refer to the notes to the consolidated financial statements and the analysis of life benefits expense in the management's discussion and analysis for a detailed explanation.

Management continues its efforts to reduce operating costs and streamline operations. The Company was able to streamline its operations by reducing the number of companies through a series of mergers and the sale of F&R. As of June 30, 1995, the Company controls four insurance companies.

Interest expense decreased slightly when comparing 1995 to 1994. The interest rate on the senior debt is the prime interest rate plus an additional 1% of interest. As of June 30, 1995, the interest rate on the senior debt had increased to 10% compared to 7% one year ago. The Company has reduced its senior debt $2,900,000 within the last twelve months.


(c)  Net (loss) income:
The Company recorded net losses of $511,000 during the first six months of 1995 compared to $521,000 for the same period in 1994. The slight improvement in results is attributable to the increase in net investment income.


Second quarter 1995 compared to second quarter 1994:

(a)  Revenues:

Revenues decreased 8%  during second quarter  1995 compared to second  quarter
1994.    The  decrease  in premium  income  contributed  significantly  to the decrease in revenues.

Premium income, net of reinsurance, decreased 14% during the second quarter of 1995 compared to the second quarter of 1994. The decrease in premium income was expected by management. In late 1994, the Company discontinued marketing the traditional and interest sensitive whole life products. The Company is currently marketing three universal life insurance products. Universal life insurance products contribute only cost of insurance charges to the premium income line item.

Other considerations, net of reinsurance, consisting of administrative loads charged on interest sensitive and universal life products, increased 6% for the second quarter 1995 compared to second quarter 1994. The Company is currently marketing three universal life products. In late 1994, the Company discontinued marketing the traditional and interest sensitive products.

Net investment income increased 8% during the second quarter of 1995 compared to second quarter 1994. The increase is attributable to the Company investing a significant portion of its cash and cash equivalents in long term fixed maturities and mortgage loans during March and April of 1994.

The Company's investments are generally managed to match related insurance and contract holder liabilities. The overall annualized gross investment yields as of second quarter 1995 and 1994, are 7.18% and 7.46%, respectively. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. Minimum interest spreads between earned and credited rates are 1% to 1.5%. The Company continually assesses investment yields, and when necessary takes action to reduce credited interest rates on its insurance products to preserve targeted spreads. Credited rates are established by the Board of Directors. Over 60% of the insurance and investment product reserves are crediting 5% or less in interest and 39% of the insurance and investment product reserves are crediting 5.25% to 6% in interest. It is expected that the monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on insurance policies that the Company has in force and will write in the future.

The Company realized $61,000 of investment losses during the second quarter of 1995 compared to realized investment gains of $212,000 in the same period in 1994. The realized gains in 1995 is attributable to three fixed maturities that were written-off in prior periods but the Company was able to recover full face value. The realized loss in second quarter 1995 is attributable to securities in the bond portfolio that were called by the issuer prior to maturity.

(b)  Expenses:

Expenses increased 6% during the second quarter of 1995, compared to second quarter 1994. The increase in expenses is due to the increase in commissions and amortization of deferred policy acquisition costs and operating expenses.

Life benefits and reinsurance benefits and claims increased 10% for second quarter of 1995, compared to the same period in 1994. A factor that is contributing to decrease life and annuity benefits is that the Company in 1994, lowered the interest rates credited on its interest sensitive, universal life and annuity products to a 6% interest rate. This has resulted in a lower reserve increase on these products than was experienced in the prior year as a lower interest rate is being credited to the policies involved. The life insurance and annuity products are continuing to credit interest at 6% in 1995. By maintaining the credited interest rates at 6%, it has enabled the Company to achieve larger interest spreads.

There are several  factors that  contributed to increase  life benefits.   The
first factor is that the Company's mortality experience increased $561,000 in the current period compared to the previous year.

The second factor is that during the third quarter of 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. These policies had a face amount of $22,700,000 and represent less than 1/2 of 1% of the insurance in force of the Company. Management's analysis of the business in force indicates that the expected death claims on the business in force to be adequately covered by the mortality assumptions inherent in the calculation of statutory reserves. Nevertheless, management has determined it is in the best interest of the Company to attempt to acquire as many of the policies as possible. As of July 31, 1995, there remained policies which represented $6,800,000 of the original face amount of these policies which theCompany has either determined that the insurer has bad health or the owners have not yet been contacted by the Company regarding a possible repurchase of the insurance policy.

During 1994, the Company authorized $1,250,000 for the acquisition of these policies. At December 31, 1994, the Company had $227,961 remaining for the purchase of these polciies. Through June 30, 1995, the Company paid an additional $447,000 for the acquisition of these policies and $429,000 in legal fees that is reported in the general expense line item.

Dividends to policyholders increased 18% for second quarter 1995 compared to the same period for 1994. USA continued to market participating policies through most of 1994. Management expects dividends to policyholders will continue to increase in the future. A portion of the Company's insurance in force is participating insurance. A significant portion of the participating business is relatively newer business. The dividend scale for participating policies increases significantly in the early years. The dividend scale is subject to approval of the Board of Directors and may be changed at their discretion. The Company no longer markets any participating policies.

Commissions and amortization of deferred policy acquisition costs increased significantly for first quarter 1995 compared to the same period of 1994. The products that are currently being marketed are designed differently than the
products offered one  year ago.   The current  products do not  defer as much
acquisition costs for future periods.

Operating expenses increased 31% for the period. The increase in operating expenses is related to increased legal fees incurred regarding the legal matters discussed in the Notes to the Financial Statements.

Management continues its efforts to reduce operating costs and streamline operations. The Company was able to streamline its operations by reducing the number of companies through a series of mergers and the sale of F&R. As of March 31, 1995, the Company controls four insurance companies.

Interest expense decreased 6% for 1995 compared to 1994. The interest rate on the senior debt is the prime interest rate plus an additional 1% of interest. As of June 30, 1995, the interest rate on the senior debt had increased to 10% compared to 7% one year ago. The Company has reduced its senior debt $2,900,000 within the last twelve months.


(c)  Net (loss) income:

The Company recorded net losses of $690,000 during the second quarter of 1995 compared to $117,000 for the same period in 1994. The decline inresults is attributable to the increase in commissions and amortization of deferred policy acquisition costs and operating expenses.

FINANCIAL CONDITION


(a)  Assets:

The Company's financial position at June 30, 1995, reflected an increase in assets and liabilities compared to December 31, 1994.

As of June 30, 1995, and December 31, 1994, invested assets represented
approximately  66%  of  consolidated  assets.   As  of  June  30,  1995, fixed
maturities and investments held for sale represented 79% of total invested assets.

Invested assets changed very little through second quarter 1995 compared to December 31, 1994. The Company acquired $1,000,000 of American General Capital Corporation's preferred stock. Mortgage loans declined 7% due to refinancing activity. The Company does not actively solicit new mortgage loans.

Other accounts and notes receivable decreased $277,000 at June 30, 1995 compared to December 31, 1994. The decrease is due to a change in Company policy during 1994 as to how the agents are advanced on submitted insurance applications. The change in Company policy enables the Company to better control advances made to agents.

Deferred policy acquisition costs ("DPAC") increased approximately $144,000 through the second quarter of 1995 compared to December 31, 1994. DPAC will increase due to new business and will decrease due to amortization in relation
to insurance  in force.   The products that  are currently being marketed are
designed differently than the products offered one year ago. The current products do not defer as much acquisition costs for future periods.

Cost of insurance acquired, value of agency force and cost in excess of net assets purchased decreased as expected by management through second quarter 1995 compared to December 31, 1994.


(b)  Liabilities:

Liabilities increased slightly through second quarter of 1995 compared to December 31, 1994. Future policy benefits represented 78% of total liabilities at June 30, 1995 and at December 31, 1994. Future policy benefits will increase related to growth in and duration of insurance in force and decrease from reserves released on deaths and other policy terminations.

Policyholders' dividend accumulations increased 5% through second quarter of 1995 compared to December 31, 1994. The policyholder dividend accumulation originates from the policyowner selecting the option to have their dividend
deposited  with  the  insurance  company  to  accumulate  with  interest.   A
significant   portion  of  the  participating  business  is  relatively newer
business.     The   dividend  scale   for  participating   policies increases
significantly in the early years. The dividend scale is subject to approval of the Board of Directors and may be changed at their discretion. The Company no longer markets any participating policies.

Deferred income taxes decreased approximately 5% through second quarter of 1995 compared to December 31, 1994. A deferred tax liability is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. The measurement of this liability is based on provisions of the enacted tax law. Primary items affecting deferred taxes of the Company are cost of insurance acquired, deferred policy acquisition costs and future policy benefits.

Notes payable decreased $603,000 through second quarter of 1995 compared to December 31, 1994. On March 1, 1995, the Company prepaid the remaining $900,000 of the June 1, 1995 scheduled principal payment. No payments are due on Company debt until June 1996.

(c)  Shareholders' Equity:

Overall shareholders' equity decreased 2% through second quarter 1995 compared to December 31, 1994. Unrealized depreciation of equity securities and investments held for sale improved due to the general decline in bond yields in the market place. The decline in bond yields has improved the market value of the Company's holdings of investments held for sale at market. Retained earnings experienced a decline due to the operating results of the Company.


FUTURE OUTLOOK

Factors  expected to  influence life  insurance industry  growth include:   1)
competitive  pressure  among   the  large  number  of  existing   firms;    2)
competition from financial service companies, as they seek to expand into insurance products; 3) customers' changing needs for new types ofinsurance
products;   4)   customers' lack of  confidence in  the entire industry as  a result of the recent highly visible failures;  and 5)  uncertainty concerning
the  future  regulation of  the  industry.   Growth  in demand for  insurance
products will depend on demographic variables such asincome growth, wealth accumulation, populations and workforce changes.

The Board of Directors of CIC, ITI and UGIC ("the Affiliates"), by resolution adopted at their meetings of the Board of Directors on June 7, 1994, unanimously approved a Plan of Liquidation and Dissolution ("the Plan"). The affirmative vote of the majority of the outstanding shares of the Affiliates will be required for adoption of the Plan. Subject to proxy requirements, the matter will be brought before the Affiliate's shareholders at a Special Meeting of Shareholders of the Affiliates scheduled for August 15, 1995. Each affiliate is currently the indirect owner of FCC's common stock. The only assets held by the Affiliates is stock in its subsidiary (see Organizational Chart). If the Plan is adopted, each shareholder of the Affiliates will own directly the same proportionate share of FCC's common stock.

The liquidation and dissolution of the Affiliates will significantly streamline the organization of the UTI holding company system by eliminating three holding companies from the system. The elimination of the Affiliates will reduce filing fees and administrative expenses of the holding company system associated with the continued existence of suchcompanies, including fees and expenses in connection with the filing of annual, quarterly and periodic reports with the Securities and ExchangeCommission and mailings to public shareholders. If the Plan is adopted, UTG would own approximately 72% of the common stock of FCC.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

S.D., et  al. v. Universal  Guaranty Life Insurance Company.   (U.S.D.C., N.D.
Ga., 1995, 195-CV-0454-GET).

A lawsuit was filed against UG in February, 1995 on behalf of four applicants for insurance and a potential class of other applicants. The plaintiffs alleged that UG violated Title III of the Americans With Disabilities Act of 1990 (the "ADA") by discriminating against the plaintiffs in connection with the issuance of insurance policies by requiring the plaintiffs to submit additional medical evidence not required of others.

The plaintiffs allege that UG's requirement of a blood test violated the ADA by discriminating against each of the plaintiffs of the basis of a perceived disability which resulted in the denial of an insurance policy.

In addition to the ADA violation, plaintiffs allege a violation of Georgia Insurance Regulations with regard to procedures for obtaining information regarding an applicant's HIV/AIDS status.

The plaintiffs seek relief in the form of requiring UG to reopen the plaintiffs' insurance applications and process those applications, enjoining UG from requiring blood tests from the plaintiffs, directing UG to issue life insurance policies as applied for, and awarding the plaintiffs and other class members costs, expenses, and reasonable attorneys' fees pursuant to Title III of the ADA.

UG has filed an Answer to this potential class action. UG believes that it has no liability to any of the plaintiffs, or other potential class members, and intends to defend the lawsuit vigorously. In June 1995, summary judgment was granted to dismiss the case.

Jeffrey Ploskonka, Keith Bohn and Paul Phinney v. Universal Guaranty Life Insurance Company (Circuit Court of the Seventh Judicial Circuit Sangamon County, Illinois Case No.: 95-L-0213)

On March 9, 1995 a lawsuit was filed against Universal Guaranty Life Insurance on behalf of three insureds and a potential class of other insureds. The Plaintiffs allege that UG violated the insurance contract in attempting to cancel life insurance contracts. Additionally, the Plaintiffs assert violations of Illinois law alleging vexations and unreasonable insurance practices, breach of duty of good faith and fair dealing, and that Illinois consumer fraud laws have been violated. The Plaintiffs seek unspecified compensatory damages, injunctive relief, attorneys' fees, statutory damages in an amount up to $25,000.00, punitive damages of $1,000,000.00, and other equitable relief. UG filed an Answer to this lawsuit in May 1995, asserting various defenses and reserving the right to assert counterclaims. UG has also filed motions to dismiss certain allegations and claims made in the lawsuit. UG believes it has no liability to any of the plaintiffs, or other potential class members, and intends to defend the lawsuit vigorously. In June 1995, the court conditionally certified a class of non-settling insureds.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              UNITED TRUST, INC.
                                 (Registrant)





Date  August 11, 1995                 By /s/ Thomas F. Morrow
                                             Thomas F. Morrow, Chief Operating
                                              Officer, President, Treasurer
                                              and  Director





Date  August 11, 1995                 By /s/ James E. Melville
                                             James E. Melville, Chief
                                             Financial Officer and Senior
                                              Executive Vice President