Form 10-Q
period 1995-09-30
UNITED TRUST INC /IL/
filed 1995-11-13
CIK 832480

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934





For the Quarter Ended September 30, 1995           Commission File No. 0-16867


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

              Shares outstanding at October 31, 1995:18,675,935

                  Common stock, no par value per share

                              UNITED TRUST, INC.
                               (the "Company")


                                     INDEX




Part I:  Financial Information


         Consolidated Balance Sheets - September 30, 1995 and
         December 31, 1994  . . . . . . . . . . . . . . . . . . .  3


         Consolidated Statements of Operations for the nine months
         and three months ended September 30, 1995 and 1994   . .  4


         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1995 and 1994  . . . . . . . . . . .  5


         Notes to Financial Statements   . . . . . . . . . . . .   6

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations. . . . . . 13



Part II:  Other Information

          Legal Proceedings. . . . . . . . . . . . . . . . . . .  22

          Signatures . . . . . . . . . . . . . . . . . . . . . .  23

                        PART 1. FINANCIAL INFORMATION
                        Item 1.  Financial Statements

                              UNITED TRUST, INC.
                              AND SUBSIDIARIES

                         Consolidated Balance Sheets


                                                September 30,     December 31,
ASSETS                                              1995             1994

Investments:
  Fixed maturities at amortized cost (market
   $186,986,521 and $172,822,882)              $  186,835,952  $  184,590,646
  Equity securities at market (cost
   $1,246,164 and $395,846)                         1,877,477         911,012
  Mortgage loans on real estate at amortized
   cost                                            14,309,461      15,822,056
  Investment real estate, at cost, net of
   accumulated depreciation                        12,056,279      11,737,847
  Real estate acquired in satisfaction of debt,
   at cost net of accumulated depreciation          5,323,762       5,620,101
  Policy loans                                     16,614,178      16,338,632
  Short term investments                              425,000         350,000
  Investments held for sale at market (cost
   $3,001,497 and $3,450,273)                       2,988,146       3,337,672
                                                  240,430,255     238,707,966
  Cash and cash equivalents                        15,622,657      11,697,067
  Investment in affiliates                          5,729,957       5,161,034
  Indebtedness of affiliates, net                      99,133          67,865
  Accrued investment income                         4,184,325       3,500,585
  Reinsurance receivables:
     Future policy benefit                         13,427,971      12,818,658
     Unpaid policy claims and benefits                856,683         975,613
     Paid policy claims and benefits                  158,208         125,355
  Other accounts and notes receivable                 405,304         694,773
  Cost of insurance acquired                       50,517,924      53,324,051
  Deferred policy acquisition costs                10,978,665      10,634,476
  Value of agency force acquired                   14,966,671      15,489,946
  Costs in excess of net assets purchased,
   less accumulated amortization                    6,433,813       9,992,621
  Other assets                                      1,603,048       1,068,820
        Total assets                           $  365,414,614  $  364,258,830


LIABILITIES AND SHAREHOLDERS' EQUITY
  Policy liabilities and accruals:
  Future policy benefits                       $  241,967,059  $  234,875,800
  Policy claims and benefits payable                3,215,497       3,207,014
  Other policyholder funds                          3,146,584       3,124,851
  Dividend and endowment accumulations             12,151,073      11,106,903
  Income taxes payable                                200,542         237,846
  Deferred income taxes                            20,790,449      22,035,873
  Notes payable                                    21,448,910      22,053,289
  Other liabilities                                 6,161,245       6,200,879
      Total liabilities                           309,081,359     302,842,455
Minority interests in consolidated subsidiaries    34,662,918      39,547,280


SHAREHOLDERS' EQUITY

  Common stock - no par value, stated value
   $.02 per share.
  Authorized 35,000,000 shares - 18,675,935 and
   18,655,935 shares issued after deducting treasury
   shares of 423,840 and 423,840                      373,519         373,119
  Additional paid-in capital                       18,288,410      18,276,311
  Unrealized depreciation of equity securities        (42,568)       (143,405)
  Retained earnings                                 3,050,976       3,363,070
       Total shareholders' equity                  21,670,337      21,869,095
Total liabilities and shareholders' equity     $  365,414,614  $  364,258,830

                           See accompanying notes.

                             UNITED TRUST, INC.
                             AND SUBSIDIARIES

                    Consolidated Statements of Operations

                        Three Months Ended             Nine Months Ended
                      September 30, September 30,  September 30, September 30,
                         1995           1994            1995         1994


Revenue

 Premium income       $  8,585,351  $  8,572,398   $ 27,703,013  $ 28,940,725
 Reinsurance premium    (1,513,299)   (1,349,917)    (3,947,584)   (4,077,272)
 Other considerations      837,140       749,682      2,464,463     2,280,594
 Other considerations
  paid to reinsurers       (40,389)      (58,666)      (140,063)     (176,220)
 Net investment income   3,747,069     3,633,334     11,440,748    10,556,962
 Realized investment
  gains (losses)          (115,524)     (869,684)      (108,256)   (1,082,098)
 Other income              329,573       223,238      1,045,441       756,003
                        11,829,921    10,900,385     38,457,762    37,198,694


Benefits and expenses:

 Benefits, claims and settlement expenses:
  Life                   5,322,841     7,033,132     20,994,480    20,541,473
  Annuity                  454,355       420,362      1,405,512       977,186
  Reinsurance benefits
   and claims             (844,340)     (888,264)    (2,499,156)   (2,392,113)
  Dividends to
   policyholders         1,045,939       918,338      3,289,722     2,781,530
 Commissions and
   amortization of
   deferred policy
   acquisition costs     1,350,662     1,366,717      4,867,646     3,308,565
 Amortization of cost
   of insurance acquired 1,460,230     1,600,133      2,806,127     5,158,017
 Amortization of agency
   force                   184,718       120,051        523,275       405,101
 Operating expenses      2,232,938     2,328,443      7,929,844     6,593,217
 Interest expense          502,185       478,774      1,455,246     1,433,914
                        11,709,528    13,377,686     40,772,696    38,806,890

Income (loss) before
 income taxes and
 minority interest         120,393    (2,477,301)    (2,314,934)   (1,608,196)
Credit (provision)
 for income taxes          214,525       769,763      1,240,694       796,232
Minority interest in
 income of consolidated
 subsidiaries             (175,775)    1,178,536        839,193       632,894
Equity in earnings (loss)
 of investees               39,321        13,868        (77,047)     (857,235)

Net income (loss)       $  198,464   $  (515,134)   $  (312,094) $ (1,036,305)


Net income (loss) per
 common share           $     0.01   $     (0.03)   $     (0.02) $      (0.06)

Average common
 shares outstanding     18,695,935    18,664,830     18,686,008    18,664,830


                         See accompanying notes.

                           UNITED TRUST, INC.
                            AND SUBSIDIARIES

                  Consolidated Statements of Cash Flows

                                               September 30,     September 30,
                                                  1995               1994
Increase (decrease) in cash and cash
 equivalents
Cash flows from operating activities:
  Net loss                                    $    (312,094)   $   (1,036,305)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities net of changes in assets and
   liabilities resulting from the sales and
   purchases of subsidiaries:
    Charges for mortality and administration of
      universal life and annuity products        (7,351,824)       (7,363,361)
    Change in policy liabilities                  2,988,239         8,811,442
    Change in reinsurance receivables              (523,236)       (1,090,886)
    Amortization of cost of business acquired     2,806,127         5,158,017
    Amortization of goodwill, net                  (114,525)          213,750
    Minorityinterest                               (839,193)         (632,894)
    Equity in earnings of investees                  77,047           857,235
    Change in accrued investment income            (683,740)       (1,041,084)
    Depreciation                                    419,584           529,990
    Change in federal income tax liability       (1,282,728)         (948,123)
    Realized (gains) losses                         108,256         1,082,098
    Policy acquisition costs deferred            (1,862,000)       (3,740,663)
    Amortization of deferred acquisition costs    2,206,189           664,737
    Amortization of value of agency force           523,275           405,101
    Change in indebtedness of affiliates, net       (31,268)          371,812
    Premiums, operating receivables, commissions,
     general expenses, and other assets and
     liabilities                                 (1,578,851)          113,245
Net cash provided by (used in) operating
 activities                                      (5,450,742)        2,354,111

Cash flows from investing activities:
  Proceeds from investments sold and matured:
   Investments held for sale                        101,849                 0
   Fixed maturities sold                                  0                 0
   Fixed maturities matured                       9,226,009        20,293,299
   Equity securities                                104,260                 0
   Mortgage loans                                 1,917,743         3,753,108
   Real estate                                      897,183         2,219,794
   Collateral loans                                       0                 0
   Policy loans                                   3,269,380         3,203,972
   Short term                                       200,000         1,003,856
Total proceeds from investments sold and
 matured                                         15,614,575        30,474,029

 Cost of investments acquired:
   Investments held for sale
   Fixed maturities                             (11,994,414)      (46,536,690)
   Equity securities                             (1,000,000)                0
   Mortgage loans                                  (405,148)       (5,359,481)
   Real estate                                   (1,065,675)       (3,096,136)
   Policy loans                                  (3,572,857)       (3,032,815)
   Short term                                      (125,000)         (575,000)
Total cost of investments acquired              (18,163,094)      (58,600,122)
Cash of subsidiary at date of sale                        0        (3,134,343)
Cash received in sale of subsidiary                       0         4,995,804
Net cash used in investing activities            (2,548,519)      (26,264,632)

Cash flows from financing activities:
 Policyholder contract deposits                  19,273,756        18,403,305
 Policyholder contract withdrawals              (11,517,370)      (16,583,265)
 Interest credited to account balances            4,772,844         4,720,485
 Payments on principal of notes                    (604,379)         (304,250)
   Net cash provided by financing activities     11,924,851         6,236,275
Net increase (decrease) in cash and cash
 equivalents                                      3,925,590       (17,674,246)
Cash and cash equivalents at beginning of year   11,697,067        32,303,668
Cash and cash equivalents at end of year      $  15,622,657     $  14,629,422

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

At September 30, 1995, the parent, significant subsidiaries and affiliates of United Trust, Inc. were as depicted on the following organizational chart.

                           ORGANIZATIONAL CHART
                          AS OF SEPTEMBER 30, 1995


United Trust, Inc. ("UTI") is the ultimate controlling company. UTI owns 53% of United Trust Group ("UTG") and 30% of United Income, Inc. ("UII"). UII owns 47% of UTG. UTG owns 72% of First Commonwealth Corporation ("FCC"). FCC owns 100% of Universal Guaranty Life Insurance Company ("UG"). UG owns 100% of United Security Assurance Company ("USA"). USA owns 84% of Appalachian Life Insurance Company ("APPL") and APPL owns 100% of Abraham Lincoln Insurance Company ("ABE").

2. FIXED MATURITIES AND INVESTMENTS HELD FOR SALE

As of September 30, 1995, fixed maturities and investments held for sale represented 79% of total invested assets. As prescribed by the various state insurance department statutes and regulations, the insurance companies' investment portfolio is required to be invested primarily ininvestment grade securities to provide ample protection for policyholders. The liabilities of the insurance companies are predominantly long term in nature and therefore, the companies invest primarily in long term fixed maturity investments. The Company has analyzed its fixed maturities portfolio and reclassified those securities expected to be sold prior to maturity as investments held for sale. The investments held for sale are carried at market. Management has the intent and ability to hold its fixed maturity portfolio to maturity and as such carries these securities at amortized cost. As of September 30, 1995, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.

3. Mortgage Loans and Real Estate

The Company holds approximately $14,309,000 in mortgage loans and $17,380,000 in real estate holdings which represent 4% and 5% of the total assets of the Company, respectively. All mortgage loans held by the Company are first position loans. The Company has $685,000 in mortgage loans net of a $10,000 reserve allowance, which are in default or in the process of foreclosure representing approximately 5% of the total portfolio. The Company has 3 loans for approximately $104,000 which are under a repayment plan. Letters are sent to each mortgagee when the loan becomes 30 days or more delinquent. Loans 90 days or more delinquent are placed on a non-performing status and classified
as delinquent  loans.   Reserves  for loan  losses  on  delinquent loans  are
established based on management's analysis of the loan balances and what is believed to be the realizable value of the property should foreclosure take place. Loans are placed on a non-accrual status based on a quarterly case analysis of the likelihood of repayment.

The following tables show the distribution of mortgage loans and real estate by type.


      Mortgage loans               Amount            % of Total
  FHA/VA                       $    798,968              6%
  Commercial                   $  3,421,181             24%
  Residential                  $ 10,089,312             70%

      Real Estate                  Amount            % of Total
  Home Office                  $  3,107,286             18%
  Commercial                   $  2,168,962             12%
  Residential development      $  6,780,031             39%
  Foreclosed real estate       $  5,323,762             31%

4. LONG-TERM DEBT

At September 30, 1995, the Company has $21,449,000 in long term debt outstanding. The debt is comprised of the following components:

   Senior debt                                  $ 11,400,000
   Subordinated 10 yr. notes                       6,494,000
   Subordinated 20 yr. notes                       3,530,000
   Encumbrance on real estate                         25,000
                                                $ 21,449,000

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


5.  Commitments and Contingencies

During the third quarter of 1994, the Company became aware that certain new insurance business was being solicited by certain agents of UG and issued to individuals considered to be not insurable by Company standards. These policies had a face amount of $22,700,000 and represent less than 1/2 of 1% of the insurance in force of the Company. Management's analysis of the business in force indicates that the expected death claims on the business in force to be adequately covered by the mortality assumptions inherent in the calculation of statutory reserves. Nevertheless, management has determined it is in the best interest of the Company to attempt to acquire as many of the policies as possible. As of September 30, 1995, there remained approximately $4,728,000 of the original face amount which the Company has either determined to have bad health or not yet contacted by the Company regarding a possible repurchase of the insurance policy.

During 1994, the Company authorized $1,250,000 for the acquisition of these policies. At December 31, 1994, the Company had $227,961 remaining for the purchase of these policies. Through September 30, 1995, the Company spent an additional $1,158,000 for the purchase of the policies and legal costs.

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

Four general agents of UG filed independent suits against UG in the latter part of September or early October, 1994. Kathy Armstrong (3-94-1085), another general agent, filed her suit on November 16, 1994. Ronald L. Mekkes, Jr., a general agent, filed a suit on March 15, 1995. All of the suits allege that the plaintiff was libeled by statements made in a letter sent by UG. The letter was sent to persons who had been issued life insurance policies by UG as the result of policy applications submitted by the five agents. Mr. Melville is a defendant in some of the suits because he signed the letter as president of UG. In addition to the defamation count, Mr. Freeman and Ms. Tappan allege that UG also breached a contract with each of them by failing to pay them commissions for policies issued. Mr. Freeman claims unpaid
commissions  of  $104,000  and  Ms.   Tappan's  commission  claim  is  for an
unspecified amount. In the libel claim, Mr. Freeman claims compensatory damages of over $5,000,000 punitive damages of over $3,000,000, costs, and litigation expenses. The other plaintiffs request the award of unspecified compensatory damages and punitive (or special) damages as well as costs and attorney's fees. UG has filed Answers to all five of these suits asserting various defenses and, where appropriate, counterclaims. UG believes that it has no liability to any of the plaintiffs and intends to defend each of the suits vigorously. On August 1, 1995, the Tappan suit was dismissed with prejudice.

Terl, et al. v. Universal Guaranty Life Insurance Company (U.S.D.C., M.D. Fla., 1995, 94-1236-CIV-ORL-19).

A lawsuit was filed against UG on November 23, 1994 on behalf of five insureds and a potential class of other insureds. The plaintiffs allege that UG violated the Racketeer Influenced and Corrupt Organizations Act. The plaintiffs contend they were fraudulently induced by misrepresentations on the part of UG to purchase, and in some instances to surrender, policies of insurance. The plaintiffs contend that UG knew it would never honor the terms of the policies and was attempting to achieve short-term profits by willfully targeting high risk applicants. The plaintiffs seek damages, including treble damages, in excess of $50,000, exclusive of interest and costs, and other equitable relief. UG filed an Answer to this class action suit inFebruary, 1995, asserting various defenses and reserving the right to assert counter claims. This lawsuit was settled during the first quarter of 1995.

S.D., et al. v. Universal Guaranty Life Insurance Company. (U.S.D.C., N.D. Ga., 1995, 195-CV-0454-GET).

A lawsuit was filed against UG in February, 1995 on behalf of four applicants
for insurance and  a potential  class of  other applicants.   The plaintiffs
alleged that UG violated Title III of the Americans WithDisabilities Act of 1990 (the "ADA") by discriminating against the plaintiffs in connection with the issuance of insurance policies by requiring the plaintiffs to submit additional medical evidence not required of others.

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

Jeffrey Ploskonka, Keith Bohn and Paul Phinney v. Universal Guaranty Life Insurance Company (Circuit Court of the Seventh Judicial Circuit Sangamon County, Illinois Case No.: 95-L-0213).

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


6.  Plan of Liquidation and Dissolution of Affiliates.

The Board of Directors of CIC, ITI and UGIC ("the Affiliates"), by resolution adopted at their meetings of the Board of Directors on June 7, 1994, unanimously approved a Plan of Liquidation and Dissolution ("the Plan"). An affirmative vote of the majority of the outstanding shares of the Affiliates was received from shareholders at a Special Meeting of Shareholders of the Affiliates on August 15, 1995. Each affiliate was the indirect owner of FCC's common stock. The only assets held by the Affiliates, prior to dissolution, was stock in its subsidiary. Each shareholder of the Affiliates now own directly the same proportionate share of FCC's common stock.

The liquidation and dissolution of the Affiliates significantly streamlined the organization of the UTI holding company system by eliminating three holding companies from the system. The elimination of the Affiliates will reduce filing fees and administrative expenses of the holding company system associated with the continued existence of such companies, including fees and expenses in connection with the filing of annual, quarterly and periodic reports with the Securities and Exchange Commission and mailings to public shareholders. UTG owns approximately 72% of the common stock of FCC.

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


LIQUIDITY AND CAPITAL RESOURCES:


HOLDING COMPANY OPERATIONS

The payment of cash dividends to shareholders by UTI is not legally restricted. At September 30, 1995 and December 31, 1994, substantially all of consolidated stockholders' equity of UTI represented net assets of its subsidiaries. UTI has limited day to day operations of its own. Cash requirements of UTI primarily relate to the payment of expenses related to maintaining the Company as a corporation in good standing with the various regulatory bodies which govern corporations in the jurisdictions where the Company does business. UTI is able to meet its cash needs through its management agreement with UII, income received on invested assets and cash balances. Insurance company dividend payments are regulated by the state
insurance  department   where  the  company  is  domiciled.     UG's dividend
limitations are described below.

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

The Company's Senior Debt bears interest at a variable per annum rate equal to 1% over the variable per annum rate of interest most recently announced by the First Bank of Missouri as its "Base Rate". As of September 30, 1995, the interest rate on the senior debt had increased to 9 3/4% compared to 7% one year ago. On December 2, 1994, the Company prepaid $2,000,000 of the $2,900,000 scheduled principal payment due June 1, 1995. On March 1, 1995, the Company prepaid the remaining $900,000 of the June 1, 1995 scheduled principal payment. The next scheduled principal payment is not due until June 1, 1996. The principal amount of the Company Senior Debt to outside parties was $11,300,000 and $10,700,000 at December 31, 1994, and September30, 1995,
respectively.

Management believes that it will be able to continue to service this debt in the future.

INSURANCE OPERATIONS

The  primary sources of liquidity for the insurance subsidiaries include their
operating  cash  flows,  financing  cash  flows,  dividends,   and short-term
investments, which principally consist of certificates of deposit. The net cash provided by (used in) operating activities equalled ($5,451,000) during the first nine months of 1995, compared to $2,354,000 inthe same period one year ago.

The net cash used in investing activities equalled $2,549,000 during the first nine months of 1995, compared to $26,265,000 as of September 30, 1994. As of September 30, 1995, the Company has $15,623,000 in cash and cash equivalents, which represents 4% of total assets.

Other principal sources of liquidity available to the Company are invested assets. Sources available are $425,000 of short-term investments, $2,988,000 of investments held for sale at market and $1,877,000 of equity securities. Other sources are maturities of the fixed maturity portfolio. As of September 30, 1995, the Company had $9,226,000 of fixed maturities matured compared to $20,293,000 in the same period one year ago.

The principal requirement for liquidity in connection with the Company's insurance operations is its contractual obligations to policyholders and annuitants, including payments of surrender benefits, policyholder dividends, claims under outstanding insurance policies and annuities, and policy loans. Policyholder surrender benefits totalled $11,877,000 as of September 30, 1995,
and  $13,282,000  as of  September 30, 1994.   The  Company believes  that it
maintains adequate liquidity to pay anticipated benefits and claims to policyholders and annuitants.

The Company had net cash provided by (used in) operating activities of $(5,451,000) and $2,354,000 as of September 30, 1995 and 1994, respectively.
The net cash provided by (used in) operating activities, interest credited to account balances and net policyholder contract deposits of the Company's insurance subsidiaries after the payment of policyholder withdrawals, equalled $7,078,000 and $8,895,000 as September 30, 1995 and 1994, respectively. This measurement of cash flow indicates the performance of the Company's insurance operations as well as the Company's universal life production. The decrease in 1995 compared to 1994 is due to a decline in first year premium production.

Policy acquisition costs deferred decreased significantly when comparing the first nine months of 1995 to 1994. The decrease is due to two factors. The decline in first year production as was discussed in the operating activities of the Company. The decline is also the result of a change in the commission structure. The commission structure was changed in reference to the products that are being marketed currently compared to the first nine months of 1994.

Management believes that the overall sources of liquidity available to the Company will continue to be more than sufficient to satisfy its financial obligations and operating expenses.

Results of Operations

Year-to-date 1995 compared to 1994:
(a)  Revenues:

Revenues increased  3% during first nine  months of 1995 compared  to the same
period of  one year ago.   The increase  in net investment  income contributed
significantly to the increase in revenues.

Premium income, net of reinsurance, decreased 4% during the first nine months of 1995 compared to the same period of 1994. The decrease in premium income was expected by management. In late 1994, the Company discontinued marketing the traditional and interest sensitive whole life products. The Company is currently marketing three universal life insurance products. Universal life insurance products contribute only cost of insurance charges to the premium income line item.

Other considerations, net of reinsurance, consisting of administrative loads charged on interest sensitive whole life and universal life products, increased 10% for the first nine months of 1995 compared to first nine months of 1994. The Company is currently marketing three universal life products. In late 1994, the Company discontinued marketing the traditional whole life and interest sensitive whole life insurance products.

Net investment income increased 8% during the first nine months of 1995 compared to the same period one year ago. The increase is attributable to the Company investing a significant portion of its cash and cash equivalents in long term fixed maturities and mortgage loans during March and April of 1994.


The Company's investments are generally managed to match related insurance and contract holder liabilities. The overall annualized gross investment yields as of third quarter 1995 and 1994, are 7.18% and 7.20%, respectively. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. Minimum interest spreads between earned and credited rates are 1% to 1.5%. The Company continually assesses investment yields, and when necessary takes action to reduce credited interest rates on its insurance products to preserve targeted spreads. Credited rates are established by the Board of Directors. Over 60% of the insurance and investment product reserves are crediting 5% or less in interest and 39% of the insurance and investment product reserves are crediting 5.25% to 6% in interest. It is expected that the monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on insurance policies that the Company has in force and will write in the future.

The Company realized $108,000 of investment losses during the first nine months of 1995 compared to realized investment losses of $1,082,000 in the
same period  in 1994.   Realized investment losses in the current  period are
attributable to securities in the bond portfolio that were called by the issuer prior to maturity. The realized investment losses in the previous period was due in part to $628,000 on foreclosed real estate. The realized loss in the previous period was atttributable to real estate sales activity in the same geographic area as the Company's foreclosed real estate.

(b)  Expenses:

Expenses increased 5% during the first nine months of 1995, compared to the same period in 1994. The increase in expenses is due to the increase in commissions and amortization of deferred policy acquisition costs and operating expenses.

Life benefits and reinsurance benefits and claims increased 2% for the first nine months of 1995, compared to the same period in 1994. There are two factors that contributed to decrease life benefits. The first factor is that the Company's mortality experience decreased $592,000 in the current period compared to the previous period. The second factor that is contributing to decrease life and annuity benefits is that the Company in 1994, lowered the interest rates credited on its interest sensitive, universal life and annuity products to a 6% interest rate. This has resulted in a lower reserve increase on these products than was experienced in the prior year as a lower interest rate is being credited to the policies involved. The life insurance and annuity products are continuing to credit interest at 6% in 1995. By maintaining the credited interest rates at 6%, it has enabled the Company to achieve larger interest spreads.

There is one item that contributed to increase life benefits. During the third quarter of 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be
not insurable  by Company  standards.   These policies  had a  face amount of
$22,700,000 and represent less than 1/2 of 1% of the insurance in force of the
Company.   Management's analysis of the  business in force indicates  that the expected death claims on the business in force to be adequately covered by the mortality assumptions inherent in the calculation of statutory reserves. Nevertheless, management has determined it is in the best interest of the Company to attempt to acquire as many of the policies as possible. As of September 30, 1995, there remained policies which represented $4,728,000 of the original face amount of these policies which the Company has either determined that the insurer has bad health or the owners have not yet been contacted by the Company regarding a possible repurchase of the insurance policy.

During 1994, the Company authorized $1,250,000 for the acquisition of these policies. At December 31, 1994, the Company had $227,961 remaining for the purchase of these policies. Through September 30, 1995, the Company paid an additional $562,000 for the acquisition of these policies and $596,000 in in legal fees that is reported in the general expense line item.

Dividends  to  policyholders increased  18%  for  first  nine months  of  1995 compared to the same period for 1994. USA continued to market participating policies through most of 1994. Management expects dividends to policyholders will continue to increase in the future. A portion of the Company's insurance in force is participating insurance. A significant portion of the participating business is relatively newerbusiness. The dividend scale for
participating  policies  increasessignificantly  in  the  early years.    The
dividend scale is subject toapproval of the Board of Directors and may be changed at their discretion. The Company no longer markets any participating policies.

Commissions and amortization of deferred policy acquisition costs increased significantly for the first nine months of 1995 compared to the same period of 1994. The products that are currently being marketed are designed differently than the products offered one year ago. The current products do not defer as much acquisition costs for future periods.

Operating expenses increased 20% for the period. There are several factors that are contributing to the increase in operating expenses. Through September 30, 1995, the Company paid $596,000 in legal fees for the acquisition of certain policies and the defense of related legal issues. Please refer to the notes to the consolidated financial statements and the analysis of life benefits expense in the management's discussion and analysis for a detailed explanation.

The other factor contributing to the increase in operating expenses is that the portfolio of products currently being marketed does not defer as much acquisition costs for future periods.

Management continues its efforts to reduce operating costs and streamline operations. The Company was able to streamline its operations by reducing the number of companies through a series of mergers and the sale of F&R. As of September 30, 1995, the Company controls four insurance companies.

Interest expense increased slightly when comparing the current period to previous period. The interest rate on the senior debt is the prime interest rate plus an additional 1% of interest. As of September 30, 1995, the interest rate on the senior debt had increased to 9 3/4% compared to 7% one year ago. The Company has reduced its senior debt $2,900,000 within the last twelve months.


(c)  Net loss:

The Company recorded  net losses of $312,000  during the first nine  months of
1995 compared to $1,036,000  for the same period in 1994.   The improvement in
results is attributable to the increase in net investment income, a decrease in mortality experience, the credit for income taxes and the improvement of the equity loss from investees.

Third quarter 1995 compared to third quarter 1994:

(a)  Revenues:

Revenues increased 9% during third quarter 1995 compared to third quarter 1994. The improvement of realized investment losses and the increase in other income contributed significantly to the increase in revenues.

Premium income, net of reinsurance, decreased 2% during the third quarter of 1995 compared to the third quarter of 1994. The decrease in premium income was expected by management. In late 1994, the Company discontinued marketing
the traditional  and interest sensitive whole  life products.   The Company is
currently marketing three universal life insurance products. Universal life insurance products contribute only cost of insurance charges to the premium income line item.

Other considerations, net of reinsurance, consisting of administrative loads charged on interest sensitive and universal life products, increased 15% for the third quarter 1995 compared to third quarter 1994. The Company is currently marketing three universal life products. In late 1994, the Company discontinued marketing the traditional and interest sensitive products.

Net investment income increased 3% during the third quarter of 1995 compared to third quarter 1994. The increase is attributable to the Company investing a significant portion of its cash and cash equivalents in long term fixed maturities and mortgage loans during March and April of 1994.

The Company's investments are generally managed to match related insurance and contract holder liabilities. The overall annualized gross investment yields as of third quarter 1995 and 1994, are 7.18% and 7.20%, respectively. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. Minimum interest spreads between earned and credited rates are 1% to 1.5%. The Company continually assesses investment yields, and when necessary takes action to reduce credited interest rates on its insurance products to preserve targeted spreads. Credited rates are established by the Board of Directors. Over 60% of the insurance and investment product reserves are crediting 5% or less in interest and 39% of the insurance and investment product reserves are crediting 5.25% to 6% in interest. It is expected that the monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on insurance policies that the Company has in force and will write in the future.

The Company realized $116,000 of investment losses during the third quarter of 1995 compared to realized investment losses of $870,000 in the same period in 1994. Realized investment losses in the current period are attributable to securities in the bond portfolio that were called by the issuer prior to maturity. The realized investment losses in the previous period were due in part to $628,000 on foreclosed real estate. The realized loss in the previous period was atttributable to real estate sales activity in the same geographic area as the Company's foreclosed real estate.


(b)  Expenses:

Expenses  decreased 12%  during the third  quarter of 1995,  compared to third
quarter  1994.   The  decrease  in expenses  is due  to  the decrease  in life benefits.

Life benefits and reinsurance benefits and claims decreased 27% for third quarter of 1995, compared to the same period in 1994. The Company's mortality experience decreased $895,000 in the current period compared to the previous period. Another factor that is contributing to decrease life and annuity benefits is that the Company in 1994, lowered the interest rates credited on its interest sensitive, universal life and annuity products to a 6% interest rate. This has resulted in a lower reserve increase on these products than was experienced in the prior year as a lower interest rate is being credited
to the policies  involved.    The life  insurance  and annuity products  are
continuing to credit  interest at  6% in 1995.   By maintaining the  credited
interest rates at 6%, it has enabled the Companyto achieve larger interest spreads.

During the third quarter of 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. These policies had a face amount of $22,700,000 and represent less than 1/2 of 1% of the insurance
in force of the Company.   Management's analysis of the business in force
indicates that the expected death claims on the business in force to be adequately covered by the mortality assumptions inherent in thecalculation of statutory reserves. Nevertheless, management has determined itis in the best interest of the Company to attempt to acquire as many of the policies as possible. As of September 30, 1995, there remained policies which represented $4,728,000 of the original face amount of these policies which the Company has either determined that the insurer has bad health or the owners have not yet been contacted by the Company regarding a posible repurchase of the insurance policy.

During 1994, the Company authorized $1,250,000 for the acquisition of these policies. At December 31, 1994, the Company had $227,961 remaining for the purchase of these policies. Through September 30, 1995, the Company paid an additional $562,000 for the acquisition of these policies and $596,000 in legal fees that is reported in the general expense line item. The impact of legal fees in the current quarter is $133,000.

Dividends to policyholders increased 14% for third quarter 1995 compared to the same period for 1994. USA continued to market participating policies through most of 1994. Management expects dividends to policyholders will continue to increase in the future. A portion of the Company's insurance in
force is participating insurance.   A significant portion of the participating
business is relatively newer business. The dividend scale for participating policies increases significantly in the early years. The dividend scale is subject to approval of the Board of Directors and may be changed at their discretion. The Company no longer markets any participating policies.

Commissions and amortization of deferred policy acquisition costs decreased slightly for third quarter 1995 compared to the same period of 1994. The products that are currently being marketed are designed differently than the products offered one year ago. The current products do not defer as much acquisition costs for future periods.

Operating expenses decreased 4% for the period. Management continues its efforts to reduce operating costs and streamline operations. The Company was able to streamline its operations by reducing the number of companies through a series of mergers and the sale of F&R. As of September 30, 1995, the Company controls four insurance companies.

There are several factors that contributed to increase operating expenses. The first factor is related to increased legal fees incurred regarding the legal matters discussed in the Notes to the Financial Statements and in the earlier discussion of life benefits. Another factor that is contributing to increase operating expenses is that the portfolio of products currently being marketed do not defer as much acquisition costs for future periods.

Interest expense increased 5% for 1995 compared to 1994. The interest rate on the senior debt is the prime interest rate plus an additional 1% of interest. As of September 30, 1995, the interest rate on the senior debt had increased to 9 3/4% compared to 7% one year ago. The Company has reduced its senior debt $2,900,000 within the last twelve months.


(c)  Net (loss) income:

The Company recorded a net gain of $198,000 during the third quarter of 1995 compared to net losses of $515,000 for the same period in 1994. The improvement in results is attributable to the decrease in mortality expenses in life benefits.


FINANCIAL CONDITION


(a)  Assets:

The Company's financial position at September 30, 1995, reflected an increase in assets and liabilities compared to December 31, 1994.

As of September 30, 1995, and December 31, 1994, invested assets represented approximately 66% of consolidated assets. As of September 30, 1995, fixed maturities and investments held for sale represented 79% of total invested assets.

Invested assets changed very little through third quarter 1995 compared to December 31, 1994. The Company acquired $1,000,000 of American General Capital Corporation's preferred stock. Mortgage loans declined 10% due to refinancing activity. The Company does not actively solicit new mortgage loans.

Other accounts and notes receivable decreased $289,000 at September 30, 1995 compared to December 31, 1994. The decrease is due to a change in Company policy during 1994 as to how the agents are advanced on submitted insurance applications. The change in Company policy enables the Company to better control advances made to agents.

Deferred policy acquisition costs ("DPAC") increased 3% through the third quarter of 1995 compared to December 31, 1994. DPAC will increase due to new business and will decrease due to amortization in relation to insurance in force. The products that are currently being marketed are designed differently than the products offered one year ago. The current products do not defer as much acquisition costs for future periods.

Cost of insurance acquired, value of agency force and cost in excess of net assets purchased decreased as expected by management through third quarter 1995 compared to December 31, 1994.

(b)  Liabilities:

Liabilities increased 2% through third quarter of 1995 compared to December 31, 1994. Future policy benefits represented 78% of total liabilities at
September 30, 1995  and at  December 31, 1994.   Future  policy benefits will
increase related to growth in and duration of insurance in force and decrease from reserves released on deaths and other policy terminations.

Policyholders' dividend accumulations increased 9% through third quarter of 1995 compared to December 31, 1994. The policyholder dividend accumulation originates from the policyowner selecting the option to have their dividend deposited with the insurance company to accumulate with interest. A significant portion of the participating business is relatively newer business. The dividend scale for participating policies increases significantly in the early years. The dividend scale is subject to approval of the Board of Directors and may be changed at their discretion. The Company no longer markets any participating policies.

Deferred income taxes decreased approximately 6% through third quarter of 1995 compared to December 31, 1994. A deferred tax liability is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. The measurement of this liability is based on provisions of the enacted tax law. Primary items affecting deferred taxes of the Company are cost of insurance acquired, deferred policy acquisition costs and future policy benefits.

Notes payable decreased $604,000 through third quarter of 1995 compared to
December  31, 1994.   On  March 1,  1995,  the Company  prepaid the remaining
$900,000 of the June 1, 1995 scheduled principal payment. Nopayments are due on Company debt until June 1996.


(c)  Shareholders' Equity:

Overall shareholders' equity decreased 1% through third quarter 1995 compared to December 31, 1994. Unrealized depreciation of equity securities and investments held for sale improved due to the general decline in bond yields in the market place. The decline in bond yields has improved the market value of the Company's holdings of investments held for sale at market. Retained earnings experienced a decline due to the operating results of the Company.


FUTURE OUTLOOK

Factors expected to influence life insurance industry growth include: 1) competitive pressure among the large number of existing firms; 2) competition from financial service companies, as they seek to expand into insurance products; 3) customers' changing needs for new types of insurance
products;   4)  customers' lack of confidence in the entire industry as a result of the recent highly visible failures;  and 5)  uncertainty concerning
the  future regulation  of  the  industry.   Growth  in demand  for insurance
products will depend on demographic variables such as incomegrowth, wealth accumulation, populations and workforce changes.

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

The plaintiffs allege that UG's requirement of a blood test violated the ADA by discriminating against each of the plaintiffs of the basis of a perceive disability which resulted in the denial of an insurance policy.

In addition to the ADA violation, plaintiffs allege a violation of Georgia Insurance Regulations with regard to procedures for obtaining information regarding an applicant's HIV/AIDS status.

The plaintiffs seek relief in the form of requiring UG to reopen the plaintiffs' insurance applications and process those applications, enjoining UG from requiring blood tests from the plaintiffs, directing UG to issue life insurance policies as applied for, and awarding the plaintiffs and other class members costs, expenses, and reasonable attorneys' fees pursuant toTitle III of the ADA.

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


                              UNITED TRUST, INC.
                                 (Registrant)


Date  November 10, 1995             By /s/ Thomas F. Morrow
                                       Thomas F. Morrow, Chief Operating
                                       Officer, President, Treasurer
                                       and Director





Date  November 10, 1995             By /s/ James E. Melville
                                       James E. Melville, Chief Financial
                                       Officer and Senior Executive Vice
                                       President