Form 10-K
period 1995-12-31
UNITED TRUST INC /IL/
filed 1996-03-27
CIK 832480

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1995     Commission File Number 0-16867


                               UNITED TRUST, INC.
            (Exact name of registrant as specified in its charter)


            Illinois                                         37-1172848
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


5250 South Sixth Street Road, P.O. Box 5147, Springfield, IL       62705
         (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code: (217) 786-4300

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
Title of each class                                       on which registered
      None                                                       NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class

                                 Common Stock

Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

At March 1, 1996, the Registrant had outstanding 18,675,935 shares of Common Stock, stated value $.02 per share.

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

                                    PART 1

ITEM 1.  BUSINESS

United Trust, Inc. (the "Registrant") was incorporated in 1984, under the laws of the State of Illinois to serve as an insurance holding company. At December 31, 1995, significant majority-owned subsidiaries and affiliates of the Registrant were as depicted on the following organizational chart:


                               ORGANIZATIONAL CHART
                              AS OF DECEMBER 31, 1995


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

(a)  GENERAL

The Registrant and its subsidiaries (the "Company") operate principally in the individual life insurance business. The primary business of the Company has been the servicing of existing insurance business in force, the solicitation of new insurance business, and the acquisition of other companies in similar lines of business.

Between March 28, 1985, and May 20, 1987, UTI was engaged in an intrastate public offering of its securities, raising a total of $12,585,086 net of offering costs. United Trust Assurance Company ("UTAC"), was initially capitalized with a $5,000,000 contribution from UTI in 1986 and began selling life insurance products in 1987.

Beginning in 1988, an affiliated company, UII, conducted a stock offering in the State of Ohio. The investors purchased units consisting of one $2 par value, 9% noncumulative, redeemable preferred share and one common share. Each unit sold for $10. The preferred stock has been converted into two shares of common stock.

Between March  1988  and August  1990,  UII raised  a  total of  approximately
$15,000,000 in an intrastate public offering in Ohio. USA was initially capitalized with a $5,000,000 contribution from UII in 1990 in Ohio. USA began selling life insurance products in August 1990.

Since the inception of the offering, the Company's ownership interest has dropped from 49% to 30%. The Company accounts for its investment in UII using the equity method. Because the offering price per share exceeded the Company's carrying amount per share, the Company's equity in UII has increased $4,359,749.


(b)  FORMATION OF UNITED TRUST GROUP, INC.

On February 20, 1992, UTI and its affiliate, UII, formed a joint venture, UTG.

On June 16, 1992, UTI contributed $2.7 million in cash, an $840,000 promissory note and 100% of the common stock of its wholly owned subsidiary, UTAC. UII contributed $7.6 million in cash and 100% of its life insurance subsidiary, USA to UTG. After the contributions of cash, subsidiaries, and the note, UII owns 47% and UTI owns 53% of UTG.


(c)  ACQUISITION OF CIC

Pursuant to the terms of a stock purchase agreement, on June 16, 1992, UTG acquired 6,771 shares of the 8,776 no par value, issued and outstanding common stock of CIC. Additionally, options for 1,300 shares were acquired and simultaneously exercised. Further, UTG acquired 729 shares of CIC stock from Mr. James Melville, a former officer of CIC. The adjusted purchase price for all shares purchased including the options was $15,567,179. CIC then issued 315 shares of CIC common stock to UGIC and 2,730 shares of CIC common stock to FCC in satisfaction of debt. As a result UTG owned 67% of CIC.

Also, June 16, 1992, UTG sold, at book value, its insurance subsidiaries, UTAC and USA along with $6,000,000 of FCC's senior debt to FCC, an indirectly controlled subsidiary of CIC, in exchange for $3,300,000 in cash, ten year promissory notes totalling $5,669,988, twenty year promissory notes totalling $3,529,865 and 11,134,000 shares of FCC unissued common stock, approximately 46% of the outstanding common stock of FCC.

(d)  RESTRUCTURING OF AFFILIATES

The Company has taken several steps to streamline and simplify the corporate structure following the acquisitions.

On December 28, 1992, UG was the surviving company to a merger with Roosevelt National Life Insurance Company ("RNLIC"), United Trust Assurance Company ("UTAC") and Cimarron Life Insurance Company ("CIM"). On June 30, 1993, Alliance Life Insurance Company ("ALLI"), a subsidiary of UG, was merged into UG.

On March 30, 1994, Farmers and Ranchers Life Insurance Company ("F&R") was sold to an unrelated third party. F&R was a small life insurance company which did not significantly contribute to the operations of the group. F&R primarily represented a marketing opportunity. The Company determined it would not be able to allocate the time and resources necessary to properly develop the opportunity, due to continued focus and emphasis on certain other agency forces of the Company.

The transactions described below, which transpired during 1994, were necessary to position Universal Guaranty Investment Company ("UGIC"), Investors Trust, Inc. ("ITI") and Commonwealth Industries Corporation ("CIC") for liquidation and dissolution.

Pursuant to an Agreement of Merger dated July 7, 1994 between Investors Trust Assurance Company, an Illinois life insurance company ("ITAC"), and ALIC, on July 31, 1994, ITAC merged with and into ALIC and ALIC was the surviving company. On the effective date of the merger, ALIC succeeded to all the rights and property of ITAC and assumed all of the liabilities and obligations and became subject to all of the debts of ITAC in the same manner as if ALIC had itself incurred them. The merger was approved by the Illinois Director of Insurance.

Prior to the merger of ITAC with and into ALIC, ITAC was a wholly owned subsidiary of ITI. ITAC owned 1,549,549 (approximately 66%) of the issued and outstanding common stock of UGIC. Prior to July 31, 1994, ITI was the indirect beneficial owner of the shares of UGIC common stock directly owned by ITAC. On July 31, immediately prior to the effectiveness of the merger of ITAC with and into ALIC, ITI purchased 758,946 shares of the UGIC common stock owned by ITAC. The total purchase price was $2,276,793. On July 31, 1994, ITAC also transferred to ITI at no cost 790,603 shares of the common stock of the Company. On such date, ITI became the direct beneficial owner of all 1,549,549 shares of the common stock of UGIC. In order to purchase the 758,946 shares of UGIC common stock, ITI received a loan from UTI and UII in the aggregate principal amount of $2,164,293. ITI transferred 721,431 shares of the common stock of UGIC that it purchased from ITAC to UTI and UII in payment of the loan. These shares were then contributed by UTI and UII to their subsidiary, UTG.

The balance sheet of Commonwealth Industries Corporation for the period ended July 31, 1994, included liabilities in the aggregate amount of $402,861 comprised of a future liability under a consulting agreement, escheat funds and an account payable. On July 31, 1994, these liabilities were assumed by UTG in exchange for 1,558,318 shares of the common stock of ITI.

The balance sheet of UGIC for the period ended July 31, 1994, included liabilities in the aggregate amount of $461,102. On July 31, 1994, these liabilities were assumed by UTG in exchange for 106,392 shares of the common stock of FCC and 315 shares of the common stock of CIC. The FCC shares transferred reduced UGIC's percentage ownership of FCC from 50.396% to 49.959%.

Prior to  these transactions, UGIC, ITI and CIC each had liabilities in excess
of assets  excluding the stock holdings  of their respective subsidiary.   The
1994 transactions enabled the companies to extinguish their liabilities.

On August 15, 1995, the shareholders of CIC, ITI, and UGIC voted to voluntarily liquidate each of the companies and distribute the assets to the shareholders (consisting solely of common stock of their respective subsidiary). As a result of the liquidations, the shareholders of each company became shareholders of FCC, following the liquidations, UTG holds 72% of the common stock of FCC.


PRODUCTS

The Company's portfolio consists of three universal life insurance products. The primary universal life insurance product is referred to as the "Century 2000". This product was introduced to the marketing force in 1993 and has become the cornerstone of current marketing. This product has a minimum face amount of $25,000. The product currently credits 6% interest with a guaranteed rate of 4.5% in the first 20 years and 3% in years 21 and greater. The policy values are subject to a $4.50 monthly policy fee, an administrative load and a premium load of 6.5% in all years. The administrative load and surrender charge are based on the issue age, sex and rating class of the policy. A surrender charge is effective for the first 14 policy years. In general, the surrender charge is very high in the first couple of years and then declines to zero at the end of 14 years. Policy loans are available at 7% interest in advance. The policy's accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan.

The second product, referred to as the "Eagle USL 400" has a minimum face amount of $50,000 with a 3% load on all premiums and a policy fee of $4.75 per month. This product is sold at issue ages of 0-18. The Eagle USL 400 currently credits 6% interest and 4% guaranteed interest rate. Partial withdrawals are allowed after the first policy duration. Partial withdrawals are allowed once a year subject to a $25 fee. Partial withdrawals are subject to a minimum of $500 cash surrender value remaining. Policy loans are charged 8% interest in arrears with the loaned value receiving the 4% guaranteed rate. Surrender charges are based on a percentage of target premium starting at 150% for years 1-5 and decreasing 10% each year thereafter until year 15 when it becomes zero.

The third universal life product was designed in 1990 and introduced for sale in the fourth quarter of that year. This product, referred to as the "UL90A", has a minimum face amount of $25,000. The administrative load is based on the issue age, sex and rating class of the policy. Policy fees vary from $1 per month in the first year to $4 per month in the second and third years and $3 per month each year thereafter. The UL90A currently credits 6% interest and 4.5% guaranteed interest rate. Partial withdrawals are allowed after the first duration. Partial withdrawals are allowed once a year subject a $25 fee. A partial withdrawal is subject to a minimum of $500 cash surrender value remaining. Policy loans are available at 7% interest in advance. The policy's accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan. Surrender charges are based on a percentage of target premium starting at 120% for years 1-5 then grading downward to zero in year 15. This policy contains a guaranteed interest credit bonus for the long term policyholder. From years 10 through 20, additional interest bonuses are earned with a total in the twentieth year of 1.375%. The bonus is calculated from the policy issue date and is contractually guaranteed.

The Company markets other products, none of which is significant to the operations of the Company. In late 1994, the Company discontinued marketing interest sensitive whole life insurance and traditional participating whole life insurance products. The Company has a variety of policies in force different from those which are currently being marketed. Approximately 34% of the insurance in force is participating business. The Company's average persistency rate for all policies in force for 1995 and 1994 has been approximately 87.5% and

86.3%, respectively. The Company does not anticipate any material fluctuations in these rates in the future that may result from competition.

The Company's experience for earned interest, persistency and mortality vary from the assumptions applied to pricing and determining premiums. Accordingly, differences between the Company's experience and those assumptions applied may impact the profitability of the Company. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, the Company's primary product. The Company monitors investment yields, and when necessary takes action to adjust credited interest rates on its insurance products to preserve targeted interest spreads. Credited rates are reviewed and established by the Board of Directors.

The premium rates are competitive with other insurers doing business in the states in which the Company is marketing its products.


MARKETING

The Company markets its products through separate and distinct agency forces. The Company has approximately 100 independent agents who actively write new business. No individual sales agent accounted for over 10% of the Company's premium volume in 1995. The Company's sales agents do not have the power to bind the Company.

The change in marketing strategy from traditional life insurance products to universal life insurance products had a significant impact on new business production. As a result of the change in marketing strategy the agency force went through a restructure and retraining process. Marketing is based on a referral network of community leaders and shareholders of UII and UTI. Recruiting of agents is also based on the same referral network.

New sales are marketed by UG and USA through their agency forces using contemporary sales approaches with personal computer illustrations. Current marketing efforts are primarily focused on the Midwest region.

Recruiting of agents is based on obtaining people with little or no experience
in the  life  insurance business.    These recruits  go through  an  extensive
internal training program.

USA is licensed in Illinois, Indiana and Ohio. During 1995, Ohio accounted for 99% of USA's direct premiums collected.

ALIC is  licensed  in  Alabama,  Arizona,  Illinois,  Indiana,  Louisiana  and
Missouri.   During  1995, Illinois  and  Indiana accounted  for  47% and  33%, respectively of ALIC's direct premiums collected.

APPL is licensed in Alabama, Arizona, Colorado, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Missouri, Montana, Nebraska, Ohio, Oklahoma, Tennessee, Utah, Virginia, West Virginia and Wyoming. During 1995, West Virginia accounted for 95% of APPL's direct premiums collected.

UG is licensed in Alabama, Arizona, Arkansas, Colorado, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin. During 1995, Illinois and Ohio accounted for 32% and 16%, respectively, of UG's direct premiums collected. No other states account for more than 6% of UG's direct premiums collected.

UNDERWRITING

Policies are issued by the Company based upon underwriting practices established for each market in which the Company operates. Most policies are individually underwritten. Applications for insurance are reviewed to determine additional information required to make an underwriting decision, which depends on the amount of insurance applied for and the applicant's age and medical history. Additional information may include medical examinations, statements from doctors who have treated the applicant in the past and, where indicated, special medical tests. After reviewing the information collected, the Company either issues the policy as applied for or rejects the application.


RESERVES AND REINSURANCE

The Company establishes reserves for future policy benefits, unearned premiums, reported claims and claims incurred but not reported. Such reserves are based on regulatory accounting requirements and generally accepted accounting principles.

The Company reinsures its insurance products with other insurance companies under agreements of reinsurance. Reinsurance agreements are intended to limit the Company's maximum loss and provide other financial benefits. The ceding of reinsurance does not discharge the Company's primary liability to the insured, however it is the practice of insurers to reduce their financial statement liabilities to the extent that they have been reinsured with other insurance companies.

In selecting a reinsurance company, the Company examines many factors including:

1) Whether the reinsurer is licensed in the states in which reinsurance coverage is being sought;

2) the solvency and stability of the company. One source utilized is the rating given the reinsurer by the A.M. Best Company, an insurance industry rating company. Another source is the statutory annual statement of the reinsurer;

3)  the history and reputation of the Company;

4) competitive pricing of reinsurance coverage. The Company generally seeks quotes from several reinsurers when considering a new treaty.

On existing reinsurance treaties, the Company monitors reinsurers through sources such as, the ratings provided by the A.M. Best Company, reinsurer financial statements and industry publications and literature.

In December 1991, UG entered into a 50% coinsurance arrangement with Republic Vanguard Life Insurance Company to enable the Company to maintain increased production levels while containing first year statutory costs. The ceding of new business under this treaty was terminated December 31, 1993. Republic Vanguard holds an "A" (Excellent) rating from A. M. Best, an industry rating company. The coinsurance arrangement, which was effective January 1, 1991, allowed UG to cede to Republic Vanguard a 50% quota share of all new universal life policies issued after the effective date through date of termination. UG receives a commission allowance of 11% of excess premium and renewal premium. Monies pertaining to the coinsurance arrangement are settled monthly. The agreement contains a provision whereby risks in excess of UG's retention ($125,000 maximum) are transferred to the reinsurer. Risks are transferred under an automatic ceding arrangement up to $1,000,000 and a facultative arrangement for amounts in excess of $1,000,000.

In December 1993, UG entered into reinsurance agreements with Business Men's Assurance Company, ("BMA") and Life Reassurance Corporation, ("LIFE RE"). BMA and LIFE RE each hold an "A+" (Superior) rating from A.M. Best, an industry rating company. The reinsurance arrangement was effective December 1, 1993, and covered all new business of the Company. The agreements are a yearly renewable term ("YRT") treaty where the Company cedes amounts above its retention limit of $100,000 with a minimum cession of $25,000.

During 1993, USA entered into a coinsurance agreement with LIFE RE. The coinsurance arrangement allows USA to cede to LIFE RE a 50% quota share of the traditional participating policies issued by USA after the effective date of July 1, 1992. USA entered into the arrangement to enable the Company to maintain increased production levels while containing first year statutory costs. USA receives commission allowances of 150% of first year premium, 27% of second year premium, 32% of third year premium and 37% of fourth year and beyond. Monies pertaining to the coinsurance arrangement are settled monthly.

The  Company  does not  have any  short-duration  reinsurance contracts.   The
effect of the Company's long-duration reinsurance contracts on premiums earned in 1995, 1994 and 1993 was as follows:

                                            Shown in thousands

                                   1995           1994          1993
                                 Premiums       Premiums      Premiums
                                  Earned         Earned        Earned

Direct                         $   35,201     $   38,063    $   39,848
Assumed                                 0              0             0
Ceded                              (5,203)        (5,659)       (8,688)
Net premiums                   $   29,998     $   32,404    $   31,160


As a result of amounts ceded to under reinsurance treaties, total life insurance in force was reduced by approximately $1.088 billion and $1.217 billion at December 31, 1995, and 1994, respectively. Ceded reinsurance premiums as a percentage of gross premium revenues were 15%, 15% and 22% in 1995, 1994 and 1993, respectively.


INVESTMENTS

Effective October 15, 1990, the Investment Committee of the Board of Directors retained Alpha Advisors, Inc., of Chicago, Illinois, a registered investment advisor, to assist the Company in managing its investment portfolio. The Company may modify its present investment strategy at any time, provided its strategy continues to be in compliance with the limitations of state insurance department regulations.

Investment income represents a significant portion of the Company's total income. Investments are subject to applicable state insurance laws and regulations which limit the concentration of investments in any one category or class and further limit the investment in any one issuer. Generally, these limitations are imposed as a percentage of statutory assets or percentage of statutory capital and surplus of each company.

The following table reflects net investment income by type of investment.




                                                  December 31,
                                      1995             1994           1993
Fixed maturities and fixed
  maturities held for sale      $ 13,190,121     $ 12,185,941    $ 10,814,222
Equity securities                     52,445            3,999         253,706
Mortgage loans                     1,257,189        1,423,474       1,745,563
Real estate                          975,080          990,857         968,620
Policy loans                       1,041,900        1,014,723       1,017,456
Short term investments               505,637          444,135       1,104,326
Other                                158,290          221,125         255,093
  Total consolidated
    investment income             17,180,662       16,284,254      16,158,986
  Investment expense              (1,724,438)      (1,915,808)     (1,753,250)
  Consolidated net
    investment income           $ 15,456,224     $ 14,368,446    $ 14,405,736


At December 31, 1995, the Company had a total of $7,998,000 of investments, comprised of $7,189,000 in real estate including its home office property and $809,000 in equity securities, which did not produce income during 1995.

The following table summarizes the Company's fixed maturities distribution at December 31, 1995 and 1994 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

                               Fixed Maturities

                  Rating                            % of Portfolio
                                                    1995      1994
                  Investment grade
                  AAA                                27%       23%
                  AA                                 14%        9%
                  A                                  48%       58%
                  BBB                                11%       10%
                  Below investment grade              0%        0%
                                                    100%      100%


The following table summarizes the Company's fixed maturity holdings and fixed maturities held for sale by major classifications.

                                                       Carrying Value
                                                     1995         1994
U.S. government and government agencies        $  29,492,006  $  23,059,049
States,  municipalities and
  political  subdivisions                          7,608,494      8,075,703
Collateralized mortgage obligations               15,428,596     19,114,044
Public utilities                                  59,254,524     57,630,503
Corporate                                         82,516,775     79,161,167
                                               $ 194,300,395  $ 187,040,466

The following table shows the composition and average maturity of the Company's investment portfolio at December 31, 1995.

                                      Carrying       Average        Average
Investments                             Value        Maturity        Yield

Fixed maturities and fixed
  maturities held for sale . . . .  $194,300,395     5 years          6.90%
Equity securities. . . . . . . . .     1,946,481     not applicable   3.67%
Mortgage loans . . . . . . . . . .    13,891,762     11 years         8.46%
Investment real estate . . . . . .    17,310,988     not applicable   5.63%
Policy loans . . . . . . . . . . .    16,941,359     not applicable   6.26%
Short term investments . . . . . .       425,000     190 days         5.01%
Total Investments. . . . . . . . .  $244,815,985                      7.04%


At December 31, 1995, fixed maturities and fixed maturities held for sale have a market value of $202,179,000. Fixed maturities are carried at amortized cost. It is management's intent to hold these securities until maturity. Fixed maturities held for sale are carried at market.

The Company holds approximately $425,000 in short term investments. Other investments include fixed maturities and mortgage loans of $10,788,000 and $523,000, respectively, maturing in one year and $91,652,000 and $2,420,000, respectively, maturing in two to five years, which in the opinion of management is sufficient to meet the Company's cash requirements.

The Company holds approximately $13,892,000 in mortgage loans which represents 4% of the total assets. All mortgage loans are first position loans. Before a new loan is issued, the applicant is subject to certain criteria set forth by Company management to ensure quality control. These criteria include, but are not limited to, personal financial information such as outstanding debt, sources of income, and personal equity. A credit report is also obtained. Loans issued are limited to no more than 80% of the appraised value of the property, and the loan must have first position against the collateral.

The Company has $618,000 of mortgage loans, net of a $10,000 reserve allowance, which are in default or in the process of foreclosure. These loans represent approximately 4% of the total portfolio. The Company has three loans that total approximately $102,000 which are under a repayment plan. Letters are sent to each mortgagee when the loan becomes 30 days or more delinquent. Loans 90 days or more delinquent are placed on a non-performing status and classified as delinquent loans. Reserves for loan losses are established based on management's analysis of the loan balances compared to the expected realizable value should foreclosure take place. Loans are placed on a non-accrual status based on a quarterly analysis of the likelihood of repayment. All delinquent and troubled loans held by the Company were loans held in portfolios by acquired companies at the time of acquisition.
Management believes the internal controls surrounding, the mortgage loan selection process have provided a quality portfolio with minimal risk of foreclosure and/or negative financial impact.

The Company has in place a monitoring system to provide management with information regarding potential troubled loans. Management is provided with a monthly listing of loans that are 30 days or more past due along with a brief description of what steps are being taken to resolve the delinquency. Quarterly, coinciding with external financial reporting, the Company determines how each delinquent loan should be classified. All loans 90 days or more
past  due are  classified  as delinquent.   Each  delinquent loan is reviewed
to determine the classification and status the loan should be given. Interest
accruals  are analyzed  based on  the likelihood  of repayment.   In no event
will interest continue to accrue when accrued interest along with the outstanding principal exceeds the net realizable value of the property. The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status.

The mortgage loan reserve is established and adjusted based on management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.

In addition, the Company also monitors that the insurance on the property is being maintained. The Company requires proof of insurance on each loan and further requires to be shown as a lienholder on the policy so that any change in coverage status is reported to the Company. Proof of payment of real estate taxes is another monitoring technique utilized by the Company. Management believes a change in insurance status or non-payment of real estate taxes are indicators that a loan is potentially troubled. Correspondence with the mortgagee is performed to determine the reasons for either of these events occurring.


The following table shows a distribution of mortgage loans by type.


        Mortgage Loans               Amount          % of Total
        FHA/VA                    $   785,973             6%
        Commercial                $ 3,329,884            24%
        Residential               $ 9,775,905            70%


The following table shows a geographic distribution of the mortgage loan portfolio and real estate held.
                                             Mortgage    Real
                                               Loans    Estate
        Colorado                                 2%       0%
        Illinois                                20%      55%
        Kansas                                  12%       0%
        Louisiana                               13%      10%
        Mississippi                              0%      21%
        Missouri                                 2%       1%
        North Carolina                           5%       5%
        Oklahoma                                 6%       1%
        Virginia                                 4%       3%
        West Virginia                           32%       3%
        Other                                    4%       1%
        Total                                  100%     100%

The following table summarizes delinquent mortgage loan holdings.

   Delinquent
 31 Days or More                         1995          1994          1993

Non-accrual status                   $         0   $         0   $         0
Other                                    628,000       911,000     1,038,000
Reserve on delinquent loans              (10,000)      (26,000)     (300,000)
    Total Delinquent                 $   618,000   $   885,000   $   738,000

Interest income foregone
  (Delinquent loans)                 $    15,800   $     4,000   $    33,700

In Process of
  Restructuring                      $         0   $         0   $         0

Restructuring on other
  than market terms                            0             0             0

Other potential problem loans                  0             0             0

    Total Problem Loans              $         0   $         0   $         0

Interest income foregone
  (Restructured loans)               $         0   $         0   $         0

See Item 2, Properties, for description of real estate holdings.


COMPETITION

The insurance business is highly competitive and there are a number of other companies, both stock and mutual, doing business in areas where the Company operates. Many of these competing insurers are larger, have more diversified lines of insurance coverage, have substantially greater financial resources and have a greater number of agents. Other significant competitive factors include policyholder benefits, service to policyholders, and premium rates.

The products offered (see Products) are similar to those offered by other major companies. The product features are regulated by the states and are subject to extensive competition among major insurance organizations. The Company believes a strong service commitment to policyholders, efficiency and flexibility of operations, timely service to the agency force and the expertise of its key executives help minimize the competitive pressures of the insurance industry.


GOVERNMENT REGULATION

In common with all domestic insurance companies, the Company is subject to regulation and supervision in the jurisdictions in which it does business under statutes which typically delegate regulatory, supervisory and administrative powers to state insurance commissions. USA, UG, APPL and ALIC are domiciled in the states of Ohio, Ohio, West Virginia and Illinois, respectively. The method of regulation varies, but generally, regulation relates to the licensing of insurers and their agents, nature of and limitations on investments, approval of policy forms, reserve requirements, standards of solvency, deposits of securities for the benefit of policyholders, periodic examination of insurers, and trade practices.

Most states also have insurance holding company statutes which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. The insurance subsidiaries are subject to such legislation and are registered as controlled insurers in those jurisdictions in which such registration is required. Statutes vary from state to state but typically require periodic disclosure concerning the corporation that controls the registered insurers and all subsidiaries of such corporation. In addition, prior notice to, or approval by, the state insurance commission of material intercorporate transfers of assets, reinsurance agreements, management agreements (see Note 9 to Notes to Financial Statements), and payment of dividends (see Note 2 to Notes to Financial Statements) in excess of specified amounts by the insurance subsidiary within the holding company system are required.

The National Association of Insurance Commissioners (NAIC) is an association whose membership consists of the insurance commissioners or their designees of the various states. The NAIC has no direct regulatory authority over insurance companies. The primary purpose of the NAIC is to provide a more consistent method of regulation and reporting from state to state. This is accomplished through the issuance of model regulations, which can be adopted by the individual state as presented, modified to meet the state's own needs or requirements, or dismissed entirely.

Each year the NAIC prepares financial ratio results (commonly referred to as IRIS ratios) for each company. These ratios compare various financial information pertaining to the statutory balance sheet and income statement. The results are then compared to pre-established normal ranges determined by the NAIC. Results outside the range typically require explanation to the domiciliary insurance department.

At year end 1995, UG had two ratios outside the norm. The first ratio compared investment in affiliates to total capital and surplus. At December 31, 1995, UG had an investment in affiliate (USA) slightly greater than capital and surplus. It is believed that this ratio will be outside the normal range in future periods, but is not considered by management to be an issue as both companies are under common control.

The second ratio related to the decrease in premium. The ratio fell outside the norm due to the significant reduction in first year business compared to the prior year. Management does not believe that this ratio will be outside the normal range in future periods.

The NAIC has adopted Risk Based Capital ("RBC") rules, which became effective December 31, 1993, to evaluate the adequacy of statutory capital and surplus in relation to a company's investment and insurance risks. The RBC formula reflects the level of risk of invested assets and the types of insurance products. The formula classifies company risks into four categories:

1) Asset risk - the risk of loss of principal due to default through creditor bankruptcy or decline in market value for assets reported at market.

2) Pricing inadequacy - the risk of adverse mortality, morbidity, and expense experience in relation to pricing assumptions.

3) Asset and liability mismatch - the risk of having to reinvest funds when market yields fall below levels guaranteed to contract holders, and the risk of having to sell assets when market yields are above the levels at which the assets were purchased.

4) General risk - the risk of fraud, mismanagement, and other business risks.

The RBC formula will be used by the states as an early warning tool to identify weakly capitalized companies for the purpose of initiating regulatory action. Generally, the RBC requirements provide for four different levels of regulatory attention depending upon the ratio of a company's total adjusted capital (defined as the total of its statutory capital, surplus and asset valuation reserve) to its RBC. The "Company Action Level" is triggered if a company's total adjusted capital is less than 100% but greater than or equal to 75% of its Company Action Level RBC. At The Company Action Level, the company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. The "Regulatory Action Level" is triggered if a company's total adjusted capital is less than 75% but greater than or equal to 50% of its Company Action Level RBC. At the Regulatory Action Level, the regulatory authority will perform a special examination if the company's total adjusted capital is less than 50% but greater than or equal to 35% of its Company Action Level RBC, and the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. The "Mandatory Control Level" is triggered if a company's total adjusted capital is less than 35% of its Company Action Level RBC, and the regulatory authority mandates that the company be placed under its control. At December 31, 1995, each of the Company's insurance subsidiaries has a Ratio in excess of 250% of the authorized control level; accordingly the subsidiaries meet the RBC requirements.

The NAIC has proposed a new Model Investment Law that may affect the statutory carrying values of certain investments; however, the final outcome of that proposal is not certain, nor is it possible to predict what impact the proposal will have or whether the proposal will be adopted in the foreseeable future.

The current statutory accounting treatment of DAC taxes results in an understatement of companies' surplus. These taxes result from a law that approximates acquisition expenses and then spreads the corresponding deductions over a period of years. The result is a DAC tax which is collected immediately and subsequently returned through deductions in later years.


EMPLOYEES

There are approximately 110 persons who are employed by the Company and its affiliates.


ITEM 2.  PROPERTIES

The following table shows the distribution of real estate by type.


        Real Estate                     Amount             % of Total
        Home Office                  $ 3,054,115               18%
        Commercial                   $ 2,680,318               15%
        Residential development      $ 6,244,142               36%
        Foreclosed real estate       $ 5,332,413               31%


Real estate holdings represent approximately 5% of the total assets of the Company net of accumulated depreciation of $1,050,000 and $802,000 at year end 1995 and 1994 respectively. The Company owns an office complex in Springfield, Illinois, which houses the primary insurance operations. The office buildings contain 57,000 square feet of office and warehouse space. The properties are carried at approximately $2,838,000. In addition, an insurance subsidiary owns a home office building in Huntington, West Virginia. The building has 15,000 square feet and is carried at $216,000. The facilities occupied by the Company are adequate relative to the Company's present operations.

Commercial property consists primarily of former home office buildings of acquired companies no longer used in the operations of the Company. These properties are leased to various unaffiliated companies and organizations. Residential development property is primarily located in Springfield, Illinois, and entails several developments, each targeted for a different segment of the population. These targets include a development primarily for the first time home buyer, an upscale development for existing homeowners looking for a larger home, and duplex condominiums for those who desire maintenance free exteriors and surroundings. The Company's primary focus is on the development and sale of lots, with an occasional home construction to help stimulate interest.

Springfield is the State Capital of Illinois. The City's economy is service oriented with the main employers being the State of Illinois, two major area hospitals and two large insurance companies. This provides for a very stable economy not as dramatically affected by economic conditions in other parts of the United States.

Foreclosed property is carried at the unpaid loan principal balance plus accrued interest on the loan and other costs associated with the foreclosure process. The carrying value of foreclosed property does not exceed management's estimate of net realizable value. Management's estimate of net realizable value is based on significant internal real estate experience, local market experience, independent appraisals and evaluation of existing comparable property sales.


ITEM 3.  LEGAL PROCEEDINGS

During the third quarter of 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. These policies had a face amount of $22,700,000 and represent 1/2 of 1% of the insurance in force. Management's analysis indicates that the expected death claims on the business in force to be adequately covered by the mortality assumptions inherent in the calculation of statutory reserves. Nevertheless, management has determined it is in the best interest of the Company to repurchase as many of the policies as possible. As of December 31, 1995, there remained approximately $5,738,000 of the original face amount which have not been settled. The Company will continue its efforts to repurchase as many of the policies as possible and regularly apprise the Ohio Department of Insurance regarding the status of this situation. Through December 31, 1995, the Company spent a total of $2,886,000 for the repurchase of these policies and for the legal defense of related litigation.

The Company is currently involved in the following litigation: Freeman v. Universal Guaranty Life Insurance Company (U.S.D.C.,N.D.Ga, 1994, 1-94-CV-2593-RCF); Armstrong v. Universal Guaranty Life Insurance Company and James Melville (Circuit Court of Davidson County, Tenn., 1994, 94C3222); Armstrong
v. Universal Guaranty Life Insurance Company and James Melville (Circuit Court of Davidson County, Tenn., 1994, 94C3720); Ridings v. Universal Guaranty Life Insurance Company and James Melville (Circuit Court of Davidson County, Tenn., 1994, 94C3221); Ronald L. Mekkes, Jr. v. Universal Guaranty Life Insurance Company and James Melville, (Circuit Court of Kent County, Michigan, 1995, 95-1073-NZ).

Four general agents of UG filed independent suits against UG in the latter part of September or early October 1994. In February 1996, the Ronald L. Mekkes, Jr. suit was dismissed with prejudice. Kathy Armstrong (3-94-1085), another general agent, filed her suit on November 16, 1994. All of the suits allege that the plaintiff was libeled by statements made in a
letter sent  by UG.   The letter  was sent  to  persons who  had  been issued
life insurance policies by UG as the result of policy applications submitted by the five agents. Mr. Melville is a defendant in some of the suits because he signed the letter as president of UG.

In addition to the defamation count, Mr. Freeman alleges that UG breached a contract by failing to pay his commissions for policies issued. Mr. Freeman claims unpaid commissions of $104,000. In the libel claim, Mr. Freeman claims compensatory damages of over $5,000,000, punitive damages of over $3,000,000, costs, and litigation expenses. The other plaintiffs request the award of unspecified compensatory damages and punitive (or special) damages as well as costs and attorney's fees. UG has filed Answers to all of these suits asserting various defenses and, where appropriate, counterclaims. UG believes that it has no liability to any of the plaintiffs and intends to defend each of the suits vigorously. The Freeman suit is scheduled for trial April 8, 1996.

Jeffrey Ploskonka, Keith Bohn and Paul Phinney v. Universal Guaranty Life Insurance Company (Circuit Court of the Seventh Judicial Circuit Sangamon County, Illinois Case No.: 95-L-0213)

On March 9, 1995 a lawsuit was filed against Universal Guaranty Life Insurance Company on behalf of three insureds and a potential class of other insureds. The Plaintiffs allege that UG violated the insurance contract in attempting to cancel life insurance contracts. Additionally, the Plaintiffs assert violations of Illinois law alleging vexations and unreasonable insurance practices, breach of duty of good faith and fair dealing, and that Illinois consumer fraud laws have been violated. The Plaintiffs seek unspecified compensatory damages, injunctive relief, attorneys' fees, statutory damages in an amount up to $25,000, punitive damages of $1,000,000, and other equitable relief. UG filed an Answer to this lawsuit in May 1995, asserting various defenses and reserving the right to assert counterclaims. UG has also filed motions to dismiss certain allegations and claims made in the lawsuit. UG believes it has no liability to any of the plaintiffs, or other potential class members, and intends to defend the lawsuit vigorously. In June 1995, the court conditionally certified a class of non-settling insureds.

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


ITEM 4.  SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM  5.   MARKET  FOR COMPANY'S  COMMON  STOCK AND  RELATED SECURITY  HOLDERS
           MATTERS

On June 18, 1990, UTI became a member of NASDAQ. Quotations began on that date under the symbol UTIN. The following is a breakdown by quarter of the closing bid and asked prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Range of Stock Prices

                                  BID                      ASK
  PERIOD                     LOW       HIGH           LOW       HIGH

  1995
     First quarter           1/2        5/8           3/4        3/4
     Second quarter          1/2      1               3/4      1 1/8
     Third quarter           1/2        5/8          11/16       7/8
     Fourth quarter          3/8        9/16          5/8        3/4


  1994
     First quarter         1 1/8      1 1/2         1 1/2      1 3/4
     Second quarter          5/8      1 1/4           7/8      1 1/2
     Third quarter           1/2        3/4           3/4      1
     Fourth quarter          3/8        5/8           3/4      1


Current Market Makers are:

Mesirow & Co., Inc.                 Howe, Barnes & Johnson, Inc.
350 N. Clark Street                 135 South LaSalle, Suite 1500
Chicago, IL  60610-4796             Chicago, IL  60603

M. H. Meyerson and Company          Carr Securities Corporation
30 Montgomery Street                17 Battery Place
Jersey City, NJ  07303              New York, NY  10004

Herzog, Heine, Geduld, Inc.
26 Broadway, 1st Floor
New York, NY  10004

As of December 31, 1995, no cash dividends had been declared on the common stock of UTI.

See  Note  2  in  the  accompanying  consolidated  financial   statements  for
information regarding dividend restrictions.

         Number of Common Shareholders as of March 13, 1996 is 5,774.

ITEM 6.  SELECTED FINANCIAL DATA


                             FINANCIAL HIGHLIGHTS
                    (000's omitted, except per share data)


                            1995       1994       1993      1992       1991

Premium income
  net of reinsurance     $ 29,998   $ 32,404   $ 31,160   $ 19,076  $  9,575


Net investment income    $ 15,456   $ 14,368   $ 14,406   $  8,514  $  1,609


Net income (loss)        $ (3,001)* $ (1,624)* $   (862)* $  5,661* $    (17)*


Net income (loss)
  per share              $  (0.16)  $  (0.09)  $  (0.05)  $   0.30  $     -


Total assets             $356,393   $360,258   $375,755   $370,259  $ 41,243


Total long term debt     $ 21,447   $ 22,053   $ 24,359   $ 27,494  $    411


Dividends paid per share     NONE       NONE       NONE       NONE      NONE


* Includes equity earnings of investees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company and its consolidated subsidiaries have three principal needs for cash - the insurance company's contractual obligations to policyholders, the payment of operating expenses and servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 4% and 3% as of December 31, 1995, and 1994, respectively. Fixed maturities as a percentage of total invested assets were 78% and 77% as of December 31, 1995 and 1994, respectively. Fixed maturities increased 4% in 1995 compared to 1994. Investing cash and cash equivalents in fixed maturities allowed the Company to increase investment yield on these monies by extending time to maturity while maintaining cash balances at an adequate level to meet the Company's short term obligations.

The Company holds approximately $425,000 in short term investments. Other investments mature at varying times including bonds and mortgage loans of $10,788,000 and $523,000, respectively, maturing in one year and $89,405,000 and $2,420,000, respectively, maturing in two to five years, which in the opinion of management is sufficient to meet the Company's cash requirements.

Consolidated operating activities of the Company produced negative cash flows of ($6,204,000), ($3,786,000) and ($7,298,000) in 1995, 1994 and 1993,
respectively. The net cash provided by operating activities plus interest credited to account balances and net policyholder contract deposits after the payment of policyholder withdrawals, equalled $9,454,000 in 1995, $10,361,000 in 1994, and $10,029,000 in 1993. Management believes this measurement of cash flows more accurately indicates the performance of the Company's insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities.

Cash used in investing activities was ($8,030,000), ($28,595,000) and ($22,041,000), for 1995, 1994 and 1993, respectively. The most significant aspect of investing activities is the fixed maturity transactions. Fixed maturities account for 76%, 78% and 88% of the total cost of investments acquired in 1995, 1994 and 1993, respectively. The Company has not directed its investable funds to so-called "junk bonds" or derivative investments. The cash used by investing activities in the last three years was provided by investing excess cash and cash equivalents and financing activities.

Net cash provided by financing activities was $15,064,000, $11,775,000 and $14,082,000 for 1995, 1994 and 1993, respectively. Policyholder contract deposits increased 8% in 1995 compared to 1994, and decreased 4% in 1994 when compared to 1993. The increase between 1995 and 1994 is due to the change in marketing focus of the Company. All of the Company's agency forces are marketing universal life insurance products. The change between 1994 and 1993 is a normal fluctuation in marketing of the Company's universal life products. Policyholder contract withdrawals has increased 7% in 1995 compared to 1994, and increased 10% in 1994 compared to 1993. The increase in 1995 and 1994 is not attributable to any one significant event. Factors that may be causing the increase are the fluctuation of interest rates, competition and other economic factors. The Company's current marketing strategy and product portfolio is directly structured to conserve the existing customer base and at the same time increase the customer base through new policy production.

Interest credited to account balances increased 12% in 1995 compared to 1994, and decreased 14% when comparing 1994 to 1993. The increase in 1995 is due to the increase in policyholder contract deposits. The decrease in 1994 is due to a reduction in interest rates credited on the Company's insurance products in January 1994. It takes approximately one year to fully realize a change in credited rates since a change becomes effective on each policy's next anniversary. Insurance products that the Company is issuing are crediting 6% interest and the Company does not have any immediate plans to change product interest rates.

The payment of cash dividends to shareholders is not legally restricted. At December 31, 1995, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. UTI does not have significant day to day operations of its own. Cash requirements of UTI primarily relate to the payment of expenses related to maintaining the Company as a corporation in good standing with the various regulatory bodies which govern corporations in the jurisdictions where the Company does business. UTI is able to meet its cash needs through its management agreement with UII and its income received on invested assets and cash balances. Insurance company dividend payments are regulated by the state insurance department where the company is domiciled. UG's dividend limitations are described below.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or
b) 10% of statutory capital and surplus. For the year ended December 31, 1995, UG had a statutory gain from operations of $3,197,000. At December 31, 1995, UG's statutory capital and surplus amounted to $7,274,000. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.

The Company's Senior Debt bears interest equal to 1% over the variable per annum rate most recently announced by the First Bank of Missouri as its "Base Rate". As of March 1, 1996, the "Base Rate" was 8.25%. The principal balance of the Company's Senior Debt is payable in installments on June 1st of each year. On December 2, 1994, the Company prepaid $2,000,000 of the $2,900,000 scheduled principal payment due June 1, 1995. On March 1, 1995, the Company prepaid the remaining $900,000 of the June 1, 1995 scheduled principal payment. On January 31, 1996, the Company prepaid $1,500,000 of the $3,900,000 scheduled principal payment due June 1, 1996.

Management believes the overall sources of liquidity available will be sufficient to satisfy its financial obligations.


RESULTS OF OPERATIONS

1995 COMPARED TO 1994

(a)  REVENUES

Total revenue increased 1% when comparing 1995 to 1994.

Premium income, net of reinsurance premium, decreased 7% when comparing 1995 to 1994. The decrease is primarily attributed to the reduction in new business production and the change in products marketed. In 1995, the Company has streamlined the product portfolio, as well as restructured the marketing force. The decrease in first year premium production is directly related to the Company's change in distribution systems. The Company has changed its focus from primarily a broker agency distribution system to a captive agent system.

Business written by the broker agency force in recent years did not meet Company expectations. With the change in focus of distribution systems, most of the broker agents were terminated. (The termination of the broker agency force caused a non-recurring write-down of the value of agency force asset. See discussion of amortization of agency force for further details.)

The change in marketing strategy from traditional life insurance products to universal life insurance products had a significant impact on new business production. As a result of the change in marketing strategy the agency force went through a restructure and retraining process. Cash collected from the universal life and interest sensitive products contribute only the risk charge to premium income, however traditional insurance products contribute monies received to premium income. One factor that has had a positive impact on premium income is the improvement of persistency. Persistency is a measure of insurance in force retained in relation to the previous year. Overall, persistency improved to 87.5% in 1995 compared to 86.3% in 1994.

Other considerations, net of reinsurance, increased 13% compared to one year ago. Other considerations consists of administrative charges on universal life and interest sensitive life insurance products. The insurance in force relating to these types of products continues to increase as marketing efforts are focused on universal life insurance products.

Net investment income increased 8% when comparing 1995 to 1994. The change reflected an increase in the amount of invested assets, which was partially offset by a lower effective yield on investments made during 1995. The overall investment yields for 1995, 1994 and 1993, are 7.04%, 7.13% and 7.22%, respectively. The Company has been able to increase its investment portfolio through financing cash flows, generated by cash received through sales of universal life insurance products. Although the Company sold no fixed maturities during the last few years, it did experience a significant turnover in the portfolio. Many companies with bond issues outstanding took advantage of lower interest rates and retired older debt which carried higher rates. This was accomplished through early calls and accelerated pay-downs of fixed maturity investments.

The Company's investments are generally managed to match related insurance and policyholder liabilities. The Company, in conjunction with the decrease in average yield of the Company's fixed maturity portfolio has decreased the average crediting rate for the insurance and investment products. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, the Company's primary product. The Company monitors investment yields, and when necessary takes action to adjust credited interest rates on its insurance products to preserve targeted spreads. Over 60% of the insurance and investment product reserves are crediting 5% or less in interest and 39% of the insurance and investment product reserves are crediting 5.25% to 6% in interest. It is expected that the monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on insurance policies the Company has in force and will write in the future.

Realized investment losses were $124,000 and $1,437,000 in 1995 and 1994, respectively. Fixed maturities and equity securities realized net investment losses of $224,000 and real estate realized net investment gains of $100,000 in 1995. The realized loss in 1995 can not be attributed to any one specific transaction. In 1994, the Company realized losses of $865,000 due to a permanent impairment of property located in Louisiana. The permanent impairment was based on recent appraisals and marketing analysis of surrounding properties.

The Company realized a gain of $467,000 from the sale of an insignificant subsidiary in 1994. In 1994, the Company realized a loss of $212,000 from the charge off of its investment in its equity subsidiary, United
Fidelity, Inc. The Company had other gains and losses during the period that comprised the remaining amount reported but were routine or immaterial in nature to disclose on an individual basis.


(b)  EXPENSES

Total expenses increased 16% when comparing 1995 to 1994.

Life benefits, net of reinsurance benefits and claims, decreased 4% compared to 1994. The decrease is related to the decrease in first year premium production. Another factor that has caused life benefits to decrease is that during 1994, the Company lowered its crediting rates on interest sensitive products in response to financial market conditions. This action will facilitate the appropriate spreads between investment returns and credited interest rates. It takes approximately one year to fully realize a change in credited rates since a change becomes effective on each policy's next anniversary. Please refer to discussion of net investment income for analysis of interest spreads.

The Company experienced an increase of 6% in mortality during 1995 compared to
1994.   The increase  in  mortality is  due primarily  to settlement  expenses discussed in the following paragraph:

During the third quarter of 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. These policies had a face amount of $22,700,000 and represent 1/2 of 1% of the insurance in force. Management's analysis indicates that the expected death claims on the business in force to be adequately covered by the mortality assumptions inherent in the calculation of statutory reserves. Nevertheless, management has determined it is in the best interest of the Company to repurchase as many of the policies as possible. As of December 31, 1995, there remained approximately $5,738,000 of the original face amount which have not been settled. The Company will continue its efforts to repurchase as many of the policies as possible and regularly apprise the Ohio Department of Insurance regarding the status of this situation. Through December 31, 1995, the Company spent a total of $2,886,000 for the repurchase of these policies and for the legal defense of related litigation. In relation to the repurchase of insurance policies the Company incurred life benefits of $720,000 and $1,250,000 in 1995 and 1994, respectively. The Company incurred legal costs of $687,000 and $229,000 in 1995 and 1994, respectively.

Dividends to policyholders increased approximately 16% when comparing 1995 to 1994. USA continued to market participating policies through most of 1994. Management expects dividends to policyholders will continue to increase in the future. A significant portion of the insurance in force is participating insurance. A significant portion of the participating business is relatively newer business, and the dividend scale for participating policies increases in the early durations. The dividend scale is subject to approval of the Board of Directors and may be changed at their discretion. The Company has discontinued its marketing of participating policies.

Commissions and amortization of deferred policy acquisition costs increased 21% in 1995 compared to 1994. The increase is directly attributed to the amortization of a larger asset. The increase is also caused by the reduction in first year premium production. To a lesser extent the increase in amortization of deferred policy acquisition costs is directly related to the change in products that is currently marketed. The Company revised its portfolio of products as previously discussed in premium income. These new products pay lower first year commissions than the products sold in prior periods. The asset increased due to first year premium production by the agency force. The Company did benefit from improved persistency.

Amortization of cost of insurance acquired decreased 40% in 1995 compared to 1994. Cost of insurance acquired is amortized in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The Company did not have any charge-offs during the periods covered by this report. The decrease in amortization during the current period is a normal fluctuation due to the expected future profits. Amortization of cost of insurance acquired is particularly sensitive to changes in persistency of certain blocks of insurance in force. The Company's average persistency rate for all policies in force for 1995 and 1994 has been approximately 87.5% and 86.3%, respectively.

During 1995,  the  Company reported  a non-recurring  write down  of value  of agency force of $8,297,000. The write down is directly related to the Company's change in distribution systems. The Company has changed its focus from primarily a broker agency distribution system to a captive agent system. Business produced by the broker agency force in recent years did not meet Company expectations. With the change in focus of distribution systems, most of the broker agents were terminated. The termination of most of the agents involved in the broker agency force caused management to re-evaluate the value of the agency force carried on the balance sheet. As of December 31, 1995, the remaining value of the agency force on the balance sheet represents the active agency forces that continue to originate premium production.

Operating expenses increased 18% in 1995 compared to 1994. The increase was caused by several factors. The primary factor for the increase in operating expenses is due to the decrease in production. The decrease in production was discussed in the analysis of premium income. As such, the Company was positioned to handle significantly more first year production than was produced. First year operating expenses that were deferred and capitalized as a deferred policy acquisition costs asset was $532,000 in 1995 compared to $1,757,000 in 1994. The difference between the policy acquisition costs deferred in 1995 compared to 1994, effected the increase in operating expenses. The increase in operating expenses was offset, to a lesser extent, from a 12% reduction in staff in 1995 compared to 1994. The reduction in staff was achieved by attrition.

Another factor that caused the increase in operating expenses is directly related to increased legal costs. During the third quarter of 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. These policies had a face amount of $22,700,000 and represent 1/2 of 1% of the insurance in force of the Company. As of December 31, 1995, there remained approximately $5,738,000 of the original face amount which have not been settled. The Company will continue its efforts to repurchase as many of the policies as possible and regularly apprise the Ohio Department of Insurance regarding the status of this situation. The Company incurred legal costs of $687,000 and $229,000 in 1995 and 1994, respectively, for the legal defense of related litigation.

Interest expense increased slightly in 1995 compared to 1994. The increase was due to the increase in the interest rate on the Company's senior debt, which is tied to the base rate of the First Bank of Missouri. The interest rate on the senior debt increased to 10% on March 1, 1995 compared to 7% on March 1, 1994. The Company was able to minimize the effect of the higher interest rate in 1995 by early payments of principal. The Company paid $600,000 in principal payments in early 1995. The interest rate on the senior debt has decreased to 9.25% as of March 1, 1996.

(c)  NET LOSS

The Company had a net loss of $3,001,000 in 1995 compared to a net loss of $1,624,000 in 1994. The decline in 1995 is attributed to the non-recurring write down of the value of agency force and the increase in operating expenses. The write down of agency force, net of deferred income taxes and minority interest, caused $2,608,000 of the $3,001,000 net loss in 1995. The net loss was minimized by the improvement of net investment income and realized investment losses when compared to the previous year.


1994 COMPARED TO 1993

(a)  REVENUES

Total revenues increased  1% when comparing 1994 to 1993.   The termination of
the  Company's  coinsurance  agreement   with  Republic  Vanguard  contributed
significantly to the increase in revenues.

Premium income, net of reinsurance premium, increased 4% when comparing 1994 to 1993. The termination of the coinsurance agreement with Republic Vanguard contributed significantly to the increase in premium, net of reinsurance premium. UG terminated the coinsurance agreement with Republic Vanguard on December 31, 1993. In UG, first year reinsurance premium was 21% of direct first year premium in 1993 compared to 3% in 1994. Coinsurance agreements provide a sharing or 50/50 relationship between the direct company and the reinsurer of the premiums, benefits and the profitability of the underlying product. Management believes that terminating the agreement was the best alternative for long term benefit of the Company.

In 1994, the Company has been very active in streamlining the product portfolio, as well as restructuring the marketing force. The Company is currently marketing three universal life products. In late 1994, the Company discontinued marketing the traditional and interest sensitive products. The current universal life products feature lower first year costs compared to the discontinued products. The marketing force is made up of three distinct groups. Business produced by the broker agency force did not meet the Company standards. Therefore, most of the agents associated with that group were terminated. The other two agency forces continued to grow in 1994. First year direct premium decreased 3% in 1994 compared to 1993. The small decrease is perceived as a positive result when considering the changes to the portfolio and marketing force.

Net investment income decreased slightly when comparing 1994 to 1993. The Company's average yield on its investments declined slightly in 1994 compared to 1993. The Company has been able to increase its investment portfolio through financing cash flows and reducing its cash and short term positions. Although the Company sold no fixed maturities during 1994 or 1993, it did experience a significant turnover in the portfolio. Many companies with bond issues outstanding took advantage of the lower interest rates in the market during 1993 and early 1994 and retired older debt which carried higher rates. This was accomplished through early calls and accelerated pay-downs of fixed maturity investments. In late 1994 and early 1995, there has been a slight upward movement in general interest rates.

The Company's investments are generally managed to match related insurance and policyholder liabilities. The overall investment yields for 1994, 1993 and 1992, are 7.13%, 7.22% and 7.86%, respectively. The Company in conjunction with the decrease in average yield of the Company's fixed maturity portfolio has decreased the average crediting rate for the Company's insurance and investment products. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. Minimum interest spreads between earned and credited rates are 1% to 1.5%. The Company continually assesses investment yields, and when necessary takes action to reduce credited interest rates on its insurance products to preserve targeted spreads. Credited rates are established by the Board of Directors. Over 60% of the insurance and investment product reserves are crediting 5% or less in interest and 39% of the insurance and investment product reserves are crediting 5.25% to 6% in interest. It is expected that the monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on insurance policies that the Company has in force and will write in the future.

Realized investment losses were $1,437,000 and $562,000 in 1994 and 1993, respectively. The Company realized losses of $865,000 and $505,000 due to permanent impairment of the value of property located in Louisiana, in 1994 and 1993, respectively. The Company is actively pursuing a buyer for the property. The permanent impairment was due to recent appraisals and marketing analysis of the surrounding properties. The Company realized a gain of $467,000 due to the sale of an insignificant subsidiary in 1994. The Company realized a loss of $212,000 from the charge off of its remaining investment in its equity subsidiary, United Fidelity, Inc. The Company determined any material recoverability of its investment to be unlikely due to continuing losses and limited capital of United Fidelity, Inc. The Company realized a loss of $394,000 due to calls and accelerated pay-downs of fixed maturities in 1994. The Company realized a loss of $119,000 due to the sale of common stock which was acquired through the reorganization of a fixed maturity security of Savin Corporation. The Company had other gains and losses during the period that compromised the remaining amount reported but were routine or immaterial in nature to disclose on an individual basis.


(b)  EXPENSES

Total  expenses increased 4%  when comparing 1994  to 1993.   Life and annuity
benefits, net of reinsurance, contributed significantly to the increase in expenses. Operating expenses decreased during 1994 compared to 1993.

Life benefits and reinsurance benefits and claims increased 5% compared to 1993. Reinsurance benefits and claims changed significantly due to the termination of the coinsurance treaty with Republic Vanguard. Coinsurance agreements provide a sharing or 50/50 relationship between the direct company and the reinsurer of the premiums, benefits and the profitability of the underlying product. Management believes that terminating the agreement was the best alternative for the long term benefit of the Company.

Mortality remained  at the same  level in 1994 compared  to 1993.   Changes in
mortality can have a significant impact on life benefits.

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

During 1994, the Company authorized $1,250,000 for the acquisition of these policies. At December 31, 1994, the Company had $227,961 remaining for the purchase of these policies. The $1,250,000 has been charged to life benefits, claims and settlement expenses.

During 1993 and early 1994, the Company lowered its crediting rates on interest sensitive products in response to financial market conditions. This action will facilitate the appropriate spreads between investment returns and credited interest rates. The result is a reduction to the life benefits line item as the increase in policy values through credited interest is lower. The overall investment yields for 1994, 1993 and 1992, are 7.13%, 7.22% and 7.86%, respectively. The Company in conjunction with the decrease in average yield of the Company's fixed maturity portfolio has decreased the average crediting rate for the Company's insurance and investment products. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. Minimum interest spreads between earned and credited rates are 1% to 1.5%. The Company continually assesses investment yields, and when necessary takes action to reduce credited interest rates on its insurance products to preserve targeted spreads. Credited rates are established by the Board of Directors. Over 60% of the insurance and investment product reserves are crediting 5% or less in interest and 39% of the insurance and investment product reserves are crediting 5.25% to 6% in interest. It is expected that the monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on insurance policies that the Company has in force and will write in the future. Management anticipates that the lowering of credited interest rates will benefit future periods.

Dividends to policyholders increased approximately 23% when comparing 1994 to 1993. USA continued to market participating policies through most of 1994. Management expects dividends to policyholders will continue to increase in the future. A portion of the Company's insurance in force is participating insurance. A significant portion of the participating business is relatively newer business. The dividend scale for participating policies increases significantly in the early years. The dividend scale is subject to approval of the Board of Directors and may be changed at their discretion. The Company no longer markets any participating policies.

Commissions and amortization of deferred policy acquisition costs increased 15% in 1994 compared to 1993. The increase is directly attributable to the amortization of a larger asset. The asset is increasing due to continued first year premium production by the agency force. The Company did benefit from improved persistency. Persistency is the measurement of policies that the Company was able to retain in a given period of time. The Company's average persistency rate for all policies in force for 1994 and 1993 has been approximately 86% and 85%, respectively. The overall improvement appears small but has a significant impact on the amortization of deferred policy acquisition costs. There was significant improvement in persistency on certain blocks of insurance that are sensitive to fluctuations in persistency and directly affect the amortization of deferred policy acquisition costs. The Company revised its portfolio of products as previously discussed in premium income. These new products pay lower commissions than the previous products sold in prior periods.

Amortization of cost of insurance acquired increased 36% in 1994 compared to 1993. Cost of insurance acquired is amortized in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The Company did not have any charge-offs during the periods covered by this report. The increase in amortization during the current period is a normal fluctuation due to the expected future profits.

Operating expenses decreased 13% in 1994 compared to 1993. The decrease is not attributable to one particular event but to the overall savings produced from the recent streamlining efforts. A reduction of operating expenses is being realized from operating fewer insurance subsidiaries. In 1992, the Company was operating eleven insurance companies, but through mergers and the sale of one insignificant subsidiary, the Company is now operating four insurance companies. The Company also completed conversion of an insurance subsidiary's computer system to its Life 70 system. The Company had a 11% reduction in staff in 1994 compared to 1993. This was achieved mostly by attrition. The Company feels that this reduction was necessary and could be achieved through continued improvement in efficiency and automation.

Interest expense decreased slightly in 1994 compared to 1993. The decrease was due to the reduction in the Company's senior debt. The Company experienced an increase in the interest rate on the Company's senior debt, which is tied to the prime rate of the lead bank. The Company was able to minimize the effect of the increase in interest rate by early payments of principal. The Company paid $2,000,000 in principal payments in 1994. The Company believes that interest rates will not change dramatically in 1995, and therefore will not significantly impact interest expense.


(c)  NET LOSS

The Company had a net loss of $1,624,000 in 1994 compared to a net loss of $862,000 in 1993. The decline in 1994 was the result of the establishment of a reserve of $1,250,000 for the acquisition of certain policies, continued
losses experienced  by the  Company's  36% owned  affiliate, United  Fidelity,
Inc., and realized investment losses. See the discussion of the Company's life benefits for further discussion regarding the acquisition of certain policies. At December 31, 1994, UFI has a carrying value of zero on the Company's financial statements. See Note 9A of the notes to the financial statements for further discussion of United Fidelity, Inc. See the discussion of the Company's revenues for further discussion of the Company's realized investment losses. The Company was able to benefit from an increase in the credit provided by deferred income taxes. Deferred income taxes are affected by changes in timing differences between the financial statements and reportable for federal income tax purposes. Also, a reduction in operating expenses contributed to reducing the loss in 1994. Management anticipates that the lowering of credited interest rates on the Company's insurance and investment products will benefit future periods.


FINANCIAL CONDITION

(a)  ASSETS

The Company's financial position at December 31, 1995, reflected a decrease in assets and an increase in liabilities compared to the preceding year end. As of December 31, 1995 and 1994, cash and invested assets represented approximately 72% and 69% of consolidated assets, respectively. Cash and cash equivalents increased 7% when comparing 1995 to 1994. As of December 31, 1995 and 1994, fixed maturities represented 74% of total invested assets and cash.

By insurance statute, the majority of the Company's investment portfolio is required to be invested in investment grade securities to provide ample protection to policyholders. The liabilities are predominantly long term in nature and therefore, the Company invests in long term fixed maturity investments which are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or "junk bonds". As of December 31, 1995, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities it may sell and classified them as "investments held for sale". Investments held for sale are carried at market.

The Company's fixed maturity securities include mortgage-backed bonds of $21,415,000 and $22,444,000 at December 31, 1995 and 1994, respectively. The
mortgage-backed  bonds   are  subject   to  risks  associated   with  variable
prepayments of the underlying mortgage loans. Prepayments cause those securities to have different actual maturities than that expected at the time of purchase. Prepayment of mortgage backed securities with an amortized cost greater than par will incur a reduction in yield or loss. Those securities that have an amortized cost less than par will generate an increase in yield or gain. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative interest rate sensitivity of the underlying mortgages backing the assets and the repayment priority of the securities in the overall securitization structure.

The Company limits its credit risk by purchasing securities backed by stable collateral and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed bonds (i.e., mortgage-backed bonds structured to share in residual cash flows or which cover only interest payments). At December 31, 1995, the Company does not have a significant amount of higher-risk mortgage-backed bonds. There are negligible default risks in the Company's mortgage-backed bond portfolio as a whole. The vast majority of the assets are either guaranteed by U.S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

The Company experienced moderate turnover in its fixed maturities portfolio during 1995. As previously discussed, this was the result of companies taking advantage of lower interest rates. This was accomplished through early calls and accelerated pay downs. During the year, the Company reinvested its funds and invested new monies from operations and from cash and short term investments primarily in investment grade corporate bonds.

Mortgage loans decreased 12% in 1995 as compared to 1994. The Company is not actively seeking new mortgage loans, and the decrease is due to early pay-offs from mortgagee's seeking refinancing at lower interest rates. All mortgage loans held by the Company are first position loans. The Company has $618,000 in mortgage loans, net of a $10,000 reserve allowance, which are in default or in the process of foreclosure, this represents approximately 4% of the total portfolio.

Investment real estate and real estate acquired in satisfaction of debt decreased slightly in 1995 compared to 1994. The decrease is primarily the net  result  of  improvements made  and  sales  of  homes  and lots  from  the residential developments. Total real estate is separated into four categories: Home Office 18%, Commercial 15%, Residential Development 36% and Foreclosed Properties 31%.

Policy loans increased 4% in 1995 compared to 1994. There is no single event that caused policy loans to increase. Industry experience for policy loans indicates few policy loans are ever repaid by the policyholder other than through termination of the policy. Policy loans are systematically reviewed to ensure that no individual policy loan exceeds the underlying cash value of the policy. Policy loans will generally increase due to new loans and interest compounding on existing policy loans.

Value of agency force acquired decreased significantly when compared to 1994. The decrease is primarily due to the non-recurring write down of a portion of the asset. The write down of agency force accounted for $8,297,000 of the decrease. The write down is directly related to the Company's change in distribution systems. The Company has changed its focus from primarily a broker agency distribution system to a captive agent system. Business written by the broker agency force in recent years did not meet Company standards. With the change in focus of distribution systems, most of the broker agents were terminated. The termination of most of the agents involved in the broker agency force caused management to re-evaluate the value of the agency force carried on the balance sheet. As of December 31, 1995, the remaining value of the agency force on the balance sheet represents the active agency forces that continue to originate premium production.

Cost of insurance acquired and cost in excess of net assets purchased decreased 7% in 1995 compared to 1994. The decrease is directly attributed to normal amortization during the period. The Company did not recognize any impairments during the period.

Deferred policy acquisition costs increased 8% in 1995 compared to 1994. The Company had $2,370,000 in policy acquisition costs deferred, $338,000 in interest accretion and $1,905,000 in amortization. The Company anticipates similar increases in the future due to continued marketing efforts by the Company's agency force. The Company did not recognize any impairments during the period.


(b)  LIABILITIES

Total liabilities increased approximately 1% in 1995 compared to 1994. Future policy benefits increased 3% in 1995 and represented 80% of total liabilities at December 31, 1995. Management expects future policy benefits to increase in the future due to the aging of the volume of insurance in force and continued production by the Company's sales force.

Policy claims and benefits payable decreased 3% in 1995 compared to 1994. There is no single event that caused this item to decrease. Policy claims vary from year to year and therefore, fluctuations in this liability are to be expected and are not considered unusual by management.

Other policyholder funds decreased 4% in 1995 compared to 1994. The decrease can be attributed to a decrease in premium deposit funds. Premium deposit funds are funds deposited by the policyholder with the insurance company to accumulate interest and pay future policy premiums. The change in marketing from traditional insurance products to universal life insurance products is the primary reason for the decrease. Universal life insurance products do not have premium deposit funds. All premiums received from the policyholder are credited to the life insurance policy and are reflected in future policy benefits.

Dividend and endowment accumulations increased 14% in 1995 compared to 1994. The increase is attributed to the significant amount of participating business the Company has in force. There are generally four options a policyholder can select to pay policy dividends. Over 47% of all dividends paid were put on deposit to accumulate with interest. Accordingly, management expects this liability to increase in the future.

Income taxes payable and deferred income taxes payable decreased significantly in 1995 compared to 1994. The primary reason for the decrease in deferred income taxes is due to the impairment of the agency force acquired asset. The impairment decreased deferred income taxes by $2,904,000. The change in deferred income taxes payable is attributable to temporary differences between Generally Accepted Accounting Principles ("GAAP") and tax basis. Federal income taxes are fully disclosed in Note 3 of the Notes to the Financial Statements.

Notes payable decreased $600,000 in 1995 compared to 1994. On January 31, 1996, the Company prepaid $1,500,000 of the $3,900,000 principal payment due on June 1, 1996. The Company's long term debt is discussed in more detail in
Note 11 of the Notes to the Financial Statements.


(c)  SHAREHOLDERS' EQUITY

Total shareholders' equity decreased 13% in 1995 compared to 1994. The decrease in shareholders' equity is primarily due to the net loss of $3,001,000 in 1995. The Company experienced $142,000 in unrealized appreciation of equity securities and investments held for sale in 1995.


REGULATORY ENVIRONMENT

The Company is highly regulated by state insurance authorities in the states its affiliates are domiciled. Such regulations, among other things, limit the amount of dividends, tax sharing payments, other payments that can be made by affiliates without prior regulatory approval and impose restrictions on the amount and type of investments the Company may own. The Company also is regulated in various states as an insurance holding company system. Because the Company is an insurance holding company, an investment in the Company which could result in a change in control must be passed on by certain state departments of insurance.

There is currently increased scrutiny placed upon the insurance regulatory framework. As a result, certain state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance companies and insurance holding company systems. In light of recent legislative developments, the National Association of Insurance Commissioners ("NAIC") and state insurance regulators have begun examining existing laws and regulations, specifically focusing on insurance company investments, solvency issues, risk-adjusted capital guidelines, interpretations of existing laws, the development of new laws, the implementation of nonstatutory guidelines, and the circumstances under which dividends may be paid. The Company cannot predict with certainty the effect that any NAIC recommendations, proposed or future legislation, may have on the financial condition or operations.

The Company receives funds from its insurance subsidiaries in the form of management and cost sharing arrangements (See Note 9) and through dividends. Annual dividends in excess of maximum amounts prescribed by state statutes ("extraordinary dividends") may not be paid without the approval of the insurance commissioner in which an insurance subsidiary is domiciled. The National Association of Insurance Commissioners ("NAIC") has proposed, and certain states have adopted, legislation that lowers the threshold amount for determining what constitutes an extraordinary dividend. Such legislative changes could make it more difficult for insurance subsidiaries to pay dividends to their parents.

The NAIC has adopted Risk-Based Capital ("RBC") requirements for life/health insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, mortality and morbidity, asset and liability matching and other business factors. The RBC formula will be used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines new minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the insurance company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Insurance company's below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action. The levels and ratios are as follows:

                                       Ratio of Total Adjusted Capital to
                                          Authorized Control Level RBC
          Regulatory Event                   (Less Than or Equal to)

        Company action level                            2*
        Regulatory action level                         1.5
        Authorized control level                        1
        Mandatory control level                         0.7

        * Or, 2.5 with negative trend.

At December 31, 1995, each of the Company's insurance subsidiaries has a Ratio that is in excess of 250% of the authorized control level; accordingly the Company's subsidiaries meet the RBC requirements.

The NAIC has proposed a new Model Investment Law that may affect the statutory carrying values of certain investments; however, the final outcome of that proposal is not certain, nor is it possible to predict what impact the proposal will have on the Company or whether the proposal will be adopted in the foreseeable future.


FUTURE OUTLOOK

Factors expected to influence life insurance industry growth include: 1) competitive pressure among the large number of existing firms; 2) competition from financial service companies, as they seek to expand into insurance marketing; 3) customers' changing needs for new types of insurance products;
4) customers' lack of confidence in the entire industry as a result of the recent highly visible failures; and 5) uncertainty concerning the future regulation of the industry. Growth in demand for insurance products will depend upon demographic variables such as income growth, wealth accumulation, population and work force changes.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 114 entitled "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standards No. 118, an amendment of Statement No. 114. The Statement amends FASB Statement No. 5 "Accounting for Contingencies" and FASB Statement No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructuring". This Statement, which became effective for financial statements for fiscal years beginning after December 15, 1994, applies to all troubled debt restructuring involving a modification of terms.

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. As used in this Statement and in Statement 5, as amended, all amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. This Statement does not specify how a creditor should determine that  it  is probable  that  it will  be  unable  to collect  all  amounts due according to the contractual terms of a loan. A creditor should apply its normal loan review procedures in making that judgment. An insignificant delay or insignificant shortfall in amount of payments does not require application of this Statement. A loan is not impaired during a period of delay in payment if the creditor expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. Thus, a demand loan or other loan with no stated maturity is not impaired if the creditor expects to collect all amounts due including interest accrued at the contractual interest rate during the period the loan is outstanding.

This statement was adopted for the 1995 financial statements. The adoption did not have any impact on the Company's financial statements.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 121 entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This Statement, becomes effective for financial statements for fiscal years beginning after December 31, 1995, with early adoption encouraged.

An entity shall review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the entity shall estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the entity shall recognize an impairment loss in accordance with this Statement. Otherwise, an impairment loss shall not be recognized; however, a review of depreciation policies may be appropriate.

This statement was  adopted for the 1995  financial statements.   The adoption
did not have any impact on the Company's financial statements.

Listed below are the financial statements included in this Part of the Annual Report on SEC Form 10-K:

                                                                    Page No.
UNITED TRUST, INC. AND CONSOLIDATED SUBSIDIARIES
   Independent Auditor's Report for the
       Years ended December 31, 1995, 1994, 1993. . . . . . . . . .    34

       Consolidated Balance Sheets. . . . . . . . . . . . . . . . .    35

       Consolidated Statements of Operations. . . . . . . . . . . .    36

       Consolidated Statements of Shareholders' Equity. . . . . . .    37

       Consolidated Statements of Cash Flows. . . . . . . . . . . .    38

       Notes to Financial Statements. . . . . . . . . . . . . . . .  39-62




ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                         Independent Auditors' Report



Board of Directors and Shareholders
United Trust, Inc.


      We have audited the accompanying consolidated balance sheets of United Trust, Inc. (an Illinois corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Trust, Inc. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

      We have also audited Schedule I as of December 31, 1995, and Schedules II, IV and V as of December 31, 1995 and 1994, of United Trust, Inc. and subsidiaries and Schedules II, IV and V for each of the three years in the period then ended. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.




                                              KERBER, ECK & BRAECKEL LLP



Springfield, Illinois
March 26, 1996

UNITED TRUST, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 1995 and 1994

ASSETS

                                                   1995            1994
Investments:
   Fixed maturities at amortized cost
    (market $197,006,257 and $171,935,030)     $191,074,220    $183,702,794
   Investments held for sale:
      Fixed maturities, at market
       (cost $3,224,039 and $3,450,273)           3,226,175       3,337,672
      Equity securities, at market
       (cost $2,086,159 and $1,235,840)            1,946,481         911,012
   Mortgage loans on real estate
     at amortized cost                           13,891,762      15,822,056
   Investment real estate, at cost,
     net of accumulated depreciation             11,978,575      11,737,847
   Real estate acquired in satisfaction
     of debt, at cost, net of
     accumulated depreciation                     5,332,413       5,620,101
   Policy loans                                  16,941,359      16,338,632
   Short term investments                           425,000         350,000
                                                244,815,985     237,820,114

Cash and cash equivalents                        12,528,025      11,697,067
Investment in affiliates                          5,169,596       5,161,034
Indebtedness of affiliates, net                      87,869          67,865
Accrued investment income                         3,671,842       3,500,585
Reinsurance receivables:
   Future policy benefits                        13,540,413      12,818,658
   Unpaid policy claims and benefits                733,524         975,613
   Paid policy claims and benefits                  127,964         125,355
Other accounts and notes receivable               1,246,367       1,582,625
Cost of insurance acquired                       49,331,201      53,324,051
Deferred policy acquisition costs                11,436,728      10,634,476
Value of agency force acquired                    6,485,733      15,489,946
Cost in excess of net assets purchased,
  net of accumulated amortization                 5,661,462       5,991,914
Other assets                                      1,555,986       1,068,820
     TOTAL ASSETS                             $ 356,392,695   $ 360,258,123

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
   Future policy benefits                     $ 243,044,963   $ 234,875,800
   Policy claims and benefits payable             3,110,378       3,207,014
   Other policyholder funds                       3,004,655       3,124,851
   Dividend and endowment accumulations          12,636,949      11,106,903
Income taxes payable:
   Current                                          215,944         237,846
   Deferred                                      17,762,408      22,336,077
Notes payable                                    21,447,428      22,053,289
Other liabilities                                 5,009,637       5,343,153
     TOTAL LIABILITIES                          306,232,362     302,284,933
Minority interests in
  consolidated subsidiaries                      31,138,077      36,104,095

SHAREHOLDERS' EQUITY

Common stock - no par value, stated
  value $.02 per share.  Authorized
  35,000,000 shares - 18,675,935 and
  18,655,935 shares issued after
  deducting treasury shares of
  423,840 and 423,840 (Note 1)                      373,519         373,119
Additional paid-in capital                       18,288,411      18,276,311
Unrealized depreciation of investments
 held for sale                                       (1,499)       (143,405)
Retained earnings                                   361,825       3,363,070
     TOTAL SHAREHOLDERS' EQUITY                  19,022,256      21,869,095
     TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                  $ 356,392,695   $ 360,258,123

                                See accompanying notes.

UNITED TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Years Ended December 31, 1995



                                     1995          1994           1993

Revenues:

   Premium income               $ 35,200,815   $ 38,063,186   $ 39,848,224
   Reinsurance premium            (5,202,690)    (5,658,697)    (8,687,593)
   Other considerations            3,280,823      2,969,131      2,898,103
   Other considerations paid
     to reinsurers                  (180,412)      (229,093)      (528,495)
   Net investment income          15,456,224     14,368,446     14,405,736
   Realized investment gains
     and (losses)                   (124,235)    (1,436,521)      (561,697)
   Other income                    1,438,559      1,130,176      1,167,007
                                  49,869,084     49,206,628     48,541,285

Benefits and other expenses:

   Benefits, claims and settlement expenses:
      Life                        26,680,217     27,479,315     29,485,489
      Reinsurance benefits
       and claims                 (2,850,228)    (2,766,776)    (5,891,743)
      Annuity                      1,797,475      1,314,384      1,824,249
      Dividends to policyholders   4,228,300      3,634,311      2,945,983
   Commissions and amortization
      ofdeferred policy
      acquisition costs            4,907,653      4,060,425      3,517,801
   Amortization of cost of
      insurance acquired           3,992,850      6,685,677      4,926,703
   Amortization of agency force      707,239        574,403        636,803
   Non-recurring write down of
      value of agency force        8,296,974              0              0
   Operating expenses             11,517,648      9,787,962     11,238,826
   Interest expense                1,966,776      1,936,324      1,972,060
                                  61,244,904     52,706,025     50,656,171


Loss before income taxes
   and minority interest         (11,375,820)    (3,499,397)    (2,114,886)
Credit for income taxes            4,571,028      1,965,084        161,906
Minority interest in loss
   of consolidated subsidiaries    4,439,496      1,035,831      1,587,438
Equity in loss of investees         (635,949)    (1,125,118)      (495,990)
Net loss                         $(3,001,245)   $(1,623,600)  $   (861,532)


Net loss per
   common share                  $     (0.16)   $     (0.09)  $      (0.05)

Average common
   shares outstanding             18,668,510     18,664,830     18,676,521

                                See accompanying notes

UNITED TRUST, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Three Years Ended December 31, 1995


                                      1995          1994           1993

Common stock
    Balance, beginning of year   $    373,119   $   373,297    $    374,808
    Issued during year                    400             0              55
    Purchase treasury stock                 0          (178)         (1,566)
    Balance, end of year         $    373,519   $   373,119    $    373,297



Additional paid-in capital
    Balance, beginning of year   $ 18,276,311   $ 18,066,119   $ 17,450,643
    Issued during year                 12,100              0          3,360
    Public offering of
      United Fidelity, Inc.                 0        277,559        723,618
    Purchase treasury stock                 0        (67,367)      (111,502)
    Balance, end of year         $ 18,288,411   $ 18,276,311   $ 18,066,119



Unrealized appreciation (depreciation)
  of investments held for sale
    Balance, beginning of year   $   (143,405)  $    (23,624)  $   (266,417)
    Change during year                141,906       (119,781)       242,793
    Balance, end of year         $     (1,499)  $   (143,405)  $    (23,624)



Retained earnings
    Balance, beginning of year   $  3,363,070   $  4,986,670   $  5,848,202
    Net loss                       (3,001,245)    (1,623,600)      (861,532)
    Balance, end of year         $    361,825   $  3,363,070   $  4,986,670



Total shareholders' equity,
   end of year                   $ 19,022,256   $ 21,869,095   $ 23,402,462









                            See accompanying notes.

UNITED TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Years Ended December 31, 1995
                                      1995           1994           1993
Increase (decrease) in cash
 and cash equivalents
Cash flows from operating activities:
 Net loss                        $ (3,001,245)  $ (1,623,600)  $   (861,532)
   Adjustments to reconcile net
    loss to net cash used in operating
    activities net of changes in
    assets and liabilities resulting
    from the sales and purchases of subsidiaries:
      Charges for mortality and administration
        of universal life
        and annuity products       (9,757,354)    (9,178,363)    (9,161,188)
      Change in policy liabilities
        and accruals                3,581,928      4,487,982        790,475
      Change in reinsurance
        receivables                  (482,275)    (1,009,745)    (1,058,853)
      Change in indebtedness
        of affiliates, net            (20,004)       375,848         (5,833)
      Minority interest            (4,439,496)    (1,035,831)    (1,587,438)
      Equity in loss of investees     635,949      1,125,118        495,990
      Change in accrued
        investment income            (171,257)      (543,476)       487,824
      Depreciation                    557,776        705,944        731,354
      Change in income taxes
        payable                    (4,595,571)    (2,120,009)      (490,193)
      Realized investment
        (gains) losses                124,235      1,436,521        561,697
      Policy acquisition costs
        deferred                   (2,370,000)    (4,939,000)    (6,231,000)
      Amortization of deferred
        policy acquisition costs    1,567,748      1,137,923      1,882,753
      Amortization of cost of
        insurance acquired          3,992,850      6,685,677      4,926,703
      Amortization of value
        of agency force               707,239        574,403        636,803
      Non-recurring write down of
        of value of agency force    8,296,974              0              0
      Amortization of costs
        in excess of net assets
        purchased                     423,192        297,676        284,999
      Premiums, operating receivables,
        commissions, operating
        expenses, and other assets
        and liabilities            (1,254,235)      (163,559)     1,299,256
Net cash used in
  operating activities             (6,203,546)    (3,786,491)    (7,298,183)

Cash flows from investing activities:
   Proceeds from investments sold and matured:
      Fixed maturities held
        for sale matured              619,612        250,000              0
      Fixed maturities sold                 0              0              0
      Fixed maturities matured     16,265,140     23,894,954     47,527,821
      Equity securities               104,260         49,557      7,340,431
      Mortgage loans                2,252,423      4,029,630      9,057,680
      Real estate                   1,768,254      2,640,025      4,215,402
      Collateral loans                      0              0        600,341
      Policy loans                  4,110,744      4,064,602      4,198,755
      Short term                       25,000      1,103,856      3,573,431
Total proceeds from investments
  sold and matured                 25,145,433     36,032,624     76,513,861

Cost of investments acquired:
      Fixed maturities held
       for sale                             0       (839,375)             0
      Fixed maturities            (25,112,358)   (51,929,105)   (86,444,942)
      Equity securities            (1,000,000)      (249,925)      (565,488)
      Mortgage loans                 (322,129)    (5,611,967)    (3,278,798)
      Real estate                  (1,927,413)    (3,321,599)    (2,322,862)
      Policy loans                 (4,713,471)    (3,886,821)    (3,875,383
      Short term                     (100,000)      (650,000)    (2,067,712)
Total cost of investments
   acquired                       (33,175,371)   (66,488,792)   (98,555,185)
Cash of subsidiary at
   date of sale                             0     (3,134,343)             0
Cash received in sale
   of subsidiary                            0      4,995,804              0
Net cash used in
   investing activities            (8,029,938)   (28,594,707)   (22,041,324)

Cash flows from financing activities:
   Policyholder contract deposits  25,021,983     23,110,031     23,958,756
   Policyholder contract
     withdrawals                  (16,008,462)   (14,893,221)   (13,519,830)
   Interest credited to account
     balances                       6,644,282      5,931,019      6,888,067
   Payments of principal on
     notes payable                   (605,861)    (2,305,687)    (3,134,946)
   Purchase of treasury stock               0        (67,545)      (113,068)
   Proceeds from issuance of
     common stock                      12,500              0          3,415
Net cash provided by
   financing activities            15,064,442     11,774,597     14,082,394

Net increase (decrease) in
   cash and cash equivalents          830,958    (20,606,601)   (15,257,113)
Cash and cash equivalents
   at beginning of year            11,697,067     32,303,668     47,560,781
Cash and cash equivalents
    at end of year               $ 12,528,025   $ 11,697,067   $ 32,303,668

                                See accompanying notes.

UNITED TRUST, INC.
NOTES TO FINANCIAL STATEMENTS


1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. ORGANIZATION - At December 31, 1995, the parent, significant majority-owned subsidiaries and affiliates of United Trust, Inc. were as depicted on the following organizational chart.


                               ORGANIZATIONAL CHART
                              AS OF DECEMBER 31, 1995


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

      A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

B. NATURE OF OPERATIONS - United Trust, Inc., is an insurance holding company that, through its insurance subsidiaries sells individual life insurance products. The Company's principal market is the midwestern United States. The primary focus of the Company has been the servicing of existing insurance business in force, the solicitation of new life insurance products and the acquisition of other companies in similar lines of business.

C. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Investments in 20% to 50% owned affiliates in which management has the ability to exercise significant influence are included based on the equity method of accounting and the Company's share of such affiliates' operating results is reflected in Equity in loss of investee, net. Other investments in affiliates are carried at cost. All significant intercompany accounts and transactions have been eliminated.

D. BASIS OF PRESENTATION - The financial statements of United Trust, Inc.'s life insurance subsidiaries have been prepared in accordance with generally accepted accounting principles which differ from statutory accounting practices permitted by insurance regulatory authorities.

E. USE OF ESTIMATES - In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

F.    INVESTMENTS - Investments are shown on the following bases:

      Fixed maturities -- at cost, adjusted for amortization of premium or discount and other-than-temporary market value declines. The amortized cost of such investments differs from their market values; however, the Company has the ability and intent to hold these investments to maturity, at which time the full face value is expected to be realized.

      Investments held for sale -- at current market value, unrealized appreciation or depreciation is charged directly to shareholders' equity.

      Mortgage loans on real estate -- at unpaid balances, adjusted for amortization of premium or discount, less allowance for possible losses.

      Real estate -- at cost, less allowances for depreciation and any impairment which would result in a carrying value below net realizable value. Foreclosed real estate is adjusted for any impairment at the foreclosure date.

      Policy loans -- at unpaid balances including accumulated interest but not in excess of the cash surrender value.

      Short-term investments -- at cost, which approximates market value.

      Realized gains and losses on sales of investments are recognized in net income on the specific identification basis.

G. RECOGNITION OF REVENUES AND RELATED EXPENSES - Premiums for traditional life insurance products, which include those products with fixed and guaranteed premiums and benefits, consist principally of whole life insurance policies, limited-payment life insurance policies, and certain annuities with life contingencies are recognized as revenues when due. Accident and health insurance premiums are recognized as revenue pro rata over the terms of the policies. Benefits and related expenses associated with the premiums earned are charged to expense proportionately over the lives of the policies through a provision for future policy benefit liabilities and through deferral and amortization of deferred policy acquisition costs. For universal life and investment products, generally there is no requirement for payment of premium other than to maintain account values at a level sufficient to pay mortality and expense charges. Consequently, premiums for universal life policies and investment products are not reported as revenue, but as deposits. Policy fee revenue for universal life policies and investment products consists of charges for the cost of insurance, policy administration, and surrenders assessed during the period. Expenses include interest credited to policy account balances and benefit claims incurred in excess of policy account balances.

H. DEFERRED POLICY ACQUISITION COSTS - Commissions and other costs of acquiring life insurance products have been deferred. Traditional life insurance and accident and health insurance acquisition costs are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves.

      For universal life insurance and interest sensitive life insurance products, acquisition costs are being amortized generally in proportion to the present value of expected gross profits from surrender charges and investment, mortality, and expense margins. This amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.

The following table summarizes deferred policy acquisition costs and related data for the years shown.
                                         1995          1994          1993

Deferred, beginning of year          $10,634,000   $ 7,160,000   $ 2,812,000
Acquisition costs deferred:
  Commissions, net of reinsurance
    of $0, $1,837,000
    and $2,871,000                     1,838,000     3,182,000     4,399,000
  Marketing, salaries and
   other expenses                        532,000     1,757,000     1,832,000
       Total                           2,370,000     4,939,000     6,231,000

  Interest accretion                     338,000       181,000        92,000
  Amortization charged to income      (1,905,000)   (1,319,000)   (1,975,000)
  Net amortization                    (1,567,000)   (1,138,000)   (1,883,000)

  Deferred acquisition costs
   disposed of at sale
   of subsidiary                               0      (327,000)            0

  Change for the year                    803,000     3,474,000     4,348,000

Deferred, end of year                $11,437,000   $10,634,000   $ 7,160,000


The following table reflects the components of the income statement for the line item Commissions and amortization of deferred policy acquisition costs:


                                         1995          1994          1993

Net amortization of deferred
  policy acquisition costs          $ 1,567,000   $ 1,138,000   $ 1,883,000
Commissions                           3,341,000     2,922,000     1,635,000
  Total                             $ 4,908,000   $ 4,060,000   $ 3,518,000

I. COST OF INSURANCE ACQUIRED - Policy acquisition costs established at the time a company is acquired are amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates utilized in the amortization calculation are 9% on approximately 23% of the balance and 15% on the remaining balance. The interest rates vary due to different blocks of business.

                                       1995           1994           1993

      Cost of insurance acquired,
       beginning of year            $53,324,000    $62,007,000    $66,933,000
         Additions from acquisitions          0              0              0

         Interest accretion           6,028,000      6,545,000      7,158,000
         Amortization               (10,021,000)   (13,231,000)   (12,084,000)
           Net amortization          (3,993,000)    (6,686,000)    (4,926,000)

       Balance attributable to
         subsidiary at date of sale           0     (1,379,000)             0
       Balance attributable to down-
         stream merger of subsidiary          0       (618,000)             0
       Write-offs due to impairment           0              0              0

      Cost of insurance acquired,
       end of year                  $49,331,000    $53,324,000    $62,007,000


      Estimated net amortization expense of cost of insurance acquired for the next five years is as follows:

                                      Interest                        Net
                                      Accretion    Amortization   Amortization

      1996                            5,700,000     10,100,000      4,400,000
      1997                            5,300,000      9,100,000      3,800,000
      1998                            5,000,000      8,100,000      3,100,000
      1999                            4,700,000      7,200,000      2,500,000
      2000                            4,500,000      6,700,000      2,200,000


J. COST IN EXCESS OF NET ASSETS PURCHASED - Cost in excess of net assets purchased are amortized over periods not exceeding forty years using the straight-line method. Management reviews the valuation and amortization of goodwill on an annual basis. As part of this review, the Company estimates the value of and the estimated undiscounted future cash flows expected to be generated by the related subsidiaries to determine that no impairment has occurred.

K. FUTURE POLICY BENEFITS AND EXPENSES - The liabilities for traditional life insurance and accident and health insurance policy benefits are computed using a net level method. These liabilities include assumptions as to investment yields, mortality, withdrawals, and other assumptions based on the life insurance subsidiaries' experience adjusted to reflect anticipated trends and to include provisions for possible unfavorable deviations. Reserve interest assumptions are graded and range from 6% to 2%. Such liabilities, for certain plans, are graded to equal statutory values or cash values prior to maturity. Benefit reserves for traditional life insurance policies include certain deferred profits on limited-payment policies that are being recognized in income over the policy term. Policy benefit claims are charged to expense in the period that the claims are incurred. Current mortality rate assumptions are based on 1975-80 select and ultimate tables. Withdrawal rate assumptions are based upon Linton B or Linton C.

      Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances. Interest crediting rates for universal life and interest sensitive products range from 5.0% to 6.0% in 1995, 5.0% to 6.0% in 1994 and 5.0% to 7.5% in
      1993.

L. POLICY AND CONTRACT CLAIMS - Policy and contract claims include provisions for reported claims in process of settlement, valued in accordance with the terms of the policies and contracts, as well as provisions for claims incurred and unreported based on prior experience of the Company.

M. PARTICIPATING INSURANCE - Participating business represents 34% and 31% of the ordinary life insurance in force at December 31, 1995 and 1994, respectively. Premium income from participating business represents 55%, 53%, and 51% of total premiums for the years ended December 31, 1995, 1994 and 1993, respectively. The amount of dividends to be paid is determined annually by the Board of Directors. Earnings allocable to participating policyholders are based on legal requirements which vary by state.

N. INCOME TAXES - Income taxes are reported under Statement of Financial Accounting Standards Number 109. Deferred income taxes are recorded to reflect the tax consequences on future periods of differences between the tax bases of assets and liabilities and their financial reporting amounts at the end of each such period.

O. BUSINESS SEGMENTS - The Company operates principally in the individual life insurance business.

P. EARNINGS PER SHARE - Earnings per share are based on the weighted average number of common shares outstanding during the respective period.

Q. CASH EQUIVALENTS - The Company considers certificates of deposit and other short term instruments with an original purchased maturity of three months or less cash equivalents.

R. RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the 1995 presentation.

S. REINSURANCE - In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. The Company retains a maximum of $125,000 of coverage per individual life.

      Amounts paid or deemed to have been paid for reinsurance contracts are recorded as reinsurance receivables. Reinsurance premiums, commissions, expense reimbursements, and reserves on reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Expense reimbursements received in connection with reinsurance ceded have been accounted for as a reduction of the related policy acquisition costs or, to the extent such reimbursements exceed the related acquisition costs, as revenue.

      Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.


2.  SHAREHOLDER DIVIDEND RESTRICTION

At December 31, 1995, substantially all of consolidated shareholders' equity represents net assets of UTI's subsidiaries. The payment of cash dividends to shareholders by UTI or UTG is not legally restricted. UG's dividend limitations are described below.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or
b) 10% of statutory capital and surplus. For the year ended December 31, 1995, UG had a statutory gain from operations of $3,197,000. At December 31, 1995, UG's statutory capital and surplus amounted to $7,274,000. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.


3.  FEDERAL INCOME TAXES

Until 1984, the insurance companies were taxed under the provisions of the Life Insurance Company Income Tax Act of 1959 as amended by the Tax Equity and Fiscal Responsibility Act of 1982. These laws were superseded by the Deficit Reduction Act of 1984. All of these laws are based primarily upon statutory results with certain special deductions and other items available only to life insurance companies. If any of the life companies pay shareholder dividends in excess of "shareholders' surplus" they will be required to pay taxes on income not taxed under the pre-1984 acts.

The following table summarizes the companies with this situation and the maximum amount of income which has not been taxed in each.

                                   Shareholders'         Untaxed
            Company                   Surplus            Balance

             ABE                  $   5,327,000       $  1,150,000
             APPL                     4,128,000          1,525,000
             UG                      22,195,000          4,364,000
             USA                      1,101,000                  0

The payment of taxes on this income is not anticipated; and, accordingly, no deferred taxes have been established.

The life insurance company subsidiaries file a consolidated federal income tax return. The holding companies of the group file separate returns.

Life insurance company taxation is based primarily upon statutory results with certain special deductions and other items available only to life insurance companies. Income tax expense consists of the following components:


                                         1995          1994           1993

     Current tax expense (credit)    $     3,000   $    51,000   $  (205,000)
     Deferred tax expense (credit)    (4,574,000)   (2,016,000)       43,000
                                     $(4,571,000)  $(1,965,000)  $  (162,000)


The Companies have net operating loss carryforwards for federal income tax purposes expiring as follows:

                                          UTI           UG             FCC

              2001                   $        0    $  117,000    $        0
              2003                      415,000        57,000             0
              2004                      826,000             0             0
              2005                      293,000             0             0
              2006                      213,000     4,388,000             0
              2007                      111,000       783,000        46,000
              2008                            0       940,000             0
              2010                            0     2,540,000             0
                TOTAL                $1,858,000    $8,825,000    $   46,000


The Company has established a deferred tax asset of $3,755,000 for its operating loss carryforwards and has established an allowance of $3,105,000.

The following table shows the reconciliation of net income to taxable income of UTI:

                                        1995          1994           1993

Net income (loss)                   $(3,001,000)  $(1,624,000)   $ (862,000)
Federal income tax
   provision (credit)                   154,000        40,000       (35,000)
Loss (earnings) of subsidiaries       2,613,000       341,000       544,000
Loss (earnings) of investees            636,000     1,125,000       496,000
Write off of investment in affil.        10,000       212,000             0
Depreciation                              3,000         4,000             0
Other                                    22,000        20,000        17,000

Taxable income (loss)               $   437,000   $   118,000    $  160,000

UTI has a net operating loss carryforward of $1,858,000 at December 31, 1995. UTI has historically reported net losses for tax purposes, however general expenses of the combined companies were reduced dramatically from levels experienced by the companies as separate entities. A significant portion of the expense savings were realized by UTI. UTI must average taxable income of $155,000 per year to fully realize its net operating loss carryforwards. UTI's operating loss carryforwards do not begin to expire until 2003. Due to continuing efforts to reduce expenses, 1996 and future years will result in additional expense savings, thus enabling UTI to achieve taxable income levels which will fully utilize its net operating loss carryforwards.

The provision or (credit) for income taxes shown in the statements of operations does not bear the normal relationship to pre-tax income as a result of certain permanent differences. The sources and effects of such differences are summarized in the following table:


                                           1995          1994         1993

Tax computed at standard
   corporate rate                     $(3,982,000)  $(1,225,000)  $  (740,000)
Changes in taxes due to:
   Companies incurring losses
     without tax benefit                        0             0       478,000
   Goodwill                                61,000       104,000       100,000
   Special insurance deductions                 0       (24,000)            0
   Benefit of prior losses               (602,000)     (649,000)            0
   Other                                  (48,000)     (171,000)            0

Income tax expense (credit)           $(4,571,000)  $(1,965,000)  $  (162,000)


The following table summarizes the major components which comprise the deferred tax liability as reflected in the balance sheets:

                                                        1995         1994

     Investments                                   $   (48,918)  $   (12,942)
     Cost of insurance acquired                     18,590,595    20,060,374
     Value of agency force                           2,270,007     5,421,481
     Deferred policy acquisition costs               4,002,855     3,722,067
     Agents balances                                   (71,625)      (77,310)
     Furniture and equipment                           (82,257)      (36,532)
     Discount of notes                               1,003,038       987,932
     Management/consulting fees                       (841,991)   (1,334,076)
     Future policy benefits                         (5,039,938)   (4,861,564)
     Gain on sale of subsidiary                      2,312,483     2,312,483
     Net operating loss carryforward                  (650,358)     (803,378)
     Other liabilities                                (818,484)     (456,301)
     Federal tax DAC                                (2,862,999)   (2,586,157)

     Deferred tax liability                        $17,762,408   $22,336,077

4.  ANALYSIS OF INVESTMENTS, INVESTMENT INCOME AND INVESTMENT GAIN

A. NET INVESTMENT INCOME - The following table reflects net investment income by type of investment:

                                           1995         1994         1993

      Fixed maturities and fixed
        maturities held for sale       $13,190,121  $12,185,941  $10,814,222
      Equity securities                     52,445        3,999      253,706
      Mortgage loans                     1,257,189    1,423,474    1,745,563
      Real estate                          975,080      990,857      968,620
      Policy loans                       1,041,900    1,014,723    1,017,456
      Short term investments               505,637      444,135    1,104,326
      Collateral loans                      14,537       24,103        5,121
      Other                                143,753      197,022      249,972
        Total investment income         17,180,662   16,284,254   16,158,986
        Investment expense              (1,724,438)  (1,915,808)  (1,753,250)
        Net investment income          $15,456,224  $14,368,446  $14,405,736


      At December 31, 1995, the companies had a total of $7,998,000 of investments, comprised of $7,189,000 in real estate including its home office property and $809,000 in equity securities, which did not produce income during 1995.

      The following table summarizes the Company's fixed maturity holdings, and investments held for sale by major classifications:

                                                           Carrying Value
                                                        1995            1994
      Investments held for sale:
        Fixed maturities                           $  3,226,175  $  3,337,672
        Equity securities                             1,946,481       911,012

      Fixed maturities:
        U.S. Government, government agencies
          and authorities                            27,488,188    20,650,905
        State, municipalities and political
          subdivisions                                6,785,476     7,146,176
        Collateralized mortgage obligations          15,395,913    19,114,044
        Public utilities                             59,136,696    57,630,503
        All other corporate bonds                    82,267,947    79,161,166
                                                   $196,246,876  $187,951,478


      By insurance statute, the majority of the Company's investment portfolio is required to be invested in investment grade securities to provide ample protection for policyholders. The Company does not invest in so-called "junk bonds" or derivative investments.

      Below investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. Debt securities classified as below-investment grade are those that receive a Standard & Poor's rating of BB or below.

The following table summarizes by category securities held that are below investment grade at amortized cost:


        Below Investment
       Grade Investments                   1995         1994         1993

      State, Municipalities and
        Political Subdivisions         $         0  $    32,370  $     1,750
      Public Utilities                     116,879      168,869      168,379
      Corporate                            819,010      848,033      512,625
            Total                      $   935,889  $ 1,049,272  $   682,754


B.    INVESTMENT SECURITIES

      The amortized cost and estimated market values of investments in securities including investments held for sale are as follows:


                               Cost or       Gross       Gross      Estimated
                              Amortized    Unrealized  Unrealized    Market
1995                             Cost        Gains       Losses      Value

Investments Held for Sale:
 U.S. Government and govt.
  agencies and authorities $  2,001,860  $     2,579  $       621  $  2,003,818
 States, municipalities and
  political subdivisions        812,454       14,313        3,749       823,018
 Collateralized mortgage
  obligations                    32,177          506            0        32,683
 Public utilities               119,379          572        2,123       117,828
 All other corporate bonds      258,169          337        9,678       248,828
                              3,224,039       18,307       16,171     3,226,175

  Equity securities           2,086,159       80,721      220,399     1,946,481
      Total                $  5,310,198  $    99,028  $   236,570  $  5,172,656


Held to Maturity Securities:
 U.S. Government and govt.
  agencies and authorities $ 27,488,188  $   841,786  $    76,417   $28,253,557
 States, municipalities and
  political subdivisions      6,785,476      305,053       10,895     7,079,634
 Collateralized mortgage
  obligations                15,395,913      295,344       67,472    15,623,785
 Public utilities            59,136,696    2,279,509      134,091    61,282,114
 All  other corporate bonds  82,267,947    2,974,553      475,333    84,767,167

     Total                 $191,074,220   $6,696,245  $   764,208  $197,006,257

                             Cost or        Gross        Gross      Estimated
                            Amortized     Unrealized   Unrealized    Market
1994                          Cost          Gains        Losses      Value

Investments Held for Sale:
 U.S. Government and govt.
  agencies and authorities $  1,993,503  $        0  $    132,003  $  1,861,500
 States, municipalities and
  political subdivisions        914,902      23,496         8,871       929,527
 Collateralized mortgage
  obligations                   541,868       4,777             0       546,645
 Public utilities                     0           0             0             0
 All other corporate bonds            0           0             0             0
                              3,450,273      28,273       140,874     3,337,672

  Equity securities           1,235,840       1,800       326,628       911,012
     Total                 $  4,686,113  $   30,073  $    467,502  $  4,248,684

Held to Maturity Securities:
 U.S. Government and govt.
  agencies and authorities $ 20,650,905  $  155,347  $    697,859  $ 20,108,393
 States, municipalities and
  political subdivisions      7,146,176      75,052       355,904     6,865,324
 Collateralized mortgage
  obligations                19,114,044      55,736       991,431    18,178,349
 Public utilities            57,630,503      27,200     4,836,324    52,821,379
 All other corporate bonds   79,161,166     165,497     5,365,078    73,961,585

     Total                 $183,702,794  $  478,832  $ 12,246,596  $171,935,030


      The amortized cost of debt securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

      Fixed Maturities Held to Maturity                 Amortized
            December 31, 1995                              Cost

      Due in one year or less                         $ 10,787,526
      Due after one year through five years             89,404,633
      Due after five years through ten years            80,456,206
      Due after ten years                               10,425,855
                                                      $191,074,220


      Fixed Maturities Held for Sale                     Amortized
            December 31, 1995                               Cost

      Due in one year or less                         $          0
      Due after one year through five years              2,249,473
      Due after five years through ten years               682,573
      Due after ten years                                  291,993
                                                     $   3,224,039

Proceeds from sales, calls and  maturities of investments  in debt  securities
during 1995 were  $16,885,000.   Gross gains of  $126,000 and  gross losses of
$246,000 were realized on those sales, calls and maturities.

Proceeds from sales, calls and maturities of investments in debt securities during 1994 were $24,145,000. Gross gains of $84,000 and gross losses of $554,000 were realized on those sales, calls and maturities.

Proceeds  from sales, calls and  maturities of investments  in debt securities
during 1993  were $47,528,000.   Gross gains of  $567,000 and gross  losses of
$440,000 were realized on those sales, calls and maturities.

C. INVESTMENTS ON DEPOSIT - At December 31, 1995, investments carried at approximately $46,957,000 were on deposit with various state insurance departments.

D. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES - The Company's investment in United Income, Inc., a 30% owned affiliate, is carried at an amount equal to the Company's share of the equity of United Income. The Company's equity in United Income, Inc. has increased $4,359,749 as a result of a public offering of stock by United Income, Inc. The shares sold in the public offering decreased the Company's ownership share from 49% to 30%. The Company's equity in United Income, Inc. includes the original investment of $194,304 and the Company's share of United Income, Inc.'s earnings and losses since inception.


5.    DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The financial statements include various estimated fair value information at December 31, 1995 and 1994, as required by Statement of Financial Accounting Standards 107, Disclosure about Fair Value of Financial Instruments ("SFAS 107"). Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument required to be valued by SFAS 107 for which it is practicable to estimate that value:

(a)  Cash and Cash equivalents

The carrying amount in the financial statements approximates fair value because of the relatively short period of time between the origination of the instruments and their expected realization.

(b)  Fixed maturities and investments held for sale

Quoted market prices, if available, are used to determine the fair value. If quoted market prices are not available, management estimates the fair value based on the quoted market price of a financial instrument with similar characteristics.

(c)  Mortgage loans on real estate

An estimate of fair value is based on management's review of the portfolio in relation to market prices of similar loans with similar credit ratings, interest rates, and maturity dates. Management conservatively estimates fair value of the portfolio is equal to the carrying value.

(d)  Investment real estate and real estate acquired in satisfaction of debt

An estimate of fair value is based on management's review of the individual real estate holdings. Management utilizes sales of surrounding properties, current market conditions and geographic considerations. Management conservatively estimates the fair value of the portfolio is equal to the carrying value.

(e)  Policy loans

It is not practicable to estimate the fair value of policy loans as they have no stated maturity and their rates are set at a fixed spread to related policy liability rates. Policy loans are carried at the aggregate unpaid principal balances in the consolidated balance sheets, and earn interest at rates ranging from 4% to 8%. Individual policy liabilities in all cases equal or exceed outstanding policy loan balances.

(f)  Short term investments

For short term  instruments, the carrying  amount is a reasonable  estimate of
fair value.   All  short term  instruments  represent certificates  of deposit with various banks and all are protected under FDIC.

(g)  Notes and accounts receivable and uncollected premiums

The Company holds a $840,000 note receivable for which the determination of fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Accounts receivable and uncollected premiums are primarily insurance contract related receivables which are determined based upon the underlying insurance liabilities and added reinsurance amounts, and thus are excluded for the purpose of fair value disclosure by paragraph 8(c) of SFAS 107.

(h)  Notes payable

For borrowings under the senior loan agreement, which is subject to floating rates of interest, carrying value is a reasonable estimate of fair value. For subordinated borrowings fair value was determined based on the borrowing rates currently available to the Company for loans with similar terms and average maturities.

The estimated fair values of the Company's financial instruments required to be valued by SFAS 107 are as follows as of December 31:

                                  1995                          1994
                                        Estimated                     Estimated
                         Carrying         Fair         Carrying          Fair
Assets                    Amount          Value         Amount           Value

Fixed maturities      $191,074,220    $197,006,257   $183,702,794  $171,935,030
Fixed maturities
  held for sale          3,226,175       3,226,175      3,337,672     3,337,672
Equity securities        1,946,481       1,946,481        911,012       911,012
Mortgage loans on
  real estate           13,891,762      13,891,762     15,822,056    15,822,056
Policy loans            16,941,359      16,941,359     16,338,632    16,338,632
Short term
  investments              425,000         425,000        350,000       350,000
Investment real
  estate                11,978,575      11,978,575     11,737,847    11,737,847
Real estate
  acquired in
  satisfaction
  of debt                5,332,413       5,332,413      5,620,101     5,620,101
Notes receivable           840,066         775,399        840,066       768,094


Liabilities

Notes payable           21,447,428      20,747,991     22,053,289    21,295,161


6.  STATUTORY EQUITY AND GAIN FROM OPERATIONS

The Company's insurance subsidiaries are domiciled in Ohio, Illinois and West Virginia and prepare their statutory-based financial statements in accordance with accounting practices prescribed or permitted by the respective insurance department. These principles differ significantly from generally accepted accounting principles. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the NAIC. "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, from company to company within a state, and may change in the future. The NAIC currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which is expected to be completed in 1996, will likely change prescribed statutory accounting practices and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements. UG's total statutory shareholders' equity was $7,274,000 and $7,683,000 at December 31, 1995 and 1994,
respectively. The combined statutory gain from operations (exclusive of intercompany dividends) was $4,076,000, $3,071,000 and $1,628,000 for 1995,
1994 and 1993, respectively.

7.  REINSURANCE

In December 1991, UG entered into a 50% coinsurance arrangement with Republic Vanguard Life Insurance Company to enable the Company to maintain increased production levels while containing first year statutory costs. The ceding of new business under this treaty was terminated December 31, 1993. Republic Vanguard holds an "A" (Excellent) rating from A. M. Best, an industry rating company. The coinsurance arrangement, which was effective January 1, 1991, allowed UG to cede to Republic Vanguard a 50% quota share of all new universal life policies issued after the effective date through date of termination. UG receives a commission allowance of 11% of excess premium and renewal premium. Monies pertaining to the coinsurance arrangement are settled monthly. The agreement contains a provision whereby risks in excess of UG's retention ($125,000 maximum) are transferred to the reinsurer. Risks are transferred under an automatic ceding arrangement up to $1,000,000 and a facultative arrangement for amounts in excess of $1,000,000.

In December 1993, UG entered into reinsurance agreements with Business Men's Assurance Company, ("BMA") and Life Reassurance Corporation, ("LIFE RE"). BMA and LIFE RE each hold an "A+" (Superior) rating from A.M. Best, an industry rating company. The reinsurance arrangement was effective December 1, 1993, and covered all new business of the Company. The agreements are a yearly renewable term ("YRT") treaty where the Company cedes amounts above its retention limit of $100,000 with a minimum cession of $25,000.

During 1993, USA entered into a coinsurance agreement with LIFE RE. The coinsurance arrangement allows USA to cede to LIFE RE a 50% quota share of the traditional participating policies issued by USA after the effective date of July 1, 1992. USA entered into the arrangement to enable the Company to maintain increased production levels while containing first year statutory costs. USA receives commission allowances of 150% of first year premium, 27% of second year premium, 32% of third year premium and 37% of fourth year and beyond. Monies pertaining to the coinsurance arrangement are settled monthly.

The  Company  does not  have any  short-duration  reinsurance contracts.   The
effect of the Company's long-duration reinsurance contracts on premiums earned in 1995, 1994 and 1993 was as follows:

                                          Shown in thousands

                                  1995           1994            1993
                                Premiums       Premiums        Premiums
                                 Earned         Earned          Earned

Direct                         $   35,201     $   38,063      $   39,848
Assumed                                 0              0               0
Ceded                              (5,203)        (5,659)         (8,688)
Net premiums                   $   29,998     $   32,404      $   31,160


Reinsurance receivables for future policy benefits were $13,540,000 and $12,819,000 at December 31, 1995 and 1994, respectively, for estimated recoveries under reinsurance treaties.

8.  COMMITMENTS AND CONTINGENCIES

During the third quarter of 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. These policies had a face amount of $22,700,000 and represent 1/2 of 1% of the insurance in force. Management's analysis indicates that the expected death claims on the business in force to be adequately covered by the mortality assumptions inherent in the calculation of statutory reserves. Nevertheless, management has determined it is in the best interest of the Company to repurchase as many of the policies as possible. As of December 31, 1995, there remained approximately $5,738,000 of the original face amount which have not been settled. The Company will continue its efforts to repurchase as many of the policies as possible and regularly apprise the Ohio Department of Insurance regarding the status of this situation. Through December 31, 1995, the Company spent a total of $2,886,000 for the repurchase of these policies and for the defense of related litigation.

The Company is currently involved in the following litigation: Freeman v. Universal Guaranty Life Insurance Company (U.S.D.C.,N.D.Ga, 1994, 1-94-CV-2593-RCF); Armstrong v. Universal Guaranty Life Insurance Company and James Melville (Circuit Court of Davidson County, Tenn., 1994, 94C3222); Armstrong
v. Universal Guaranty Life Insurance Company and James Melville (Circuit Court of Davidson County, Tenn., 1994, 94C3720); Ridings v. Universal Guaranty Life Insurance Company and James Melville (Circuit Court of Davidson County, Tenn., 1994, 94C3221).

Four general agents of UG filed independent suits against UG in the latter part of September or early October 1994. Kathy Armstrong (3-94-1085), another general agent, filed her suit on November 16, 1994. All of the suits allege that the plaintiff was libeled by statements made in a letter sent by UG. The letter was sent to persons who had been issued life insurance policies by UG as the result of policy applications submitted by the five agents. Mr. Melville is a defendant in some of the suits because he signed the letter as president of UG.

In addition to the defamation count, Mr. Freeman alleges that UG also breached a contract by failing to pay his commissions for policies issued. Mr. Freeman claims unpaid commissions of $104,000. In the libel claim, Mr. Freeman claims compensatory damages of over $5,000,000, punitive damages of over $3,000,000, costs, and litigation expenses. The other plaintiffs request the award of unspecified compensatory damages and punitive (or special) damages as well as costs and attorney's fees. UG has filed Answers to all of these suits asserting various defenses and, where appropriate, counterclaims. UG believes that it has no liability to any of the plaintiffs and intends to defend each of the suits vigorously. The Freeman suit is scheduled for trial April 8, 1996.

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


9.   RELATED PARTY TRANSACTIONS

United Trust, Inc. has a service agreement with its affiliate, UII (equity investee), to perform services and provide personnel and facilities. The services included in the agreement are claim processing, underwriting, processing and servicing of policies, accounting services, agency services, data processing and all other expenses necessary to carry on the business of a life insurance company.

UII's service agreement states that USA is to pay UII monthly fees equal to 22% of the amount of collected first year premiums, 20% in second year and 6% of the renewal premiums in years three and after. UII's subcontract agreement with UTI states that UII is to pay UTI monthly fees equal to 60% of collected service fees from USA as stated above.

USA paid $2,015,000, $1,357,000 and $1,202,000 under their agreement with UII for 1995, 1994 and 1993, respectively. UII paid $1,209,000, $814,000 and
$721,000 under their agreement with UTI for 1995, 1994 and 1993, respectively.

The agreements of the insurance companies have been approved by their respective domiciliary insurance departments and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon generally accepted accounting principles. The costs paid by UTI for these services include costs related to the production of new business which are deferred as policy acquisition costs and charged off to the income statement through "Amortization of deferred policy acquisition costs". Also included are costs associated with the maintenance of existing policies which are charged as current period costs and included in "general expenses".

The transactions described below, which transpired during 1994, were necessary to position Universal Guaranty Investment Company ("UGIC"), Investors Trust, Inc. ("ITI") and Commonwealth Industries Corporation ("CIC") for liquidation and dissolution.

Pursuant to an Agreement of Merger dated July 7, 1994 between Investors Trust Assurance Company, an Illinois life insurance company ("ITAC"), and ALIC, on July 31, 1994, ITAC merged with and into ALIC and ALIC was the surviving company. On the effective date of the merger, ALIC succeeded to all the rights and property of ITAC and assumed all of the liabilities and obligations and became subject to all of the debts of ITAC in the same manner as if ALIC had itself incurred them. The merger was approved by the Illinois Director of Insurance.

Prior to the merger of ITAC with and into ALIC, ITAC was a wholly owned subsidiary of ITI. ITAC owned 1,549,549 (approximately 66%) of the issued and outstanding common stock of UGIC. Prior to July 31, 1994, ITI was the indirect beneficial owner of the shares of UGIC common stock directly owned by ITAC. On July 31, immediately prior to the effectiveness of the merger of ITAC with and into ALIC, ITI purchased 758,946 shares of the UGIC common stock owned by ITAC. The total purchase price was $2,276,793. On July 31, 1994, ITAC also transferred to ITI at no cost 790,603 shares of the common stock of the Company. On such date, ITI became the direct beneficial owner of all 1,549,549 shares of the common stock of UGIC. In order to purchase the 758,946 shares of UGIC common stock, ITI received a loan from UTI and UII in the aggregate principal amount of $2,164,293. ITI transferred 721,431 shares of the common stock of UGIC that it purchased from ITAC to UTI and UII in payment of the loan. These shares were then contributed by UTI and UII to their subsidiary, UTG.

The balance sheet of Commonwealth Industries Corporation for the period ended July 31, 1994, included liabilities in the aggregate amount of $402,861 comprised of a future liability under a consulting agreement, escheat funds and an account payable. On July 31, 1994, these liabilities were assumed by UTG in exchange for 1,558,318 shares of the common stock of ITI.

The balance  sheet  of UGIC  for  the period  ended  July 31,  1994,  included liabilities in the aggregate amount of $461,102. On July 31, 1994, these liabilities were assumed by UTG in exchange for 106,392 shares of the common stock of FCC and 315 shares of the common stock of CIC. The FCC shares transferred reduced UGIC's percentage ownership of FCC from 50.396% to 49.959%.

Prior to these transactions, UGIC, ITI and CIC each had liabilities in excess of assets excluding the stock holdings of their respective subsidiary. The 1994 transactions enabled the companies to extinguish their liabilities.

On August 15, 1995, the shareholders of CIC, ITI, and UGIC voted to voluntarily liquidate each of the companies and distribute the assets to the shareholders (consisting solely of common stock of their respective subsidiary). As a result of the liquidations, the shareholders of each company became shareholders of FCC, following the liquidations, UTG holds 72% of the common stock of FCC.


10.   CAPITAL STOCK TRANSACTIONS

A.    PUBLIC OFFERING OF AFFILIATE STOCK

      During 1991, an affiliated company, United Fidelity, Inc., (UFI) began a stock offering in the State of Illinois. UFI was offering 400,000 units, each unit consisting of one share of no par value common stock and one share of Class A Preferred Stock, $15 par value per share, 9% non-cumulative convertible. The units were being offered to the public at $30 per unit. Due to large losses reported by UFI, the sale of stock units to the public was stopped on June 2, 1994. The Board of Directors of UFI voted to voluntarily terminate the offering on August 18, 1994.

      Since the inception of the offering, the Company's ownership interest dropped from 46% to 36%. The Company accounted for the investment in UFI using the equity method. At December 31, 1994, the Company charged off its remaining investment in UFI of $212,247. The Company determined any material recoverability of its investment to be unlikely due to continuing losses and limited capital of UFI. On May 26, 1995, pursuant to a plan of restructure of UFI's subsidiary, First Fidelity Mortgage Company, UTI surrendered its common stock holdings of UFI for no value.

B.    STOCK OPTION PLAN

      In 1985, the Company initiated a nonqualified stock option plan for employees, agents and directors of the Company under which options to purchase up to 440,000 shares of the company's common stock are granted at $.02 per share. A total of 399,375 options had been granted by December 31, 1994, of which 20,000 were granted during 1993. All of the options have been exercised as of December 31, 1995. Options for 20,000 shares were exercised during 1995. No options were exercised during 1994 and 1993.

      Following is a summary of stock option transactions for the three years ended December 31, 1995:

                                         1995          1994          1993

      Option Shares exercised           20,000             0              0

      Compensation expense charged
        to operations                $  12,100     $       0      $       0

      Approximate percent of market
        value at which options
        were granted                      3.2%             0%             0%


C.    DEFERRED COMPENSATION PLAN

      UTI and FCC have instituted a deferred compensation plan effective May 1, 1993 pursuant to which an officer or agent of FCC, UTI or affiliates of UTI, may defer a portion of their income over the next two and one-half years in return for a deferred compensation payment payable at the end of seven years in the amount equal to the total income deferred plus interest at a rate of approximately 8.5% per annum and a stock option to purchase shares of common stock of UTI. An officer or agent will receive an immediately exercisable option to purchase 23,000 shares of UTI common stock at $1.75 per share for each $25,000 ($10,000 per year for two and one-half years) of total income deferred. The option expires on December 31, 2000. At December 31, 1995 and 1994, the Company held a liability of $1,167,000 and $851,000, respectively, relating to this plan.


11.   NOTES PAYABLE

At December 31, 1995, the Company has $21,447,000 in long term debt outstanding. The debt is comprised of the following components:

                                                   1995             1994

      Senior debt                             $  11,400,000    $  12,000,000
      Subordinated 10 yr. notes                   6,209,000        6,494,000
      Subordinated 20 yr. notes                   3,815,000        3,530,000
      Encumbrance on real estate                     23,000           29,000
                                              $  21,447,000    $  22,053,000

The senior debt is comprised of participations of the First Bank of Missouri, (First Bank of Missouri was the successor bank to a merger with First Bank of Gladstone, Citizen's Bank and Trust Company, and Bank of St. Joseph, all Missouri Banks), Massachusetts General Life Insurance Company and Philadelphia Life Insurance Company (the "Senior Lenders"). The loan is subject to a certain Credit Agreement between the parties stipulating the terms of the loan. The FCC Senior Debt bears interest equal to 1% over the variable per annum rate of interest most recently announced by the First Bank of Missouri as its "Base Rate". As of March 1, 1996, the "Base Rate" was 8.25%. The principal balance of the FCC Senior Debt is payable in installments on June 1st of each year commencing June 1, 1994 and ending June 1, 1998. On January 31, 1996, FCC prepaid $1,500,000 of the $3,900,000 scheduled principal payment due June 1, 1996. At December 31, 1995, the principal amount of the FCC Senior Debt to outside parties was $10,400,000.

The Credit Agreement includes an earnings covenant which provides that FCC will not permit the sum of (i) the combined pre-tax earnings of the subsidiaries of FCC, excluding the results of any surplus relief reinsurance and any intercompany dividends, determined in accordance with statutory accounting practices, and (ii) the pre-tax earnings of FCC plus interest expense and non-cash charges, determined in accordance with generally accepted accounting practices, to be less than the amounts specified in the Credit Agreement. The Credit Agreement requires that the earnings as specified above, be not less than $7,450,000 for 1995. The Company has not satisfied the earnings requirement for the past several years. The lenders have granted waivers or modifications to the earnings requirement in each of the past years in which the Company did not meet the requirement. Management expects similar treatment of the 1995 requirement.

The subordinated debt was incurred June 16, 1992 as a part of an acquisition. The 10 year notes bear interest at the rate of 7 1/2% per annum, payable semi-annually beginning December 16, 1992. These notes provide for principal payments equal to 1/20th of the principal balance due with each interest installment beginning June 16, 1997, with a final payment due June 16, 2002. During 1995, the Company refinanced $300,695 of 10 year notes to 20 year notes bearing interest at the rate of 8.75%. The repayment terms of these notes are similar to the original 20 year notes. The 20 year notes bear interest at the rate of 8 1/2% per annum, payable semi-annually beginning December 16, 1992, with a lump sum principal payment due June 16, 2012. Scheduled principal reductions on the Company's debt for the next five years is as follows:

                         Year            Amount

                         1996         $ 3,900,000
                         1997           4,437,000
                         1998           3,137,000
                         1999             537,000
                         2000             537,000


12.  OTHER CASH FLOW DISCLOSURE

The Company recognized an increase in its paid-in capital of $0, $277,559 and $723,618 for the years 1995, 1994 and 1993 respectively, from its equity investment in UFI from the offering price per share of UFI exceeding UTI's carrying amount per share.

On a  cash basis, the  Company paid  $1,934,326, $1,937,123 and  $1,923,286 in interest expense for the years 1995, 1994 and 1993, respectively. The Company paid $25,821, $190 and $328,287 in federal income tax for 1995, 1994 and 1993, respectively.

13.  NON-RECURRING WRITE DOWN OF VALUE OF AGENCY FORCE ACQUIRED

The Company recognized a non-recurring write down of $8,297,000 on its value of agency force acquired for the year ended December 31, 1995. The write down released $2,904,000 of the deferred tax liability and $3,327,000 was attributed to minority interest in loss of consolidated subsidiaries. In addition, equity loss of investees was negatively impacted by $542,000. The effect of this write down resulted in an increase in the net loss of $2,608,000. This write down is directly related to the Company's change in distribution systems. Due to the broker agency force not meeting management's expectations and lack of production, the Company has changed its focus from primarily broker agency distribution system to a captive agent system. With the change in focus, most of the broker agents were terminated and therefore, management re-evaluated the value of the agency force carried on the balance sheet. For purposes of the write-down, the broker agency force has no future expected cash flows and therefore warranted a write-off of the value. The write down is reported as a separate line item "non-recurring write down of value of agency force acquired" and the release of the deferred tax liability is reported in the credit for income taxes payable in the Statement of Operations. In addition, the impact to minority interest in loss of consolidated subsidiaries and equity loss of investees is in the Statement of Operations.


14.  CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial institutions which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


15.  NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 114 entitled "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standards No. 118, an amendment of Statement No. 114. The Statement amends FASB Statement No. 5 "Accounting for Contingencies" and FASB Statement No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructuring". This Statement, which became effective for financial statements for fiscal years beginning after December 15, 1994, applies to all troubled debt restructuring involving a modification of terms.

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. As used in this Statement and in Statement 5, as amended, all amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. This Statement does not specify how a creditor should determine that it is probable that it will be unable to collect all amounts due according to the contractual terms of a loan. A creditor should apply its normal loan review procedures in making that judgment. An insignificant delay or insignificant shortfall in amount of payments does not require application of this Statement. A loan is not impaired during a period of delay in payment if the creditor expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. Thus, a demand loan or other loan with no stated maturity is not impaired if the creditor expects to collect all amounts due including interest accrued at the contractual interest rate during the period the loan is outstanding.

This statement was adopted for the 1995 Financial Statements. The adoption did not have any impact on the Company's financial statement.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 121 entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This Statement, becomes effective for financial statements for fiscal years beginning after December 31, 1995, with early adoption encouraged.

An entity shall review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the entity shall estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the entity shall recognize an impairment loss in accordance with this Statement. Otherwise, an impairment loss shall not be recognized; however, a review of depreciation policies may be appropriate.

This statement was adopted for the 1995 financial statements. The adoption did not have any impact on the Company's financial statements.

16.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 1995
                               1st          2nd         3rd         4th

Premium income and other
  considerations,  net    $ 9,445,222  $ 8,765,804  $ 7,868,803  $ 7,018,707
Net  investment  income   $ 3,850,161  $ 3,843,518  $ 3,747,069  $ 4,015,476
Total revenues            $13,694,471  $12,933,370  $11,829,921  $11,411,322
Policy benefits
  including  dividends    $ 8,097,830  $ 9,113,933  $ 5,978,795  $ 6,665,206
Amortization of def.
  policy acquisitions     $ 1,556,526  $ 1,960,458  $ 1,350,662  $    40,007
Operating expenses        $ 3,204,217  $ 2,492,689  $ 2,232,938  $ 3,587,804
Operating income          $  (495,966) $(1,939,361) $   120,393  $(9,060,886)
Net income (loss)         $   179,044  $  (689,602) $   198,464  $(2,689,151)
Net income (loss) per
  share                   $      0.01  $     (0.04) $      0.01  $     (0.14)


                                                   1994
                                1st          2nd           3rd         4th

Premium income and other
  considerations,  net    $ 9,042,475  $10,011,855  $ 7,913,497  $ 8,176,700
Net investment income     $ 3,366,995  $ 3,556,633  $ 3,633,334  $ 3,811,484
Total revenues            $12,245,881  $14,052,428  $10,900,385  $12,007,934
Policy benefits
  including  dividends    $ 6,927,743  $ 7,496,765  $ 7,483,568  $ 7,753,158
Amortization of def.
  policy  acquisitions    $ 1,685,682  $ 4,099,100  $ 3,086,901  $ 2,448,822
Operating expenses        $ 2,366,726  $ 1,898,048  $ 2,328,443  $ 3,194,745
Operating income          $   801,718  $    67,387  $(2,477,301) $(1,891,201)
Net  income (loss)        $  (404,022) $  (117,149) $  (515,134) $  (587,295)
Net income (loss) per
  share                   $     (0.02) $     (0.01) $     (0.03) $     (0.03)


                                                   1993
                                1st           2nd           3rd          4th

Premium income and other
  considerations,  net    $ 9,170,565  $ 8,257,439  $ 6,793,145  $ 9,309,090
Net investment  income    $ 4,001,522  $ 3,365,708  $ 3,437,618  $ 3,600,888
Total revenues            $13,912,696  $12,456,824  $11,386,080  $10,785,685
Policy benefits
  including  dividends    $ 7,738,370  $ 8,408,456  $ 6,508,099  $ 5,709,053
Amortization of def.
  policy  acquisitions    $ 1,259,896  $   152,405  $ 1,072,019  $ 1,033,481
Operating expenses        $ 2,933,969  $ 2,903,669  $ 2,429,503  $ 2,971,685
Operating income          $  (116,446) $  (563,021) $  (180,353) $(1,255,066)
Net income (loss)         $   (79,010) $  (163,835) $  (164,107) $  (454,580)
Net income (loss) per
  share                   $     (0.00) $     (0.01) $     (0.01) $     (0.03)

                                   PART III


With respect to Items 10 through 13, the Company will file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14-A.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held June 4, 1996, and is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption "Executive Officers".


ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held June 4, 1996, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held June 4, 1996, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held June 4, 1996, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)        The following documents are filed as a part of the report:

           (1)   Financial Statements:
                 See Item 8, Index to Financial Statements

           (2)   Financial Statement Schedules

                 Schedule I - Summary of Investments - other than invested in related parties.

                 Schedule II - Condensed financial information of registrant

                 Schedule IV - Reinsurance

                 Schedule V - Valuation and qualifying accounts


                 NOTE:   Schedules other  than those listed  above are omitted
                 for the reasons they are not required or the information is disclosed in the financial statements or footnotes.


(b)        Reports on Form 8-K filed during fourth quarter.

                 None


(c)        Exhibits:

                 Index to Exhibits (See Page 65-68).

                               INDEX TO EXHIBITS


 Exhibit
 Number


 3(a) (1) Amended Articles of Incorporation for the Company dated November 20, 1987.

 3(b) (1) Amended Articles of Incorporation for the Company dated December 6, 1991.

 3(c) (1)  Amended Articles  of Incorporation for the Company  dated March 30,
           1993.

 3(d) (1)  Code of By-Laws for the Company.

10(a) (1)  Compromise and Settlement Agreement dates as of February 27,  1991, among First Commonwealth Corporation, Universal Guaranty Life Insurance Company, Alliance Life Insurance Company, Roosevelt National Life Insurance Company of America, Abraham Lincoln
           Insurance Company, Appalachian Life Insurance Company, Liberty American Assurance Company, and Farmers and Ranchers Life Insurance Company, and Southshore Holding Corp., Public Investors, Inc., Fidelity Fire and Casualty Insurance Company, Insurance Premium Assistance Company, Agency Premium Assistance Company, Coastal Loans Acquisition Company, Bob F. Shamburger, Gary E. Jackson, Leonard H. Aucoin, Dennis J. Lafont, William Joel Herron and Jerry Palmer

10(b) (1)  Credit  Agreement  dated  as  of  December  11,  1989  among  First
           Commonwealth Corporation, Commonwealth Industries Corporation, Investors Trust, Inc., Universal Guaranty Investment Company, John
           K. Cantrell, Mildred G. Cantrell and First Bank of Gladstone

10(c) (1)  Guaranty  Agreement  among  Commonwealth   Industries  Corporation,
           Investors Trust, Inc. and Universal Guaranty Investment Company dated as of December 11, 1989

10(d) (1)  Security  Agreement-Pledge dated  as of  December 11,  1989 between
           First Commonwealth Corporation and First Bank of Gladstone

10(e) (1)  Security  Agreement-Pledge dated  as of  December 11,  1989 between
           Commonwealth Industries Corporation and First Bank of Gladstone

10(f) (1)  Security  Agreement-Pledge dated  as of  December 11,  1989 between
           Universal Guaranty Investment Company and First Bank of Gladstone

10(g) (1)  Security  Agreement-Pledge dated  as of  December 11,  1989 between
           Investors Trust, Inc. and First Bank of Gladstone

10(h) (1)  Amendment to the Credit  Agreement dated as of  May 31, 1991  among
           First Commonwealth Corporation, Commonwealth Industries Corporation, Investors Trust, Inc., Universal Guaranty Investment Company, John K. Cantrell,, Mildred G. Cantrell, and the Banks

                               INDEX TO EXHIBITS


 Exhibit
 Number


10(i) (1)  Confirmation  of Guaranty  Agreement dated  as of  May 31,  1991 by
           Commonwealth Industries Corporation, Investors Trust, Inc. and Universal Guaranty Investment Company

10(j) (1)  Confirmation of Security Agreement-Pledge dated  as of May 31, 1991 by Universal Guaranty Investment Company

10(k) (1)  Confirmation of  Security Agreement-Pledge dated as of May 31, 1991 by First Commonwealth Corporation

10(l) (1)  Confirmation of Security Agreement-Pledge dated as of May  31, 1991 by Commonwealth Industries Corporation

10(m) (1)  Confirmation of Security Agreement-Pledge dated  as of May 31, 1991 by Investors Trust, Inc.

10(n) (1)  Second  Amendment to  Credit Agreement  dated as  of June  12, 1992 among First Commonwealth Corporation, Commonwealth Industries Corporation, Investors Trust, Inc., Universal Guaranty Investment Company, John K. Cantrell, Mildred G. Cantrell, United Trust Group, Inc. and the Banks

10(o) (1)  Confirmation of  Guaranty Agreement dated  as of June  16, 1992  by
           Commonwealth Industries Corporation, Investors Trust, Inc. and Universal Guaranty Investment Company

10(p) (1)  Confirmation of Security Agreement-Pledge dated as of June 16, 1992 by Commonwealth Industries Corporation

10(q) (1)  Amendment and Confirmation of Security Agreement-Pledge dated as of
           June 16, 1992 by First Commonwealth Corporation

10(r) (1)  Amendment and Confirmation of Security Agreement-Pledge dated as of
           June 16, 1992 by Investors Trust, Inc.

10(s) (1)  Amendment and Confirmation of Security Agreement-Pledge dated as of
           June 16, 1992 by Universal Guaranty Investment Company

10(t) (1)  Pledge  Agreement dated as of June  16, 1992 by United Trust Group,
           Inc.

10(u) (1)  Note  Purchase Agreement dated as of June  16, 1992 by United Trust
           Group, Inc.

10(v) (1)  $1,909,882.00  Term  Note  of  First  Commonwealth  Corporation  to
           Massachusetts General Life Insurance Company  dated as of June  16,
           1992

10(w) (1)  $6,909,867.00  Term  Note  of  First  Commonwealth  Corporation  to
           Philadelphia Life Insurance Company dated as of June 16, 1992

                               INDEX TO EXHIBITS


 Exhibit
 Number


10(x) (1)  $5,453,509.30 Term Note of  First Commonwealth Corporation to First
           Bank of Gladstone dated as of June 16, 1992

10(y) (1)  $879,588.60 Term Note of First Commonwealth Corporation to Citizens
           Bank & Trust Co. dated as of June 16, 1992

10(z) (1)  $1,847,153.10 Term  Note of First Commonwealth  Corporation to Bank
           of St. Joseph dated as of June 16, 1992

10(aa)(1)  Subcontract Agreement dated September 1, 1990 between United Trust,
           Inc. and United Income, Inc.

10(bb)(1)  Service Agreement  dated November  8, 1989 between  United Security
           Assurance Company and United Income, Inc.

10(cc)(1)  Management  and Consultant Agreement  dated as  of January  1, 1993 between First Commonwealth Corporation and Universal Guaranty Life Insurance Company

10(dd)(1)  Management  Agreement dated  December 20,  1981  among Commonwealth
           Industries Corporation, Executive National Life Insurance Company (now known as Investors Trust Assurance Company) and Abraham Lincoln Insurance Company

10(ee)(1)  Reinsurance  Agreement  dated  January  1, 1991  between  Universal
           Guaranty   Life  Insurance   Company  and   Republic-Vanguard  Life
           Insurance Company

10(ff)(1)  Reinsurance Agreement  dated July  1, 1992 between  United Security
           Assurance Company and Life Reassurance Corporation of America

10(gg)(1)  United Trust, Inc. Stock Option Plan

10(hh)(1)  Board Resolution  adopting United  Trust, Inc.'s  Officer Incentive
           Fund

10(ii)(1)  Employment  Agreement dated as  of April 15, 1993  between Larry E.
           Ryherd and First Commonwealth Corporation and United Trust, Inc.

10(jj)(1)  Employment Agreement dated  as of April 15, 1993 between  Thomas F.
           Morrow and First Commonwealth Corporation and United Trust, Inc.

10(kk)(1)  Employment  Agreement dated as  of April 15, 1993  between James E.
           Melville and First Commonwealth Corporation and United Trust, Inc.

10(ll)(1)  Employment  Agreement dated as  of June 16, 1992  between George E.
           Francis and First Commonwealth Corporation

10(mm)(1)  Amendment  Number One to Employment Agreement dated as of April 15,
           1993 between George E. Francis and First Commonwealth Corporation

                               INDEX TO EXHIBITS


 Exhibit
 Number



10(nn)(1)  Consulting Arrangement entered into June 15, 1987 between Robert E.
           Cook and United Trust, Inc.

10(oo)(1)  Agreement  dated June 16,  1992 between John K.  Cantrell and First
           Commonwealth Corporation

10(pp)(1)  Termination Agreement dated as of January 29, 1993 between Scott J.
           Engebritson and United Trust, Inc., United Fidelity, Inc., United Income, Inc., First Commonwealth Corporation and United Security Assurance Company

10(qq)(1)  Stock  Purchase Agreement  dated February  20, 1992  between United
           Trust Group, Inc. and Sellers

10(rr)(1)  Amendment  No. One  dated  April 20,  1992  to the  Stock  Purchase
           Agreement between the Sellers and United Trust Group, Inc.

10(ss)(1)  Security Agreement dated June  16, 1992 between United Trust Group,
           Inc. and the Sellers

10(tt)(1)  Stock Purchase Agreement dated  June 16, 1992 between United  Trust
           Group, Inc. and First Commonwealth Corporation


Footnote
      (1) Incorporated by reference from the Company's Annual Report on Form 10-K, File No. 0-5392, as of December 31, 1993.

UNITED TRUST, INC.                                                 Schedule I
SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES
As of December 31, 1995


                 Column A           Column B        Column C        Column D

                                                                    Amount at
                                                                   Which Shown
                                                                    in Balance
                                      Cost           Value            Sheet
Fixed maturities:
   Bonds:
   United States Goverment
    and government agencies
    and authorities             $  27,488,188    $  28,253,558   $  27,488,188
   State, municipalities,
    and political subdivisions      6,785,476        7,079,634       6,785,476
   Collateralized mortgage
    obligations                    15,395,913       15,623,785      15,395,913
   Public utilities                59,136,696       61,282,113      59,136,696
   All other corporate bonds       82,267,947       84,767,168      82,267,947
Total fixed maturities            191,074,220    $ 197,006,258     191,074,220



Investments held for sale:
   Fixed maturities:
   United States Goverment and
     government agencies
     and authorities               2,001,860     $  2,003,817        2,003,817
   State, municipalities, and
     political subdivisions          812,454          823,018          823,018
   Collateralized mortgage
     obligations                      32,177           32,683           32,683
   Public utilities                  119,379          117,829          117,829
   All other corporate bonds         258,169          248,828          248,828
                                   3,224,039     $  3,226,175        3,226,175

   Equity securities:
   Public utilities                   82,073     $     60,923           60,923
   All other corporate
    securities                     1,164,091        1,885,558        1,885,558
                                   1,246,164     $  1,946,481        1,946,481




Mortgage loans on real estate     13,891,762                        13,891,762
Investment real estate            11,683,575                        11,978,575
Real estate acquired in
  satisfaction of debt             5,332,413                         5,332,413
Policy loans                      16,941,359                        16,941,359
Short term investments               425,000                           425,000
     TOTAL INVESTMENTS          $243,818,532                      $244,815,985

UNITED TRUST, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT                     Schedule II
NOTES TO CONDENSED FINANCIAL INFORMATION


(a) The condensed financial information should be read in conjunction with the consolidated financial statements and notes of United Trust, Inc. and Consolidated Subsidiaries.

UNITED TRUST, INC.
CONDENSED FINANCIAL INFORMATION OF
REGISTRANT PARENT ONLY BALANCE SHEETS
As of December 31, 1995 and 1994                                  Schedule III




                                                   1995             1994

ASSETS
   Investment in affiliates                   $  20,494,198     $  22,933,787
   Accrued investment income                         16,273            18,533
   Cash and cash equivalents                        503,357           425,365
   Other assets                                     588,616           940,861
       TOTAL ASSETS                           $  21,602,444     $  24,318,546




LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Notes payable to affiliate                 $    840,000      $     840,000
   Deferred income taxes                         1,662,869          1,509,105
   Indebtedness of subsidiaries
    and affiliates, net                             74,519             97,546
   Other liabilities                                 2,800              2,800
       TOTAL LIABILITIES                         2,580,188          2,449,451



Shareholders' equity:
   Common stock                                    373,519            373,119
   Additional paid-in capital                   18,288,411         18,276,311
   Unrealized depreciation of
    investments held for sale
    of affiliates                                   (1,499)          (143,405)
   Retained earnings                               361,825          3,363,070
      TOTAL SHAREHOLDERS' EQUITY                19,022,256         21,869,095
      TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                  $21,602,444        $24,318,546



UNITED TRUST, INC.
CONDENSED FINANCIAL INFORMATION OF
REGISTRANT PARENT ONLY STATEMENTS OF OPERATIONS
Three Years Ended December 31, 1995                               Schedule III




                                          1995          1994          1993

Revenues:

   Management fees from affiliates    $ 1,209,196   $   835,284  $   720,977
   Net investment income                   35,261       119,069       68,675
   Realized investment gains                    0             0      139,350
   Loss from write down of investee       (10,000)     (212,247)           0
   Other income from affiliates           113,869       130,437      138,918
                                        1,348,326       872,543    1,067,920


Expenses:

   Interest expense                        63,000        63,175       83,775
   Operating expenses                     883,312       926,271      840,568
                                          946,312       989,446      924,343

   Operating income (loss)                402,014      (116,903)     143,577

   Credit (provision) for income taxes   (153,764)      (40,123)      34,550
   Equity in loss of investees           (635,949)   (1,125,118)    (495,990)
   Equity in loss of subsidiaries      (2,613,546)     (341,456)    (543,669)
Net loss                              $(3,001,245)  $(1,623,600)  $ (861,532)



UNITED TRUST, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT ONLY STATEMENTS OF CASH FLOWS
Three Years Ended December 31, 1995                               Schedule III

                                      1995            1994             1993
Increase (decrease) in cash and
 cash equivalents
Cash flows from operating activities:
 Net loss                        $ (3,001,245)   $ (1,623,600)   $   (861,532)
 Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
   Equity in loss of subsidiaries   2,613,546         341,456         543,669
   Equity in loss of investees        635,949       1,125,118         495,990
   Change in accrued investment
    income                              2,260          29,424         (47,957)
   Depreciation                        26,412          44,246          80,955
   Realized investment gains                0               0        (139,950)
   Loss from writedown of investee     10,000         212,247               0
   Change in deferred income taxes    153,764          40,123         (34,550)
   Change in indebtedness of
    affiliates, net                   (23,027)        217,242         312,720
   Change in other assets
    and liabilities                    25,833         250,737        (117,927)
Net cash provided by
   operating activities               443,492         636,993         231,418

Cash flows from investing activities:
 Proceeds from investments
  sold and matured:
   Fixed maturities sold                    0               0               0
   Fixed maturities matured                 0               0           4,137
   Real estate                              0               0         957,492
   Short term                               0               0         465,359
 Total proceeds from investments
   sold and matured                         0               0       1,426,988

 Cost of investments acquired:
   Purchase of common stock
    of affiliates                    (325,000)     (1,350,410)              0
   Capital contribution to
    affiliate                         (53,000)              0               0
 Total cost of investments acquired  (378,000)     (1,350,410)              0
Net cash provided (used) by
 investing activities                (378,000)     (1,350,410)      1,426,988

Cash flows from financing activities:
 Payments of principal on
   notes payable                            0               0        (413,527)
   Purchase of treasury stock               0         (67,545)       (113,068)
   Proceeds from issuance of
     common stock                      12,500               0           3,415
Net cash provided (used) by
  financing activities                 12,500         (67,545)       (523,180)

Net increase (decrease) in
  cash and cash equivalents            77,992        (780,962)      1,135,226
Cash and cash equivalents at
   beginning of year                  425,365       1,206,327          71,101
Cash and cash equivalents at
   end of year                      $ 503,357     $   425,365     $ 1,206,327

UNITED TRUST, INC.
REINSURANCE
As of December 31, 1995 and the year ended December 31, 1995       Schedule VI




Column A         Column B      Column C      Column D      Column E     Column F

                                                                     Percentage
                               Ceded to      Assumed                  of amount
                                other       from other                assumed to
               Gross amount    companies    companies     Net amount     net





Life insurance
 in force    $4,207,695,000 $1,087,774,000 $1,039,517,000 $4,159,438,000  25.0%



Premiums:

Life
 insurance  $   34,952,367  $   5,149,939  $            0 $   29,802,428   0.0%

Accident and health
 insurance         248,448         52,751               0        195,697   0.0%

            $   35,200,815  $   5,202,690  $            0 $   29,998,125   0.0%




* All assumed business represents the Company's participation in the Servicemen's Group Life Insurance Program (SGLI).

UNITED TRUST, INC.
REINSURANCE
As of December 31, 1994 and the year ended December 31, 1994       Schedule VI


Column A         Column B      Column C      Column D      Column E     Column F

                                                                     Percentage
                               Ceded to      Assumed                  of amount
                                other       from other                assumed to
               Gross amount   companies     companies*    Net amount      net






Life insurance
  in force  $4,543,746,000  $1,217,119,000  $1,077,413,000 $4,404,040,000  24.5%


Premiums:

Life
 insurance  $   37,800,871  $    5,597,512  $            0 $   32,203,359   0.0%

Accident and health
 insurance         262,315         61,185               0        201,130   0.0%

            $   38,063,186  $   5,658,697  $            0 $   32,404,489   0.0%




* All assumed business represents the Company's participation in the Servicemen's Group Life Insurance Program (SGLI).

UNITED TRUST, INC.
REINSURANCE
As of December 31, 1993 and the year ended December 31, 1993       Schedule VI




Column A         Column B      Column C      Column D      Column E     Column F

                                                                     Percentage
                               Ceded to      Assumed                  of amount
                                other       from other                assumed to
               Gross amount   companies     companies*    Net amount      net


Life insurance
 in force    $4,475,766,000 $1,432,713,000 $2,026,910,000 $5,069,963,000  40.0%


Premiums:

Life
 insurance  $   39,433,287  $   8,692,446  $            0 $   30,740,841   0.0%

Accident and health
 insurance         414,937         (4,853)              0        419,790   0.0%

            $   39,848,224  $   8,687,593  $            0 $   31,160,631   0.0%




* All assumed business represents the Company's participation in the Servicemen's Group Life Insurance Program (SGLI).

UNITED TRUST, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 1995, 1994, & 1993                Schedule V

                           Balance at   Additions
                           Beginning     Charges                  Balances at
      Description          Of Period   and Expenses  Deductions  End of Period

December 31, 1995

Allowance for doubtful accounts -
    mortgage loans        $   26,000   $         0   $   16,000   $    10,000
Accumulated depreciation on
    property and equipment and
    EDP conversion costs   1,385,875        45,208            0     1,431,083
Accumulated amortization
    of costs in excess of
    net assets purchased     656,675       423,192            0     1,079,867
Accumulated depreciation
    on real estate           802,476       300,396       53,220     1,049,652
          Total           $2,871,026   $   768,796   $   69,220    $3,570,602


December 31, 1994

Allowance for doubtful accounts -
    mortgage loans        $  300,000   $         0   $  274,000    $   26,000
Accumulated depreciation on
    property and equipment and
    EDP conversion costs   1,211,502       280,308      105,935     1,385,875
Accumulated amortization
    of costs in excess of
    net assets purchased     426,999       297,676       68,000       656,675
Accumulated depreciation
    on real estate           501,333       301,143            0       802,476
        Total             $2,439,834   $   879,127   $  447,935    $2,871,026


December 31, 1993

Allowance for doubtful accounts -
     mortgage loans      $  500,000    $         0   $  200,000    $  300,000
Accumulated depreciation on
    property and equipment and
    EDP conversion costs    979,975        235,480        3,953     1,211,502
Accumulated amortization of
    costs in excess of
    net assets purchased    142,000        284,999            0       426,999
Accumulated depreciation
    on real estate          377,323        329,226      205,216       501,333
        Total            $1,999,298    $   849,705   $  409,169    $2,439,834


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                              UNITED TRUST, INC.
                                 (Registrant)


/s/  John S. Albin                                             March 26, 1996
John S. Albin, Director


/s/  Robert E. Cook                                            March 26, 1996
Robert E. Cook, Senior Vice President
  and Director


/s/  Larry R. Dowell                                           March 26, 1996
Larry R. Dowell, Director


/s/                                                            March 26, 1996
Raymond L. Larson, Director


/s/  Paul D. Lovell                                            March 26, 1996
Paul D. Lovell, Director


/s/  Dale E. McKee                                             March 26, 1996
Dale E. McKee, Director


/s/  Thomas F. Morrow                                          March 26, 1996
Thomas F. Morrow, Chief Operating
  Officer, President, and Director


/s/  Larry E. Ryherd                                           March 26, 1996
Larry E. Ryherd, Chairman of the Board,
  Chief Executive Officer and Director


/s/  Robert J. Webb                                            March 26, 1996
Robert J. Webb, Director


/s/  James E. Melville                                         March 26, 1996
James E. Melville, Chief Financial Officer
  and Senior Executive Vice President