Form 10-K/A
period 1995-12-31
UNITED TRUST INC /IL/
filed 1996-04-16
CIK 832480

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-K/A



                       AMENDMENT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                               UNITED TRUST, INC.
            (Exact Name of Registrant as specified in its Charter)


                                    0-16867
                                    File No.



The undersigned  registrant hereby amends the December 31, 1995 filing of Form
10-K to  include Exhibit 27, the  Financial Data Schedule.   This amendment is
also reflected on the index page.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    UNITED TRUST, INC.
                                                       (Registrant)




                                       By:  /s/ James E. Melville
                                            James E. Melville
                                            Senior Executive Vice President
                                              and Chief Financial Officer



Date:  April 16, 1996

       This report contains
       6 pages

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
                  Bank of St. Joseph dated as of June 16, 1992

      10(aa) (1)  Subcontract Agreement dated September 1, 1990 between United
                  Trust, Inc. and United Income, Inc.

      10(bb) (1)  Service Agreement  dated  November 8,  1989  between  United
                  Security Assurance Company and United Income, Inc.

      10(cc) (1)  Management and  Consultant Agreement dated as  of January 1,
                  1993 between First Commonwealth Corporation and Universal Guaranty Life Insurance Company

      10(dd) (1)  Management   Agreement   dated   December  20,  1981   among
                  Commonwealth Industries Corporation, Executive National Life
                  Insurance Company  (now known as  Investors Trust  Assurance
                  Company) and Abraham Lincoln Insurance Company

      10(ee) (1)  Reinsurance   Agreement  dated   January  1,   1991  between
                  Universal  Guaranty Life  Insurance  Company  and  Republic-
                  Vanguard Life Insurance Company

      10(ff) (1)  Reinsurance  Agreement dated  July  1, 1992  between  United
                  Security Assurance Company and Life Reassurance Corporation of America

      10(gg) (1)  United Trust, Inc. Stock Option Plan

      10(hh) (1)  Board  Resolution  adopting  United  Trust,  Inc.'s  Officer
                  Incentive Fund

      10(ii) (1)  Employment  Agreement dated  as  of April  15, 1993  between
                  Larry E. Ryherd and First Commonwealth Corporation and United Trust, Inc.

      10(jj) (1)  Employment  Agreement dated  as  of April  15, 1993  between
                  Thomas F. Morrow and First Commonwealth Corporation and United Trust, Inc.

      10(kk) (1)  Employment  Agreement dated  as  of April  15, 1993  between
                  James E. Melville and First Commonwealth Corporation and United Trust, Inc.

      10(ll) (1)  Employment  Agreement  dated as  of  June  16, 1992  between
                  George E. Francis and First Commonwealth Corporation

      10(mm) (1)  Amendment  Number One  to Employment  Agreement dated  as of
                  April  15,   1993  between  George  E.   Francis  and  First
                  Commonwealth Corporation

                               INDEX TO EXHIBITS


       Exhibit
       Number



      10(nn) (1)  Consulting Arrangement  entered into  June 15, 1987  between
                  Robert E. Cook and United Trust, Inc.

      10(oo) (1)  Agreement  dated June 16, 1992 between  John K. Cantrell and
                  First Commonwealth Corporation

      10(pp) (1)  Termination Agreement  dated as of January  29, 1993 between
                  Scott  J.  Engebritson   and   United  Trust,  Inc.,  United
                  Fidelity, Inc., United Income, Inc., First Commonwealth Corporation and United Security Assurance Company

      10(qq) (1)  Stock  Purchase Agreement  dated February  20, 1992  between
                  United Trust Group, Inc. and Sellers

      10(rr) (1)  Amendment No. One dated April 20, 1992 to the Stock Purchase
                  Agreement between the Sellers and United Trust Group, Inc.

      10(ss) (1)  Security Agreement dated June  16, 1992 between United Trust
                  Group, Inc. and the Sellers

      10(tt) (1)  Stock Purchase Agreement dated  June 16, 1992 between United
                  Trust Group, Inc. and First Commonwealth Corporation

      27          Financial Data Schedule


    Footnote
             (1) Incorporated by reference from the Company's Annual Report on Form 10-K, File No. 0-5392, as of December 31, 1993.