Form 10-Q
period 1996-06-30
UNITED TRUST INC /IL/
filed 1996-08-14
CIK 832480

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended June 30, 1996        Commission File  No. 0-16867




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






              Shares outstanding at July 31, 1996:
                            18,700,935
               Common stock, no par value per share

                        UNITED TRUST, INC.
                         (the "Company")



                              INDEX





Part I:  Financial Information


     Consolidated Balance Sheets as of June 30, 1996 and
     December 31, 1995 . . . . . . .  . . . . . . . . . . . . . . . .      3


     Consolidated Statements of Operations for the six months
     and three months ended June 30, 1996 and 1995 . . . . .  . . . .      4


     Consolidated Statements of Cash Flows for the six months
     ended June 30, 1996 and 1995.  . . . . . . . . . . . . . . . . .      5


     Notes to Financial  Statements . . . . . . . . . . . . . . . . .      6


     Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . .  . . . . .     12



Part II:  Other Information

     Item 6. Exhibits  . . . . . . . .  . . . . . . . . . . . . . . .     20

     Signatures. . . . . . . . . . . .  . . . . . . . . . . . . . . .     21

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED TRUST, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

                                                   June 30,       December 31,
ASSETS                                               1996             1995

Investments:
   Fixed maturities  at amortized  cost
    (market $192,654,841 and $197,006,257)    $  193,188,725  $  191,074,220
   Investments held for sale:
      Fixed maturities, at market
       (cost $2,775,587 and $3,224,039)            2,670,087       3,226,175
      Equity securities, at market
       (cost $2,086,159 and $2,181,783)            1,828,003       1,946,481
   Mortgage loans on real estate at
     amortized cost                               12,925,481      13,891,762
   Investment real estate, at cost, net of
     accumulated depreciation                     11,326,903      11,978,575
   Real estate acquired in satisfaction of debt,
     at cost net of accumulated depreciation       3,846,947       5,332,413
   Policy loans                                   17,022,777      16,941,359
   Short term investments                            325,000         425,000
                                                 243,133,923     244,815,985

Cash and cash equivalents                         16,461,424      12,528,025
Investment in affiliates                           5,323,849       5,169,596
Indebtedness of affiliates, net                       90,976          87,869
Accrued investment income                          3,699,149       3,671,842
Reinsurance receivables:
     Future policy benefits                       13,752,819      13,540,413
     Unpaid policy claims and benefits               257,160         733,524
     Paid policy claims and benefits                 345,787         127,964
Other accounts and notes receivable                1,139,054       1,246,367
Cost of insurance acquired                        46,808,869      49,331,201
Deferred policy acquisition costs                 11,678,042      11,436,728
Value of agency force acquired                     6,324,513       6,485,733
Costs in excess of net assets purchased,
    less accumulated amortization                  5,579,492       5,661,462
Other assets                                       1,764,664       1,555,986
          Total assets                        $  356,359,721  $  356,392,695


LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
    Future policy benefits                    $  245,407,402  $  243,044,963
    Policy claims and benefits payable             1,981,696       3,110,378
    Other policyholder funds                       2,994,836       3,004,655
    Dividend and endowment accumulations          13,361,740      12,636,949
Income taxes payable:
     Current                                          54,066         215,944
     Deferred                                     17,127,527      17,762,408
Notes payable                                     20,094,432      21,447,428
Other liabilities                                  4,749,126       5,009,637
         Total liabilities                       305,770,825     306,232,362
Minority interests in consolidated subsidiaries   31,317,215      31,138,077


Shareholders' equity:
Common stock - no par value, stated value $.02
   per share.  Authorized  35,000,000 shares -
   18,700,935 and 18,675,935 shares issued
   after deducting treasury shares of 423,840
   and 423,840                                       374,019        373,519
Additional paid-in capital                        18,301,972     18,288,411
Unrealized depreciation of investments
   held for sale                                     (79,910)        (1,499)
Retained earnings                                    675,600        361,825
         Total shareholders' equity               19,271,681     19,022,256
         Total liabilities and
           shareholders' equity               $  356,359,721  $ 356,392,695

                             See accompanying notes.
                                        3

                                 UNITED TRUST, INC.
                                  AND SUBSIDIARIES
                        Consolidated Statements of Operations



                                Three Months Ended          Six Months Ended
                               June 30,     June 30,      June 30,    June 30,
                                 1996         1995          1996        1995

Revenues:

    Premium income         $ 8,749,389  $ 9,294,974   $17,677,871  $19,117,662
    Reinsurance premium     (1,072,667)  (1,314,929)   (2,363,646)  (2,434,285)
    Other considerations       876,639      833,667     1,762,138    1,627,323
    Other considerations
     paid to reinsurers        (39,186)     (47,908)      (80,677)     (99,674)
    Net investment income    3,890,127    3,843,518     7,863,476    7,693,679
    Net realized investment
     gains (losses)           (270,916)     (61,239)     (282,947)       7,268
    Other income               322,489      385,287       749,800      715,868
                            12,455,875   12,933,370     25,326,015  26,627,841


Benefits and other expenses:

Benefits, claims and settlement expenses:
   Life                      6,111,321    8,933,564     11,221,641  15,671,639
   Reinsurance benefits
     and claims               (536,079)  (1,438,270)      (776,044) (1,654,816)
   Annuity                     442,054      522,337        888,947     951,157
   Dividends to
     policyholders           1,066,507    1,096,302      2,278,019   2,243,783
   Commissions and amortization
     of deferred policy
     acquisition costs         924,174    1,960,458      2,086,024   3,516,984
   Amortization of cost of
     insurance acquired      1,245,318      675,860      2,522,332   1,345,897
   Amortization of agency
     force                      80,610      168,902        161,220     338,557
   Operating expenses        2,851,752    2,492,689      6,299,081   5,696,906
   Interest expense            407,416      460,889        853,608     953,061
                            12,593,073   14,872,731     25,534,828  29,063,168

Income (loss) before income
  taxes, minority interest
  and equity in earnings
  of investees               (137,198)   (1,939,361)     (208,813)  (2,435,327)

Credit for income taxes        95,563       324,218       672,660    1,026,169
Minority interest in (income)
  loss of consolidated
  subsidiaries                 35,486     1,082,694      (235,657)   1,014,968
Equity in earnings (loss)
  of investees                 15,187      (157,153)       85,585     (116,368)
Net income (loss)          $    9,038  $   (689,602)  $   313,775  $  (510,558)




Net income (loss)
  per common share               0.00         (0.04)  $      0.02  $    (0.03)

Average common
   shares outstanding      18,700,935    18,685,935    18,689,195   18,680,963



                              See accompanying notes.
                                        4

                                UNITED TRUST, INC.
                                 AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows

                                                        June 30,      June 30,
                                                          1996          1995

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
  Net income (loss)                                 $    313,775   $  (510,558)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities
   net of changes in assets and liabilities resulting
   from the sales and purchases of subsidiaries:
     Charges for mortality and administration of
       universal life and annuity products            (5,133,997)   (4,891,143)
     Change in policy liabilities and accruals          (505,843)    4,269,592
     Change in reinsurance receivables                    46,135    (1,080,983)
     Change in indebtedness of affiliates, net             3,107        (6,464)
     Minority interest                                   235,657    (1,014,968)
     Equity in earnings of investees                     (85,585)      116,368
     Change in accrued investment income                 (27,307)      (81,612)
     Depreciation                                        263,946       286,136
     Change in income taxes payable                     (796,759)   (1,058,169)
     Net realized investment (gains)losses               282,947        (7,268)
     Policy acquisition costs deferred                  (977,000)   (1,363,000)
     Amortization of deferred policy
       acquisition costs                               1,218,314     1,507,126
     Amortization of cost of insurance acquired        2,522,332     1,345,897
     Amortization of value of agency force               161,220       338,557
     Amortization of costs in excess of net
       assets purchased                                   81,970       138,047
     Change in other assets and liabilities, net        (505,656)   (1,959,773)
Net cash used in operating activities                 (2,902,744)   (3,972,215)

Cash flows from investing activities:
  Proceeds from investments sold and matured:
     Fixed maturities held for sale matured              500,583       101,849
     Fixed maturities sold                                     0             0
     Fixed maturities matured                         15,982,534     5,163,959
     Equity securities                                     8,990       104,260
     Mortgage loans                                    1,086,205     1,371,424
     Real estate                                       2,225,127       485,169
     Policy loans                                      2,177,694     2,312,670
     Short term                                          400,000       200,000
Total proceeds from investments sold and matured      22,381,133     9,739,331

  Cost of investments acquired:
     Fixed maturities held for sale                            0             0
     Fixed maturities                                (18,713,187)   (8,244,414)
     Fixed maturities matured                                  0    (1,000,000)
     Mortgage loans                                     (119,924)     (332,454)
     Real estate                                        (385,147)     (531,435)
     Policy loans                                     (2,262,305)   (2,148,796)
     Short term                                         (300,000)     (100,000)
Total cost of investments acquired                   (21,780,563)  (12,357,099)
Net cash provided by (used in) investing activities      600,570    (2,617,768)

Cash flows from financing activities:
  Policyholder contract deposits                      12,108,411    12,999,801
  Policyholder contract withdrawals                   (8,023,342)   (8,719,786)
  Interest credited to account balances                3,503,500     3,229,599
  Proceeds from issuance of notes payable                400,000             0
  Payments of principal on notes payable              (1,752,996)     (602,908)
    Net cash provided by financing activities          6,235,573     6,906,706
Net increase in cash and cash equivalents              3,933,399       316,723
Cash and cash equivalents at beginning of period      12,528,025    11,697,067
Cash and cash equivalents at end of period         $  16,461,424  $ 12,013,790

                               See accompanying notes
                                          5

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

At June 30, 1996, the parent, significant subsidiaries and affiliates of United Trust, Inc. were as depicted on the following organizational chart.

                            ORGANIZATIONAL CHART
                            AS OF JUNE 30, 1996



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

2.  FIXED MATURITIES

As of June 30, 1996, fixed maturities and fixed maturities held for sale represented 81% of total invested assets. As prescribed by the various state insurance department statutes and regulations, the insurance companies' investment portfolio is required to be invested primarily in investment grade securities to provide ample protection for policyholders. The liabilities of the insurance companies are predominantly long term in nature and therefore, the companies invest primarily in long term fixed maturity investments. The Company has analyzed its fixed maturities portfolio and reclassified those securities expected to be sold prior to maturity as investments held for sale. The investments held for sale are carried at market. Management has the intent and ability to hold its fixed maturity portfolio to maturity and as such carries these securities at amortized cost. As of June 30, 1996, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.


3.  MORTGAGE LOANS AND REAL ESTATE

The Company holds approximately $12,925,000 in mortgage loans and $15,174,000 in real estate holdings which represent 5% and 6% of total invested assets of the Company, respectively. All mortgage loans held by the Company are first position loans. The Company has $948,000 in mortgage loans net of a $10,000 reserve allowance, which are in default or in the process of foreclosure representing approximately 7% of the total portfolio.

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

The following tables show the distribution of mortgage loans and real estate by type.


         MORTGAGE LOANS                AMOUNT            % OF TOTAL
            FHA/VA                 $    739,000              6%
            Commercial             $  3,178,133             24%
            Residential            $  9,008,348             70%


           REAL ESTATE                 AMOUNT           % OF TOTAL
        Home Office                $  2,961,920             20%
        Commercial                 $  2,508,856             17%
        Residential development    $  5,856,127             38%
        Foreclosed real estate     $  3,846,947             25%


4.  NOTES PAYABLE

At June 30, 1996,  the Company has $20,094,000 in  notes payable.
Notes payable is comprised of the following components:


   Senior debt                             $  8,900,000
   Subordinated 10 yr. notes                  6,194,000
   Subordinated 20 yr. notes                  3,830,000
   Other notes payable                        1,150,000
   Encumbrance on real estate                    20,000
                                           $ 20,094,000

On May 8, 1996, FCC refinanced its senior debt of $8,900,000. The refinancing was completed through First of America Bank - Illinois NA and is subject to a credit agreement. The refinanced debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate." The base rate at issuance of the loan was 8.25%, and has remained unchanged through August 8, 1996. Interest is paid quarterly. Principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005.

The credit agreement contains certain covenants with which the Company must comply. These covenants contain provisions common to a loan of this type and include such items as; a minimum consolidated net worth of FCC to be no less than 400% of the outstanding balance of the debt; Statutory capital and surplus of Universal Guaranty Life Insurance Company be maintained at no less than $6,500,000; an earnings covenant requiring the sum of the pre-tax earnings of Universal Guaranty Life Insurance Company and its subsidiaries (based on Statutory Accounting Practices) and the after-tax earnings plus non-cash charges of FCC (based on parent only GAAP practices) shall not be less than two hundred percent (200%) of the Company's interest expense on all of its debt service. The Company is in compliance with all of the covenants of the agreement and does not foresee any problem in maintaining compliance in the future.

United Income, Inc. and First Fidelity Mortgage Company through an assignment from United Trust, Inc. owned a participating interest of $300,000 and $700,000 respectively of the previous senior debt. At the date of refinance, these obligations were converted from participations of senior debt to promissory notes. These notes bear interest at the rate of 1% above the variable per annum rate of interest most recently published by the Wall Street Journal as the prime rate. Interest is payable quarterly with principal due at maturity on May 8, 2006.

In February 1996, FCC borrowed $150,000 from an affiliate to provide additional cash for liquidity. The note bears interest at the rate of 1% over prime as published in the Wall Street Journal, with interest payments due quarterly and principal due upon maturity of the note on June 1, 1999.

The subordinated debt was incurred June 16, 1992 as a part of the acquisition of Commonwealth Industries Corporation. The 10 year notes bear interest at the rate of 7 1/2% per annum, payable semi-annually beginning December 16, 1992. These notes provide for principal payments equal to 1/20th of the principal balance due with each interest installment beginning June 16, 1997, with a final payment due June 16, 2002. The 20 year notes bear interest at the rate of 8 1/2% per annum, payable semi-annually beginning December 16, 1992, with a lump sum principal payment due June 16, 2012.

Scheduled principal reductions on the Company's debt for the next five years are as follows:

            Year                      Amount

            1996                  $          0
            1997                     1,537,000
            1998                     1,537,000
            1999                     1,687,000
            2000                     1,537,000


5.  COMMITMENTS AND CONTINGENCIES

During the third quarter of 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. These policies had a face amount of $22,700,000 and
represent  1/2 of  1% of  the insurance  in force.   Management's
analysis indicates that the expected death claims on the business in force to be adequately covered by the mortality assumptions inherent in the calculation of statutory reserves. Nevertheless, management has determined it is in the best interest of the Company to repurchase as many of the policies as possible. As of June 30, 1996, there remained approximately $5,700,000 of the original face amount
which have not been  settled.   The  Company  will  continue  its
efforts  to repurchase as many of  the policies as  possible  and
regularly   apprise  the  Ohio  Department of Insurance regarding
the status of this situation. Through June 30, 1996, the Company spent a total of $3,358,000 for the repurchase of these policies and for the defense of related litigation.

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

In addition to the defamation count, Mr. Freeman alleges that UG also breached a contract by failing to pay his commissions for policies issued. Mr. Freeman claims unpaid commissions of $65,000. In the libel claim, Mr. Freeman claims compensatory damages of over $5,000,000, punitive damages of over $3,000,000, costs, and litigation expenses. The other plaintiffs request the award of unspecified compensatory damages and punitive (or special) damages as well as costs and attorney's fees. UG has filed Answers to all of these suits asserting various defenses and, where appropriate, counterclaims. The Freeman suit went to trial in April 1996. The jury awarded Mr. Freeman $365,000 in general damages and $700,000 in punitive damages. In May 1996, UG filed an appeal. The Company believes the ultimate settlement of these lawsuits will not have a material impact on the financial statements and intends to defend these suits vigorously.

Jeffrey  Ploskonka,  Keith Bohn  and  Paul  Phinney v.  Universal
Guaranty  Life Insurance  Company (Circuit  Court of  the Seventh
Judicial Circuit Sangamon County, Illinois Case No.:  95-L-0213)

On March 9, 1995 a lawsuit was filed against Universal Guaranty Life Insurance Company on behalf of three insureds and a potential class of other insureds. The Plaintiffs allege that UG violated the insurance contract in attempting to cancel life insurance contracts. Additionally, the Plaintiffs assert violations of Illinois law alleging vexations and unreasonable insurance practices, breach of duty of good faith and fair dealing, and that Illinois consumer fraud laws have been violated. The Plaintiffs seek unspecified compensatory damages, injunctive relief, attorneys' fees, statutory damages in an amount up to $25,000.00, punitive damages of $1,000,000.00, and other equitable relief. UG filed an Answer to this lawsuit in May 1995, asserting various defenses and reserving the right to assert counterclaims. UG has also filed motions to dismiss certain allegations and claims made in the lawsuit. UG believes it has no liability to any of the plaintiffs, or other potential class members, and intends to defend the lawsuit vigorously. In June 1995, the court conditionally certified a class of non-settling insureds. This suit is currently in the discovery stage, with a trial date set for late October.

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


LIQUIDITY AND CAPITAL RESOURCES:

The Company and its consolidated subsidiaries have three principal needs for cash - the insurance company's contractual obligations to policyholders, the payment of operating expenses and servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 4.6% and 3.5% as of June 30, 1996, and December 31, 1995, respectively. Fixed maturities as a percentage of total invested assets were 79% and 78% as of June 30, 1996 and December 31, 1995, respectively. Fixed maturities increased slightly in 1996 compared to 1995.

The Company holds approximately $325,000 in short term investments with fixed maturities of $7,222,000 maturing in one year and $95,648,000 maturing in two to five years, which in the opinion of management is sufficient to meet the Company's cash requirements.

Consolidated   operating  activities  of   the  Company  produced
negative cash flows of ($2,903,000) and $(3,972,000) in second quarter of 1996 and 1995, respectively. The net cash used in operating activities plus interest credited to account balances and net policyholder contract deposits after the payment of policyholder withdrawals, equalled $4,686,000 in second quarter of 1996 and $3,537,000 in second quarter of 1995. Management believes this measurement of cash flows more accurately indicates the performance of the Company's insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities.

Cash provided by (used in) investing activities was $601,000 and ($2,618,000) for second quarter of 1996 and 1995, respectively. The most significant aspect of investing activities is the fixed maturity transactions. Fixed maturities account for 86% and 67% of the total cost of investments acquired in second quarter of 1996 and 1995, respectively. The Company has not directed its investable funds to so-called "junk bonds" or derivative investments. Real estate sold increased significantly when comparing second quarter of 1996 to second quarter of 1995. Approximately $1,500,000 of real estate sold during 1996, is the result of two properties that were originally acquired by satisfaction of debt. The sale of the two properties produced a net realized loss of $200,000. Management believes investing the proceeds received from the sale of the two properties will improve future investment returns.

Net  cash provided  by  financing activities  was $6,236,000  and
$6,907,000 for second quarter of 1996 and 1995, respectively. Policyholder contract deposits decreased 7% in second quarter of 1996 compared to second quarter of 1995. The decrease between 1996 and 1995 is due to the decline in first year premium production. Policyholder contract withdrawals has decreased 8% in second quarter of 1996 compared to second quarter of 1995. The decrease in 1996 is not attributable to any one significant event. Factors that contribute to the decrease are the fluctuation of interest rates, competition and other economic factors. The Company's current marketing strategy and product portfolio is directly structured to conserve the existing customer base and at the same time increase the customer base through new policy production.

Interest credited to account balances increased 8% in second quarter of 1996 compared to second quarter of 1995. The increase in 1996 is due to the larger account balances from continued sales of UL products. Insurance products that are marketed currently are crediting between 5.5% and 6% interest. On May 1,

1996, the Company reduced the crediting rate from 6% to 5.5% on the "UL90A" product as well as other less significant plans. The reduction in interest rates was due to the Company's analysis of interest spreads between investment portfolio yield and product crediting rates. It takes approximately one year to fully realize a change in credited rates since a change becomes effective on each policy's next anniversary.

The payment of cash dividends to shareholders is not legally restricted. At June 30, 1996, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. UTI does not have significant day to day operations of its own. Cash requirements of UTI primarily relate to the payment of expenses related to maintaining the Company as a corporation in good standing with the various regulatory bodies which govern corporations in the jurisdictions where the Company does business. UTI is able to meet its cash needs through its management agreement with UII and its income received on invested assets and cash balances. Insurance company dividend payments are regulated by the state insurance department where the company is domiciled. UG's dividend limitations are described below.

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

On May 8, 1996, FCC refinanced its senior debt of $8,900,000. The refinancing was completed through First of America Bank - Illinois NA. The Company's senior debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate." Interest is paid quarterly. Principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005.

Management believes the overall sources of liquidity available will be sufficient to satisfy its financial obligations.


RESULTS OF OPERATIONS

YEAR-TO-DATE 1996 COMPARED TO 1995:

(a)  REVENUES

Total revenue decreased 5% when comparing the first six months of 1996 to the first six months of 1995.

Premium income, net of reinsurance premium, decreased 8% when comparing the first six months of 1996 to the same period one year ago. The decrease is primarily attributed to the reduction in new business production and the change in products marketed. In 1995, the Company has streamlined the product portfolio, as well as restructured the marketing force. The decrease in first year premium production is directly related to the Company's change in distribution systems. The Company has changed its focus from primarily a broker agency distribution system to a captive agent system. Business written by the broker agency force in recent years did not meet Company expectations. With the change in focus of distribution systems, most of the broker agents were terminated.

The change in marketing strategy from traditional life insurance products to universal life insurance products had a significant impact on new business production. As a result of the change in marketing strategy the agency force went through a restructure and retraining process. Cash collected from the universal life and interest sensitive products contribute only the risk charge to premium income; however, traditional insurance products contribute all monies received to premium income. One factor that has had a positive impact on premium income is the improvement of persistency. Persistency is a measure of insurance in force retained in relation to the previous year.

Other considerations, net of reinsurance, increased 10% compared to one year ago. Other considerations consists of administrative charges on universal life and interest sensitive life insurance products. The insurance in force relating to these types of products continues to increase as marketing efforts are focused on universal life insurance products.

Net investment income increased 2% when comparing the first six months of 1996 to the first six months of 1995. The Company's investments are generally managed to match related insurance and policyholder liabilities. The Company, in conjunction with the decrease in average yield of the Company's fixed maturity portfolio, has decreased the average crediting rate for the insurance and investment products. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, the Company's primary product. The Company monitors investment yields, and when necessary takes action to adjust credited interest rates on its insurance products to preserve targeted spreads. Over 60% of the insurance and investment product reserves are crediting 5% or less in interest and 39% of the insurance and investment product reserves are crediting 5.25% to 6% in interest. It is expected that the monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on insurance policies the Company has in force and will write in the future.


(b)  EXPENSES

Total expenses decreased 12% when comparing the first six months of 1996 to the same period one year ago.

Life benefits, net of reinsurance benefits and claims, decreased 24% when comparing the first six months of 1996 to the same period one year ago. The decrease is primarily due to the decrease in mortality. Mortality decreased approximately $1,100,000 in the first six months of 1996 when compared to 1995. The decrease can also be attributed to the decrease in first year premium production. Another factor that has caused life benefits to decrease is that during 1994, the Company lowered its crediting rates on interest sensitive products in response to financial market conditions. This action will facilitate the appropriate spreads between investment returns and credited interest rates. It takes approximately one year to fully realize a change in credited rates since a change becomes effective on each policy's next anniversary. Please refer to discussion of net investment income for analysis of interest spreads.

Dividends to policyholders increased slightly when comparing the first six months of 1996 to the first six months of 1995. USA continued to market participating policies through most of 1994. Management expects dividends to policyholders will continue to increase in the future. However, a decrease in the dividend scales on certain products was approved by the Board of Directors in late 1995. A significant portion of the insurance in force is participating insurance. A significant portion of the participating business is relatively newer business, and the dividend scale for participating policies increases in the early durations. The dividend scale is subject to approval of the Board of Directors and may be changed at their discretion. The Company has discontinued its marketing of participating policies.

Commissions and amortization of deferred policy acquisition costs decreased 41% in the first six months of 1996 when compared to the same period one year ago. The Company revised its portfolio of products as previously discussed in premium income. These new products pay lower first year commissions than the products sold in prior periods. Also, the Company benefited from improved persistency.

Amortization of cost of insurance acquired increased significantly in first six months of 1996 compared to the same period one year ago. Cost of insurance acquired is amortized in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The Company did not have any charge-offs during the periods covered by this report. The increase in amortization during the current period is a normal fluctuation due to the expected future profits. Amortization of cost of insurance acquired is particularly sensitive to changes in persistency of certain blocks of insurance in force.

Operating expenses increased 11% in the first six months of 1996 when compared to the same period one year ago. The increase was caused by several factors. The primary factor for the increase in operating expenses is due to the decrease in production. The decrease in production was discussed in the analysis of premium income. As such, the Company was positioned to handle significantly more first year production than was produced by the agency force. The difference between the policy acquisition costs deferred in the first six months of 1996 compared to the same period one year ago, effected the increase in operating expenses.

Another factor that caused the increase in operating expenses is directly related to increased legal costs. During the third quarter of 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. These policies had a face amount of $22,700,000 and represent 1/2 of 1% of the insurance in force of the Company. As of June 30, 1996, there remained approximately $5,700,000 of the original face amount which have not been settled. The Company will continue its efforts to repurchase as many of the policies as possible and regularly apprise the Ohio Department of Insurance regarding the status of this situation. The Company incurred legal costs of $453,000 and $429,000 in the first six months of 1996 and the first six months of 1995, respectively, for the legal defense of related litigation.

Interest expense decreased 10% in the first six months of 1996 compared to the first six months of 1995. Since December 31, 1995, notes payable has decreased $1,353,000 which has provided the decrease in interest expense during 1996. Additionally, the interest rate charged on the senior debt following the restructure is slightly lower than on the previous debt.


(c)  NET INCOME

The Company had  net income of $314,000 for  the first six months of 1996  compared to a net  loss of ($511,000) for  the first six
months of 1995.   The  improvement in results  can be  attributed
primarily to the decrease in life benefits.


SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995:

(a)  REVENUES

Total revenue decreased 4% when comparing second quarter of 1996 to second quarter of 1995.

Premium income, net of reinsurance premium, decreased 4% when comparing second quarter of 1996 to second quarter of 1995. The decrease is primarily attributed to the reduction in new business production and the change in products marketed. In 1995, the Company streamlined the product portfolio, as well as restructured the marketing force. The decrease in first year premium production is directly related to the Company's change in distribution systems. The Company has changed its focus from primarily a broker agency distribution system to a captive agent system. Business written by the broker agency force in recent years did not meet Company expectations. With the change in focus of distribution systems, most of the broker agents were terminated.

The change in marketing strategy from traditional life insurance products to universal life insurance products had a significant impact on new business production. As a result of the change in marketing strategy the agency force went through a restructure and retraining process. Cash collected from the universal life and interest sensitive products contribute only the risk charge to premium income; however, traditional insurance products contribute all monies received to premium income. One factor that has had a positive impact on premium income is the improvement of persistency. Persistency is a measure of insurance in force retained in relation to the previous year.

Other considerations, net of reinsurance, increased 7% compared to one year ago. Other considerations consists of administrative charges on universal life and interest sensitive life insurance products. The insurance in force relating to these types of products continues to increase as marketing efforts are focused on universal life insurance products.

Net investment income increased slightly when comparing second quarter of 1996 to second quarter of 1995. The Company's investments are generally managed to match related insurance and policyholder liabilities. The Company, in conjunction with the decrease in average yield of the Company's fixed maturity portfolio has decreased the average crediting rate for the insurance and investment products. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, the Company's primary product. The Company monitors investment yields, and when necessary takes action to adjust credited interest rates on its insurance products to preserve targeted spreads. Over 60% of the insurance and investment product reserves are crediting 5% or less in interest and 39% of the insurance and investment product reserves are crediting 5.25% to 6% in interest. It is expected that the monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on insurance policies the Company has in force and will write in the future.


(b)  EXPENSES

Total expenses decreased 15% when comparing second quarter of 1996 to second quarter of 1995.

Life benefits, net of reinsurance benefits and claims, decreased 25% when comparing second quarter of 1996 to the same period one year ago. The decrease is primarily due to the decrease in mortality. Mortality decreased approximately $781,000 in the second quarter of 1996 when compared to the second quarter of 1995. The decrease can also be attributed to the decrease in first year premium production. Another factor that has caused life benefits to decrease is that during 1994, the Company lowered its crediting rates on interest sensitive products in response to financial market conditions. This action will facilitate the appropriate spreads between investment returns and credited interest rates. It takes approximately one year to fully realize a change in credited rates since a change becomes effective on each policy's next anniversary. Please refer to discussion of net investment income for analysis of interest spreads.

Dividends to policyholders decreased slightly when comparing second quarter of 1996 to second quarter of 1995. The decrease in dividends to policyholders is due to a decrease in the dividend scales on certain products, approved by the Board of Directors, in late 1995. A significant portion of the insurance in force is participating insurance. A significant portion of the participating business is relatively newer business, and the dividend scale for participating policies increases in the early durations. The dividend scale is subject to approval of the Board of Directors and may be changed at their discretion. The Company has discontinued its marketing of participating policies.

Commissions and amortization of deferred policy acquisition costs decreased 53% in second quarter of 1996 compared to second quarter of 1995. The Company revised its portfolio of products as previously discussed in premium income. These new products pay lower first year commissions than the products sold in prior periods. Also, the Company benefited from improved persistency.

Amortization of cost of insurance acquired increased significantly in second quarter of 1996 compared to second quarter of 1995. Cost of insurance acquired is amortized in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The Company did not have any charge-offs during the periods covered by this report. The increase in amortization during the current period is a normal fluctuation due to the expected future profits. Amortization of cost of insurance acquired is particularly sensitive to changes in persistency of certain blocks of insurance in force.

Operating expenses increased 14% in second quarter of 1996 compared to second quarter of 1995. The increase was caused by several factors. The primary factor for the increase in operating expenses is due to the decrease in production. The decrease in production was discussed in the analysis of premium income. As such, the Company was positioned to handle significantly more first year production than was produced. The difference between the policy acquisition costs deferred in second quarter of 1996 compared to the same period one year ago, effected the increase in operating expenses.

Another factor that caused the increase in operating expenses is directly related to increased legal costs. During the third quarter of 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. These policies had a face amount of $22,700,000 and represent 1/2 of 1% of the insurance in force of the Company. As of June 30, 1996, there remained approximately $5,700,000 of the original face amount which have not been settled. The Company will continue its efforts to repurchase as many of the policies as possible and regularly apprise the Ohio Department of Insurance regarding the status of this situation. The Company incurred legal costs of $371,000 and $227,000 in second quarter of 1996 and second quarter of 1995, respectively, for the legal defense of related litigation.


(c)  NET INCOME

The Company had net income of $9,000 in second quarter of 1996 compared to a net loss of ($690,000) in second quarter of 1995.
The improvement in results can be attributed primarily to the decrease in life benefits.


FINANCIAL CONDITION

(a)  ASSETS

At June 30, 1996 and December 31, 1995, cash and invested assets represented approximately 73% of consolidated assets. Cash and cash equivalents increased 31% when comparing June 30, 1996 to December 31, 1995. The increase in cash and cash equivalents is a temporary fluctuation and it is anticipated that future cash balances will return to levels similar to December 31, 1995. As of June 30, 1996 and December 31, 1995, fixed maturities represented 74% of total invested assets and cash.

By insurance statute, the majority of the Company's investment portfolio is required to be invested in investment grade securities to provide ample protection to policyholders. The liabilities are predominantly long term in nature and therefore, the Company invests in long term fixed maturity investments which are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or "junk bonds". As of June 30, 1996, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities it may sell and classified them as"investments held for
sale".    Investments held  for  sale are carried at market.

The Company's fixed maturity securities include mortgage-backed bonds of $19,415,000 and $21,415,000 at June 30, 1996 and
December 31, 1995, respectively. The mortgage-backed bonds are subject to risks associated with variable prepayments of the underlying mortgage loans. Prepayments cause those securities to have different actual maturities than that expected at the time of purchase. Prepayment of mortgage backed securities with an amortized cost greater than par will incur a reduction in yield or loss. Those securities that have an amortized cost less than par will generate an increase in yield or gain. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative interest rate sensitivity of the underlying mortgages backing the assets and the repayment priority of the securities in the overall securitization structure.

The Company limits its credit risk by purchasing securities backed by stable collateral and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed bonds (i.e., mortgage-backed bonds structured to share in residual cash flows or which cover only interest payments). At June 30, 1996, the Company does not have a significant amount of higher-risk mortgage-backed bonds. There are negligible default risks in the Company's mortgage-backed bond portfolio as a whole. The vast majority of the assets are either guaranteed by U.S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

Mortgage loans decreased 7% in second quarter of 1996 as compared to December 31, 1995. The Company is not actively seeking new mortgage loans, and the decrease is due to early pay-offs from mortgagee's seeking refinancing at lower interest rates. All mortgage loans held by the Company are first position loans. The Company has $948,000 in mortgage loans, net of a $10,000 reserve allowance, which are in default or in the process of foreclosure, this represents approximately 7% of the total portfolio.

Investment real estate and real estate acquired in satisfaction of debt decreased 12% in second quarter of 1996 compared to December 31, 1995. The decrease is primarily due to the sale of two commercial properties.

Policy loans increased slightly in second quarter of 1996 compared to December 31, 1995. There is no single event that caused policy loans to increase. Industry experience for policy loans indicates few policy loans are ever repaid by the policyholder other than through termination of the policy.
Policy loans are systematically reviewed to ensure that no individual policy loan exceeds the underlying cash value of the policy. Policy loans will generally increase due to new loans and interest compounding on existing policy loans.

Cost of insurance acquired and cost in excess of net assets purchased decreased 5% in second quarter of 1996 compared to December 31, 1995. The decrease is directly attributed to normal amortization during the period. The Company did not recognize any impairments during the period.

Deferred policy acquisition costs increased slightly in second quarter of 1996 compared to December 31, 1995. The Company anticipates similar increases in the future due to continued marketing efforts by the Company's agency force. The Company did not recognize any impairments during the period.

(b)  LIABILITIES

Total liabilities decreased slightly in second quarter of 1996 compared to December 31, 1995. Future policy benefits increased less than 1% in second quarter of 1996 and represented 80% of total liabilities at June 30, 1996. Management expects future policy benefits to increase in the future due to the aging of the volume of insurance in force and continued production by the Company's sales force.

Policy claims and benefits payable decreased 36% in second quarter of 1996 compared to December 31, 1995. There is no single event that caused this item to decrease. Policy claims vary from period to period and therefore, fluctuations in this liability are to be expected and are not considered unusual by management.

Dividend and endowment accumulations increased 6% in second quarter of 1996 compared to December 31, 1995. The increase is attributed to the significant amount of participating business the Company has in force. There are generally four options a policyholder can select to pay policy dividends. Over 47% of all dividends paid were put on deposit to accumulate with interest. Accordingly, management expects this liability to increase in the future.

Income taxes payable decreased 4% in the aggregate in second quarter of 1996 compared to December 31, 1995. The change in deferred income taxes payable is attributable to temporary differences between Generally Accepted Accounting Principles ("GAAP") and tax basis.

Notes payable decreased 6% in second quarter of 1996 compared to December 31, 1995. On May 8, 1996, FCC refinanced its senior debt of $8,900,000. The refinancing was completed through First of America Bank - Illinois NA and is subject to a credit agreement. The refinanced debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate." The base rate at issuance of the loan was 8.25%, and has remained unchanged through August 8, 1996. Interest is paid quarterly. Principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. The Company's long term debt is discussed in more detail in Note 4 of the Notes to the Financial Statements.


(c)  SHAREHOLDERS' EQUITY

Total shareholders' equity increased slightly in second quarter of 1996 compared to December 31, 1995. The increase in shareholders' equity is primarily due to net income of $314,000 through second quarter of 1996. The Company experienced $78,000 in unrealized depreciation of investments held for sale through second quarter of 1996.


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

                   PART II.  OTHER INFORMATION


Item 6. Exhibits

     4(a) Term   note  for   $8,900,000  of   First  Commonwealth
          Corporation to  First of America Bank  - Illinois, N.A.
          dated as of May 8, 1996.

     4(b) Credit agreement  dated May  8, 1996, between  First of
          America  Bank -  Illinois, N.A. and  First Commonwealth
          Corporation.

The Company hereby incorporates by reference the exhibits as reflected in the Index to Exhibits of the Company's Form 10-K for the year ended December 31, 1995.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        UNITED TRUST, INC.
                           (Registrant)





Date  August 9, 1996            By /s/ Thomas F. Morrow
                                   Thomas F. Morrow, Chief Operating
                                    Officer, President, Treasurer
                                     and Director






Date  August 9, 1996            By /s/ James E. Melville
                                   James E. Melville, Chief Financial
                                   Officer and Senior Executive Vice
                                    President