Form 10-Q
period 1996-09-30
UNITED TRUST INC /IL/
filed 1996-11-13
CIK 832480

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 30, 1996 Commission File No.0-16867



                            UNITED TRUST, INC.
           (Exact Name of Registrant as specified in its Charter)



                ILLINOIS                          37-1172848
(State or other jurisdiction                   (I.R.S. Employer
incorporation or organization)                Identification No.)



    P.O. BOX 5147, SPRINGFIELD, ILLINOIS            62705
(Address of principal executive offices)          (Zip Code)



Registrant's telephone number including area code:  (217)786-4300


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the SecuritiesExchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has beensubject to such filing requirements for the past 90 days.


       YES      X                                NO


Indicate the number of shares outstanding of each of theRegistrant's classes of common stock, as of the latest practicable date.



                 Shares outstanding at October 31, 1996:
                                 18,700,935
                 Common stock, no par value per share







                             UNITED TRUST, INC.
                              (the "Company")



                                   INDEX





Part I:  Financial Information


         Consolidated Balance Sheets as of September 30, 1996 and
         December 31, 1995                                          3


         Consolidated Statements of Operations for the nine months
         and three months ended September 30, 1996 and 1995         4


         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1996 and 1995                          5


         Notes to Financial Statements                              6

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations              12



Part II: Other Information

         Item 6. Exhibits                                           21

         Signatures                                                 22

                       PART 1.  FINANCIAL INFORMATION
                         Item 1.  Financial Statements
                              UNITED TRUST, INC.
                               AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                   September30,  December 31,
                                                       1996          1995

ASSETS
Investments:
   Fixed maturities at amortized cost
   (market $197,404,996 and$197,006,257)          $197,708,844   $191,074,220
   Investments held for sale:
      Fixed maturities, at market (cost
      $2,507,309 and$3,224,039)                      2,470,934      3,226,175
      Equity securities, at market (cost
      $2,086,159 and$2,181,783)                      1,799,001      1,946,481
   Mortgage loans on real estate at amortized cost  12,721,704     13,891,762
   Investment real estate, at cost, net of
   accumulateddepreciation                          10,787,777     11,978,575
   Real estate acquired in satisfaction of debt,
   at cost net of accumulated depreciation           3,846,946      5,332,413
   Policy loans                                     17,262,173     16,941,359
   Short term investments                              325,000        425,000
                                                   246,922,379    244,815,985

Cash and cash equivalents                           15,196,332     12,528,025
Investment in affiliates                             5,147,273      5,169,596
Accrued investment income                            4,345,787      3,671,842
Reinsurance receivables:
    Future policy benefits                          13,888,853     13,540,413
    Unpaid policy claims and benefits                  993,165        733,524
    Paid policy claims and benefits                    312,776        127,964
Other accounts and notes receivable                  1,154,101      1,246,367
Cost of insurance acquired                          45,887,534     49,331,201
Deferred policy acquisition costs                   11,900,199     11,436,728
Value of agency force acquired                       6,249,176      6,485,733
Costs in excess of net assets purchased,
    less accumulated amortization                    5,537,057      5,661,462
Other assets                                         1,623,845      1,555,986
         TOTAL ASSETS                             $359,158,477   $356,304,826


LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
    Future policy benefits                        $248,569,248   $243,044,963
    Policy claims and benefits payable               3,079,631      3,110,378
    Other policyholder funds                         2,855,563      3,004,655
    Dividend and endowment accumulations            13,668,727     12,636,949
Income taxes payable:
    Current                                             73,640        215,944
    Deferred                                        16,891,596     17,762,408
Notes payable                                       20,073,953     21,447,428
Indebtedness of affiliates, net                         11,272        (87,869)
Other liabilities                                    5,571,375      5,009,637
         TOTAL LIABILITIES                         310,795,005    306,144,493
Minority interests in consolidated subsidiaries     29,994,394     31,138,077


Shareholders' equity:
Common stock - no par value, stated value $.02 per
 share. Authorized 35,000,000 shares - 18,700,935
 and 18,675,935 shares issuedafter deducting
 treasury shares of 423,840 and 423,840 in
 1996 and 1995, respectively                           374,019        373,519
Additional paid-in capital                          18,301,972     18,288,411
Unrealized depreciation of investments held for sale   (89,752)        (1,499)
(Accumulated deficit) retained earnings               (217,161)       361,825
         TOTAL SHAREHOLDERS' EQUITY                 18,369,078     19,022,256
         TOTAL LIABILITIES AND SHAREHOLDERS'
             EQUITY                               $359,158,477   $356,304,826

                            See accompanying notes.
                                      3

                             UNITED TRUST, INC.
                              AND SUBSIDIARIES
                   Consolidated Statements of Operations

                               Three Months Ended      Nine Months Ended
                               Sept. 30, Sept. 30      Sept. 30, Sept. 30
                                 1996      1995           1996     1995
REVENUES:

Premium income           $   7,836,950 $ 8,585,351  $ 25,514,821 $ 27,703,013
Reinsurance premium         (1,303,035) (1,513,299)   (3,666,681)  (3,947,584)
Other considerations           866,137     837,140     2,628,275    2,464,463
Other considerations paid
 to reinsurers                 (51,853)    (40,389)     (132,530)    (140,063)
Net investment income        4,038,831    3,747,069   11,902,307   11,440,748
Realized investment gains
 (losses)                      (37,858)    (115,524)    (320,805)    (108,256)
Other income                   287,442      329,573    1,037,242    1,045,441
                            11,636,614   11,829,921   36,962,629   38,457,762

BENEFITS AND OTHER EXPENSES:

Benefits, claims and settlement expenses:
   Life                      8,319,522    5,322,841   19,541,163   20,994,480
   Reinsurance benefits
   and claims               (1,294,964)    (844,340)  (2,071,008)  (2,499,156)
   Annuity                     398,034      454,355    1,286,981    1,405,512
   Dividends to policyholde    956,118    1,045,939    3,234,137    3,289,722
Commissions and amortization of
   deferred acquisition costs  703,196    1,350,662    2,789,220    4,867,646
Amortization of cost of
   insurance acquired          921,335    1,460,230    3,443,667    2,806,127
Amortization of agency force    75,337      184,718      236,557      523,275
Operating expenses           3,422,654    2,232,938    9,721,735    7,929,844
Interest expense               481,834      502,185    1,335,442    1,455,246
                            13,983,066   11,709,528   39,517,894   40,772,696

Income (loss) before income taxes, minority
   interest and equity in
   earnings of investees    (2,346,452)     120,393   (2,555,265)  (2,314,934)

Credit for income taxes        317,751      214,525      990,411    1,240,694
Minority interest in (income) loss
  of colidated subsidiaries  1,310,454     (175,775)   1,074,797      839,193
Equity in earnings (loss)
  of investees                (174,514)      39,321      (88,929)     (77,047)
Net income (loss)         $   (892,761) $   198,464  $  (578,986)$   (312,094)


Net income (loss) per common
 share                    $    (0.05)   $      0.01  $     (0.03)$      (0.02)

Average common
   shares outstanding      18,700,935     18,695,935   18,693,151  18,686,008

                              See accompanying notes.
                                         4


                                UNITED TRUST, INC.
                                 AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                        September 30,           September 30,
                                           1996                      1995
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net income (loss)                   $    (578,986)      $       (312,094)
   Adjustments to reconcile net income
     (loss) to net cash provided (used)
     by operating activities net of
     changes in assets and liabilities
     resulting from the sales and purchases
     of subsidiaries:
          Charges for mortality and
             administration of universal
             life and annuity products    (7,681,478)            (7,351,824)
          Change in policy liabilities
             and accruals                  2,454,616              2,988,239
          Change in reinsurance receivable    46,135               (523,236)
          Change in indebtedness of
             affiliates, net                 (99,141)               (31,268)
          Minority interest               (1,074,797)              (839,193)
          Equity in earnings of investees     88,929                 77,047
          Change in accrued investment
            income                          (673,945)              (683,740)
          Depreciation                       392,018                419,584
          Change in income taxes payable  (1,013,116)            (1,282,728)
          Net realized investment (gains)
            losses                           320,805                108,256
          Policy acquisition costs
            deferred                      (1,477,000)            (1,862,000)
          Amortization of deferred
            acquisition costs              1,940,471              2,206,189
          Amortization of cost of
            insurance acquired             3,443,667              2,806,127
          Amortization of value of
            agency force                     236,557                523,275
          Amortization of costs in
            excess of net assets purchased   124,405               (114,525)
          Change in other assets and
            liabilities, net                 371,524               (798,571)
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                   (3,179,336)            (4,670,462)

Cash flows from investing activities:
   Proceeds from investments sold and matured:
      Fixed maturities held for sale
           matured                           704,583                101,849
      Fixed maturities sold                        0                      0
      Fixed maturities matured            19,168,548              9,226,009
      Equity securities                        8,990                104,260
      Mortgage loans                       1,858,246              1,917,743
      Real estate                          2,886,187                897,183
      Policy loans                         2,985,381              3,269,380
      Short term                             400,000                200,000
Total proceeds from investments sold
   and matured                            28,011,935             15,716,424

  Cost of investments acquired:
      Fixed maturities held for sale               0                      0
      Fixed maturities                   (26,559,403)           (11,994,414)
      Equity securities                            0             (1,000,000)
      Mortgage loans                        (488,188)              (405,148)
      Real estate                           (837,866)            (1,065,675)
      Policy loans                        (3,334,865)            (3,572,857)
      Short term                            (300,000)              (125,000)
Total cost of investments acquired       (31,520,322)           (18,163,094)
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                    (3,508,387)            (2,446,670)

Cash flows from financing activities:
   Policyholder contract deposits         17,339,900             19,338,007
   Policyholder contract withdrawal      (12,033,894)           (12,551,380)
   Interest credited to account balances   5,423,499              4,962,323
   Proceeds from issuance of note payable    400,000                      0
   Payments of principal on notes payable (1,773,475)              (604,379)
NET CASH PROVIDE BY (USED IN)
  FINANCING ACTIVITIES                     9,356,030             11,144,571
Net increase (decrease) in cash and cash
  equivalents                              2,668,307              4,027,439
Cash and cash equivalents at beginning
  of period                               12,528,025             11,697,067
Cash and cash equivalents at end of
  period                               $  15,196,332          $  15,724,506

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

The information furnished reflects, in the opinion of the Company, all adjustments (which include only normal and recurring accruals)necessary for a fair presentation of the results of operations forthe periods presented. Operating results for interim periods are not necessarily indicative of operating results to be expected for the yearor of the Company's future financial condition.

At September 30, 1996, the parent, significant subsidiaries andaffiliates of United Trust, Inc. were as depicted on the followingorganizational chart.

                          ORGANIZATIONAL CHART
                        AS OF SEPTEMBER 30, 1996

United Trust, Inc. ("UTI") is the ultimate controlling company. UTI owns 53% of the United Trust Group ("UTG") and 30% of United Income, Inc. ("UII"). UII ownes 100% of Universal Guaranty Life Insurance Company ("UG"). UG ownes 100% of United Security Assurance Company ("USA"). USA owns 84% of Appalachian Life Insurance Company ("APPL") and APPL owns 100% of Abraham Lincoln Insurance Company.

2.  FIXED MATURITIES

As of September 30, 1996, fixed maturities and fixed maturities held for sale represented 80% of total invested assets. As prescribed by the various state insurance department statutes and regulations, theinsurance companies' investment portfolio is required to be invested primarily in investment grade securities to provide ample protection forpolicyholders. The liabilities of the insurance companies are predominantlylong term in nature and therefore, the companies invest primarily in longterm fixed maturity investments. The Company has analyzed its fixed maturities portfolio and reclassified those securities expected to be sold prior to maturity as investments held for sale. The investments held for sale are carried at market. Management has the intent and ability to holdits fixed maturity portfolio to maturity and as such carries these securities at amortized cost. As of September 30, 1996, the carrying valueof fixed maturity securities in default as to principal or interest wasimmaterial in the context of consolidated assets or shareholders' equity.


3.  MORTGAGE LOANS AND REAL ESTATE

The Company holds approximately $12,722,000 in mortgage loans and $14,635,000 in real estate holdings which represent 5% and 6%of total invested assets of the Company, respectively. All mortgageloans held by the Company are first position loans. The Company has $651,000in mortgage loans net of a $10,000 reserve allowance, which are in defaultor in the process of foreclosure representing approximately 5% of the total portfolio.

Letters are sent to each mortgagee when the loan becomes 30 days or more delinquent. Loans 90 days or more delinquent are placed on a non-performing status and classified as delinquent loans. Reserves for loan losses on delinquent loans are established based on management's analysis of the loan balances and what is believed to be the realizablevalue of the property should foreclosure take place. Loans are placed on anon-accrual status based on a quarterly case by case analysis of the likelihood of repayment.

The following tables show the distribution of mortgage loans and real estate by type.


             MORTGAGE LOANS                    AMOUNT          % OF TOTAL

             FHA and VA                      $    671,373        5%
             Commercial                      $  3,112,100       25%
             Residential                     $  8,938,231       70%


               REAL ESTATE                     AMOUNT         % OF TOATL

             Home Office                     $  2,910,915        20%
             Commercial                      $  2,715,383        19%
             Residential development         $  5,161,479        35%
             Foreclosed real estate          $  3,846,946        26%

4.  NOTES PAYABLE

At September 30, 1996, the Company has $20,074,000 in notespayable. Notes payable is comprised of the following components:


                Senior debt                            $ 8,900,000
                Subordinated 10 yr. notes                6,194,000
                Subordinated 20 yr. notes                3,830,000
                Other notes payable                      1,150,000
                                                      $ 20,074,000


On May 8, 1996, FCC refinanced its senior debt of $8,900,000. The refinancing was completed through First of America Bank -Illinois NA and is subject to a credit agreement. The refinanced debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time totime as its "base lending rate." The base rate at issuance of the loan was8.25%, and has remained unchanged through November 8, 1996. Interest is paid quarterly. Principal payments of $1,000,000 are due in May ofeach year beginning in 1997, with a final payment due May 8, 2005. On November 8, 1996, the Company prepaid $500,000 of the May 8, 1997 principalpayment.

The credit agreement contains certain covenants with which theCompany must comply. These covenants contain provisions common to a loan ofthis type and include such items as; a minimum consolidated net worth ofFCC to be no less than 400% of the outstanding balance of the debt;Statutory capital and surplus of Universal Guaranty Life Insurance Company be maintained at no less than $6,500,000; an earnings covenant requiring the sumof the pre-tax earnings of Universal Guaranty Life Insurance Company and its subsidiaries (based on Statutory Accounting Practices) and theafter-tax earnings plus non-cash charges of FCC (based on parent only GAAPpractices) shall not be less than two hundred percent (200%) of theCompany's interest expense on all of its debt service. The Company is incompliance with all of the covenants of the agreement and does not foresee any problem in maintaining compliance in the future.

United Income, Inc. and First Fidelity Mortgage Company through an assignment from United Trust, Inc. owned a participatinginterest of $700,000 and $300,000 respectively of the previous seniordebt. At the date of refinance, these obligations were converted fromparticipations of senior debt to promissory notes. These notes bear interest at the rate of 1% above the variable per annum rate of interest most recentlypublished by the Wall Street Journal as the prime rate. Interest is payablequarterly with principal due at maturity on May 8, 2006.

In February 1996, FCC borrowed $150,000 from an affiliate to provide additional cash for liquidity. The note bears interest at therate of 1% over prime as published in the Wall Street Journal, withinterest payments due quarterly and principal due upon maturity of the note on June1, 1999.

The subordinated debt was incurred June 16, 1992 as a part of an acquisition. The 10 year notes bear interest at the rate of 7 1/2% per annum, payable semi-annually beginning December 16, 1992. These notes, except for one $840,000 note, provide for principal payments equal to
1/20th of the principal balance due with each interest installment beginning June 16, 1997, with a final payment due June 16, 2002. The $840,000 note provides for a lump sum principal payment due June16, 2002. The 20 year notes bear interest at the rate of 8 1/2% perannum, payable semi-annually beginning December 16, 1992, with a lump sumprincipal payment due June 16, 2012.

Scheduled principal reductions on the Company's debt for the next five years are as follows:

                  YEAR          AMOUNT

                  1996      $          0
                  1997         1,537,000
                  1998         1,537,000
                  1999         1,687,000
                  2000         1,537,000


5.  COMMITMENTS AND CONTINGENCIES

During the third quarter of 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. These policies had a face amount of $22,700,000 and represented 1/2 of1% of the insurance in force. Management's analysis indicates that the expected death claims on the business in force to be adequatelycovered by the mortality assumptions inherent in the calculation of statutoryreserves. Nevertheless, management determined it was in the bestinterest of the Company to repurchase as many of the policies as possible. AtSeptember 30, 1996, all of the original policies, with a total faceamount of $22,700,000, have been settled with the exception of oneremaining lawsuit with a $100,000 original face amount still to be determined. There remains $4,166,000 of insurance in force from reduced face amount policies issued in certain instances as settlements. UG maintains reserves on these policies in excess of 25% of the face amount of insurance. Through September 30, 1996, the Company spent a total of $4,218,000 for the repurchase of these policies and for the defense of relatedlitigation.

During 1996, the  Company has  been involved in  the following litigation:
Freeman v. Universal Guaranty Life Insurance Company (U.S.D.C.,N.D.Ga, 1994, 1-94-CV-2593-RCF); Armstrong v. Universal Guaranty LifeInsurance Company and James Melville (Circuit Court of Davidson County,Tenn., 1994, 94C3222); Armstrong v. Universal Guaranty Life Insurance Companyand James Melville (Circuit Court of Davidson County, Tenn., 1994,94C3720); Ridings
v. Universal Guaranty Life Insurance Company and James Melville (Circuit Court of Davidson County, Tenn., 1994, 94C3221).

Four general agents of UG filed independent suits against UG inthe latter part of September or early October 1994. Kathy Armstrong(3-94-1085), another general agent, filed her suit on November 16, 1994. All of the suits allege that the plaintiff was libeled by statements made in a letter sent by UG. The letter was sent to persons who had been issued life insurance policies by UG as the result of policy applicationssubmitted by the five agents. Mr. Melville is a defendant in some of thesuits because he signed the letter as president of UG.

In addition to the defamation count, Mr. Freeman allegesthat UG also breached a contract by failing to pay his commissions forpolicies issued. Mr. Freeman claims unpaid commissions of $65,000. In the libelclaim, Mr. Freeman claims compensatory damages of over $5,000,000, punitivedamages of over $3,000,000, costs, and litigation expenses. The other plaintiffs request the award of unspecified compensatory damages and punitive (or special) damages as well as costs and attorney's fees. UGhas filed Answers to all of these suits asserting various defensesand, where appropriate, counterclaims. The Freeman suit went to trial inApril 1996. The jury awarded Mr. Freeman $365,000 in general damages and$700,000 in punitive damages. In May 1996, UG filed an appeal.

Jeffrey Ploskonka, Keith Bohn and Paul Phinney v. Universal Guaranty Life Insurance Company (Circuit Court of the Seventh JudicialCircuit Sangamon County, Illinois Case No.: 95-L-0213)

On March 9, 1995 a lawsuit was filed against Universal Guaranty Life Insurance on behalf of three insureds and a potential classof other insureds. The Plaintiffs allege that UG violated the insurance
contract in attempting  to   cancel  life  insurance  contracts. Additionally,
the Plaintiffs assert violations of Illinois law alleging vexations and unreasonable insurance practices, breach of duty of good faithand fair
dealing, and that  Illinois consumer  fraud laws have  beenviolated.   The
Plaintiffs   seek  unspecified  compensatory  damages, injunctive  relief, attorneys' fees, statutory damages in an amount up to $25,000 punitive damages of $1,000,000 and other equitable relief. UG filed anAnswer to this lawsuit in May 1995, asserting various defenses and reserving the
right  to assert  counterclaims.   UG  has also  filed  motionsto  dismiss
certain allegations and claims made in the lawsuit. In June1995, the court conditionally certified a class of non-settling insureds. This class represents approximately $5,000,000 of insurance in force. UGhas reached
a  tentative settlement of  this suit.   Pending approval of  thecourt, UG
will  issue a  paid up  policy to  each class  member equal  to70%  of the
original face  amount and  pay $600,000  to the class.   The third quarter
financial statements include a charge to the income statement of$1,600,000 to life benefits and $600,000 to general expenses for this tentative settlement.

Universal Guaranty Life Insurance Company v. Fred Boxley (United States District Court, Middle District of Florida, Orlando Division,Civil Action File No. 95-1145-CIV-ORL-19).

On October 9, 1995, UG filed the above named suit seekingrescission of two life insurance policies issued to the Defendant with a total faceamount of $100,000. The claims against the Defendant include fraud, breach of fiduciary duty and material misrepresentation. The Defendanthas filed an Answer and Counterclaims, alleging breach of contract and bad faith. Motions for summary judgment filed by both parties are currently pending. The case is currently scheduled for trial in January 1997.

The Company and its subsidiaries are named as defendants in anumber of legal actions arising primarily from claims made under insurancepolicies. Those actions have been considered in establishing the Company's liabilities. Management and its legal counsel are of the opinion that the settlement of those actions will not have a material adverse effect on the Company's financial position or results of operations.

The number of insurance companies that are under regulatorysupervision has increased, and that increase is expected to result in an increase in assessments by state guarantee funds to cover losses topolicyholders of insolvent or rehabilitated companies. Those mandatoryassessments may be partially recovered through a reduction in future premium taxes in some states. For all assessment notifications received, the Companyhas accrued for those assessments.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The purpose of this section is to discuss and analyze the Company's financial condition, changes in financial condition and results of operations which reflect the performance of the Company. Theinformation in the consolidated financial statements and related notesshould be read in conjunction with this section.


LIQUIDITY AND CAPITAL RESOURCES:

The Company and its consolidated subsidiaries have threeprincipal needs for cash - the insurance company's contractual obligations to policyholders, the payment of operating expenses and servicing ofits long-term debt. Cash and cash equivalents as a percentage of totalassets were 4.2% and 3.5% as of September 30, 1996, and December 31, 1995,
respectively. Fixed maturities as a percentage of totalinvested assets were 80% and 78% as of September 30, 1996 and December 31, 1995, respectively. Fixed maturities increased 3% in 1996 compared to1995.

The Company holds approximately $325,000 in short term investments with fixed maturities of $5,751,000 maturing in one year and $95,222,000 maturing in two to five years, which in the opinion ofmanagement is sufficient to meet the Company's cash requirements.

Consolidated operating activities of the Company produced negative cash flows of ($3,179,000) and ($4,670,000) in third quarter of 1996and 1995, respectively. The net cash used in operating activities plus interest credited to account balances and net policyholder contractdeposits after the payment of policyholder withdrawals, equalled $7,550,000in third quarter of 1996 and $7,078,000 in third quarter of 1995. Management believes this measurement of cash flows more accuratelyindicates the performance of the Company's insurance operations, since reporting regulations require cash inflows and outflows from universal lifeinsurance products to be shown as financing activities.

Consolidated investing activities of the Company produced negative cash flows of ($3,508,000) and ($2,447,000) for third quarter of 1996and 1995, respectively. The most significant aspect of investingactivities is the fixed maturity transactions. Fixed maturities account for 84%and 66% of the total cost of investments acquired in third quarter of 1996and 1995, respectively. The Company has not directed its investablefunds to so-called "junk bonds" or derivative investments. Real estate soldincreased significantly when comparing third quarter of 1996 to third quarter of 1995. Approximately $1,500,000 of real estate sold during 1996, is the result of two properties that were originally acquired by satisfaction of debt. The sale of the two properties produced a netrealized loss of $200,000. Management believes investing the proceeds receivedfrom the sale of the two properties will improve future investmentreturns.

Net cash provided by financing activities was $9,356,000 and $11,145,000 for third quarter of 1996 and 1995, respectively. Policyholder contract deposits decreased 10% in third quarter of 1996 compared tothird quarter of 1995. The decrease is due to the decline in first year premium production. Policyholder contract withdrawals has decreased 4%in third quarter of 1996 compared to third quarter of 1995. The decreasein 1996 is not attributable to any one significant event. Factors thatcontribute to the decrease are the fluctuation of interest rates, competition and other economic factors. The Company's current marketing strategy and product portfolio is directly structured to conserve the existingcustomer base and at the same time increase the customer base through new policyproduction.

Interest credited to account  balances increased 9% inthird  quarter of 1996 compared to third quarter of 1995. The increase in 1996is due to the larger account balances from continued sales of UL products. Insurance products that are marketed currently are crediting between5.5% and 6% interest. On May 1, 1996, the Company reduced the creditingrate from 6% to 5.5% on the "UL90A" product as well as other lesssignificant plans. The reduction in interest rates was due to the Company'sanalysis of interest spreads between investment portfolio yield and productcrediting rates. It takes approximately one year to fully realize achange in credited rates since a change becomes effective on each policy's next anniversary.

The payment of cash dividends to shareholders is not legallyrestricted. At September 30, 1996, substantially all of the consolidatedshareholders equity represents net assets of its subsidiaries. UTI does not have significant day to day operations of its own. Cashrequirements of UTI primarily relate to the payment of expenses related to maintaining the Company as a corporation in good standing with the various regulatory bodies which govern corporations in the jurisdictions where the Company does business. UTI is able to meet its cash needs through itsmanagement agreement with UII and its income received on invested assetsand cash balances. Insurance company dividend payments are regulated by the state insurance department where the company is domiciled. UG's dividend limitations are described below.

Ohio domiciled insurance companies require five days priornotification to the insurance commissioner for the payment of an ordinarydividend. Ordinary dividends are defined as the greater of: a) prior yearstatutory earnings or b) 10% of statutory capital and surplus. For theyear ended December 31, 1995, UG had a statutory gain from operations of$3,197,000. At December 31, 1995, UG's statutory capital and surplus amounted to $7,274,000. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurancecommissioner and are not restricted to a specific calculation.

On May 8, 1996, FCC refinanced its senior debt of $8,900,000. The refinancing was completed through First of America Bank -Illinois NA. The Company's senior debt bears interest at a rate equal to the"base rate" plus nine-sixteenths of one percent. The Base rate isdefined as the floating daily, variable rate of interest determined andannounced by First of America Bank from time to time as its "base lending rate." Interest is paid quarterly. Principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. On November 8, 1996, the Company prepaid $500,000 of the May 1997 principalpayment.

Management believes the overall sources of liquidity available will be sufficient to satisfy its financial obligations.


RESULTS OF OPERATIONS

YEAR-TO-DATE 1996 COMPARED TO 1995:

(a) REVENUES

Total revenue decreased 4% when comparing the first nine monthsof 1996 to the first nine months of 1995.

Premium income, net of reinsurance premium, decreased 8% when comparing the first nine months of 1996 to the same period one year ago. The decrease is primarily attributed to the reduction in new business production and the change in products marketed. In 1995, theCompany has streamlined the product portfolio, as well as restructured themarketing force. The decrease in first year premium production is directly related to the Company's change in distribution systems. The Companyhas changed its focus from primarily a broker agency distribution system toa captive agent system. Business written by the broker agency force inrecent years did not meet Company expectations. With the change in focus of distribution systems, most of the broker agents were terminated.

The change in marketing strategy from traditional lifeinsurance products to universal life insurance products had a significantimpact on new business production. As a result of the change in marketingstrategy the agency force went through a restructure and retrainingprocess. Cash collected from the universal life and interest sensitive products contribute only the risk charge to premium income; however, traditional insurance products contribute all monies received to premiumincome. One factor that has had a positive impact on premium income is theimprovement of persistency. Persistency is a measure of insurance in forceretained in relation to the previous year.

Other considerations, net of reinsurance, increased 7% comparedto one year ago. Other consideratiojns consists of administrative charges on universal
life  and interest  sensitive life  insurance products.   The insurance in
force relating to these types of products continues to increase as marketing efforts are focused on universal life insuranceproducts.

Net investment income increased 4% when comparing the first ninemonths of 1996 to the first nine months of 1995. The Company's investments are generally managed to match related insurance and policyholderliabilities. The Company, in conjunction with the decrease in average yield of the Company's fixed maturity portfolio, has decreased the averagecrediting rate for the insurance and investment products. The comparison of investment return with insurance or investment productcrediting rates establishes an interest spread. The minimum interest spreadbetween earned and credited rates is 1% on the "Century 2000" universal lifeinsurance product, the Company's primary product. The Company monitors investment yields, and when necessary takes action to adjust credited interest rates on its insurance products to preserve targeted spreads. Over 60% of the insurance and investment product reserves are crediting 5%or less in interest and 39% of the insurance and investment product reserves are crediting 5.25% to 6% in interest. It is expected that themonitoring of the interest spreads by management will provide the necessarymargin to adequately provide for associated costs on insurance policiesthe Company has in force and will write in the future.


(b)  EXPENSES

Total expenses decreased 3% when comparing the first nine monthsof 1996 to the same period one year ago.

Life benefits, net of reinsurance benefits and claims, decreased 6% when comparing the first nine months of 1996 to the same period one year ago. The decrease is attributed to the decrease in first year premium. Mortality decreased approximately $176,000 in the first ninemonths of 1996 when compared to 1995. Life benefits was negatively effected by$1,600,000 charge for the tentative settlement of a class action lawsuit. The lawsuit is discussed in detail in Note five of the Notes to the Consolidated Financial Statements.

Dividends to policyholders decreased slightly when comparing thefirst nine months of 1996 to the first nine months of 1995. USA continued to market participating policies through most of 1994. Management expectsdividends to policyholders will continue to increase in the future. However, a decrease in the dividend scales on certain products was approved by the Board of Directors in late 1995. A significant portion of theinsurance in force is participating insurance. A significant portion of the participating business is relatively newer business, and thedividend scale for participating policies increases in the early durations. The dividend scale is  subject to approval of the Board  of
Directors and maybe changed at  their  discretion.   The  Company  has
discontinued  its marketing  of participating policies.

Commissions and amortization of deferred policy acquisition costsdecreased 43% in the first nine months of 1996 when compared to the sameperiod one year ago. The decrease is attributed to two factors. Thedecline in first year premium production and design of products that is currentlymarketed. These new products pay lower first year commissions than theproducts sold in prior periods. Also, the Company benefited from improvedpersistency.

Amortization of cost of insurance acquired increased 23% in first nine months of 1996 compared to the same period one year ago. Cost of insurance acquired is amortized in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The Company did not have any charge-offs during the periods covered by this report. The increase in amortization during the current period is a normal fluctuation due to the expected future profits. Amortization of cost of insurance acquired is particularly sensitive to changes in persistency of certain blocks of insurance in force.

Operating expenses increased 23% in the first nine months of 1996 when compared to the same period one year ago. The increase was caused by several factors. The primary factor for the increase in operating expenses is due to the decrease in production. The decrease in production was discussed in the analysis of premium income. As such, the Company was positioned to handle significantly more first year production than was produced by the agency force. The difference between the policy acquisition costs deferred in the first nine months of 1996 compared to the same period one year ago, effected the increase in operating expenses.

Another factor that caused the increase in operating expenses is directly related to increased legal costs. During the third quarter of 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. As of September 30, 1996, all of the original policies with a total face amount of $22,700,000 have been settled with the exception of one remaining lawsuit with a $100,000 original face amount still to be determined. The Company has reached a tentative settlement with a class of non-settling insureds. Pending approval of the court, UG will issue a paid up policy to each class member equal to 70% of the original face amount and pay $600,000 to the class. The third quarter financial statements include a charge to the income statement of $1,600,000 to life benefits and $600,000 to general expenses for this tentative settlement. The Company incurred legal costs of $711,000 and $596,000 in the first nine months of 1996 and the first nine months of 1995, respectively, for the legal defense of related litigation.

Interest expense decreased 8% in the first nine months of 1996 compared to the first nine months of 1995. Since December 31, 1995, notes payable has decreased $1,373,000 which has provided the decrease in interest expense during 1996. Additionally, the interest rate charged on the senior debt following the restructure is slightly lower than on the previous debt.


(c)  NET INCOME (LOSS)

The Company had a net loss of ($579,000) for the first nine months of 1996 compared to a net loss of ($312,000) for the first nine months of 1995. The net loss for the current period is primarily due to expenses associated with the litigation and settlement of legal matters discussed in operating expenses, life benefits and Note five of the Consolidated Notes to the Financial Statements.

THIRD QUARTER 1996 COMPARED TO THIRD QUARTER 1995:

(a)   REVENUES
Total revenue decreased 2% when comparing third quarter of 1996 to third quarter of 1995.

Premium income, net of reinsurance premium, decreased 8% when comparing third quarter of 1996 to third quarter of 1995. The decrease is primarily attributed to the reduction in new business production and the change in products marketed. In 1995, the Company streamlined the product portfolio, as well as restructured the marketing force. The decrease in first year premium production is directly related to the Company's change in distribution systems. The Company has changed its focus from primarily a broker agency distribution system to a captive agent system. Business written by the broker agency force in recent years did not meet Company expectations. With the change in focus of distribution systems, most of the broker agents were terminated.

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

Other considerations, net of reinsurance, increased 2% compared to one year ago. Other considerations consists of administrative charges on universal life and interest sensitive life insurance products. The insurance in force relating to these types of products continues to increase as marketing efforts are focused on universal life insurance products.

Net investment income increased 8% when comparing third quarter of 1996 to third quarter of 1995. The Company's investments are generally managed to match related insurance and policyholder liabilities. The Company, in conjunction with the decrease in average yield of the Company's fixed maturity portfolio has decreased the average crediting rate for the insurance and investment products. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, the Company's primary product. The Company monitors investment yields, and when necessary takes action to adjust credited interest rates on its insurance products to preserve targeted spreads. Over 60% of the insurance and investment product reserves are crediting 5% or less in interest and 39% of the insurance and investment product reserves are crediting 5.25% to 6% in interest. It is expected that the monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on insurance policies the Company has in force and will write in the future.


(b)  EXPENSES

Total expenses increased 19% when comparing third quarter of 1996 to third quarter of 1995.

Life benefits, net of reinsurance benefits and claims, increased 57% when comparing third quarter of 1996 to the same period one year ago. The increase is primarily the result of two factors. Mortality increased approximately $924,000 in the third quarter of 1996 when compared to the third quarter of 1995. There was no one event or specific occurrence which caused this increase. The other factor is a $1,600,000 charge for the tentative settlement of a class action lawsuit. The lawsuit is discussed in detail in Note five of the Notes to the Consolidated Financial Statements.

Dividends to policyholders decreased 9% when comparing third quarter of 1996 to third quarter of 1995. The decrease in dividends to policyholders is due to a decrease in the dividend scales on certain products, approved by the Board of Directors, in late 1995. A significant portion of the insurance in force is participating insurance. A significant portion of the participating business is relatively newer business, and the dividend scale for participating policies increases in the early durations. The dividend scale is subject to approval of the Board of Directors and may be changed at their discretion. The Company has discontinued its marketing of participating policies.

Commissions and amortization of deferred policy acquisition costs decreased 48% in third quarter of 1996 compared to third quarter of 1995. The decrease is attributed to two factors. The decline in first year premium production and the design of products that are currently marketed. These new products pay lower first year commissions than the products sold in prior periods.

Amortization of cost of insurance acquired decreased 37% in third quarter of 1996 compared to third quarter of 1995. Cost of insurance acquired is amortized in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The Company did not have any charge-offs during the periods covered by this report. The decrease in amortization during the current period is a normal fluctuation due to the expected future profits.
Amortization of cost of insurance acquired is particularly sensitive to changes in persistency of certain blocks of insurance in force.

Operating expenses increased 53% in third quarter of 1996 compared to third quarter of 1995. The increase was caused by several factors. One factor for the increase in operating expenses is due to the decrease in first year premium production. The decrease in production was discussed in the analysis of premium income. As such, the Company was positioned to handle significantly more first year production than was produced by the agency force. The difference between the policy acquisition costs deferred in the first nine months of 1996 compared to the same period one year ago, effected the increase in operating expenses.

Another factor that caused the increase in operating expenses is directly related to increased legal costs. During the third quarter of 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. As of September 30, 1996, all of the original policies with a total face amount of $22,700,000 have been settled with the exception of one remaining lawsuit with a $100,000 original face amount still to be determined. The Company has reached a tentative settlement with a class of non-settling insureds. Pending approval of the court, UG will issue a paid up policy to each class member equal to 70% of the original face amount and pay $600,000 to the class. The third quarter financial statements include a charge to the income statement of $1,600,000 to life benefits and $600,000 to general expenses for this tentative settlement. The Company incurred legal costs of $258,000 and $167,000 in third quarter of 1996 and third quarter of 1995, respectively, for the legal defense of related litigation.


(c)  NET INCOME (LOSS)

The Company had a net loss of ($893,000) in third quarter of 1996 compared to a net income of $198,000 in third quarter of 1995. The net loss for the current period is primarily due to expenses associated with the litigation and settlement of legal matters discussed in operating expenses, life benefits and Note five of the Consolidated Notes to the Financial Statements.

FINANCIAL CONDITION

(a)  ASSETS

At September 30, 1996 cash and invested assets represented approximately 73% of consolidated assets. Cash and cash equivalents increased 21% when comparing September 30, 1996 to December 31, 1995. The increase in cash and cash equivalents is a temporary fluctuation and it is anticipated that future cash balances will return to levels similar to December 31, 1995. As of September 30, 1996 and December 31, 1995, fixed maturities represented 75% and 74% of total invested assets and cash.

By insurance statute, the majority of the Company's investment portfolio is required to be invested in investment grade securities to provide ample protection to policyholders. The liabilities are predominantly long term in nature and therefore, the Company invests in long term fixed maturity investments which are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or "junk bonds". As of September 30, 1996, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities it may sell and classified them as "investments held for sale". Investments held for sale are carried at market.

The Company's fixed maturity securities include mortgage-backed bonds of $18,665,000 and $21,415,000 at September 30, 1996 and December 31, 1995,
respectively. The mortgage-backed bonds are subject to risks associated with variable prepayments of the underlying mortgage loans. Prepayments cause those securities to have different actual maturities than that expected at the time of purchase. Prepayment of mortgage backed securities with an amortized cost greater than par will incur a reduction in yield or loss. Those securities that have an amortized cost less than par will generate an increase in yield or gain. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative interest rate sensitivity of the underlying mortgages backing the assets and the repayment priority of the securities in the overall securitization structure.

The Company limits its credit risk by purchasing securities backed by stable collateral and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed bonds (i.e., mortgage-backed bonds structured to share in residual cash flows or which cover only interest payments). At September 30, 1996, the Company does not have a significant amount of higher-risk mortgage-backed bonds. There are negligible default risks in the Company's mortgage-backed bond portfolio as a whole. The vast majority of the assets are either guaranteed by U.S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

Mortgage loans decreased 8% in third quarter of 1996 as compared to December 31, 1995. The Company is not actively seeking new mortgage loans, and the decrease is due to early pay-offs from mortgagee's seeking refinancing at lower interest rates. All mortgage loans held by the Company are first position loans. The Company has $661,000 in mortgage loans, net of a $10,000 reserve allowance, which are in default or in the process of foreclosure, this represents approximately 5% of the total portfolio.

Investment real estate and real estate acquired in satisfaction of debt decreased 12% in third quarter of 1996 compared to December 31, 1995. The decrease is primarily due to the sale of two commercial properties.

Policy loans increased slightly in third quarter of 1996 compared to December 31, 1995. There is no single event that caused policy loans to increase. Industry experience for policy loans indicates few policy loans are ever repaid by the policyholder other than through termination of the policy. Policy loans are systematically reviewed to ensure that no individual policy loan exceeds the underlying cash value of the policy. Policy loans will generally increase due to new loans and interest compounding on existing policy loans.

Cost of insurance acquired and cost in excess of net assets purchased decreased 6% in third quarter of 1996 compared to December 31, 1995. The decrease is directly attributed to normal amortization during the period. The Company did not recognize any impairments during the period.

Deferred policy acquisition costs increased 4% in third quarter of 1996 compared to December 31, 1995. The Company anticipates similar increases in the future due to continued marketing efforts by the Company's agency force. The Company did not recognize any impairments during the period.


(b)  LIABILITIES

Total liabilities increased slightly in third quarter of 1996 compared to December 31, 1995. Future policy benefits increased 2% in third quarter of 1996 and represented 80% of total liabilities at September 30, 1996. Management expects future policy benefits to increase in the future due to the aging of the volume of insurance in force and continued production by the Company's sales force.

Policy claims and benefits payable decreased slightly in third quarter of 1996 compared to December 31, 1995. There is no single event that caused this item to decrease. Policy claims vary from period to period and therefore, fluctuations in this liability are to be expected and are not considered unusual by management.

Dividend and endowment accumulations increased 8% in third quarter of 1996 compared to December 31, 1995. The increase is attributed to the significant amount of participating business the Company has in force. There are generally four options a policyholder can select to pay policy dividends. Over 47% of all dividends paid were put on deposit to accumulate with interest. Accordingly, management expects this liability to increase in the future.

Income taxes payable decreased 6% in the aggregate in third quarter of 1996 compared to December 31, 1995. The change in deferred income taxes payable is attributable to temporary differences between Generally Accepted Accounting Principles ("GAAP") and tax basis.

Notes payable decreased 6% in third quarter of 1996 compared to December 31, 1995. On May 8, 1996, FCC refinanced its senior debt of $8,900,000. The refinancing was completed through First of America Bank - Illinois NA and is subject to a credit agreement. The refinanced debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate." The base rate at issuance of the loan was 8.25%, and has remained unchanged through August 8, 1996. Interest is paid quarterly. Principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. The Company's long term debt is discussed in more detail in Note 4 of the Notes to the Financial Statements.


(c)  SHAREHOLDERS' EQUITY

Total shareholders' equity decreased 3% in third quarter of 1996 compared to December 31, 1995. The decrease in shareholders' equity is primarily due to the net loss of ($579,000) through third quarter of 1996. The Company experienced $88,000 in unrealized depreciation of investments held for sale through third quarter of 1996.

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

                           PART II.  OTHER INFORMATION


ITEM  6. EXHIBITS

(1)             4(a)     Term note  for  $8,900,000 of  First  Commonwealth
                         Corporation to  First of America  Bank - Illinois,
                         N.A. dated as of May 8, 1996.

(1)             4(b)     Credit  agreement dated May 8, 1996, between First
                         of  America  Bank  -  Illinois,   N.A.  and  First
                         Commonwealth Corporation.


(1)            The Company  hereby incorporates by   reference the exhibits
               as reflected  in the  Index to  Exhibits   of the  Company's
               Form 10-Q for the quarter ended June 30, 1996.

The Company hereby incorporates by reference the exhibits as reflected in the Index to Exhibits of the Company's Form 10-K for the year ended December 31, 1995.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             UNITED TRUST, INC.
                                (Registrant)





Date:  NOVEMBER 6, 1996                      By /s/ Thomas F. Morrow
                                                 Thomas  F.  Morrow,  Chief
                                                 Operating Officer, President,
                                                 Treasurer and Director






Date:  NOVEMBER 6, 1996                      By /s/ James E. Melville
                                                 James  E.  Melville, Chief
                                                 Financial Officer and Senior
                                                 Executive Vice President