Form 10-K
period 1996-12-31
UNITED TRUST INC /IL/
filed 1997-03-27
CIK 832480

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K


             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1996 Commission File Number
0-16867


                           UNITED TRUST, INC.
        (Exact name of registrant as specified in its charter)


                        5250 SOUTH SIXTH STREET
                             P.O. BOX 5147
                        SPRINGFIELD, IL  62705
     (Address of principal executive offices, including zip code)



           ILLINOIS                                   37-1172848
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)


Registrant's telephone number, including area code: (217) 241-6300


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

At March 1, 1997, the Registrant had outstanding 18,700,935 shares of Common Stock, stated value $.02 per share.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's proxy statement for the annual meeting of shareholders to be held during 1997 are incorporated by reference into Part III of this Report.

                                1 OF 69

                                PART 1

ITEM 1.  BUSINESS

United Trust, Inc. (the "Registrant") was incorporated in 1984, under the laws of the State of Illinois to serve as an insurance holding company. At December 31, 1996, significant majority-owned subsidiaries and affiliates of the Registrant were as depicted on the following organizational chart:

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

ITEM 1.  BUSINESS

The Registrant and its subsidiaries (the "Company") operate principally in the individual life insurance business. The primary business of the Company has been the servicing of existing insurance business in force, the solicitation of new insurance business, and the acquisition of other companies in similar lines of business.

United Trust, Inc., ("UTI") was incorporated December 14, 1984, as an Illinois corporation. During the next two and a half years, UTI was engaged in an intrastate public offering of its securities, raising over $12,000,000 net of offering costs. In 1986, UTI formed a life insurance subsidiary and by 1987 began selling life insurance products.

United Income, Inc. ("UII"), an affiliated company, was incorporated on November 2, 1987, as an Ohio corporation. Between March 1988 and August 1990, UII raised a total of approximately $15,000,000 in an intrastate public offering in Ohio. During 1990, UII formed a life insurance subsidiary and began selling life insurance products.

UTI currently owns 30% of the outstanding common stock of UII and accounts for its investment in UII using the equity method.

On February 20, 1992, UTI and UII, formed a joint venture, United Trust Group, Inc., ("UTG"). On June 16, 1992, UTI contributed $2.7 million in cash, an $840,000 promissory note and 100% of the common stock of its wholly owned life insurance subsidiary. UII contributed $7.6 million in cash and 100% of its life insurance subsidiary to UTG. After the contributions of cash, subsidiaries, and the note, UII owns 47% and UTI owns 53% of UTG.

On June 16, 1992, UTG acquired 67% of the outstanding common stock of the now dissolved Commonwealth Industries Corporation, ("CIC") for a purchase price of $15,567,000. Following the acquisition UTI controlled eleven life insurance subsidiaries. The Company has taken several steps to streamline and simplify the corporate structure following the acquisitions.

On December 28, 1992, Universal Guaranty Life Insurance Company ("UG") was the surviving company of a merger with Roosevelt National Life Insurance Company ("RNLIC"), United Trust Assurance Company ("UTAC"), Cimarron Life Insurance Company ("CIM") and Home Security Life
Insurance Company ("HSLIC"). On June 30, 1993, Alliance Life Insurance Company ("ALLI"), a subsidiary of UG, was merged into UG.

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

On July 31, 1994, Investors Trust Assurance Company ("ITAC") was merged into Abraham Lincoln Insurance Company ("ALIC").

On August 15, 1995, the shareholders of CIC, Investors Trust, Inc., ("ITI"), and Universal Guaranty Investment Company, ("UGIC"), all intermediate holding companies within the UTI group, voted to voluntarily liquidate each of the companies and distribute the assets to the shareholders (consisting solely of common stock of their respective subsidiary). As a result, the shareholders of the liquidated companies became shareholders of FCC. Following the liquidations, UTG owns 72% of the outstanding common stock of FCC.

PRODUCTS

The Company's portfolio consists of two universal life insurance products. The primary universal life insurance product is referred to as the "Century 2000". This product was introduced to the marketing force in 1993 and has become the cornerstone of current marketing. This product has a minimum face amount of $25,000 and currently credits 6% interest with a guaranteed rate of 4.5% in the first 20 years and 3% in years 21 and greater. The policy values are subject to a $4.50 monthly policy fee, an administrative load and a premium load of 6.5% in all years. The administrative load and surrender charge are based on the issue age, sex and rating class of the policy. A surrender charge is effective for the first 14 policy years. In general, the surrender charge is very high in the first couple of years and then declines to zero at the end of 14 years. Policy loans are available at 7% interest in advance. The policy's accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan.

The second universal life product referred to as the "UL90A", has a minimum face amount of $25,000. The administrative load is based on the issue age, sex and rating class of the policy. Policy fees vary from $1 per month in the first year to $4 per month in the second and third years and $3 per month each year thereafter. The UL90A currently credits 5.5% interest with a 4.5% guaranteed interest rate. Partial withdrawals, subject to a remaining minimum $500 cash surrender value and a $25 fee, are allowed once a year after the first duration. Policy loans are available at 7% interest in advance. The policy's accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan. Surrender charges are based on a percentage of target premium starting at 120% for years 1-5 then grading downward to zero in year 15. This policy contains a guaranteed interest credit bonus for the long term policyholder. From years 10 through 20, additional interest bonuses are earned with a total in the twentieth year of 1.375%. The bonus is calculated from the policy issue date and is contractually guaranteed.

The Company markets other products, none of which is significant to operations. The Company has a variety of policies in force different from those which are currently being marketed. Approximately 30% of the insurance in force is participating business. The Company's average persistency rate for its policies in force for 1996 and 1995 has been 87.9% and 87.5%, respectively. The Company does not anticipate any material fluctuations in these rates in the future that may result from competition.

The Company's actual experience for earned interest, persistency and mortality vary from the assumptions applied to pricing and for determining premiums. Accordingly, differences between the Company's actual experience and those assumptions applied may impact the profitability of the Company. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads. Credited rates are reviewed and established by the Board of Directors of the respective life insurance subsidiaries.

The premium rates are competitive with other insurers doing business in the states in which the Company is marketing its products.


MARKETING

The Company markets its products through separate and distinct agency forces. The Company has approximately 60 captive agents and 15 independent agents who actively write new business. No individual sales agent accounted for over 10% of the Company's premium volume in 1996. The Company's sales agents do not have the power to bind the Company.

The change in marketing strategy from traditional life insurance products to universal life insurance products had a significant impact on new business production. As a result of the change in marketing strategy the agency force went through a restructuring and retraining process. Marketing is based on a referral network of community leaders and shareholders of UII and UTI. Recruiting of agents is also based on the same referral network.

New sales are marketed by UG and USA through their agency forces using contemporary sales approaches with personal computer illustrations. Current marketing efforts are primarily focused on the Midwest region.

Recruiting of agents is based on obtaining people with little or no experience in the life insurance business. These recruits go through an extensive internal training program.

USA is  licensed in  Illinois, Indiana  and Ohio.   During  1996, Ohio
accounted for 99% of USA's direct premiums collected.

ALIC is licensed in Alabama, Arizona, Illinois, Indiana, Louisiana and Missouri. During 1996, Illinois and Indiana accounted for 44% and 36%, respectively of ALIC's direct premiums collected.

APPL is licensed in Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Missouri, Montana, Nebraska, Ohio, Oklahoma, Pennsylvania, Tennessee, Utah, Virginia, West Virginia and Wyoming. During 1996, West Virginia accounted for 95% of APPL's direct premiums collected.

UG is licensed in Alabama, Arizona, Arkansas, Colorado, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin. During 1996, Illinois and Ohio accounted for 33% and 15%, respectively, of UG's direct premiums collected. No other states account for more than 7% of UG's direct premiums collected.


UNDERWRITING

The underwriting procedures of the Company's insurance subsidiaries are established by management. Insurance policies are issued by the Company based upon underwriting practices established for each market in which the Company operates. Most policies are individually underwritten. Applications for insurance are reviewed to determine additional information required to make an underwriting decision, which depends on the amount of insurance applied for and the applicant's age and medical history. Additional information may include inspection reports, medical examinations, statements from doctors who have treated the applicant in the past and, where indicated, special medical tests. After reviewing the information collected, the Company either issues the policy as applied for or with an extra premium charge because of unfavorable factors or rejects the application. Substandard risks may be referred to reinsurers for full or partial reinsurance of the substandard risk.

The Company's insurance subsidiaries require blood samples to be drawn with individual insurance applications for coverage over $45,000 (age 46 and above) or $95,000 (ages 16-45). Blood samples are tested for a wide range of chemical values and are screened for antibodies to the HIV virus. Applications also contain questions permitted by law regarding the HIV virus which must be answered by the proposed insureds.


RESERVES

The applicable insurance laws under which the Company's insurance subsidiaries operate require that each insurance company report policy reserves as liabilities to meet future obligations on the policies in force. These reserves are the amounts which, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated in accordance with applicable law to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the reserves shall not be less than reserves calculated using certain mortality tables and interest rates.

The liabilities for traditional life insurance and accident and health insurance policy benefits are computed using a net level method.
These  liabilities   include  assumptions  as  to  investment  yields,
mortality, withdrawals, and other assumptions based on the life insurance subsidiaries' experience adjusted to reflect anticipated trends and to include  provisions for possible unfavorable deviations.
The Company makes these assumptions at the time the contract is issued or, in  the case of  contracts acquired by  purchase, at  the purchase
date.    Benefit  reserves  for traditional  life  insurance  policies include certain deferred profits  on limited-payment policies that are
being recognized  in income  over the  policy term.    Policy  benefit
claims  are charged  to  expense in  the period  that  the claims  are
incurred.   Current mortality rate  assumptions are  based on  1975-80
select and  ultimate tables.   Withdrawal rate  assumptions are  based
upon Linton B or Linton C.

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances. Interest crediting rates for universal life and interest sensitive products range from 5.0% to 6.0% in each of the years 1996, 1995 and 1994.


REINSURANCE

As is customary in the insurance industry, the Company's insurance subsidiaries cede insurance to other insurance companies under reinsurance agreements. Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk. The ceding insurance company remains contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it, however it is the practice of insurers to reduce their financial statement liabilities to the extent that they have been reinsured with other insurance companies. The Company sets a limit on the amount of insurance retained on the life of any one person. The Company will not retain more than $125,000, including accidental death benefits, on any one life. At December 31, 1996, the Company had insurance in force of $3.953 billion of which approximately $1.109 billion was ceded to reinsurers.

The Company's reinsured business is ceded to numerous reinsurers. The Company believes the assuming companies are able to honor all contractual commitments, based on the Company's periodic reviews of their financial statements, insurance industry reports and reports filed with state insurance departments.

The Company's insurance subsidiary ("UG") entered into a coinsurance agreement with First International Life Insurance Company ("FILIC") as of September 30, 1996. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to non-premium paying life insurance policies. A.M. Best, an industry rating company, assigned a Best's Rating of A++ (Superior) to The Guardian Life Insurance Company of America ("Guardian"), parent of FILIC, based on the consolidated financial condition and operating performance of the company and its life/health subsidiaries. The agreement with FILIC accounts for approximately 66% of the reinsurance receivables as of December 31, 1996.

As a  result of the  FILIC coinsurance agreement,  effective September
30, 1996, UG received a reinsurance credit in the amount of $28,318,000 in exchange for an equal amount of assets. UG also received $6,375,000 as a commission allowance.

Currently, the Company is utilizing reinsurance agreements with Business Men's Assurance Company, ("BMA") and Life Reassurance Corporation, ("LIFE RE") for new business. BMA and LIFE RE each hold an "A+" (Superior) rating from A.M. Best, an industry rating company. The reinsurance agreements were effective December 1, 1993, and cover all new business of the Company. The agreements are a yearly renewable term ("YRT") treaty where the Company cedes amounts above its retention limit of $100,000 with a minimum cession of $25,000.

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

The Company does not have any short-duration reinsurance contracts. The effect of the Company's long-duration reinsurance contracts on premiums earned in 1996, 1995 and 1994 was as follows:

                               Shown in thousands

                             1996       1995      1994
                           Premiums   Premiums  Premiums
                            Earned     Earned    Earned
                Direct   $  32,387 $  35,201 $  38,063
                Assumed          0         0         0
                Ceded       (4,768)   (5,203)   (5,659)
                Net
                premiums $  27,619 $  29,998 $  32,404

INVESTMENTS

The Company retains the services of a registered investment advisor to assist the Company in managing its investment portfolio. The Company may modify its present investment strategy at any time, provided its strategy continues to be in compliance with the limitations of state insurance department regulations.

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

The following table reflects net investment income by type of investment.

                                         December 31,
                                    1996      1995      1994

        Fixed maturities and
        fixed maturities
          held for sale      $ 13,326,312 $ 13,190,121 $ 12,185,941
        Equity securities          88,661       52,445        3,999
        Mortgage loans          1,047,461    1,257,189    1,423,474
        Real estate               794,844      975,080      990,857
        Policy loans            1,121,538    1,041,900    1,014,723
        Short-term investments    515,346      505,637      444,135
        Other                     197,188      158,290      221,125
        Total consolidated
          investment income    17,091,350   17,180,662   16,284,254
        Investment expenses    (1,222,903)  (1,724,438)  (1,915,808)
        Consolidated net
         investment income   $ 15,868,447 $ 15,456,224 $ 14,368,446

At December 31, 1996, the Company had a total of $6,025,000 of investments, which did not produce income during 1996. These investments are comprised of $5,325,000 in real estate including its home office property and $700,000 in equity securities, which did not produce income during 1996.

The  following  table   summarizes  the  Company's  fixed   maturities
distribution at December 31, 1996 and 1995 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

                           Fixed Maturities
                           Rating         % of Portfolio
                                         1996      1995
                     Investment Grade

                        AAA               30%       27%
                        AA                13%       14%
                        A                 46%       48%
                        BBB               10%       11%
                     Below investment
                       grade               1%        0%
                                         100%      100%

The following table summarizes the Company's fixed maturities and fixed maturities held for sale by major classification.

                                           Carrying Value
                                         1996           1995
      U.S. government and           $  29,998,240  $  29,492,006
      government agencies
      States, municipalities and       14,561,203      7,608,494
      political subdivisions
      Collateralized mortgage          13,246,780     15,428,596
      obligations
      Public utilities                 51,941,647     59,254,524
      Corporate                        72,140,081     82,516,775
                                    $ 181,887,951  $ 194,300,395

The following table shows the composition and average maturity of the Company's investment portfolio at December 31, 1996.

                         Carrying      Average       Average
INVESTMENTS                Value        Maturity       Yield

Fixed maturities and fixed
  maturities held for sale $181,887,951   6 years         7.08%
Equity securities             1,794,405   not applicable  4.74%
Mortgage loans               11,022,792   11 years        8.41%
Investment real estate       14,390,436   not applicable  5.01%
Policy loans                 14,438,120   not applicable  6.55%
Short-term investments          430,983   159 days        4.15%
Total Investments          $223,964,687                   7.21%

At December 31, 1996, fixed maturities and fixed maturities held for sale have a market value of $183,776,000. Fixed maturities are carried at amortized cost. Management has the ability and intent to hold these securities until maturity. Fixed maturities held for sale are carried at market.

The Company holds approximately $431,000 in short-term investments. Management monitors its investment maturities and in their opinion is sufficient to meet the Company's cash requirements. The following is a summary of other investments maturing in one to five years. Fixed maturities and mortgage loans of $13,362,000 and $1,039,000 respectively, maturing in one year and $75,691,000 and $885,000, respectively, maturing in two to five years.

The Company holds approximately $11,023,000 in mortgage loans which represents 3% of the total assets. All mortgage loans are first position loans. Before a new loan is issued, the applicant is subject to certain criteria set forth by Company management to ensure quality control. These criteria include, but are not limited to, a credit report, personal financial information such as outstanding debt, sources of income, and personal equity. Loans issued are limited to no more than 80% of the appraised value of the property and must be first position against the collateral.

The Company has $603,000 of mortgage loans, net of a $10,000 reserve allowance, which are in default or in the process of foreclosure. These loans represent approximately 5% of the total portfolio. The Company has one loan of $63,900 which is under a repayment plan.
Letters are sent to each mortgagee  when the loan becomes 30  days or more delinquent. Loans 90 days or more delinquent are placed on a non-performing status and classified as delinquent loans. Reserves for loan losses are established based on management's analysis of the loan balances compared to the expected realizable value should foreclosure
take place.   Loans are placed on a non-accrual status based on a
quarterly analysis of the likelihood of repayment. All delinquent and troubled loans held by the Company are loans which were held in portfolios
by acquired companies at the time of acquisition.   Management believes
the current internal controls surrounding, the mortgage loan selection process provide a quality portfolio with minimal risk of foreclosure and/or negative financial impact.

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

In addition, the Company also monitors that current and adequate insurance on the properties are being maintained. The Company requires proof of insurance on each loan and further requires to be shown as a lienholder on the policy so that any change in coverage status is reported to the Company. Proof of payment of real estate taxes is another monitoring technique utilized by the Company. Management believes a change in insurance status or non-payment of real estate taxes are indicators that a loan is potentially troubled. Correspondence with the mortgagee is performed to determine the reasons for either of these events occurring.

The following table shows a distribution of mortgage loans by type.

                    Mortgage     Amount   % of
                    Loans                 Total
                    FHA/VA      $ 676,176     6%
                    Commercial  1,878,158    17%
                    Residential 8,468,458    77%

The following table shows a geographic distribution of the mortgage loan portfolio and real estate held.


                                 Mortgage      Real
                                   Loans      Estate

                    Colorado        2%         0%
                    Illinois       12%        60%
                    Kansas         12%         0%
                    Louisiana      14%        12%
                    Mississippi     0%        16%
                    Missouri        2%         1%
                    North Carolina  6%         5%
                    Oklahoma        7%         1%
                    Virginia        4%         0%
                    West Virginia  37%         3%
                    Other           4%         2%
                    Total         100%       100%



The following table summarizes delinquent mortgage loan holdings.
         Delinquent
         31 Days or More          1996       1995      1994

         Non-accrual status $        0  $       0  $       0
         Other                 613,000    628,000    911,000
         Reserve on delinquent
          loans                (10,000)   (10,000)   (26,000)
         Total Delinquent   $  603,000  $ 618,000  $ 885,000

         Interest income
           forgone (Delinquent
           loans)            $  29,000  $  16,000  $  4,000

         In Process of
           Restructuring     $       0  $       0  $      0
         Restructuring on
           other than market
           terms                     0          0          0
         Other potential
           problem loans             0          0          0
         Total Problem Loans $       0  $       0  $       0
         Interest income
           foregone (Resturctured
           loans)            $       0  $       0  $       0

See Item 2, Properties, for description of real estate holdings.

COMPETITION

The insurance business is a highly competitive industry and there are a number of other companies, both stock and mutual, doing business in areas where the Company operates. Many of these competing insurers are larger, have more diversified lines of insurance coverage, have substantially greater financial resources and have a greater number of agents. Other significant competitive factors include policyholder benefits, service to policyholders, and premium rates.

The insurance industry is a mature industry. In recent years, the industry has experienced virtually no growth in life insurance sales, though the aging population has increased the demand for retirement savings products. The products offered (see Products) are similar to those offered by other major companies. The product features are regulated by the states and are subject to extensive competition among major insurance organizations. The Company believes a strong service commitment to policyholders, efficiency and flexibility of operations, timely service to the agency force and the expertise of its key executives help minimize the competitive pressures of the insurance industry.


GOVERNMENT REGULATION

The Company's insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including the power to: (i) grant and revoke licenses to transact business;
(ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business;
(vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and
(x) regulate the type and amount of permitted investments. Insurance regulation is concerned primarily with the protection of policyholders. The Company cannot predict the form of any future proposals or regulation. The Company's insurance subsidiaries, USA, UG, APPL and ALIC are domiciled in the states of Ohio, Ohio, West Virginia and Illinois, respectively.

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

The National Association of Insurance Commissioners ("NAIC") is an association whose membership consists of the insurance commissioners or their designees of the various states. The NAIC has no direct regulatory authority over insurance companies, however its primary purpose is to provide a more consistent method of regulation and reporting from state to state. This is accomplished through the issuance of model regulations, which can be adopted by individual states unmodified, modified to meet the state's own needs or requirements, or dismissed entirely.

Each year the NAIC calculates financial ratio results (commonly referred to as IRIS ratios) for each company. These ratios compare various financial information pertaining to the statutory balance sheet and income statement. The results are then compared to pre-established normal ranges determined by the NAIC. Results outside the range typically require explanation to the domiciliary insurance department.

At year end 1996, UG had two ratios outside the normal range. The first ratio compared commission allowances with statutory capital and surplus. The ratio was outside the norm due to the coinsurance agreement with First International Life Insurance Company ("FILIC"). Additional information about the coinsurance agreement with FILIC can be found in the section titled Reinsurance or in Note 7 of the Notes to the Consolidated Financial Statements. Management does not believe that this ratio will be outside the normal range in future periods.

The second ratio is related to the decrease in premium income. The ratio fell outside the normal range the last two years. The decrease in premium income is directly attributable to the change in distribution systems and marketing strategy. The Company changed its focus from primarily a broker agency distribution system to a captive agent system and changed its marketing strategy from traditional whole life insurance products to universal life insurance products. Management is taking a long-term approach to its recent changes to the marketing and distribution systems and believes these changes will provide long-term benefits to the Company.

The NAIC has adopted Risk Based Capital ("RBC") rules to evaluate the adequacy of statutory capital and surplus in relation to a company's investment and insurance risks. The RBC formula reflects the level of risk of invested assets and the types of insurance products. The formula classifies company risks into four categories:

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

The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines new minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the insurance company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Insurance companies below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action. The levels and ratios are as follows:

                                     Ratio  of Total Adjusted Capital to
                                        Authorized Control Level RBC
          Regulatory Event               (Less  Than or Equal to)

   Company action level                                          2.0*
   Regulatory action level                                       1.5
   Authorized control level                                      1.0
   Mandatory control level                                       0.7

   * Or, 2.5 with negative trend.

At December 31, 1996, each of the Company's insurance subsidiaries has a Ratio that is in excess of 300% of the authorized control level; accordingly the Company's subsidiaries meet the RBC requirements.

The NAIC has recently released the Life Illustration Model Regulation. This regulation requires products which contain non-guaranteed elements, such as universal life and interest sensitive life, to comply with certain actuarially established tests. These tests are intended to target future performance and profitability of a product under various scenarios. The regulation does not prevent a company from selling a product which does not meet the various tests. The only implication is the way in which the product is marketed to the consumer. A product which does not pass the tests uses guaranteed assumptions rather than current assumptions in presenting future product performance to the consumer.

As states in which the Company does business adopt the regulation or adopt a modified version of the regulation, the Company will be required to comply with this new regulation. The Company may need to modify existing products or sales methods.

The NAIC has proposed a new Model Investment Law that may affect the statutory carrying values of certain investments; however, the final outcome of that proposal is not certain, nor is it possible to predict what impact the proposal will have or whether the proposal will be adopted in the foreseeable future.


EMPLOYEES

There are approximately 100 persons who are employed by the Company and its affiliates.

ITEM 2.  PROPERTIES

The following table shows the distribution of real estate by type.

                Real Estate          Amount       % of Total
          Home Office             $ 2,885,908         20%
          Commercial              $ 2,397,475         17%
          Residential development $ 5,260,107         36%
          Foreclosed real estate  $ 3,846,946         27%


Real estate holdings represent approximately 4% of the total assets of the Company net of accumulated depreciation of $1,341,000 and $1,050,000 at year end 1996 and 1995 respectively. The Company owns an office complex in Springfield, Illinois, which houses the primary insurance operations. The office buildings contain 57,000 square feet of office and warehouse space. The properties are carried at approximately $2,688,000. In addition, an insurance subsidiary owns a home office building in Huntington, West Virginia. The building has 15,000 square feet and is carried at $198,000. The facilities occupied by the Company are adequate relative to the Company's present operations.

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


ITEM 4.  SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

None

                                PART II

ITEM  5.   MARKET  FOR COMPANY'S  COMMON  STOCK AND  RELATED  SECURITY
HOLDERS MATTERS

On June 18, 1990, UTI became a member of NASDAQ. Quotations began on that date under the symbol UTIN. The following table shows the high and low bid quotations for each quarterly period during the past two years, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                BID
                    PERIOD                 LOW       HIGH

                    1996
                    First quarter          3/8        9/16
                    Second quarter         3/8       11/16
                    Third quarter          1/2       11/16
                    Fourth quarter         3/8        3/4

                    1995
                    First quarter          1/2        5/8
                    Second quarter         1/2         1
                    Third quarter          1/2        5/8
                    Fourth quarter         3/8       9/16

CURRENT MARKET MAKERS ARE:

M. H. Meyerson and Company             Carr Securities Corporation
30 Montgomery Street                   17 Battery Place
Jersey City, NJ  07303                 New York, NY  10004


Herzog, Heine, Geduld, Inc.            Howe, Barnes Investments, Inc.
26 Broadway, 1st Floor                 135 South  LaSalle, Suite 1500
New York, NY  10004                    Chicago, IL 60603


As of December 31, 1996, no cash dividends had been declared on the common stock of UTI.

See Note 2 in the accompanying consolidated financial statements for information regarding dividend restrictions.

Number of Common Shareholders as of March 3, 1997 is 5,689.

ITEM 6.  SELECTED FINANCIAL DATA

                         FINANCIAL HIGHLIGHTS
                (000's omitted, except per share data)
                          1996     1995     1994     1993      1992

  Premium income
    net of reinsurance $ 27,619 $ 29,998 $ 32,404 $ 31,160 $ 19,076
  Total revenues       $ 46,976 $ 49,869 $ 49,207 $ 48,541 $ 36,826
  Net income (loss)*   $   (938)$ (3,001)$ (1,624)$   (862)$  5,661
  Net income (loss)
   per share           $  (0.05)$  (0.16)$  (0.09)$  (0.05)$   0.30
   Total assets        $355,474 $356,305 $360,258 $375,755 $370,259

  Total long term debt $  19,574 $ 21,447 $ 22,053 $ 24,359 $  27,494
  Dividends paid per
    share                  NONE     NONE     NONE     NONE      NONE

* Includes equity earnings of investees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company and its consolidated subsidiaries have three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 5% and 4% as of December 31, 1996, and 1995, respectively. Fixed maturities as a percentage of total invested assets were 80% and 78% as of December 31, 1996 and 1995, respectively.

Future policy benefits are primarily long-term in nature and therefore, the Company's investments are predominantly in long term fixed maturity investments such as bonds and mortgage loans which provide a sufficient return to cover these obligations. Most of the insurance company assets, other than policy loans, are invested in fixed maturities and other investments, substantially all of which are readily marketable. Although there is no present need or intent to dispose of such investments, the life companies could liquidate portions of their investments if such a need arose. The Company has the ability and intent to hold these investments to maturity; consequently, the Company's investment in long term fixed maturities are reported in the financial statements at their amortized cost.

Many of the Company's products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds. With respect to such products, surrender charges are generally sufficient to cover the Company's unamortized deferred policy acquisition costs with respect to the policy being surrendered.

Consolidated operating  activities of the Company  produced cash flows of  $2,785,000,  $453,000  and  $2,145,000  in  1996, 1995  and  1994,
respectively.   The net  cash  provided by  operating activities  plus
net policyholder contract deposits after the payment of policyholder withdrawals, equalled $9,596,000 in 1996, $9,466,000 in 1995, and
$10,361,000 in 1994. Management utilizes this measurement of cash flows as an indicator of the performance of the Company's insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities.

Cash provided by (used in) investing activities was $16,163,000, ($8,030,000) and ($28,595,000), for 1996, 1995 and 1994, respectively.
The most significant aspect of cash provided by (used in) investing activities is the fixed maturity transactions. Fixed maturities account for 82%, 76% and 79% of the total cost of investments acquired in 1996, 1995 and 1994, respectively. The net cash provided by investing activities in 1996, is due to the fixed maturities sold in conjunction with the coinsurance agreement with FILIC. The Company has not directed its investable funds to so-called "junk bonds" or derivative investments.

Net cash provided by (used in) financing activities was ($14,150,000), $8,408,000 and $5,844,000 for 1996, 1995 and 1994, respectively. The change between 1996 and 1995 is due to a coinsurance agreement with First International Life Insurance Company as of September 30, 1996. At closing of the transaction, UG received a reinsurance credit of $28,318,000 for policy liabilities covered under the agreement. UG transferred assets equal to the credit received. This transfer included policy loans of $2,855,000 associated with policies under the agreement and a net cash transfer of $19,088,000 after deducting the ceding commission due UG of $6,375,000.

Policyholder contract deposits decreased 11% in 1996 compared to 1995, and increased 8% in 1995 when compared to 1994. Policyholder contract withdrawals has decreased 4% in 1996 compared to 1995, and increased 7% in 1995 compared to 1994. The changes in policyholder contract withdrawals is not attributable to any one significant event. Factors that impact policyholder contract withdrawals are fluctuation of interest rates, competition and other economic factors. The Company's current marketing strategy and product portfolio is directly structured to conserve the existing customer base and at the same time increase the customer base through new policy production.

On May 8, 1996, FCC refinanced its senior debt of $8,900,000. The refinancing was completed through First of America Bank - NA and is subject to a credit agreement. The refinanced debt bears interest to a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate". The base rate at issuance of the loan was 8.25%, and has remained unchanged through March 1, 1997. Interest is paid quarterly and principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. On November 8, 1996, the Company prepaid $500,000 of the May 8, 1997 principal payment.

On a parent only basis, UTI's cash flow is dependent on revenues from a management agreement with UII and its earnings received on invested assets and cash balances. At December 31, 1996, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. UTI does not have significant day to day operations of its own. Cash requirements of UTI primarily relate to the payment of expenses related to maintaining the Company as a corporation in good standing with the various regulatory bodies which govern corporations in the jurisdictions where the Company does business. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the company is domiciled. UG's dividend limitations are described below.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of:
a) prior year statutory earnings or b) 10% of statutory capital and surplus. For the year ended December 31, 1996, UG had a statutory gain from operations of $8,006,000. At December 31, 1996, UG's statutory capital and surplus amounted to $10,227,000. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.

A life insurance company's statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners ("NAIC"), as modified by the insurance company's state of domicile. Statutory accounting rules are different from generally accepted accounting principles and are intended to reflect a more conservative view by, for example, requiring immediate expensing of policy acquisition costs. The achievement of long-term growth will require growth in the statutory capital of the Company's insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Company from funds generated through debt or equity offerings.

The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. Based upon their December 31, 1996, statutory financial reports, the Company's insurance subsidiaries are adequately capitalized under the formula.

The Company is not aware of any litigation that will have a material adverse effect on the financial position of the Company. The Company does not believe that the regulatory initiatives currently under consideration by various regulatory agencies will have a material adverse impact on the Company. The Company is not aware of any material pending or threatened regulatory action with respect to the Company or any of its subsidiaries. The Company does not believe that any insurance guaranty fund assessments will be materially different from amounts already provided for in the financial statements.

Management believes the overall sources of liquidity available will be sufficient to satisfy its financial obligations.

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

(a)  REVENUES

Premium income, net of reinsurance premium, decreased 8% when comparing 1996 to 1995. The decrease in premium income is primarily attributed to the change in marketing strategy and to a lesser extent the change in distribution systems. The Company changed its marketing strategy from traditional life insurance products to universal life insurance products. Universal life and interest sensitive products contribute only the risk charge to premium income, however traditional insurance products contribute all monies received to premium income. The Company changed its marketing strategy to remain competitive.

The  Company  changed  its  focus  from  primarily  a   broker  agency
distribution system to a captive agent system. Business written by the broker agency force, in recent years, did not meet Company expectations. With the change in focus of distribution systems, most of the broker agents were terminated. (The termination of the broker agency force caused a non-recurring write down of the value of agency force asset in 1995. See discussion of amortization of agency force for further details.)

One factor that has had a positive impact on premium income is the improvement of persistency. Persistency is a measure of insurance in force retained in relation to the previous year. The Company's average persistency rate for all policies in force for 1996 and 1995 has been approximately 87.9% and 87.5%, respectively.

Other considerations, net of reinsurance, increased 7% compared to one year ago. Other considerations consists of administrative charges on universal life and interest sensitive life insurance products. The insurance in force relating to these types of products continues to increase as marketing efforts are focused on universal life insurance products.

Net investment income increased  3% when comparing 1996 to 1995.   The
overall  investment yields for 1996,  1995 and 1994,  are 7.21%, 7.04%
and  7.13%, respectively.    The improvement  in  investment yield  is
primarily attributed to the fixed maturity portfolio. The Company has invested financing cash flows generated by cash received through sales of universal life insurance products.

The Company's investments are generally managed to match related insurance and policyholder liabilities. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, the Company's primary product. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted spreads. It is expected that the monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on insurance policies the Company has in force and will write in the future.

Realized investment losses were $988,000 and $124,000 in 1996 and 1995, respectively. Approximately $522,000 of the realized losses in 1996 is due to the charge-off of two investments. The Company realized a loss of $207,000 from a single loan and $315,000 from an investment in First Fidelity Mortgage Company ("FFMC"). The charge-off of the loan represented the entire loan balance at the time of the charge-off. Additionally, the Company sold two foreclosed real estate properties that resulted in approximately $357,000 in realized losses in 1996. The Company had other gains and losses during the period that comprised the remaining amount reported but were immaterial in nature on an individual basis.

(b)  EXPENSES

Life benefits, net of reinsurance benefits and claims, increased 2% compared to 1995. The increase in life benefits is due primarily to settlement expenses discussed in the following paragraph:

In 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. These non-standard policies had a face amount of $22,700,000 and represented 1/2 of 1% of the insurance in-force in 1994. Management's initial analysis indicated that expected death claims on the business in-force was adequate in relation to mortality assumptions inherent in the calculation of statutory reserves. Nevertheless, management determined it was in the best interest of the Company to repurchase as many of the non-standard policies as possible. Through December 31, 1996, the Company spent approximately $7,099,000 for the settlement of non-standard policies and for the legal defense of related litigation. In relation to settlement of non-standard policies the Company incurred life benefits of $3,307,000, $720,000 and $1,250,000 in 1996, 1995 and 1994,
respectively. The Company incurred legal costs of $906,000, $687,000 and $229,000 in 1996, 1995 and 1994, respectively. All the policies associated with this issue have been settled as of December 31, 1996. The Company has approximately $3,742,000 of insurance in-force and $1,871,000 of reserves from the issuance of paid-up life insurance policies for settlement of matters related to the original non-standard policies. Management believes the reserves are adequate in relation to expected mortality on this block of in-force.

Commissions and amortization of deferred policy acquisition costs decreased 14% in 1996 compared to 1995. The decrease was due to the decline in first year premium production.

Amortization of cost of insurance acquired increased 28% in 1996 compared to 1995. Cost of insurance acquired is amortized in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The Company did not have any charge-offs during the periods covered by this report. The increase in amortization during the current period is a normal fluctuation due to the expected future profits. Amortization of cost of insurance acquired is particularly sensitive to changes in persistency of certain blocks of insurance in-force.

The Company reported a non-recurring write down of value of agency force of $0 and $8,297,000 in 1996 and 1995, respectively. The write down was directly related to the Company's change in distribution systems. The Company changed its focus from primarily a broker agency distribution system to a captive agent system. Business produced by the broker agency force in recent years did not meet Company expectations. With the change in focus of distribution systems, most of the broker agents were terminated. The termination of most of the agents involved in the broker agency force caused management to re-evaluate the value of the agency force carried on the balance sheet.

Operating expenses increased 4% in 1996 compared to 1995. The primary factor that caused the increase in operating expenses is directly related to increased legal costs and reserves established for litigation. The legal costs are due to the settlement of non-standard insurance policies as was discussed in the review of life benefits. The Company incurred legal costs of $906,000, $687,000 and $229,000 in 1996, 1995 and 1994, respectively in relation to the settlement of the non-standard insurance policies.

Interest expense decreased 12% in 1996 compared to 1995. Since December 31, 1995, notes payable decreased approximately $1,873,000 which has directly attributed to the decrease in interest expense during 1996. Interest expense was also reduced as a result of the refinancing of the senior debt under which the new interest rate is more favorable. Please refer to Note 11 "Notes Payable" of the Consolidated Notes to the Financial Statements for more information on this matter.

(c)  NET LOSS

The Company had a net loss of $938,000 in 1996 compared to a net loss of $3,001,000 in 1995. The net loss in 1996 is attributed to the increase in life benefits net of reinsurance and operating expenses primarily associated with settlement and other related costs of the non-standard life insurance policies.


RESULTS OF OPERATIONS

1995 COMPARED TO 1994

(a)  REVENUES

Total revenue increased 1% when comparing 1995 to 1994.

Premium income, net of reinsurance premium, decreased 7% when comparing 1995 to 1994. The decrease is primarily attributed to the reduction in new business production and the change in products marketed. In 1995, the Company streamlined the product portfolio, as well as restructured the marketing force. The decrease in first year premium production was directly related to the Company's change in distribution systems. The Company has changed its focus from primarily a broker agency distribution system to a captive agent system. Business written by the broker agency force in recent years did not meet Company expectations. With the change in focus of distribution systems, most of the broker agents were terminated. (The termination of the broker agency force caused a non-recurring write down of the value of agency force asset. See discussion of amortization of agency force for further details.)

The change in marketing strategy from traditional life insurance products to universal life insurance products had a significant impact on new business production. As a result of the change in marketing strategy the agency force went through a restructuring and retraining process. Cash collected from the universal life and interest sensitive products contribute only the risk charge to premium income, however traditional insurance products contribute monies received to premium income. One factor that has had a positive impact on premium income is the improvement of persistency. Persistency is a measure of insurance in force retained in relation to the previous year. Overall, persistency improved to 87.5% in 1995 compared to 86.3% in 1994.

Other considerations, net of reinsurance, increased 13% compared to one year ago. Other considerations consists of administrative charges on universal life and interest sensitive life insurance products. The insurance in force relating to these types of products continues to increase as marketing efforts are focused on universal life insurance products.

Net investment income increased 8% when comparing 1995 to 1994. The change reflected an increase in the amount of invested assets, which was partially offset by a lower effective yield on investments acquired during 1995. The overall investment yields for 1995, 1994 and 1993, are 7.04%, 7.13% and 7.22%, respectively. The Company has been able to increase its investment portfolio through financing cash flows, generated by cash received through sales of universal life insurance products. Although the Company sold no fixed maturities during the last few years, it did experience a significant turnover in the portfolio. Many companies with bond issues outstanding took advantage of lower interest rates and retired older debt which carried higher rates. This was accomplished through early calls and accelerated pay-downs of fixed maturity investments.

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

Realized investment losses were $124,000 and $1,437,000 in 1995 and 1994, respectively. Fixed maturities and equity securities realized net investment losses of $224,000 and real estate realized net
investment  gains of  $100,000 in  1995.   The realized  loss in  1995
cannot be attributed to any one specific transaction. In 1994, the Company realized losses of $865,000 due to a permanent impairment of property located in Louisiana. The permanent impairment was based on recent appraisals and marketing analysis of surrounding properties. The Company realized a gain of $467,000 from the sale of an insignificant subsidiary in 1994. In 1994, the Company realized a loss of $212,000 from the charge off of its investment in its equity subsidiary, United Fidelity, Inc. The Company had other gains and losses during the period that comprised the remaining amount reported but were routine or immaterial in nature to disclose on an individual basis.

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

The Company experienced  an increase  of 6% in  mortality during  1995
compared to  1994.   The increase  in  mortality is  due primarily  to
settlement expenses discussed in the following paragraph:

During the third quarter of 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. These non-standard policies had a face amount of $22,700,000 and represented 1/2 of 1% of the insurance in force in 1994. Management's initial analysis indicated that the expected death claims on the business in force to be adequately covered by the mortality assumptions inherent in the calculation of statutory reserves. Nevertheless, management determined it was in the best interest of the Company to repurchase as many of the non-standard policies as possible. As of December 31, 1995, there remained approximately $5,738,000 of the original face amount which had not been settled. Through December 31, 1995, the Company spent a total of $2,886,000 for the repurchase of the non-standard policies and for the legal defense of related litigation. In relation to settlement of non-standard policies the Company incurred life benefits of $720,000 and $1,250,000 in 1995 and 1994, respectively. The Company incurred legal costs of $687,000 and $229,000 in 1995 and 1994, respectively.

Dividends to policyholders increased approximately 16% when comparing 1995 to 1994. USA continued to market participating policies through most of 1994. Management expects dividends to policyholders will continue to increase in the future. A significant portion of the insurance in force is participating insurance. A significant portion of the participating business is relatively newer business, and the dividend scale for participating policies increases in each duration. The dividend scale is subject to approval of the Board of Directors and may be changed at their discretion. The Company has discontinued its marketing of participating policies.

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

Amortization of cost of insurance acquired decreased 37% in 1995 compared to 1994. Cost of insurance acquired is amortized in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The Company did not have any charge-offs during the periods covered by this report. The decrease in amortization during the current period is a normal fluctuation due to the expected future profits. Amortization of cost of insurance acquired is particularly sensitive to changes in persistency of certain blocks of insurance in force. The Company's average persistency rate for all policies in force for 1995 and 1994 has been approximately 87.5% and 86.3%, respectively.

During 1995, the Company reported a non-recurring write down of value of agency force of $8,297,000. The write down is directly related to the Company's change in distribution systems. The Company has changed its focus from primarily a broker agency distribution system to a captive agent system. Business produced by the broker agency force in recent years did not meet Company expectations. With the change in focus of distribution systems, most of the broker agents were terminated. The termination of most of the agents involved in the broker agency force caused management to re-evaluate the value of the agency force and write-off the remaining value carried on the balance sheet.

Operating expenses increased 18% in 1995 compared to 1994. The increase was caused by several factors. The primary factor for the increase in operating expenses is due to the decrease in production. The decrease in production was discussed in the analysis of premium income. As such, the Company was positioned to handle significantly more first year production than was produced. First year operating expenses that were deferred and capitalized as a deferred policy acquisition costs asset was $532,000 in 1995 compared to $1,757,000 in 1994. The difference between the policy acquisition costs deferred in 1995 compared to 1994, affected the increase in operating expenses. The increase in operating expenses was offset, to a lesser extent, from a 12% reduction in staff in 1995 compared to 1994. The reduction in staff was achieved by attrition.

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


FINANCIAL CONDITION

The financial condition of the Company was affected by a coinsurance agreement between First International Life Insurance Company ("FILIC") and the Company's insurance subsidiary Universal Guaranty Life Insurance Company ("UG") on September 30, 1996. The agreement provided UG an additional $6,375,000 of statutory capital and surplus. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to non-premium paying life insurance policies. Certain balance sheet line items were impacted by this agreement and effects the comparability of the current period with the prior period.


(a)  ASSETS

The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations and the Company's business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and corporate securities rated investment grade by established nationally recognized rating organizations.

The liabilities are predominantly long term in nature and therefore, the Company invests in long term fixed maturity investments which are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or "junk bonds". As of December 31, 1996, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities it may sell and classified them as "investments held for sale". Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.

Mortgage loans decreased 21% in 1996 as compared to 1995. The Company is not actively seeking new mortgage loans, and the decrease is due to early pay-offs from mortgagee's seeking refinancing at lower interest rates. All mortgage loans held by the Company are first position loans. The Company has $603,000 in mortgage loans, net of a $10,000 reserve allowance, which are in default or in the process of foreclosure, this represents approximately 5% of the total portfolio. The mortgage delinquency rate for the insurance industry as published by the National Association of Insurance Commissioners ("NAIC") as the "Industry Experience Factor" is 6.5%.

Investment real estate and real estate acquired in satisfaction of debt decreased 17% in 1996 compared to 1995. The decrease was due to the sale of lots from the Company's Lake Pointe development and the sale of two foreclosed properties. Real estate holdings represent approximately 4% of the total assets of the Company. Total real estate is separated into four categories: Home Office 20%, Commercial 17%, Residential Development 36% and Foreclosed Properties 27%.

Policy loans decreased  15% in  1996 compared to  1995.   Policy
loans decreased approximately $2,787,000 due to the coinsurance agreement with FILIC. Industry experience for policy loans indicates few policy loans are ever repaid by the policyholder other than through termination of the policy. Policy loans are systematically reviewed to ensure that no individual policy loan exceeds the underlying cash value of the policy. Policy loans will generally increase due to new loans and interest compounding on existing policy loans.

Reinsurance   receivables increased significantly  due  to  the  coinsurance
agreement  with  FILIC.   The coinsurance   agreement   contributed
approximately   $28,000,000  to reinsurance receivables  for future
policy benefits as of December 31, 1996.

Deferred policy acquisition costs decreased 1% in 1996 compared to 1995. The costs, which vary with, and are primarily related to producing new business are referred to as deferred policy acquisition costs ("DAC"). DAC consists primarily of commissions and certain costs of policy issuance and underwriting, net of fees charged to the policy in excess of ultimate fees charged. To the extent that these costs are recoverable from future profits, the Company defers these costs and amortizes them with interest in relation to the present value of expected gross profits from the contracts, discounted using the interest rate credited by the policy. The Company had $1,276,000 in policy acquisition costs deferred, $408,000 in interest accretion and $1,796,000 in amortization in 1996. The Company did not recognize any impairments during the period.

Cost of insurance acquired  decreased significantly during 1996.   The
decrease is primarily attributed to the coinsurance agreement with FILIC.


(b)  LIABILITIES

Total liabilities increased slightly in 1996 compared to 1995. Future policy benefits increased 2% in 1996 and represented 81% of total liabilities at December 31, 1996. Management expects future policy benefits to increase in the future due to the aging of the volume of insurance in force and continued production by the Company's sales force.

Policy claims and benefits payable increased 3% in 1996 compared to 1995. There is no single event that caused this item to increase. Policy claims vary from year to year and therefore, fluctuations in this liability are to be expected and are not considered unusual by management.

Other policyholder funds decreased 7% in 1996 compared to 1995. The decrease can be attributed to a decrease in premium deposit funds. Premium deposit funds are funds deposited by the policyholder with the insurance company to accumulate interest and pay future policy premiums. The change in marketing from traditional insurance products to universal life insurance products is the primary reason for the decrease. Universal life insurance products do not have premium deposit funds. All premiums received from universal life insurance policyholders are credited to the life insurance policy and are reflected in future policy benefits.

Dividend and endowment accumulations increased 10% in 1996 compared to 1995. The increase is attributed to the significant amount of participating business the Company has in force. There are generally four options a policyholder can select to pay policy dividends. Over 47% of all dividends paid were put on deposit to accumulate with interest. Accordingly, management expects this liability to increase in the future.

Income taxes payable and deferred income taxes payable decreased significantly in 1996 compared to 1995. The primary reason for the decrease in deferred income taxes is due to the coinsurance agreement with FILIC. The change in deferred income taxes payable is attributable to temporary differences between Generally Accepted Accounting Principles ("GAAP") and tax basis. Federal income taxes are discussed in more detail in Note 3 of the Consolidated Notes to the Financial Statements.

Notes payable decreased approximately $1,873,000 in 1996 compared to 1995. On May 8, 1996, FCC refinanced its senior debt of $8,900,000. The refinancing was completed through First of America Bank - NA. The refinanced debt bears interest to a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate". The base rate at issuance of the loan was 8.25%, and has remained unchanged through March 1, 1997. Interest is paid quarterly. Principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. On November 8, 1996, the Company prepaid $500,000 of the May 8, 1997 principal payment. The Company's long term debt is discussed in more detail in Note 11 of the Notes to the Financial Statements.


(c)  SHAREHOLDERS' EQUITY

Total shareholders' equity decreased 5% in 1996 compared to 1995. The decrease in shareholders' equity is primarily due to the net loss of
$938,000 in 1996. The Company experienced $85,000 in unrealized depreciation of equity securities and investments held for sale in 1996.


REGULATORY ENVIRONMENT

The Company's insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including the power to: (i) grant and revoke licenses to transact business;
(ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business;
(vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and
(x) regulate the type and amount of permitted investments. Insurance regulation is concerned primarily with the protection of policyholders. The Company cannot predict the form of any future proposals or regulation. The Company's insurance subsidiaries, USA, UG, APPL and ALIC are domiciled in the states of Ohio, Ohio, West Virginia and Illinois, respectively.

Most states also have insurance holding company statutes which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. The insurance subsidiaries are subject to such legislation and are registered as controlled insurers in those jurisdictions in which such registration is required. Statutes vary from state to state but typically require periodic disclosure concerning the corporation that controls the registered insurers and all subsidiaries of such corporation. In addition, prior notice to, or approval by, the state insurance commission of material intercorporate transfers of assets, reinsurance agreements, management agreements (see Note 9 of the Notes to the Financial Statements), and payment of dividends (see Note 2 of the Notes to the Financial Statements) in excess of specified amounts by the insurance subsidiary within the holding company system are required.

The National Association of Insurance Commissioners ("NAIC") is an association whose membership consists of the insurance commissioners or their designees of the various states. The NAIC has no direct regulatory authority over insurance companies, however its primary purpose is to provide a more consistent method of regulation and reporting from state to state. This is accomplished through the issuance of model regulations, which can be adopted by individual states unmodified, modified to meet the state's own needs or requirements, or dismissed entirely.

Each year the NAIC calculates financial ratio results (commonly referred to as IRIS ratios) for each company. These ratios compare various financial information pertaining to the statutory balance sheet and income statement. The results are then compared to pre-established normal ranges determined by the NAIC. Results outside the range typically require explanation to the domiciliary insurance department.

At year end 1996, UG had two ratios outside the normal range. The first ratio compared commission allowances with statutory capital and surplus. The ratio was outside the norm due to the coinsurance agreement with First International Life Insurance Company ("FILIC"). Additional information about the coinsurance agreement with FILIC can be found in Note 7 of the Notes to the Consolidated Financial
Statements. Management does not believe that this ratio will be outside the normal range in future periods.

The second  ratio is related to  the decrease in premium  income.  The ratio fell outside the normal range the last two years. The decrease in premium income is directly attributable to the change in distribution systems and marketing strategy. The Company changed its focus from primarily a broker agency distribution system to a captive agent system and changed its marketing strategy from traditional whole life insurance products to universal life insurance products. Management is taking a long-term approach to its recent changes to the marketing and distribution systems and believes these changes will provide long-term benefits to the Company.

The Company receives funds from its insurance subsidiaries in the form of management and cost sharing arrangements (See Note 9 of the Consolidated Notes to the Financial Statements) and through dividends. Annual dividends in excess of maximum amounts prescribed by state statutes ("extraordinary dividends") may not be paid without the prior approval of the insurance commissioner in which an insurance subsidiary is domiciled. (See Note 2 of the Consolidated Notes to the Financial Statements.)

The NAIC has adopted Risk-Based Capital ("RBC") requirements for life/health insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, mortality and morbidity, asset and liability matching and other business factors. The RBC formula will be used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines new minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the insurance company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Insurance companies below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action. The levels and ratios are as follows:

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

     * Or, 2.5 with negative trend.

At December 31, 1996, each of the Company's insurance subsidiaries has a Ratio that is in excess of 300% of the authorized control level; accordingly the Company's subsidiaries meet the RBC requirements.

The NAIC has recently released the Life Illustration Model Regulation. This regulation requires products which contain non-guaranteed elements, such as universal life and interest sensitive life, to comply with certain actuarially established tests. These tests are intended to target future performance and profitability of a product under various scenarios. The regulation does not prevent a company from selling a product which does not meet the various tests. The only implication is the way in which the product is marketed to the consumer. A product which does not pass the tests uses guaranteed assumptions rather than current assumptions in presenting future product performance to the consumer.

As states in which the Company does business adopt the regulation or adopt a modified version of the regulation, the Company will be required to comply with this new regulation. The Company may need to modify existing products or sales methods.

The NAIC has proposed a new Model Investment Law that may affect the statutory carrying values of certain investments; however, the final outcome of that proposal is not certain, nor is it possible to predict what impact the proposal will have on the Company or whether the proposal will be adopted in the foreseeable future.


FUTURE OUTLOOK

The Company operates in a highly competitive industry. In connection with the development and sale of its products, the Company encounters significant competition from other insurance companies, many of which have financial resources or ratings greater than those of the Company.


The insurance industry is a mature industry. In recent years, the industry has experienced virtually no growth in life insurance sales, though the aging population has increased the demand for retirement savings products. Management believes that the Company's ability to compete is dependent upon, among other things, its ability to attract and retain agents to market its insurance products and its ability to develop competitive and profitable products.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, accounting for stock-based compensation. The adoption of this standard did not have a material impact on the Company's financial statements.


Listed below are the financial statements included in this Part of the Annual Report on SEC Form 10-K:


UNITED TRUST, INC. AND CONSOLIDATED SUBSIDIARIES

                                                          Page No.
   Independent Auditor's Report for the
     Years ended December 31, 1996, 1995, 1994                30


     Consolidated Balance Sheets                              31


     Consolidated Statements of Operations                    32


     Consolidated Statements of Shareholders' Equity          33


     Consolidated Statements of Cash Flows                    34


     Notes to Consolidated Financial Statements            35-55



ITEM  9.  DISAGREEMENTS  WITH ACCOUNTANTS ON  ACCOUNTING AND FINANCIAL
DISCLOSURE

None

                     Independent Auditors' Report

Board of Directors and Shareholders
United Trust, Inc.


     We have audited the accompanying consolidated balance sheets of United Trust, Inc. (an Illinois corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Trust, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     We have also audited Schedule I as of December 31, 1996, and Schedules II, IV and V as of December 31, 1996 and 1995, of United Trust, Inc. and subsidiaries and Schedules II, IV and V for each of the three years in the period then ended. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.

                                        KERBER, ECK & BRAECKEL LLP

Springfield, Illinois
March 26, 1997

UNITED TRUST, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 1996 and 1995

                    ASSETS
                                                1996            1995
Investments:
   Fixed maturities at amortized cost
    (market $181,815,225 and $197,006,257)    $179,926,785    $191,074,220
   Investments held for sale:
      Fixed maturities, at market
      (cost $1,984,661 and $3,224,039)           1,961,166       3,226,175
      Equity securities, at market
      (cost $2,086,159 and $2,086,159)           1,794,405       1,946,481
   Mortgage loans on real estate at
     amortized cost                             11,022,792      13,891,762
   Investment real estate, at cost,
      net of accumulated depreciation           10,543,490      11,978,575
   Real estate acquired in satisfaction of
      debt, at cost, net of accumulated
      depreciation                               3,846,946       5,332,413
   Policy loans                                 14,438,120      16,941,359
   Short term investments                          430,983         425,000
                                               223,964,687     244,815,985

Cash and cash equivalents                       17,326,235      12,528,025
Investment in affiliates                         4,826,584       5,169,596
Accrued investment income                        3,461,799       3,671,842
Reinsurance receivables:
   Future policy benefits                       38,745,013      13,540,413
   Policy claims and other benefits              3,856,124         861,488
Other accounts and notes receivable                894,321       1,246,367
Cost of insurance acquired                      43,917,280      55,816,934
Deferred policy acquisition costs               11,325,356      11,436,728
Cost in excess of net assets purchased,
  net of accumulated amortization                5,496,808       5,661,462
Other assets                                     1,659,455       1,555,986
          Total assets                        $355,473,662    $356,304,826

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
   Future policy benefits                     $248,879,317    $243,044,963
   Policy claims and benefits payable            3,193,806       3,110,378
   Other policyholder funds                      2,784,967       3,004,655
   Dividend and endowment accumulations         13,913,676      12,636,949
Income taxes payable:
   Current                                          70,663         215,944
   Deferred                                     13,193,431      17,762,408
Notes payable                                   19,573,953      21,447,428
Indebtedness to (from) affiliates, net              31,837         (87,869)
Other liabilities                                5,975,483       5,009,637
          Total liabilities                    307,617,133     306,144,493
Minority interests in consolidated subsidiaries 29,842,672      31,138,077


Shareholders' equity:
Common stock - no par value, stated
  value $.02 per share.
    Authorized 35,000,000 shares -
      18,700,935 and 18,675,935 shares
    issued after deducting treasury
      shares of 423,840 and 423,840                374,019         373,519
Additional paid-in capital                      18,301,974      18,288,411
Unrealized depreciation of investments
  held for sale                                    (86,058)         (1,499)
Retained earnings (accumulated deficit)           (576,078)        361,825
          Total shareholders' equity            18,013,857      19,022,256
          Total liabilities and shareholders'
              equity                          $355,473,662    $356,304,826

                            See accompanying notes.

UNITED TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Years Ended December 31, 1996

                                  1996              1995         1994

Revenues:

  Premium income             $  32,386,635    $  35,200,815 $  38,063,186
  Reinsurance premium           (4,767,743)      (5,202,690)   (5,658,697)
  Other considerations           3,504,974        3,280,823     2,969,131
  Other considerations paid
   to reinsurers                 (179,408)        (180,412)     (229,093)
  Net investment income         15,868,447       15,456,224    14,368,446
  Realized investment gains
    and (losses), net             (987,930)        (124,235)   (1,436,521)
  Other income                   1,151,395        1,438,559     1,130,176
                                46,976,370       49,869,084    49,206,628


Benefits and other expenses:

  Benefits, claims and settlement
    expenses:
       Life                     26,568,062       26,680,217    27,479,315
       Reinsurance benefits
         and claims             (2,283,827)      (2,850,228)   (2,766,776)
       Annuity                   1,892,489        1,797,475     1,314,384
       Dividends to
         policyholders           4,149,308        4,228,300     3,634,311
   Commissions and amortization
      of deferred policy
      acquisition costs          4,224,885        4,907,653     4,060,425
   Amortization of cost of
      insurance acquired         5,524,815        4,303,237     6,878,074
   Amortization of agency force          0          396,852       382,006
   Non-recurring write down of
     value of agency force               0        8,296,974             0
   Operating expenses           11,994,464       11,517,648     9,787,962
   Interest expense              1,731,309        1,966,776     1,936,324
                                53,801,505       61,244,904    52,706,025


Loss before income taxes,
  minority interest and
  equity in loss of investees   (6,825,135)     (11,375,820)   (3,499,397)

Credit for income taxes          4,703,741        4,571,028     1,965,084
Minority interest in loss
  of consolidated subsidiaries   1,278,883        4,439,496     1,035,831
Equity in loss of investees        (95,392)        (635,949)   (1,125,118)
Net loss                     $    (937,903)   $  (3,001,245) $ (1,623,600)


Net loss per
   common share              $       (0.05)   $       (0.16) $      (0.09)

Weighted average common
   shares outstanding           18,695,113       18,668,510    18,664,830

                           See accompanying notes

UNITED TRUST, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Three Years Ended December 31, 1996

                                     1996             1995           1994

Common stock
     Balance, beginning of year $   373,519    $   373,119    $   373,297
     Issued during year                 500            400              0
     Purchase treasury stock              0              0           (178)
     Balance, end of year       $   374,019    $   373,519    $   373,119



Additional paid-in capital
     Balance, beginning of year $18,288,411    $18,276,311    $18,066,119
     Issued during year              13,563         12,100              0
     Public offering of affiliate         0              0        277,559
     Purchase treasury stock              0              0        (67,367)
     Balance, end of year       $18,301,974    $18,288,411    $18,276,311



Unrealized appreciation
   (depreciation) of investments
   held for sale
     Balance, beginning of year $   (1,499)    $  (143,405)   $   (23,624)
     Change during year            (84,559)        141,906       (119,781)
     Balance, end of year       $  (86,058)    $    (1,499)   $  (143,405)




Retained earnings
  (accumulated deficit)
     Balance, beginning of year  $   361,825   $ 3,363,070    $ 4,986,670
     Net loss                       (937,903)   (3,001,245)    (1,623,600)
     Balance, end of year        $  (576,078)  $   361,825    $ 3,363,070



Total shareholders' equity,
   end of year                   $18,013,857   $19,022,256    $21,869,095


                           See accompanying notes.

UNITED TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Years Ended December 31, 1996

                                      1996           1995           1994

Increase (decrease) in cash
  and cash equivalents
Cash flows from operating
  activities:
   Net loss                   $    (937,903)  $  (3,001,245)  $  (1,623,600)
   Adjustments to reconcile
    net loss to net cash
    provided by (used in)
    operating activities
    net of changes in assets
    and liabilities resulting
    from the sales and purchases
    of subsidiaries:
     Amortization/accretion of
       fixed maturities             899,445         803,696       1,173,981
     Realized investment (gains)
       losses, net                  987,930         124,235       1,436,521
     Policy acquisition costs
       deferred                  (1,276,000)     (2,370,000)     (4,939,000)
     Amortization of deferred
       policy acquisition costs   1,387,372       1,567,748       1,137,923
     Amortization of cost of
       insurance acquired         5,524,815       4,303,237       6,878,074
     Amortization of value of
       agency force                       0         396,852         382,006
     Non-recurring write down
       of value of agency force           0       8,296,974               0
     Amortization of costs in
       excess of net assets
       purchased                    185,279         423,192         297,676
     Depreciation                   390,357         720,605         510,459
     Minority interest           (1,278,883)     (4,439,496)     (1,035,831)
     Equity in loss of investees     95,392         635,949       1,125,118
     Change in accrued
       investment income            210,043        (171,257)       (543,476)
     Change in reinsurance
       receivables                   83,871        (482,275)     (1,009,745)
     Change in policy liabilities
       and accruals               3,326,651       3,581,928       4,487,982
     Charges for mortality and
       administration of
       universal life and annuity
       products                 (10,239,476)     (9,757,354)     (9,178,363)
     Interest credited to
       account balances           7,075,921       6,644,282       5,931,019
     Change in income taxes
       payable                   (4,714,258)     (4,595,571)     (2,120,009)
     Change in indebtedness
       (to) from affiliates,
       net                          119,706         (20,004)        375,848
     Change in other assets and
       liabilities, net             944,824      (2,208,660)     (1,142,055)
Net cash provided by operating
  activities                      2,785,086         452,836       2,144,528

Cash flows from investing
  activities:
   Proceeds from investments
     sold and matured:
     Fixed maturities held
       for sale                   1,152,736         619,612         250,000
     Fixed maturities sold       18,736,612               0               0
     Fixed maturities matured    20,787,782      16,265,140      23,894,954
     Equity securities                8,990         104,260          49,557
     Mortgage loans               3,364,427       2,252,423       4,029,630
     Real estate                  3,219,851       1,768,254       2,640,025
     Policy loans                 3,937,471       4,110,744       4,064,602
     Short term                     825,000          25,000       1,103,856
Total proceeds from investments
  sold and matured               52,032,869      25,145,433      36,032,624

Cost of investments acquired:
     Fixed maturities           (29,365,111)    (25,112,358)    (52,768,480)
     Equity securities                    0      (1,000,000)       (249,925)
     Mortgage loans                (503,113)       (322,129)     (5,611,967)
     Real estate                   (841,793)     (1,927,413)     (3,321,599)
     Policy loans                (4,329,124)     (4,713,471)     (3,886,821)
     Short term                    (830,983)       (100,000)       (650,000)
Total cost of investments
   acquired                     (35,870,124)    (33,175,371)    (66,488,792)

Cash of subsidiary at
  date of sale                            0               0      (3,134,343)
Cash received in sale
  of subsidiary                           0               0       4,995,804
Net cash provided by (used
  in) investing activities       16,162,745      (8,029,938)    (28,594,707)

Cash flows from financing
  activities:
   Policyholder contract
     deposits                    22,245,369      25,021,983      23,110,031
   Policyholder contract
     withdrawals                (15,433,644)    (16,008,462)    (14,893,221)
   Net cash transferred from
     coinsurance ceded          (19,088,371)              0               0
   Proceeds from notes payable    9,050,000         300,000               0
   Payments of principal on
     notes payable              (10,923,475)       (905,861)     (2,305,687)
   Purchase of treasury stock             0               0         (67,545)
   Proceeds from issuance of
     common stock                       500             400               0
Net cash provided by (used in)
  financing activities          (14,149,621)      8,408,060       5,843,578

Net increase (decrease) in
  cash and cash equivalents       4,798,210         830,958     (20,606,601)
Cash and cash equivalents at
  beginning of year              12,528,025      11,697,067      32,303,668
Cash and cash equivalents at
  end of year                 $  17,326,235   $  12,528,025   $  11,697,067

                         See accompanying notes.

UNITED TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. ORGANIZATION - At December 31, 1996, the parent, significant majority-owned subsidiaries and affiliates of United Trust, Inc. were as depicted on the following organizational chart.

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

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

         B. NATURE OF OPERATIONS - United Trust, Inc. is an insurance holding company that through its insurance subsidiaries sells individual life insurance products. The Company's principal market is the midwestern United States. The primary focus of the Company has been the servicing of existing insurance business in force, the solicitation of new life insurance products and the acquisition of other companies in similar lines of business.

         C. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Investments in 20% to 50% owned affiliates in which management has the ability to exercise significant influence are included based on the equity method of accounting and the Company's share of such affiliates' operating results is reflected in Equity in loss of investees. Other investments in affiliates are carried at cost. All significant
             intercompany   accounts   and  transactions   have   been
             eliminated.

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

             Real estate -- at cost, less allowances for depreciation and any impairment which would result in a carrying value below net realizable value. Foreclosed real estate is adjusted for any impairment at the foreclosure date. Accumulated depreciation on real estate was $1,340,746 and $1,049,652 as of December 31, 1996 and
             1995, respectively.

             Policy loans -- at unpaid balances including accumulated interest but not in excess of the cash surrender value.

             Short-term investments -- at cost, which approximates current market value.

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

         H. DEFERRED POLICY ACQUISITION COSTS - Commissions and other costs of acquiring life insurance products that vary with and are primarily related to the production of new business have been deferred. Traditional life insurance acquisition costs are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves.

             For universal life insurance and interest sensitive life insurance products, acquisition costs are being amortized generally in proportion to the present value of expected gross profits from surrender charges and investment, mortality, and expense margins. Under SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," the Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates it expects to experience in future periods. These assumptions are to be best estimates and are to be periodically updated whenever actual experience and/or expectations for the future change from initial
             assumptions.        The    amortization    is    adjusted
             retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.

             The   following   table   summarizes   deferred    policy
             acquisition costs and related data for the years shown.

                                     1996          1995         1994
    Deferred, beginning of year $ 11,437,000  $ 10,634,000 $  7,160,000

    Acquisition costs deferred:
      Commissions, net of
        reinsurance of $0
        $0 and $1,837,000            845,000     1,838,000    3,182,000

      Marketing, salaries and
        other expenses               431,000       532,000    1,757,000

      Total                        1,276,000     2,370,000    4,939,000

      Interest accretion             408,000       338,000      181,000
      Amortization charged
        to income                 (1,796,000)   (1,905,000)  (1,319,000)
      Net amortization            (1,388,000)   (1,567,000)  (1,138,000)

      Deferred acquisition
        costs disposed of at
        sale of subsidiary                 0             0     (327,000)
      Change for the year           (112,000)      803,000    3,474,000
    Deferred, end of year       $ 11,325,000  $ 11,437,000 $ 10,634,000

             The following table reflects the components of the income statement for the line item Commissions and amortization of deferred policy acquisition costs:


                                         1996         1995        1994


          Net amortization of
            deferred policy
            acquisition costs  $  1,388,000  $  1,567,000 $  1,138,000
          Commissions             2,837,000     3,341,000    2,922,000
            Total               $ 4,225,000  $  4,908,000 $  4,060,000


             Estimated net amortization expense of deferred policy acquisition costs for the next five years is as follows:

                                  Interest                     Net
                                 Accretion   Amortization  Amortization

             1997                $  400,000  $ 1,600,000    $ 1,200,000
             1998                   400,000    1,500,000      1,100,000
             1999                   300,000    1,300,000      1,000,000
             2000                   300,000    1,200,000        900,000
             2001                   300,000    1,000,000        700,000


         I. COST OF INSURANCE ACQUIRED - When an insurance company is acquired, the Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition. The cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies. Cost of Insurance Acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates utilized in the amortization calculation are 9% on approximately 24% of the balance and 15% on the remaining balance. The interest rates vary due to differences in the blocks of business.

                                         1996         1995        1994

             Cost of insurance acquired,
               beginning of year    $ 55,817,000 $ 60,120,000 $ 68,995,000
               Additions from
                 acquisitions                  0            0            0
               Interest accretion      6,313,000    7,044,000    7,593,000
               Amortization          (11,838,000) (11,347,000) (14,471,000)
                 Net amortization     (5,525,000)  (4,303,000)  (6,878,000)
               Balance attributable to
                 coinsurance agreement(6,375,000)           0            0
               Balance attributable to
                 subsidiary at date
                 of sale                       0            0   (1,379,000)
               Balance attributable to
                 downstream merger of
                 subsidiary                    0            0     (618,000)
               Write-offs due to impairment    0            0            0
             Cost of insurance acquired,
               end of year          $ 43,917,000 $ 55,817,000 $ 60,120,000

             Estimated net amortization expense of cost of insurance acquired for the next five years is as follows:



                                       Interest                   Net
                                       Accretion  Amortization Amortization

             1997                   $  5,500,000  $  9,200,000  $3,700,000
             1998                      5,100,000     8,200,000   3,100,000
             1999                      4,800,000     7,200,000   2,400,000
             2000                      4,600,000     6,700,000   2,100,000
             2001                      4,400,000     6,700,000   2,300,000


         J. COST IN EXCESS OF NET ASSETS PURCHASED - Cost in excess of net assets purchased is the excess of the amount paid to acquire a company over the fair value of its net assets. Cost in excess of net assets purchased are amortized over periods not exceeding forty years using the straight-line method. Management reviews the valuation and amortization of goodwill on an annual basis. As part of this review, the Company estimates the value of and the estimated undiscounted future cash flows expected to be generated by the related subsidiaries to determine that no impairment has occurred. Accumulated amortization of cost in excess of net assets purchased was $1,265,146 and $1,079,867 as of December 31, 1996 and 1995, respectively.

         K. FUTURE POLICY BENEFITS AND EXPENSES - The liabilities for traditional life insurance and accident and health insurance policy benefits are computed using a net level method. These liabilities include assumptions as to investment yields, mortality, withdrawals, and other assumptions based on the life insurance subsidiaries' experience adjusted to reflect anticipated trends and to include provisions for possible unfavorable deviations. The Company makes these assumptions at the time the contract is issued or, in the case of contracts acquired by purchase, at the purchase date. Benefit reserves for traditional life insurance policies include certain deferred profits on limited-payment policies that are being recognized in income over the policy term. Policy benefit claims are charged to expense in the period that the claims are incurred. Current mortality rate assumptions are based on 1975-80 select and ultimate tables. Withdrawal rate assumptions are based upon Linton B or Linton C.

             Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances. Interest crediting rates for universal life and interest sensitive products range from 5.0% to 6.0% in 1996, 1995 and 1994.

         L. POLICY AND CONTRACT CLAIMS - Policy and contract claims include provisions for reported claims in process of settlement, valued in accordance with the terms of the policies and contracts, as well as provisions for claims incurred and unreported based on prior experience of the Company.

         M. PARTICIPATING INSURANCE - Participating business represents 30% and 34% of the ordinary life insurance in force at December 31, 1996 and 1995, respectively. Premium income from participating business represents 52%, 55%, and 53% of total premiums for the years ended December 31, 1996, 1995 and 1994, respectively. The amount of dividends to be paid is determined annually by the respective insurance subsidiary's Board of Directors. Earnings allocable to participating policyholders are based on legal requirements which vary by state.

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

         Q. CASH EQUIVALENTS - The Company considers certificates of deposit and other short-term instruments with an original purchased maturity of three months or less cash equivalents.

         R. RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the 1996 presentation. Such reclassifications had no effect on previously reported net income, total assets, or shareholders' equity.

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


2.  SHAREHOLDER DIVIDEND RESTRICTION

At December 31, 1996, substantially all of consolidated shareholders' equity represents net assets of UTI's subsidiaries. The payment of cash dividends to shareholders by UTI or UTG is not legally restricted. UG's dividend limitations are described below.

Ohio  domiciled   insurance   companies  require   five   days   prior
notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of:
a) prior year statutory earnings or b) 10% of statutory capital and surplus. For the year ended December 31, 1996, UG had a statutory gain from operations of $8,006,000. At December 31, 1996, UG's statutory capital and surplus amounted to $10,227,000. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.

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

The following table summarizes the companies with this situation and the maximum amount of income which has not been taxed in each.
                                 Shareholders'      Untaxed
                    Company        Surplus          Balance
                      ABE       $  5,242,000    $  1,150,000
                      APPL         4,943,000       1,525,000
                       UG         24,038,000       4,364,000
                      USA            981,000               0


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

Life insurance company taxation is based primarily upon statutory results with certain special deductions and other items available only to life insurance companies. Income tax expense consists of the following components:


                                 1996          1995         1994
        Current tax
          expense (credit) $  (148,000)  $     3,000    $   51,000
        Deferred tax
          expense (credit)  (4,556,000)   (4,574,000)   (2,016,000)
                           $(4,704,000)  $(4,571,000)  $(1,965,000)


The Companies have net operating loss carryforwards for federal income tax purposes expiring as follows:

                                 UTI           UG          FCC
                 2002   $          0  $         0   $   527,000
                 2003         50,000            0       285,000
                 2004        826,000            0       283,000
                 2005        293,000            0       139,000
                 2006        213,000    2,109,000        33,000
                 2007        111,000      783,000       676,000
                 2008              0      940,000         4,000
                 2009              0            0       169,000
                 2010              0            0        19,000
                 TOTAL   $ 1,493,000  $ 3,832,000   $ 2,135,000

The Company has established a deferred tax asset of $2,611,000 for its operating loss carryforwards and has established an allowance of $2,088,000.

The following table shows the reconciliation of net income to taxable income of UTI:
                                   1996          1995           1994

      Net income (loss)     $  (938,000) $  (3,001,000) $  (1,624,000)
      Federal income tax
        provision (credit)      (60,000)       154,000         40,000
      Loss (earnings) of
        subsidiaries            715,000      2,613,000        341,000
      Loss (earnings) of
        investees                95,000        636,000      1,125,000
      Write off of investment
        in affiliate            315,000         10,000        212,000
      Write off of note
        receivable              211,000              0              0
      Depreciation                1,000          3,000          4,000
      Other                      26,000         22,000         20,000
      Taxable income (loss) $   365,000 $      437,000  $     118,000


UTI has a net operating loss carryforward of $1,493,000 at December 31, 1996. UTI has averaged $270,000 in taxable income over the past four years and must average taxable income of $136,000 per year to fully realize its net operating loss carryforwards. UTI's operating loss carryforwards do not begin to expire until 2003. Management believes future earnings of UTI will be more than sufficient to fully utilize its net operating loss carryforwards.

The provision or (credit) for income taxes shown in the statements of operations does not bear the normal relationship to pre-tax income as a result of certain permanent differences. The sources and effects of such differences are summarized in the following table:

                                     1996          1995          1994
    Tax computed at standard
      corporate rate         $  (2,389,000) $ (3,982,000) $ (1,225,000)
    Changes in taxes due to:
      Cost in excess of net
       assets purchased             65,000        61,000       104,000
      Special insurance deductions       0             0       (24,000)
      Benefit of prior losses   (2,393,000)     (602,000)     (649,000)
      Other                         13,000       (48,000)     (171,000)
    Income tax expense
     (credit)                $  (4,704,000) $ (4,571,000) $ (1,965,000)

The following table summarizes the major components which comprise the deferred tax liability as reflected in the balance sheets:

                                       1996           1995

            Investments         $   (122,251)  $    (48,918)
            Cost of insurance
              acquired            16,637,884     20,860,602
            Other assets            (187,747)             0
            Deferred policy
             acquisition costs     3,963,875      4,002,855
            Agent balances           (65,609)       (71,625)
            Furniture and
             equipment               (37,683)       (82,257)
            Discount of notes        922,766      1,003,038
            Management/consulting
             fees                   (733,867)      (841,991)
            Future policy benetits(5,906,087)    (5,039,938)
            Gain on sale of
             subsidiary            2,312,483      2,312,483
            Net operating loss
             carryforward           (522,392)      (650,358)
            Other liabilities     (1,151,405)      (818,484)
            Federal tax DAC       (1,916,536)    (2,862,999)
            Deferred tax
             liability        $   13,193,431  $  17,762,408


4.  ANALYSIS OF INVESTMENTS, INVESTMENT INCOME AND INVESTMENT GAIN

A. NET INVESTMENT INCOME - The following table reflects net investment income by type of investment:
                                               December 31,
                                     1996          1995          1994

       Fixed maturities and
         fixed maturities
         held for sale        $ 13,326,312  $ 13,190,121  $ 12,185,941
       Equity securities            88,661        52,445         3,999
       Mortgage loans            1,047,461     1,257,189     1,423,474
       Real estate                 794,844       975,080       990,857
       Policy loans              1,121,538     1,041,900     1,014,723
       Short-term investments      515,346       505,637       444,135
       Other                       197,188       158,290       221,125
       Total consolidated
        investment income       17,091,350    17,180,662    16,284,254
       Investment expense       (1,222,903)   (1,724,438)   (1,915,808)
       Consolidated net
        investment income     $ 15,868,447  $ 15,456,224  $ 14,368,446

At December 31, 1996, the Company had a total of $6,025,000 of investments, comprised of $5,325,000 in real estate including its home office property and $700,000 in equity securities, which did not produce income during 1996.

The following table summarizes the Company's fixed maturity holdings and investments held for sale by major classifications:
                                               Carrying Value
                                                1996       1995

     Investments held for sale:
       Fixed maturities                 $   1,961,166  $  3,226,175
       Equity securities                    1,794,405     1,946,481
     Fixed maturities:
       U.S. Government, government agencies
        and authorities                    28,554,631    27,488,188
       State, municipalities and political
        subdivision                        14,421,735     6,785,476
       Collateralized mortgage obligations 13,246,781    15,395,913
       Public utilities                    51,821,989    59,136,696
       All other corporate bonds           71,881,649    82,267,947
                                        $ 183,682,356  $196,246,876

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

The following table summarizes by category securities held that are below investment grade at amortized cost:

             Below Investment
             Grade Investments             1996       1995       1994
         State, Municipalities
           and Political
           Subdivisions              $    10,042  $       0  $   32,370
         Public Utilities                117,609    116,879     168,869
         Corporate                       813,717    819,010     848,033
         Total                       $   941,368  $ 935,889  $1,049,272

B.  INVESTMENT SECURITIES

    The   amortized  cost   and  estimated   market   values  of investments
    in  securities  including investments  held  for  sale are as follows:


                          Cost or       Gross        Gross      Estimated
                          Amortized   Unrealized   Unrealized     Market
     1996                   Cost        Gains        Losses        Value
     Investments Held
     for Sale:
       U.S. Government
        and govt. agencies
        and authorities  $1,461,068  $         0 $  17,458    $ 1,443,609
       States, municipalities
        and political
        subdivisions        145,199          665     6,397        139,467
       Collateralized
         mortgage
         obligations              0            0         0              0
       Public utilities     119,970          363       675        119,658
       All other
        corporate bonds     258,424        4,222     4,215        258,432
                          1,984,661        5,250    28,745      1,961,166
       Equity securities  2,086,159       37,000   328,754      1,794,405
       Total             $4,070,820  $    42,250 $ 357,499    $ 3,755,571


     Held to Maturity
     Securities:
       U.S. Government
         and govt. agencies
         and authorities $28,554,631  $  421,523 $  136,410    $28,839,744
       States, municipalities
         and political
         subdivisions     14,421,735     318,682     28,084     14,712,333
       Collateralized
         mortgage
         obligations      13,246,780     175,163    157,799     13,264,145
       Public utilities   51,821,990     884,858    381,286     52,325,561
       All other
         corporate bond   71,881,649   1,240,230    448,437     72,673,442
       Total            $179,926,785 $ 3,040,456 $1,152,016  $181,815,225

                          Cost or       Gross       Gross       Estimated
                         Amortized   Unrealized   Unrealized      Market
     1995                   Cost        Gains        Losses        Value


     Investments Held
     for Sale:
       U.S. Government
        and govt. agencies
        and authorities  $2,001,860  $   2,579    $      621  $  2,003,818
       States, municipalities
        and political
        subdivisions        812,454     14,313         3,749       823,018
       Collateralized
        mortgage obligations 32,177        506             0        32,683
       Public utilities     119,379        572         2,123       117,828
       All other corporate
        bonds               258,169        337         9,678       248,828
                          3,224,039     18,307        16,171     3,226,175
       Equity securities  2,086,159     80,721       220,399     1,946,481
       Total             $5,310,198  $  99,028    $  236,570   $ 5,172,656


    Held to Maturity
     Securities:

       U.S. Government
        and govt. agenciees
        and authorities  $27,488,188  $ 841,786  $   76,417    $28,253,557
       States, municipalities
        and political
        subdivisions       6,785,476    305,053      10,895      7,079,634
       Collateralized
        mortgage
        obligations       15,395,913    295,344      67,472     15,623,785
       Public utilities   59,136,696  2,279,509     134,091     61,282,114
       All other corporate
        bonds             82,267,947  2,974,553     475,333     84,767,167
       Total            $191,074,220 $6,696,245  $  764,208   $197,006,257


The amortized cost of debt  securities at December 31, 1996, by
contractual  maturity,  are   shown  below.    Expected  maturities will
differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

             Fixed Maturities Held for Sale  Amortized
                     December 31, 1996         Cost
                 Due in one year or less  $   139,724
                 Due after one year
                 through five years         1,569,804
                 Due after five years
                 through ten years            115,183
                 Due after ten years          159,950
                                           $1,984,661


                 Fixed Maturities Held to    Amortized
                         Maturity              Cost
                     December 31, 1996
                 Due in one year or less    $13,222,084
                 Due after one year
                 through five years          74,120,886
                 Due after five years
                 through ten years           77,222,430
                 Due after ten years         15,361,385
                                           $179,926,785

Proceeds from sales, calls and maturities of investments in debt securities during 1996 were $40,677,000. Gross gains of $101,000 and gross losses of $276,000 were realized on those sales, calls and maturities.

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

C. INVESTMENTS ON DEPOSIT - At December 31, 1996, investments carried at approximately $18,016,000 were on deposit with various state insurance departments.

D. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES - The Company's investment in United Income, Inc., a 30% owned affiliate, is carried at an amount equal to the Company's share of the equity of United Income. The Company's equity in United Income, Inc. includes the original investment of $194,304, an increase of $4,359,749 resulting from a public offering of stock and the Company's share of earnings and losses since inception.


5.  DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The financial statements include various estimated fair value information at December 31, 1996 and 1995, as required by Statement of Financial Accounting Standards 107, Disclosure about Fair Value of Financial Instruments ("SFAS 107"). Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company.

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

(f)  Short-term investments

For  short-term  instruments,  the  carrying amount  is  a  reasonable estimate of fair value. All short-term instruments represent certificates of deposit with various banks and all are protected under FDIC.

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

The estimated fair values of the Company's financial instruments required to be valued by SFAS 107 are as follows as of December 31:

                             1996                 1995
                                   Estimated                   Estimated
        Assets         Carrying      Fair          Carrying       Fair
                        Amount       Value          Amount       Value
     Fixed maturities $179,926,785 $181,815,225  $191,074,220  $197,006,257
     Fixed maturities
      held for sale      1,961,166    1,961,166     3,226,175     3,226,175
     Equity securities   1,794,405    1,794,405     1,946,481     1,946,481
     Mortgage loans on
      real estate       11,022,792   11,022,792    13,891,762    13,891,762
     Policy loans       14,438,120   14,438,120    16,941,359    16,941,359
     Short-term
      investments          430,983      430,983       425,000       425,000
     Investment in real
      estate            10,543,490   10,543,490    11,978,575    11,978,575
     Real estate acquired
      in satisfaction
      of debt            3,846,946    3,846,946     5,332,413     5,332,413
     Notes receivable      840,066      783,310       840,066       775,399

     Liabilities
     Notes payable      19,573,953   18,937,055    21,447,428    20,747,991

6.  STATUTORY EQUITY AND GAIN FROM OPERATIONS

The Company's insurance subsidiaries are domiciled in Ohio, Illinois and West Virginia and prepare their statutory-based financial statements in accordance with accounting practices prescribed or permitted by the respective insurance department. These principles differ significantly from generally accepted accounting principles. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, from company to company within a state, and may change in the future. The NAIC currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which is expected to be completed in 1997, will likely change prescribed statutory accounting practices and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements. UG's total statutory shareholders' equity was $10,227,000 and $7,274,000 at December 31, 1996 and 1995,
respectively. The Company's insurance subsidiaries reported combined statutory gain from operations (exclusive of intercompany dividends) was $10,692,000, $4,076,000 and $3,071,000 for 1996, 1995 and 1994,
respectively.


7.  REINSURANCE

The Company assumes risks from, and reinsures certain parts of its risks with other insurers under yearly renewable term and coinsurance agreements which are accounted for by passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of all benefit payments. While the amount retained on an individual life will vary based upon age and mortality prospects of the risk, the Company generally will not carry more than $125,000 individual life insurance on a single risk.

The Company has reinsured approximately $1.109 billion, $1.088 billion and $1.217 billion in face amount of life insurance risks with other insurers for 1996, 1995 and 1994, respectively. Reinsurance receivables for future policy benefits were $38,745,000 and $13,540,000 at December 31, 1996 and 1995, respectively, for estimated recoveries under reinsurance treaties. Should any of the reinsurers be unable to meet its obligation at the time of the claim, obligation to pay such claim would remain with the Company.

The Company's insurance subsidiary (UG) entered into a coinsurance agreement with First International Life Insurance Company ("FILIC") as of September 30, 1996. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to non-premium paying life insurance policies. A.M. Best, an industry rating company, assigned a Best's Rating of A++ (Superior) to The Guardian Life Insurance Company of America ("Guardian"), parent of FILIC, based on the consolidated financial condition and operating performance of the company and its life/health subsidiaries. The agreement with FILIC accounts for approximately 66% of the reinsurance receivables as of December 31, 1996.

As a result  of the FILIC  coinsurance agreement, effective  September
30, 1996, UG received a reinsurance credit in the amount of $28,318,000 in exchange for an equal amount of assets. UG also received $6,375,000 as a commission allowance.

Currently, the Company is utilizing reinsurance agreements with Business Men's Assurance Company, ("BMA") and Life Reassurance Corporation, ("LIFE RE") for new business. BMA and LIFE RE each hold an "A+" (Superior) rating from A.M. Best, an industry rating company. The reinsurance agreements were effective December 1, 1993, and cover all new business of the Company. The agreements are a yearly renewable term ("YRT") treaty where the Company cedes amounts above its retention limit of $100,000 with a minimum cession of $25,000.

The   Company  does  not  have  any  short-duration  reinsurance
contracts.   The  effect  of the  Company's long-duration  reinsurance
contracts on premiums earned in 1996, 1995 and 1994 was as follows:

                                 Shown in thousands
                            1996        1995       1994
                          Premiums    Premiums   Premiums
                           Earned      Earned     Earned
            Direct      $   32,387  $  35,201  $   38,063
            Assumed              0          0           0
            Ceded           (4,768)    (5,203)     (5,659)
            Net premiums$   27,619  $  29,998  $   32,404

8.  COMMITMENTS AND CONTINGENCIES

The insurance industry has experienced a number of civil jury verdicts which have been returned against life and health insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgments against the insurer, including material amounts of punitive damages. In some states, juries have substantial discretion in awarding punitive damages in these circumstances.

Under insurance guaranty fund laws in most states, insurance companies doing business in a participating state can be assessed up to prescribed limits for policyholder losses incurred by insolvent or failed insurance companies. Although the Company cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer's financial strength. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. The Company does not believe such assessments will be materially different from amounts already provided for in the financial statements.

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

USA paid  $1,568,000, $2,015,000 and $1,357,000  under their agreement with UII for 1996, 1995 and 1994, respectively. UII paid $941,000, $1,209,000 and $814,000 under their agreement with UTI for 1996, 1995 and 1994, respectively.

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


10.  CAPITAL STOCK TRANSACTIONS

  A.   PUBLIC OFFERING OF AFFILIATE STOCK

          During 1991, an affiliated company, United Fidelity, Inc., ("UFI") began a stock offering in the State of Illinois. UFI was offering 400,000 units, each unit consisting of one share of no par value common stock and one share of Class A Preferred Stock, $15 par value per share, 9% non-cumulative convertible. The units were being offered to the public at $30 per unit. Due to large losses reported by UFI, the sale of stock units to the public was stopped on June 2, 1994. The Board of Directors of UFI voted to voluntarily terminate the offering on August 18, 1994.

          The Company accounted for the investment in UFI using the equity method. At December 31, 1994, the Company charged off its remaining investment in UFI of $212,247. The
          Company determined any material recoverability of its investment to be unlikely due to continuing losses and limited capital of UFI. On May 26, 1995, pursuant to a plan of restructure of UFI's subsidiary, First Fidelity Mortgage Company (FFMC), UTI surrendered its common stock holdings of UFI for no value. Additionally, as a part of the FFMC restructure, UTI invested $615,000 in preferred stock of FFMC, representing 100% of the outstanding preferred stock of FFMC, and $10,000 in common stock of FFMC, representing approximately 14% of the outstanding common stock. Due to continued losses by FFMC, UTI realized losses of $315,000 and $10,000 from writedowns of their investment in FFMC at December 31, 1996 and 1995, respectively.


  B.   STOCK OPTION PLAN

          In 1985, the Company initiated a nonqualified stock option plan for employees, agents and directors of the Company under which options to purchase up to 440,000 shares of the company's common stock are granted at $.02 per share. Through December 31, 1996 options for 424,375 shares were granted and exercised. Options for 15,625 shares remain available for grant.

          During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, accounting for stock-based compensation. The adoption of this standard did not have a material impact on the Company's financial statements.

          Following is a summary of stock option transactions for the three years ended December 31, 1996:

                                       1996      1995      1994
       Option Shares exercised       25,000    20,000         0
       Compensation expense
        charged to operatiions   $   13,563 $  12,100  $      0
       Approximate percent of
        market value at which
        options were granted           3.6%      3.2%        0%

  C.   DEFERRED COMPENSATION PLAN

          UTI and FCC established a deferred compensation plan during 1993 pursuant to which an officer or agent of FCC, UTI or affiliates of UTI, could defer a portion of their income over the next two and one-half years in return for a deferred compensation payment payable at the end of seven years in the amount equal to the total income deferred plus interest at a rate of approximately 8.5% per annum and a stock option to purchase shares of common stock of UTI. An officer or agent received an immediately exercisable option to purchase 23,000 shares of UTI common stock at $1.75 per share for each $25,000 ($10,000 per year for two and one-half years) of total income deferred. The option expires on December 31, 2000. A total of 1,050,000 options were granted in 1993 under this plan. As of December 31, 1996 no options were exercised. At December 31, 1996 and 1995, the Company held a liability of $1,268,000 and $1,167,000, respectively, relating to this plan.


11.  NOTES PAYABLE


At December 31, 1996, the Company has $19,574,000 in long term debt outstanding. The debt is comprised of the following components:

                                          1996          1995
           Senior debt               $ 8,400,000   $ 10,400,000
           Subordinated 10 yr. notes   6,209,000      6,209,000
           Subordinated 20 yr. notes   3,815,000      3,815,000
           Other notes payable         1,150,000      1,000,000
           Encumbrance on real estate          0         23,000
                                    $ 19,574,000   $ 21,447,000

On May 8, 1996, FCC refinanced its senior debt of $8,900,000. The refinancing was completed through First of America Bank - NA and is subject to a credit agreement. The refinanced debt bears interest to a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate". The base rate at issuance of the loan was 8.25%, and has remained unchanged through March 1, 1997. Interest is paid quarterly. Principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. On November 8, 1996, the Company prepaid $500,000 of the May 8, 1997 principal payment.

The credit agreement contains certain covenants with which the Company must comply. The covenants contain provisions common to a loan of this type and include such items as: a minimum consolidated net worth of FCC to be no less than 400% of the outstanding balance of the debt, Statutory capital and surplus of Universal Guaranty Life Insurance Company be maintained at no less than $6,500,000; an earnings covenant requiring the sum of the pre-tax earnings plus non-cash charges of FCC (based on parent only GAAP practices) shall not be less than two hundred percent (200%) of the Company's interest expense on all of its debt service. The Company is current and in compliance with all of the terms on all of its outstanding debt and does not foresee any problem in maintaining compliance in the future.

United Income, Inc. (UII) and First Fidelity Mortgage Company through an assignment from United Trust, Inc. owned a participating interest of $700,000 and $300,000 respectively of the senior debt. At the date of the refinance, these obligations were converted from participations of senior debt to promissory notes. These notes bear interest at the rate of 1% above the variable per annum rate of interest most recently published by the Wall Street Journal as the prime rate. Interest is payable quarterly with principal due at maturity on May 8, 2006. In February 1996, FCC borrowed an additional $150,000 from UII to provide additional cash for liquidity. The note bears interest at the rate of 1% over prime as published in the Wall Street Journal, with interest payments due quarterly and principal due upon maturity of the note on June 1, 1999.

The subordinated debt was incurred June 16, 1992 as a part of an acquisition. The 10 year notes bear interest at the rate of 7 1/2%
per annum, payable semi-annually beginning  December 16, 1992.   These
notes provide for principal payments equal to 1/20th of the principal balance due with each interest installment beginning June 16, 1997, with a final payment due June 16, 2002. During 1995, the Company refinanced $300,695 of 10 year notes to 20 year notes bearing interest at the rate of 8.75%. The repayment terms of these notes are similar to the original 20 year notes. The 20 year notes bear interest at the rate of 8 1/2% per annum, payable semi-annually beginning December 16, 1992, with a lump sum principal payment due June 16, 2012. The Company's subordinated debt consists of $4,495,000 and $3,532,000 of ten year and twenty year notes, respectively, owed to current officers and directors of the Company or its affiliates.

Scheduled principal reductions on the Company's debt for the next five years is as follows:

                      Year      Amount

                      1997   $ 1,037,000
                      1998     1,537,000
                      1999     1,687,000
                      2000     1,537,000
                      2001     1,537,000


12.  OTHER CASH FLOW DISCLOSURE

The Company recognized an increase in its paid-in capital of $0, $0 and $277,559 for the years 1996, 1995 and 1994 respectively, from its equity investment in UFI from the offering price per share of UFI exceeding UTI's carrying amount per share.

On a cash basis, the Company paid $1,700,973, $1,934,326 and $1,937,123 in interest expense for the years 1996, 1995 and 1994, respectively. The Company paid $17,634, $25,821 and $190 in federal income tax for 1996, 1995 and 1994, respectively.

The Company's insurance subsidiary (UG) entered into a coinsurance agreement with First International Life Insurance Company (FILIC) as of September 30, 1996. At closing of the transaction, UG received a coinsurance credit of $28,318,000 for policy liabilities covered under the agreement. UG transferred assets equal to the credit received. This transfer included policy loans of $2,855,000 associated with policies under the agreement and a net cash transfer of $19,088,000 after deducting the ceding commission due UG of $6,375,000.

13.  NON-RECURRING WRITE DOWN OF VALUE OF AGENCY FORCE ACQUIRED

The Company recognized a non-recurring write down of $8,297,000 on its value of agency force acquired for the year ended December 31, 1995. The write down released $2,904,000 of the deferred tax liability and $3,327,000 was attributed to minority interest in loss of consolidated subsidiaries. In addition, equity loss of investees was negatively impacted by $542,000. The effect of this write down resulted in an increase in the net loss of $2,608,000. This write down is directly related to the Company's change in distribution systems. Due to the broker agency force not meeting management's expectations and lack of production, the Company has changed its focus from a primarily broker agency distribution system to a captive agent system. With the change in focus, most of the broker agents were terminated and therefore, management re-evaluated the value of the agency force carried on the balance sheet. For purposes of the write-down, the broker agency force has no future expected cash flows and therefore warranted a write-off of the value. The write down is reported as a separate line item "non-recurring write down of value of agency force acquired" and the release of the deferred tax liability is reported in the credit for income taxes payable in the Statement of Operations. In addition, the impact to minority interest in loss of consolidated subsidiaries and equity loss of investees is in the Statement of Operations.


14.  CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial institutions which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


15.  PENDING CHANGE IN CONTROL OF UNITED TRUST, INC.

On September 23, 1996, UTI and UII entered into a stock purchase agreement with LaSalle Group, Inc., a Delaware corporation ("LaSalle"), whereby LaSalle will acquire 12,000,000 shares of authorized but unissued shares of UTI for $1.00 per share and 10,000,000 shares of authorized but unissued shares of UII for $0.70 per share. Additionally, LaSalle intends, contemporaneously with the closing of the above transaction, to purchase in privately negotiated transactions additional shares of UTI and UII so that LaSalle will own not less than 51% of the outstanding common stock of UTI and indirectly control 51% of UII.

The agreement requires and is pending approval of the Commissioner of Insurance of the State of Ohio, Illinois and West Virginia, (the states of domicile of the insurance subsidiaries). It is anticipated the transaction will be completed during the second quarter of 1997.

16.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                                          1996
                               1st         2nd         3rd         4th
  Premium income and other
    considerations, net   $8,481,511  $ 8,514,175  $ 7,348,199  $ 6,600,573
  Net investment income    3,973,349    3,890,127    4,038,831    3,966,140
  Total revenues          12,870,140   12,455,875   11,636,614   10,013,741
  Policy benefits
   including dividends     6,528,760    7,083,803    8,378,710    8,334,759
  Commissions and
   amortization of DAC     1,161,850      924,174      703,196    1,435,665
  Operating expenses       3,447,329    2,851,752    3,422,654    2,272,729
  Operating income           (71,615)    (137,198)  (2,346,452)  (4,269,870)
  Net income (loss)          304,737        9,038     (892,761)    (358,917)
  Net income (loss)
   per  share                   0.02         0.00        (0.05)       (0.02)

                                          1995
                                1st           2nd           3rd         4th

  Premium income and
   other considerations,
   net                   $ 9,445,222  $ 8,765,804  $ 7,868,803  $ 7,018,707
  Net investment income    3,850,161    3,843,518    3,747,069    4,015,476
  Total revenues          13,694,471   12,933,370   11,829,921   11,411,322
  Policy benefits including
   dividends               8,097,830    9,113,933    5,978,795    6,665,206
  Commissions and
   amortization of DAC     1,556,526    1,960,458    1,350,662       40,007
  Operating expenses       3,204,217    2,492,689    2,232,938    3,587,804
  Operating income          (495,966)  (1,939,361)     120,393   (9,060,886)
  Net income (loss)          179,044     (689,602)     198,464   (2,689,151)
  Net income (loss)  per
   share                        0.01        (0.04)        0.01        (0.14)

                                             1994

                                1st         2nd          3rd         4th
  Premium income  and
   other considerations,
   net                    $9,042,475 $ 10,011,855  $ 7,913,497  $ 8,176,700
  Net investment income    3,366,995    3,556,633    3,633,334    3,811,484
  Total revenues          12,245,881   14,052,428   10,900,385   12,007,934
  Policy benefits including
   dividends               6,927,743    7,496,765    7,483,568    7,753,158
  Commissions and
   amortization of DAC     1,685,682    4,099,100    3,086,901    2,448,822
  Operating expenses      2,366,726    1,898,048    2,328,443    3,194,745
  Operating income           801,718       67,387   (2,477,301)  (1,891,201)
  Net income (loss)         (404,022)    (117,149)    (515,134)    (587,295)
  Net income (loss) per
   share                       (0.02)       (0.01)       (0.03)       (0.03)

                               PART III


With respect to Items 10 through 13, the Company will file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14-A.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held during 1997 and is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption "Executive Officers".


ITEM 11.  EXECUTIVE COMPENSATION

Information regarding  executive compensation will be set forth in the
Company's  proxy  statement   relating  to  the   annual  meeting   of
shareholders to be held during 1997 and is incorporated herein by reference.


ITEM  12.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
MANAGEMENT

Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held during 1997 and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held during 1997 and is incorporated herein by reference.

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

               None


(c)       Exhibits:

          Index to Exhibits (See Pages 58 and 59).

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

10(a)     (1)     Compromise  and  Settlement  Agreement  dates  as
                  of February   27,   1991,   among   First  Commonwealth
                  Corporation,   Universal  Guaranty   Life  Insurance
                  Company,  Alliance Life  Insurance Company, Roosevelt
                  National Life  Insurance Company  of America, Abraham
                  Lincoln   Insurance    Company,   Appalachian Life
                  Insurance   Company,   Liberty   American Assurance
                  Company,  and  Farmers  and  Ranchers Life Insurance
                  Company,   and   Southshore  Holding   Corp., Public
                  Investors,   Inc.,   Fidelity   Fire   and  Casualty
                  Insurance  Company,   Insurance  Premium  Assistance
                  Company,  Agency Premium  Assistance Company, Coastal
                  Loans Acquisition  Company, Bob  F. Shamburger, Gary
                  E.  Jackson,  Leonard H.  Aucoin,  Dennis  J. Lafont,
                  William Joel Herron and Jerry Palmer.

10(b) Credit Agreement dated May 8, 1996 between First of America Bank - Illinois, N.A., as lender and First Commonwealth Corporation, as borrower.

10(c) $8,900,000 Term Note of First Commonwealth Corporation to First of America Bank - Illinois, N.A. dated May 8, 1996.

10(d) Coinsurance Agreement dated September 30, 1996 between Universal Guaranty Life Insurance Company and First International Life Insurance Company, including assumption reinsurance agreement exhibit and amendments.

10(aa)    (1)     Subcontract   Agreement   dated  September   1, 1990
                  between United Trust, Inc. and United Income, Inc.

10(bb)    (1)     Service  Agreement  dated  November  8, 1989 between
                  United Security Assurance Company  and United Income,
                  Inc.

10(cc)    (1)     Management  and  Consultant  Agreement  dated  as of
                  January    1,   1993   between   First  Commonwealth
                  Corporation  and  Universal Guaranty  Life Insurance
                  Company.

10(dd)    (1)     Management Agreement  dated December  20, 1981 among
                  Commonwealth    Industries   Corporation, Executive
                  National  Life   Insurance  Company  (now  known  as
                  Investors   Trust  Assurance   Company)  and Abraham
                  Lincoln Insurance Company.

10(ee)    (1)     Reinsurance Agreement  dated January  1, 1991 between
                  Universal   Guaranty   Life  Insurance   Company and
                  Republic-Vanguard Life Insurance Company.

10(ff)    (1)     Reinsurance Agreement  dated  July  1,  1992 between
                  United    Security   Assurance   Company   and Life
                  Reassurance Corporation of America.

                            INDEX TO EXHIBITS

 Exhibit
 Number


10(gg)    (1)     United Trust, Inc. Stock Option Plan.

10(hh)    (1)     Board   Resolution  adopting   United  Trust, Inc.'s
                  Officer Incentive Fund.

10(ii)    (1)     Employment  Agreement  dated  as  of April  15, 1993
                  between  Larry   E.  Ryherd  and  First Commonwealth
                  Corporation and United Trust, Inc.

10(jj)    (1)     Employment  Agreement  dated as  of  April  15, 1993
                  between  Thomas  F.  Morrow  and  First Commonwealth
                  Corporation and United Trust, Inc.

10(kk)    (1)     Employment  Agreement  dated  as  of April  15, 1993
                  between  James  E. Melville  and  First Commonwealth
                  Corporation and United Trust, Inc.

10(ll)    (1)     Employment  Agreement  dated  as  of  June  16, 1992
                  between  George  E.  Francis  and First Commonwealth
                  Corporation.

10(mm)    (1)     Amendment Number  One to  Employment Agreement dated
                  as of April 15,  1993 between George  E. Francis and
                  First Commonwealth Corporation.


10(nn)    (1)     Consulting  Arrangement entered  into June  15, 1987
                  between Robert E. Cook and United Trust, Inc.

10(oo)    (1)     Agreement  dated  June   16,  1992  between  John K.
                  Cantrell and First Commonwealth Corporation.

10(pp)    (1)     Termination  Agreement dated  as of January  29, 1993
                  between Scott J. Engebritson and  United Trust, Inc.,
                  United  Fidelity, Inc.,  United  Income,  Inc., First
                  Commonwealth   Corporation   and   United  Security
                  Assurance Company.

10(qq)    (1)     Stock  Purchase  Agreement dated  February  20, 1992
                  between United Trust Group, Inc. and Sellers.

10(rr)    (1)     Amendment No. One  dated April 20, 1992 to the Stock
                  Purchase  Agreement  between  the Sellers  and United
                  Trust Group, Inc.

10(ss)    (1)     Security  Agreement   dated  June  16,  1992 between
                  United Trust Group, Inc. and the Sellers.

10(tt)    (1)     Stock Purchase  Agreement dated June 16, 1992 between
                  United  Trust  Group,  Inc.  and  First Commonwealth
                  Corporation

Footnote:

          (1) Incorporated by reference from the Company's Annual Report on Form 10-K, File No. 0-5392, as of December 31, 1993.

UNITED TRUST, INC.                      Schedule I
SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES
As of December 31, 1996



                  Column A            Column B     Column C    Column D

                                                              Amount at
                                                             Which Shown
                                                              in Balance
                                        Cost        Value        Sheet
Fixed maturities:
   United States Goverment and
    government agencies and
    authorities                  $  28,554,631  $ 28,839,743  $  28,554,631
   State, municipalities, and
    political subdivisions          14,421,735    14,712,334     14,421,735
   Collateralized mortgage
    obligations                     13,246,780    13,264,145     13,246,780
   Public utilities                 51,821,990    52,325,561     51,821,990
   All other corporate bonds        71,881,649    72,673,442     71,881,649
       Total fixed maturities      179,926,785  $181,815,225    179,926,785



Investments held for sale:
   Fixed maturities:
      United States Goverment and
       government agencies and
       authorities                   1,461,068  $  1,443,609      1,443,609
      State, municipalities, and
       political subdivisions          145,199       139,467        139,467
      Public utilities                 119,970       119,658        119,658
      All other corporate bonds        258,424       258,432        258,432
                                     1,984,661  $  1,961,166      1,961,166


   Equity securities:
      Public utilities                  82,073  $     56,053         56,053
      All other corporate securities 2,004,086     1,738,352      1,738,352
                                     2,086,159  $  1,794,405      1,794,405

Mortgage loans on real estate       11,022,792                   11,022,792
Investment real estate              10,543,490                   10,543,490
Real estate acquired in
  satisfaction of debt               3,846,946                    3,846,946
Policy loans                        14,438,120                   14,438,120
Short term investments                 430,983                      430,983
      Total investments           $224,279,936                 $223,964,687

UNITED TRUST, INC.
CONDENSED FINANCIAL INFORMATION  OF REGISTRANT             Schedule II
NOTES TO CONDENSED FINANCIAL INFORMATION


(a) The condensed financial information should be read in conjunction with the consolidated financial statements and notes of United Trust, Inc. and Consolidated Subsidiaries.

UNITED TRUST, INC.
CONDENSED FINANCIAL INFORMATION OF
REGISTRANT PARENT ONLY BALANCE SHEETS
As of December 31, 1996 and 1995                       Schedule II



                                                    1996          1995
ASSETS

   Investment in affiliates                  $  19,475,431    $ 20,494,198
   Cash and cash equivalents                       422,446         503,357
   Notes receivable from affiliate                 265,900          15,900
   Indebtedness from (to) affiliates, net           30,247         (74,519)
   Accrued interest income                           2,051          16,273
   Other assets                                    262,927         572,716
          Total assets                       $  20,459,002    $ 21,527,925




LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Notes payable to affiliate               $      840,000    $    840,000
   Deferred income taxes                         1,602,345       1,662,869
   Other liabilities                                 2,800           2,800
          Total liabilities                      2,445,145       2,505,669




Shareholders' equity:
   Common stock                                    374,019         373,519
   Additional paid-in capital                   18,301,974      18,288,411
   Unrealized depreciation of
        investments held for sale
        of affiliates                              (86,058)         (1,499)
   Retained earnings (accumulated deficit)        (576,078)        361,825
          Total shareholders' equity            18,013,857      19,022,256
          Total liabilities and
             shareholders' equity            $  20,459,002     $21,527,925

UNITED TRUST, INC.
CONDENSED FINANCIAL INFORMATION OF
REGISTRANT PARENT ONLY STATEMENTS OF OPERATIONS
Three Years Ended December 31, 1996                       Schedule II
                                              1996        1995        1994

Revenues:

   Management fees from affiliates       $  940,734  $1,209,196  $  835,284
   Other income from affiliates             115,235     113,869     130,437
   Interest income from affiliates           21,264      13,583      65,560
   Interest income                           29,340      21,678      53,509
   Realized investment losses              (207,051)          0           0
   Loss from write down of investee        (315,000)    (10,000)   (212,247)
                                            584,522   1,348,326     872,543

Expenses:
   Management fee to affiliate              575,000     800,000     850,000
   Interest expense to affiliates            63,000      63,000      63,175
   Operating expenses                       133,897      83,312      76,271
                                            771,897     946,312     989,446

   Operating income (loss)                 (187,375)    402,014    (116,903)
   Credit (provision) for income taxes       59,780    (153,764)    (40,123)
   Equity in loss of investees              (95,392)   (635,949) (1,125,118)
   Equity in loss of subsidiaries          (714,916) (2,613,546)   (341,456)
          Net loss                     $   (937,903)$(3,001,245)$(1,623,600)

UNITED TRUST, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT ONLY STATEMENTS OF CASH FLOWS
Three Years Ended December 31, 1996                       Schedule II


                                              1996        1995        1994
Increase (decrease) in cash and
  cash equivalents
Cash flows from operating activities:
   Net loss                          $    (937,903) $(3,001,245) $(1,623,600)
   Adjustments to reconcile net
    loss to net cash provided
    by operating activities:
          Equity in loss of subsidiaries   714,916    2,613,546      341,456
          Equity in loss of investees       95,392      635,949    1,125,118
          Compensation expense through
           stock option plan                13,563       12,100            0
          Change in accrued interest income 14,222        2,260       29,424
          Depreciation                      18,366       26,412       44,246
          Realized investment losses       207,051            0            0
          Loss from writedown of investee  315,000       10,000      212,247
          Change in deferred income taxes  (60,524)     153,764       40,123
          Change in indebtedness (to)
           from affiliates, net           (104,766)     (23,027)     217,242
          Change in other assets and
           liabilities                        (728)    (274,167)      75,737
Net cash provided by operating activities  274,589      155,592      461,993

Cash flows from investing activities:
   Purchase of stock of affiliates               0     (325,000)  (1,350,410)
   Change in notes receivable from
    affiliate                             (250,000)     300,000      175,000
   Capital contribution to affiliate      (106,000)     (53,000)           0
Net cash used in investing activities     (356,000)     (78,000)  (1,175,410)

Cash flows from financing activities:
   Purchase of treasury stock                    0            0      (67,545)
   Proceeds from issuance of common stock      500          400            0
Net cash provided by (used in)
  financing activities                         500          400      (67,545)
Net increase (decrease) in cash and
  cash equivalents                         (80,911)      77,992     (780,962)
Cash and cash equivalents at
  beginning of year                        503,357      425,365    1,206,327
Cash and cash equivalents at end of year $ 422,446  $   503,357  $   425,365

UNITED TRUST, INC.
REINSURANCE
As of December 31, 1996 and the year ended December 31, 1996    Schedule IV


 Column A       Column B     Column C      Column D    Column E    Column F

                                                                   Percentage
                              Ceded to      Assumed                 of amount
                               other      from other                assumed to
             Gross amount    companies    companies*   Net amount      net
Life insurance
 in force   $3,952,958,000 $1,108,534,000 $1,271,766,000 $4,116,190,000 30.9%



Premiums:

  Life
 insurance  $   32,128,258 $    4,717,488 $            0 $   27,410,770  0.0%

  Accident
 and health
 insurance         258,377         50,255              0        208,122  0.0%




            $   32,386,635 $     4,767,743 $           0 $   27,618,892  0.0%


* All assumed business represents the Company's participation in the Servicemen's Group Life Insurance Program (SGLI).

UNITED TRUST, INC.
REINSURANCE
As of December 31, 1995 and the year ended December 31, 1995     Schedule IV




  Column A      Column B        Column C      Column D    Column E  Column F

                                                                   Percentage
                                 Ceded to     Assumed               of amount
                                   other     from other            assumed to
              Gross amount       companies   companies*  Net amount    net


Life insurance
  in force  $4,207,695,000 $1,087,774,000 $1,039,517,000 $4,159,438,000 25.0%



Premiums:

  Life
 insurance  $   34,952,367 $    5,149,939 $            0$    29,802,428  0.0%

  Accident
 and health
 insurance         248,448         52,751              0        195,697  0.0%

             $  35,200,815 $    5,202,690 $            0 $   29,998,125  0.0%





* All assumed business represents the Company's participation in the Servicemen's Group Life Insurance Program (SGLI).

UNITED TRUST, INC.
REINSURANCE
As of December 31, 1994 and the year ended December 31, 1994     Schedule IV





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


* All assumed business represents the Company's participation in the Servicemen's Group Life Insurance Program (SGLI).

UNITED TRUST, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 1996, 1995 and 1994             Schedule V

                             Balance at   Additions
                              Beginning    Charges               Balances at
   Description                Of Period and Expenses  Deductions End of Period
December 31, 1996

Allowance for doubtful accounts -
    mortgage loans          $    10,000 $          0 $         0 $     10,000
Accumulated depreciation on
    property and equipment and
    EDP conversion costs        619,817       99,263           0      719,080
Accumulated amortization of
    costs in excess of net
    assets purchased          1,079,867      185,279           0    1,265,146
Accumulated depreciation on
    real estate               1,049,652      291,094           0    1,340,746

        Total              $  2,759,336 $    575,636 $         0 $  3,334,972


December 31, 1995

Allowance for doubtful accounts -
    mortgage loans         $     26,000 $          0 $    16,000 $     10,000
Accumulated depreciation on
    property and equipment and
    EDP conversion costs        949,608      420,209     750,000      619,817
Accumulated amortization
    of costs in excess of
    net assets purchased        656,675      423,192           0    1,079,867
Accumulated depreciation on
    real estate                 802,476      300,396      53,220    1,049,652
         Total             $  2,434,759 $  1,143,797 $   819,220 $  2,759,336


December 31, 1994

Allowance for doubtful accounts -
     mortgage loans        $    300,000 $          0 $   274,000 $     26,000
Accumulated depreciation on
    property and equipment and
    EDP conversion costs        740,292      209,316           0      949,608
Accumulated amortization
    of costs in excess of
    net assets purchased        426,999      297,676      68,000      656,675
Accumulated depreciation on
    real estate                 501,333      301,143           0      802,476
       Total               $  1,968,624 $    808,135 $   342,000 $  2,434,759

                              SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                          UNITED TRUST, INC.
                             (Registrant)

/s/  John S. Albin                                      March 25, 1997
John S. Albin, Director

/s/  William F. Cellini                                 March 25, 1997
William F. Cellini, Director

/s/  Robert E. Cook                                     March 25, 1997
Robert E. Cook, Director

/s/  Larry R. Dowell                                    March 25, 1997
Larry R. Dowell, Director

/s/  Donald G. Geary                                    March 25, 1997
Donald G. Geary, Director

/s/  Raymond L. Larson                                  March 25, 1997
Raymond L. Larson, Director

/s/  Paul D. Lovell                                     March 25, 1997
Paul D. Lovell, Director

/s/  Dale E. McKee                                      March 25, 1997
Dale E. McKee, Director

/s/  Thomas F. Morrow                                   March 25, 1997
Thomas F. Morrow, Chief Operating
  Officer, President, and Director

/s/  Larry E. Ryherd                                    March 25, 1997
Larry E. Ryherd, Chairman of the Board,
  Chief Executive Officer and Director

/s/  Robert J. Webb                                     March 25, 1997
Robert J. Webb, Director

/s/  James E. Melville                                  March 25, 1997
James E. Melville, Chief Financial Officer
  and Senior Executive Vice President