Form 10-Q
period 1997-03-31
UNITED TRUST INC /IL/
filed 1997-05-14
CIK 832480

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


              QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 1997     Commission File No. 0-16867



                         UNITED TRUST, INC.
        (Exact Name of Registrant as specified in its Charter)



                        5250 South Sixth Street
                             P.O. Box 5147
                           Springfield, IL 62705

     (Address of principal executive offices, including zip code)




                Illinois                              37-1172848
    (State or other jurisdiction                   (I.R.S. Employer
    incorporation or organization)                Identification No.)





Registrant's telephone number including area code:  (217) 241-6300


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


                Shares outstanding at April 30, 1997:
                              18,700,935
              Common stock, no par value per share

                          UNITED TRUST, INC.
                            (the "Company")



                                 INDEX





Part I:  Financial Information


     Consolidated Balance Sheets as of March 31, 1997 and
     December 31, 1996                                              3


     Consolidated Statements of Operations for the three months
     ended March 31, 1997 and 1996                                  4


     Consolidated Statements of Cash Flows for the three months
     ended March 31, 1997 and 1996                                  5


     Notes to Financial Statements                                  6


     Management's Discussion and Analysis of
     Financial Condition and Results of Operations                 11



Part II:  Other Information

     Item 5. Other information                                     15

     Item 6. Exhibits                                              15

     Signatures                                                    16

                         PART 1.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                              UNITED TRUST, INC.
                              AND SUBSIDIARIES

                          Consolidated Balance Sheets


                                                  March 31,      December 31,
                             ASSETS                 1997             1996

Investments:
    Fixed maturities at amortized cost
     (market $181,564,148 and $181,815,225)    $ 182,749,989    $ 179,926,785
    Investments held for sale:
       Fixed maturities,at market
     (cost $1,984,661 and $1,984,661)              1,950,874        1,961,166
       Equity securities, at market
     (cost $2,086,159 and $2,086,159)              1,786,301        1,794,405
    Mortgage loans on real estate
     at amortized cost                            10,483,654       11,022,792
    Investment real estate, at cost,
     net of accumulated depreciation              10,563,907       10,543,490
    Real estate acquired in satisfaction
     of debt, at cost                              3,846,946        3,846,946
    Policy loans                                  14,214,256       14,438,120
    Short term investments                           431,218          430,983
                                                 226,027,145      223,964,687

Cash and cash equivalents                         15,801,573       17,326,235
Investment in affiliates                           4,841,711        4,826,584
Accrued investment income                          4,106,755        3,461,799
Reinsurance receivables:
     Future policy benefits                       38,612,664       38,745,013
     Policy claims and other benefits              3,614,387        3,856,124
Other accounts and notes receivable                  861,106          894,321
Cost of insurance acquired                        43,452,078       43,917,280
Deferred policy acquisition costs                 11,084,697       11,325,356
Costs in excess of net assets purchased,
     less accumulated amortization                 5,458,058        5,496,808
Other assets                                       2,119,762        1,659,455
         Total assets                         $  355,979,936    $ 355,473,662


LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
     Future policy benefits                   $  250,269,058    $ 248,879,317
     Policy claims and benefits payable            2,377,785        3,193,806
     Other policyholder funds                      2,822,880        2,784,967
     Dividend and endowment accumulations         14,284,423       13,913,676
Income taxes payable:
     Current                                           5,228           70,663
     Deferred                                     12,785,125       13,193,431
Notes payable                                     19,573,953       19,573,953
Indebtedness to (from) affiliates, net               (20,053)          31,837
Other liabilities                                  6,014,869        5,975,483
         Total liabilities                       308,113,268      307,617,133
Minority interests in consolidated subsidiaries   29,812,882       29,842,672


Shareholders' equity:
Common stock - no par value, stated value
     $.02 per share.  Authorized 35,000,000
     shares - 18,700,935 and 18,700,935 shares
     issued after deducting treasury shares
     of 423,840 and 423,840                         374,019           374,019
Additional paid-in capital                       18,301,974        18,301,974
Unrealized depreciation of investments
     held for sale                                  (93,155)          (86,058)
Accumulated deficit                                (529,052)         (576,078)
         Total shareholders' equity              18,053,786        18,013,857
         Total liabilities and
           shareholders' equity              $  355,979,936    $  355,473,662


                              See accompanying notes.

                                 UNITED TRUST, INC.
                                 AND SUBSIDIARIES


                       Consolidated Statements of Operations

                                                    March 31,      March 31,
                                                      1997           1996
Revenues:

    Premium income                               $  8,168,038   $  8,928,482
    Reinsurance premium                            (1,096,128)    (1,290,979)
    Other considerations                              904,358        885,499
    Other considerations paid to reinsurers           (49,882)       (41,491)
    Net investment income                           3,844,899      3,973,349
    Realized investment gains and (losses), net        (6,136)       (12,031)
    Other income                                      200,422        427,311
                                                   11,965,571     12,870,140


Benefits and other expenses:

     Benefits, claims and settlement expenses:
          Life                                      6,293,565     5,110,320
          Reinsurance benefits and claims             (55,555)     (239,965)
          Annuity                                     352,503       446,893
          Dividends to policyholders                1,127,502     1,211,512
      Commissions and amortization of deferred
          policy acquisition costs                  1,110,410     1,161,850
      Amortization of cost of insurance acquired      526,264     1,357,624
      Operating expenses                            2,589,176     3,447,329
      Interest expense                                414,948       446,192
                                                   12,358,813    12,941,755
Loss before income taxes, minority interest
   and equity in loss of investees                   (393,242)      (71,615)
Credit for income taxes                               403,562       577,097
Minority interest in loss (income)
   of consolidated subsidiaries                        20,092      (271,143)
Equity in earnings of investees                        16,614        70,398

Net income                                        $    47,026   $   304,737



Net income per common share                       $      0.00   $      0.02

Weighted average common
   shares outstanding                              18,700,935    18,677,324








                            See accompanying notes.

                              UNITED TRUST, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                        March 31,    March 31,
                                                          1997          1996

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net income                                         $    47,026   $  304,737
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities net
     of changes in assets and liabilities resulting
     from the sales and purchases of subsidiaries:
          Amortization/accretion of fixed maturities      173,627      244,426
          Realized investment (gains) losses, net           6,136       12,031
          Policy acquisition costs deferred              (234,000)    (509,000)
          Amortization of deferred acquisition costs      474,659      441,843
          Amortization of cost of insurance acquired      526,264    1,357,624
          Amortization of costs in excess of net
            assets purchased                               38,750       40,720
          Depreciation                                    101,245      127,657
          Minority interest                               (20,092)     271,143
          Equity in earnings of investees                 (16,614)     (70,398)
          Change in accrued investment income            (644,956)    (579,218)
          Change in reinsurance receivables               374,086      324,060
          Change in policy liabilities and accruals        (4,983)    (524,288)
          Charges for mortality and administration of
            universal life and annuity products        (2,632,738)  (2,537,539)
          Interest credited to account balances         1,840,372    1,724,414
          Change in income taxes payable                 (473,741)    (593,091)
          Change in indebtedness (to) from
           affiliates, net                                (51,890)     (39,271)
          Change in other assets and liabilites, net      (36,077)     901,607
Net cash provided by operating activities                (532,926)     897,457

Cash flows from investing activities:
   Proceeds from investments sold and matured:
      Fixed maturities held for sale matured                    0      134,283
      Fixed maturities sold                                     0            0
      Fixed maturities matured                            953,856   11,242,187
      Equity securities                                         0        8,990
      Mortgage loans                                      539,138      386,844
      Real estate                                         159,705    1,123,088
      Policy loans                                        954,692    1,049,195
      Short term                                                0            0
Total proceeds from investments sold and matured        2,607,391   13,810,304

   Cost of investments acquired:
      Fixed maturities held for sale                            0            0
      Fixed maturities                                 (3,947,561) (11,337,342)
      Equity securities                                         0            0
      Mortgage loans                                            0      (50,724)
      Real estate                                        (252,742)    (208,574)
      Policy loans                                     (1,178,553)  (1,035,474)
      Short term                                                0            0
Total cost of investments acquired                     (5,378,856) (12,632,114)
Net cash provided by (used in) investing activities    (2,771,465)   1,178,190

Cash flows from financing activities:
   Policyholder contract deposits                       5,190,761    6,472,538
   Policyholder contract withdrawals                   (3,411,032)  (4,553,787)
   Proceeds from issuance of note payable                       0      150,000
   Payments of principal on notes payable                       0   (1,501,492)
Net cash provided by financing activities               1,779,729      567,259
Net increase (decrease) in cash and cash equivalents   (1,524,662)   2,642,906
Cash and cash equivalents at beginning of period       17,326,235   12,528,025
Cash and cash equivalents at end of period          $  15,801,573 $ 15,170,931


                            See accompanying notes
                                       5

                          UNITED TRUST, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by United Trust, Inc. ("Trust") and its consolidated subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate to make the information presented not be misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto presented in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

The information furnished reflects, in the opinion of the Company, all adjustments (which include only normal and recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company's future financial condition.

At March 31, 1997, the parent, significant subsidiaries and affiliates of United Trust, Inc. were as depicted on the following organizational chart.

                         ORGANIZATIONAL CHART
                         AS OF MARCH 31, 1997



United Trust, Inc. ("UTI") is the ultimate controlling company. UTI owns 53% of United Trust Group ("UTG") and 30% of United Income, Inc. ("UII"). UII owns 47% of UTG. UTG owns 72% of First Commonwealth Corporation ("FCC") and FCC owns 100% of Universal Guaranty Life Insurance Company ("UG"). UG owns 100% of United Security Assurance Company ("USA"). USA owns 84% of Appalachian Life Insurance Company ("APPL") and APPL owns 100% of Abraham Lincoln Insurance Company ("ABE").

2.  FIXED MATURITIES

As of March 31, 1997, fixed maturities and fixed maturities held for sale represented 82% of total invested assets. As prescribed by the various state insurance department statutes and regulations, the insurance companies' investment portfolio is required to be invested primarily in investment grade securities to provide ample protection for policyholders. The liabilities of the insurance companies are predominantly long term in nature and therefore, the companies invest primarily in long term fixed maturity investments. The Company has analyzed its fixed maturities portfolio and reclassified those securities expected to be sold prior to maturity as investments held for sale. The investments held for sale are carried at market. Management has the intent and ability to hold its fixed maturity portfolio to maturity and as such carries these securities at amortized cost. As of March 31, 1997, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.


3.  MORTGAGE LOANS AND REAL ESTATE

The Company holds approximately $10,484,000 in mortgage loans and $14,411,000 in real estate holdings which represent 5% and 6% of total invested assets of the Company, respectively. All mortgage loans held by the Company are first position loans. The Company has $645,000 in mortgage loans net of a $10,000 reserve allowance, which are in default or in the process of foreclosure representing approximately 6% of the total portfolio.

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

The following tables show the distribution of mortgage loans and real estate by type.



         MORTGAGE LOANS               AMOUNT         % OF TOTAL

         FHA/VA                    $    630,361           6%
         Commercial                $  1,657,545          16%
         Residential               $  8,195,748          78%


         REAL ESTATE                   AMOUNT        % OF TOTAL

         Home Office               $  2,894,128          20%
         Commercial                $  2,376,406          16%
         Residential development   $  5,293,373          37%
         Foreclosed real estate    $  3,846,946          27%

4.  NOTES PAYABLE

At March 31, 1997, the Company has $19,574,000 in notes payable.
Notes payable is comprised of the following components:


               Senior debt                    $  8,400,000
               Subordinated 10 yr. notes         6,194,000
               Subordinated 20 yr. notes         3,830,000
               Other notes payable               1,150,000
                                              $ 19,574,000


The senior debt is through First of America Bank - Illinois NA and is subject to a credit agreement. The refinanced debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate." The base rate at issuance of the loan was 8.25%, and has increased to 8.5% on March 25, 1997. Interest is paid quarterly. Principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005.

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

United Income, Inc. and First Fidelity Mortgage Company through an assignment from United Trust, Inc. hold promissory notes receivable of $700,000 and $300,000 respectively due from FCC. These notes bear interest at the rate of 1% above the variable per annum rate of interest most recently published by the Wall Street Journal as the prime rate. Interest is payable quarterly with principal due at maturity on May 8, 2006.

In February 1996, FCC borrowed $150,000 from an affiliate to provide additional cash for liquidity. The note bears interest at the rate of 1% over prime as published in the Wall Street Journal, with interest payments due quarterly and principal due upon maturity of the note on June 1, 1999.

The subordinated debt was incurred June 16, 1992 as a part of an acquisition. The 10 year notes bear interest at the rate of 7 1/2% per annum, payable semi-annually beginning December 16, 1992. These notes, except for one $840,000 note, provide for principal payments equal to 1/20th of the principal balance due with each interest installment beginning June 16, 1997, with a final payment due June 16, 2002. The $840,000 note provides for a lump sum principal payment due June 16, 2002. The 20 year notes bear interest at the rate of 8 1/2% per annum, payable semi-annually beginning December 16, 1992, with a lump sum principal payment due June 16, 2012.

Scheduled principal reductions on the Company's debt for the next five years are as follows:

                 YEAR          AMOUNT

                 1997      $ 1,037,000
                 1998        1,537,000
                 1999        1,687,000
                 2000        1,537,000
                 2001        1,537,000


5.  COMMITMENTS AND CONTINGENCIES

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


6. TERMINATION OF AGREEMENT REGARDING PENDING CHANGE IN CONTROL OF UNITED TRUST, INC.

On April 14, 1997, United Trust, Inc. and United Income, Inc. formally terminated their stock purchase agreement contract with LaSalle Group, Inc. ("LaSalle"), whereby LaSalle was to acquire certain authorized but unissued shares of UTI and UII and additional outstanding shares in privately negotiated transactions so that LaSalle would own not less than 51% of the outstanding common stock of UTI and indirectly control 51% of UII.

LaSalle had not performed its obligations under the terms of the contract, and the Company felt it should be free to negotiate with other interested parties in becoming an equity partner.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company and its consolidated subsidiaries have three principal needs for cash - the insurance companies contractual obligations to policyholders, the payment of operating expenses and servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 4.5% and 5.0% as of March 31, 1997, and December 31, 1996, respectively. Fixed maturities as a percentage of total invested assets were 81% and 80% as of March 31, 1997 and December 31, 1996, respectively.

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

Consolidated operating activities of the Company produced cash flows of ($695,000) and $702,000 in first quarter of 1997 and 1996, respectively. The net cash (used in) or provided by operating activities plus net policyholder contract deposits after the payment of policyholder withdrawals, equalled $1,085,000 in first quarter of 1997 and $2,621,000 in first quarter of 1996. Management utilizes this measurement of cash flows as an indicator of the performance of the Company's insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities.

Cash provided by (used in) investing activities was ($2,771,000) and $1,178,000 for first quarter of 1997 and 1996, respectively. The most significant aspect of cash provided by (used in) investing activities is the fixed maturity transactions. Fixed maturities account for 73% and 90% of the total cost of investments acquired in first quarter of 1997 and 1996, respectively. The Company has not directed its investable funds to so-called "junk bonds" or derivative investments.

Net cash provided by financing activities was $1,780,000 and $817,000 for first quarter of 1997 and 1996, respectively. Policyholder contract deposits decreased 20% in first quarter of 1997 compared to first quarter of 1996. The decrease is due to the decline in first year premium production. Policyholder contract withdrawals has decreased 25% in first quarter of 1997 compared to first quarter of 1996.

On May 8, 1996, FCC refinanced its senior debt of $8,900,000.
The refinancing was completed through First of America Bank - Illinois NA and is subject to a credit agreement. The refinanced debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate." The base rate at issuance of the loan was 8.25%, and has increased to 8.50% on March 25, 1997. Interest is paid quarterly and principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. The Company satisfied its $1,000,000 principal obligation for 1997 by prepaying $500,000 on November 8, 1996 and a payment of $500,000 on May 8, 1997. The next scheduled principal payment is $1,000,000 due on May 8, 1998.

On a parent only basis, UTI's cash flow is dependent on revenues from a management agreement with UII and its earnings received on invested assets and cash balances. At March 31, 1997, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. Cash requirements of UTI primarily relate to the payment of expenses related to maintaining the Company as a corporation in good standing with the various regulatory bodies which govern corporations in the jurisdictions where the Company does business. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the company is domiciled. UG's dividend limitations are described below.

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


RESULTS OF OPERATIONS

FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996:

(a)   REVENUES

Premium income, net of reinsurance premium, decreased 7% when comparing first quarter 1997 to the first quarter of 1996. The decrease is primarily attributed to the reduction in new business production. The Company's primary product is the "Century 2000" universal life insurance product. Universal life and interest sensitive insurance products contribute only the risk charge to premium income, however traditional insurance products contribute all monies received to premium income. Since the Company does not actively market traditional life insurance products, it is expected that premium income will continue to decrease in future periods as a result of expected lapses of business in force.

Other considerations, net of reinsurance, increased approximately 1% compared to one year ago. Other considerations consist of administrative charges on universal life and interest sensitive life insurance products. The insurance in force relating to these types of products continues to increase as marketing efforts are focused on universal life insurance products.

Net investment income decreased 3% when comparing the first quarter of 1997 to 1996. The decrease is the result of a smaller invested asset base from one year ago. During the fourth quarter 1996, the Company transferred approximately $22,000,000 in assets as part of a coinsurance agreement with First International Life Insurance Company ("FILIC"). The overall investment yields for first quarter 1997 and 1996, are 7.28% and 7.12%, respectively. The improvement in investment yield is primarily attributed to the fixed maturity portfolio. The Company has invested financing cash flows generated by cash received through sales of universal life insurance products.

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


(b)  EXPENSES

Life benefits, net of reinsurance benefits and claims, increased 28% in the first quarter of 1997 compared to 1996. The increase in life benefits is attributed to an increase in mortality. There is no single event that caused mortality to increase. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.

Commissions and amortization of deferred policy acquisition costs decreased 4% in first quarter 1997 compared to first quarter 1996. The decrease was due to the decline in first year premium production.

Amortization of cost of insurance acquired decreased 61% in first quarter 1997 compared to 1996. The decrease is attributed to the coinsurance agreement with First International Life Insurance Company ("FILIC") as of September 30, 1996. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to a non-premium paying life insurance policy. Cost of insurance acquired is amortized in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The Company did not have any charge-offs during the periods covered by this report.

Operating expenses decreased 25% when comparing first quarter of 1997 to first quarter of 1996. The decrease in operating expenses is attributable to the settlement of certain litigation in the fourth quarter of 1996. The Company incurred elevated legal fees in the previous year due to the litigation. Operating expenses were further reduced from a restructuring of the home office personnel completed in late 1996.
Interest expense decreased 8% in first quarter of 1997 compared to 1996. On May 8, 1996, FCC refinanced its senior debt of $8,900,000. The refinanced debt bears interest to a rate equal to the "base rate" plus nine-sixteenths of one percent. Prior to refinancing, the interest rate was equal to the base rate plus one percent. The decrease in interest rate and principal reductions made during the last year, provided the decrease in interest expense for the first quarter of 1997.


(c)  NET INCOME (LOSS)

The Company had net income of $47,000 for first quarter 1997 compared to $305,000 for the first quarter of 1996. The decline in net income is primarily due to the increase in mortality and the decrease in premium income.


FINANCIAL CONDITION

The financial condition of the Company changed very little since
December 31, 1996. The most significant changes to occur is a decrease in cash and cash equivalents and the corresponding increase in fixed maturities. Future policy benefits increased as expected due to the aging in force business.

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

The liabilities are predominantly long term in nature and therefore, the Company invests in long term fixed maturity investments which are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or "junk bonds". As of March 31, 1997, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities it may sell and classified them as "investments held for sale". Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.


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

                     PART II.  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

REVERSE STOCK SPLIT

On March 25, 1997, the Board of Directors voted to have a reverse stock split of UTI's common stock whereby one new share of common stock will be issued for each 10 shares that are currently held by each shareholder. Fractional shares will receive a cash payment on the basis of $1.00 for each old share. The reverse split will be effective to shareholders of record on May 12, 1997.

PROPOSED MERGER OF UNITED TRUST, INC. AND UNITED INCOME, INC.

On March 25, 1997, the Board of Directors of UTI and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, UTI would be the surviving entity with UTI issuing one share of its stock (after its reverse stock split of one share for each ten shares) for each share held by UII shareholders (after its reverse stock split of one share for every 14,2857 shares).

UTI stock currently trades on NASDAQ. The reverse stock split should increase the price at which the Company's stock trades, enabling it to meet new NASDAQ requirements regarding eligibility to remain listed.

UTI owns 53% of United Trust Group, Inc., an insurance holding company, and UII owns 47% of United Trust Group, Inc. Neither UTI nor UII have any other significant holdings or business dealings. The Board of Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders. The merger will result in certain cost savings, primarily related to costs associated with maintaining a corporation in good standing in the states in which it transacts business.


ITEM 6. EXHIBITS

The Company hereby incorporates by reference the exhibits as reflected in the Index to Exhibits of the Company's Form 10-K for the year ended December 31, 1996.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          UNITED TRUST, INC.
                             (Registrant)





Date:  May 13, 1997                         By /s/ Thomas F. Morrow
                                               Thomas F. Morrow, Chief
                                               Operating Officer, President,
                                               Treasurer and Director





Date:  May 13, 1997                         By /s/ James E. Melville
                                               James E. Melville, Chief
                                               Financial Officer and Senior
                                               Executive Vice President