Form 10-Q
period 1997-06-30
UNITED TRUST INC /IL/
filed 1997-08-14
CIK 832480

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1997              Commission File No. 0-16867



                              UNITED TRUST, INC.

            (Exact Name of Registrant as specified in its Charter)



                           5250 South Sixth Street
                                P.O. Box 5147
                            Springfield, IL 62705
           Address of principal executive offices, including zip code



          	Illinois	                                     37-1172848
	(State or other jurisdiction	                         (IRS Employer
	Incorporation or organization)	                     Identification No.)



Registrant's telephone number, including area code: (217) 241-6300



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              	YES     X	NO



Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                     Shares outstanding at July 31, 1997:

                                  1,869,815

                     Common stock, no par value per share

                               UNITED TRUST, INC.
                                 (The "Company")


                               TABLE OF CONTENTS



Part 1:  Financial Information                                           	3

  Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996	  3

  Consolidated Statements of Operations for the six months and three
   months ended June 30, 1997 and 1996                                   	4

  Consolidated Statements of Cash Flows for the six months ended
   June 30, 1997 and 1996                                                	5

  Notes to Consolidated Financial Statements	                             6

  Management's Discussion and Analysis of Financial Condition and Results
   of Operations	                                                        10



Part II - Other Information	                                             15

  Item 5.  Other information	                                            15

  Item 6. Exhibits                                                       15

  Signatures	                                                            16


                        PART 1.  FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                                UNITED TRUST, INC.
                                 AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                      June 30,   December 31,
                                      ASSETS            1997         1996
Investments:
  Fixed maturities at amortized cost
   (market $185,386,442 and $181,815,225)           $184,362,730 $179,926,785
  Investments held for sale:
  Fixed maturities, at market
   (cost $1,838,367 and $1,984,661)                    1,827,692    1,961,166
  Equity securities, at market
   (cost $1,912,766 and $2,086,159)                    2,531,349    1,794,405
  Mortgage loans on real estate at amortized cost     10,188,023   11,022,792
  Investment real estate, at cost, net of
   accumulated depreciation                           10,611,081   10,543,490
  Real estate acquired in satisfaction of debt,
   at cost                                             3,846,946    3,846,946
  Policy loans                                        14,095,270   14,438,120
  Short term investments                                 423,492      430,983
                                                     227,886,583  223,964,687


Cash and cash equivalents                             13,090,009   17,326,235
Investment in affiliates                               4,876,698    4,826,584
Indebtedness of affiliates, net                           29,341      (31,837)
Accrued investment income                              3,546,744    3,461,799
Reinsurance receivables:
  Future policy benefits                              38,172,599   38,745,013
Policy claims and other benefits                       3,547,330    3,856,124
Other accounts and notes receivable                      827,962      894,321
Cost of insurance acquired                            42,866,055   43,917,280
Deferred policy acquisition costs                     11,421,038   11,325,356
Costs in excess of net assets purchased,
  less accumulated amortization                        2,824,166    5,496,808
Other assets                                           1,986,893    1,659,455
     Total assets                                   $351,075,418 $355,441,825



        LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
  Future policy benefits                            $249,705,068 $248,879,317
  Policy claims and benefits payable                   2,218,158    3,193,806
  Other policyholder funds                             2,544,335    2,784,967
  Dividend and endowment accumulations                14,439,182   13,913,676
Income taxes payable:
  Current                                              1,725,932       70,663
  Deferred                                            11,594,166   13,193,431
Notes payable                                         18,815,701   19,573,953
Other liabilities                                      5,011,741    5,975,483
     Total liabilities                               306,054,283  307,585,296
Minority interests in consolidated subsidiaries       26,822,176   29,842,672


Shareholders' equity:
Common stock - no par value, stated value
  $.02 per share
  Authorized 3,500,000 shares - 1,869,815
  and 1,870,093 shares issued after deducting
   treasury shares of 42,424 and 42,384                   37,397       37,402
Additional paid-in capital                            18,636,207   18,638,591
Unrealized depreciation of investments held for sale     (47,405)     (86,058)
Accumulated deficit                                     (427,240)    (576,078)
     Total shareholders' equity                       18,198,959   18,013,857
     Total liabilities and shareholders' equity     $351,075,418 $355,441,825

                                 See accompanying notes.
                                           3

                               UNITED TRUST, INC.
                                AND SUBSIDIARIES
                       Consolidated Statements of Operations


                                Three Months Ended         Six Months Ended
                              June 30,      June 30,     June 30,    June 30,
                                1997          1996         1997        1996

Revenues:

   Premium income           $ 7,975,216   $ 8,749,389  $16,143,254 $17,677,871
   Reinsurance premium       (1,031,186)   (1,072,667)  (2,127,314) (2,363,646)
   Other considerations         910,982       876,639    1,815,340   1,762,138
   Other considerations
      paid to reinsurers        (46,230)      (39,186)     (96,112)    (80,677)
   Net investment income      3,825,457     3,890,127    7,670,356   7,863,476
   Realized investment
     gains and (losses), net    (22,443)     (270,916)     (28,579)   (282,947)
   Other income                 260,157       322,489      460,579     749,800
                             11,871,953    12,455,875   23,837,524  25,326,015



Benefits and other expenses:

   Benefits, claims and
    settlement expenses:
     Life                    5,955,358      6,111,321  12,626,544   11,221,641
     Reinsurance benefits
      and claims              (533,072)      (536,079)   (966,248)    (776,044)
     Annuity                   414,909        442,054     767,412      888,947
     Dividends to
      policyholders          1,024,504      1,066,507   2,152,006    2,278,019
   Commissions and
    amortization of deferred
    policy acquisition costs   553,913        924,174   1,664,323    2,086,024
   Amortization of cost of
     insurance acquired        586,023      1,325,928   1,112,287    2,683,552
   Operating expenses        2,777,409      2,851,752   5,366,585    6,299,081
   Interest expense            409,686        407,416     824,634      853,608
                            11,188,730     12,593,073  23,547,543   25,534,828


Income (loss) before income
  taxes, minority interest
  and equity in earnings of
  investees                    683,223       (137,198)    289,981     (208,813)
Credit (provision) for
  income taxes                (530,769)        95,563    (127,207)     672,660
Minority interest in
  (income)loss of
  consolidated subsidiaries    (76,042)        35,486     (55,950)    (235,657)
Equity in earnings (loss)
  of investees                  25,400         15,187      42,014       85,585
Net income (loss)           $  101,812     $    9,038  $  148,838   $  313,775



Net income (loss) per
  common share              $     0.05     $     0.00  $     0.08   $      .17


Weighted  average common
  shares outstanding         1,869,940      1,870,093   1,870,016    1,868,919



                            See accompanying notes
                                      4

                              UNITED TRUST, INC.
                               AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                                                       June 30,     June 30,
                                                         1997         1996
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income (loss)                                    $  148,838   $  313,775
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating
 activities net of changes in assets and
 liabilities resulting from the sales and
 purchases of subsidiaries:
   Amortization/accretion of fixed maturities           321,874      482,402
   Realized investment (gains) losses, net               28,579      282,947
   Policy acquisition costs deferred                   (825,000)    (977,000)
   Amortization of deferred policy acquisition costs    729,318    1,218,314
   Amortization of cost of insurance acquired         1,112,287    2,683,552
   Amortization of costs in excess of net
    assets purchased                                     77,500       81,970
   Depreciation                                         163,591      263,946
   Minority interest                                     55,950      235,657
   Equity in earnings of investees                      (42,014)     (85,585)
   Change in accrued investment income                  (84,945)     (27,307)
   Change in reinsurance receivables                    881,208       46,135
   Change in policy liabilities and accruals         (1,237,684)    (505,843)
   Charges for mortality and administration of
    universal life and annuity products              (4,736,072)  (5,133,997)
   Interest credited to account balances              3,679,554    3,503,500
   Change in income taxes payable                        56,004     (796,759)
   Change in indebtedness (to) from affiliates, net     (84,945)       3,107
   Change in other assets and liabilities, net       (1,270,184)    (988,058)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES  (1,026,141)     600,756

Cash flows from investing activities:
 Proceeds from investments sold and matured:
   Fixed maturities held for sale matured               140,000      500,583
   Fixed maturities sold                                      0            0
   Fixed maturities matured                           3,492,302   15,982,534
   Equity securities                                     42,801        8,990
   Mortgage loans                                       834,769    1,086,205
   Real estate                                          234,073    2,225,127
   Policy loans                                       2,441,970    2,177,694
   Short term                                           110,000      400,000
 Total proceeds from investments sold and matured     7,295,915   22,381,133

 Cost of investments acquired:
   Fixed maturities held for sale                             0            0
   Fixed maturities                                  (8,262,020) (18,713,187)
   Equity securities                                   (710,388)           0
   Mortgage loans                                             0     (119,924)
   Real estate                                         (466,770)    (385,147)
   Policy loans                                      (2,099,120)  (2,262,305)
   Short term                                          (102,509)    (300,000)
 Total cost of investments acquired                 (11,640,807) (21,780,563)
NET CASH PROVIDED BY (USED IN)INVESTING ACTIVITIES   (4,344,892)     600,570

Cash flows from financing activities:
 Policyholder contract deposits                       9,997,553   12,108,411
 Policyholder contract withdrawals                   (7,568,374)  (8,023,342)
 Payment for fractional shares from
   reverse stock split                                   (2,128)           0
 Payment for fractional shares from reverse
   stock split of subsidiary                           (533,992)           0
 Proceeds from issuance of notes payable                666,786      400,000
 Payments of principal on notes payable              (1,425,038)  (1,752,996)
NET CASH PROVIDED BY FINANCING ACTIVITIES             1,134,807    2,732,073

Net increase in cash and cash equivalents            (4,236,226)   3,933,399
Cash and cash equivalents at beginning of period     17,326,235   12,528,025
Cash and cash equivalents at end of period         $ 13,090,009 $ 16,461,424


                               See accompanying notes
                                         5

                          UNITED TRUST, INC. AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements


1. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by United Trust Inc. ("Trust") and its consolidated subsidiaries ("Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate to make the information presented not be misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto presented in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

The information furnished reflects, in the opinion of the Company, all adjustments (which include only normal and recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company's future financial condition.

At June 30, 1997, the parent, significant subsidiaries and affiliates of United Trust Inc. were as depicted on the following organizational chart.

United Trust, Inc. ("UTI") is the ultimate controlling company.  UTI owns
53% of United Trust Group ("UTG") and 29.9% of United Income, Inc. ("UII"). UII owns 47% of UTG. UTG owns 79.3% of First Commonwealth Corporation ("FCC") and FCC owns 100% of Universal Guaranty Life Insurance Company ("UG"). UG owns 100% of United Security Assurance Company ("USA"). USA owns 83.9% of Appalachian Life Insurance Company ("APPL") and APPL owns 100% of Abraham Lincoln Insurance Company ("ABE").

2.	FIXED MATURITIES

As of June 30, 1997, fixed maturities and fixed maturities held for sale represented 82% of total invested assets. As prescribed by the various state insurance department statutes and regulation, the insurance companies' investment portfolio is required to be invested primarily in investment grade securities to provide ample protection for policyholders. The liabilities of the insurance companies are predominantly long term in nature and therefore, the companies invest primarily in long term fixed maturity investments. The Company has analyzed its fixed maturity portfolio and reclassified those securities expected to be sold prior to maturity as investments held for sale. The investments held for sale are carried at market. Management has the intent and ability to hold its fixed maturity portfolio to maturity and as such carries these securities at amortized costs. As of June 30, 1997, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.


3. MORTGAGE LOANS AND REAL ESTATE

The Company holds approximately $10,188,000 in mortgage loans and $14,458,000 in real estate holdings, including real estate acquired in satisfaction of debt, which represent 4% and 6% of total invested assets of the Company, respectively. All mortgage loans held by the Company are first position loans. The Company has $541,000 in mortgage loans net of a $10,000 reserve allowance, which are in default or in the process of foreclosure representing approximately 5% of the total portfolio.

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

The following tables show the distribution of mortgage loans and real estate by type.

             Mortgage loans               Amount      % of Total
             FHA/VA                   $   549,248             5%
             Commercial               $ 1,638,366            16%
             Residential              $ 8,000,409            79%



             Real Estate               Amount         % of Total
             Home Office              $ 2,880,014            20%
             Commercial               $ 2,255,421            16%
             Residential development  $ 5,475,646            37%
             Foreclosed real estate   $ 3,846,946            27%

4.	NOTES PAYABLE

At June 30, 1997, the Company has $18,816,000 in notes payable. Notes payable is comprised of the following components:

            Senior debt                           $   7,900,000
            Subordinated 10 yr. Notes                 5,731,000
            Subordinated 20 yr. Notes                 4,035,000
            Other notes payable                       1,150,000
                                                  $  18,816,000

The senior debt is through First of America Bank - Illinois NA and is subject to a credit agreement. The debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate". The base rate at June 30, 1997 was 8.5%. Principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005.

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

The subordinated debt was incurred June 16, 1992 as a part of an acquisition. The 10-year notes bear interest at the rate of 7 1/2% per annum, payable semi-annually beginning December 16, 1992. These notes except for one $840,000 note, provide for principal payments equal to 1/20th of the principal balance due with each interest installment beginning December 16, 1997, with a final payment due June 16, 2002. The $840,000 note provides for a lump sum principal payment due June 16, 2002. In June 1997, the Company refinanced $204,267 of its subordinated 10 year notes to subordinated 20-year notes bearing interest at the rate of 8.75%. The repayment terms of these notes are the same as the original subordinated 20-year notes. The 20-year notes bear interest at the rate of 8 1/2% per annum on $3,530,000 and 8.75% per annum on $505,000, payable semi-annually beginning December 16, 1992, with a lump sum principal payment due June 16, 2012.

Scheduled principal reductions on the Company's debt for the next five years are as follows:

                           Year           Amount
                           1997        $        0
                           1998         1,489,000
                           1999         1,639,000
                           2000         1,489,000
                           2001         1,489,000

5.	COMMITMENTS AND CONTINGENCIES

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


7. REVERSE STOCK SPLIT

On May 13, 1997, the Company effected a 1 for 10 reverse stock split.
Fractional shares received a cash payment on the basis of $1.00 for each old share. The reverse split was completed to enable the Company to meet new NASDAQ requirements regarding market value of stock to remain listed on the NASDAQ market and to increase the market value per share to a level where more brokers will look at the Company and its stock. Prior period numbers have been restated to give effect of the reverse split.


8.	REVERSE STOCK SPLIT OF FCC

On May 13, 1997, FCC effected a 1 for 400 reverse stock split. Fractional shares received a cash payment on the basis of $.25 for each old share. The Company maintained a significant number of shareholder accounts with less than $100 of market value of stock. The reverse stock split enabled these smaller shareholders to receive cash for their shares without incurring broker costs and will save the Company administrative costs associated with maintaining these accounts.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's financial condition, changes in financial condition and results of operations, which reflect the performance of the Company. The information in the consolidated financial statements and related notes should be read in conjunction with this section.


LIQUIDITY AND CAPITAL RESOURCES

The Company and its consolidated subsidiaries have three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 3.7% and 4.9% as of June 30, 1997, and December 31, 1996, respectively. Fixed maturities as a percentage of total invested assets were 81% and 80% as of June 30, 1997 and December 31, 1996, respectively.

Future policy benefits are primarily long-term in nature and therefore, the Company's investments are predominantly in long term fixed maturity investments such as bonds and mortgage loans which provide a sufficient return to cover these obligations. Most of the insurance company assets, other than policy loans, are invested in fixed maturities and other investments, substantially all of which are readily marketable. Although there is no present need or intent to dispose of such investments, the life companies could liquidate portions of their investments if such a need arose. The Company has the ability and intent to hold these investments to maturity; consequently, the Company's investment in long term fixed maturities is reported in the financial statements at their amortized cost.

Many of the Company's products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds. With respect to such products, surrender charges are generally sufficient to cover the Company's unamortized deferred policy acquisition costs with respect to the policy being surrendered.

Consolidated operating activities of the Company produced cash flows of ($1,026,000) and $601,000 for the first six months of 1997 and 1996, respectively. The net cash (used in) or provided by operating activities plus net policyholder contract deposits after the payment of policyholder withdrawals, equaled $1,403,000 for the first six months of 1997 and $4,686,000 for the first six months of 1996. Management uses this measurement of cash flows as an indicator of the performance of the Company's insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities. Dollar volume of new business production is down 33% when comparing the first half of 1997 to the first half of 1996. New business production suffered in 1997 from a combination of the uncertainty generated by the pending change of control of the Company (See Note 6), and modifications to certain products in the Company's life insurance portfolio. The modifications to the products were necessary to meet new regulations adopted by state insurance departments. The modifications to the products required re-training of the Company's agency force.

Cash provided by (used in) investing activities was ($4,345,000) and $601,000 for the first six months of 1997 and 1996, respectively. The most significant aspect of cash provided by (used in) investing activities is the fixed maturity transactions. Fixed maturities account for 71% and 86% of the total cost of investments acquired for the first six months of 1997 and 1996, respectively. The Company has not directed its investable funds to so-called "junk bonds" or derivative investments.

Net cash provided by financing activities was $1,135,000 and $2,732,000 for the first six months of 1997 and 1996, respectively. Policyholder contract deposits decreased 17% for the first six months of 1997 compared to the first six months of 1996. The decrease is due to the decline in new business production. Policyholder contract withdrawals decreased 6% for the first six months of 1997 compared to the first six months of 1996.

On May 8, 1996, FCC refinanced its senior debt of $8,900,000. The refinancing was completed through First of America Bank - Illinois NA and is subject to a credit agreement. The refinanced debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate". The base rate at June 30, 1997 was 8.5%. Interest is paid quarterly and principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. The Company satisfied its $1,000,000 principal obligation for 1997 by prepaying $500,000 on November 8, 1996 and a payment of $500,000 on May 8, 1997. The next scheduled principal payment is $1,000,000 due on May 8, 1998.

On a parent only basis, UTI's cash flow is dependent on revenues from a management agreement with UII and its earnings received on invested assets and cash balances. At June 30, 1997, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. Cash requirements of UTI primarily relate to the payment of expenses related to maintaining the Company as a corporation in good standing with the various regulatory bodies which govern corporations in the jurisdictions where the Company does business. The payment of cash dividends to shareholders is not legally restricted. However, the state insurance department regulates insurance company dividend payments where the company is domiciled. UG's dividend limitations are described below.

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


RESULTS OF OPERATIONS

YEAR-TO-DATE 1997 COMPARED TO 1996:

(a)  REVENUES

Premium income, net of reinsurance premium, decreased 8% when comparing the first six months of 1997 to the first six months of 1996. The Company's primary product is the "Century 2000" universal life insurance product. Universal life and interest sensitive life insurance products contribute only the risk charge to premium income, however traditional insurance products contribute all monies received to premium income. Since the Company does not actively market traditional life insurance products, it is expected that premium income will continue to decrease in future perods as a result of expected lapses of business in force.

Other considerations, net of reinsurance, increased approximately 2% compared to one year ago. Other considerations consist of administrative charges on universal life and interest sensitive life insurance products. The insurance in force relating to these types of products continues to increase as marketing efforts focus on universal life insurance products.

Net investment income decreased 2% when comparing the first six months of 1997 to 1996. The decrease is the result of a smaller invested asset base from one year ago. During the fourth quarter 1996, the Company transferred approximately $22,000,000 in assets as part of a coinsurance agreement with First International Life Insurance Company ("FILIC"). The overall annualized investment yields for the first six months of 1997 and 1996 are 7.2% and 7.0%, respectively. The improvement in investment yield is primarily attributed to the fixed maturity portfolio. The Company has invested excess cash and financing activities generated through sales of universal life insurance products.

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

(b)  EXPENSES

Life benefits, net of reinsurance benefits and claims, increased 6% in the first six months of 1997 compared to 1996. The increase in life benefits is attributed to an increase in mortality. Mortality increased 21% in the first six months of 1997 compared to 1996. There is no single event that caused mortality to increase. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management. The Company experienced a decline of 33% in dollar volume of new business production. This decline results in less of an increase in reserves from new business as compared to the previous year.

Commissions and amortization of deferred policy acquisition costs decreased 20% for the first six months of 1997 compared to the first six months of 1996. The decrease was due to the decline in new business production.

Amortization of cost of insurance acquired decreased $1,571,000 for the first six months of 1997 compared to 1996. The decrease is attributed to the coinsurance agreement with First International Life Insurance Company ("FILIC") as of September 30, 1996. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to a non-premium paying life insurance policy.
Cost of insurance acquired is amortized in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The Company did not have any charge-offs during the periods covered by this report.

Operating expenses decreased 15% when comparing the first six months of 1997 to the first six months of 1996. The decrease in operating expenses is attributed to the settlement of certain litigation in the fourth quarter of 1996. The Company incurred elevated legal fees in the previous year due to the litigation. Operating expenses were further reduced from a restructuring of the home office personnel completed in late 1996.

Interest expense decreased 3% for the first six months of 1997 compared to 1996. On May 8, 1996, FCC refinanced its senior debt of $8,900,000. The refinanced debt bears interest to a rate equal to the "base rate" plus nine-sixteenths of one percent. Prior to refinancing, the interest rate was equal to the base rate plus one percent. The decrease in interest rate and principal reductions made during the last year provided the decrease in interest expense for the first six months of 1997.


(c)  NET INCOME (LOSS)

The Company had a net income of $149,000 for the first six months of 1997 compared to a net income of $314,000 for the first six months of 1996. The decline in net income for the current period is primarily due to the increase in mortality.


SECOND QUARTER 1997 COMPARED TO SECOND QUARTER 1996:

(a)  REVENUES

Premium income, net of reinsurance premium, decreased 10% when comparing second quarter of 1997 to second quarter of 1996. The Company's primary product is the "Century 2000" universal life insurance product. Universal life and interest sensitive life insurance products contribute only the risk charge to premium income, however traditional insurance products contribute all monies received to premium income. Since the Company does not actively market traditional life insurance products, it is expected that premium income will continue to decrease in future peroids as a result of expected lapses of business in force.

Other considerations, net of reinsurance, increased approximately 3% compared to one year ago. Other considerations consist of administrative charges on universal life and interest sensitive life insurance products. The insurance in force relating to these types of products continues to increase as marketing efforts focus on universal life insurance products.

Net investment income decreased 2% when comparing second quarter of 1997 to 1996. The decrease is the result of a smaller invested asset base from one year ago. During the fourth quarter 1996, the Company transferred approximately $22,000,000 in assets as part of a coinsurance agreement with First International Life Insurance Company ("FILIC").

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


(b)  EXPENSES

Life benefits, net of reinsurance benefits and claims, decreased 3% in second quarter of 1997 compared to 1996. The decrease in life benefits is due to the decrease in new business production. Although life benefits decreased, mortality increased $137,000 in second quarter of 1997 compared to 1996. There is no single event that caused mortality to increase. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.

Commissions and amortization of deferred policy acquisition costs decreased 40% for second quarter of 1997 compared to second quarter of 1996. The decrease was due to the decline in new business production.

Amortization of cost of insurance acquired decreased $740,000 for second quarter of 1997 compared to 1996. The decrease is attributed to the coinsurance agreement with First International Life Insurance Company ("FILIC") as of September 30, 1996. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to a non-premium paying life insurance policy. Cost of insurance acquired is amortized in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The Company did not have any charge-offs during the periods covered by this report.

Interest expense increased slightly for second quarter of 1997 compared to 1996. On May 8, 1996, FCC refinanced its senior debt of $8,900,000. The refinanced debt bears interest to a rate equal to the "base rate" plus nine-sixteenths of one percent. The base-lending rate increased a quarter of a percent in March 1997. This impact was partially offset by principal reductions made during the last year.


(c)  NET INCOME (LOSS)

The Company had net income of $102,000 for second quarter of 1997 compared to $9,000 for second quarter of 1996. The improvement in net income is due to the decrease in amortization of cost of insurance acquired.


FINANCIAL CONDITION

The financial condition of the Company changed slightly since December 31, 1996. The most significant changes to occur are a decrease in cash and cash equivalents and the corresponding increase in fixed maturities. Future policy benefits increased as expected due to the aging in force business.

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

The liabilities are predominantly long term in nature and therefore, the Company invests in long term fixed maturity investments, which are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments.

The Company does not own any derivative investments or "junk bonds". As of June 30, 1997, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities it may sell and classified them as "investments held for sale". Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.



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

                         PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION


PROPOSED MERGER OF UNITED TRUST, INC. AND UNITED INCOME, INC.

On March 25, 1997, the Board of Directors of UTI and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, UTI would be the surviving entity with UTI issuing one share of its stock (after its reverse stock split of one share for each ten shares) for each share held by UII shareholders (after its reverse stock split of one share for every 14.2857 shares).

UTI stock currently trades on NASDAQ. The reverse stock split increased the price at which the Company's stock trades, enabling it to meet new NASDAQ requirements regarding eligibility to remain listed.

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





                               UNITED TRUST, INC.
                                  (Registrant)










Date:   August 13, 1997 	               By  JAMES E. MELVILLE
                                           	James E. Melville
                                           	Senior Executive Vice President
                                            	and Chief Financial Officer