Form 10-Q
period 1997-09-30
UNITED TRUST INC /IL/
filed 1997-11-14
CIK 832480

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarter Ended September 30, 1997       Commission File No. 0-16867

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


                  Shares outstanding at October 31, 1997:

                                 1,634,779

                 Common stock, no par value per share

                           UNITED TRUST, INC.
                            (The "Company")


                           TABLE OF CONTENTS

Part 1:  Financial Information                                        3

 Consolidated  Balance Sheets as of September  30,
    1997 and December 31, 1996                                        3

 Consolidated  Statements of  Operations  for  the
    nine months and three months ended September  30,
    1997 and 1996                                                     4

 Consolidated  Statements of Cash  Flows  for  the
    nine months ended September 30, 1997 and 1996                     5

 Notes to Consolidated Financial Statements                           6

 Management's   Discussion   and    Analysis    of
    Financial Condition and Results of Operations                    11



Part II - Other Information                                          16

 Item 5.  Other information                                          16

 Item 6. Exhibits                                                    16

 Signatures                                                          17



                     PART 1.  FINANCIAL INFORMATION
                      Item 1.  Financial Statements

                            UNITED TRUST, INC.
                             AND SUBSIDIARIES

                       Consolidated Balance Sheets

                                                September 30,   December 31,
        ASSETS                                       1997            1996


Investments:
Fixed maturities at amortized cost
 (market $188,585,275 and $181,815,225)         $185,691,622 $   179,926,785
Investments held for sale:
Fixed maturities, at market
 (cost $1,836,015 and $1,984,661)                  1,834,388       1,961,166
Equity securities, at market
 (cost $2,741,632 and $2,086,159)                  2,783,623       1,794,405
Mortgage loans on real estate at amortized cost   10,010,243      11,022,792
Investment real estate, at cost,
 net of accumulated depreciation                  10,635,617      10,543,490
Real estate acquired in satisfaction of debt,
 at cost, net of accumulated depreciation          3,856,946       3,846,946
Policy loans                                      14,211,585      14,438,120
Short term investments                               425,458         430,983
                                                 229,449,482     223,964,687

Cash and cash equivalents                         13,089,285      17,326,235
Investment in affiliates                           4,996,199       4,826,584
Accrued investment income                          4,094,360       3,461,799
Reinsurance receivables:
 Future policy benefits                           38,414,086      38,745,013
 Policy claims and other benefits                  3,200,091       3,856,124
Other accounts and notes receivable                1,032,444         894,321
Cost of insurance acquired                        42,254,048      43,917,280
Deferred policy acquisition costs                 10,897,379      11,325,356
Costs in excess of net assets purchased,
net of accumulated amortization                    2,782,883       5,496,808
Other assets                                       1,443,155       1,659,455
     TOTAL ASSETS                               $351,653,412 $   355,473,662

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
 Future policy benefits                         $249,367,949 $   248,879,317
 Policy claims and benefits payable                2,236,479       3,193,806
 Other policyholder funds                          2,552,358       2,784,967
 Dividend and endowment accumulation              14,687,638      13,913,676
Income taxes payable:
 Current                                               1,101          70,663
 Deferred                                         13,473,857      13,193,431
Notes payable                                     22,566,713      19,573,953
Indebtedness to affiliates, net                           17          31,837
Other liabilities                                  4,392,866       5,975,483
     TOTAL LIABILITIES                           309,278,978     307,617,133
Minority interests in consolidated subsidiaries   26,666,108      29,842,672


Shareholders' equity:
Common stock - no par value, stated value $.02
  per share Authorized 3,500,000 shares - 1,634,779
  and 1,870,093 shares issued after deducting
  treasury shares of 277,460 and 42,384               32,695          37,402
Additional paid-in capital                        16,488,376      18,638,591
Unrealized  appreciation (depreciation) of
 investments held for sale                           138,936         (86,058)
Accumulated deficit                                 (951,681)       (576,078)
     TOTAL SHAREHOLDERS' EQUITY                   15,708,326      18,013,857
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $351,653,412 $   355,473,662

                               UNITED TRUST, INC.
                                AND SUBSIDIARIES
                     Consolidated Statements of Operations

                             Three Months Ended          Nine Months Ended
                       September 30, September 30, September 30, September 30,
                           1997          1996          1997          1996


Revenues:

Premium income        $   7,217,037 $   7,836,950 $  23,360,291 $  25,514,821
Reinsurance premium      (1,384,230)   (1,303,035)   (3,511,544)   (3,666,681)
Other considerations        862,654       866,137     2,677,994     2,628,275
Other considerations
 paid to reinsurers         (56,067)      (51,853)     (152,179)     (132,530)
Net investment income     3,686,861     4,038,831    11,357,217    11,902,307
Realized investment
 gains and (losses), net   (114,436)      (37,858)     (143,015)     (320,805)
Other income                142,314       287,442       602,893     1,037,242
                         10,354,133    11,636,614    34,191,657    36,962,629


Benefits and other expenses:

Benefits, claims and
 settlement expenses:
  Life                    5,615,588     8,319,522    18,242,132    19,541,163
  Reinsurance benefits
   and claims              (481,468)   (1,294,964)   (1,447,716)   (2,071,008)
  Annuity                   411,395       398,034     1,178,807     1,286,981
  Dividends to
   policyholders            922,224       956,118     3,074,230     3,234,137
Commissions and
 amortization of deferred
 policy acquisition costs 1,083,006       703,196     2,747,329     2,789,220
Amortization of cost of
 insurance acquired         612,007       996,672     1,724,294     3,680,224
Operating expenses        2,378,618     3,422,654     7,745,203     9,721,735
Interest expense            492,258       481,834     1,316,892     1,335,442
                         11,033,628    13,983,066    34,581,171    39,517,894

Loss before income taxes,
 minority interest and
 equity in earnings (loss)
 of investees              (679,495)   (2,346,452)     (389,514)   (2,555,265)

Credit (provision) for
  income taxes             (157,919)      317,751      (285,126)      990,411
Minority interest in
  loss of consolidated
  subsidiaries              353,893     1,310,454       297,943     1,074,797
Equity in earnings (loss)
  of investees              (40,920)     (174,514)        1,094       (88,929)

Net loss              $    (524,441)$    (892,761)  $  (375,603)$    (578,986)




Net loss per
  common share        $       (0.30)$       (0.48)  $     (0.21)$       (0.31)

Weighted  average common
shares outstanding        1,719,806     1,870,093     1,819,398     1,869,315

                              UNITED TRUST, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                  September 30, September 30,
                                                       1997          1996

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
  Net loss                                      $    (375,603) $    (578,986)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities net
 of changes in assets and liabilities resulting
 from the sales and purchases of subsidiaries:
  Amortization/accretion of fixed maturities          505,440        703,110
  Realized investment (gains) losses, net             143,015        320,805
  Policy acquisition costs deferred                  (557,000)    (1,477,000)
  Amortization of deferred policy acquisition costs   984,977      1,940,471
  Amortization of cost of insurance acquired        1,724,294      3,680,224
  Amortization of costs in excess of net
   assets purchased                                   116,250        124,405
  Depreciation                                        333,653        392,018
  Minority interest                                  (297,943)    (1,074,797)
  Equity in loss (earnings) of investees               (1,094)        88,929
  Change in accrued investment income                (632,561)      (673,945)
  Change in reinsurance receivables                   986,960         46,135
  Change in policy liabilities and accruals          (153,240)     2,454,616
  Charges for mortality and administration of
   universal life and annuity products             (7,996,086)    (7,681,478)
  Interest credited to account balances             5,432,922      5,423,499
  Change in income taxes payable                      210,864     (1,013,116)
  Change in indebtedness  (to) from affiliates, net   (31,820)       (99,141)
  Change in other assets and liabilities, net      (1,688,706)      (331,586)
Net cash provided by (used in) operating activities(1,295,678)     2,244,163

Cash flows from investing activities:
 Proceeds from investments sold and matured:
  Fixed maturities held for sale                            0        704,583
   Fixed maturities sold                                       0              0
   Fixed maturities matured                            8,186,791  19,168,548
   Equity securities                                     105,261       8,990
   Mortgage loans                                      1,146,863   1,858,246
   Real estate                                           510,806   2,886,187
   Policy loans                                        3,799,553   2,985,381
   Short term                                            410,000     400,000
Total proceeds from investments sold and matured      14,159,274  28,011,935

Cost of investments acquired:
   Fixed maturities held for sale                              0           0
   Fixed maturities                                  (14,301,690)(26,559,403)
   Equity securities                                    (710,387)          0
   Mortgage loans                                       (134,314)   (488,188)
   Real estate                                          (937,268)   (837,866)
   Policy loans                                       (3,573,018) (3,334,865)
   Short term                                           (404,475)   (300,000)
Total cost of investments acquired                   (20,061,152)(31,520,322)
Net cash used in investing activities                 (5,901,878) (3,508,387)

Cash flows from financing activities:
   Policyholder contract deposits                     14,069,987  17,339,900
   Policyholder contract withdrawals                 (11,280,925)(12,033,894)
   Payment for fractional shares from
    reverse stock split                                   (2,381)          0
   Payment for fractional shares from
    reverse stock split of subs                         (535,851)          0
   Purchase of treasury stock                           (926,599)          0
   Purchase of additional shares of equity investee     (165,374)          0
   Proceeds from issuance of notes payable             2,560,000     400,000
   Payments of principal on notes payable               (758,251) (1,773,475)
Net cash provided by financing activities              2,960,606   3,932,531

Net increase (decrease) in cash and cash equivalents  (4,236,950)  2,668,307
Cash and cash equivalents at beginning of period      17,326,235  12,528,025
Cash and cash equivalents at end of period         $  13,089,285 $15,196,332


                    UNITED TRUST, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements


1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by United Trust Inc. ("UTI") and its consolidated subsidiaries ("Company") pursuant to the rules and regulations of the Securities and
Exchange Commission. Although the Company believes the disclosures are adequate to make the information presented not be misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto presented in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

The information furnished reflects, in the opinion of the Company, all adjustments (which include only normal and recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company's future financial condition.

At   September  30,  1997,  the   parent,  significant   subsidiaries   and
affiliates  of   United  Trust  Inc. were  as  depicted  on  the  following organizational chart.




                          ORGANIZATIONAL CHART
                        AS OF SEPTEMBER 30, 1997


United Trust, Inc. ("UTI") is the ultimate controlling company.  UTI  owns
53% of United Trust Group ("UTG") and 33.3% of United Income, Inc. ("UII"). UII owns 47% of UTG. UTG owns 79.4% of First Commonwealth Corporation ("FCC") and FCC owns 100% of Universal Guaranty Life Insurance Company ("UG"). UG owns 100% of United Security Assurance Company ("USA"). USA owns 83.9% of Appalachian Life Insurance Company ("APPL") and APPL owns 100% of Abraham Lincoln Insurance Company ("ABE").

2.   FIXED MATURITIES

As of September 30, 1997, fixed maturities and fixed maturities held for sale represented 82% of total invested assets. As prescribed by the various state insurance department statutes and regulations, the insurance companies' investment portfolio is required to be invested primarily in investment grade securities to provide ample protection for policyholders. The Company does not invest in so-called "junk bonds" or derivative investments. The liabilities of the insurance companies are predominantly long term in nature and therefore, the companies invest primarily in long term fixed maturity investments. The Company has analyzed its fixed maturity portfolio and reclassified those securities expected to be sold prior to maturity as investments held for sale. The investments held for sale are carried at market. Management has the intent and ability to hold its fixed maturity portfolio to maturity and as such carries these securities at amortized cost. As of September 30, 1997, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.


3.   MORTGAGE LOANS AND REAL ESTATE

The Company holds approximately $10,010,000 in mortgage loans and $14,493,000 in real estate holdings, including real estate acquired in satisfaction of debt, which represent 4% and 6% of total invested assets of the Company, respectively. All mortgage loans held by the Company are first position loans. The Company has $343,000 in mortgage loans net of a $10,000 reserve allowance, which are in default or in the process of foreclosure representing approximately 3% of the total portfolio.

Letters are sent to each mortgagee when the loan becomes 30 or more day's delinquent. Loans 90 days or more delinquent are placed on a non-performing status and classified as delinquent loans. Reserves for loan losses on delinquent loans are established based on management's analysis of the loan balances and what is believed to be the realizable value of the property should foreclosure take place. Loans are placed on a non-accrual status based on a quarterly case by case analysis of the likelihood of repayment.

The   following  tables show the distribution of mortgage  loans  and  real estate by type.

          Mortgage loans                 Amount      % of Total
          FHA/VA                    $     295,499          3%
          Commercial                $   1,594,734         16%
          Residential               $   8,120,010         81%


          Real Estate                    Amount      % of Total
          Home Office               $   2,944,138         20%
          Commercial                $   2,279,630         16%
          Residential development   $   5,042,643         37%
          Foreclosed  real estate   $   3,856,945         27%

4.  NOTES PAYABLE

At   September  30,  1997, the Company has $22,567,000 in  notes   payable.
Notes payable is comprised of the following components:

      Senior debt                    $ 7,900,000
      Subordinated 10 yr. Notes        5,731,000
      Subordinated 20 yr. Notes        4,035,000
      Convertible notes                2,560,000
      Other notes payable              2,341,000
                                     $ 22,567,000

The senior debt is through First of America Bank - Illinois NA and is subject to a credit agreement. The debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate." The base rate at September 30, 1997 was 8.5%. Principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. On November 8, 1997, the Company prepaid the May 1998 principal payment.

The credit agreement contains certain covenants with which the Company must comply. These covenants contain provisions common to a loan of this type and include such items as; a minimum consolidated net worth of FCC to be no
less  than 400% of the outstanding balance of the debt; Statutory   capital
and surplus of Universal Guaranty Life Insurance Company be maintained at no less than $6,500,000; an earnings covenant requiring the sum of the pre-
tax  earnings  of  Universal  Guaranty  Life  Insurance   Company  and  its
subsidiaries (based on Statutory Accounting Practices)  and  the  after-tax
earnings  plus  non-cash charges  of  FCC (based   on   parent   only  GAAP
practices) shall not be less than two hundred percent (200%) of the Company's interest expense on all of its debt service. The Company is in
compliance  with  all of the covenants of  the  agreement   and   does  not
foresee any problem  in  maintaining compliance in the future.

United Income, Inc. holds a promissory note receivable of $700,000 due from FCC. This note bears interest at the rate of 1% above the variable per annum rate of interest most recently published by the Wall Street Journal as the prime rate. Interest is payable quarterly with principal due at maturity on May 8, 2006.

In February 1996, FCC borrowed $150,000 from an affiliate to provide additional cash for liquidity. The note bears interest at the rate of 1% over prime as published in the Wall Street Journal, with interest payments due quarterly and principal due upon maturity of the note on June 1, 1999.

The subordinated debt was incurred June 16, 1992 as a part of an acquisition. The 10-year notes bear interest at the rate of 7 1/2% per annum, payable semi-annually beginning December 16, 1992. These notes except for one $840,000 note, provide for principal payments equal to
1/20th of the principal balance due with each interest installment beginning December 16, 1997, with a final payment due June 16, 2002. The $840,000 note provides for a lump sum principal payment due June 16, 2002. In June 1997, the Company refinanced $204,267 of its subordinated 10-year notes to subordinated 20-year notes bearing interest at the rate of 8.75%. The repayment terms of these notes are the same as the original subordinated 20 year notes. The 20-year notes bear interest at the rate of 8 1/2% per annum on $3,530,000 and 8.75% per annum on $505,000, payable semi-annually with a lump sum principal payment due June 16, 2012.

On July 31, 1997, United Trust Inc. issued convertible notes for cash in the amount of $2,560,000 to seven individuals, all officers or employees of United Trust Inc. The notes bear interest at a rate of 1% over prime, with interest payments due quarterly and principal due upon maturity of July 31, 2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years.

As   partial   proceeds in the acquisition of common  stock  from   certain
officers and directors in the third quarter of 1997, the Company issued unsecured promissory notes. These notes bear interest at 1% over prime with interest payments due quarterly. Principal comes due at varying times with $150,000 maturing on January 31, 1999, $1,655,000 maturing on July 31, 2005 and one note of $70,000 requiring annual principal reductions of $10,000 until
maturity  on  September  23, 2004.    The   interest  rates  were   deemed
favorable  to  UTI   and   as   aresult,   the   Company  has   discounted
the  notes  to   reflect a 15% effective  rate  of  interest for financial
statement  purposes.  The notes have  a  total   face  maturity  value  of
$1,875,000 and a discounted value  at September 30, 1997 of $1,491,000.

Scheduled principal reductions on the Company's debt for the next five years are as follows:

                       Year           Amount
                       1997      $           0
                       1998          1,527,000
                       1999          1,827,000
                       2000          1,527,000
                       2001          1,527,000


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

Under insurance guaranty fund laws in most states, insurance companies doing business in a participating state can be assessed up to prescribed limits for policyholder losses incurred by insolvent or failed insurance companies. Although the Company cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer's financial strength. Those mandatory assessments may be partially recovered through reduction in future premium taxes in some states. The Company does not believe such assessments will be materially different from amounts already provided for in the financial statements.

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


9.  RELATED PARTY TRANSACTIONS

On July 31, 1997, United Trust Inc. issued convertible notes for cash received totaling $2,560,000 to seven individuals, all officers or employees of United Trust Inc. The notes bear interest at a rate of 1% over prime, with interest payments due quarterly and principal due upon maturity of July 31, 2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years. Conditional upon the seven individuals placing the funds with the Company were the acquisition by UTI of a portion of the holdings of UTI owned by Larry E. Ryherd and his family and the acquisition of common stock of UTI and UII held by Thomas F. Morrow and his family and the simultaneous retirement of Mr. Morrow. Neither Mr. Morrow nor Mr. Ryherd were a party to the convertible notes.

Approximately $1,048,000 of the cash was used to acquire stock holdings of United Trust Inc. and United Income, Inc. of a retiring executive officer of the Company and to acquire a portion of the United Trust Inc. holdings of Larry E. Ryherd and his family. The remaining cash received will be used by the Company to provide additional operating liquidity and for future acquisitions of life insurance companies.

On July 31, 1997, the Company acquired a total of 126,921 shares of United Trust Inc. common stock and 47,250 shares of United Income, Inc. common stock from Thomas F. Morrow and his family. Mr. Morrow simultaneously retired as an executive officer of the Company. Mr. Morrow will remain as a member of the Board of Directors. In exchange for his stock, Mr. Morrow and his family received approximately $348,000 in cash, promissory notes valued at $140,000 due in eighteen months, and promissory notes valued at $1,030,000 due January 31, 2005. These
notes  bear  interest  at  a rate of 1%  over  prime,   with  interest  due
quarterly and principal due upon maturity. The notes do not contain any conversion privileges.

Additionally, on July 31, 1997, the Company acquired a total of 97,499 shares of United Trust Inc. common stock from Larry E. Ryherd and his family. Mr. Ryherd and his family received approximately $700,000 in cash and a promissory note valued at $251,000 due January 31, 2005. The acquisition of approximately 16% of Mr. Ryherd's stock holdings in United Trust Inc. was completed as a prerequisite to the convertible notes placed by other management personnel to reduce the total holdings of Mr. Ryherd and his family in the Company to make the stock more
attractive    to  the  investment  community.    Following the transaction,
Mr. Ryherd and his family own approximately 31% of the outstanding common stock of United Trust Inc.

On September 23, 1997, the Company acquired 10,056 shares of UTI common stock from Paul Lovell, a director, for $35,000 and a promissory note valued at $61,000 due September 23, 2004. The note bears interest at a rate of 1% over prime, with interest due quarterly and principal reductions of $10,000 annually until maturity. Simultaneous with the stock purchase, Mr. Lovell resigned his position on the UTI board.


10.  OTHER CASH FLOW DISCLOSURE

As partial proceeds for the acquisition of common stock of UTI and UII, the Company issued promissory notes of $140,000 due in eighteen months, $61,000 due in seven years and $1,281,000 due in seven and onehalf years. See note 9.

ITEM 2.

MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's financial condition, changes in financial condition and results of operations, which reflect the performance of the Company. The information in the consolidated financial statements and related notes should be read in conjunction with this section.

LIQUIDITY AND CAPITAL RESOURCES

The   Company   and   its consolidated subsidiaries have  three   principal
needs   for  cash  - the insurance companies' contractual  obligations   to
policyholders, the payment of operating expenses and servicing of  its long-
term   debt.   Cash and cash equivalents as a percentage  of  total  assets
were  3.7%  and  4.9%  as of September 30, 1997, and  December   31,  1996,
respectively.    Fixed  maturities  as  a  percentage  of   total  invested
assets were 81% and 80% as of September 30, 1997 and December 31, 1996, respectively.

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

Consolidated operating activities of the Company produced cash flows of ($1,296,000) and $2,244,000 for the first nine months of 1997 and 1996, respectively. The net cash (used in) or provided by operating activities plus net policyholder contract deposits after the payment of policyholder withdrawals, equaled $1,493,000 for the first nine months of 1997 and $7,550,000 for the first nine months of 1996. Management uses this measurement of cash flows as an indicator of the performance of the Company's insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities. Dollar volume of new business production is down 40% when comparing the first nine months of 1997 to the first nine months of 1996. New business production suffered in 1997 from a combination of the uncertainty generated by the pending change of control of the Company (See Note 6), and modifications to certain products in the Company's life insurance portfolio. The modifications to the products were necessary to meet new regulations adopted by state insurance departments. The modifications to the products required re-training of the Company's agency force.

Net cash used in investing activities was $5,902,000 and $3,508,000 for the first nine months of 1997 and 1996, respectively. The most significant aspect of net cash used in investing activities, are the fixed maturity transactions. Fixed maturities account for 71% and 84% of the total cost of investments acquired for the first nine months of 1997 and 1996, respectively. The Company has not directed its investable funds to so-called "junk bonds" or derivative investments.

Net cash provided by financing activities was $2,961,000 and $3,933,000 for the first nine months of 1997 and 1996, respectively. Policyholder contract deposits decreased 19% for the first nine months of 1997 compared to the first nine months of 1996. The decrease is due to the decline in new business production. Policyholder contract withdrawals decreased 6% for the first nine months of 1997 compared to the first nine months of 1996.

On May 8, 1996, FCC refinanced its senior debt of $8,900,000. The refinancing was completed through First of America Bank - Illinois NA and is subject to a credit agreement. The refinanced debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate." The base rate at September 30, 1997 was 8.5%. Interest is paid quarterly and principal payments of $1,000,000 are due in

May of each year beginning in 1997, with a final payment due May 8, 2005. The Company satisfied its $1,000,000 principal obligation for 1997 by prepaying $500,000 on November 8, 1996 and a payment of $500,000 on May 8, 1997. The next scheduled principal payment is $1,000,000 due on May 8, 1998. On November 8, 1997, the Company prepaid the May 1998 principal payment.

On July 31, 1997, United Trust Inc. issued convertible notes for cash in the amount of $2,560,000 to seven interest payments due quarterly and principal due upon maturity of July 31, 2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years.

On a parent only basis, UTI's cash flow is dependent on revenues from a management agreement with UII and its earnings received on invested assets and cash balances. At September 30, 1997, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. Cash requirements of UTI primarily relate to the payment of expenses related to maintaining the Company as a corporation in good standing with the various regulatory bodies, which govern corporations in the jurisdictions where the Company does business. The payment of cash dividends to shareholders is not legally restricted. However, the state insurance department regulates insurance company dividend payments where the company is domiciled. UG's dividend limitations are described below.

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

RESULTS OF OPERATIONS

YEAR-TO-DATE 1997 COMPARED TO 1996:

(a)  REVENUES


Premium income, net of reinsurance premium, decreased 9% when comparing the first nine months of 1997 to the first nine months of 1996. The Company's primary product is the "Century 2000" universal life insurance product. Universal life and interest sensitive life insurance products contribute only the risk charge to premium income, however traditional insurance products contribute all monies received to premium income. Since the Company does not actively market traditional life insurance products, it is expected that premium income will continue to decrease in future periods as a result of expected lapses of business in force.

Other   considerations,  net  of reinsurance, increased  approximately   1%
compared to one year ago. Other considerations consist of administrative charges on universal life and interest sensitive life insurance products. The insurance in force relating to these types of products continues to increase as marketing efforts focus on universal life insurance products.

Net investment income decreased 5% when comparing the first nine months of 1997 to 1996. The decrease is the result of a smaller invested asset base from one year ago. During the fourth quarter 1996, the Company transferred approximately $22,000,000 in assets as part of a coinsurance agreement with First International Life Insurance
Company ("FILIC"). The Company has invested excess cash and financing activities generated through sales of universal life insurance products.

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


(b)  EXPENSES

Life benefits, net of reinsurance benefits and claims, decreased 4% in the first nine months of 1997 compared to 1996. The decrease in life benefits is attributed to a decrease in mortality. There is no single event that caused mortality to decrease. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management. The Company experienced a decline of 40% in dollar volume of new business production. This decline results in less of an increase in reserves from new business as compared to the previous year.

Amortization of cost of insurance acquired decreased $1,956,000 for the first nine months of 1997 compared to 1996. The decrease is attributed partially to the coinsurance agreement with First International Life Insurance Company ("FILIC") as of September 30, 1996. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to a non-premium paying life insurance policy. Cost of insurance acquired is amortized in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The Company did not have any charge-offs during the periods covered by this report.

Operating expenses decreased 20% when comparing the first nine months of 1997 to the first nine months of 1996. The decrease in operating expenses is attributed to the settlement of certain litigation in the fourth quarter of 1996. The Company incurred elevated legal fees in the previous year due to the litigation. Operating expenses were further reduced from a restructuring of the home office personnel completed in late 1996.

(c)  NET LOSS

The Company had a net loss of $376,000 for the first nine months of 1997 compared to $579,000 for the first nine months of 1996. The improvement for the current period is primarily due to the decrease in operating expenses.


THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996:

(a)  REVENUES

Premium income, net of reinsurance premium, decreased 11% when comparing third quarter of 1997 to 1996. The Company's primary product is the "Century 2000" universal life insurance product. Universal life and interest sensitive life insurance products contribute only the risk charge to premium income, however traditional insurance products contribute all monies received to premium income. Since the Company does not actively market traditional life insurance products, it is expected that premium income will continue to decrease in future periods as a result of expected lapses of business in force.

Other considerations, net of reinsurance, decreased slightly compared to one year ago. Other considerations consist of administrative charges on universal life and interest sensitive life insurance products. The insurance in force relating to these types of products continues to increase as marketing efforts focus on universal life insurance products.

Net investment income decreased 9% when comparing third quarter of 1997 to 1996. The decrease is the result of a smaller invested asset base from one year ago. During the fourth quarter 1996, the Company transferred approximately $22,000,000 in assets as part of a coinsurance agreement with First International Life Insurance Company ("FILIC").

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


(b)  EXPENSES

Life benefits, net of reinsurance benefits and claims, decreased 27% in third quarter of 1997 compared to 1996. The decrease in life benefits is due to the decrease in new business production. Mortality decreased $363,000 in third quarter of 1997 compared to 1996. There is no single event that caused mortality to decrease. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.

Amortization of cost of insurance acquired decreased 39% for third quarter of 1997 compared to 1996. The decrease is attributed partially to the coinsurance agreement with First International Life Insurance Company ("FILIC") as of September 30, 1996. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to a non-premium paying life insurance policy. Cost of insurance acquired is amortized in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The Company did not have any charge-offs during the periods covered by this report.

Operating expenses decreased 31% when comparing third quarter of 1997 to 1996. The decrease in operating expenses is attributed to the settlement of certain litigation in the fourth quarter of 1996. The Company incurred elevated legal fees in the previous year due to the litigation. Operating expenses were further reduced from a restructuring of the home office personnel completed in late 1996.


(c)  NET LOSS

The   Company   had   a net loss of $524,000 for third  quarter   of   1997
compared to $893,000 for third quarter of 1996. The improvement is due to the decrease in operating expenses.


FINANCIAL CONDITION

Shareholder's equity decreased 13% as of September 30, 1997 compared to December 31, 1996. The decrease is due to the Company buying treasury shares. Other changes to occur to the balance sheet is a decrease in cash and cash equivalents and the corresponding increase in fixed maturities. Future policy benefits increased as expected due to the aging in force business.

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

The liabilities are predominantly long term in nature and therefore, the Company invests in long term fixed maturity investments, which are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or "junk bonds". As of September 30, 1997, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities it may sell and classified them as "investments held for sale". Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.

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



ITEM 6. EXHIBITS


Exhibit
Number

10 (a)  Employment   agreement dated as of July  31,   1997,   between
        Larry E. Ryherd and First Commonwealth Corporation.

10 (b) Employment agreement dated as of July 31, 1997, between James E. Melville and First Commonwealth Corporation.

10 (c) Employment agreement dated as of July 31, 1997, between George E. Francis and First Commonwealth Corporation. Agreements containing the same terms and conditions excepting title and current salary were also entered into by Joseph H. Metzger, Brad M. Wilson, Theodore C. Miller, Michael K. Borden, and Patricia G. Fowler.


The Company hereby incorporates by reference the exhibits as reflected in the Index to Exhibits of the Company's Form 10-K for the year ended December 31, 1996.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             UNITED TRUST, INC.
                                (Registrant)





Date:   November  12, 1997               By   /s/ James E. Melville
                                              James E. Melville
                                              President, Chief Operating
                                               Officer and Director




Date:   November  12, 1997               By   /s/ Theodore C. Miller
                                              Theodore C. Miller
                                              Senior Vice President
                                               and Chief Financial Officer