Form 10-K
period 1997-12-31
UNITED TRUST INC /IL/
filed 1998-03-30
CIK 832480

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997    Commission File Number 0-16867

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

                           TITLE OF EACH CLASS

                              Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate  by check mark if disclosure  of  delinquent  filers pursuant   to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part  III of this Form 10-K or any amendment to this Form 10-K. [ ].

The aggregate market value of voting stock (Common Stock) held by nonaffiliates of the registrant as of March 13, 1998, was $7,876,568.

At March 13, 1998, the Registrant had outstanding 1,654,850 shares of Common Stock, stated value $.02 per share.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                  PART 1

ITEM1.  BUSINESS

United Trust, Inc. (the "Registrant") was incorporated in 1984, under the laws of the State of Illinois to serve as an insurance holding company.
At   December   31,  1997,  significant  majority-owned  subsidiariesand
affiliates of the Registrant were as depicted on the following organizational chart:

                         ORGANIZATIONAL CHART
                        AS OF DECEMBER 31, 1997



United Trust, Inc. ("UTI") is the ultimate controlling company. UTI owns 53% of United Trust Group ("UTG") and 41% of United Income, Inc. ("UII"). UII owns 47% of UTG. UTG owns 79% of First Commonwealth Corporation ("FCC") and 100% of Roosevelt Equity Corporation ("REC"). FCC owns 100% of Universal Guaranty Life Insurance Company ("UG"). UG owns 100% of United Security Assurance Company ("USA"). USA owns 84% of Appalachian Life Insurance Company ("APPL") and APPL owns 100% of Abraham Lincoln Insurance Company ("ABE").

The Registrant and its subsidiaries (the "Company") operate principally in the individual life insurance business. The primary business of the Company has been the servicing of existing insurance business in force, the solicitation of new insurance business, and the acquisition of other companies in similar lines of business.

United  Trust,  Inc., ("UTI") was incorporated December  14,  1984,  as  an
Illinois   corporation.  During the next two and a  half  years,   UTI  was
engaged in an intrastate public offering of its securities, raising over $12,000,000 net of offering costs. In 1986, UTI formed a life insurance subsidiary, United Trust Assurance Company ("UTAC"), and by 1987 began selling life insurance products.

United Income, Inc. ("UII"), an affiliated company, was incorporated on November 2, 1987, as an Ohio corporation. Between March and August
1990, UII raised a total of approximately   $15,000,000 in an intrastate
public offering   in  Ohio.
During 1990, UII formed a life insurance subsidiary, United Security Assurance (USA), and began selling life insurance products.

UTI currently owns 41% of the outstanding common stock of UII and accounts for its investment in UII using the equity method.

On February 20, 1992, UTI and UII, formed a joint venture, United Trust Group, Inc., ("UTG"). On June 16, 1992, UTI contributed $2.7 million in cash, an $840,000 promissory note and 100% of the common stock of its wholly owned life insurance subsidiary, (UTAC). UII contributed $7.6 million in cash and 100% of its life insurance subsidiary, (USA), to UTG. After the contributions of cash, subsidiaries, and the note, UII owns 47% and UTI owns 53% of UTG.

On June 16, 1992, UTG acquired 67% of the outstanding common stock of the now dissolved Commonwealth Industries Corporation, ("CIC") for a purchase price of $15,567,000. Following the acquisition UTI controlled eleven life insurance subsidiaries. The Company has taken several steps to
streamline   and    simplify   the  corporate   structure   followingthe
acquisitions.

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

On July 31, 1994, Investors Trust Assurance Company ("ITAC") was merged into Abraham Lincoln Insurance Company ("ABE").

On August 15, 1995, the shareholders of CIC, Investors Trust, Inc., ("ITI"), and Universal Guaranty Investment Company, ("UGIC"), all
intermediate  holding   companies   within   the   UTI  group,   voted to
voluntarily liquidate each of the companies and distribute the assets to the shareholders (consisting solely of common stock of their respective subsidiary).As a result, the shareholders of the liquidated companies became shareholders of FCC.

On March 25, 1997, the Board of Directors of UTI and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, UTI would be the surviving entity with UTI issuing one share of its stock for each share held by UII shareholders. Neither UTI nor UII have any other significant holdings or business dealings. The Board of
Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders. The merger will result
incertaincost  savings, primarily related to costs   associated  with
maintaining  a  corporation in good standing in the states   in  whichit
transacts business. A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur sometime during the third quarter of 1998.

The holding companies within the group, UTI, UII UTG and FCC, are all life insurance holding companies. These companies became members of the same affiliated group through a history of acquisitions in which life insurance companies were involved. The focus of the holding companies is the acquisition of other companies in similar lines of business and management of the insurance subsidiaries. The companies have no activities outside the life insurance focus.

The insurance companies of the group, UG, USA, APPL and ABE, all operate in the individual life insurance business. The primary focus of these companies has been the servicing of existing insurance business in force and the solicitation of new insurance business.

On February 19, 1998, UTI signed a letter of intent with Jesse T. Correll, whereby Mr. Correll will personally or in combination with other individuals make an equity investment in UTI over a period of three years. Under the terms of the letter of intent Mr. Correll will buy 2,000,000 authorized but unissued shares of UTI common stock for $15.00 per share and will also buy 389,715 shares of UTI common stock, representing stock of UTI and UII, that UTI purchased during the last eight months in private transactions at the average price UTI paid for such stock, plus interest, orapproximately $10.00 per share. Mr. Correll also will purchase 66,667 shares of UTI common stock and $2,560,000 of face amount of convertible bonds (which are due and payable on any change in control of UTI) in private transactions, primarily from officers of UTI.

UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to negotiation of a definitive purchase agreement; completion of due diligence by Mr. Correll; the receipt of
regulatory  and  other  approvals;and   the  satisfaction   of   certain
conditions. The transaction is not expected to be completed before June 30, 1998, and there can be no assurance that the transaction will be completed.


PRODUCTS

The Company's portfolio consists of two universal life insurance products. The primary universal life insurance product is referred to as the "Century 2000". This product was introduced to the marketing force in 1993 and has become the cornerstone of current marketing. This product has a minimum face amount of $25,000 and currently credits 6% interest with a guaranteed rate of 4.5% in the first 20 years and 3% in years 21 and greater. The policy values are subject to a $4.50 monthly policy fee, an administrative load and a premium load of 6.5% in all years. The premium load is an expense charge which is collected through a percentage charge to each premium dollar paid by the policyholder. The administrative load and surrender charge are based on the issue age, sex and rating class of the policy.A surrender charge is effective for the first 14 policy years.
In general, the surrender charge is very high in the first couple of years and then declines to zero at the end of 14 years. Policy loans are available at 7% interest in advance. The policy's accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan.

The second universal life product referred to as the "UL90A", has a minimum face amount of $25,000. The administrative load is based on the issue age, sex and rating class of the policy. Policy fees vary from $1 per month in the first year to $4 per month in the second and third years and $3 per month each year thereafter. The UL90A currently
credits  5.5%  interest   with  a 4.5% guaranteed interest  rate.Partial
withdrawals, subject to a remaining  minimum $500 cash surrender value  and
a  $25fee,   are allowed  once a year after the first duration.   Policy
loansare   available   at   7%  interest  in  advance.   Thepolicy's
accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan. Surrender charges are based on a percentage of target premium starting at 120% for years 1-5 then grading downward to zero in year 15. This policy contains a guaranteed interest credit bonus for the long-term policyholder. From years 10 through 20, additional interest bonuses are earned with a totalin the twentieth year of 1.375%. The bonus is calculated from the policy issue date and is contractually guaranteed.

The   Company's  actual  experience for earned  interest,  persistency  and
mortality  vary  from  the  assumptions  applied  to   pricing    andfor
determining  premiums.   Accordingly, differences  between   the  Company's
actualexperience  and  those  assumptions   applied   may  impactthe
profitability of the Company.  The minimum  interest spread  between earned
and
credited  rates  is 1% on  the  "Century 2000"  universallife  insurance
product.   TheCompany  monitors investment  yields, and  when  necessary adjusts  credited  interest rates  on  its  insurance products to  preserve
targeted   interest spreads.  Credited   rates are reviewed and  established
by  the Board of Directors of the respective life insurance subsidiaries.

The premium rates are competitive with other insurers doing business in the states in which the Company is marketing its products.

The Company markets other products, none of which is significant to operations. The Company has a variety of policies in force different from those which are currently being marketed. Universal life and interest sensitive whole life business account for approximately 46% of the insurance in force. Approximately 29% of the insurance in force is participating business. The Company's average persistency rate for its
policiesin  force  for  1997  and  1996  has  been  89.4%   and   87.9%,
respectively. The Company does not anticipate any material fluctuations in these rates in the future that may result from competition.

Interest-sensitive   life insurance products have  characteristics  similar
to annuities with respect to the crediting of a current rate of interest at or above a guaranteed minimum rate and the use of surrender charges
to  discourage  premature  withdrawal  of cashvalues.   Universal   life
insurance  policies  also  involve variable  premium  charges  against  the
policyholder's    account  balancefor   the  cost   of   insuranceand
administrative    expenses.  Interest-sensitive   whole    life    products
generally   have   fixed premiums. Interest-sensitive   life   insurance
products are designed with a combination  of front-end loads, periodic
variable charges,  and   back-end loads  or  surrender  charges.  Traditional
life insurance products have premiums and benefits predetermined at issue; the premiums are set at levels that are designed to exceed
expected  policyholder  benefits  and Company   expenses. Participating
business is traditional life   insurance with  the added  feature  of an
annual return of a portion of  the  premium paid   by the policyholder
through a policyholder dividend.   This dividend is   setannually by the
Board of Directors of each insurance company and is completely discretionary.


MARKETING

The  Companymarkets its products through separate and   distinct  agency
forces. The Company has approximately 45 captive agents who actively write new business, and 15 independent agents who primarily service their existing customers. No individual sales agent accounted for over 10% of the Company's premium volume in 1997. The Company's sales agents do not have the power to bind the Company.

Marketing   is  based  on  referral  network  of  community  leadersand shareholders of UII and UTI. Recruiting of sales agents is also based on the same referral network. The industry has experienced a downward trend
in   thetotal  number  of   agents  who  sell insuranceproducts,  and
competition for the top sales producers has intensified. As this trend appears to continue, the recruiting focus of the Company has been on introducing quality individuals to the insurance industry through an extensive internal training program. The Company feels this approachis conducive to the mutual success of our new recruitsand the Companyas these recruits market our products in a professional, company structured manner.

New  sales  are  marketed by UG and USA through their agency  forces  using
contemporarysales   approaches  with  personal  computer  illustrations.
Current marketing efforts are primarily focused on the Midwest region.

USA is licensed in Illinois, Indiana and Ohio. During 1997, Ohio accounted for 99% of USA's direct premiums collected.

ABE is licensed in Alabama, Arizona, Illinois, Indiana, Louisiana and
Missouri.   During 1997, Illinois and Indiana accounted  for 46% and 32%, respectively of ABE's direct premiums collected.

APPL is licensed in Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Missouri, Montana, Nebraska, Ohio, Oklahoma, Pennsylvania, Tennessee, Utah, Virginia, West Virginia and Wyoming. During 1997, West Virginia accounted for 95% of APPL's direct premiums collected.

UG is licensed in Alabama, Arizona, Arkansas, Colorado, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana,
Massachusetts,Michigan,   Minnesota, Mississippi,   Missouri,  Montana,
Nebraska,   Nevada,   New   Mexico,  North    Carolina,    NorthDakota,
Ohio,Oklahoma,     Oregon,  Pennsylvania,    Rhode    Island,    South
Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin. During 1997, Illinois accounted for 33%, and Ohio accounted for 14% of direct premiums collected. No other state accounted for more than 7% of direct premiums collected in 1997.

In 1997 $38,471,452 of total direct premium was written by USA, ABE, APPL and UG. Ohio accounted for 35% Illinois accounted for 21%, andWest Virginia accounted for 10% of total direct premiums collected.

New business production has decreased 15% from 1995 to 1996 and 43% from 1996 to 1997.Several factors have had a significant impact on new business production. Over the last two years there has been the possibility of a change in control of UTI. In September of 1996, an agreement was reached effecting a change in control of UTI to an unrelated
party.The   transaction   did   not  materialize.   At   thiswriting
negotiations are progressing with a different unrelated party for change in control of UTI. Please refer to note 17 in the Notes to the
Consolidated   Financial  Statements   for  additional  information. The
possible changes in control, and the uncertainty surrounding each potential event, have hurt the insurance Companies' ability to attractand  maintain  sales  agents.  In addition, increased competition
for  consumer   dollars   from   other  financial   institutions,product
Illustration guideline changes by State Insurance Departments, and a decrease in the total number of insurance sales agents in the industry, have all had an impact, given the relatively small size of the Company.

Management recognizes the aforementioned challenges and is responding. The potential change in control of the Company is progressing, bringing
the  possibility  for  future  growth,   efforts  are    being   made    to
introduce    additional   products,   and   the  recruitment   ofquality
individuals for intensive sales training, are directed at reversing current marketing trends.


UNDERWRITING

The underwriting procedures of the insurance subsidiaries are established by management.Insurance policies are issued by the Company based upon underwriting practices established for each market in which the
Company operates.    Most  policies  are  individually     underwritten.
Applications for insurance are reviewed to determine additional information required to make an underwriting decision, which depends on the amount of insurance applied for and the applicant's age and medical history.
Additional    information   may  include  inspection    reports,medical
examinations,  and statements from doctors who have  treated  the applicant
inthe   pastand,  where indicated,  special  medical  tests.    After
reviewing the information collected, the Company either issues the policy as applied for or with an extra premium charge because of unfavorable factors or rejects the application. Substandard risks may be referred to reinsurers for full or partial reinsurance of the substandard risk.

The  Company's insurance subsidiaries require blood samples  to   be  drawn
with   individual insurance applications for coverage  over  $45,000(age
46and  above) or $95,000  (ages  16-45).   Blood samples  are tested for
a wide range of chemical values and are screened for antibodies to the HIV virus. Applications also contain questions permitted by law regarding the HIV virus which must be answered by the proposed insureds.

RESERVES

The applicable insurance laws under which the insurance subsidiaries operate require that each insurance company report policy reserves as liabilities to meet future obligations on the policies in force.These reserves are the amounts which, with the additional premiums to be received and interest there on compounded annually at certain assumed rates, are calculated in accordance with applicable law to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the reserves shall not be less than reserves calculated using certain mortality tables and interest rates.

The liabilities for traditional life insurance and accident and health insurance policy benefits are computed using a net level method.These liabilities include assumptions as to investment yields, mortality, withdrawals, and other assumptions based on the lifeinsurance subsidiaries' experience adjusted to reflect anticipated trends and to include provisions for possible unfavorable deviations. The Company makes these assumptions at the time the contract is issued or, in the case of contracts acquired by purchase, at the purchase date. Benefit reserves for traditional life insurance policies include certain deferred profits on limited-payment policies that are being recognized in incomeover the policy term. Policy benefit claims are charged to expense in the period that the claims are incurred. Current mortality rate assumptions are based on 1975-80 select and ultimate tables. Withdrawal rate assumptions are based upon Linton B or Linton C, which are industry standard actuarial tables for forecasting assumed policy lapse rates.

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges.
Policy benefits and claims that are charged to expense include  benefit
claims in excess of  related policy  account  balances.  Interest   crediting
rates   for  universal life  and  interest  sensitive products  range from
5.0% to 6.0% in each of the years 1997, 1996 and 1995.


REINSURANCE

As   is  customary  in  the  insurance  industry,  the  Company's insurance
subsidiaries    cede   insurance  to  other  insurance companies under
reinsurance agreements. Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to
obtaina  greaterdiversification  of   risk.    The   ceding insurance company
remains contingently liable withrespect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it, however it
is  the practice   of  insurers   to   reduce   their financial  statement
liabilities  to  the   extent  that  they  have  been reinsured with other
insurance  companies.  The Company sets a  limit on  the amount of insurance
retained on the life of any one person.   The Company   will  not  retain more
than $125,000, including accidental  death benefits,on   any one life.  At
December 31,  1997, the  Company   had insurance in   force of  $3.692
billion  of  which approximately  $1.022 billion was ceded to reinsurers.

The Company's reinsured business is ceded to numerous reinsurers. The Company believes the assuming companies are able to honor all contractual commitments, based on the Company's periodic reviews of theirfinancial statements, insurance industry reports and reports filed with state insurance departments.

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

One of the Company's insurance subsidiaries (UG) entered into a coinsurance agreement with First International Life Insurance Company ("FILIC") as of September 30, 1996. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to non-premium paying life insurance policies. A.M. Best assigned FILIC a Financial Performance Rating (FPR) of 7 (Strong) on a scale of 1 to 9. A.M. Best assigned a Best's Rating of A++ (Superior) to The Guardian Life Insurance Company of America ("Guardian"), parent of FILIC, based on the consolidated financial condition and operating performance of the
company   and  its  life/healthsubsidiaries.  During 1997, FILIC  changed
its  name  to   Park  AvenueLife  Insurance   Company   ("PALIC").   The
agreement with PALIC accounts for approximately 65% of the reinsurance receivables as of December 31, 1997.

The Company   does not have any short-duration  reinsurance contracts.  The
effect  of  the Company's long-duration reinsurance contracts on   premiums
earned in 1997,  1996  and  1995  was  as follows:


                                      Shown in thousands
                                 1997            1996           1995
                               Premiums        Premiums       Premiums
                                Earned          Earned         Earned
                  Direct     $   33,374       $   35,891    $     38,482
                  Assumed             0                0               0
                  Ceded          (4,735)          (4,947)         (5,383)
                  Net premiums  $28,639       $   30,944    $     33,099



INVESTMENTS

The  Company  retains  the  services of a  registered   investment  advisor
to   assist   the   Company  inmanaging  its  investment portfolio.   The
Company   may   modify   its  present  investment strategy   at  any  time,
providedits  strategy  continues  tobe   in  compliance   with    the
limitations of state insurance  department regulations.

Investment   income  representsa  significant  portion  of the  Company's
total  income.   Investments are subject  to  applicable state    insurance
laws and regulations   which limit the concentration  of investments
in any one category or class and further limit the investment in any one issuer. Generally, these limitations are imposed as a percentage of statutory assets or percentage of statutory capital and surplus of each company.

The   following  table  reflects  net  investment  income   by   type    of
investment.

                                                   December 31,
                                      1997            1996             1995
    Fixed maturities and fixed
     maturities held for sale    $ 12,677,348    $ 13,326,312    $ 13,190,121
    Equity securities                  87,211          88,661          52,445
    Mortgage loans                    802,123       1,047,461       1,257,189
    Real estate                       745,502         794,844         975,080
    Policy loans                      976,064       1,121,538       1,041,900
    Short-term investments             70,624          21,423          21,295
    Other                             696,486         691,111         642,632
    Total consolidated investment
     income                        16,055,358      17,091,350      17,180,662
    Investment expenses            (1,198,061)      (1,724,61)     (1,724,438)
    Consolidated net investment
     income                     $ 14,857, 297    $ 15,868,447    $ 15,456,224

At December 31, 1997, the Company had a total of $5,797,000 of investments,
comprised  of   $3,848,000  in  real estate   and  $1,949,000   in   equity
securities, which did not  produce  income during 1997.

The following    table  summarizes  the  Company's   fixed    maturities
distribution at December 31, 1997 and 1996 by ratings category as issued by Standard and Poor's, a leading ratings analyst.


                                     Fixed Maturities
                            Rating             % of Portfolio
                                               1997      1996

                       Investment Grade
                       AAA                      31%       30%
                       AA                       14%       13%
                       A                        46%       46%
                       BBB                       9%       10%
                      Below investment grade     0%        1%
                                               100%      100%


The following table summarizes the Company's fixed maturities and fixed maturities held for sale by major classification.



                                                         Carrying Value
                                                    1997           1996
    U.S. government and government  agencies    $ 29,701,879    $ 29,998,240
     States, municipalities and political
      subdivisions                                22,814,301      14,561,203
     Collateralized mortgage obligations          11,093,926      13,246,780
     Public utilities                             48,064,818      51,941,647
     Corporate                                    70,964,039      72,140,081
                                                $182,638,963    $181,887,951

The following table shows the composition and average maturity of the Company's investment portfolio at December 31, 1997.
                                Carrying       Average         Average
Investments                       Value        Maturity         Yield
  Fixed maturities and fixed
    maturities held for sale   $182,638,963      4 years          6.95%
   Equity securities              3,001,744      not applicable    3.63%
   Mortgage loans                 9,469,444      10 years          7.82%
   Investment real estate        11,485,276      not applicable    6.48%
   Policy loans                  14,207,189      not applicable    6.81%
   Short-term investments         1,798,878      330 days          6.33%
   Total Investments           $222,601,494                        7.24%

At December 31, 1997, fixed maturities and fixed maturities held for sale have a combined market value of $186,451,198.Fixed maturities are carried at amortized cost. Management has the ability and intent to hold these securities until maturity. Fixed maturities held for sale are carried at market.

The Company holds approximately $1,798,878 in short-term investments. Management monitors its investment maturities and in their opinion is sufficient to meet the Company's cash requirements. Fixed maturities investments maturing in one year at amoritized cost total $15,107,100 and
fixed   maturities  in  two  to  five  years  at  amoritizedcost   total
$120,382,870.

The Company   holds  approximately $9,469,444 in  mortgage loans  which
represents 3% of the total assets. All mortgage loans are first position loans.Before a new loan is issued, the applicant is subject to certain criteria set forth by Company management to ensure quality control. These criteria include, but are not limited to, a credit report,
personal  financial information  such as  outstanding   debt, sources  of
income, and personal equity. Loans issued are limited to no more than 80% of the appraised value of the property and must be first position against the collateral.

The Company  has $298,000 of mortgage loans, net  of  a  $10,000  reserve
allowance,  which  are  in  default and in  the  process   of  foreclosure.
These loans represent approximately 3% of the total portfolio. The Company has one loan of $3,404 which is under a repayment plan. Letters are sent to each mortgagee when the loan becomes 30 days or more delinquent. Loans 90 days or more delinquent are placed on a non-performing status
andclassified  as   delinquent  loans.  Reserves  for  loan  losses  are
established based on management's analysis of the loan balances compared to the expected realizable value should foreclosure take place. Loans
areplaced  on a non-accrual status based on  a  quarterly  analysis   of
the  likelihood of repayment.  All  delinquent  and troubled loans held  by
the  Company  are  loans  which  were  held   in  portfolios by  acquired
companies at the  time  of  acquisition.  management  believes  the current
internal  controls   surrounding,  the   mortgage  loan  selection  process
provide  a  quality   portfolio  with   minimal  risk of foreclosure  and/or
negative  financial impact.

The Company has  in  place  a  monitoring  system  to  provide management
with  information  regarding  potential  troubledloans.  Management   is
provided  with a monthly listing of loans  that  are 30  days or more  past
due  along  with a brief description of  what steps  are  being   taken  to
resolve the   delinquency.    Quarterly,   coinciding with external financial
reporting, the Company determines how each delinquent loan should be classified. All loans 90 days or more past due are classified as delinquent. Each delinquent loan is reviewed to determine the classification
and  status  the   loan should  be  given.  Interest  accruals  are analyzed
based on the likelihood of repayment.   In no event  will interest continue
to accrue when accrued interest along with the  outstanding principal exceeds
the net  realizable   value of the property.  The Company does not utilize a
specified number of days delinquent to cause an automatic non-accrual status.

The mortgage  loan  reserve  is  established  and  adjusted based on
management's   quarterly    analysis   of    theportfolio  and   any
deterioration In value of the underlying property which would reduce the net realizable value of the property below its current carrying value.

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

Management believes a change in insurance status or nonpayment of real estate taxes are indicators that a loan is potentially troubled. Correspondence with the mortgagee is performed to determine the reasons for either of these events occurring.

The following  table shows a distribution of mortgage  loans  by type.



                             Mortgage loans      Amount      % of Total
                             FHA/VA             $ 536,443          5%
                             Commercial         1,565,643         17%
                             Residential        7,367,358         78%

Thefollowing table shows a geographic distribution of the mortgage loan portfolio and real estate held.


                                         Mortgage              Real
                                         Loans                 Estate
                               New Mexico       3%                  0%
                               Illinois        10%                 55%
                               Kansas          13%                  0%
                               Louisiana       15%                 14%
                               Mississippi      0%                 20%
                               Missouri         2%                  1%
                               North Carolina   7%                  6%
                               Oklahoma         5%                  1%
                               Virginia         4%                  0%
                               West Virginia   38%                  2%
                               Other            3%                  1%
                               Total          100%                100%


The following table summarizes delinquent mortgage loan holdings.


         Delinquent
         31 Days or More         1997          1996           1995

         Non-accrual status    $        0      $         0    $        0
         Other                    308,000          613,000       628,000

         Reserve on delinquent
          loans                   (10,000)         (10,000)      (10,000)
         Total Delinquent      $  298,000      $   603,000    $  618,000

         Interest income
          foregone
          (Delinquent loans)   $   29,000      $    29,000    $   16,000

         In Process of
          restructuring        $        0      $         0    $        0

         Restructuring on
          other than
          market terms                  0                0             0

        Other potential
         problem loans                  0                0             0

        Total Problem loans    $        0      $         0     $       0

        Interest income
         foregone
         (Restructured
         loans)                $        0      $         0     $       0


See Item 2, Properties, for description of real estate holdings.

COMPETITION

The insurance business is a highly competitive industry and there are a number of other companies, both stock and mutual, doing business in areas where the Company operates. Many of these competing insurers are larger, have more diversified lines of insurance coverage, have substantially greater financial resources and have a greater number of
agents.   Other  significant  competitive   factorsinclude  policyholder
benefits,  service  to policyholders, and premium rates.

The   insurance   industry is a mature industry.   In  recent   years,  the
industry   hasexperiencedvirtually  no  growth   in   life  insurance
sales,  though  the  aging  population  has   increased   the  demandfor
retirement  savings products.  The  products  offered (see  Products)are
similar  to  those   offeredbyother  major  companies.The  product
features are regulated by the states and are subject to extensive competition among major insurance organizations. The Company believes a strong service commitment to policyholders, efficiency and flexibility of operations, timely service to the agency force and the expertise of
its   key executives  help  minimize  the  competitive  pressures  ofthe insurance industry.

The industry has experienced a downward trend in the total number of agents who sell insurance products, and competition for the top sales
producers  has  intensified.As this trend  appears   to  continue,the
recruitingfocus  of   the  Company  has  been   on  introducing  quality
individuals to the insurance industry through an extensive internal training program. The Company feels this approach is conducive to the mutual success of our new recruits and the Company as these recruits market our products in a professional, company structured manner.


GOVERNMENT REGULATION

The Company's insurance subsidiaries are assessed contributions by life and health guaranty associations in almost all states to indemnify policyholders of failed companies. In several states the company may reduce premium taxes paid to recover a portion of assessments paid to the states' guaranty fund association. This right of "offset" may come
under  review  by the various  states, and  the  company   cannotpredict
whether and to what extent legislative initiatives may affect this right to offset. Also, some state guaranty associations have adjusted the basis by which they assess the cost of insolvencies to individual companies. The company believes that its reserve for future guaranty
fund  assessments  is  sufficient to provide for assessmentsrelated   to
known   insolvencies.   This reserve is  based  upon  management's  current
expectation   of   the  availability  of  this  right  of   offset,   known
insolvencies and state guaranty fund assessment bases. However, changes in the basis whereby assessments are charged to individual companies and changes in the availability of the right to offset assessmentsagainst
premium  tax  payments   could materially affect the company's results.

Currently, the  Company's  insurance  subsidiaries  are    subject to
government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealingwith all aspects of the insurance business, including the power to: (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii)
establish  guaranty  associations;    (iv)  license  agents;(v)  approve
policy   forms; (vi)  approve  premium rates for some lines  of   business;
(vii)  establish  reserve requirements;  (viii) prescribe  the   formand
content  of  required  financial statements  and  reports;(ix) determine
the   reasonableness and adequacy of statutory  capital andsurplus;  and
(x) regulate the type and amount of permitted investments. Insurance regulation is concerned primarily with the protection of policyholders.
The  Company  cannot  predict  the form   ofany   futureproposals  or
regulation.   The  Company's insurance  subsidiaries, USA, UG, APPL and ABE
are   domiciled  in the   states   of   Ohio,  Ohio,  WestVirginiaand
Illinois, respectively.

The insurance regulatory framework continues to be scrutinized by various states, the federal government and the National Association of Insurance Commissioners ("NAIC"). The NAIC is an association whose membership consists of the insurance commissioners or their designees of the various states. The NAIC has no direct regulatory authority over insurance companies, however its primary purpose is to provide a more consistent method of regulation and reporting from state to state. This is accomplished through the issuance of model regulations, which can be adopted by individual states unmodified, modified to meet the state's own needs or requirements, or dismissed entirely.

Most  statesalso have insurance holding company statutes  which  require
registration  and  periodic  reporting  by insurance companies   controlled
byother  corporations  licensed  to   transact  business within  their
respective jurisdictions.   The  insurance subsidiaries are subject to such
legislation  and   registered as controlled insurers in those jurisdictions
in which such registration is required.  Statutes vary from state to state but typically require periodic disclosure concerning the corporation that controls the registered insurers and all subsidiaries of such corporation. In addition, prior notice to, or approval by, the state insurance commission
ofmaterial    intercorporate  transfersof     assets,   reinsurance
agreements, management agreements (see Note 9 of the Notes to the Consolidated Financial Statements), and payment of dividends (see Note 2 of
the  Notes  to  the   Consolidated  Financial  Statements)  in  excessof
specified amounts by the insurance subsidiary within the holding company system are required.

Each  year  the NAIC calculates financial ratio results (commonly  referred
toas   IRIS   ratios) for each company.  These  ratios  compare  various
financial  information  pertaining to the  statutory  balance   sheetand
income statement. The results are then compared to pre-established normal ranges determined by the NAIC. Results outside the range typically require explanation to the domiciliary insurance department.

Atyearend 1997, the insurance companies had one ratio outside the normal range. The ratio is related to the decrease in premium income. The ratio fell outside the normal range the last three years. The cause for the decrease in premium income is related to the possible change in control of UTI over the last two years to two different parties. At year end 1996 it was announced that UTI was to be acquired by an unrelated party, but the sale did not materialize. At this writing negotiationsare progressing with a different unrelated party for the change in control of UTI. Please refer to the Notes to the Consolidated Financial Statements for additional information. The possible changes
incontrolover   the  last   two  yearshave   hurtthe  insurance
companies'  ability  to  recruit  new  agents.   The  active  agents   were
apprehensive due to uncertainties in relation to  the change   incontrol
ofUTI. In recent years, the industry experienced a declinein the total number of agents selling insurance products and therefore competition has increased for quality agents. Accordingly, new business production decreased significantly over the last two years.

A life insurance company's statutory capital is computed accordingto rules prescribed by the National Association of Insurance Commissioners ("NAIC"), as modified by the insurance company's state ofdomicile. Statutory accounting rules are different from generally accepted accounting principles and are intended to reflect a more conservative view by, for example, requiring immediate expensing of policy acquisition costs. The achievement of long-term growth will require growth in the statutory capital of the Company's insurance subsidiaries.
The  subsidiaries   maysecure  additional  statutory   capital   through
various sources, such as internally generated statutory earnings or equity contributions by the Company from funds generated through debt or equity offerings.

The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The risk-based capital formula measures the adequacyofstatutory
capital   and   surplus  in  relationto  investmentand
insurance risks such as asset quality, mortality and morbidity, asset and liability matching and other business factors.The RBC formula is
used  by  state  insurance  regulators as  an   earlywarningtool   to
identify,    for   the   purpose   of  initiating    regulatoryaction,
insurance    companiesthat potentially  are  inadequately  capitalized.
Inaddition,   the  formula   defines  new  minimumcapitalstandards
that    will  supplement  the current system of low fixed minimum   capital
and  surplus   requirementson   a  state-by-statebasis.    Regulatory
compliance   is   determined  by  a  ratio  of  the  insurancecompany's
regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Insurance companies below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action.

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

       * Or, 2.5 with negative trend.

At December  31, 1997, each of the insurance subsidiaries  has   a  Ratio
that is in excess of 3, which is 300% of the authorized control level; accordingly the insurance subsidiaries meet the RBC requirements.

The NAIC, in conjunction with state regulators, has been reviewing existing insurance laws and regulations. A committee of the NAIC
proposed   changes   inthe   regulations   governing  insurance  company
investments   and   holding  company  investments   in  subsidiariesand
affiliates which were adopted by the NAIC as model laws in 1996.The Company does not presently anticipate any material adverse change in its business as a result of these changes.

Legislative   and  regulatory  initiatives  regarding  changesinthe
regulation    of  banks  and  other  financial  services  businessesand
restructuring of the federal income tax system could, if adopted and depending on the form they take, have an adverse impact on the company by altering the competitive environment for its products. The outcome and timing of any such changes cannot be anticipated at this time, but the company will continue to monitor developments in order to respond to any opportunities or increased competition that may occur.

The NAIC has recently released the Life Illustration Model Regulation. Many states have adopted the regulation effective January 1, 1997.This regulation requires products which contain non-guaranteed
elements,such  as  universal  life  and  interest sensitive   life,   to
comply with certain actuarially established tests. These tests are intended to target future performance and profitability of a product under various scenarios. The regulation does not prevent a company from selling a product that does not meet the various tests. The only implication is the way in which the product is marketed to the consumer. A product that does not pass the tests uses guaranteed assumptions rather than current assumptions in presenting future product performance to the
consumer.The Company conducts an ongoing thorough review of  its   sales
and marketing process and continues to emphasize  its compliance efforts.

A task  force of the NAIC is currently undertaking a project to codify   a
comprehensive    set  of  statutory   insurance   accounting   rulesand
regulations. This project is not expected to be completed earlier than1999. Specific recommendations have been set forth in papers issued by the NAIC for industry review. The Company is monitoring the process, but the potential impact of any changes in insurance accounting standards is not yet known.


EMPLOYEES

There   are  approximately  90 persons who  are  employed  by  the  Company and its affiliates.

ITEM 2.  PROPERTIES

The   following   tableshows   a   breakout   of   property,   net of
accumulated   depreciation, owned and occupied  by  the  Company   and  the
distribution of real estate by type.


     Property owned                Amount       % of Total
     Home Office                 $ 2,815,241          20%
     Investment real estate
     Commercial                  $ 4,355,450          30%
     Residential development     $ 5,405,282          38%
     Foreclosed real estate      $ 1,724,544          12%
                                 $11,485,276          80%

     Grand total                 $14,300,517         100%

Total investment real estate holdings represent approximately  3% ofthe
total   assets   of   the  Company  net  of   accumulated  depreciation  of
$539,366  and  $442,373  at  year end 1997  and   1996  respectively.The
Company owns an office complex in Springfield, Illinois,  which  houses the
primary  insuranceoperations.  The office   buildings   contain   57,000
squarefeet   ofoffice   and warehouse  space.    The  properties  are
carried    at   approximately  $2,394,360.    In  addition,  an   insurance
subsidiary   owns  a  home office  building in Huntington,  West  Virginia.
The  building   has 15,000  square  feet and is carried at  $165,882.The
facilities  occupied   by   the  Company  are  adequate  relative  tothe
Company's present operations.

Commercial property consists primarily of former home office buildings of acquired companies no longer used in the operations of the Company.
These   propertiesare   leased  to  various unaffiliated  companies  and
organizations. Residential development property is primarily located in Springfield, Illinois, and entails several developments, each targeted for a different segment of the population. These targets include a development primarily for the first time home buyer, an upscale development for existing homeowners looking for a larger home, and duplex condominiums for those who desire maintenance free exteriors and surroundings. The Company's primary focus is on the development and sale of lots, with an occasional home construction to help stimulate interest.

Springfield is the State Capital of Illinois. The City's economy is service oriented with the main employers being the State of Illinois, two major area hospitals and two large insurance companies. This provides for a very stable economy not as dramatically affected by economic conditions in other parts of the United States.

Foreclosedproperty is carried at the unpaid loan principal balance plus accrued interest on the loan and other costs associated with the foreclosure process. The carrying value of foreclosed property does not exceed management's estimate of net realizable value. Management's estimate of net realizable value is based on significant internal real estate experience, local market experience, independent appraisals and evaluation of existing comparable property sales.


ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries are named as defendants in a number of legal actions arising primarily from claims made under insurance
policies.Those   actions  have  been  considered  in  establishing  the
Company's liabilities. Management and its legal counsel are of the opinion that the settlement of those actions will not have a material adverse effect on the Company's financial position or results of operations.

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



                                               BID
                   PERIOD                LOW       HIGH

                   1997
                   First quarter         3 3/4     5 5/8
                   Second quarter        4 5/8     5 1/4
                   Third quarter         9 1/4     9 1/2
                   Fourth quarter        8         8

                                               BID
                   PERIOD                LOW       HIGH
                   1996
                   First quarter         3 3/4     5 5/8
                   Second quarter        3 3/4     6 7/8
                   Third quarter         5         6 7/8
                   Fourth quarter        3 3/4     7 1/2

On May 13, 1997, UTI effected a 1 for 10 reverse stock split. Fractional shares received a cash payment on the basis of $1.00 for each old share. The reverse split was completed to enable UTI to meet new NASDAQ requirements regarding market value of stock to remain listed on the NASDAQ market and to increase the market value per share to a level where more brokers will look at UTI and its stock. Prior period numbers have been restated to give effect of the reverse split.

CURRENT MARKET MAKERS ARE:

M. H. Meyerson and Company
30 Montgomery Street
Jersey City, NJ  07303

Herzog, Heine, Geduld, Inc.
 26 Broadway, 1st Floor
New York, NY  10004

As of December 31, 1997, no cash dividends had been declared on the common stock of UTI.

See Note 2 in the accompanying consolidated financial statements for information regarding dividend restrictions.

Number of Common Shareholders as of March 13, 1998 is 5,444.

ITEM 6.  SELECTED FINANCIAL DATA


                         FINANCIAL HIGHLIGHTS
              (000's omitted, except per share data)
                       1997       1996        1995      1994        1993
    Premium income
     net of
     reinsurance    $ 28,639    $ 30,944    $ 33,099    $ 35,145    $ 33,530
    Total revenues  $ 43,992    $ 46,976    $ 49,869    $ 49,207    $ 48,541
    Net loss*       $   (559)   $   (938)   $ (3,001)   $ (1,624)   $   (862)
    Net loss per
     share          $  (0.32)   $  (0.50)   $  (1.61)   $  (0.90)   $  (0.50)
    Total assets    $349,300    $355,474    $356,305    $360,258    $375,755
    Total long-term
     debt           $ 21,460    $ 19,574    $ 21,447    $ 22,053    $ 24,359
    Dividends paid
     per share          NONE        NONE        NONE        NONE        NONE

*Includes equity earnings of investees.

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources. This analysis should be readin conjunction with the
consolidated financial  statements and   related notes which appear elsewhere
in this  report.   The  Company reports  financial results on a consolidated
basis.    The  consolidated financial  statements include the accounts of UTI and its subsidiaries at December 31, 1997.


RESULTS OF OPERATIONS

1997 COMPARED TO 1996

(A)    REVENUES

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased 7% when comparing 1997 to 1996. The Company currently writes little new traditional business, consequently, traditional premiums will decrease as the amount of traditional business in-force decreases. Collected premiums on universal life and interest sensitive products is not reflected in premiums and policy revenues because Generally Accepted Accounting Procedures ("GAAP") requires that premiumscollected on these types of products be treated as deposit liabilities rather than revenue. Unless the Company acquires a block of
inforce   business   or   marketing  changes  its  focus   totraditional
business, premium revenue will continue to decline.

Another cause for the decrease in premium revenues is relatedto the potential change in control of UTI over the last two years to two different parties. During September of 1996, it was announced that control of UTI would pass to an unrelated party, butthe change in control did not materialize. At this writing, negotiations are progressing with a different unrelated party for the change in control of UTI. Please
refer  to  the  Notes  to   the  Consolidated   FinancialStatements  for
additional information. The possible changes and resulting uncertainties have hurt the insurance companies' ability to recruit and maintain sales agents.

New business production decreased significantly over the last two years. New business production decreased 43% or $3,935,000 when comparing 1997 to
1996.   In  recent  years,  the  insurance   industry  asawholehas
experienced a decline in the total number of agents who sell insurance products, therefore competition has intensified for top producing sales agents. The relatively small size of our companies, and the resulting limitations, have made it challenging to compete in this area.

A positive   impact   on   premium  income   is   the   improvement   of
persistency. Persistency is a measure of insurance in force retained in relation to the previous year. The Companies' average persistency rate for all policies in force for 1997 and 1996 has been approximately 89.4% and 87.9%, respectively.

Net investment income decreased 6% when comparing 1997 to 1996. The decrease relates to the decrease in invested assets from a coinsurance agreement. The Company's insurance subsidiary UG entered into a
coinsurance  agreement with First  International Life   InsuranceCompany
("FILIC"), an unrelated party, as of September 30, 1996. During 1997, FILIC changed its name to Park Avenue Life Insurance Company ("PALIC"). Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to non-premium paying life insurance policies. At closing of the transaction, UG received a coinsurance credit of $28,318,000for policy liabilities covered under the agreement. UG transferred assets equal to the credit received. This transfer included policy loans of $2,855,000 associated with policies under the agreement and a net cash transfer of $19,088,000, after deducting the ceding commission due UG of $6,375,000. To provide the cash required to be transferred under the agreement, the Company sold $18,737,000 of fixed maturity investments.

The overall investment yields for 1997, 1996 and 1995, are 7.24%, 7.29% and 7.12%, respectively. Since 1995, investment yield improved due to the fixed maturity investments. Cash generated from the sales of universal life insurance products, has been invested primarily in our fixed maturity portfolio.

The Company's investments are generally managed to match related insurance and policyholder liabilities. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, which currentlyis the Company's primary sales product. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads. It is
expectedthat   monitoring of the interest spreads  by   management  will
provide the necessary margin to adequately provide for associated costs on the insurance policies the Company currently has in force and will write in the future.

Realized investment losses were $279,000 and $988,000 in 1997 and 1996, respectively. Approximately $522,000 of realized losses in 1996 are due to the charge-off of two specific investments. The Company realized a loss of $207,000 from a single loan and $315,000 from an investment in First Fidelity Mortgage Company ("FFMC"). The charge-off of the loan represented the entire loan balance at the time of the charge-off. Additionally, the Company sold two foreclosed real estate properties that resulted in approximately $357,000 in realized losses in 1996.The Company had other gains and losses during the period that comprisedthe
remaining amount  reported  but  were  immaterial  in   nature   on an
individual basis.


(B)    EXPENSES

Life benefits, net of reinsurance benefits and claims, decreased 11% in 1997 as compared to 1996. The decrease in premium revenues resulted in lower benefit reserve increases in 1997. In addition, policyholder benefits decreased due to a decrease in death benefit claims of $162,000.

In 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be
not  insurable by Company standards.  These  nonstandard policies   had   a
face  amount  of   $22,700,000 and represented 1/2 of 1% of the insurance
in-force in 1994. Management's initial analysis indicated that expected death claims on the business in-force was adequate in relation to mortality assumptions inherent in the calculation of statutory reserves. Nevertheless, management determined it was in the best interest of the Company to
repurchase as many of the non-standard policies  as   possible.  Through
December 31, 1996, the Company spent approximately $7,099,000 for the settlement of non-standard policies and for the legal defense of related litigation.  In  relation to settlement of non-standard policies  the
Company incurred life benefit   costs   of  $3,307,000,  and  $720,000   in
1996   and    1995, respectively.   The  Company  incurred   legal   costs
of  $906,000 and $687,000 in    1996  and   1995,   respectively.  All
policies associated with this issue have been settled as of December 31, 1996. Therefore, expense reductions for 1997 would follow.

Commissions and amortization of deferred policy acquisition costs decreased 14% in 1997 compared to 1996. The decrease is due primarily due to a
reduction  in  commissions paid.   Commissions  decreased   19%in   1997
compared to 1996. The decrease in commissions was due to the decline in new business production. There is a direct relationship between premium revenues and commission expense. First year premium production decreased43% and first year commissions decreased 33% when comparing
1997to 1996.    Amortization  of  deferred  policy   acquisition   costs
decreased6%  in  1997  compared  to  1996.   Management  would    expect
commissions and amortization of deferred policy acquisition costs to decrease in the future if premium revenues continue to decline.

Amortization of cost of insurance acquired decreased 57% in 1997 compared to 1996. Cost of insurance acquired is amortized in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The Company did not have any charge-offs during the periods covered by this report.The
decreasein   amortization  duringthe   current  period  is  a  normal
fluctuation   due   to   the expected  future  profits.   Amortizationof
costofinsurance  acquired  is particularly sensitive  to  changes  in
persistency    of   certain    blocks   of   insurance    in-force.The
improvement of persistency during the year had a positive impact on amortization of cost of insurance acquired. Persistency is a measure of insurance in force retained in relation to the previous year. The Company's average persistency rate for all policies in force for 1997 and 1996 has been approximately 89.4% and 87.9%, respectively.

Operating expenses decreased 23% in 1997 compared to 1996. The decrease in operating expenses is directly related to settlement of certain litigation in December of 1996. The Company incurred legal costs of $0, $906,000 and $687,000 in 1997, 1996 and 1995, respectively in relation to the settlement of the non-standard insurance policies.

Interestexpense increased 5% in 1997 compared to  1996.   Since December
31, 1996,notes   payable   increased    approximately   $1,886,000.
Average  outstanding indebtedness  was  $20,517,000 with  an  average  cost
of   8.9%  in   1997   compared  to  average outstanding   indebtedness  of
20,510,000  with  an  average  cost  of 8.5%  in1996.   The  increase  in
outstanding indebtedness was due to the issuance of convertible notes to seven individuals, all officers or employees of UTI. In March 1997, the
baseinterest rate  for  most  of the notes payable increased a   quarter
of   a  point.The base rate is defined as the floating daily,   variable
rateofinterest determined and announced by First  of   America  Bank.
Please   referto   Note  12  "Notes  Payable"    in    the  Consolidated
Notes  to  the  Financial  Statements   for   more information.


(C)NET LOSS

The Company had a net loss of $559,000 in 1997 compared to a net loss of $938,000 in 1996. The improvement is directly related to the decrease in life benefits and operating expenses primarily associated with the 1996 settlement and other related costs of the non-standard life insurance policies.


1996 COMPARED TO 1995

(A)REVENUES

Premium  and  policy  fee revenues, net of  reinsurance  premium, decreased
7%   whencomparing 1996 to  1995.The  decrease  in premium income  is primarily attributed to a 15% decrease  in  new business  production.  The
Company  changed its marketing strategy from  traditional  life   insurance
products  to  universal  life insurance   products.   Universal  life and
interest   sensitive  products   contribute   only   the  risk  charge to
premium  income, however  traditional  insurance products  contribute all
monies  received  to  premium income.  The Company changed  its   marketing
strategy to remain competitive based on consumer demand.

In   addition,  the  Company changed its focus  from  primarily   a  broker
agency   distribution system to a  captive  agent  system. Business written
by  the  broker  agency  force, in recent years,  did  not   meet   Company
expectations.  With the change  in  focus  of distribution systems, most of
the  broker  agents were  terminated. (The  termination   of   the   broker
agency   force  caused  a  nonrecurring write down of the value  of  agency
force  asset in  1995, see  discussion  of  amortization of  agency   force
for   further  details.).  The   change in distribution systems  effectively
reduced  the  total number  of  agents representing and  producing business
for  the  Company.   Broker  agents sell   insurance   and  related  products
for several  companies.   Captive agents sell  for only one company.

A positive impact on premium income is the improvement of persistency. Persistency is a measure of insurance in force retained
in    relationto    the  previous   year.    The   Companies'   average
persistency rate for all policies in force for 1996 and 1995 has been approximately 87.9% and 87.3%, respectively.

Net   investment  income increased 3% when comparing  1996  to1995.  The
overallinvestment  yields  for  1996 and  1995  are  7.29%   and  7.12%,
respectively. The  improvement  in   investment   yield   is   primarily
attributed  to  fixed  maturity  investments.    Cash generated  fromthe
sales of universal life insurance products, has been invested primarily in our fixed investment portfolio.

The Company's investments are generally managed to match related insurance and policyholder liabilities. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread.The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, which currently is the Company's primary sales product. The Company monitors investment yields, and when necessary adjusts credited interest rates on
its  insurance  products  to preserve targeted interest  spreads.   It is
expected   that monitoring of the interest spreads  by   management  will
providethenecessary  margin to  adequately  provide   for  associated
costs on the insurance policies the Company currently has in force and will write in the future.

Realized investment losses were $988,000 and $124,000 in 1996 and 1995, respectively. Approximately $522,000 of realized losses in 1996 are due to the charge-off of two specific investments. The Company realized a loss of $207,000 from a single loan and $315,000 from an investment in First Fidelity Mortgage Company ("FFMC"). The charge-off of the loan represented the entire loan balance at the time of the charge-off. Additionally, the Company sold two foreclosed real estate properties that resulted in approximately $357,000 in realized losses in 1996. The Company had other gains and losses during the period that comprised the
remaining   amount  reported  but  were  immaterial  in   nature   on  an
individual basis.

(B)    EXPENSES

Life   benefits,  net  of  reinsurance benefits and  claims,  increased  2%
compared  to  1995.   The increase in life  benefits  is  due primarily  to
settlement  expenses discussed  in  the  following paragraph:

In 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be
not  insurable by Company standards.  These  nonstandard policieshad   a
face  amount  of   $22,700,000 and represented1/2 of 1% of the insurance
in-force in 1994.  Management's initial  analysis  indicated  that  expected
death  claims on the business  in-force  was adequate   in   relation to
mortality assumptions inherent   in  the  calculation of statutory   reserves.
Nevertheless,  management determined it was in the  best  interest  of  the
Company  to repurchase as many of the non-standard policies  as   possible.
Through December 31, 1996, the Company spent approximately $7,099,000 for the settlement of non-standard policies and for the legal defense of
related   litigation. In relation   to   settlement of non-standard   policies
the   Company  incurred   life  benefits  of $3,307,000 and $720,000 in  1996
and 1995, respectively.  The  Company incurred legal costs  of  $906,000  and
$687,000   in  1996  and  1995, respectively.  All  the  policies associated with this issue have been settled as of December 31, 1996. The Company has approximately $3,742,000 of insurance inforce and $1,871,000 of reserves from the issuance of paid-up life insurance policies for settlement of matters related to the original non-standard policies. Management believes the reserves are adequate in relation to expected mortality on this block of in-force.

Commissions and amortization of deferred policy acquisition costs decreased 14% in 1996 compared to 1995. The decrease is due to a decreasein
commissions  expense.  Commissions decreased  15%   in  1996compared  to
1995.   The  decrease  in commissions was  due  to the   decline   innew
business production.   There  is  a  direct relationship  betweenpremium
revenuesandcommission   expenses.  First   year   premium   production
decreased15%   andfirst   year  commissions  decreased 32%    when
comparing1996   to1995.  Amortization  of deferred policy acquisition
costs  decreased   12%  in   1996  compared to  1995.   Management  expects
commissionsand amortization of deferred policy acquisition costs to decrease in the future if premium revenues continue to decline.

Amortization of cost of insurance acquired increased 25% in  1996  compared
to1995.   Cost  of  insurance acquired is   amortized   in  relation  to
expected future profits, including direct charge-offs for any excess of the
unamortized asset over the projected future profits.   The  Company did not
have  any  charge-offs  during  the periods  covered  by this report.The
increaseinamortization  during   thecurrent  period  is  a normal fluctuation
due to the expected future profits. Amortization of cost of insurance acquired is particularly sensitive to changes in persistency of certain blocks of insurance in-force.

The Company reported a non-recurring write down of value of agency force of $0 and $8,297,000 in 1996 and 1995, respectively. The write down was directly related to the Company's change in distribution systems.
The   Companychanged   its   focus    from  primarily  a  broker  agency
distribution system to a captive  agent system.      Business  produced  by
the   broker  agency  force  inrecent  years   did   notmeet  Company
expectations.With the  change  in focus  of  distribution systems,  most of  the  broker  agents  were terminated.  The termination of most  of  the
agents   involved  in the  broker  agency  force caused management tore-
evaluateandwrite-off the value of the agency force carried onthe balance sheet.

Operating expenses increased 4% in 1996 compared to 1995.The primary factor that caused the increase in operating expensesis directly
relatedtoincreased  legal  costs   and   reserves  establishedfor
litigation.The legal costs  are  due  to  the settlement of non-standard
insurance  policies as was discussed in the review of life  benefits.   The
Company incurred legal costs of $906,000 and $687,000 in 1996 and 1995, respectively in relation to the settlement of the non-standard insurance policies.

Interest expense decreased 12% in 1996 compared to 1995. Since December 31, 1995, notes payable decreased approximately $1,873,000 that has directly attributed to the decrease in interest expense during 1996. Interest expense was also reduced, as a result of the refinancing of the senior debt under which the new interest rate is more favorable. Please refer to Note 11 "Notes Payable" of the Consolidated Notes to the Financial Statements for more information on this matter.


(C)    NET LOSS

The Company had a net loss of $938,000 in 1996 compared to a net loss of $3,001,000 in1995. The net loss in 1996 is attributed to the increase in life benefits net of reinsurance and operating expenses primarily associated with settlement and other related costs of the non-standard life insurance policies.


FINANCIAL CONDITION

(A)  ASSETS

Investments are the largest asset group of the Company. The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, and the Company's business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and corporate securities rated investment grade by established nationally recognized rating organizations.

The     liabilities   are   predominantly   long-termin    nature    and
therefore,    the    Company   invests   in   long-term   fixed    maturity
investments that are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or "junk bonds". As of December 31,
1997,  the carrying value of fixed       maturity securities in default  as
to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities it may sell and classified them as "investments held for sale". Investments held for sale are carried at market, with changesin market value charged directly to shareholders' equity.

The following table summarizes the Company's fixed maturities distribution at December 31, 1997 and 1996 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

                         Fixed Maturities
                   Rating              % of Portfolio
                                        1997     1996
                 Investment Grade
                  AAA                    31%      30%
                  AA                     14%      13%
                  A                      46%      46%
                  BBB                     9%      10%
                Below investment grade    0%       1%
                                        100%     100%


Mortgage loans decreased 14% in 1997 as compared to 1996. The Company isnot actively seeking new mortgage loans, and the decrease is due
toearly   pay-offs  from   mortgagee's   seeking  refinancing  at  lower
interest  rates.   All  mortgage loans held   by  theCompany  are  first
position loans. The Company has $298,227 in mortgage loans, net of a $10,000 reserve allowance, which are in default and in the process of foreclosure, this represents approximately 3% of the total portfolio.

Investment  real estate and real estate acquired in  satisfaction ofdebt
decreased  slightly  in  1997 compared to 1996.Investment  real   estate
holdings  represent approximately 3%  of  the  total assets of the Company.
Totalinvestment  real  estate  is  separated  intothree   categories:
Commercial 38%, Residential Development 47% and Foreclosed Properties 15%.

Policy loans decreased 2% in 1997 compared to 1996. Industry experience for policy loans indicates few policy loans are ever repaid by the policyholder other than through termination of the policy. Policy loans are systematically reviewed to ensure that no individual policy loan exceeds the underlying cash value of the policy.Policy loans will generally increase due to new loans and interest compounding on existing policy loans.

Deferred policy acquisition costs decreased 6% in 1997 compared to 1996. Deferred policy acquisition costs, which vary with, and are primarily related to producing new business, are referredto as ("DAC").DAC consists primarily of commissions and certain costs of policy issuance and underwriting, net of fees charged to the policy in excess of ultimate fees charged. To the extent these costs are recoverable from future profits, the Company defers these costs and amortizes them with interest
inrelation  to the  present  value  of  expected  gross   profits from
the contracts,discounted using the interest ratecredited by the policy. The Company had $586,000 in policy acquisition costs deferred, $425,000
in   interest  accretion  and  $1,735,636  in  amortization   in 1997.
The Company  did  not  recognize    any  impairment during the period.

Cost of insurance acquired decreased 5% in 1997 compared to 1996. At December 31, 1997, cost of insurance acquired was $41,523,000and
amortizationtotaled  $2,394,000  for  the   year.   When   an  insurance
company is acquired, the Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition. The cost of policies purchased represents the actuarially determined present value of the projected future cash
flowsfromthe   acquired  policies.  Cost  of  Insurance  Acquired  is
amortized with interest in relation to expected future profits, including direct chargeoffs for any excess of the unamortized asset over the projected future profits.

(B)  LIABILITIES

Total liabilities increased slightly in 1997 compared to 1996. However, future policy benefits which represented 81% of total liabilities at December 31, 1997, decreased slightly in 1997.

Policy claims and benefits payable decreased 35% in 1997 compared to  1996.
Thereis  no single event that caused  this  item  to decrease.    Policy
claims  vary  from  year  to year  and  therefore,  fluctuations   in  this
liability  are  to  be  expected   and   arenot  considered  unusual  by
management.

Other policyholder funds decreased 12% in 1997 compared to 1996. The decrease can be attributed to a decrease in premium deposit funds.
Premium   deposit  funds  are  funds  deposited  by the policyholder   with
the  insurance  company to accumulate  interest and   pay   futurepolicy
premiums.   The change in marketing  from traditional  insurance   products
touniversal   life   insurance products is the primary  reason  for  the
decrease.   Universal   life insurance  products   do   nothave  premium
deposit funds. All premiums received from universal life insurance policyholders are credited to the life insurance policy and are reflected in future policy benefits.

Dividend and  endowment  accumulations  increased  7%  in 1997 compared
to  1996.   The  increase  is  attributed  to  the  significant  amount  of participating business the Company has in force. Over 47% of all dividends paid were put on deposit with the Company to accumulate with interest. Management expects this liability to increase in the future.

Income taxes payable and deferred income taxes payable increased 7% in 1997 compared to 1996. The change in deferred income taxes payableis
attributableto   temporary   differences   between  Generally   Accepted
Accounting Principles ("GAAP") and tax basis accounting. Federal income taxes are discussed in more detail in Note 3 of the Consolidated Notes to the Financial Statements.

Notes payable increased approximately $1,886,000 in 1997 compared to 1996. On July 31, 1997, United Trust Inc. issued convertible notes totaling $2,560,000 to seven individuals, all officers or employees of United Trust Inc. The notes bear interest at a rate of 1% over prime, with interest paymentsdue quarterly and principal due upon maturity of July 31, 2004.The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years. As of December 31, 1997, the notes were convertible into 204,800 shares of UTI common stock with no conversion privileges having been exercised. The Company's long-term debt is discussed in more detail in Note 12 of the Notes to the Financial Statements.


(C)  SHAREHOLDERS' EQUITY

Totalshareholders'  equity decreased 15% in  1997   compared   to  1996.
The decrease is attributable to the Company's acquisition of treasury stock. As indicated in the notes payable paragraph above, on July 31, 1997 UTI issued convertible notes totaling $2,560,000. The notes were issued to provide UTI with additional funds to be used for the following purposes.

A portion of the proceeds in combination with debt instruments were used to acquire approximately 16% of the Larry E. Ryherd and family stock holdingsin UTI. This transaction reduced the largest shareholder's stock holdings for the purpose of making UTI stock more attractive to the investment community.

Additionally, a portion of the proceeds in combination with debt instruments were used to acquire the stock holdings of Thomas F. Morrow and family in UTI and UII. Simultaneous to this stock acquisition Mr. Morrow retired as an executive officer of UTI. Mr. Morrow's retirement will provide an annual cost savings to the Company in excess of debt service on the new notes.

The   remaining  proceeds  of  approximately  $1,500,000,  of  the original
$2,560,000, will be used to reduce the outstanding  debt of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The   Company   has  three  principal  needs  for  cash  -  the   insurance
companies'  contractual  obligations  to  policyholders,  the   payment  of
operating expenses and the servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 5% as of December 31, 1997,
and 1996,   respectively.   Fixed maturities as a  percentage  of total
invested assets were  82%  as of December 31, 1997 and 1996.

Future policy   benefits  are  primarily  long-term in nature and
therefore, the Company's investments are predominantly in longterm fixed maturity investments such as bonds and mortgage loans which provide sufficient return to cover these obligations. The Company has the ability and intent to hold these investments to maturity; consequently, the Company's investment in long-term fixed maturities is reported in the financial statements at their amortized cost.

Many of   the  Company's products contain surrender  charges   and  other
features  which reward persistency and penalize  the  early withdrawal   of
funds.   With respect to such products,  surrender charges are    generally
sufficient to cover the Company's unamortized deferred policy acquisition costs with respect to the policy being surrendered.

Cash  provided by operating activities was $23,000, $3,140,000 and  486,000
in   1997,   1996  and 1995, respectively.The  net   cash  provided   by
operating  activities plus net policyholder  contract deposits  after   the
paymentof  policyholder  withdrawals   equaled  $3,412,000    in 1997,
$9,952,000  in  1996 and $9,499,000  in1995. Management   utilizes   this
measurementof  cash  flows  as an indicator   of   the  performance   of
theCompany's    insurance
operations, since reporting regulations require cash inflows  and  outflows
fromuniversal  life  insurance  products  to  be   shownas  financing
activities when reporting on cash flows.

Cash provided   by  (used  in)  investing  activities  was  ($2,989,000),
$15,808,000  and   ($8,063,000),   for   1997, 1996 and 1995, respectively.
The  most significant aspect of cash  provided   by  (used in) investing
activities  are   the   fixed    maturity  transactions.  Fixed  maturities
account for 70%, 81% and  76%  of the   total   cost  of investments acquired
in 1997, 1996 and 1995, respectively. The net cash provided by investing activities in 1996, is due to the fixed maturities sold in conjunction
with  the coinsurance  agreement  with  FILIC.   The Company has not  directed
its  investable  funds  to so-called "junk bonds" or  derivative investments.

Net cash provided by (used in)financing activities was $1,746,000,
($14,150,000)  and  $8,408,000  for  1997,  1996   and 1995, respectively.
The  change  between  1997  and   1996   is   due   to   a coinsurance
agreement with FILIC as of September 30,  1996.   At  closing of  the
transaction, UG received a reinsurance credit of $28,318,000 for policy liabilities covered under the agreement. UG transferred assets equal to the credit received. This transfer included policy loans of $2,855,000 associated with policies under the agreement and a net cash transfer of $19,088,000 after deducting the ceding commission due UG of $6,375,000.

Policyholder contract deposits decreased 20% in 1997 compared to 1996, and decreased 11% in 1996 when compared to 1995. Policyholder
contract   withdrawals  has  decreased  6%  in  1997 compared to 1996,  and
decreased  4%  in  1996  compared to 1995.  The  change   inpolicyholder
contract  withdrawals  is not attributable  to any    one significant
event.    Factorsthat influence policyholder  contract  withdrawals  are fluctuation  of  interest rates, competition and other economic factors.

At December 31, 1997, the Company had a total of $21,460,000 in long-term debt outstanding. Long-term debt principal reductions are approximately $1.5 million per year over the next several years. The senior debt is through First of America Bank - NA and is subject to a credit agreement. The debt bears interest to a rate equal to the "base rate" plus nine
sixteenths   of   one  percent.   The  Base   rate   is  definedasthe
floatingdaily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate".The base rate at issuance of the loan was 8.25%, and has remained unchanged
through   March 1, 1997, when  it  increased  to  8.5%. Interestis  paid quarterly and principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. On
November  8,   1997,the   Company prepaid  the  $1,000,000  May  8,1998,
principal payment.

The  subordinated  debt  was  incurred June 16,  1992  as  a  part  of  the
acquisition     ofthe    nowdissolved   Commonwealth  Industries
Corporation, (CIC). The 10-year notes bear interest at the rate of 7 1/2% per annum, payable semi-annually beginning December 16, 1992. These notes, except for one $840,000 note, provide for principalpayments
equal  to  1/20th  of  the  principal  balancedue  with   each  interest
installment  beginning December 16, 1997, with a  final  payment  due  June
16,  2002.   The  aforementioned $840,000 note  provides  for  a  lump  sum principal payment due June 16, 2002. Principal reductions of $516,500 per year are required on the aforementioned notes.

As of December 31, 1997 the Company has a total $22,575,000 of cash and cash equivalents, short-term investments and investments held for sale in
comparison  to $21,460,000 of notes payable.  UTI and  FCC   servicethis
debt through existing cash balances and management fees received from the insurance subsidiaries. FCC is further able to service this debt through dividends it may receive from UG.See note 2 in the notes to
theconsolidated  financial   statements   for   additional   information
regarding dividends.

Since   UTI is a holding company, funds required to meet its  debt  service
requirements   and   other   expenses  are  primarily   providedbyits
subsidiaries. On a parent only basis, UTI's cash flow is dependent on revenues from a management agreement with UII and its earnings received
on  invested assets and cash balances.  At December31,    1997,
substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. Cash requirements of UTI primarily
relate   to   servicing  its  longterm   debt.The  Company's   insurance
subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments. The payment of
cash  dividends   toshareholders is not  legally  restricted.However,
insurance company dividend payments are regulated by the state insurance department where the company is domiciled. UTI is the ultimate parent of UG through ownership of several intermediary holding companies. UG can not pay a dividend directly to UTI due to the ownership structure. Please refer to Note 1 of the Notes to the Consolidated Financial Statements. UG's dividend limitations are described below without effect of the ownership structure.

Ohio    domiciledinsurance   companiesrequire   five    days    prior
notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory
capitaland surplus.  For the year ended December 31,  1997,  UG  had   a
statutory gain from operations of $1,779,000. At December 31, 1997, UG's statutory capital and surplus amounted to $10,997,000. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.

A life insurance company's statutory capital is computed accordingto rules prescribed by the National Association of Insurance Commissioners ("NAIC"), as modified by the insurance company's state of domicile. Statutory accounting rules are different from generally accepted accounting principles and are intended to reflect a more conservative
viewby,    for   example,  requiring   immediate  expensing  of   policy
acquisition costs. The achievement of long-term growth will require growth in the statutory capital of the Company's insurance subsidiaries. The subsidiaries may secure additional statutory capital through varioussources, such as internally generated statutory earnings or equity contributions by the Company from funds generated through debt or equity offerings.

The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The risk-based capital formula measures the adequacy of statutory
capitaland   surplus  in  relationto investment  and insurance  risks
such  as  asset  quality,  mortality and  morbidity,  asset  and  liability matching and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the
purposeof  initiating    regulatory    action,    insurance    companies
that  potentially   are  inadequately  capitalized.    In   addition,   the
formuladefines   new   minimum   capital   standards     that     will
supplement   the current system of low fixed minimum  capital  and  surplus
requirements   on   a  state-by-state  basis.   Regulatory  complianceis
determined by a ratio of the insurance company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Insurance companies below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action.

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

       * Or, 2.5 with negative trend.

At   December  31, 1997, each of the insurance subsidiaries  has   a  Ratio
thatis in excess of 3, which is 300% of the authorized control level; accordingly the insurance subsidiaries meet the RBC requirements.

The  Company's insurance subsidiaries operate under the regulatory scrutiny
of  the  respective  state insurance department  where   each  companyis
licensed. The Company is not aware of any current recommendations by these regulatory authorities which, if they were to be implemented,
would  have  a  material   effecton  the  Company's  liquidity,  capital
resources or operations.

Management believes the overall sources of liquidity available will be sufficient to satisfy its financial obligations.


REGULATORY ENVIRONMENT

The Company's insurance subsidiaries are assessed contributions by life and health guaranty associations in almost all states to indemnify policyholders of failed companies.In several states the company may reduce premium taxes paid to recover a portion of assessments paid to the
states'  guaranty  fund association. This right  of   "offset"  may  come
under  review  by the various  states, and  the  company   cannotpredict
whether and to what extent legislative initiatives may affect this right to offset.Also, some state guaranty associations have adjusted the basis by which they assess the cost of insolvencies to individual companies. The Company believes that its reserve for future guaranty
fund  assessments  is  sufficient to provide for assessments   relatedto
known   insolvencies.   This reserve is  based  upon  management's  current
expectation   ofthe  availabilityof  this  right  of   offset,   known
insolvencies and state guaranty fund assessment bases. However, changes in the basis whereby assessments are charged to individual companies and changes in the availability of the right tooffset assessmentsagainst
premium  tax  payments   could materially affect the company's results.

Currently,the  Company's  insurance  subsidiaries  are subjectto government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including the power to: (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii)
establish  guaranty  associations;(iv)  license  agents;   (v)  approve
policyforms; (vi)  approve  premium rates for some lines  of   business;
(vii)  establish  reserve requirements;  (viii) prescribe  the   formand
content of required financial statements and reports;(ix) determine the reasonableness and adequacy of statutory capital and surplus; and
(x) regulate the type and amount of permitted investments. Insurance regulation is concerned primarily with the protection of policyholders. The Company cannot predict the form of any future proposals or regulation. The Company's insurance subsidiaries, USA, UG, APPL and ABE
are   domiciled  in the   states   ofOhio,  Ohio,  WestVirginiaand
Illinois, respectively.

The  insurance regulatory framework continues to be scrutinized by  various
states,   the   federal   governmentand    the  National  Association  of
Insurance  Commissioners  ("NAIC").  The  NAIC  is   an  association  whose
membership  consistsof   the         insurance ommissioners  or
their   designees  of  the  various  states.   The  NAIC  has   no   direct
regulatory  authority  over  insurance  companies,  however   itsprimary
purpose  is  to  provide   a   more  consistent method  of  regulation  and
reporting from state to state.  Thisis accomplished through the  issuance of model regulations, which can be  adopted
by individual states unmodified, modified to meet the state's own needs or requirements, or dismissed entirely. Most states also have insurance
holding  company  statutes   which require    registrationand   periodic
reporting by insurance companiescontrolled by other corporations licensed totransact business within their respective jurisdictions.
The    insurancesubsidiaries   are  subject  to  such  legislationand
registered  as controlled   insurersin  those  jurisdictions   in   which
such registration is required. Statutes vary from state to statebut typically require periodic disclosure, concerning the corporation, that controls the registered insurers and all subsidiaries of such corporation. In addition, prior notice to, or approval by, the state insurance commission of material intercorporate transfers of assets, reinsurance agreements, management agreements (see Note 9 in the notes to the consolidated financial statements), and payment of dividends (see note 2 in the notes to the consolidated financial statements) in excess of specified amounts by the insurance subsidiary, within the holding company system, are required.

Each year the NAIC calculates financial ratio results (commonly referred
to   as   IRIS   ratios) for each company.   These  ratios compare  various
financial  information  pertaining to the  statutory  balancesheetand
incomestatement.    The  results  are  then compared to  pre-established
normal ranges determined by the NAIC. Results outside the range typically require explanation to the domiciliary insurance department.

At   year-end  1997,  the insurance companies had one  ratio   outside  the
normalrange.    The  ratio  is related  to  the   decreasein  premium
income.  The ratio fell outside the normal range the last three  years.   A
primary cause for the decrease in premium revenues is related to the potential change in control of UTI over the last two years to two
different   parties.    During September  of  1996, it was  announced  that
control  ofUTI   would  passto   an   unrelated   party, but the transaction
did  not materialize.  At this writing, negotiations  are progressing  with a different unrelated party for the change in control of UTI. . Please refer to the Notes to the Consolidated Financial Statements for additional information. The possible changes and resulting uncertainties have hurt the insurance companies' ability to recruit and maintain sales agents. The industry has experienced a downward trend in the total
number  of   agents  who sell insurance products, and competition for the
top  sales producers  has intensified.   As  this trend  appears to continue,
the recruiting focus of the Company has been on introducing quality individuals to the insurance industry through an extensive internal
training program.   The Company feels this approach is conducive to the
mutual success of our new recruits and the Company as these recruits market our products in a professional, company structured manner.

The NAIC,in conjunction with state regulators, has been reviewing existing insurance laws and regulations. A committee of the NAIC proposed changes in the regulations governing insurance company investments and holding company investments in subsidiaries and affiliates which were adopted by the NAIC as model laws in 1996. The Company does not presently anticipate any material adverse change in its business as a result of these changes.

Legislative and regulatory initiatives regarding changes in the regulation of banks and other financial services businesses and restructuring of the federal income tax system could, if adopted and depending on the form they take, have an adverse impact on the Company by altering the competitive environment for its products. The outcome and timing of any such changes cannot be anticipated at this time, but the Company will continue to monitor developments in order to respond to any opportunities or increased competition that may occur.

The NAIC adopted the Life Illustration Model Regulation.   Many  states
have adopted the regulation effective January 1, 1997. This regulation requires products which contain non-guaranteed elements, such as universal life and interest sensitive life, to comply with certain actuarially established tests. These tests are intended to target future performance and profitability of a product under various scenarios.The regulation does not prevent a company from selling a product that does not meet the various tests. The only implication is the way in which the product is marketed to the consumer. A product that does not pass the tests uses guaranteed assumptions rather than current assumptions in presenting
futureproduct performance  to  the  consumer. The Company  conducts   an
ongoing  thorough  review  of   its  sales   and  marketing   processand
continues to  emphasize  its  compliance efforts.

A  task  force of the NAIC is currently undertaking a project  to codify  a
comprehensive    set  of  statutory   insurance   accounting rules and
regulations. This project is not expected to be completed earlier than 1999. Specific recommendations have been set forth in papers issued by the NAIC for industry review. The Company is monitoring the process, but the potential impact of any changes in insurance accounting standards is not yet known.


ACCOUNTING AND LEGAL DEVELOPMENTS

The  Financial  Accounting  Standards  Board  (FASB)  has  issued Statement of Financial Accounting Standards (SFAS) No. 128 entitled Earnings per share, which is effective for financial statements for fiscal years
beginning  after  December   15,  1997.  SFAS   No.   128   specifiesthe
computation,    presentation,                       and   disclosure
requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. The Statement's objective is to simplify the computation of earnings per share, and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries.

Under SFAS No. 128, primary EPS computed in accordance with previous opinions is replaced with a simpler calculation called basic EPS. Basic EPS is calculated by dividing income available to commonstockholders (i.e., net income or loss adjusted for preferred stock dividends) by the weighted-average number of common shares outstanding. Thus, in the
most significant change in   current   practice,  options,  warrants,and
convertible securities are excluded from the basic EPS calculation. Further, contingently issuable shares are included in basic EPS only if all the necessary conditions for the issuance of such shares have been satisfied by the end of the period.

Fully diluted EPS has not changed significantly but has been renamed diluted EPS. Income available to common stockholders continues to be
adjusted   for   assumed  conversion    of                 all  potentially
dilutive  securities using the treasury stock  method  to   calculatethe
dilutive   effect   of   options   and   warrants.  However,unlikethe
calculation of fully diluted EPS under previous opinions, a new treasury stock method is applied using the average market price or the ending market price. Further, prior opinion requirement to use the modified treasury stock method when the number of options or warrants outstanding is greater than 20% of the outstanding shares also has
been  eliminated.    SFAS  128  also includes certain   shares   thatare
contingently issuable; however, the test for inclusion under the new rules is much more restrictive.

SFAS     No.     128     requires companies   reportingdiscontinued
operations,    extraordinary  items,  or   the   cumulativeeffect of
accounting   changes  are  to use income from  operations  as  the  control number or benchmark to determine whether potential common sharesare dilutive or antidilutive. Only dilutive securities are to be included in the calculation of diluted EPS.

This  statement  was  adopted for the 1997 Financial  Statements. Forall
periods    presented  the  Company   reported   a   loss   from  continuing
operations  so  any potential issuance of common  shares  would   havean
antidilutive effect on EPS.   Consequently,  the adoption  of SFAS No.  128
did not have an impact on the Company's financial statement.

The  FASB  has issued SFAS No. 130 entitled Reporting Comprehensive  Income
and   SFAS  No.  132  Employers'  Disclosures  about  Pensions  and   Other
Postretirement Benefits. Both of the above statements are effectivefor financial statements with fiscal years beginning after December 15, 1997.

SFAS   No.130  defines  how to report and display  comprehensive  income and its components in a full set of financial statements. The purposeof reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners.

SFAS    No.132  addresses  disclosure  requirements  for   postretirement
benefits.The  statement  does  not  change   postretirement measurement
or recognition issues.

The Company will adopt both SFAS No. 130 and SFAS No. 132 for the 1998 financialstatements. Management does not expect either adoptionto have a material impact on the Company's financial statements.

The Company is not aware of any litigation that will have a material adverse effect on the financial position of the Company. In addition, the Company does not believe that the regulatory initiatives currently under consideration by various regulatory agencies will have a material adverse impact on the Company. The Company is not aware of any material pending orthreatened regulatory action with respect to the Company or
any   ofits  subsidiaries.    The Company does  not  believe  that  any
insurance guaranty fund assessments will be materially different from amounts already provided for in the financial statements.


YEAR 2000 ISSUE

The "Year 2000 Issue" is the inability of computers and computing technology to recognize correctly the Year 2000 date change. The problem results from a long-standing practice by programmers to save memory space
by  denoting  Years using just two digits instead of  four  digits.   Thus,
systems that are not Year 2000 compliant may be unable to read dates correctly after the Year 1999 and can return incorrect or unpredictable
results.This   couldhave   a  significant  effect  on  the  Company's
business/financial systems as well as products and services, if not corrected.

The  Company established a project to address year 2000 processing concerns
in  September of 1996.  In 1997 the Company completed the review   of the
Company'sinternally  and   externally  developed  software,   and   made
correctionsto all year 2000 non-compliant processing. The Company also secured verification of current and future year 2000 compliance from all
major   external   software vendors.   In  December  of  1997,  a  separate
computeroperating environment was established with the system dates advancedto December of 1999. A parallel model office was established
with  alldates   in  the data advanced to December of  1999.    Parallel
model   office  processing  is being performed  using  dates  from December
of   1999 to January of 2001, to insure  all  year  2000 processing  errors
have   been corrected.Testing  should   be completed by the end of  the
first  quarter  of 1998.  After testing is  completed, periodic  regression
testing  will  be   performed   to monitor  continuing    compliance.  By
addressing year   2000 compliance in a timely manner, compliance will  be
achieved   using existing  staff  and without significant impact   on the
Company operationally or financially.


PROPOSED MERGER

On March 25, 1997, the Board of Directors of UTI and UII voted to recommend
tothe   shareholders a merger of the  two  companies. Under the Plan  of
Merger, UTI would be the surviving entity with UTI issuing one share of its stock for each share held by UII shareholders.

UTI owns 53% of United Trust Group, Inc., an insurance holding company, and UII owns 47% of United Trust Group, Inc. Neither UTI nor UII have any other significant holdings or business dealings. The Board of Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders. The merger will result in certain cost savings, primarily related to costs associated with maintaining a corporation in good standing in the states in which it transacts business. A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur sometime during the third quarter of 1998.

SUBSEQUENT EVENT

On February 19, 1998, UTI signed a letter of intent with Jesse T. Correll, whereby Mr. Correll will personally or in combination with other individuals make an equity investment in UTI over a period of three years. Under the terms of the letter of intent Mr. Correll will buy 2,000,000 authorized but unissued shares of UTI common stock for $15.00 per share and will also buy 389,715 shares of UTI common stock, representing stock of UTI and UII, that UTI purchased during the last eight months in private transactions at the average price UTI paid for
such   stock,   plus interest,  or  approximately $10.00  per  share.Mr.
Correll also will purchase 66,667 shares of UTI common stock and $2,560,000 of face amount of convertible bonds (which are due and payable on any change in control of UTI) in private transactions, primarily from officers of UTI. Upon completion of the transaction, Mr. Correll would be the largest shareholder of UTI.

UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies.The transaction is subject to negotiation of a definitive purchase agreement; completion of due diligence by Mr. Correll; the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is not expected to be completed before June 30, 1998, and there can be no assurance that the transaction will be completed.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Any forward-looking statement contained herein or in any other oral or written statement by the company or any of its officers, directors or employees is qualified by the fact that actual results of the company may differ materially from any such statement due to the following important factors, among other risks and uncertainties inherent in the company's business:

1. Prevailing  interest rate levels which  may  affect  the  abilityof
   the   company  to  sell  its products,  the   market  value  of the
   company's investments and the lapse ratio  of the company's  policies,
   notwithstanding   product   design  features   intended   to   enhance
   persistency of  the  company's products.

2. Changes in the federal income tax laws and regulations which may affect the relative tax advantages of the company's products.

3. Changes in the regulation of financial services, including bank sales and underwriting of insurance products, which may affect the competitive environment for the company's products.

4. Other factors affecting the performance of the company, including, but not limited to, market conduct claims, insurance industry insolvencies, stock market performance, and investment performance.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Listed below are the financial statements included in this Part of the Annual Report on SEC Form 10-K:

                                                           Page No.
UNITED TRUST, INC. AND CONSOLIDATED SUBSIDIARIES


  Independent Auditor's Report for the
   Years ended December 31, 1997, 1996, 1995                  33

  Consolidated Balance Sheets                                 34

  Consolidated Statements of Operations                       35

  Consolidated Statements of Shareholders' Equity             36

  Consolidated Statements of Cash Flows                       37

  Notes to Consolidated Financial Statements               38-62

ITEM  9.   DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING   AND FINANCIAL
           DISCLOSURE

None

                      Independent Auditors' Report



Board of Directors and Shareholders
United Trust, Inc.

     We have audited the accompanying consolidated balance sheets of United Trust, Inc. (an Illinois corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility istoexpress an opinion on these financial statements based on our audits.

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

     In   our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Trust, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     We have also audited Schedule I as of December 31, 1997, and Schedules II,IV and V as of December 31, 1997 and 1996, of United Trust, Inc. and subsidiaries and Schedules II, IV and V for each of the three years in the period then ended. In our opinion, these schedules present
fairly,in  all   material respects, the information required to  be  set
forth therein.




                                       KERBER, ECK & BRAECKEL LLP


Springfield, Illinois
March 26, 1998

UNITED TRUST, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 1997 and 1996
                          ASSETS

                                                    1997             1996
Investments:
   Fixed maturities at amortized cost
    (market $184,782,568 and $181,815,225)     $ 180,970,333    $ 179,926,785
   Investments held for sale:
   Fixed maturities, at market
    (cost $1,672,298 and $1,984,661)               1,668,630        1,961,166
   Equity securities, at market
    (cost $3,184,357 and $2,086,159)               3,001,744        1,794,405
   Mortgage loans on real estate at
    amortized cost                                 9,469,444       11,022,792
   Investment real estate, at cost,
    net of accumulated depreciation                9,760,732        9,779,984
   Real estate acquired in satisfaction
    of debt                                        1,724,544        1,724,544
   Policy loans                                   14,207,189       14,438,120
   Short-term investments                          1,798,878          430,983
                                                 222,601,494      221,078,779

Cash and cash equivalents                         16,105,933       17,326,235
Investment in affiliates                           5,636,674        4,826,584
Accrued investment income                          3,686,562        3,461,799
Reinsurance receivables:
 Future policy benefits                           37,814,106       38,745,013
 Policy claims and other benefits                  3,529,078        3,856,124
Other accounts and notes receivable                  845,066          894,321
Cost of insurance acquired                        41,522,888       43,917,280
Deferred policy acquisition costs                 10,600,720       11,325,356
Cost in excess of net assets purchased,
 net of accumulated amortization                   2,777,089        5,496,808
Property and equipment, net of
 accumulated depreciation                          3,412,956        3,255,171
Other assets                                         767,258        1,290,192
     TOTAL  ASSETS                             $ 349,299,824    $ 355,473,662

          LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
 Future policy benefits                        $ 248,805,695    $ 248,879,317
 Policy claims and benefits payable                2,080,907        3,193,806
 Other policyholder funds                          2,445,469        2,784,967
 Dividend and endowment accumulations             14,905,816       13,913,676
Income taxes payable:
 Current                                              15,730           70,663
 Deferred                                         14,174,260       13,193,431
Notes payable                                     21,460,223       19,573,953
Indebtedness to affiliates, net                       18,475           31,837
Other liabilities                                  3,790,051        5,975,483
     TOTAL LIABILITIES                           307,696,626      307,617,133
Minority interests in consolidated
 subsidiaries                                     26,246,580       29,842,672

Shareholders' equity:
Common stock - no par value,
  stated value $.02 per share.
 Authorized 3,500,000 shares - 1,634,779
  and 1,870,093 shares issued after deducting
  treasury shares of 277,460 and 42,384               32,696           37,402
Additional paid-in capital                        16,488,375       18,638,591
Unrealized  depreciation of investments  held
 for sale                                            (29,127)         (86,058)
Accumulated deficit                               (1,135,326)        (576,078)
     TOTAL SHAREHOLDERS'EQUITY                    15,356,618       18,013,857
     TOTAL  LIABILITIES AND SHAREHOLDERS'
      EQUITY                                  $  349,299,824   $  355,473,662
                          See accompanying notes.

UNITED TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Years Ended December 31, 1997

                                         1997          1996       1995
Revenues:

   Premiums and policy fees      $ 33,373,950    $ 35,891,609  $ 38,481,638
   Reinsurance premiums and
    policy fees                    (4,734,705)     (4,947,151)   (5,383,102)
   Net investment income           14,857,297      15,868,447    15,456,224
   Realized investment gains
    and (losses), net                (279,096)       (987,930)     (124,235)
   Other income                       774,884       1,151,395     1,438,559
                                   43,992,330      46,976,370    49,869,084

   Benefits and other expenses:

    Benefits, claims and settlement
     expenses:
      Life                         23,644,252      26,568,062    26,680,217
      Reinsurance benefits and
       claims                      (2,078,982)     (2,283,827)   (2,850,228)
      Annuity                       1,560,828       1,892,489     1,797,475
      Dividends to policyholders    3,929,073       4,149,308     4,228,300
    Commissions and amortization
     of deferred policy
     acquisition costs              3,616,365       4,224,885     4,907,653
    Amortization of cost of
     insurance acquired             2,394,392       5,524,815     4,303,237
    Amortization of agency force            0               0       396,852
    Non-recurring write down of
     value of agency  force                 0               0     8,296,974
    Operating expenses              9,222,913      11,994,464    11,517,648
    Interest expense                1,816,491       1,731,309     1,966,776
                                   44,105,332      53,801,505    61,244,904

 Loss before income taxes,
  minority interest and equity
  in loss of investees               (113,002)     (6,825,135)  (11,375,820)
 Income tax credit (expense)         (986,229)      4,703,741     4,571,028
 Minority interest in loss
  of consolidated subsidiaries        563,699       1,278,883     4,439,496
 Equity in loss of investees          (23,716)        (95,392)     (635,949)
 Net loss                         $  (559,248)    $  (937,903) $ (3,001,245)

 Net loss per
  common share                    $     (0.32)    $     (0.50) $      (1.61)

 Average common
  shares  outstanding               1,772,870       1,869,511     1,866,851
                            See accompanying notes.

UNITED TRUST, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Three Years Ended December 31, 1997
                                        1997         1996          1995

   Common stock
    Balance, beginning of year     $    37,402   $    37,352    $    37,312
    Issued during year                       0            50             40
    Stock retired from
     purchase of fractional
     shares of reverse stock split          (7)            0              0
    Purchase treasury stock             (4,699)            0              0
    Balance, end of year           $    32,696   $    37,402    $    37,352


   Additional paid-in capital
    Balance, beginning of year     $ 18,638,591  $ 18,624,578   $ 18,612,118
    Issued during year                        0        14,013         12,460
    Stock retired from purchase of
     fractional shares of reverse
     stock split                         (2,374)            0              0
    Purchase treasury stock          (2,147,842)            0              0
    Balance, end of year           $ 16,488,375  $ 18,638,591   $ 18,624,578



   Unrealized appreciation (depreciation) of
    investments held for sale
    Balance, beginning of year     $    (86,058) $     (1,499)  $   (143,405)
    Change during year                   56,931       (84,559)       141,906
    Balance, end of year           $    (29,127) $    (86,058)  $     (1,499)



   Retained earnings
    (accumulated deficit)
    Balance, beginning of year     $   (576,078) $    361,825   $  3,363,070
    Net loss                           (559,248)     (937,903)    (3,001,245)
    Balance, end of year           $ (1,135,326) $  (576,078)   $    361,825


   Total shareholders' equity,
    end of year                    $ 15,356,618  $18,013,857    $ 19,022,256
                        See accompanying notes.

UNITED TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Years Ended December 31, 1997
                                       1997         1996          1995
   Increase (decrease) in cash and
    cash equivalents
   Cash flows from operating activities:
    Net loss                      $  (559,248)   $  (937,903)   $  (3,001,245)
    Adjustments to reconcile
     net loss to net cash
     provided by (used in)
     operating activities
     net of changes in assets
     and liabilities resulting
     from the sales and
     purchases of subsidiaries:
      Amortization/accretion of
       fixed maturities               670,185        899,445          803,696
      Realized investment (gains)
       losses, net                    279,096        987,930          124,235
      Policy acquisition costs
       deferred                      (586,000)    (1,276,000)      (2,370,000)
      Amortization of deferred
       policy acquisition costs     1,310,636      1,387,372        1,567,748
      Amortization of cost of
       insurance acquired           2,394,392      5,524,815        4,303,237
      Amortization of value of
       agency force                         0              0          396,852
      Non-recurring write down of
       value of agency force                0              0        8,296,974
      Amortization of costs in excess
       of net assets purchased        155,000        185,279          423,192
      Depreciation                    469,854        390,357          720,605
      Minority interest              (563,699)    (1,278,883)      (4,439,496)
      Equity in loss of investees      23,716         95,392          635,949
      Change in accrued investment
       income                        (224,763)       210,043         (171,257)
      Change in reinsurance
        receivables                 1,257,953         83,871         (482,275)
      Change in policy liabilities
       and accruals                  (547,081)     3,326,651        3,581,928
      Charges for mortality and
       administration of universal
       life and annuity products  (10,588,874)   (10,239,476)      (9,757,354)
      Interest credited to account
       balances                     7,212,406      7,075,921        6,644,282
      Change in income taxes payable  925,896     (4,714,258)      (4,595,571)
      Change in indebtedness (to)
       from affiliates, net           (13,362)       119,706          (20,004)
      Change in other assets and
       liabilities, net            (1,593,358)     1,299,773       (2,175,839)
    NET CASH PROVIDED BY
     (USED IN) OPERATING
     ACTIVIITES                        22,749      3,140,035          485,657
    Cash flows from investing
     activities:
     Proceeds from investments sold
      and matured:
      Fixed maturities held for sale  290,660      1,219,036          619,612
      Fixed maturities sold                 0     18,736,612                0
      Fixed maturities matured     21,488,265     20,721,482       16,265,140
      Equity securities                76,302          8,990          104,260
      Mortgage loans                1,794,518      3,364,427        2,252,423
      Real estate                   1,136,995      3,219,851        1,768,254
      Policy loans                  4,785,222      3,937,471        4,110,744
      Short term                      410,000        825,000           25,000
     Total proceeds from investments
      sold and matured             29,981,962     52,032,869       25,145,433
     Cost of investments acquired:
      Fixed maturities            (23,220,172)   (29,365,111)     (25,112,358)
      Equity securities            (1,248,738)             0      ( 1,000,000)
      Mortgage loans                 (245,234)      (503,113)        (322,129)
      Real estate                  (1,444,980)      (813,331)      (1,902,609)
      Policy loans                 (4,554,291)    (4,329,124)      (4,713,471)
      Short term                   (1,726,035)      (830,983)        (100,000)
     Total cost of investments
      acquired                    (32,439,450)   (35,841,662)     (33,150,567)
     Purchase of property and
      equipment                      (531,528)      (383,411)         (57,625)
    NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES          (2,989,016)    15,807,796       (8,062,759)

    Cash flows from financing
     activities:
     Policyholder contract
      deposits                     17,905,246     22,245,369       25,021,983
     Policyholder contract
      withdrawals                 (14,515,576)   (15,433,644)     (16,008,462)
     Net cash transferred from
      coinsurance ceded                     0    (19,088,371)               0
     Proceeds from notes payable    2,560,000      9,050,000          300,000
     Payments of principal on
      notes payable                (1,874,597)   (10,923,475)        (905,861)
     Payment for fractional shares
      from reverse stock split         (2,381)             0                0
     Payment for fractional shares
      from reverse stock split
      of subsidiary                  (534,251)             0                0
     Purchase of stock of affiliates (865,877)             0                0
     Purchase of treasury stock      (926,599)             0                0
     Proceeds from issuance of
      common stock                          0            500              400
   NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES            1,745,965    (14,149,621)       8,408,060

   Net increase (decrease) in cash
    and cash equivalents           (1,220,302)     4,798,210          830,958
   Cash and cash equivalents at
    beginning of year              17,326,235     12,528,025       11,697,067
   Cash and cash equivalents at
    end of year                  $ 16,105,933   $ 17,326,235     $ 12,528,025
                         See accompanying notes.

UNITED TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  A.    ORGANIZATION - At December  31, 1997,   the   parent,  significant
        majority-owned   subsidiaries  and affiliates of United Trust, Inc.,
        were as  depicted  on the  following  organizational chart.


                         ORGANIZATIONAL CHART
                        AS OF DECEMBER 31, 1997



United Trust, Inc. ("UTI") is the ultimate controlling company. UTI owns 53% of United Trust Group ("UTG") and 41% of United Income, Inc. ("UII"). UII owns 47% of UTG. UTG owns 79% of First Commonwealth Corporation ("FCC") and 100% of Roosevelt Equity Corporation ("REC"). FCC owns 100% of Universal Guaranty Life Insurance Company ("UG"). UG owns 100% of United Security Assurance Company ("USA"). USA owns 84%
ofAppalachian   Life Insurance Company ("APPL") and APPL  owns  100%  of
Abraham  Lincoln Insurance Company ("ABE").

The Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements are summarized as follows.

B. NATURE OF OPERATIONS - United Trust, Inc. is an insurance holding company, which sells individual life insurance products through its
        subsidiaries.   The  Company's  principal  market   is   the
        Midwestern United States. The primary focus of the Company has been the servicing of existing insurance business in force, the solicitation of new life insurance products and the acquisition of other companies in similar lines of business.

C.      PRINCIPLES  OF CONSOLIDATION  -  The   consolidated financial
        statements include the accounts of the Company and its majority-owned subsidiaries. Investments in 20% to 50% owned affiliates in which management has theability to exercise significant influence are included based on the equity method of accounting and the Company's share of such affiliates' operating results is reflected in Equity in
        loss of investees.   Other investments in affiliates are carried at
        cost. All significant intercompany accounts and transactions have been eliminated.

D. BASIS OF PRESENTATION - The financial statements of United Trust, Inc.'s life insurance subsidiaries have been prepared in accordance with generally accepted accounting principles which differ from statutory accounting practices permitted by insurance regulatory authorities.

E. USE OF ESTIMATES - In preparing financial statementsin conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

        Mortgage loans on real estate - at unpaid balances, adjusted for amortization of premium or discount, less allowance for possible losses.

        Real estate - Investment real estate at cost, less allowances for depreciation and,as appropriate, provisions for possible losses. Foreclosed real estate is adjusted for any impairment at the foreclosure date. Accumulated depreciation on investment real estate was $539,366 and $442,373 as of December 31, 1997 and 1996,
        respectively.

        Policy loans -- at unpaid balances including accumulated interest but not in excess of the cash surrender value.

        Short-term investments -- at cost, which approximates current market value.

        Realized gains and losses on sales of investments are recognized in netincome on the specific identification basis.

G. RECOGNITION OF REVENUES AND RELATED EXPENSES - Premiums for traditional life insurance products, which include those products with fixed and guaranteed premiums and benefits, consist principallyof whole life insurance policies, limited-payment life insurance
        policies,  and  certain  annuities   with   life contingencies are
        recognized  as  revenues   when   due. Accident  and  health insurance
        premiums are recognized as revenue pro rata over the terms of the policies. Benefits and related expenses associated with the premiums earned are charged to expense proportionately over the lives of the policies through a provision for future policy benefit liabilities and through deferral and amortization of deferred policy acquisition costs. For universal life and investment products, generally there is no requirement for payment of premium other than to maintain account values at a level sufficient to pay mortality and expense charges. Consequently, premiums for universal life policies and investment
        products are not reported  as  revenue, but as deposits.   Policy fee
        revenue for universal life policies and investment products consists of charges for the cost of insurance and policy administration fees assessed during the period. Expenses include interest credited to policy account balances and benefit claims incurred in excess of policy account balances.

H. DEFERREDPOLICY ACQUISITION COSTS - Commissions and other costs of acquiring life insurance products that vary with and are primarily related to the production of new business have been deferred. Traditional life insurance acquisition costs are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves.

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

        The following table summarizes deferred policy acquisition costs and related data for the years shown.

                                1997               1996             1995
   Deferred, beginning
    of year                $ 11,325,356      $ 11,436,728      $ 10,634,476

   Acquisition costs
    deferred:

    Commissions                 312,000           845,000         1,838,000
    Other expenses              274,000           431,000           532,000
    Total                       586,000         1,276,000         2,370,000

    Interest accretion          425,000           408,000           338,000
    Amortization charged
     to income               (1,735,636)       (1,795,372)       (1,905,748)
    Net amortization         (1,310,636)       (1,387,372)       (1,567,748)

    Change for the year        (724,636)         (111,372)          802,252

    Deferred, end of year  $ 10,600,720      $ 11,325,356      $ 11,436,728

        The following table reflects the components of the income statement for the line item Commissions and amortization of deferred policy acquisition costs:

                                       1997           1996          1995

        Net amortization of deferred
         policy acquisition costs   $ 1,310,636    $ 1,387,372    $ 1,567,748
        Commissions                   2,305,729      2,837,513      3,339,905
         Total                      $ 3,616,365    $ 4,224,885    $ 4,907,653


        Estimated net amortization expense of deferred policy acquisition costs for the next five years is as follows:

                                    Interest                       Net
                                   Accretion   Amortization   Amortization
       1998                     $    403,000  $  1,530,000   $  1,127,000
       1999                          365,000     1,359,000        994,000
       2000                          330,000     1,211,000        881,000
       2001                          299,000     1,082,000        783,000
       2002                          270,000       969,000        699,000


I.     COST OF INSURANCE ACQUIRED - When an insurance company  is acquired, the Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of
       the acquisition.   The  cost  of policies  purchased  represents  the
       actuarially   determined present  value of the projected  future  cash
       flows   from   the acquired  policies.  Cost of Insurance Acquired  is
       amortized with  interest  in  relation  to  expected  future  profits,
       including     direct   charge-offsfor   any   excess     of     the
       unamortized  asset over the projected future  profits.   The  interest
       rates  utilized  in  the  amortization  calculationare  9% on
       approximately 24% of the balance and 15% on the remaining   balance.
       The  interest  rates  vary   due   to  differences in the blocks of
       business. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.


                                    1997            1996           1995
       Cost of insurance
        acquired, beginning
        of year                $ 43,917,280    $ 55,816,934    $ 60,120,171
        Interest accretion        5,962,644       6,312,931       7,044,239
        Amortization             (8,357,036)    (11,837,746)    (11,347,476)
          Net amortization       (2,394,392)     (5,524,815)     (4,303,237)
        Balance attributable
         to coinsurance
         agreement                        0      (6,374,839)              0
        Cost of insurance
         acquired, end  of year$ 41,522,888    $ 43,917,280    $ 55,816,934

        Estimated net amortization expense of cost of insurance acquired for the next five years is as follows:

                           Interest                         Net
                           Accretion     Amortization   Amortization

        1998            $  6,113,000    $  8,261,000    $  2,148 ,000
        1999               5,787,000       7,271,000        1,484,000
        2000               5,559,000       6,811,000        1,252,000
        2001               5,367,000       6,828,000        1,461,000
        2002               4,737,000       6,203,000        1,466,000


J. COST IN EXCESS OF NET ASSETS PURCHASED - Cost in excess of net assets purchased is the excess of the amount paid to acquire a company over the fair value of its net assets. Costs in excess of net assets purchased are amortized on the straight line basis over a 40-year period. Management continually reviews the value of goodwill based on estimates of future earnings. As part of this review, management determines whether goodwill is fully recoverable from projected undiscounted net cash flows from earnings of the subsidiaries over the remaining amortization period. If management were to determine that changes in such projected cash flows no longer supported the recoverability of goodwill over the remaining amortization
        period, the carrying value  of goodwill  would  be  reduced with   a
        corresponding charge to expense or by shortening the amortization
        period (no  such  changes  have   occurred).  Accumulated amortization
        of cost in excess of net assets purchased was $1,420,146 and $1,265,146 as of December 31, 1997 and 1996, respectively. A
        reverse stock  split  of FCC  in   May  of  1997  created  negative
        goodwill of $2,564,719.  The  credit  to  goodwill resulted from  the
        retirement of fractional  shares.   Please  refer  to  Note  11 to the
        Consolidated Financial Statements for additional information concerning the reverse stock split.

K. PROPERTY AND EQUIPMENT - Company-occupied property, data processing equipment and furniture and office equipment are stated at cost less accumulated depreciation of $1,990,314 and $1,617,453 at December 31, 1997 and 1996, respectively. Depreciation is computed
        on a  straight-line  basis  for   financial reporting purposes using
        estimated useful lives of three  to  30   years.  Depreciation
        expense was $372,861 and $418,449 for the years ended December 31, 1997 and 1996, respectively.

L.      FUTURE POLICY BENEFITS AND EXPENSES - The liabilities for traditional
        life insurance  and  accident   and   health insurance policy benefits
        are computed using  a  net  level method.  These liabilities include
        assumptionsas to investment yields,  mortality,  withdrawals,   and
        other assumptions based on   the  life  insurance  subsidiaries'
        experience adjusted to reflect anticipated trends and to include provisions for possible unfavorable deviations. The Company makes these assumptions at the time the contract is issued or, in the case of contracts acquired by purchase, at the purchase date. Benefit
        reserves  for traditional life insurance  policies   include certain
        deferred profits on limited-payment policies that are being recognized in income over the policy term. Policy benefit claims are charged to expense in the period that the claims are incurred. Current mortality rate assumptions are based on 1975-80 select and ultimate tables. Withdrawal rate assumptions are based upon Linton
        B or Linton C, which are industry standard actuarial tables for forecasting assumed policy lapse rates.

        Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable
        surrender  charges.   Policy benefits and claims that  are charged
        to expense include benefit claims in  excess of related policy account
        balances.   Interest  crediting rates for  universal   life   and
        interest sensitive products range from 5.0% to 6.0% in 1997, 1996 and 1995.

M. POLICY AND CONTRACT CLAIMS - Policy and contract claims include provisions for reported claims in process of settlement, valued in accordance with the terms of the policies and contracts, as well as
        provisions  for  claims incurred   and   unreported based on prior
        experience  of  the Company.

N. PARTICIPATING INSURANCE - Participating business represents 29% and 30% of the ordinary life insurance in force at December 31, 1997 and 1996, respectively. Premium income from participating business represents 50%, 52%, and 55% of total premiums for the years ended December 31, 1997, 1996 and 1995, respectively. The amount of dividends to be paid is determined annually by the
        respective insurance subsidiary's  Board  of   Directors.
        Earnings allocable to participating policyholders are based on legal requirements that vary by state.

O.      INCOME TAXES  -  Income  taxes are reported  under   Statement  of
        Financial  Accounting Standards  Number  109.   Deferred income  taxes
        are recorded to reflect the tax consequences on future periods of differences between the tax bases of assetsand liabilities and
        their  financial   reporting amounts at the end of each such period.

P.      BUSINESS   SEGMENTS  -  The Company operates principally   in  the
        individual life insurance business.

Q.      EARNINGS PER SHARE - Earnings per share are based  on  the  weighted
        average  number  of  common  shares outstanding   during  eachyear,
        retroactively adjusted to give effect to all stock splits. In accordance with Statement of Financial Accounting Standards No. 128, the computation of diluted earnings per share is not shown since the Company has a loss from continuing operations in each
        period   presented,  and    anyassumed   conversion, exercise, or
        contingent issuance of securities would have an antidilutive effect on earnings per share.

R.      CASH EQUIVALENTS - The Company considers certificates  of  deposit
        and other short-term  instruments  with  an   original  purchased
        maturity of  three   months   orless   cash equivalents.

S.      RECLASSIFICATIONS  -  Certain  prior  year   amounts    have been
        reclassified toconform  with  the  1997  presentation. Such
        reclassifications  had no effect on previouslyreported   net  loss,
        total assets, or shareholders' equity.

T.      REINSURANCE  -  In  the  normal course  of  business,   the  Company
        seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance toother
        insurance  enterprises  or  reinsurers under   excess   coverage   and
        coinsurance contracts. The Company retains a maximum of $125,000 of coverage per individual life.

        Amounts  paid  or  deemed to have been paid for  reinsurance contracts
        are   recorded   as reinsurance   receivables.  Reinsurance receivables
        is recognizedin a manner consistent  with the liabilities relating to
        the  underlying reinsured contracts.    The  cost of reinsurance
        related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

2.  SHAREHOLDER DIVIDEND RESTRICTION

At December 31, 1997,  substantially all of  consolidated shareholders'
equity  represents net assets  of  UTI's  subsidiaries.  The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department
where  the  company is domiciled.   UTI is the ultimate parent of UG through
ownership of  several intermediary  holding  companies.   UG  can  not  pay
a dividend  directly to  UTI  due to the ownership  structure.   UG's dividend
limitations  are described below without effect  of  the ownership structure.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus. For the year ended
December 31,  1997,  UG  had   a  statutory gain from operations of $1,779,246.
At December 31, 1997, UG's statutory capital and surplus amounted to $10,997,365. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.

3.  INCOME TAXES

Until 1984, the insurance companies were taxed under the provisions  of  the
Life Insurance Company Income Tax Act of 1959 as amended   by  the  Tax
Equity  and Fiscal Responsibility   Act   of  1982.  These laws were
superseded by the Deficit Reduction Act of 1984. All of these laws are based primarily upon statutory results with certain special deductions and other items available only to life insurance companies. Under the provision of the pre 1984 life insurance company income tax regulations, a portion of "gain from operations" of a life insurance company was not subject to current taxation but was accumulated, for tax purposes,
in   aspecial  tax  memorandum   account   designated    as  "policyholders'
surplus  account".  Federal  income  taxes   will  become payable  on  this
account  at the then current  tax  rate   when  and   if distributions to
shareholders, other than stock dividends and other limited exceptions, are
made in excess  of  the accumulated previously taxed   income maintained  in
the "shareholders surplus account".

The following table summarizes the companies with this situation and the maximum amount of income that has not been taxed in each.


                         Shareholder'           Untaxed
           Company        Surplus               Balance
            ABE         $  5,237,958          $  1,149,693
            APPL           5,417,825             1,525,367
            UG            27,760,313             4,363,821
            USA                    0                     0

The payment of taxes on this income is not anticipated; and, accordingly, no deferred taxes have been established.

The life insurance company subsidiaries file a consolidated federal income tax return. The holding companies of the group file separate returns.

Lifeinsurance company taxation is based primarily upon statutory results withcertain special deductions and other items available only to life
insurance   companies.   Income  tax  expense  consists  of  the  following
components:


                                    1997             1996              1995
       Current tax expense      $     5,400     $  (148,148)      $     2,641
       Deferred tax expense
        (credit)                    980,829      (4,555,593)       (4,573,669)
                                $   986,229     $(4,703,741)      $(4,571,028)


The   Companies  have net operating loss carryforwards for  federal  income tax purposes expiring as follows:

                            UTI              UG               FCC
             2004     $  597,103          $         0       $   163,334
             2005        292,656                    0           138,765
             2006        212,852            2,400,574            33,345
             2007        110,758              782,452           676,067
             2008              0              939,977             4,595
             2009              0                    0           168,800
             2010              0                    0            19,112
             2012              0            2,970,692                 0
            TOTAL     $1,213,369          $ 7,093,695       $ 1,204,018

The Company has established a deferred tax asset of  $3,328,879 for  its
operating   loss  carryforwards  and  has   established   an  allowance  of
$2,904,200.

The   following  table shows the reconciliation of net  income  to  taxable income of UTI:

                                1997          1996            1995
       Net income (loss)    $  (559,248)    $  (937,903)    $  (3,001,245)
       Federal income
        tax provision
        (credit)                414,230         (59,780)          153,764
       Loss of subsidiaries     356,422         714,916         2,613,546
       Loss of investees         23,716          95,392           635,949
       Write off of
       investment in
       affiliate                      0         315,000            10,000
      Write off of note
       receivable                     0         211,419                 0
      Depreciation                    0           1,046             3,095
      Other                      44,059          25,528            22,091
      Taxable income         $  279,179      $  365,618        $  437,200

UTI has a net  operating loss carryforward  of  $1,213,369  at December
31, 1997. UTI has averaged $300,000 in taxable income over the past four years and must average taxable income of $122,000 per year to fully realize its net operating loss carryforwards. UTI's operating loss carryforwards do not begin to expire until the year 2004. Management believes future earnings of UTI will be sufficient to fully utilize its net operating loss carryforwards.

The   expense  or  (credit) for income differed from  the  amounts computed
by  applying the applicable United State statutory  rate of  35%   to   the
loss before income taxes asa  result  of  the following differences:

                              1997                1996           1995
       Tax computed at
        statuatory rate    $  (39,551)    $  (2,388,797)    $ (3,981,537)
       Changes in taxes
        due to:
        Cost in excess
         of net assets
         purchased             54,250            64,848           60,594
       Current year loss
        for which no
        benefit realized    1,039,742                 0                0
       Benefit of prior
        losses               (324,705)       (2,393,395)        (601,563)
       Other                  256,493            13,603          (48,522)
       Income tax expense
        (credit)            $ 986,229      $ (4,703,741)    $ (4,571,028)

The following table summarizes the major components that comprise the deferred tax liability as reflected in the balance sheets:

                                           1997           1996
   Investments                         $  (228,027)      $  (122,251)
   Cost of insurance acquired           15,753,308        16,637,884
   Other assets                            (72,468)         (187,747)
   Deferred policy acquisition cost      3,710,252         3,963,875
   Agent balances                          (23,954)          (65,609)
   Property and equipment                  (19,818)          (37,683)
   Discount of notes                     1,097,352           922,766
   Management/consulting fees             (573,182)         (733,867)
   Future policy benefits               (4,421,038)       (5,906,087)
   Gain on sale of subsidary             2,312,483         2,312,483
   Net operating loss carryforward        (424,679)         (522,392)
   Other liabilities                      (756,482)       (1,151,405)
   Federal tax DAC                      (2,179,487)       (1,916,536)
   Deferred tax liability              $14,174,260       $13,193,431

4. ANALYSIS OF INVESTMENTS, INVESTMENT INCOME AND INVESTMENT GAIN

A. NET INVESTMENT INCOME-The following table reflects net investment income by type of investment:

                                                December 31,
                                    1997            1996          1995
     Fixed maturities and
      fixed maturities held
      for sale                  $ 12,677,348    $ 13,326,312    $ 13,190,121
     Equity securities                87,211          88,661          52,445
     Mortgage loans                  802,123       1,047,461       1,257,189
     Real estate                     745,502         794,844         975,080
     Policy loans                    976,064       1,121,538       1,041,900
     Short-term investments           70,624          21,423          21,295
     Other                           696,486         691,111         642,632
     Total consolidated investment
      income                      16,055,358      17,091,350      17,180,662
     Investment expenses          (1,198,061)     (1,222,903)     (1,724,438)
     Consolidated net investment
      income                    $ 14,857,297    $ 15,868,447    $ 15,456,224

  At December 31, 1997, the Company had a total of $5,797,000 of investments, comprised of $3,848,000 in real estate and $1,949,000 in equity securities, which did not produce income during 1997.

The following table summarizes the Company's fixed maturity holdings and investments held for sale by major classifications:

                                               Carrying Value
                                           1997              1996
         Investments held for sale:
          Fixed maturities              $ 1,668,630      $ 1,961,166
          Equity securities               3,001,744        1,794,405
         Fixed maturities:
          U.S. Government, government
           agencies and authorities      28,259,322        8,554,631
          State, municipalities and
           political subdivisions        22,778,816        4,421,735
          Collateralized mortgage
           obligations                   11,093,926       13,246,781
          Public utilities               47,984,322       51,821,989
          All other corporate bonds      70,853,947       71,891,649
                                       $185,640,707     $183,692,356

By insurance statute, the majority of the Company's investment portfolio
is required   to   be  invested  in  investment   grade  securities  to
provide  ample  protection for policyholders.   The Company    does   not
invest  in  so-called  "junk   bonds"   or derivative investments.

Below investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and
more   vulnerable   to   adverse  economic conditionsthan   investment
grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. Debt securities classified as below-investment grade are those that receive a Standard & Poor's rating of BB or below.

The following table summarizes by category securities held that are below investment grade at amortized cost:


          Below Investment
          Grade Investments           1997          1996         1995
        State, Municipalities
          and political
          Subdivisions           $         0    $   10,042    $         0
        Public Utilites               80,497       117,609        116,879
        Corporate                    656,784       813,717        819,010
        Total                    $   737,281    $  941,368    $   935,889

B.  INVESTMENT SECURITIES

    The amortized  cost  and  estimated market values  of   investments  in
    securities  including investments  held  for  sale  are  as follows:

                              Cost or     Gross        Gross      Estimated
                            Amortized   Unrealized   Unrealized     Market
     1997                      Cost       Gains        Losses        Value
     Investments Held for
      Sale:
      U.S. Government and
       govt. agencies and
       authorities        $ 1,448,202    $       0    $ (5,645)   $ 1,442,557
     States, municipalities
      and political
      subdivisions             35,000          485           0         35,485
     Collateralized
      mortgage obligations          0            0           0              0
     Public utilities          80,169          328           0         80,496
     All other corporate
      bonds                   108,927        1,164           0        110,092
                            1,672,298        1,977      (5,645)     1,668,630

     Equity securities      3,184,357      176,508    (359,121)     3,001,744
     Total                $ 4,856,655    $ 178,485   $(364,766)   $ 4,670,374

     Held to Maturity
      Securities:

      U.S. Government
       and govt. agencies
       and authorities    $ 28,259,322   $ 415,419   $ (51,771)   $28,622,970

      States,
        municipalities
        and political
        subdivisions        22,778,816     672,676      (1,891)    23,449,601

      Collateralized
       mortgage
       obligations          11,093,926     210,435     (96,714)    11,207,647

      Public utilities      47,984,322   1,241,969     (84,754)    49,141,537

      All other
       corporate bonds      70,853,947   1,599,983     (93,117)    72,360,813

      Total              $ 180,970,333  $4,140,482    $(328,247) $184,782,568

                            Cost or       Gross       Gross       Estimated
                          Amortized     Unrealized  Unrealied       Market
     1996                    Cost          Gains      Losses         Value
     Investments Held
     for Sale:

     U.S. Government
      and govt. agencies
      and authorities    $ 1,461,068    $      0    $ (17,458)     $ 1,443,609

     States,
      municipalities
      and political
      subdivisions           145,199         665       (6,397)         139,467

     Collateralized
      mortgage
      obligations                  0           0            0                0

     Public utilities        119,970         363         (675)         119,658

     All other
      corporate bonds        258,424       4,222       (4,215)         258,432
                           1,984,661       5,250      (28,745)       1,961,166

     Equity securites      2,086,159      37,000     (328,754)       1,794,405
     Total               $ 4,070,820   $  42,250    $(357,499)    $  3,755,571

     Held to Maturity
      Securities:

     U.S. Government
      and govt. agencies
      and authorities   $28,554,631   $ 421,523    $(136,410)    $ 28,839,744

     States,
      municipalities
      and political
      subdivisions      14,421,735      318,682      (28,084)      14,712,333

     Collateralized
      mortgage
      obligations       13,246,780      175,163     (157,799)      13,264,145

     Public utlities    51,821,990      884,858     (381,286)      52,325,561

     All other
      corporate bonds   71,881,649    1,240,230     (448,437)      72,673,442

     Total            $179,926,785 $  3,040,456   $(1,152,016)   $181,815,225

The  amortized  cost  ofdebt  securities  at  December  31,  1997,   by
contractual   maturity,are shown below.    Expected   maturities  will
differ  from  contractual maturities because  borrowers   may  have   the
right to call or prepay obligations with or without call or prepayment penalties.


                                                      Estimated
      Fixed Maturities Held for Sale     Amortized      Market
         December 31, 1997                 Cost          Value
    Due in one year or less             $   83,927    $    84,952
    Due after one year through
     five years                          1,533,202      1,528,211
    Due after five years through
    ten years                               55,169         55,467
    Due after ten years                          0              0
    Collateralized mortgage obligations          0              0
    Total                               $1,672,298     $1,668,630

                                                             Estimated
       Fixed Maturities Held to Maturity     Amortized         Market
            December 31, 1997                   Cost            Value
     Due in one year or less              $  15,023,173    $  15,003,728
     Due after one year through
      five years                            118,849,668      120,857,201
     Due after five years through
      ten years                              30,266,228       31,726,265
     Due after ten years                      5,737,338        5,987,726
     Collateralized mortgage obligations     11,093,926       11,207,648
     Total                                $ 180,970,333    $ 184,782,568


An analysis of sales, maturities and principal repayments of the Company's fixed maturities portfolio for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                 Cost or      Gross       Gross     Proceeds
                                Amortized    Realized    Realized     From
   Year ended December             Cost       Gains       Losses      Sale
    December 31, 1997
   Scheduled principal
    repayments, calls and
    tenders:
   Held  for  sale          $   299,390    $    931    $ (9,661)   $   290,660
   Held  to maturity         21,467,552      21,435        (722)    21,488,265
  Sales:
   Held for sale                      0           0           0              0
   Held to maturity                   0           0           0              0
  Total                     $21,766,942    $ 22,366    $(10,383)   $21,778,925



                                 Cost or      Gross       Gross     Proceeds
                                Amortized    Realized    Realized     From
   Year ended December             Cost       Gains       Losses      Sale
    December 31, 1996

  Scheduled principal
    repayments, calls and
    tenders:
   Held  for  sale          $   699,361    $  6,035   $    (813)   $   704,583
   Held  to maturity         20,900,159      13,469    (192,146)    20,721,482
  Sales:
   Held for sale                517,111           0      (2,658)       514,453
   Held to maturity          18,735,848      81,283     (80,519)    18,736,612
  Total                     $40,852,479    $100,787   $(276,136)   $40,677,130

                           Cost or        Gross        Gross        Proceeds
                          Amortized      Realized     Realized        from
   Year ended December      Cost           Gains       Losses         Sale
   31, 1995
   Scheduled principal
    repayments, calls
    and tenders:
     Held for sale      $    621,461     $       0    $  (1,849)   $   619,612
     Held to maturity     16,383,921       125,740     (244,521)     6,265,140
   Sales:
    Held for sale                  0             0            0              0
    Held to maturity               0             0            0              0
   Total                $ 17,005,382     $ 125,740    $(246,370)   $16,884,752


C. INVESTMENTS   ON  DEPOSIT - At December  31,  1997,  investments  carried
   at   approximately  $17,801,000  were  on  deposit   with  various  state
   insurance departments.

D. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES - The Company's investment in United Income, Inc., a 40% owned affiliate, is carried at an amount equal to the Company's share of the equity of United Income. The Company's equity in United Income, Inc. includes the original investment of $194,304, an increase of $4,359,749 resulting from a public offering of stock and the Company's share of earnings and losses since inception.

5.  DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The financial statements include various estimated fair value information at December 31, 1997 and 1996, as required by Statement of Financial Accounting Standards 107, Disclosure about FairValueof Financial Instruments ("SFAS 107"). Such information, which
pertains  tothe   Company's   financial instruments,  is  based  on  the
requirementsset   forth  in  that Statement  and  does  not  purport  to
represent the  aggregate  net fair value of the Company.

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

(b)  Fixed maturities and investments held for sale

Quoted   market   prices, if available, are used to   determine   the  fair
value.    Ifquoted   market   prices  are  not    available,  management
estimates the fair value based on the quoted market price of a financial instrument with similar characteristics.

(c)  Mortgage loans on real estate

The   fair  values  of mortgage loans are estimated using  discounted  cash
flow  analyses  and  interest rates being offered  for   similar  loans  to
borrowers with similar credit ratings.

(d) Investment   real   estate   and   real   estate   acquiredin
satisfaction of debt

An estimate  of  fair  value  is  based on  management's  review  of  the
individual    real  estate  holdings.   Management  utilizes sales of
surrounding   properties,   current  market  conditions   and geographic
considerations.   Management conservatively  estimates  the  fair value  of
the portfolio is equal to the carrying value.

(e)  Policy loans

Itis not practicable to estimate the fair value of policy loans as they have no stated maturity and their rates are set at a fixed spread to related policy liability rates. Policy loans are carried at the aggregate unpaid principal balances in the consolidated balance sheets, and earn interest at rates ranging from 4% to 8%. Individual policy liabilities in all cases equal or exceed outstanding policy loan balances.

(f)  Short-term investments

For short-term instruments, the carrying amount is a reasonable estimate of fair value. Short-term instruments represent United States Government Treasury Bills and certificates of deposit with various banks that are protected under FDIC.

(g)  Notes and accounts receivable and uncollected premiums

The    Company   holds   a   $840,066  note  receivable   forwhich   the
determination   of  fair  value is estimated  by  discountingthe  future
cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining
maturities.Accounts    receivable    and  uncollected   premiums    are
primarily  insurance  contract  related receivables  which  are  determined
based   uponthe  underlying insurance liabilities and added  reinsurance amounts, and thus are excluded for the purpose of fair value disclosure by paragraph 8(c) of SFAS 107.

(h)  Notes payable

For borrowings under the senior loan agreement, which is subject to floating rates of interest, carrying value is a reasonable estimate of fair value. For subordinated borrowings fair value was determined based on the borrowing rates currently available to the Company for loans with similar terms and average maturities.

The estimated fair values of the Company's financial instruments required to be valued by SFAS 107 are as follows as of December 31:

                       1997                  1996

                                Estimated                         Estimated
                 Carrying         Fair             Carrying          Fair
   Assets        Amount         Value              Amount           Value
   Fixed
    maturities
               $180,970,333    $184,782,568    $179,926,785    $181,815,225
   Fixed
    maturities
    held for
    sale          1,668,630       1,668,630       1,961,166       1,961,166
   Equity
    securities    3,001,744       3,001,744       1,794,405       1,794,405
   Mortgage
    loans on
    real estate   9,469,444       9,837,530      11,022,792      11,022,792
   Policy loans  14,207,189      14,207,189       4,438,120      14,438,120
   Short-term
    investments   1,798,878       1,798,878         430,983         430,983
   Investment in
    real estate   9,760,732       9,760,732       9,779,984       9,779,984
   Real estate
    acquired in
    satisfaction
    of debt       1,724,544       1,724,544       1,724,544       1,724,544
   Notes
    receivable      840,066         784,831         840,066         783,310

   Liabilities
   Notes payable 21,460,223      20,925,184      19,573,953      18,937,055

6.  STATUTORY EQUITY AND GAIN FROM OPERATIONS

The   Company's  insurance subsidiaries  are  domiciled  in  Ohio, Illinois
and    WestVirginia  and  prepare   their   statutory-based   financial
statements   in   accordance  with  accounting   practices  prescribed   or
permitted  by  the  respective  insurance   department.  These   principles
differ     significantly    from generally accepted accounting principles.
"Prescribed" statutory   accounting practices include state laws, regulations,
and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, from company to company with
in a state,   and  may  change in the future.  The NAIC currently   is in  the
process      of  codifying statutory accounting  practices,  the result of
which  is  expected  to  constitute  the   only source   of  "prescribed"
statutory accounting practices.  Accordingly,  that project, which has not yet
been  completed,  will   likely change prescribed   statutory  accounting
practices  and  may  result  in  changes to   the  accounting practices that
insurance enterprises use to prepare their statutory financial statements. UG's total statutory shareholders' equity was $10,997,365 and $10,226,566 at
December   31,  1997  and   1996, respectively.  The Company's insurance
subsidiaries   reported  combined    statutory    gain    from operations
(exclusive   of  intercompany  dividends) was $3,978,000, $10,692,000 and
$4,076,000 for 1997, 1996 and 1995, respectively.


7.  REINSURANCE

Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial
condition of its  reinsurers   to  minimize   its exposure  to  significant
losses  from  reinsurer insolvencies.

The Company  assumes  risks from, and reinsures certain   parts of  its
risks with other insurers under yearly renewable term and coinsurance agreements that are accounted for by passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of all benefit payments. While the amount retained on an individual
life  will vary  based upon  age  and  mortality  prospects of  the   risk,
theCompany  generally  will  not  carry  more than $125,000   individual
life insurance on a single risk.

The  Company  has reinsured approximately $1.022 billion,  $1.109 billion  and  $1.088  billion in face amount of life insurance  risks  with
other   insurers   for   1997, 1996  and  1995,  respectively.  Reinsurance
receivables  for  future   policy benefits were $37,814,106 and   $38,745,093
at  December 31, 1997 and 1996, respectively,  for   estimated  recoveries
under   reinsurance treaties.  Should any reinsurer be unable to meet its obligation at the time of a claim, obligation to pay such claim would remain with the Company.

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

One of the Company's insurance subsidiaries (UG) entered into a coinsurance agreement with First International Life Insurance Company ("FILIC") as of September 30, 1996. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life
insurance  generally refers to non-premium paying life insurance   policies.
A.M. Best assigned FILIC a Financial Performance Rating (FPR) of 7 (Strong) on a scale of 1 to 9. A.M. Best assigned a Best's Rating of A++ (Superior) to The Guardian Life Insurance Company of America ("Guardian"), parent of FILIC, based on the consolidated financial condition and operating performance of the company and its life/health subsidiaries.
During 1997, FILIC  changed  its name  to  Park Avenue    Life   Insurance
Company   ("PALIC").    The  agreement with PALIC accounts for  approximately
65%  of  the reinsurance receivables as of December 31, 1997.

The   Companydoes  not  have  any  short-duration  reinsurance
contracts. The effect of the Company's long-duration reinsurance contracts on premiums earned in 1997, 1996 and 1995 was as follows:


                                      Shown in thousands
                              1997           1996          1995
                            Premiums        Premiums      Premiums
                             Earned          Earned        Earned
             Direct       $     33,374    $     35,891    $    38,482
             Assumed                 0               0              0
             Ceded              (4,735)         (4,947)        (5,383)
             Net premiums $     28,639    $     30,944    $    33,099


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

Under the insurance guaranty fund laws in most states, insurance companies doing business in a participating state can be assessed up to prescribed limits for policyholder losses incurred by insolvent or failed insurance companies. Although the Company cannot predict the amount of anyfuture assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would
threaten   an   insurer's  financial strength.

Mandatory assessments may be partially recovered through a reduction in future premium tax in some states. The Company does not believe such assessments will be materially different from amounts already provided for in the financial statements.

The Company and its subsidiaries are named as defendants in a number of legal actionsarising primarily from claims made under insurance policies. Those actions have been considered in establishing the Company's liabilities. Management and its legal counsel are of the opinion that the settlement of those actions will not have a material
adverse   effect   on the   Company's  financial  position  or  results  of
operations.


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

UII has a service agreement with USA which states that USA is to pay UII monthly fees equal to 22% of the amount of collected first year premiums, 20% in second year and 6% of the renewal premiums in years three and after. UII's subcontract agreement with UTI states that UII is to pay UTI monthly fees equal to 60% of collected service fees from USA as stated above.

USA paid $989,295, $1,567,891 and $2,015,325 under their agreement with UII for 1997, 1996 and 1995, respectively. UII paid $593,577, $940,734 and
$1,209,195   under  their   agreement  with  UTI  for 1997, 1996  and 1995,
respectively.

Respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon generally accepted accounting principles. The costs paid by UTI for services include costs related to the production of new business, which are deferred as policy acquisition costs and charged off to the income statement through "Amortization of deferred policy acquisition costs". Also included are costs associated with the maintenance of existing policies that are charged as current period cost and included in "general expenses".

On July 31, 1997, United Trust Inc. issued convertible notes for cash received totaling $2,560,000 to seven individuals, all officers or employees of United Trust Inc. The notes bear interest at a rate of 1% over prime, with interest payments due quarterly and principal due upon maturity of July 31, 2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years. Conditional upon the seven individuals placing the funds with the Company were the acquisition by UTI of a portion of the holdings of UTI owned by Larry E. Ryherd and his family and the acquisition of common stock of UTI and UII held by Thomas F. Morrow and his family and the simultaneous retirement of Mr. Morrow. Neither Mr.
Morrow nor Mr. Ryherd was  a   party  to the convertible notes.

Approximately $1,048,000 of the cash received from the issuance of the convertible notes was used to acquire stock holdings of United Trust Inc. and United Income, Inc. of Mr. Morrow and to acquire a portion of the
United Trust Inc. holdings of Larry E. Ryherd and his family. The remaining cash received will be used by the Company to provide additional operating liquidity and for future acquisitions of life insurance companies. On July 31, 1997, the Company acquired a total of 126,921 shares of United Trust Inc. common stock and 47,250 shares of United Income, Inc. common stock from Thomas F. Morrow and his family. Mr. Morrow simultaneously retired as an executive officer of the Company. Mr. Morrow will remain as a member of the Board of Directors. In exchange for his stock, Mr. Morrow and his family received approximately $348,000 in cash, promissory notes valued at $140,000 due in eighteen months, and promissory notes valued at $1,030,000 due January 31, 2005. These notes bear interest at a rate of 1% over prime, with interest due quarterly and principal due upon maturity. The notes do not contain any conversion privileges. Additionally, on July 31, 1997, the Company acquired atotal of 97,499 shares of United Trust Inc. common stock from Larry E. Ryherd and his family. Mr. Ryherd and his family received approximately $700,000 in cash and a promissory note valued at $251,000 due January 31, 2005. The acquisition of approximately 16% of Mr. Ryherd's stock holdings in
United  Trust Inc.  was   completed  as  a prerequisite  to  the
convertiblenotes placed by other management personnel to reduce the total holdings of Mr. Ryherd and his family in the Company to make
the  stock more  attractive   to   the investment community.  Following
the transaction, Mr. Ryherd and his family own approximately 31% of the outstanding common stock of United Trust Inc.

On September 23, 1997, the Company acquired 10,056 shares of UTI common stock from Paul Lovell, a director, for $35,000 and a promissory note valued at $61,000 due September 23, 2004.The note bears interest at a rate of 1% over prime, with interest due quarterly
and    principal   reductions  of   $10,000   annually until   maturity.
Simultaneous with the stock purchase, Mr. Lovell resigned his position on the UTI board.

On July 31,1997,  the Company entered into employment  agreements  with
eight   individuals,  all  officers or employees of  the  Company.  The
agreements have a  term  of  three  years,  excepting   the  agreements
with  Mr.  Ryherd  and  Mr. Melville, which have  five-year  terms.  The
agreements  secure  the  services  of  these key individuals,   providing
the  Company   a   stable   management environment and positioning for
future growth.


10.  CAPITAL STOCK TRANSACTIONS

 A.  STOCK OPTION PLAN

     In 1985, the Company initiated a nonqualified stock option plan for employees, agents and directors of the Company under which
     options  to   purchase  up  to 44,000 shares of UTI's  common stock
     are granted  at  a   fixed  price  of $.20 per share.  Through December
     31, 1997 options for 42,438 shares were granted and exercised. Options for 1,562 shares remain available for grant.

     A   summary  of  the status of the Company's stock option  plan  for
     the  three   years  ended December 31, 1997, and  changes   during  the
     years  ending on those dates is presented below.:

                           1997              1996              1995
                               Exercise           Exercise          Exercise
                        Shares    Price   Shares     Price   Shares    Price
    Outstanding at
     beginning of year   1,562    $0.20    4,062    $ 0.20    6,062    $0.20
    Granted                  0     0.00        0      0.00        0     0.00
    Exercised                0     0.00   (2,500)     0.20   (2,000)    0.20
    Forfeited                0     0.00        0      0.00        0     0.00
    Outstanding at end
     of year             1,562    $0.20    1,562    $ 0.20     4,062   $0.20

    Options exercisable
     at year end         1,562    $0.20    1,562    $ 0.20     4,062   $0.20
    Fair value of
     options granted
     during the year              $0.00            $  5.43             $6.05


    The following information applies to options outstanding at December 31, 1997:


    Number outstanding                               1,562
    Exercise price                                   $0.20
    Remaining contractual life                  Indefinite


B.  DEFERRED COMPENSATION PLAN

    UTI  and  FCC established a deferred compensation plan  during    1993
    pursuant   to  which  an officer  or  agent  of   FCC,   UTI   or
    affiliates of UTI, could defer a portion of their income over the next two and one-half years in return for a deferred compensation payment payable at the end of seven years in the amount equal to the total income deferred plus interest  at  a rate  of  approximately  8.5%  per annum and a stock option to purchase shares of common stock of UTI. At the beginning of the deferral period an officer or agent received an immediately exercisable option to purchase 2,300 shares of UTI commonstock at $17.50 per share for each $25,000 ($10,000 per year for two and one-half years) of total income deferred. The option expires on December 31, 2000. A total of 105,000 options were granted in 1993 under this plan. As of December 31, 1997 no
    options were exercised.  At  December 31,  1997    and  1996,  the
    Company held a liability of $1,376,384 and $1,267,598, respectively, relating to this plan. At December 31, 1997, UTI common stock had a bid price of $8.00 and an ask price of $9.00 per share.

    The following   information  applies  to  deferred   compensation   plan
    stock     options outstanding at December 31, 1997:


              Number outstanding                        105,000
              Exercise price                             $17.50
              Remaining contractual life                3 years


 C. CONVERTIBLE NOTES

    On July 31, 1997, United Trust Inc. issued convertible notes for cash in the amount of $2,560,000 to seven individuals, all officers or employees of United Trust Inc. The notes bear interest at a rate of 1% over prime, with interest payments due quarterly and principal due upon maturity of July 31, 2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years. As of December
    31,  1997,   the  notes were convertible into 204,800  shares   ofUTI
    common    stock   with   no   conversion   privileges    havingbeen
    exercised. At December 31, 1997, UTI common stock had a bid price of $8.00 and an ask price of $9.00 per share.


 D. REVERSE STOCK SPLIT

    On May 13, 1997, UTI effected a 1 for 10 reverse stock split. Fractional shares received a cash payment on the basis of $1.00 for each old share. The reverse split was completed to enable UTI to meet new NASDAQ requirements regarding market value of stock to remain listed on the NASDAQ market and to increase the market value per share to a level where more brokers will look at UTI and its stock. Prior period numbers have been restated to give effect of the reverse split.

11. REVERSE STOCK SPLIT OF FCC

    On May 13, 1997, FCC effected a 1 for 400 reverse stock split. Fractional shares received a cash payment on the basis of $.25 for each old share. FCC maintained a significant number of shareholder accounts with less than $100 of market value of stock. The reverse stock split enabled these smaller shareholders to receive cash for their shares without incurring broker costs and will save the Company administrative costs associated with maintaining these small accounts.

12. NOTES PAYABLE

    At   December   31,  1997  and  1996,  the  Company  has  $21,460,223
    and $19,573,953  in  long-term debt outstanding,  respectively.   The
    debt is comprised of the following components:


                                         1997            1996
              Senior debt              $ 6,900,000     $ 8,400,000
              Subordinated 10 yr.
               notes                     5,746,774       6,209,293
              Subordinated 20 yr.
               notes                     3,902,582       3,814,660
              Convertible notes          2,560,000               0
              Other notes payable        2,350,867       1,150,867
                                       $21,460,223     $19,573,953


A. Senior debt

   The   senior  debt is through First of America Bank - Illinois  NA  and is subject  to a credit agreement.  The debt  bears interest at a  rate
   equal to  the "base rate" plus nine-sixteenths  of  one percent.    The
   Base  rate  is defined  as  the  floating  daily, variable  rate     of
   interest determined and announced by  First  of America  Bank from time
   to time as its "base lending rate."  The base   rate   at   December 31,
   1997  was  8.5%.    Interest is paid quarterly.   Principal payments of
   $1,000,000 are due   in   May of  each year   beginning  in 1997,  with
   a final payment  due  May   8,  2005.  On November 8, 1997, the Company
   prepaid  the  May  1998 principal payment.

   The credit agreement contains certain covenants with which the Company must comply. These covenants contain provisions common to a loan of this type and include such items as; a minimum consolidated net worth of FCC to be no less than 400% of the outstanding balance of the debt; Statutory capital and surplus of Universal Guaranty Life
   Insurance Company be   maintained   at   no  less   than  $6,500,000;
   an  earnings  covenant requiring  the  sum   of  the  pre-tax  earnings
   of Universal Guaranty Life Insurance Company and its subsidiaries (based on Statutory Accounting Practices) and the after-tax earnings plus non-cash charges of FCC (based on parent only GAAP practices) shall not be less than two hundred percent (200%) of the Company's
   interest expense on all   of its  debt service.  The Company is in
   compliance  with  all  of  the covenants  of the agreement.


B. Subordinated debt

   The  subordinated  debt  was  incurred  June  16,  1992  as  a  part  of
   the   acquisition   of   the  now  dissolved   Commonwealth   Industries
   Corporation, (CIC). The 10-year notes bear interest at the rate of 7 1/2% per annum, payable semi-annually beginning December 16, 1992. These notes, except for one $840,000 note, provide for principalpayments
   equal  to  1/20th  of  the  principal  balancedue  with   each  interest
   installment  beginning December 16, 1997, with a final payment due  June
   16,  2002.   The  aforementioned $840,000 note provides for a  lump  sum
   principal  payment due  June  16, 2002.  In   June  1997,  the   Company
   refinanced a $204,267 subordinated 10year note as a subordinated 20-year
   note bearing interest  at   the rate  of  8.75% per annum.  The repayment
   terms of the refinanced note are the same as the original subordinated 20 year notes. The original 20-year notes bear interest at the rate of 81/2% per annum on $3,397,620 and 8.75% per annum on $504,962 (of which the $204,267 note refinanced in the current year is included), payable semi annually with a lump sum principal payment due June 16, 2012.


C. Convertible notes

   On July 31, 1997, United Trust Inc. issued convertible notes for cash in
   the   amount   of   $2,560,000  to seven  individuals,   all  officers
   or employees  of United Trust  Inc.   The  notes  bear interest  at a
   rate of 1% over prime, with interest payments due quarterly and principal due upon maturity of July 31,2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years.

D. Other notes payable

   United    Income,  Inc.  holds  two  promissory  notes  receivable
   totaling $850,000 due from FCC. Each note bears interest at the rate of 1% over prime as published in the Wall Street Journal, with interest payments due quarterly. Principal of $150,000 is due upon the maturity date of June 1, 1999, with the remaining principal payment of $700,000 becoming due upon the maturity date of May 8, 2006.

   As partial proceeds in the acquisition of common stock from certain officers and directors in the third quarter of 1997, the Company
   issued unsecured promissory notes.   These  notes   bear interest  at 1%
   over prime with  interest  payments  due  quarterly.    Principal  comes
   due  at  varying times with $150,000  maturing  on  January  31,   1999,
   $1,654,507 maturing on July  31,  2005   and   one  note   of    $70,392
   requiring  annual  principal reductions of $10,000  until  maturity   on
   September 23, 2004.  The  interest rates   were  deemed   favorabl e  to
   UTI  and as  a  result,  the   Company has  discounted  the notes     to
   reflect a 15% effective rate of  interest  for financial  statement
   purposes.  The notes have  a   total   face  maturity value  of
   $1,874,899  and  a discounted value at December  31, 1997 of $1,500,867.

   Scheduled principal reductions on the Company's debt for the next five years is as follows:


                      Year         Amount

                      1998       $526,504
                      1999      1,826,504
                      2000      1,526,504
                      2001      1,526,504
                      2002      4,690,758



13. OTHER CASH FLOW DISCLOSURES

    On a   cash   basis,  the  Company  paid   $1,800,110, $1,700,973   and
    $1,934,326  in  interest  expense  for  the  years  1997,  1996  and
    1995, respectively. The Company paid $57,277, $17,634 and $25,821 in federal income tax for 1997, 1996 and 1995, respectively.

    As partial proceeds for the acquisition of common stock of UTI and UII during 1997, UTI issued promissory notes of $140,000 due in eighteen months, $61,000 due in seven years and $1,281,000 due in seven and one-half years.

    One of the Company's insurance subsidiaries ("UG") entered into a coinsurance agreement with Park Avenue Life Insurance Company ("PALIC") at September 30, 1996. At closing of the transaction, UG received a coinsurance credit of $28,318,000 for policy liabilities covered under the agreement. UG transferred assets equal to the credit received. This transfer included policy loans of $2,855,000 associated with policies under the agreement and a net cash transfer of $19,088,000 after deducting the ceding commission due UG of $6,375,000. To provide the cash required to be transferred under the agreement, the Company sold $18,737,000 of fixed maturity investments.


14. NON-RECURRING WRITE DOWN OF VALUE OF AGENCY FORCE ACQUIRED

    During  the  year-ended December 31, 1995, the Company  recognized    a
    non recurring   write  down  of  $8,297,000 on  its   value   of agency
    force acquired.    The  write down released $2,904,000 of the  deferred
    tax liability and $3,327,000 was  attributed  to  minority interest  in
    loss of consolidated  subsidiaries.   In   addition,  equity   loss  of
    investees was negatively impacted by $542,000. The effect of this write down resulted in an increase in the net loss of $2,608,000.
    This write down is directly related to the Company's change in distribution systems. Due to the broker agency force not meeting
    management's expectations and   lack   of production,the  Company has
    changed its focus from a primarily broker agency distribution system to a captive agent system. With the change infocus,most of the broker agents were terminated and therefore, management re-evaluated the value of the agency force carried on the balance sheet. For purposes of the write-down, the broker agency force has no future expected cash flows and therefore warranted a write-off of the value. The write down is reported as a separate line item "non-recurring write down of value of agency force acquired"
    and the release  of the   deferred  tax liability  is  reported in the
    credit for   income  taxes payable  in  the   Statement of Operations.
    In addition,the impact to minority interest in loss of consolidated subsidiaries and equity loss of investees is in the Statement of Operations.


15. CONCENTRATION OF CREDIT RISK

    The  Company  maintains  cash balances in financial  institutions that
    at times may  exceed  federally  insured  limits.   The  Company  has
    not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


16. NEW ACCOUNTING STANDARDS

    The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 128 entitled Earnings per share, which is effective for financial statements
    for fiscal years beginning  after  December   15,  1997.  SFAS   No.
    128   specifies the computation,  presentation , and disclosure
    requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. The Statement's objective
    is  to simplify the computation  of   earnings  per share,  and  to
    make the U.S. standard for computing EPS more compatible with the EPS standards of other countries.

    Under SFAS No. 128, primary EPS computed in accordance with previous opinions is replaced with a simpler calculation called basic EPS. Basic EPS is calculated by dividing income available to common stockholders (i.e., net income or loss adjusted for preferred stock dividends) by the weighted-average number of common shares outstanding.
    Thus, in the most significant change in   current   practice,  options,
    warrants,and convertible securities are excluded from the basic EPS calculation. Further, contingently issuable shares are included in basic EPS only if all the necessary conditions for the issuance of such shares have been satisfied by the end of the period.

    Fully diluted EPS has not changed significantly  but has  been  renamed
    diluted  EPS.  Income available to  common  stockholders continues   to
    be adjusted  for  assumed  conversion   of all potentially     dilutive
    securities using  the  treasury  stock   method  to calculate       the
    dilutive effect of options and warrants. However, unlike the calculation of fully diluted EPS under previous opinions, a new treasury stock
    method is applied using the average market price or the   ending market
    price.  Further, prior opinion requirement to use the modified treasury
    stock method  when  the  number of  options  or  warrants   outstanding
    is greater  than  20%  of  the  outstanding  shares  also  has     been
    eliminated. SFAS 128 also includes certain shares that are contingently issuable; however, the test for inclusion under the new rules is much more restrictive.

    SFAS No.128 requires companies reporting discontinued operations, extraordinary items, or the cumulative effect of accounting changes are to use income from operations as the control number or benchmark to determine whether potential common shares are dilutive or anti-dilutive.Only dilutive securities are to be included in the calculation of diluted EPS.

    This statement was adopted for the 1997 Financial Statements. For all periods presented the Company reported a lossfrom continuing operations so any potential issuance of common shares would have an antidilutive effect on EPS. Consequently, the adoption of SFAS No. 128 did not have an impact on the Company's financial statement.

    The FASB has issued SFAS No. 130 entitled Reporting Comprehensive Income and SFAS No. 132 Employers' Disclosures about Pensions and Other Postretirement Benefits. Both of the above statements are effective for financial statements with fiscal years beginning after December 15, 1997.

    SFAS No. 130 defines how to report and display comprehensive income and its components in a full set of financial statements. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners.

    SFAS No. 132  addresses disclosure  requirements  for   postretirement
    benefits.  The statement does not  change   postretirement measurement
    or recognition issues.

    The Company will adopt both SFAS No. 130 and SFAS No. 132 for the 1998 financial statements. Management does not expect either adoption to have a material impact on the Company's financial statements.


17. PENDING CHANGE IN CONTROL OF UNITED TRUST, INC.

    On February 19, 1998, UTI signed a letter of intent   with  Jesse  T.
    Correll, whereby  Mr.  Correll  will  personally  or  in   combination
    with other individuals  make  an equity investment  in  UTI  over  a
    period of three years.   Under  the  terms of the letter of  intent Mr.
    Correll  will  buy 2,000,000  authorized  but  unissued  shares  of UTI
    common stock for  $15.00 per share and will  also  buy   389,715 shares
    of  UTI  common  stock, representing stock  of UTI  and  UII, that  UTI
    purchased  during the  last eight   months  in  private transactions at
    the average price UTI paid for such stock,plus interest,or approximately
    $10.00  per  share. Mr. Correll   also  will  purchase  66,667  shares
    of  UTI  common  stock  and $2,560,000 of face  amount  of  convertible
    bonds (which are due and  payable on  any   change  in  control  of UTI)
    in private transactions, primarily  from officers of UTI.

    UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies.
    The transaction is subject to negotiation of   a  definitive  purchase
    agreement;  completion  of due diligence by Mr.  Correll;  the  receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is not expected to be completed before June 30, 1998, and there can be no assurance that the transaction will be completed.


18. PROPOSED MERGER

    On March 25, 1997, the Board of Directors of UTI and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, UTI would be the surviving entity with UTI issuing one share of its stock for each share held by UII shareholders.

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

    A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur sometime during the third quarter of 1998.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                              1997
                         1st             2nd            3rd         4th
   Premium income
   and other
   considerations,
   net              $ 7,926,386    $ 7,808,782    $ 6,639,394    $ 6,264,683
   Net investment
    income            3,844,899      3,825,457      3,686,861      3,500,080
   Total revenues    11,965,571     11,871,953     10,354,133      9,800,673
   Policy benefits
    including
    dividens          7,718,015      6,861,699      6,467,739      6,007,718
   Commissions and
    amortization of
    DAC               1,110,410        553,913      1,083,006        869,036
   Operating expenses 2,589,176      2,777,409      2,378,618      1,477,710
   Operating income
    loss               (393,242)       683,223       (679,495)       276,512
   Net income (loss)     47,026        101,812       (524,441)      (183,645)
   Net income (loss)
    per share              0.03           0.05          (0.28)         (0.12)


                                              1996
                         1st             2nd            3rd         4th

   Premium income
   and other
   considerations,
   net              $ 8,481,511    $ 8,514,175    $ 7,348,199    $ 6,600,573
   Net investment
    income            3,973,349      3,890,127      4,038,831      3,966,140
   Total revenues    12,870,140     12,455,875     11,636,614     10,013,741
  Policy benefits
   including
   dividends          6,528,760      7,083,803      8,378,710      8,334,759
  Commissions and
   amortization of
   DAC                1,161,850        924,174        703,196      1,435,665
  Operating
   expenses           3,447,329      2,851,752      3,422,654      2,272,729
  Operating income
   (loss)               (71,615)      (137,198)    (2,346,452)    (4,269,870)
  Net income (loss)     304,737          9,038       (892,761)      (358,917)
  Net income (loss)
   per share               0.16           0.00          (0.48)         (0.18)


                                              1995
                         1st             2nd            3rd         4th

   Premium income
    and other
    considerations,
    net              $ 9,445,222    $ 8,765,804    $ 7,868,803    $ 7,018,707
   Net investment
    income             3,850,161      3,843,518      3,747,069      4,015,476
   Total revenues     13,694,471     12,933,370     11,829,921     11,411,322
  Policy benefits
   including
   dividends           8,097,830      9,113,931      5,978,795      6,665,206
  Commissions and
   amortization
   of DAC              1,556,526      1,960,458      1,350,662         40,007
  Operating
   expenses            3,204,217      2,492,689      2,232,938      3,587,804
  Operating income
   (loss)               (495,966)    (1,939,361)       120,393     (9,060,886)
  Net income (loss)      179,044       (689,602)       198,464     (2,689,151)
  Net income (loss)
   per share                0.10          (0.37)          0.11          (1.45)

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

THE BOARD OF DIRECTORS


In accordance with the laws of Illinois and the Certificate of Incorporation and Bylaws of the Company, as amended, the Company is managed by its executive officers under the direction of the Board of Directors. The Board elects executive officers, evaluates their performance, works with management in establishing business objectives and considers other fundamental corporate matters, such as the issuance of stock or other securities, the purchase or sale of a business and other significant corporate business transactions. In the fiscal year ended December 31, 1997, the Board met five times. All directors attended at least 75% of all meetings of the board except for Messers. Albin and Cellini.

The  Board  of  Directors  has an Audit Committee  consisting  of  Messrs.
Albin, Geary, McKee and Larson.   The  Audit  Committee reviews  and  acts
or reports to the Board with respect to various auditing   and  accounting
matters,  the  scope  of  the   audit procedures  and the results thereof,
the internal accounting and control  systems of the Company, the nature of
services  performed for  the  Company  and  the fees to be  paid   to  the
independent  auditors,   the  performance  of  the  Company's  independent
and internal auditors and the accounting practices of the Company. The Audit Committee also recommends to the full Board of Directors the auditors to be appointed by the Board. The Audit Committee met once in 1997.

The Board of Directors has a Nominating Committee consisting of Messrs. Cook, Lovell, and Morrow. The Nominating Committee reviews, evaluates and recommends directors, officers and nominees for the Board of Directors. There is no formal mechanism by which shareholders of the Company can recommend nominees for the Board of Directors, although any recommendations by shareholders of the Company will be considered. Shareholders desiring to make nominations to the Board of Directors should submit their nominations in writing to the Chairman of the Board no later than February 1st of the year in which the nomination is to be made. The Committee did not meet in 1997.

The compensation of the Company's executive officers is determined by the full Board of Directors (see report on Executive Compensation).

Under the Company's Certificate of Incorporation, the Board of Directors may be comprised of between five and twenty-one directors. The Board currently has a fixed number of directors at ten. Shareholders elect Directors to serve for a period of one year at the Company's Annual Shareholders' meeting.

The  following  information  with respect to business  experience   of  the
Board   of  Directors has been furnished  by  the  respective directors  or obtained from the records of the Company.


DIRECTORS

NAME, AGE                Position with the Company, Business Experience and
                         Other Directorships

John S. Albin 70         Director of the Company since 1984; farmer in
                         Douglas and Edgar counties, Illinois, since  1951;
                         Chairman of the Board of Longview State Bank since
                         1978; President of the Longview Capitol Corporation,
                         a  bank   holding company, since 1978; Chairman of
                         First National Bank of Ogden, Illinois, since 1987;
                         Chairman of the State Bank of Chrisman  since 1988;
                         Director and  Secretary of Illini Community
                         Development Corporationsince  1990;  Chairman   of
                         Parkland  College  Board of Trustees   since  1990;
                         board member of the Fisher National Bank, Fisher, Illinois, since 1993.

William F. Cellini 63    Director of FCC and certain  affiliate   companies
                         since 1984; Chairman of the Board of New  Frontier
                         Development Group, Chicago, Illinois for more than the past five years; Executive Director of Illinois
                         Asphalt Pavement Association.

Robert E. Cook 72        Director  of  the  Company since  1984;  President
                         of United Fidelity, Inc. since 1990; Chairman  of
                         the Board  of Directors of First Fidelity Mortgage
                         Company since 1991; President of Cook-Witter, Inc.,
                         a governmental  consulting   and lobbying firm with
                         offices in Springfield, Illinois, from 1985 until 1990.

Larry R. Dowell 63       Director of the Company since 1984; cattleman  and
                         farmer in Stronghurst, Henderson County, Illinois since 1956; member of the Illinois Beef Association;
                         past Board and Executive Committee member of Illinois Beef Council; Chairman of Henderson County
                         Board of Supervisors since 1992.

Donald G. Geary 74       Director of  FCC and  certain  affiliate companies
                         since 1984; industrial warehousing developer   and
                         founder of Regal 8 Inns for more than the past five years.

Raymond L. Larson 63     Director of the Company since 1984; cattleman  and
                         farmer since 1953; Director of the Bank  of  Sugar
                         Grove,  Illinois  since  1977;   Board  member  of
                         National  Livestockand  Meat  Board since 1983 and
                         currently Treasurer, Board member and past President
                         of   Illinois  Beef  Council;  member  of  National
                         Cattlemen's  Association  and  Illinois Cattlemen's
                         Association.

Dale E. McKee  79        Director of the Company since 1984; pork   producer
                         and farmer in Rio, Illinois, since  1947; President
                         of   McKee  and   Flack,  Inc., an Iowa corporation
                         engaged in farmingsince 1975; director of St.Mary's
                         Hospital of Galesburg since 1984.

James E. Melville   52   President and Chief Operating  Officer  since  July
                         1997; Chief Financial Officer of the Company  since
                         1993,Senior Executive Vice President of the Company
                         since September 1992;President of certain Affiliate
                         Companies  from   May  1989   until September 1991;
                         Chief Operating Officer of  FCC  from   1989  until
                         September 1991; Chief Operating  Officer of certain
                         Affiliate  Companies  from   1984  until  September
                         1991; Senior Executive Vice  President  of  certain
                         affiliate companies from 1984 until 1989;Consultant
                         to UTI and UTG from March   1992  through September
                         1992;  President  and  Chief  Operating  Officer of
                         certain affiliate  life insurance    companies  and
                         Senior Executive Vice President of non insurance affiliate companies since 1992.

Thomas F. Morrow   53    Director  of the Company  since  1984; Director  of
                         certain affiliate companies since 1992 and Treasurer
                         since  1993.   Mr.  Morrow   has   served  as  Vice
                         Chairman and Director of certain affiliate life insurance companies since 1992 as well as having held similar positions with other affiliate life insurance companies from 1987 to 1992.

Larry E. Ryherd    58    Chairman of the Board of Directors  and  a Director
                         since 1984, CEO since 1991; Chairman  of the  Board
                         of  UII since  1987, CEO since  1992  and President
                         since  1993; Chairman,   CEO  and  Director of  UTG
                         since 1992;  President, CEO and Director of certain
                         affiliate companies  since  1992.   Mr. Ryherd  has
                         served as Chairman of the Board,.CEO, President and
                         COO  of  certain affiliate life insurance companies
                         since 1992 and  1993.He   has  also been a Director
                         of  the  National  Alliance   of   Life   Companies
                         since  1992  and  is the 1994 Membership  Committee
                         Chairman; he is a member of the American Council of Life Companies and Advisory Board Member of its
                         Forum 500 since 1992.

Paul D. Lovell , a Director of the Company resigned effective September 23, 1997. Mr. Lovell is retired.

EXECUTIVE OFFICERS OF THE COMPANY

More   detailed  information  on the  following  officers  of  the  Company appears under "Election of Directors":

   Larry  E.  Ryherd    Chairman of  the  Board  and Chief Executive Officer
   James  E.  Melville  President  and  Chief  Operating Officer

Other officers of the company are set forth below:

NAME, AGE     POSISTION WITH THE COMPANY, BUSINESS EXPERIENCE AND OTHE
              DIRECTORSHIPS

George E. Francis   53   Executive Vice President since July 1997;
                         Secretary   of  the Company  since February  1993;
                         Director of  certain   Affiliate   Companies since
                         October 1992; Senior    Vice President  and  Chief
                         Administrative Officer  of  certain      Affiliate
                         Companies since 1989; Secretary of certain
                         Affiliate Companies since March 1993; Treasurer and Chief Financial Officer of certain Affiliate
                         Companies from 1984 until September 1992.

Theodore C. Miller   35  Senior Vice President and Chief Financial  Officer
                         since July 1997; Vice President and Treasurer since October 1992; Vice President and Controller of certain Affiliate Companies from 1984 to 1992.


ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION TABLE

The following table sets forth certain information regarding compensation paid to or earned by the Company's Chief Executive Officer and each of the Executive Officers of the Company whose salary plus bonus exceeded $100,000 during each of the Company's last three fiscal years:
Compensation for services provided  by the named executive officers to  the
Company  and  its  affiliates  is paid  by   FCC  as  set  forth  in  their
employment agreements.   (See Employment Contracts).

                            SUMMARY COMPENSATION TABLE

                              Annual Compensation (1)
                                                      Other Annual
       Name and                                     Compensation (2)
   Principal Position                  Salary($)           $

   Larry E. Ryherd         1997         400,000           18,863
   Chairman of the Board   1996         400,000           17,681
   Chief Executive Officer 1995         400,000           13,324

   James E. Melville       1997         237,000           29,538
   President, Chief        1996         237,000           27,537
   Operating Officer       1995         237,000           38,206(3)

   George E. Francis       1997         122,000            8,187
   Executive Vice          1996         119,000            7,348
   President, Secretary    1995         119,000            4,441


(1) Compensation deferred at the election of named officers is included in this section.

(2) Other annual compensation consists of interest earned on deferred compensation amounts pursuant to their employment agreements and the Company's matching contribution to the First Commonwealth Corporation Employee Savings Trust 401(k) Plan.

(3)Includes  $16,000  for the value of personal  perquisites  owing  Mr.
Melville.


AGGREAGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR
VALUES

The following table summarizes for fiscal year ending, December 31, 1997, the number of shares subject to unexercised options and the value of unexercised options of the Common Stock of UTI held by the named
executive    officers.     Thevalues   shown     were   determined    by
multiplying the applicable number of unexercised share options by the difference between the per share market price on December 31, 1997 and the applicable per share exercise price. There were no options granted to the named executive officers for the past three fiscal years.

Number of Shares Number of Securities Underlying Value of Unexercised In the
   Acquired on   Value Unexercised Options/SARs        Options/SARs at
    Exercise(#)  Money Realized($) at FY-End ($)

   Name                    Exercisable Unexercisable Exercisable Unexercisable
   Larry E.
   Ryherd     -       -      13,800         -             -           -
   James E.
   Melville   -       -      30,000         -             -           -
   George E.
   Francis    -       -       4,600         -             -           -

COMPENSATION OF DIRECTORS

The  Company's  standard  arrangement  for  the  compensation  of directors
provide   that  each  director  shall  receive   anannual  retainer      of
$2,400, plus $300 for each meeting attended and reimbursement for reasonable travel expenses. The Company's director compensation policy also provides that directors who are employees of the Company do not receive any compensation for their services as directors except for reimbursement for reasonable travel expenses for attending each meeting.


EMPLOYMENT CONTRACTS

On July 31, 1997, Larry E. Ryherd entered into an employment agreement with FCC. Formerly, Mr. Ryherd had served as Chairman of the Board and Chief Executive Officer of the Company and its affiliates. Pursuant to the agreement, Mr. Ryherd agreed to serve as Chairman of the Board and Chief Executive Officer of the Company and in addition, to serve in other positions of the affiliated companies if appointed or elected. The agreement provides for an annual salary of $400,000 as determined by the Board of Directors.The term of the agreement is for a period of five years. Mr. Ryherd has deferred portions of his income under a plan entitling him  to  a deferred compensation  payment  on January 2, 2000 in the amount
of  $240,000  which  includes  interest  at   the   rate of  approximately
8.5% per year.  Additionally,  Mr. Ryherd  was   granted  an option     to
purchase up to 13,800 of the Common Stock of the Company at $17.50 per share. The option is immediately exercisable and transferable. The option will expire December 31, 2000.

FCC entered into an employment agreement dated July 31, 1997 with James E. Melville pursuant to which Mr. Melville is employed as President and Chief Operating Officer and in addition, to serve in other positions of the affiliated companies if appointed or elected at an annual salary of
$238,200.    The   term  of  the agreement  expires  July  31,  2002.Mr.
Melville has deferred portions of his income under a plan entitling him to adeferred compensation payment on January 2, 2000 of $400,000 which includes interest at the rate of approximately8.5% annually. Additionally, Mr. Melville was granted an option to purchase up to 30,000 shares of the Common Stock of the Company at $17.50 per share.The option is immediately exercisable and transferable. The option will expire December 31, 2000.

FCC entered into an employment agreement with George E. Francis on July 31, 1997. Under the terms of the agreement, Mr. Francis is employedas Executive Vice President of the Company at an annual salary of
$126,200.   Mr.  Francis  also  agreed to  servein  other  positions  if appointed  or  elected  to such positions without additional  compensation.
The  term  of  the  agreement expires  July 31,   2000.   Mr.  Francis  has
deferred  portions  of  his income under a  planentitlinghim   to   a
deferred  compensation   payment   on January  2,  2000  of  $80,000  which
includes   interest  at  the  rate  of  approximately8.5%per    year.
Additionally,Mr.Francis was granted an option to purchase up to 4,600 shares of the Common Stock of the Company at $17.50 per share. The option is immediately exercisable and transferable.This option will expire on December 31, 2000.

On July 31, 1997, the Company entered into a severance agreement with Thomas F. Morrow, Director of the Company since 1984.Mr. Morrow had certain expectations and understandings as to the length of time he would be
employed by the Company and desired to retire  effective July   31, 1997.
Mr.  Morrow  has  agreed  to continue  as  director of the  Company   and
his  duties  as  an executive  officer   ceased.  The Company   paid   Mr.
Morrow  six months'  severance  in  a  lump  sum  of $150,000.   In  lieu
of  renewal  commissions    that Mr.   Morrow was entitled to under  prior
agreements, Mr. Morrow will be paid a monthly sum of $4,000 for a period of 24 months commencing July 31, 1997. Thereafter, Morrow will be paid a monthly sum of $3,000 for the next 24 month period
ending   July  31,  2001.   Prior to his retirement, Mr. Morrow  deferred
portions of his income under a plan entitling himto   a deferred
compensation payment on January 2, 2000 in the amount of $300,000 which includes interest at the rate of approximately 8.5% annually. Additionally, Mr. Morrow was granted an option to purchase up to 17,200 of
UTI  Common  Stock  at  $17.50  per  share. The   option   is   immediately
exercisable and  transferable.The option   will  expire  December 31, 2000.
Mr. Morrow also redeemed the Common Stock of the Company and UII held by himself and his family. See "Related Party Transactions".


REPORT ON EXECUTIVE COMPENSATION

INTRODUCTION

The compensation of the Company's executive officers is determined by the full Board of Directors. The Board of Directors strongly believes that the Company's executive officers directly impact the short-term and long-term performance of the Company.With this belief and the corresponding objective of making decisions that are in the best interest of the Company's shareholders, the Board of Directors places
significantemphasis  on   the   design   and   administration   ofthe
Company's  executive compensation plans.


EXECTIVE COMPENSATION PLAN ELEMENTS

BASE SALARY.   The Board of Directors establishes base  salaries each year at a level intended to be within the competitive market range of comparable companies. In addition to the competitive market range, many
factors  are  considered in  determining  base salaries,    including  the
responsibilities   assumed   by the executive, the scope of the executive's
position,  experience,  length of service,   individual  performance and
internal equity considerations. During the last three fiscal years, there were no material changes in the base salaries of the named executive officers.

STOCK OPTIONS.   One  of  the Company's priorities  is  for  the executive
officers to be significant shareholders so that the interest of the executives are closely aligned with the interests of the Company's other shareholders. The Board of Directors believes that this strategy
motivates   executives   to   remain focused  on   theoverall  long-term
performance of  the  Company. Stock  options  are granted at the discretion
ofthe   Board  of Directors  and  are intended to be granted  at  levels
within   the  competitive   market range of comparable  companies.During
1993,  eachof  the named executive officers were granted options   under
their employment agreements for the Company's Common Stock as described inthe Employment Contracts section. There were no options granted to the named executive officers during the last three fiscal years.

DEFERRED COMPENSATION. A very significant component of overall Executive Compensation Plans is found in the flexibility afforded toparticipating officers in the receipt of their compensation. The availability, on a
voluntary   basis,   of   the    deferred compensation arrangements as
described in the Employment Contracts section may prove to be critical to certain officers, depending upon their particular financial circumstance.

CHIEF EXECUTIVE OFFICER

Larry E. Ryherd has been Chairman of the Board and Chief Executive Officer since 1984. The Board of Directors used the same compensation plan elements described above for all executive officers to determine Mr. Ryherd's 1997 compensation.

In setting both the cash-based and equity-based elements of Mr. Ryherd's compensation, the Board of Directors made an overall assessment of Mr. Ryherd's leadership in achieving the Company's long-term strategic and business goals.

Mr. Ryherd's   base   salary   reflects   a   consideration   of    both
competitive forces and the Company's performance. The Board of Directors does not assign specific weights to these categories.

The Company surveys total cash compensation for chief  executive officers
atthe  same group of companies described  under  "Base Salary"    above.
Based upon its survey, the Company then determines a median around which it builds a competitive range of compensation for the CEO. As a result of this review, the Board of Directors concluded that Mr. Ryherd's
base salary was in  the low   end  of  the  competitive  market,  andhis
total   direct compensation  (including stock incentives)  was  competitive
for  CEOs   running  companies comparable in size and  complexity  to the
Company.

The Board of Directors considered the Company's financial results as compared to other companies within the industry, financial performance for fiscal 1997 as compared to fiscal 1996, the Company's progress as
it relates to   the   Company's  growth   through   acquisitions and
simplification of the organization, the fact that since the Company does not have a Chief Marketing Officer, Mr. Ryherd assumes additional responsibilities of the Chief Marketing Officer, and Mr. Ryherd's salary history, performance ranking and total compensation history.

Through fiscal 1997, Mr. Ryherd's annual salary was $400,000, the amount the Board of Directors set in January 1996. In July 1997, the Board of Directors reviewed Mr. Ryherd's salary. Following a review of the above factors, the Board of Directors decided to recognize Mr. Ryherd's performance by placing a greater emphasis on long-term incentive awards, and therefore retained Mr. Ryherd's base salary at $400,000.

CONCLUSION

The Board of Directors believes the mix of structured employment agreements with certain key executives, conservative market based salaries, competitive cash incentives for short-term performance and the potential for equity-based rewards for long term performance represents an appropriate balance. This balanced Executive Compensation Plan
provides   acompetitive   and motivational  compensation package to  the
executive officer team necessary to continue to produce the results the Company strives to achieve. The Board of Directors also believes the
Executive Compensation Plan   addresses  both  the   interests   of   the
shareholders and the executive team.



                                 BOARD OF DIRECTORS

                        John S. Albin            Raymond L. Larson
                        William  F.  Cellini     Dale E.  McKee
                        Robert  E.  Cook         James  E. Melville
                        Larry R. Dowell          Thomas F. Morrow
                        Donald G. Geary          Larry E. Ryherd
                        James E. Melville

PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return on the Company's Common Stock during the five fiscal years ended December 31, 1997, with the cumulative total return on the NASDAQ Composite Index Performance and the NASDAQ Insurance Stock Index (1):

                         STOCK PERFORMANCE GRAPH
                                 1997

                                   Percent Change from Base
   Year                    NASDAQ     NASDAQ Insurance        UTI
   1992                   100.00            100.00           100.00
   1993                   114.68            106.83            62.50
   1994                   111.93            100.49            25.00
   1995                   158.72            142.93            19.00
   1996                   194.95            162.93            31.50
   1997                   239.45            238.54            40.00



(1)  The   Company  selected the NASDAQ Composite Index Performance as   an
     appropriate   comparison because the  Company's  Common Stock   is not
     listed on any exchange but the Company's Common Stock is traded on the NASDAQ Small Cap exchange under the sign "UTIN". Furthermore, the Company selected the NASDAQ Insurance Stock Index as the second
     comparison because  there  is   no    similar  single  "peer  company"
     in the NASDAQ  system  with  which   to   compare  stock  performance
     and the closest additional  line-of-business index
     which  could be found  was  the  NASDAQ Insurance  Stock   Index.
     Trading activity in the Company's Common Stock is limited, which may be due in part as a result of the Company's low profile, and its reported operating losses. The Company has experienced a tremendous
     growth rate  over   the period shown in the Return Chart  with  assets
     growing from approximately $233 million in 1991 to approximately  $333
     million   in 1997.    The  growth  rate  has  been   the   result   of
     acquisitions of   other  companies and new  insurance   writings.  The
     Company   has   incurred  costs   of   conversions  and administrative
     consolidations associated with the acquisitions which has contributed to the operating losses. The Return Chart is not intended to forecast
     or be indicative  of  possible    future performance of the Company's
     stock.

The  foregoing  graph shall not be deemed to be  incorporated  by reference
into  any filing of the Company under the Securities Act of  1933   or  the
Securities  Exchange  Act of 1934, except   to   the  extent    thatthe
Company  specifically   incorporates   such information by reference.


Compensation Committee Interlocks and Insider Participation

The following persons served as directors of the Company during 1997 and were officers or employees of the Company or its subsidiaries during 1997: James E. Melville and Larry E. Ryherd. Accordingly, these individuals have participated in decisions related to compensation of executive officers of the Company and its subsidiaries.

During  1997,  the  following executive officers of the Company  were  also
members   ofthe  Board of Directors of UII,  two   ofwhose  executive
officers   served   on the Board  of  Directors  of  the Company:   Messrs.
Melville and Ryherd.

During   1997,  Larry  E. Ryherd and James E. Melville,  executive officers ofthe Company, were also members of the Board of Directors of FCC, two of whose executive officers served on the Board of Directors of the
Company:  Messrs. Melville and Ryherd.


ITEM 12.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL   OWNERS    AND
           MANAGEMENT

PRINCIPAL HOLDERS OF SECURITIES

The following tabulation sets forth the name and address of the entity known to be the beneficial owners of more than 5% of the Company's Common Stock and shows: (i) the total number of shares of Common Stock beneficially owned by such person as of March 31, 1998 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of Common Stock so owned as of the same date.


Title                              Number of Shares        Percent
Of         Name and Address         and Nature of             of
Class      of Beneficial Owner   Beneficial Ownership       Class

Common     Larry E. Ryherd              562,431             33.8%
Stock no   12 Red Bud Lane
par value  Springfield, IL 62707


(1) Larry  E. Ryherd owns 230,621 shares of the Company's   Common Stock in
his own name.   Includes:   (i)   150,050  shares of the   Company's common
Stock in the  name  of  Dorothy LouVae  Ryherd, his  wife;     (ii) 150,000
shares of  the  Company's Common  Stock which  are held    beneficially  in
trust for the  three children  of    Larry E.  Ryherd and Dorothy    LouVae
Ryherd,  namely Shari   Lynette   Serr, Derek Scott Ryherd and Jarad  John
Ryherd; (iii) 14,800 shares of the Company's Common Stock, 6,700 shares of which are in the name of Shari Lynette Serr, 1,200 shares of which are held in the name of Derek Scott Ryherd and 6,900 shares of which are in the name of Jarad John Ryherd;(iv) 500 shares of the Company's Common Stock held in the name of Larry E. Ryherd as custodian for Charity Lynn Newby, his niece; (v) 500 shares held in the name of Larry E. Ryherd as custodian
for Lesley Carol  Newby,   his niece; (vi)  2,000 shares held  by   Dorothy
LouVae Ryherd, his wife, as custodian for granddaughter; 160 shares held by Larry E. Ryherd as custodian for granddaughter; and (vii) 13,800 shares which may be acquired by Larry E. Ryherd upon the exercise of outstanding stock options.

SECURITY OWNERSHIP OF MANAGEMENT

The following tabulation shows with respect to each of the directors and nominees of the Company, with respect to the Company's chief executive officer and each of the Company's executive officers whose salary plus bonus exceeded $100,000 for fiscal 1997, and with respect to all executive officers and directors of the Company as a group: (i) the total number of shares of all classes of stock of the Company or any of its parents or subsidiaries, beneficially owned as of March 31,
1998 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of stock so owned as of the same date.



   Title   Directors, Named Executive        Number of Shares    Percent
    of      Officers, & All Directors &        and Nature of       of
  Class    Executive Officers as a Group          Ownership      Class

   FCC's          John S. Albin                             0        *
   Common         William F. Cellini                        0        *
   Stock, $1.00   Robert E. Cook                            0        *
   par value      Larry R. Dowell                           0        *
                  George E. Francis                         0        *
                  Donald G. Geary                         225        *
                  Raymond L. Larson                         0        *
                  Dale E. McKee                             0        *
                  James E. Melville                       544 (1)    *
                  Thomas F. Morrow                          0        *
                  Larry E. Ryherd                           0        *
                  All  directors  and  executive
                  officers                                769        *
                  as a group (eleven in number)

    UII's         John S. Albin                             0        *
    Common        William F. Cellini                        0        *
    Stock, no     Robert E. Cook                        4,025        *
    par value     Larry R. Dowell                           0        *
                  George E. Francis                         0        *
                  Donald G. Geary                           0        *
                  Raymond L. Larson                         0        *
                  Dale E. McKee                             0        *
                  James E. Melville                         0        *
                  Thomas F. Morrow                          0        *
                  Larry E. Ryherd                      47,250 (2)(9) 3.4%
                  All  directors  and executive
                  officers                             51,275        3.7%
                  as a group (eleven in number)

    Company's     John S. Albin                        10,503 (3)    *
    Common        William F. Cellini                    1,000        *
    Stock, no     Robert E. Cook                       10,199        *
    par value     Larry R. Dowell                      10,142        *
                  George E. Francis                     4,600 (4)    *
                  Donald G. Geary                       1,200        *
                  Raymond L. Larson                     4,400 (5)    *
                  Dale E. McKee                                      *
                  James E. Melville                    52,500 (6)    3.2%
                  Thomas F. Morrow                     40,555 (7)    2.4%
                  Larry E. Ryherd                     562,431 (8)   33.8%
                  All  directors  and executive
                  officers                            708,652       42.6%
                  as a group (eleven in number)

(1) James E. Melville owns 168 shares individually and 376 shares owned jointly with his spouse.

(2) Includes 47,250 shares beneficially in trust for the three children of Larry E.Ryherd and Dorothy LouVae Ryherd, namely Shari Lynette Serr, Derek Scott Ryherd and Jarad John Ryherd.

(3)  Includes 392 shares owned directly by Mr. Albin's spouse.

(4) Includes 4,600 shares which may be acquired upon exercise of outstanding stock options.

(5)  Includes 375 shares owned directly by Mr. Larson's spouse.

(6) James E. Melville owns 2,500 shares individually and 14,000 shares jointly with his spouse. Includes: (i) 3,000 shares of UTI's Common Stock which are held beneficially in trust for his daughter, namely Bonnie J. Melville;(ii) 3,000 shares of UTI's Common Stock, 750 shares of which are in the name of Matthew C. Hartman, his nephew; 750 shares of which are in the name of Zachary T. Hartman, his nephew; 750 shares of whichare in the name of Elizabeth A. Hartman, his niece; and 750 shares of which are in the name of Margaret M. Hartman, his niece; and
     (iii) 30,000 shares which may be acquired by James E. Melville upon exercise of outstanding stock options.

(7) Includes 17,200 shares which may be acquired upon exercise of outstanding stock options.

(8)  Includes 1,500 shares as custodian for grandchildren.

(9) In addition, Mr. Ryherd is a director and officer of UII. The Company owns 565,766 shares of UII. Mr. Ryherd disclaims any beneficial interest of the 565,766 shares of UII owned by the Company as the Company's Board of directors controls the voting and investment decisions regarding such shares.

*  Less than 1%.

Except as indicated above, the foregoing persons hold sole voting and investment power.

Directors and officers of the Company file periodic reports regarding ownership of Company securities with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 as amended, and the rules promulgated thereunder.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

The Company has a service agreement with its affiliate, UII (equity investee), to perform services and provide personnel and facilities. The services included in the agreement are claim processing, underwriting, processing and servicing of policies, accounting services, agency services, data processing and all other expenses necessary to carry on the business of a life insurance company.

UII has a service agreement with USA which states that USA is to pay UII monthly fees equal to 22% of the amount of collected first year premiums, 20% in second year and 6% of the renewal premiums in years three and after. UII's subcontract agreement with the Company states that UII is to pay the Company monthly fees equal to 60% of collected service fees from USA as stated above.

On January 1, 1993, the Company entered into an agreement with UG pursuant to which the Company provides management services necessary for UG to carry on its business. In addition to the UG agreement, the Company and its affiliates have either directly or indirectly entered into management and/or cost-sharing arrangements for the Company's management services. The Company received net management fees of $9,893,321, $9,927,000 and $10,464,000 under these arrangements in
1997,   1996  and  1995, respectively.  UG paid $8,660,481, $9,626,559  and
$10,164,000  to the Company in 1997, 1996 and 1995, respectively.

USA paid  $989,295,  $1,567,891  and  $2,015,325  under   their agreement
with  UII for 1997, 1996 and 1995, respectively.   UII paid  $593,577,
$940,734 and $1,209,195 under their agreement with the Company for 1997, 1996 and 1995, respectively.

Their respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon generally accepted accounting principles. The costs paid by the Company for these services include costs related to the production of new business, which are deferred as policy acquisition costs and charged off to the income statement through "Amortization
ofdeferred    policy  acquisition  costs".   Also  included  are  costs
associated with the maintenance of existing policies that are charged as current period costs and included in "general expenses".

On July 31, 1997, the Company issued convertible notes for cash received totaling $2,560,000 to seven individuals, all officers or employees of the Company. The notes bear interest at a rate of 1% over prime, with interest payments due quarterly and principal due upon maturity of July 31, 2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years. Conditional upon the seven individuals placing the funds with the Company were the acquisition of a portion of the holdings of the Company
owned   byLarry   E.  Ryherd  and  his  family  and  the acquisition  of
common stock of the Company and UII held by Thomas F. Morrow and his family and the simultaneous retirement of Mr. Morrow. Neither Mr. Morrow nor Mr. Ryherd was a party to the convertible notes.

Approximately $1,048,000 of the cash received from the issuance ofthe convertible notes was used to acquire stock holdings of the Company and UII of Mr. Morrow and to acquire a portion of the Company's stock held by
Larry E. Ryherd and  his  family.   The remaining  cash  received  will be
used by the Company  to  provide additional operating   liquidity and for
future   acquisitions   of  life insurance  companies.  On July 31, 1997,
the Company acquired a   total  of 126,921 of its own shares of common stock
and 47,250 shares of UII common stock from Thomas F. Morrow and his family. Mr. Morrow simultaneously retired as an executive officer of the
Company.   Mr.  Morrow will  remain as  a member of the Board  of Directors
of the Company.  In exchange  for his   stock,  Mr.   Morrow  and    his
family   received approximately $348,000 in  cash, promissory  notes valued
at $140,000 due in  eighteen months,   and  promissory  notes  valued at
$1,030,000  due January 31, 2005.  These   notes  bear  interest at a rate
of  1%  overprime,   with interest  due  quarterly and principal due  upon
maturity. The notes do not contain any conversion privileges. Additionally, on July 31, 1997, The Company acquired a total of 97,499 shares of its common stock from Larry E. Ryherd and his family. Mr. Ryherd and his family received approximately $700,000 in cash and a promissory note valued at $251,000 due January 31, 2005. The acquisition of approximately 16% of Mr. Ryherd's stock holdings of the Company was completed as a prerequisite to the convertible notes placed by other management personnel to reduce the total holdings of Mr. Ryherd and his family to make the
stock  more attractive   to   the   investment community. Following the
transaction,  Mr.  Ryherd  and his family own approximately31%   of  the
outstanding common stock of the Company.

PENDING CHANGE IN CONTROL OF UNITED TRUST, INC.

On February 19, 1998, the Company signed a letter of intent with Jesse T. Correll, whereby Mr. Correll will personally or in combination with other individuals make an equity investment in UTI over a period of three years. Under the terms of the letter of intent Mr. Correll will buy 2,000,000 authorized but unissued shares of common stock for $15.00 per share and will  also  buy 389,715  shares  of  common  stock,  representing
common     stock  purchased  during  the  last  eight  months  in   private
transactions  at  the   average   price   paid   forsuchstock,   plus
interest, or approximately $10.00 per share. Mr. Correll also will purchase 66,667 shares of common stock and $2,560,000 of face amount of convertible bonds (which are due and payable on any change in control of the Company) in private transactions.

The Company intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance
companies.The transaction is subject to  negotiation of   a   definitive
purchase  agreement;  completion of due diligence  by   Mr.Correll;  the
receipt  of  regulatory  and other  approvals;  and   the  satisfaction  of
certain conditions. The transaction is not expected to be completed before June 30, 1998, and there can be no assurance that the transaction will be completed.


PROPOSED MERGER

On March 25, 1997, the Board of Directors of the Company and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, the Company would be the surviving entity issuing one share of its stock for each share held by UII shareholders.

The   Company  owns 53% of United Trust Group, Inc., an  insurance  holding
company,and  UII  owns 47% of United Trust  Group,   Inc.  Neither   the
Company nor UII have any other significant holdings or business dealings. The Board of Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders. The merger will result in certain cost savings, primarily related to costs associated with maintaining a corporation in good standing in the states in which it transacts business.

A vote of the shareholders of the Company and UII regarding the proposed merger is anticipated to occur sometime during the third quarter of 1998.


YEAR 2000 ISSUE

The "Year 2000 Issue" is the inability of computers and computing technology to recognize correctly the Year 2000 date change. The problem results from a long-standing practice by programmers to save memory space
by  denoting  Years using just two digits instead of  four  digits.   Thus,
systems that are not Year 2000 compliant may be unable to read dates correctly after the Year 1999 and can return incorrect or unpredictable
results.This   could   have   a  significant  effect  on  the  Company's
business/financial systems as well as products and services, if not corrected.

The Company established a project to address year 2000 processing concerns in September of 1996. In 1997 the Company completed the review of the Company's internally and externally developed software, and made corrections to all year 2000 non-compliant processing. The Company also secured verification of current and future year 2000 compliance from all major external software vendors. In December of 1997, a separate computeroperating environment was established with the system dates advancedto December of 1999. A parallel model office was established
with  all   datesin  the data advanced to December of1999.    Parallel
model office processing is being performed using dates from December of1999 to January of 2001, to insure all year 2000 processing errors have been corrected. Testing should be completed by the end of the first  quarter  of 1998.  After testing is  completed, periodic  regression
testing  will  beperformed  to monitor   continuing    compliance.    By
addressing   year2000 compliance in a timely manner, compliance will  be
achievedusing existing  staff  and without significant impact   on   the
Company operationally or financially.


RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS

Kerber, Eck and Braeckel LLP served as the Company's independent certified public accounting firm for the fiscal year ended December 31, 1997 and for fiscal year ended December 31, 1996. In serving its primary function as outside auditor for the Company, Kerber, Eck and Braeckel LLP performed the following audit services: examination of annual consolidated financial statements;assistance and consultation on reports filed with the Securities and Exchange Commission and; assistance and consultation on separate financial reports filed with the State insurance regulatory authorities
pursuant   to   certain   statutory requirements.

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

          Schedule II  -   Condensed financial information   of registrant

          Schedule IV - Reinsurance

          Schedule V - Valuation and qualifying accounts


          NOTE:    Schedules other than those listed  above  are omitted
          because they are not required or the information is disclosed in the financial statements or footnotes.

(b)Reports on Form 8-K filed during fourth quarter.

          None

(c)Exhibits:

   Index to Exhibits (See Pages 76 and 77).

                            INDEX TO EXHIBITS

 Exhibit
 Number


3(a)    (1)   Amended  Articles  of  Incorporation  for  the
              Company dated November 20, 1987.

3(b)    (1)   Amended  Articles  of  Incorporation  for  the
              Company dated December 6, 1991.

3(c)    (1)   Amended  Articles of  Incorporation  for  the
              Company dated March 30, 1993.

3(d)    (1)   Code of By-Laws for the Company.

10(a)   (2)   Credit Agreement dated May 8, 1996 between First
              of America Bank - Illinois,  N.A., as lender and
              First Commonwealth Corporation, as borrower.

10(b)   (2)   $8,900,000  Term  Note  of  First  Commonwealth
              Corporation  to First of America Bank - Illinois,
              N.A. dated May 8, 1996.

10(c)   (2)   Coinsurance Agreement dated September 30,  1996
              between   Universal  Guaranty Life Insurance Company
              and First International Life Insurance Company, including assumption reinsurance agreement exhibit and amendments.

10(d)   (1)   Subcontract Agreement dated September 1, 1990 between
              United Trust, Inc. and United Income, Inc.

10(e)   (1)   Service Agreement dated November 8, 1989 between
              United  Security Assurance Company and  United  Income, Inc.

10(f)   (1)   Management and Consultant Agreement dated as  of
              January 1, 1993 between First Commonwealth Corporation and Universal Guaranty Life Insurance Company.

10(g)   (1)   Management  Agreement dated December  20,  1981
              between Commonwealth Industries Corporation, and Abraham
              Lincoln Insurance Company.

10(h)   (1)   Reinsurance  Agreement dated  January  1,  1991
              between Universal Guaranty Life Insurance Companyand Republic
              Vanguard Life Insurance Company.

10(i)   (1)   Reinsurance Agreement dated July 1, 1992 between
              United Security   Assurance  Company  and   Life Reassurance
              Corporation of America.

                            INDEX TO EXHIBITS
 Exhibit
 Number


10(j)   (1)    United Trust, Inc. Stock Option Plan.

10(k)   (1)    Board Resolution adopting United Trust,  Inc.'s
               Officer Incentive Fund.

10(l)          Employment  Agreement dated  as  of  July  31,  1997
               between Larry E. Ryherd   and   FirstCommonwealth
               Corporation

10(m)          Employment  Agreement dated  as  of  July  31,  1997
               between James    E.    Melville   and   FirstCommonwealth
               Corporation

10(n)          Employment  Agreement dated  as  of  July  31,  1997
               between George    E.    Francis   and   FirstCommonwealth
               Corporation.  Agreements  containing  the   sameterms    and
               conditions  excepting title and current salary were also
               entered into   by   Joseph  H.  Metzger, Brad  M.  Wilson,
               Theodore   C. Miller, Michael K. Borden and Patricia  G. Fowler.

10(o)   (1)    Consulting Arrangement entered  into  June  15,
               1987 between Robert E. Cook and United Trust, Inc.

10(p)   (1)    Agreement dated June 16, 1992 between  JohnK.
               Cantrell and First Commonwealth Corporation.

10(q)   (1)    Termination Agreement dated as of  January  29,
               1993   between   Scott J. Engebritson and  UnitedTrust,  Inc.,
               United  Fidelity,  Inc., United Income, Inc., FirstCommonwealth
               Corporation and United Security  Assurance Company.

10(r)   (1)    Stock Purchase Agreement dated February 20, 1992
               between United Trust Group, Inc. and Sellers.

10(s)   (1)    Amendment No. One dated April 20, 1992  to  the
               Stock  Purchase  Agreement between the Sellers and  United
               Trust Group, Inc.

10(t)   (1)    Security Agreement dated June 16, 1992  between
               United Trust Group, Inc. and the Sellers.

10(u)   (1)    Stock  Purchase Agreement dated June  16,  1992
               between United Trust  Group,  Inc.  and  FirstCommonwealth
               Corporation


Footnote:

(1) Incorporated by reference from the Company'sAnnual Report on Form 10-K, File No. 0-5392, as of December 31, 1993.
(2) Incorporated by reference from the Company'sAnnual Report on Form 10-K, File No. 0-5392, as of December 31, 1996.

UNITED TRUST, INC.
SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES
As of December 31, 1997                                        SCHEDULE I

          Column A                Column B      Column C         Column D

                                                                 Amount at
                                                                Which Shown
                                                                 in Balance
                                    Cost           Value            Sheet
   Fixed maturities:
    Bonds:
     United States Government
      and government agencies
      and authorities         $  28,259,322    $  28,622,970     $ 28,259,322
     State, municipalities,
      and political
      subdivisions               22,778,816       23,449,601       22,778,816
     Collateralized mortgage
      obligations                11,093,926       11,207,647       11,093,926
     Public utilities            47,984,322       49,141,537       47,984,322
    All other corporate bonds    70,853,947       72,360,813       70,853,947
   Total fixed maturities       180,970,333    $ 184,782,568      180,970,333

   Investments held for sale:
    Fixed maturities:
     United States Government
       and government agencies
       and authorities            1,448,202    $   1,442,557        1,442,557
     State, municipalities,
      and political
      subdivisions                   35,000           35,485           35,485
     Public utilities                80,169           80,496           80,496
     All other corporate bonds      108,927          110,092          110,092
                                  1,672,298    $   1,668,630        1,668,630
   Equity securities:
    Banks, trusts and insurance
     companies                    2,473,969    $   2,167,368        2,167,368
    All other corporate
     securities                     710,388          834,376          834,376
                                  3,184,357    $   3,001,744        3,001,744

   Mortgage loans on real estate  9,469,444                         9,469,444
   Investment real estate         9,760,732                         9,760,732
   Real estate acquired in
    satisfaction of debt          1,724,544                         1,724,544
   Policy loans                  14,207,189                        14,207,189
   Short term investments         1,798,878                         1,798,878
     TOTAL INVESTMENTS        $ 222,787,775                     $ 222,601,494

UNITED TRUST, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT           Schedule II
NOTES TO CONDENSED FINANCIAL INFORMATION


(a) The condensed financial information should be read in conjunction with the consolidated financial statements and notes of United Trust, Inc. and Consolidated Subsidiaries.

UNITED TRUST, INC.
CONDENSED FINANCIAL INFORMATION OF
REGISTRANT PARENT ONLY BALANCE   SHEETS
As of December 31, 1997 and 1996                       Schedule   II

                                           1997          1996

ASSETS
   Investment in affiliates           $ 19,974,098    $ 19,475,431
   Cash and cash equivalents               342,294         422,446
   Notes receivable from affiliate       1,682,245         265,900
   Receivable from affiliates, net          31,502          30,247
   Accrued interest income                  21,334           2,051
   Other assets                            225,986         262,927
      TOTAL ASSETS                    $ 22,277,459    $ 20,459,002



LIABILITIES AND SHAREHOLDERS' EQUITY

   Liabilities:
   Notes payable                     $  4,060,866    $           0
   Notes payable to affiliate             840,000          840,000
   Deferred income taxes                2,016,575        1,602,345
   Other liabilities                        3,400            2,800
      TOTAL LIABILITIES                 6,920,841        2,445,145



Shareholders' equity:
   Common stock                            32,696           37,402
   Additional paid-in capital          16,488,375       18,638,591
   Unrealized depreciation of
    investments held for sale
    of affiliates                         (29,127)         (86,058)
   Accumulated deficit                 (1,135,326)        (576,078)
      TOTAL SHAREHOLDERS' EQUITY       15,356,618       18,013,857
      TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY          $ 22,277,459     $ 20,459,002

UNITED TRUST, INC.
CONDENSED FINANCIAL INFORMATION OF
REGISTRANT PARENT ONLY STATEMENTS OF OPERATIONS
Three Years Ended December 31, 1997                     Schedule II

                                      1997            1996           1995

Revenues:

   Management fees from affiliates    $ 593,577    $ 940,734    $ 1,209,196
   Other income from affiliates          73,515      115,235        113,869
   Interest income from affiliates       53,492       21,264         13,583
   Interest income                       37,620       29,340         21,678
   Realized investment losses                 0     (207,051)             0
   Loss from write down of investee           0     (315,000)       (10,000)
                                        758,204      584,522      1,348,326

Expenses:

   Management fee to affiliate          200,000      575,000        800,000
   Interest expense                     194,543            0              0
   Interest expense to affiliates        63,000       63,000         63,000
   Operating expenses                    65,541      133,897         83,312
                                        523,084      771,897        946,312

   Operating income (loss)              235,120     (187,375)       402,014

   Income tax credit (expense)         (414,230)      59,780       (153,764)
   Equity in loss of investees          (23,716)     (95,392)      (635,949)
   Equity in loss of subsidiaries      (356,422)    (714,916)    (2,613,546)
      Net loss                        $(559,248)   $(937,903)   $(3,001,245)

UNITED TRUST, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT ONLY STATEMENTS OF CASH FLOWS
Three Years Ended December 31, 1997                            Schedule II

                                        1997         1996         1995

Increase (decrease) in cash and
cash equivalents
Cash flows from operating
 activities:
   Net loss                       $ (559,248)    $ (937,903)    $ (3,001,245)
   Adjustments to reconcile
    net loss to net cash
    provided by operating
    activities:
   Equity in loss of
    subsidiaries                      356,422       714,916        2,613,546
   Equity in loss of investees         23,716        95,392          635,949
   Compensation expense through
    stock option plan                       0        13,563           12,100
   Change in accrued interest income  (19,283)       14,222            2,260
   Depreciation                        12,439        18,366           26,412
   Realized investment losses               0       207,051                0
   Loss from writedown of investee          0       315,000           10,000
   Change in deferred income taxes    414,230       (60,524)         153,764
   Change in indebtedness (to)
    from affiliates, net               (1,255)     (104,766)         (23,027)
   Change in other assets
    and liabilities                    44,029          (728)        (274,167)
NET CASH PROVIDED BY OPERATING
 ACTIVITES                            271,050       274,589          155,592

Cash flows from investing activities:
   Purchase of stock of affiliates   (865,877)            0         (325,000)
   Change in notes receivable
    from  affiliate                (1,116,345)     (250,000)         300,000
   Capital contribution
    to affiliate                            0      (106,000)         (53,000)
NET CASH USED IN INVESTING
 ACTIVITIESng activities           (1,982,222)     (356,000)         (78,000)

Cash flows from financing
 activities:
   Purchase of treasury stock        (926,599)            0                0
   Proceeds from issuance
    of notes payable                2,560,000             0                0
   Payment for fractional shares
    from reverse stock                 (2,381)            0                0
   Proceeds from issuance
    of common stock                         0           500              400
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                         1,631,020           500              400

Net increase (decrease) in
 cash and cash equivalents            (80,152)      (80,911)          77,992
Cash and cash equivalents
 at beginning of year                 422,446       503,357          425,365
Cash and cash equivalents
 at end of year                   $   342,294    $  422,446       $  503,357

UNITED TRUST, INC.
REINSURANCE
As of December 31, 1997 and the year ended December 31, 1997    Schedule IV






   Column A    Column B     Column C    Column D    Column E     Column F

                                                                 Percentage
                           Ceded to      Assumed                 of amount
                            other       from other               assumed to
             Gross amount companies     companies*  Net amount      net




Life
insurance
in force
         $3,691,867,000 $1,022,458,000 $1,079,885,000 $3,749,294,000  28.8%

Premiums
and
policy
fees:

Life
insurance$   33,133,414 $    4,681,928 $            0 $    28,451,486  0.0%
Accident
and
health
insurance       240,536         52,777              0         187,759  0.0%

         $   33,373,950 $    4,734,705 $            0 $    28,639,245  0.0%





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

UNITED TRUST, INC.
REINSURANCE
As of December 31, 1996 and the year ended December 31, 1996    Schedule IV


   Column A    Column B    Column C    Column D    Column E    Column F

                                                              Percentage
                           Ceded to    Assumed                 of amount
                            other     from other               assumed to
             Gross amount companies   companies*  Net amount       net

Life
insurance
in force
         $3,952,958,000 $1,108,534,000 $1,271,766,000 $4,116,190,000 30.9%

Premiums
and
policy
fees:

Life
insurance$   35,633,232 $    4,896,896 $            0 $    30,736,33 60.0%

Accident
and
health
insurance       258,377         50,255              0        208,122  0.0%
         $   35,891,609 $    4,947,151 $            0 $   30,944,458  0.0%

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

UNITED TRUST, INC.
REINSURANCE
As of December 31, 1995 and the year ended December 31, 1995    Schedule IV

   Column A    Column B    Column C    Column D    Column E    Column F

                                                              Percentage
                           Ceded to    Assumed                 of amount
                            other     from other               assumed to
             Gross amount companies   companies*  Net amount       net

Life
insurance
in force
         $4,207,695,000 $1,087,774,000 $1,039,517,000 $4,159,438,000 25.0%

Premiums
and
policy
fees:

Life
insurance$   38,233,190 $    5,330,351 $            0 $   32,902,839  0.0%

Accident
and
health
insurance       248,448         52,751              0        195,697  0.0%
         $   38,481,638 $    5,383,102 $            0 $   33,098,536  0.0%

* All assumed business represents the Company's participation in the Servicemen's Group Life Insurance Program (SGLI).

UNITED TRUST, INC.
VALUATION AND QUALIFYING ACCOUNTS
For  the  years  ended December 31, 1997, 1996 and 1995      Schedule V

              Balance at      Additions
              Beginning       Charges                       Balances at
Description   Of Period     and Expenses    Deductions      End of Period
   DECEMBER
   31, 1997

   Allowance
   for
   doubtful
   accounts-
   mortgage
   loans      $  10,000      $       0      $       0        $  10,000

   DECEMBER
   31, 1996

   Allowance
   for
   doubtful
   accounts-
   mortgage
   loans      $  10,000      $       0       $       0       $  10,000

   DECEMBER
   31, 1995

   Allowance
   for
   doubtful
   accounts-
   mortgage
   loans     $  26,000       $       0       $  16,000       $  10,000

                               SIGNATURES

   Pursuant  to the requirements of the Securities Exchange Act  of  1934,
this  report has been signed below by the following persons on  behalf   of
the registrant and in the capacities  and  on  the dates indicated.


                           UNITED TRUST, INC.
                             (Registrant)

/s/  John S. Albin                                           March 24, 1998
John S. Albin, Director

/s/  William F. Cellini                                      March 24, 1998
William F. Cellini, Director

/s/  Robert E. Cook                                          March 24, 1998
Robert E. Cook, Director

/s/  Larry R. Dowell                                         March 24, 1998
Larry R. Dowell, Director

/s/  Donald G. Geary                                         March 24, 1998
Donald G. Geary, Director

/s/  Raymond L. Larson                                       March 24, 1998
Raymond L. Larson, Director

/s/  Dale E. McKee                                           March 24, 1998
Dale E. McKee, Director

/s/  Thomas F. Morrow                                        March 24, 1998
Thomas F. Morrow, Director

/s/  Larry E. Ryherd                                         March 24, 1998
Larry E. Ryherd, Chairman of the Board,
 Chief Executive Officer and Director

/s/  James E. Melville                                       March 24, 1998
James E. Melville, President, Chief
 Operating Officer and Director

/s/  Theodore C. Miller                                      March 24, 1998
Theodore C. Miller, Chief Financial
 Officer