Form 10-Q
period 1998-03-31
UNITED TRUST INC /IL/
filed 1998-05-14
CIK 832480

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 AND 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1998       Commission File No. 0-16867


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

                         Title of each class

                             Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At April 30, 1998, the Registrant had outstanding 1,627,200 shares of Common Stock, stated value $.02 per share.

                            UNITED TRUST, INC.
                              (The "Company")


                             TABLE OF CONTENTS



Part 1:  Financial Information                                      3


 Consolidated Balance Sheets as of March 31,  1998  and
 December 31, 1997                                                 3

 Consolidated  Statements of Operations for  the  three
 months ended March 31, 1998 and 1997                              4

 Consolidated  Statements of Cash Flows for  the  three
 months ended March 31, 1998 and 1997                              5

 Notes to Consolidated Financial Statements                        6

 Management's  Discussion  and  Analysis  of  Financial
 Condition and Results of Operations                              13



Part II - Other Information                                       18


 Item 5.  Other information                                       18

 Item 6. Exhibits                                                 18

 Signatures                                                       19

                       PART 1.  FINANCIAL INFORMATION
                       Item 1.  Financial Statements

                            UNITED TRUST, INC.
                            AND SUBSIDIARIES

                        Consolidated Balance Sheets

                                             March 31,    December 31,
                      ASSETS                    1998         1997

Investments:
Fixed maturities at amortized cost
    (market $179,693,379 and $184,782,568) $ 175,588,738$ 180,970,333
Investments held for sale:
Fixed maturities, at market
    (cost $1,669,020 and $1,672,298)           1,668,515    1,668,630
Equity securities, at market
    (cost $3,184,357 and $3,184,357)           2,619,571    3,001,744
Mortgage loans on real estate
   at amortized cost                           9,314,870    9,469,444
Investment real estate, at cost,
   net of accumulated depreciation             9,137,807    9,760,732
Real estate acquired in satisfaction of debt   1,724,544    1,724,544
Policy loans                                  14,242,429   14,207,189
Short-term investments                           627,845    1,798,878
Other invested assets                             66,212            0
                                             214,990,531  222,601,494

Cash and cash equivalents                     24,978,271   16,105,933
Investment in affiliates                       5,622,841    5,636,674
Accrued investment income                      4,037,979    3,686,562
Reinsurance receivables:
   Future policy benefits                     37,601,740   37,814,106
   Policy claims and other benefits            3,576,509    3,529,078
Other accounts and notes receivable              903,254      845,066
Cost of insurance acquired                    40,912,005   41,522,888
Deferred policy acquisition costs             10,283,427   10,600,720
Costs in excess of net assets purchased,
   net of accumulated amortization             2,718,102    2,777,089
Property and equipment,
   net of accumulated depreciation             3,390,147    3,412,956
Other assets                                   1,007,870      767,258
Total assets                               $ 350,022,676$ 349,299,824

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits                     $ 249,368,889$ 248,805,695
Policy claims and benefits payable             1,939,075    2,080,907
Other policyholder funds                       2,519,118    2,445,469
Dividend and endowment accumulations          15,089,100   14,905,816
Income taxes payable:
   Current                                        10,662       15,730
   Deferred                                   14,078,843   14,174,260
Notes payable                                 21,511,706   21,460,223
Indebtedness to affiliates, net                   85,476       18,475
Other liabilities                              4,209,287    3,790,051
   Total liabilities                         308,812,156  307,696,626
Minority interests in
   consolidated subsidiaries                  26,021,111   26,246,580

Shareholders' equity:
Common stock - no par value, stated value $.02
per share.  Authorized 3,500,000 shares - 1,627,200
and 1,634,779 shares issued after deducting
treasury shares of 285,039 and 277,460            32,544       32,696
Additional paid-in capital                    16,420,442   16,488,375
Unrealized depreciation of
   investments held for sale                    (242,692)     (29,127)
Accumulated deficit                           (1,020,885)  (1,135,326)
Total shareholders' equity                    15,189,409   15,356,618
Total liabilities and shareholders' equity $ 350,022,676$ 349,299,824



                         See accompanying notes.

                            UNITED TRUST, INC.
                             AND SUBSIDIARIES

                   Consolidated Statements of Operations

                                             Three Months Ended
                                            March 31,    March 31,
                                               1998         1997

Revenues:

Premiums and policy fees                  $  8,468,346 $  9,072,396
Reinsurance premiums and policy fees        (1,236,865)  (1,146,010)
Net investment income                        3,727,002    3,844,899
Realized investment gains and (losses), net     92,248       (6,136)
Other income                                   176,029      200,422
                                            11,226,760   11,965,571

Benefits and other expenses:

Benefits, claims and settlement expenses:
   Life                                      6,023,110    6,671,186
   Reinsurance benefits and claims            (589,874)    (433,176)
   Annuity                                     377,860      352,503
   Dividends to policyholders                1,015,944    1,127,502
Commissions and amortization of deferred
  policy acquisition costs                   1,043,677    1,110,410
Amortization of cost of insurance acquired     610,883      526,264
Operating expenses                           2,237,840    2,589,176
Interest expense                               487,613      414,948
                                            11,207,053   12,358,813

Income (loss)  before income taxes, minority interest
   and equity in earnings of investees          19,707     (393,242)

Income tax credit                               85,031      403,562
Minority interest in loss (income) of
   consolidated subsidiaries                   (33,048)      20,092
Equity in earnings of investees                 42,751       16,614

Net income                                $    114,441 $     47,026

Basic earnings per share from continuing
   operations and net income              $          0 $          0

Diluted earnings per share from continuing
operations and net income                 $          0 $          0


                         See accompanying notes.
                                   4


                           UNITED TRUST, INC.
                           AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows

                                               Three Months Ended
                                               March 31,    March 31,
                                                  1998         1997
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income                                   $    114,441 $     47,026
Adjustments to reconcile net income to net
 cash provided by(used in) operating
 activities net of changes in assets and
 liabilities resulting from the sales and
 purchases of subsidiaries:
Amortization/accretion of fixed maturities        146,403      173,627
Realized investment (gains) losses, net           (92,248)       6,136
Policy acquisition costs deferred                 (89,000)    (234,000)
Amortization of deferred
  policy acquisition costs                        406,293      474,659
Amortization of cost of insurance acquired        610,883      526,264
Amortization of costs in excess of net
  assets purchased                                 22,500       38,750
Depreciation                                      118,631      101,245
Minority interest                                  33,048      (20,092)
Equity in earnings of investees                   (42,751)     (16,614)
Change in accrued investment income              (351,417)    (644,956)
Change in reinsurance receivables                 164,935      374,086
Change in policy liabilities and accruals          31,192       (4,983)
Charges for mortality and administration of
  universal life and annuity products          (2,715,992)  (2,632,738)
Interest credited to account balances           1,781,211    1,840,372
Change in income taxes payable                   (100,485)    (473,741)
Change in indebtedness (to)
  from affiliates, net                             67,001      (51,890)
Change in other assets
 and liabilities, net                             204,736       (7,954)
Net cash provided by (used in)
 operating activities                             309,381     (504,803)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities held for sale                          0            0
Fixed maturities sold                                   0            0
Fixed maturities matured                       15,433,649      953,856
Equity securities                                       0            0
Mortgage loans                                    154,574      539,138
Real estate                                       745,741      159,705
Policy loans                                      909,847      954,692
Short-term                                      1,180,000            0
Total proceeds from investments
  sold and matured                             18,423,811    2,607,391
Cost of investments acquired:
Fixed maturities held for sale                          0            0
Fixed maturities                              (10,210,000)  (3,947,561)
Equity securities                                       0            0
Mortgage loans                                          0            0
Real estate                                      (138,171)    (252,742)
Policy loans                                     (945,087)  (1,178,553)
Other invested assets                             (66,212)           0
Short-term                                              0            0
Total cost of investments acquired            (11,359,470)  (5,378,856)
Purchase of property and equipment                (56,741)     (28,123)
Net cash provided by (used in)
  investing activities                          7,007,600   (2,799,588)

Cash flows from financing activities:
Policyholder contract deposits                  4,505,638    5,190,761
Policyholder contract withdrawals              (2,923,754)  (3,411,032)
Purchase of treasury stock                        (26,527)           0
Net cash provided by financing activities       1,555,357    1,779,729

Net increase (decrease) in cash
  and cash equivalents                          8,872,338   (1,524,662)
Cash and cash equivalents
  at beginning of period                       16,105,933   17,326,235
Cash and cash equivalents
  at end of period                           $ 24,978,271 $ 15,801,573

                           See accompanying notes.

                    UNITED TRUST, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by United Trust Inc. ("UTI") and its consolidated subsidiaries ("Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate to make the information presented not be misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto presented in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

The information furnished reflects, in the opinion of the Company, all adjustments (which include only normal and recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company's future financial condition.

At March 31, 1998, the parent, significant subsidiaries and affiliates of United Trust Inc. were as depicted on the following organizational chart.


                      ORGANIZATIONAL CHART
                      AS OF MARCH 31, 1998


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

2.  INVESTMENTS

As of March 31, 1998, fixed maturities and fixed maturities held for sale represented 82% of total invested assets. As prescribed by the various state insurance department statutes and regulations, the insurance companies' investment portfolio is required to be invested in investment grade securities to provide ample protection for policyholders. The Company does not invest in so-called "junk bonds" or derivative investments. The liabilities of the insurance companies are predominantly long term in nature and therefore, the companies invest primarily in long term fixed maturity investments. The Company has analyzed its fixed maturity portfolio and reclassified those securities expected to be sold prior to maturity as investments held for sale. The investments held for sale are carried at market. Management has the intent and ability to hold its fixed maturity portfolio to maturity and as such carries these securities at amortized cost. As of March 31, 1998, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.


3.   NOTES PAYABLE

At  March  31, 1998 and December 31, 1997, the Company has $21,511,706  and
$21,460,223  in  long-term  debt outstanding, respectively.   The  debt  is
comprised of the following components:

                                   1998           1997

Senior debt                 $     6,900,000 $     6,900,000
Subordinated 10 yr. notes         5,746,774       5,746,774
Subordinated 20 yr. notes         3,902,582       3,902,582
Convertible notes                 2,560,000       2,560,000
Other notes payable               2,392,686       2,350,867
                            $    21,511,706 $    21,460,223


A.  SENIOR DEBT

The senior debt is through First of America Bank - Illinois NA and is subject to a credit agreement. The debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate." The base rate at March 31, 1998 was 8.5%. Interest is paid quarterly. Principal payments of $1,000,000 are due in May of each year, with a final payment due May 8, 2005. On November 8, 1997, the Company prepaid the May 1998 principal payment.

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

B.  SUBORDINATED DEBT

The subordinated debt was incurred June 16, 1992 as a part of the acquisition of the now dissolved Commonwealth Industries Corporation,
(CIC). The 10-year notes bear interest at the rate of 7 1/2% per annum, payable semi-annually beginning December 16, 1992. These notes, except for one $840,000 note, provide for principal payments equal to 1/20th of the principal balance due with each interest installment beginning December 16, 1997, with a final payment due June 16, 2002. The aforementioned $840,000 note provides for a lump sum principal payment due June 16, 2002. In June 1997, the Company refinanced a $204,267 subordinated 10-year note as a subordinated 20-year note bearing interest at the rate of 8.75% per annum. The repayment terms of the refinanced note are the same as the original subordinated 20 year notes. The original 20-year notes bear interest at the rate of 8 1/2% per annum on $3,397,620 and 8.75% per annum on $504,962 (of which the $204,267 note refinanced in the current year is included), payable semi-annually with a lump sum principal payment due June 16, 2012.

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

As partial proceeds in the acquisition of common stock from certain officers and directors in the third quarter of 1997, the Company issued unsecured promissory notes. These notes bear interest at 1% over prime with interest payments due quarterly. Principal comes due at varying times with $150,000 maturing on January 31, 1999, $1,654,507 maturing on July 31, 2005 and one note of $70,392 requiring annual principal reductions of $10,000 until maturity on September 23, 2004. The interest rates were deemed favorable to UTI and as a result, the Company has discounted the notes to reflect a 15% effective rate of interest for financial statement purposes. The notes have a total face maturity value of $1,874,899 and a discounted value at March 31, 1998 of $1,510,530.

On January 16, 1998, the Company acquired 7,579 shares of UTI common stock from the estate of Robert Webb, a former director, for $26,527 and a promissory note valued at $41,819 due January 16, 2005. The note bears interest at a rate of 1% over prime, with interest due quarterly and principal due on maturity.

Scheduled principal reductions on the Company's debt for the next five years is as follows:

              Year      Amount

              1998   $   526,504
              1999     1,826,504
              2000     1,526,504
              2001     1,526,504
              2002     4,690,758


4.  CAPITAL STOCK TRANSACTIONS

A.  STOCK OPTION PLAN

In 1985, the Company initiated a nonqualified stock option plan for employees, agents and directors of the Company under which options to purchase up to 44,000 shares of UTI's common stock are granted at a fixed price of $.20 per share. Through March 31, 1998 options for 42,438 shares were granted and exercised. Options for 1,562 shares remain available for grant.

A summary of the status of the Company's stock option plan through March 31, 1998 and March 31, 1997 is presented below.

                            1998              1997
                          Exercise           Exercise
                      Shares    Price   Shares     Price
  Outstanding at
    beginning of year  1,562   $ 0.20    1,562   $ 0.20
  Granted                  0     0.00        0     0.00
  Exercised                0     0.00        0     0.20
  Forfeited                0     0.00        0     0.00
  Outstanding at
    end of period      1,562   $ 0.20    1,562   $ 0.20

  Options exercisable
    at end of period   1,562   $ 0.20    1,562   $ 0.20
  Fair value of options
    granted during
    the period                 $ 0.00            $ 0.00


   The following information applies to options outstanding at March 31, 1998:

  Number outstanding                              1,562
  Exercise price                                 $ 0.20
  Remaining contractual life                 Indefinite


B.  DEFERRED COMPENSATION PLAN

UTI and FCC established a deferred compensation plan during 1993 pursuant to which an officer or agent of FCC, UTI or affiliates of UTI, could defer a portion of their income over the next two and one-half years in return for a deferred compensation payment payable at the end of seven years in the amount equal to the total income deferred plus interest at a rate of approximately 8.5% per annum and a stock option to purchase shares of common stock of UTI. At the beginning of the deferral period an officer or agent received an immediately exercisable option to purchase 2,300 shares of UTI common stock at $17.50 per share for each $25,000 ($10,000 per year for two and one-half years) of total income deferred. The option expires on December 31, 2000. A total of 105,000 options were granted in 1993 under this plan. As of March 31, 1998 no options were exercised. At March 31, 1998 and December 31, 1997, the Company held a liability of $1,405,544 and $1,376,384, respectively, relating to this plan. At March 31, 1998, UTI common stock had a bid price of $9.375 and an ask price of $9.875 per share.

The following information applies to deferred compensation plan stock options outstanding at March 31, 1998:

  Number outstanding                                 105,000
  Exercise price                                      $17.50
  Remaining contractual life                         3 years


C.  CONVERTIBLE NOTES

On July 31, 1997, United Trust Inc. issued convertible notes for cash in the amount of $2,560,000 to seven individuals, all officers or employees of United Trust Inc. The notes bear interest at a rate of 1% over prime, with interest payments due quarterly and principal due upon maturity of July 31, 2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years. As of
March 31, 1998, the notes were convertible into 204,800 shares of UTI common stock with no conversion privileges having been exercised. At March 31, 1998, UTI common stock had a bid price of $9.375 and an ask price of $9.875 per share.

D.  PURCHASE OF TREASURY STOCK

On January 16, 1998, the Company acquired 7,579 shares of UTI common stock from the estate of Robert Webb, a former director, for $26,527 and a promissory note valued at $41,819 due January 16, 2005. The note bears interest at a rate of 1% over prime, with interest due quarterly and principal due on maturity.


5.   EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations as presented on the income statement.

                              For the period ended March 31, 1998
                                 Income            Shares        Per-Share
                               (Numerator)      (Denominator)     Amount

BASIC EPS
Income available to common    $  114,441          1,628,547      $ 0.07
 shareholders

EFFECT OF DILUTIVE
SECURITIES
Convertible notes                 38,979            204,800
Options                                               1,562

DILUTED EPS
Income available to common    $  153,420          1,834,909      $ 0.08
 shareholders + assumed
 conversions



                                 For the period ended March 31, 1997
                                Income             Shares       Per-Share
                              (Numerator)       (Denominator)     Amount

BASIC EPS
Income available to common    $  47,026          1,870,094      $ 0.03
 shareholders

EFFECT OF DILUTIVE
SECURITIES
Options                                              1,562

DILUTED EPS
Income available to common    $  47,026          1,871,656     $ 0.03
 shareholders + assumed
 conversions



UTI has stock options outstanding during the first quarter of 1998 and 1997 for 105,000 shares of common stock at $17.50 per share that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

6.  COMMITMENTS AND CONTINGENCIES

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


7.   OTHER CASH FLOW DISCLOSURE

On a cash basis, the Company paid $285,784 and $216,650 in interest expense during the first quarter of 1998 and 1997, respectively. The Company paid no federal income tax in the first quarter of 1998 and $60,044 of federal income tax in the first quarter of 1997.

As partial proceeds for the acquisition of treasury common stock of UTI during 1998, UTI issued promissory notes of $41,819 due January 16, 2005.


8.   PROPOSED MERGER OF UNITED TRUST, INC. AND UNITED INCOME, INC.

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


9.   PENDING CHANGE IN CONTROL OF UNITED TRUST, INC.

On April 30, 1998, UTI and First Southern Funding, a Kentucky corporation ("FSF"), signed a Definitive Agreement ("the FSF Agreement") whereby FSF will  make  an  equity  investment in UTI.  Under  the  terms  of  the  FSF
Agreement,  FSF  will  buy 473,523 authorized but unissued  shares  of  UTI common stock for $15.00 a share and will also buy 389,715 shares of UTI common stock that UTI purchased during the last year in private transactions at the average price UTI paid for such stock, plus interest, or approximately $10.00 per share. FSF will also purchase 66,667 shares of UTI common stock and $2,560,000 of face amount convertible bonds which are due and payable on any change in control of UTI, in private transactions, primarily from officers of UTI. In addition, FSF will be granted a three year option to purchase up to 1,450,000 shares of UTI common stock for $15.00 per share.

Management of UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is not expected to be completed before July 31, 1998, and there can be no assurance that the transaction will be completed.

FSF is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns five banks that operate out of 14 locations in central Kentucky.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report. The Company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of UTI and its subsidiaries at March 31, 1998.


RESULTS OF OPERATIONS

FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

(a)    REVENUES

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased 9% when comparing 1998 to 1997. The Company currently writes little new traditional business, consequently, traditional premiums will decrease as the amount of traditional business in-force decreases. Collected premiums on universal life and interest sensitive products is not reflected in premiums and policy revenues because Generally Accepted Accounting Procedures ("GAAP") requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless the Company acquires a block of in-force business or marketing changes its focus to traditional business, premium revenue will continue to decline.

Another cause for the decrease in premium revenues is related to the potential change in control of UTI over the last two years to two different parties. During September of 1996, it was announced that control of UTI would pass to an unrelated party, but the change in control did not materialize. At this writing, negotiations are progressing with a different unrelated party for the change in control of UTI. Please refer to the Notes to the Consolidated Financial Statements for additional information. The possible changes and resulting uncertainties have hurt the insurance companies' ability to recruit and maintain sales agents.

Net investment income decreased 3% when comparing 1998 to 1997. The decrease in net investment income is due to the decrease in invested assets. Although, net investment income decreased, overall investment yields increased from 7% in 1997 to 7.3% in 1998. During the first quarter of 1998, the Company had maturities of approximately $15,000,000 from the fixed maturity portfolio. Of these maturities, approximately $10,000,000 was reinvested in fixed maturities and the remaining funds were placed in interest bearing cash equivalent accounts. The Company's investment advisor is anticipating a favorable shift, in the near future, of fixed maturity yields. The increase in cash is a short-term fluctuation. The Company anticipates the purchase of additional long-term fixed maturities in the near future.

The overall investment yields for 1998 and 1997, are 7.3% and 7%, respectively. The Company's investments are generally managed to match related insurance and policyholder liabilities. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, which currently is the Company's primary sales product. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads. It is expected that monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on the insurance policies the Company currently has in force and will write in the future.

The Company had realized investment gains of $92,248 in the first quarter of 1998, compared to a realized investment loss of $6,136 in the first quarter of 1997. The current quarter investment gain can be attributed to a sale of real estate property for a profit of $82,024. The Company had other gains and losses during the period that comprised the remaining amount reported but were immaterial in nature on an individual basis.

(b)    EXPENSES

Life  benefits,  net of reinsurance benefits and claims, decreased  13%  in
1998 as compared to 1997. The decrease in premium revenues resulted in lower benefit reserve increases in 1998. In addition, policyholder benefits decreased due to a decrease in death benefit claims of $607,000 from the prior period. There is no single event that caused mortality to decrease. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.

Operating expenses decreased 14% in 1998 compared to 1997. The decrease in operating expenses is due to the decrease in salaries. The decrease in salaries is due to a 10% reduction in staff compared to the previous year, including the retirement of an executive officer.

Interest expense increased 18% in 1998 compared to 1997. Since March 31, 1997, notes payable increased approximately $1,938,000. The increase in outstanding indebtedness was due to the issuance of convertible notes to seven individuals, all officers or employees of UTI. In March 1997, the base interest rate for most of the notes payable increased a quarter of a point. The base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank. Please refer to Note 3 "Notes Payable" in the Consolidated Notes to the Financial Statements for more information.


(c)    NET INCOME

The Company had a net income of $114,441 in 1998 compared to $47,026 in 1997. The improvement is directly related to the decrease in life benefits and operating expenses.


FINANCIAL CONDITION

The financial condition of the Company has changed very little since December 31,1997. Total shareholder's equity decreased 1% as of March 31, 1998 compared to December 31, 1997.

Investments represent approximately 61% and 64% of total assets at March 31, 1998 and December 31, 1997, respectively. Accordingly, investments are the largest asset group of the Company. The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, and the Company's business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and corporate securities rated investment grade by established nationally recognized rating organizations.

The liabilities are predominantly long-term in nature and therefore, the Company invests in long-term fixed maturity investments that are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or "junk bonds". As of March 31, 1998, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities it may sell and classified them as "investments held for sale". Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.


LIQUIDITY AND CAPITAL RESOURCES

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and the servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 7% and 5% as of March 31, 1998, and December 31, 1997, respectively. Fixed maturities as a percentage of total invested assets were 82% as of March 31, 1998 and December 31, 1997.

Future policy benefits are primarily long-term in nature and therefore, the Company's investments are predominantly in long-term fixed maturity investments such as bonds and mortgage loans which provide sufficient return to cover these obligations. The Company has the ability and intent to hold these investments to maturity; consequently, the Company's investment in long-term fixed maturities is reported in the financial statements at their amortized cost.

Many of the Company's products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds. With respect to such products, surrender charges are generally sufficient to cover the Company's unamortized deferred policy acquisition costs with respect to the policy being surrendered.

Cash provided by (used in) operating activities was $309,381 and ($504,803) in 1998 and 1997, respectively. The net cash provided by (used in)
operating  activities  plus net policyholder contract  deposits  after  the payment of policyholder withdrawals equaled $1,891,265 in 1998 and $1,274,926 in 1997. Management utilizes this measurement of cash flows as an indicator of the performance of the Company's insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities when reporting on cash flows.

Cash provided by (used in) investing activities was $7,007,600 and ($2,799,588), for 1998 and 1997, respectively. The most significant aspect of cash provided by (used in) investing activities are the fixed maturity transactions. Fixed maturities account for 90% and 73% of the total cost of investments acquired in 1998 and 1997, respectively. The Company has not directed its investable funds to so-called "junk bonds" or derivative investments.

Net cash provided by financing activities was $1,555,357 and $1,779,729 for 1998 and 1997, respectively. Policyholder contract deposits decreased 13% in 1998 compared to 1997. Policyholder contract withdrawals has decreased 14% in 1998 compared to 1997. The change in policyholder contract withdrawals is not attributable to any one significant event. Factors that influence policyholder contract withdrawals are fluctuation of interest rates, competition and other economic factors.

At March 31, 1998, the Company had a total of $21,511,706 in long-term debt outstanding. Long-term debt principal reductions are approximately $1.5 million per year over the next several years. The senior debt is through First of America Bank - NA and is subject to a credit agreement. The debt bears interest to a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate". The base rate at issuance of the loan was 8.25%. The base rate changed to 8.5% on March 1, 1997. Interest is paid quarterly and principal payments of $1,000,000 are due in May of each year, with a final payment due May 8, 2005. On November 8, 1997, the Company prepaid the $1,000,000 May 8,1998, principal payment.

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

As of March 31, 1998 the Company has a total $29,894,202 of cash and cash equivalents, short-term investments and investments held for sale in comparison to $21,511,706 of notes payable. UTI and FCC service this debt through existing cash balances and management fees received from the insurance subsidiaries. FCC is further able to service this debt through dividends it may receive from UG.

Since UTI is a holding company, funds required to meet its debt service requirements and other expenses are primarily provided by its subsidiaries. On a parent only basis, UTI's cash flow is dependent on revenues from a management agreement with UII and its earnings received on invested assets and cash balances. At March 31, 1998, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. Cash requirements of UTI primarily relate to servicing its long-term debt. The Company's insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the company is domiciled. UTI is the ultimate parent of UG through ownership of several intermediary holding companies. UG can not pay a dividend directly to UTI due to the ownership structure. Please refer to Note 1 of the Notes to the Consolidated Financial Statements. UG's dividend limitations are described below without effect of the ownership structure.

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


YEAR 2000 ISSUE

The "Year 2000 Issue" is the inability of computers and computing technology to recognize correctly the Year 2000 date change. The problem results from a long-standing practice by programmers to save memory space by denoting Years using just two digits instead of four digits. Thus, systems that are not Year 2000 compliant may be unable to read dates correctly after the Year 1999 and can return incorrect or unpredictable results. This could have a significant effect on the Company's business/financial systems as well as products and services, if not corrected.

The Company established a project to address year 2000 processing concerns in September of 1996. In 1997 the Company completed the review of the Company's internally and externally developed software, and made corrections to all year 2000 non-compliant processing. The Company also secured verification of current and future year 2000 compliance from all major external software vendors. In December of 1997, a separate computer operating environment was established with the system dates advanced to December of 1999. A parallel model office was established with all dates in the data advanced to December of 1999. Parallel model office processing is being performed using dates from December of 1999 to January of 2001, to insure all year 2000 processing errors have been corrected. Testing was completed by the end of the first quarter of 1998. Periodic regression testing will be performed to monitor continuing compliance. By addressing year 2000 compliance in a timely manner, compliance will be achieved using existing staff and without significant impact on the Company operationally or financially.


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


PENDING CHANGE IN CONTROL OF UNITED TRUST, INC.

On April 30, 1998, UTI and First Southern Funding, a Kentucky corporation ("FSF"), signed a Definitive Agreement ("the FSF Agreement") whereby FSF will  make  an  equity  investment in UTI.  Under  the  terms  of  the  FSF
Agreement,  FSF  will  buy 473,523 authorized but unissued  shares  of  UTI common stock for $15.00 a share and will also buy 389,715 shares of UTI common stock that UTI purchased during the last year in private transactions at the average price UTI paid for such stock, plus interest, or approximately $10.00 per share. FSF will also purchase 66,667 shares of UTI common stock and $2,560,000 of face amount convertible bonds which are due and payable on any change in control of UTI, in private transactions, primarily from officers of UTI. In addition, FSF will be granted a three year option to purchase up to 1,450,000 shares of UTI common stock for $15.00 per share.

Management of UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is not expected to be completed before July 31, 1998, and there can be no assurance that the transaction will be completed.

FSF is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns five banks that operate out of 14 locations in central Kentucky.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Any forward-looking statement contained herein or in any other oral or written statement by the company or any of its officers, directors or employees is qualified by the fact that actual results of the company may differ materially from any such statement due to the following important factors, among other risks and uncertainties inherent in the company's business:

1. Prevailing interest rate levels, which may affect the ability of the company to sell its products, the market value of the company's investments and the lapse ratio of the company's policies, notwithstanding product design features intended to enhance persistency of the company's products.

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


Pending Change in Control of United Trust, Inc.

On April 30, 1998, UTI and First Southern Funding, a Kentucky corporation ("FSF"), signed a Definitive Agreement ("the FSF Agreement") whereby FSF will  make  an  equity  investment in UTI.  Under  the  terms  of  the  FSF
Agreement,  FSF  will  buy 473,523 authorized but unissued  shares  of  UTI common stock for $15.00 a share and will also buy 389,715 shares of UTI common stock that UTI purchased during the last year in private transactions at the average price UTI paid for such stock, plus interest, or approximately $10.00 per share. FSF will also purchase 66,667 shares of UTI common stock and $2,560,000 of face amount convertible bonds which are due and payable on any change in control of UTI, in private transactions, primarily from officers of UTI. In addition, FSF will be granted a three year option to purchase up to 1,450,000 shares of UTI common stock for $15.00 per share.

Management of UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is not expected to be completed before July 31, 1998, and there can be no assurance that the transaction will be completed.

FSF is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns five banks that operate out of 14 locations in central Kentucky.


ITEM 6. EXHIBITS


The Company hereby incorporates by reference the exhibits as reflected in the Index to Exhibits of the Company's Form 10-K for the year ended December 31, 1997.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                            UNITED TRUST, INC.
                               (Registrant)










Date:   May 12, 1998               By   /s/ James E. Melville
                                     James E. Melville
                                     President, Chief Operating Officer
                                        and Director








Date:   May 12, 1998               By   /s/ Theodore C. Miller
                                     Theodore C. Miller
                                     Senior Vice President
                                        and Chief Financial Officer