Form 10-K/A
period 1997-12-31
UNITED TRUST INC /IL/
filed 1998-06-03
CIK 832480

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-K/A

                           AMENDMENT NUMBER 1 TO
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997Commission File Number 0-16867

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

                              Amendment No. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its December 31, 1997 filing of Form 10-K as set forth in the pages attached hereto:

          Each amendment as shown on the index page is amended to
          replace   the  existing  item,  statement  or   exhibit
          reflected in the December 31, 1997 Form 10-K filing.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this amendment to be signed on its behalf by the undersigned , thereunto duly authorized.

                                            UNITED TRUST, INC.

                                                (Registrant)



                                   By:  /s/ James E. Melville
                                        James E. Melville
                                        President and Chief
                                        Operating Officer



                                   By:  /s/ Theodore C. Miller
                                        Senior Vice President and
                                        Chief Financial Officer
Date:     June 1, 1998

                            UNITED TRUST, INC.

                                FORM 10-K/A

                                   INDEX




PART I

ITEM 1.   BUSINESS

               Products                                              3

               Marketing                                             4


PART II

ITEM 7.   MANAGEMENT'S  DISCUSSION  AND   ANALYSIS   OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS           5-18

PART I, ITEM I, BUSINESS, PRODUCTS OF UTI SHOULD BE AMENDED AS FOLLOWS:

PRODUCTS

The Company's portfolio consists of two universal life insurance products. Universal life insurance is a form of permanent life insurance that is characterized by its flexible premiums, flexible face amounts, and unbundled pricing factors. The primary universal life insurance product is referred to as the "Century 2000". This product was introduced to the marketing force in 1993 and has become the cornerstone of current marketing. This product has a minimum face amount of $25,000 and currently credits 6% interest with a guaranteed rate of 4.5% in the first 20 years and 3% in years 21 and greater. The policy values are subject to a $4.50 monthly policy fee, an administrative load and a premium load of 6.5% in all years. The premium load is a general expense charge which is added to a policy's net premium to cover the insurer's cost of doing business. The administrative load and surrender charge are based on the issue age, sex and rating class of the policy. A surrender charge is effective for the first 14 policy years. In general, the surrender charge is very high in the first couple of years and then declines to zero at the end of 14 years. Policy loans are available at 7% interest in advance. The policy's accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan.

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

The Company markets other products, none of which is significant to operations. The Company has a variety of policies in force different from those which are currently being marketed. The previously defined Universal life and interest sensitive whole life, which is a type of indeterminate premium life insurance which provides that the policy's cash value may be greater than that guaranteed if changing assumptions warrant an increase, business account for approximately 46% of the insurance in force. Approximately 29% of the insurance in force is participating business, which represents policies under which the policyowner shares in the insurance companies divisible surplus. The Company's average persistency rate for its policies in force for 1997 and 1996 has been 89.4% and 87.9%, respectively. The Company does not anticipate any material fluctuations in these rates in the future that may result from competition.

Interest-sensitive life insurance products have characteristics similar to annuities with respect to the crediting of a current rate of interest at or above a guaranteed minimum rate and the use of surrender charges to discourage premature withdrawal of cash values. Universal life insurance policies also involve variable premium charges against the policyholder's account balance for the cost of insurance and administrative expenses. Interest-sensitive whole life products generally have fixed premiums. Interest-sensitive life insurance products are designed with a combination of front-end loads, periodic variable charges, and back-end loads or surrender charges. Traditional life insurance products have premiums and benefits predetermined at issue; the premiums are set at levels that are designed to exceed expected policyholder benefits and Company expenses. Participating business is traditional life insurance with the added feature of an annual return of a portion of the premium paid by the policyholder through a policyholder dividend. This dividend is set annually by the Board of Directors of each insurance company and is completely discretionary.



PART I, ITEM I, BUSINESS, MARKETING OF UTI SHOULD BE AMENDED AS FOLLOWS:

MARKETING

The Company markets its products through separate and distinct agency forces. The Company has approximately 45 captive agents who actively write new business, and 15 independent agents who primarily service their existing customers. Captive agents work under an ordinary agency distribution system which relies on career agents to sell and service insurance and annuity policies of a single company. Independent agents work under a brokerage distribution system which relies on brokers to distribute the insurance and annuity policies of more than one company. Both captive and independent agents work on a contractual basis and are paid commissions on a percentage of premiums written. No individual sales agent accounted for over 10% of the Company's premium volume in 1997. The Company's sales agents do not have the power to bind the Company.

Marketing is based on referrals from existing policyholders and new prospect lists obtained from newly recruited sales agents. Recruiting of sales agents is based on referrals from existing agents and the invitation to attend our Company's comprehensive training school. The industry has experienced a downward trend in the total number of agents who sell insurance products, and competition for the top sales producers has intensified. As this trend appears to continue, the recruiting focus of the Company has been on introducing quality individuals to the insurance industry through an extensive internal training program. The Company feels this approach is conducive to the mutual success of our new recruits and the Company as these recruits market our products in a professional, company structured manner.

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

In  1997 $38,471,452 of total direct premium was written by USA, ABE,  APPL
and  UG.   Ohio  accounted for 35%, Illinois accounted for  21%,  and  West
Virginia accounted for 10% of total direct premiums collected.

New business production has decreased 15% from 1995 to 1996 and 43% from 1996 to 1997. Several factors have had a significant impact on new business production. Over the last two years there has been the possibility of a change in control of UTI. In September of 1996, an agreement was reached effecting a change in control of UTI to an unrelated party. The transaction did not materialize. At this writing negotiations are progressing with a different unrelated party for change in control of UTI. Please refer to note 17 in the Notes to the Consolidated Financial

Statements for additional information. The possible changes in control, and the uncertainty surrounding each potential event, have hurt the insurance Companies' ability to attract and maintain sales agents. In addition, increased competition for consumer dollars from other financial institutions, product Illustration guideline changes by State Insurance Departments, and a decrease in the total number of insurance sales agents in the industry, have all had an impact, given the relatively small size of the Company.

Management recognizes the aforementioned challenges and is responding. The potential change in control of the Company is progressing, bringing the possibility for future growth, efforts are being made to introduce additional products, and the recruitment of quality individuals for intensive sales training, are directed at reversing current marketing trends.



AMEND PART II , ITEM 7 AS FOLLOWS:

UTI MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997

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


RESULTS OF OPERATIONS

1997 COMPARED TO 1996

(a)    REVENUES

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased 7% when comparing 1997 to 1996. The Company currently writes little new traditional business, consequently, traditional premiums will decrease as the amount of traditional business in-force decreases. Collected premiums on universal life and interest sensitive products is not reflected in premiums and policy revenues because Generally Accepted Accounting Procedures ("GAAP") requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless the Company acquires a block of in-force business or marketing changes its focus to traditional business, premium revenue will continue to decline at a rate consistent with prior experience.

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

New business production decreased significantly over the last two years. New business production decreased 43% or $3,935,000 when comparing 1997 to 1996. In recent years, the insurance industry as a whole has experienced a decline in the total number of agents who sell insurance products, therefore competition has intensified for top producing sales agents. The relatively small size of our companies, and the resulting limitations, have made it challenging to compete in this area.

A positive impact on premium income is the improvement of persistency. Persistency is a measure of insurance in force retained in relation to the previous year. The Companies' average persistency rate for all policies in force for 1997 and 1996 has been approximately 89.4% and 87.9%, respectively.

Net investment income decreased 6% when comparing 1997 to 1996. The decrease relates to the decrease in invested assets from a coinsurance agreement. The Company's insurance subsidiary UG entered into a coinsurance agreement with First International Life Insurance Company ("FILIC"), an unrelated party, as of September 30, 1996. During 1997, FILIC changed its name to Park Avenue Life Insurance Company ("PALIC"). Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to non-premium paying life insurance policies. At closing of the transaction, UG received a coinsurance credit of $28,318,000 for policy liabilities covered under the agreement. UG transferred assets equal to the credit received. This transfer included policy loans of $2,855,000 associated with policies under the agreement and a net cash transfer of $19,088,000, after deducting the ceding commission due UG of $6,375,000. To provide the cash required to be transferred under the agreement, the Company sold $18,737,000 of fixed maturity investments.

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

Commissions and amortization of deferred policy acquisition costs decreased 14% in 1997 compared to 1996. The decrease is due primarily due to a reduction in commissions paid. Commissions decreased 19% in 1997 compared to 1996. The decrease in commissions was due to the decline in new business production. There is a direct relationship between premium revenues and commission expense. First year premium production decreased 43% and first year commissions decreased 33% when comparing 1997 to 1996. Amortization of deferred policy acquisition costs decreased 6% in 1997 compared to 1996. Management would expect commissions and amortization of deferred policy acquisition costs to decrease in the future if premium revenues continue to decline.

Amortization of cost of insurance acquired decreased 57% in 1997 compared to 1996. Cost of insurance acquired is amortized in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The Company did not have any charge-offs during the periods covered by this report. The decrease in amortization during the current period is a normal fluctuation due to the expected future profits. Amortization of cost of insurance acquired is particularly sensitive to changes in persistency of certain blocks of insurance in-force. The improvement of persistency during the year had a positive impact on amortization of cost of insurance acquired. Persistency is a measure of insurance in force retained in relation to the previous year. The Company's average persistency rate for all policies in force for 1997 and 1996 has been approximately 89.4% and 87.9%, respectively.

Operating expenses decreased 23% in 1997 compared to 1996. The decrease in operating expenses is directly related to settlement of certain litigation in December of 1996. The Company incurred legal costs of $0, $906,000 and $687,000 in 1997, 1996 and 1995, respectively in relation to the settlement of the non-standard insurance policies.

Interest expense increased 5% in 1997 compared to 1996. Since December 31, 1996, notes payable increased approximately $1,886,000. Average outstanding indebtedness was $20,517,000 with an average cost of 8.9% in 1997 compared to average outstanding indebtedness of 20,510,000 with an average cost of 8.5% in 1996. The increase in outstanding indebtedness was due to the issuance of convertible notes to seven individuals, all officers or employees of UTI. In March 1997, the base interest rate for most of the notes payable increased a quarter of a point. The base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank. Please refer to Note 12 "Notes Payable" in the Consolidated Notes to the Financial Statements for more information.


(c)    NET LOSS

The Company had a net loss of $559,000 in 1997 compared to a net loss of $938,000 in 1996. The improvement is directly related to the decrease in life benefits and operating expenses primarily associated with the 1996 settlement and other related costs of the non-standard life insurance policies.


1996 COMPARED TO 1995

(a)    REVENUES

Premium and policy fee revenues, net of reinsurance premium, decreased 7% when comparing 1996 to 1995. The decrease in premium income is primarily attributed to a 15% decrease in new business production. The Company changed its marketing strategy from traditional life insurance products to universal life insurance products. Universal life and interest sensitive products contribute only the risk charge to premium income, however traditional insurance products contribute all monies received to premium income. The Company changed its marketing strategy to remain competitive based on consumer demand.

In addition, the Company changed its focus from primarily a broker agency distribution system to a captive agent system. Business written by the broker agency force, in recent years, did not meet Company expectations. With the change in focus of distribution systems, most of the broker agents were terminated. (The termination of the broker agency force caused a non-recurring write down of the value of agency force asset in 1995, see discussion of amortization of agency force for further details.). The change in distribution systems effectively reduced the total number of agents representing and producing business for the Company. Broker agents sell insurance and related products for several companies. Captive agents sell for only one company.

A positive impact on premium income is the improvement of persistency. Persistency is a measure of insurance in force retained in relation to the previous year. The Companies' average persistency rate for all policies in force for 1996 and 1995 has been approximately 87.9% and 87.3%, respectively.

Net investment income increased 3% when comparing 1996 to 1995. The overall investment yields for 1996 and 1995 are 7.29% and 7.12%, respectively. The improvement in investment yield is primarily attributed to fixed maturity investments. Cash generated from the sales of universal life insurance products, has been invested primarily in our fixed investment portfolio.

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

Commissions and amortization of deferred policy acquisition costs decreased 14% in 1996 compared to 1995. The decrease is due to a decrease in commissions expense. Commissions decreased 15% in 1996 compared to 1995. The decrease in commissions was due to the decline in new business production. There is a direct relationship between premium revenues and commission expenses. First year premium production decreased 15% and first year commissions decreased 32% when comparing 1996 to 1995. Amortization of deferred policy acquisition costs decreased 12% in 1996 compared to 1995. Management expects commissions and amortization of deferred policy acquisition costs to decrease in the future if premium revenues continue to decline.

Amortization of cost of insurance acquired increased 25% in 1996 compared to 1995. Cost of insurance acquired is amortized in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The Company did not have any charge-offs during the periods covered by this report. The increase in amortization during the current period is a normal fluctuation due to the expected future profits. Amortization of cost of insurance acquired is particularly sensitive to changes in persistency of certain blocks of insurance in-force.

The Company reported a non-recurring write down of value of agency force of $0 and $8,297,000 in 1996 and 1995, respectively. The write down was directly related to the Company's change in distribution systems. The Company changed its focus from primarily a broker agency distribution system to a captive agent system. Business produced by the broker agency force in recent years did not meet Company expectations. With the change in focus of distribution systems, most of the broker agents were terminated. The termination of most of the agents involved in the broker agency force caused management to re-evaluate and write-off the value of the agency force carried on the balance sheet.

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

Investment real estate and real estate acquired in satisfaction of debt decreased slightly in 1997 compared to 1996. Investment real estate holdings represent approximately 3% of the total assets of the Company. Total investment real estate is separated into three categories:
Commercial 38%, Residential Development 47% and Foreclosed Properties 15%.

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

Deferred  policy acquisition costs decreased 6% in 1997 compared  to  1996.
Deferred  policy  acquisition costs, which vary  with,  and  are  primarily related to producing new business, are referred to as ("DAC"). DAC consists primarily of commissions and certain costs of policy issuance and underwriting, net of fees charged to the policy in excess of ultimate fees charged. To the extent these costs are recoverable from future profits, the Company defers these costs and amortizes them with interest in relation to the present value of expected gross profits from the contracts, discounted using the interest rate credited by the policy. The Company had $586,000 in policy acquisition costs deferred, $425,000 in interest accretion and $1,735,636 in amortization in 1997. The Company did not recognize any impairment during the period.

Cost of insurance acquired decreased 5% in 1997 compared to 1996. At December 31, 1997, cost of insurance acquired was $41,523,000 and amortization totaled $2,394,000 for the year. When an insurance company is acquired, the Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition. The cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies. Cost of Insurance Acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits.

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

Income taxes payable and deferred income taxes payable increased 7% in 1997 compared to 1996. The change in deferred income taxes payable is attributable to temporary differences between Generally Accepted Accounting Principles ("GAAP") and tax basis accounting. Federal income taxes are discussed in more detail in Note 3 of the Consolidated Notes to the Financial Statements.

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


(c)  SHAREHOLDERS' EQUITY

Total shareholders' equity decreased 15% in 1997 compared to 1996. The decrease is attributable to the Company's acquisition of treasury stock. As indicated in the notes payable paragraph above, on July 31, 1997 UTI issued convertible notes totaling $2,560,000. The notes were issued to provide UTI with additional funds to be used for the following purposes.

A portion of the proceeds in combination with debt instruments were used to acquire approximately 16% of the Larry E. Ryherd and family stock holdings in UTI. This transaction reduced the largest shareholder's stock holdings for the purpose of making UTI stock more attractive to the investment community.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and the servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 5% as of December 31, 1997and 1996, respectively. Fixed maturities as a percentage of total invested assets were 82% as of December 31, 1997and 1996..

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

Cash provided by operating activities was $23,000, $3,140,000 and 486,000 in 1997, 1996 and 1995, respectively. The net cash provided by operating activities plus net policyholder contract deposits after the payment of policyholder withdrawals equaled $3,412,000 in 1997, $9,952,000 in 1996 and $9,499,000 in 1995. Management utilizes this measurement of cash flows as an indicator of the performance of the Company's insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities when reporting on cash flows.

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

Net cash provided by (used in) financing activities was $1,746,000, ($14,150,000) and $8,408,000 for 1997, 1996 and 1995, respectively. The change between 1997 and 1996 is due to a coinsurance agreement with FILIC as of September 30, 1996. At closing of the transaction, UG received a reinsurance credit of $28,318,000 for policy liabilities covered under the agreement. UG transferred assets equal to the credit received. This transfer included policy loans of $2,855,000 associated with policies under the agreement and a net cash transfer of $19,088,000 after deducting the ceding commission due UG of $6,375,000.

Policyholder contract deposits decreased 20% in 1997 compared to 1996, and decreased 11% in 1996 when compared to 1995. Policyholder contract withdrawals has decreased 6% in 1997 compared to 1996, and decreased 4% in 1996 compared to 1995.. The change in policyholder contract withdrawals is not attributable to any one significant event. Factors that influence policyholder contract withdrawals are fluctuation of interest rates, competition and other economic factors.

At December 31, 1997, the Company had a total of $21,460,000 in long-term debt outstanding. Long-term debt principal reductions are approximately $1.5 million per year over the next several years. The senior debt is through First of America Bank - NA and is subject to a credit agreement. The debt bears interest to a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate". The base rate at issuance of the loan was 8.25%, until March of 1997, when it changed to 8.5%. The base rate has remained unchanged at 8.5% through the date of this filing. Interest is paid quarterly and principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. On November 8, 1997, the Company prepaid the $1,000,000 May 8,1998, principal payment.

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

On July 31, 1997, United Trust Inc. issued convertible notes totaling $2,560,000 to seven individuals, all officers or employees of United Trust Inc. The notes bear interest at a rate of 1% over prime, which has remained unchanged at 8.5%, with interest payments due quarterly and principal due upon maturity of July 31, 2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years. As of December 31, 1997, the notes were convertible into 204,800 shares of UTI common stock with no conversion privileges having been exercised.

As of December 31, 1997 the Company has a total $22,575,000 of cash and cash equivalents, short-term investments and investments held for sale in comparison to $21,460,000 of notes payable. UTI and FCC service this debt through existing cash balances and management fees received from the insurance subsidiaries. FCC is further able to service this debt through dividends it may receive from UG. See Note 2 in the notes to the consolidated financial statements for additional information regarding dividends.

Since UTI is a holding company, funds required to meet its debt service requirements and other expenses are primarily provided by its subsidiaries. On a parent only basis, UTI's cash flow is dependent on revenues from a management agreement with UII and its earnings received on invested assets and cash balances. At December 31, 1997, substantially all of the consolidated shareholders equity presents net assets of its subsidiaries. Cash requirements of UTI primarily relate to servicing its long-term debt. The Company's insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the company is domiciled. UTI is the ultimate parent of UG through ownership of several intermediary holding companies. UG can not pay a dividend directly to UTI due to the ownership structure. Please refer to Note 1 of the Notes to the Consolidated Financial Statements. UG's dividend limitations are described below without effect of the ownership structure.

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

The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The risk-based capital formula measures the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, mortality and morbidity, asset and liability matching and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines new minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the insurance company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Insurance companies below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action.
The levels and ratios are as follows:

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


REGULATORY ENVIRONMENT

The Company's insurance subsidiaries are assessed contributions by life and health guaranty associations in almost all states to indemnify policyholders of failed companies. In several states the company may reduce premium taxes paid to recover a portion of assessments paid to the states' guaranty fund association. This right of "offset" may come under review by the various states, and the company cannot predict whether and to what extent legislative initiatives may affect this right to offset. Also, some state guaranty associations have adjusted the basis by which they assess the cost of insolvencies to individual companies. The Company believes that its reserve for future guaranty fund assessments is sufficient to provide for assessments related to known insolvencies. This reserve is based upon management's current expectation of the availability of this right of offset, known insolvencies and state guaranty fund assessment bases. However, changes in the basis whereby assessments are charged to individual companies and changes in the availability of the right to offset assessments against premium tax payments could materially affect the company's results.

Currently, the Company's insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including the power to:
(i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments. Insurance regulation is concerned primarily with the protection of policyholders. The Company cannot predict the form of any future proposals or regulation. The Company's insurance subsidiaries, USA, UG, APPL and ABE are domiciled in the states of Ohio, Ohio, West Virginia and Illinois, respectively.

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

Most states also have insurance holding company statutes which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. The insurance subsidiaries are subject to such legislation and registered as controlled insurers in those jurisdictions in which such registration is required. Statutes vary from state to state but typically require periodic disclosure, concerning the corporation, that controls the registered insurers and all subsidiaries of such corporation. In addition, prior notice to, or approval by, the state insurance commission of material intercorporate transfers of assets, reinsurance agreements, management agreements (see Note 9 in the notes to the consolidated financial statements), and payment of dividends (see note 2 in the notes to the consolidated financial statements) in excess of specified amounts by the insurance subsidiary, within the holding company system, are required.

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

At year-end 1997, the insurance companies had one ratio outside the normal range. The ratio is related to the decrease in premium income. The ratio fell outside the normal range the last three years. A primary cause for the decrease in premium revenues is related to the potential change in control of UTI over the last two years to two different parties. During September of 1996, it was announced that control of UTI would pass to an unrelated party, but the transaction did not materialize. At this writing, negotiations are progressing with a different unrelated party for the change in control of UTI. . Please refer to the Notes to the Consolidated Financial Statements for additional information. The possible changes and resulting uncertainties have hurt the insurance companies' ability to recruit and maintain sales agents. The industry has experienced a downward trend in the total number of agents who sell insurance products, and competition for the top sales producers has intensified. As this trend appears to continue, the recruiting focus of the Company has been on introducing quality individuals to the insurance industry through an extensive internal training program. The Company feels this approach is conducive to the mutual success of our new recruits and the Company as these recruits market our products in a professional, company structured manner.

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

The NAIC adopted the Life Illustration Model Regulation. Many states have adopted the regulation effective January 1, 1997. This regulation requires products which contain non-guaranteed elements, such as universal life and interest sensitive life, to comply with certain actuarially established tests. These tests are intended to target future performance and profitability of a product under various scenarios. The regulation does not prevent a company from selling a product that does not meet the various tests. The only implication is the way in which the product is marketed to the consumer. A product that does not pass the tests uses guaranteed assumptions rather than current assumptions in presenting future product performance to the consumer. The Company conducts an ongoing thorough review of its sales and marketing process and continues to emphasize its compliance efforts.

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


ACCOUNTING AND LEGAL DEVELOPMENTS

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 128 entitled Earnings per share, which is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. The Statement's objective is to simplify the computation of earnings per share, and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries.

Under SFAS No. 128, primary EPS computed in accordance with previous opinions is replaced with a simpler calculation called basic EPS. Basic EPS is calculated by dividing income available to common stockholders (i.e., net income or loss adjusted for preferred stock dividends) by the weighted-average number of common shares outstanding. Thus, in the most significant change in current practice, options, warrants, and convertible securities are excluded from the basic EPS calculation. Further, contingently issuable shares are included in basic EPS only if all the necessary conditions for the issuance of such shares have been satisfied by the end of the period.

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

SFAS No. 128 requires companies reporting discontinued operations, extraordinary items, or the cumulative effect of accounting changes are to use income from operations as the control number or benchmark to determine whether potential common shares are dilutive or antidilutive. Only dilutive securities are to be included in the calculation of diluted EPS.

This statement was adopted for the 1997 Financial Statements. For all periods presented the Company reported a loss from continuing operations so any potential issuance of common shares would have an antidilutive effect on EPS. Consequently, the adoption of SFAS No. 128 did not have an impact on the Company's financial statement.

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

SFAS   No.   132  addresses  disclosure  requirements  for  post-retirement
benefits.   The  statement does not change post-retirement  measurement  or recognition issues.

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