Form 10-Q
period 1998-06-30
UNITED TRUST INC /IL/
filed 1998-08-13
CIK 832480

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 AND 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1998        Commission File No. 0-16867


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

                         Title of each class

                             Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 31, 1998, the Registrant had outstanding 1,627,200 shares of Common Stock, stated value $.02 per share.

                            UNITED TRUST, INC.
                              (The "Company")


                             TABLE OF CONTENTS



Part 1:  Financial Information                                     3


 Consolidated  Balance Sheets as of June 30,  1998  and
 December 31, 1997                                                 3

 Consolidated Statements of Operations for the six  and
 three months ended June 30, 1998 and 1997                         4

 Consolidated  Statements of Cash  Flows  for  the  six
 months ended June 30, 1998 and 1997                               5

 Notes to Consolidated Financial Statements                        6

 Management's  Discussion  and  Analysis  of  Financial
 Condition and Results of Operations                              13



Part II - Other Information                                       18


 Item 5.  Other information                                       18

 Item 6. Exhibits                                                 18

 Signatures                                                       19

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED TRUST, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

                                           June 30,    December 31,
ASSETS                                       1998         1997

Investments:
Fixed maturities at amortized cost
 (market $182,281,827
  and $184,782,568)                    $ 178,137,161$ 180,970,333
Investments held for sale:
Fixed maturities, at market
 (cost $1,581,670 and $1,672,298)          1,580,941    1,668,630
Equity securities, at market
 (cost $3,184,357 and $3,184,357)          2,405,955    3,001,744
Mortgage loans on real estate
 at amortized cost                         9,670,902    9,469,444
Investment real estate, at cost,
 net of accumulated depreciation           9,358,892    9,760,732
Real estate acquired in
 satisfaction of debt                      1,794,544    1,724,544
Policy loans                              14,314,416   14,207,189
Short-term investments                       327,326    1,798,878
Other invested assets                         66,212            0
                                         217,656,349  222,601,494

Cash and cash equivalents                 22,831,099   16,105,933
Investment in affiliates                   5,682,619    5,636,674
Accrued investment income                  3,596,797    3,686,562
Reinsurance receivables:
 Future policy benefits                   37,353,943   37,814,106
 Policy claims and other benefits          3,663,810    3,529,078
Other accounts and notes receivable          891,777      845,066
Cost of insurance acquired                40,302,444   41,522,888
Deferred policy acquisition costs         10,063,134   10,600,720
Costs in excess of net assets purchased,
 net of accumulated amortization           2,695,602    2,777,089
Property and equipment,
 net of accumulated depreciation           3,322,433    3,412,956
Other assets                                 738,915      767,258
Total assets                           $ 348,798,922$ 349,299,824

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
 Future policy benefits                $ 249,353,796$ 248,805,695
 Policy claims and benefits payable        1,422,766    2,080,907
 Other policyholder funds                  2,374,883    2,445,469
 Dividend and endowment accumulations     15,299,590   14,905,816
Income taxes payable:
 Current                                      25,520       15,730
 Deferred                                 14,029,415   14,174,260
Notes payable                             20,614,220   21,460,223
Indebtedness to affiliates, net               34,900       18,475
Other liabilities                          4,082,260    3,790,051
Total liabilities                        307,237,350  307,696,626
Minority interests in
  consolidated subsidiaries               26,263,354   26,246,580

Shareholders' equity:
Common stock - no par value, stated value $.02 per share
Authorized 3,500,000 shares - 1,627,200 and $1,634,779
  shares issued after deducting treasury shares of
  285,039 and 277,460                         32,545       32,696
Additional paid-in capital                16,420,441   16,488,375
Unrealized depreciation of
  investments held for sale                 (362,587)     (29,127)
Accumulated deficit                         (792,181)  (1,135,326)
Total shareholders' equity                15,298,218   15,356,618
Total liabilities and
  shareholders' equity                 $ 348,798,922$ 349,299,824

See accompanying notes

UNITED TRUST, INC.
AND SUBSIDIARIES
Consolidated Statements of Operations

                          Three Months Ended      Six Months Ended
                           June 30,    June 30,    June 30,    June 30,
                             1998        1997        1998        1997

Revenues:

Premiums and
 policy fees            $ 8,182,157 $ 8,886,198 $ 16,650,503$ 17,958,594
Reinsurance premiums
 and policy fees         (1,071,078) (1,077,416)  (2,307,943) (2,223,426)
Net investment income     3,786,410   3,825,457    7,513,412   7,670,356
Realized investment gains
  and (losses), net        (494,652)    (22,443)    (402,404)    (28,579)
Other income                154,228     260,157      330,257     460,579
                         10,557,065  11,871,953   21,783,825  23,837,524


Benefits and other expenses:

Benefits, claims and
  settlement expenses:
 Life                     5,521,205   5,955,358   11,544,315  12,626,544
 Reinsurance
  benefits and claims      (507,559)   (533,072)  (1,097,433)   (966,248)
 Annuity                    364,554     414,909      742,414     767,412
 Dividends to
  policyholders             909,260   1,024,504    1,925,204   2,152,006
 Commissions and amortization
  of deferred policy
  acquisition costs         776,558     553,913    1,820,235   1,664,323
 Amortization of cost
  of insurance acquired     609,561     586,023    1,220,444   1,112,287
 Operating expenses       2,237,899   2,777,409    4,475,739   5,366,585
 Interest expense           482,195     409,686      969,808     824,634
                         10,393,673  11,188,730   21,600,726  23,547,543

Income before income taxes, minority
 interest and equity in earnings
 of investees               163,392     683,223      183,099     289,981
Credit (provision) for
  income taxes               35,981    (530,769)     121,012    (127,207)
Minority interest in gain of
 consolidated subsidiaries  (62,213)    (76,042)     (95,261)    (55,950)
Equity in earnings
 of investees                91,544      25,400      134,295      42,014

Net income              $   228,704 $   101,812 $    343,145 $   148,838



Basic earnings per share
  from continuing operations
  and net income        $      0.14 $      0.05 $       0.21 $      0.08

Diluted earnings per share
  from continuing operations
 and net income         $      0.15 $      0.05 $       0.23 $      0.08

See accompanying notes

UNITED TRUST, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                          Six Months Ended
                                           June 30,    June 30,
                                             1998        1997

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
 Net income                             $   343,145 $   148,838
 Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities net of changes in assets and
  liabilities resulting from the sales and
  purchases of subsidiaries:
 Amortization/accretion of
  fixed maturities                          317,985     321,874
 Realized investment (gains) losses, net    402,404      28,579
 Policy acquisition costs deferred         (112,000)   (825,000)
 Amortization of deferred
  policy acquisition costs                  649,586     729,318
 Amortization of cost of
  insurance acquired                      1,220,444   1,112,287
 Amortization of costs in excess of net
  assets purchased                           45,000      77,500
 Depreciation                               239,644     163,591
 Minority interest                           95,261      55,950
 Equity in earnings of investees           (134,295)    (42,014)
 Change in accrued investment income         89,765     (84,945)
 Change in reinsurance receivables          325,431     881,208
 Change in policy liabilities and accruals  453,692  (1,237,684)
 Charges for mortality and administration of
  universal life and annuity products    (5,548,543) (4,736,072)
 Interest credited to account balances    3,003,308   3,679,554
 Change in income taxes payable            (135,055)     56,004
 Change in indebtedness (to)
  from affiliates, net                       16,425     (84,945)
 Change in other assets
  and liabilities, net                      165,498    (922,844)
 Net cash provided by (used in)
  operating activities                    1,437,695    (678,801)

Cash flows from investing activities:
 Proceeds from investments sold and matured:
 Fixed maturities held for sale              83,928     140,000
 Fixed maturities sold                            0           0
 Fixed maturities matured                19,429,686   3,492,302
 Equity securities                                0      42,801
 Mortgage loans                             469,613     834,769
 Real estate                                827,765     234,073
 Policy loans                             1,631,118   2,441,970
 Short-term                               1,473,531     110,000
Total proceeds from investments
 sold and matured                        23,915,641   7,295,915
Cost of investments acquired:
 Fixed maturities held for sale                   0           0
 Fixed maturities                       (16,991,445) (8,262,020)
 Equity securities                                0    (710,388)
 Mortgage loans                          (1,082,415)          0
 Real estate                               (480,567)   (466,770)
 Policy loans                            (1,738,345) (2,099,120)
 Other invested assets                      (66,212)          0
 Short-term                                   1,979    (102,509)
Total cost of investments acquired      (20,357,005)(11,640,807)
Purchase of property
 and equipment                              (78,364)   (347,340)
Net cash provided by (used in)
 investing activities                     3,480,272  (4,692,232)

Cash flows from financing activities:
 Policyholder contract deposits           8,025,990   9,997,553
 Policyholder contract withdrawals       (5,721,299) (7,568,374)
 Purchase of treasury stock                 (26,527)          0
 Proceeds from issuance
  of notes payable                                0     666,786
 Payments of principal on
  notes payable                            (470,965) (1,425,038)
 Payment for fractional shares
  from reverse stock split                        0      (2,128)
 Payment for fractional shares from
  reverse stock split of subsidiary               0    (533,992)
Net cash provided by
 financing activities                     1,807,199   1,134,807

Net increase (decrease) in
 cash and cash equivalents                6,725,166  (4,236,226)
Cash and cash equivalents
 at beginning of period                  16,105,933  17,326,235
Cash and cash equivalents
 at end of period                      $ 22,831,099$ 13,090,009

See accompanying notes
      UNITED TRUST, INC. AND SUBSIDIARIES

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

At June 30, 1998, the parent, significant subsidiaries and affiliates of United Trust Inc. were as depicted on the following organizational chart.



                         ORGANIZATIONAL CHART
                          AS OF JUNE 30, 1998



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

2.  INVESTMENTS

As of June 30, 1998, fixed maturities and fixed maturities held for sale represented 82% of total invested assets. As prescribed by the various state insurance department statutes and regulations, the insurance companies' investment portfolio is required to be invested in investment grade securities to provide ample protection for policyholders. The Company does not invest in so-called "junk bonds" or derivative investments. The liabilities of the insurance companies are predominantly long term in nature and therefore, the companies invest primarily in long term fixed maturity investments. The Company has analyzed its fixed maturity portfolio and reclassified those securities expected to be sold prior to maturity as investments held for sale. The investments held for sale are carried at market. Management has the intent and ability to hold its fixed maturity portfolio to maturity and as such carries these securities at amortized cost. As of June 30, 1998, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.


3.   NOTES PAYABLE

At  June  30,  1998 and December 31, 1997, the Company has $20,614,220  and
$21,460,223  in  long-term  debt outstanding, respectively.   The  debt  is
comprised of the following components:

                           1998            1997

Senior debt             $ 6,900,000    $ 6,900,000
Subordinated   10   yr.   5,488,523      5,746,774
notes
Subordinated   20   yr.   3,252,071      3,902,582
notes
Convertible notes         2,560,000      2,560,000
Other notes payable       2,413,626      2,350,867
                       $ 20,614,220   $ 21,460,223

A.  SENIOR DEBT

The senior debt is through First of America Bank - Illinois NA and is subject to a credit agreement. The debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate." The base rate at June 30, 1998 was 8.5%. Interest is paid quarterly. Principal payments of $1,000,000 are due in May of each year, with a final payment due May 8, 2005. On November 8, 1997, the Company prepaid the May 1998 principal payment.

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

B.  SUBORDINATED DEBT

The subordinated debt was incurred June 16, 1992 as a part of the acquisition of the now dissolved Commonwealth Industries Corporation,
(CIC). The 10-year notes bear interest at the rate of 7 1/2% per annum, payable semi-annually beginning December 16, 1992. These notes, except for one $840,000 note, provide for principal payments equal to 1/20th of the principal balance due with each interest installment beginning December 16, 1997, with a final payment due June 16, 2002. The aforementioned $840,000 note provides for a lump sum principal payment due June 16, 2002. The 20-year notes bear interest at the rate of 8.5% per annum, interest payable semi-annually, with a lump sum principal payment due June 16, 2012. The

Company refinanced a total of $504,962 of subordinated 10-year notes to subordinated 20-year notes bearing interest at the rate of 8.75% per annum. The terms, other than interest rate, of the refinanced notes are the same as the original subordinated 20-year notes.

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

As partial proceeds in the acquisition of common stock from certain officers and directors in the third quarter of 1997, the Company issued unsecured promissory notes. These notes bear interest at 1% over prime with interest payments due quarterly. Principal comes due at varying times with $150,000 maturing on January 31, 1999, $1,654,507 maturing on July 31, 2005 and one note of $70,392 requiring annual principal reductions of $10,000 until maturity on September 23, 2004. The interest rates were deemed favorable to UTI and as a result, the Company has discounted the notes to reflect a 15% effective rate of interest for financial statement purposes. The notes have a total face maturity value of $1,874,899 and a discounted value at June 30, 1998 of $1,521,540.

On January 16, 1998, the UTI acquired 7,579 shares of its common stock from the estate of Robert Webb, a former director, for $26,527 and a promissory note valued at $41,819 due January 16, 2005. The note bears interest at a rate of 1% over prime, with interest due quarterly and principal due on maturity. The note has been discounted to reflect a 15% effective rate for financial statement purposes.

Scheduled principal reductions on the Company's debt for the next five years is as follows:

              Year      Amount

              1998   $   258,251
              1999     1,826,504
              2000     1,526,504
              2001     1,526,504
              2002     4,690,758


4.  CAPITAL STOCK TRANSACTIONS

A.  STOCK OPTION PLAN

In 1985, the UTI initiated a nonqualified stock option plan for employees, agents and directors of UTI under which options to purchase up to 44,000 shares of UTI's common stock are granted at a fixed price of $.20 per share. Through June 30, 1998 options for 42,438 shares were granted and exercised. Options for 1,562 shares remain available for grant.

A summary of the status of UTI's stock option plan through June 30, 1998 and December 31, 1997 is presented below.

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

  The  following information applies to options outstanding at June 30, 1998:

  Number outstanding                             1,562
  Exercise price                                $ 0.20
  Remaining contractual life                Indefinite


B.  DEFERRED COMPENSATION PLAN

UTI and FCC established a deferred compensation plan during 1993 pursuant to which an officer or agent of FCC, UTI or affiliates of UTI, could defer a portion of their income over the next two and one-half years in return for a deferred compensation payment payable at the end of seven years in the amount equal to the total income deferred plus interest at a rate of approximately 8.5% per annum and a stock option to purchase shares of common stock of UTI. At the beginning of the deferral period an officer or agent received an immediately exercisable option to purchase 2,300 shares of UTI common stock at $17.50 per share for each $25,000 ($10,000 per year for two and one-half years) of total income deferred. The option expires on December 31, 2000. A total of 105,000 options were granted in 1993 under this plan. As of June 30, 1998 no options were exercised. At June 30, 1998 and December 31, 1997, the Company held a liability of $1,434,903 and $1,376,384, respectively, relating to this plan. At June 30, 1998, UTI common stock had a closing price of $8.625 per share.

The following information applies to deferred compensation plan stock options outstanding at June 30, 1998:

  Number outstanding                       105,000
  Exercise price                            $17.50
  Remaining contractual life               3 years


C.  CONVERTIBLE NOTES

On July 31, 1997, United Trust Inc. issued convertible notes for cash in the amount of $2,560,000 to seven individuals, all officers or employees of United Trust Inc. The notes bear interest at a rate of 1% over prime, with interest payments due quarterly and principal due upon maturity of July 31, 2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years. As of June 30, 1998, the notes were convertible into 204,800 shares of UTI common stock with no conversion privileges having been exercised. At June 30, 1998, UTI common stock had a closing price of $8.625 per share.

D.  PURCHASE OF TREASURY STOCK

On January 16, 1998, UTI acquired 7,579 shares of its common stock from the estate of Robert Webb, a former director, for $26,527 and a promissory note valued at $41,819 due January 16, 2005. The note bears interest at a rate of 1% over prime, with interest due quarterly and principal due on maturity.


5.   EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations as presented on the income statement.


                         For the YTD period ended June 30, 1998
                              Income             Shares            Per-Share
                              (Numerator)        (Denominator)     Amount

BASIC EPS
Income available to
 common shareholders     $    343,145            1,627,870      $  0.21

EFFECT    OF    DILUTIVE
SECURITIES
Convertible notes              78,389              204,800
Options                                              1,562

DILUTED EPS
Income available to
common shareholders and
assumed conversions      $    421,534            1,834,232      $  0.23


                            For  the  second quarter ended June  30, 1998
                                 Income          Shares          Per-Share
                                 (Numerator)     (Denominator)   Amount

BASIC EPS
Income available to
 common shareholders        $    228,704         1,627,200    $  0.14

EFFECT OF DILUTIVE
SECURITIES
Convertible notes                 39,410           204,800
Options                                              1,562

DILUTED EPS
Income available to
common shareholders and     $
assumed conversions              268,114         1,833,562    $  0.15

                            For the YTD period ended June 30, 1997
                              Income        Shares        Per-Share
                              (Numerator)   (Denominator) Amount

BASIC EPS
Income available to         $ 148,838       1,870,016    $0.08
 common shareholders

EFFECT OF DILUTIVE SECURITIES
Options                                         1,562

DILUTED EPS
Income available to
 common  shareholders and
assumed conversions         $ 148,838       1,871,578    $0.08


                            For  the  second quarter ended June  30, 1997
                              Income        Shares        Per-Share
                              (Numerator)   (Denominator) Amount

BASIC EPS
Income available to
 common shareholders        $ 101,812       1,869,940    $0.05

EFFECT OF DILUTIVE SECURITIES
Options                                         1,562

DILUTED EPS
Income available to
 common  shareholders and
assumed conversions         $ 101,812       1,871,502    $0.05


UTI has stock options outstanding during the second quarter of 1998 and 1997 for 105,000 shares of common stock at $17.50 per share that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.


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

7.   OTHER CASH FLOW DISCLOSURE

On a cash basis, the Company paid $953,881 and $834,177 in interest expense through the second quarter of 1998 and 1997, respectively. The Company paid $10,555 and $60,044 of federal income tax through the second quarter of 1998 and 1997, respectively.

As partial proceeds for the acquisition of treasury common stock of UTI during 1998, UTI issued promissory notes of $41,819 due January 16, 2005. During the second quarter of 1998, the Company foreclosed on three mortgage loans, transferring a total value of $70,000 to real estate acquired in satisfaction of debt.


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

A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur prior to the end of 1998. The proposed merger is not contingent upon the pending change in control of UTI.


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

Management of UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is expected to be completed during the third quarter 1998. There can be no assurance that the transaction will be completed. The pending change in control of UTI is not contingent upon the merger of UTI and UII.

FSF is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns five banks that operate out of 14 locations in central Kentucky.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report. The Company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of UTI and its subsidiaries at June 30, 1998.

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


RESULTS OF OPERATIONS

(A)    REVENUES

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased 9% when comparing the six and three months ended June 30, 1998 to the same periods in 1997. The Company currently writes little new traditional business, consequently, traditional premiums will decrease as the amount of traditional business in-force decreases. Collected premiums on universal life and interest sensitive products is not reflected in premiums and policy revenues because Generally Accepted Accounting Procedures ("GAAP") requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless the Company acquires a block of in-force business or marketing changes its focus to traditional business, premium revenue will continue to decline.

Another cause for the decrease in premium revenues is related to the potential change in control of UTI over the last two years to two different parties. During September of 1996, it was announced that control of UTI would pass to an unrelated party, but the change in control did not materialize. At this writing, a contract is pending with a different unrelated party for the change in control of UTI. Please refer to the Notes to the Consolidated Financial Statements for additional information. The possible changes and resulting uncertainties have hurt the insurance companies' ability to recruit and maintain sales agents.

Net investment income decreased 2% and 1% when comparing the six and three months ended June 30, 1998 to the same period one year-ago, respectively. The decrease in net investment income is due to the decrease in invested assets. The decrease in invested assets and the increase in cash and cash equivalents is a short-term fluctuation as management positions the Company for the pending change in control of UTI.

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

The Company had net realized investment losses of $402,404 and $28,579 for the six months ended June 30, 1998 and 1997, respectively. The Company had net realized investment losses of $494,652 and $22,443 for the three months end June 30, 1998 and 1997, respectively. The current period investment losses can be attributed to the foreclosure of three mortgage loans, which represents 69% of realized investment losses. At this writing, the three foreclosed properties are under contract for sale at book values.


(B)    EXPENSES

Life benefits, net of reinsurance benefits and claims, decreased 10% and 8% for the six and three months ended June 30, 1998 as compared to the same periods one year-ago, respectively. The decrease in life benefits net of reinsurance is due to the decrease in premium revenues that resulted in lower benefit reserve increases. In addition, policyholder benefits decreased due to a decrease in death benefit claims of $1,329,000 and $722,000 for the six and three months ended June 30, 1998 compared to the same periods one year-ago, respectively. There is no single event that caused death benefits to decrease. Death claims vary from year to year and therefore, fluctuations in death benefits are to be expected and are not considered unusual by management.

Operating expenses decreased 17% and 19% for the six and three months ended June 30, 1998 as compared to the same periods one year-ago, respectively. The decrease in operating expenses is due to the decrease in salaries. The decrease in salaries is due to a 10% reduction in staff compared to the previous year, including the retirement of an executive officer.

Interest expense increased 15% for the six and three months ended June 30, 1998 as compared to the same periods one year-ago. Since June 30, 1997, notes payable increased approximately $1,938,000. The increase in outstanding indebtedness was due to the issuance of convertible notes to seven individuals, all officers or employees of UTI. In March 1997, the base interest rate for most of the notes payable increased a quarter of a point. The base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank. Please refer to Note 3 "Notes Payable" in the Notes to the Consolidated Financial Statements for more information.


(C)    NET INCOME

The improvement in net income for the current periods compared to the previous year is directly related to the decrease in life benefits and operating expenses.



FINANCIAL CONDITION

The financial condition of the Company has changed very little since December 31,1997. Total shareholder's equity decreased less than 1% as of June 30, 1998 compared to December 31, 1997.

Investments represent approximately 62% and 64% of total assets at June 30, 1998 and December 31, 1997, respectively. Accordingly, investments are the largest asset group of the Company. The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, and the Company's business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and corporate securities rated investment grade by established nationally recognized rating organizations.

The liabilities are predominantly long-term in nature and therefore, the Company invests in long-term fixed maturity investments that are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or "junk bonds". As of June 30, 1998, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities it may sell and classified them as "investments held for sale". Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.


LIQUIDITY AND CAPITAL RESOURCES

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and the servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 7% and 5% as of June 30, 1998, and December 31, 1997, respectively. Fixed maturities as a percentage of total invested assets were 82% as of June 30, 1998 and December 31, 1997.

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

Cash provided by (used in) operating activities was $1,437,695 and ($678,801) in 1998 and 1997, respectively. The net cash provided by (used
in) operating activities plus net policyholder contract deposits after the payment of policyholder withdrawals equaled $3,742,386 in 1998 and $1,750,378 in 1997. Management utilizes this measurement of cash flows as an indicator of the performance of the Company's insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities when reporting on cash flows.

Cash provided by (used in) investing activities was $3,480,272 and ($4,692,232), for 1998 and 1997, respectively. The most significant aspect of cash provided by (used in) investing activities are the fixed maturity transactions. The increase in fixed maturities matured is due to the timing of the investment strategy, which was started six years ago. The strategy was investing funds into fixed maturity investments with three to seven year maturities. Over the past several years the difference between a seven year maturity investment yield compared to a longer period investment yield was inconsequential. The Company has not directed its investable funds to so-called "junk bonds" or derivative investments.

Net cash provided by financing activities was $1,807,199 and $1,134,807 for 1998 and 1997, respectively. Policyholder contract deposits decreased 20% in 1998 compared to 1997. Policyholder contract withdrawals has decreased 24% in 1998 compared to 1997. The change in policyholder contract withdrawals is not attributable to any one significant event. Factors that influence policyholder contract withdrawals are fluctuation of interest rates, competition and other economic factors.

At June 30, 1998, the Company had a total of $20,614,220 in long-term debt outstanding. Long-term debt principal reductions are approximately $1.5 million per year over the next several years. The senior debt is through First of America Bank - NA and is subject to a credit agreement. The debt bears interest to a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate". The base rate at issuance of the loan was 8.25%. The base rate changed to 8.5% on March 1, 1997. Interest is paid quarterly and principal payments of $1,000,000 are due in May of each year, with a final payment due May 8, 2005. On November 8, 1997, the Company prepaid the $1,000,000 May 8,1998, principal payment.

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

As of June 30, 1998 the Company has a total $27,145,321 of cash and cash equivalents, short-term investments and investments held for sale in comparison to $20,614,220 of notes payable. UTI and FCC service this debt through existing cash balances and management fees received from the insurance subsidiaries. FCC is further able to service this debt through dividends it may receive from UG.

Since UTI is a holding company, funds required to meet its debt service requirements and other expenses are primarily provided by its subsidiaries. On a parent only basis, UTI's cash flow is dependent on revenues from a management agreement with UII and its earnings received on invested assets and cash balances. At June 30, 1998, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. Cash requirements of UTI primarily relate to servicing its long-term debt. The Company's insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the insurance company is domiciled. UTI is the ultimate parent of UG through ownership of several intermediary holding companies. UG can not pay a dividend directly to UTI due to the ownership structure. Please refer to Note 1 of the Notes to the Consolidated Financial Statements. UG's dividend limitations are described below without effect of the ownership structure.

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

A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur prior to the end of 1998. The proposed merger is not contingent upon the pending change in control of UTI.


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

Management of UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is expected to be completed during the third quarter 1998. There can be no assurance that the transaction will be completed. The pending change in control of UTI is not contingent upon the merger of UTI and UII.


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

A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur prior to the end of 1998. The proposed merger is not contingent upon the pending change in control of UTI.


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

Management of UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is expected to be completed during the third quarter 1998. There can be no assurance that the transaction will be completed. The pending change in control of UTI is not contingent upon the merger of UTI and UII.

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





                                UNITED TRUST, INC.
                                    (Registrant)










Date:   August 10, 1998            By   /s/ James E. Melville
                                     James E. Melville
                                     President, Chief Operating Officer
                                        and Director








Date:   August 10, 1998            By   /s/ Theodore C. Miller
                                     Theodore C. Miller
                                     Senior Vice President
                                        and Chief Financial Officer