Form 10-K/A
period 1996-12-31
UNITED TRUST INC /IL/
filed 1998-10-09
CIK 832480

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-K/A

                           AMENDMENT NUMBER 1 to
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996Commission File Number 0-16867

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

Registrant's telephone number, including area code: (217)241-6300

                              Amendment No. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its December 31, 1996 filing of Form 10-K as set forth in the pages attached hereto:

          Each amendment as shown on the index page is amended to replace the existing item, statement or exhibit reflected in the December 31, 1996 Form 10-K filing. Changes to the original filing have been shaded for easy identification.

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

Date:     October 9, 1998

                            UNITED TRUST, INC,

                                FORM 10-K/A

                                   INDEX

PART III

AMENDED IN ITS ENTIRETY                                               3-12

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

THE BOARD OF DIRECTORS


In the fiscal year ended December 31, 1996, the Board of Directors of the Company met four times. All nominees for director attended at least 75% of all meetings of the Board except for William Cellini.

The Board of Directors has an Audit Committee consisting of Messrs. Albin, Geary, McKee and Larson. The Audit Committee reviews and acts or reports to the Board with respect to various auditing and accounting matters, the scope of the audit procedures and the results thereof, the internal accounting and control systems of the Company, the nature of services performed for the Company and the fees to be paid to the independent auditors, the performance of the Company's independent and internal auditors and the accounting practices of the Company. The Audit Committee also recommends to the full Board of Directors the auditors to be appointed by the Board. The Audit Committee met once in 1996.

The Board of Directors has an Executive Committee consisting of Messrs. Melville, Morrow and Ryherd. The Executive Committee has all the powers and authority of the Board of Directors in the management of the business and affairs of the Company, except those powers which, by law, cannot be delegated by the Board of Directors. The Committee must report to the Board of Directors regarding all actions taken by the Committee. The Committee did not meet in 1996.

The Board of Directors has a Nominating Committee consisting of Messrs. Cook, Lovell and Morrow. The Nominating Committee reviews, evaluates and recommends directors, officers and nominees for the Board of Directors. There is no formal mechanism by which shareholders of the Company can recommend nominees for the Board of Directors, although any recommendations by shareholders of the Company will be considered. Shareholders desiring to make nominations to the Board of Directors should submit their nominations in writing to the Chairman of the Board no later than February 1st of the year in which the nomination is to be made. The Committee did not meet in 1996.

The Stock Option Committee is composed of Messrs. Cellini, Dowell and Ryherd. The Committee recommends to the Board of Directors the granting of options to purchase shares of the Company's Common Stock to those persons found to be eligible pursuant to the Stock Option criteria. The Committee did not meet in 1996.

The compensation of the Company's executive officers is determined by the full Board of Directors (see report on Executive Compensation).

Name, Age

                Position with the Company, Business Experience and Other Directorships

John S. Albin, 69

                Director of the Company since 1984; farmer in Douglas and Edgar counties, Illinois, since 1951; Chairman of the Board of Longview State Bank since 1978; President of the Longview Capitol Corporation, a bank holding company, since 1978; Chairman of First National Bank of Ogden, Illinois, since 1987; Chairman of the State Bank of Chrisman since 1988; Director and Secretary of Illini Community Development Corporation since 1990; Chairman of Parkland College Board of Trustees since 1990; board member of the Fisher National Bank, Fisher, Illinois, since 1993.

William F. Cellini, 62

                Director of FCC and certain affiliate
                companies since 1984; Chairman of the Board of New Frontier Development Group, Chicago, Illinois for more than the past five years; Executive Director of Illinois Asphalt Pavement Association.

Robert E. Cook, 71

                Director of the Company since 1984;
                President of United Fidelity, Inc. since 1990; Chairman of the Board of Directors of First Fidelity Mortgage Company since 1991; President of Cook-Witter, Inc., a governmental consulting and lobbying firm with offices in Springfield, Illinois, from 1985 until 1990.

Larry R. Dowell, 62

                Director of the Company since 1984;
                cattleman and farmer in Stronghurst, Henderson County, Illinois since 1956; member of the Illinois Beef
                Association; past Board and Executive Committee member of Illinois Beef Council; Chairman of Henderson County Board of Supervisors since 1992.

Donald G. Geary, 73

                Director of FCC and certain affiliate
                companies since 1984; industrial warehousing developer and founder of Regal 8 Inns for more than the past five years.

Raymond L. Larson, 62

                Director of the Company since 1984;
                cattleman and farmer since 1953; Director of the Bank of Sugar Grove, Illinois since 1977; Board member of National Livestock and Meat Board since 1983 and currently Treasurer; Board member and past President of Illinois Beef Council; member of National Cattlemen's Association and Illinois Cattlemen's Association.

Paul D. Lovell, 65

                Director of the Company since 1984;
                President of Lovell Constructors, Inc., a residential developer and builder located in Bradley, Illinois since 1970; owner of Lovell Enterprises since 1961; member of Illinois Homebuilders Association Executive Board since 1987; assessor for Bourbonnais Township since 1966.

Dale E. McKee, 78

                Director of the Company since 1984; pork producer and farmer in Rio, Illinois, since 1947;
                President of McKee and Flack, Inc., an Iowa corporation engaged in farming since 1975; director of St. Mary's Hospital of Galesburg since 1984.

James E. Melville, 51

                Chief Financial Officer of the Company
                since March 1993; Senior Executive Vice President of the Company since September 1992; President of certain Affiliate Companies from May 1989 until September 1991; Chief Operating Officer of FCC from 1989 until September 1991; Chief Operating Officer of FCC from 1989 until September 1991; Chief Operating Officer of certain Affiliate Companies from 1984 until September 1991; Senior Executive Vice President of certain Affiliate Companies from 1984 until September 1989; Consultant to UTI and UTG from March 1992 through September 1992; President and Chief Operating Officer of certain affiliate life insurance companies and Senior Executive Vice President of non-insurance Affiliate Companies since September 1992.


Thomas F. Morrow, 52

                President and COO of the Company since
                1991, Treasurer since 1993 and a Director since 1984; Vice Chairman and Chief Operating Officer of UII since 1992, Director since 1987; President, Chief Operating Officer, Treasurer and Director of UTG since 1992; Vice Chairman, Chief Operating Officer and Director of certain affiliate companies since 1992 and Treasurer since 1993. Mr. Morrow has served as Vice Chairman and Director of certain affiliate life insurance companies since 1992 as well as having held similar positions with other affiliate life insurance companies from 1987 to 1992.

Larry E. Ryherd, 57

                Chairman of the Board of Directors and a Director of the Company since 1984, CEO since 1991; Chairman of the Board of UII since 1987, CEO since 1992 and President since 1993; Chairman, CEO and Director of UTG since 1992; President, CEO and Director of certain affiliate companies since 1992. Mr. Ryherd has served as Chairman of the Board, CEO, President and COO of certain affiliate life insurance companies since 1992 and 1993.
                He has also been a Director of the National Alliance of Life Companies since 1992 and is the 1994 Membership Committee Chairman; he is a member of the American Council of Life Companies and Advisory Board Member of its Forum 500 since 1992.

EXECUTIVE OFFICERS OF THE COMPANY

More detailed information on the following officers of the Company appears under Election of Directors:

                Larry E. RyherdChairman of the Board and Chief Executive
                Officer

                Thomas F. Morrow    President and Chief Operating Officer
                and Treasurer

                James E. Melville   Senior Executive Vice President, Chief
                Financial Officer

                Other officer of the company is set forth below:

Name, Age       Position  with the Company, Business Experience  and  Other
                Directorships

George E. Francis, 53

                Secretary of the Company since February
                1993; Director of certain Affiliate Companies since October 1992; Senior Vice President and Chief Administrative Officer of certain Affiliate Companies since 1989; Secretary of certain Affiliate Companies since March 1993; Treasurer and Chief Financial Officer of certain Affiliate Companies from 1984 until September 1992.

It is with deepest sympathy that we report of the passing of Director, Robert J. Webb. Mr. Webb was instrumental in the early formation of the Company having served as a member of the Board of Directors over the past twelve years.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Table

The following table sets forth certain information regarding compensation paid to or earned by the Company's Chief Executive Officer and each of the three other most highly compensated Executive Officers of the Company during each of the Company's last three fiscal years: Compensation for services provided by the named executive officers to the Company and its affiliates is paid by FCC as set forth in their employment agreements. (See Employment Contracts).

                        SUMMARY COMPENSATION TABLE

                          Annual Compensation (1)

                                                              Other Annual
Name and                                                    Compensation (2)
Principal Position                               Salary    ($)    ($)


Larry E. Ryherd                          1996      400,000      17,681
Chairman of the Board                    1995      400,000      13,324
Chief Executive Officer                  1994      400,000       7,909

Thomas F. Morrow                         1996      300,000      21,405
President, Chief                         1995      300,000      16,654

Operating Officer                        1994      300,000       9,886

James E. Melville                        1996      237,000      27,537
Sr. Executive Vice                       1995      237,000      38,206(3)
President, Chief                         1994      237,000      13,181
Financial Officer


George E. Francis                        1996      119,000       7,348
Sr. Vice President,                      1995      119,000       4,441
Secretary                                1994      119,000       2,636

(1) Compensation deferred at the election of named officers is included in this section.

(2) Other annual compensation consists of interest earned on deferred compensation amounts pursuant to their employment agreements and the Company's matching contribution to the First Commonwealth Corporation Employee Savings Trust 401(k) Plan.

(3)  Includes $16,000 for the value of personal perquisites owing Mr.
  Melville.


Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR
Values


The following table summarizes for fiscal year ending, December 31, 1996, the number of shares subject to unexercised options and the value of unexercised options of the Company's common stock held by the named executive officers. The values shown were determined by multiplying the applicable number of unexercised share options by the difference between the per share market price on December 31, 1996 and the applicable per share exercise price. There were no options granted to the named executive officers during 1996.

                Number                 Number of             Value of
                Shares                 Securities            Unexcerised
                Acquired               Underlying            in the Money
                on  Value    Value     Unexercised           Options/SARS
                Exercise(#) Realized($)Options               at FY-End ($)
                                       /SAR's at
                                       FY-End (#)

Name                               Exer       Unexer      Exer     Unexer
Larry E. Ryherd       -        -     13,800       -          0          -
Thomas F. Morrow      -        -     17,200       -          0          -
James E. Melville   2,500    13,563  30,000       -          0          -
George E. Francis     -        -      4,600       -          0          -


Compensation of Directors

The Company's standard arrangement for the compensation of directors provide that each director shall receive an annual retainer of $2,400, plus $300 for each meeting attended and reimbursement for reasonable travel expenses. The Company's director compensation policy also provides that directors who are employees or past employees of the Company do not receive any compensation for their services as directors except for reimbursement for reasonable travel expenses for attending each meeting.

Employment Contracts

On April 15, 1993, Larry E. Ryherd entered into an employment agreement with the Company and FCC. Formerly, Mr. Ryherd had served as Chairman of the Board and Chief Executive Officer of the Company and its affiliates. Pursuant to the agreement, Mr. Ryherd agreed to serve as President and Chief Executive Officer of the Company and in addition, to serve in other positions of the affiliated companies if appointed or elected. The agreement provides for an annual salary of $400,000 as determined by the Board of Directors. The term of the agreement has been continuous. Mr. Ryherd has deferred portions of his income under a plan entitling him to a deferred compensation payment on January 2, 2000 in the amount of $240,000 which includes interest at the rate of approximately 8.5% per year. Additionally, Mr. Ryherd was granted an option to purchase up to 13,800 of the Company's common stock at $17.50 per share. The option is immediately exercisable and transferable. The option will expire December 31, 2000.

On April 15, 1993, Thomas F. Morrow entered into an employment agreement with the Company and FCC. Formerly, Mr. Morrow had served as President and Chief Operating Officer of the Company and its affiliates. Pursuant to the agreement, Mr. Morrow agreed to serve as Chief Operating Officer of the Company and in addition, to serve in other positions of the affiliated companies if appointed or elected. The agreement provides for an annual salary of $300,000 as determined by the Board of Directors. The term of the agreement has been continuous. Mr. Morrow has deferred portions of his income under a plan entitling him to a deferred compensation payment on January 2, 2000 in the amount of $300,000 which includes interest at the rate of approximately 8.5% annually. Additionally, Mr. Morrow was granted an option to purchase up to 17,200 of the Company's common stock at $17.50 per share. The option is immediately exercisable and transferable. The option will expire December 31, 2000.

The Company and FCC entered into an employment agreement dated April 15, 1993 with James E. Melville pursuant to which Mr. Melville is employed as Senior Executive Vice President and in addition, to serve in other positions of the affiliated companies if appointed or elected at an annual salary of $237,000. The term of the agreement expires December 31, 1997. Mr. Melville has deferred portions of his income under a plan entitling him to a deferred compensation payment on January 2, 2000 of $400,000 which includes interest at the rate of approximately 8.5% annually.
Additionally, Mr. Melville was granted an option to purchase up to 32,500 shares of the Company's common stock at $17.50 per share. The option is immediately exercisable and transferable. The option will expire December 31, 2000.

FCC entered into an employment agreement with George E. Francis on June 16, 1992. Under the terms of the agreement, Mr. Francis is employed as Senior Vice President of the Company at an annual salary of $119,000. Mr. Francis also agreed to serve in other positions if appointed or elected to such positions without additional compensation. The term of the agreement has been continuous. Mr. Francis has deferred portions of his income under a plan entitling him to a deferred compensation payment on January 2, 2000 of $80,000 which includes interest at the rate of approximately 8.5% per year. Additionally, Mr. Francis was granted an option to purchase up to 4,600 shares of the Company's Common Stock at $17.50 per share. The option is immediately exercisable and transferable. This option will expire on December 31, 2000.

REPORT ON EXECUTIVE COMPENSATION


Introduction

The compensation of the Company's executive officers is determined by the full Board of Directors. The Board of Directors strongly believes that the Company's executive officers directly impact the short-term and long-term performance of the Company. With this belief and the corresponding objective of making decisions that are in the best interest of the Company's shareholders, the Board of Directors places significant emphasis on the design and administration of the Company's executive compensation plans.

Executive Compensation Considerations

The purpose of the Company's executive compensation plans is to ensure that the compensation levels provided to the Company's executive officers integrate with the Company's annual and long-term performance objectives, to align the financial interests of the executive officers with the interests of the Company's shareholders, to reward for superior financial performance, and to assist the Company in attracting, retaining and motivating executives with exceptional leadership abilities. Consistent with this purpose, the Board of Directors establishes appropriate compensation elements in each of the executive officers compensation plan to include a base salary, annual bonus, stock options and deferred compensation alternatives. Compensation levels are reviewed annually by the Board of Directors relative to other life insurance companies and companies of similar size in the financial industry (comparable companies). Based upon analysis of total compensation paid by comparable companies, total compensation paid to the Company's executive officers were found to be within the same ranges. Accordingly, the Board of Directors feels that the Company is maintaining a competitive position to retain the talent necessary to meet the challenges in the life insurance industry.

Executive Compensation Plan Elements

Base Salary. The Board of Directors establishes base salaries each year at a level intended to be within the competitive market range of comparable companies. In addition to the competitive market range, many factors are considered in determining base salaries, including the responsibilities assumed by the executive, the scope of the executive's position, experience, length of service, individual performance and internal equity considerations. During the last three fiscal years, there were no changes in the base salaries of the named executive officers.

Stock Options. One of the Company's priorities is for the executive officers to be significant shareholders so that the interest of the executives are closely aligned with the interests of the Company's other shareholders. The Board of Directors believes that this strategy motivates executives to remain focused on the overall long-term performance of the Company. Stock options are granted at the discretion of the Board of Directors and are intended to be granted at levels within the competitive market range of comparable companies. During 1993, each of the named executive officers were granted options under their employment agreements for the Company's Common Stock as described in the Employment Contracts section. There were no options granted to the named executive officers during the last three fiscal years.

Deferred Compensation. A very significant component of overall Executive Compensation Plans is found in the flexibility afforded to participating officers in the receipt of their compensation. The availability, on a voluntary basis, of the deferred compensation arrangements as described in the Employment Contracts section may prove to be critical to certain officers, depending upon their particular financial circumstance.

Chief Executive Officer and President

During 1996, the Company's most highly compensated executive officers were Larry E. Ryherd, Chief Executive Officer, and Thomas F. Morrow, President and Chief Operating Officer. In deciding Mr. Ryherd's and Mr. Morrow's compensation, the Board of Directors did not affix specific weights or values to the various factors considered in the executive compensation plan elements. The Board of Directors considered the significant progress made in 1994, 1995 and 1996 as it relates to the Company's growth through acquisitions and marketing new business. The Board of Directors also considered key decisions and actions taken to ensure the Company's long term profitability such as the continued restructuring of the Company in response to changes in the industry in order to remain competitive, and the consolidation of operations to achieve cost savings. Mr. Ryherd's cash compensation for 1996 was $400,000. Mr. Morrow's cash compensation for 1996 was $300,000. No stock options were granted to Mr. Ryherd or Mr. Morrow during 1996 and neither exercised any stock options during the year.

Conclusion

The Board of Directors believes the mix of structured employment agreements with certain key executives, conservative market based salaries, competitive cash incentives for short-term performance and the potential for equity-based rewards for long term performance represents an appropriate balance. This balanced Executive Compensation Plan provides a competitive and motivational compensation package to the executive officer team necessary to continue to produce the results the Company strives to achieve. The Board of Directors also believes the Executive Compensation Plan addresses both the interests of the shareholders and the executive team.

                            BOARD OF DIRECTORS

                      John S. Albin       Paul D. Lovell
                      William F. Cellini  Dale E. McKee
                      Robert E. Cook      James E. Melville
                      Larry R. Dowell     Thomas F. Morrow
                      Donald G. Geary     Larry E. Ryherd
                      Raymond L. Larson

The foregoing Report on Executive Compensation shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such information by reference.

PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return on the Company's Common Stock during the five fiscal years ended December 31, 1996, with the cumulative total return on the NASDAQ Composite Index Performance and the NASDAQ Insurance Stock Index (1):


                 1991 1992       1993       1994       1995       1996

UTI              100  200        125        50         38         63
NASDAQ           100  117        134        130        185        227
NASDAQ           100  136        145        136        194        221
Insurance

(1) The Company selected the NASDAQ Composite Index Performance as an appropriate comparison because the Company's Common Stock is not listed on any exchange but the Company's Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ system. Furthermore, the Company selected the NASDAQ Insurance Stock Index as the second comparison because there is no similar single peer company in the NASDAQ system with which to compare stock performance and the closest additional line-of-business index which could be found was the NASDAQ Insurance Stock Index. Trading activity in the Company's Common Stock is limited, which may be a result of the Company's low profile from not being listed on any exchange, and its reported operating losses. The Company has experienced growth over the period shown in the Return Chart with assets increasing from approximately $41 million in 1991 to approximately $355 million in 1996. The growth rate has been the result in part of other company acquisitions and new insurance writings. The Company has incurred costs of conversions and administrative consolidations associated with the acquisitions which has contributed to the operating losses. The Return Chart is not intended to forecast or be indicative of possible future performance of the Company's stock.

The foregoing graph shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such information by reference.

Compensation Committee Interlocks and Insider Participation

The following persons served as directors of the Company during 1996 and were officers or employees of the Company or its subsidiaries during 1996:
Thomas F. Morrow, James E. Melville and Larry E. Ryherd. Accordingly, these individuals have participated in decisions related to compensation of executive officers of the Company and its subsidiaries.

During 1996, the following executive officers of the Company were also members of the Board of Directors of FCC, three of whose executive officers served as directors of the Company: Messrs. Morrow, Melville and Ryherd. During 1996, the following executive officers of the Company were also members of the Board of Directors of UII, two of whose executive officers served as directors of the Company: Messrs. Morrow and Ryherd.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL HOLDERS OF SECURITIES

The following tabulation sets forth the names and addresses for those persons known to be the beneficial owners of more than 5% of the Company's Common Stock and shows for each: (i) the total number of shares of Common Stock beneficially owned by such persons as of March 31, 1997 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of Common Stock so owned as of the same date.

    Title                            Number of Shares       Percent
    of        Name and Address       and Nature of          of
    Class     of Beneficial Owner    Beneficial Ownership   Class

    Common    Larry E. Ryherd        617,236  (1)           33.0%
    Stock,    12 Red Bud Lane
    no par    Springfield, IL 62707
    value
               Thomas F. Morrow      159,060  (2)            8.5%
               32 W. Fairview
               Springfield, IL 62707

       (1) Larry E. Ryherd owns 271,086 shares of the Company's Common Stock in his own name. Includes; (i) 150,050 shares of the Company's Common Stock in the name of Dorothy LouVae Ryherd, his wife; (ii) 150,000 shares of the Company's Common Stock which are held beneficially in trust for the three children of Larry E. Ryherd and Dorothy LouVae Ryherd, namely Shari Lynette Serr, Derek Scott Ryherd and Jarad John Ryherd; (iii) 29,300 shares of the Company's Common Stock, 9,700 shares of which are in the name of Shari Lynette Serr, 9,700 shares of which are held in the name of Derek Scott Ryherd and 9,900 shares of which are in the name of Jarad John Ryherd; (iv) 500 shares of the Company's Common

       Stock held in the name of Larry E. Ryherd as custodian for Charity Lynn Newby, his niece; (v) 500 shares held in the name of Larry E. Ryherd as custodian for Lesley Carol Newby, his niece;
       (vi) 2,000 shares held by Dorothy LouVae Ryherd, his wife as custodian for granddaughter; and (vii) 13,800 shares which may be acquired by Larry E. Ryherd upon the exercise of outstanding stock options.

       (2) Includes 17,200 shares which may be acquired upon the exercise of outstanding stock options. Includes 1,000 shares as custodian for grandsons.


  SECURITY OWNERSHIP OF MANAGEMENT

  The following tabulation shows with respect to each of the directors and nominees of the Company, with respect to the Company's chief executive officer and each of the Company's executive officers whose salary plus bonus exceeded $100,000 for fiscal 1996, and with respect to all executive officers and directors of the Company as a group:
  (i) the total number of shares of all classes of stock of the Company or any of its parents or subsidiaries, beneficially owned as of March 31, 1997 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of stock so owned as of the same date.

    TitleDirectors, Named ExecutiveNumber of Shares     Percent
      ofOfficers, & All Directors &  and Nature of         of
    ClassExecutive Officers as a Group Ownership         Class

     FCC's     John S. Albin                0              *
     Common    William F. Cellini           0
     Stock,    Robert E. Cook               0              *
     $1.00 par Larry R. Dowell              0              *
     value     George E. Francis            0              *
               Donald G. Geary            225
               Raymond L. Larson            0              *
               Paul D. Lovell               0              *
               Dale E. McKee                0              *
               James E. Melville          431  (1)         *
               Thomas F. Morrow             0              *
               Larry E. Ryherd              0              *
               All directors and          656              *
               executive officers as a
               group (twelve in number)


        UII's     John S. Albin             0              *
        Common    William F. Cellini        0
        Stock,     Robert E. Cook       4,025              *
        no par    Larry R. Dowell           0              *
        value     George E. Francis         0              *
                   Donald G. Geary          0
                   Raymond L. Larson        0              *
                   Paul D. Lovell           0              *
                   Dale E. McKee            0              *
                   James E. Melville        0              *
                   Thomas F. Morrow    31,500(2)  (10)    2.3%
                   Larry E. Ryherd     47,250(3)  (10)    3.4%
                   All directors and   82,775             5.9%
                   executive officers as a
                   group (twelve in number)

        Company's John S. Albin        10,504(4)           *
        Common    William F. Cellini    1,000
        Stock,    Robert E. Cook       10,199              *
        no par    Larry R. Dowell      10,142              *
        value     George E. Francis     4,600(5)           *
                  Donald G. Geary       1,200
                  Raymond L. Larson     4,401(6)           *
                  Paul D. Lovell       10,056              *
                  Dale E. McKee        11,901              *
                  James E. Melville    52,500(7)          2.8%
                  Thomas F. Morrow    159,060(8)          8.5%
                  Larry E. Ryherd     617,236(9)         33.0%
                  All directors and   892,799            47.8%
                  executive officers as a
                  group (twelve in number)

(1)James E. Melville owns 55 shares individually and 376 shares owned jointly with his spouse.

(2)Includes 31,500 shares beneficially in trust for the two children of Thomas F. Morrow, namely Kristi J. Wilkerson and Amy Suzanne Heath.

(3)Includes 47,250 shares beneficially in trust for the three children of Larry E. Ryherd and Dorothy LouVae Ryherd, namely Shari Lynette Serr, Derek Scott Ryherd and Jarad John Ryherd.

(4)Includes 392 shares owned directly by Mr. Albin's spouse.

(5)Includes 4,600 shares which may be acquired upon the exercise of outstanding stock options.

(6)Includes 375 shares owned directly by Mr. Larson's spouse.


(7)James E. Melville owns 2,500 shares individually and 14,000 shares jointly with his spouse. Includes; (i) 3,000 shares of the Company's Common Stock which are held beneficially in trust for his daughter, namely Bonnie J. Melville; (ii) 3,000 shares of the Company's Common Stock, 750 shares of which are in the name of Matthew C. Hartman, his nephew; 750 shares of which are in the name of Zachary T. Hartman, his nephew; 750 shares of which are in the name of Elizabeth A. Hartman, his niece; and 750 shares of which are in the name of Margaret M. Hartman, his niece; and (iii) 30,000 shares which may be acquired by James E. Melville upon the exercise of outstanding stock options.

(8)See footnote 2 under Principal Holders of Securities on page 3.


(9)See footnote 1 under Principal Holders of Securities on page 3.


(10) In addition, Mr. Morrow and Mr. Ryherd are directors and officers of UII. The Company owns 416,185 shares (29.6%) of UII. Mr. Morrow and Mr. Ryherd disclaim any beneficial interest of the 416,185 shares of UII owned by the Company as the Company's Board of Directors controls the voting and investment decisions regarding such shares.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS

Kerber, Eck and Braeckel served as the Company's independent certified public accounting firm for the fiscal year ended December 31, 1996 and for fiscal year ended December 31, 1995. In serving its primary function as outside auditor for the Company, Kerber, Eck and Braeckel performed the following audit services: examination of annual consolidated financial statements; assistance and consultation on reports filed with the Securities and Exchange Commission and; assistance and consultation on separate financial reports filed with the State insurance regulatory authorities pursuant to certain statutory requirements. The Company does not expect that a representative of Kerber, Eck and Braeckel will be present at the Annual Meeting of Shareholders of the Company. No accountants have been selected for fiscal year 1997 because the Company generally chooses accountants shortly before the commencement of the annual audit work.