Form 10-K/A
period 1997-12-31
UNITED TRUST INC /IL/
filed 1998-10-09
CIK 832480

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-K/A

                           AMENDMENT NUMBER 2 to
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              Amendment No. 2

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

Date:     October 9, 1998

                            UNITED TRUST, INC,

                                FORM 10-K/A

                                   INDEX

CERTIFIED PUBLIC ACCOUNTANT'S CONSENT

            KERBER, ECK & BRAECKEL LLP                                  3

PART I

ITEM 1.     BUSINESS

               Products                                                 4

               Reinsurance                                              5

ITEM 3.     LEGAL PROCEEDINGS                                           5


PART II

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS            5-19

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               Net loss per common share                               20

               Note 1G - Recognition of revenues and related
                expenses                                               20

               Note 1H - Deferred policy acquisition costs             20

               Note 1I - Cost of insurance acquired                    20

               Note 1J - Cost in excess of net assets purchased        21

               Note 1Q - Earnings per share                            21

               Note  7 - Reinsurance                                21-22

               Note  9 - Related party transactions                 22-23

               Note 13 - Other cash flow disclosures                23-24

               Note 17 - Pending change in control of
                          United Trust, Inc.                           24

            Consent of Independent Certified Public Accountant


     We consent to the amendments on page 20 - 24 of this Form 10-K/A dated October 9, 1998, and to the use of our opinion dated March 26, 1998, as originally filed with the United Trust, Inc. Form 10-K for 1997 after such amendment.



                              KERBER, ECK & BRAECKEL LLP




Springfield, Illinois
October 9,

PART I, ITEM I, BUSINESS, PRODUCTS OF UTI SHOULD BE AMENDED AS FOLLOWS:

Products

The Company's portfolio consists of two universal life insurance products. Universal life insurance is a form of permanent life insurance that is characterized by its flexible premiums, flexible face amounts, and unbundled pricing factors. The primary universal life insurance product is referred to as the "Century 2000". This product was introduced to the marketing force in 1993 and has become the cornerstone of current marketing. This product has a minimum face amount of $25,000 and currently credits 6% interest with a guaranteed rate of 4.5% in the first 20 years and 3% in years 21 and greater. The policy values are subject to a $4.50 monthly policy fee, an administrative load and a premium load of 6.5% in all years. The premium and administrative loads are a general expense charge which is added to a policy's net premium to cover the insurer's cost of doing business. A premium load is assessed upon the receipt of a premium payment. An administrative load is a monthly maintenance charge. The administrative load and surrender charge are based on the issue age, sex and rating class of the policy. A surrender charge is effective for the first 14 policy years. In general, the surrender charge is very high in the first couple of years and then declines to zero at the end of 14 years. Policy loans are available at 7% interest in advance. The policy's accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan.

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


PART  I,  ITEM  I, BUSINESS, REINSURANCE PARAGRAPH 1 SHOULD BE  AMENDED  AS
FOLLOWS:

Reinsurance

As is customary in the insurance industry, the insurance affiliates cede insurance to other insurance companies under reinsurance agreements. Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk. The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it, however it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies. The Company sets a limit on the amount of insurance retained on the life of any one person. The Company will not retain more than $125,000, including accidental death benefits, on any one life. At December 31, 1997, the Company had insurance in force of $3.692 billion of which approximately $1.022 billion was ceded to reinsurers.


PART I, ITEM 3, LEGAL PROCEEDINGS, SHOULD BE AMENDED AS FOLLOWS:

Legal Proceedings

The Company and its affiliates are named as defendants in a number of legal actions arising primarily from claims made under insurance policies. Those actions have been considered in establishing the Company's liabilities. Management is of the opinion that the settlement of those actions will not have a material adverse effect on the Company's financial position or results of operations.


PART II , ITEM 7 SHOULD BE AMENDED AS FOLLOWS:

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

Amortization of cost of insurance acquired decreased 57% in 1997 compared to 1996. Cost of insurance acquired is established when an insurance company is acquired. The Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition. The cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies. Cost of insurance acquired is comprised of individual life insurance products including whole life, interest sensitive whole life and universal life insurance products. Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates utilized in the amortization calculation are 9% on approximately 24% of the balance and 15% on the remaining balance. The interest rates vary due to risk analysis performed at the time of acquisition on the business acquired. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised. The Company did not have any charge-offs during the periods covered by this report. The decrease in amortization during the current period is a fluctuation due to the expected future profits. Amortization of cost of insurance acquired is particularly sensitive to changes in persistency of certain blocks of insurance in-force. The improvement of persistency during the year had a positive impact on amortization of cost of insurance acquired. Persistency is a measure of insurance in force retained in relation to the previous year. The Company's average persistency rate for all policies in force for 1997 and 1996 has been approximately 89.4% and 87.9%, respectively.

Operating expenses decreased 23% in 1997 compared to 1996. Approximately one-half of the decrease in operating expenses is related to the settlement of certain litigation in December of 1996 regarding non-standard policies. Included in this decrease were legal fees and payments to the litigants to settle the issue. In 1992, as part of the acquisition of Commonwealth Industries Corporation, an agreement was entered into between John Cantrell and FCC for future payments to be made by FCC. A liability was established at the date of the agreement. Upon the death of Mr. Cantrell in late 1997, obligations under this agreement transferred to Mr. Cantrell's wife at a reduced amount. This resulted in a reduction of approximately $600,000 of the liability held for future payments under the agreement. In addition, 1997 Consulting fees, primarily in the area of actuarial services. were reduced approximately $400,000 as the Company was able to hire an actuary, on a part-time basis, at a cost less than fees paid in the previous year to consulting actuaries. The remaining reduction in operating expenses is attributable to reduced salary and employee benefit costs in 1997, as a result of natural attrition.

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

1996 Compared to 1995

(a)    Revenues

Premium and policy fee revenues, net of reinsurance premium, decreased 7% when comparing 1996 to 1995. The decrease in premium income is primarily attributed to a 15% decrease in new business production. The decrease is due to two factors. The first factor is that the Company changed its focus from primarily a broker agency distribution system to a captive agent system. The second factor is that the Company changed its product portfolio from primarily traditional life insurance to universal life insurance.

Business written by the broker agency force, in recent years, did not meet Company expectations. With the change in focus of distribution systems, most of the broker agents were terminated. (The termination of the broker agency force caused a non-recurring write down of the value of agency force asset in 1995, see discussion of amortization of agency force for further details.). The change in distribution systems effectively reduced the total number of agents representing and producing business for the Company. Broker agents sell insurance and related products for several companies. Captive agents sell for only one company. The change from a brokerage agency system to a captive agent system caused a decline in new premium writings as the captive agents required training from the home office and often had little or no previous insurance sales experience. Additionally, the products sold were changed from traditional whole life to universal life, resulting in veteran captive agents having to learn the features of the new products. Broker agents typically sell products for several companies and typically have more experience in the industry or have experienced agents within the agency to assist and train them. The captive agent approach, though slower and requiring more home office training, is believed to be the best long term approach for the Company as agents will be trained in the procedures and practices of the Company and will be more familiar to the Company through the training process. This will help in recruiting quality individuals with the character and attitude conducive with Company desires.

Universal life and interest sensitive products contribute only the risk charge to premium income; however, traditional insurance products contribute all monies received to premium income. The Company changed its product portfolio to remain competitive based on consumer demand.

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

Amortization of cost of insurance acquired increased 25% in 1996 compared to 1995. Cost of insurance acquired is established when an insurance company is acquired. The Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition. The cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies. Cost of insurance acquired is comprised of individual life insurance products including whole life, interest sensitive whole life and universal life insurance products. Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates utilized in the amortization calculation are 9% on approximately 24% of the balance and 15% on the remaining balance. The interest rates vary due to risk analysis performed at the time of acquisition on the business acquired. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised. The Company did not have any charge-offs during the periods covered by this report. The increase in amortization during the current period is a fluctuation due to the expected future profits. Amortization of cost of insurance acquired is particularly sensitive to changes in persistency of certain blocks of insurance in-force.

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

At December 31, 1997, the Company had a total of $21,460,000 in long-term debt outstanding. Long-term debt principal reductions are approximately
$1.5 million per year over the next four years. The debt structure is described in the following paragraphs.

The senior debt is through First of America Bank - NA and is subject to a credit agreement. As of December 31, 1997 the outstanding principal balance of the senior debt is $6,900,000. The debt bears interest to a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate". The base rate at issuance of the loan was 8.25%, until March of 1997, when it changed to 8.5%. The base rate has remained unchanged at 8.5% through the date of this filing. Interest is paid quarterly and principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. On November 8, 1997, the Company prepaid the $1,000,000 May 8,1998, principal payment. Principal and interest payments expected to be paid on this debt are $0 and $625,000 in 1998 and $1,000,000 and $580,000 in 1999, respectively.

The subordinated debt was incurred June 16, 1992 as a part of an acquisition and consists of 10 and 20 year notes. As of December 31, 1997 the outstanding principal balance of the 10-year notes is $5,747,000 and the 20-year notes is $3,902,000. The 10-year notes bear interest at the rate of 7 1/2% per annum, payable semi-annually beginning December 16, 1992. These notes except for one $840,000 note provide for principal payments equal to 1/20th of the principal balance due with each interest installment beginning December 16, 1997, with a final payment due June 16, 2002. The $840,000 note provides for a lump sum principal payment due June 16, 2002. In June 1997, the Company refinanced $204,267 of its subordinated 10-year notes to subordinated 20-year notes bearing interest at the rate of 8.75%. The repayment terms of these notes are the same as the original subordinated 20 year notes. The 20-year notes bear interest at the rate of 8 1/2% per annum on $3,530,000 and 8.75% per annum on $505,000, payable semi-annually with a lump sum principal payment due June 16, 2012. Principal and interest payments expected to be paid on the 10-year notes are $516,000 and $412,000 in 1998 and $516,000 and $373,000 in
1999, respectively. Principal and interest payments expected to be paid on the 20-year notes are $0 and $333,000 in 1998 and $0 and $333,000 in 1999,
respectively.

On July 31, 1997, United Trust Inc. issued convertible notes totaling $2,560,000 to seven individuals, all officers or employees of United Trust Inc. As of December 31, 1997 the outstanding principal balance of the convertible notes is $2,560,000. The notes bear interest at a rate of 1% over prime, which has remained unchanged at 8.5%, with interest payments due quarterly and principal due upon maturity of July 31, 2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years. As of December 31, 1997, the notes were convertible into 204,800 shares of UTI common stock with no conversion privileges having been exercised. Principal and interest payments expected to be paid on the convertible notes are $0 and $243,000 in 1998 and $0 and $243,000 in 1999, respectively.

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

Since UTI is a holding company, funds required to meet its debt service requirements and other expenses are primarily provided by its subsidiaries. On a parent only basis, UTI's cash flow is dependent on revenues from a management agreement with UII and its earnings received on invested assets and cash balances. At December 31, 1997, substantially all of the consolidated shareholders equity presents net assets of its subsidiaries. Cash requirements of UTI primarily relate to servicing its long-term debt. The Company's insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the company is domiciled. UTI is the ultimate parent of UG through ownership of several intermediary holding companies. UG can not pay a dividend directly to UTI due to the ownership structure. However, if UG paid a dividend to its direct parent and each subsequent intermediate company within the holding company structure paid a dividend equal to the amount it received, UTI would receive 42% of the original dividend paid by UG. Please refer to Note 1 of the Notes to the Consolidated Financial Statements. UG's dividend limitations are described below without effect of the ownership structure.

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

Currently, the Company's insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including the power to:
(i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments. Insurance regulation is concerned primarily with the protection of policyholders. The Company cannot predict the impact of any future proposals, regulations or market conduct investigations. The Company's insurance subsidiaries, USA, UG, APPL and ABE are domiciled in the states of Ohio, Ohio, West Virginia and Illinois, respectively.

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


Subsequent Event

On February 19, 1998, UTI signed a letter of intent with Jesse T. Correll, whereby Mr. Correll will personally or in combination with other individuals make an equity investment in UTI over a period of three years. Upon completion of the transaction Mr. Correll will own 51% of UTI. Under the terms of the letter of intent Mr. Correll will buy 2,000,000 authorized but unissued shares of UTI common stock for $15.00 per share and will also buy 389,715 shares of UTI common stock, representing stock of UTI and UII, that UTI purchased during the last eight months in private transactions at the average price UTI paid for such stock, plus interest, or approximately $10.00 per share. Mr. Correll also will purchase 66,667 shares of UTI common stock and $2,560,000 of face amount of convertible bonds (which are due and payable on any change in control of UTI) in private transactions, primarily from officers of UTI. Upon completion of the transaction, Mr. Correll would be the largest shareholder of UTI.

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

PART   II,  ITEM  8,  FINANCIAL  STATEMENTS,  CONSOLIDATED  STATEMENTS   OF
OPERATIONS SHOULD BE AMENDED TO REPLACE NET LOSS PER COMMON SHARE



                          1997           1996            1995
Net loss per common $    (0.32)    $    (0.50)     $    (1.61)
share



PART II, ITEM 8, NOTE 1G, SHOULD BE AMENDED AS FOLLOWS:


     G. RECOGNITION OF REVENUES AND RELATED EXPENSES - Premiums for traditional life insurance products, which include those products with fixed and guaranteed premiums and benefits, consist principally of whole life insurance policies,and certain annuities with life contingencies are recognized as revenues when due. Limited payment life insurance policies defer gross premiums received in excess of net premiums, which is then recognized in income in a constant relationship with insurance in force. Accident and health insurance premiums are recognized as revenue pro rata over the terms of the policies. Benefits and related expenses associated with the premiums earned are charged to expense proportionately over the lives of the policies through a provision for future policy benefit liabilities and through deferral and amortization of deferred policy acquisition costs. For universal life and investment products, generally there is no requirement for payment of premium other than to maintain account values at a level sufficient to pay mortality and expense charges. Consequently, premiums for universal life policies and investment products are not reported as revenue, but as deposits. Policy fee revenue for universal life policies and investment products consists of charges for the cost of insurance and policy administration fees assessed during the period. Expenses include interest credited to policy account balances and benefit claims incurred in excess of policy account balances.


PART II, ITEM 8, NOTE 1H, FIRST PARAGRAPH SHOULD BE AMENDED AS FOLLOWS:

     H. DEFERRED POLICY ACQUISITION COSTS - Commissions and other costs (salaries of certain employees involved in the underwriting and policy issue functions, and medical and inspection fees) of acquiring life insurance products that vary with and are primarily related to the production of new business have been deferred. Traditional life insurance acquisition costs are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves.


PART II, ITEM 8, NOTE 1I, FIRST PARAGRAPH SHOULD BE AMENDED AS FOLLOWS:

     I.COST OF INSURANCE ACQUIRED - When an insurance company is acquired, the Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition. The cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies. The Company utilized 9% discount rate on approximately 24% of the business and 15% discount rate on approximately 76% of the business. Cost of Insurance Acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates utilized in the amortization calculation are 9% on approximately 24% of the balance and 15% on the remaining balance. The interest rates vary due to differences in the blocks of business. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.

PART II, ITEM 8, NOTE 1J SHOULD BE AMENDED AS FOLLOWS:

     J.COST IN EXCESS OF NET ASSETS PURCHASED - Cost in excess of net assets purchased is the excess of the amount paid to acquire a company over the fair value of its net assets. Costs in excess of net assets purchased are amortized on the straight-line basis over a 40-year period. Management continually reviews the value of goodwill based on estimates of future earnings. As part of this review, management determines whether goodwill is fully recoverable from projected undiscounted net cash flows from earnings of the subsidiaries over the remaining amortization period. If management were to determine that changes in such projected cash flows no longer supported the recoverability of goodwill over the remaining amortization period, the carrying value of goodwill would be reduced
     with  a  corresponding charge to expense       (no such  changes  have
     occurred). Accumulated amortization of cost in excess of net assets purchased was $1,420,146 and $1,265,146 as of December 31, 1997 and 1996, respectively. A reverse stock split of FCC in May of 1997 created negative goodwill of $2,564,719. The credit to goodwill resulted from the retirement of fractional shares. Please refer to
     Note 11 to the Consolidated Financial Statements for additional information concerning the reverse stock split.


PART II, ITEM 8, NOTE 1Q SHOULD BE AMENDED AS FOLLOWS:

     Q.EARNINGS PER SHARE - Earnings per share are based on the weighted average number of common shares outstanding during each year, retroactively adjusted to give effect to all stock splits. In accordance with Statement of Financial Accounting Standards No. 128, the computation of diluted earnings per share is not shown since the Company has a loss from continuing operations in each period presented, and any assumed conversion, exercise, or contingent issuance of securities would have an antidilutive effect on earnings per share. Had the Company not been in a loss position, the outstanding dilutive instruments would have been convertible notes of 204,800, 0 and 0 shares in 1997, 1996 and 1995, respectively, and stock options exercisable of 1,562, 1,562, and 4,062 shares in 1997, 1996, and 1995, respectively, UTI had stock options outstanding during each of the periods presented for 105,000 shares of common stock at a per share price in excess of the average market price, and would therefore not have been included in the computation of diluted earnings per share


PART II, ITEM 8, NOTE 7 SHOULD BE AMENDED AS FOLLOWS:

7.  REINSURANCE

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

One of the Company's insurance subsidiaries (UG) entered into a coinsurance agreement with First International Life Insurance Company ("FILIC") as of September 30, 1996. The transaction resulted in no gain or loss in the GAAP financial statements. The transaction was entered into to increase the statutory surplus position of UG. The ceding commission received was equal to the value reflected on this block of business in the Cost of Insurance Acquired asset. The ceding commission reduced this asset. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to non-
premium  paying  life  insurance policies.   A.M.  Best  assigned  FILIC  a
Financial Performance Rating (FPR) of 7 (Strong) on a scale of 1 to 9. A.M. Best assigned a Best's Rating of A++ (Superior) to The Guardian Life Insurance Company of America ("Guardian"), parent of FILIC, based on the consolidated financial condition and operating performance of the company and its life/health subsidiaries. During 1997, FILIC changed its name to Park Avenue Life Insurance Company ("PALIC"). The agreement with PALIC accounts for approximately 65% of the reinsurance receivables as of December 31, 1997.

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


PART II, ITEM 8, NOTE 9 SHOULD BE AMENDED AS FOLLOWS:

9.  RELATED PARTY TRANSACTIONS
Under the current structure, FCC pays a majority of the general operating expenses of the affiliated group. FCC then receives management, service fees and reimbursements from the various affiliates.

UII has a service agreement with USA. The agreement was originally established upon the formation of USA which was a 100% owned subsidiary of UII. Changes in the affiliate structure have resulted in USA no longer being a direct subsidiary of UII, though still a member of the same affiliated group. The original service agreement has remained in place without modification. USA is to pay UII monthly fees equal to 22% of the amount of collected first year premiums, 20% in second year and 6% of the renewal premiums in years three and after. UII has a subcontract agreement with UTI to perform services and provide personnel and facilities. The services included in the agreement are claim processing, underwriting, processing and servicing of policies, accounting services, agency services, data processing and all other expenses necessary to carry on the business of a life insurance company. UII's subcontract agreement with UTI states that UII is to pay UTI monthly fees equal to 60% of collected service fees from USA as stated above. The service fees received from UII are recorded in UTI's financial statements as other income.

USA paid $989,295, $1,567,891 and $2,015,325 under their agreement with UII for 1997, 1996 and 1995, respectively. UII paid $593,577, $940,734 and
$1,209,195 under their agreement with UTI for 1997, 1996 and 1995, respectively. Additionally, UII paid FCC $150,000, $300,000 and $600,000 in 1997, 1996 and 1995, respectively for reimbursement of costs attributed to UII. These reimbursements are reflected as a credit to general expenses.

Respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon generally accepted accounting principles. The costs paid by UTI for services include costs related to the production of new business, which are deferred as policy acquisition costs and charged off to the income statement through "Amortization of deferred policy acquisition costs". Amounts recorded by USA as deferred acquisition costs are no greater than what would have been recorded had all such expenses been directly incurred
by  USA.   Also  included
are costs associated with the maintenance of existing policies that are charged as current period costs and included in "general expenses".

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


PART II, ITEM 8, NOTE 13 SHOULD BE AMENDED AS FOLLOWS:

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

One of the Company's insurance subsidiaries ("UG") entered into a coinsurance agreement with Park Avenue Life Insurance Company ("PALIC") at September 30, 1996. At closing of the transaction, UG received a coinsurance credit of $28,318,000 for policy liabilities covered under the agreement. UG transferred assets equal to the credit received. This transfer included policy loans of $2,855,000 associated with policies under the agreement and a net cash transfer of $19,088,000 after deducting the ceding commission due UG of $6,375,000. The transaction resulted in no gain or loss in the GAAP financial statements. The transaction was entered into to increase the statutory surplus position of UG. The ceding commission received was equal to the value reflected on this block of business in the Cost of Insurance Acquired asset. The ceding commission reduced this asset. To provide the cash required to be transferred under the agreement, the Company sold $18,737,000 of fixed maturity investments held to maturity.


PART II, ITEM 8, NOTE 17 SHOULD BE AMENDED AS FOLLOWS:

17.  PENDING CHANGE IN CONTROL OF UNITED TRUST, INC.

On February 19, 1998, UTI signed a letter of intent with Jesse T. Correll, whereby Mr. Correll will personally or in combination with other individuals make an equity investment in UTI over a period of three years. Upon completion of the transaction Mr. Correll will own 51% of UTI. Under the terms of the letter of intent Mr. Correll will buy 2,000,000 authorized but unissued shares of UTI common stock for $15.00 per share and will also buy 389,715 shares of UTI common stock, representing stock of UTI and UII, that UTI purchased during the last eight months in private transactions at the average price UTI paid for such stock, plus interest, or approximately $10.00 per share. Mr. Correll also will purchase 66,667 shares of UTI common stock and $2,560,000 of face amount of convertible bonds (which are due and payable on any change in control of UTI) in private transactions, primarily from officers of UTI.
UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to negotiation of a definitive purchase agreement; completion of due diligence by Mr. Correll; the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is not expected to be completed before June 30, 1998, and there can be no assurance that the transaction will be completed.