Form 10-Q/A
period 1998-03-31
UNITED TRUST INC /IL/
filed 1998-10-09
CIK 832480

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-Q/A
                             (Amendment No. 1)

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                    OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number 0-16867

                          UNITED TRUST, INC.
        (Exact name of registrant as specified in its charter)

           ILLINOIS                                         37-1172848
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                    Identification No.)

                       5250 SOUTH SIXTH STREET
                            P.O. BOX 5147
                        SPRINGFIELD, IL 62705
         (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (217) 241-6300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of April 30, 1998 was 1,627,200.

                            UNITED TRUST, INC,

                                FORM 10-Q/A

                                   INDEX



PART I - FINANCIAL INFORMATION                                             3
 ITEM 1.  FINANCIAL STATEMENTS                                             3
  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH
  31, 1998                                                                 3
    AMEND TO INCLUDE WEIGHTED AVERAGE SHARES OUTSTANDING.                  3
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               3
    AMEND NOTE 9.  PENDING CHANGE IN CONTROL OF UNITED TRUST, INC.         3
 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS                                                     3
  AMEND TO REPLACE IN ITS ENTIRETY ALL TEXT CONTAINED UNDER THE SUB
  CAPTION "PENDING CHANGE IN CONTROL OF UNITED TRUST, INC."                4
PART II - OTHER INFORMATION                                                4
 ITEM 5.  OTHER INFORMATION                                                4
  AMEND TO REPLACE IN ITS ENTIRETY ALL TEXT CONTAINED UNDER THE SUB
  CAPTION "PENDING CHANGE IN CONTROL OF UNITED TRUST, INC."                4
SIGNATURES                                                                 5

                     PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,
1998


AMEND TO INCLUDE WEIGHTED AVERAGE SHARES OUTSTANDING.

                                          Three Months Ended
                                        March 31,     March 31,
                                          1998          1997
Basic Weighted Average Shares
Outstanding                              1,628,547     1,870,094

Diluted Weighted Average Shares
Outstanding                              1,834,909     1,871,656


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


AMEND NOTE 9.  PENDING CHANGE IN CONTROL OF UNITED TRUST, INC.

On April 30, 1998, UTI and First Southern Funding, a Kentucky corporation ("FSF"), signed a Definitive Agreement ("the FSF Agreement") whereby FSF will make an equity investment in UTI. Mr. Jesse T. Correll who signed the initial letter of intent with UTI dated February 19, 1998, is the majority shareholder of FSF. Under the terms of the FSF Agreement, FSF will buy 473,523 authorized but unissued shares of UTI common stock for $15.00 a share and will also buy 389,715 shares of UTI common stock that UTI purchased during the last year in private transactions at the average price UTI paid for such stock, plus interest, or approximately $10.00 per share. FSF will also purchase 66,667 shares of UTI common stock and $2,560,000 of face amount convertible bonds which are due and payable on any change in control of UTI, in private transactions, primarily from officers of UTI.
In addition, FSF will be granted a three-year option to purchase up to 1,450,000 shares of UTI common stock for $15.00 per share.

Management of UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is not expected to be completed during the third quarter 1998, and there can be no assurance that the transaction will be completed. The pending change in control of UTI is not contingent upon the merger of UTI and UII.

FSF is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns five banks that operate out of 14 locations in central Kentucky.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AMEND TO REPLACE IN ITS ENTIRETY ALL TEXT CONTAINED UNDER THE SUB CAPTION "Pending Change in control of United Trust, Inc."

Pending Change in Control of United Trust Inc.

On April 30, 1998, UTI and First Southern Funding, a Kentucky corporation ("FSF"), signed a Definitive Agreement ("the FSF Agreement") whereby FSF will make an equity investment in UTI. Mr. Jesse T. Correll who signed the initial letter of intent with UTI dated February 19, 1998, is the majority shareholder of FSF. Under the terms of the FSF Agreement, FSF will buy 473,523 authorized but unissued shares of UTI common stock for $15.00 a share and will also buy 389,715 shares of UTI common stock that UTI purchased during the last year in private transactions at the average price UTI paid for such stock, plus interest, or approximately $10.00 per share. FSF will also purchase 66,667 shares of UTI common stock and $2,560,000 of face amount convertible bonds which are due and payable on any change in control of UTI, in private transactions, primarily from officers of UTI.
In addition, FSF will be granted a three-year option to purchase up to 1,450,000 shares of UTI common stock for $15.00 per share.

Management of UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is not expected to be completed during the third quarter 1998, and there can be no assurance that the transaction will be completed. The pending change in control of UTI is not contingent upon the merger of UTI and UII.

FSF is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns five banks that operate out of 14 locations in central Kentucky.


                        PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION


AMEND TO REPLACE IN ITS ENTIRETY ALL TEXT CONTAINED UNDER THE SUB CAPTION "Pending Change in control of United Trust, Inc."

Pending Change in Control of United Trust Inc.

On April 30, 1998, UTI and First Southern Funding, a Kentucky corporation ("FSF"), signed a Definitive Agreement ("the FSF Agreement") whereby FSF will make an equity investment in UTI. Mr. Jesse T. Correll who signed the initial letter of intent with UTI dated February 19, 1998, is the majority shareholder of FSF. Under the terms of the FSF Agreement, FSF will buy 473,523 authorized but unissued shares of UTI common stock for $15.00 a share and will also buy 389,715 shares of UTI common stock that UTI purchased during the last year in private transactions at the average price UTI paid for such stock, plus interest, or approximately $10.00 per share. FSF will also purchase 66,667 shares of UTI common stock and $2,560,000 of face amount convertible bonds which are due and payable on any change in control of UTI, in private transactions, primarily from officers of UTI.
In addition, FSF will be granted a three-year option to purchase up to 1,450,000 shares of UTI common stock for $15.00 per share.

Management of UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is not expected to be completed during the third quarter 1998, and there can be no assurance that the transaction will be completed. The pending change in control of UTI is not contingent upon the merger of UTI and UII.

FSF is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns five banks that operate out of 14 locations in central Kentucky.

                                SIGNATURES

The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its March 31, 1998 filing of Form 10-Q as set forth on the index page:

          Each amendment as shown on the index page is amended to
          replace   the  existing  item,  statement  or   exhibit
          reflected in the March 31, 1998 Form 10-Q filing.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                            UNITED TRUST, INC.
                               (Registrant)







Date:   October 9, 1998            By   /s/ James E. Melville
                                     James E. Melville
                                     President, Chief Operating Officer
                                        and Director








Date:   October 9, 1998            By   /s/ Theodore C. Miller
                                     Theodore C. Miller
                                     Senior Vice President
                                        and Chief Financial Officer