Form 10-Q
period 1998-09-30
UNITED TRUST INC /IL/
filed 1998-11-13
CIK 832480

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998


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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


The number of shares outstanding of the registrant's common stock as of October 31, 1998, was 1,627,200.

                    UNITED TRUST, INC. AND SUBSIDIARIES
                              (The "Company")


                             TABLE OF CONTENTS


Part 1:  Financial Information                                     3
 Item 1:  Financial Statements                                     3
  Consolidated Balance Sheets as of September 30,  1998  and
  December 31, 1997                                                3
  Consolidated  Statements of Operations for  the  nine  and
  three months ended September 30, 1998 and 1997                   4
  Consolidated Statements of Cash Flows for the nine  months
  ended September 30, 1998 and 1997                                5
  Notes to Consolidated Financial Statements                       6
 Item  2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations                              13
Part II - Other Information                                       19
 Item 1.  Legal Proceedings                                       19
 Item 2.  Changes in Securities                                   19
 Item 3.  Defaults Upon Senior Securities                         19
 Item 4.  Submission of Matters to a Vote of Security Holders     19
 Item 5.  Other information                                       19
 Item 6.  Exhibits and Reports on Form 8-K.                       20
Signatures                                                        21

                     PART 1.  FINANCIAL INFORMATION
                     Item 1.  Financial Statements

                           UNITED TRUST, INC.
                            AND SUBSIDIARIES

                      Consolidated Balance Sheets

                                          September 30, December 31,
ASSETS                                       1998           1997

Investments:
Fixed maturities at amortized cost
  (market $180,997,557 and $184,782,568)$173,273,717 $180,970,333
Investments held for sale:
Fixed maturities, at market
  (cost $1,498,095 and $1,672,298)         1,508,793    1,668,630
Equity securities, at market
  (cost $2,820,685 and $3,184,357)         1,986,074    3,001,744
Mortgage loans on real estate
  at amortized cost                        9,724,950    9,469,444
Investment real estate, at cost,
  net of accumulated depreciation          9,283,288    9,760,732
Real estate acquired in satisfaction
  of debt                                  1,646,001    1,724,544
Policy loans                              13,972,263   14,207,189
Short-term investments                       224,144    1,798,878
Other invested assets                         66,212            0
                                         211,685,442  222,601,494

Cash and cash equivalents                 28,390,490   16,105,933
Investment in affiliates                   5,823,726    5,636,674
Accrued investment income                  4,019,454    3,686,562
Reinsurance receivables:
  Future policy benefits                  37,154,221   37,814,106
  Policy claims and other benefits         3,539,631    3,529,078
Other accounts and notes receivable          915,764      845,066
Cost of insurance acquired                39,804,518   41,522,888
Deferred policy acquisition costs          9,698,841   10,600,720
Costs in excess of net assets purchased,
  net of accumulated amortization          2,665,309    2,777,089
Property and equipment,
  net of accumulated depreciation          3,259,525    3,412,956
Other assets                                 968,442      767,258
Total assets                           $ 347,925,363 $349,299,824

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
  Future policy benefits               $ 247,817,394 $248,805,695
  Policy claims and benefits payable       2,086,070    2,080,907
  Other policyholder funds                 2,263,474    2,445,469
  Dividend and endowment accumulations    15,334,597   14,905,816
Income taxes payable:
  Current                                     55,699       15,730
  Deferred                                13,119,824   14,174,260
Notes payable                             20,615,335   21,460,223
Indebtedness to affiliates, net               33,789       18,475
Other liabilities                          4,178,581    3,790,051
Total liabilities                        305,504,763  307,696,626
Minority interests in
  consolidated subsidiaries               26,635,449   26,246,580

Shareholders' equity:
Common stock - no par value,
  stated value $.02 per share
Authorized 3,500,000 shares -
  1,627,200 and 1,634,779 shares
  issued after deducting treasury shares
  of 285,039 and 277,460                      32,545       32,696
Additional paid-in capital                16,420,441   16,488,375
Unrealized depreciation of
  investments held for sale                 (333,656)     (29,127)
Accumulated deficit                         (334,179)  (1,135,326)
Total shareholders' equity                15,785,151   15,356,618
Total liabilities and shareholders'
  equity                               $ 347,925,363 $349,299,824

                                See accompanying notes
                                         3

                             UNITED TRUST, INC.
                              AND SUBSIDIARIES
                  Consolidated Statements of Operations

                          Three Months Ended        Nine Months Ended
                     September 30, September 30, September 30, September 30,
                            1998        1997          1998        1997

Revenues:

Premiums and
  policy fees          $ 7,504,326$ 8,079,691 $ 24,154,829$ 26,038,285
Reinsurance premiums
  and policy fees       (1,260,457)(1,440,297)  (3,568,400) (3,663,723)
Net investment income    3,791,774  3,686,861   11,305,186  11,357,217
Realized investment
  gains and (losses), net (433,084)   (114,436)   (835,488)   (143,015)
Other income               164,967     142,314     495,224     602,893
                         9,767,526  10,354,133  31,551,351  34,191,657


Benefits and other expenses:

Benefits, claims and
  settlement expenses:
Life                     6,044,255   5,615,588  17,588,570  18,242,132
Reinsurance benefits
  and claims              (961,031)   (481,468) (2,058,464) (1,447,716)
Annuity                    352,619     411,395   1,095,033   1,178,807
Dividends to policyholders 781,429     922,224   2,706,633   3,074,230
Commissions and
  amortization of deferred
  policy acquisition costs 824,516   1,083,006   2,644,751   2,747,329
Amortization of cost
  of insurance acquired    497,926     612,007   1,718,370   1,724,294
Operating expenses       1,953,061   2,378,618   6,428,800   7,745,203
Interest expense           479,180     492,258   1,448,988   1,316,892
                         9,971,955  11,033,628  31,572,681  34,581,171

Loss before
  income taxes, minority
  interest and equity in
  earnings of investees   (204,429)   (679,495)    (21,330)   (389,514)
Credit (provision)
  for income taxes         880,800    (157,919)  1,001,812    (285,126)
Minority interest
  in (gain) loss
  of consolidated
  subsidiaries            (351,811)    353,893    (447,072)    297,943
Equity in earnings
  (loss) of investees      133,442     (40,920)    267,737       1,094

Net income (loss)       $  458,002 $  (524,441)$   801,147  $ (375,603)



Basic earnings per
  share from continuing
  operations and net
  income (loss)         $     0.28 $     (0.30)$      0.49 $     (0.21)

Diluted earnings per
  share from continuing
  operations and net
  income (loss)         $     0.27 $     (0.30)$      0.50 $     (0.21)

Basic weighted average
  shares outstanding     1,627,200   1,719,806   1,627,644   1,819,398

Diluted weighted average
  shares outstanding     1,833,562   1,719,806   1,834,006   1,819,398

                                    See accompanying notes

                                UNITED TRUST, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                             Nine Months Ended
                                          September 30, September 30,
                                             1998          1997

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income (loss)                       $   801,147 $  (375,603)
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities net
  of changes in assets and
  liabilities resulting from the sales and
  purchases of subsidiaries:
Amortization/accretion of fixed maturities  507,219     505,440
Realized investment (gains) losses, net     835,488     143,015
Policy acquisition costs deferred          (135,000)   (557,000)
Amortization of deferred policy
  acquisition costs                       1,036,879     984,977
Amortization of cost of
  insurance acquired                      1,718,370   1,724,294
Amortization of costs in excess of net
  assets purchased                           67,500     116,250
Depreciation                                357,682     333,653
Minority interest                           447,072    (297,943)
Equity in earnings of investees            (267,737)     (1,094)
Change in accrued investment income        (332,892)   (632,561)
Change in reinsurance receivables           649,332     986,960
Change in policy liabilities and accruals  (118,794)   (153,240)
Charges for mortality and administration of
  universal life and annuity products    (8,116,570) (7,996,086)
Interest credited to account balances     5,322,471   5,432,922
Change in income taxes payable           (1,014,467)    210,864
Change in indebtedness
  (to) from affiliates, net                  15,314     (31,820)
Change in other assets and liabilities, net (22,087) (1,256,796)
Net cash provided by
  (used in) operating activities          1,750,927    (863,768)

Cash flows from investing activities:
Proceeds from investments
  sold and matured:
Fixed maturities held for sale              164,097           0
Fixed maturities sold                             0           0
Fixed maturities matured                 32,371,454   8,186,791
Equity securities                           450,000     105,261
Mortgage loans                              943,156   1,146,863
Real estate                               1,039,924     510,806
Policy loans                              2,941,532   3,799,553
Short-term                                1,581,203     410,000
Total proceeds from investments
  sold and matured                       39,491,366  14,159,274
Cost of investments acquired:
Fixed maturities held for sale                    0           0
Fixed maturities                        (25,166,178)(14,301,690)
Equity securities                           (79,053)   (710,387)
Mortgage loans                           (1,577,694)   (134,314)
Real estate                                (941,618)   (937,268)
Policy loans                             (2,706,606) (3,573,018)
Other invested assets                       (66,212)          0
Short-term                                        0    (404,475)
Total cost of investments acquired      (30,537,361)(20,061,152)
Purchase of property and equipment          (89,424)   (431,910)
Net cash provided by
  (used in) investing activities          8,864,581  (6,333,788)

Cash flows from financing activities:
Policyholder contract deposits           11,989,493  14,069,987
Policyholder contract withdrawals        (9,812,952)(11,280,925)
Purchase of treasury stock                  (26,527)   (926,599)
Purchase of additional shares
  of equity investee                              0    (165,374)
Proceeds from issuance of notes payable           0   2,560,000
Payments of principal on notes payable     (480,965)   (758,251)
Payment for fractional shares
  from reverse stock split                        0      (2,381)
Payment for fractional shares from
  reverse stock split of subsidiary               0    (535,851)
Net cash provided by financing activities 1,669,049   2,960,606

Net increase (decrease) in
  cash and cash equivalents              12,284,557  (4,236,950)
Cash and cash equivalents
  at beginning of period                 16,105,933  17,326,235
Cash and cash equivalents
  at end of period                     $ 28,390,490 $13,089,285

                           See accompanying notes
                                    5


             UNITED TRUST, INC. AND CONSOLIDATED SUBSIDIARIES

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

At September 30, 1998, the parent, significant subsidiaries and affiliates of United Trust Inc. were as depicted on the following organizational chart.

                      ORGANIZATIONAL CHART
                    AS OF SEPTEMBER 30, 1998



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

2.  INVESTMENTS

As of September 30, 1998, fixed maturities and fixed maturities held for sale represented 83% of total invested assets. As prescribed by the various state insurance department statutes and regulations, the insurance companies' investment portfolio is required to be invested in investment grade securities to provide ample protection for policyholders. The Company does not invest in so-called "junk bonds" or derivative investments. The liabilities of the insurance companies are predominantly long term in nature and therefore, the companies invest primarily in long term fixed maturity investments. The Company has analyzed its fixed maturity portfolio and reclassified those securities expected to be sold prior to maturity as investments held for sale. The investments held for sale are carried at market. Management has the intent and ability to hold its fixed maturity portfolio to maturity and as such carries these securities at amortized cost. As of September 30, 1998, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.


3.   NOTES PAYABLE

At September 30, 1998 and December 31, 1997, the Company has $20,615,335 and $21,460,223 in long-term debt outstanding, respectively. The debt is comprised of the following components:

                             1998            1997
Senior debt              $ 6,900,000    $ 6,900,000
Subordinated 10 yr. notes  5,488,523      5,746,774
Subordinated 20 yr. notes  3,252,071      3,902,582
Convertible notes          2,560,000      2,560,000
Other notes payable        2,414,741      2,350,867
                         $20,615,335    $21,460,223

A.  SENIOR DEBT

The senior debt is through First of America Bank - Illinois NA and is subject to a credit agreement. The debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate." The base rate at September 30, 1998 was 8.5%. Interest is paid quarterly. Principal payments of $1,000,000 are due in May of each year, with a final payment due May 8, 2005. On November 8, 1998, the Company prepaid one half or $500,000 of the May 1999 principal payment. The base rate dropped one half a percentage point during October. The base rate at October 31, 1998 was 8.0%.

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

As partial proceeds in the acquisition of common stock from certain officers and directors in the third quarter of 1997, the Company issued unsecured promissory notes. These notes bear interest at 1% over prime with interest payments due quarterly. Principal comes due at varying times with $150,000 maturing on January 31, 1999, $1,654,507 maturing on July 31, 2005 and one note of $70,392 requiring annual principal reductions of $10,000 until maturity on September 23, 2004. The interest rates were deemed favorable to UTI and as a result, the Company has discounted the notes to reflect a 15% effective rate of interest for financial statement purposes. The notes have a total face maturity value of $1,864,899 and a discounted value at September 30, 1998 of $1,522,377.

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

On November 8, 1998, the Company prepaid $500,000 of the 1999 principal payment due on the senior debt.


4.  CAPITAL STOCK TRANSACTIONS

A.  STOCK OPTION PLAN

In 1985, UTI initiated a nonqualified stock option plan for employees, agents and directors of UTI under which options to purchase up to 44,000 shares of UTI's common stock are granted at a fixed price of $.20 per share. Through September 30, 1998 options for 42,438 shares were granted and exercised. Options for 1,562 shares remain available for grant.

A summary of the status of UTI's stock option plan through September 30, 1998 and December 31, 1997 is presented below.

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

The following information applies to options outstanding at September 30,1998:

  Number outstanding                           1,562
  Exercise price                              $ 0.20
  Remaining contractual life              Indefinite


B.  DEFERRED COMPENSATION PLAN

UTI and FCC established a deferred compensation plan during 1993 pursuant to which an officer or agent of FCC, UTI or affiliates of UTI, could defer a portion of their income over the next two and one-half years in return for a deferred compensation payment payable at the end of seven years in the amount equal to the total income deferred plus interest at a rate of approximately 8.5% per annum and a stock option to purchase shares of common stock of UTI. At the beginning of the deferral period an officer or agent received an immediately exercisable option to purchase 2,300 shares of UTI common stock at $17.50 per share for each $25,000 ($10,000 per year for two and one-half years) of total income deferred. The option expires on December 31, 2000. A total of 105,000 options were granted in 1993 under this plan. As of September 30, 1998 no options were exercised. At September 30, 1998 and December 31, 1997, the Company held a liability of $1,464,616 and $1,376,384, respectively, relating to this plan. At September 30, 1998, UTI common stock had a closing price of $6.50 per share.

The following information applies to deferred compensation plan stock options outstanding at September 30, 1998:

  Number outstanding                       105,000
  Exercise price                            $17.50
  Remaining contractual life            2.25 years


C.  CONVERTIBLE NOTES

On July 31, 1997, United Trust Inc. issued convertible notes for cash in the amount of $2,560,000 to seven individuals, all officers or employees of United Trust Inc. The notes bear interest at a rate of 1% over prime, with interest payments due quarterly and principal due upon maturity of July 31, 2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years. As of September 30, 1998, the notes were convertible into 204,800 shares of UTI common stock with no conversion privileges having been exercised. At September 30, 1998, UTI common stock had a closing price of $6.50 per share.

D.  PURCHASE OF TREASURY STOCK

On January 16, 1998, UTI acquired 7,579 shares of its common stock from the estate of Robert Webb, a former director, for $26,527 and a promissory note valued at $41,819 due January 16, 2005. The note bears interest at a rate of 1% over prime, with interest due quarterly and principal due on maturity.


5.   EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations as presented on the income statement.

                            For  the YTD period ended September  30, 1998
                                 Income          Shares          Per-Share
                                 (Numerator)     (Denominator)     Amount

BASIC EPS
Income  available to common
shareholders                $    801,147         1,627,644    $  0.49

EFFECT OF DILUTIVE
SECURITIES
Convertible notes                118,236           204,800
Options                                              1,562

DILUTED EPS
Income  available to common
shareholders  and   assumed
conversions                      919,383         1,834,006    $  0.50



                            For  the  third quarter ended September 30, 1998
                                 Income          Shares          Per-Share
                                 (Numerator)     (Denominator)     Amount

BASIC EPS
Income  available to common
shareholders                $    458,002         1,627,200    $  0.28

EFFECT OF DILUTIVE
SECURITIES
Convertible notes                 39,847           204,800
Options                                              1,562

DILUTED EPS
Income  available to common
shareholders  and   assumed
conversions                      497,849         1,833,562    $  0.27

                                      10

                            For  the YTD period ended September  30, 1997
                                 Income          Shares          Per-Share
                                 (Numerator)     (Denominator)     Amount

BASIC EPS
Income  available to common
shareholders                $    (375,603)       1,819,398    $  (0.21)

EFFECT OF DILUTIVE
SECURITIES                              0                0


DILUTED EPS
Income  available to common
shareholders  and   assumed
conversions                      (375,603)       1,819,398    $  (0.21)



                            For  the  second quarter ended September 30, 1997
                                 Income          Shares          Per-Share
                                 (Numerator)     (Denominator)     Amount

BASIC EPS
Income  available to common
shareholders                $    (524,441)       1,719,806    $  (0.30)

EFFECT OF DILUTIVE
SECURITIES                              0                0


DILUTED EPS
Income  available to common
shareholders  and   assumed
conversions                      (524,441)       1,719,806    $  (0.30)


UTI has stock options outstanding during the third quarter of 1998 and 1997 for 105,000 shares of common stock at $17.50 per share that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

Had UTI not incurred losses in the third quarter of 1997 and for the year to date period ending September 30, 1997, convertible notes for 204,800 shares and options for 1,562 shares would have been included in the diluted earnings per share calculations.


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


7.   OTHER CASH FLOW DISCLOSURE

On a cash basis, the Company paid $1,232,658 and $1,107,090 in interest expense through the third quarter of 1998 and 1997, respectively. The Company paid $15,730 and $60,044 of federal income tax through the third quarter of 1998 and 1997, respectively.

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

A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur during the first quarter of 1999. The proposed merger is not contingent upon the pending change in control of UTI.


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

Management of UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to the receipt of regulatory and other approvals; and the satisfaction of certain conditions. Two of the three states in which regulatory approval is required have granted such approval. The third state (West Virginia) is expected to approve by the end of November. The transaction is expected to be completed during the fourth quarter 1998. There can be no assurance that the transaction will be completed. The pending change in control of UTI is not contingent upon the merger of UTI and UII.

FSF is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns five banks that operate out of 14 locations in central Kentucky.

            UNITED TRUST, INC. AND CONSOLIDATED SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report. The Company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of UTI and its subsidiaries at September 30, 1998.

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


RESULTS OF OPERATIONS

(A)    REVENUES

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased 6% and 8% when comparing the three and nine months ended September 30, 1998 to the same periods in 1997, respectively. The Company currently writes little new traditional business, consequently, traditional premiums will decrease as the amount of traditional business in-force decreases. Collected premiums on universal life and interest sensitive products is not reflected in premiums and policy revenues because Generally Accepted Accounting Principles ("GAAP") requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless the Company acquires a block of in-force business or marketing changes its focus to traditional business, premium revenue will continue to decline.

Another cause for the decrease in premium revenues is related to the potential change in control of UTI over the last two years to two different parties. During September of 1996, it was announced that control of UTI would pass to an unrelated party, but the change in control did not materialize. At this writing, a contract is pending with First Southern Funding "FSF" (FSF is an affiliate of First Southern Bancorp, Inc., a bank holding company) for the change in control of UTI. Please refer to the Notes to the Consolidated Financial Statements for additional information. The possible changes and resulting uncertainties have hurt the insurance companies' ability to recruit and maintain sales agents. However, management believes the affiliation with FSF will facilitate long-term growth opportunities. The expected long-term benefits to UTI are an increase in capital, which will enable the Company to pursue further growth through acquisitions. Nationally there is a trend toward consolidation of the financial service industry with proposed legislation to remove barriers between banks and insurance companies.

Net  investment income increased 3% when comparing the  three  months ended September 30, 1998 to the same period one year-ago. The increase in the current quarter is due to several factors. The improvement in cash flow from operations compared to the previous year. The Company changed banks during 1997, which provided an improvement in yield on cash balances. Another factor that contributed to the increase is the investment of funds in mortgage loans. A higher percentage of investments acquired have been directed to mortgage loans compared to previous periods. These loans provide an investment yield, which are approximately 3% above the yield that can be obtained from quality fixed maturities currently available.

Net investment income decreased slightly when comparing the nine months ended September 30, 1998 to the same period one year ago. The decrease in net investment income is due to the decrease in invested assets. The decrease in invested assets and the increase in cash and cash equivalents is a short-term fluctuation as management positions the Company for the pending change in control of UTI. The effects of lost investment revenue are partially offset by the factors discussed in the above quarterly comparison of investment income.

The Company's investments are generally managed to match related insurance and policyholder liabilities. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, which currently is the Company's primary sales product. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads. It is expected that monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on the insurance policies the Company currently has in force and will write in the future. At the September 1998 board of directors meeting it was deemed necessary to reduce interest crediting rates one half of a percentage point on certain products. This decision was prompted by the overall decline in market interest rates. The change in credited interest rates affects approximately $60,000,000 of policy liabilities. The expected savings to the Company will be approximately $300,000 per year. The change in credited interest rates is not immediate. The change is effective on the anniversary of the policy.

The Company had net realized investment losses of $835,488 and $143,015 for the nine months ended September 30, 1998 and 1997, respectively. The Company had net realized investment losses of $433,084 and $114,436 for the three months end September 30, 1998 and 1997, respectively. During third quarter of 1998 the Company entered into agreements to sell two non-income-producing properties. The Company recorded a loss of $310,000 based on these contracts. The foreclosed properties were subsequently sold for book value. The Company realized a loss of $88,000 on the investment in John Alden Financial Corporation common stock. Under the terms of an acquisition agreement between Fortis, Inc. and John Alden all outstanding common shares of John Alden were acquired. The foreclosure of three mortgages during second quarter of 1998 resulted in realized losses of $301,000.


(B)    EXPENSES

Life benefits, net of reinsurance benefits and claims, decreased 8% and 1% for the nine and three months ended September 30, 1998 as compared to the same periods one year-ago, respectively. The decrease in life benefits net of reinsurance is due to the decrease in premium revenues that resulted in lower benefit reserve increases. In addition, policyholder benefits decreased due to a decrease in death benefit claims of $1,059,000 for the nine months ended September 30, 1998 compared to the same period one year-ago. Policyholder benefits increased due to an increase in death benefit claims of $270,000 for the three months ended September 30, 1998 compared to the same period one year-ago. There is no single event that caused death benefits to increase or decrease. Death claims vary from period to period and therefore, fluctuations in death benefits are to be expected and are not considered unusual by management.

In future periods, life benefits should decrease due to the reduction in credited interest rates. At the September 1998 board of directors meeting it was deemed necessary to reduce interest crediting rates one half of a percentage point on certain products. This decision was prompted by the overall decline in market interest rates. The change in credited interest rates affects approximately $60,000,000 of policy liabilities. The expected savings to the Company will be approximately $300,000 per year. The change in credited interest rates is not immediate. The change is effective on the anniversary of the policy.

Operating expenses decreased 17% and 18% for the nine and three months ended September 30, 1998 as compared to the same periods one year-ago, respectively. The decrease in operating expenses is due to the decrease in salaries. The decrease in salaries is due to a 10% reduction in staff compared to the previous year, including the retirement of an executive officer.

Interest expense increased 10% for the nine months ended September 30, 1998 as compared to the same period one year-ago. Interest expense decreased 3% for the three months ended September 30, 1998. The decrease for the third quarter of 1998 is due to the decrease in notes payable compared to the previous year. The increase in interest expense for the nine months ended as of September 30, 1998 compared to one year ago is due to the $4,061,000 of debt incurred on July 31, 1997.

In future periods, interest expense is expected to decrease due to scheduled principal reductions of notes payable. On November 8, 1998, the Company prepaid $500,000 of the 1999 principal payment due on the senior debt. In October 1998, the base interest rate of variable rate debt decreased one half of one percentage point. This decrease affects approximately $10,961,000 of the outstanding notes payable as of September 30, 1998. The base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank. Please refer to Note 3 "Notes Payable" in the Notes to the Consolidated Financial Statements for more information.


(C)    NET INCOME

The improvement in net income for the current periods compared to the previous year is directly related to the decrease in life benefits and operating expenses.


FINANCIAL CONDITION

The  financial  condition  of  the  Company  reflects  a  3%  increase   in
shareholder's equity as of September 30, 1998 compared to December 31, 1997.

Investments and cash and cash equivalents represent approximately 69% and 68% of total assets at September 30, 1998 and December 31, 1997, respectively. Accordingly, investments are the largest asset group of the Company. The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, and the Company's business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and corporate securities rated investment grade by established nationally recognized rating organizations.

The liabilities are predominantly long-term in nature and therefore, the Company invests in long-term fixed maturity investments that are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or "junk bonds". As of September 30, 1998, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities it may sell and classified them as "investments held for sale". Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.


LIQUIDITY AND CAPITAL RESOURCES

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and the servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 8% and 5% as of September 30, 1998, and December 31, 1997, respectively. Fixed maturities as a percentage of total invested assets were 82% as of September 30, 1998 and December 31, 1997.

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

Cash provided by (used in) operating activities was $1,750,927 and ($863,768) in 1998 and 1997, respectively. The net cash provided by (used
in) operating activities plus net policyholder contract deposits after the payment of policyholder withdrawals equaled $3,927,468 in 1998 and $1,925,294 in 1997. Management utilizes this measurement of cash flows as an indicator of the performance of the Company's insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities when reporting on cash flows.

Cash provided by (used in) investing activities was $8,864,581 and ($6,333,788), for 1998 and 1997, respectively. The most significant aspect of cash provided by (used in) investing activities are the fixed maturity transactions. The increase in fixed maturities matured is due to the timing of the investment strategy, which was started six years ago. The strategy was investing funds into fixed maturity investments with three to seven year maturities. Over the past several years the difference between a seven year maturity investment yield compared to a longer period investment yield was inconsequential. The Company has not directed its investable funds to so-called "junk bonds" or derivative investments.

Net cash provided by financing activities was $1,669,049 and $2,960,606 for 1998 and 1997, respectively. Policyholder contract deposits decreased 15% in 1998 compared to 1997. Policyholder contract withdrawals has decreased 13% in 1998 compared to 1997. The change in policyholder contract withdrawals is not attributable to any one significant event. Factors that influence policyholder contract withdrawals are fluctuation of interest rates, competition and other economic factors.

At September 30, 1998, the Company had a total of $20,615,335 in long-term debt outstanding. Long-term debt principal reductions are approximately $1.5 million per year over the next several years. The senior debt is through First of America Bank - NA and is subject to a credit agreement. The debt bears interest to a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate". The base rate changed to 8.5% on March 1, 1997 and has remained unchanged through September 30, 1998. Interest is paid quarterly and principal payments of $1,000,000 are due in May of each year, with a final payment due May 8, 2005. On November 8, 1998, the Company prepaid $500,000 of the May 8,1999, principal payment. The base interest rate was reduced 0.5% during October 1998. Based on the interest rate reduction on approximately $10,961,000 of the outstanding notes payable as of September 30, 1998 it will save $55,000 of interest expense over a one-year period.

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

As of September 30, 1998 the Company has a total $28,390,490 of cash and cash equivalents, short-term investments and investments held for sale in comparison to $20,615,335 of notes payable. UTI and FCC service this debt through existing cash balances and management fees received from the insurance subsidiaries. FCC is further able to service this debt through dividends it may receive from UG.

Since UTI is a holding company, funds required to meet its debt service requirements and other expenses are primarily provided by its subsidiaries. On a parent only basis, UTI's cash flow is dependent on revenues from a management agreement with UII and its earnings received on invested assets and cash balances. At September 30, 1998, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. Cash requirements of UTI primarily relate to servicing its long-term debt. The Company's insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the insurance company is domiciled. UTI is the ultimate parent of UG through ownership of several intermediary holding companies. UG can not pay a dividend directly to UTI due to the ownership structure. Please refer to Note 1 of the Notes to the Consolidated Financial Statements. UG's dividend limitations are described below without effect of the ownership structure.

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

A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur during the first quarter of 1999. The proposed merger is not contingent upon the pending change in control of UTI.


PENDING CHANGE IN CONTROL OF UNITED TRUST, INC.

On April 30, 1998, UTI and First Southern Funding, a Kentucky corporation ("FSF"), signed a Definitive Agreement ("the FSF Agreement") whereby FSF will make an equity investment in UTI. Mr. Jesse T. Correll who signed the initial letter of intent with UTI date February 19, 1998, is the majority shareholder of FSF. Under the terms of the FSF Agreement, FSF will buy
473,523 authorized but unissued shares of UTI common stock for $15.00 a share and will also buy 389,715 shares of UTI common stock that UTI purchased during the last year in private transactions at the average price UTI paid for such stock, plus interest, or approximately $10.00 per share. FSF will also purchase 66,667 shares of UTI common stock and $2,560,000 of face amount convertible bonds that are due and payable on any change in control of UTI, in private transactions, primarily from officers of UTI. In addition, FSF will be granted a three-year option to purchase up to 1,450,000 shares of UTI common stock for $15.00 per share.

Management of UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to the receipt of regulatory and other approvals; and the satisfaction of certain conditions. Two of the three states in which regulatory approval is required have granted such approval. The third state (West Virginia) is expected to approve by the end of November. The transaction is expected to be completed during the fourth quarter 1998. There can be no assurance that the transaction will be completed. The pending change in control of UTI is not contingent upon the merger of UTI and UII.

FSF is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns five banks that operate out of 14 locations in central Kentucky.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Not applicable


ITEM 2.  CHANGES IN SECURITIES
Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable


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

A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur during the first quarter of 1999. The proposed merger is not contingent upon the pending change in control of UTI.


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

Management of UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to the receipt of regulatory and other approvals; and the satisfaction of certain conditions. Two of the three states in which regulatory approval is required have granted such approval. The third state (West Virginia) is expected to approve by the end of November. The transaction is expected to be completed during the fourth quarter 1998. There can be no assurance that the transaction will be completed. The pending change in control of UTI is not contingent upon the merger of UTI and UII.

FSF is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns five banks that operate out of 14 locations in central Kentucky.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)    Exhibits

   27     Financial Data Schedule (filed only electronically with the SEC)

   (b)    Reports on Form 8-K

          No reports of Form 8-K were filed during the quarter.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





UNITED TRUST, INC.
(Registrant)










Date:   November 12, 1998          By   /s/ James E. Melville
                                     James E. Melville
                                     President, Chief Operating Officer
                                        and Director








Date:   November 12, 1998          By   /s/ Theodore C. Miller
                                     Theodore C. Miller
                                     Senior Vice President
                                        and Chief Financial Officer