Form 10-Q/A
period 1998-09-30
UNITED TRUST INC /IL/
filed 1999-01-15
CIK 832480

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


The number of shares outstanding of the registrant's common stock as of October 31, 1998, was 1,627,200.

                    UNITED TRUST, INC. AND SUBSIDIARIES
                              (The "Company")

                                Form 10-Q/A

This amendment includes all the information from the original filing and the amended information. The amendment includes the addition of the financial schedule "Consolidated Statement of Changes in Shareholders' Equity". This amendment has been prepared to include the new information presented in gray shading on the hard copy and in all caps on the electronic filing under EDGAR.

                             TABLE OF CONTENTS


PART 1:  FINANCIAL INFORMATION                                     3

 ITEM 1:  FINANCIAL STATEMENTS                                     3
  CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1998 AND DECEMBER 31,
  1997                                                             3
  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE AND THREE MONTHS
  ENDED
   SEPTEMBER 30, 1998 AND 1997                                     4
  CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE PERIOD
  ENDED     SEPTEMBER 30, 1998                                     5
  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 1998 AND 1997                                      6
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       7
 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS                                            15

PART II - OTHER INFORMATION                                       22

 ITEM 1.  LEGAL PROCEEDINGS                                       22
 ITEM 2.  CHANGES IN SECURITIES                                   22
 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                         22
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     22
 ITEM 5.  OTHER INFORMATION                                       22
 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                        23

SIGNATURES                                                        24

                      PART 1:  FINANCIAL INFORMATION
                      ITEM 1:  FINANCIAL STATEMENTS

                           UNITED TRUST, INC.
                            AND SUBSIDIARIES

                      Consolidated Balance Sheets

                                          September 30,December 31,
ASSETS                                       1998         1997

Investments:
Fixed maturities at amortized cost
 (market $180,997,557 and $184,782,568)$ 173,273,717 $180,970,333
Investments held for sale:
Fixed maturities, at market
    (cost $1,498,095 and $1,672,298)       1,508,793    1,668,630
Equity securities, at market
    (cost $2,820,685 and $3,184,357)       1,986,074    3,001,744
Mortgage loans on real estate
  at amortized cost                        9,724,950    9,469,444
Investment real estate, at cost,
   net of accumulated depreciation         9,283,288    9,760,732
Real estate acquired in satisfaction
 of debt                                   1,646,001    1,724,544
Policy loans                              13,972,263   14,207,189
Short-term investments                       224,144    1,798,878
Other invested assets                         66,212            0
                                         211,685,442  222,601,494

Cash and cash equivalents                 28,390,490   16,105,933
Investment in affiliates                   5,823,726    5,636,674
Accrued investment income                  4,019,454    3,686,562
Reinsurance receivables:
Future policy benefits                    37,154,221   37,814,106
Policy claims and other benefits           3,539,631    3,529,078
Other accounts and notes receivable          915,764      845,066
Cost of insurance acquired                39,804,518   41,522,888
Deferred policy acquisition costs          9,698,841   10,600,720
Costs in excess of net assets purchased,
net of accumulated amortization            2,665,309    2,777,089
Property and equipment,
   net of accumulated depreciation         3,259,525    3,412,956
Other assets                                 968,442      767,258
Total assets                           $ 347,925,363$ 349,299,824

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits                 $ 247,817,394$ 248,805,695
Policy claims and benefits payable         2,086,070    2,080,907
Other policyholder funds                   2,263,474    2,445,469
Dividend and endowment accumulations      15,334,597   14,905,816
Income taxes payable:
Current                                       55,699       15,730
Deferred                                  13,119,824   14,174,260
Notes payable                             20,615,335   21,460,223
Indebtedness to affiliates, net               33,789       18,475
Other liabilities                          4,178,581    3,790,051
Total liabilities                        305,504,763  307,696,626
Minority interests in
  consolidated subsidiaries               26,635,449   26,246,580

Shareholders' equity:
Common stock - no par value,
  stated value $.02 per share
Authorized 3,500,000 shares -
  1,627,200 and 1,634,779 shares
issued after deducting treasury shares
 of 285,039 and 277,460                       32,545       32,696
Additional paid-in capital                16,420,441   16,488,375
Unrealized depreciation of
  investments held for sale                 (333,656)     (29,127)
Accumulated deficit                         (334,179)  (1,135,326)
Total shareholders' equity                15,785,151   15,356,618
Total liabilities and shareholders'
 Equity                                $ 347,925,363$ 349,299,824

                         See accompanying notes

                           UNITED TRUST, INC.
                           AND SUBSIDIARIES
                 Consolidated Statements of Operations

                          Three Months Ended          Nine Months Ended
                          September 30 September 30 September 30 September 30,
                            1998        1997           1998        1997

Revenues:

Premiums and
  policy fees            $ 7,504,326$ 8,079,691  $24,154,829$ 26,038,285
Reinsurance premiums
  and policy fees         (1,260,457)(1,440,297)  (3,568,400) (3,663,723)
Net investment income      3,791,774  3,686,861   11,305,186  11,357,217
Realized investment
 gains and (losses), net   (433,084)   (114,436)   (835,488)   (143,015)
Other income                164,967     142,314     495,224     602,893
                          9,767,526  10,354,133  31,551,351  34,191,657


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

                                 See accompanying notes

                            UNITED TRUST, INC.
                            AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE PERIOD ENDED SEPTEMBER 30,1998

COMMON STOCK
  BALANCE, BEGINNING OF YEAR       $    32,696
  ISSUED DURING YEAR                         0
  PURCHASE TREASURY STOCK                 (151)
  BALANCE, END OF PERIOD                32,545

ADDITIONAL PAID-IN CAPITAL
  BALANCE, BEGINNING OF YEAR        16,488,375
  ISSUED DURING YEAR                         0
  PURCHASE TREASURY STOCK              (67,934)
  BALANCE, END OF PERIOD            16,420,441

RETAINED EARNINGS (ACCUMULATED DEFICIT)
  BALANCE, BEGINNING OF YEAR         (1,135,326)
  NET INCOME                            801,147 $ 801,147
  BALANCE, END OF PERIOD               (334,179)

ACCUMULATED OTHER COMPREHENSIVE INCOME
  BALANCE, BEGINNING OF YEAR            (29,127)
  UNREALIZED DEPRECIATION ON SECURITIES          (304,529)
  FOREIGN CURRENCY TRANSLATION ADJUSTMENTS              0
  MINIMUM PENSION LIABILITY ADJUSTMENT                  0
  OTHER COMPREHENSIVE INCOME          (304,529)  (304,529)
  COMPREHENSIVE INCOME                          $ 496,618
  BALANCE, END OF PERIOD              (333,656)

TOTAL SHAREHOLDER'S EQUITY,
 END OF PERIOD                    $ 15,785,151

                             See accompanying notes

                             UNITED TRUST, INC.
                             AND SUBSIDIARIES

                  Consolidated Statements of Cash Flows

                                             Nine Months Ended
                                          September 30 September 30,
                                             1998        1997

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income (loss)                       $   801,147 $  (375,603)
Adjustments to reconcile net income
  (loss) to net cash provided by
(used in) operating activities net
  of changes in assets and
liabilities resulting from the sales and
 purchases of subsidiaries:
Amortization/accretion of fixed maturities  507,219     505,440
Realized investment (gains) losses, net     835,488     143,015
Policy acquisition costs deferred          (135,000)   (557,000)
Amortization of deferred policy
  acquisition costs                       1,036,879     984,977
Amortization of cost of
 insurance acquired                       1,718,370   1,724,294
Amortization of costs in excess of net
  assets purchased                           67,500     116,250
Depreciation                                357,682     333,653
Minority interest                           447,072    (297,943)
Equity in earnings of investees            (267,737)     (1,094)
Change in accrued investment income        (332,892)   (632,561)
Change in reinsurance receivables           649,332     986,960
Change in policy liabilities and accruals  (118,794)   (153,240)
Charges for mortality and administration of
  universal life and annuity products    (8,116,570) (7,996,086)
Interest credited to account balances     5,322,471   5,432,922
Change in income taxes payable           (1,014,467)    210,864
Change in indebtedness
 (to) from affiliates, net                   15,314     (31,820)
Change in other assets and liabilities, net (22,087) (1,256,796)
Net cash provided by
 (used in) operating activities           1,750,927    (863,768)

Cash flows from investing activities:
Proceeds from investments
  sold and matured:
Fixed maturities held for sale              164,097           0
Fixed maturities sold                             0           0
Fixed maturities matured                 32,371,454   8,186,791
Equity securities                           450,000     105,261
Mortgage loans                              943,156   1,146,863
Real estate                               1,039,924     510,806
Policy loans                              2,941,532   3,799,553
Short-term                                1,581,203     410,000
Total proceeds from investments
  sold and matured                       39,491,366  14,159,274
Cost of investments acquired:
Fixed maturities held for sale                    0           0
Fixed maturities                        (25,166,178)(14,301,690)
Equity securities                           (79,053)   (710,387)
Mortgage loans                           (1,577,694)   (134,314)
Real estate                                (941,618)   (937,268)
Policy loans                             (2,706,606) (3,573,018)
Other invested assets                       (66,212)          0
Short-term                                        0    (404,475)
Total cost of investments acquired      (30,537,361)(20,061,152)
Purchase of property and equipment          (89,424)   (431,910)
Net cash provided by
 (used in) investing activities           8,864,581  (6,333,788)

Cash flows from financing activities:
Policyholder contract deposits           11,989,493  14,069,987
Policyholder contract withdrawals        (9,812,952) (11,280,925)
Purchase of treasury stock                  (26,527)    (926,599)
Purchase of additional shares
  of equity investee                              0     (165,374)
Proceeds from issuance of notes payable           0    2,560,000
Payments of principal on notes payable     (480,965)    (758,251)
Payment for fractional shares
  from reverse stock split                        0       (2,381)
Payment for fractional shares from
  reverse stock split of subsidiary               0     (535,851)
Net cash provided by financing activities 1,669,049    2,960,606

Net increase (decrease) in
  cash and cash equivalents              12,284,557   (4,236,950)
Cash and cash equivalents
  at beginning of period                 16,105,933   17,326,235
Cash and cash equivalents
  at end of period                     $ 28,390,490 $ 13,089,285

                        See accompanying notes

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


3.   NOTES PAYABLE

At September 30, 1998 and December 31, 1997, the Company has $20,615,335 and $21,460,223 in long-term debt outstanding, respectively. The debt is comprised of the following components:

                            1998         1997
Senior debt         $   6,900,000 $   6,900,000
Subordinated 10 yr.     5,488,523     5,746,774
notes
Subordinated 20 yr.     3,252,071     3,902,582
notes
Convertible notes       2,560,000     2,560,000
Other notes payable     2,414,741     2,350,867
                    $  20,615,335 $  21,460,223

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

                                       11

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



                             For the third quarter ended September 30, 1997
                                   Income          Shares         Per-Share
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

10.  ACCOUNTING AND LEGAL DEVELOPMENTS

THE FASB HAS ISSUED SFAS 130 ENTITLED REPORTING COMPREHENSIVE INCOME, WHICH IS EFFECTIVE FOR FINANCIAL STATEMENTS FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 1997. SFAS 130 ESTABLISHES STANDARDS FOR REPORTING AND PRESENTATION OF COMPREHENSIVE INCOME AND ITS COMPONENTS IN A FULL SET OF FINANCIAL STATEMENTS. COMPREHENSIVE INCOME INCLUDES ALL CHANGES IN
SHAREHOLDERS' EQUITY, EXCEPT THOSE ARISING FROM TRANSACTIONS WITH SHAREHOLDERS, AND INCLUDES NET INCOME AND NET UNREALIZED GAINS (LOSSES) ON SECURITIES. SFAS 130 WAS ADOPTED AS OF JANUARY 1, 1998. ADOPTING THE NEW STANDARD REQUIRED US TO MAKE ADDITIONAL DISCLOSURES IN THE CONSOLIDATED FINANCIAL STATEMENTS, BUT DID NOT AFFECT THE COMPANY'S FINANCIAL POSITION OR RESULTS OF OPERATIONS.

ALL ITEMS OF OTHER COMPREHENSIVE INCOME REFLECT NO RELATED TAX EFFECT, SINCE THE COMPANY HAS AN ALLOWANCE AGAINST THE COLLECTION OF ANY FUTURE TAX BENEFITS. IN ADDITION, THERE WAS NO SALE OR LIQUIDATION OF INVESTMENTS REQUIRING A RECLASSIFICATION ADJUSTMENT FOR THE PERIOD PRESENTED.


THE FASB HAS ISSUED SFAS 131 ENTITLED, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, WHICH IS EFFECTIVE FOR FINANCIAL
STATEMENTS FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 1997. SFAS 131 REQUIRES THAT A PUBLIC BUSINESS ENTERPRISE REPORT FINANCIAL AND DESCRIPTIVE INFORMATION ABOUT ITS REPORTABLE OPERATING SEGMENTS. OPERATING SEGMENTS ARE COMPONENTS OF AN ENTERPRISE ABOUT WHICH SEPARATE FINANCIAL INFORMATION IS AVAILABLE THAT IS EVALUATED REGULARLY IN DECIDING HOW TO ALLOCATE RESOURCES AND IN ASSESSING PERFORMANCE. SFAS 131 WAS ADOPTED AS OF JANUARY 1, 1998. ADOPTING THE NEW STANDARD HAD NO AFFECT ON OUR FINANCIAL POSITION OR RESULTS OF OPERATIONS, SINCE THE COMPANY HAS NO REPORTABLE OPERATING SEGMENTS.

THE  FASB  HAS  ISSUED  SFAS  132  ENTITLED, EMPLOYERS'  DISCLOSURES  ABOUT
PENSIONS  AND  OTHER  POSTRETIREMENT  BENEFITS,  WHICH  IS  EFFECTIVE   FOR
FINANCIAL STATEMENTS FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 1997. SFAS 132 REVISES CURRENT DISCLOSURE REQUIREMENTS FOR EMPLOYER PROVIDED POST-RETIREMENT BENEFITS. THE STATEMENT DOES NOT CHANGE RETIREMENT MEASUREMENT OR RECOGNITION ISSUES. . SFAS 132 WAS ADOPTED AS OF JANUARY 1, 1998. ADOPTING THE NEW STANDARD HAD NO AFFECT ON OUR FINANCIAL POSITION OR RESULTS OF OPERATIONS, SINCE THE COMPANY HAS NO PENSION PLAN OR OTHER OBLIGATION FOR POST-RETIREMENT BENEFITS.

THE   FASB   HAS  ISSUED  SFAS  133  ENTITLED,  ACCOUNTING  FOR  DERIVATIVE
INSTRUMENTS AND HEDGING ACTIVITIES, WHICH IS EFFECTIVE FOR ALL FISCAL QUARTERS OF FISCAL YEARS BEGINNING AFTER JUNE 15, 1999. SFAS 133 REQUIRES THAT AN ENTITY RECOGNIZE ALL DERIVATIVES AS EITHER ASSETS OR LIABILITIES IN THE STATEMENT OF FINANCIAL POSITION AND MEASURE THOSE INSTRUMENTS AT FAIR VALUE. IF CERTAIN CONDITIONS ARE MET, A DERIVATIVE MAY BE SPECIFICALLY DESIGNATED AS A SPECIFIC TYPE OF EXPOSURE HEDGE. THE ACCOUNTING FOR CHANGES IN THE FAIR VALUE OF A DERIVATIVE DEPENDS ON THE INTENDED USE OF THE DERIVATIVE AND THE RESULTING DESIGNATION. THE ADOPTION OF SFAS 133 IS NOT EXPECTED TO HAVE A MATERIAL EFFECT ON OUR FINANCIAL POSITION OR RESULTS OF OPERATIONS, SINCE THE COMPANY HAS NO DERIVATIVE OR HEDGING TYPE INVESTMENTS.

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

THE PROVISION FOR INCOME TAXES REFLECTED A SIGNIFICANT CHANGE FROM THE SAME PERIODS ONE YEAR AGO. THIS IS THE RESULT OF CHANGES IN THE DEFERRED TAX LIABILITY. DEFERRED TAXES ARE ESTABLISHED TO RECOGNIZE FUTURE TAX EFFECTS ATTRIBUTABLE TO TEMPORARY DIFFERENCES BETWEEN THE FINANCIAL STATEMENTS AND THE TAX RETURN. AS THESE DIFFERENCES ARE REALIZED IN THE FINANCIAL STATEMENT OR TAX RETURN, THE DEFERRED INCOME TAX ESTABLISHED ON THE DIFFERENCE IS RECOGNIZED IN THE FINANCIAL STATEMENTS AS AN INCOME TAX EXPENSE OR CREDIT. DURING 1997, THE INSURANCE SUBSIDIARIES INCURRED A LOSS ON THEIR FEDERAL INCOME TAX RETURN THAT WAS CARRIED FORWARD TO FUTURE PERIODS. A TAX BENEFIT WAS NOT INCURRED IN THE FINANCIAL STATEMENTS AS A CORRESPONDING ALLOWANCE WAS ESTABLISHED AGAINST THE DEFERRED TAX ASSET ATTRIBUTABLE TO THE TAX LOSS CARRYFORWARD.


(C)    NET INCOME

The improvement in net income for the current periods compared to the previous year is directly related to the decrease in life benefits and operating expenses AND THE CHANGE IN DEFERRED INCOME TAXES.


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


ACCOUNTING AND LEGAL DEVELOPMENTS

THE FASB HAS ISSUED SFAS 130 ENTITLED REPORTING COMPREHENSIVE INCOME, WHICH IS EFFECTIVE FOR FINANCIAL STATEMENTS FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 1997. SFAS 130 ESTABLISHES STANDARDS FOR REPORTING AND PRESENTATION OF COMPREHENSIVE INCOME AND ITS COMPONENTS IN A FULL SET OF FINANCIAL STATEMENTS. COMPREHENSIVE INCOME INCLUDES ALL CHANGES IN
SHAREHOLDERS' EQUITY, EXCEPT THOSE ARISING FROM TRANSACTIONS WITH SHAREHOLDERS, AND INCLUDES NET INCOME AND NET UNREALIZED GAINS (LOSSES) ON SECURITIES. SFAS 130 WAS ADOPTED AS OF JANUARY 1, 1998. ADOPTING THE NEW STANDARD REQUIRED US TO MAKE ADDITIONAL DISCLOSURES IN THE CONSOLIDATED FINANCIAL STATEMENTS, BUT DID NOT AFFECT THE COMPANY'S FINANCIAL POSITION OR RESULTS OF OPERATIONS.

ALL ITEMS OF OTHER COMPREHENSIVE INCOME REFLECT NO RELATED TAX EFFECT, SINCE THE COMPANY HAS AN ALLOWANCE AGAINST THE COLLECTION OF ANY FUTURE TAX BENEFITS. IN ADDITION, THERE WAS NO SALE OR LIQUIDATION OF INVESTMENTS REQUIRING A RECLASSIFICATION ADJUSTMENT FOR THE PERIOD PRESENTED.

THE FASB HAS ISSUED SFAS 131 ENTITLED, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, WHICH IS EFFECTIVE FOR FINANCIAL
STATEMENTS FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 1997. SFAS 131 REQUIRES THAT A PUBLIC BUSINESS ENTERPRISE REPORT FINANCIAL AND DESCRIPTIVE INFORMATION ABOUT ITS REPORTABLE OPERATING SEGMENTS. OPERATING SEGMENTS ARE COMPONENTS OF AN ENTERPRISE ABOUT WHICH SEPARATE FINANCIAL INFORMATION IS AVAILABLE THAT IS EVALUATED REGULARLY IN DECIDING HOW TO ALLOCATE RESOURCES AND IN ASSESSING PERFORMANCE. SFAS 131 WAS ADOPTED AS OF JANUARY 1, 1998. ADOPTING THE NEW STANDARD HAD NO AFFECT ON OUR FINANCIAL POSITION OR RESULTS OF OPERATIONS, SINCE THE COMPANY HAS NO REPORTABLE OPERATING SEGMENTS.

THE  FASB  HAS  ISSUED  SFAS  132  ENTITLED, EMPLOYERS'  DISCLOSURES  ABOUT
PENSIONS  AND  OTHER  POSTRETIREMENT  BENEFITS,  WHICH  IS  EFFECTIVE   FOR
FINANCIAL STATEMENTS FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 1997. SFAS 132 REVISES CURRENT DISCLOSURE REQUIREMENTS FOR EMPLOYER PROVIDED POST-RETIREMENT BENEFITS. THE STATEMENT DOES NOT CHANGE RETIREMENT MEASUREMENT OR RECOGNITION ISSUES. . SFAS 132 WAS ADOPTED AS OF JANUARY 1, 1998. ADOPTING THE NEW STANDARD HAD NO AFFECT ON OUR FINANCIAL POSITION OR RESULTS OF OPERATIONS, SINCE THE COMPANY HAS NO PENSION PLAN OR OTHER OBLIGATION FOR POST-RETIREMENT BENEFITS.

THE   FASB   HAS  ISSUED  SFAS  133  ENTITLED,  ACCOUNTING  FOR  DERIVATIVE
INSTRUMENTS AND HEDGING ACTIVITIES, WHICH IS EFFECTIVE FOR ALL FISCAL QUARTERS OF FISCAL YEARS BEGINNING AFTER JUNE 15, 1999. SFAS 133 REQUIRES THAT AN ENTITY RECOGNIZE ALL DERIVATIVES AS EITHER ASSETS OR LIABILITIES IN THE STATEMENT OF FINANCIAL POSITION AND MEASURE THOSE INSTRUMENTS AT FAIR VALUE. IF CERTAIN CONDITIONS ARE MET, A DERIVATIVE MAY BE SPECIFICALLY DESIGNATED AS A SPECIFIC TYPE OF EXPOSURE HEDGE. THE ACCOUNTING FOR CHANGES IN THE FAIR VALUE OF A DERIVATIVE DEPENDS ON THE INTENDED USE OF THE DERIVATIVE AND THE RESULTING DESIGNATION. THE ADOPTION OF SFAS 133 IS NOT EXPECTED TO HAVE A MATERIAL EFFECT ON OUR FINANCIAL POSITION OR RESULTS OF OPERATIONS, SINCE THE COMPANY HAS NO DERIVATIVE OR HEDGING TYPE INVESTMENTS.
                                   21

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

                                SIGNATURES

The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its September 30, 1998 filing of Form 10-Q as set forth on the index page:

           Each amendment as shown on the index page is amended to replace the existing item, statement or exhibit reflected in the September 30, 1998 Form 10-Q filing.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.





                            UNITED TRUST, INC.
                               (Registrant)










Date:   January 15, 1999           By   /s/ James E. Melville
                                     James E. Melville
                                     President, Chief Operating Officer
                                        and Director








Date:   January 15, 1999           By   /s/ Theodore C. Miller
                                     Theodore C. Miller
                                     Senior Vice President
                                        and Chief Financial Officer