Form 10-Q/A
period 1998-06-30
UNITED TRUST INC /IL/
filed 1999-01-21
CIK 832480

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 10-Q/A
                             (Amendment No. 2)

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


The number of shares outstanding of the registrant's common stock as of July 31, 1998, was 1,627,200.

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

                             TABLE OF CONTENTS

Part 1:  Financial Information                                     3


 Consolidated  Balance Sheets as of June 30,  1998  and
 December 31, 1997                                                 3

 Consolidated Statements of Operations for the six  and
 three months ended June 30, 1998 and 1997                         4

 Consolidated  Statement  of Changes  in  Shareholders'
 Equity for the period ended June 30, 1998                         5

 Consolidated  Statements of Cash  Flows  for  the  six
 months ended June 30, 1998 and 1997                               6

 Notes to Consolidated Financial Statements                        7

 Management's  Discussion  and  Analysis  of  Financial
 Condition and Results of Operations                              15



Part II - Other Information                                       21


 Item 5.  Other information                                       21

 Item 6. Exhibits                                                 22

 Signatures                                                       23

                      Part 1:  Financial Information
                      Item 1.  Financial Statements

                            UNITED TRUST, INC.
                            AND SUBSIDIARIES

                        Consolidated Balance Sheets

                                                June 30,   December 31,
ASSETS                                           1998        1997

Investments:
Fixed maturities at amortized cost
    (market $182,281,827 and $184,782,568)   $ 178,137,161  $ 180,970,333
Investments held for sale:
Fixed maturities, at market
    (cost $1,581,670 and $1,672,298)             1,580,941      1,668,630
Equity securities, at market
    (cost $3,184,357 and $3,184,357)             2,405,955      3,001,744
Mortgage loans on real estate at amortized cost  9,670,902      9,469,444
Investment real estate, at cost,
   net of accumulated depreciation               9,358,892      9,760,732
Real estate acquired in satisfaction of debt     1,794,544      1,724,544
Policy loans                                    14,314,416     14,207,189
Short-term investments                            327,326       1,798,878
Other invested assets                              66,212               0
                                              217,656,349     222,601,494

Cash and cash equivalents                       22,831,099     16,105,933
Investment in affiliates                        5,,682,619      5,636,674
Accrued investment income                        3,596,797      3,686,562
Reinsurance receivables:
   Future policy benefits                       37,353,943     37,814,106
   Policy claims and other benefits              3,663,810      3,529,078
Other accounts and notes receivable                891,777        845,066
Cost of insurance acquired                      40,302,444     41,522,888
Deferred policy acquisition costs               10,063,134     10,600,720
Costs in excess of net assets purchased,
   net of accumulated amortization               2,695,602      2,777,089
Property and equipment,
   net of accumulated depreciation               3,322,433      3,412,956
Other assets                                       738,915        767,258
      Total assets                           $ 348,798,922  $ 349,299,824

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits                       $ 249,353,796  $ 248,805,695
Policy claims and benefits payable               1,422,766      2,080,907
Other policyholder funds                         2,374,883      2,445,469
Dividend and endowment accumulations            15,299,590     14,905,816
Income taxes payable:
Current                                             25,520         15,730
Deferred                                        14,029,415     14,174,260
Notes payable                                   20,614,220     21,460,223
Indebtedness to affiliates, net                     34,900         18,475
Other liabilities                                4,082,260      3,790,051
Total liabilities                              307,237,350    307,696,626
Minority interests in consolidated subsidiaries 26,263,354     26,246,580

Shareholders' equity:
Common stock - no par value, stated value
   $.02 per share
   Authorized 3,500,000 shares -
   1,627,200 and 1,634,779 shares issued
   after deducting treasury shares
   of 285,039 and 277,460                           32,545        32,696
Additional paid-in capital                      16,420,441    16,488,375
Unrealized depreciation of investments
   held for sale                                  (362,587)      (29,127)
Accumulated deficit                               (792,181)   (1,135,326)
  Total shareholders' equity                    15,298,218    15,356,618
  Total liabilities and shareholders' equity   348,798,922 $ 349,299,824

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

Premiums and policy fees $ 8,182,157 $ 8,886,198 $ 16,650,503 $17,958,594
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

                                     See accompanying notes.

                             UNITED TRUST, INC.
                              AND SUBSIDIARIES
           Consolidated Statement of Changes in Shareholders' Equity
                      For the Period ended June 30,1998

COMMON STOCK
  BALANCE, BEGINNING OF YEAR                 $       32,696
  ISSUED DURING YEAR                                      0
  PURCHASE TREASURY STOCK                              (151)
  BALANCE, END OF PERIOD                             32,545

ADDITIONAL PAID-IN CAPITAL
  BALANCE, BEGINNING OF YEAR                     16,488,375
  ISSUED DURING YEAR                                      0
  PURCHASE TREASURY STOCK                           (67,934)
  BALANCE, END OF PERIOD                         16,420,441

RETAINED EARNINGS
  (ACCUMULATED DEFICIT)
  BALANCE, BEGINNING OF YEAR                     (1,135,326)
  NET INCOME                                        343,145 $343,145
  BALANCE, END OF PERIOD                           (792,181)

ACCUMULATED OTHER COMPREHENSIVE
  INCOME
  BALANCE, BEGINNING OF YEAR                        (29,127)
  UNREALIZED DEPRECIATION ON
  SECURITIES                                                (333,460)
  FOREIGN CURRENCY TRANSLATION
  ADJUSTMENTS                                                      0
  MINIMUM PENSION LIABILITY
  ADJUSTMENT                                                       0
  OTHER COMPREHENSIVE INCOME                       (333,460)(333,460)
  COMPREHENSIVE INCOME                                      $  9,685
  BALANCE, END OF PERIOD                           (362,587)

TOTAL SHAREHOLDERS EQUITY,
 END OF PERIOD                               $   15,298,218

                              See accompanying notes.
                                       5

                                UNITED TRUST, INC.
                                AND SUBSIDIARIES

                        Consolidated Statements of Cash Flows

                                              Six Months Ended
                                             June 30,     June 30,
                                               1998        1997

Increase (decrease) in cash and cash
  equivalents
Cash flows from operating activities:
  Net income                               $    343145 $     148838
Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities net of changes in assets and
  liabilities resulting from the sales
  and purchases of subsidiaries:
Amortization/accretion of fixed maturities      317985       321874
Realized investment (gains) losses, net         402404        28579
Policy acquisition costs deferred              (112000)     (825000)
Amortization of deferred policy acquisition     649586       729318
Amortization of cost of insurance acquired     1220444      1112287
Amortization of costs in excess of net
  assets purchased                               45000        77500
Depreciation                                    239644       163591
Minority interest                                95261        55950
Equity in earnings of investees                (134295)      (42014)
Change in accrued investment income              89765       (84945)
Change in reinsurance receivables               325431       881208
Change in policy liabilities and accruals       453692     (1237684)
Charges for mortality and administration of
  universal life and annuity products         (5548543)    (4736072)
Interest credited to account balances          3003308      3679554
Change in income taxes payable                 (135055)       56004
Change in indebtedness (to) from affiliates      16425       (84945)
Change in other assets and liabilities, net     165498      (922844)
Net cash provided by (used in) operating
  activities                                   1437695      (678801)

Cash flows from investing activities:
Proceeds from investments sold and matured:
  Fixed maturities held for sale                 83928       140000
  Fixed maturities sold                              0            0
  Fixed maturities matured                    19429686      3492302
  Equity securities                                  0        42801
  Mortgage loans                                469613       834769
  Real estate                                   827765       234073
  Policy loans                                 1631118      2441970
  Short-term                                   1473531       110000
Total proceeds from investments sold and
  matured                                     23915641      7295915
Cost of investments acquired:
  Fixed maturities held for sale                     0            0
  Fixed maturities                           (16991445)    (8262020)
  Equity securities                                  0      (710388)
  Mortgage loans                              (1082415)           0
  Real estate                                  (480567)     (466770)
  Policy loans                                (1738345)    (2099120)
  Other invested assets                         (66212)           0
  Short-term                                      1979      (102509)
Total cost of investments acquired           (20357005)   (11640807)
Purchase of property and equipment              (78364)     (347340)
Net cash provided by (used in) investing       3480272     (4692232)

Cash flows from financing activities:
  Policyholder contract deposits               8025990      9997553
  Policyholder contract withdrawals           (5721299)    (7568374)
  Purchase of treasury stock                    (26527)           0
  Proceeds from issuance of notes payable            0       666786
  Payments of principal on notes payable       (470965)    (1425038)
  Payment for fractional shares from reverse
  stock split                                        0        (2128)
  Payment for fractional shares from reverse
  stock split of subsidiary                          0      (533992)
Net cash provided by financing activities      1807199      1134807

Net increase (decrease) in cash and
  cash equivalents                             6725166     (4236226)
Cash and cash equivalents at beginning
  of period                                   16105933     17326235
Cash and cash equivalents at end of
  period                                   $  22831099 $   13090009

                            See accompanying notes

                     UNITED TRUST, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements



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

                      ORGANIZATIONAL CHART
                       AS OF JUNE 30,1998



United Trust, Inc. ("UTI") is the ultimate controlling company. UTI owns 53% of United Trust Group ("UTG") and 41% of United Income, Inc. ("UII"). UII owns 47% of UTG. UTG owns 79% of First Commonwealth Corporation ("FCC") and 100% of Roosevelt Equity Corporation ("REC"). FCC owns 100% of Universal Guaranty Life Insurance Company ("UG"). UG owns 100% of United Security Assurance Company ("USA"). USA owns 84% of Appalachian Life Insurance Company ("APPL") and APPL owns 100% of Abraham Lincoln Insurance Company ("ABE").
                                      7

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


3.   NOTES PAYABLE

At  June  30,  1998 and December 31, 1997, the Company has $20,614,220  and
$21,460,223  in  long-term  debt outstanding, respectively.   The  debt  is
comprised of the following components:

                       1998            1997

Senior debt         $ 6,900,000    $ 6,900,000
Subordinated 10 yr.
 notes                5,488,523      5,746,774
Subordinated 20 yr.
 notes                3,252,071      3,902,582
Convertible notes     2,560,000      2,560,000
Other notes payable   2,413,626      2,350,867
                   $ 20,614,220   $ 21,460,223

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

  The  following information applies to options outstanding at June 30,1998:

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

Diluted EPS
Income  available to common
shareholders and assumed
conversions                       268,114        1,833,562      $  0.15

                            For the YTD period ended June 30, 1997
                                 Income          Shares          Per-Share
                              (Numerator)     (Denominator)        Amount

Basic EPS
Income  available to common
shareholders                $    148,838         1,870,016        $  0.08

Effect of Dilutive Securities
Options                                              1,562

Diluted EPS
Income  available to common
shareholders and assumed
conversions                      148,838         1,871,578        $  0.08


                            For the second quarter ended June 30, 1997
                                 Income          Shares          Per-Share
                              (Numerator)     (Denominator)     Amount

Basic EPS
Income available to common
shareholders                $    101,812         1,869,940    $  0.05

Effect of Dilutive Securities
Options                                              1,562

Diluted EPS
Income  available to common
shareholders and assumed
conversions                      101,812         1,871,502    $  0.05


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


8.   PROPOSED MERGER OF UNTIED TRUST, INC. AND UNITED INCOME, INC.

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

10.  ACCOUNTING AND LEGAL DEVELOPMENTS

THE FASB HAS ISSUED SFAS 130 ENTITLED REPORTING COMPREHENSIVE INCOME, WHICH
IS EFFECTIVE FOR FINANCIAL STATEMENTS FOR FISCAL YEARS BEGINNING AFTER
DECEMBER 15, 1997. SFAS 130 ESTABLISHES STANDARDS FOR REPORTING AND PRESENTATION OF COMPREHENSIVE INCOME AND ITS COMPONENTS IN A FULL SET OF FINANCIAL STATEMENTS. COMPREHENSIVE INCOME INCLUDES ALL CHANGES IN SHAREHOLDERS EQUITY, EXCEPT THOSE ARISING FROM TRANSACTIONS WITH SHAREHOLDERS, AND INCLUDES NET INCOME AND NET UNREALIZED GAINS (LOSSES) ON SECURITIES. SFAS 130 WAS ADOPTED AS OF JANUARY 1, 1998. ADOPTING THE NEW STANDARD REQUIRED US TO MAKE ADDITIONAL DISCLOSURES IN THE CONSOLIDATED FINANCIAL STATEMENTS, BUT DID NOT AFFECT THE COMPANY'S FINANCIAL POSITION OR RESULTS OF OPERATIONS.

ALL ITEMS OF OTHER COMPREHENSIVE INCOME REFLECT NO RELATED TAX EFFECT, SINCE THE COMPANY HAS AN ALLOWANCE AGAINST THE COLLECTION OF ANY FUTURE TAX BENEFITS. IN ADDITION, THERE WAS NO SALE OR LIQUIDATION OF INVESTMENTS REQUIRING A RECLASSIFICATION ADJUSTMENT FOR THE PERIOD PRESENTED.

THE FASB HAS ISSUED SFAS 131 ENTITLED, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, WHICH IS EFFECTIVE FOR FINANCIAL STATEMENTS FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 1997. SFAS 131 REQUIRES THAT A PUBLIC BUSINESS ENTERPRISE REPORT FINANCIAL AND DESCRIPTIVE INFORMATION ABOUT ITS REPORTABLE OPERATING SEGMENTS. OPERATING SEGMENTS ARE COMPONENTS OF AN ENTERPRISE ABOUT WHICH SEPARATE FINANCIAL INFORMATION IS AVAILABLE THAT IS EVALUATED REGULARLY IN DECIDING HOW TO ALLOCATE RESOURCES AND IN ASSESSING PERFORMANCE. SFAS 131 WAS ADOPTED AS OF JANUARY 1, 1998. ADOPTING THE NEW STANDARD HAD NO EFFECT ON OUR FINANCIAL POSITION OR RESULTS OF OPERATIONS, SINCE THE COMPANY HAS NO REPORTABLE OPERATING SEGMENTS.

THE FASB HAS ISSUED SFAS 132 ENTITLED, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, WHICH IS EFFECTIVE FOR FINANCIAL STATEMENTS FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 1997. SFAS 132 REVISES CURRENT DISCLOSURE REQUIREMENTS FOR EMPLOYER PROVIDED POST-RETIREMENT BENEFITS. THE STATEMENT DOES NOT CHANGE RETIREMENT MEASUREMENT OR RECOGNITION ISSUES. SFAS 132 WAS ADOPTED AS OF JANUARY 1, 1998. ADOPTING THE NEW STANDARD HAD NO EFFECT ON OUR FINANCIAL POSITION OR RESULTS OF OPERATIONS, SINCE THE COMPANY HAS NO PENSION PLAN OR OTHER OBLIGATION FOR POST-RETIREMENT BENEFITS.

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