Form 10-Q/A
period 1998-03-31
UNITED TRUST INC /IL/
filed 1999-01-28
CIK 832480

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


The number of shares outstanding of the registrant's common stock as of April 30, 1998, was 1,627,200.

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

                             TABLE OF CONTENTS

Part 1:  Financial Information                                     3


 Consolidated Balance Sheets as of March 31,  1998  and
 December 31, 1997                                                 3

 Consolidated  Statements of Operations for  the  three
 months ended March 31, 1998 and 1997                              4

 Consolidated  Statement  of Changes  in  Shareholders'
 Equity for the period ended March 31, 1998                        5

 Consolidated  Statements of Cash Flows for  the  three
 months ended March 31, 1998 and 1997                              6

 Notes to Consolidated Financial Statements                        7

 Management's  Discussion  and  Analysis  of  Financial
 Condition and Results of Operations                              14



Part II - Other Information                                       20


 Item 5.  Other information                                       20

 Item 6. Exhibits                                                 20

 Signatures                                                       21

                      PART 1.  FINANCIAL INFORMATION
                       Item 1.  Financial Statements

                            UNITED TRUST, INC.
                             AND SUBSIDIARIES

                        Consolidated Balance Sheets

                                                     March 31,  December 31,
ASSETS                                                 1998          1997

Investments:
Fixed maturities at amortized cost
 (market $179,693,379 and $184,782,568)          $ 175,588,738  $ 180,970,333
Investments held for sale:
Fixed maturities, at market
 (cost $1,669,020 and $1,672,298)                    1,668,515      1,668,630
Equity securities, at market
 (cost $3,184,357 and $3,184,357)                    2,619,571      3,001,744
Mortgage loans on real estate at amortized cost      9,314,870      9,469,444
Investment real estate, at cost,
  net of accumulated depreciation                    9,137,807      9,760,732
Real estate acquired in satisfaction of debt         1,724,544      1,724,544
Policy loans                                        14,242,429     14,207,189
Short-term investments                                 627,845      1,798,878
Other invested assets                                   66,212              0
                                                   214,990,531    222,601,494

Cash and cash equivalents                           24,978,271     16,105,933
Investment in affiliates                             5,622,841      5,636,674
Accrued investment income                            4,037,979      3,686,562
Reinsurance receivables:
Future policy benefits                              37,601,740     37,814,106
Policy claims and other benefits                     3,576,509      3,529,078
Other accounts and notes receivable                    903,254        845,066
Cost of insurance acquired                          40,912,005     41,522,888
Deferred policy acquisition costs                   10,283,427     10,600,720
Costs in excess of net assets purchased,
 net of accumulated amortization                     2,718,102      2,777,089
Property and equipment,
 net of accumulated depreciation                     3,390,147      3,412,956
Other assets                                         1,007,870        767,258
Total assets                                     $ 350,022,676  $ 349,299,824

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits                           $ 249,368,889  $ 248,805,695
Policy claims and benefits payable                   1,939,075      2,080,907
Other policyholder funds                             2,519,118      2,445,469
Dividend and endowment accumulations                15,089,100     14,905,816
Income taxes payable:
Current                                                 10,662         15,730
Deferred                                            14,078,843     14,174,260
Notes payable                                       21,511,706     21,460,223
Indebtedness to affiliates, net                         85,476         18,475
Other liabilities                                    4,209,287      3,790,051
Total liabilities                                  308,812,156    307,696,626
Minority interests in consolidated subsidiaries     26,021,111     26,246,580

Shareholders' equity:
Common stock - no par value, stated value $.02 per share
Authorized 3,500,000 shares - 1,627,200 and 1,634,77
issued after deducting treasury shares of 285,039 an    32,544         32,696
Additional paid-in capital                          16,420,442     16,488,375
Unrealized depreciation of investments held for sale  (242,692)       (29,127)
Accumulated deficit                                 (1,020,885)    (1,135,326)
Total shareholders' equity                          15,189,409     15,356,618
Total liabilities and shareholders' equity       $ 350,022,676  $ 349,299,824


                              See accompanying notes.

                            UNITED TRUST, INC.
                             AND SUBSIDIARIES

                   Consolidated Statements of Operations

                                      Three Months Ended
                                     March 31,   March 31,
                                      1998         1997
Revenues:

Premiums and policy fees            $8,468,346  $9,072,396
Reinsurance premiums and polic      (1,236,865) (1,146,010)
Net investment income                3,727,002   3,844,899
Realized investment gains and
 (losses), net                          92,248      (6,136)
Other income                           176,029     200,422
                                    11,226,760  11,965,571

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life                                 6,023,110   6,671,186
Reinsurance benefits and claim        (589,874)   (433,176)
Annuity                                377,860     352,503
Dividends to policyholders           1,015,944   1,127,502
Commissions and amortization of
 deferred policy acquisition costs   1,043,677   1,110,410
Amortization of cost of insurance
 acquired                              610,883     526,264
Operating expenses                   2,237,840   2,589,176
Interest expense                       487,613     414,948
                                    11,207,053  12,358,813

Income(loss)before income taxes,
 minority interest and equity
 in earnings of investees               19,707    (393,242)

Income tax credit                      85,031      403,562
Minority interest in loss (income)
 of consolidated subsidiaries         (33,048)      20,092
Equity in earnings of investee         42,751       16,614

Net income                         $  114,441   $   47,026

Basic earnings per share from continuing
  operations and net income         $    0.07   $     0.03

Diluted earnings per share from continuing
 operations and net income          $    0.08   $     0.03

BASIC WEIGHTED AVERAGE SHARES
 OUTSTANDING                        1,628,547    1,870,094

DILUTED WEIGHTED AVERAGE SHARES
 OUTSTANDING                        1,834,909    1,871,656

                              See accompanying notes.

                            UNITED TRUST, INC.
                             AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE PERIOD ENDED MARCH 31,1998

COMMON STOCK
  BALANCE, BEGINNING OF YEAR       $      32,696
  ISSUED DURING YEAR                           0
  PURCHASE TREASURY STOCK                   (152)
  BALANCE, END OF PERIOD                  32,544

ADDITIONAL PAID-IN CAPITAL
  BALANCE, BEGINNING OF YEAR          16,488,375
  ISSUED DURING YEAR                           0
  PURCHASE TREASURY STOCK                (67,933)
  BALANCE, END OF PERIOD              16,420,442

RETAINED EARNINGS (ACCUMULATED DEFICIT)
  BALANCE, BEGINNING OF YEAR          (1,135,326)
  NET INCOME                             114,441 $     114,441
  BALANCE, END OF PERIOD              (1,020,885)

ACCUMULATED OTHER COMPREHENSIVE INCOME
  BALANCE, BEGINNING OF YEAR             (29,127)
  UNREALIZED DEPRECIATION ON SECURITIES                      0
  FOREIGN CURRENCY TRANSLATION ADJUSTMENTS            (213,565)
  MINIMUM PENSION LIABILITY ADJUSTMENT                       0
  OTHER COMPREHENSIVE INCOME            (213,565)     (213,565)
  COMPREHENSIVE INCOME                           $     (99,124)
  BALANCE, END OF PERIOD                (242,692)


TOTAL SHAREHOLDER'S EQUITY,
 END OF PERIOD                     $  15,189,409

                                 See accompanying notes.

                            UNITED TRUST, INC.
                             AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows

                                                     Three Months Ended
                                                   March 31,     March 31,
                                                      1998          1997

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income                                      $     114,441 $      47,026
Adjustments to reconcile net income to net
 cash provided by (used in) operating
 activities net of changes in assets and
 liabilities resulting from the sales and
 purchases of subsidiaries:
Amortization/accretion of fixed maturities            146,403       173,627
Realized investment (gains) losses, net               (92,248)        6,136
Policy acquisition costs deferred                     (89,000)     (234,000)
Amortization of deferred policy acquisition costs     406,293       474,659
Amortization of cost of insurance acquired            610,883       526,264
Amortization of costs in excess of net
  assets purchased                                     22,500        38,750
Depreciation                                          118,631       101,245
Minority interest                                      33,048       (20,092)
Equity in earnings of investees                       (42,751)      (16,614)
Change in accrued investment income                  (351,417)     (644,956)
Change in reinsurance receivables                     164,935       374,086
Change in policy liabilities and accruals              31,192        (4,983)
Charges for mortality and administration of
  universal life and annuity products              (2,715,992)   (2,632,738)
Interest credited to account balances               1,781,211     1,840,372
Change in income taxes payable                       (100,485)     (473,741)
Change in indebtedness (to) from affiliates, net       67,001       (51,890)
Change in other assets and liabilities, net           204,736        (7,954)
Net cash provided by (used in) operating activities   309,381      (504,803)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities held for sale                              0             0
Fixed maturities sold                                       0             0
Fixed maturities matured                           15,433,649       953,856
Equity securities                                           0             0
Mortgage loans                                        154,574       539,138
Real estate                                           745,741       159,705
Policy loans                                          909,847       954,692
Short-term                                          1,180,000             0
Total proceeds from investments sold and matured   18,423,811     2,607,391
Cost of investments acquired:
Fixed maturities held for sale                              0             0
Fixed maturities                                  (10,210,000)   (3,947,561)
Equity securities                                           0             0
Mortgage loans                                              0             0
Real estate                                          (138,171)     (252,742)
Policy loans                                         (945,087)   (1,178,553)
Other invested assets                                 (66,212)            0
Short-term                                                  0             0
Total cost of investments acquired                (11,359,470)   (5,378,856)
Purchase of property and equipment                    (56,741)      (28,123)
Net cash provided by (used in) investing activities 7,007,600    (2,799,588)

Cash flows from financing activities:
Policyholder contract deposits                      4,505,638     5,190,761
Policyholder contract withdrawals                  (2,923,754)   (3,411,032)
Purchase of treasury stock                            (26,527)            0
Net cash provided by financing activities           1,555,357     1,779,729

Net increase (decrease) in cash and
 cash equivalents                                   8,872,338    (1,524,662)
Cash and cash equivalents at beginning of period   16,105,933    17,326,235
Cash and cash equivalents at end of period      $  24,978,271 $  15,801,573

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

B.  Subordinated debt

The subordinated debt was incurred June 16, 1992 as a part of the acquisition of the now dissolved Commonwealth Industries Corporation,
(CIC). The 10-year notes bear interest at the rate of 7 1/2% per annum, payable semi-annually beginning December 16, 1992. These notes, except for one $840,000 note, provide for principal payments equal to 1/20th of the principal balance due with each interest installment beginning December 16, 1997, with a final payment due June 16, 2002. The aforementioned $840,000 note provides for a lump sum principal payment due June 16, 2002. In June 1997, the Company refinanced a $204,267 subordinated 10-year note as a subordinated 20-year notes bear interest at the rate of 8.75% per annum.

The repayment terms of the refinanced note are the same as the original subordinated 20 year notes. The original 20-year notes bear interest at the rate of 8.50% per annum on $3,397,620 and 8.75% per annum on $504,962 (of which the $204,267note refinanced in the current year is included), payable semi-annually, with a lump sum principal payment due June 16, 2012.

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

A summary of the status of UTI's stock option plan through March 31, 1998 and December 31, 1997 is presented below.

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

  The following information applies to options outstanding at March 31,1998:

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

                              For the period ended March 31, 1998
                                   Income         Shares         Per-Share
                                 (Numerator)    (Denominator)      Amount

Basic EPS
Income  available to common   $  114,441         1,628,547        $  0.07
shareholders

Effect of Dilutive
Securities
Convertible notes                 38,979           204,800
Options                                              1,562

Diluted EPS
Income  available to common
 shareholders and assumed
 conversions                     153,420         1,834,909        $  0.08



                              For the period ended March 31, 1997
                                   Income         Shares          Per-Share
                                 (Numerator)    (Denominator)       Amount

Basic EPS
Income  available to common
 shareholders                    $  47,026         1,870,094       $  0.03

Effect of Dilutive
 Securities
Convertible notes
Options                                                1,562

Diluted EPS
Income  available to common
 shareholders and assumed
 conversions                        47,026         1,871,656       $  0.03


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


10.  ACCOUNTING AND LEGAL DEVELOPMENTS

THE FASB HAS ISSUED SFAS 130 ENTITLED REPORTING COMPREHENSIVE INCOME, WHICH IS EFFECTIVE FOR FINANCIAL STATEMENTS FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 1997. SFAS 130 ESTABLISHES STANDARDS FOR REPORTING AND PRESENTATION OF COMPREHENSIVE INCOME AND ITS COMPONENTS IN A FULL SET OF FINANCIAL STATEMENTS. COMPREHENSIVE INCOME INCLUDES ALL CHANGES IN SHAREHOLDERS' EQUITY, EXCEPT THOSE ARISING FROM TRANSACTIONS WITH SHAREHOLDERS, AND INCLUDES NET INCOME AND NET UNREALIZED GAINS(LOSSES) ON SECURITIES. SFAS 130 WAS ADOPTED AS OF JANUARY 1, 1998. ADOPTING THE NEW STANDARD REQUIRED US TO MAKE ADDITIONAL DISCLOSURES IN THE CONSOLIDATED FINANCIAL STATEMENTS, BUT DID NOT AFFECT THE COMPANY'S FINANCIAL POSITION OR RESULTS OF OPERATIONS.

ALL ITEMS OF OTHER COMPREHENSIVE INCOME REFLECT NO RELATED TAX EFFECT, SINCE THE COMPANY HAS AN ALLOWANCE AGAINST THE COLLECTION OF ANY FUTURE TAX BENEFITS. IN ADDITION, THERE WAS NO SALE OR LIQUIDATION OF INVESTMENTS REQUIRING A RECLASSIFICATION ADJUSTMENT FOR THE PERIOD PRESENTED.

THE FASB HAS ISSUED SFAS 131 ENTITLED, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, WHICH IS EFFECTIVE FOR FINANCIAL STATEMENTS FOR FISCAL YEARS BEGINNNING AFTER DECEMBER 15, 1997. SFAS 131 REQUIRES THAT A PUBLIC BUSINESS ENTERPRISE REPORT FINANCIAL AND DESCRIPTIVE INFORMATION ABOUT ITS REPORTABLE OPERATING SEGMENTS. OPERATING SEGMENTS ARE COMPONENTS OF AN ENTERPRISE ABOUT WHICH SEPARATE FINANCIAL INFORMATION IS AVAILABLE THAT IS EVALUATED REGULARLY IN DECIDING HOW TO ALLOCATE RESOURCES AND IN ASSESSING PERFORMANCE. SFAS 131 WAS ADOPTED AS OF JANUARY 1, 1998. ADOPTING THE NEW STANDARD HAD NO EFFECT ON OUR FINANCIAL POSITION OR RESULTS OF OPERATIONS, SINCE THE COMPANY HAS NO REPORTABLE OPERATING SEGMENTS.

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

THE FASB HAS ISSUED SFAS 133 ENTITLED, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, WHICH IS EFFECTIVE FOR ALL FISCAL YEARS BEGINNING
AFTER JUNE 15, 1999. SFAS 133 REQUIRES THAT AN ENTITY RECOGNIZE ALL DERIVATIVES AS EITHER ASSETS OR LIABILITIES IN THE STATEMENT OF FINANCIAL POSITION AND MEASURE THOSE INSTRUMENTS AT FAIR VALUE. IF CERTAIN CONDITIONS ARE MET, A DERIVATIVE MAY BE SPECIFICALLY DESIGNATED AS A SPECIFIC TYPE OF EXPOSURE HEDGE. THE ACCOUNTING FOR CHANGES IN THE FAIR VALUE OF A DERIVATIVE DEPENDS ON THE INTENDED USE OF THE DERIVATIVE AND THE RESULTING DESIGNATION. THE ADOPTION OF SFAS 133 IS NOT EXPECTED TO HAVE A MATERIAL EFFECT ON OUR FINANCIAL POSITION
OR RESULTS OF OPERATIONS, SINCE THE COMPANY HAS NO DERIVATIVE OR HEDGING TYPE INVESTMENTS.

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

Net investment income decreased 3% when comparing 1998 to 1997. The decrease in net investment income is due to the decrease in invested assets. Although , net investment income decreased, overall investment yields increased from 7% in 1997 to 7.3% in 1998. During the first quarter of 1998, the Company had maturities of approximately $15,000,000 from the fixed maturity portfolio. Of these maturities, approximately $10,000,000 was reinvested in fixed maturities and the remaining funds were placed in interest bearing cash equivalent accounts. the Company's investment advisor is anticipating a favorable shift, in the near future, of fixed maturity yields. The increase in cash is a short-term fluctuation. The Company anticipates the purchase of additional long-term fixed maturities in the near future.

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

The Company had realized investment gains of $92,248 in the first quarter of 1998, compared to a realized nvestment loss of $6,136 in the first quarter of 1997. the current quarter investment gain can be attributed to a sale of real estate property for a profit of $82,024. The Company had other gains and losses during the period that comprised the remaining amount reported but were immaterial in nature on an individual basis.

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


ACCOUNTING AND LEGAL DEVELOPMENTS

THE FASB HAS ISSUED SFAS 130 ENTITLED REPORTING COMPREHENSIVE INCOME, WHICH IS EFFECTIVE FOR FINANCIAL STATEMENTS FOR FISCAL YEARS BEGINNNING AFTER DECEMBER 15, 1997. SFAS 130 ESTABLISHES STANDARDS FOR REPORTING AND PRESENTATION OF COMPREHENSIVE INCOME AND ITS COMPONENTS IN A FULL SET OF FINANCIAL STATEMENTS. COMPREHENSIVE INCOME INCLUDES ALL CHANGES IN SHAREHOLDERS' EQUITY, EXCEPT THOSE ARISING FROM TRANSACTIONS WITH SHAREHOLDERS, AND INCLUDES NET INCOME AND NET UNREALIZED GAINS (LOSSES) ON SECURITIES. SFAS 130 WAS ADOPTED JANUARY 1, 1998. ADOPTING THE NEW STANDARD REQUIRED US TO MAKE ADDITIONAL DISCLOSURES IN THE CONSOLIDATED FINANCIAL STATEMENTS, BUT DID NOT AFFECT THE COMPANY'S FINANCIAL POSITION OR RESULTS OF OPERATIONS.

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

THE FASB HAS ISSUED SFAS 132 ENTITLED, EMPLOYERS' DISCLOSURES ABOUT PENSIONS
AND OTHER POSTRETIREMENT BENEFITS, WHICH IS EFFECTIVE FOR FINANCIAL STATEMENTS FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 1997. SFAS 132 REVISES CURRENT DISCLOSURE REQUIREMENTS FOR EMPLOYER PROVIDED POST-RETIREMENT BENEFITS. THE STATEMENT DOES NOT CHANGE RETIREMENT MEASUREMENT OR RECOGNITION ISSUES. SFAS 132 WAS ADOPTED AS OF JANUARY 1, 1998. ADOPTING THE NEW STANDARD HAD NO AFFECT ON OUR FINANCIAL POSITION OR RESULTS OF OPERATIONS, SINCE THE COMPANY HAS NO PENSION PLAN OR OTHER OBLIGATION FOR POST-RETIRMENT BENEFITS.

THE FASB HAS ISSUED SFAS 133 ENTITLED, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITES, WHICH IS EFFECTIVE FOR ALL FISCAL QUARTERS OF FISCAL YEARS BEGINNING AFTER JUNE 15, 1999. SFAS 133 REQUIRES THAT AN ENTITY RECOGNIZE ALL DERIVATIVES AS EITHER ASSETS OR LIABILITIES IN THE STATEMENT OF FINANCIAL POSITION AND MEASURE THOSE INSTRUMENTS AT FAIR VALUE. IF CERTAIN CONDITIONS ARE MET, A DERIVATIVE MAY BE SPECIFICALLY DESIGNATED AS A SPECIFIC TYPE OF EXPOSURE HEDGE. THE ACCOUNTING FOR CHANGES IN THE FAIR VALUE OF A DERIVATIVE DEPENDS ON THE INTENDED USE OF THE DERIVATIVE AND THE RESULTING DESIGNATION. THE ADOPTION OF SFAS 133 IS NOT EXPECTED TO HAVE A MATERIAL EFFECT ON OUR FINANCIAL POSITION OR RESULTS OF OPERATIONS, SINCE THE COMPANY HAS NO DERIVATIVE OR HEDGING TYPE INVESTMENTS.

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