Form 10-Q/A
period 1998-06-30
UNITED TRUST INC /IL/
filed 1999-01-28
CIK 832480

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

                      Part 1:  Financial Information
                      Item 1.  Financial Statements

                            UNITED TRUST, INC.
                            AND SUBSIDIARIES

                        Consolidated Balance Sheets

                                                June 30,   December 31,
ASSETS                                           1998        1997

Investments:
Fixed maturities at amortized cost
    (market $182,281,827 and $184,782,568)   $ 178137161   $ 180970333
Investments held for sale:
Fixed maturities, at market
    (cost $1,581,670 and $1,672,298)             1580941       1668630
Equity securities, at market
    (cost $3,184,357 and $3,184,357)             2405955       3001744
Mortgage loans on real estate at amortized cost  9670902       9469444
Investment real estate, at cost,
   net of accumulated depreciation               9358892       9760732
Real estate acquired in satisfaction of debt     1794544       1724544
Policy loans                                    14314416      14207189
Short-term investments                            327326       1798878
Other invested assets                              66212             0
                                               217656349     222601494

Cash and cash equivalents                       22831099      16105933
Investment in affiliates                         5682619       5636674
Accrued investment income                        3596797       3686562
Reinsurance receivables:
   Future policy benefits                       37353943      37814106
   Policy claims and other benefits              3663810       3529078
Other accounts and notes receivable               891777        845066
Cost of insurance acquired                      40302444      41522888
Deferred policy acquisition costs               10063134      10600720
Costs in excess of net assets purchased,
   net of accumulated amortization               2695602       2777089
Property and equipment,
   net of accumulated depreciation               3322433       3412956
Other assets                                      738915        767258
      Total assets                           $ 348798922  $  349299824

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits                       $ 249353796  $  248805695
Policy claims and benefits payable               1422766       2080907
Other policyholder funds                         2374883       2445469
Dividend and endowment accumulations            15299590      14905816
Income taxes payable:
Current                                            25520         15730
Deferred                                        14029415      14174260
Notes payable                                   20614220      21460223
Indebtedness to affiliates, net                    34900         18475
Other liabilities                                4082260       3790051
Total liabilities                              307237350     307696626
Minority interests in consolidated subsidiaries 26263354      26246580

Shareholders' equity:
Common stock - no par value, stated value
   $.02 per share
   Authorized 3,500,000 shares -
   1,627,200 and 1,634,779 shares issued
   after deducting treasury shares
   of 285,039 and 277,460                          32545       32696
Additional paid-in capital                      16420441    16488375
Unrealized depreciation of investments
   held for sale                                 (362587)     (29127)
Accumulated deficit                              (792181)   (1135326)
  Total shareholders' equity                    15298218    15356618
  Total liabilities and shareholders' equity   348798922 $ 349299824

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

                             UNITED TRUST, INC.
                              AND SUBSIDIARIES
           Consolidated Statement of Changes in Shareholders' Equity
                      For the Period ended June 30,1998

Common stock
  Balance, beginning of year                 $       32,696
  Issued during year                                      0
  Purchase treasury stock                              (151)
  Balance, end of period                             32,545

Additional paid-in capital
  Balance, beginning of year                     16,488,375
  Issued during year                                      0
  Purchase treasury stock                           (67,934)
  Balance, end of period                         16,420,441

Retained earnings
 (accumulated deficit)
  Balance, beginning of year                     (1,135,326)
  Net income                                        343,145 $343,145
  Balance, end of period                           (792,181)

Accumulated other comprehensive
 income
  Balance, beginning of year                        (29,127)
  Unrealized depreciation on
  securities                                                       0
  Foreign currency translation
  adjustments                                               (333,460)
  Minimum pension liability
  adjustment                                                       0
  Other comprehensive income                       (333,460)(333,460)
  Comprehensive income                                      $  9,685
  Balance, end of period                           (362,587)

Total shareholder's equity,
 end of period                               $   15,298,218

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