Form 10-K/A
period 1997-12-31
UNITED TRUST INC /IL/
filed 1999-02-10
CIK 832480

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-K/A

                           AMENDMENT NUMBER 3 TO
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              Amendment No. 3

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

Date:     January 15, 1999

                             UNITED TRUST, INC,

                                FORM 10-K/A

                                   INDEX

CERTIFIED PUBLIC ACCOUNTANT'S CONSENT

            KERBER, ECK & BRAECKEL LLP                              3

PART I

ITEM 1.     BUSINESS                                                4

ITEM 3.     LEGAL PROCEEDINGS                                      16


PART II

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS         16

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA           30

            Consent of Independent Certified Public Accountant


      We consent to the amendments on pages 30-59 of this Form 10-K/A dated January 15, 1999, and to the use of our opinion dated March 26, 1998, as originally filed with the United Trust, Inc. Form 10-K for 1997 after such amendment.



                              KERBER, ECK & BRAECKEL LLP




Springfield, Illinois
January 15, 1999
                                     3

PART I, ITEM I. BUSINESS SHOULD BE AMENDED AS FOLLOWS:

                                PART 1

ITEM 1.  BUSINESS

United Trust, Inc. (the "Registrant") was incorporated in 1984, under the laws of the State of Illinois to serve as an insurance holding company. At December 31, 1997, significant majority-owned subsidiaries and affiliates of the Registrant were as depicted on the following organizational chart:


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

Marketing is based on referral network of community leaders and shareholders of UII and UTI. Recruiting of sales agents is also based on the same referral network. The industry has experienced a downward trend in the total number of agents who sell insurance products, and competition for the top sales producers has intensified. As this trend appears to continue, the recruiting focus of the Company has been on introducing quality individuals to the insurance industry through an extensive internal training program. The Company feels this approach is conducive to the mutual success of our new recruits and the Company as these recruits market our products in a professional, company structured manner.

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

In  1997 $38,471,452 of total direct premium was written by USA, ABE,  APPL
and  UG.   Ohio  accounted for 35% , Illinois accounted for 21%,  and  West
Virginia accounted for 10% of total direct premiums collected.

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


UNDERWRITING

The underwriting procedures of the insurance subsidiaries are established by management. Insurance policies are issued by the Company based upon underwriting practices established for each market in which the Company operates. Most policies are individually underwritten. Applications for insurance are reviewed to determine additional information required to make an underwriting decision, which depends on the amount of insurance applied for and the applicant's age and medical history. Additional information may include inspection reports, medical examinations, and statements from doctors who have treated the applicant in the past and, where indicated, special medical tests. After reviewing the information collected, the Company either issues the policy as applied for or with an extra premium charge because of unfavorable factors or rejects the application. Substandard risks may be referred to reinsurers for full or partial reinsurance of the substandard risk.

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

           Fixed Maturities
      Rating              % of Portfolio
                       1997          1996

Investment Grade
   AAA                 31%            30%
   AA                  14%            13%
   A                   46%            46%
   BBB                  9%            10%
Below investment grade  0%             1%
                      100%           100%

The following table summarizes the Company's fixed maturities and fixed maturities held for sale by major classification.

                                       Carrying Value
                                    1997            1996

U.S. government and
 government agencies          $  29,701,879   $  29,998,240
States, municipalities
 and political subdivisions      22,814,301      14,561,203
Collateralized mortgage
 obligations                     11,093,926      13,246,780
Public utilities                 48,064,818      51,941,647
Corporate                        70,964,039      72,140,081
                              $ 182,638,963   $ 181,887,951

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

At December 31, 1997, fixed maturities and fixed maturities held for sale have a combined market value of $186,451,198. Fixed maturities are carried at amortized cost. Management has the ability and intent to hold these securities until maturity. Fixed maturities held for sale are carried at market.

The Company holds approximately $1,798,878 in short-term investments. Management monitors its investment maturities and in their opinion is sufficient to meet the Company's cash requirements. Fixed maturities of $15,107,100 mature in one year and $120,382,870 mature in two to five years.

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

The following table shows a distribution of mortgage loans by type.


Mortgage        Amount       % of Total
Loans

FHA/VA     $   536,443          5%
Commercial   1,565,643         17%
Residential  7,367,358         78%

The following table shows a geographic distribution of the mortgage loan portfolio and real estate held.


             Mortgage           Real
              Loans            Estate

New Mexico      3%               0%
Illinois       10%               55%
Kansas         13%               0%
Louisiana      15%               14%
Mississippi     0%               20%
Missouri        2%               1%
North Carolina  7%               6%
Oklahoma        5%               1%
Virginia        4%               0%
West Virginia  38%               2%
Other           3%               1%
Total         100%             100%

The following table summarizes delinquent mortgage loan holdings.

Delinquent
31 Days or More           1997            1996           1995
Non-accrual status  $        0      $        0      $       0
Other                  308,000         613,000        628,000
Reserve on
delinquent loans       (10,000)        (10,000)       (10,000)
Total Delinquent    $  298,000      $  603,000      $ 618,000
Interest income
 foregone
 (Delinquent loans) $   29,000      $   29,000      $  16,000

In Process of
 Restructuring      $        0      $        0      $       0
Restructuring on
 other than
  market terms               0               0              0
Other potential
 problem loans               0               0              0
Total Problem Loans $        0      $        0      $       0
Interest income
foregone
(Restructured loans)$        0      $        0      $       0

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

Most states also have insurance holding company statutes which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. The insurance subsidiaries are subject to such legislation and registered as controlled insurers in those jurisdictions in which such registration is required. Statutes vary from state to state but typically require periodic disclosure concerning the corporation that controls the registered insurers and all subsidiaries of such corporation. In addition, prior notice to, or approval by, the state insurance commission of material intercorporate transfers of assets, reinsurance agreements, management agreements (see Note 9 of the Notes to the Consolidated Financial Statements), and payment of dividends (see Note 2 of the Notes to the Consolidated Financial Statements) in excess of specified amounts by the insurance subsidiary within the holding company system are required.

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

At year end 1997, the insurance companies had one ratio outside the normal range. The ratio is related to the decrease in premium income. The ratio fell outside the normal range the last three years. The cause for the decrease in premium income is related to the possible change in control of UTI over the last two years to two different parties. At year end 1996 it was announced that UTI was to be acquired by an unrelated party, but the sale did not materialize. At this writing negotiations are progressing with a different unrelated party for the change in control of UTI. Please refer to the Notes to the Consolidated Financial Statements for additional information. The possible changes in control over the last two years have hurt the insurance companies' ability to recruit new agents. The active agents were apprehensive due to uncertainties in relation to the change in control of UTI. In recent years, the industry experienced a decline in the total number of agents selling insurance products and therefore competition has increased for quality agents. Accordingly, new business production decreased significantly over the last two years.

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


PART II, ITEM 7 SHOULD BE AMENDED AS FOLLOWS:

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

PART II, ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA SHOULD BE AMENDED AS FOLLOWS:

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Listed below are the financial statements included in this Part of the Annual Report on SEC Form 10-K:

                                                     Page No.
UNITED TRUST, INC. AND CONSOLIDATED SUBSIDIARIES


   Independent Auditor's Report for the
  Years ended December 31, 1997, 1996, 1995              31



  Consolidated Balance Sheets                            32



  Consolidated Statements of Operations                  33



  Consolidated Statements of Shareholders' Equity        34



  Consolidated Statements of Cash Flows                  35



  Notes to Consolidated Financial Statements          36-60

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

     We have also audited Schedule I as of December 31, 1997, and Schedules II, IV and V as of December 31, 1997 and 1996, of United Trust, Inc. and subsidiaries and Schedules II, IV and V for each of the three years in the period then ended. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.




                                   KERBER, ECK & BRAECKEL LLP




Springfield, Illinois
March 26, 1998

UNITED TRUST, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 1997 and 1996

ASSETS

Investments:                                    1997            1996

Fixed maturities at amortized cost
         (market $184,782,568 and
           $181,815,255)                   $  180,970,333 $  179,926,785
        Investments held for sale:
        Fixed maturities, at market
         (cost $1,672,298 and $1,984,661)       1,668,630      1,961,166
        Equity securities, at market
         (cost $3,184,357 and $2,086,159)       3,001,744      1,794,405
        Mortgage loans on real estate
          at amortized cost                     9,469,444     11,022,792
        Investment real estate, at cost, net
          of accumulated depreciation           9,760,732      9,779,984
        Real estate acquired in
         satisfaction of debt                   1,724,544      1,724,544
        Policy loans                           14,207,189     14,438,120
        Short-term investments                  1,798,878        430,983
                                              222,601,494    221,078,779

Cash and cash equivalents                      16,105,933     17,326,235
Investment in affiliates                        5,636,674      4,826,584
Accrued investment income                       3,686,562      3,461,799
Reinsurance receivables:
        Future policy benefits                 37,814,106     38,745,013
        Policy claims and other benefits        3,529,078      3,856,124
Other accounts and notes receivable               845,066        894,321
Cost of insurance acquired                     41,522,888     43,917,280
Deferred policy acquisition costs              10,600,720     11,325,356
Cost in excess of net assets purchased,
  net of accumulated amortization               2,777,089      5,496,808
Property and equipment, net
 of accumulated depreciation                    3,412,956      3,255,171
Other assets                                      767,258      1,290,192
                Total assets               $  349,299,824 $  355,473,662

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
        Future policy benefits             $  248,805,695 $  248,879,317
        Policy claims and benefits payable      2,080,907      3,193,806
        Other policyholder funds                2,445,469      2,784,967
        Dividend and endowment accumulations   14,905,816     13,913,676
Income taxes payable:
        Current                                    15,730         70,663
        Deferred                               14,174,260     13,193,431
Notes payable                                  21,460,223     19,573,953
Indebtedness to affiliates, net                    18,475         31,837
Other liabilities                               3,790,051      5,975,483
                Total liabilities             307,696,626    307,617,133
Minority interests in consolidated
 Subsidiaries                                  26,246,580     29,842,672
Shareholders' equity:Common stock - no par value,
 stated value $.02 per share.
        Authorized 3,500,000 shares -
         1,634,779 and 1,870,093 shares
        issued after deducting treasury
         shares of 277,460 and 42,384              32,696         37,402
Additional paid-in capital                     16,488,375     18,638,591
Unrealized depreciation of
  investments held for sale                       (29,127)       (86,058)
Accumulated deficit                            (1,135,326)      (576,078)
                Total shareholders' equity     15,356,618     18,013,857
                Total liabilities and
                  shareholders' equity     $  349,299,824 $  355,473,662
                              See accompanying notes

UNITED TRUST, INC.CONSOLIDATED STATEMENTS OF OPERATIONS
Three Years Ended December 31, 1997
                              1997         1996          1995

Revenues:

        Premiums and
         policy fees    $  33,373,950$  35,891,609$  38,481,638
        Reinsurance
          premiums
           and policy fees (4,734,705)  (4,947,151)  (5,383,102)
        Net investment
          income           14,857,297   15,868,447   15,456,224
        Realized investment
          gains and
            (losses), net   (279,096)    (987,930)    (124,235)
        Other income         774,884    1,151,395    1,438,559
                          43,992,330   46,976,370   49,869,084


Benefits and other expenses:

        Benefits, claims and
         settlement expenses:
                Life      23,644,252   26,568,062   26,680,217
                Reinsurance
                 benefits and
                  claims  (2,078,982)  (2,283,827)  (2,850,228
                Annuity    1,560,828    1,892,489    1,797,475
         Dividends to
          Policyholders    3,929,073    4,149,308    4,228,300
        Commissions and
          amortization of deferred
                policy
                 acquisition
                   costs   3,616,365    4,224,885    4,907,653
        Amortization of cost
          of insurance
           acquired        2,394,392    5,524,815    4,303,237
        Amortization of
          agency force             0            0      396,852
        Non-recurring write down
          of value of agenc        0            0    8,296,974
        Operating expenses 9,222,913   11,994,464   11,517,648
        Interest expense   1,816,491    1,731,309    1,966,776
                          44,105,332   53,801,505   61,244,904

Loss before income taxes,
  minority interest
        and equity in loss of
          investees         (113,002)  (6,825,135) (11,375,820)
Income tax credit (expense) (986,229)   4,703,741    4,571,028
Minority interest in loss
        of consolidated
         subsidiaries        563,699    1,278,883    4,439,496
Equity in loss of investees  (23,716)     (95,392)    (635,949)
Net loss                $   (559,248)$   (937,903)$ (3,001,245)


Net loss per
        common share    $      (0.32)$      (0.50)$      (1.61)

Average common
        shares outstanding 1,772,870    1,869,511    1,866,851

                          See accompanying notes

UNITED TRUST, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Three Years Ended December 31, 1997



                              1997         1996         1995

Common stock
        Balance, beginning
          of year       $     37,402 $     37,352 $     37,312
        Issued during year         0           50           40
        Stock retired from
         purchase of fractional
         shares of reverse
         stock split              (7)           0            0
        Purchase treasury
          stock               (4,699)           0            0
        Balance, end of year $32,696 $     37,402 $     37,352



Additional paid-in capital
        Balance, beginning
          of year       $ 18,638,591$  18,624,578$  18,612,118
        Issued during year         0       14,013       12,460
        Stock retired from
          purchase of fractional
           shares of reverse
           stock split        (2,374)           0            0
        Purchase treasury
          stock           (2,147,842)           0            0
        Balance, end of $ 16,488,375$  18,638,591$  18,624,578



Unrealized appreciation (depreciation) of
    investments held for sale
        Balance, beginning
          of year       $    (86,058)$     (1,499)$   (143,405)
        Change during year    56,931      (84,559)     141,906
        Balance, end of year (29,127)$    (86,058)$     (1,499)




Retained earnings (accumulated deficit)
        Balance, beginning
          of year       $   (576,078)$    361,825 $  3,363,070
        Net loss            (559,248)    (937,903)  (3,001,245)
        Balance, end
         of year        $ (1,135,326)$   (576,078)$    361,825


Total shareholders' equity,
  end of year           $  15,356,618$ 18,013,857$  19,022,256

                            See accompanying notes

UNITED TRUST, INC.CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Years Ended December 31, 1997

                               1997        1996         1995

Increase (decrease) in cash
 and cash equivalents
Cash flows from
operating
  activities:
   Net loss             $   (559,248)$   (937,903)$  (3,001,245)
   Adjustments to reconcile net
     loss to net cash provided by
     (used in) operating activities
       net of changes in assets and
     liabilities resulting from the
      sales and purchases
        of subsidiaries:
        Amortization/accretion
          of fixed
           maturities        670,185      899,445      803,696
        Realized investment
         (gains) losses, net 279,096      987,930      124,235
        Policy acquisition
          costs deferred    (586,000)  (1,276,000)  (2,370,000)
        Amortization of
          deferred policy
            acquisition
             costs         1,310,636    1,387,372    1,567,748
        Amortization of cost
          of insurance
           acquired        2,394,392    5,524,815    4,303,237
        Amortization of value
          of agency force          0            0      396,852
        Non-recurring write
          down of value of
            agency force           0            0    8,296,974
        Amortization of costs
          in excess of net
           assets purchased  155,000      185,279      423,192
        Depreciation         469,854      390,357      720,605
        Minority interest   (563,699)  (1,278,883)  (4,439,496)
        Equity in loss of
          investees           23,716       95,392      635,949
        Change in accrued
           Investment
            income          (224,763)     210,043     (171,257)
        Change in reinsurance
           receivables     1,257,953       83,871     (482,275)
        Change in policy
          liabilities and
           accruals         (547,081)   3,326,651    3,581,928
        Charges for mortality
          and administration
          of universal life and
            annuity
            products     (10,588,874) (10,239,476) (9,757,354)
        Interest credited to
          account balances 7,212,406    7,075,921   6,644,282
        Change in income
          taxes payable      925,896   (4,714,258) (4,595,571)
        Change in indebtedness
         (to) from
         affiliates, net     (13,362)     119,706     (20,004)
        Change in other assets
          and liabilities,
          net             (1,593,358)   1,299,773  (2,175,839)
Net cash provided by (used in)
  operating activities        22,749    3,140,035     485,657

Cash flows from investing activities:
   Proceeds from investments
     sold and matured:
        Fixed maturities
          held for sale      290,660    1,219,036      619,612
        Fixed maturities sold      0   18,736,612            0
        Fixed maturities
          matured         21,488,265   20,721,482   16,265,140
        Equity securities     76,302        8,990      104,260
        Mortgage loans     1,794,518    3,364,427    2,252,423
        Real estate        1,136,995    3,219,851    1,768,254
        Policy loans       4,785,222    3,937,471    4,110,744
        Short term           410,000      825,000       25,000
   Total proceeds from
     investments sold
     and matured          29,981,962   52,032,869   25,145,433
   Cost of investments acquired:
        Fixed maturities (23,220,172) (29,365,111) (25,112,358)
        Equity securities (1,248,738)           0   (1,000,000)
        Mortgage loans      (245,234)    (503,113)    (322,129)
        Real estate       (1,444,980)    (813,331)  (1,902,609)
        Policy loans      (4,554,291)  (4,329,124)  (4,713,471)
        Short term        (1,726,035)    (830,983)    (100,000)
   Total cost of investments
     acquired            (32,439,450) (35,841,662) (33,150,567)
   Purchase of property
     and equipment          (531,528)    (383,411)     (57,625)
Net cash provided by (used in)
   investing activities   (2,989,016)  15,807,796   (8,062,759

Cash flows from financing activities:
        Policyholder contract
          deposits        17,905,246   22,245,369   25,021,983
        Policyholder contract
          withdrawals    (14,515,576) (15,433,644) (16,008,462)
        Net cash transferred
         from coinsurance ceded    0  (19,088,371)           0
        Proceeds from notes
          payable          2,560,000    9,050,000      300,000
        Payments of principal
         on notes payable (1,874,597) (10,923,475)    (905,861)
        Payment for fractional
          shares from reverse
            stock split       (2,381)           0            0

        Payment for fractional
          shares from reverse
           stock split
           of subsidiary    (534,251)           0            0
        Purchase of stock
          of affiliates     (865,877)           0            0
        Purchase of
          treasury stock    (926,599)           0            0
        Proceeds from issuance
          of common stock          0          500          400
Net cash provided by (used in )
  financing activities     1,745,965  (14,149,621)   8,408,060

Net increase (decrease) in
  cash and cash
   equivalents            (1,220,302)   4,798,210      830,958
Cash and cash equivalents
  at beginning of year    17,326,235   12,528,025   11,697,067
Cash and cash equivalents
  at end of year       $  16,105,933 $ 17,326,235$  12,528,025

                            See accompanying notes

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

     Real  estate - Investment real estate  at
     cost, less allowances for depreciation and, as appropriate, provisions for possible losses. Foreclosed real estate is adjusted for any impairment at the foreclosure date. Accumulated depreciation on investment real estate was $539,366 and $442,373 as of December 31, 1997 and 1996, respectively.

     Policy   loans  --  at  unpaid  balances
     including  accumulated  interest  but  not  in  excess  of  the   cash
     surrender value.

     Short-term investments -- at cost, which approximates current market value.

     Realized  gains and losses  on  sales  of
     investments   are   recognized  in  net   income   on   the   specific
     identification basis.

     G. RECOGNITION OF REVENUES AND RELATED EXPENSES - Premiums for traditional life insurance products, which include those products with fixed and guaranteed premiums and benefits, consist principally of whole life insurance policies, and certain annuities with life contingencies are recognized as revenues when due. LIMITED PAYMENT LIFE INSURANCE POLICIES DEFER GROSS PREMIUMS RECEIVED IN EXCESS OF NET PREMIUMS, WHICH IS THEN RECOGNIZED IN INCOME IN A CONSTANT RELATIONSHIP WITH INSURANCE IN FORCE. Accident and health insurance premiums are recognized as revenue pro rata over the terms of the policies. Benefits and related expenses associated with the premiums earned are charged to expense proportionately over the lives of the policies through a provision for future policy benefit liabilities and through deferral and amortization of deferred policy acquisition costs. For universal life and investment products, generally there is no requirement for payment of premium other than to maintain account values at a level sufficient to pay mortality and expense charges. Consequently, premiums for universal life policies and investment products are not reported as revenue, but as deposits. Policy fee revenue for universal life policies and investment products consists of charges for the cost of insurance and policy administration fees assessed during the period. Expenses include interest credited to policy account balances and benefit claims incurred in excess of policy account balances.

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

                                           The following table reflects the
     components of the income statement for the line item Commissions and amortization of deferred policy acquisition costs:

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

                                    1997          1996           1995
    Cost of insurance acquired,
       beginning of year      $ 43,917,280  $ 55,816,934   $ 60,120,171
       Interest accretion        5,962,644     6,312,931      7,044,239
       Amortization             (8,357,036)  (11,837,746)   (11,347,476)
         Net amortization       (2,394,392)   (5,524,815)    (4,303,237)
       Balance attributable to
        coinsurance agreement            0    (6,374,839)             0
     Cost of insurance acquired,
       end of year            $ 41,522,888  $ 43,917,280   $ 55,816,934

Estimated   net   amortization expense  of  cost  of  insurance acquired for the next  five  years  is  as follows:

                                 Interest                Net
                                Accretion  Amortization  Amortization

     1998                     $  6,113,000 $8,261,000    $2,148,000
     1999                        5,787,000  7,271,000     1,484,000
     2000                        5,559,000  6,811,000     1,252,000
     2001                        5,367,000  6,828,000     1,461,000
     2002                        4,737,000  6,203,000     1,466,000

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

     L.FUTURE POLICY BENEFITS AND EXPENSES - The liabilities for traditional life insurance and accident and health insurance policy benefits are computed using a net level method. These liabilities include assumptions as to investment yields, mortality, withdrawals, and other assumptions based on the life insurance subsidiaries'
     experience adjusted to reflect anticipated trends and to include provisions for possible unfavorable deviations. The Company makes these assumptions at the time the contract is issued or, in the case of contracts acquired by purchase, at the purchase date. Benefit reserves for traditional life insurance policies include certain deferred profits on limited-payment policies that are being recognized in income over the policy term. Policy benefit claims are charged to expense in the period that the claims are incurred. Current mortality rate assumptions are based on 1975-80 select and ultimate tables. Withdrawal rate assumptions are based upon Linton B or Linton C, which are industry standard actuarial tables for forecasting assumed policy lapse rates.

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

     M.POLICY AND CONTRACT CLAIMS - Policy and contract claims include provisions for reported claims in process of settlement, valued in accordance with the terms of the policies and contracts, as well as provisions for claims incurred and unreported based on prior experience of the Company.

     N.PARTICIPATING INSURANCE - Participating business represents 29% and 30% of the ordinary life insurance in force at December 31, 1997 and 1996, respectively. Premium income from participating business represents 50%, 52%, and 55% of total premiums for the years ended December 31, 1997, 1996 and 1995, respectively. The amount of dividends  to  be  paid  is  determined  annually  by  the  respective insurance subsidiary's Board of Directors. Earnings allocable to participating policyholders are based on legal requirements that vary by state.

     O.INCOME TAXES - Income taxes are reported under Statement of Financial Accounting Standards Number 109. Deferred income taxes are recorded to reflect the tax consequences on future periods of differences between the tax bases of assets and liabilities and their financial reporting amounts at the end of each such period.

     P.BUSINESS  SEGMENTS  -  The  Company  operates  principally  in   the
     individual life insurance business.


     Q.EARNINGS PER SHARE - Earnings per share are based on the weighted average number of common shares outstanding during each year, retroactively adjusted to give effect to all stock splits. In accordance with Statement of Financial Accounting Standards No. 128, the computation of diluted earnings per share is not shown since the Company has a loss from continuing operations in each period presented, and any assumed conversion, exercise, or contingent issuance of securities would have an antidilutive effect on earnings per share. HAD THE COMPANY NOT BEEN IN A LOSS POSITION, THE OUTSTANDING DILUTIVE INSTRUMENTS WOULD HAVE BEEN CONVERTIBLE NOTES OF 204,800, 0 AND 0 SHARES IN 1997, 1996 AND 1995, RESPECTIVELY, AND STOCK OPTIONS EXERCISABLE OF 1,562, 1,562, AND 4,062 SHARES IN 1997, 1996, AND 1995, RESPECTIVELY, UTI HAD STOCK OPTIONS OUTSTANDING DURING EACH OF THE PERIODS PRESENTED FOR 105,000 SHARES OF COMMON STOCK AT A PER SHARE PRICE IN EXCESS OF THE AVERAGE MARKET PRICE, AND WOULD THEREFORE NOT HAVE BEEN INCLUDED IN THE COMPUTATION OF DILUTED EARNINGS PER SHARE

     R.CASH EQUIVALENTS - The Company considers certificates of deposit and other short-term instruments with an original purchased maturity of three months or less cash equivalents.

     S.RECLASSIFICATIONS   -   Certain  prior  year   amounts   have   been
     reclassified to conform with the 1997 presentation. Such reclassifications had no effect on previously reported net loss, total assets, or shareholders' equity.

     T.REINSURANCE - In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. The Company retains a maximum of $125,000 of coverage per individual life.

     Amounts paid or deemed to have been paid for reinsurance contracts are recorded as reinsurance receivables. Reinsurance receivables is recognized in a manner consistent with the liabilities relating to the underlying reinsured contracts. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

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

3.  INCOME TAXES

Until 1984, the insurance companies were taxed under the provisions of the Life Insurance Company Income Tax Act of 1959 as amended by the Tax Equity and Fiscal Responsibility Act of 1982. These laws were superseded by the Deficit Reduction Act of 1984. All of these laws are based primarily upon statutory results with certain special deductions and other items available only to life insurance companies. Under the provision of the pre-1984 life insurance company income tax regulations, a portion of "gain from operations" of a life insurance company was not subject to current taxation but was accumulated, for tax purposes, in a special tax memorandum account designated as "policyholders' surplus account". Federal income taxes will become payable on this account at the then current tax rate when and if distributions to shareholders, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income maintained in the "shareholders surplus account".


The following table summarizes the companies with this situation and the maximum amount of income that has not been taxed in each.


               Shareholder's      Untaxed
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

Life insurance company taxation is based primarily upon statutory results with certain special deductions and other items available only to life insurance companies. Income tax expense consists of the following components:

                                  1997           1996           1995

 Current tax expense         $   5,400   $   (148,148)   $      2,641
 Deferred tax expense (credit) 980,829     (4,555,593)     (4,573,669)
                             $ 986,229   $ (4,703,741)   $ (4,571,028)

The Companies have net operating loss carryforwards for federal income tax purposes expiring as follows:

                    UTI             UG            FCC

     2004  $      597,103 $            0 $      163,334
     2005         292,656              0        138,765
     2006         212,852      2,400,574         33,345
     2007         110,758        782,452        676,067
     2008               0        939,977          4,595
     2009               0              0        168,800
     2010               0              0         19,112
     2012               0      2,970,692              0
    TOTAL  $    1,213,369 $    7,093,695 $    1,204,018

The Company has established a deferred tax asset of $3,328,879 for its operating loss carryforwards and has established an allowance of $2,904,200.

The following table shows the reconciliation of net income to taxable income of UTI:

                              1997           1996            1995

    Net income (loss)   $  (559,248)   $  (937,903)   $  (3,001,245)
    Federal income tax
     provision (credit)     414,230        (59,780)         153,764
    Loss of subsidiaries    356,422        714,916        2,613,546
    Loss of investees        23,716         95,392          635,949
    Write off of investment
     in affiliate                 0        315,000           10,000
    Write off of note receivable  0        211,419                0
    Depreciation                  0          1,046            3,095
    Other                    44,059         25,528           22,091
    Taxable income      $  279,179     $   365,618    $     437,200

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

The expense or (credit) for income differed from the amounts computed by applying the applicable United State statutory rate of 35% to the loss before income taxes as a result of the following differences:

                                    1997           1996           1995

    Tax computed at
     statutory rate      $       (39,551)    $  (2,388,797) $  (3,981,537)
    Changes in taxes due to:
      Cost in excess of net
       assets purchased           54,250            64,848         60,594
      Current year loss for which
       no benefit realized     1,039,742                 0              0
      Benefit of prior losses   (324,705)       (2,393,395)      (601,563)
      Other                      256,493            13,603        (48,522)
    Income tax expense
     (credit)            $       986,229     $  (4,703,741) $  (4,571,028)

The following table summarizes the major components that comprise the deferred tax liability as reflected in the balance sheets:
                            1997            1996

    Investments      $  (228,027)    $  (122,251)
    Cost of insurance
     acquired         15,753,308      16,637,884
    Other assets         (72,468)       (187,747)
    Deferred policy
     acquisition costs 3,710,252       3,963,875
    Agent balances       (23,954)        (65,609)
    Property and
     equipment           (19,818)        (37,683)
    Discount of notes  1,097,352         922,766
    Management/
     consulting fees    (573,182)       (733,867)
    Future policy
     benefits         (4,421,038)     (5,906,087)
    Gain on sale
     of subsidiary     2,312,483       2,312,483
    Net operating
     loss carryforward  (424,679)       (522,392)
    Other liabilities   (756,482)     (1,151,405)
    Federal tax DAC   (2,179,487)     (1,916,536)
    Deferred tax
     liability     $  14,174,260   $  13,193,431

4.  ANALYSIS OF INVESTMENTS, INVESTMENT INCOME AND INVESTMENT GAIN

A.NET INVESTMENT INCOME - The following table reflects net investment income by type of investment:

                                          December 31,
                                   1997         1996            1995

Fixed maturities and fixed
 maturities held for sale     $ 12,677,348  $ 13,326,312   $ 13,190,121
Equity securities                   87,211        88,661         52,445
Mortgage loans                     802,123     1,047,461      1,257,189
Real estate                        745,502       794,844        975,080
Policy loans                       976,064     1,121,538      1,041,900
Short-term investments              70,624        21,423         21,295
Other                              696,486       691,111        642,632
Total consolidated
 investment income              16,055,358    17,091,350     17,180,662
Investment expenses             (1,198,061)   (1,222,903)    (1,724,438)
Consolidated net
 investment income            $ 14,857,297  $ 15,868,447   $ 15,456,224

  At December 31, 1997, the Company had a total of $5,797,000 of investments, comprised of $3,848,000 in real estate and $1,949,000 in equity securities, which did not produce income during 1997.

The following table summarizes the Company's fixed maturity holdings and investments held for sale by major classifications:

                                                Carrying Value
                                              1997            1996

Investments held for sale:
  Fixed maturities                      $   1,668,630   $   1,961,166
  Equity securities                         3,001,744       1,794,405
Fixed maturities:
  U.S. Government, government
   agencies and authorities                28,259,322      28,554,631
  State, municipalities and
   political subdivisions                  22,778,816      14,421,735
  Collateralized mortgage obligations      11,093,926      13,246,781
  Public utilities                         47,984,322      51,821,989
  All other corporate bonds                70,853,947      71,891,649
                                        $ 185,640,707   $ 183,692,356

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

  The following table summarizes by category securities held that are below investment grade at amortized cost:

Below Investment
Grade Investments            1997        1996           1995
State,
 Municipalities and
  political
   Subdivisions  $            0 $      10,042 $            0
Public                   80,497       117,609        116,879
Utilities
Corporate               656,784       813,717        819,010
Total            $      737,281 $     941,368 $      935,889

B.    INVESTMENT SECURITIES

  The amortized cost and estimated market values of investments in securities including investments held for sale are as follows:

                       Cost or         Gross          Gross        Estimated
                      Amortized      Unrealized     Unrealized       Market
1997                     Cost          Gains          Losses         Value

Investments Held
 for Sale:
  U.S. Government
   and govt. agencies and
    authorities    $    1,448,202 $            0 $ (5,645)       $   1,442,557
  States,
municipalities and
 political subdivisions    35,000            485        0               35,485
  Collateralized
   mortgage obligations         0              0        0                    0
  Public utilities         80,169            328        0               80,496
  All other
   corporate bonds        108,927          1,164        0              110,092
                        1,672,298          1,977   (5,645)           1,668,630
  Equity securities     3,184,357        176,508   (359,121)         3,001,744
  Total            $    4,856,655 $      178,485 $ (364,766)     $   4,670,374

Held to Maturity
Securities:
  U.S. Government
   and govt. agencies and
    authorities    $   28,259,322 $      415,419 $ (51,771)      $  28,622,970
  States,
   municipalities and political
    subdivisions       22,778,816        672,676   (1,891)          23,449,601
  Collateralized
   mortgage
    obligations        11,093,926        210,435   (96,714)         11,207,647
  Public utilities     47,984,322      1,241,969   (84,754)         49,141,537
  All other corporate
   bonds               70,853,947      1,599,983   (93,117)         72,360,813
  Total            $  180,970,333 $    4,140,482 $ (328,247)     $ 184,782,568

                       Cost or         Gross          Gross        Estimated
                      Amortized      Unrealized     Unrealized       Market
                         Cost          Gains          Losses         Value
1996

Investments Held
for Sale:
 U.S. Government
  and govt. agencies and
   authorities     $    1,461,068 $            0 $ (17,458)      $   1,443,609
  States,
   municipalities and political
    subdivisions          145,199            665   (6,397)             139,467
  Collateralized
   mortgage obligations         0              0        0                    0
  Public utilities        119,970            363    (675)              119,658
  All other corporate
   bonds                  258,424          4,222   (4,215)             258,432
                        1,984,661          5,250   (28,745)          1,961,166
  Equity securities     2,086,159         37,000   (328,754)         1,794,405
  Total            $    4,070,820 $       42,250 $ (357,499)     $   3,755,571

Held to Maturity
Securities:
  U.S. Government
   and govt. agencies and
    authorities    $   28,554,631 $      421,523 $ (136,410)     $  28,839,744
  States,
   municipalities and political
    subdivisions       14,421,735        318,682   (28,084)         14,712,333
  Collateralized
   mortgage
    obligations        13,246,780        175,163   (157,799)        13,264,145
  Public utilities     51,821,990        884,858   (381,286)        52,325,561
  All other corporate
   bonds               71,881,649      1,240,230   (448,437)        72,673,442
  Total            $  179,926,785 $    3,040,456 $ (1,152,016)   $ 181,815,225

  The amortized cost of debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

 Fixed Maturities Held                       Estimated
        for Sale             Amortized         Market
   December 31, 1997            Cost           Value

Due in one year or less   $       83,927  $      84,952
Due after one year
  through five years           1,533,202      1,528,211
Due after five years
  through ten years               55,169         55,467
Due after ten years                    0              0
Collateralized mortgage obligations    0              0
Total                     $    1,672,298  $   1,668,630

                              47

Fixed Maturities Held to     Amortized       Estimated
        Maturity                Cost           Market
   December 31, 1997                           Value

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

  An analysis of sales, maturities and principal repayments of the Company's fixed maturities portfolio for the years ended December 31, 1997, 1996 and 1995 is as follows:

                          Cost or         Gross         Gross         Proceeds
                        Amortized       Realized      Realized         From
Year ended December        Cost          Gains         Losses          Sale
31, 1997

Scheduled principal repayments,
 calls and tenders:
    Held for sale   $     299,390  $         931 $ (9,661)      $      290,660
    Held to maturity   21,467,552         21,435    (722)           21,488,265
Sales:
     Held for sale              0              0        0                    0
     Held to maturity           0              0        0                    0
 Total              $  21,766,942  $      22,366 $(10,383)      $   21,778,925

                         Cost or         Gross         Gross         Proceeds
                        Amortized       Realized      Realized         From
Year ended December        Cost          Gains         Losses          Sale
31, 1996

Scheduled principal repayments,
   calls and tenders:
     Held for sale  $     699,361  $       6,035 $     (813)    $      704,583
     Held to maturity  20,900,159         13,469   (192,146)        20,721,482
Sales:
      Held for sale        517,111             0     (2,658)           514,453
      Held to maturity  18,735,848        81,283    (80,519)        18,736,612
  Total              $  40,852,479  $    100,787 $ (276,136)    $   40,677,130

                         Cost or         Gross         Gross         Proceeds
                        Amortized       Realized      Realized         From
Year ended December        Cost          Gains         Losses          Sale
31, 1995

Scheduled principal repayments,
   calls and tenders:
     Held for sale  $     621,461  $           0 $ (1,849)      $      619,612
     Held to maturity  16,383,921        125,740   (244,521)        16,265,140
Sales:
     Held for sale              0              0        0                    0
     Held to maturity           0              0        0                    0
  Total             $  17,005,382  $     125,740 $ (246,370)    $   16,884,752

C.INVESTMENTS ON DEPOSIT - At December 31, 1997, investments carried at approximately $17,801,000 were on deposit with various state insurance departments.

D.INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES - The Company's investment in United Income, Inc., a 40% owned affiliate, is carried at an amount equal to the Company's share of the equity of United Income. The Company's equity in United Income, Inc. includes the original investment of $194,304, an increase of $4,359,749 resulting from a public offering of stock and the Company's share of earnings and losses since inception.


5.  DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The financial statements include various estimated fair value information at December 31, 1997 and 1996, as required by Statement of Financial Accounting Standards 107, Disclosure about Fair Value of Financial Instruments ("SFAS 107"). Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company.

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

(g)  Notes and accounts receivable and uncollected premiums

The Company holds a $840,066 note receivable for which the determination of fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Accounts receivable and uncollected premiums are primarily insurance contract related receivables which are determined based upon the underlying insurance liabilities and added reinsurance amounts, and thus are excluded for the purpose of fair value disclosure by paragraph 8(c) of SFAS 107.

(h)  Notes payable

For borrowings under the senior loan agreement, which is subject to floating rates of interest, carrying value is a reasonable estimate of fair value. For subordinated borrowings fair value was determined based on the borrowing rates currently available to the Company for loans with similar terms and average maturities.

The estimated fair values of the Company's financial instruments required to be valued by SFAS 107 are as follows as of December 31:

                           1997                         1996
                                Estimated                    Estimated
Assets          Carrying         Fair         Carrying         Fair
                 Amount          Value         Amount          Value

Fixed
 maturities $  180,970,333 $  184,782,568 $  179,926,785 $ 181,815,225
Fixed maturities
 held for sale   1,668,630      1,668,630      1,961,166     1,961,166
Equity
 securities      3,001,744      3,001,744      1,794,405     1,794,405
Mortgage loans
 on real estate  9,469,444      9,837,530     11,022,792    11,022,792
Policy loans    14,207,189     14,207,189     14,438,120    14,438,120
Short-term
 investments     1,798,878      1,798,878        430,983       430,983
Investment in
 real estate     9,760,732      9,760,732      9,779,984     9,779,984
Real estate
 acquired in
  satisfaction
   of debt       1,724,544      1,724,544      1,724,544     1,724,544
Notes receivable   840,066        784,831        840,066       783,310

Liabilities
Notes payable   21,460,223     20,925,184     19,573,953    18,937,055

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

Approximately $1,048,000 of the cash received from the issuance of the convertible notes was used to acquire stock holdings of United Trust Inc. and United Income, Inc. of Mr. Morrow and to acquire a portion of the United Trust Inc. holdings of Larry E. Ryherd and his family. The remaining cash received will be used by the Company to provide additional operating liquidity and for future acquisitions of life insurance companies. On July 31, 1997, the Company acquired a total of 126,921 shares of United Trust Inc. common stock and 47,250 shares of United Income, Inc. common stock from Thomas F. Morrow and his family. Mr. Morrow simultaneously retired as an executive officer of the Company. Mr. Morrow will remain as a member of the Board of Directors. In exchange for his stock, Mr. Morrow and his family received approximately $348,000 in cash, promissory notes valued at $140,000 due in eighteen months, and promissory notes valued at $1,030,000 due January 31, 2005. These notes bear interest at a rate of 1% over prime, with interest due quarterly and principal due upon maturity. The notes do not contain any conversion privileges. Additionally, on July 31, 1997, the Company acquired a total of 97,499 shares of United Trust Inc. common stock from Larry E. Ryherd and his family. Mr. Ryherd and his family received approximately $700,000 in cash and a promissory note valued at $251,000 due January 31, 2005. The acquisition of approximately 16% of Mr. Ryherd's stock holdings in United Trust Inc. was completed as a prerequisite to the convertible notes placed by other management personnel to reduce the total holdings of Mr. Ryherd and his family in the Company to make the stock more attractive to the investment community. Following the transaction, Mr. Ryherd and his family own approximately 31% of the outstanding common stock of United Trust Inc. THE MARKET PRICE OF UTI COMMON STOCK ON JULY 31, 1997 WAS $6.00 PER SHARE. THE STOCK ACQUIRED IN THE ABOVE TRANSACTION WAS FROM THE LARGEST TWO SHAREHOLDERS OF UTI STOCK. THERE WERE NO ADDITIONAL STATED OR UNSTATED ITEMS OR AGREEMENTS RELATING TO THE STOCK PURCHASE.

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

  A summary of the status of the Company's stock option plan for the three years ended December 31, 1997, and changes during the years ending on those dates is presented below.:

                           1997                 1996            1995
                                 Exercise            Exercise        Exercise
                      Shares     Price      Shares   Price   Shares  Price

Outstanding at
 beginning of year    1,562     $ 0.20       4,062   $ 0.20   6,062   $0.20
Granted                   0       0.00           0     0.00       0    0.00
Exercised                 0       0.00      (2,500)    0.20  (2,000)   0.20
Forfeited                 0       0.00           0     0.00       0    0.00
Outstanding  at end
 of year              1,562     $ 0.20       1,562   $ 0.20   4,062   $0.20

Options  exercisable
 at year end          1,562     $ 0.20       1,562   $ 0.20   4,062   $0.20
Fair value of options granted
 during  the year               $ 0.00               $  5.43          $6.05

The following information applies to options outstanding at December 31, 1997:

  Number outstanding                           1,562
  Exercise price                              $ 0.20
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

12.  NOTES PAYABLE

At  December 31, 1997 and 1996, the Company has $21,460,223 and $19,573,953
in long-term debt outstanding, respectively. The debt is comprised of the following components:

                           1997         1996

Senior debt         $   6,900,000 $   8,400,000
Subordinated 10 yr.
 notes                  5,746,774     6,209,293
Subordinated 20 yr.
 notes                  3,902,582     3,814,660
Convertible notes       2,560,000             0
Other notes payable     2,350,867     1,150,000
                    $  21,460,223 $  19,573,953

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


14.  NON-RECURRING WRITE DOWN OF VALUE OF AGENCY FORCE ACQUIRED

During the year-ended December 31, 1995, the Company recognized a non-recurring write down of $8,297,000 on its value of agency force acquired. The write down released $2,904,000 of the deferred tax liability and $3,327,000 was attributed to minority interest in loss of consolidated subsidiaries. In addition, equity loss of investees was negatively impacted by $542,000. The effect of this write down resulted in an increase in the net loss of $2,608,000. This write down is directly related to the Company's change in distribution systems. Due to the broker agency force not meeting management's expectations and lack of production, the Company has changed its focus from a primarily broker agency distribution system to a captive agent system. With the change in focus, most of the broker agents were terminated and therefore, management re-evaluated the value of the agency force carried on the balance sheet. For purposes of the write-down, the broker agency force has no future expected cash flows and therefore warranted a write-off of the value. The write down is reported as a separate line item "non-recurring write down of value of agency force acquired" and the release of the deferred tax liability is reported in the credit for income taxes payable in the Statement of
Operations. In addition, the impact to minority interest in loss of consolidated subsidiaries and equity loss of investees is in the Statement of Operations.

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

19.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                                             1997
                         1st              2nd          3rd             4th

Premium income
 and other considerations,
  net              $  7,926,386   $   7,808,782   $  6,639,394   $  6,264,683
Net investment
 income               3,844,899       3,825,457      3,686,861      3,500,080
Total revenues       11,965,571      11,871,953     10,354,133      9,800,673
Policy benefits
 including dividends  7,718,015       6,861,699      6,467,739      6,007,718
Commissions and
 amortization of DAC  1,110,410         553,913      1,083,006        869,036
Operating expenses    2,589,176       2,777,409      2,378,618      1,477,710
Operating income (loss)(393,242)        683,223       (679,495)       276,512
Net income (loss)        47,026         101,812       (524,441)      (183,645)
Net income (loss)
 per share                 0.03            0.05          (0.28)         (0.12)

                                                 1996
                          1st            2nd             3rd            4th

Premium income
and other considerations,
 net               $  8,481,511   $   8,514,175   $  7,348,199   $  6,600,573
Net investment income 3,973,349       3,890,127      4,038,831      3,966,140
Total revenues       12,870,140      12,455,875     11,636,614     10,013,741
Policy benefits
 including dividends  6,528,760       7,083,803      8,378,710      8,334,759
Commissions and
 amortization of DAC  1,161,850         924,174        703,196      1,435,665
Operating expenses    3,447,329       2,851,752      3,422,654      2,272,729
Operating income (loss) (71,615)       (137,198)    (2,346,454)    (4,269,870)
Net income (loss)       304,737           9,038       (892,761)      (358,917)
Net income (loss)
 per share                 0.16            0.00          (0.48)         (0.18)

                                                1995
                            1st           2nd            3rd            4th

Premium income
 and other considerations,
  net              $  9,445,222   $   8,765,804   $  7,868,803    $  7,018,707
Net investment income 3,850,161       3,843,518      3,747,069       4,015,476
Total revenues       13,694,471      12,933,370     11,829,921      11,411,322
Policy benefits
 including dividends  8,097,830       9,113,933      5,978,795       6,665,206
Commissions and
 amortization of DAC  1,556,526       1,960,458      1,350,662         40,007
Operating expenses    3,204,217       2,492,689      2,232,938      3,587,804
Operating income (loss)(495,966)     (1,939,361)       120,393     (9,060,886)
Net income (loss)       179,044        (689,602)       198,464     (2,689,151)
Net income (loss)
 per share                 0.10           (0.37)          0.11          (1.45)