Form 10-K
period 1998-12-31
UNITED TRUST INC /IL/
filed 1999-03-29
CIK 832480

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1998       Commission File Number 0-16867

                               UNITED TRUST, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

                             5250 SOUTH SIXTH STREET
                                  P.O. BOX 5147
                              SPRINGFIELD, IL 62705
          (Address of principal executive offices, including zip code)

           ILLINOIS                                                   37-1172848
           --------                                                   ----------
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                              Identification No.)

Registrant's telephone number, including area code: (217) 241-6300

Securities registered pursuant to Section 12(b) of the Act:
                                                           Name of each exchange
Title of each class                                          on which registered
-------------------                                          -------------------
      None                                                                NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

                             Title of each class
                             -------------------

                                  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

The aggregate market value of voting stock (Common Stock) held by non affiliates of the registrant as of March 12, 1999, was $7,156,753.

At March 12, 1999, the Registrant had outstanding 2,490,438 shares of Common Stock, stated value $.02 per share.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                               UNITED TRUST, INC.
                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 1998


                                TABLE OF CONTENTS



PART I..................................................................3

   ITEM 1.  BUSINESS....................................................3
   ITEM 2.  PROPERTIES.................................................15
   ITEM 3.  LEGAL PROCEEDINGS..........................................16
   ITEM 4.  SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS........16


PART II................................................................17

   ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
            SHAREHOLDER MATTERS........................................17
   ITEM 6.  SELECTED FINANCIAL DATA....................................18
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS........................19
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................35
   ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE...................................66


PART III...............................................................66

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF UTI...................66
   ITEM 11.  EXECUTIVE COMPENSATION UTI................................68
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT OF UTI.....................................73
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............76


PART IV................................................................79

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K...............................................79

                                     PART I

ITEM 1.  BUSINESS


FORWARD-LOOKING INFORMATION

Any forward-looking statement contained herein or in any other oral or written statement by the company or any of its officers, directors or employees is qualified by the fact that actual results of the company may differ materially from those projected in forward-looking statements. Additional information concerning factors that could cause actual results to differ from those in the forward-looking statements is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."


OVERVIEW

United Trust, Inc. (the "Registrant") was incorporated in 1984, under the laws of the State of Illinois to serve as an insurance holding company. The Registrant and its subsidiaries (the "Company") have only one significant industry segment - insurance. The Company's dominant business is individual life insurance which includes the servicing of existing insurance business in force, the solicitation of new individual life insurance, and the acquisition of other companies in the insurance business.

At December 31, 1998, significant majority-owned subsidiaries and affiliates of the Registrant were as depicted on the following organizational chart:



                              ORGANIZATIONAL CHART
                             AS OF DECEMBER 31, 1998



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

The holding companies within the group, UTI, UII UTG and FCC, are all life insurance holding companies. These companies became members of the same affiliated group through a history of acquisitions in which life insurance companies were involved. The focus of the holding companies is the acquisition of other companies in the insurance business and management of the insurance subsidiaries. The companies have no activities outside the life insurance focus.

The insurance companies of the group, UG, USA, APPL and ABE, all operate in the individual life insurance business. The primary focus of these companies has been the servicing of existing insurance business in force and the solicitation of new insurance business.


HISTORY

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

On June 16, 1992, UTG acquired 67% of the outstanding common stock of the now dissolved Commonwealth Industries Corporation, ("CIC") for a purchase price of $15,567,000. Following the acquisition UTI controlled eleven life insurance subsidiaries. The Company has taken several steps to streamline and simplify the corporate structure following the acquisitions, including dissolution of intermediate holding companies and mergers of several life insurance companies.

On March 25, 1997, the Board of Directors of UTI and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, UTI would be the surviving entity with UTI issuing one share of its stock for each share held by UII shareholders. Neither UTI nor UII had any other significant holdings or business dealings. The Board of Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders. The merger will result in certain cost savings, primarily related to costs associated with maintaining a corporation in good standing in the states in which it transacts business. Additionally, the merger will further simplify the group's holding company system making it easier to understand for outside parties, including current investors, potential investors and lenders. A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur sometime during the second quarter of 1999.

On November 20, 1998, First Southern Funding, LLC., a Kentucky corporation, ("FSF") and affiliates acquired 929,904 shares of common stock of United Trust, Inc., an Illinois corporation, ("UTI") from UTI and certain UTI shareholders. As consideration for the shares, FSF paid UTI $10,999,995 and certain shareholders of UTI $999,990 in cash.

UTI has granted, for nominal consideration, an irrevocable, exclusive option to FSF to purchase up to 1,450,000 shares of UTI common stock for a purchase price in cash equal to $15.00 per share, with such option to expire on July 1, 2001. UTI has also caused three persons designated by FSF to be appointed, as part of the maximum of 11, to the Board of Directors of UTI.

Following the above transactions, and together with shares of UTI acquired in the market, FSF and affiliates own 1,073,577 shares of UTI common stock (43.1%) becoming the largest shareholder of UTI. Through the shares acquired and options owned, FSF can ultimately own over 51% of UTI. Mr. Jesse T. Correll is the majority shareholder of FSF, which is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns a bank that operates out of 14 locations in central Kentucky.

This transaction provides the Company with increased opportunities. The additional capitalization has enabled UTI to significantly reduce its outside debt and has enhanced its ability to make future acquisitions through increased borrowing power and financial strength. Many synergies exist between the Company and First Southern Funding and its affiliates. The potential for cross selling of services to each customer base is currently being explored. Legislation is currently pending that would eliminate many of the barriers currently existing between banks and insurance companies. Such alliances are already being formed within the two industries. Management believes this transaction positions the Company for continued growth and competitiveness into the future as the financial industry changes.


PRODUCTS

The Company's portfolio consists of two universal life insurance products. Universal life insurance is a form of permanent life insurance that is characterized by its flexible premiums, flexible face amounts, and unbundled pricing factors. The primary universal life insurance product is referred to as the "Century 2000". This product was introduced to the marketing force in 1993 and has become the cornerstone of current marketing. This product has a minimum face amount of $25,000 and currently credits 5.5% interest with a guaranteed rate of 4.5% in the first 20 years and 3% in years 21 and greater. The policy values are subject to a $4.50 monthly policy fee, an administrative load and a premium load of 6.5% in all years. The premium and administrative loads are a general expense charge, which is added to a policy's net premium to cover the insurer's cost of doing business. A premium load is assessed upon the receipt of a premium payment. An administrative load is a monthly maintenance charge. The administrative load and surrender charge are based on the issue age, sex and rating class of the policy. A surrender charge is effective for the first 14 policy years. In general, the surrender charge is very high in the early years and then declines to zero at the end of 14 years. Policy loans are available at 7% interest in advance. The policy's accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan.

The second universal life product referred to as the "UL90A", has a minimum face amount of $25,000. The administrative load is based on the issue age, sex and rating class of the policy. Policy fees vary from $1 per month in the first year to $4 per month in the second and third years and $3 per month each year thereafter. The UL90A currently credits 5% interest with a 4.5% guaranteed interest rate. Partial withdrawals, subject to a remaining minimum $500 cash surrender value and a $25 fee, are allowed once a year after the first duration. Policy loans are available at 7% interest in advance. The policy's accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan. Surrender charges are based on a percentage of target premium starting at 120% for years 1-5 then grading downward to zero in year 15. This policy contains a guaranteed interest credit bonus for the long-term policyholder. From years 10 through 20, additional interest bonuses are earned with a total in the twentieth year of 1.375%. The bonus is credited from the policy issue date and is contractually guaranteed.

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

The Company markets other products, none of which is significant to operations. The Company has a variety of policies in force different from those which are currently being marketed. Interest sensitive products including universal life and excess interest whole life ("fixed premium UL") account for 50% of the insurance in force. Approximately 34% of the insurance in force is participating business, which represents policies under which the policyowner shares in the insurance companies statutory divisible surplus. The Company's average persistency rate for its policies in force for 1998 and 1997 has been 89.9% and 89.4%, respectively. The Company does not anticipate any material fluctuations in these rates in the future that may result from competition.

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


MARKETING

The Company markets its products through separate and distinct agency forces. The Company has approximately 45 captive agents who actively write new business, and 15 independent agents who primarily service their existing customers. No individual sales agent accounted for over 10% of the Company's premium volume in 1998. The Company's sales agents do not have the power to bind the Company.

Marketing is based on a referral network of community leaders and shareholders of UII and UTI. Recruiting of sales agents is also based on the same referral network. New sales are marketed by UG and USA through their agency forces using prepared presentation materials and personal computer illustrations when appropriate. Current marketing efforts are primarily focused on the Midwest region.

USA is licensed in Illinois, Indiana and Ohio. During 1998, Ohio accounted for 96% of USA's direct premiums collected.

ABE is licensed in Alabama, Arizona, Illinois, Indiana, Louisiana and Missouri. During 1998, Illinois and Indiana accounted for 45% and 33%, respectively of ABE's direct premiums collected.

APPL is licensed in Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Missouri, Montana, Nebraska, Ohio, Oklahoma, Pennsylvania, Tennessee, Utah, Virginia, West Virginia and Wyoming. During 1998, West Virginia accounted for 96% of APPL's direct premiums collected.

UG is licensed in Alabama, Arizona, Arkansas, Colorado, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin. During 1998, Illinois accounted for 32%, and Ohio accounted for 12% of direct premiums collected. No other state accounted for more than 7% of direct premiums collected in 1998.

In 1998 $35,899,905 of total direct premium was collected by USA, ABE, APPL and UG. Ohio accounted for 32%, Illinois accounted for 21%, and West Virginia accounted for 10% of total direct premiums collected.

New business production has decreased 43% from 1996 to 1997 and 39% from 1997 to 1998. Several factors have had a significant impact on new business production. Over the last two years there has been the possibility of a change in control of UTI. In September of 1996, an agreement was reached effecting a change in control of UTI to an unrelated party. The transaction did not materialize. On November 20, 1998, UTI closed on a transaction with First Southern Funding, LLC in which First Southern became the largest shareholder of UTI. These events, and the uncertainty surrounding each event, have hurt the insurance companies' ability to attract and maintain sales agents. In addition, increased competition for consumer dollars from other financial institutions, product Illustration guideline changes by State Insurance Departments, and a decrease in the total number of insurance sales agents in the industry, have all had an impact, given the relatively small size of the Company.

The Company is currently in a position where it must increase its new business writings or look at measures to reduce costs associated with new business production to a level more in line with the current level of production. In late 1998, A.M. Best Company, a leading insurance industry rating agency, increased its rating assigned to UG, the Company's largest insurance subsidiary, from a C++ to a B. This rating change should aid in the agents selling ability although to what extent is currently unknown.


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

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances. Interest crediting rates for universal life and interest sensitive products range from 4.5% to 5.5% in 1998 and 5.0% to 6.0% in 1997 and 1996.

REINSURANCE

As is customary in the insurance industry, the insurance affiliates cede insurance to other insurance companies under reinsurance agreements. Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk. The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it. However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies. The Company sets a limit on the amount of insurance retained on the life of any one person. The Company will not retain more than $125,000, including accidental death benefits, on any one life. At December 31, 1998, the Company had insurance in force of $3.536 billion of which approximately $924 million was ceded to reinsurers.

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

One of the Company's insurance subsidiaries (UG) entered into a coinsurance agreement with First International Life Insurance Company ("FILIC") as of
September 30, 1996. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to non-premium paying life insurance policies. A.M. Best assigned FILIC a Financial Performance Rating (FPR) of 7 (Strong) on a scale of 1 to 9. A.M. Best assigned a Best's Rating of A++ (Superior) to The Guardian Life Insurance Company of America ("Guardian"), parent of FILIC, based on the consolidated financial condition and operating performance of the company and its life/health subsidiaries. During 1997, FILIC changed its name to Park Avenue Life Insurance Company ("PALIC"). The agreement with PALIC accounts for approximately 65% of the reinsurance receivables as of December 31, 1998.

The Company does not have any short-duration reinsurance contracts. The effect of the Company's long-duration reinsurance contracts on premiums earned in 1998, 1997 and 1996 was as follows:

                                      Shown in thousands
                    --------------------------------------------------------
                         1998                1997                1996
                       Premiums            Premiums            Premiums
                        Earned              Earned              Earned
                    ----------------    ----------------    ----------------
Direct          $            30,919 $            33,374 $            35,891
Assumed                          20                   0                   0
Ceded                        (4,543)             (4,735)             (4,947)
                    ----------------    ----------------    ----------------
Net premiums    $            26,396 $            28,639 $            30,944
                    ================    ================    ================


INVESTMENTS

Investment income represents a significant portion of the Company's total income. Investments are subject to applicable state insurance laws and regulations, which limit the concentration of investments in any one category or class and further limit the investment in any one issuer. Generally, these limitations are imposed as a percentage of statutory assets or percentage of statutory capital and surplus of each company.

The following table reflects net investment income by type of investment.


                                                                               December 31,
                                                        ----------------------------------------------------------
                                                               1998               1997               1996
                                                          ---------------    ----------------   ----------------
Fixed maturities and fixed maturities
held for sale                                         $       11,981,660 $       12,677,348  $      13,326,312
Equity securities                                                 92,196             87,211             88,661
Mortgage loans                                                   859,543            802,123          1,047,461
Real estate                                                      842,724            745,502            794,844
Policy loans                                                     984,761            976,064          1,121,538
Other long-term investments                                       62,477             64,232             89,321
Short-term investments                                            29,907             70,624             17,664
Cash                                                           1,235,888            632,254            605,549
                                                          ---------------    ----------------   ----------------
Total consolidated investment income                          16,089,156         16,055,358         17,091,350
Investment expenses                                           (1,046,869)        (1,198,061)        (1,222,903)
                                                          ---------------    ----------------   ----------------
Consolidated net investment income                    $       15,042,287 $       14,857,297  $      15,868,447
                                                          ===============    ================   ================

At December 31, 1998, the Company had a total of $4,187,000 of investments, comprised of $3,152,000 in real estate, $968,000 in equity securities and $66,000 in other invested assets, which did not produce income during 1998.

The following table summarizes the Company's fixed maturities distribution at December 31, 1998 and 1997 by ratings category as issued by Standard and Poor's, a leading ratings analyst.


                   Fixed Maturities
Rating                             % of Portfolio
                                ----------------------
                                  1998        1997
                                ----------  ----------
Investment Grade
AAA                                 38%         31%
AA                                  18%         14%
A                                   36%         46%
BBB                                  7%          9%
Below investment grade               1%          0%
                                ----------  ----------
                                   100%        100%
                                ==========  ==========


The following table summarizes the Company's fixed maturities and fixed maturities held for sale by major classification.

                                                                       Carrying Value
                                                      -------------------------------------------------
                                                                 1998                      1997
                                                          --------------------      --------------------
U.S. government and government agencies                $           39,685,041   $            29,701,879
States, municipalities and political subdivisions                  23,919,754                22,814,301
Collateralized mortgage obligations                                 9,406,895                11,093,926
Public utilities                                                   41,724,208                48,064,818
Corporate                                                          62,515,762                70,964,039
                                                          --------------------      --------------------
                                                       $          175,746,254   $           182,638,963
                                                          ====================      ====================

The following table shows the composition and average maturity of the Company's investment portfolio at December 31, 1998.

                                    Carrying         Average            Average
Investments                          Value          Maturity             Yield
-----------                          -----          --------             -----

Fixed maturities and fixed
maturities held for sale          $175,746,254    4 years               6.69%
Equity securities                    2,087,416    not applicable        3.62%
Mortgage loans                      10,941,614    10 years              8.42%
Real estate                         10,529,183    not applicable        7.66%
Policy loans                        14,134,041    not applicable        6.95%
Other long-term investments            906,278    5 years               7.16%
Short-term investments               1,062,796    190 days              5.57%
Cash and cash equivalents           26,378,463    on demand             5.82%
                                  ------------
Total Investments and cash        $241,786,045                          6.69%
                                   ===========

At December 31, 1998, fixed maturities and fixed maturities held for sale have a combined market value of $181,390,785. Fixed maturities are carried at amortized cost. Management has the ability and intent to hold these securities until maturity. Fixed maturities held for sale are carried at market.

The Company holds $1,062,796 in short-term investments. Management monitors its investment maturities and in their opinion is sufficient to meet the Company's cash requirements. Fixed maturities of $18,431,309 mature in one year and $82,995,251 mature in two to five years.

The Company holds $10,941,614 in mortgage loans which represents 3% of the total assets. All mortgage loans are first position loans. Before a new loan is issued, the applicant is subject to certain criteria set forth by Company management to ensure quality control. These criteria include, but are not limited to, a credit report, personal financial information such as outstanding debt, sources of income, and personal equity. Loans issued are limited to no more than 80% of the appraised value of the property and must be first position against the collateral.

The Company has no mortgage loans which are in default and in the process of foreclosure. The Company has one loan of $42,116 which is under a repayment plan. Letters are sent to each mortgagee when the loan becomes 30 days or more delinquent. Loans 90 days or more delinquent are placed on a non-performing status and classified as delinquent loans. Reserves for loan losses are established based on management's analysis of the loan balances compared to the expected realizable value should foreclosure take place. Loans are placed on a non-accrual status based on a quarterly analysis of the likelihood of repayment. All delinquent and troubled loans held by the Company are loans which were held in portfolios by acquired companies at the time of acquisition. Management believes the current internal controls surrounding the mortgage loan selection process provide a quality portfolio with minimal risk of foreclosure and/or negative financial impact.

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

A mortgage loan reserve is established and adjusted based on management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.

In addition, the Company also makes sure that current and adequate insurance on the properties are being maintained. The Company requires proof of insurance on each loan and further requires to be shown as a lienholder on the policy so that any change in coverage status is reported to the Company. Proof of payment of real estate taxes is another monitoring technique utilized by the Company. Management believes a change in insurance status or non-payments of real estate taxes are indicators that a loan is potentially troubled. Correspondence with the mortgagee is performed to determine the reasons for either of these events occurring.

The following table shows a distribution of mortgage loans by type.


Mortgage Loans             Amount          % of Total
---------------------  ----------------   -------------
FHA/VA               $         424,229             4%
Commercial                   4,572,395            42%
Residential                  5,944,990            54%


The following table shows a geographic distribution of the mortgage loan portfolio and investment real estate and real estate acquired in satisfaction of debt.


                         Mortgage             Real
                           Loans             Estate
                        ------------        ----------
Illinois                       22%               62%
Kansas                          7%                0%
Louisiana                      24%               15%
Mississippi                     0%               20%
Missouri                        2%                1%
New Mexico                      2%                0%
North Carolina                  6%                0%
Oklahoma                        4%                0%
Virginia                        3%                0%
West Virginia                  28%                2%
Other                           2%                0%
                        ------------        ----------
Total                         100%              100%
                        ============        ==========

The following table summarizes delinquent mortgage loan holdings.

Delinquent
90 days or More                                1998               1997               1996
-----------------------------------        -------------      -------------      -------------
Non-accrual status                    $             0     $            0     $            0
Other                                         278,000            203,000            282,000
Reserve on delinquent
loans                                         (30,000)           (10,000)           (10,000)
                                           -------------      -------------      -------------
Total Delinquent                      $       248,000     $      193,000     $      272,000
                                           =============      =============      =============
Interest income past due
(Delinquent loans)                    $         9,000     $        5,000     $        9,000
                                           =============      =============      =============

In Process of Restructuring           $             0     $            0     $            0
Restructuring on other
than market terms                                   0                  0                  0
Other potential problem
loans                                               0                  0                  0
                                           -------------      -------------      -------------
Total Problem Loans                   $             0     $            0     $            0
                                           =============      =============      =============
Interest income foregone
(Restructured loans)                  $             0     $            0     $            0
                                           =============      =============      =============


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

The insurance regulatory framework continues to be scrutinized by various states, the federal government and the National Association of Insurance Commissioners ("NAIC"). The NAIC is an association whose membership consists of the insurance commissioners or their designees of the various states. The NAIC has no direct regulatory authority over insurance companies. However, its primary purpose is to provide a more consistent method of regulation and reporting from state to state. This is accomplished through the issuance of model regulations, which can be adopted by individual states unmodified, modified to meet the state's own needs or requirements, or dismissed entirely.

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

At year-end 1998, the insurance companies had one ratio outside the normal range. The ratio is related to the decrease in premium income. The ratio fell outside the normal range the last three years. A primary cause for the decrease in premium revenues is related to the potential change in control of UTI over the last two years to two different parties. During September of 1996, it was announced that control of UTI would pass to an unrelated party, but the transaction did not materialize. In February 1998, an announcement was made regarding negotiations with a different unrelated party, First Southern Funding LLC, for the change in control of UTI. In November 1998, the change in control with this second party was completed. Please refer to the Notes to the Consolidated Financial Statements for additional information. The possible changes and resulting uncertainties have hurt the insurance companies' ability to recruit and maintain sales agents. The industry has experienced a downward trend in the total number of agents who sell insurance products, and competition for the top sales producers has intensified.

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

                                        Ratio of Total Adjusted Capital to
                                         Authorized Control Level RBC
              Regulatory Event              (Less Than or Equal to)
              ----------------              -----------------------

     Company action level                                  2*
     Regulatory action level                               1.5
     Authorized control level                              1
     Mandatory control level                               0.7

     * Or, 2.5 with negative trend.

At December 31, 1998, each of the insurance subsidiaries has a Ratio that is in excess of 4, which is 400% of the authorized control level; accordingly, the insurance subsidiaries meet the RBC requirements.

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

The Clinton Administration has recently proposed tax changes that would affect the insurance industry. One proposal is to require recapture of untaxed profits on policyholder surplus accounts. Between 1959 and 1983, stock life insurance companies deferred tax on a portion of their profits. These untaxed profits were added to a policyholders surplus account ("PSA"). In 1984, Congress precluded life insurance companies from continuing to defer taxes on any future profits. The Clinton Administration argues that there is no continuing justification for permitting stock life insurance companies to defer tax on profits that were earned between 1959 and 1983. Accordingly, the stock life companies would be required to include in their gross income over ten years their PSA balances. The second proposal modifies rules for capitalizing policy acquisition costs on the grounds that life insurance companies generally only capitalize a fraction of their actual policy acquisition costs. This modification would increase the current capitalization percentages. Either of these changes would be onerous to the Company and to the insurance industry as a whole. The outcome and timing of these proposals cannot be anticipated at this time

The NAIC adopted the Life Illustration Model Regulation. Many states have adopted the regulation effective January 1, 1997. This regulation requires products which contain non-guaranteed elements, such as universal life and interest sensitive life, to comply with certain actuarially established tests. These tests are intended to target future performance and profitability of a product under various scenarios. The regulation does not prevent a company from selling a product that does not meet the various tests. The only implication is the way in which the product is marketed to the consumer. A product that does not pass the tests uses guaranteed assumptions rather than current assumptions in presenting future product performance to the consumer. The Company conducts an ongoing thorough review of its sales and marketing process and continues to emphasize its compliance efforts.

A task force of the NAIC is currently undertaking a project to codify a comprehensive set of statutory insurance accounting rules and regulations. Project results were recently approved by the NAIC with an implementation date of January 1, 2001. Individual states in which the Company does business must implement these new rules for them to become effective. Specific recommendations have been set forth in papers issued by the NAIC. The NAIC continues to modify and amend these papers. The Company is monitoring the process, and is not aware of any new requirements that would result in a material financial impact on the Company's financial position or results of operations. The Company will continue to monitor this issue as changes and new proposals are made.

EMPLOYEES

There are approximately 90 persons who are employed by the Company and its affiliates.


ITEM 2.  PROPERTIES

The  following   table  shows  a  breakout  of  property,   net  of  accumulated
depreciation, owned and occupied by the Company and the distribution of real estate by type.

     Property owned                 Amount               % of Total
     --------------              -----------             ----------
     Home Office                 $ 2,667,325                 20%

     Investment real estate
     ----------------------
     Commercial                  $ 4,571,312                 35%
     Residential development     $ 4,407,871                 33%
     Foreclosed real estate      $ 1,550,000                 12%
                                 -----------                 ---
                                 $10,529,183                 80%
                                 -----------

     Grand total                 $13,196,508                100%
                                 ===========                ====

Total investment real estate holdings represent approximately 3% of the total assets of the Company net of accumulated depreciation of $685,526 and $539,366 at year-end 1998 and 1997 respectively. The Company owns an office complex in Springfield, Illinois, which houses the primary insurance operations. The office buildings contain 57,000 square feet of office and warehouse space. The properties are carried at $2,522,898. In addition, an insurance subsidiary owns a home office building in Huntington, West Virginia. The building has 15,000 square feet and is carried at $144,427. The facilities occupied by the Company are adequate relative to the Company's present operations.

Commercial properties are leased to various unaffiliated companies and organizations. Residential development property is primarily located in Springfield, Illinois, and entails several developments, each targeted for a different segment of the population. These targets include a development primarily for the first time home buyer, an upscale development for existing homeowners looking for a larger home, and duplex condominiums for those who desire maintenance free exteriors and surroundings. The Company's primary focus is on the development and sale of lots, with an occasional home construction to help stimulate interest.

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


ITEM 4.  SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

On June 18, 1990, UTI became a member of NASDAQ. Quotations began on that date under the symbol UTIN. The following table shows the high and low bid quotations for each quarterly period during the past two years, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                          BID
                                                          ---
                       PERIOD                  LOW              HIGH
                       ------                  ---              ----

                       1998
                       First quarter          8.000            10.000
                       Second quarter         8.625            10.375
                       Third quarter          6.500             8.875
                       Fourth quarter         6.500             8.125


                                                          BID
                                                          ---
                       PERIOD                  LOW              HIGH
                       ------                  ---              ----

                       1997
                       First quarter          3.750             5.625
                       Second quarter         4.625             5.250
                       Third quarter          9.250             9.500
                       Fourth quarter         8.000             8.000


Current Market Makers are:

Knight Securities L.P.                              J.J.B. Hilliard, W.L. Lyons
800-222-4910                                                       800-627-3557

Fox-Pitt, Kelton, Inc.
800-367-5528

The Company has no current plans to pay dividends on its common stock and intends to retain all earnings for investment in and growth of the Company's business. The payment of future dividends, if any, will be determined by the Board of Directors in light of existing conditions, including the Company's earnings, financial condition, business conditions and other factors deemed relevant by the Board of Directors. See Note 2 in the accompanying consolidated financial statements for information regarding dividend restrictions.

Number of Common Shareholders as of March 11, 1999 is 5,166.

ITEM 6.  SELECTED FINANCIAL DATA

                                                FINANCIAL HIGHLIGHTS
                                       (000's omitted, except per share data)
                                     1998           1997             1996           1995             1994
                                -------------    -----------     -----------    ------------     ------------
Premium income
  net of reinsurance         $       26,396   $     28,639   $      30,944   $      33,099   $       35,145
Total revenues               $       40,885   $     43,992   $      46,976   $      49,869   $       49,207
Net loss*                    $         (679)  $       (559)  $        (938)  $      (3,001)  $       (1,624)
Net loss per share           $        (0.39)  $      (0.32)  $       (0.50)  $      (1.61)   $        (0.90)
Total assets                 $      343,824   $    349,300   $     355,474   $     356,305   $      360,258
Total long-term debt         $        9,529   $     21,460   $      19,574   $      21,447   $       22,053
Dividends paid per share               NONE           NONE            NONE            NONE             NONE

* Includes equity earnings of investees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report. The Company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of UTI and its subsidiaries at December 31, 1998.

Cautionary Statement Regarding Forward-Looking Statements
---------------------------------------------------------

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


Results of Operations

1998 Compared to 1997

(a)  Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased 8% when comparing 1998 to 1997. The Company currently writes little new traditional business, consequently, traditional premiums will decrease as the amount of traditional business in-force decreases. Collected premiums on universal life and interest sensitive products is not reflected in premiums and policy revenues because Generally Accepted Accounting Principles ("GAAP") requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless the Company acquires a block of in-force business or marketing changes its focus to traditional business, premium revenue will continue to decline at a rate consistent with prior experience.

Another cause for the decrease in premium revenues is related to the uncertainties regarding the pending change in control of UTI over the last two years to two different parties. During September of 1996, it was announced that control of UTI would pass to an unrelated party, but the change in control did not materialize. In February 1998, an announcement was made regarding negotiations with a different unrelated party, First Southern Funding LLC, for the change in control of UTI. In November 1998, the change in control with this second party was completed. Please refer to the Notes to the Consolidated
Financial Statements for additional information. The possible changes and resulting uncertainties have hurt the insurance companies' ability to recruit and maintain sales agents. Although the transaction has resulted in some short term negative impacts, management believes the long term potential to be gained from the increased capitalization and alliance with a banking group will result in a stronger and more competitive position in the future.

New business production decreased significantly over the last two years. New business production decreased 39% or approximately $2,063,000 when comparing 1998 to 1997. In recent years, the insurance industry as a whole has experienced a decline in the total number of agents who sell insurance products, therefore competition has intensified for top producing sales agents. The relatively small size of our companies, and the resulting limitations, have made it challenging to compete in this area. The Company is currently in a position where it must increase its new business writings or look at measures to reduce costs associated with new business production to a level more in line with the current level of production. In late 1998, A.M. Best Company, a leading insurance industry rating agency, increased its rating assigned to UG, the Company's largest insurance subsidiary, from a C++ to a B. This rating change should aid in the agents selling ability although to what extent is currently unknown.

A  positive  impact  on  premium  income  is  the  improvement  of  persistency.
Persistency is a measure of insurance in force retained in relation to the previous year. The Companies' average persistency rate for all policies in force for 1998 and 1997 has been approximately 89.9% and 89.4%, respectively.

At the March 1998 Board of Directors meeting, the UG and USA Boards approved a permanent premium reduction on certain of its participating products in force commonly referred to as the initial contract and the presidents plan. The premium reduction was generally 20% with 35% used on initial contract plans of UG with original issue ages less than 56 years old. The dividends were also reduced, and the net effect to the policyholder was a slightly lower net premium. This change becomes effective with the 1999 policy anniversary and is expected to result in a $2,000,000 decline in premiums and a comparable reduction in dividends to policyholders in 1999 as compared to 1998. This action was taken by the Boards to ensure these policyholders will be protected in future periods from potential dividend reductions at least to the extent of the permanent premium reduction amount. By reducing the required premium payment, it makes replacement activity by other insurance companies more difficult as ongoing premium payments are compared from the current policy to a potential replacement policy.

Net investment income increased 1% when comparing 1998 to 1997. The increase in investment income is the result of a combination of factors. The Company changed banks during 1997, which provided an improvement in yield on cash balances. In late 1998, the Company again transferred most of its cash balances to another bank, First Southern National Bank, an affiliate of First Southern Funding, LLC. This transfer resulted in an increase in earning rates on cash balances of approximately one quarter of one percent (.25%) over those previously received. During 1998, the Company directed a greater percentage of its investing activity to mortgage loans. These new loans provide an investment yield approximately 3% higher or $110,000 more than can be obtained from quality fixed maturities currently available. During September and October of 1998, the national prime rate declined three quarters of one percent (.75%). This decline reduced yields on investments available in the marketplace in which the Company invests, primarily fixed maturities. The decline had a more immediate impact on the earnings rates of the Company's cash and cash equivalents balances.

The overall investment yields for 1998, 1997 and 1996, are 6.69%, 6.71% and 6.87%, respectively. Cash generated from the sales of universal life insurance products, has been invested primarily in our fixed maturity portfolio.

The Company's investments are generally managed to match related insurance and policyholder liabilities. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, which currently is the Company's primary sales product. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads. It is expected that monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on the insurance policies the Company currently has in force and will write in the future. At the September 1998 Board of Directors meeting, the Board lowered crediting rates one half percent on all products crediting 5.5% or more. This adjustment was in response to continued declines in interest rates in the market place. The change affected approximately $60,000,000 of policy reserves and will result in interest crediting reductions of $300,000 per year. Policy interest crediting rate changes become effective on an individual policy basis on the next policy anniversary. Therefore, it will take a full year from the time the change is determined for the full impact of such change to be realized.

Realized investment losses were $1,119,000 and $279,000 in 1998 and 1997, respectively. Approximately $440,000 of realized losses in 1998 is due to the sale of real estate. During 1998 the Company re-evaluated its real estate holdings, especially those properties acquired through acquisitions of other companies and mortgage loan foreclosures, and determined it would be in the long term interest of the Company to dispose of certain of these parcels. Parcels targeted for sale were generally non-income or low income producing and located in parts of the country where management has little other reason to travel to. The disposal of these properties will free up management time to focus on the properties that have a more viable long-term benefit to the Company. The

Company reduced its non-income producing investments $1,610,000 during 1998, as a result of these actions. The Company incurred losses of $339,000 on the foreclosure of three mortgage loans during the second quarter of 1998. The foreclosed properties were sold before the end of 1998. As a result of these foreclosures, management reassessed its remaining mortgage loan portfolio and determined an allowance of $70,000 was appropriate to cover potential future losses in the portfolio. The Company realized a loss of $88,000 on the investment in John Alden Financial Corporation common stock. Under the terms of an acquisition agreement beween Fortis, Inc. and John Alden all outstanding common shares of John Alden were acquired. The Company had other gains and losses during the period that comprised the remaining amount reported but were immaterial on an individual basis.

(b)  Expenses

Life benefits, net of reinsurance benefits and claims, decreased 5% in 1998 as compared to 1997. The most significant influence on the decrease in life benefits was from a decline of $1,036,000 in death benefit claims. There was no specific incident or event in 1998 or 1997 that caused this to occur. At the September 1998 Board of Directors meeting, the Board lowered crediting rates one half percent on all products crediting 5.5% or more. This adjustment was in response to continued declines in interest rates in the market place. The change affected approximately $60,000,000 of policy reserves and will result in interest crediting reductions of $300,000 per year. This change had little effect on the 1998 results, but will influence future periods. Policy interest crediting rate changes become effective on an individual policy basis on the next policy anniversary. Therefore, it will take a full year from the time the change is determined for the full impact of such change to be realized.

Commissions and amortization of deferred policy acquisition costs increased 78% in 1998 compared to 1997. At year-end 1998, the Company recorded an impairment write off of deferred policy acquisition costs of $2,983,000. The impairment was the result of the actuarial analysis of the recoverability of the asset based on current trends and known events compared to assumptions used in the establishment of the original asset. The recent decline in interest rates in the marketplace combined with lower than expected new policy writings leaving the Company with greater per policy costs as a result of fixed costs being spread over fewer policies caused the impairment. Exclusive of the impairment write down, commissions and amortization of deferred policy acquisition costs were comparable to 1997 results. The write down will result in lower amortizations in future periods, as there is now a smaller asset to amortize.

Amortization of cost of insurance acquired decreased 7% in 1998 compared to 1997. Cost of insurance acquired is established when an insurance company is acquired. The Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition. The cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies. Cost of insurance acquired is comprised of individual life insurance products including whole life, interest sensitive whole life and universal life insurance products. Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates utilized in the amortization calculation are 9% on approximately 25% of the balance and 15% on the remaining balance. The interest rates vary due to risk analysis performed at the time of acquisition on the business acquired. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised. The Company did not have any charge-offs during the periods covered by this report. Amortization of cost of insurance acquired is particularly sensitive to changes in persistency of certain blocks of insurance in-force. The improvement of persistency during the year had a positive impact on amortization of cost of insurance acquired. Persistency is a measure of insurance in force retained in relation to the previous year. The Company's average persistency rate for all policies in force for 1998 and 1997 has been approximately 89.9% and 89.4%, respectively. Persistency has shown a steady improvement over the past several years.

Operating expenses increased 16% in 1998 compared to 1997. Included in operating expenses in 1998 is $2,534,317 from the release of discounts associated with the Company's notes payable. The Company's subordinated debt was issued at rates considered favorable to the Company at time of issue, therefore the notes were discounted to reflect an effective interest rate of 15%. With the payment of part of this debt in November 1998, the unamortized discount was written off. Management's plan to repay the remaining debt in a much shorter period of time from required repayment resulted in the determination to write off the entire remaining note discount. See information contained below in interest expense analysis for further details regarding debt retirement. Excluding the note discount write off, operating expenses decreased 12% attributable primarily to reduced salary and employee benefit costs in 1998, as a result of natural attrition.

Interest expense increased 21% in 1998 compared to 1997. Included in interest expense in 1998, is the write off of unamortized note discounts of $341,852 from the early retirement of debt in November 1998. At December 31, 1998, there were no unamortized note discounts remaining on the balance sheet. In November 1998, UTI received approximately $11,000,000 from the issuance of common stock to First Southern Funding and its affiliates. These funds were used to retire outside debt. Additionally, with the new capital and expectations of future growth, management has formulated a plan to repay the remaining outside debt within the next two years. At December 31, 1998, UTI had $9,529,138 in notes payable. On March 1, 1999, First Southern acquired the $2,560,000 of UTI convertible debt outstanding from the seven officers and employees who previously held the notes. Pursuant to the terms of an agreement with First Southern, this debt will be converted to equity by July 31, 2000. UII, an equity investee of UTI, holds notes receivable from UTI and its subsidiaries of $1,364,100. Upon the merger of UTI and UII, these notes would be eliminated in consolidation. UII has $902,300 of outside debt which would be assumed by UTI in a merger. This means there would be $6,507,338 of outside debt remaining to be repaid. The Company believes this can be accomplished in the next two years through dividends from the subsidiaries, namely dividends to FCC from UG and from expected operating cashflows.

The provision for income taxes reflected a significant change from the same period one year ago. This is the result of changes in the deferred tax liability. Deferred taxes are established to recognize future tax effects attributable to temporary differences between the financial statements and the tax return. As these differences are realized in the financial statement or tax return, the deferred income tax established on the difference is recognized in the financial statements as an income tax expense or credit. During 1997, the insurance subsidiaries incurred a loss on their federal income tax return that was carried forward to future periods. A tax benefit was not incurred in the financial statements as a corresponding allowance was established against the deferred tax asset attributable to the tax loss carryforward. In 1998, the insurance company subsidiaries incurred taxable income for federal income tax purposes which was offset through utilization of federal tax loss carryforwards. Since these carryforwards had an allowance established against them for deferred tax purposes, no corresponding expense was incurred in the financial statements. Additionally, the Company incurred deferred tax credits of $2,050,709 from the deferred policy acquisition costs impairment and the notes payable discounts write offs.

(c)  Net loss

The Company had a net loss of $679,000 in 1998 compared to a net loss of $559,000 in 1997. During 1998, the deferred policy acquisition costs impairment resulted in a net loss of $1,117,000 and the notes discount write offs resulted in a net loss of $1,077,000. Exclusive of these two events, the Company would have reported net income of $1,515,000. Lower death benefit claims and reduced operating expenses from 1997 results provided improvements to the 1998 results.


1997 Compared to 1996
---------------------

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

Another cause for the decrease in premium revenues is related to the potential change in control of UTI over the last two years to two different parties. During September of 1996, it was announced that control of UTI would pass to an unrelated party, but the change in control did not materialize. In February 1998, an announcement was made regarding negotiations with a different unrelated party, First Southern Funding LLC, for the change in control of UTI. In November 1998, the change in control with this second party was completed. Please refer to the Notes to the Consolidated Financial Statements for additional information. The possible changes and resulting uncertainties have hurt the insurance companies' ability to recruit and maintain sales agents.

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

The overall investment yields for 1997, 1996 and 1995, are 6.71%, 6.87% and 6.08%, respectively. Since 1995, investment yield improved due to the fixed maturity investments. Cash generated from the sales of universal life insurance products, has been invested primarily in our fixed maturity portfolio.

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

Realized investment losses were $279,000 and $988,000 in 1997 and 1996, respectively. Approximately $522,000 of realized losses in 1996 are due to the charge-off of two specific investments. The Company realized a loss of $207,000 from a single loan and $315,000 from an investment in First Fidelity Mortgage Company ("FFMC"). The charge-off of the loan represented the entire loan balance at the time of the charge-off. Additionally, the Company sold two foreclosed real estate properties that resulted in approximately $357,000 in realized losses in 1996. The Company had other gains and losses during the period that comprised the remaining amount reported but were immaterial on an individual basis.

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

Commissions and amortization of deferred policy acquisition costs decreased 14% in 1997 compared to 1996. The decrease is due primarily to a reduction in commissions paid. Commissions decreased 19% in 1997 compared to 1996. The decrease in commissions was due to the decline in new business production. There is a direct relationship between premium revenues and commission expense. First year premium production decreased 43% and first year commissions decreased 33% when comparing 1997 to 1996. Amortization of deferred policy acquisition costs decreased 6% in 1997 compared to 1996. Management would expect commissions and amortization of deferred policy acquisition costs to decrease in the future if premium revenues continue to decline.

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

Operating expenses decreased 23% in 1997 compared to 1996. Approximately one-half of the decrease in operating expenses is related to the settlement of certain litigation in December of 1996 regarding non-standard policies. Included in this decrease were legal fees and payments to the litigants to settle the issue. In 1992, as part of the acquisition of Commonwealth Industries Corporation, an agreement was entered into between John Cantrell and FCC for future payments to be made by FCC. A liability was established at the date of the agreement. Upon the death of Mr. Cantrell in late 1997, obligations under this agreement transferred to Mr. Cantrell's wife at a reduced amount. This resulted in a reduction of approximately $600,000 of the liability held for future payments under the agreement. In addition, 1997 Consulting fees, primarily in the area of actuarial services were reduced approximately $400,000 as the Company was able to hire an actuary, on a part-time basis, at a cost less than fees paid in the previous year to consulting actuaries. The remaining reduction in operating expenses is attributable to reduced salary and employee benefit costs in 1997, as a result of natural attrition.

Interest expense increased 5% in 1997 compared to 1996. Since December 31, 1996, notes payable increased approximately $1,886,000. Average outstanding indebtedness was $20,517,000 with an average cost of 8.9% in 1997 compared to average outstanding indebtedness of $20,510,000 with an average cost of 8.5% in 1996. The increase in outstanding indebtedness was due to the issuance of convertible notes to seven individuals, all officers or employees of UTI. In March 1997, the base interest rate for most of the notes payable increased a quarter of a point. The base rate is defined as the floating daily, variable rate of interest determined and announced by National City Bank. Please refer to
Note 12 "Notes Payable" in the Consolidated Notes to the Financial Statements for more information.

(c)  Net loss

The Company had a net loss of $559,000 in 1997 compared to a net loss of $938,000 in 1996. The improvement is directly related to the decrease in life benefits and operating expenses primarily associated with the 1996 settlement and other related costs of the non-standard life insurance policies.

Financial Condition
-------------------

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

The liabilities are predominantly long-term in nature and therefore, the Company invests in long-term fixed maturity investments that are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or "junk bonds". As of December 31, 1998, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities it may sell and classified them as "investments held for sale". Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.

The following table summarizes the Company's fixed maturities distribution at December 31, 1998 and 1997 by ratings category as issued by Standard and Poor's, a leading ratings analyst.



                  Fixed Maturities
                  ----------------
      Rating                       % of Portfolio
      ------                       --------------
                                    1998        1997
                                ----------  ----------
Investment Grade
   AAA                              38%         31%
   AA                               18%         14%
   A                                36%         46%
   BBB                               7%          9%
Below investment grade               1%          0%
                                ----------  ----------
                                   100%        100%
                                ==========  ==========

Mortgage loans increased 16% in 1998 as compared to 1997. During 1998, the Company issued approximately $3,667,000 in new loans. In recent history, the Company did not actively seek new mortgage loans. With the decline in interest rates in the market place and an affiliation with a banking group, First
Southern, the Company determined the mortgage loan market was a strong alternative to the much lower yielding fixed maturities available in the marketplace. All mortgage loans held by the Company are first position loans. The Company has $248,000 in mortgage loans, net of a $30,000 reserve allowance, which are in default and in the process of foreclosure, this represents approximately 2% of the total portfolio.

Investment real estate and real estate acquired in satisfaction of debt decreased 8% in 1998 compared to 1997. During 1998 the Company re-evaluated its real estate holdings, especially those properties acquired through acquisitions of other companies and mortgage loan foreclosures, and determined it would be in the long term interest of the Company to dispose of certain of these parcels. Parcels targeted for sale were generally non-income or low income producing and located in parts of the country where management has little other reason to travel to. The disposal of these properties will free up management time to focus on the properties that have a more viable long-term benefit to the Company. Investment real estate holdings represent approximately 3% of the total assets of the Company. Total investment real estate is separated into three categories: Commercial 43%, Residential Development 42% and Foreclosed Properties 15%.

Policy loans decreased 1% in 1998 compared to 1997. Industry experience for policy loans indicates few policy loans are ever repaid by the policyholder other than through termination of the policy. Policy loans are systematically reviewed to ensure that no individual policy loan exceeds the underlying cash value of the policy. Policy loans will generally increase due to new loans and interest compounding on existing policy loans.

Deferred policy acquisition costs decreased 40% in 1998 compared to 1997. Deferred policy acquisition costs, which vary with, and are primarily related to producing new business, are referred to as ("DAC"). DAC consists primarily of commissions and certain costs of policy issuance and underwriting, net of fees charged to the policy in excess of ultimate fees charged. To the extent these costs are recoverable from future profits, the Company defers these costs and amortizes them with interest in relation to the present value of expected gross profits from the contracts, discounted using the interest rate credited by the policy. The Company had $892,000 in policy acquisition costs deferred, $397,000 in interest accretion and $2,582,000 in amortization in 1998. At year end 1998, the Company recorded an impairment write off of deferred policy acquisition costs of $2,983,000. The impairment was the result of the actuarial analysis of the recoverability of the asset based on current trends and known events compared to assumptions used in the establishment of the original asset. The recent decline in interest rates in the marketplace combined with lower than expected new policy writings leaving the Company with greater per policy costs as a result of fixed costs being spread over fewer policies caused the impairment.

Cost of insurance acquired decreased 5% in 1998 compared to 1997. At December 31, 1998, cost of insurance acquired was $39,308,000 and amortization totaled $2,215,000 for the year. When an insurance company is acquired, the Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition. The cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies. Cost of Insurance Acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits.

(b)  Liabilities

Total liabilities decreased 5% in 1998 compared to 1997. Policy liabilities and accruals, which represents most of total liabilities remained relatively unchanged from the prior year. The significant changes in total liabilities were from deferred income taxes and notes payable.

Income taxes payable and deferred income taxes payable decreased 33% in 1998 compared to 1997. Deferred taxes are established to recognize future tax effects attributable to temporary differences between the financial statements and the tax return. As these differences are realized in the financial statement or tax return, the deferred income tax established on the difference is recognized in the financial statements as an income tax expense or credit. The Company released deferred taxes of $2,050,709 from the deferred policy acquisition costs impairment and the notes payable discounts write offs. Federal income taxes are discussed in more detail in Note 3 of the Consolidated Notes to the Financial Statements.

Notes payable decreased 56% in 1998 compared to 1997. In November 1998, UTI received approximately $11,000,000 from the issuance of common stock to First Southern Funding and its affiliates. These funds were used to retire outside debt. Additionally, with the new capital and expectations of future growth, management has formulated a plan to repay the remaining outside debt within the next two years. At December 31, 1998, UTI had $9,529,138 in notes payable. On March 1, 1999, First Southern acquired the $2,560,000 of UTI convertible debt outstanding from the seven officers and employees who previously held the notes. Pursuant to the terms of an agreement with First Southern, this debt will be converted to equity by July 31, 2000. UII, an equity investee of UTI, holds notes receivable from UTI and its subsidiaries of $1,364,100. Upon the merger of UTI and UII, these notes would be eliminated in consolidation. UII has $902,300 of outside debt which would be assumed by UTI in a merger. This means there would be $6,507,338 of debt remaining to be repaid. The Company believes this can be accomplished in the next two years through dividends from the subsidiaries, namely dividends to FCC from UG and from expected operating cashflows. The Company's long-term debt is discussed in more detail in Note 11 of the Notes to the Financial Statements.

(c)  Shareholders' Equity

Total shareholders' equity increased 65% in 1998 compared to 1997. The increase is attributable to the Company's issuance of common stock to First Southern Funding LLC.

On November 20, 1998, First Southern Funding, LLC., a Kentucky corporation, ("FSF") and affiliates acquired 929,904 shares of common stock of United Trust, Inc., an Illinois corporation, ("UTI") from UTI and certain UTI shareholders. As consideration for the shares, FSF paid UTI $10,999,995 and certain shareholders of UTI $999,990 in cash. FSF and affiliates employed working capital to make these purchases of common stock, including funds on hand and amounts drawn under existing lines of credit with Star Bank, NA. FSF borrowed $7,082,878 and First Southern Bancorp, Inc., an affiliate of FSF, borrowed $495,775 in making the purchases. FSF and affiliates expect to repay the borrowings through the sale of assets they currently own.

Details of the transaction can be outlined as follows: FSF acquired 389,715 shares of UTI common stock at $10.00 per share. These shares represented stock acquired during 1997 by UTI in private transactions. Additionally, FSF acquired 473,523 shares of authorized but unissued common stock at $15.00 per share. FSF acquired 66,666 shares of common stock from UTI CEO Larry Ryherd, and his family, at $15.00 per share. FSF has committed to purchase $2,560,000 of face amount of UTI convertible notes from certain officers and directors of UTI for a cash price of $3,072,000 by March 1, 1999. FSF is required to convert the notes to UTI common stock by July 31, 2000. UTI has granted, for nominal consideration, an irrevocable, exclusive option to FSF to purchase up to 1,450,000 shares of UTI common stock for a purchase price in cash equal to $15.00 per share, with such option to expire on July 1, 2001. UTI has also caused three persons designated by FSF to be appointed, as part of the maximum of 11, to the Board of Directors of UTI.

Following the transactions described above, and together with shares of UTI acquired on the market, FSF and affiliates currently own 1,073,577 shares of UTI common stock (43.1%) becoming the largest shareholder of UTI. Through the shares acquired and options owned, FSF can ultimately own over 51% of UTI. Mr. Jesse T. Correll is the majority shareholder of FSF, which is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns a bank that operates out of 14 locations in central Kentucky.


Liquidity and Capital Resources

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and the servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 8% and 5% as of December 31, 1998 and 1997, respectively. Fixed maturities as a percentage of total invested assets were 82% as of December 31, 1998 and 1997.

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

Cash provided by operating activities was $2,166,000, $23,000 and $3,140,000 in 1998, 1997 and 1996, respectively. Reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities when reporting on cash flows. The net cash provided by operating activities plus policyholder contract deposits less policyholder contract withdrawals equaled $5,244,000 in 1998, $3,412,000 in 1997 and $9,952,000 in
1996. Management utilizes this measurement of cash flows as an indicator of the performance of the Company's insurance operations.

Cash provided by (used in) investing activities was $5,556,000, ($2,989,000) and $15,808,000, for 1998, 1997 and 1996, respectively. The most significant aspect of cash provided by (used in) investing activities are the fixed maturity transactions. Fixed maturities account for 84%, 70% and 81% of the total cost of investments acquired in 1998, 1997 and 1996, respectively. The net cash provided by investing activities in 1996, is due to the fixed maturities sold in conjunction with the coinsurance agreement with PALIC. The Company has not directed its investable funds to so-called "junk bonds" or derivative investments.

Net cash provided by (used in) financing activities was $2,551,000, $1,746,000 and ($14,150,000) for 1998, 1997 and 1996, respectively. The change between 1997 and 1996 is due to a coinsurance agreement with PALIC as of September 30, 1996. At closing of the transaction, UG received a reinsurance credit of $28,318,000 for policy liabilities covered under the agreement. UG transferred assets equal to the credit received. This transfer included policy loans of $2,855,000 associated with policies under the agreement and a net cash transfer of $19,088,000 after deducting the ceding commission due UG of $6,375,000.

Policyholder contract deposits decreased 14% in 1998 compared to 1997, and decreased 20% in 1997 when compared to 1996. Policyholder contract withdrawals has decreased 15% in 1998 compared to 1997, and decreased 6% in 1997 compared to 1996. The change in policyholder contract withdrawals is not attributable to any one significant event. Factors that influence policyholder contract withdrawals are fluctuation of interest rates, competition and other economic factors.

At December 31, 1998, the Company had a total of $9,529,000 in long-term debt outstanding. The debt structure is described in the following paragraphs.

In November 1998, UTI received approximately $11,000,000 from the issuance of common stock to First Southern Funding and its affiliates. These funds were used to retire outside debt. Additionally, with the new capital and expectations of future growth, management has formulated a plan to repay the remaining outside debt within the next two years. At December 31, 1998, UTI had $9,529,138 in notes payable. On March 1, 1999, First Southern acquired the $2,560,000 of UTI convertible debt outstanding from the seven officers and employees who previously held the notes. Pursuant to the terms of an agreement with First Southern, this debt will be converted to equity by July 31, 2000. UII, an equity investee of UTI, holds notes receivable from UTI and its subsidiaries of $1,364,100. Upon the merger of UTI and UII, these notes would be eliminated in consolidation. UII has $902,300 of outside debt which would be assumed by UTI in a merger. This means there would be $6,507,338 of debt remaining to be repaid. The Company believes this can be accomplished in the next two years through dividends from the subsidiaries, namely dividends to FCC from UG and from expected operating cashflows.

The senior debt is through National City Bank (formerly First of America Bank) and is subject to a credit agreement. As of December 31, 1998 the outstanding principal balance of the senior debt is $100,000. The debt bears interest to a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by National City Bank from time to time as its "base lending rate". The base rate at December 31, 1998 was 7.75% and has remained unchanged through the date of this filing. Interest is paid quarterly and principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. On November 23, 1998, the Company prepaid all but $100,000 of principal. The remaining principal balance will be payable on the maturity date and is being maintained to keep the Company's credit relationship with National City Bank in place.

The subordinated debt was incurred June 16, 1992 as a part of an acquisition and consists of 10 and 20 year notes. As of December 31, 1998 the outstanding principal balance of the 10-year notes is $2,267,000 and the 20-year notes is $3,252,000. The 10-year notes bear interest at the rate of 7 1/2% per annum, payable semi-annually beginning December 16, 1992. These notes except for one $840,000 note provide for principal payments equal to 1/20th of the principal balance due with each interest installment beginning December 16, 1997, with a final payment due June 16, 2002. The $840,000 note provides for a lump sum principal payment due June 16, 2002. In June 1997, the Company refinanced $204,267 of its subordinated 10-year notes to subordinated 20-year notes bearing interest at the rate of 8.75%. The repayment terms of these notes are the same as the original subordinated 20 year notes. The 20-year notes bear interest at the rate of 8 1/2% per annum on $3,530,000 and 8.75% per annum on $505,000, payable semi-annually with a lump sum principal payment due June 16, 2012.

On July 31, 1997, United Trust Inc. issued convertible notes totaling $2,560,000 to seven individuals, all officers or employees of United Trust Inc. As of December 31, 1998, the outstanding principal balance of the convertible notes is $2,560,000. The notes bear interest at a rate of 1% over prime, currently at 7.75%, with interest payments due quarterly and principal due upon maturity of July 31, 2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years. As of December 31, 1998, the notes were convertible into 204,800 shares of UTI common stock with no conversion privileges having been exercised. On March 1, 1999, First Southern acquired the $2,560,000 of UTI convertible debt outstanding from the seven officers and employees who previously held the notes. Pursuant to the terms of an agreement with First Southern, this debt will be converted to equity by July 31, 2000.

As of December 31, 1998 the Company has a total $26,378,000 of cash and cash equivalents, short-term investments and investments held for sale in comparison to $9,529,000 of notes payable. UTI and FCC service this debt through existing cash balances and management fees received from the insurance subsidiaries. FCC is further able to service this debt through dividends it may receive from UG. See Note 2 in the notes to the consolidated financial statements for additional information regarding dividends.

UTI is a holding company that has no day to day operations of its own. Funds required to meet its expenses, generally costs associated with maintaining the company in good standing with states in which it does business, are primarily provided by its subsidiaries. On a parent only basis, UTI's cash flow is dependent on revenues from a management agreement with UII and its earnings received on invested assets and cash balances. At December 31, 1998, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries and receivables from its subsidiaries. The Company's insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the company is domiciled. UTI is the ultimate parent of UG through ownership of several intermediary holding companies. UG can not pay a dividend directly to UTI due to the ownership structure. However, if UG paid a dividend to its direct parent and each subsequent intermediate company within the holding company structure paid a dividend equal to the amount it received, UTI would receive 57% of the original dividend paid by UG. Please refer to Note 1 of the Notes to the Consolidated Financial Statements. UG's dividend limitations are described below without effect of the ownership structure.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus. For the year ended December 31, 1998, UG had a statutory gain from operations of $3,266,000. At December 31, 1998, UG's statutory capital and surplus amounted to $15,281,000. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.

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
     * Or, 2.5 with negative trend.

At December 31, 1998, each of the insurance subsidiaries has a Ratio that is in excess of 4, which is 400% of the authorized control level; accordingly the insurance subsidiaries meet the RBC requirements.

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


REGULATORY ENVIRONMENT
----------------------

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

At year-end 1998, the insurance companies had one ratio outside the normal range. The ratio is related to the decrease in premium income. The ratio fell outside the normal range the last three years. A primary cause for the decrease in premium revenues is related to the potential change in control of UTI over the last two years to two different parties. During September of 1996, it was announced that control of UTI would pass to an unrelated party, but the transaction did not materialize. In February 1998, an announcement was made regarding negotiations with a different unrelated party, First Southern Funding LLC, for the change in control of UTI. In November 1998, the change in control with this second party was completed. Please refer to the Notes to the Consolidated Financial Statements for additional information. The possible changes and resulting uncertainties have hurt the insurance companies' ability to recruit and maintain sales agents.

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

The Clinton Administration has recently proposed tax changes that would affect the insurance industry. One proposal is to require recapture of untaxed profits on policyholder surplus accounts. Between 1959 and 1983, stock life insurance companies deferred tax on a portion of their profits. These untaxed profits were added to a policyholders surplus account ("PSA"). In 1984, Congress precluded life insurance companies from continuing to defer taxes on any future profits. The Clinton Administration argues that there is no continuing justification for permitting stock life insurance companies to defer tax on profits that were earned between 1959 and 1983. Accordingly, the stock life companies would be required to include in their gross income over ten years their PSA balances. The second proposal modifies rules for capitalizing policy acquisition costs on the grounds that life insurance companies generally only capitalize a fraction of their actual policy acquisition costs. This modification would increase the current capitalization percentages. Either of these changes would be onerous to the Company and to the insurance industry as a whole. The outcome and timing of these proposals cannot be anticipated at this time

The NAIC adopted the Life Illustration Model Regulation. Many states have adopted the regulation effective January 1, 1997. This regulation requires products which contain non-guaranteed elements, such as universal life and interest sensitive life, to comply with certain actuarially established tests. These tests are intended to target future performance and profitability of a product under various scenarios. The regulation does not prevent a company from selling a product that does not meet the various tests. The only implication is the way in which the product is marketed to the consumer. A product that does not pass the tests uses guaranteed assumptions rather than current assumptions in presenting future product performance to the consumer. The Company conducts an ongoing thorough review of its sales and marketing process and continues to emphasize its compliance efforts.

A task force of the NAIC is currently undertaking a project to codify a comprehensive set of statutory insurance accounting rules and regulations. Project results were recently approved by the NAIC with an implementation date of January 1, 2001. Individual states in which the Company does business must implement these new rules for them to become effective. Specific recommendations have been set forth in papers issued by the NAIC. The NAIC continues to modify and amend these papers. The Company is monitoring the process, and is not aware of any new requirements that would result in a material financial impact on the Company's financial position or results of operations. The Company will continue to monitor this issue as changes and new proposals are made.


ACCOUNTING AND LEGAL DEVELOPMENTS
---------------------------------

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) 128 entitled Earnings per share, which is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. The Statement's objective is to simplify the computation of earnings per share, and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries.

This statement was adopted for the 1997 Financial Statements. For all periods presented the Company reported a loss from continuing operations so any potential issuance of common shares would have an antidilutive effect on EPS. Consequently, the adoption of SFAS 128 did not have an impact on the Company's financial statement.

The FASB has issued SFAS 130 entitled Reporting Comprehensive Income, which is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in shareholders' equity, except those arising from transactions with shareholders, and includes net income and net unrealized gains (losses) on securities. SFAS 130 was adopted as of January 1, 1998. Adopting the new standard required the Company to make additional disclosures in the consolidated financial statements, but did not affect the Company's financial position or results of operations.

All items of other comprehensive income reflect no related tax effect, since the Company has an allowance against the collection of any future tax benefits. In addition, there was no sale or liquidation of investments requiring a reclassification adjustment for the period presented.

The FASB has issued SFAS 131 entitled, Disclosures about Segments of an Enterprise and Related Information, which is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance. SFAS 131 was adopted as of January 1, 1998. Adopting the new standard had no affect on the Company's financial position or results of operations, since the Company has no reportable operating segments.

The FASB has issued SFAS 132 entitled, Employers' Disclosures about Pensions and Other Postretirement Benefits, which is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS 132 revises current disclosure requirements for employer provided post-retirement benefits. The statement does not change retirement measurement or recognition issues. SFAS 132 was adopted as of January 1, 1998. Adopting the new standard had no affect on the Company's financial position or results of operations, since the Company has no pension plan or other obligation for post-retirement benefits.

The FASB has issued SFAS 133 entitled, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a specific type of exposure hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of SFAS 133 is not expected to have a material effect on the Company's financial position or results of operations, since the Company has no derivative or hedging type investments.

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


YEAR 2000 ISSUE
---------------

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

The Company established a project to address year 2000 processing concerns in September of 1996. In 1997 the Company completed the review of the Company's internally and externally developed software, and made corrections to all year 2000 non-compliant processing. The Company also secured verification of current and future year 2000 compliance from all major external software vendors. In December of 1997, a separate computer operating environment was established with the system dates advanced to December of 1999. A parallel model office was established with all dates in the data advanced to December of 1999. Parallel model office processing is being performed using dates from December of 1999 to January of 2001, to insure all year 2000 processing errors have been corrected. Testing was completed by the end of the first quarter of 1998. Periodic regression testing is being performed to monitor continuing compliance. By addressing year 2000 compliance in a timely manner, compliance has been achieved using existing staff and without significant impact on the Company operationally or financially.


CHANGE IN CONTROL OF UNITED TRUST, INC.
---------------------------------------

On November 20, 1998, First Southern Funding, LLC., a Kentucky corporation, ("FSF") and affiliates acquired 929,904 shares of common stock of United Trust, Inc., an Illinois corporation, ("UTI") from UTI and certain UTI shareholders. As consideration for the shares, FSF paid UTI $10,999,995 and certain shareholders of UTI $999,990 in cash. FSF and affiliates employed working capital to make these purchases of common stock, including funds on hand and amounts drawn under existing lines of credit with Star Bank, NA. FSF borrowed $7,082,878 and First Southern Bancorp, Inc., an affiliate of FSF, borrowed $495,775 in making the purchases. FSF and affiliates expect to repay the borrowings through the sale of assets they currently own.

Details of the transaction can be outlined as follows: FSF acquired 389,715 shares of UTI common stock at $10.00 per share. These shares represented stock acquired during 1997 by UTI in private transactions. Additionally, FSF acquired 473,523 shares of authorized but unissued common stock at $15.00 per share. FSF acquired 66,666 shares of common stock from UTI CEO Larry Ryherd, and his family, at $15.00 per share. FSF has committed to purchase $2,560,000 of face amount of UTI convertible notes from certain officers and directors of UTI for a cash price of $3,072,000 by March 1, 1999. FSF is required to convert the notes to UTI common stock by July 31, 2000. UTI has granted, for nominal, consideration, an irrevocable, exclusive option to FSF to purchase up to 1,450,000 shares of UTI common stock for a purchase price in cash equal to $15.00 per share, with such option to expire on July 1, 2001. UTI has also caused three persons designated by FSF to be appointed, as part of the maximum of 11, to the Board of Directors of UTI.

Following the transactions described above, and together with shares of UTI acquired on the market, FSF and affiliates currently own 1,073,577 shares of UTI common stock (43.1%) becoming the largest shareholder of UTI. Through the shares acquired and options owned, FSF can ultimately own over 51% of UTI. Mr. Jesse T. Correll is the majority shareholder of FSF, which is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns a bank that operates out of 14 locations in central Kentucky.

This transaction provides the Company with increased opportunities. The additional capitalization has enabled UTI to significantly reduce its outside debt and has enhanced its ability to make future acquisitions through increased borrowing power and financial strength. Many synergies exist between the Company and First Southern Funding and its affiliates. The potential for cross selling of services to each customer base is currently being explored. Legislation is currently pending that would eliminate many of the barriers currently existing between banks and insurance companies. Such alliances are already being formed within the two industries. Management believes this transaction positions the Company for continued growth and competitiveness into the future as the financial industry changes.


PROPOSED MERGER
---------------

On March 25, 1997, the Board of Directors of the Company and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, the Company would be the surviving entity issuing one share of its stock for each share held by UII shareholders.

The Company owns 53% of United Trust Group, Inc., an insurance holding company, and UII owns 47% of United Trust Group, Inc. Neither the Company nor UII had any other significant holdings or business dealings at the time the merger was recommended by the respective Boards of Directors. The Board of Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders. The merger will result in certain cost savings, primarily related to costs associated with maintaining a corporation in good standing in the states in which it transacts business. Additionally, the merger will further simplify the group's holding company system making it easier to understand for outside parties including current investors, potential investors and lenders.

A vote of the shareholders of the Company and UII regarding the proposed merger is anticipated to occur sometime during the second quarter of 1999.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Listed below are the financial statements included in this Part of the Annual Report on SEC Form 10-K:

                                                               Page No.
                                                               --------
UNITED TRUST, INC. AND CONSOLIDATED SUBSIDIARIES

 Independent Auditor's Report for the
     Years ended December 31, 1998, 1997, 1996......................36



     Consolidated Balance Sheets....................................37



     Consolidated Statements of Operations..........................38



     Consolidated Statements of Shareholders' Equity................39



     Consolidated Statements of Cash Flows..........................40



     Notes to Consolidated Financial Statements................. 41-65

                                               Independent Auditors' Report



Board of Directors and Shareholders
United Trust, Inc.


         We have audited the accompanying consolidated balance sheets of United Trust, Inc. (an Illinois corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Trust, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

         We have also audited Schedule I as of December 31, 1998, and Schedules II, IV and V as of December 31, 1998 and 1997, of United Trust, Inc. and subsidiaries and Schedules II, IV and V for each of the three years in the period then ended. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.




                                             KERBER, ECK & BRAECKEL LLP




Springfield, Illinois
March 26, 1999

                                  UNITED TRUST, INC.
                             CONSOLIDATED BALANCE SHEETS
                           As of December 31, 1998 and 1997

                                                   ASSETS
                                                                                               1998              1997
                                                                                          ---------------    --------------

Investments:
    Fixed maturities at amortized cost (market $179,885,379 and $184,782,568)           $    174,240,848   $   180,970,333
    Investments held for sale:
      Fixed maturities, at market (cost $1,494,636 and $1,672,298)                             1,505,406         1,668,630
      Equity securities, at market (cost $2,725,061 and $3,184,357)                            2,087,416         3,001,744
    Mortgage loans on real estate at amortized cost                                           10,941,614         9,469,444
    Investment real estate, at cost, net of accumulated depreciation                           8,979,183         9,760,732
    Real estate acquired in satisfaction of debt                                               1,550,000         1,724,544
    Policy loans                                                                              14,134,041        14,207,189
    Other long-term investments                                                                  906,278           840,066
    Short-term investments                                                                     1,062,796         1,798,878
                                                                                          ---------------    --------------
                                                                                             215,407,582       223,441,560

Cash and cash equivalents                                                                     26,378,463        16,105,933
Investment in affiliates                                                                       5,549,515         5,636,674
Accrued investment income                                                                      3,563,383         3,686,562
Reinsurance receivables:
    Future policy benefits                                                                    36,965,938        37,814,106
    Policy claims and other benefits                                                           3,563,963         3,529,078
Cost of insurance acquired                                                                    39,307,960        41,522,888
Deferred policy acquisition costs                                                              6,324,548        10,600,720
Cost in excess of net assets purchased,
  net of accumulated amortization                                                              2,642,210         2,777,089
Property and equipment, net of accumulated depreciation                                        3,179,203         3,412,956
Other assets                                                                                     941,656           772,258
                                                                                          ---------------    --------------
     Total assets                                                                       $    343,824,421   $   349,299,824
                                                                                          ===============    ==============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
    Future policy benefits                                                              $    248,391,753   $   248,805,695
    Policy claims and benefits payable                                                         2,183,434         2,080,907
    Other policyholder funds                                                                   2,150,632         2,445,469
    Dividend and endowment accumulations                                                      15,329,048        14,905,816
Income taxes payable:
    Current                                                                                      115,785            15,730
    Deferred                                                                                   9,438,758        14,174,260
Notes payable                                                                                  9,529,138        21,460,223
Indebtedness to affiliates, net                                                                   22,244            18,475
Other liabilities                                                                              5,890,059         3,790,051
                                                                                          ---------------    --------------
   Total liabilities                                                                         293,050,851       307,696,626
                                                                                          ---------------    --------------

Minority interests in consolidated subsidiaries                                               25,412,259        26,246,580
                                                                                          ---------------    --------------

Shareholders' equity:
Common stock - no par value, stated value $.02 per share.
    Authorized 3,500,000 shares - 2,490,438 and 1,634,779 shares
    issued after deducting treasury shares of 28,000 and 277,460                                  49,809            32,696
Additional paid-in capital                                                                    27,403,172        16,488,375
Accumulated deficit                                                                           (1,814,818)       (1,135,326)
Accumulated other comprehensive income                                                          (276,852)          (29,127)
                                                                                          ---------------    --------------
  Total shareholders' equity                                                                  25,361,311        15,356,618
                                                                                          ---------------    -----------
  Total liabilities and shareholders' equity                                            $    343,824,421   $   349,299,824
                                                                                          ===============    ==============

                             See accompanying notes
                                       37

                               UNITED TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Three Years Ended December 31, 1998


                                                                 1998               1997               1996
                                                            ---------------    ----------------   ----------------

Revenues:
    Premiums and policy fees                             $      30,938,609  $       33,373,950 $       35,891,609
    Reinsurance premiums and policy fees                        (4,542,532)         (4,734,705)        (4,947,151)
    Net investment income                                       15,042,287          14,857,297         15,868,447
    Realized investment gains and (losses), net                 (1,119,156)           (279,096)          (987,930)
    Other income                                                   566,192             774,884          1,151,395
                                                            ---------------    ----------------   ----------------
                                                                40,885,400          43,992,330         46,976,370


Benefits and other expenses:

    Benefits, claims and settlement expenses:
        Life                                                    23,078,145          23,644,252         26,568,062
        Reinsurance benefits and claims                         (2,499,394)         (2,078,982)        (2,283,827)
        Annuity                                                  1,462,385           1,560,828          1,892,489
        Dividends to policyholders                               3,431,238           3,929,073          4,149,308
    Commissions and amortization of deferred
        policy acquisition costs                                 6,450,529           3,616,365          4,224,885
    Amortization of cost of insurance acquired                   2,214,928           2,394,392          5,524,815
    Operating expenses                                          10,665,976           9,222,913         11,994,464
    Interest expense                                             2,198,773           1,816,491          1,731,309
                                                            ---------------    ----------------   ----------------
                                                                47,002,580          44,105,332         53,801,505
                                                            ---------------    ----------------   ----------------

Loss before income taxes, minority
   interest and equity in loss of investees                     (6,117,180)           (113,002)        (6,825,135)
Income tax credit (expense)                                      4,624,032            (986,229)         4,703,741
Minority interest in loss
   of consolidated subsidiaries                                    835,181             563,699          1,278,883
Equity in loss of investees                                        (21,525)            (23,716)           (95,392)
                                                             --------------    ----------------   ----------------

Net loss                                                 $        (679,492) $         (559,248)$         (937,903)
                                                            ===============    ================   ================

Basic loss per share from continuing
   operations and net loss                               $           (0.39) $            (0.32)$            (0.50)
                                                            ===============    ================   ================

Diluted loss per share from continuing
   operations and net loss                               $           (0.39) $            (0.32)$            (0.50)
                                                            ===============    ================   ================

Basic weighted average shares outstanding                        1,726,843           1,772,870          1,869,511
                                                            ===============    ================   ================

Diluted weighted average shares outstanding                      1,726,843           1,772,870          1,869,511
                                                            ===============    ================   ================


                             See accompanying notes

                               UNITED TRUST, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       Three Years Ended December 31, 1998

                                              1998                                    1997                      1996
                                  ------------------------------  -------------------------------    -------------------------------
Common stock
    Balance, beginning of year  $        32,696                  $        37,402                      $        37,352
    Issued during year                   17,264                                0                                   50
    Stock retired from purchase
     of fractional shares of
     reverse stock split                      0                               (7)                                   0
    Treasury stock acquired                (151)                          (4,699)                                   0
                                  --------------                   --------------                       --------------

    Balance, end of year        $        49,809                  $        32,696                      $        37,402
                                  ==============                   ==============                       ==============


Additional paid-in capital
    Balance, beginning of year  $    16,488,375                  $    18,638,591                      $    18,624,578
    Issued during year               10,982,731                                0                               14,013
    Stock retired from purchase
     of fractional shares of
     reverse stock split                      0                           (2,374)                                   0
    Treasury stock acquired             (67,934)                      (2,147,842)                                   0
                                  --------------                   --------------                       --------------

    Balance, end of year        $    27,403,172                  $    16,488,375                      $    18,638,591
                                  ==============                   ==============                       ==============



    Accumulated deficit
    Balance, beginning of year  $    (1,135,326)                 $      (576,078)                     $       361,825
    Net loss                           (679,492) $ (679,492)            (559,248) $      (559,248)           (937,903) $   (937,903)
                                  --------------                   --------------                       --------------

    Balance, end of year        $    (1,814,818)                 $    (1,135,326)                     $      (576,078)
                                  ==============                   ==============                       ==============



Accumulated other comprehensive
 income
    Balance, beginning of year         (29,127)                         (86,058)                              (1,499)
    Other comprehensive income
      Unrealized holding gain
      (loss) on securities            (247,725)    (247,725)              56,931           56,931             (84,559)      (84,559)
                                  --------------  ----------       --------------   --------------      --------------   -----------

    Comprehensive income                         $ (927,217)                      $      (502,317)                    $  (1,022,462)
                                                 ===========                        ==============                    ==============

    Balance, end of year               (276,852)                         (29,127)                             (86,058)
                                  --------------                   --------------                       --------------
Total shareholders' equity,
 end of year                     $    25,361,311                  $    15,356,618                      $    18,013,857
                                  ==============                   ==============                       ==============

                             See accompanying notes

                               UNITED TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Three Years Ended December 31, 1998

                                                                     1998            1997           1996
                                                                  ------------   -------------   ------------
Increase  (decrease)  in cash and cash  equivalents
Cash flows  from  operating activities:
   Net loss                                                     $    (679,492) $     (559,248) $    (937,903)
   Adjustments to reconcile net loss to net cash provided by
     operating  activities  net of changes in assets and
     liabilities resulting from the sales and purchases
     of subsidiaries:
    Amortization/accretion of fixed maturities                        657,863         670,185        899,445
    Realized investment losses, net                                 1,119,156         279,096        987,930
    Policy acquisition costs deferred                                (892,000)       (586,000)    (1,276,000)
    Amortization of deferred policy acquisition costs               5,168,172       1,310,636      1,387,372
    Amortization of cost of insurance acquired                      2,214,928       2,394,392      5,524,815
    Amortization of costs in excess of net assets purchased            90,000         155,000        185,279
    Depreciation                                                      494,364         469,854        390,357
    Minority interest                                                (835,181)       (563,699)    (1,278,883)
    Equity in (earnings) loss of investees                             21,525          23,716         95,392
    Change in accrued investment income                               123,179        (224,763)       210,043
    Change in reinsurance receivables                                 813,283       1,257,953         83,871
    Change in policy liabilities and accruals                          75,087        (547,081)     3,326,651
    Charges for mortality and administration
      of universal life and annuity products                      (10,771,795)    (10,588,874)   (10,239,476)
    Interest credited to account balances                           7,014,683       7,212,406      7,075,921
    Change in income taxes payable                                 (4,635,447)        925,896     (4,714,258)
    Change in indebtedness (to) from affiliates, net                    3,769         (13,362)       119,706
    Change in other assets and liabilities, net                     2,184,079      (1,593,358)     1,299,773
                                                                  ------------   -------------   ------------
Net cash provided by operating activities                           2,166,173          22,749      3,140,035
                                                                  ------------   -------------   ------------

Cash flows  from  investing  activities:
Proceeds  from  investments sold and matured:
    Fixed maturities held for sale                                    164,520         290,660      1,219,036
    Fixed maturities sold                                                   0               0     18,736,612
    Fixed maturities matured                                       54,642,223      21,488,265     20,721,482
    Equity securities                                                 450,000          76,302          8,990
    Mortgage loans                                                  1,785,859       1,794,518      3,364,427
    Real estate                                                     1,716,124       1,136,995      3,219,851
    Policy loans                                                    3,661,834       4,785,222      3,937,471
    Short term                                                      1,593,749         410,000        825,000
                                                                  ------------   -------------   ------------
   Total proceeds from investments sold and matured                64,014,309      29,981,962     52,032,869
   Cost of investments acquired:
    Fixed maturities                                              (48,745,594)    (23,220,172)   (29,365,111)
    Equity securities                                                 (79,053)     (1,248,738)             0
    Mortgage loans                                                 (3,667,061)       (245,234)      (503,113)
    Real estate                                                    (1,346,299)     (1,444,980)      (813,331)
    Policy loans                                                   (3,588,686)     (4,554,291)    (4,329,124)
    Other long-term investments                                       (66,212)              0              0
    Short term                                                       (851,198)     (1,726,035)      (830,983)
                                                                  ------------   -------------   ------------
   Total cost of investments acquired                             (58,344,103)    (32,439,450)   (35,841,662)
   Purchase of property and equipment                                (114,449)       (531,528)      (383,411)
                                                                  ------------   -------------   ------------
Net cash provided by (used in) investing activities                 5,555,757      (2,989,016)    15,807,796
                                                                  ------------   -------------   ------------

Cash flows from financing activities:
    Policyholder contract deposits                                 15,480,745      17,905,246     22,245,369
    Policyholder contract withdrawals                             (12,402,530)    (14,515,576)   (15,433,644)
    Net cash transferred from coinsurance ceded                             0               0    (19,088,371)
    Net cash transferred from coinsurance assumed                     420,790               0              0
    Proceeds from notes payable                                       500,000       2,560,000      9,050,000
    Payments of principal on notes payable                        (12,420,373)     (1,874,597)   (10,923,475)
    Payment for fractional shares from reverse stock split                  0          (2,381)             0
    Payment for fractional shares from reverse stock split
      of subsidiary                                                         0        (534,251)             0
    Purchase of stock of affiliates                                    (1,500)       (865,877)             0
    Purchase of treasury stock                                        (26,527)       (926,599)             0
    Proceeds from issuance of common stock                         10,999,995               0            500
                                                                  ------------   -------------   ------------
Net cash provided by (used in ) financing activities                2,550,600       1,745,965    (14,149,621)
                                                                  ------------   -------------   ------------

Net increase (decrease) in cash and cash equivalents               10,272,530      (1,220,302)     4,798,210
Cash and cash equivalents at beginning of year                     16,105,933      17,326,235     12,528,025
                                                                  ------------   -------------   ------------
Cash and cash equivalents at end of year                        $  26,378,463  $   16,105,933  $  17,326,235
                                                                  ============   =============   ============

                             See accompanying notes

UNITED TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   ORGANIZATION  -  At  December  31,  1998,   the  parent,   significant
          majority-owned subsidiaries and affiliates of United Trust, Inc., were as depicted on the following organizational chart.

                              ORGANIZATIONAL CHART
                             AS OF DECEMBER 31, 1998



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

   The Company's significant accounting policies, consistently applied in the preparation of the accompanying consolidated financial statements, are summarized as follows.

     B. NATURE OF OPERATIONS - United Trust, Inc. is an insurance holding company, which sells individual life insurance products through its subsidiaries. The Company's principal market is the Midwestern United States. The Company's dominant business is individual life insurance which includes the servicing of existing insurance business in force, the solicitation of new individual life insurance and the acquisition of other companies in the insurance business.

     C. BUSINESS SEGMENTS - The Company has only one significant business segment - insurance.

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

          Real estate - Investment real estate at cost, less allowances for depreciation and, as appropriate, provisions for possible losses. Foreclosed real estate is adjusted for any impairment at the foreclosure date. Accumulated depreciation on investment real estate was $685,526 and $539,366 as of December 31, 1998 and 1997,
          respectively.

          Policy loans -- at unpaid balances including accumulated interest but not in excess of the cash surrender value.

          Short-term investments -- at cost, which approximates current market value.

          Other long-term investments -- at cost.

          Realized gains and losses on sales of investments are recognized in net income on the specific identification basis.

     G. CASH EQUIVALENTS - The Company considers certificates of deposit and other short-term instruments with an original purchased maturity of three months or less cash equivalents.

     H. REINSURANCE - In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. The Company retains a maximum of $125,000 of coverage per individual life.

          Amounts paid or deemed to have been paid for reinsurance contracts are recorded as reinsurance receivables. Reinsurance receivables are recognized in a manner consistent with the liabilities relating to the underlying reinsured contracts. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

     I. FUTURE POLICY BENEFITS AND EXPENSES - The liabilities for traditional life insurance and accident and health insurance policy benefits are computed using a net level method. These liabilities include assumptions as to investment yields, mortality, withdrawals, and other assumptions based on the life insurance subsidiaries' experience adjusted to reflect anticipated trends and to include provisions for possible unfavorable deviations. The Company makes these assumptions at the time the contract is issued or, in the case of contracts acquired by purchase, at the purchase date. Benefit reserves for traditional life insurance policies include certain deferred profits on limited-payment policies that are being recognized in income over the policy term. Policy benefit claims are charged to expense in the period that the claims are incurred. Current mortality rate assumptions are based on 1975-80 select and ultimate tables. Withdrawal rate assumptions are based upon Linton B or Linton C, which are industry standard actuarial tables for forecasting assumed policy lapse rates.

          Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances. Interest crediting rates for universal life and interest sensitive products range from 4.5% to 5.5% in 1998 and 4.5% to 6.0% in 1997 and 1996.

     J. POLICY AND CONTRACT CLAIMS - Policy and contract claims include provisions for reported claims in process of settlement, valued in accordance with the terms of the policies and contracts, as well as provisions for claims incurred and unreported based on prior experience of the Company.

     K. COST OF INSURANCE ACQUIRED - When an insurance company is acquired, the Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition. The cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies. The Company utilized 9% discount rate on approximately 25% of the business and 15% discount rate on approximately 75% of the business. Cost of Insurance Acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates utilized in the amortization calculation are 9% on approximately 25% of the balance and 15% on the remaining balance. The interest rates vary due to differences in the blocks of business. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.

                                               1998                 1997                1996
                                         ----------------     ----------------    ----------------
        Cost of insurance acquired,
           beginning of year            $     41,522,888     $     43,917,280    $     55,816,934
           Interest accretion                  5,624,883            5,962,644           6,312,931
           Amortization                       (7,839,811)          (8,357,036)        (11,837,746)
                                          ----------------     ----------------    ----------------
           Net amortization                   (2,214,928)          (2,394,392)         (5,524,815)
           Balance attributable to
              coinsurance agreement                    0                    0          (6,374,839)
                                          ----------------     ----------------    ----------------

        Cost of insurance acquired,
           end of year                  $     39,307,960     $     41,522,888    $     43,917,280
                                          ================     ================    ================

                                       43

          Estimated net amortization expense of cost of insurance acquired for the next five years is as follows:

                         Interest                                Net
                        Accretion      Amortization     Amortization

           1999         5,319,000         6,887,000        1,568,000
           2000         5,107,000         6,421,000        1,314,000
           2001         4,934,000         6,423,000        1,489,000
           2002         4,737,000         6,203,000        1,466,000
           2003         4,542,000         6,187,000        1,645,000


     L. DEFERRED POLICY ACQUISITION COSTS - Commissions and other costs (salaries of certain employees involved in the underwriting and policy issue functions, and medical and inspection fees) of acquiring life insurance products that vary with and are primarily related to the production of new business have been deferred. Traditional life insurance acquisition costs are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves.

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

          The following table summarizes deferred policy acquisition costs and related data for the years shown.

                                                  1998                 1997                1996
                                             ----------------     ----------------    ----------------
        Deferred, beginning of year        $     10,600,720     $     11,325,356    $     11,436,728

        Acquisition costs deferred:
          Commissions                               690,000              998,000           1,441,000
          Other expenses                            202,000              274,000             431,000
                                             ----------------     ----------------    ----------------
          Total

          Interest accretion                        397,000              425,000             408,000
          Amortization charged to income         (2,582,172)          (2,421,636)         (2,391,372)
                                             ----------------     ----------------    ----------------
          Net amortization

          Amortization due to impairment         (2,983,000)                   0                   0

                                             ----------------     ----------------    ----------------
          Change for the year                    (4,276,172)            (724,636)           (111,372)
                                             ----------------     ----------------    ----------------

        Deferred, end of year              $      6,324,548     $     10,600,720    $     11,325,356
                                             ================     ================    ================



          The following table reflects the components of the income statement for the line item Commissions and amortization of deferred policy acquisition costs:

                                                1998              1997             1996
                                           ---------------   ---------------  ---------------
           Net amortization of deferred
             policy acquisition costs          $ 5,168,172       $ 1,996,636      $ 1,983,372
           Commissions                           1,282,357         1,619,729        2,241,513
                                                ----------        ----------       ----------
             Total                             $ 6,450,529       $ 3,616,365      $ 4,224,885
                                                ==========        ==========       ==========

          Estimated net amortization expense of deferred policy acquisition costs for the next five years is as follows:

                        Interest                                Net
                       Accretion      Amortization     Amortization

           1999      $   157,000       $ 1,367,000      $ 1,210,000
           2000          140,000         1,202,000        1,062,000
           2001          124,000         1,053,000          929,000
           2002          110,000           920,000          810,000
           2003           98,000           803,000          705,000


     M. COST IN EXCESS OF NET ASSETS PURCHASED - Cost in excess of net assets purchased is the excess of the amount paid to acquire a company over the fair value of its net assets. Costs in excess of net assets purchased are amortized on the straight-line basis over a 40-year period. Management continually reviews the value of goodwill based on estimates of future earnings. As part of this review, management determines whether goodwill is fully recoverable from projected undiscounted net cash flows from earnings of the subsidiaries over the remaining amortization period. If management were to determine that changes in such projected cash flows no longer supported the recoverability of goodwill over the remaining amortization period, the carrying value of goodwill would be reduced with a corresponding charge to expense (no such changes have occurred). Accumulated amortization of cost in excess of net assets purchased was $1,510,146 and $1,420,146 as of December 31, 1998 and 1997, respectively.

     N. PROPERTY AND EQUIPMENT - Company-occupied property, data processing equipment and furniture and office equipment are stated at cost less accumulated depreciation of $1,939,501 and $1,990,314 at December 31, 1998 and 1997, respectively. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of three to 30 years. Depreciation expense was $348,204 and $372,861 for the years ended December 31, 1998 and 1997, respectively.

     O. INCOME TAXES - Income taxes are reported under Statement of Financial Accounting Standards Number 109. Deferred income taxes are recorded to reflect the tax consequences on future periods of differences between the tax bases of assets and liabilities and their financial reporting amounts at the end of each such period.

     P. EARNINGS PER SHARE - Earnings per share are based on the weighted average number of common shares outstanding during each year, retroactively adjusted to give effect to all stock splits. In accordance with Statement of Financial Accounting Standards No. 128, the computation of diluted earnings per share is the same as basic earnings per share since the Company has a loss from continuing operations in each period presented, and any assumed conversion, exercise, or contingent issuance of securities would have an antidilutive effect on earnings per share. Had the Company not been in a loss position, the outstanding dilutive instruments would have been convertible notes of 204,800, 0 and 0 shares in 1998, 1997 and 1996, respectively, and stock options exercisable of 1,562, 1,562, and 4,062 shares in 1998, 1997, and 1996, respectively. UTI had stock options outstanding during each of the periods presented for 1,555,000, 105,000 and 105,000 shares of common stock at a per share price in excess of the average market price, and would therefore not have been included in the computation of diluted earnings per share for 1998, 1997 and 1996, respectively.

     Q. RECOGNITION OF REVENUES AND RELATED EXPENSES - Premiums for traditional life insurance products, which include those products with fixed and guaranteed premiums and benefits, consist principally of whole life insurance policies, and certain annuities with life contingencies are recognized as revenues when due. Limited payment life insurance policies defer gross premiums received in excess of net premiums, which is then recognized in income in a constant relationship with insurance in force. Accident and health insurance premiums are recognized as revenue pro rata over the terms of the policies. Benefits and related expenses associated with the premiums earned are charged to expense proportionately over the lives of the policies through a provision for future policy benefit liabilities and through deferral and amortization of deferred policy acquisition costs. For universal life and investment products, generally there is no requirement for payment of premium other than to maintain account values at a level sufficient to pay mortality and expense charges. Consequently, premiums for universal life policies and investment products are not reported as revenue, but as deposits. Policy fee revenue for universal life policies and investment products consists of charges for the cost of insurance and policy administration fees assessed during the period. Expenses include interest credited to policy account balances and benefit claims incurred in excess of policy account balances.

     R. PARTICIPATING INSURANCE - Participating business represents 34% and 39% of the ordinary life insurance in force at December 31, 1998 and 1997, respectively. Premium income from participating business represents 39%, 50%, and 52% of total premiums for the years ended December 31, 1998, 1997 and 1996, respectively. The amount of dividends to be paid is determined annually by the respective insurance subsidiary's Board of Directors. Earnings allocable to participating policyholders are based on legal requirements that vary by state.

     S. RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the 1998 presentation. Such reclassifications had no effect on previously reported net loss, total assets, or shareholders' equity.

     T. USE OF ESTIMATES - In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.  SHAREHOLDER DIVIDEND RESTRICTION

At December 31, 1998, substantially all of consolidated shareholders' equity represents net assets of UTI's subsidiaries. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the company is domiciled. UTI is the ultimate parent of UG through ownership of several intermediary holding companies. UG can not pay a dividend directly to UTI due to the ownership structure. UG's dividend limitations are described below without effect of the ownership structure.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus. For the year ended December 31, 1998, UG had a statutory gain from operations of $3,226,364. At December 31, 1998, UG's statutory capital and surplus amounted to $15,280,577. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.


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

The following table summarizes the companies with this situation and the maximum amount of income that has not been taxed in each.

                            Shareholders'          Untaxed
       Company                 Surplus             Balance
----------------------     -----------------    --------------
         ABE           $          5,180,494  $      1,149,693
        APPL                      6,137,321         1,525,367
         UG                      30,998,215         4,363,821
         USA                              0                 0

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

Life insurance company taxation is based primarily upon statutory results with certain special deductions and other items available only to life insurance companies. Income tax expense consists of the following components:

                                              1998                 1997                1996
                                        ----------------    -----------------    ----------------
Current tax expense                  $          111,470   $             5,400  $        (148,148)
Deferred tax expense (credit)                (4,735,502)              980,829         (4,555,593)
                                         ----------------    -----------------    ----------------
                                     $       (4,624,032)  $           986,229  $      (4,703,741)
                                         ================    =================    ================

The Companies have net operating loss carryforwards for federal income tax purposes expiring as follows:

                             UTI                UG                FCC
                         -------------     -------------     ---------------
       2004                   369,265                 0                   0
       2005                   292,656                 0                   0
       2006                   212,852                 0                   0
       2007                   110,758                 0             136,058
       2008                         0                 0               4,595
       2009                         0                 0             168,800
       2010                         0                 0              19,112
       2012                         0           386,669                   0
                         -------------     -------------     ---------------
       TOTAL         $        985,531  $        386,669  $          328,565
                         =============     =============     ===============

The Company has established a deferred tax asset of $595,268 for its operating loss carryforwards and has established an allowance of $250,332.

The following table shows the  reconciliation of net income to taxable income of
UTI:

                                                      1998               1997               1996
                                                 ---------------    ---------------    ----------------
Net income (loss)                            $        (679,492)  $       (559,248)  $       (937,903)
Federal income tax provision (credit)                 (121,495)           414,230            (59,780)
Loss of subsidiaries                                   421,738            356,422            714,916
Loss of investees                                       21,525             23,716             95,392
Write off of investment in affiliate                         0                  0            315,000
Write off of note receivable                                 0             (4,368)           211,419
Write off of note discounts                            586,462             48,427             25,528
Depreciation                                                 0                  0              1,046
                                                 ===============    ===============    ================
Taxable income                               $         228,738   $        279,179   $        365,618
                                                 ===============    ===============    ================

UTI has a net operating loss carryforward of $985,531 at December 31, 1998. UTI has averaged approximately $290,000 in taxable income over the past three years and must average taxable income of approximately $200,000 per year to fully realize its net operating loss carryforwards. UTI's operating loss carryforwards do not begin to expire until the year 2004. Management believes future earnings of UTI will be sufficient to fully utilize its net operating loss carryforwards.

The expense or (credit) for income differed from the amounts computed by applying the applicable United State statutory rate of 35% to the loss before income taxes as a result of the following differences:

                                                                1998               1997               1996
                                                           ---------------    ---------------    ----------------
Tax computed at statutory rate                         $     (2,141,013)   $       (39,551)   $     (2,388,797)
Changes in taxes due to:
  Cost in excess of net assets purchased                         31,500             54,250              64,848
  Current year loss for which no benefit realized                     0          1,039,742                   0
  Benefit of prior losses                                    (2,587,353)          (324,705)         (2,393,395)
  Other                                                          72,834            256,493              13,603
                                                           ---------------    ---------------    ----------------
Income tax expense (credit)                            $     (4,624,032)   $       986,229    $     (4,703,741)
                                                           ===============    ===============    ================


The following table summarizes the major components that comprise the deferred tax liability as reflected in the balance sheets:
                                                 1998                  1997
                                         ----------------      ---------------
Investments                          $        (182,000)    $        (228,027)
Cost of insurance acquired                  14,935,793            15,753,308
Other assets                                   (72,468)              (72,468)
Deferred policy acquisition costs            2,213,592             3,710,252
Agent balances                                 (22,257)              (23,954)
Property and equipment                            (149)              (19,818)
Discount of notes                                    0             1,097,352
Management/consulting fees                    (376,852)             (573,182)
Future policy benefits                      (6,144,399)           (4,421,038)
Gain on sale of subsidiary                   2,312,483             2,312,483
Net operating loss carryforward               (344,936)             (424,679)
Other liabilities                             (797,832)             (756,482)
Federal tax DAC                             (2,082,217)           (2,179,487)
                                         ----------------      ---------------
Deferred tax liability               $       9,438,758     $      14,174,260
                                         ================      ===============


4.  ANALYSIS OF INVESTMENTS, INVESTMENT INCOME AND INVESTMENT GAIN

A. NET INVESTMENT INCOME - The following table reflects net investment income by type of investment:

                                                                                December 31,
                                                       ----------------------------------------------------------
                                                               1998               1997               1996
                                                          ---------------    ----------------   ----------------
Fixed maturities and fixed maturities
held for sale                                         $       11,981,660 $       12,677,348  $      13,326,312
Equity securities                                                 92,196             87,211             88,661
Mortgage loans                                                   859,543            802,123          1,047,461
Real estate                                                      842,724            745,502            794,844
Policy loans                                                     984,761            976,064          1,121,538
Other long-term investments                                       62,477             64,232             89,321
Short-term investments                                            29,907             70,624             17,664
Cash                                                           1,235,888            632,254            605,549
                                                          ---------------    ----------------   ----------------
Total consolidated investment income                          16,089,156         16,055,358         17,091,350
Investment expenses                                           (1,046,869)        (1,198,061)        (1,222,903)
                                                          ---------------    ---------------    ----------------
Consolidated net investment income                    $       15,042,287  $      14,857,297   $     15,868,447
                                                          ===============    ================   ================

At December 31, 1998, the Company had a total of $4,187,000 of investments, comprised of $3,152,000 in real estate, $968,000 in equity securities and $66,000 in other invested assets, which did not produce income during 1998.

The following table summarizes the Company's fixed maturity holdings and investments held for sale by major classifications:

                                                                                        Carrying Value
                                                                         ----------------------------------------
                                                                              1998                 1997
                                                                         ---------------      ---------------
Investments held for sale:
     Fixed maturities                                                  $      1,505,406     $      1,668,630
     Equity securities                                                        2,087,416            3,001,744
Fixed maturities:
     U.S. Government, government agencies and authorities                    36,809,239           28,259,322
     State, municipalities and political subdivisions                        23,835,306           22,778,816
     Collateralized mortgage obligations                                      9,406,895           11,093,926
     Public utilities                                                        41,724,208           47,984,322
     All other corporate bonds                                               62,465,200           70,853,947
                                                                         ---------------      ---------------
                                                                       $    177,833,670     $    185,640,707
                                                                         ===============      ===============


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

     The following table summarizes by category securities held that are below investment grade at amortized cost:

      Below Investment
      Grade Investments                1998             1997           1996
------------------------------     --------------    ------------   ------------
State, Municipalities and
  political Subdivisions         $            0    $           0 $       10,042
Public Utilities                        970,311           80,497        117,609
Corporate                                47,281          656,784        813,717
                                   -------------     ------------  -------------
Total                            $    1,017,592    $     737,281 $      941,368
                                   =============     ============  =============

B.   INVESTMENT SECURITIES

     The amortized cost and estimated market values of investments in securities including investments held for sale are as follows:


                                          Cost or            Gross             Gross            Estimated
                                         Amortized        Unrealized        Unrealized           Market
1998                                       Cost              Gains            Losses              Value
---------------------------------      --------------    --------------    --------------     --------------
Investments Held for Sale:
  U.S. Government and govt.
    agencies and authorities         $     1,434,636   $         3,265   $             0    $     1,437,901
  States, municipalities and
    political subdivisions                    35,000             7,224                 0             42,224
  Collateralized mortgage
    obligations                                    0                 0                 0                  0
  Public utilities                                 0                 0                 0                  0
  All other corporate bonds                   25,000               281                 0             25,281
                                       --------------    --------------    --------------     --------------
                                           1,494,636            10,770                 0          1,505,406
  Equity securities                        2,725,061            42,520          (680,165)         2,087,416
                                       --------------    --------------    --------------     --------------
  Total                              $     4,219,697   $        53,290   $      (680,165)   $     3,592,822
                                       ==============    ==============    ==============     ==============

Held to Maturity Securities:
  U.S. Government and govt.
    agencies and authorities         $    36,809,239   $       378,136   $       (53,868)   $    37,133,507
  States, municipalities and
    political subdivisions                23,835,306         1,042,876                 0         24,878,182
  Collateralized mortgage
    obligations                            9,406,895           182,805           (64,769)         9,524,931
  Public utilities                        41,724,208         1,810,290            (8,585)        43,525,913
  All other corporate bonds               62,465,200         2,358,259              (613)        64,822,846
                                       --------------    --------------    --------------     --------------
  Total                              $   174,240,848   $     5,772,366   $      (127,835)   $   179,885,379
                                       ==============    ==============    ==============     ==============




                                          Cost or            Gross             Gross            Estimated
                                         Amortized        Unrealized        Unrealized           Market
1997                                       Cost              Gains            Losses              Value
---------------------------------      --------------    --------------    --------------     --------------
Investments Held for Sale:
  U.S. Government and govt.
    agencies and authorities         $     1,448,202   $             0   $        (5,645)   $     1,442,557
  States, municipalities and
    political subdivisions                    35,000               485                 0             35,485
  Collateralized mortgage
    obligations                                    0                 0                 0                  0
  Public utilities                            80,169               328                 0             80,496
  All other corporate bonds                  108,927             1,164                 0            110,092
                                       --------------    --------------    --------------     --------------
                                           1,672,298             1,977            (5,645)         1,668,630
  Equity securities                        3,184,357           176,508          (359,121)         3,001,744
                                       --------------    --------------    --------------     --------------
  Total                              $     4,856,655   $       176,485   $      (364,766)   $     4,670,374
                                       ==============    ==============    ==============     ==============

Held to Maturity Securities:
  U.S. Government and govt.
    agencies and authorities         $    28,259,322   $       415,419   $       (51,771)   $    28,622,970
  States, municipalities and
    political subdivisions                22,778,816           672,676            (1,891)        23,449,601
  Collateralized mortgage
    obligations                           11,093,926           210,435           (96,714)        11,207,647
  Public utilities                        47,984,322         1,241,969           (84,754)        49,141,537
  All other corporate bonds               70,853,947         1,599,983           (93,117)        72,360,813
                                       --------------    --------------    --------------     --------------
  Total                              $   180,970,333   $     4,140,482   $      (328,247)   $   184,782,568
                                       ==============    ==============    ==============     ==============


     The amortized cost of debt securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                  Estimated
       Fixed Maturities Held for Sale         Amortized            Market
             December 31, 1998                  Cost                Value
------------------------------------------  --------------      --------------
Due in one year or less                   $     1,434,636     $     1,437,901
Due after one year through five years              35,000              42,224
Due after five years through ten years             25,000              25,281
Due after ten years                                     0                   0
Collateralized mortgage obligations                     0                   0
                                            ==============      ==============
Total                                     $     1,494,636     $     1,505,406
                                            ==============      ==============

                                                                  Estimated
     Fixed Maturities Held to Maturity        Amortized            Market
             December 31, 1998                  Cost                Value
------------------------------------------  --------------      --------------
Due in one year or less                   $    16,996,673     $    17,079,985
Due after one year through five years          82,960,251          85,927,556
Due after five years through ten years         58,630,433          60,814,932
Due after ten years                             6,246,596           6,537,975
Collateralized mortgage obligations             9,406,895           9,524,931
                                            -------------       --------------
Total                                     $   174,240,848    $    179,885,379
                                            ==============      ==============


     An analysis of sales, maturities and principal repayments of the Company's fixed maturities portfolio for the years ended December 31, 1998, 1997 and 1996 is as follows:







                                            Cost or            Gross             Gross             Proceeds
                                           Amortized          Realized          Realized             from
Year ended December 31, 1998                  Cost             Gains             Losses              Sale
-------------------------------------    ---------------    -------------    ---------------    ---------------
Scheduled principal repayments,
 calls and tenders:
     Held for sale                     $        164,161   $          359   $             0    $        164,520
     Held to maturity                        54,824,249          126,285          (308,311)         54,642,223
Sales:
      Held for sale                                   0                0                 0                   0
      Held to maturity                                0                0                 0                   0
                                         ---------------    -------------    ---------------    ---------------
  Total                                $     54,988,410   $      126,644   $      (308,311)   $     54,806,743
                                         ===============    =============    ===============    ===============




                                            Cost or            Gross             Gross             Proceeds
                                           Amortized          Realized          Realized             from
Year ended December 31, 1997                  Cost             Gains             Losses              Sale
-------------------------------------    ---------------    -------------    ---------------    ---------------
Scheduled principal repayments,
 calls and tenders:
     Held for sale                     $        299,390   $          931   $        (9,661)   $        290,660
     Held to maturity                        21,467,552           21,435              (722)         21,488,265
Sales:
      Held for sale                                   0                0                 0                   0
      Held to maturity                                0                0                 0                   0
                                         ---------------    -------------    ---------------    ---------------
  Total                                $     21,766,942   $       22,366   $       (10,383)   $     21,778,925
                                         ===============    =============    ===============    ===============


                                            Cost or            Gross             Gross             Proceeds
                                           Amortized          Realized          Realized             from
Year ended December 31, 1996                  Cost             Gains             Losses              Sale
-------------------------------------    ---------------    -------------    ---------------    ---------------
Scheduled principal repayments,
 calls and tenders:
     Held for sale                     $        699,361   $        6,035   $          (813)   $        704,583
     Held to maturity                        20,900,159           13,469          (192,146)         20,721,482
Sales:
      Held for sale                             517,111                0            (2,658)            514,453
      Held to maturity                       18,735,848           81,283           (80,519)         18,736,612
                                         ---------------    -------------    ---------------    ---------------
  Total                                $     40,852,479   $      100,787   $      (276,136)   $     40,677,130
                                         ===============    =============    ===============    ===============


C. INVESTMENTS ON DEPOSIT - At December 31, 1998, investments carried at approximately $15,854,000 were on deposit with various state insurance departments.

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


5.  DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The financial statements include various estimated fair value information at December 31, 1998 and 1997, as required by Statement of Financial Accounting Standards 107, Disclosure about Fair Value of Financial Instruments ("SFAS 107"). Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company.

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

(f)  Short-term investments

For short-term instruments, the carrying amount is a reasonable estimate of fair value. Short-term instruments represent mortgage loans and certificates of deposit with various banks that are protected under FDIC.

(g)  Other long-term investments

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

The estimated fair values of the Company's financial instruments required to be valued by SFAS 107 are as follows as of December 31:


                                           1998                                 1997
                           --------------------------------------------------------------------------
                                                   Estimated                            Estimated
                                 Carrying             Fair            Carrying             Fair
Assets                            Amount             Value             Amount             Value
------                       ---------------    ---------------    --------------    ---------------
Fixed maturities            $    174,240,848   $    179,885,379   $   180,970,333   $    184,782,568
Fixed maturities
  held for sale                    1,505,406          1,505,406         1,668,630          1,668,630
Equity securities                  2,087,416          2,087,416         3,001,744          3,001,744
Mortgage loans on
  real estate                     10,941,614         10,979,378         9,469,444          9,837,530
Investment in real
  estate                           8,979,183          8,979,183         9,760,732          9,760,732
Real estate
  acquired in
  satisfaction of debt             1,550,000          1,550,000         1,724,544          1,724,544
Policy loans                      14,134,041         14,134,041        14,207,189         14,207,189
Other long-term                      906,278            879,037           840,066            784,831
investments
Short-term
  investments                      1,062,796          1,062,796         1,798,878          1,798,878

Liabilities
-----------
Notes payable                      9,529,138          9,431,363        21,460,223         20,925,184


6.  STATUTORY EQUITY AND GAIN FROM OPERATIONS

The Company's insurance subsidiaries are domiciled in Ohio, Illinois and West Virginia and prepare their statutory-based financial statements in accordance with accounting practices prescribed or permitted by the respective insurance department. These principles differ significantly from generally accepted accounting principles. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, from company to company within a state, and may change in the future. The NAIC currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which is expected to become effective January 1, 2001, will likely change prescribed statutory accounting practices and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements. UG's total statutory shareholders' equity was $15,280,577 and $10,997,365 at December 31, 1998 and 1997, respectively. The Company's four life insurance subsidiaries reported combined statutory operating income before taxes (exclusive of intercompany dividends) of $5,485,000, $2,067,000 and $2,134,000 for 1998, 1997
and 1996, respectively.


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

The Company has reinsured approximately $924 million, $1.022 billion and $1.109 billion in face amount of life insurance risks with other insurers for 1998, 1997 and 1996, respectively. Reinsurance receivables for future policy benefits were $36,965,938 and $37,814,106 at December 31, 1998 and 1997, respectively, for estimated recoveries under reinsurance treaties. Should any reinsurer be unable to meet its obligation at the time of a claim, obligation to pay such claim would remain with the Company.

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

One of the Company's insurance subsidiaries (UG) entered into a coinsurance agreement with First International Life Insurance Company ("FILIC") as of
September 30, 1996. The transaction resulted in no gain or loss in the GAAP financial statements. The transaction was entered into to increase the statutory surplus position of UG. The ceding commission received was equal to the value reflected on this block of business in the Cost of Insurance Acquired asset. The ceding commission reduced this asset. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to non-premium paying life insurance policies. A.M. Best assigned FILIC a Financial Performance Rating (FPR) of 7 (Strong) on a scale of 1 to 9. A.M. Best assigned a Best's Rating of A++ (Superior) to The Guardian Life Insurance Company of America ("Guardian"), parent of FILIC, based on the consolidated financial condition and operating performance of the company and its life/health subsidiaries. During 1997, FILIC changed its name to Park Avenue Life Insurance Company ("PALIC"). The agreement with PALIC accounts for approximately 65% of the reinsurance receivables as of December 31, 1998.

The Company does not have any short-duration reinsurance contracts. The effect of the Company's long-duration reinsurance contracts on premiums earned in 1998, 1997 and 1996 was as follows:


                                       Shown in thousands
                     --------------------------------------------------------
                          1998                1997                1996
                        Premiums            Premiums            Premiums
                         Earned              Earned              Earned
                     ----------------    ----------------    ----------------
Direct            $           30,919  $           33,374  $           35,891
Assumed                           20                   0                   0
Ceded                         (4,543)             (4,735)             (4,947)
                     ----------------    ----------------    ----------------
Net premiums      $           26,396  $           28,639  $           30,944
                     ================    ================    ================


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

On January 1, 1993, FCC entered into an agreement with UG pursuant to which FCC provides management services necessary for UG to carry on its business. In addition to the UG agreement, FCC and its affiliates have either directly or indirectly entered into management and/or cost-sharing arrangements for FCC's management services. FCC received net management fees of $8,793,905, $9,893,321 and $9,927,000 under these arrangements in 1998, 1997 and 1996, respectively. UG paid $8,018,141, $8,660,481 and $9,626,559 to FCC in 1998, 1997 and 1996, respectively.

USA paid $835,345, $989,295 and $1,567,891 under their agreement with UII for 1998, 1997 and 1996, respectively. UII paid $501,207, $593,577 and $940,734 under their agreement with UTI for 1998, 1997 and 1996, respectively. Additionally, UII paid FCC $0, $150,000 and $300,000 in 1998, 1997 and 1996, respectively for reimbursement of costs attributed to UII. These reimbursements are reflected as a credit to general expenses.

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

On July 31, 1997, United Trust Inc. issued convertible notes for cash received totaling $2,560,000 to seven individuals, all officers or employees of United Trust Inc. The notes bear interest at a rate of 1% over prime, with interest payments due quarterly and principal due upon maturity of July 31, 2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years. Conditional upon the seven individuals placing the funds with the Company were the acquisition by UTI of a portion of the holdings of UTI owned by Larry E. Ryherd and his family and the acquisition of common stock of UTI and UII held by Thomas F. Morrow and his family and the simultaneous retirement of Mr. Morrow. Neither Mr. Morrow nor Mr. Ryherd was a party to the convertible notes. On March 1, 1999, the individuals holding the convertible notes sold their interests in said notes to First Southern Bancorp, Inc. in private transactions.

Approximately $1,048,000 of the cash received from the issuance of the convertible notes was used to acquire stock holdings of United Trust Inc. and United Income, Inc. of Mr. Morrow and to acquire a portion of the United Trust Inc. holdings of Larry E. Ryherd and his family. The remaining cash received will be used by the Company to provide additional operating liquidity and for future acquisitions of life insurance companies. On July 31, 1997, the Company acquired a total of 126,921 shares of United Trust Inc. common stock and 47,250 shares of United Income, Inc. common stock from Thomas F. Morrow and his family. Mr. Morrow simultaneously retired as an executive officer of the Company. Mr. Morrow will remain as a member of the Board of Directors. In exchange for his stock, Mr. Morrow and his family received approximately $348,000 in cash, promissory notes valued at $140,000 due in eighteen months, and promissory notes valued at $1,030,000 due January 31, 2005. These notes bear interest at a rate of 1% over prime, with interest due quarterly and principal due upon maturity. The notes do not contain any conversion privileges. Additionally, on July 31, 1997, the Company acquired a total of 97,499 shares of United Trust Inc. common stock from Larry E. Ryherd and his family. Mr. Ryherd and his family received approximately $700,000 in cash and a promissory note valued at $251,000 due January 31, 2005. The acquisition of approximately 16% of Mr. Ryherd's stock holdings in United Trust Inc. was completed as a prerequisite to the convertible notes placed by other management personnel to reduce the total holdings of Mr. Ryherd and his family in the Company to make the stock more attractive to the investment community. Following the transaction, Mr. Ryherd and his family owned approximately 31% of the outstanding common stock of United Trust Inc. The market price of UTI common stock on July 31, 1997 was $6.00 per share. The stock acquired in the above transaction was from the largest two shareholders of UTI stock. There were no additional stated or unstated items or agreements relating to the stock purchase.

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


10.  CAPITAL STOCK TRANSACTIONS

A.     STOCK OPTION PLAN

In 1985, the Company initiated a nonqualified stock option plan for employees, agents and directors of the Company under which options to purchase up to 44,000 shares of UTI's common stock are granted at a fixed price of $.20 per share. Through December 31, 1998 options for 42,438 shares were granted and exercised. Options for 1,562 shares remain available for grant.

A summary of the status of the Company's stock option plan for the three years ended December 31, 1998, and changes during the years ending on those dates is presented below:


                                                         1998                       1997                      1996
                                                ------------------------   ------------------------ --------------------------
                                                             Exercise                   Exercise                  Exercise
                                                 Shares        Price        Shares        Price       Shares        Price
                                                ----------  ------------   ----------  ------------  ----------  ------------
        Outstanding at beginning of year            1,562        $ 0.20        1,562        $ 0.20       4,062        $ 0.20
        Granted                                         0          0.00            0          0.00           0          0.00
        Exercised                                       0          0.00            0          0.00     (2,500)          0.20
        Forfeited                                       0          0.00            0          0.00           0          0.00
                                                ----------                 ----------                ----------
        Outstanding at end of year                  1,562        $ 0.20        1,562        $ 0.20       1,562        $ 0.20
                                                ==========                 ==========                ==========

        Options exercisable at year end             1,562        $ 0.20        1,562        $ 0.20       1,562        $ 0.20
        Fair Value of options granted                            $ 0.00                     $ 0.00                    $ 5.43
           during the year



       The following information applies to options outstanding at December 31, 1998:

       Number outstanding                                     1,562
       Exercise price                                             $ 0.20
       Remaining contractual life                             Indefinite


B.     DEFERRED COMPENSATION PLAN

UTI and FCC established a deferred compensation plan during 1993 pursuant to which an officer or agent of FCC, UTI or affiliates of UTI, could defer a portion of their income over the next two and one-half years in return for a deferred compensation payment payable at the end of seven years in the amount equal to the total income deferred plus interest at a rate of approximately 8.5% per annum and a stock option to purchase shares of common stock of UTI. At the beginning of the deferral period an officer or agent received an immediately exercisable option to purchase 2,300 shares of UTI common stock at $17.50 per share for each $25,000 ($10,000 per year for two and one-half years) of total income deferred. The option expires on December 31, 2000. A total of 105,000 options were granted in 1993 under this plan. As of December 31, 1997 no options were exercised. At December 31, 1998 and 1997, the Company held a liability of $1,494,520 and $1,376,384, respectively, relating to this plan. At December 31, 1998, UTI common stock had a market price of $8.125 per share.

The following information applies to deferred compensation plan stock options outstanding at December 31, 1998:

       Number outstanding                            105,000
       Exercise price                                $17.50
       Remaining contractual life                    2 years

C.     CHANGE IN CONTROL OF UTI

On November 20, 1998, First Southern Funding, Inc., a Kentucky corporation, ("FSF") and affiliates acquired 929,904 shares of common stock of United Trust, Inc., an Illinois corporation, ("UTI") from UTI and certain UTI shareholders. As consideration for the shares, FSF paid UTI $10,999,995 and certain shareholders of UTI $999,990 in cash. FSF and affiliates employed working capital to make these purchases of common stock, including funds on hand and amounts drawn under existing lines of credit with Star Bank, NA. FSF borrowed $7,082,878 and First Southern Bancorp, Inc., an affiliate of FSF, borrowed $495,775 in making the purchases. FSF and affiliates expect to repay the borrowings through the sale of assets they currently own.

Details of the transaction can be outlined as follows: FSF acquired 389,715 shares of UTI common stock at $10.00 per share. These shares represented stock acquired during 1997 by UTI in private transactions. Additionally, FSF acquired 473,523 shares of authorized but unissued common stock at $15.00 per share. FSF acquired 66,666 shares of common stock from UTI CEO Larry Ryherd, and his family, at $15.00 per share. FSF has committed to purchase $2,560,000 of face amount of UTI convertible notes from certain officers and directors of UTI for a cash price of $3,072,000 by March 1, 1999. FSF is required to convert the notes to UTI common stock by July 31, 2000. UTI has granted, for nominal consideration, an irrevocable, exclusive option to FSF to purchase up to 1,450,000 shares of UTI common stock for a purchase price in cash equal to $15.00 per share, with such option to expire on July 1, 2001. UTI has also caused three persons designated by FSF to be appointed, as part of the maximum of 11, to the Board of Directors of UTI.

Following the transactions described above, and together with shares of UTI acquired on the market, FSF and affiliates currently own 1,073,577 shares of UTI common stock (43.1%) becoming the largest shareholder of UTI. Through the shares acquired and options owned, FSF can ultimately own over 51% of UTI. Mr. Jesse T. Correll is the majority shareholder of FSF, which is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns a bank that operates out of 14 locations in central Kentucky.

D.     CONVERTIBLE NOTES

On July 31, 1997, United Trust Inc. issued convertible notes for cash in the amount of $2,560,000 to seven individuals, all officers or employees of United Trust Inc. The notes bear interest at a rate of 1% over prime, with interest payments due quarterly and principal due upon maturity of July 31, 2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years. As of December 31, 1998, the notes were convertible into 204,800 shares of UTI common stock with no conversion privileges having been exercised. At December 31, 1998, UTI common stock had a market price of $8.125 per share. On March 1, 1999, the individuals holding the convertible notes sold their interests in said notes to First Southern Bancorp, Inc. in private transactions. Pursuant to the terms of the stock purchase agreement with First Southern and UTI, the convertible notes must be converted to stock by July 31, 2000.

E.     REVERSE STOCK SPLIT

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

11.  NOTES PAYABLE

At December 31, 1998 and 1997,  the Company has  $9,529,138  and  $21,460,223 in
long-term debt outstanding, respectively. The debt is comprised of the following components:

                                           1998           1997
                                       -------------  -------------
Senior debt                         $       100,000 $    6,900,000
Subordinated 10 yr. notes                 2,267,067      5,746,774
Subordinated 20 yr. notes                 3,252,071      3,902,582
Convertible notes                         2,560,000      2,560,000
Other notes payable                       1,350,000      2,350,867
                                       -------------  -------------
                                    $     9,529,138 $   21,460,223
                                       =============  =============

A.  SENIOR DEBT

The senior debt is through National City Bank (formerly First of America Bank - Illinois NA) and is subject to a credit agreement. The debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by National City Bank from time to time as its "base lending rate." The base rate at December 31, 1998 was 7.75%. Interest is paid quarterly. Principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. On November 8, 1998, the Company prepaid $500,000 of the May 1999 principal payment, and on November 23, 1998, the Company paid a $6,300,000 principal payment. The remaining principal balance of $100,000 will be payable on or before the debt maturity date of May 8, 2005, and is being maintained to keep the Company's credit relationship with National City Bank in place.

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

B.  SUBORDINATED DEBT

The subordinated debt was incurred June 16, 1992 as a part of the acquisition of the now dissolved Commonwealth Industries Corporation, (CIC). The 10-year notes bear interest at the rate of 7 1/2% per annum, payable semi-annually beginning December 16, 1992. These notes, except for one $840,000 note, provide for principal payments equal to 1/20th of the principal balance due with each interest installment beginning December 16, 1997, with a final payment due June 16, 2002. The aforementioned $840,00 note provides for a lump sum principal payment due June 16, 2002. In addition to regularly scheduled semi-annual principal payments, the Company made principal reduction payments totaling $2,608,099 on November 23, 1998, and $500,000 on December 16, 1998, on its 10
year subordinated debt. The original 20-year notes bear interest at the rate of 8 1/2% per annum on $2,747,109 and 8.75% per annum on $504,962 payable semi-annually with a lump sum principal payment due June 16, 2012.

C.  CONVERTIBLE NOTES

On July 31, 1997, UTI issued convertible notes for cash in the amount of $2,560,000 to seven individuals, all officers or employees of UTI The notes bear interest at a rate of 1% over prime, with interest payments due quarterly and principal due upon maturity of July 31, 2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years.

D.  OTHER NOTES PAYABLE

UII holds three promissory notes receivable totaling $1,350,000 due from FCC. Two of the notes, totaling $850,000, bear interest at the rate of 1% over prime as published in the Wall Street Journal, with interest payments due quarterly. Principal of $150,000 is due upon the maturity date of June 1, 1999, with the remaining principal payment of $700,000 becoming due upon the maturity date of May 8, 2006. The third note in the amount of $500,000 bears interest at the rate of 7.5%, with interest payments due quarterly, and principal due upon the maturity date of March 31, 2004.

E.       GENERAL DISCUSSION

In November 1998, UTI received approximately $11,000,000 from the issuance of common stock to First Southern Funding and its affiliates. These funds were used to retire outside debt. At December 31, 1998, there were no unamortized note discounts remaining on the balance sheet and total notes payable of $9,529,138 represented a 56% decrease in notes payable from the previous year end. In addition, subsequent to the balance sheet date, on March 1, 1999, First Southern acquired the $2,560,000 of UTI convertible debt outstanding from the seven officers and employees who previously held the notes. Pursuant to the terms of an agreement with First Southern, this debt will be converted to equity by July 31, 2000.

Scheduled principal reductions on the Company's debt for the next five years is as follows:

                         Year                     Amount

                         1999                  $   376,714
                         2000                      226,714
                         2001                      226,714
                         2002                    1,586,925
                         2003                            0


12.  OTHER CASH FLOW DISCLOSURES

On a cash basis,  the Company paid  $1,851,386,  $1,800,110  and  $1,700,973  in interest expense for the years 1998, 1997 and 1996, respectively. The Company paid $15,805, $57,277 and $17,634 in federal income tax for 1998, 1997 and 1996, respectively.

As partial proceeds for the acquisition of common stock of UTI during 1998, UTI issued a promissory note of $53,053 due seven years from issue.

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

13.  CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial institutions which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


14.  NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) 128 entitled Earnings per share, which is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. The Statement's objective is to simplify the computation of earnings per share, and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries.

This statement was adopted for the 1997 Financial Statements. For all periods presented the Company reported a loss from continuing operations so any potential issuance of common shares would have an antidilutive effect on EPS. Consequently, the adoption of SFAS 128 did not have an impact on the Company's financial statement.

The FASB has issued SFAS 130 entitled Reporting Comprehensive Income, which is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in shareholders' equity, except those arising from transactions with shareholders, and includes net income and net unrealized gains (losses) on securities. SFAS 130 was adopted as of January 1, 1998. Adopting the new standard required the Company to make additional disclosures in the consolidated financial statements, but did not affect the Company's financial position or results of operations.

All items of other comprehensive income reflect no related tax effect, since the Company has an allowance against the collection of any future tax benefits. In addition, there was no sale or liquidation of investments requiring a reclassification adjustment for the period presented.

The FASB has issued SFAS 131 entitled, Disclosures about Segments of an Enterprise and Related Information, which is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance. SFAS 131 was adopted as of January 1, 1998. Adopting the new standard had no affect on the Company's financial position or results of operations, since the Company has no reportable operating segments.

The FASB has issued SFAS 132 entitled, Employers' Disclosures about Pensions and Other Postretirement Benefits, which is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS 132 revises current disclosure requirements for employer provided post-retirement benefits. The statement does not change retirement measurement or recognition issues. SFAS 132 was adopted as of January 1, 1998. Adopting the new standard had no affect on the Company's financial position or results of operations, since the Company has no pension plan or other obligation for post-retirement benefits.

The FASB has issued SFAS 133 entitled, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a specific type of exposure hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of SFAS 133 is not expected to have a material effect on the Company's financial position or results of operations, since the Company has no derivative or hedging type investments.

15.  PROPOSED MERGER

On March 25, 1997, the Board of Directors of UTI and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, UTI would be the surviving entity with UTI issuing one share of its stock for each share held by UII shareholders.

UTI owns 53% of United Trust Group, Inc., an insurance holding company, and UII owns 47% of United Trust Group, Inc. At the time the decision to merge was made, neither UTI nor UII have any other significant holdings or business dealings. The Board of Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders. The merger will result in certain cost savings, primarily related to costs associated with maintaining a corporation in good standing in the states in which it transacts business.

A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur sometime during the second quarter of 1999.

16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                            1998
                                    -------------------- --------------------- --------------------- --------------------
                                            1st                  2nd                   3rd                   4th
                                         ---------------       ---------------       ---------------      ---------------

Premiums and policy fees, net        $       7,231,481    $         7,111,079   $        6,243,869    $       5,809,648
Net investment income                        3,727,002              3,786,410            3,791,774            3,737,101
Total revenues                              11,226,760             10,557,065            9,767,526            9,334,049
Policy benefits including
  dividends                                  6,827,040              6,287,460            6,217,272            6,140,602
Commissions and
  amortization of DAC                        1,043,677                776,558              824,516            3,805,778
Operating expenses                           2,237,840              2,237,899            1,953,061            4,237,176
Operating income (loss)                         19,707                163,392             (204,429)          (6,095,850)
Net income (loss)                              114,441                228,704              458,002           (1,480,639)
Basic earnings (loss) per share                   0.07                   0.14                  0.28               (0.88)
Diluted earnings (loss) per share                 0.08                   0.15                  0.27               (0.88)

                                                                            1997
                                    -------------------- --------------------- --------------------- --------------------
                                            1st                  2nd                   3rd                   4th
                                         ---------------       ---------------       ---------------      ---------------

Premiums and policy fees, net        $       7,926,386    $         7,808,782   $        6,639,394    $       6,264,683
Net investment income                        3,844,899              3,825,457            3,686,861            3,500,080
Total revenues                              11,965,571             11,871,953           10,354,133            9,800,673
Policy benefits including
  dividends                                  7,718,015              6,861,699            6,467,739            6,007,718
Commissions and
  amortization of DAC                        1,110,410                553,913            1,083,006              869,036
Operating expenses                           2,589,176              2,777,409            2,378,618            1,477,710
Operating income (loss)                       (393,242)               683,223             (679,495)             276,512
Net income (loss)                               47,026                101,812             (524,441)            (183,645)
Basic earnings (loss) per share                   0.03                   0.05                (0.28)               (0.12)
Diluted earnings (loss) per share                 0.03                   0.05                (0.28)               (0.12)

                                                                            1996
                                    -------------------- --------------------- --------------------- --------------------
                                            1st                  2nd                   3rd                   4th
                                         ---------------       ---------------       ---------------      ---------------

Premiums and policy fees, net        $       8,481,511    $         8,514,175   $         7,348,199   $       6,600,573
Net investment income                        3,973,349              3,890,127             4,038,831           3,966,140
Total revenues                              12,870,140             12,455,875            11,636,614          10,013,741
Policy benefits including
  dividends                                  6,528,760              7,083,803             8,378,710           8,334,759
Commissions and
  amortization of DAC                        1,161,850                924,174               703,196           1,435,665
Operating expenses                           3,447,329              2,851,752             3,422,654           2,272,729
Operating income (loss)                        (71,615)              (137,198)           (2,346,452)         (4,269,870)
Net income (loss)                              304,737                  9,038              (892,761)           (358,917)
Basic earnings (loss) per share                   0.16                   0.00                (0.48)               (0.18)
Diluted earnings (loss) per share                 0.16                   0.00                (0.48)               (0.18)

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

                                                         PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF UTI

THE BOARD OF DIRECTORS

In accordance with the laws of Illinois and the Certificate of Incorporation and Bylaws of UTI, as amended, UTI is managed by its executive officers under the direction of the Board of Directors. The Board elects executive officers, evaluates their performance, works with management in establishing business objectives and considers other fundamental corporate matters, such as the issuance of stock or other securities, the purchase or sale of a business and other significant corporate business transactions. In the fiscal year ended December 31, 1998, the Board met five times. All directors attended at least 75% of all meetings of the board except for Messers. Cellini and Larson.

The Board of Directors has an Audit Committee consisting of Messrs. Albin, Geary, and Melville. The Audit Committee reviews and acts or reports to the Board with respect to various auditing and accounting matters, the scope of the audit procedures and the results thereof, the internal accounting and control systems of UTI, the nature of services performed for UTI and the fees to be paid to the independent auditors, the performance of UTI's independent and internal auditors and the accounting practices of UTI. The Audit Committee also recommends to the full Board of Directors the auditors to be appointed by the Board. The Audit Committee met once in 1998. All members were present.

The compensation of UTI's executive officers is determined by the full Board of Directors (see report on Executive Compensation).

Under UTI's Certificate of Incorporation, the Board of Directors may be comprised of between five and twenty-one directors. The Board currently has a fixed number of directors at thirteen. Shareholders elect Directors to serve for a period of one year at UTI's Annual Shareholders' meeting.

The following information with respect to business experience of the Board of Directors has been furnished by the respective directors or obtained from the records of UTI.


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

Randall L. Attkisson 53

          Director of UTI since 1998, Chief Financial Officer, Treasurer, Director of First Southern Bancorp, Inc. since 1986; Director of The Galilean Home, Liberty, KY since 1996; Treasurer, Director of First Southern Funding, Inc. since 1992; Director of The River Foundation, Inc. since 1990; Treasurer, Director of Somerset Holdings, Inc. since 1987; President of Randall L. Attkisson & Associates from 1982 to 1986; Commissioner of Kentucky Department of Banking & Securities from 1980 to 1982; Self-employed Banking Consultant in Miami, FL from 1978 to 1980.

William F. Cellini 64

          Director of UTI since 1996 and Director of FCC and certain affiliate companies since 1984; Chairman of the Board of New Frontier Development Group, Chicago, Illinois for more than the past five years; Executive Director of Illinois Asphalt Pavement Association.

Robert E. Cook 73

          Director of UTI since 1984, President of Cook-Witter, Inc., a governmental consulting and lobbying firm with offices in Springfield, Illinois, from 1985 until 1990.

Jesse T. Correll   42

          Director of UTI since 1998, Chairman, President, Director of First Southern Bancorp, Inc. since 1983; President, Director of First
          Southern Funding, Inc. since 1992; President, Director of Somerset Holdings, Inc. and Lancaster Life Reinsurance Company and First Southern Insurance Agency since 1987; President, Director of The River Foundation since 1990; President, Director of Dyscim Holdings Company, Inc. since 1990; Director or Adamas Diamond Corporation since 1980; Secretary, Director Lovemore Holding Company since 1987; President, Director of North Plaza of Somerset since 1990; Director of St. Joseph Hospital, Lexington, KY since 1997; Managing Partner of World Wide Minerals from 1978 to 1983.

Larry R. Dowell 64

          Director of UTI since 1984; cattleman and farmer in Stronghurst, Henderson County, Illinois since 1956; member of the Illinois Beef Association; past Board and Executive Committee member of Illinois Beef Council; Chairman of Henderson County Board of Supervisors since 1992.

Donald G. Geary 75

          Director of UTI since 1996, Director of FCC and certain affiliate companies since 1984; industrial warehousing developer and founder of Regal 8 Inns for more than the past five years.

Raymond L. Larson 64

          Director of UTI since 1984; cattleman and farmer since 1953; Director of the Bank of Sugar Grove, Illinois since 1977; Board member of National Livestock and Meat Board since 1983 and currently Treasurer, Board member and past President of Illinois Beef Council; member of National Cattlemen's Association and Illinois Cattlemen's Association.

Dale E. McKee  80

          Director of UTI since 1984; pork producer and farmer in Rio, Illinois since 1947; President of McKee and Flack, Inc., an Iowa corporation engaged in farming since 1975; director of St. Mary's Hospital of Galesburg since 1984.

James E. Melville  53

          Director, President and Chief Operating Officer since July 1997; Chief Financial Officer of UTI since 1993, Senior Executive Vice President of UTI since September 1992; President of certain Affiliate Companies from May 1989 until September 1991; Chief Operating Officer of FCC from 1989 until September 1991; Chief Operating Officer of certain Affiliate Companies from 1984 until September 1991; Senior Executive Vice President of certain affiliate companies from 1984 until 1989; Consultant to UTI and UTG from March 1992 through September 1992; President and Chief Operating Officer of certain affiliate life insurance companies and Senior Executive Vice President of non-insurance affiliate companies since 1992.

Thomas F. Morrow 54

          Director of UTI since 1984; Director of certain affiliate companies since 1992. Mr. Morrow has served as Vice Chairman and Director of certain affiliate life insurance companies since 1992 as well as having held similar positions with other affiliate life insurance companies from 1987 to 1992.

Millard V. Oakley 68

          Director of UTI since 1998; presently serves on Board of Directors and Executive Committee of Thomas Nelson, a publicly held publishing company based in Nashville, TN; Director of First National Bank of the Cumberlands, Livingston-Cooksville, TN; Lawyer with limited law practice since 1980; State Insurance Commissioner for State of Tennessee from 1975 to 1979; Served as General Counsel, United States House of Representatives, Washington, D.C., Congressional Committee on Small Business from 1971-1973; Served four elective terms as County Attorney for Overton County, Tennessee; Elected delegate to National Democratic Convention in 1964; Served four elective terms in the Tennessee

          General Assembly from 1956 to 1964; Lawyer in Livingston, TN from 1953 to 1971; Elected to the Tennessee Constitutional Convention in 1952.

Larry E. Ryherd 58

          Chairman of the Board of Directors and a Director since 1984, CEO since 1991; Chairman of the Board of UII since 1987, CEO since 1992 and President since 1993; Chairman, CEO and Director of UTG since 1992; Chairman of the Board, CEO, President and COO of certain affiliate life insurance companies since 1992.

EXECUTIVE OFFICERS OF UTI

More detailed information on the following officers of UTI appears under "The Board of Directors":

         Larry E. Ryherd       Chairman of the Board and Chief Executive Officer
         James E. Melville     President and Chief Operating Officer

Other officers of UTI are set forth below:

Name, Age

          Position with UTI, Business Experience and Other Directorships

George E. Francis 55

          Executive Vice President and Chief Administrative Officer since July 1997; Secretary of UTI since February 1993; Director of certain Affiliate Companies since October 1992; Senior Vice President and Chief Administrative Officer of certain Affiliate Companies since 1989; Secretary of certain Affiliate Companies since March 1993; Treasurer and Chief Financial Officer of certain Affiliate Companies from 1984 until September 1992.

Theodore C. Miller  36

          Senior Vice President and Chief Financial Officer since July 1997; Vice President and Treasurer since October 1992; Vice President and Controller of certain Affiliate Companies from 1984 to 1992.


ITEM 11.  EXECUTIVE COMPENSATION UTI

Executive Compensation Table

The following table sets forth certain information regarding compensation paid to or earned by UTI's Chief Executive Officer and each of the Executive Officers of UTI whose salary plus bonus exceeded $100,000 during each of UTI's last three fiscal years. Compensation for services provided by the named executive officers to UTI and its affiliates is paid by FCC as set forth in their employment agreements. (See Employment Contracts).

                           SUMMARY COMPENSATION TABLE

                             Annual Compensation (1)

                                                                  Other Annual
Name and                                                        Compensation (2)
Principal Position                       Salary($)                      $

Larry E. Ryherd               1998         400,000                    20,373
Chairman of the Board         1997         400,000                    18,863
Chief Executive Officer       1996         400,000                    17,681

James E. Melville             1998         238,200                    31,956
President, Chief              1997         238,200                    29,538
Operating Officer             1996         238,200                    27,537

George E. Francis             1998         126,200                     8,791
Executive Vice                1997         123,200                     8,187
President, Secretary          1996         120,200                     7,348

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

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

The following table summarizes for fiscal year ending, December 31, 1998, the number of shares subject to unexercised options and the value of unexercised options of the Common Stock of UTI held by the named executive officers. The values shown were determined by multiplying the applicable number of unexercised share options by the difference between the per share market price on December 31, 1998 and the applicable per share exercise price. There were no options granted to the named executive officers for the past three fiscal years.

                  Number of Shares               Number of Securities Underlying           Value of Unexercised In the
                     Acquired on     Value               Unexercised Options/SARs             Money Options/SARs at
                    Exercise (#)    Realized ($)               at FY-End(#)                        FY-End ($)

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


Compensation of Directors

UTI's standard arrangement for the compensation of directors provide that each director shall receive an annual retainer of $2,400, plus $300 for each meeting attended and reimbursement for reasonable travel expenses. UTI's director compensation policy also provides that directors who are either employees of UTI or directors or officers of First Southern Funding, LLC and affiliates do not receive any compensation for their services as directors except for reimbursement for reasonable travel expenses for attending each meeting; namely Messers Ryherd, Melville, Attkisson, Correll and Oakley.


Employment Contracts

On July 31, 1997, Larry E. Ryherd entered into an employment agreement with FCC. Formerly, Mr. Ryherd had served as Chairman of the Board and Chief Executive Officer of the Company and its affiliates. Pursuant to the agreement, Mr. Ryherd agreed to serve as Chairman of the Board and Chief Executive Officer of the Company and in addition, to serve in other positions of the affiliated companies if appointed or elected. The agreement provides for an annual salary of $400,000 as determined by the Board of Directors. The term of the agreement is for a period of five years. Mr. Ryherd has deferred portions of his income under a plan entitling him to a deferred compensation payment on January 2, 2000 in the amount of $240,000 which includes interest at the rate of approximately 8.5% per year. Additionally, Mr. Ryherd was granted an option to purchase up to 13,800 of the Common Stock of the Company at $17.50 per share. The option is immediately exercisable and transferable. The option will expire December 31, 2000.

FCC entered into an employment agreement dated July 31, 1997 with James E. Melville pursuant to which Mr. Melville is employed as President and Chief Operating Officer and in addition, to serve in other positions of the affiliated companies if appointed or elected at an annual salary of $238,200. The term of the agreement expires July 31, 2002. Mr. Melville has deferred portions of his income under a plan entitling him to a deferred compensation payment on January 2, 2000 of $400,000 which includes interest at the rate of approximately 8.5% annually. Additionally, Mr. Melville was granted an option to purchase up to 30,000 shares of the Common Stock of the Company at $17.50 per share. The option is immediately exercisable and transferable. The option will expire December 31, 2000.

FCC entered into an employment agreement with George E. Francis on July 31, 1997. Under the terms of the agreement, Mr. Francis is employed as Executive Vice President of the Company at an annual salary of $126,200. Mr. Francis also agreed to serve in other positions if appointed or elected to such positions without additional compensation. The term of the agreement expires July 31, 2000. Mr. Francis has deferred portions of his income under a plan entitling him to a deferred compensation payment on January 2, 2000 of $80,000 which includes interest at the rate of approximately 8.5% per year. Additionally, Mr. Francis was granted an option to purchase up to 4,600 shares of the Common Stock of the Company at $17.50 per share. The option is immediately exercisable and transferable. This option will expire on December 31, 2000.

On July 31, 1997, UTI entered into a severance agreement with Thomas F. Morrow, Director of the Company since 1984. Mr. Morrow had certain expectations and understandings as to the length of time he would be employed by UTI and desired to retire effective July 31, 1997. Mr. Morrow has agreed to continue as director of UTI and his duties as an executive officer ceased. UTI paid Mr. Morrow six months' severance in a lump sum of $150,000. In lieu of renewal commissions that Mr. Morrow was entitled to under prior agreements, Mr. Morrow will be paid a monthly sum of $4,000 for a period of 24 months commencing July 31, 1997. Thereafter, Morrow will be paid a monthly sum of $3,000 for the next 24 month period ending July 31, 2001. Prior to his retirement, Mr. Morrow deferred portions of his income under a plan entitling him to a deferred compensation payment on January 2, 2000 in the amount of $300,000 which includes interest at the rate of approximately 8.5% annually. Additionally, Mr. Morrow was granted an option to purchase up to 17,200 of UTI Common Stock at $17.50 per share. The option is immediately exercisable and transferable. The option will expire December 31, 2000. Mr. Morrow also redeemed the Common Stock of the Company and UII held by himself and his family. See "Related Party Transactions".


REPORT ON EXECUTIVE COMPENSATION

Introduction

The compensation of UTI's executive officers is determined by the full Board of Directors. The Board of Directors strongly believes that UTI's executive officers directly impact the short-term and long-term performance of UTI. With this belief and the corresponding objective of making decisions that are in the best interest of UTI's shareholders, the Board of Directors places significant emphasis on the design and administration of UTI's executive compensation plans.


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

Stock Options. One of UTI's priorities is for the executive officers to be significant shareholders so that the interest of the executives are closely aligned with the interests of UTI's other shareholders. The Board of Directors believes that this strategy motivates executives to remain focused on the overall long-term performance of UTI. Stock options are granted at the discretion of the Board of Directors and are intended to be granted at levels within the competitive market range of comparable companies. During 1993, each of the named executive officers were granted options under their employment agreements for UTI's Common Stock as described in the Employment Contracts section. There were no options granted to the named executive officers during the last three fiscal years.

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

Chief Executive Officer

Larry E. Ryherd has been Chairman of the Board and Chief Executive Officer since 1984. The Board of Directors used the same compensation plan elements described above for all executive officers to determine Mr. Ryherd's 1998 compensation.

In setting both the cash-based and equity-based elements of Mr. Ryherd's compensation, the Board of Directors made an overall assessment of Mr. Ryherd's leadership in achieving UTI's long-term strategic and business goals.

Mr. Ryherd's base salary reflects a consideration of both competitive forces and UTI's performance. The Board of Directors does not assign specific weights to these categories.

UTI surveys total cash compensation for chief executive officers of the same group of companies described under "Base Salary" above. Based upon its survey, UTI then determines a median around which it builds a competitive range of compensation for the CEO. As a result of this review, the Board of Directors concluded that Mr. Ryherd's base salary was in the low end of the competitive market, and his total direct compensation (including stock incentives) was competitive for CEOs running companies comparable in size and complexity to UTI.

The Board of Directors considered UTI's financial results as compared to other companies within the industry, financial performance for fiscal 1998 as compared to fiscal 1997, UTI's progress as it relates to UTI's growth through acquisitions and simplification of the organization, the fact that since UTI does not have a Chief Marketing Officer, Mr. Ryherd assumes additional responsibilities of the Chief Marketing Officer, and Mr. Ryherd's salary history, performance ranking and total compensation history.

Through fiscal 1998, Mr. Ryherd's annual salary was $400,000, the amount the Board of Directors set in January 1997. Following a review of the above factors, the Board of Directors decided to recognize Mr. Ryherd's performance by placing a greater emphasis on long-term incentive awards, and therefore retained Mr. Ryherd's base salary at $400,000.


Conclusion.

The Board of Directors believes the mix of structured employment agreements with certain key executives, conservative market based salaries, competitive cash incentives for short-term performance and the potential for equity-based rewards for long term performance represents an appropriate balance. This balanced Executive Compensation Plan provides a competitive and motivational compensation package to the executive officer team necessary to continue to produce the results UTI strives to achieve. The Board of Directors also believes the Executive Compensation Plan addresses both the interests of the shareholders and the executive team.


                              BOARD OF DIRECTORS

     John S. Albin                               Raymond L. Larson
     Randall L. Attkisson                        Dale E. McKee
     William F. Cellini                          James E. Melville
     Robert E. Cook                              Thomas F. Morrow
     Jesse T. Correll                            Millard V. Oakley
     Larry R. Dowell                             Larry E. Ryherd
     Donald G. Geary

PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return on UTI's Common Stock during the five fiscal years ended December 31, 1998, with the cumulative total return on the NASDAQ Composite Index Performance and the NASDAQ Insurance Stock Index (1):

                       1993     1994     1995     1996      1997     1998
UTI                     100       40       30       50        64       65
NASDAQ                  100       98      138      170       209      293
NASDAQ Insurance        100       94      134      153       223      199


(1) UTI selected the NASDAQ Composite Index Performance as an appropriate comparison as UTI's Common Stock is traded on the NASDAQ Small Cap exchange under the sign "UTIN". Furthermore, UTI selected the NASDAQ Insurance Stock Index as the second comparison because there is no similar single "peer company" in the NASDAQ system with which to compare stock performance and the closest additional line-of-business index which could be found was the NASDAQ Insurance Stock Index. Trading activity in UTI's Common Stock is limited, which may be due in part as a result of UTI's low profile, and its reported operating losses. UTI has experienced a tremendous growth rate over the period shown in the Return Chart with assets growing from approximately $233 million in 1991 to approximately $347 million in 1998. The growth rate has been the result of acquisitions of other companies and new insurance writings. UTI has incurred costs of conversions and administrative consolidations associated with the acquisitions which has contributed to the operating losses. The Return
       Chart is not intended to forecast or be indicative of possible future performance of UTI's stock.

The foregoing graph shall not be deemed to be incorporated by reference into any filing of UTI under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that UTI specifically incorporates such information by reference.

Compensation Committee Interlocks and Insider Participation

The following persons served as directors of UTI during 1998 and were officers or employees of UTI or its subsidiaries during 1998: James E. Melville and Larry
E. Ryherd. Accordingly, these individuals have participated in decisions related to compensation of executive officers of UTI and its subsidiaries.

During 1998, the following executive officers of UTI were also members of the Board of Directors of UII, two of whose executive officers served on the Board of Directors of UTI: Messrs. Melville and Ryherd.

During 1998, Larry E. Ryherd, James E. Melville and George E. Francis executive officers of UTI, were also members of the Board of Directors of FCC, two of whose executive officers served on the Board of Directors of UTI: Messrs. Melville and Ryherd.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF UTI

PRINCIPAL HOLDERS OF SECURITIES

The following tabulation sets forth the name and address of the entity known to be the beneficial owners of more than 5% of UTI's Common Stock and shows: (i) the total number of shares of Common Stock beneficially owned by such person as of December 31, 1998 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of Common Stock so owned as of the same date.

   Title                                               Number of Shares                        Percent
    Of            Name and Address                       and Nature of                           of
   Class          of Beneficial Owner                Beneficial Ownership                       Class
Common            First Southern Funding, LLC              1,054,440 (1)                         42.34%
Stock no          99 Lancaster Street
Par value         P.O. Box 328
                  Stanford, KY  40484

                  Larry E. Ryherd                            501,701 (2)                         19.63%
                  12 Red Bud Lane
                  Springfield, IL 62707

(1) Includes 123,241 shares owned by First Southern Bancorp, 183,033 shares owned by First Southern Capital, and 22,135 shares owned by First Southern Investments, all affiliates of First Southern Funding, LLC. Jesse T. Correll, Director of UTI, by reason of ownership of 83% of the outstanding shares of First Southern Funding, LLC may be considered a beneficial owner of UTI.

(2)  Larry E. Ryherd owns 181,091  shares of UTI's Common Stock in his own name.
     Includes: (i) 150,050 shares of UTI's common Stock in the name of Dorothy LouVae Ryherd, his wife; (ii) 150,000 shares of UTI's Common Stock which are held beneficially in trust for the three children of Larry E. Ryherd and Dorothy LouVae Ryherd, namely Shari Lynette Serr, Derek Scott Ryherd and Jarad John Ryherd; (iii) 4,600 shares of UTI's Common Stock, 2,700 shares of which are in the name of Shari Lynette Serr and 1,900 shares of which are in the name of Jarad John Ryherd; (iv) 2,000 shares held by Dorothy LouVae Ryherd, his wife, as custodian for granddaughter; (v) 160 shares held by Larry E. Ryherd as custodian for granddaughter; and (vi) 13,800 shares which may be acquired by Larry E. Ryherd upon the exercise of outstanding stock options.

SECURITY OWNERSHIP OF MANAGEMENT OF UTI

The following tabulation shows with respect to each of the directors and nominees of UTI, with respect to UTI's chief executive officer and each of UTI's executive officers whose salary plus bonus exceeded $100,000 for fiscal 1998, and with respect to all executive officers and directors of UTI as a group: (i) the total number of shares of all classes of stock of UTI or any of its parents or subsidiaries, beneficially owned as of December 31, 1998 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of stock so owned as of the same date.



   Title          Directors, Named Executive      Number of Shares     Percent
    of            Officers, & All Directors &       and Nature of        of
Class            Executive Officers as a Group        Ownership         Class

FCC's            John S. Albin                               0            *
Common           Randall L. Attkisson                        0            *
Stock, $1.00     William F. Cellini                          0            *
Par value        Robert E. Cook                              0            *
                 Jesse T. Correll                            0            *
                 Larry R. Dowell                             0            *
                 George E. Francis                           0            *
                 Donald G. Geary                           225            *
                 Raymond L. Larson                           0            *
                 Dale E. McKee                               0            *
                 James E. Melville                         544  (1)       *
                 Thomas F. Morrow                            0            *
                 Millard V. Oakley                           0            *
                 Larry E. Ryherd                             0            *
                 All directors and executive officers
                 as a group (fourteen in number)           769            *

UII's            John S. Albin                               0            *
Common           Randall L. Attkisson                        0            *
Stock, no        William F. Cellini                          0            *
Par value        Robert E. Cook                          4,025            *
                 Jesse T. Correll                            0            *
                 Larry R. Dowell                             0            *
                 George E. Francis                           0            *
                 Donald G. Geary                             0            *
                 Raymond L. Larson                           0            *
                 Dale E. McKee                               0            *
                 James E. Melville                           0            *
                 Thomas F. Morrow                            0            *
                 Millard V. Oakley                           0            *
                 Larry E. Ryherd                        47,250  (2)     3.4%
                 All directors and executive officers
                 as a group (fourteen in number)        51,275          3.7%

   Title       Directors, Named Executive        Number of Shares        Percent
    of         Officers, & All Directors &         and Nature of           of
Class         Executive Officers as a Group          Ownership            Class

UTI's         John S. Albin                            10,503  (3)          *
Common        Randall L. Attkisson                          0               *
Stock, no     William F. Cellini                        1,000               *
Par value     Robert E. Cook                           10,199               *
              Jesse T. Correll                              0  (4)          *
              Larry R. Dowell                          10,142               *
              George E. Francis                         4,600  (5)          *
              Donald G. Geary                           1,200               *
              Raymond L. Larson                         4,400  (6)          *
              Dale E. McKee                            11,122               *
              James E. Melville                        52,500  (7)        2.1%
              Thomas F. Morrow                         40,555  (8)        1.6%
              Millard V. Oakley                         9,000               *
              Larry E. Ryherd                         501,701  (9) (10)   19.6%
              All directors and executive officers
              as a group (fourteen in number)         656,922             25.7%

(1) James E. Melville owns 168 shares individually and 376 shares owned jointly with his spouse.

(2) Includes 47,250 shares beneficially in trust for the three children of Larry E. Ryherd and Dorothy LouVae Ryherd, namely Shari Lynette Serr, Derek Scott Ryherd and Jarad John Ryherd.

(3)  Includes 392 shares owned directly by Mr. Albin's spouse.

(4) In addition, Mr. Correll is a director and officer of First Southern Funding, LLC & Affiliates which owns 1,054,440 shares (42.34%) of the Company. (See Principal Holders of Securities)

(5) Includes 4,600 shares which may be acquired upon exercise of outstanding stock options.

(6)  Includes 375 shares owned directly by Mr. Larson's spouse.

(7) James E. Melville owns 2,500 shares individually and 14,000 shares jointly with his spouse. Includes: (i) 3,000 shares of UTI's Common Stock which are held beneficially in trust for his daughter, namely Bonnie J. Melville;
     (ii) 3,000 shares of UTI's Common Stock, 750 shares of which are in the name of Matthew C. Hartman, his nephew; 750 shares of which are in the name of Zachary T. Hartman, his nephew; 750 shares of which are in the name of Elizabeth A. Hartman, his niece; and 750 shares of which are in the name of Margaret M. Hartman, his niece; and (iii) 30,000 shares which may be acquired by James E. Melville upon exercise of outstanding stock options.

(8) Includes 1,500 shares as custodian for grandchildren. Includes 17,200 shares which may be acquired upon exercise of outstanding stock options.

(9)  Larry E. Ryherd owns 181,091  shares of UTI's Common Stock in his own name.
     Includes: (i) 150,050 shares of UTI's Common Stock in the name of Dorothy LouVae Ryherd, his wife; (ii) 150,000 shares of UTI's Common Stock which are held beneficially in trust for the three children of Larry E. Ryherd and Dorothy LouVae Ryherd, namely Shari Lynette Serr, Derek Scott Ryherd and Jarad John Ryherd; (iii) 4,600 shares of UTI's Common Stock, 2,700 shares of which are in the name of Shari Lynette Serr, 1,900 shares of which are in the name of Jarad John Ryherd; (iv) 2,000 shares held by Dorothy LouVae Ryherd, his wife as custodian for granddaughter, (v) 160 shares held by Larry E. Ryherd as custodian for granddaughter; and (vi) 13,800 shares which may be acquired by Larry E. Ryherd upon exercise of outstanding stock options

(10) In addition, Mr. Ryherd is a director and officer of UII. The Company owns 565,766 shares of UII. Mr. Ryherd disclaims any beneficial interest of the 565,766 shares of UII owned by the Company as the Company's Board of directors controls the voting and investment decisions regarding such shares.

     *  Less than 1%.

     Except as indicated above, the foregoing persons hold sole voting and investment power.

     Directors and officers of UTI file periodic reports regarding ownership UTI securities with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 as amended, and the rules promulgated thereunder.


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

     On January 1, 1993, FCC entered into an agreement with UG pursuant to which FCC provides management services necessary for UG to carry on its business. In addition to the UG agreement, FCC and its affiliates have either directly or indirectly entered into management and/or cost-sharing arrangements for FCC's management services. FCC received net management fees of $8,793,905, $9,893,321 and $9,927,000 under these arrangements in 1998, 1997 and 1996, respectively. UG paid $8,018,141, $8,660,481 and
     $9,626,559 to FCC in 1998, 1997 and 1996, respectively.

     USA paid $835,345, $989,295 and $1,567,891 under their agreement with UII for 1998, 1997 and 1996, respectively. UII paid $501,207, $593,577 and
     $940,734 under their agreement with UTI for 1998, 1997 and 1996, respectively. Additionally, UII paid FCC $0, $150,000 and $300,000 in 1998, 1997 and 1996, respectively for reimbursement of costs attributed to UII. These reimbursements are reflected as a credit to general expenses.

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

     On July 31, 1997, United Trust Inc. issued convertible notes for cash received totaling $2,560,000 to seven individuals, all officers or employees of United Trust Inc. The notes bear interest at a rate of 1% over prime, with interest payments due quarterly and principal due upon maturity of July 31, 2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years. Conditional upon the seven individuals placing the funds with the Company were the acquisition by UTI of a portion of the holdings of UTI owned by Larry E. Ryherd and his family and the acquisition of common stock of UTI and UII held by Thomas F. Morrow and his family and the simultaneous retirement of Mr. Morrow. Neither Mr. Morrow nor Mr. Ryherd was a party to the convertible notes. On March 1, 1999, the individuals holding the convertible notes sold their interests in said notes to First Southern Bancorp, Inc. in private transactions.

     Approximately $1,048,000 of the cash received from the issuance of the convertible notes was used to acquire stock holdings of United Trust Inc. and United Income, Inc. of Mr. Morrow and to acquire a portion of the United Trust Inc. holdings of Larry E. Ryherd and his family. The remaining cash received will be used by the Company to provide additional operating liquidity and for future acquisitions of life insurance companies. On July 31, 1997, the Company acquired a total of 126,921 shares of United Trust Inc. common stock and 47,250 shares of United Income, Inc. common stock from Thomas F. Morrow and his family. Mr. Morrow simultaneously retired as an executive officer of the Company. Mr. Morrow will remain as a member of the Board of Directors. In exchange for his stock, Mr. Morrow and his family received approximately $348,000 in cash, promissory notes valued at $140,000 due in eighteen months, and promissory notes valued at $1,030,000 due January 31, 2005. These notes bear interest at a rate of 1% over prime, with interest due quarterly and principal due upon maturity. The notes do not contain any conversion privileges. Additionally, on July 31, 1997, the Company acquired a total of 97,499 shares of United Trust Inc. common stock from Larry E. Ryherd and his family. Mr. Ryherd and his family received approximately $700,000 in cash and a promissory note valued at $251,000 due January 31, 2005. The acquisition of approximately 16% of Mr. Ryherd's stock holdings in United Trust Inc. was completed as a prerequisite to the convertible notes placed by other management personnel to reduce the total holdings of Mr. Ryherd and his family in the Company to make the stock more attractive to the investment community. Following the transaction, Mr. Ryherd and his family owned approximately 31% of the outstanding common stock of United Trust Inc. The market price of UTI common stock on July 31, 1997 was $6.00 per share. The stock acquired in the above transaction was from the largest two shareholders of UTI stock. There were no additional stated or unstated items or agreements relating to the stock purchase.

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

     The Company established a project to address year 2000 processing concerns in September of 1996. In 1997 the Company completed the review of the Company's internally and externally developed software, and made corrections to all year 2000 non-compliant processing. The Company also secured verification of current and future year 2000 compliance from all major external software vendors. In December of 1997, a separate computer operating environment was established with the system dates advanced to December of 1999. A parallel model office was established with all dates in the data advanced to December of 1999. Parallel model office processing is being performed using dates from December of 1999 to January of 2001, to insure all year 2000 processing errors have been corrected. Testing was completed by the end of the first quarter of 1998. Periodic regression testing is being performed to monitor continuing compliance. By addressing year 2000 compliance in a timely manner, compliance has been achieved using existing staff and without significant impact on the Company operationally or financially.


     CHANGE IN CONTROL OF UNITED TRUST, INC.

     On November 20, 1998, First Southern Funding, LLC., a Kentucky corporation, ("FSF") and affiliates acquired 929,904 shares of common stock of United Trust, Inc., an Illinois corporation, ("UTI") from UTI and certain UTI shareholders. As consideration for the shares, FSF paid UTI $10,999,995 and certain shareholders of UTI $999,990 in cash. FSF and affiliates employed working capital to make these purchases of common stock, including funds on hand and amounts drawn under existing lines of credit with Star Bank, NA. FSF borrowed $7,082,878 and First Southern Bancorp, Inc., an affiliate of FSF, borrowed $495,775 in making the purchases. FSF and affiliates expect to repay the borrowings through the sale of assets they currently own.

     Details of the transaction can be outlined as follows: FSF acquired 389,715 shares of UTI common stock at $10.00 per share. These shares represented stock acquired during 1997 by UTI in private transactions. Additionally, FSF acquired 473,523 shares of authorized but unissued common stock at $15.00 per share. FSF acquired 66,666 shares of common stock from UTI CEO Larry Ryherd, and his family, at $15.00 per share. FSF has committed to purchase $2,560,000 of face amount of UTI convertible notes from certain officers and directors of UTI for a cash price of $3,072,000 by March 1, 1999. FSF is required to convert the notes to UTI common stock by July 31, 2000. UTI has granted, for nominal consideration, an irrevocable, exclusive option to FSF to purchase up to 1,450,000 shares of UTI common stock for a purchase price in cash equal to $15.00 per share, with such option to expire on July 1, 2001. UTI has also caused three persons designated by FSF to be appointed, as part of the maximum of 11, to the Board of Directors of UTI.

     Following the transactions described above, and together with shares of UTI acquired on the market, FSF and affiliates currently own 1,073,577 shares of UTI common stock (43.1%) becoming the largest shareholder of UTI. Through the shares acquired and options owned, FSF can ultimately own over 51% of UTI. Mr. Jesse T. Correll is the majority shareholder of FSF, which is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns a bank that operates out of 14 locations in central Kentucky.

     This transaction provides the Company with increased opportunities. The additional capitalization has enabled UTI to significantly reduce its outside debt and has enhanced its ability to make future acquisitions through increased borrowing power and financial strength. Many synergies exist between the Company and First Southern Funding and its affiliates. The potential for cross selling of services to each customer base is currently being explored. Legislation is currently pending that would eliminate many of the barriers currently existing between banks and insurance companies. Such alliances are already being formed within the two industries. Management believes this transaction positions the Company for continued growth and competitiveness into the future as the financial industry as a whole experiences change.


     PROPOSED MERGER

     On March 25, 1997, the Board of Directors of the Company and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, the Company would be the surviving entity issuing one share of its stock for each share held by UII shareholders.

     The Company owns 53% of United Trust Group, Inc., an insurance holding company, and UII owns 47% of United Trust Group, Inc. Neither the Company nor UII had any other significant holdings or business dealings at the time the merger was recommended by the respective Boards of Directors. The Board of Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders. The merger will result in certain cost savings, primarily related to costs associated with maintaining a corporation in good standing in the states in which it transacts business. Additionally, the merger will further simplify the group's holding company system making it easier to understand for outside parties, including current investors, potential investors and lenders.

     A vote of the shareholders of the Company and UII regarding the proposed merger is anticipated to occur sometime during the second quarter of 1999.


     RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS

     Kerber, Eck and Braeckel LLP served as the Company's independent certified public accounting firm for the fiscal year ended December 31, 1998 and for fiscal year ended December 31, 1997. In serving its primary function as outside auditor for the Company, Kerber, Eck and Braeckel LLP performed the following audit services: examination of annual consolidated financial statements; assistance and consultation on reports filed with the Securities and Exchange Commission and; assistance and consultation on separate financial reports filed with the State insurance regulatory authorities pursuant to certain statutory requirements.


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

              On December 2, 1998, the Company filed a form 8-K regarding change in control.


     (c)  Exhibits:

     Index to Exhibits (See Pages 80 and 81).

                                INDEX TO EXHIBITS

 Exhibit
 Number


     3(a) (1) Amended Articles of  Incorporation  for the Company dated November
              20, 1987.

     3(b) (1) Amended Articles of  Incorporation  for the Company dated December
              6, 1991.

     3(c) (1) Amended Articles of Incorporation  for the Company dated March 30,
              1993.

     3(d) (1) Code of By-Laws for the Company.

     10(a)(2) Credit Agreement dated May 8, 1996 between First of America Bank -
              Illinois, N.A., as lender and First Commonwealth Corporation, as borrower.

     10(b)(2) $8,900,000 Term Note of First Commonwealth Corporation to First of America Bank - Illinois, N.A. dated May 8, 1996.

     10(c)(2) Coinsurance  Agreement dated September 30, 1996 between  Universal
              Guaranty Life Insurance Company and First International Life Insurance Company, including assumption reinsurance agreement exhibit and amendments.

     10(d)(1) Subcontract  Agreement  dated  September 1, 1990  between  United
              Trust, Inc. and United Income, Inc.

     10(e)(1) Service  Agreement dated November 8, 1989 between United Security
              Assurance Company and United Income, Inc.

     10(f)(1) Management and Consultant Agreement dated as of January 1, 1993 between First Commonwealth Corporation and Universal Guaranty Life Insurance Company.

     10(g)(1) Management  Agreement dated December 20, 1981 between Commonwealth
              Industries Corporation, and Abraham Lincoln Insurance Company.

     10(h)(1) Reinsurance  Agreement  dated  January 1, 1991 between  Universal
              Guaranty Life Insurance Company and Republic Vanguard Life Insurance Company.

     10(i)(1) Reinsurance  Agreement dated July 1, 1992 between United Security
              Assurance Company and Life Reassurance Corporation of America.

                                INDEX TO EXHIBITS

 Exhibit
 Number


     10(j) (1)United Trust, Inc. Stock Option Plan.

     10(k)(3) Employment  Agreement  dated as of July 31, 1997 between Larry E.
              Ryherd and First Commonwealth Corporation

     10(l)(3) Employment  Agreement  dated as of July 31, 1997 between James E.
              Melville and First Commonwealth Corporation

     10(m)(3) Employment  Agreement  dated as of July 31, 1997 between George E.
              Francis and First Commonwealth Corporation. Agreements containing the same terms and conditions excepting title and current salary were also entered into by Joseph H. Metzger, Brad M. Wilson, Theodore C. Miller, Michael K. Borden and Patricia G. Fowler.

     10(n)(1) Agreement  dated June 16, 1992 between John K. Cantrell and First
              Commonwealth Corporation.

     10(o)(1) Termination  Agreement dated as of January 29, 1993 between Scott
              J. Engebritson and United Trust, Inc., United Fidelity, Inc., United Income, Inc., First Commonwealth Corporation and United Security Assurance Company.

     10(p)(1) Stock  Purchase  Agreement  dated February 20, 1992 between United
              Trust Group, Inc. and Sellers.

     10(q)(1) Amendment  No.  One dated  April 20,  1992 to the Stock  Purchase
              Agreement between the Sellers and United Trust Group, Inc.

     10(r)(1) Security  Agreement  dated June 16,  1992  between  United  Trust
              Group, Inc. and the Sellers.

     10(s)(1) Stock Purchase  Agreement dated June 16, 1992 between United Trust
              Group, Inc. and First Commonwealth Corporation


     Footnote:

(1) Incorporated by reference from the Company's Annual Report on Form 10-K, File No. 0-5392, as of December 31, 1993.
(2) Incorporated by reference from the Company's Annual Report on Form 10-K, File No. 0-5392, as of December 31, 1996.
(3) Incorporated by reference from the Company's Annual Report on Form 10-K, File No. 0-5392, as of December 31, 1997.


                               UNITED TRUST, INC.
                       SUMMARY OF INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                             As of December 31, 1998

                                                                                                      Schedule I
                          Column A                            Column B           Column C           Column D
--------------------------------------------------------------------------    ----------------   ----------------

                                                                                                    Amount at
                                                                                                   Which Shown
                                                                                                   in Balance
                                                                Cost               Value              Sheet
                                                           ---------------    ----------------   ----------------
Fixed maturities:
    Bonds:
       United States Goverment and
          government agencies and authorities            $     36,809,239   $      37,133,507  $      36,809,239
       State, municipalities, and political
          subdivisions                                         23,835,306          24,878,182         23,835,306
       Collateralized mortgage obligations                      9,406,895           9,524,931          9,406,895
       Public utilities                                        41,724,208          43,525,913         41,724,208
       All other corporate bonds                               62,465,200          64,822,846         62,465,200
                                                           ---------------    ----------------   ----------------
     Total fixed maturities                                   174,240,848   $     179,885,379        174,240,848
                                                                              ================

Investments held for sale:
    Fixed maturities:
       United States Goverment and
          government agencies and authorities                   1,434,636   $       1,437,901          1,437,901
       State, municipalities, and political
          subdivisions                                             35,000              42,224             42,224
       Public utilities                                                 0                   0                  0
       All other corporate bonds                                   25,000              25,281             25,281
                                                           ---------------    ----------------   ----------------
                                                                1,494,636   $       1,505,406          1,505,406
                                                                              ================

    Equity securities:
       Banks, trusts and insurance companies                    1,935,619   $       1,607,798          1,607,798
       All other corporate securities                             789,442             479,618            479,618
                                                           ---------------    ----------------   ----------------
                                                                2,725,061   $       2,087,416          2,087,416
                                                                              ================


Mortgage loans on real estate                                  10,941,614                             10,941,614
Investment real estate                                          8,979,183                              8,979,183
Real estate acquired in satisfaction of debt                    1,550,000                              1,550,000
Policy loans                                                   14,134,041                             14,134,041
Other long-term investments                                       906,278                                906,278
Short-term investments                                          1,062,796                              1,062,796
                                                           ---------------                       ----------------
Total investments                                        $    216,034,457                      $     215,407,582
                                                           ===============                       ================

UNITED TRUST, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT                        Schedule II
NOTES TO CONDENSED FINANCIAL INFORMATION


(a) The condensed financial information should be read in conjunction with the consolidated financial statements and notes of United Trust, Inc. and Consolidated Subsidiaries.

                               UNITED TRUST, INC.
                       CONDENSED FINANCIAL INFORMATION OF
                      REGISTRANT PARENT ONLY BALANCE SHEETS
                        As of December 31, 1998 and 1997

                                                                     Schedule II


                                                  1998                1997
                                             ----------------    ---------------
ASSETS

    Investment in affiliates               $      19,495,824   $     19,974,098
    Cash and cash equivalents                        510,886            342,294
    Notes receivable from affiliate               10,590,344          1,682,245
    Receivable from affiliates, net                   30,069             31,502
    Accrued interest income                           19,446             21,334
    Other assets                                      12,368            225,986
                                             ----------------    ---------------
          Total assets                     $      30,658,937   $     22,277,459
                                             ================    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Notes payable                          $       2,560,000   $      4,060,866
    Notes payable to affiliate                       840,000            840,000
    Deferred income taxes                          1,895,080          2,016,575
    Other liabilities                                  2,546              3,400
                                             ----------------    ---------------
          Total liabilities                        5,297,626          6,920,841
                                             ----------------    ---------------




Shareholders' equity:
    Common stock                                      49,809             32,696
    Additional paid-in capital                    27,403,172         16,488,375
    Accumulated other comprehensive
        income of affiliates                        (276,852)           (29,127)
    Accumulated deficit                           (1,814,818)        (1,135,326)
                                             ----------------    ---------------
          Total shareholders' equity              25,361,311         15,356,618
                                             ----------------    ---------------
          Total liabilities and
          shareholders' equity              $      30,658,937   $    22,277,459
                                             ================    ===============

                                 UNITED TRUST, INC.
                       CONDENSED FINANCIAL INFORMATION OF
                 REGISTRANT PARENT ONLY STATEMENTS OF OPERATIONS
                       Three Years Ended December 31, 1998

                                                                                                         Schedule II

                                                                   1998               1997               1996
                                                              ---------------    ----------------   ----------------
Revenues:

    Management fees from affiliates                        $         501,207  $          593,577 $          940,734
    Other income from affiliates                                      47,048              73,515            115,235
    Interest income from affiliates                                  236,058              53,492             21,264
    Interest income                                                   25,283              37,620             29,340
    Realized investment losses                                             0                   0           (207,051)
    Loss from write down of investee                                       0                   0           (315,000)
                                                              ---------------    ----------------   ----------------
                                                                     809,596             758,204            584,522


Expenses:

    Management fee to affiliate                                            0             200,000            575,000
    Interest expense                                                 787,432             194,543                  0
    Interest expense to affiliates                                    63,000              63,000             63,000
    Operating expenses                                               316,888              65,541            133,897
                                                              ---------------    ----------------   ----------------
                                                                   1,167,320             523,084            771,897
                                                              ---------------    ----------------   ----------------

Operating income (loss)                                             (357,724)            235,120           (187,375)

    Income tax credit (expense)                                      121,495            (414,230)            59,780
    Equity in loss of investees                                      (21,525)            (23,716)           (95,392)
    Equity in loss of subsidiaries                                  (421,738)           (356,422)          (714,916)
                                                              ---------------    ----------------   ----------------
          Net loss                                         $        (679,492) $         (559,248)$         (937,903)
                                                              ===============    ================   ================

Basic loss per share from continuing
   operations and net loss                                 $           (0.39) $            (0.32)$            (0.50)
                                                              ===============    ================   ================

Diluted loss per share from continuing
operations and net loss                                    $           (0.39) $            (0.32)$            (0.50)
                                                              ===============    ================   ================

Basic weighted average shares outstanding                          1,726,843           1,772,870          1,869,511
                                                              ===============    ================   ================

Diluted weighted average shares outstanding                        1,726,843           1,772,870          1,869,511
                                                              ===============    ================   ================

                               UNITED TRUST, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      PARENT ONLY STATEMENTS OF CASH FLOWS
                       Three Years Ended December 31, 1998
                                                                                                               Schedule II

                                                                         1998                1997               1996
                                                                    ----------------    ---------------    ----------------
Increase  (decrease)  in cash and cash  equivalents
Cash flows  from  operating activities:
   Net loss                                                       $        (679,492)  $       (559,248)  $        (937,903)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
    Equity in loss of subsidiaries                                          421,738            356,422             714,916
    Equity in loss of investees                                              21,525             23,716              95,392
    Compensation expense through stock option plan                                0                  0              13,563
    Change in accrued interest income                                         1,888            (19,283)             14,222
    Depreciation                                                              7,683             12,439              18,366
    Amortization of notes payable discount                                  586,462             48,427              25,528
    Realized investment losses                                                    0                  0             207,051
    Loss from writedown of investee                                               0                  0             315,000
    Change in deferred income taxes                                        (121,495)           414,230             (60,524)
    Change in indebtedness (to) from affiliates, net                          1,433             (1,255)           (104,766)
    Change in other assets and liabilities                                    4,147             (4,398)            (26,256)
                                                                    ----------------    ---------------    ----------------
Net cash provided by operating activities                                   243,889            271,050             274,589
                                                                    ----------------    ---------------    ----------------

Cash flows from investing activities:
    Purchase of stock of affiliates                                               0           (865,877)                  0
    Issuance of notes receivable to affiliates                           (9,120,813)        (1,116,345)           (250,000)
    Capital contribution to affiliate                                             0                  0            (106,000)
                                                                    ----------------    ---------------    ----------------

Net cash used in investing activities                                    (9,120,813)        (1,982,222)           (356,000)
                                                                    ----------------    ---------------    ----------------

Cash flows from financing activities:
    Purchase of treasury stock                                              (26,527)          (926,599)                  0
    Proceeds from issuance of notes payable                                       0          2,560,000                   0
    Payments on notes payable                                            (1,927,952)                 0                   0
    Payment for fractional shares from reverse stock split                        0             (2,381)                  0
    Proceeds from issuance of common stock                               10,999,995                  0                 500
                                                                    ----------------    ---------------    ----------------
Net cash provided by financing activities                                 9,045,516          1,631,020                 500
                                                                    ----------------    ---------------    ----------------

Net increase (decrease) in cash and cash equivalents                        168,592            (80,152)            (80,911)
Cash and cash equivalents at beginning of year                              342,294            422,446             503,357
                                                                    ----------------    ---------------    ----------------
Cash and cash equivalents at end of year                          $         510,886   $        342,294   $         422,446
                                                                    ================    ===============    ================

                               UNITED TRUST, INC.
                                   REINSURANCE
          As of December 31, 1998 and the year ended December 31, 1998

                                                                                                    Schedule IV




--------------------------------------------------------------------------------------------------------------


          Column A                Column B         Column C         Column D          Column E      Column F
          ---------            ---------------   --------------   --------------   ---------------  ----------


                                                                                                    Percentage
                                                   Ceded to          Assumed                        of amount
                                                     other         from other                       assumed to
                                 Gross amount      companies       companies*        Net amount        net


--------------------------------------------------------------------------------------------------------------





Life insurance
   in force                  $  3,424,677,000  $   924,404,000  $ 1,036,005,000  $  3,536,278,000       29.3%
                               ===============   ==============   ==============   ===============



Premiums and policy fees:

   Life insurance            $     30,685,493  $     4,492,304  $        20,091  $     26,213,280        0.1%

   Accident and health
     insurance                        233,025           50,228                0           182,797        0.0%
                               ---------------   --------------   --------------   ---------------


                             $     30,918,518  $     4,542,532  $        20,091  $     26,396,077        0.1%
                               ===============   ==============   ==============   ===============



                               UNITED TRUST, INC.
                                   REINSURANCE
          As of December 31, 1997 and the year ended December 31, 1997

                                                                                                         Schedule IV




------------------------------------------------------------------------------------------------------------------


          Column A                Column B           Column C          Column D          Column E        Column F
          ---------            ----------------   ---------------   ---------------   ----------------   ---------

                                                                                                         Percentage
                                                     Ceded to          Assumed                           of amount
                                                      other           from other                         assumed to
                                  Gross amount      companies         companies*        Net amount         net

------------------------------------------------------------------------------------------------------------------






Life insurance
   in force                  $   3,691,867,000  $  1,022,458,000  $  1,079,885,000  $   3,749,294,000       28.8%
                               ================   ===============   ===============   ================




Premiums and policy fees:

   Life insurance            $      33,133,414  $      4,681,928  $              0  $      28,451,486        0.0%

   Accident and health
     insurance                         240,536            52,777                 0            187,759        0.0%
                               ----------------   ---------------   ---------------   ----------------

                             $      33,373,950  $      4,734,705  $              0  $      28,639,245        0.0%
                               ================   ===============   ===============   ================






*  All  assumed   business   represents  the  Company's   participation  in  the
   Servicemen's Group Life Insurance Program (SGLI).

                               UNITED TRUST, INC.
                                   REINSURANCE
          As of December 31, 1996 and the year ended December 31, 1996

                                                                                                                Schedule IV




------------------------------------------------------------------------------------------------------------------


          Column A                Column B           Column C          Column D          Column E             Column F
          ---------          ----------------   ---------------   ---------------   ----------------   -------------------

                                                                                                             Percentage
                                                     Ceded to          Assumed                               of amount
                                                      other           from other                             assumed to
                                  Gross amount      companies         companies*        Net amount         net

------------------------------------------------------------------------------------------------------------------





Life insurance
   in force                  $   3,952,958,000  $  1,108,534,000  $  1,271,766,000  $   4,116,190,000       30.9%
                               ================   ===============   ===============   ================



Premiums and policy fees:

   Life insurance            $      35,633,232  $      4,896,896  $              0  $      30,736,336        0.0%

   Accident and health
     insurance                         258,377            50,255                 0            208,122        0.0%
                               ----------------   ---------------   ---------------   ----------------

                             $      35,891,609  $      4,947,151  $              0  $      30,944,458        0.0%
                               ================   ===============   ===============   ================







*  All  assumed   business   represents  the  Company's   participation  in  the
   Servicemen's Group Life Insurance Program (SGLI).


                               UNITED TRUST, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 1998, 1997 and 1996

                                                                                                           Schedule V

                                                     Balance at         Additions
                                                      Beginning          Charges                             Balances at
                  Description                         Of Period         and Expenses       Deductions       End of Period
---------------------------------------------------------------------------------------------------------------------------
December 31, 1998

Allowance for doubtful accounts -
     mortgage loans                              $          10,000 $           70,000 $           10,000 $          70,000


December 31, 1997

Allowance for doubtful accounts -
    mortgage loans                               $          10,000 $                0 $                0 $          10,000



December 31, 1996

Allowance for doubtful accounts -
    mortgage loans                               $          10,000 $                0 $                0 $          10,000


                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               UNITED TRUST, INC.
                               ------------------
                                  (Registrant)

/s/  John S. Albin                                               March 23, 1999
-----------------------------------------------------
John S. Albin, Director

/s/  Randall L. Attkisson                                        March 23, 1999
--------------------------------------------------
Randall L. Attkisson, Director

/s/  William F. Cellini                                          March 23, 1999
-----------------------------------------------------
William F. Cellini, Director

/s/  Robert E. Cook                                              March 23, 1999
----------------------------------------------------
Robert E. Cook, Director

/s/  Jesse T. Correll                                            March 23, 1999
----------------------------------------------------
Jesse T. Correll, Director

/s/  Larry R. Dowell                                             March 23, 1999
----------------------------------------------------
Larry R. Dowell, Director

/s/  Donald G. Geary                                             March 23, 1999
--------------------------------------------------
Donald G. Geary, Director

/s/  Raymond L. Larson                                           March 23, 1999
------------------------------------------------
Raymond L. Larson, Director

/s/  Dale E. McKee                                               March 23, 1999
----------------------------------------------------
Dale E. McKee, Director

/s/  Thomas F. Morrow                                            March 23, 1999
-------------------------------------------------
Thomas F. Morrow, Director

/s/  Millard V. Oakley                                           March 23, 1999
-------------------------------------------------
Millard V. Oakley, Director

/s/  Larry E. Ryherd                                             March 23, 1999
-----------------------------------------------------
Larry E. Ryherd, Chairman of the Board,
  Chief Executive Officer and Director

/s/  James E. Melville                                           March 23, 1999
-----------------------------------------------------
James E. Melville, President, Chief
  Operating Officer and Director

/s/  Theodore C. Miller                                          March 23, 1999
----------------------------------------------------
Theodore C. Miller, Chief Financial
  Officer