Form 10-Q
period 1999-09-30
UNITED TRUST INC /IL/
filed 1999-11-10
CIK 832480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to


Commission File No. 0-16867

                            UNITED TRUST GROUP, INC.
                            ------------------------
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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the registrant's common stock as of October 31, 1999 was 3,288,448.

                    UNITED TRUST GROUP, INC. AND SUBSIDIARIES
                                 (The "Company")



                                TABLE OF CONTENTS


Part 1.   Financial Information....................... ........................3


   ITEM 1.  FINANCIAL STATEMENTS...............................................3


     Consolidated Balance Sheets as of September 30, 1999 and
        December 31, 1998......................................................3


     Consolidated Statements of Operations for the nine and three months ended September 30, 1999 and 1998......................................4


     Consolidated Statement of Shareholders'Equity for the Period ended
        September 30, 1999.....................................................5


     Consolidated Statements of Cash Flows for the nine months ende
        September 30, 1999 and 1998............................................6


     Notes to Consolidated Financial Statements................................7


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS......................................16


   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........23


PART II.   OTHER INFORMATION..................................................24


   ITEM 1.  LEGAL PROCEEDINGS.................................................24


   ITEM 2.  CHANGE IN SECURITIES..............................................24


   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................24


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............24


   ITEM 5.  OTHER INFORMATION.................................................24


   ITEM 6.  EXHIBITS..........................................................24


SIGNATURES....................................................................25

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

------------------------------------------------------------------------------------------------------


                                                                       September 30,    December 31,
   ASSETS                                                                 1999              1998
                                                                     ---------------   ---------------
Investments:
Fixed maturities at amortized cost
    (market $148,925,191 and $179,885,379)                        $     149,255,416 $     174,240,848
Investments held for sale:
Fixed maturities, at market
    (cost $27,670,119 and $1,494,636)                                    26,851,666         1,505,406
Equity securities, at market
    (cost $2,886,315 and $2,725,061)                                      2,041,483         2,087,416
Mortgage loans on real estate at amortized cost                          15,628,903        10,941,614
Investment real estate, at cost,
   net of accumulated depreciation                                        6,757,667         8,979,183
Real estate acquired in satisfaction of debt                              1,550,000         1,550,000
Policy loans                                                             14,078,689        14,134,041
Other long-term investments                                                 906,278           906,278
Short-term investments                                                    1,327,261         1,062,796
                                                                     ---------------   ---------------
                                                                        218,397,363       215,407,582

Cash and cash equivalents                                                20,537,648        26,378,463
Investment in affiliates                                                          0         5,549,515
Accrued investment income                                                 3,299,486         3,563,383
Reinsurance receivables:
Future policy benefits                                                   36,359,944        36,965,938
Policy claims and other benefits                                          4,342,914         3,563,963
Current income taxes receivable                                             325,377                 0
Cost of insurance acquired                                               37,877,756        39,307,960
Deferred policy acquisition costs                                         5,536,559         6,324,548
Costs in excess of net assets purchased,
net of accumulated amortization                                           1,486,358         2,642,210
Property and equipment,
   net of accumulated depreciation                                        3,068,223         3,179,203
Other assets                                                                693,296           941,656
                                                                     ---------------   ---------------
         TOTAL ASSETS                                             $     331,924,924 $     343,824,421
                                                                     ===============   ===============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits                                            $     245,985,686 $     248,391,753
Policy claims and benefits payable                                        2,998,489         2,183,434
Other policyholder funds                                                  1,723,925         2,150,632
Dividend and endowment accumulations                                     14,598,532        15,329,048
Income taxes payable:
Current                                                                           0           115,785
Deferred                                                                  9,679,764         9,438,758
Notes payable                                                             6,351,943         9,529,138
Indebtedness to affiliates, net                                                   0            22,244
Other liabilities                                                         5,228,645         5,890,059
                                                                     ---------------   ---------------
         TOTAL LIABILITIES                                              286,566,984       293,050,851
                                                                     ---------------   ---------------
Minority interests in consolidated subsidiaries                           9,198,584        25,412,259
                                                                     ---------------   ---------------

Shareholders' equity:
Common stock - no par value, stated value $.02 per share
Authorized 7,000,000 shares - 3,288,448 and 2,490,438 shares
issued after deducting treasury shares of 47,507 and 28,000                  65,769            49,809
Additional paid-in capital                                               37,688,712        27,403,172
Accumulated deficit                                                        (675,605)       (1,814,818)
Accumulated other comprehensive income (loss)                              (919,520)         (276,852)
                                                                     ---------------   ---------------
TOTAL SHAREHOLDERS' EQUITY                                               36,159,356        25,361,311
                                                                     ---------------   ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $     331,924,924 $     343,824,421
                                                                     ===============   ===============

                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

                                                     Three Months Ended                      Nine Months Ended
                                                      September 30,      September 30,       September 30,       September 30,
                                                          1999                1998                1999               1998
                                                     ----------------   -----------------   -----------------   ----------------
Revenues:

Premiums and policy fees                          $        6,414,356 $         7,504,326 $        20,116,924 $       24,154,829
Reinsurance premiums and policy fees                      (1,077,236)         (1,260,457)         (3,067,023)        (3,568,400)
Net investment income                                      3,628,538           3,791,774          10,872,137         11,305,186
Realized investment gains and (losses), net                  (44,635)           (433,084)           (384,290)          (835,488)
Other income                                                  43,337             164,967             398,205            495,224
                                                     ----------------   -----------------   -----------------   ----------------
                                                           8,964,360           9,767,526          27,935,953         31,551,351

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life                                                       5,610,839           6,044,255          17,416,173         17,588,570
Reinsurance benefits and claims                           (1,358,420)           (961,031)         (2,841,454)        (2,058,464)
Annuity                                                      358,796             352,619           1,059,957          1,095,033
Dividends to policyholders                                   253,155             781,429             913,819          2,706,633
Commissions and amortization of deferred
policy acquisition costs                                     631,863             824,516           2,138,360          2,644,751
Amortization of cost of insurance acquired                   439,006             497,926           1,430,204          1,718,370
Operating expenses                                         1,678,571           1,953,061           5,641,564          6,428,800
Interest expense                                             152,146             479,180             511,478          1,448,988
                                                     ----------------   -----------------   -----------------   ----------------
                                                           7,765,956           9,971,955          26,270,101         31,572,681

Income before income taxes, minority interest
and equity in earnings of investees                        1,198,404            (204,429)          1,665,852            (21,330)

Income tax (expense) credit                                 (112,544)            880,800            (345,799)         1,001,812
Minority interest in income of
consolidated subsidiaries                                   (202,589)           (351,811)           (234,395)          (447,072)
Equity in earnings of investees                                    0             133,442              53,555            267,737

                                                     ----------------   -----------------   -----------------   ----------------
Net income                                        $          883,271 $           458,002 $         1,139,213 $          801,147
                                                     ================   =================   =================   ================

Basic earnings per share from continuing
   operations and net income                      $             0.29 $              0.28 $              0.42 $             0.49
                                                     ================   =================   =================   ================

Diluted earnings per share from continuing
operations and net income                         $             0.29 $              0.27 $              0.45 $             0.50
                                                     ================   =================   =================   ================
Basic weighted average shares outstanding                  3,070,691           1,627,200           2,685,982          1,627,644
                                                     ================   =================   =================   ================
Diluted weighted average shares outstanding                3,275,722           1,833,562           2,891,013          1,834,006
                                                     ================   =================   =================   ================

                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                     For the Period ended September 30,1999

------------------------------------------------------------------------------------------------------------------------

Common stock
  Balance, beginning of year                                 $            49,809
  Issued during year                                                      16,350
  Purchase treasury stock                                                   (390)
                                                               ------------------
  Balance, end of period                                                  65,769
                                                               ------------------

Additional paid-in capital
  Balance, beginning of year                                          27,403,172
  Issued during year                                                  10,435,105
  Purchase treasury stock                                               (149,565)
                                                               ------------------
  Balance, end of period                                              37,688,712
                                                               ------------------

Retained earnings (accumulated deficit)
  Balance, beginning of year                                          (1,814,818)
  Net income                                                           1,139,213       $         1,139,213
                                                               ------------------        ------------------
  Balance, end of period                                                (675,605)
                                                               ------------------

Accumulated other comprehensive income (loss)
  Balance, beginning of year                                            (276,852)
  Unrealized depreciation on securities                                                           (642,668)
  Foreign currency translation adjustments                                                               0
  Minimum pension liability adjustment                                                                   0
                                                                                         ------------------
  Other comprehensive income (loss)                                     (642,668)                 (642,668)
                                                               ------------------        ------------------
  Comprehensive income                                                                 $           496,545
                                                                                         ==================
  Balance, end of period                                                (919,520)
                                                               ------------------

Total shareholder's equity, end of period                    $        36,159,356
                                                               ==================

                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------------------------

                                                                     Nine Months Ended
                                                                     September 30,   September 30,
                                                                         1999            1998
                                                                     -------------   -------------

Increase  (decrease)  in cash and cash  equivalents
Cash flow from  operating activities:
Net income                                                        $     1,139,213 $       801,147
Adjustments to reconcile net income to net cash provided by
(used  in)  operating  activities  net of  changes  in  assets and  liabilities
resulting from the sales and purchases of subsidiaries:
Amortization/accretion of fixed maturities                                400,693         507,219
Realized investment (gains) losses, net                                   384,290         835,488
Policy acquisition costs deferred                                        (570,000)       (650,000)
Amortization of deferred policy acquisition costs                       1,357,989       1,551,879
Amortization of cost of insurance acquired                              1,430,204       1,718,370
Amortization of costs in excess of net
  assets purchased                                                         67,500          67,500
Depreciation                                                              383,716         357,682
Minority interest                                                         234,395         447,072
Equity in earnings of investees                                           (53,555)       (267,737)
Change in accrued investment income                                       263,897        (332,892)
Change in reinsurance receivables                                        (172,957)        649,332
Change in policy liabilities and accruals                              (1,791,318)       (118,794)
Charges for mortality and administration of
  universal life and annuity products                                  (8,077,001)     (8,116,570)
Interest credited to account balances                                   4,825,505       5,322,471
Change in income taxes payable                                           (200,156)     (1,014,467)
Change in indebtedness (to) from affiliates, net                          (22,244)         15,314
Change in other assets and liabilities, net                              (392,841)        (22,087)
                                                                     -------------   -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      (792,670)      1,750,927

Cash  flows  from  investing  activities:
Proceeds  from  investments  sold and matured:
Fixed maturities held for sale                                          1,430,000         164,097
Fixed maturities sold                                                           0               0
Fixed maturities matured                                               26,259,579      32,371,454
Equity securities                                                               0         450,000
Mortgage loans                                                          5,482,076         943,156
Real estate                                                             2,250,413       1,039,924
Policy loans                                                            2,482,926       2,941,532
Short-term                                                              1,236,251       1,581,203
                                                                     -------------   -------------
Total proceeds from investments sold and matured                       39,141,245      39,491,366
Cost of investments acquired:
Fixed maturities held for sale                                        (27,623,353)              0
Fixed maturities                                                       (1,643,871)    (25,166,178)
Equity securities                                                        (161,256)        (79,053)
Mortgage loans                                                        (10,119,365)     (1,577,694)
Real estate                                                              (526,955)       (941,618)
Policy loans                                                           (2,427,574)     (2,706,606)
Other long-term investments                                                     0         (66,212)
Short-term                                                             (1,502,210)              0
                                                                     -------------   -------------
Total cost of investments acquired                                    (44,004,584)    (30,537,361)
Purchase of property and equipment                                       (171,775)        (89,424)
                                                                     -------------   -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (5,035,114)      8,864,581

Cash flows from financing activities:
Policyholder contract deposits                                         10,967,503      11,989,493
Policyholder contract withdrawals                                      (8,672,924)     (9,812,952)
Purchase of treasury stock                                               (149,955)        (26,527)
Purchase of stock of subsidiaries                                         (49,768)              0
Cash received in merger                                                   607,508               0
Payments of principal on notes payable                                 (2,715,395)       (480,965)
                                                                     -------------   -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       (13,031)      1,669,049
                                                                     -------------   -------------

Net increase (decrease) in cash and cash equivalents                   (5,840,815)     12,284,557
Cash and cash equivalents at beginning of period                       26,378,463      16,105,933
                                                                     -------------   -------------
Cash and cash equivalents at end of period                        $    20,537,648 $    28,390,490
                                                                     =============   =============

                            See accompanying notes.

                    UNITED TRUST GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1.       BASIS OF PRESENTATION

On July 26, 1999 United  Income,  Inc.  (UII),  merged into United  Trust,  Inc.
(UTI). Immediately following the merger, United Trust Group Inc. (UTG), which was then 100% owned by UTI, was liquidated and UTI changed its name to United Trust Group, Inc. (UTG). The accompanying consolidated financial statements have been prepared by ("UTG") and its consolidated subsidiaries ("Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate to make the information presented not be misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto presented in each Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

The information furnished reflects, in the opinion of the Company, all adjustments (which include only normal and recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company's future financial condition.

At September 30, 1999, the parent, significant subsidiaries and affiliates of UTG were as depicted on the following organizational chart.






United Trust Group, Inc. ("UTG") is the ultimate  controlling  company. UTG owns
81% of First Commonwealth Corporation ("FCC") and 100% of Roosevelt Equity Corporation ("REC"). FCC owns 100% of Universal Guaranty Life Insurance Company ("UG"). UG owns 100% of United Security Assurance Company ("USA"). USA owns 86% of Appalachian Life Insurance Company ("APPL") and APPL owns 100% of Abraham Lincoln Insurance Company ("ABE").

2.       INVESTMENTS

As of September 30, 1999, fixed maturities and fixed maturities held for sale represented 81% of total invested assets. As prescribed by the various state insurance department statutes and regulations, the insurance companies' investment portfolio is required to be invested in investment grade securities to provide ample protection for policyholders. The Company does not invest in so-called "junk bonds" or derivative investments. The liabilities of the insurance companies are predominantly long-term in nature and therefore, the companies invest primarily in long-term fixed maturity investments. The Company has analyzed its fixed maturity portfolio and reclassified those securities expected to be sold prior to maturity as investments held for sale. The investments held for sale are carried at market value. Management has the intent and ability to hold its fixed maturity portfolio to maturity and as such carries these securities at amortized cost. As of September 30, 1999, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.


3.       NOTES PAYABLE

At September 30, 1999 and December 31, 1998, the Company had $6,351,943 and $9,529,138 in long-term debt outstanding, respectively. The debt is comprised of the following components:

                                           1999           1998
                                       -------------  -------------
Senior debt                         $        25,000 $      100,000
Subordinated 10 yr. notes                   840,000      2,267,067
Subordinated 20 yr. notes                 2,024,643      3,252,071
Convertible debentures                      902,300              0
Convertible notes                         2,560,000      2,560,000
Other notes payable                               0      1,350,000
                                       -------------  -------------
                                    $     6,351,943 $    9,529,138
                                       =============  =============

A.  SENIOR DEBT

The senior debt is through National City Bank (formerly First of America Bank - Illinois NA) and is subject to a credit agreement. The debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by National City Bank from time to time as its "base lending rate." The base rate at September 30, 1999 was 8.25%. Interest is paid quarterly. During second quarter 1999 the Company prepaid a $75,000 principal payment. The remaining principal balance of $25,000 will be payable on or before the debt maturity date of May 8, 2005, and is being maintained to keep the Company's credit relationship with National City Bank in place.

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

B.  SUBORDINATED DEBT

The subordinated debt was incurred June 16, 1992 as a part of the acquisition of the now dissolved Commonwealth Industries Corporation, (CIC). The 10-year notes bear interest at the rate of 7 1/2% per annum, payable semi-annually beginning December 16, 1992. These notes, except for one $840,000 note, provide for principal payments equal to 1/20th of the principal balance due with eac interest installment beginning December 16, 1997, with a final payment due June 16, 2002. The aforementioned $840,000 note provides for a lump sum principal payment due June 16, 2002. The original 20-year notes bear interest at the rate of 8 1/2% per annum on $2,747,109 and 8.75% per annum on $504,962 payable semi-annually with a lump sum principal payment due June 16, 2012. During second quarter, 1999, the Company prepaid $2,640,000 of its nonaffiliated debt consisting of the remaining 10 year notes excepting the $840,000 note, all of the twenty year notes with 8.75% interest rates and $708,366 of the 8.5% 20 year notes. In the third quarter of 1999 an additional 20 year, 8.5% note, in the amount of $14,100 was retired as a result of the merger of UII into UTG.

C.  CONVERTIBLE DEBENTURES

In early 1994, UII received $902,300 from the sale of Debentures. The Debentures were issued pursuant to an indenture between UII and National City Bank (formerly First of America Bank - Southeast Michigan, N.A.), as trustee. The Debentures are general unsecured obligations of UII, subordinate in right of payment to any existing or future senior debt of UII. The Debentures are exchangeable and transferable, and were convertible at any time prior to March 31, 1999 into UII's Common Stock at a conversion price of $25.00 per share, subject to adjustment in certain events. The conversion right has now expired without any conversions taking place. The Debentures bear interest from March 31, 1994, payable quarterly, at a variable rate equal to one percentage point above the prime rate published in the Wall Street Journal from time to time. On or after March 31, 1999, the Debentures will be redeemable at UII's option, in whole or in part, at redemption prices declining from 103% of their principal amount. No sinking fund will be established to redeem Debentures. The Debentures will mature on March 31, 2004. The Debentures are not listed on any national securities exchange, and became obligations of UTG with the merger of UII into UTG.

D.  CONVERTIBLE NOTES

On July 31, 1997, UTG issued convertible notes for cash in the amount of $2,560,000 to seven individuals, all officers or employees of UTG. The notes bear interest at a rate of 1% over prime, with interest payments due quarterly and principal due upon maturity of July 31, 2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years. On March 1, 1999, First Southern Bancorp, Inc., an affiliate of First Southern Funding, LLC, acquired all the outstanding UTI convertible notes from the original holders. Pursuant to an agreement, First Southern Bancorp, Inc. will convert the notes to common stock by July 31, 2000.

E.  OTHER NOTES PAYABLE

UII held three promissory notes receivable totaling $1,350,000 due from FCC. Two of the notes, totaling $850,000, bear interest at the rate of 1% over prime as published in the Wall Street Journal, with interest payments due quarterly. Principal of $150,000 was due upon the maturity date of June 1, 1999 which has now been extended to a maturity date of June 30, 2002, with the remaining principal payment of $700,000 becoming due upon the maturity date of May 8, 2006. The third note in the amount of $500,000 bears interest at the rate of 7.5%, with interest payments due quarterly and principal due upon the maturity date of March 31, 2004. The three promissory notes held by UII became assets of UTG as a result of the merger of UII into UTG. These notes are now eliminated in consolidation pursuant to rules governing inter-company activities of consolidated entities.

Scheduled principal reductions on the Company's total outstanding debt for the next five years is as follows:

                         Year                     Amount
                         ----                     ------

                         1999             $                    0
                         2000                            0
                         2001                            0
                         2002                      840,000
                         2003                            0

4.  CAPITAL STOCK TRANSACTIONS


A.  STOCK OPTION PLANS

In 1985, UTG initiated a nonqualified stock option plan for employees, agents and directors of the Company under which options to purchase up to 44,000 shares of UTG's common stock are granted at a fixed price of $.20 per share. Options for 42,438 shares have been granted and exercised. At the September 21, 1999 board meeting, the Directors of UTG voted to discontinue UTG's stock option plan, leaving options for 1,562 shares ungranted and therefore ultimately forfeited. There were no stock options granted, exercised or exercisable through September 30, 1999 and December 31, 1998.

UII had a stock option plan, which was assumed by UTG through the merger with UII, under which certain directors, officers and employees may be issued options to purchase up to 31,500 shares of common stock at $13.07 per share. Options become exercisable at 25% annually beginning one year after date of grant and expire generally in five years. In November 1992, 10,437 option shares were granted. At September 30, 1999, options for 451 shares were exercisable and options for 20,576 shares were available for grant. At the September 21, 1999 board meeting, the Directors of UTG voted to discontinue this stock option plan, leaving options for 20,576 shares ungranted and therefore ultimately forfeited.

A summary of the status of UTG's stock option plan for the periods ended September 30, 1999 and December 31, 1998, and changes during the periods ending on those dates is presented below.


                                                                 1999                              1998
  ---------------------------------------------- ------------------ ---------------- ---------------- ---------------
                                                                       EXERCISE                          EXERCISE
                                                      SHARES             PRICE           SHARES           PRICE
  ---------------------------------------------- ------------------ ---------------- ---------------- ---------------
  Outstanding at beginning of period                    451             $ 13.07            451           $ 13.07
  ---------------------------------------------- ------------------ ---------------- ---------------- ---------------
  Granted                                                  0               0.00               0              0.00
  ---------------------------------------------- ------------------ ---------------- ---------------- ---------------
  Exercised                                                0               0.00               0              0.00
  ---------------------------------------------- ------------------ ---------------- ---------------- ---------------
  Forfeited                                                0               0.00               0              0.00
  ---------------------------------------------- ------------------ ---------------- ---------------- ---------------
  Outstanding at end of period                          451             $ 13.07            451           $ 13.07
  ---------------------------------------------- ------------------ ---------------- ---------------- ---------------


The following information applies to options outstanding at September 30, 1999:

Number Outstanding                                           451
Exercise Price                                            $13.07
Remaining contractual life on 430 options               1/2 year
Remaining contractual life on   21 options                1 year


On January 15, 1991 UII adopted an additional Non-Qualified Stock Option Plan, assumed by UTG through the UII merger, under which certain employees and sales personnel may be granted options. The plan provides for the granting of up to 42,000 options at an exercise price of $.47 per share. The options generally expire five years from the date of grant. Options for 10,220 shares of common stock were granted in 1991, options for 1,330 shares were granted in 1993 and options for 301 shares were granted in 1995. A total of 11,620 option shares have been exercised through September 30, 1999. At September 30, 1999, 231 options have been granted and remain exercisable. At the September 21, 1999 board meeting, the Directors of UTG voted to discontinue this stock option plan, leaving options for 30,149 shares ungranted and therefore ultimately forfeited.

A summary of the status of UTG's stock option plan for the periods ended September 30, 1999 and December 31, 1998, and changes during the periods ending on those dates is presented below.

                                                                  1999                           1998
  ---------------------------------------------- ------------------ ---------------- ---------------- ---------------
                                                                       EXERCISE                          EXERCISE
                                                      SHARES             PRICE           SHARES           PRICE
  ---------------------------------------------- ------------------ ---------------- ---------------- ---------------
  Outstanding at beginning of period                    231             $ 0.47             231            $ 0.47
  ---------------------------------------------- ------------------ ---------------- ---------------- ---------------
  Granted                                                  0               0.00               0              0.00
  ---------------------------------------------- ------------------ ---------------- ---------------- ---------------
  Exercised                                                0               0.00               0              0.00
  ---------------------------------------------- ------------------ ---------------- ---------------- ---------------
  Forfeited                                                0               0.00               0              0.00
  ---------------------------------------------- ------------------ ---------------- ---------------- ---------------
  Outstanding at end of period                          231             $ 0.47             231            $ 0.47
  ---------------------------------------------- ------------------ ---------------- ---------------- ---------------


The following information applies to options outstanding at September 30, 1999:

Number Outstanding                                           231
Exercise Price                                            $ 0.47
Remaining contractual life                              1/2 year


B.  DEFERRED COMPENSATION PLAN

UTG and FCC established a deferred compensation plan during 1993 pursuant to which an officer or agent of FCC, or affiliates of UTG, could defer a portion of their income over the next two and one-half years in return for a deferred compensation payment payable at the end of seven years in the amount equal to the total income deferred plus interest at a rate of approximately 8.5% per annum, and a stock option to purchase shares of common stock of UTG. At the beginning of the deferral period an officer or agent received an immediately exercisable option to purchase 2,300 shares of UTG common stock at $17.50 per share for each $25,000 ($10,000 per year for two and one-half years) of total income deferred. The option expires on December 31, 2000. A total of 105,000 options were granted in 1993 under this plan. As of September 30, 1999 no options were exercised. At September 30, 1999 and December 31, 1998, the Company held a liability of $1,588,332 and $1,494,520, respectively, relating to this plan. At September 30, 1999, UTG common stock had a market price of $8.125 per share.

The following information applies to deferred compensation plan stock options outstanding at September 30, 1999:

      Number outstanding                                                 105,000
      Exercise price                                                      $17.50
      Remaining contractual life                                      1.25 years


C.  CONVERTIBLE NOTES

On July 31, 1997, UTG issued convertible notes for cash in the amount of $2,560,000 to seven individuals, all officers or employees of UTG. The notes bear interest at a rate of 1% over prime, with interest payments due quarterly and principal due upon maturity of July 31, 2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years. As of September 30, 1999, the notes were convertible into 204,800 shares of UTG common stock with no conversion privileges having been exercised. At September 30, 1999, UTG common stock had a market price of $8.125 per share. On March 1, 1999, First Southern Bancorp, Inc., an affiliate of First Southern Funding, LLC, acquired all the outstanding UTG convertible notes from the original holders. Pursuant to an agreement, First Southern Bancorp, Inc. will convert the notes to common stock by July 31, 2000.

D.       STOCK OPTIONS

At the time of the closing on the UTG stock sale to First Southern Funding, LLC ("FSF") and its affiliates on November 20, 1998, and as part of the transaction, UTG granted, for nominal consideration, an irrevocable, exclusive option to FSF to purchase up to 1,450,000 shares of UTG common stock for a purchase price in cash equal to $15.00 per share, with such option to expire on July 1, 2001. As of September 30, 1999, no options were exercised. At September 30, 1999, UTG common stock had a market value of $8.125 per share.

     The following information applies to options outstanding at September 30, 1999:

     Number outstanding                                                1,450,000
     Exercise price                                                      $ 15.00
     Remaining contractual life                                      1 3/4 years


5.       EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations as presented on the income statement.

                                                                   For the YTD period ended September 30, 1999
                                                             --------------- ------ ------------------ ---- -----------------
                                                                 Income                  Shares                Per-Share
                                                              (Numerator)             (Denominator)              Amount
                                                             ---------------        ------------------      -----------------
BASIC EPS
Income available to common shareholders                   $      1,139,213                 2,685,982     $            0.42
                                                                                                            =================

EFFECT OF DILUTIVE SECURITIES
Convertible notes                                                  169,644                   204,800
Options                                                                                          231
                                                             ---------------        ------------------

DILUTED EPS
Income   available  to  common   shareholders   and       $
assumed conversions                                              1,308,857                 2,891,013     $            0.45
                                                             ===============        ==================      =================



                                                                 For the third quarter ended September 30, 1999
                                                             --------------- ------ ------------------ ---- -----------------
                                                                 Income                  Shares                Per-Share
                                                              (Numerator)             (Denominator)              Amount
                                                             ---------------        ------------------      -----------------
BASIC EPS
Income available to common shareholders                   $        883,271                 3,070,691     $            0.29
                                                                                                            =================

EFFECT OF DILUTIVE SECURITIES
Convertible notes                                                   57,592                   204,800
Options                                                                                          231
                                                             ---------------        ------------------

DILUTED EPS
Income   available  to  common   shareholders   and       $
assumed conversions                                                940,863                 3,275,722     $            0.29
                                                             ===============        ==================      =================
                                       12



                                                                   For the YTD period ended September 30, 1998
                                                             --------------- ------ ------------------ ---- -----------------
                                                                 Income                  Shares                Per-Share
                                                              (Numerator)             (Denominator)              Amount
                                                             ---------------        ------------------      -----------------
BASIC EPS
Income available to common shareholders                   $        801,147                 1,627,644     $            0.49
                                                                                                            =================

EFFECT OF DILUTIVE SECURITIES
Convertible notes                                                  118,236                   204,800
                                                             ---------------        ------------------


DILUTED EPS
Income   available  to  common   shareholders   and       $
assumed conversions                                                919,383                 1,834,006     $            0.50
                                                             ===============        ==================      =================



                                                                 For the third quarter ended September 30, 1998
                                                             --------------- ------ ------------------ ---- -----------------
                                                                 Income                  Shares                Per-Share
                                                              (Numerator)             (Denominator)              Amount
                                                             ---------------        ------------------      -----------------
BASIC EPS
Income available to common shareholders                   $        458,002                 1,627,200     $            0.28
                                                                                                            =================

EFFECT OF DILUTIVE SECURITIES
Convertible notes                                                   39,847                   204,800
                                                             ---------------        ------------------


DILUTED EPS
Income   available  to  common   shareholders   and       $        497,849
assumed conversions                                                                        1,833,562     $            0.27
                                                             ===============        ==================      =================



UTG has stock options outstanding during the third quarter of 1999 and 1998 for 105,000 shares of common stock at $17.50 per share, options for 1,450,000 and 0 shares of common stock respectively at $15.00 per share, and 451 shares of common stock at $13.07 per share, that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares. On March 31, 1999 the conversion privilege of the convertible debenture bonds expired. As such, as of the expiration date of the conversion privilege, these securities are no longer considered a dilutive instrument for the calculation of diluted earnings per share.


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

Under the insurance guaranty fund laws in most states, insurance companies doing business in a participating state can be assessed up to prescribed limits for policyholder losses incurred by insolvent or failed insurance companies. Although the Company cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer's financial strength. Mandator assessments may be partially recovered through a reduction in future premium tax in some states. The Company does not believe such assessments will be materially different from amounts already provided for in the financial statements.

The Company and its subsidiaries are named as defendants in a number of legal actions arising primarily from claims made under insurance policies. Those actions have been considered in establishing the Company's liabilities. Management is of the opinion that the settlement of those actions will not have a material adverse effect on the Company's financial position or results of operations.


7.       OTHER CASH FLOW DISCLOSURE

On a cash basis, the Company paid $440,017 and $1,296,947 in interest expense during the first nine months of 1999 and 1998, respectively. The Company paid $544,318 and $15,730 in federal income tax during the first nine months of 1999 and 1998, respectively.


8. MERGER OF UNITED TRUST, INC. AND UNITED INCOME, INC.

On March 25, 1997, the Board of Directors of UTI and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, UTI would be the surviving entity with UTI issuing one share of its stock for each share held by UII shareholders.

UTI owned 53% of United Trust Group, Inc., an insurance holding company, and UII owned 47% of United Trust Group, Inc. At the time the decision to merge was made, neither UTI nor UII had any other significant holdings or business dealings. The Board of Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders. The merger will result in certain cost savings, primarily related to costs associated with maintaining a corporation in good standing in the states in which it transacts business.

A vote of the shareholders of UTI and UII regarding the proposed merger occurred on July 26, 1999, with shareholders of both companies approving the transaction. UTI issued 817,517 shares of its authorized but unissued common stock to former UII shareholders, exclusive of any dissenter shareholders, in the merger. Immediately following the merger, United Trust Group, Inc. (UTG), which was then 100% owned by UTI, was liquidated and UTI changed its name to United Trust Group, Inc.

The merger of UII was accounted for as a purchase of UII and was valued at $12.74 per share. This value was determined using the average price of UTI shares issued on November 20, 1998 in a separate transaction with First Southern Funding LLC, an outside third party. The purchase price is comprised of the following components:

         Investments                                                         $         62,279,460
         Cash and cash equivalents                                                      4,830,171
         Accrued investment income                                                      1,029,741
         Reinsurance receivables                                                       11,291,237
         Cost of insurance acquired                                                    13,265,699
         Costs in excess of net assets purchased                                          868,750
         Property and equipment                                                           868,652
         Other assets                                                                     672,427
                                                                                ------------------
         Total assets                                                                  95,106,137

         Policy liabilities and accruals                                             (74,427,627)
         Income taxes payable - current and deferred                                  (2,140,155)
         Notes payable                                                                (3,865,344)
         Other liabilities                                                            (1,521,989)
         Minority interests                                                           (2,699,567)
                                                                                ------------------
         Net purchase price                                                  $         10,451,455
                                                                                ==================

The following table summarizes certain unaudited operating results of UTG as though the merger transaction had taken place on January 1, 1999 and 1998, respectively.

                                                              September 30, 1999    December 31, 1998
         Total revenues                                       $        27,733,535   $       40,250,810
         Total benefits and other expenses                    $        25,913,981   $       46,206,060
         Operating income                                     $         1,819,554   $       (5,955,250)
         Net Income                                           $         1,270,898   $         (829,784)
         Basic earnings per share                             $             0.38    $           (0.33)
         Diluted earnings per share                           $             0.41    $           (0.33)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report. The Company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of UTG and its subsidiaries at September 30, 1999.

On July 26, 1999, the shareholders of UTI and UII approved a plan of merger. In the transaction, UTI issued 817,517 shares of its authorized but unissued common stock to former UII shareholders, exclusive of any dissenter shareholders. Immediately following the merger, United Trust Group, Inc., which was then 100% owned by UTI, was liquidated and UTI changed its name to United Trust Group, Inc. (UTG). The merger had little effect on a majority of the individual line items of the financial statements. UII's primary asset was its equity ownership of United Trust Group, Inc., which was already a consolidated subsidiary of UTI. The primary changes to UTI from the merger was the increase in capital from the shares issued and a decrease to the minority interest liability, representing the minority share of UTG that UII owned prior to the merger.


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


RESULTS OF OPERATIONS
---------------------

 (A) REVENUES

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased 17% when comparing the first nine months 1999 to 1998 and 15% comparing third quarter only results. The Company currently writes little new traditional business, consequently, traditional premiums will decrease as the amount of traditional business in-force decreases. Collected premiums on universal life and interest sensitive products is not reflected in premiums and policy revenues because Generally Accepted Accounting Principles ("GAAP") requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless the Company acquires a block of in-force business or marketing changes its focus to traditional business, premium revenue will continue to decline.

During 1998, the Boards of UG and USA approved a permanent premium reduction on certain of its participating products in force commonly referred to as the initial contract and the presidents plan. The premium reduction was generally 20% with 35% used on initial contract plans of UG with original issue ages less than 56 years old. The dividends were also reduced, and the net effect to the policyholder was a slightly lower net premium. This change became effective with the 1999 policy anniversary. This action was taken by the Boards to ensure these policyholders will be protected in future periods from potential dividend reductions at least to the extent of the permanent premium reduction amount. By reducing the required premium payment, it makes replacement activity by other insurance companies more difficult as ongoing premium payments are compared from the current policy to a potential replacement policy. This premium reduction accounted for approximately 10% of the total premium revenue decline. A corresponding decline is reflected in the policy benefits line item dividends to policyholders.

Net investment income decreased 4% when comparing the first nine months of 1999 to 1998 and 4% comparing third quarter results. The decrease in net investment income is due to the decline of the national prime rate during September and October of 1998. During September and October of 1998, the national prime rate declined three quarters of one percent (.75%). This decline reduced yields on investments available in the marketplace in which the Company invests primarily fixed maturities. The interest rate environment is improving in 1999. The national prime rate rose a total of one half of one percent (.50%) in July and August of 1999. Changes in the national prime rate may impact net investment income in the future. Approximately 22.2% of the total fixed maturity portfolio will mature within the next year, with another 58.0% maturing in the next two to five years. The Company has recently begun looking at the mortgage loan market for possible investments, due to our affiliation with First Southern Funding and its affiliates ("FSF"). FSF is the largest shareholder of UTG. Our affiliation with FSF provides additional resources in the mortgage loan market. FSF is in the banking industry and has experience and expertise in underwriting commercial and residential mortgage loans. The Company believes it can issue or acquire loans, which will provide attractive yields while maintaining high quality and low risk.

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

(B)  EXPENSES

Life benefits, net of reinsurance benefits and claims, are 14% lower in 1999 compared to 1998 for the nine months results and 22% lower for the third quarter results. Two events occurred in 1999, which differ from 1998 experience. The decrease in premium revenues from normal policy terminations resulted in lower benefit reserve increases in the current period. Additionally, the premium reduction on certain participating policies resulted in a lower dividend to policyholders expense than in the previous year. See discussion above in premiums and policy fee revenues for a more detailed explanation of this event. Policyholder benefits increased due to an increase in death benefit claims of $531,000 from the prior year nine month period but declined $727,000 from the prior third quarter period. There is no single event that caused the mortality variances. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management. At the March 1999 Board of Directors meeting, the Board lowered crediting rates one half percent on all products that could be lowered. This adjustment was in response to continued declines in interest rates in the marketplace. The change will result in interest crediting reductions of approximately $600,000 per year. Policy interest crediting rate changes become effective on an individual policy basis on the next policy anniversary. Therefore, it will take a full year from the time the change is determined for the full impact of such change to be realized.

Operating expenses decreased 12% in 1999 compared to 1998 for the nine month period and decreased 14% for the third quarter only period. The decrease in operating expenses is due in part, to a decrease in salaries from staff reduction. In most instances, the workload was absorbed into the remaining workforce. First year sales production has shown a declining trend in the last three years. The Company has tried a variety of solutions to bolster new sales production including additional training, home office assistance in providing leads on prospective clients and a review of current product offerings. First year production in the first quarter of 1999 resulted in cash received from new sales of only 54% of that received in first quarter 1998, or $560,000 less. With continued declining new business, costs associated with supporting new business, primarily salary costs, as a percentage of new business received continued to grow. In March of 1999, the Company determined it could no longer continue to support these fixed costs in light of the new business trend and no indication it would reverse any time soon. It was determined these fixed costs should be reduced to be commensurate with the level of new sales production activity currently being experienced. As such, in March 1999 seven employees of the Company (approximately 8% of the total staff), were terminated due to lack of business activity. This action resulted in expense savings of approximately $275,000 per year.

Interest expense decreased 65% in 1999 compared to 1998 for the first nine months and 68% when comparing third quarter. In November 1998, UTI received approximately $11,000,000 from the issuance of common stock to First Southern Funding and its affiliates. These funds were used to retire nonaffiliated debt. Additionally, with the new capital and expectations of future growth, management has formulated a plan to repay the remaining nonaffiliated debt within the next two years. At September 30, 1999, UTG had $6,351,943 in notes payable. On March 1, 1999, First Southern acquired the $2,560,000 of UTI convertible debt outstanding from the seven officers and employees who previously held the notes. Pursuant to the terms of an agreement with First Southern, this debt will be converted to equity by July 31, 2000. This results in $3,791,943 of nonaffiliated debt remaining to be repaid. The Company believes this can be accomplished in the next two years through dividends from the subsidiaries, namely dividends to FCC from UG and from expected operating cashflows. During second quarter 1999, UTI and FCC retired $2,715,395 of nonaffiliated debt. This was accomplished through an ordinary dividend from its subsidiary, UG of $2,000,000 and from operating cash available.

The provision for income taxes reflected a significant change from the same periods one year ago. This is the result of changes in the deferred tax liability. Deferred taxes are established to recognize future tax effects attributable to temporary differences between the financial statements and the tax return. As these differences are realized in the financial statement or tax return, the deferred income tax established on the difference is recognized in the financial statements as an income tax expense or credit. Several of the companies within the group, including the life insurance companies, have federal net operating loss carryforwards for tax purposes for which no deferred tax asset is recognized in the financial statements as an allowance has been established against this asset. In periods in which a portion of the tax loss carryforward is utilized, no deferred tax expense is recorded due to this allowance. The 1998 results utilized a larger portion of the tax loss carryforwards than the 1999 results. Additionally, in 1999, the tax loss carryforwards of some of the companies are fully utilized resulting in the companies becoming taxable.

(C)  NET INCOME

The Company had a first nine month net income of $1,139,213 in 1999 compared to $801,147 in 1998, and a third quarter net income of $883,271 in 1999 compared to $458,002 in 1998. Lower interest expense costs from the retirement of nonaffiliated debt, lower operating costs and lower policy reserve increases, partially offset by increased death claim experience and an increase in income tax expense, contributed to the difference in earnings.

FINANCIAL CONDITION
-------------------

Total shareholder's equity increased approximately 43% as of September 30, 1999 compared to December 31, 1998. This is primarily the result of the additional shares of common stock issued by UTG in the merger of UII. The merger resulted in an increase in equity of $10,451,000.

Investments represent approximately 66% and 63% of total assets at September 30, 1999 and December 31, 1998, respectively. Accordingly, investments are the largest asset group of the Company. The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for an one type of investment. In light of these statutes and regulations, and the Company's business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and corporate securities rated investment grade by established nationally recognized rating organizations.

The liabilities are predominantly long-term in nature and therefore, the Company invests in long-term fixed maturity investments that are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or "junk bonds". As of September 30, 1999, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities it may sell and classified them as "investments held for sale". Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity. To provide additional flexibility and liquidity, the Company has categorized almost all fixed maturity investments acquired in the first nine months of 1999 as available for sale. It was determined it would be in the Company's best financial interest to classify these new purchases as available for sale to provide additional liquidity. All of the fixed maturity acquisitions in the first nine months of 1999 were U.S. government, government agency or Federal National Mortgage Association ("FNMA") securities.

The Company has recently begun looking at the mortgage loan market for possible investments, due to our affiliation with First Southern Funding and its affiliates ("FSF"). FSF is the largest shareholder of UTG. Our affiliation with FSF provides additional resources in the mortgage loan market. FSF is in the banking industry and has experience and expertise in underwriting commercial and residential mortgage loans. The Company believes it can issue or acquire loans, which will provide attractive yields while maintaining high quality and low risk.

The Company has continued its efforts to significantly reduce and eventually eliminate all outstanding debt. In second quarter 1999, UTI and FCC paid $2,715,395 in principal on the nonaffiliated debt. The Company may reduce the debt another $1,000,000 to $1,500,000 before year end 1999. The Company expects to achieve this through a dividend from UG of approximately $1,200,000 and from operating cashflows.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and the servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 6% and 8% as of September 30, 1999, and December 31, 1998, respectively. Fixed maturities as a percentage of total invested assets were 81% and 82% as of September 30, 1999 and December 31, 1998, respectively.

Future policy benefits are primarily long-term in nature and therefore, the Company's investments are predominantly in long-term fixed maturity investments such as bonds and mortgage loans which provide sufficient return to cover these obligations. The Company has the ability and intent to hold these investments to maturity; consequently, the Company's investment in long-term fixed maturities is reported in the financial statements at their amortized cost. To provide additional flexibility and liquidity, the Company has categorized almost all fixed maturity investments acquired in the first nine months of 1999 as available for sale. It was determined it would be in the Company's best financial interest to classify these new purchases as available for sale to provide additional liquidity. All of the fixed maturity acquisitions in the first nine months of 1999 were U.S. government, government agency or Federal National Mortgage Association ("FNMA") securities. By increasing the amount of investments carried in the available for sale category, the Company can invest a larger percentage of its cash and cash equivalents holdings in long-term investments.

Many of the Company's products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds. With respect to such products, surrender charges are generally sufficient to cover the Company's unamortized deferred policy acquisition costs with respect to the policy being surrendered.

Cash provided by (used in) operating activities was $(792,670) and $1,750,927 in 1999 and 1998, respectively. The change between periods is due to the decline in premium revenues and an increase in death benefits. The net cash provided by

(used in) operating activities plus net policyholder contract deposits after the payment of policyholder withdrawals equaled $1,501,909 in 1999 and $3,927,468 in 1998. Management utilizes this measurement of cash flows as an indicator of the performance of the Company's insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities when reporting on cash flows.

Cash provided by (used in) investing activities was $(5,035,114) and $8,864,581, for 1999 and 1998, respectively. In 1999, the Company used cash to acquire long-term investments. The Company acquired fixed maturities and mortgage loans. The most significant aspect of cash provided by (used in) investing activities are the fixed maturity transactions. Fixed maturities account for 67% and 82% of the total cost of investments acquired in 1999 and 1998, respectively. The Company has not directed its investable funds to so-called "junk bonds" or derivative investments.

Net cash provided by (used in) financing activities was $(13,031) and $1,669,049 for 1999 and 1998, respectively. The change between periods is due to the payments of principal on notes payable. Policyholder contract deposits decreased 9% in 1999 compared to 1998. Policyholder contract withdrawals has decreased 12% in 1999 compared to 1998. During first quarter of 1999, the Company had a large annuity contract surrender of approximately $400,000. Exclusive of this single policy surrender, policyholder withdrawals were 16% less than the previous year.

At September 30, 1999, the Company had a total of $6,351,943 in long-term debt outstanding. The notes payable consist of both fixed rate and variable rate notes. The average interest rate for fixed rate notes is 8.21% and variable rate notes is 9.24%. UTG and FCC service this debt through cash balances and management fees received from the insurance subsidiaries. FCC is further able to service this debt through dividends it may receive from UG. Please refer to the Notes to the Financial Statements for a complete description of the debt structure.

In November 1998, UTI received approximately $11,000,000 from the issuance of common stock to First Southern Funding and its affiliates. These funds were used to retire nonaffiliated debt. Additionally, with the new capital and expectations of future growth, management has formulated a plan to repay the remaining nonaffiliated debt within the next two years.

On March 1, 1999, First Southern acquired the $2,560,000 of UTI convertible debt outstanding from the seven officers and employees who previously held the notes. Pursuant to the terms of an agreement with First Southern, this debt will be converted to equity by July 31, 2000. This means there is $3,791,943 of debt remaining to be repaid. The Company believes this can be accomplished in the next two years through dividends from the subsidiaries, namely dividends to FCC from UG and from expected operating cashflows.

During second quarter 1999 the Company prepaid its senior debt with a $75,000 principal payment. The remaining balance of $25,000 will be payable on or before the debt maturity date of May 8, 2005, and is being maintained to keep the Company's credit relationship with National City Bank in place.

During second quarter 1999, the Company prepaid $2,640,000 of its nonaffiliated subordinated debt consisting of the remaining 10 year notes excepting the $840,000 note, all of the twenty year notes with 8.75% interest rates and $708,366 of the 8.5% 20 year notes.

On March 1, 1999, First Southern acquired the $2,560,000 of UTI convertible debt outstanding from the seven officers and employees who previously held the notes. Pursuant to the terms of an agreement with First Southern, this debt will be converted to equity by July 31, 2000.

Since UTG is a holding company, funds required to meet its debt service requirements and other expenses are primarily provided by its subsidiaries. On a parent only basis, UTG's cash flow is dependent on revenues from a management agreement with USA and its earnings received on invested assets and cash balances. At September 30, 1999, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. Cash requirements of UTG primarily relate to servicing its long-term debt. The Company's insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the insurance company is domiciled. UTG is the ultimate parent of UG through ownership of FCC. UG can not pay a dividend directly to UTG due to the ownership structure. Please refer to

Note 1 of the Notes to the Consolidated Financial Statements. UG's dividend limitations are described below without effect of the ownership structure.

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

As of September 30, 1999 the Company has a total of $50,758,058 of cash and cash equivalents, short-term investments and investments held for sale in comparison to $6,351,943 of notes payable. Management believes the overall sources of liquidity available will be sufficient to satisfy its financial obligations.


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

UTI owned 53% of United Trust Group, Inc., an insurance holding company, and UII owned 47% of United Trust Group, Inc. At the time the decision to merge was made, neither UTI nor UII have any other significant holdings or business dealings. The Board of Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders. The merger will result in certain cost savings, primarily related to costs associated with maintaining a corporation in good standing in the states in which it transacts business.

A vote of the shareholders of UTI and UII regarding the proposed merger occurred on July 26, 1999, with shareholders of both companies approving the transaction. UTI issued 817,517 shares of its authorized but unissued common stock to former UII shareholders, exclusive of any dissenter shareholders, in the merger. Immediately following the merger, United Trust Group, Inc., which was now 100% owned by UTI, was liquidated and UTI changed its name to United Trust Group, Inc. (UTG).


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk relates, broadly, to changes in the value of financial instruments that arise from adverse movements in interest rates, equity prices and foreign exchange rates. The Company is exposed principally to changes in interest rates, which affect the market prices of its fixed maturities available for sale and its variable rate debt outstanding. The Company's exposure to equity prices and foreign currency exchange rates is immaterial.

Interest rate risk

The Company could experience economic losses if it were required to liquidate fixed income securities available for sale during periods of rising and/or volatile interest rates. The Company attempts to mitigate its exposure to adverse interest rate movements through a staggering of the maturities of its fixed maturity investments and through maintaining cash and other short-term investments to assure sufficient liquidity to meet its obligations and to address reinvestment risk considerations.

Tabular presentation

The following table provides information about the Company's long-term debt that is sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by; expected maturity dates. The Company has no derivative financial instruments or interest rate swap contracts.

------------------------------------------------------------------------------------------------------------------
                                               September 30, 1999
------------------------------------------------------------------------------------------------------------------
                                             Expected maturity date
------------------------------------------------------------------------------------------------------------------
                      1999       2000       2001        2002       2003    Thereafter      Total      Fair value
------------------- ---------- ---------- ---------- ------------ -------- ------------ ------------ -------------
Long-term debt
------------------- ---------- ---------- ---------- ------------ -------- ------------ ------------ -------------
  Fixed rate                0          0          0      840,000        0    2,024,643    2,864,643     2,542,564
------------------- ---------- ---------- ---------- ------------ -------- ------------ ------------ -------------
  Avg. int. rate            0          0          0        7.50%        0        8.50%        8.21%
------------------- ---------- ---------- ---------- ------------ -------- ------------ ------------ -------------
  Variable rate             0          0          0            0        0    3,487,300    3,487,300     3,487,300
------------------- ---------- ---------- ---------- ------------ -------- ------------ ------------ -------------
  Avg. int. rate            0          0          0            0        0        9.24%        9.24%
------------------- ---------- ---------- ---------- ------------ -------- ------------ ------------ -------------

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

UTI owned 53% of United Trust Group, Inc., an insurance holding company, and UII owned 47% of United Trust Group, Inc. At the time the decision to merge was made, neither UTI nor UII have any other significant holdings or business dealings. The Board of Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders. The merger will result in certain cost savings, primarily related to costs associated with maintaining a corporation in good standing in the states in which it transacts business.

A vote of the shareholders of UTI and UII regarding the proposed merger occurred on July 26, 1999 at a special shareholder meeting, with shareholders of both companies approving the transaction. UTI shareholders cast 1,779,049 votes in favor of the merger and 14,597 votes against the merger. Immediately following the merger, United Trust Group, Inc. (UTG), which was now 100% owned by UTI, was liquidated and UTI changed its name to United Trust Group, Inc.

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



                            UNITED TRUST GROUP, INC.
                            ------------------------
                                  (Registrant)










Date:   November 8, 1999                  By  /s/ James E. Melville
-----   ----------------                  --  ---------------------

                                              James E. Melville
                                              President, Chief Operating Officer
                                                 and Director








Date:   November 8, 1999                  By  /s/ Theodore C. Miller
-----   ----------------                  --  ----------------------

                                                Theodore C. Miller
                                                Senior Vice President
                                                   and Chief Financial Officer