Form 10-K
period 1999-12-31
UNITED TRUST INC /IL/
filed 2000-03-29
CIK 832480

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1999       Commission File Number 0-16867

                            UNITED TRUST GROUP, INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

                             5250 SOUTH SIXTH STREET
                                  P.O. BOX 5147
                              SPRINGFIELD, IL 62705
                   ------------------------------------------
          (Address of principal executive offices, including zip code)

           ILLINOIS                                                   37-1172848
--------------------------------------                         -----------------
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                              Identification No.)

Registrant's telephone number, including area code: (217) 241-6300

Securities registered pursuant to Section 12(b) of the Act:
                                                           Name of each exchange
Title of each class                                          on which registered
-------------------                                    -------------------------
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

The aggregate market value of voting stock (Common Stock) held by non-affiliates of the registrant as of March 1, 2000, was $12,744,022.

At March 1, 2000, the Registrant had outstanding 3,970,266 shares of Common Stock, stated value $.02 per share.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                            UNITED TRUST GROUP, INC.
                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 1999


                                TABLE OF CONTENTS



PART I.........................................................................3

   ITEM 1.  BUSINESS...........................................................3
   ITEM 2.  PROPERTIES........................................................16
   ITEM 3.  LEGAL PROCEEDINGS.................................................17
   ITEM 4.  SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS...............17


PART II.......................................................................18

   ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER
            MATTERS...........................................................18
   ITEM 6.  SELECTED FINANCIAL DATA...........................................19
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.........................................20
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................32
   ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE........................................................67


PART III......................................................................67

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF UTG..........................67
   ITEM 11.  EXECUTIVE COMPENSATION UTG.......................................70
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT OF UTG................................................75
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................77


PART IV.......................................................................80

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..80

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


OVERVIEW

United Trust Group, Inc. (the "Registrant") was incorporated in 1984, under the laws of the State of Illinois to serve as an insurance holding company. The Registrant and its subsidiaries (the "Company") have only one significant industry segment - insurance. The Company's dominant business is individual life insurance which includes the servicing of existing insurance business in force, the solicitation of new individual life insurance, and the acquisition of other companies in the insurance business.

At December 31, 1999, significant majority-owned subsidiaries and affiliates of the Registrant were as depicted on the following organizational chart:


United Trust Group, Inc. ("UTG") is the ultimate controlling company. UTG owns 80% of First Commonwealth Corporation ("FCC"), 100% of Roosevelt Equity Corporation (REC) and 100% of North Plaza of Somerset Inc ("North Plaza"). FCC owns 100% of Universal Guaranty Life Insurance Company ("UG"). UG owns 86% of Appalachian Life Insurance Company ("APPL") and APPL owns 100% of Abraham Lincoln Insurance Company ("ABE").

During 1999, the Company made several significant changes to streamline and simplify its corporate structure. Throughout this document references will be made to these changes in the corporate structure. Prior to these changes there were four holding companies which controlled four life insurance companies. However, in 1999 there were two mergers and a liquidation, reducing the number of holding companies to two and the number of life insurance companies to three (refer to the organizational chart on page 3). The first merger and Company liquidation took place in July of 1999. Prior to July 1999, UTG was known as United Trust, Inc. ("UTI"). UTI and United Income, Inc. ("UII") owned 100% of the former United Trust Group, Inc., (which was formed in February of 1992 and liquidated in July of 1999 - referred to as "UTGL99"). Through a shareholder vote and special meeting on July 26, 1999, UII merged into UTI, and simultaneously with the merger, UTGL99 was liquidated and UTI changed its corporate name to United Trust Group, Inc. ("UTG"). The second merger occurred on December 29, 1999, when UG was the survivor to a merger with its 100% owned subsidiary United Security Assurance Company ("USA").

This document at times will refer to the Company's largest shareholder, First Southern Funding LLC, a Kentucky corporation, ("FSF"). Mr. Jesse T. Correll is the majority shareholder of FSF, which is an affiliate of First Southern Bancorp, Inc., a bank holding company that operates out of 14 locations in central Kentucky. Mr. Correll is a member of the Board of Directors of UTG and is currently UTG's largest shareholder through his ownership control of FSF and its affiliates. At December 31, 1999 Mr. Correll owns or controls directly and indirectly approximately 46% of UTG, and has stock options granted which would facilitate ultimate ownership of over 51% of UTG.

The holding companies within the group, UTG and FCC, are life insurance holding companies. These companies became members of the same affiliated group through a history of acquisitions in which life insurance companies were involved. The focus of the holding companies is the acquisition of other companies in similar lines of business and management of the insurance subsidiaries. The companies have no activities outside the life insurance focus.

The insurance companies of the group, UG, APPL and ABE, all operate in the individual life insurance business. The primary focus of these companies has been the servicing of existing insurance business in force and the solicitation of new insurance business.

REC is a wholly owned subsidiary of UTG, which was incorporated under the laws of the State of Delaware on June 1, 1971, for the purpose of dealing and brokering in securities. REC acts as an agent for its customers by placing orders of mutual funds and variable annuity contracts which are placed in the customers' names, the mutual fund shares and variable annuity accumulation units are held by the respective custodians, and the only financial involvement of REC is through receipt of commission (load). REC was originally established to enhance the life insurance sales by providing an additional option to the prospective client. The objective was to provide an insurance sale and mutual fund sale in tandem. REC functions at a minimum broker-dealer level. It does not maintain any of its customer accounts nor receives customer funds directly. Operating activity of REC accounts for approximately $100,000 of earnings annually.

North Plaza is a wholly owned subsidiary of UTG, which owns, for investment purposes, a shopping center in Somerset, Kentucky and approximately 23,000 acres of timberland in Kentucky. North Plaza was acquired by UTG on December 31, 1999 in exchange for authorized but unissued common stock of UTG.


HISTORY

UTG was incorporated December 14, 1984, as an Illinois corporation. The original name was United Trust, Inc. ("UTI"). The name was changed in 1999 following a merger with United Income Inc. ("UII"). During the next two and a half years, UTG was engaged in an intrastate public offering of its securities, raising over $12,000,000 net of offering costs. In 1986, UTG formed a life insurance subsidiary, United Trust Assurance Company ("UTAC"), and by 1987 began selling life insurance products.

UII, an affiliated company, was incorporated on November 2, 1987, as an Ohio corporation. Between March 1988 and August 1990, UII raised a total of approximately $15,000,000 in an intrastate public offering in Ohio. During 1990, UII formed a life insurance subsidiary and began selling life insurance products. In July 1999, UII was merged into UTG.

On February 20, 1992, UTG and UII, formed a joint venture, United Trust Group, Inc., ("UTGL99" - this refers to the former UTG which was liquidated in July of 1999 when the corporate name of UTI was changed to UTG). On June 16, 1992, UTG contributed $2.7 million in cash, an $840,000 promissory note and 100% of the common stock of its wholly owned life insurance subsidiary UTAC. UII contributed $7.6 million in cash and 100% of its life insurance subsidiary, USA, to UTGL99. After the contributions of cash, subsidiaries, and the note, UII owned 47% and UTG owned 53% of UTGL99.

On June 16, 1992, UTGL99 acquired 67% of the outstanding common stock of the now dissolved Commonwealth Industries Corporation, ("CIC") for a purchase price of $15,567,000. Following the acquisition UTG controlled eleven life insurance subsidiaries. The Company has taken several steps to streamline and simplify the corporate structure following the acquisitions, including dissolution of intermediate holding companies and mergers of several life insurance companies.

On December 28, 1992, UG was the surviving company of a merger with Roosevelt National Life Insurance Company ("RNLIC"), UTAC, Cimarron Life Insurance Company ("CIM") and Home Security Life Insurance Company ("HSLIC"). On June 30, 1993, Alliance Life Insurance Company ("ALLI"), a subsidiary of UG, was merged into UG.

On August 15, 1995, the shareholders of CIC, Investors Trust, Inc., ("ITI"), and Universal Guaranty Investment Company, ("UGIC"), all intermediate holding companies within the UTG group, voted to voluntarily liquidate each of the companies and distribute the assets to the shareholders (consisting solely of common stock of their respective subsidiary). As a result the shareholders of the liquidated companies became shareholders of FCC.

On November 20, 1998, First Southern Funding LLC, a Kentucky corporation, ("FSF") and affiliates acquired 929,904 shares of common stock of UTG from UTG and certain UTG shareholders. As consideration for the shares, FSF paid UTG $10,999,995 and certain shareholders of UTG $999,990 in cash.

UTG has granted, for nominal consideration, an irrevocable, exclusive option to FSF to purchase up to 1,450,000 shares of UTG common stock for a purchase price in cash equal to $15.00 per share, with such option to expire on July 1, 2001. UTG also caused three persons designated by FSF to be appointed, as part of the maximum of 11, to the Board of Directors of UTG.

Following the above transactions, and together with shares of UTG acquired in the market, FSF and affiliates became the largest shareholder of UTG. Through the shares acquired and options owned, FSF can ultimately own over 51% of UTG.

On December 31, 1999, UTG and Jesse T. Correll entered into a transaction whereby Mr. Correll, in combination with other individuals, made an equity investment in UTG. Under the terms of the Stock Acquisition Agreement, the Correll group contributed their 100% ownership of North Plaza of Somerset, Inc. to UTG in exchange for 681,818 authorized but unissued shares of UTG common stock. The Board of Directors of UTG approved the transaction at their regular quarterly board meeting held on December 7, 1999. North Plaza of Somerset, Inc. owns a shopping center in Somerset, Kentucky and approximately 23,000 acres of timberland in Kentucky. North Plaza has no debt. The net assets have been valued at $7,500,000, which equates to $11.00 per share for the new shares issued.

Mr. Correll is a member of the Board of Directors of UTG and currently UTG's largest shareholder through his ownership control of FSF and its affiliates. Mr. Correll is the majority shareholder of FSF, which is an affiliate of First Southern Bancorp, Inc., a bank holding company that operates out of 14 locations in central Kentucky. Prior to the above transaction, and following the UTGL99 liquidation and subsequent merger of UII into UTG, FSF owned approximately 34% of UTG. As of December 31, 1999, Mr. Correll owns or controls directly and indirectly approximately 46% of UTG.

On December 29, 1999, UG was the survivor to a merger with its 100% owned subsidiary, USA. The merger was completed as a part of management's efforts to reduce costs and simplify the corporate structure.

In July 1999, UTGL99 was liquidated and UII was merged into UTG. Simultaneously with the merger, and facilitated by the liquidation of the former UTGL99, the corporate name of UTG was changed from United Trust, Inc. to United Trust Group, Inc. ("UTG"). The merger transaction, and an anterior corresponding proposal to increase the number of authorized shares of UTG common stock from 3,500,000 to 7,000,000, received necessary shareholder approvals at a special meeting and vote held on July 26, 1999. The Board of Directors of the respective companies concluded that the merger will benefit the business operations of UTG and UII and their respective stockholders by creating a larger more viable life insurance holding group with lower administrative costs, a simplified corporate structure, and more readily marketable securities.

The affiliation with FSF provides the Company with increased opportunities. The additional capitalization has enabled UTG to significantly reduce its outside debt and has enhanced its ability to make future acquisitions through increased borrowing power and financial strength. Many synergies exist between the Company and FSF and its affiliates. The potential for cross selling of services to each customer base is currently being explored. Legislation was recently passed that eliminates many of the barriers currently existing between banks and insurance companies. Such alliances are already being formed within the two industries. Management believes the affiliation with FSF positions the Company for continued growth and competitiveness into the future as the financial industry changes.


PRODUCTS

The Company's portfolio consists of two universal life insurance products. Universal life insurance is a form of permanent life insurance that is characterized by its flexible premiums, flexible face amounts, and unbundled pricing factors. The primary universal life insurance product is referred to as the "Century 2000". This product was introduced to the marketing force in 1993 and has become the cornerstone of current marketing. This product has a minimum face amount of $25,000 and currently credits 5.0% interest with a guaranteed rate of 4.5% in the first 20 years and 3% in years 21 and greater. The policy values are subject to a $4.50 monthly policy fee, an administrative load and a premium load of 6.5% in all years. The premium and administrative loads are a general expense charge, which is added to a policy's net premium to cover the insurer's cost of doing business. A premium load is assessed upon the receipt of a premium payment. An administrative load is a monthly maintenance charge. The administrative load and surrender charge are based on the issue age, sex and rating class of the policy. A surrender charge is effective for the first 14 policy years. In general, the surrender charge is very high in the early years and then declines to zero at the end of 14 years. Policy loans are available at 7% interest in advance. The policy's accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan.

The second universal life product referred to as the "UL90A", has a minimum face amount of $25,000. The administrative load is based on the issue age, sex and rating class of the policy. Policy fees vary from $1 per month in the first year to $4 per month in the second and third years and $3 per month each year thereafter. The UL90A currently credits 5.0% interest with a 4.5% guaranteed interest rate. Partial withdrawals, subject to a remaining minimum $500 cash surrender value and a $25 fee, are allowed once a year after the first duration. Policy loans are available at 7% interest in advance. The policy's accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan. Surrender charges are based on a percentage of target premium starting at 120% for years 1-5 then grading downward to zero in year 15. This policy contains a guaranteed interest credit bonus for the long-term policyholder. From years 10 through 20, additional interest bonuses are earned with a total in the twentieth year of 1.375%. The bonus is credited from the policy issue date and is contractually guaranteed.

The Company's actual experience for earned interest, persistency and mortality varies from the assumptions applied to pricing and for determining premiums. Accordingly, differences between the Company's actual experience and those assumptions applied may impact the profitability of the Company. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads. Credited rates are reviewed and established by the Board of Directors of the respective life insurance subsidiaries.

The premium rates are competitive with other insurers doing business in the states in which the Company is marketing its products.

The Company markets other products, none of which is significant to operations. The Company has a variety of policies in force different from those, which are currently being marketed. Interest sensitive products including universal life and excess interest whole life ("fixed premium UL") account for 53% of the insurance in force. Approximately 29% of the insurance in force is participating business, which represents policies under which the policyowner shares in the insurance companies statutory divisible surplus. The Company's average persistency rate for its policies in force for 1999 and 1998 has been 89.4% and 89.9%, respectively. The Company does not anticipate any material fluctuations in rates in the future that may result from competition.

Interest sensitive life insurance products have characteristics similar to annuities with respect to the crediting of a current rate of interest at or above a guaranteed minimum rate and the use of surrender charges to discourage premature withdrawal of cash values. Universal life insurance policies also involve variable premium charges against the policyholder's account balance for the cost of insurance and administrative expenses. Interest-sensitive whole-life products generally have fixed premiums. Interest-sensitive life insurance products are designed with a combination of front-end loads, periodic variable charges, and back-end loads or surrender charges.

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


MARKETING

The Company markets its products through separate and distinct agency forces. The Company has approximately 45 captive agents who actively write new business, and 15 independent agents who primarily service their existing customers. No individual sales agent accounted for over 10% of the Company's premium volume in 1999. The Company's sales agents do not have the power to bind the Company.

Marketing is based on a referral network of community leaders and shareholders of UTG. Recruiting of sales agents is also based on the same referral network. New sales are marketed by UG through its agency force using prepared presentation materials and personal computer illustrations when appropriate. Current marketing efforts are primarily focused on the Midwest region.

ABE is licensed in Alabama, Arizona, Illinois, Indiana, Louisiana and Missouri. During 1999, Illinois and Indiana accounted for 44% and 31%, respectively of ABE's direct premiums collected.

APPL is licensed in Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Missouri, Montana, Nebraska, Ohio, Oklahoma, Pennsylvania, Tennessee, Utah, Virginia, West Virginia and Wyoming. During 1999, West Virginia accounted for 96% of APPL's direct premiums collected.

UG is licensed in Alabama, Arizona, Arkansas, Colorado, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin. During 1999, Illinois accounted for 28%, and Ohio accounted for 14% of direct premiums collected. No other state accounted for more than 7% of direct premiums collected in 1999.

In 1999, $29,428,605 of total direct premium was collected by the insurance subsidiaries. Ohio accounted for 31%, Illinois accounted for 18%, and West Virginia accounted for 12% of total direct premiums collected.

New business production has been declining the past several years including declines of 39% from 1997 to 1998 and 33% from 1998 to 1999. Several factors have contributed to the impact on new business production. Increased competition for consumer dollars from other financial institutions, product Illustration guideline changes by State Insurance Departments, and a decrease in the total number of insurance sales agents in the industry, have all had an impact, given the relatively small size of the Company. In late 1998, A.M. Best Company, a leading insurance industry rating agency, increased its rating assigned to UG, the Company's largest insurance subsidiary, from a C++ to a B. The Company has tried a variety of solutions to bolster new sales production including additional training, home office assistance in providing leads on prospective clients and a review of current product offerings.

With a continued decline in new business, costs associated with supporting new business, primarily salary costs, as a percentage of new business received continued to grow. In March of 1999, the Company determined it could no longer continue to support these fixed costs in light of the new business trend and no indication it would reverse any time soon. It was determined these fixed costs should be reduced to be commensurate with the level of new sales production activity currently being experienced. As such, in March 1999 seven employees of the Company (approximately 8% of the total staff) were terminated due to lack of business activity.

The Company is currently reviewing the feasibility of a marketing opportunity with First Southern National Bank, an affiliate of UTG's largest shareholder. The Company is looking at different types of products, including credit insurance, as a potential to sell to credit customers of First Southern National Bank. Other products are also being explored, including annuity type products and existing insurance products, as a possibility to market to all banking customers.


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

The Company's insurance subsidiaries require blood samples to be drawn with individual insurance applications for coverage over $45,000 (age 46 and above) or $95,000 (ages 16-45). Blood samples are tested for a wide range of chemical values and are screened for antibodies to the HIV virus. Applications also contain questions permitted by law regarding the HIV virus, which must be answered by the proposed insureds.


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

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances. Interest crediting rates for universal life and interest sensitive products range from 4.5% to 5.5% in 1999 and 1998 and 5.0% to 6.0% in 1997.

REINSURANCE

As is customary in the insurance industry, the insurance affiliates cede insurance to other insurance companies under reinsurance agreements. Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk. The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it. However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies. The Company sets a limit on the amount of insurance retained on the life of any one person. The Company will not retain more than $125,000, including accidental death benefits, on any one life. At December 31, 1999, the Company had insurance in force of $3.144 billion of which approximately $831 million was ceded to reinsurers.

The Company's reinsured business is ceded to numerous reinsurers. The Company believes the assuming companies are able to honor all contractual commitments, based on the Company's periodic reviews of their financial statements, insurance industry reports and reports filed with state insurance departments.

Currently, the Company is utilizing reinsurance agreements with Business Mens' Assurance Company, ("BMA") and Life Reassurance Corporation, ("LIFE RE") for new business. BMA and LIFE RE each hold an "A+" (Superior) rating from A.M. Best, an industry rating company. The reinsurance agreements were effective December 1, 1993, and cover all new business of the Company. The agreements are a yearly renewable term ("YRT") treaty where the Company cedes amounts above its retention limit of $100,000 with a minimum cession of $25,000.

One of the Company's insurance subsidiaries, UG, entered a coinsurance agreement with First International Life Insurance Company ("FILIC") as of September 30, 1996. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to non-premium paying life insurance policies. A.M. Best assigned FILIC a Financial Performance Rating (FPR) of 7 (Strong) on a scale of 1 to 9. A.M. Best assigned a Best's Rating of A++ (Superior) to The Guardian Life Insurance Company of America ("Guardian"), parent of FILIC, based on the consolidated financial condition and operating performance of the company and its life/health subsidiaries. During 1997, FILIC changed its name to Park Avenue Life Insurance Company ("PALIC"). The agreement with PALIC accounts for approximately 64% of the reinsurance receivables as of December 31, 1999.

The Company does not have any short-duration reinsurance contracts. The effect of the Company's long-duration reinsurance contracts on premiums earned in 1999, 1998 and 1997 was as follows:

                                       Shown in thousands
                     --------------------------------------------------------
                          1999                1998                1997
                        Premiums            Premiums            Premiums
                         Earned              Earned              Earned
                     ----------------    ----------------    ----------------
Direct           $            25,539 $            30,919 $            33,374
Assumed                           20                  20                   0
Ceded                         (3,978)             (4,543)             (4,735)
                     ----------------    ----------------    ----------------
Net premiums     $            21,581 $            26,396 $            28,639
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

The following table reflects net investment income by type of investment.


                                                                December 31,
                                          ----------------------------------------------------------
                                                 1999               1998               1997
                                            ---------------    ----------------   ----------------
Fixed maturities and fixed maturities
held for sale                           $       11,886,968 $       11,981,660  $      12,677,348
Equity securities                                   91,429             92,196             87,211
Mortgage loans                                   1,079,332            859,543            802,123
Real estate                                        389,181            842,724            745,502
Policy loans                                       991,812            984,761            976,064
Other long-term investments                         63,528             62,477             64,232
Short-term investments                             147,726             29,907             70,624
Cash                                               850,836          1,235,888            632,254
                                            ---------------    ----------------   ----------------
Total consolidated investment income            15,500,812         16,089,156         16,055,358
Investment expenses                               (971,275)        (1,046,869)        (1,198,061)
                                           ----------------    ---------------    ----------------
Consolidated net investment income      $       14,529,537 $       15,042,287  $      14,857,297
                                            ===============    ================   ================

At December 31, 1999, the Company had a total of $4,311,000 of investments, comprised of $3,197,000 in real estate, $1,048,000 in equity securities and $66,000 in other invested assets, which did not produce income during 1999.

The following table summarizes the Company's fixed maturities distribution at December 31, 1999 and 1998 by ratings category as issued by Standard and Poor's, a leading ratings analyst.


                  Fixed Maturities
                 -------------------
Rating                             % of Portfolio
------                          ----------------------
                                  1999        1998
                                ----------  ----------
Investment Grade
AAA                                 38%         38%
AA                                  19%         18%
A                                   35%         36%
BBB                                  7%          7%
Below investment grade               1%          1%
                                ----------  ----------
                                   100%        100%
                                ==========  ==========

The following table summarizes the Company's fixed maturities and fixed maturities held for sale by major classification.


                                                                       Carrying Value
                                                      -------------------------------------------------
                                                                 1999                      1998
                                                          --------------------      --------------------
U.S. government and government agencies                $           53,484,481   $            39,685,041
States, municipalities and political subdivisions                  17,634,547                23,919,754
Collateralized mortgage obligations                                10,471,546                 9,406,895
Public utilities                                                   35,812,281                41,724,208
Corporate                                                          57,539,613                62,515,762
                                                          --------------------      --------------------
                                                       $          174,942,468   $           175,746,254
                                                          ====================      ====================

The following table shows the composition and average maturity of the Company's investment portfolio at December 31, 1999.


                                                      Average
                                                     Carrying                 Average              Average
        Investments                                    Value                 Maturity               Yield
        -----------------------------------       ----------------       ------------------      ------------

        Fixed maturities and fixed
           maturities held for sale         $         175,344,361        3 years                       6.78%
        Equity securities                               2,126,486        Not applicable                4.41%
        Mortgage Loans                                 13,212,693        10 years                      8.17%
        Investment real estate                          9,167,376        Not applicable                4.25%
        Policy loans                                   14,142,577        Not applicable                7.01%
        Other long-term investments                       906,278        4 years                       7.01%
        Short-term investments                          1,646,532        190 days                      7.75%
        Cash and cash equivalents                      23,703,134        On demand                     4.50%
                                                  ----------------
        Total Investments and Cash          $         240,195,686                                      6.45%
                                                  ================

At December 31, 1999, fixed maturities and fixed maturities held for sale have a combined market value of $172,866,376. Fixed maturities are carried at amortized cost. Management has the ability and intent to hold these securities until maturity. Fixed maturities held for sale are carried at market.

The Company holds $2,230,267 in short-term investments. Management monitors its investment maturities and in their opinion is sufficient to meet the Company's cash requirements. Fixed maturities of $19,204,261 mature in one year and $96,496,824 mature in two to five years.

The Company holds $15,483,772 in mortgage loans, which represents 5% of the total assets. All mortgage loans are first position loans. Before a new loan is issued, the applicant is subject to certain criteria set forth by Company management to ensure quality control. These criteria include, but are not limited to, a credit report, personal financial information such as outstanding debt, sources of income, and personal equity. Loans issued are limited to no more than 80% of the appraised value of the property and must be first position against the collateral.

The Company has no mortgage loans, which are in default and in the process of foreclosure. The Company has one loan of $46,681, which is under a repayment plan. Letters are sent to each mortgagee when the loan becomes 30 days or more delinquent. Loans 90 days or more delinquent are placed on a non-performing status and classified as delinquent loans. Reserves for loan losses are established based on management's analysis of the loan balances compared to the expected realizable value should foreclosure take place. Loans are placed on a non-accrual status based on a quarterly analysis of the likelihood of repayment. All delinquent and troubled loans held by the Company are loans, which were held in portfolios by acquired companies at the time of acquisition. Management believes the current internal controls surrounding the mortgage loan selection process provide a quality portfolio with minimal risk of foreclosure and/or negative financial impact.

The Company has in place a monitoring system to provide management with information regarding potential troubled loans. Management is provided with a monthly listing of loans that are 30 days or more past due along with a brief description of what steps are being taken to resolve the delinquency. Quarterly, coinciding with external financial reporting, the Company determines how each delinquent loan should be classified. All loans 90 days or more past due are classified as delinquent. Each delinquent loan is reviewed to determine the classification and status the loan should be given. Interest accruals are analyzed based on the likelihood of repayment. In no event will interest continue to accrue when accrued interest along with the outstanding principal exceeds the net realizable value of the property. The Company does not utilize a specified number of day's delinquent to cause an automatic non-accrual status.

A mortgage loan reserve is established and adjusted based on management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.

In addition, the Company also makes sure that current and adequate insurance on the properties is being maintained. The Company requires proof of insurance on each loan and further requires to be shown as a lienholder on the policy so that any change in coverage status is reported to the Company. Proof of payment of real estate taxes is another monitoring technique utilized by the Company. Management believes a change in insurance status or non-payments of real estate taxes are indicators that a loan is potentially troubled. Correspondence with the mortgagee is performed to determine the reasons for either of these events occurring.

The following table shows a distribution of mortgage loans by type.

Mortgage Loans                                      Amount         % of Total
---------------------------------------------   ----------------  -------------
Commercial - insured or guaranteed           $        7,035,569           45%
Commercial - all other                                1,503,156           10%
Residential - insured or guaranteed                     341,736            2%
Residential - all other                               6,603,311           43%

The following table shows a geographic distribution of the mortgage loan portfolio and investment real estate and real estate acquired in satisfaction of debt.


                         Mortgage             Real
                           Loans             Estate
                        ------------        ----------
Alabama                         3%                0%
Illinois                        3%               42%
Kansas                          4%                0%
Kentucky                       17%               47%
Louisiana                      12%                8%
Mississippi                    32%                0%
North Carolina                  4%                0%
Oklahoma                        3%                0%
West Virginia                  17%                2%
Other                           5%                1%
                        ------------        ----------
Total                         100%              100%
                        ============        ==========

The following table summarizes delinquent mortgage loan holdings.


Delinquent
90 days or More                                1999               1998               1997
-----------------------------------        -------------      -------------      -------------
Non-accrual status                    $             0     $            0     $            0
Other                                          58,074            278,000            203,000
Reserve on delinquent
Loans                                         (10,000)           (30,000)           (10,000)
                                           -------------      -------------      -------------
Total Delinquent                      $        48,074     $      248,000     $      193,000
                                           =============      =============      =============
Interest income past due
(Delinquent loans)                    $         1,296     $        9,000     $        5,000
                                           =============      =============      =============

In Process of Restructuring           $             0     $            0     $            0
Restructuring on other
than market terms                                   0                  0                  0
Other potential problem
Loans                                         124,883             84,244                  0
                                           -------------      -------------      -------------
Total Problem Loans                   $       124,883     $       84,244     $            0
                                           =============      =============      =============
Interest income foregone
(Restructured loans)                  $             0     $            0     $            0
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

Congress recently passed legislation reducing or eliminating certain barriers, which existed between insurance companies, banks and brokerages. This new legislation opens markets for financial institutions to compete against one another and to acquire one another across previously established barriers. This creates a whole new arena in which the Company must compete. Exactly what this change will mean to the financial industries is yet to be seen, but the Company will continue to watch these changes and look for new opportunities within them.

GOVERNMENT REGULATION

The Company's insurance subsidiaries are assessed contributions by life and health guaranty associations in almost all states to indemnify policyholders of failed companies. In several states the company may reduce, premium taxes paid to recover a portion of assessments paid to the states' guaranty fund association. This right of "offset" may come under review by the various states, and the company cannot predict whether and to what extent legislative initiatives may affect this right to offset. In addition, some state guaranty associations have adjusted the basis by which they assess the cost of insolvencies to individual companies. The Company believes that its reserve for future guaranty fund assessments is sufficient to provide for assessments related to known insolvencies. This reserve is based upon management's current expectation of the availability of this right of offset, known insolvencies and state guaranty fund assessment bases. However, changes in the basis whereby assessments are charged to individual companies and changes in the availability of the right to offset assessments against premium tax payments could materially affect the company's results.

Currently, the Company's insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including the power to: (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business;
(vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments. Insurance regulation is concerned primarily with the protection of policyholders. The Company cannot predict the impact of any future proposals, regulations or market conduct investigations. The Company's insurance subsidiaries, UG, APPL and ABE are domiciled in the states of Ohio, West Virginia and Illinois, respectively.

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

Most states also have insurance holding company statutes, which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. The insurance subsidiaries are subject to such legislation and registered as controlled insurers in those jurisdictions in which such registration is required. Statutes vary from state to state but typically require periodic disclosure, concerning the corporation that controls the registered insurers and all subsidiaries of such corporation. In addition, prior notice to, or approval by, the state insurance commission of material intercorporate transfers of assets, reinsurance agreements, management agreements (see Note 9 in the notes to the consolidated financial statements), and payment of dividends (see Note 2 in the notes to the consolidated financial statements) in excess of specified amounts by the insurance subsidiary, within the holding company system, are required.

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

At year-end 1999, the insurance companies had one ratio outside the normal range. The ratio is related to the decrease in premium income. The results fell outside the normal range because of the permanent premium reduction on certain of the Company's participating products in force commonly referred to as the initial contract and the presidents plan. The premium reduction, which took effect with the 1999 premium payment, was generally 20% with 35% used on initial contract plans of UG with original issue ages less than 56 years old. The dividends were also reduced, and the net effect to the policyholder was a slightly lower net premium. This action was taken by the Boards of UG and USA to ensure these policyholders will be protected in future periods from potential dividend reductions at least to the extent of the permanent premium reduction amount.

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

                                           Ratio of Total Adjusted Capital to
                                             Authorized Control Level RBC
              Regulatory Event                  (Less Than or Equal to)
              ----------------               ---------------------------

     Company action level                                   2*
     Regulatory action level                                1.5
     Authorized control level                               1
     Mandatory control level                                0.7

     * Or, 2.5 with negative trend.

At December 31, 1999, each of the insurance subsidiaries has a Ratio that is in excess of 4, which is 400% of the authorized control level; accordingly, the insurance subsidiaries meet the RBC requirements.

The NAIC, in conjunction with state regulators, has been reviewing existing insurance laws and regulations. A committee of the NAIC proposed changes in the regulations governing insurance company investments and holding company investments in subsidiaries and affiliates which were adopted by the NAIC as model laws in 1996. The Company does not presently anticipate any material adverse change in its business because of these changes.

Congress recently passed legislation reducing or eliminating certain barriers, which existed between insurance companies, banks and brokerages. This new legislation opens markets for financial institutions to compete against one another and to acquire one another across previously established barriers. This creates a whole new arena in which the Company must compete. Exactly what this change will mean to the financial industries is yet to be seen, but the Company will continue to watch these changes and look for new opportunities within them.

The Clinton Administration has recently proposed tax changes that would affect the insurance industry. One proposal is to require recapture of untaxed profits on policyholder surplus accounts. Between 1959 and 1983, stock life insurance companies deferred tax on a portion of their profits. These untaxed profits were added to a policyholders surplus account ("PSA"). In 1984, Congress precluded life insurance companies from continuing to defer taxes on any future profits. The Clinton Administration argues that there is no continuing justification for permitting stock life insurance companies to defer tax on profits that were earned between 1959 and 1983. Accordingly, the stock life companies would be required to include in their gross income over ten years their PSA balances. The second proposal modifies rules for capitalizing policy acquisition costs on the grounds that life insurance companies generally only capitalize a fraction of their actual policy acquisition costs. This modification would increase the current capitalization percentages. Either of these changes would be onerous to UTG and to the insurance industry as a whole. The outcome and timing of these proposals cannot be anticipated at this time.

The NAIC adopted the Life Illustration Model Regulation. Many states have adopted the regulation effective January 1, 1997. This regulation requires products, which contain non-guaranteed elements, such as universal life and interest sensitive life, to comply with certain actuarially established tests. These tests are intended to target future performance and profitability of a product under various scenarios. The regulation does not prevent a company from selling a product that does not meet the various tests. The only implication is the way in which the product is marketed to the consumer. A product that does not pass the tests uses guaranteed assumptions rather than current assumptions in presenting future product performance to the consumer. The Company conducts an ongoing thorough review of its sales and marketing process and continues to emphasize its compliance efforts.

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


EMPLOYEES

There are approximately 75 persons who are employed by the Company and its affiliates.


ITEM 2.  PROPERTIES

The  following   table  shows  a  breakout  of  property,   net  of  accumulated
depreciation, owned and occupied by the Company and the distribution of real estate by type.

     Property owned                             Amount               % of Total
     --------------                           ----------            -----------
     Home Office                             $ 2,582,935                 13%

     Investment real estate
     Commercial                               11,591,283                 59%
     Residential development                   3,960,882                 20%
     Foreclosed real estate                    1,550,000                  8%
                                           -------------                ----
                                              17,102,165                 87%
                                              ----------

     Grand total                             $19,685,100                100%
                                             ===========                ====


Total investment real estate holdings represent approximately 5% of the total assets of the Company net of accumulated depreciation of $813,582 and $685,526 at year-end 1999 and 1998 respectively. The Company owns an office complex in Springfield, Illinois, which houses the primary insurance operations. The office buildings contain 57,000 square feet of office and warehouse space. The properties are carried at $2,582,935. In addition, an insurance subsidiary owns a home office building in Huntington, West Virginia. The building has 15,000 square feet and is carried at $156,217. The facilities occupied by the Company are adequate relative to the Company's present operations.

At December 31, 1999, UTG acquired 100% of the common stock of North Plaza in exchange for UTG common stock. North Plaza owns a shopping center in Somerset, Kentucky and approximately 23,000 acres of timberland in Kentucky. The timberland is harvested and in various stages of maturity. The Company expects to receive at least $500,000 per year in cash flows from the harvesting activity. At the time of acquisition, the properties were valued at $9,296,596. Other commercial properties owned are leased to various unaffiliated companies and organizations.

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


ITEM 4.  SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Registrant's common stock is traded on the NASDAQ Stock Market's Small-Cap Issues system. NASDAQ quotations are listed under the symbol UTGI. UTG was incorporated December 14, 1984, as an Illinois corporation. The original name was United Trust, Inc. ("UTI"). The name was changed in July 1999, following a merger with United Income Inc. ("UII"). Prior to July 1999, the stock symbol was UTIN. The change in stock symbol was due to the aforementioned merger.

The following table shows the high and low bid quotations for each quarterly period during the past two years, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                 BID
                                                 ---
                PERIOD                   LOW              HIGH
                ------                   ---              ----

                1999
                First quarter           7.375              9.250
                Second quarter          7.750             10.125
                Third quarter           8.000              8.563
                Fourth quarter          7.625              8.438


                                                    BID
                PERIOD                   LOW              HIGH
                ------                   ---              ----

                1998
                First quarter           8.000             10.000
                Second quarter          8.625             10.375
                Third quarter           6.500              8.875
                Fourth quarter          6.500              8.125



Current Market Makers are:

Herzog, Heine, Geduld Inc.             J.J.B. Hilliard, W.L. Lyons
800-966-7022                           800-627-3557


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

Number of Common Shareholders as of March 1, 2000 is 10,897.

ITEM 6.  SELECTED FINANCIAL DATA


                                                FINANCIAL HIGHLIGHTS
                                       (000's omitted, except per share data)
                                             1999            1998           1997            1996             1995
                                         -------------    -----------     -----------    ------------     ------------
Premium income
  net of reinsurance                  $     21,581     $     26,396   $      28,639   $     30,944    $       33,099
Total revenues                        $     36,057     $     40,885   $      43,992   $     46,976    $       49,869
Net gain (loss)*                      $      1,076     $       (679)  $        (559)  $       (938)   $       (3,001)
Basic gain (loss) per share           $       0.38     $      (0.39)  $       (0.32)  $      (0.50)   $        (1.61)
Total assets                          $    339,161     $    343,196   $     349,300   $    355,474    $      356,305
Total long-term debt                  $      5,918     $      9,529   $      21,460   $     19,574    $       21,447
Dividends paid per share                      NONE             NONE            NONE           NONE             NONE

* Includes equity earnings of investees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes, which appear elsewhere in this report. The Company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of UTG and its subsidiaries at December 31, 1999.

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

2. Changes in the federal income tax laws and regulations, which may affect the relative tax advantages of the company's products.

3. Changes in the regulation of financial services, including bank sales and underwriting of insurance products, which may affect the competitive environment for the company's products.

4. Other factors affecting the performance of the company, including, but not limited to, market conduct claims, insurance industry insolvencies, stock market performance, and investment performance.

On March 25, 1997, the Board of Directors of UTG and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, UTG would be the surviving entity with UTG issuing one share of its stock for each share held by UII shareholders.

UTG owned 53% of UTGL99, an insurance holding company, and UII owned 47% of UTGL99. At the time the decision to merge was made, neither UTG nor UII had any other significant holdings or business dealings. The Board of Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders. The merger will result in certain cost savings, primarily related to costs associated with maintaining a corporation in good standing in the states in which it transacts business.

A vote of the shareholders of UTG and UII regarding the proposed merger occurred on July 26, 1999, with shareholders of both companies approving the transaction. UTG issued 817,517 shares of its authorized but unissued common stock to former UII shareholders, exclusive of any dissenter shareholders, in the merger. Immediately following the merger, UTGL99, which was then 100% owned by UTG, was liquidated and UTG changed its name from United Trust Inc. to United Trust Group, Inc.


Results of Operations
---------------------

(a)  Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased 18% when comparing 1999 to 1998 and 8% from 1998 to 1997. The Company currently writes little new traditional business, consequently, traditional premiums will decrease as the amount of traditional business in-force decreases. Collected premiums on universal life and interest sensitive products is not reflected in premiums and policy revenues because Generally Accepted Accounting Principles ("GAAP") requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless the Company acquires a block of in-force business or marketing changes its focus to traditional business, premium revenue will continue to decline at a rate consistent with prior experience. The Companies' average persistency rate for all policies in force for 1999 and 1998 has been approximately 89.4% and 89.9%, respectively. Persistency is a measure of insurance in force retained in relation to the previous year.

During 1998, the Boards of UG and USA approved a permanent premium reduction on certain of its participating products in force commonly referred to as the initial contract and the presidents plan. The premium reduction was generally 20% with 35% used on initial contract plans of UG with original issue ages less than 56 years old. The dividends were also reduced, and the net effect to the policyholder was a slightly lower net premium. This change became effective with the 1999 policy anniversary. This action was taken by the Boards to ensure these policyholders will be protected in future periods from potential dividend reductions at least to the extent of the permanent premium reduction amount. By reducing the required premium payment, it makes replacement activity by other insurance companies more difficult as ongoing premium payments are compared from the current policy to a potential replacement policy. This premium reduction accounted for approximately 8% of the total premium revenue decline in 1999. A corresponding decline is reflected in the policy benefits line item dividends to policyholders.

New business production decreased significantly over the last two years. New business production decreased 33% or approximately $1,079,000 when comparing 1999 to 1998 and decreased 39% or approximately $2,063,000 when comparing 1998 to 1997. In recent years, the insurance industry as a whole has experienced a decline in the total number of agents who sell insurance products, therefore competition has intensified for top producing sales agents. The relatively small size of the companies, and the resulting limitations, have made it challenging to compete in this area. In late 1999, A.M. Best Company, a leading insurance industry rating agency, increased its rating assigned to UG, the Company's largest insurance subsidiary, from a C++ to a B. This rating change should aid in the agents selling ability, although to what extent, is unknown.

With a continued decline in new business, costs associated with supporting new business, primarily salary costs, as a percentage of new business received continued to grow. In March of 1999, the Company determined it could no longer continue to support these fixed costs in light of the new business trend and no indication it would reverse any time soon. It was determined these fixed costs should be reduced to be commensurate with the level of new sales production activity currently being experienced. As such, in March of 1999, seven employees of the Company (approximately 8% of the total staff) were terminated due to lack of business activity.

The Company is currently reviewing the feasibility of a marketing opportunity with First Southern National Bank, an affiliate of UTG's largest shareholder. The Company is looking at different types of products, including credit insurance, as a potential to sell to credit customers of First Southern National Bank. Other products are also being explored, including annuity type products and existing insurance products, as a possibility to market to all banking customers.

Net investment income decreased 3% when comparing 1999 to 1998 and increased 1% when comparing 1998 to 1997. The decrease in net investment income in 1999 is due to the decline of the national prime rate during September and October of 1998. During September and October of 1998, the national prime rate declined three quarters of one percent (.75%). This decline reduced the yields on investments available in the marketplace in which the Company invests primarily fixed maturities. The interest rate environment improved later in 1999. The national prime rate rose a total of three-quarters of one percent (.75%) in the second half of 1999. Changes in the national prime rate may impact net investment income in the future. Approximately 13% of the total fixed maturity portfolio will mature within the next year, with another 53% maturing in the next two to five years. The Company has recently begun looking at the mortgage loan market for possible investments, due to the affiliation with First Southern Funding and its affiliates ("FSF"). FSF is the largest shareholder of UTG. The affiliation with FSF provides additional resources in the mortgage loan market. FSF is in the banking industry and has experience and expertise in underwriting commercial and residential mortgage loans. The Company believes it can issue or acquire loans, which will provide attractive yields while maintaining high quality and low risk.

The increase in investment income in 1998 is the result of a combination of factors. The Company changed banks during 1997, which provided an improvement in yield on cash balances. In late 1998, the Company again transferred most of its cash balances to another bank, First Southern National Bank, an affiliate of First Southern Funding, LLC. This transfer resulted in an increase in earning rates on cash balances of approximately one quarter of one percent (.25%) over those previously received. During 1998, the Company directed a greater percentage of its investing activity to mortgage loans. These new loans provide an investment yield approximately 3% higher or $110,000 more than can be obtained from quality fixed maturities currently available. During September and

October of 1998, the national prime rate declined three quarters of one percent (.75%). This decline reduced yields on investments available in the marketplace in which the Company invests primarily fixed maturities. The decline had an immediate impact on the earnings rates of the Company's cash and cash equivalents balances.

The overall investment yields for 1999, 1998 and 1997, are 6.45%, 6.69% and 6.71%, respectively. Cash generated from the sales of universal life insurance products, has been invested primarily in fixed maturities.

The Company's investments are generally managed to match related insurance and policyholder liabilities. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, which currently is the Company's primary sales product. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads. It is expected that monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on the insurance policies the Company currently has in force and will write in the future. At the September 1998 Board of Directors meeting, the Boards of the insurance subsidiaries lowered crediting rates one half percent on all products crediting 5.5% or more. The change affected approximately $60,000,000 of policy reserves and will result in interest crediting reductions of $300,000 per year. At the March 1999 Board of Directors meeting, the Boards of the insurance subsidiaries again lowered crediting rates one half percent on all products that could be lowered. The change will result in interest crediting reductions of approximately $600,000 per year. These adjustments were in response to continued declines in interest rates in the marketplace. Policy interest crediting rate changes become effective on an individual policy basis on the next policy anniversary. Therefore, it will take a full year from the time the change is determined for the full impact of such change to be realized.

Realized investment losses, net of realized gains, were $530,894, $1,119,156 and $279,096 in 1999, 1998 and 1997, respectively. During the last two years the Company re-evaluated its real estate holdings, especially those properties acquired through acquisitions of other companies and mortgage loan foreclosures, and determined it would be in the long term interest of the Company to dispose of certain of these parcels. Parcels targeted for sale were generally non-income or low income producing and located in parts of the country where management has little other reason to travel to. The disposal of these properties will free up management time to focus on the properties that have a more viable long-term benefit to the Company. Approximately 99% of the realized loss in 1999 is from two parcels of real estate. In June 1999, the Company sold its shopping center in Gulfport, MS realizing a loss on sale of $401,000. This property was originally acquired through the foreclosure of a mortgage loan. The property was income producing, but due to the distance from the Company's headquarters, was difficult to manage and required the use of an outside property manager. Given this circumstance and the eventual need for updates and improvements, the Company determined it was in its best long-term interest to sell the property. At year-end the Company wrote down another parcel of real estate $178,000 that it determined to attempt to sell during 2000. The write down was the result of Management's determination of the amount it would be willing to accept for the property. Approximately $440,000 of realized losses in 1998 is due to the sale of real estate. The Company reduced its non-income producing investments approximately $1,610,000 during 1998, as a result of these actions. The Company incurred losses of approximately $339,000 on the foreclosure of three mortgage loans during the second quarter of 1998. The foreclosed properties were sold before the end of 1998. As a result of these foreclosures, management reassessed its remaining mortgage loan portfolio and determined an allowance of $70,000 was appropriate to cover potential future losses in the portfolio. The Company realized a loss of approximately $88,000 on the investment in John Alden Financial Corporation common stock. Under the terms of an acquisition agreement beween Fortis, Inc. and John Alden all outstanding common shares of John Alden were acquired. The Company had other gains and losses during the periods that comprised the remaining amounts reported but were immaterial on an individual basis.


(b)  Expenses

Benefits, claims and settlement expenses net of reinsurance benefits and claims, decreased 16% in 1999 as compared to 1998 and decreased 6% comparing 1998 to 1997. Two events occurred in 1999, which differ from 1998 experience. The decrease in premium revenues from normal policy terminations resulted in lower benefit reserve increases in each of the periods presented compared to the previous period. Approximately 8% of the current year decrease is from the premium reduction on certain participating policies resulting in a lower dividend to policyholders expense than in the previous year. See discussion above in premiums and policy fee revenues for a more detailed explanation of this event. Policyholder benefits were further impacted due to an increase in death benefit claims of $202,000 from 1998 results. The 1998 death claims were $1,036,000 less than 1997 and accounted for approximately 4% of the decrease from 1997. There is no single event that caused the mortality variances. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management. At the September 1998 Board of Directors meeting, the Boards of the insurance subsidiaries lowered crediting rates one half percent on all products crediting 5.5% or more. The change affected approximately $60,000,000 of policy reserves and will result in interest crediting reductions of $300,000 per year. At the March 1999 Board of Directors meeting, the Boards of the insurance subsidiaries again lowered crediting rates one half percent on all products that could be lowered. The change will result in interest crediting reductions of approximately $600,000 per year. These adjustments were in response to continued declines in interest rates in the marketplace. Policy interest crediting rate changes become effective on an individual policy basis on the next policy anniversary. Therefore, it will take a full year from the time the change is determined for the full impact of such change to be realized.

Commissions and amortization of deferred policy acquisition costs decreased 55% in 1999 compared to 1998 and increased 78% in 1998 compared to 1997. At year-end 1998, the Company recorded an impairment write off of deferred policy acquisition costs of $2,983,000. The Company performs actuarial analysis of the recoverability of the asset based on current trends and known events compared to assumptions used in the establishment of the original asset. The impairment in 1998 was the result of declines in interest rates in the marketplace combined with lower than expected new policy writings left the Company with greater per policy costs as a result of fixed costs being spread over fewer policies.

Amortization of cost of insurance acquired decreased 17% in 1999 compared to 1998 and decreased 7% in 1998 compared to 1997. Cost of insurance acquired is established when an insurance company is acquired. The Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition. The cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies. Cost of insurance acquired is comprised of individual life insurance products including whole life, interest sensitive whole life and universal life insurance products. Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates utilized in the amortization calculation are 9% on approximately 25% of the balance and 15% on the remaining balance. The interest rates vary due to risk analysis performed at the time of acquisition on the business acquired. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised. The Company did not have any charge-offs during the periods covered by this report. Amortization of cost of insurance acquired is particularly sensitive to changes in persistency of certain blocks of insurance in-force. Persistency is a measure of insurance in force retained in relation to the previous year. The Company's average persistency rate for all policies in force for 1999, 1998 and 1997 has been approximately 89.4%, 89.9% and 89.4%, respectively.

Operating expenses decreased 29% in 1999 compared to 1998 and increased 16% in 1998 compared to 1997. Included in operating expenses in 1998 is $2,534,317 from the release of discounts associated with the Company's notes payable. The Company's subordinated debt was issued at rates considered favorable to the Company at time of issue, therefore the notes were discounted to reflect an effective interest rate of 15%. With the payment of part of this debt in November 1998, the unamortized discount was written off. Management's plan to repay the remaining debt in a much shorter period of time from required repayment resulted in the determination to write off the entire remaining note discount. See information contained below in interest expense analysis for further details regarding debt retirement. Excluding the note discount write off, operating expenses decreased 12% in 1998 compared to 1997 attributable primarily to reduced salary and employee benefit costs in 1998, as a result of natural attrition. The decrease in operating expenses in 1999 is due in part, to a decrease in salaries from staff reduction. In most instances, the workload was absorbed into the remaining workforce. First year sales production has shown a declining trend in the last three years. The Company has tried a variety of solutions to bolster new sales production including additional training, home office assistance in providing leads on prospective clients and a review of current product offerings. First year production in the first quarter of 1999 resulted in cash received from new sales of only 54% of that received in first quarter 1998, or $560,000 less. With continued declining new business, costs associated with supporting new business, primarily salary costs, as a percentage of new business received continued to grow. In March of 1999, the Company determined it could no longer continue to support these fixed costs in light of the new business trend and no indication it would reverse any time soon. It was determined these fixed costs should be reduced to be commensurate with the level of new sales production activity currently being experienced. As such, in March 1999 seven employees of the Company (approximately 8% of the total staff), were terminated due to lack of business activity. This action resulted in expense savings of approximately $275,000 per year.

During the fourth quarter of 1999, the Company transferred the policy administration functions of its insurance subsidiary APPL from Huntington, WV to its Springfield, IL location. The transfer was completed to reduce operating costs. APPL policy administration was then converted to the same computer system used to administer the other insurance subsidiaries. Following the transfer and system conversion, all insurance administration is located at the Springfield, IL office and administered on the same computer system. This action did not result in any cost savings in 1999, but is expected to save approximately $250,000 per year in administrative costs in future periods.

Interest expense declined 71% from 1998 to 1999 and increased 21% in 1998 compared to 1997. In November 1998, UTG, received approximately $11,000,000 from the issuance of common stock to First Southern Funding and its affiliates. These funds were used to retire outside debt. On November 23, 1998, the Company paid a $6,300,000 principal payment on its senior debt, paid a $2,608,099 principal payment on its 10 year subordinated debt and retired $1,917,952 of other outside debt. With the early retirement of this debt, the Company realized a write-off of $341,852 in interest expense in 1998 from unamortized discounts associated with the debt. At December 31, 1998, there were no unamortized note discounts remaining on the balance sheet. With the new capital and expectations of future growth, in 1998, management has formulated a plan to repay the remaining outside debt within the next two years. At December 31, 1999, UTG had $5,917,969 in notes payable. Included in this balance is $2,560,000 of UTG convertible debt owned by First Southern, which, pursuant to an agreement, will be converted to equity by July 31, 2000. The Company believes the debt retirement can be accomplished in the timetable presented through dividends from the subsidiaries, namely dividends to FCC from UG and from expected operating cashflows.

The provision for income taxes reflected a significant change from the same period one year ago. This is the result of changes in the deferred tax liability. Deferred taxes are established to recognize future tax effects attributable to temporary differences between the financial statements and the tax return. As these differences are realized in the financial statement or tax return, the deferred income tax established on the difference is recognized in the financial statements as an income tax expense or credit. During 1999 and 1997, the insurance subsidiaries incurred a loss on their federal income tax return that was carried forward to future periods. A tax benefit was not incurred in the financial statements for the 1997 loss as a corresponding allowance was established against the deferred tax asset attributable to the tax loss carryforward. The Company did not establish an allowance against the 1999 tax loss as the Company's recent history demonstrates the loss will most likely be fully utilized before expiration. In 1998, the insurance company subsidiaries incurred taxable income for federal income tax purposes which was offset through utilization of federal tax loss carryforwards. Since these carryforwards had an allowance established against them for deferred tax purposes, no corresponding expense was incurred in the financial statements. Additionally, the Company incurred deferred tax credits of $2,050,709 in 1998 from the deferred policy acquisition costs impairment and the notes payable discounts write-offs.


(c)  Net gain (loss)

The Company had a net gain (loss) of  $1,075,909,  $(679,492)  and $(559,248) in
1999, 1998 and 1997 respectively. The Company continues to show steady improvement in its results. The additional capital received from FSF significantly enhanced the Company's financial position and improved earnings primarily through interest expense savings from debt retirement. The 1998 results included one time charges for a deferred policy acquisition costs impairment write down and the write off of the remaining discounts associated with notes payable. The Company continues to monitor and adjust those items within its control to continue the positive trend and anticipates continued profitability.


Financial Condition
-------------------

(a)  Assets

Investments are the largest asset group of the Company. The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, and the Company's business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and corporate securities rated investment grade by established nationally recognized rating organizations and other high quality low risk investments.

The liabilities are predominantly long-term in nature and therefore, the Company invests in long-term fixed maturity investments that are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or "junk bonds". As of December 31, 1999, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities it may sell and classified them as "investments held for sale". Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity. To provide additional flexibility and liquidity, the Company has categorized almost all fixed maturity investments acquired in 1999 as available for sale. It was determined it would be in the Company's best financial interest to classify these new purchases as available for sale to provide additional liquidity. All of the fixed maturity acquisitions in 1999 were U.S. government and government agency securities.

The following table summarizes the Company's fixed maturities distribution at December 31, 1999 and 1998 by ratings category as issued by Standard and Poor's, a leading ratings analyst.




                   Fixed Maturities
                   ----------------
Rating                             % of Portfolio
------                          ----------------------
                                  1999        1998
                                ----------  ----------
Investment Grade
AAA                                 38%         38%
AA                                  19%         18%
A                                   35%         36%
BBB                                  7%          7%
Below investment grade               1%          1%
                                ----------  ----------
                                   100%        100%
                                ==========  ==========


The Company has recently begun looking at the mortgage loan market for possible investments, due to the affiliation with First Southern Funding and its affiliates ("FSF"). FSF is the largest shareholder of UTG. The affiliation with FSF provides additional resources in the mortgage loan market. FSF is in the banking industry and has experience and expertise in underwriting commercial and residential mortgage loans. The Company believes it can issue or acquire loans, which will provide attractive yields while maintaining high quality and low risk. All mortgage loans held by the Company are first position loans. The Company has no loans that are in default and in the process of foreclosure at December 31, 1999.

Investment real estate and real estate acquired in satisfaction of debt increased 62% in 1999 compared to 1998. At December 31, 1999, UTG acquired 100% of the common stock of North Plaza in exchange for UTG common stock. North Plaza owns a shopping center in Somerset, Kentucky and approximately 23,000 acres of timberland in Kentucky. The timberland is harvested and in various stages of maturity. The Company expects to receive at least $500,000 per year in cash flows from the harvesting activity. At the time of acquisition, the properties were valued at $9,296,596. During 1998 the Company re-evaluated its real estate holdings, especially those properties acquired through acquisitions of other companies and mortgage loan foreclosures, and determined it would be in the long term interest of the Company to dispose of certain of these parcels. Parcels targeted for sale were generally non-income or low income producing and located in parts of the country where management has little other reason to travel to. The disposal of these properties will free up management time to focus on the properties that have a more viable long-term benefit to the Company. Investment real estate holdings represent approximately 5% of the total assets of the Company. Total investment real estate is separated into three categories:
Commercial 68%, Residential Development 23% and Foreclosed Properties 9%.

Policy loans remained consistent for the periods presented. Industry experience for policy loans indicates few policy loans are ever repaid by the policyholder other than through termination of the policy. Policy loans are systematically reviewed to ensure that no individual policy loan exceeds the underlying cash value of the policy. Policy loans will generally increase due to new loans and interest compounding on existing policy loans.

Deferred policy acquisition costs decreased 19% in 1999 compared to 1998. Deferred policy acquisition costs, which vary with, and are primarily related to producing new business, are referred to as ("DAC"). DAC consists primarily of commissions and certain costs of policy issuance and underwriting, net of fees charged to the policy in excess of ultimate fees charged. To the extent these costs are recoverable from future profits, the Company defers these costs and amortizes them with interest in relation to the present value of expected gross profits from the contracts, discounted using the interest rate credited by the policy. The Company had $720,000 in policy acquisition costs deferred, $142,000 in interest accretion and $2,059,012 in amortization in 1999.

Cost of insurance acquired decreased 5% in 1999 compared to 1998. At December 31, 1999, cost of insurance acquired was $36,832,068 and amortization totaled $1,847,754 for the year. When an insurance company is acquired, the Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition. The cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies. Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits.


(b)  Liabilities

Total liabilities decreased 2% in 1999 compared to 1998. Policy liabilities and accruals, which represents approximately 92% of total liabilities, decreased slightly from the prior year. The decline is attributable to a shrinking policy base and declining new business production.

Deferred income taxes payable increased 26% in 1999 compared to 1998. The Company established a deferred tax liability of $1,796,596 or 19% of the total increase, from the acquisition of North Plaza on December 31, 1999. Deferred taxes are established to recognize future tax effects attributable to temporary differences between the financial statements and the tax return. As these differences are realized in the financial statement or tax return, the deferred income tax established on the difference is recognized in the financial statements as an income tax expense or credit. Federal income taxes are discussed in more detail in Note 3 of the Consolidated Notes to the Financial Statements.

Notes payable decreased 38% in 1999 compared to 1998. Through the merger of UII in July 1999, the Company eliminated $1,364,100 of debt which was held by UII and assumed $902,300 of debt UII had outstanding. Additionally, during 1999, the Company repaid $3,149,369 of its debt. With the new capital and expectations of future growth, in 1998, management formulated a plan to repay the remaining outside debt within the next two years. At December 31, 1999, UTG had $5,917,969 in notes payable. Included in this balance is $2,560,000 of UTG convertible debt owned by First Southern, which, pursuant to an agreement, will be converted to equity by July 31, 2000. The Company believes the debt retirement can be accomplished in the timetable presented through dividends from the subsidiaries, namely dividends to FCC from UG and from expected operating cashflows. The Company's long-term debt is discussed in more detail in Note 11 of the Notes to the Financial Statements.


(c)  Shareholders' Equity

Total shareholders' equity increased 71% in 1999 compared to 1998. In July 1999, equity increased $10,451,455 from the issuance of 817,517 shares of authorized but unissued common stock in the merger of UII. On December 31, 1999, the Company issued 681,818 shares of common stock valued at $7,500,000 in the acquisition of North Plaza. Earnings during the year of $1,075,909, unrealized losses on investments held for sale of $(862,048) and purchases of treasury stock of $(149,955) also influenced total shareholders' equity.

Liquidity and Capital Resources
-------------------------------

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and the servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 6% and 8% as of December 31, 1999 and 1998, respectively. Fixed maturities as a percentage of total invested assets were 77% and 82% as of December 31, 1999 and 1998, respectively.

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

Cash provided by (used in) operating activities was $(627,939), $2,166,173 and $22,749 in 1999, 1998 and 1997, respectively. Reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities when reporting on cash flows. The net cash provided by operating activities plus policyholder contract deposits less policyholder contract withdrawals equaled $2,325,435 in 1999, $5,244,388 in 1998 and $3,412,419 in 1997. Management utilizes this measurement of cash flows as an indicator of the performance of the Company's insurance operations.

Cash provided by (used in) investing activities was $(4,928,225), $5,555,757 and $(2,989,016), for 1999, 1998 and 1997, respectively. The most significant aspect of cash provided by (used in) investing activities are the fixed maturity transactions. Fixed maturities account for 68%, 84% and 72% of the total cost of investments acquired in 1999, 1998 and 1997, respectively. The Company has not directed its investable funds to so-called "junk bonds" or derivative investments.

Net  cash  provided  by  financing  activities  was  $205,505,   $2,550,600  and
$1,745,965 for 1999, 1998 and 1997, respectively. The Company continues to pay down on its outstanding debt. Such payments are included within this category.

Policyholder contract deposits decreased 8% in 1999 compared to 1998, and decreased 14% in 1998 when compared to 1997. The decrease in policyholder contract deposits relates to the decline in new business production experienced in the last few years by the Company. Policyholder contract withdrawals has decreased 10% in 1999 compared to 1998, and decreased 15% in 1998 compared to 1997. The change in policyholder contract withdrawals is not attributable to any one significant event. Factors that influence policyholder contract withdrawals are fluctuation of interest rates, competition and other economic factors.

At December 31, 1999, the Company had a total of $5,917,969 in long-term debt outstanding. In November 1998, UTG, received approximately $11,000,000 from the issuance of common stock to First Southern Funding and its affiliates. These funds were used to retire outside debt. On November 23, 1998, the Company paid a $6,300,000 principal payment on its senior debt, paid a $2,608,099 principal payment on its 10 year subordinated debt and retired $1,917,952 of other outside debt. With the new capital and expectations of future growth, in 1998, management has formulated a plan to repay the remaining outside debt within the next two years. Included in this balance is $2,560,000 of UTG convertible debt owned by First Southern, which, pursuant to an agreement, will be converted to equity by July 31, 2000. The Company believes the debt retirement can be accomplished in the timetable presented through dividends from the subsidiaries, namely dividends to FCC from UG and from expected operating cashflows.

As of December 31, 1999 the Company has a total $55,614,984 of cash and cash equivalents, short-term investments and investments held for sale in comparison to $5,917,969 of notes payable. UTG and FCC service this debt through existing cash balances and management fees received from the insurance subsidiaries. FCC is further able to service this debt through dividends it may receive from UG. See Note 2 in the notes to the consolidated financial statements for additional information regarding dividends.

UTG is a holding company that has no day to day operations of its own. Funds required to meet its expenses, generally costs associated with maintaining the company in good standing with states in which it does business, are primarily provided by its subsidiaries. On a parent only basis, UTG's cash flow is dependent on its earnings received on invested assets (primarily notes receivable from FCC) and cash balances. At December 31, 1999, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries and receivables from its subsidiaries. The Company's insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments. The payment of cash dividends to shareholders is not legally restricted. However, the state insurance department regulates insurance company dividend payments where the company is domiciled. UTG is the ultimate parent of UG through ownership of FCC. UG can not pay a dividend directly to UTG due to the ownership structure. However, if UG paid a dividend to its direct parent, FCC, and FCC paid a dividend equal to the amount it received, UTG would receive 80% of the original dividend paid by UG. Please refer to Note 1 of the Notes to the Consolidated Financial Statements. UG's dividend limitations are described below without effect of the ownership structure.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus. For the year ended December 31, 1999, UG had a statutory gain from operations of $3,535,018. At December 31, 1999, UG's statutory capital and surplus amounted to $15,022,000. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation. UG paid ordinary dividends of $3,266,000 to FCC during 1999.

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

The NAIC's  risk-based  capital  requirements  require  insurance  companies  to calculate and report information under a risk-based capital formula. The risk-based capital formula measures the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, mortality and morbidity, asset and liability matching and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines new minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the insurance company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Insurance companies below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action. The levels and ratios are as follows:
                                        Ratio of Total Adjusted Capital to
                                           Authorized Control Level RBC
              Regulatory Event               (Less Than or Equal to)
              ----------------             ---------------------------

     Company action level                              2*
     Regulatory action level                           1.5
     Authorized control level                          1
     Mandatory control level                           0.7
     * Or, 2.5 with negative trend.

At December 31, 1999, each of the insurance subsidiaries has a Ratio that is in excess of 4, which is 400% of the authorized control level; accordingly the insurance subsidiaries meet the RBC requirements.

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

Currently, the Company's insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including the power to: (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business;
(vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments. Insurance regulation is concerned primarily with the protection of policyholders. The Company cannot predict the impact of any future proposals, regulations or market conduct investigations. The Company's insurance subsidiaries, UG, APPL and ABE are domiciled in the states of Ohio, West Virginia and Illinois, respectively.

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

Most states also have insurance holding company statutes, which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. The insurance subsidiaries are subject to such legislation and registered as controlled insurers in those jurisdictions in which such registration is required. Statutes vary from state to state but typically require periodic disclosure, concerning the corporation, that controls the registered insurers and all subsidiaries of such corporation. In addition, prior notice to, or approval by, the state insurance commission of material intercorporate transfers of assets, reinsurance agreements, management agreements (see Note 9 in the Notes to the Consolidated Financial Statements), and payment of dividends (see Note 2 in the Notes to the Consolidated Financial Statements) in excess of specified amounts by the insurance subsidiary, within the holding company system, are required.

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

At year-end 1999, the insurance companies had one ratio outside the normal range. The ratio is related to the decrease in premium income. The results fell outside the normal range because of the permanent premium reduction on certain of the Company's participating products in force commonly referred to as the initial contract and the presidents plan. The premium reduction, which took effect with the 1999 premium payment, was generally 20% with 35% used on initial contract plans of UG with original issue ages less than 56 years old. The dividends were also reduced, and the net effect to the policyholder was a slightly lower net premium. This action was taken by the Boards of UG and USA to ensure these policyholders will be protected in future periods from potential dividend reductions at least to the extent of the permanent premium reduction amount.

The NAIC, in conjunction with state regulators, has been reviewing existing insurance laws and regulations. A committee of the NAIC proposed changes in the regulations governing insurance company investments and holding company investments in subsidiaries and affiliates which were adopted by the NAIC as model laws in 1996. The Company does not presently anticipate any material adverse change in its business because of these changes.

Congress recently passed legislation reducing or eliminating certain barriers, which existed between insurance companies, banks and brokerages. This new legislation opens markets for financial institutions to compete against one another and to acquire one another across previously established barriers. This creates a whole new arena in which the Company must compete. Exactly what this change will mean to the financial industries is yet to be seen, but the Company will continue to watch these changes and look for new opportunities within them.

The Clinton Administration has recently proposed tax changes that would affect the insurance industry. One proposal is to require recapture of untaxed profits on policyholder surplus accounts. Between 1959 and 1983, stock life insurance companies deferred tax on a portion of their profits. These untaxed profits were added to a policyholders surplus account ("PSA"). In 1984, Congress precluded life insurance companies from continuing to defer taxes on any future profits. The Clinton Administration argues that there is no continuing justification for permitting stock life insurance companies to defer tax on profits that were earned between 1959 and 1983. Accordingly, the stock life companies would be required to include in their gross income over ten years their PSA balances. The second proposal modifies rules for capitalizing policy acquisition costs because life insurance companies generally only capitalize a fraction of their actual policy acquisition costs. This modification would increase the current capitalization percentages. Either of these changes would be onerous to the Company and to the insurance industry as a whole. The outcome and timing of these proposals cannot be anticipated at this time.

The NAIC adopted the Life Illustration Model Regulation. Many states have adopted the regulation effective January 1, 1997. This regulation requires products, which contain non-guaranteed elements, such as universal life and interest sensitive life, to comply with certain actuarially established tests. These tests are intended to target future performance and profitability of a product under various scenarios. The regulation does not prevent a company from selling a product that does not meet the various tests. The only implication is the way in which the product is marketed to the consumer. A product that does not pass the tests uses guaranteed assumptions rather than current assumptions in presenting future product performance to the consumer. The Company conducts an ongoing thorough review of its sales and marketing process and continues to emphasize its compliance efforts.

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


ACCOUNTING AND LEGAL DEVELOPMENTS
---------------------------------

SFAS 133 entitled, Accounting for Derivative Instruments and Hedging Activities, was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 137 was subsequently issued to defer the effective date, of SFAS 133, to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a specific type of exposure hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS 133 did not affect the Company's financial position or results of operations, since the Company has no derivative or hedging type investments.

Additional Statements of Financial Accounting Standards have been issued, none of which have direct applicability to the Company.

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

The Company established a project to address year 2000 processing concerns in September of 1996. In 1997 the Company completed the review of the Company's internally and externally developed software, and made corrections to all year 2000 non-compliant processing. The Company also secured verification of current and future year 2000 compliance from all major external software vendors. In December of 1997, a separate computer operating environment was established with the system dates advanced to December of 1999. A parallel model office was established with all dates in the data advanced to December of 1999. Parallel model office processing was performed using dates from December of 1999 to January of 2001, to ensure all year 2000 processing errors are corrected. Testing was completed by the end of the first quarter of 1998. After testing was completed, periodic regression testing was performed to monitor continuing compliance. By addressing year 2000 compliance in a timely manner, compliance was achieved using existing staff and without significant impact on the Company operationally or financially. To date, no material "Year 2000" problems have occurred.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Listed below are the financial statements included in this Part of the Annual Report on SEC Form 10-K:

                                                                        Page No.
                                                                        --------
UNITED TRUST GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

   Independent Auditor's Report for the
     Years ended December 31, 1999, 1998, 1997................................33



     Consolidated Balance Sheets..............................................34



     Consolidated Statements of Operations....................................35



     Consolidated Statements of Shareholders' Equity..........................36



     Consolidated Statements of Cash Flows....................................37



     Notes to Consolidated Financial Statements........................... 38-66

                          Independent Auditors' Report



Board of Directors and Shareholders
UNITED TRUST GROUP, INC.


         We have audited the accompanying consolidated balance sheets of UNITED TRUST GROUP, INC. (an Illinois corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UNITED TRUST GROUP, INC. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

         We have also audited Schedule I as of December 31, 1999, and Schedules II, IV and V as of December 31, 1999 and 1998, of UNITED TRUST GROUP, INC. and subsidiaries and Schedules II, IV and V for each of the three years in the period then ended. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.




                                         KERBER, ECK & BRAECKEL LLP




Springfield, Illinois
March 24, 2000


                               UNITED TRUST GROUP, INC.
                             CONSOLIDATED BALANCE SHEETS
                           As of December 31, 1999 and 1998

                                                   ASSETS
                                                                                               1999              1998
                                                                                          ---------------    --------------
Investments:
    Fixed maturities held to maturity, at amortized cost
      (market $142,675,019 and $179,885,379)                                            $    144,751,111   $   174,240,848
    Investments held for sale:
      Fixed maturities, at market (cost $31,415,026 and $1,494,636)                           30,191,357         1,505,406
      Equity securities, at market (cost $2,886,315 and $2,725,061)                            2,165,556         2,087,416
    Mortgage loans on real estate at amortized cost                                           15,483,772        10,941,614
    Investment real estate, at cost, net of accumulated depreciation                          15,552,165         8,979,183
    Real estate acquired in satisfaction of debt                                               1,550,000         1,550,000
    Policy loans                                                                              14,151,113        14,134,041
    Other long-term investments                                                                  906,278           906,278
    Short-term investments                                                                     2,230,267         1,062,796
                                                                                          ---------------    --------------
                                                                                             226,981,619       215,407,582

Cash and cash equivalents                                                                     21,027,804        26,378,463
Investment in affiliates                                                                               0         5,549,515
Accrued investment income                                                                      3,459,761         3,563,383
Reinsurance receivables:
    Future policy benefits                                                                    36,117,010        36,965,938
    Policy claims and other benefits                                                           3,806,382         3,563,963
Cost of insurance acquired                                                                    36,832,068        38,679,822
Deferred policy acquisition costs                                                              5,127,536         6,324,548
Cost in excess of net assets purchased,
  net of accumulated amortization                                                              1,442,339         2,642,210
Property and equipment, net of accumulated depreciation                                        3,034,702         3,179,203
Income taxes receivable, current                                                                 434,427                 0
Other assets                                                                                     896,880           941,656
                                                                                          ---------------    --------------
         Total assets                                                                   $    339,160,528   $   343,196,283
                                                                                          ===============    ==============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
    Future policy benefits                                                              $    244,934,013   $   247,763,615
    Policy claims and benefits payable                                                         2,773,309         2,183,434
    Other policyholder funds                                                                   1,627,341         2,150,632
    Dividend and endowment accumulations                                                      14,431,574        15,329,048
Income taxes payable:
    Current                                                                                            0           115,785
    Deferred                                                                                  11,913,154         9,438,758
Notes payable                                                                                  5,917,969         9,529,138
Indebtedness to affiliates, net                                                                        0            22,244
Other liabilities                                                                              5,169,128         5,890,059
                                                                                          ---------------    --------------
         Total liabilities                                                                   286,766,488       292,422,713
                                                                                          ---------------    --------------
Minority interests in consolidated subsidiaries                                                9,017,368        25,412,259
                                                                                          ---------------    --------------
Shareholders' equity:
Common stock - no par value, stated value $.02 per share.
    Authorized 7,000,000 shares - 3,970,266 and 2,490,438 shares
    issued after deducting treasury shares of 47,507 and 28,000                                   79,405            49,809
Additional paid-in capital                                                                    45,175,076        27,403,172
Accumulated deficit                                                                             (738,909)       (1,814,818)
Accumulated other comprehensive income (deficit)                                              (1,138,900)         (276,852)
                                                                                          ---------------    --------------
         Total shareholders' equity                                                           43,376,672        25,361,311
                                                                                          ---------------    --------------
         Total liabilities and shareholders' equity                                     $    339,160,528   $   343,196,283
                                                                                          ===============    ==============

                             See accompaning notes.

                            UNITED TRUST GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Three Years Ended December 31, 1999


                                                                 1999               1998               1997
                                                            ---------------    ----------------   ----------------

Revenues:

    Premiums and policy fees                             $      25,559,708  $       30,938,609 $       33,373,950
    Reinsurance premiums and policy fees                        (3,978,565)         (4,542,532)        (4,734,705)
    Net investment income                                       14,529,537          15,042,287         14,857,297
    Realized investment gains and (losses), net                   (530,894)         (1,119,156)          (279,096)
    Other income                                                   477,325             566,192            774,884
                                                            ---------------    ----------------   ----------------
                                                                36,057,111          40,885,400         43,992,330


Benefits and other expenses:

    Benefits, claims and settlement expenses:
        Life                                                    22,338,042          23,078,145         23,644,252
        Reinsurance benefits and claims                         (3,610,459)         (2,499,394)        (2,078,982)
        Annuity                                                  1,390,592           1,462,385          1,560,828
        Dividends to policyholders                               1,170,710           3,431,238          3,929,073
    Commissions and amortization of deferred
        policy acquisition costs                                 2,893,898           6,450,529          3,616,365
    Amortization of cost of insurance acquired                   1,847,754           2,214,928          2,394,392
    Operating expenses                                           7,533,374          10,665,976          9,222,913
    Interest expense                                               637,647           2,198,773          1,816,491
                                                            ---------------    ----------------   ----------------
                                                                34,201,558          47,002,580         44,105,332
                                                            ---------------    ----------------   ----------------

Gain (loss) before income taxes, minority
interest and equity in gain (loss) of investees                  1,855,553          (6,117,180)          (113,002)
Income tax credit (expense)                                       (690,454)          4,624,032           (986,229)
Minority interest in (gain) loss
of consolidated subsidiaries                                      (142,745)            835,181            563,699
Equity in gain (loss) of investees                                  53,555             (21,525)           (23,716)
                                                            ---------------    ----------------   ----------------

Net gain (loss)                                          $       1,075,909  $         (679,492)$         (559,248)
                                                            ===============    ================   ================


Basic gain (loss) per share from continuing
   operations and net gain (loss)                        $            0.38  $            (0.39)$            (0.32)
                                                            ===============    ================   ================

Diluted gain (loss) per share from continuing
operations and net gain (loss)                           $            0.38  $            (0.39)$            (0.32)
                                                            ===============    ================   ================

Basic weighted average shares outstanding                        2,839,703           1,726,843          1,772,870
                                                            ===============    ================   ================

Diluted weighted average shares outstanding                      2,839,934           1,726,843          1,772,870
                                                            ===============    ================   ================

                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       Three Years Ended December 31, 1999

                                                         1999                                 1998                          1997
                                              ------------------------------       -------------------------------      ------------

Common stock
    Balance, beginning of year  $        49,809                  $        32,696               $        37,402
    Issued during year                   29,986                           17,264                             0
    Stock retired from purchase
       of fractional shares of
       reverse stock split                    0                                0                            (7)
    Treasury shares acquired               (390)                            (151)                       (4,699)
                                  --------------                   --------------                --------------
    Balance, end of year        $        79,405                  $        49,809               $        32,696
                                  ==============                   ==============                ==============


Additional paid-in capital
    Balance, beginning of year  $    27,403,172                  $    16,488,375               $    18,638,591
    Issued during year               17,921,469                       10,982,731                             0
    Stock retired from purchase
       of fractional shares
       of reverse stock split                 0                                0                        (2,374)
    Treasury shares acquired           (149,565)                         (67,934)                   (2,147,842)
                                  --------------                   --------------                --------------
    Balance, end of year        $    45,175,076                  $    27,403,172               $    16,488,375
                                  ==============                   ==============                ==============


Accumulated deficit
    Balance, beginning of year  $    (1,814,818)                 $    (1,135,326)              $      (576,078)
    Net gain (loss)                   1,075,909  $    1,075,909         (679,492) $  (679,492)        (559,248) $      (559,248)
                                  --------------                   --------------                --------------
    Balance, end of year        $      (738,909)                 $    (1,814,818)              $    (1,135,326)
                                  ==============                   ==============                ==============


Accumulated other comprehensive
 income (loss)
    Balance, beginning of year  $      (276,852)                 $       (29,127)              $       (86,058)
    Other comprehensive income
       (loss)
       Unrealized holding gain
       (loss) on securities          (1,166,008)     (1,166,008)        (440,592)    (440,592)         111,497          111,497
      Minority interest in
       unrealized holding gain
       (loss) on securities             303,960         303,960          192,867      192,867          (54,566)         (54,566)
                                  --------------   -------------   --------------   ----------   --------------   --------------
    Comprehensive income (loss)                  $      213,861                   $  (927,217)                  $      (502,317)
                                                   =============                    ==========                    ==============
    Balance, end of year             (1,138,900)                        (276,852)                      (29,127)
                                  --------------                   --------------                --------------

Total shareholders' equity,
  end of year                   $    43,376,672                  $    25,361,311               $    15,356,618
                                  ==============                   ==============                ==============


                            UNITED TRUST GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Three Years Ended December 31, 1999

                                                                    1999           1998            1997
                                                                 ------------   ------------   -------------
Increase  (decrease)  in cash and cash  equivalents
  Cash flows  from  operating activities:
   Net income (loss)                                           $   1,075,909  $    (679,492) $     (559,248)
   Adjustments to reconcile net loss to net cash provided by
     operating  activities  net of changes in assets and
     liabilities  resulting from the sales and purchases
     of subsidiaries:
    Amortization/accretion of fixed maturities                       489,491        657,863         670,185
    Realized investment losses, net                                  530,894      1,119,156         279,096
    Policy acquisition costs deferred                               (720,000)      (892,000)     (1,272,000)
    Amortization of deferred policy acquisition costs              1,917,012      5,168,172       1,996,636
    Amortization of cost of insurance acquired                     1,847,754      2,214,928       2,394,392
    Amortization of costs in excess of net assets purchased           90,000         90,000         155,000
    Depreciation                                                     507,771        494,364         469,854
    Minority interest                                                142,745       (835,181)       (563,699)
    Charges for mortality and administration
      of universal life and annuity products                     (10,696,014)   (10,771,795)    (10,588,874)
    Interest credited to account balances                          6,300,667      7,014,683       7,212,406
    Equity in (earnings) loss of investees                           (53,555)        21,525          23,716
    Change in accrued investment income                              123,747        123,179        (224,763)
    Change in reinsurance receivables                                606,509        813,283       1,257,953
    Change in policy liabilities and accruals                     (2,218,519)        75,087        (547,081)
    Change in income taxes payable                                   127,588     (4,635,447)        925,896
    Change in indebtedness (to) from affiliates, net                  (1,287)         3,769         (13,362)
    Change in other assets and liabilities, net                     (698,651)     2,184,079      (1,593,358)
                                                                 ------------   ------------   -------------
Net cash provided by (used in) operating activities                 (627,939)     2,166,173          22,749
                                                                 ------------   ------------   -------------

Cash flows  from  investing  activities:  Proceeds  from
  investments  sold  and matured:
    Fixed maturities held for sale                                 1,430,000        164,520         290,660
    Fixed maturities sold                                                  0              0               0
    Fixed maturities matured                                      31,032,290     54,642,223      21,488,265
    Equity securities                                                      0        450,000          76,302
    Mortgage loans                                                 4,765,678      1,785,859       1,794,518
    Real estate                                                    2,705,093      1,716,124       1,136,995
    Policy loans                                                   3,169,753      3,661,834       4,785,222
    Short-term                                                     1,336,251      1,593,749         410,000
                                                                 ------------   ------------   -------------
   Total proceeds from investments sold and matured               44,439,065     64,014,309      29,981,962
   Cost of investments acquired:
    Fixed maturities held for sale                               (31,366,755)             0               0
    Fixed maturities                                              (2,020,803)   (48,745,594)    (23,220,172)
    Equity securities                                               (161,255)       (79,053)     (1,248,738)
    Mortgage loans                                                (9,257,836)    (3,667,061)       (245,234)
    Real estate                                                     (635,303)    (1,346,299)     (1,444,980)
    Policy loans                                                  (3,186,825)    (3,588,686)     (4,554,291)
    Other long-term investments                                            0        (66,212)              0
    Short-term                                                    (2,503,722)      (851,198)     (1,726,035)
                                                                 ------------   ------------   -------------
   Total cost of investments acquired                            (49,132,499)   (58,344,103)    (32,439,450)
   Purchase of property and equipment                               (234,791)      (114,449)       (531,528)
                                                                 ------------   ------------   -------------
Net cash provided by (used in) investing activities               (4,928,225)     5,555,757      (2,989,016)
                                                                 ------------   ------------   -------------

Cash flows from financing activities:
    Policyholder contract deposits                                14,176,188     15,480,745      17,905,246
    Policyholder contract withdrawals                            (11,222,814)   (12,402,530)    (14,515,576)
    Cash received in merger                                          607,508              0               0
    Net cash transferred from coinsurance assumed                          0        420,790               0
    Proceeds from notes payable                                            0        500,000       2,560,000
    Payments of principal on notes payable                        (3,149,369)   (12,420,373)     (1,874,597)
    Payment for fractional shares from reverse stock split                 0              0          (2,381)
    Payment for fractional shares from reverse stock split of subsidiary   0              0        (534,251)
    Purchase of stock of affiliates                                  (56,053)        (1,500)       (865,877)
    Purchase of treasury shares                                     (149,955)       (26,527)       (926,599)
    Proceeds from issuance of common stock                                 0     10,999,995               0
                                                                 ------------   ------------   -------------
Net cash provided by financing activities                            205,505      2,550,600       1,745,965
                                                                 ------------   ------------   -------------

Net increase (decrease) in cash and cash equivalents              (5,350,659)    10,272,530      (1,220,302)
Cash and cash equivalents at beginning of year                    26,378,463     16,105,933      17,326,235
                                                                 ------------   ------------   -------------
Cash and cash equivalents at end of year                       $  21,027,804  $  26,378,463  $   16,105,933
                                                                 ============   ============   =============

                            See accompanying notes.

UNITED TRUST GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   ORGANIZATION  -  At  December  31,  1999,   the  parent,   significant
          majority-owned subsidiaries and affiliates of UNITED TRUST GROUP, INC., were as depicted on the following organizational chart.

United Trust Group, Inc. ("UTG") is the ultimate controlling company. UTG owns 80% of First Commonwealth Corporation ("FCC"), 100% of Roosevelt Equity Corporation (REC) and 100% of North Plaza of Somerset Inc ("North Plaza"). FCC owns 100% of Universal Guaranty Life Insurance Company ("UG"). UG owns 86% of Appalachian Life Insurance Company ("APPL") and APPL owns 100% of Abraham Lincoln Insurance Company ("ABE").

During 1999, the Company made several significant changes to streamline and simplify its corporate structure. Throughout the Notes to the Consolidated Financial Statements references will be made to these changes. Prior to these changes there were four holding companies which controlled four life insurance companies. However, in 1999 there were two mergers and a liquidation, reducing the number of holding companies to two and the number of life insurance companies to three (refer to the organizational chart in note 1A). The first merger and Company liquidation took place in July of 1999. Prior to July 1999, UTG was known as United Trust, Inc. ("UTI"). UTI and United Income, Inc. ("UII") owned 100% of the former United Trust Group, Inc., (which was formed in February of 1992 and liquidated in July of 1999 - referred to as "UTGL99"). Through a shareholder vote and special meeting on July 26, 1999, UII merged into UTI, and simultaneously with the merger, UTGL99 was liquidated and UTI changed its corporate name to United Trust Group, Inc. ("UTG"). The second merger occurred on December 29, 1999, when UG was the survivor to a merger with its 100% owned subsidiary United Security Assurance Company ("USA").

This document at times will refer to the Company's largest shareholder, First Southern Funding LLC, a Kentucky corporation, ("FSF"). Mr. Jesse T. Correll is the majority shareholder of FSF, which is an affiliate of First Southern Bancorp, Inc., a bank holding company that operates out of 14 locations in central Kentucky. Mr. Correll is a member of the Board of Directors of UTG and is currently UTG's largest shareholder through his ownership control of FSF and its affiliates. At December 31, 1999 Mr. Correll owns or controls directly and indirectly approximately 46% of UTG, and has stock options granted which would facilitate ultimate ownership of over 51% of UTG.

The  Company's  significant  accounting  policies,  consistently  applied in the
preparation  of  the  accompanying   consolidated   financial  statements,   are
summarized as follows.

B. NATURE OF OPERATIONS - United Trust Group, Inc., is an insurance holding company, which sells individual life insurance products through its subsidiaries. The Company's principal market is the Midwestern United States. The Company's dominant business is individual life insurance which includes the servicing of existing insurance business in force, the solicitation of new individual life insurance and the acquisition of other companies in the insurance business.

C. BUSINESS SEGMENTS - The Company has only one significant business segment - insurance.

D. BASIS OF PRESENTATION - The financial statements of United Trust Group, Inc., life insurance subsidiaries have been prepared in accordance with generally accepted accounting principles which differ from statutory accounting practices permitted by insurance regulatory authorities.

E. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Registrant and its majority-owned subsidiaries. Investments in 20% to 50% owned affiliates in which management has the ability to exercise significant influence are included based on the equity method of accounting and the Company's share of such affiliates' operating results is reflected in Equity in loss of investees. Other investments in affiliates are carried at cost. All significant intercompany accounts and transactions have been eliminated.

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

     Real  estate  -  Investment   real  estate  at  cost  less   allowance  for
     depreciation and, as appropriate, provisions for possible losses. At year-end 1999, the Company wrote down a parcel of real estate $178,000 it determined to attempt to sell during 2000. The write down was the result of Management's determination of the amount it would be willing to accept for the property. Foreclosed real estate is adjusted for any impairment at the foreclosure date. Accumulated depreciation on investment real estate was $813,582 and $685,526 as of December 31, 1999 and 1998, respectively.

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

I. FUTURE POLICY BENEFITS AND EXPENSES - The liabilities for traditional life insurance and accident and health insurance policy benefits are computed using a net level method. These liabilities include assumptions as to investment yields, mortality, withdrawals, and other assumptions based on the life insurance subsidiaries' experience adjusted to reflect anticipated trends and to include provisions for possible unfavorable deviations. The Company makes these assumptions at the time the contract is issued or, in the case of contracts acquired by purchase, at the purchase date. Future policy benefits for individual life insurance and annuity policies are computed using interest rates ranging from 2% to 6% for life insurance and 2.5% to 9.25% for annuities. Benefit reserves for traditional life insurance policies include certain deferred profits on limited-payment policies that are being recognized in income over the policy term. Policy benefit claims are charged to expense in the period that the claims are incurred. Current mortality rate assumptions are based on 1975-80 select and ultimate tables. Withdrawal rate assumptions are based upon Linton B or Linton C, which are industry standard actuarial tables for forecasting assumed policy lapse rates.

     Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances. Interest crediting rates for universal life and interest sensitive products range from 4.5% to 5.5% in 1999 and 1998 and 5.0% to 6.0% in 1997.

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


                                              1999                 1998                1997
                                         ----------------     ----------------    ----------------
     Cost of insurance acquired,
        Beginning of year           $     38,679,822     $     40,894,750    $     43,289,142
        Interest accretion                 5,319,462            5,624,883           5,962,644
        Amortization                      (7,167,216)          (7,839,811)         (8,357,036)
                                      ----------------     ----------------    ----------------
        Net amortization                  (1,847,754)          (2,214,928)         (2,394,392)

                                      ----------------     ----------------    ----------------
     Cost of insurance acquired,
        End of year                 $     36,832,068     $     38,679,822    $     40,894,750
                                      ================     ================    ================

     Estimated net amortization expense of cost of insurance acquired for the next five years is as follows:

                      Interest                                Net
                     Accretion      Amortization     Amortization
                     ---------      ------------     ------------

       2000       $  5,085,000      $  6,602,000     $  1,517,000
       2001          4,878,000         6,473,000        1,595,000
       2002          4,674,000         6,204,000        1,530,000
       2003          4,471,000         6,187,000        1,716,000
       2004          4,237,000         6,155,000        1,918,000


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

     The following table summarizes deferred policy acquisition costs and related data for the years shown.


                                                 1999                 1998                1997
                                            ----------------     ----------------    ----------------
     Deferred, beginning of year       $      6,324,548     $     10,600,720    $     11,325,356

     Acquisition costs deferred:
       Commissions                              566,000              690,000             998,000
       Other expenses                           154,000              202,000             274,000
                                         ----------------     ----------------    ----------------
       Total                                    720,000              892,000           1,272,000

     Interest accretion                         142,000              397,000             425,000
     Amortization charged to income          (2,059,012)          (2,582,172)         (2,421,636)
                                         ----------------     ----------------    ----------------
       Net amortization                      (1,917,012)          (2,185,172)         (1,996,636)

     Amortization due to impairment                   0           (2,983,000)                  0

                                         ----------------     ----------------    ----------------
       Change for the year                   (1,197,012)          (4,276,172)           (724,636)

     Deferred, end of year             $      5,127,536     $      6,324,548    $     10,600,720
                                         ================     ================    ================


     The following table reflects the components of the income statement for the line item commissions and amortization of deferred policy acquisition costs:


                                                          1999               1998               1997
                                                      -------------      -------------     ---------------

              Net amortization of deferred
                 policy acquisition costs        $       1,917,012  $       5,168,172  $        1,996,636
              Commissions                                  976,886          1,282,357           1,619,729
                                                      -------------      -------------     ---------------
                  Total                          $       2,893,898  $       6,450,529  $        3,616,365
                                                      =============      =============     ===============

     Estimated net amortization expense of deferred policy acquisition costs for the next five years is as follows:

                            Interest                                Net
                           Accretion      Amortization         Amortization
                           ---------      ------------         ------------

           2000           $   124,000      $ 1,745,000   $      1,621,000
           2001               110,000        1,507,000          1,397,000
           2002                98,000        1,290,000          1,192,000
           2003                87,000        1,097,000          1,010,000
           2004                77,000          919,000            842,000


M. COST IN EXCESS OF NET ASSETS PURCHASED - Cost in excess of net assets purchased is the excess of the amount paid to acquire a company over the fair value of its net assets. Costs in excess of net assets purchased are amortized on the straight-line basis over a 40-year period. Management continually reviews the value of goodwill based on estimates of future earnings. As part of this review, management determines whether goodwill is fully recoverable from projected undiscounted net cash flows from earnings of the subsidiaries over the remaining amortization period. If management were to determine that changes in such projected cash flows no longer supported the recoverability of goodwill over the remaining amortization period, the carrying value of goodwill would be reduced with a corresponding charge to expense (no such changes have occurred). Accumulated amortization of cost in excess of net assets purchased was $1,600,146 and $1,510,146 as of December 31, 1999 and 1998, respectively.

N. PROPERTY AND EQUIPMENT - Company-occupied property, data processing equipment and furniture and office equipment are stated at cost less accumulated depreciation of $2,319,216 and $1,939,501 at December 31, 1999 and 1998, respectively. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of three to 30 years. Depreciation expense was $379,715 and $372,861 for the years ended December 31, 1999 and 1998, respectively.

O. INCOME TAXES - Income taxes are reported under Statement of Financial Accounting Standards Number 109. Deferred income taxes are recorded to reflect the tax consequences on future periods of differences between the tax bases of assets and liabilities and their financial reporting amounts at the end of each such period.

P. EARNINGS PER SHARE - Earnings per share ("EPS") are reported under Statement of Financial Accounting Standards Number 128. The objective of both basic EPS and diluted EPS is to measure the performance of an entity over the reporting period. Basic EPS is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator also is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares.

Q. TREASURY SHARES - The Company holds 47,507 and 28,000 shares of common stock as treasury shares with a cost basis of $499,955 and $350,000 at December 31, 1999 and 1998, respectively.

R. RECOGNITION OF REVENUES AND RELATED EXPENSES - Premiums for traditional life insurance products, which include those products with fixed and guaranteed premiums and benefits, consist principally of whole life insurance policies, and certain annuities with life contingencies are recognized as revenues when due. Limited payment life insurance policies defer gross premiums received in excess of net premiums, which is then recognized in income in a constant relationship with insurance in force. Accident and health insurance premiums are recognized as revenue pro rata over the terms of the policies. Benefits and related expenses associated with the premiums earned are charged to expense proportionately over the lives of the policies through a provision for future policy benefit liabilities and through deferral and amortization of deferred policy acquisition costs. For universal life and investment products, generally there is no requirement for payment of premium other than to maintain account values at a level sufficient to pay mortality and expense charges. Consequently, premiums for universal life policies and investment products are not reported as revenue, but as deposits. Policy fee revenue for universal life policies and investment products consists of charges for the cost of insurance and policy administration fees assessed during the period. Expenses include interest credited to policy account balances and benefit claims incurred in excess of policy account balances.

S. PARTICIPATING INSURANCE - Participating business represents 31% and 34% of the ordinary life insurance in force at December 31, 1999 and 1998, respectively. Premium income from participating business represents 29%, 39%, and 50% of total premiums for the years ended December 31, 1999, 1998 and 1997, respectively. The amount of dividends to be paid is determined annually by the respective insurance subsidiary's Board of Directors.
     Earnings allocable to participating policyholders are based on legal requirements that vary by state.

T. RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the 1999 presentation. Such reclassifications had no effect on previously reported net loss, total assets, or shareholders' equity.

U. USE OF ESTIMATES - In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  SHAREHOLDER DIVIDEND RESTRICTION

At December 31, 1999, substantially all of consolidated shareholders' equity represents net assets of UTG's subsidiaries. The payment of cash dividends to shareholders by UTG is not legally restricted. However, the state insurance department regulates insurance company dividend payments where the company is domiciled. UG's dividend limitations are described below.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus. For the year ended December 31, 1999, UG had a statutory gain from operations of $3,535,018. At December 31, 1999, UG's statutory capital and surplus amounted to $15,022,234. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.


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

The following table summarizes the companies with this situation and the maximum amount of income that has not been taxed in each.

                            Shareholders'          Untaxed
       Company                 Surplus             Balance
----------------------     -----------------    --------------
         ABE           $          5,006,121  $      1,149,693
        APPL                      6,555,209         1,525,367
         UG                      34,165,563         4,363,821

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

Life insurance company taxation is based primarily upon statutory results with certain special deductions and other items available only to life insurance companies. Income tax expense consists of the following components:


                                        1999                 1998                1997
                                   ----------------    -----------------    ----------------
Current tax expense            $            12,654  $          111,470   $            5,400
Deferred tax expense (credit)              677,800          (4,735,502)             980,829
                                   ----------------    -----------------    ----------------
                               $           690,454  $       (4,624,032)  $          986,229
                                   ================    =================    ================

The Companies have net operating loss carryforwards for federal income tax purposes expiring as follows:

                             UTG                UG                FCC
                         -------------     -------------     ---------------
       2005          $         63,053  $              0  $                0
       2006                   212,852                 0                   0
       2007                   179,894                 0             184,343
       2008                         0                 0               4,595
       2009                         0                 0             168,800
       2010                         0                 0              19,112
       2012                         0           397,317                   0
       2019                         0         3,869,664                   0
                         -------------     -------------     ---------------
       TOTAL         $        455,799  $      4,266,981  $          376,850
                         =============     =============     ===============

The Company has established a deferred tax asset of $1,784,870 for its operating loss carryforwards and has established an allowance of $270,958. The Company has established a deferred tax asset of $398,615 for its total unrealized losses on investments of $1,138,900, and has established an allowance of $398,615. The total allowances established on deferred tax assets increased $322,343 in 1999.

The following table shows the  reconciliation of net income to taxable income of
UTG:

                                                1999               1998               1997
                                           ---------------    ---------------    ----------------
Net income (loss)                      $       1,075,909   $       (679,492)  $       (559,248)
Federal income tax provision (credit)            192,247           (121,495)           414,230
Loss of subsidiaries                            (615,995)           421,738            356,422
Loss of investees                                (53,555)            21,525             23,716
Write off of note receivable                           0                  0             (4,368)
Write off of note discounts                            0            586,462             48,427
                                           ---------------    ---------------    ----------------
Taxable income                         $         598,606   $        228,738   $        279,179
                                           ===============    ===============    ================

UTG has a net operating loss carryforward of $455,799 at December 31, 1999. UTG has averaged approximately $368,841 in taxable income over the past three years and must average taxable income of approximately $100,000 per year to fully realize its net operating loss carryforwards. UTG's operating loss carryforwards do not begin to expire until the year 2005. UG must average approximately $200,000 of taxable income per year to fully realize its net operating loss carryforward for which no allowance is established. Management believes future earnings of UTG and UG will be sufficient to fully utilize these net operating loss carryforwards.

The expense or (credit) for income differed from the amounts computed by applying the applicable United States statutory rate of 35% to the loss before income taxes as a result of the following differences:


                                                                1999               1998               1997
                                                           ---------------    ---------------    ----------------
Tax computed at statutory rate                         $        649,444    $    (2,141,013)   $       (39,551)
Changes in taxes due to:
  Cost in excess of net assets purchased                         31,500             31,500             54,250
  Current year loss for which no benefit realized                     0                  0          1,039,742
  Benefit of prior losses                                        (6,309)        (2,587,353)          (324,705)
  Other                                                          15,819             72,834            256,493
                                                           ---------------    ---------------    ----------------
Income tax expense (credit)                            $        690,454    $    (4,624,032)   $       986,229
                                                           ===============    ===============    ================

The following table summarizes the major components that comprise the deferred tax liability as reflected in the balance sheets:


                                                1999                  1998
                                            ----------------      ---------------
Investments                             $       1,527,096     $        (182,000)
Cost of insurance acquired                     14,029,379            14,935,793
Other assets                                      (72,468)              (72,468)
Deferred policy acquisition costs               1,794,638             2,213,592
Agent balances                                    (20,381)              (22,257)
Property and equipment                                  0                  (149)
Management/consulting fees                       (376,556)             (376,852)
Future policy benefits                         (3,178,470)           (6,144,399)
Gain on sale of subsidiary                      2,312,483             2,312,483
Net operating loss carryforward                (1,513,912)             (344,936)
Other liabilities                                (723,940)             (797,832)
Federal tax DAC                                (1,864,715)           (2,082,217)
                                            ----------------      ---------------
Deferred tax liability                  $      11,913,154     $       9,438,758
                                            ================      ===============

4.  ANALYSIS OF INVESTMENTS, INVESTMENT INCOME AND INVESTMENT GAIN

A. NET INVESTMENT INCOME - The following table reflects net investment income by type of investment:


                                                                            December 31,
                                                          ----------------------------------------------------------
                                                               1999               1998               1997
                                                          ---------------    ----------------   ----------------
Fixed maturities held to maturity and fixed
  maturities held for sale                            $       11,886,968 $       11,981,660  $      12,677,348
Equity securities                                                 91,429             92,196             87,211
Mortgage loans                                                 1,079,332            859,543            802,123
Real estate                                                      389,181            842,724            745,502
Policy loans                                                     991,812            984,761            976,064
Other long-term investments                                       63,528             62,477             64,232
Short-term investments                                           147,726             29,907             70,624
Cash                                                             850,836          1,235,888            632,254
                                                          ---------------    ----------------   ----------------
Total consolidated investment income                          15,500,812         16,089,156         16,055,358
Investment expenses                                             (971,275)        (1,046,869)        (1,198,061)
                                                         ----------------    ---------------    ----------------
Consolidated net investment income                    $       14,529,537 $       15,042,287  $      14,857,297
                                                          ===============    ================   ================

At December 31, 1999, the Company had a total of $4,311,000 of investments, comprised of $3,197,000 in real estate, $1,048,000 in equity securities and $66,000 in other invested assets, which did not produce income during 1999.

The following table summarizes the Company's fixed maturity holdings and investments held for sale by major classifications:


                                                                                 Carrying Value
                                                                    -----------------------------------------
                                                                              1999                 1998
                                                                         ---------------      ---------------
Investments held for sale:
    Fixed maturities
        U.S. Government, government agencies and authorities           $     22,928,178     $      1,437,901
        State, municipalities and political subdivisions                        194,166               42,224
        Collateralized mortgage obligations                                   5,578,853                    0
        Public utilities                                                              0                    0
        All other corporate bonds                                             1,490,160               25,281
                                                                         ---------------      ---------------
                                                                       $     30,191,357     $      1,505,406
                                                                         ===============      ===============

    Equity securities
        Banks, trust and insurance companies                           $      1,308,453     $      1,607,798
        Industrial and miscellaneous                                            857,103              479,618
                                                                         ---------------      ---------------
                                                                       $      2,165,556     $      2,087,416
                                                                         ===============      ===============

Fixed maturities held to maturity:
    U.S. Government, government agencies and authorities               $     30,556,303     $     36,809,239
    State, municipalities and political subdivisions                         17,440,381           23,835,306
    Collateralized mortgage obligations                                       4,892,693            9,406,895
    Public utilities                                                         35,812,281           41,724,208
    All other corporate bonds                                                56,049,453           62,465,200
                                                                         ---------------      ---------------
                                                                       $    144,751,111     $    174,240,848
                                                                         ===============      ===============

By insurance statute, the majority of the Company's investment portfolio is invested in investment grade securities to provide ample protection for policyholders. The Company does not invest in so-called "junk bonds" or derivative investments.

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

The following table summarizes by category securities held that are below investment grade at amortized cost:

      Below Investment
      Grade Investments                1999             1998           1997
------------------------------     --------------    ------------   ------------
Public Utilities                 $      251,878    $     970,311 $       80,497
Corporate                               276,649           47,281        656,784
                                   -------------     ------------  -------------
Total                            $      528,527    $   1,017,592 $      737,281
                                   =============     ============  =============

B.   INVESTMENT SECURITIES

     The amortized cost and estimated market values of investments in securities including investments held for sale are as follows:


                                             Cost or            Gross             Gross            Estimated
                                            Amortized         Unrealized        Unrealized          Market
1999                                          Cost              Gains             Losses             Value
------------------------------------      --------------     -------------    ---------------    --------------
Investments Held for Sale:
  U.S. Government and govt.
    agencies and authorities            $    23,791,634    $            0   $      (863,456)   $    22,928,178
  States, municipalities and
    political subdivisions                      189,212             4,954                 0            194,166
  Collateralized mortgage
    obligations                               5,910,505                 0          (331,652)         5,578,853
  Public utilities                                    0                 0                 0                  0
  All other corporate bonds                   1,523,675                 0           (33,515)         1,490,160
                                          --------------     -------------    ---------------    --------------
                                             31,415,026             4,954        (1,228,623)        30,191,357
  Equity securities                           2,886,315            16,412          (737,171)         2,165,556
                                          --------------     -------------    ---------------    --------------
  Total                                 $    34,301,341    $       21,366   $    (1,965,794)   $    32,356,913
                                          ==============     =============    ===============    ==============

Fixed maturities held to maturity:
  U.S. Government and govt.
    agencies and authorities            $    30,556,303    $      105,814   $    (1,490,965)   $    29,171,152
  States, municipalities and
    political subdivisions                   17,440,381            85,098          (442,417)        17,083,062
  Collateralized mortgage
    obligations                               4,892,693            78,972           (47,329)         4,924,336
  Public utilities                           35,812,281           268,532          (251,317)        35,829,496
  All other corporate bonds                  56,049,453           228,223          (610,703)        55,666,973
                                          --------------     -------------    ---------------    --------------
  Total                                 $   144,751,111    $      766,639   $    (2,842,731)   $   142,675,019
                                          ==============     =============    ===============    ==============


                                              Cost or            Gross             Gross            Estimated
                                             Amortized         Unrealized        Unrealized          Market
1998                                            Cost             Gains             Losses             Value
--------------------------------------     ---------------    -------------    ---------------    --------------
Investments Held for Sale:
  U.S. Government and govt.
    Agencies and authorities             $      1,434,636   $        3,265   $             0    $     1,437,901
  States, municipalities and
    Political subdivisions                         35,000            7,224                 0             42,224
  Collateralized mortgage
    Obligations                                         0                0                 0                  0
  Public utilities                                      0                0                 0                  0
  All other corporate bonds                        25,000              281                 0             25,281
                                           ---------------    -------------    ---------------    --------------
                                                1,494,636           10,770                 0          1,505,406
  Equity securities                             2,725,061           42,520          (680,165)         2,087,416
                                           ---------------    -------------    ---------------    --------------
  Total                                  $      4,219,697   $       53,290   $      (680,165)   $     3,592,822
                                           ===============    =============    ===============    ==============

Fixed maturities held to maturity:
  U.S. Government and govt.
    Agencies and authorities             $     36,809,239   $      378,136   $       (53,868)   $    37,133,507
  States, municipalities and
    Political subdivisions                     23,835,306        1,042,876                 0         24,878,182
  Collateralized mortgage
    Obligations                                 9,406,895          182,805           (64,769)         9,524,931
  Public utilities                             41,724,208        1,810,290            (8,585)        43,525,913
  All other corporate bonds                    62,465,200        2,358,259              (613)        64,822,846
                                           ---------------    -------------    ---------------    --------------
  Total                                  $    174,240,848   $    5,772,366   $      (127,835)   $   179,885,379
                                           ===============    =============    ===============    ==============


The amortized cost and estimated market value of debt securities at December 31, 1999, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                  Estimated
       Fixed Maturities Held for Sale         Amortized            Market
             December 31, 1999                  Cost                Value
----------------------------------------    --------------      --------------
Due in one year or less                   $             0     $             0
Due after one year through five years          19,335,930          18,842,204
Due after five years through ten years          6,014,378           5,615,804
Due after ten years                               154,212             154,496
Collateralized mortgage obligations             5,910,506           5,578,853
                                            --------------      --------------
Total                                     $    31,415,026     $    30,191,357
                                            ==============      ==============

                                                                   Estimated
     Fixed Maturities Held to Maturity         Amortized            Market
             December 31, 1999                   Cost                Value
-----------------------------------------    --------------      --------------
Due in one year or less                    $    19,204,261     $    19,248,545
Due after one year through five years           77,160,894          76,756,898
Due after five years through ten years          37,642,780          36,063,606
Due after ten years                              5,850,482           5,681,633
Collateralized mortgage obligations              4,892,694           4,924,337
                                             --------------      --------------
Total                                      $   144,751,111     $   142,675,019
                                             ==============      ==============

An analysis of sales, maturities and principal repayments of the Company's fixed maturities portfolio for the years ended December 31, 1999, 1998 and 1997 is as follows:


                                            Cost or            Gross             Gross             Proceeds
                                           Amortized          Realized          Realized             from
Year ended December 31, 1999                  Cost             Gains             Losses              Sale
-------------------------------------    ---------------    -------------    ---------------    ---------------
Scheduled principal repayments,
 calls and tenders:
     Held for sale                     $      1,430,000   $            0   $             0    $      1,430,000
     Held to maturity                        31,037,532           16,480           (21,722)         31,032,290
Sales:
      Held for sale                                   0                0                 0                   0
      Held to maturity                                0                0                 0                   0
                                         ---------------    -------------    ---------------    ---------------
  Total                                $     32,467,532   $       16,480   $       (21,722)   $     32,462,290
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
                                         ===============    =============    ===============    ===============


C. INVESTMENTS ON DEPOSIT - At December 31, 1999, investments carried at approximately $14,791,000 were on deposit with various state insurance departments.


5.  DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The financial statements include various estimated fair value information at December 31, 1999 and 1998, as required by Statement of Financial Accounting Standards 107, Disclosure about Fair Value of Financial Instruments ("SFAS 107"). Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company.

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

(f)  Other long-term investments

The Company holds a $840,066 note receivable for which the determination of fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In addition, the Company has invested $66,212 in a joint real estate venture. The cost of the aforementioned joint venture in the financial statements approximates fair value because of the relatively short period of time between the origination of the investment and the end of the Company's current reporting period.

(g)  Short-term investments

For short-term instruments, the carrying amount is a reasonable estimate of fair value. Short-term instruments represent collateral loans and certificates of deposit with various banks that are protected under FDIC.

(h)  Notes payable

For borrowings under the senior loan agreement, which is subject to floating rates of interest, carrying value is a reasonable estimate of fair value. For subordinated borrowings fair value was determined based on the borrowing rates currently available to the Company for loans with similar terms and average maturities.

The estimated fair values of the Company's financial instruments required to be valued by SFAS 107 are as follows as of December 31:


                                                  1999                                 1998
                                   --------------------------------------------------------------------------
                                                           Estimated                            Estimated
                                        Carrying             Fair             Carrying             Fair
Assets                                   Amount              Value             Amount             Value
------
                                      --------------     --------------    ---------------    ---------------
Fixed maturities                    $   144,751,111    $   142,675,019   $    174,240,848   $    179,885,379
Fixed maturities held for sale           30,191,357         30,191,357          1,505,406          1,505,406
Equity securities                         2,165,556          2,165,556          2,087,416          2,087,416
Mortgage loans on real estate            15,483,772         14,633,879         10,941,614         10,979,378
Investment in real estate                15,552,165         15,552,165          8,979,183          8,979,183
Real estate acquired in
  satisfaction of debt                    1,550,000          1,550,000          1,550,000          1,550,000
Policy loans                             14,151,113         14,151,113         14,134,041         14,134,041
Other long-term investments                 906,278            873,089            906,278            879,037
Short-term investments                    2,230,267          2,230,267          1,062,796          1,062,796

Liabilities
Notes payable                             5,917,969          5,774,256          9,529,138          9,431,363


6.  STATUTORY EQUITY AND GAIN FROM OPERATIONS

The Company's insurance subsidiaries are domiciled in Ohio, Illinois and West Virginia and prepare their statutory-based financial statements in accordance with accounting practices prescribed or permitted by the respective insurance department. These principles differ significantly from generally accepted accounting principles. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, from company to company within a state, and may change in the future. The NAIC currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which has not yet been completed, will likely change prescribed statutory accounting practices and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements. UG's total statutory shareholders' equity was $15,022,234 and $15,280,577 at December 31, 1999 and 1998, respectively. The Company's life insurance subsidiaries reported combined statutory operating income before taxes (exclusive of intercompany dividends) of $3,843,000, $5,485,000 and $2,067,000 for 1999, 1998 and 1997, respectively.


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

The Company has reinsured approximately $831 million, $924 million and $1.022 billion in face amount of life insurance risks with other insurers for 1999, 1997 and 1997, respectively. Reinsurance receivables for future policy benefits were $36,117,010 and $36,965,938 at December 31, 1999 and 1998, respectively, for estimated recoveries under reinsurance treaties. Should any reinsurer be unable to meet its obligation at the time of a claim, obligation to pay such claim would remain with the Company.

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

One of the Company's insurance subsidiaries (UG) entered into a coinsurance agreement with First International Life Insurance Company ("FILIC") as of
September 30, 1996. The transaction resulted in no gain or loss in the GAAP financial statements. The transaction was entered into to increase the statutory surplus position of UG. The ceding commission received was equal to the value reflected on this block of business in the Cost of Insurance Acquired asset. The ceding commission reduced this asset. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to non-premium paying life insurance policies. A.M. Best assigned FILIC a Financial Performance Rating (FPR) of 7 (Strong) on a scale of 1 to 9. A.M. Best assigned a Best's Rating of A++ (Superior) to The Guardian Life Insurance Company of America ("Guardian"), parent of FILIC, based on the consolidated financial condition and operating performance of the company and its life/health subsidiaries. During 1997, FILIC changed its name to Park Avenue Life Insurance Company ("PALIC"). The agreement with PALIC accounts for approximately 64% of the reinsurance receivables as of December 31, 1999.

The Company does not have any short-duration reinsurance contracts. The effect of the Company's long-duration reinsurance contracts on premiums earned in 1999, 1998 and 1997 was as follows:


                                      Shown in thousands
                    --------------------------------------------------------
                         1999                1998                1997
                       Premiums            Premiums            Premiums
                        Earned              Earned              Earned
                    ----------------    ----------------    ----------------
Direct           $           25,539  $           30,919  $           33,374
Assumed                          20                  20                   0
Ceded                        (3,978)             (4,543)             (4,735)
                    ----------------    ----------------    ----------------
Net premiums     $           21,581  $           26,396  $           28,639
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

United Income, Inc. ("UII") had a service agreement with United Security Assurance Company ("USA"). The agreement was originally established upon the formation of USA which was a 100% owned subsidiary of UII. Changes in the affiliate structure have resulted in USA no longer being a direct subsidiary of UII, though still a member of the same affiliated group. The original service agreement remained in place without modification. USA paid UII monthly fees equal to 22% of the amount of collected first year premiums, 20% in second year and 6% of the renewal premiums in years three and after. UII had a subcontract agreement with UTG to perform services and provide personnel and facilities. The services included in the agreement were claim processing, underwriting, processing and servicing of policies, accounting services, agency services, data processing and all other expenses necessary to carry on the business of a life insurance company. UII's subcontract agreement with UTG states that UII pay UTG monthly fees equal to 60% of collected service fees from USA as stated above. The service fees received from UII were recorded in UTG's financial statements as other income. With the merger of UII into UTG in July 1999, the sub-contract agreement ended and UTG assumed the direct contract with USA. This agreement was terminated upon the merger of USA into UG in December 1999.

USA paid $677,807, $835,345 and $989,295 under their agreement with UII for 1999, 1998 and 1997, respectively. UII paid $223,753, $501,207 and $593,577 under their agreement with UTG for 1999, 1998 and 1997, respectively. Additionally, UII paid FCC $30,000, $0 and $150,000 in 1999, 1998 and 1997, respectively for reimbursement of costs attributed to UII. UTG paid FCC $600,000, $0 and $575,000 in 1999, 1998 and 1997, respectively for reimbursement of costs attributed to UTG. These reimbursements are reflected as a credit to general expenses.

On January 1, 1993, FCC entered an agreement with UG pursuant to which FCC provides management services necessary for UG to carry on its business. UG paid $6,251,340, $8,018,141 and $8,660,481 to FCC in 1999, 1998 and 1997,
respectively.

ABE pays fees to FCC pursuant to a cost sharing and management fee agreement. FCC provides management services for ABE to carry on its business. The agreement requires ABE to pay a percentage of the actual expenses incurred by FCC based on certain activity indicators of ABE business to the business of all the insurance company subsidiaries plus a management fee based on a percentage of the actual expenses allocated to ABE. ABE paid fees of $392,005, $399,325 and $443,726 in 1999, 1998 and 1997, respectively under this agreement.

APPL has a management fee agreement with FCC whereby FCC provides certain administrative duties, primarily data processing and investment advice. APPL paid fees of $300,000 in 1999, 1998 and 1997, under this agreement.

Respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon generally accepted accounting principles. The costs paid by the Company for services include costs related to the production of new business, which are deferred as policy acquisition costs and charged off to the income statement through "Amortization of deferred policy acquisition costs". Amounts recorded by USA as deferred acquisition costs are no greater than what would have been recorded had all such expenses been directly incurred by USA. Also included are costs associated with the maintenance of existing policies that are charged as current period costs and included in "general expenses".

On December 31, 1999, UTG and Jesse T. Correll entered a transaction whereby Mr. Correll, in combination with other individuals, made an equity investment in UTG. Under the terms of the Stock Acquisition Agreement, the Correll group contributed their 100% ownership of North Plaza of Somerset, Inc. to UTG in exchange for 681,818 authorized but unissued shares of UTG common stock. The Board of Directors of UTG approved the transaction at their regular quarterly board meeting held on December 7, 1999. North Plaza of Somerset, Inc. owns a shopping center in Somerset, Kentucky and approximately 23,000 acres of timberland in Kentucky. North Plaza has no debt. The net assets have been valued at $7,500,000, which equates to $11.00 per share for the new shares issued.

Mr. Correll is a member of the Board of Directors of UTG and currently UTG's largest shareholder through his ownership control of FSF and its affiliates. Mr. Correll is the majority shareholder of FSF, which is an affiliate of First Southern Bancorp, Inc., a bank holding company that operates out of 14 locations in central Kentucky. Following the above transaction, as of December 31, 1999, Mr. Correll owns or controls directly and indirectly approximately 46% of UTG.

Following necessary regulatory approval, on December 29, 1999, UG was the survivor to a merger with its 100% owned subsidiary, USA. The merger was completed as a part of management's efforts to reduce costs and simplify the corporate structure.

On July 26, 1999, the shareholders of UTG and UII approved a merger transaction of the two companies. Prior to the merger, UTG owned 53% of UTGL99 (refers to the former United Trust Group, Inc., which was formed in February of 1992 and liquidated in July of 1999) an insurance holding company, and UII owned 47% of UTGL99. Additionally, UTG held an equity investment in UII. At the time the decision to merge was made, neither UTG nor UII had any other significant holdings or business dealings. The Board of Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders by creating a larger more viable life insurance holding group with lower administrative costs, a simplified corporate structure, and more readily marketable securities. Following the merger approval, UTG issued 817,517 shares of its authorized but unissued common stock to former UII shareholders, net of any dissenter shareholders in the merger. Immediately following the merger, UTGL99, which was then 100% owned by UTG, was liquidated and UTG changed its name to United Trust Group, Inc. ("UTG").

On January 16, 1998, UTG acquired 7,579 shares of its common stock from the estate of Robert Webb, a former director, for $26,527 and a promissory note valued at $41,819 due January 16, 2005. The note was paid in full on November 23, 1998.

On September 23, 1997, UTG acquired 10,056 shares of its common stock from Paul Lovell, a director, for $35,000 and a promissory note valued at $61,000 due September 23, 2004. The note was paid in full on November 23, 1998. Simultaneous with the stock purchase, Mr. Lovell resigned his position on the UTG board.

On July 31, 1997, UTG issued convertible notes for cash received totaling $2,560,000 to seven individuals, all officers or employees of UTG. The notes bear interest at a rate of 1% over prime, with interest payments due quarterly and principal due upon maturity of July 31, 2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years. Conditional upon the seven individuals placing the funds with the Company were the acquisition by UTG of a portion of the holdings of UTG owned by Larry E. Ryherd and his family and the acquisition of common stock of UTG and UII held by Thomas F. Morrow and his family and the simultaneous retirement of Mr. Morrow. Neither Mr. Morrow nor Mr. Ryherd was a party to the convertible notes. On March 1, 1999, the individuals holding the convertible notes sold their interests in said notes to First Southern Bancorp, Inc. in private transactions.

Approximately $1,048,000 of the cash received from the issuance of the convertible notes was used to acquire stock holdings of UTG and United Income, Inc. of Mr. Morrow and to acquire a portion of the UTG holdings of Larry E. Ryherd and his family. The remaining cash received will be used by the Company to provide additional operating liquidity and for future acquisitions of life insurance companies. On July 31, 1997, the Company acquired a total of 126,921 shares of UTG common stock and 47,250 shares of United Income, Inc. common stock from Thomas F. Morrow and his family. Mr. Morrow simultaneously retired as an executive officer of the Company. In exchange for his stock, Mr. Morrow and his family received approximately $348,000 in cash, promissory notes valued at $140,000 due in eighteen months, and promissory notes valued at $1,030,000 due January 31, 2005. These notes bear interest at a rate of 1% over prime, with interest due quarterly and principal due upon maturity. The notes do not contain any conversion privileges. Additionally, on July 31, 1997, the Company acquired a total of 97,499 shares of UTG common stock from Larry E. Ryherd and his family. Mr. Ryherd and his family received approximately $700,000 in cash and a promissory note valued at $251,000 due January 31, 2005. The acquisition of approximately 16% of Mr. Ryherd's stock holdings in UTG was completed as a prerequisite to the convertible notes placed by other management personnel to reduce the total holdings of Mr. Ryherd and his family in the Company to make the stock more attractive to the investment community. Following the transaction, Mr. Ryherd and his family owned approximately 31% of the outstanding common stock of UTG. The market price of UTG common stock on July 31, 1997 was $6.00 per share. The stock acquired in the above transaction was from the largest two shareholders of UTG stock. There were no additional stated or unstated items or agreements relating to the stock purchase. The promissory notes to Mr. Morrow and his family and Mr. Ryherd and his family were paid in full on November 23, 1998.

On July 31,1997, the Company entered employment agreements with eight individuals, all officers or employees of the Company. The agreements have a term of three years, excepting the agreements with Mr. Ryherd and Mr. Melville, which have five-year terms. The agreements secure the services of these key individuals, providing the Company a stable management environment and positioning for future growth.


10.  CAPITAL STOCK TRANSACTIONS

A.     STOCK OPTION PLANS

In 1985, UTG initiated a nonqualified stock option plan for employees, agents and directors of the Company under which options to purchase up to 44,000 shares of UTG's common stock are granted at a fixed price of $.20 per share. Options for 42,438 shares have been granted and exercised. At the September 21, 1999 board meeting, the Directors of UTG voted to discontinue UTG's stock option plan, leaving options for 1,562 shares ungranted and therefore ultimately forfeited. There were no stock options granted, exercised or exercisable through the years ended December 31, 1999, 1998, and 1997, respectively.

UII had a stock option plan, which was assumed by UTG through the merger with UII, under which certain directors, officers and employees may be issued options to purchase up to 31,500 shares of common stock at $13.07 per share. Options become exercisable at 25% annually beginning one year after date of grant and expire generally in five years. At December 31, 1999, options for 451 shares were exercisable. At the September 21, 1999 board meeting, the Directors of UTG voted to discontinue this stock option plan, leaving options for 20,576 shares ungranted and therefore ultimately forfeited.

A summary of the status of UTG's stock option plan for the periods ended December 31, 1999, 1998 and 1997, and changes during the periods ending on those dates is presented below.


                                                1999                             1998                            1997
                                    ------------------------------  -------------------------------  ------------------------------
                                                   EXERCISE PRICE                  EXERCISE PRICE                   EXERCISE PRICE
                                       SHARES                          SHARES                           SHARES
                                    -------------  ---------------  -------------  ----------------  -------------  ---------------
Outstanding at beginning of
period
                                             451           $13.07            451            $13.07            451           $13.07
Granted                                        0             0.00              0              0.00              0             0.00
Exercised                                      0             0.00              0              0.00              0             0.00
Forfeited                                      0             0.00              0              0.00              0             0.00
                                    -------------  ---------------  -------------  ----------------  -------------  ---------------
Outstanding at end of period                 451           $13.07            451            $13.07            451           $13.07
                                    =============  ===============  =============  ================  =============  ===============


The following information applies to options outstanding at December 31, 1999:

Number Outstanding                                           451
Exercise Price                                            $13.07
Remaining contractual life on 430 options               1/4 year
Remaining contractual life on 21 options                3/4 year

On January 15, 1991 UII adopted an additional nonqualified stock option plan, assumed by UTG through the UII merger, under which certain employees and sales personnel may be granted options. The plan provides for the granting of up to 42,000 options at an exercise price of $.47 per share. The options generally expire five years from the date of grant. A total of 11,620 option shares have been exercised through December 31, 1999, all prior to the merger. At December 31, 1999, 231 options have been granted and remain exercisable. At the September 21, 1999 board meeting, the Directors of UTG voted to discontinue this stock option plan, leaving options for 30,149 shares ungranted and therefore ultimately forfeited.

A summary of the status of UTG's stock option plan for the periods ended December 31, 1999, 1998, and 1997 changes during the periods ending on those dates is presented below.


                                                1999                             1998                            1997
                                    ------------------------------  -------------------------------  ------------------------------
                                                   EXERCISE PRICE                  EXERCISE PRICE                   EXERCISE PRICE
                                       SHARES                          SHARES                           SHARES
                                    -------------  ---------------  -------------  ----------------  -------------  ---------------
Outstanding at beginning of
period
                                             231            $0.47            231             $0.47            231            $0.47
Granted                                        0             0.00              0              0.00              0             0.00
Exercised                                      0             0.00              0              0.00              0             0.00
Forfeited                                      0             0.00              0              0.00              0             0.00
                                    -------------  ---------------  -------------  ----------------  -------------  ---------------
Outstanding at end of period                 231            $0.47            231             $0.47            231            $0.47
                                    =============  ===============  =============  ================  =============  ===============

The following information applies to options outstanding at December 31, 1999:

Number outstanding                                           231
Exercise price                                            $ 0.47
Remaining contractual life                              1/4 year


B.     DEFERRED COMPENSATION PLAN

UTG and FCC established a deferred compensation plan during 1993 pursuant to which an officer or agent of FCC, or affiliates of UTG, could defer a portion of their income over the next two and one-half years in return for a deferred compensation payment payable at the end of seven years in the amount equal to the total income deferred plus interest at a rate of approximately 8.5% per annum, and a stock option to purchase shares of common stock of UTG. At the beginning of the deferral period an officer or agent received an immediately exercisable option to purchase 2,300 shares of UTG common stock at $17.50 per share for each $25,000 ($10,000 per year for two and one-half years) of total income deferred. The option expires on December 31, 2000. A total of 105,000 options were granted in 1993 under this plan. As of December 31, 1999 no options were exercised. At December 31, 1999, and December 31, 1998, the Company held a liability of $1,283,399 and $1,494,520, respectively, relating to this plan. At December 31, 1999, UTG common stock had a market price of $8.125 per share.


                                                1999                             1998                            1997
                                     -----------------------------  -------------------------------  ------------------------------
                                                   EXERCISE PRICE                  EXERCISE PRICE                   EXERCISE PRICE
                                       SHARES                          SHARES                           SHARES
                                     ------------  ---------------  -------------  ----------------  -------------  ---------------
Outstanding at beginning of
period
                                         105,000           $17.50        105,000            $17.50        105,000           $17.50
Granted                                        0             0.00              0              0.00              0             0.00
Exercised                                      0             0.00              0              0.00              0             0.00
Forfeited                                      0             0.00              0              0.00              0             0.00
                                      ------------  --------------  -------------  ----------------  -------------  ---------------
Outstanding at end of period             105,000           $17.50        105,000            $17.50        105,000           $17.50
                                     =============  ===============  =============  ================  =============  ===============

The following information applies to deferred compensation plan stock options outstanding at December 31,1999:

      Number outstanding                                   105,000
      Exercise price                                        $17.50
      Remaining contractual life                            1 year


C.   CONVERTIBLE NOTES

On July 31, 1997, UTG issued convertible notes for cash in the amount of $2,560,000 to seven individuals, all officers or employees of UTG. The notes bear interest at a rate of 1% over prime, with interest payments due quarterly and principal due upon maturity of July 31, 2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years. As of December 31, 1999, the notes were convertible into 204,800 shares of UTG common stock with no conversion privileges having been exercised. At December 31, 1999, UTG common stock had a market price of $8.125 per share. On March 1, 1999, First Southern Bancorp, Inc., an affiliate of First Southern Funding, LLC, acquired all the outstanding UTG convertible notes from the original holders. Pursuant to an agreement, First Southern Bancorp, Inc. will convert the notes to common stock by July 31, 2000.


D.   SHARES ACQUIRED BY FSF AND AFFILIATES WITH OPTIONS GRANTED

On November 20, 1998, First Southern Funding LLC, a Kentucky corporation, ("FSF") and affiliates acquired 929,904 shares of common stock of UTG from UTG and certain UTG shareholders. As consideration for the shares, FSF paid UTG $10,999,995 and certain shareholders of UTG $999,990 in cash.

Included in the stock acquisition agreement is an earnings covenant whereby UTG warrants UTG and its subsidiaries and affiliates will have future earnings of at least $30,000,000 for a five year period beginning January

1, 1998. Such earnings are computed based on statutory results excluding intercompany activities such as intercompany dividends plus realized and unrealized gains and losses on real estate, mortgage loans and unaffiliated common stocks. At the end of the covenant period, an adjustment is to be made equal to the difference between the then market value and statutory carrying value of real estate still owned that existed at the beginning of the covenant period. Should UTG not meet the covenant requirements, any shortfall will first be reduced by the actual average tax rate for UTG for the period, then will be further reduced by one-half of the percentage, if any, representing UTG's ownership percentage of the insurance company subsidiaries. This result will then be reduced by $250,000. The remaining amount will be paid by UTG in the form of UTG common stock valued at $15.00 per share with a maximum number of shares to be issued of 500,000. The price and number of shares shall be adjusted for any applicable stock splits, stock dividends or other recapitalizations. At December 31, 1999, the Company had total earnings of $10,617,844 applicable to this covenant.

At the time of the stock acquisition above, UTG also granted, for nominal consideration, an irrevocable, exclusive option to FSF to purchase up to 1,450,000 shares of UTG common stock for a purchase price in cash equal to $15.00 per share, with such option to expire on July 1, 2001. UTG had a market price per share of $9.50 at the date of grant of the option. The option shares under this option are to be reduced by two shares for each share of UTG common stock that FSF or its affiliates purchases from UTG shareholders in private or public transactions after the execution of the option agreement. The option is additionally limited to a maximum when combined with shares owned by FSF of 51% of the issued and outstanding shares of UTG after giving effect to any shares subject to the option. UTG also caused three persons designated by FSF to be appointed, as part of the maximum of 11, to the Board of Directors of UTG.

Following the above transactions, and together with shares of UTG acquired in the market, FSF and affiliates became the largest shareholder of UTG. Through the shares acquired and options owned, FSF can ultimately own over 51% of UTG.

As of December 31, 1999, no options were exercised. At December 31, 1999, UTG common stock had a market value of $8.125 per share.


                                                1999                             1998                            1997
                                    ------------------------------  -------------------------------  ------------------------------
                                                   EXERCISE PRICE                  EXERCISE PRICE                   EXERCISE PRICE
                                       SHARES                          SHARES                           SHARES
                                    -------------  ---------------  -------------  ----------------  -------------  ---------------
Outstanding at beginning of
  period                               1,450,000           $15.00              0             $0.00              0            $0.00
Granted                                        0             0.00      1,450,000             15.00              0             0.00
Exercised                                      0             0.00              0              0.00              0             0.00
Forfeited                              1,283,896            15.00              0              0.00              0             0.00
                                    -------------  ---------------  -------------  ----------------  -------------  ---------------
Outstanding at end of period             166,104           $15.00      1,450,000            $15.00              0            $0.00
                                    =============  ===============  =============  ================  =============  ===============

     The following information applies to options outstanding at December 31, 1999:

     Number outstanding                                                166,104
     Exercise price                                                    $ 15.00
     Remaining contractual life                                    1 1/2 years


E.  SHARES ISSUED IN MERGER OF UII

In July,1999, UTGL99 was liquidated and UII was merged into UTG. Simultaneously with the merger, and facilitated by the liquidation of the former UTGL99, the corporate name of UTG was changed from United Trust, Inc. to United Trust Group, Inc. ("UTG"). The merger transaction, and an anterior corresponding proposal to increase the number of authorized shares of UTG common stock from 3,500,000 to 7,000,000, received necessary shareholder approvals at a special meeting and vote held on July 26, 1999. UTG issued 817,517 shares of its authorized but unissued common stock to former UII shareholders in the merger. The shares issued were valued at $10,451,455.

F.       SHARES ISSUED IN ACQUISITION OF NORTH PLAZA

On December 31, 1999, UTG and Jesse T. Correll entered into a transaction whereby Mr. Correll, in combination with other individuals, made an equity investment in UTG. Under the terms of the Stock Acquisition Agreement, the Correll group contributed their 100% ownership of North Plaza of Somerset, Inc. to UTG in exchange for 681,818 authorized but unissued shares of UTG common stock. The Board of Directors of UTG approved the transaction at their regular quarterly board meeting held on December 7, 1999. North Plaza of Somerset, Inc. owns a shopping center in Somerset, Kentucky and approximately 23,000 acres of timberland in Kentucky. North Plaza has no debt. The net assets have been valued at $7,500,000, which equates to $11.00 per share for the new shares issued.

Mr. Correll is a member of the Board of Directors of UTG and currently UTG's largest shareholder through his ownership control of FSF and its affiliates. Mr. Correll is the majority shareholder of FSF, which is an affiliate of First Southern Bancorp, Inc., a bank holding company that operates out of 14 locations in central Kentucky. Prior to the above transaction, and following the UTGL99 liquidation and subsequent merger of UII into UTG, FSF owned approximately 34% of UTG. As of December 31, 1999, Mr. Correll owns or controls directly and indirectly approximately 46% of UTG.


G.  EARNINGS PER SHARE CALCULATIONS

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations as presented on the income statement.


                                                           For the year ended December 31, 1999
                                                  ----------------------------------------------------------------
                                                      Income                  Shares                Per-Share
                                                   (Numerator)             (Denominator)              Amount
                                                  ---------------        ------------------      -----------------
Basic EPS
Income available to common shareholders        $      1,075,909                 2,839,703     $            0.38
                                                                                                 =================

Effect of Dilutive Securities
Convertible notes                                             0                         0
Options                                                       0                       231
                                                  ---------------        ------------------

Diluted EPS
Income available to common shareholders and    $
assumed conversions                                   1,075,909                 2,839,934     $            0.38
                                                  ===============        ==================      =================

                                                           For the year ended December 31, 1998
                                                  ----------------------------------------------------------------
                                                      Income                  Shares                Per-Share
                                                   (Numerator)             (Denominator)              Amount
                                                  ---------------        ------------------      -----------------
Basic EPS
Income available to common shareholders        $       (679,492)                1,726,843     $           (0.39)
                                                                                                 =================

Effect of Dilutive Securities
Convertible notes                                             0                         0
Options                                                       0                         0
                                                  ---------------        ------------------

Diluted EPS
Income available to common shareholders and    $       (679,492)                1,726,843                 (0.39)
assumed conversions                                                                           $
                                                  ===============        ==================      =================


                                                                      For the year ended December 31, 1997
                                                             ----------------------------------------------------------------
                                                                 Income                  Shares                Per-Share
                                                              (Numerator)             (Denominator)              Amount
                                                             ---------------        ------------------      -----------------
Basic EPS
Income available to common shareholders                   $       (559,248)                1,772,870     $           (0.32)
                                                                                                            =================

Effect of Dilutive Securities
Convertible notes                                                        0                         0
Options                                                                  0                         0
                                                             ---------------        ------------------

Diluted EPS
Income available to common shareholders and               $       (559,248)                1,772,870                 (0.32)
assumed conversions                                                                                      $
                                                             ===============        ==================      =================


In accordance with Statement of Financial Accounting Standards No. 128, the computation of diluted earnings per share is the same as basic earnings per share for the years ending December 31, 1998 and 1997, since the Company had a loss from continuing operations in each of these periods presented, and any assumed conversion, exercise, or contingent issuance of securities would have an antidilutive effect on earnings per share. There were no outstanding dilutive instruments during the aforementioned periods.

UTG had stock options outstanding at year end 1999, 1998, and 1997 for 451 shares of common stock at $13.07 per share, 105,000 shares of common stock at $17.50 per share that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares for each respective year presented. UTG had stock options for 231 shares of common stock at $.047 per share, which were included in the calculation of diluted earnings per share for UTG for the year ended December 31, 1999 only, since they were assumed by UTG in the 1999 merger of UII into UTG.

On July 31, 1997, UTG issued convertible notes for cash in the amount of $2,560,000 to seven individuals, all officers or employees of UTG. During the first three years the notes could be converted into 204,800 shares of common stock at $12.50 per share. The potential conversion of the notes was not included in the computation of diluted EPS for the years ended December 31, 1998 and 1997, respectively, because the exercise price was greater than the average market price of the common shares. In 1999, First Southern Bancorp, Inc., an affiliate of First Southern Funding, LLC, acquired all the outstanding UTG convertible notes from the original holders. Pursuant to an agreement, First Southern Bancorp, Inc. will convert the notes to common stock by July 31, 2000.

UTG had granted stock options to FSF of 1,450,000 which were outstanding as of year end 1998. The option shares under this option are to be reduced by two shares for each share of UTG common stock that FSF or its affiliates purchases from UTG shareholders in private or public transactions after the execution of the option agreement. The option is additionally limited to a maximum when combined with shares owned by FSF of 51% of the issued and outstanding shares of UTG after giving effect to any shares subject to the option. Due to purchases made by FSF during 1999 and the 51% limitation, the number of stock options has been reduced to 166,104 at $15.00 per share. These options were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares for each respective year.

11.  NOTES PAYABLE

At December 31, 1999 and 1998,  the Company had  $5,917,969  and  $9,529,138  in
long-term debt outstanding, respectively. The debt is comprised of the following components:

                                               1999            1998
                                           -------------   -------------
Senior debt                             $        25,000 $       100,000
Subordinated 10 yr. Notes                       840,000       2,267,067
Subordinated 20 yr. Notes                     1,817,169       3,252,071
Convertible notes                             2,560,000       2,560,000
Convertible debentures                          675,800               0
Other notes payable                                   0       1,350,000
                                           -------------   -------------
                                        $     5,917,969 $     9,529,138
                                           =============   =============


A.  SENIOR DEBT

The senior debt is through National City Bank (formerly First of America Bank - Illinois NA) and is subject to a credit agreement. The debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by National City Bank from time to time as its "base lending rate." The base rate at December 31, 1999 was 8.50%. Interest is paid quarterly. During second quarter 1999 the Company prepaid a $75,000 principal payment. The remaining balance of $25,000 will be payable on or before the debt maturity date of May 8, 2005, and is being maintained to keep the Company's credit relationship with National City Bank in place.

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


B.  SUBORDINATED DEBT

The subordinated debt was incurred June 16, 1992 as a part of the acquisition of the now dissolved Commonwealth Industries Corporation, (CIC). The 10-year notes bear interest at the rate of 7 1/2% per annum, payable semi-annually beginning December 16, 1992. These notes, except for one $840,000 note, provide for principal payments equal to 1/20th of the principal balance due with each interest installment beginning December 16, 1997. The aforementioned $840,000 note provides for a lump sum principal payment due June 16, 2002. During second quarter of 1999, the Company prepaid all of the outstanding 10-year notes, except the $840,000 note.

The original 20-year notes bear interest at the rate of 8 1/2% per annum on $2,747,109 and 8.75% per annum on $504,962 payable semi-annually with a lump sum principal payment due June 16, 2012. During 1999, the Company retired subordinated debt consisting of all of the 20-year notes with 8.75% interest rates and $929,940 of the 8.5% 20-year notes.


C.  CONVERTIBLE DEBENTURES

The convertible debentures were assumed from the July 1999, merger of UII into UTG. In early 1994, UII received $902,300 from the sale of Debentures. The Debentures were issued pursuant to an indenture between UII and National City Bank (formerly First of America Bank - Southeast Michigan, N.A.), as trustee. The Debentures are general unsecured obligations of UII, subordinate in right of payment to any existing or future senior debt of UII. The Debentures are exchangeable and transferable, and were convertible at any time prior to March 31, 1999 into UII's Common Stock at a conversion price of $25.00 per share, subject to adjustment in certain events. The conversion right has now expired without any conversions taking place. The Debentures bear interest from March 31, 1994, payable quarterly, at a variable rate equal to one percentage point above the prime rate published in the Wall Street Journal from time to time. On or after March 31, 1999, the Debentures will be redeemable at UII's option, in whole or in part, at redemption prices declining from 103% of their principal amount. No sinking fund will be established to redeem Debentures. The Debentures will mature on March 31, 2004. The Debentures are not listed on any national securities exchange. During 1999, the Company paid a total of $226,500 of the debenture debt through voluntary retirements at par value.


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

Scheduled principal reductions on the Company's debt for the next five years is as follows:

                         Year                     Amount

                         2000               $            0
                         2001                            0
                         2002                      840,000
                         2003                            0
                         2004                      675,800


12.  OTHER CASH FLOW DISCLOSURES

On a cash basis, the Company paid $643,429, $1,851,386 and $1,800,110 in interest expense for the years 1999, 1998 and 1997, respectively. The Company paid $557,812, $15,805 and $57,277 in federal income tax for 1999, 1998 and
1997, respectively.

On December 31, 1999, UTG isssued 681,818 shares of authorized but unissued common stock to acquire 100% ownership of North Plaza of Somerset, Inc. ("North Plaza"). North Plaza owns a shopping center in Somerset, Kentucky and approximately 23,000 acres of timberland in Kentucky. North Plaza has no debt. The net assets have been valued at $7,500,000, which equates to $11.00 per share for the new shares issued.

On July 26, 1999, UII was merged into UTG. UTG issued 817,517 shares of its authorized but unissued common stock to former UII shareholders in the merger. The shares issued were valued at $10,451,455. At the date of the merger, UII had cash balances of $607,508 that were transferred to UTG.

As partial proceeds for the acquisition of common stock of UTG during 1998, UTG issued a promissory note of $53,053 due seven years from issue.

As partial proceeds for the acquisition of common stock of UTG and UII during 1997, UTG issued promissory notes of $140,000 due in eighteen months, $61,000 due in seven years and $1,281,000 due in seven and one-half years.


13.  CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial institutions that at times may exceed federally insured limits. The Company maintains its primary operating cash accounts with First Southern National Bank, an affiliate of First Southern Funding, LLC, the largest shareholder of UTG. One of these accounts holds approximately $5,000,000 for which there are no pledges or guarantees outside FDIC insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


14.  NEW ACCOUNTING STANDARDS

SFAS 133 entitled, Accounting for Derivative Instruments and Hedging Activities, was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 137 was subsequently issued to defer the effective date, of SFAS 133, to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a specific type of exposure hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS 133 did not affect the Company's financial position or results of operations, since the Company has no derivative or hedging type investments.

Additional Statements of Financial Accounting Standards have been issued, none of which have direct applicability to the Company.


15.  MERGER of united trust GROUP, inc. and united income, inc.

On March 25, 1997, the Board of Directors of UTG and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, UTG would be the surviving entity with UTG issuing one share of its stock for each share held by UII shareholders.

UTG owned 53% of United Trust Group, Inc., ("UTGL99") an insurance holding company, and UII owned 47% of UTGL99. At the time the decision to merge was made, neither UTG nor UII had any other significant holdings or business dealings. The Board of Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders. The merger will result in certain cost savings, primarily related to costs associated with maintaining a corporation in good standing in the states in which it transacts business.

A vote of the shareholders of UTG and UII regarding the proposed merger occurred on July 26, 1999, with shareholders of both companies approving the transaction. UTG issued 817,517 shares of its authorized but unissued common stock to former UII shareholders, exclusive of any dissenter shareholders, in the merger. Immediately following the merger, UTGL99, which was then 100% owned by UTG, was liquidated and UTG changed its name to United Trust Group, Inc.

The merger of UII was accounted for as a purchase of UII and was valued at $12.74 per share. This value was determined using the average price of UTG shares issued on November 20, 1998 in a separate transaction with First Southern Funding LLC, an outside third party.

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
                                                           ==================

The following table summarizes certain unaudited operating results of UTG as though the merger transaction had taken place on December 31, 1999 and 1998, respectively.


                                               December 31, 1999         December 31, 1998
                                              --------------------      --------------------
         Total revenues                     $           35,834,693    $          40,250,810
         Total benefits and other expenses  $           33,841,679    $          46,206,060
         Operating income                   $            1,993,014    $          (5,955,250)
         Net Income                         $            1,202,759    $            (829,784)
         Basic earnings per share           $                 0.36    $               (0.33)
         Diluted earnings per share         $                 0.36    $               (0.33)

16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                            1999
                                    -------------------------------------------------------------------------------------
                                            1st                  2nd                   3rd                   4th
                                         ---------------       ---------------       ---------------      ---------------
Premiums and policy fees, net        $       6,007,511    $         5,705,270   $        5,337,120    $       4,531,242
Net investment income                        3,640,387              3,603,212            3,628,538            3,657,400
Total revenues                               9,835,111              9,136,482            8,964,360            8,121,158
Policy benefits including
  dividends                                  6,115,079              5,569,046            4,864,370            4,740,390
Commissions and
  amortization of DAC and COI                1,366,288              1,131,407            1,070,869            1,173,088
Operating expenses                           2,080,905              1,882,088            1,678,571            1,891,810
Operating income (loss)                         74,962                392,486            1,198,404              189,701
Net income (loss)                              132,461                123,481              883,271              (63,304)
Basic earnings (loss) per share                   0.05                   0.05                 0.29                (0.01)
Diluted earnings (loss) per
  share                                           0.07                   0.07                 0.29                (0.00)


                                                                            1998
                                    -------------------------------------------------------------------------------------
                                            1st                  2nd                   3rd                   4th
                                         ---------------       ---------------       ---------------      ---------------

Premiums and policy fees, net        $       7,231,481    $         7,111,079   $        6,243,869    $       5,809,648
Net investment income                        3,727,002              3,786,410            3,791,774            3,737,101
Total revenues                              11,226,760             10,557,065            9,767,526            9,334,049
Policy benefits including
  dividends                                  6,827,040              6,287,460            6,217,272            6,140,602
Commissions and
  amortization of DAC and COI                1,654,560              1,386,119            1,322,442            4,302,336
Operating expenses                           2,237,840              2,237,899            1,953,061            4,237,176
Operating income (loss)                         19,707                163,392             (204,429)          (6,095,850)
Net income (loss)                              114,441                228,704              458,002           (1,480,639)
Basic earnings (loss) per share                   0.07                   0.14                 0.28                (0.88)
Diluted earnings (loss) per
  share                                           0.08                   0.15                 0.27                (0.88)

                                                                            1997
                                    -------------------------------------------------------------------------------------
                                            1st                  2nd                   3rd                   4th
                                         ---------------       ---------------       ---------------      ---------------

Premiums and policy fees, net        $       7,926,386    $         7,808,782   $        6,639,394    $       6,264,683
Net investment income                        3,844,899              3,825,457            3,686,861            3,500,080
Total revenues                              11,965,571             11,871,953           10,354,133            9,800,673
Policy benefits including
  dividends                                  7,718,015              6,861,699            6,467,739            6,007,718
Commissions and
  amortization of DAC and COI                1,636,674              1,139,936            1,695,013            1,539,134
Operating expenses                           2,589,176              2,777,409            2,378,618            1,477,710
Operating income (loss)                       (393,242)               683,223             (679,495)             276,512
Net income (loss)                               47,026                101,812             (524,441)            (183,645)
Basic earnings (loss) per share                   0.03                   0.05                (0.28)               (0.12)
Diluted earnings (loss) per
  share                                           0.03                   0.05                (0.28)               (0.12)

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF UTG

THE BOARD OF DIRECTORS

In accordance with the laws of Illinois and the Certificate of Incorporation and Bylaws of UTG, as amended, UTG is managed by its executive officers under the direction of the Board of Directors. The Board elects executive officers, evaluates their performance, works with management in establishing business objectives and considers other fundamental corporate matters, such as the issuance of stock or other securities, the purchase or sale of a business and other significant corporate business transactions. In the fiscal year ended December 31, 1999, the Board met four times. All directors attended at least 75% of all meetings of the board except for Mr. Oakley.

The Board of Directors has an Audit Committee consisting of Messrs. Albin, Teater, Melville. The Audit Committee reviews and acts or reports to the Board with respect to various auditing and accounting matters, the scope of the audit procedures and the results thereof, the internal accounting and control systems of UTG, the nature of services performed for UTG and the fees to be paid to the independent auditors, the performance of UTG's independent and internal auditors and the accounting practices of UTG. The Audit Committee also recommends to the full Board of Directors the auditors to be appointed by the Board. The Audit Committee met once in 1999.

The compensation of UTG's executive officers is determined by the full Board of Directors (see report on Executive Compensation).

Under UTG's Certificate of Incorporation, the Board of Directors may be comprised of between five and twenty-one directors. The Board currently has eleven directors. Shareholders elect Directors to serve for a period of one year at UTG's Annual Shareholders' meeting.

The following information with respect to business experience of the Board of Directors has been furnished by the respective directors or obtained from the records of UTG.

DIRECTORS
---------

Name, Age           Position   with the  Company, Business Experience and  Other
                    Directorships

John S. Albin, 71

                    Director of UTG since 1984; farmer in Douglas and Edgar counties, Illinois, since 1951; Chairman of the Board of Longview State Bank since 1978; President of the Longview Capitol Corporation, a bank holding company, since 1978; Chairman of First National Bank of Ogden, Illinois, since 1987; Chairman of the State Bank of Chrisman since 1988; Director and Secretary of Illini Community Development Corporation since 1990; Chairman of Parkland College Board of Trustees since 1990; board member of the Fisher National Bank, Fisher, Illinois, since 1993.

Randall L. Attkisson  54

                    Director of UTG and FCC since 1999; Chief Financial Officer, Treasurer, Director or First Southern Bancorp, Inc. since 1986; Director of The Galilean Home, Liberty, KY since 1996; Treasurer, Director of First Southern Funding, Inc. since 1992; Director of The River Foundation, Inc. since 1990; Treasurer, Director of Somerset Holdings, Inc. since 1987; President of Randall L. Attkisson & Associates from 1982 to 1986; Commissioner of Kentucky Department of Banking & Securities from 1980 to 1982; Self-employed Banking Consultant in Miami, FL from 1978 to 1980.

William F. Cellini 65

                    Director of UTG since 1999; Director of FCC and certain affiliate companies since 1984; Chairman of the Board of New Frontier Development Group, Chicago, Illinois for more than the past five years; Executive Director of Illinois Asphalt Pavement Association.

Robert E. Cook 74

                    Director of UTG since 1984 and certain affiliate companies since 1991; President of Cook-Witter, Inc., a governmental consulting and lobbying firm with offices in Springfield, Illinois, from 1985 until 1990.

Jesse T. Correll  43

                    Director of UTG and FCC since 1999; Chairman, President, Director of First Southern Bancorp, Inc. since 1983; President, Director of First Southern Funding, Inc. since 1992; President, Director of Somerset Holdings, Inc. and Lancaster Life Reinsurance Company and First Southern
                    Insurance Agency since 1987; President, Director of The River Foundation since 1990; President, Director of Dyscim Holdings Company, Inc. since 1990; Director or Adamas Diamond Corporation since 1980; Secretary, Director Lovemore Holding Company since 1987; President, Director of North Plaza of Somerset since 1990; Director of St. Joseph Hospital, Lexington, KY since 1997; Managing Partner of World Wide Minerals from 1978 to 1983.

Ward F. Correll   71

                    Director of UTG since 1999; President, Director of Tradeway, Inc. of Somerset, KY since 1973; President, Director of Cumberland Lake Shell, Inc. of Somerset, KY since 1971;
                    President, Director of Tradewind Shopping Center, Inc. of Somerset, KY since 1966; Director of First Southern Bancorp, Inc. of Stanford, KY since 1988; Director of First Southern Funding, Inc. of Stanford, KY since 1991; Director of The River Foundation of Stanford, KY since 1990; and Director of Somerset Holdings, Inc., Lancaster Life and First Southern Insurance Agency of Stanford, KY since 1987.

George E. Francis 56

                    Director of UTG since 1999; Executive Vice President since July 1997; Secretary of UTG and certain affiliate companies since 1993; Director of UTG and certain affiliate companies since 1992; Treasurer and Chief Financial Officer of certain affiliate companies from 1984 until 1992; Senior Vice President and Chief Administrative Officer of certain affiliate companies since 1989.

James E. Melville  54

                    President and Chief Operating Officer since July 1997; Chief Financial Officer of UTG since 1993, Senior Executive Vice President of UTG since September 1992; President of certain Affiliate Companies from May 1989 until September 1991; Chief Operating Officer of FCC from 1989 until September 1991; Chief Operating Officer of certain Affiliate Companies from 1984 until September 1991; Senior Executive Vice President of certain affiliate companies from 1984 until 1989; Consultant to UTG from March 1992 through September 1992; President and Chief Operating Officer of certain affiliate life insurance companies and Senior Executive Vice President of non-insurance affiliate companies since 1992.

Millard V.  Oakley 69

                    Director of UTG and FCC since 1999; Presently serves on Board of Directors and Executive Committee of Thomas Nelson, a publicly held publishing company based in Nashville, TN; Director of First National Bank of the Cumberlands, Livingston-Cooksville, TN; Lawyer with limited law practice since 1980; State Insurance Commissioner for State of Tennessee from 1975 to 1979; Served as General Counsel, United States House of Representatives, Washington, D.C., Congressional Committee on Small Business from 1971-1973; Served four elective terms as County Attorney for Overton County, Tennessee; Elected delegate to National Democratic Convention in 1964; Served four elective terms in the Tennessee General Assembly from 1956 to 1964; Lawyer in Livingston, TN from 1953 to 1971; Elected to the Tennessee Constitutional Convention in 1952.

Larry E. Ryherd  59

                    CEO and Director of UTG since 1992; UTI Chairman of the Board of Directors and a Director since 1984, CEO since
                    1991; Chairman of the Board of UII since 1987, CEO since 1992 and President since 1993; Chairman, CEO and Director of UTG since 1992; President, CEO and Director of certain affiliate companies since 1992; Chairman of the Board, .CEO, President and COO of certain affiliate life insurance companies since 1992 and 1993; Director of the National Alliance of Life Companies since 1992; 1994 NALC Membership Committee Chairman; Member of the American Council of Life Companies and Advisory Board Member of its Forum 500 since 1992.

Robert W. Teater 72

                    Director of UTG since 1987; Director of UTG and certain affiliate companies since 1992; member of Columbus School Board since 1991, President of Columbus School Board since 1992; President of Robert W. Teater and Associates, a comprehensive consulting firm in natural resources development and organization management since 1983.


EXECUTIVE OFFICERS OF UTG

More detailed information on the following officers of UTG appears under "Election of Directors":

Larry E. Ryherd     Chairman of the Board and Chief Executive Officer
James E. Melville   President and Chief Operating Officer
George E. Francis   Executive Vice President, Secretary and Chief Administrative
                    Officer

Other officers of UTG are set forth below:

Name, Age           Position   with  UTG, Business  Experience  and Other
                    Directorships

Theodore C.  Miller  37

                    Senior Vice President and Chief Financial Officer since July 1997; Vice President and Treasurer since October 1992; Vice President and Controller of certain Affiliate Companies from 1984 to 1992.

Joseph H.  Metzger  61

                    Director of FCC from 1992 - 1999, Senior Vice President, Real Estate since 1989; Senior Vice President, Real Estate of certain affiliate companies since 1983

Brad M. Wilson 48

                    Senior Vice President and Chief Information Officer since 1992.

ITEM 11.  EXECUTIVE COMPENSATION UTG

Executive Compensation Table
----------------------------

The following table sets forth certain information regarding compensation paid to or earned by UTG's Chief Executive Officer and each of the Executive Officers of UTG whose salary plus bonus exceeded $100,000 during each of UTG's last three fiscal years: Compensation for services provided by the named executive officers to UTG and its affiliates is paid by FCC as set forth in their employment agreements. (See Employment Contracts).

                           SUMMARY COMPENSATION TABLE

                             Annual Compensation (1)

                                                                  Other Annual
Name and                                                        Compensation (2)
Principal Position                   Salary($)        Bonus ($)         $

Larry E. Ryherd              1999      400,000           -             21,230
Chairman of the Board        1998      400,000           -             20,373
Chief Executive Officer      1997      400,000           -             18,863

James E. Melville            1999      238,200           -             33,084
President, Chief             1998      238,200           -             31,956
Operating Officer            1997      238,200           -             29,538

George E. Francis            1999      126,200           -              9,077
Executive Vice               1998      126,200           -              8,791
President, Secretary         1997      123,200           -              8,187


Joseph H. Metzger            1999      126,200      49,800             12,657
Senior Vice President        1998      126,200      20,123             11,644
Director of Real Estate      1997      121,000           -             10,817

Brad M. Wilson               1999      147,700       3,000              6,815
Senior Vice President        1998      139,000       2,900              6,506
Chief Information Officer    1997      131,000       2,700              6,222


(1) Compensation deferred at the election of named officers is included in this section.

(2) Other annual compensation consists of interest earned on deferred compensation amounts pursuant to their employment agreements and UTG's matching contribution to the First Commonwealth Corporation Employee Savings Trust 401(k) Plan.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

The following table summarizes for fiscal year ending, December 31, 1999, the number of shares subject to unexercised options and the value of unexercised options of the Common Stock of UTG held by the named executive officers. The values shown were determined by multiplying the applicable number of unexercised share options by the difference between the per share market price on December 31, 1999 and the applicable per share exercise price. There were no options granted to the named executive officers for the past three fiscal years.


                     Number of
                       Shares         Value       Number of Securities               Value of Unexercised In the
                    Acquired on    Realized     Underlying Unexercised                   Money Options/SARs at
                    Exercise (#)       ($)       Options/SARs atFY-End (#)                     FY-End ($)
Name                                              Exercisable      Unexercisable     Exercisable     Unexercisable
Larry E. Ryherd          -              -                13,800          -                -                -
James E. Melville        -              -                30,000          -                -                -
George E. Francis        -              -                 4,600          -                -                -
Joseph H. Metzger        -              -                 6,900          -                -                -
Brad M. Wilson           -              -                 2,800          -                -                -


Compensation of Directors
-------------------------

UTG's standard arrangement for the compensation of directors provide that each director shall receive an annual retainer of $2,400, plus $300 for each meeting attended and reimbursement for reasonable travel expenses. UTG's director compensation policy also provides that directors who are employees of UTG or directors or officers of First Southern Funding, LLC and Affiliates do not
receive any compensation for their services as directors except for reimbursement for reasonable travel expenses for attending each meeting.

Employment Contracts
--------------------

FCC entered into an employment agreement dated July 31, 1997 with Larry E. Ryherd. Formerly, Mr. Ryherd had served as Chairman of the Board and Chief Executive Officer of UTG and its affiliates. Pursuant to the agreement, Mr. Ryherd agreed to serve as Chairman of the Board and Chief Executive Officer of UTG and in addition, to serve in other positions of the affiliated companies if appointed or elected. The agreement provides for an annual salary of $400,000 as determined by the Board of Directors. The term of the agreement is for a period of five years. Mr. Ryherd has deferred portions of his income under a plan entitling him to a deferred compensation payment on January 2, 2000 in the amount of $240,000 which includes interest at the rate of approximately 8.5% per year. Additionally, Mr. Ryherd was granted an option to purchase up to 13,800 of the Common Stock of UTG at $17.50 per share. The option is immediately exercisable and transferable. The option will expire December 31, 2000.

FCC entered into an employment agreement dated July 31, 1997 with James E. Melville pursuant to which Mr. Melville is employed as President and Chief Operating Officer and in addition, to serve in other positions of the affiliated companies if appointed or elected at an annual salary of $238,200. The term of the agreement expires July 31, 2002. Mr. Melville has deferred portions of his income under a plan entitling him to a deferred compensation payment on January 2, 2000 of $400,000 which includes interest at the rate of approximately 8.5% annually. Additionally, Mr. Melville was granted an option to purchase up to 30,000 shares of the Common Stock of UTG at $17.50 per share. The option is immediately exercisable and transferable. The option will expire December 31, 2000.

FCC entered into an employment agreement with George E. Francis on July 31, 1997. Under the terms of the agreement, Mr. Francis is employed as Executive Vice President of UTG at an annual salary of $126,200. Mr. Francis also agreed to serve in other positions if appointed or elected to such positions without additional compensation. The term of the agreement expires July 31, 2000. Mr. Francis has deferred portions of his income under a plan entitling him to a deferred compensation payment on January 2, 2000 of $80,000 which includes interest at the rate of approximately 8.5% per year. Additionally, Mr. Francis was granted an option to purchase up to 4,600 shares of the Common Stock of UTG at $17.50 per share. The option is immediately exercisable and transferable. This option will expire on December 31, 2000.

FCC entered into an employment agreement with Joseph H. Metzger on July 31, 1997. Under the terms of the agreement, Mr. Metzger is employed as Senior Vice President - Real Estate at an annual salary of $126,200. The agreement provides that Mr. Metzger receives cash bonuses if certain real estate goals are attained. The term of the agreement expires July 31, 2000. Mr. Metzger also agreed to serve in other positions if appointed or elected to such positions without additional compensation. Mr. Metzger has deferred portions of his income under a plan entitling him to a deferred compensation payment on January 2, 2000 of $120,000, which includes interest at the rate of approximately 8.5% annually. Additionally, Mr. Metzger was granted an option to purchase up to 6,900 shares of UTG Common Stock at $17.50 per share. The option is immediately exercisable and transferable. This option will expire on December 31, 2000.

FCC entered into an employment agreement with Brad M. Wilson on July 31, 1997. Under the terms of the agreement, Mr. Wilson is employed as Senior Vice President and Chief Information Officer at a minimum annual salary of $133,000. The term of the agreement expires July 31, 2000. Mr. Wilson also agreed to serve in other positions if appointed or elected to such positions without additional compensation. Mr. Wilson has deferred portions of his income under a plan entitling him to a deferred compensation payment on May 1, 2000 of $48,000 which includes interest at the rate of approximately 8.5% annually. Additionally, Mr. Wilson was granted an option to purchase up to 2,800 shares of UTG Common Stock at $17.50 per share. The option will expire on December 31, 2000.


REPORT ON EXECUTIVE COMPENSATION

Introduction

The compensation of UTG's executive officers is determined by the full Board of Directors. The Board of Directors strongly believes that UTG's executive officers directly impact the short-term and long-term performance of UTG. With this belief and the corresponding objective of making decisions that are in the best interest of UTG's shareholders, the Board of Directors places significant emphasis on the design and administration of UTG's executive compensation plans.


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


Stock Options. . One of UTG's priorities is for the executive officers to be significant shareholders so that the interest of the executives are closely aligned with the interests of UTG's other shareholders. The Board of Directors believes that this strategy motivates executives to remain focused on the overall long-term performance of UTG. Stock options are granted at the discretion of the Board of Directors and are intended to be granted at levels within the competitive market range of comparable companies. During 1993, each of the named executive officers were granted options under their employment agreements for UTG's Common Stock as described in the Employment Contracts section. There were no options granted to the named executive officers during the last three fiscal years.

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

Chief Executive Officer

Larry E. Ryherd has been Chairman of the Board and Chief Executive Officer since 1984. The Board of Directors used the same compensation plan elements described above for all executive officers to determine Mr. Ryherd's 1999 compensation.

In setting both the cash-based and equity-based elements of Mr. Ryherd's compensation, the Board of Directors made an overall assessment of Mr. Ryherd's leadership in achieving UTG's long-term strategic and business goals.

Mr. Ryherd's base salary reflects a consideration of both competitive forces and UTG's performance. The Board of Directors does not assign specific weights to these categories.

UTG surveys total cash compensation for chief executive officers at the same group of companies described under "Base Salary" above. Based upon its survey, UTG then determines a median around which it builds a competitive range of compensation for the CEO. As a result of this review, the Board of Directors concluded that Mr. Ryherd's base salary was in the low end of the competitive market, and his total direct compensation (including stock incentives) was competitive for CEOs running companies comparable in size and complexity to UTG.

The Board of Directors considered UTG's financial results as compared to other companies within the industry, financial performance for fiscal 1999 as compared to fiscal 1998, UTG's progress as it relates to UTG's growth through acquisitions and simplification of the organization, the fact that since UTG does not have a Chief Marketing Officer, Mr. Ryherd assumes additional responsibilities of the Chief Marketing Officer, and Mr. Ryherd's salary history, performance ranking and total compensation history.

Through fiscal 1999, Mr. Ryherd's annual salary was $400,000, the amount the Board of Directors set in January 1998. Following a review of the above factors, the Board of Directors decided to recognize Mr. Ryherd's performance by placing a greater emphasis on long-term incentive awards, and therefore retained Mr. Ryherd's base salary at $400,000.

Conclusion

The Board of Directors believes the mix of structured employment agreements with certain key executives, conservative market based salaries, competitive cash incentives for short-term performance and the potential for equity-based rewards for long term performance represents an appropriate balance. This balanced Executive Compensation Plan provides a competitive and motivational compensation package to the executive officer team necessary to continue to produce the results UTG strives to achieve. The Board of Directors also believes the Executive Compensation Plan addresses both the interests of the shareholders and the executive team.


                               BOARD OF DIRECTORS

             John S. Albin                   George E. Francis
             Randall L. Attkisson            Millard V. Oakley
             William F. Cellini              James E. Melville
             Robert E. Cook                  Larry E. Ryherd
             Jesse T. Correll                Robert W. Teater
             Ward F. Correll

PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return on UTG's Common Stock during the five fiscal years ended December 31, 1999 with the cumulative total return on the NASDAQ Composite Index Performance and the NASDAQ Insurance Stock Index (1). The graph assumes that $100 was invested on December 31, 1994 in each of the Company's common stock, the NASDAQ Composite Index, and the NASDAQ Insurance Stock Index, and that any dividends were reinvested.

                    1994 1995 1996 1997 1998 1999
UTI                 100  76   126  160  163  163
NASDAQ              100  142  174  214  301  543
NASDAQ Insurance    100  142  162  237  212  165


(1) UTG selected the NASDAQ Composite Index Performance as an appropriate comparison as UTG's Common Stock is traded on the NASDAQ Small Cap exchange under the sign "UTGI". Furthermore, UTG selected the NASDAQ Insurance Stock Index as the second comparison because there is no similar single "peer company" in the NASDAQ system with which to compare stock performance and the closest additional line-of-business index which could be found was the NASDAQ Insurance Stock Index. Trading activity in UTG's Common Stock is limited, which may be due in part as a result of UTG's low profile, and its reported operating losses. The Return Chart is not intended to forecast or be indicative of possible future performance of UTG's stock.

The foregoing graph shall not be deemed to be incorporated by reference into any filing of UTG under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that UTG specifically incorporates such information by reference.


Compensation Committee Interlocks and Insider Participation

The following persons served as directors of UTG during 1999 and were officers or employees of UTG or its subsidiaries during 1999: James E. Melville, Larry E. Ryherd, and George E. Francis. Accordingly, these individuals have participated in decisions related to compensation of executive officers of UTG and its subsidiaries.


During 1999, Larry E. Ryherd, James E. Melville,and George E. Francis, executive officers of UTG, were also members of the Board of Directors of FCC, three of whose executive officers served on the Board of Directors of UTG: Messrs. Melville, Ryherd and Francis.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF UTG

PRINCIPAL HOLDERS OF SECURITIES

The following tabulation sets forth the name and address of the entity known to be the beneficial owners of more than 5% of UTG's Common Stock and shows: (i) the total number of shares of Common Stock beneficially owned by such person as of December 31, 1999 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of Common Stock so owned as of the same date.

   Title                                      Number of Shares          Percent
    Of      Name and Address                    and Nature of             of
   Class    of Beneficial Owner             Beneficial Ownership         Class
   -----    -------------------             --------------------         -----

Common      First Southern Funding, LLC           2,042,724 (1)            46.5%
Stock no    99 Lancaster Street
Par value   P.O. Box 328
            Stanford, KY  40484

            Larry E. Ryherd                         548,989 (2)            12.5%
            12 Red Bud Lane
            Springfield, IL 62707

(1) First Southern Funding LLC owns 1,088,578 shares of UTG's Common Stock directly, and has stock options to allow the purchase of 166,104 shares of UTG's Common Stock. Includes: (i) 125,825 shares of UTG's Common Stock owned by First Southern Bancorp, Inc.; (ii) 183,033 shares of UTG's Common Stock owned by First Southern Capital Corp., LLC; (iii) 23,135 shares of UTG's Common Stock owned by First Southern Investments, LLC; (iv) 138,545 shares of UTG's Common Stock owned by Dyscim Holding Co., Inc.; (v) 204,800 shares of UTG's Common Stock which may be acquired upon conversion of UTG convertible notes owned by First Southern Bancorp, Inc. (See "Certain Relationships and Related Transactions"); and (vi) 112,704 shares of UTG's Common Stock owned by Jesse T Correll directly. Jesse T. Correll, Director of UTG, by reason of ownership of 83% of the outstanding shares of First Southern Funding, LLC may be considered a beneficial owner of UTG.

(2)  Larry E. Ryherd owns 181,091  shares of UTG's Common Stock in his own name.
     Includes: (i) 150,050 shares of UTG's Common Stock in the name of Dorothy LouVae Ryherd, his wife; (ii) 150,000 shares of UTG's Common Stock which are held beneficially in trust for the three children of Larry E. Ryherd and Dorothy LouVae Ryherd, namely Shari Lynette Serr, Derek Scott Ryherd and Jarad John Ryherd; (iii) 4,638 shares of UTG's Common Stock, 2,700 shares of which are in the name of Shari Lynette Serr, 1,900 shares of which are in the name of Jarad John Ryherd; and 38 shares of which are in the name of Derek Scott Ryherd (iv) 2,000 shares held by Dorothy LouVae Ryherd, his wife as custodian for granddaughter, 160 shares held by Larry
     E. Ryherd as custodian for granddaughter; (v) 47,250 shares beneficially in trust for the three children of Larry E. Ryherd and Dorothy LouVae Ryherd, namely Shari Lynette Serr, Derek Scott Ryherd and Jarad John Ryherd and
     (vi) 13,800 shares which may be acquired by Larry E. Ryherd upon exercise of outstanding stock options.

SECURITY OWNERSHIP OF MANAGEMENT OF UTG

The following tabulation shows with respect to each of the directors and nominees of UTG, with respect to UTG's chief executive officer and each of UTG's executive officers whose salary plus bonus exceeded $100,000 for fiscal 1999, and with respect to all executive officers and directors of UTG as a group: (i) the total number of shares of all classes of stock of UTG or any of its parents or subsidiaries, beneficially owned as of December 31, 1999 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of stock so owned, and granted stock options available as of the same date.


   Title    Directors, Named Executive              Number of Shares    Percent
    of      Officers, & All Directors &               and Nature of       of
Class      Executive Officers as a Group                Ownership        Class
-----      -----------------------------                ---------        -----

FCC's      John S. Albin                                       0           *
Common     Randall L. Attkisson                                0           *
Stock, $1. William F. Cellini                                  0           *
par value  Robert E. Cook                                      0           *
           Jesse T. Correll                                1,217  (3)    2.2%
           Ward F. Correll                                     0           *
           George E. Francis                                   0           *
           James E. Melville                                 544  (1)    1.0%
           Joseph H. Metzger                                   0           *
           Millard V. Oakley                                   0           *
           Larry E. Ryherd                                     0           *
           Robert W. Teater                                    0           *
           Brad M. Wilson                                      0           *
           All directors and executive officers            1,761         3.2%
           as a group (thirteen in number)

UTG's      John S. Albin                                  10,503  (2)      *
Common     Randall L. Attkisson                                0           *
Stock, no  William F. Cellini                              1,000           *
par value  Robert E. Cook                                 10,891           *
           Jesse T. Correll                            2,042,724  (3)    46.5%
           Ward F. Correll                               171,273  (4)     3.9%
           George E. Francis                               4,600  (5)      *
           James E. Melville                              52,500  (6)    1.2%
           Joseph H. Metzger                               6,900  (7)      *
           Millard V. Oakley                              16,471           *
           Larry E. Ryherd                               548,989  (8)    12.5%
           Robert W. Teater                                7,380  (9)      *
           Brad M. Wilson                                  2,800  (10)     *
           All directors and executive officers
           as a group (thirteen in number)             2,876,031         65.4%

(1) James E. Melville owns 168 shares individually and 376 shares owned jointly with his spouse.

(2)  Includes 392 shares owned directly by Mr. Albin's spouse.

(3) Jesse T. Correll owns 112,704 shares of UTG stock individually. In addition, Mr. Correll is a director and officer of First Southern Funding, LLC & Affiliates which owns 1,930,020 shares of UTG and 1,217 shares of FCC's common stock. (See Principal Holders of Securities).

(4) Ward F. Correll owns 72,750 shares of UTG common stock through the Wcorrell, Lmtd. Partnership. In addition, Cumberland Lake Shell, Inc. owns 98,523 shares of UTG common stock. Mr. Correll is the owner of Cumberland Lake Shell, Inc..

(5) Includes 4,600 shares which may be acquired upon exercise of outstanding stock options.

(6) James E. Melville owns 2,500 shares individually and 14,000 shares jointly with his spouse. Includes: (i) 3,000 shares of UTG's Common Stock which are held beneficially in trust for his daughter, namely Bonnie J. Melville;
     (ii) 3,000 shares of UTG's Common Stock, 750 shares of which are in the name of Matthew C. Hartman, his nephew; 750 shares of which are in the name of Zachary T. Hartman, his nephew; 750 shares of which are in the name of Elizabeth A. Hartman, his niece; and 750 shares of which are in the name of Margaret M. Hartman, his niece; and (iii) 30,000 shares which may be acquired by James E. Melville upon exercise of outstanding stock options.

(7) Includes 6,900 shares which may be acquired upon exercise of outstanding stock options.

(8)  (See Principal Holders of Securities)

(9)  Includes 210 shares owned directly by Mr. Teater's spouse.

(10) Includes 2,800 shares which may be acquired upon exercise of outstanding stock options.

* Less than 1%.

Except as indicated above, the foregoing persons hold sole voting and investment power.

Directors and officers of UTG file periodic reports regarding ownership of Company securities with the Securities and Exchange Commission pursuant to
Section 16(a) of the Securities Exchange Act of 1934 as amended, and the rules promulgated thereunder.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the current structure, FCC pays a majority of the general operating expenses of the affiliated group. FCC then receives management, service fees and reimbursements from the various affiliates.

United Income, Inc. ("UII") had a service agreement with United Security Assurance Company ("USA"). The agreement was originally established upon the formation of USA which was a 100% owned subsidiary of UII. Changes in the affiliate structure have resulted in USA no longer being a direct subsidiary of UII, though still a member of the same affiliated group. The original service agreement remained in place without modification. USA paid UII monthly fees equal to 22% of the amount of collected first year premiums, 20% in second year and 6% of the renewal premiums in years three and after. UII had a subcontract agreement with UTG to perform services and provide personnel and facilities. The services included in the agreement were claim processing, underwriting, processing and servicing of policies, accounting services, agency services, data processing and all other expenses necessary to carry on the business of a life insurance company. UII's subcontract agreement with UTG states that UII pay UTG monthly fees equal to 60% of collected service fees from USA as stated above. The service fees received from UII were recorded in UTG's financial statements as other income. With the merger of UII into UTG in July 1999, the sub-contract agreement ended and UTG assumed the direct contract with USA. This agreement was terminated upon the merger of USA into UG in December 1999.

USA paid $677,807, $835,345 and $989,295 under their agreement with UII for 1999, 1998 and 1997, respectively. UII paid $223,753, $501,207 and $593,577 under their agreement with UTG for 1999, 1998 and 1997, respectively. Additionally, UII paid FCC $30,000, $0 and $150,000 in 1999, 1998 and 1997, respectively for reimbursement of costs attributed to UII. UTG paid FCC $600,000, $0 and $575,000 in 1999, 1998 and 1997, respectively for reimbursement of costs attributed to UTG. These reimbursements are reflected as a credit to general expenses.

On January 1, 1993, FCC entered an agreement with UG pursuant to which FCC provides management services necessary for UG to carry on its business. UG paid $6,251,340, $8,018,141 and $8,660,481 to FCC in 1999, 1998 and 1997,
respectively.

ABE pays fees to FCC pursuant to a cost sharing and management fee agreement. FCC provides management services for ABE to carry on its business. The agreement requires ABE to pay a percentage of the actual expenses incurred by FCC based on certain activity indicators of ABE business to the business of all the insurance company subsidiaries plus a management fee based on a percentage of the actual expenses allocated to ABE. ABE paid fees of $392,005, $399,325 and $443,726 in 1999, 1998 and 1997, respectively under this agreement.

APPL has a management fee agreement with FCC whereby FCC provides certain administrative duties, primarily data processing and investment advice. APPL paid fees of $300,000 in 1999, 1998 and 1997, under this agreement.

Respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon generally accepted accounting principles. The costs paid by the Company for services include costs related to the production of new business, which are deferred as policy acquisition costs and charged off to the income statement through "Amortization of deferred policy acquisition costs". Amounts recorded by USA as deferred acquisition costs are no greater than what would have been recorded had all such expenses been directly incurred by USA. Also included are costs associated with the maintenance of existing policies that are charged as current period costs and included in "general expenses".

On December 31, 1999, UTG and Jesse T. Correll entered a transaction whereby Mr. Correll, in combination with other individuals, made an equity investment in UTG. Under the terms of the Stock Acquisition Agreement, the Correll group contributed their 100% ownership of North Plaza of Somerset, Inc. to UTG in exchange for 681,818 authorized but unissued shares of UTG common stock. The Board of Directors of UTG approved the transaction at their regular quarterly board meeting held on December 7, 1999. North Plaza of Somerset, Inc. owns a shopping center in Somerset, Kentucky and approximately 23,000 acres of timberland in Kentucky. North Plaza has no debt. The net assets have been valued at $7,500,000, which equates to $11.00 per share for the new shares issued.

Mr. Correll is a member of the Board of Directors of UTG and currently UTG's largest shareholder through his ownership control of FSF and its affiliates. Mr. Correll is the majority shareholder of FSF, which is an affiliate of First Southern Bancorp, Inc., a bank holding company that operates out of 14 locations in central Kentucky. Following the above transaction, as of December 31, 1999, Mr. Correll owns or controls directly and indirectly approximately 46% of UTG. The 46% referenced includes 171,273 shares owned by Mr. Correll's father, Ward
F. Correll, who is on the Board of Directors of UTG, and does not include stock options granted totaling 370,904 shares, which would facilitate ultimate ownership of over 51% of UTG.

Following necessary regulatory approval, on December 29, 1999, UG was the survivor to a merger with its 100% owned subsidiary, USA. The merger was completed as a part of management's efforts to reduce costs and simplify the corporate structure.

On July 26, 1999, the shareholders of UTG and UII approved a merger transaction of the two companies. Prior to the merger, UTG owned 53% of UTGL99 (refers to the former United Trust Group, Inc., which was formed in February of 1992 and liquidated in July of 1999) an insurance holding company, and UII owned 47% of UTGL99. Additionally, UTG held an equity investment in UII. At the time the decision to merge was made, neither UTG nor UII had any other significant holdings or business dealings. The Board of Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders by creating a larger more viable life insurance holding group with lower administrative costs, a simplified corporate structure, and more readily marketable securities. Following the merger approval, UTG issued 817,517 shares of its authorized but unissued common stock to former UII shareholders, net of any dissenter shareholders in the merger. Immediately following the merger, UTGL99, which was then 100% owned by UTG, was liquidated and UTG changed its name to United Trust Group, Inc. ("UTG").


On January 16, 1998, UTG acquired 7,579 shares of its common stock from the estate of Robert Webb, a former director, for $26,527 and a promissory note valued at $41,819 due January 16, 2005. The note was paid in full on November 23, 1998.

On September 23, 1997, UTG acquired 10,056 shares of its common stock from Paul Lovell, a director, for $35,000 and a promissory note valued at $61,000 due September 23, 2004. The note was paid in full on November 23, 1998. Simultaneous with the stock purchase, Mr. Lovell resigned his position on the UTG board.

On July 31, 1997, UTG issued convertible notes for cash received totaling $2,560,000 to seven individuals, all officers or employees of UTG. The notes bear interest at a rate of 1% over prime, with interest payments due quarterly and principal due upon maturity of July 31, 2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years. Conditional upon the seven individuals placing the funds with the Company were the acquisition by UTG of a portion of the holdings of UTG owned by Larry E. Ryherd and his family and the acquisition of common stock of UTG and UII held by Thomas F. Morrow and his family and the simultaneous retirement of Mr. Morrow. Neither Mr. Morrow nor Mr. Ryherd was a party to the convertible notes. On March 1, 1999, the individuals holding the convertible notes sold their interests in said notes to First Southern Bancorp, Inc. in private transactions.

Approximately $1,048,000 of the cash received from the issuance of the convertible notes was used to acquire stock holdings of UTG and United Income, Inc. of Mr. Morrow and to acquire a portion of the UTG holdings of Larry E. Ryherd and his family. The remaining cash received will be used by UTG to provide additional operating liquidity and for future acquisitions of life insurance companies. On July 31, 1997, UTG acquired a total of 126,921 shares of its common stock and 47,250 shares of United Income, Inc. common stock from Thomas F. Morrow and his family. Mr. Morrow simultaneously retired as an executive officer of the Company. In exchange for his stock, Mr. Morrow and his family received approximately $348,000 in cash, promissory notes valued at $140,000 due in eighteen months, and promissory notes valued at $1,030,000 due January 31, 2005. These notes bear interest at a rate of 1% over prime, with interest due quarterly and principal due upon maturity. The notes do not contain any conversion privileges. Additionally, on July 31, 1997, UTG acquired a total of 97,499 shares of its common stock from Larry E. Ryherd and his family. Mr. Ryherd and his family received approximately $700,000 in cash and a promissory note valued at $251,000 due January 31, 2005. The acquisition of approximately 16% of Mr. Ryherd's stock holdings in UTG was completed as a prerequisite to the convertible notes placed by other management personnel to reduce the total holdings of Mr. Ryherd and his family in the Company to make the stock more attractive to the investment community. Following the transaction, Mr. Ryherd and his family owned approximately 31% of the outstanding common stock of UTG. The market price of UTG common stock on July 31, 1997 was $6.00 per share. The stock acquired in the above transaction was from the largest two shareholders of UTG stock. There were no additional stated or unstated items or agreements relating to the stock purchase. The promissory notes to Mr. Morrow and his family and Mr. Ryherd and his family were paid in full on November 23, 1998.

On July 31,1997, the Company entered employment agreements with eight individuals, all officers or employees of the Company. The agreements have a term of three years, excepting the agreements with Mr. Ryherd and Mr. Melville, which have five-year terms. The agreements secure the services of these key individuals, providing the Company a stable management environment and positioning for future growth.


RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS
------------------------------------------------

Kerber, Eck and Braeckel LLP served as UTG's independent certified public accounting firm for the fiscal year ended December 31, 1999 and for fiscal year ended December 31, 1998. In serving its primary function as outside auditor for UTG, Kerber, Eck and Braeckel LLP performed the following audit services: examination of annual consolidated financial statements; assistance and consultation on reports filed with the Securities and Exchange Commission and; assistance and consultation on separate financial reports filed with the State insurance regulatory authorities pursuant to certain statutory requirements. UTG does not expect that a representative of Kerber, Eck and Braeckel LLP will be present at the Annual Meeting of Shareholders of UTG. No accountants have been selected for fiscal year 2000 because UTG generally chooses accountants shortly before the commencement of the annual audit work.

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

     None


(c)  Exhibits:

     Index to Exhibits (See Pages 81 and 82).

                                INDEX TO EXHIBITS

 Exhibit
 Number
 ------


3(a) (1) Amended  Articles of  Incorporation  for the Company dated November 20,
         1987.

3(b) (1) Amended  Articles of  Incorporation  for the Company dated  December 6,
         1991.

3(c) (1) Amended Articles of Incorporation for the Company dated March 30, 1993.

3(d) (1) Code of By-Laws for the Company.

10(a)(2) Credit  Agreement  dated May 8, 1996  between  First of America  Bank -
         Illinois,N.A.,as lender and First Commonwealth Corporation,as borrower.

10(b)(2) $8,900,000  Term Note of First  Commonwealth  Corporation  to First of
         America Bank - Illinois, N.A. dated May 8, 1996.

10(c)(2) Coinsurance  Agreement  dated  September  30, 1996  between  Universal
         Guaranty Life Insurance Company and First International Life Insurance Company, including assumption reinsurance agreement exhibit and amend-ments.

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

10(g)(1) Management  Agreement  dated  December 20, 1981  between  Commonwealth
         Industries Corporation, and Abraham Lincoln Insurance Company.

10(h)(1) Reinsurance  Agreement dated January 1, 1991 between Universal Guaranty
         Life Insurance Company and Republic Vanguard Life Insurance Company.

10(i)(1) Reinsurance  Agreement  dated  July 1, 1992  between  United  Security
         Assurance Company and Life Reassurance Corporation of America.

                                INDEX TO EXHIBITS

 Exhibit
 Number


10(j)(3) Employment Agreement dated as of July 31, 1997 between Larry E. Ryherd and First Commonwealth Corporation

10(k)(3) Employment  Agreement  dated  as of July  31,  1997  between  James E.
         Melville and First Commonwealth Corporation

10(l)(3) Employment  Agreement  dated as of July 31,  1997  between  George  E.
         Francis and First Commonwealth Corporation. Agreements containing the same terms and conditions excepting title and current salary were also entered into by Joseph H. Metzger, Brad M. Wilson, Theodore C. Miller, Michael K. Borden and Patricia G. Fowler.

10(m)(1) Agreement  dated June 16,  1992  between  John K.  Cantrell  and First
         Commonwealth Corporation.

10(n)(1) Stock Purchase  Agreement  dated February 20, 1992 between United Trust
         Group, Inc. and Sellers.

10(o)(1) Amendment No. One dated April 20, 1992 to the Stock Purchase Agreement between the Sellers and United Trust Group, Inc.

10(p)(1) Security  Agreement  dated June 16, 1992  between  United Trust Group,
         Inc. and the Sellers.

10(q)(1) Stock  Purchase  Agreement  dated June 16, 1992  between  United  Trust
         Group, Inc. and First Commonwealth Corporation


Footnote:

     (1) Incorporated by reference from the Company's Annual Report on Form 10-K, File No. 0-5392, as of December 31, 1993.

     (2) Incorporated by reference from the Company's Annual Report on Form 10-K, File No. 0-5392, as of December 31, 1996.

     (3) Incorporated by reference from the Company's Annual Report on Form 10-K, File No. 0-5392, as of December 31, 1997.


                            UNITED TRUST GROUP, INC.
                       SUMMARY OF INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                             As of December 31, 1999

                                                                      Schedule I

                          Column A                            Column B           Column C           Column D
       ------------------------------------------------    ---------------    ----------------   ----------------

                                                                                                    Amount at
                                                                                                   Which Shown
                                                                                                   in Balance
                                                                Cost               Value              Sheet
                                                           ---------------    ----------------   ----------------
Fixed maturities:
    Bonds:
       United States Goverment and
          government agencies and authorities            $     30,556,303   $      29,171,152  $      30,556,303
       State, municipalities, and political
          subdivisions                                         17,440,381          17,083,062         17,440,381
       Collateralized mortgage obligations                      4,892,693           4,924,336          4,892,693
       Public utilities                                        35,812,281          35,829,496         35,812,281
       All other corporate bonds                               56,049,453          55,666,973         56,049,453
                                                           ---------------    ----------------   ----------------
    Total fixed maturities                                    144,751,111   $     142,675,019        144,751,111
                                                                              ================
Investments held for sale:
    Fixed maturities:
       United States Goverment and
          government agencies and authorities                  23,791,634   $      22,928,178         22,928,178
       State, municipalities, and political
          subdivisions                                            189,212             194,166            194,166
       Collateralized mortgage obligations                      5,910,505           5,578,853          5,578,853
       Public utilities                                                 0                   0                  0
       All other corporate bonds                                1,523,675           1,490,160          1,490,160
                                                           ---------------    ----------------   ----------------
                                                               31,415,026   $      30,191,357         30,191,357
                                                                              ================

    Equity securities:
       Banks, trusts and insurance companies                    1,935,619   $       1,308,453          1,308,453
       All other corporate securities                             950,696             857,103            857,103
                                                           ---------------    ----------------   ----------------
                                                                2,886,315   $       2,165,556          2,165,556
                                                                              ================


Mortgage loans on real estate                                  15,483,772                             15,483,772
Investment real estate                                         15,552,165                             15,552,165
Real estate acquired in satisfaction of debt                    1,550,000                              1,550,000
Policy loans                                                   14,151,113                             14,151,113
Other long-term investments                                       906,278                                906,278
Short-term investments                                          2,230,267                              2,230,267
                                                           ---------------                       ----------------
    Total investments                                    $    228,926,047                      $     226,981,619
                                                           ===============                       ================

UNITED TRUST GROUP, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT                        Schedule II
NOTES TO CONDENSED FINANCIAL INFORMATION


(a) The condensed financial information should be read in conjunction with the consolidated financial statements and notes of United Trust Group, Inc. and Consolidated Subsidiaries.

                            UNITED TRUST GROUP, INC.
                       CONDENSED FINANCIAL INFORMATION OF
                      REGISTRANT PARENT ONLY BALANCE SHEETS
                        As of December 31, 1999 and 1998

                                                                     Schedule II


                                                1999                1998
                                           ----------------    ---------------

ASSETS

    Investment in affiliates             $      35,771,144   $     19,495,824
    Cash and cash equivalents                    1,176,540            510,886
    Notes receivable from affiliate             14,839,193         10,590,344
    Receivable from affiliates, net                      0             30,069
    FIT recoverable                                 11,028                  0
    Accrued interest income                         41,462             19,446
    Other assets                                     5,101             12,368
                                           ----------------    ---------------
          Total assets                   $      51,844,468   $     30,658,937
                                           ================    ===============




LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Notes payable                        $       5,892,969   $      2,560,000
    Notes payable to affiliate                           0            840,000
    Payable to affiliates, net                     147,310                  0
    Deferred income taxes                        2,080,486          1,895,080
    Other liabilities                              347,031              2,546
                                           ----------------    ---------------
          Total liabilities                      8,467,796          5,297,626
                                           ----------------    ---------------


Shareholders' equity:
    Common stock, net of treasury shares            79,405             49,809
    Additional paid-in capital,
     net of treasury                            45,175,076         27,403,172
    Accumulated other comprehensive
        income of affiliates                    (1,138,900)          (276,852)
    Accumulated deficit                           (738,909)        (1,814,818)
                                           ----------------    ---------------
          Total shareholders' equity            43,376,672         25,361,311
                                           ----------------    ---------------
          Total liabilities and
           shareholders' equity          $      51,844,468   $     30,658,937
                                           ================    ===============


                            UNITED TRUST GROUP, INC.
                       CONDENSED FINANCIAL INFORMATION OF
                 REGISTRANT PARENT ONLY STATEMENTS OF OPERATIONS
                       Three Years Ended December 31, 1999

                                                                     Schedule II

                                                    1999               1998               1997
                                               ---------------    ----------------   ----------------

Revenues:

    Management fees from affiliates         $         528,638  $          501,207 $          593,577
    Other income from affiliates                       43,148              47,048             73,515
    Interest income from affiliates                 1,099,013             236,058             53,492
    Interest income                                    37,402              25,283             37,620
                                               ---------------    ----------------   ----------------
                                                    1,708,201             809,596            758,204


Expenses:

    Management fee to affiliate                       600,000                   0            200,000
    Interest expense                                  387,966             787,432            194,543
    Interest expense to affiliates                     31,325              63,000             63,000
    Operating expenses                                 90,304             316,888             65,541
                                               ---------------    ----------------   ----------------
                                                    1,109,595           1,167,320            523,084
                                               ---------------    ----------------   ----------------

    Operating income (loss)                           598,606            (357,724)           235,120

    Income tax credit (expense)                      (192,247)            121,495           (414,230)
    Equity in gain (loss) of investees                 53,555             (21,525)           (23,716)
    Equity in gain (loss) of subsidiaries             615,995            (421,738)          (356,422)
                                               ---------------    ----------------   ----------------
          Net gain (loss)                   $       1,075,909  $         (679,492)$         (559,248)
                                               ===============    ================   ================

Basic loss per share from continuing
   operations and net gain (loss)           $            0.38  $            (0.39)$            (0.32)
                                               ===============    ================   ================

Diluted loss per share from continuing
operations and net gain (loss)              $            0.38  $            (0.39)$            (0.32)
                                               ===============    ================   ================

Basic weighted average shares outstanding           2,839,703           1,726,843          1,772,870
                                               ===============    ================   ================

Diluted weighted average shares outstanding         2,839,934           1,726,843          1,772,870
                                               ===============    ================   ================


                            UNITED TRUST GROUP, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      PARENT ONLY STATEMENTS OF CASH FLOWS
                       Three Years Ended December 31, 1999
                                                                     Schedule II

                                                                         1999                1998               1997
                                                                    ----------------    ---------------    ----------------

Increase  (decrease)  in cash and cash  equivalents
  Cash flows  from  operating activities:
   Net income (loss)                                              $       1,075,909   $       (679,492)  $        (559,248)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
    Equity in (gain) loss of subsidiaries                                  (615,995)           421,738             356,422
    Equity in (gain) loss of investees                                      (53,555)            21,525              23,716
    Change in accrued interest income                                        12,886              1,888             (19,283)
    Depreciation                                                              7,266              7,683              12,439
    Amortization of notes payable discount                                        0            586,462              48,427
    Change in deferred income taxes                                         185,406           (121,495)            414,230
    Change in indebtedness (to) from affiliates, net                        166,422              1,433              (1,255)
    Change in other assets and liabilities                                  (25,070)             4,147              (4,398)
                                                                    ----------------    ---------------    ----------------
Net cash provided by operating activities                                   753,269            243,889             271,050
                                                                    ----------------    ---------------    ----------------

Cash flows from investing activities:
    Purchase of stock of affiliates                                         (50,325)                 0            (865,877)
    Sale of stock of affiliates                                              71,195                  0                   0
    Issuance of notes receivable to affiliates                             (610,000)        (9,120,813)         (1,116,345)
    Payments received on notes receivable from affiliates                   400,000                  0                   0
    Payments received on mortgage loans                                      50,000                  0                   0
                                                                    ----------------    ---------------    ----------------
Net cash used in investing activities                                      (139,130)        (9,120,813)         (1,982,222)
                                                                    ----------------    ---------------    ----------------

Cash flows from financing activities:
    Purchase of treasury stock                                             (149,955)           (26,527)           (926,599)
    Proceeds from issuance of notes payable                                       0                  0           2,560,000
    Payments on notes payable                                              (433,974)        (1,927,952)                  0
    Cash received in merger                                                 607,508                  0                   0
    Cash received in liquidation of subsidiary                               27,936                  0                   0
    Payment for fractional shares from reverse stock split                        0                  0              (2,381)
    Proceeds from issuance of common stock                                        0         10,999,995                   0
                                                                    ----------------    ---------------    ----------------
Net cash provided by financing activities                                    51,515          9,045,516           1,631,020
                                                                    ----------------    ---------------    ----------------

Net increase (decrease) in cash and cash equivalents                        665,654            168,592             (80,152)
Cash and cash equivalents at beginning of year                              510,886            342,294             422,446
                                                                    ----------------    ---------------    ----------------
Cash and cash equivalents at end of year                          $       1,176,540   $        510,886   $         342,294
                                                                    ================    ===============    ================


                            UNITED TRUST GROUP, INC.
                                   REINSURANCE
          As of December 31, 1999 and the year ended December 31, 1999

                                                                     Schedule IV



--------------------------------------------------------------------------------------------------------------------

           Column A                Column B          Column C          Column D          Column E        Column F
           --------                --------          --------          --------          --------        --------


                                                                                                        Percentage
                                                     Ceded to          Assumed                           of amount
                                                      other           from other                        assumed to
                                  Gross amount      companies         companies         Net amount          net

--------------------------------------------------------------------------------------------------------------------




Life insurance
   in force                   $  3,143,747,000  $    831,024,000  $  1,007,431,000  $  3,320,154,000          30.3%
                                ===============   ===============   ===============   ===============



Premiums and policy fees:

   Life insurance             $     25,345,843  $      3,929,888  $         20,324  $     21,436,279           0.1%

   Accident and health
     insurance                         193,541            48,677                 0           144,864           0.0%
                                ---------------   ---------------   ---------------   ---------------

                              $     25,539,384  $      3,978,565  $         20,324  $     21,581,143           0.1%
                                ===============   ===============   ===============   ===============



                            UNITED TRUST GROUP, INC.
                                   REINSURANCE
          As of December 31, 1998 and the year ended December 31, 1998

                                                                     Schedule IV



------------------------------------------------------------------------------------------------------------------


           Column A                Column B          Column C          Column D          Column E       Column F
           --------                --------          --------          --------          --------       --------

                                                                                                        Percentage
                                                     Ceded to          Assumed                          of amount
                                                      other           from other                        assumed to
                                  Gross amount      companies         companies         Net amount         net

------------------------------------------------------------------------------------------------------------------





Life insurance
   in force                   $  3,424,677,000  $    924,404,000  $  1,036,005,000  $  3,536,278,000        29.3%
                                ===============   ===============   ===============   ===============



Premiums and policy fees:

   Life insurance             $     30,685,493  $      4,492,304  $         20,091  $     26,213,280         0.1%

   Accident and health
     insurance                         233,025            50,228                 0           182,797         0.0%
                                ---------------   ---------------   ---------------   ---------------

                              $     30,918,518  $      4,542,532  $         20,091  $     26,396,077         0.1%
                                ===============   ===============   ===============   ===============

                            UNITED TRUST GROUP, INC.
                                   REINSURANCE
          As of December 31, 1997 and the year ended December 31, 1997

                                                                     Schedule IV



------------------------------------------------------------------------------------------------------------------


          Column A                Column B           Column C          Column D          Column E        Column F
          --------                --------           --------          --------          --------        --------

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
                               ================   ===============   ===============   ================






*  All  assumed   business   represents  the  Company's   participation  in  the
   Servicemen's Group Life Insurance Program (SGLI).


                            UNITED TRUST GROUP, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                          For the years ended December
                             31, 1999, 1998 and 1997

                                                                      Schedule V

                                           Balance at        Additions
                                           Beginning          Charges                             Balances at
                  Description              Of Period         and Expenses       Deductions       End of Period
----------------------------------------------------------------------------------------------------------------



December 31, 1999

Allowance for doubtful accounts -
     mortgage loans                   $          70,000 $                0 $                0 $          70,000




December 31, 1998

Allowance for doubtful accounts -
     mortgage loans                   $          10,000 $           70,000 $           10,000 $          70,000




December 31, 1997

Allowance for doubtful accounts -
    mortgage loans                    $          10,000 $                0 $                0 $          10,000

                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            UNITED TRUST GROUP, INC.
                            ------------------------
                                  (Registrant)

     John S. Albin                                                March 27, 2000
---------------------------------------------
John S. Albin, Director

/s/  Randall L. Attkisson                                         March 27, 2000
---------------------------------------------
Randall L. Attkisson, Director

     William F. Cellini                                           March 27, 2000
---------------------------------------------
William F. Cellini, Director

/s/  Robert E. Cook                                               March 27, 2000
---------------------------------------------
Robert E. Cook, Director

/s/  Jesse T. Correll                                             March 27, 2000
---------------------------------------------
Jesse T. Correll, Director

/s/  Ward F. Correll                                              March 27, 2000
---------------------------------------------
Ward F. Correll, Director

/s/  Robert W. Teater                                             March 27, 2000
---------------------------------------------
Robert W. Teater, Director

/s/  Millard V. Oakley                                            March 27, 2000
---------------------------------------------
Millard V. Oakley, Director

     Larry E. Ryherd                                              March 27, 2000
---------------------------------------------
Larry E. Ryherd, Chairman of the Board,
  Chief Executive Officer and Director

/s/  James E. Melville                                            March 27, 2000
---------------------------------------------
James E. Melville, President, Chief
  Operating Officer and Director

/s/  George E. Francis                                            March 27, 2000
---------------------------------------------
George E. Francis, Executive Vice
    President, Secretary, Chief
    Administrative Officer and Director

/s/  Theodore C. Miller                                           March 27, 2000
---------------------------------------------
Theodore C. Miller, Chief Financial
  Officer