Form 10-Q
period 2000-03-31
UNITED TRUST INC /IL/
filed 2000-05-12
CIK 832480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the registrant's common stock as of April 30, 2000, was 3,970,266.

                    UNITED TRUST GROUP, INC. AND SUBSIDIARIES
                                 (The "Company")



                                TABLE OF CONTENTS


PART 1.   FINANCIAL INFORMATION................................................3

   ITEM 1.  FINANCIAL STATEMENTS...............................................3

     Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999....3

     Consolidated Statements of Operations for the three months ended
     March 31, 2000 and 1999...................................................4

     Consolidated Statement of Shareholders' Equity for the Period ended
     March 31, 2000............................................................5

     Consolidated Statements of Cash Flows for the three months ended
     March 31, 2000 and 1999...................................................6

     Notes to Consolidated Financial Statements................................7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS..................................................15

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........19


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

   ITEM 2.  CHANGE IN SECURITIES..............................................20

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................20

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............20

   ITEM 5.  OTHER INFORMATION.................................................20

   ITEM 6.  EXHIBITS..........................................................20


SIGNATURES....................................................................21

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

------------------------------------------------------------------------------------------------------------

                                                                            March 31,        December 31,
    ASSETS                                                                    2000               1999
                                                                         ----------------   ----------------
Investments:
Fixed maturities at amortized cost
    (market $134,928,802  and $142,675,019)                           $      137,699,512 $      144,751,111
Investments held for sale:
Fixed maturities, at market
    (cost $50,288,127 and $31,415,026)                                        48,823,892         30,191,357
Equity securities, at market
    (cost $2,886,315  and $2,886,315)                                          3,159,628          2,165,556
Mortgage loans on real estate at amortized cost                               13,751,254         15,483,772
Investment real estate, at cost,
   net of accumulated depreciation                                            15,548,106         15,552,165
Real estate acquired in satisfaction of debt                                           0          1,550,000
Policy loans                                                                  13,852,684         14,151,113
Other long-term investments                                                    1,040,066            906,278
Short-term investments                                                         2,137,767          2,230,267
                                                                         ----------------   ----------------
                                                                             236,012,909        226,981,619

Cash and cash equivalents                                                     14,800,236         21,027,804
Accrued investment income                                                      3,463,370          3,459,761
Reinsurance receivables:
Future policy benefits                                                        35,825,603         36,117,010
Policy claims and other benefits                                               3,943,154          3,806,382
Cost of insurance acquired                                                    36,448,741         36,832,068
Deferred policy acquisition costs                                              4,786,026          5,127,536
Costs in excess of net assets purchased,
net of accumulated amortization                                                1,398,645          1,442,339
Property and equipment,
   net of accumulated depreciation                                             2,978,470          3,034,702
Income taxes receivable, current                                                 411,058            434,427
Other assets                                                                     807,756            896,880
                                                                         ----------------   ----------------
Total assets                                                          $      340,875,968 $      339,160,528
                                                                         ================   ================

         LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits                                                $      244,604,873 $      244,934,013
Policy claims and benefits payable                                             2,516,467          2,773,309
Other policyholder funds                                                       1,599,643          1,627,341
Dividend and endowment accumulations                                          14,176,381         14,431,574
Income taxes payable:
Deferred                                                                      11,736,057         11,913,154
Notes payable                                                                  5,917,969          5,917,969
Other liabilities                                                              7,291,476          5,169,128
                                                                         ----------------   ----------------
Total liabilities                                                            287,842,866        286,766,488
                                                                         ----------------   ----------------
Minority interests in consolidated subsidiaries                                9,107,095          9,017,368
                                                                         ----------------   ----------------

Shareholders' equity:
Common stock - no par value,  stated value $.02 per share
Authorized  7,000,000 shares - 3,970,266 shares issued after
deducting treasury shares of 47,507                                               79,405             79,405
Additional paid-in capital                                                    45,175,076         45,175,076
Accumulated deficit                                                             (786,303)          (738,909)
Accumulated other comprehensive income                                          (542,171)        (1,138,900)
                                                                         ----------------   ----------------
Total shareholders' equity                                                    43,926,007         43,376,672
                                                                         ----------------   ----------------
Total liabilities and shareholders' equity                            $      340,875,968 $      339,160,528
                                                                         ================   ================


                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

--------------------------------------------------------------------------------------------------------------

                                                                             Three Months Ended
                                                                       March 31,            March 31,
                                                                          2000                 1999
                                                                    -----------------    -----------------
Revenues:

Premiums and policy fees                                         $         6,227,229  $         7,047,130
Reinsurance premiums and policy fees                                        (890,081)          (1,039,619)
Net investment income                                                      4,252,494            3,640,387
Realized investment gains and (losses), net                                  224,681               16,343
Other income                                                                 119,609              170,870
                                                                    -----------------    -----------------
                                                                           9,933,932            9,835,111

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life                                                                       6,458,948            6,157,767
Reinsurance benefits and claims                                             (906,102)            (745,245)
Annuity                                                                      296,949              345,578
Dividends to policyholders                                                   269,720              356,979
Commissions and amortization of deferred
policy acquisition costs                                                     714,432              870,360
Amortization of cost of insurance acquired                                   383,327              495,928
Operating expenses                                                         2,827,918            2,080,905
Interest expense                                                             132,963              197,877
                                                                    -----------------    -----------------
                                                                          10,178,155            9,760,149

Income (loss) before income taxes, minority interest
and equity in earnings of investees                                         (244,223)              74,962

Income tax credit                                                            155,603               60,003
Minority interest in (income) loss of
consolidated subsidiaries                                                     41,226              (21,029)
Equity in earnings of investees                                                    0               18,525

                                                                    -----------------    -----------------
Net income (loss)                                                $           (47,394) $           132,461
                                                                    =================    =================

Basic earnings (loss) per share from continuing
   operations and net income                                     $             (0.01) $              0.05
                                                                    =================    =================

Diluted earnings (loss) per share from continuing
operations and net income                                        $             (0.01) $              0.05
                                                                    =================    =================

Basic weighted average shares outstanding                                  3,970,266            2,490,438
                                                                    =================    =================

Diluted weighted average shares outstanding                                3,970,266            2,490,669
                                                                    =================    =================

                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                       For the Period ended March 31,2000

------------------------------------------------------------------------------------------------------------------------


Common stock
  Balance, beginning of year                                 $            79,405
  Issued during year                                                           0
  Purchase treasury shares                                                     0
                                                               ------------------
  Balance, end of period                                                  79,405
                                                               ------------------

Additional paid-in capital
  Balance, beginning of year                                          45,175,076
  Issued during year                                                           0
  Purchase treasury shares                                                     0
                                                               ------------------
  Balance, end of period                                              45,175,076
                                                               ------------------

Retained earnings (accumulated deficit)
  Balance, beginning of year                                            (738,909)
  Net income (loss)                                                      (47,394)      $           (47,394)
                                                               ------------------        ------------------
  Balance, end of period                                                (786,303)
                                                               ------------------

Accumulated other comprehensive income
  Balance, beginning of year                                          (1,138,900)
  Other comprehensive income
     Unrealized appreciation of securities                               596,729                   596,729
                                                               ------------------        ------------------
  Comprehensive income                                                                 $           549,335
                                                                                         ==================
  Balance, end of period                                                (542,171)
                                                               ------------------

Total shareholder's equity, end of period                    $        43,926,007
                                                               ==================


                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

-------------------------------------------------------------------------------------------------------

                                                                              Three Months Ended
                                                                           March 31,       March 31,
                                                                             2000             1999
                                                                         --------------   -------------
Increase  (decrease)  in cash and cash  equivalents
Cash flows  from  operating activities:
Net income                                                            $        (47,394)$       132,461
Adjustments to reconcile net income to net cash provided by
(used in) operating activities net of changes in assets and
liabilities resulting from the sales and purchases of subsidiaries:
Amortization/accretion of fixed maturities                                      62,209         131,525
Realized investment (gains) losses, net                                       (224,681)        (16,343)
Policy acquisition costs deferred                                             (117,000)       (165,000)
Amortization of deferred policy acquisition costs                              458,510         536,663
Amortization of cost of insurance acquired                                     383,327         495,928
Amortization of costs in excess of net
  assets purchased                                                              22,500          22,500
Depreciation                                                                   133,652         132,336
Minority interest                                                              (41,226)         21,029
Equity in earnings of investees                                                      0         (18,525)
Change in accrued investment income                                             (3,609)       (197,108)
Change in reinsurance receivables                                              154,635          47,631
Change in policy liabilities and accruals                                     (726,146)       (981,293)
Charges for mortality and administration of
  universal life and annuity products                                       (2,636,712)     (2,704,943)
Interest credited to account balances                                        1,573,793       1,717,828
Change in income taxes payable                                                (153,728)        (91,663)
Change in indebtedness (to) from affiliates, net                                     0         (22,350)
Change in other assets and liabilities, net                                  2,211,697         167,748
                                                                         --------------   -------------
Net cash provided by (used in) operating activities                          1,049,827        (791,576)

Cash  flows  from  investing  activities:
Proceeds  from  investments  sold and matured:
Fixed maturities held for sale                                                       0         630,000
Fixed maturities sold                                                                0               0
Fixed maturities matured                                                     7,023,517       7,444,589
Mortgage loans                                                               1,812,518       1,623,458
Real estate                                                                  1,897,742          75,616
Policy loans                                                                   848,313         849,532
Other long-term investments                                                     66,212               0
Short-term                                                                     160,000         241,800
                                                                         --------------   -------------
Total proceeds from investments sold and matured                            11,808,302      10,864,995
Cost of investments acquired:
Fixed maturities held for sale                                             (18,858,793)    (10,572,284)
Fixed maturities                                                                     0               0
Equity securities                                                                    0        (161,256)
Mortgage loans                                                                 (80,000)     (1,944,280)
Real estate                                                                   (208,116)       (308,615)
Policy loans                                                                  (549,884)       (796,109)
Other long-term investments                                                   (200,000)              0
Short-term                                                                     (67,500)     (1,500,192)
                                                                         --------------   -------------
Total cost of investments acquired                                         (19,964,293)    (15,282,736)
Purchase of property and equipment                                             (36,968)        (48,545)
                                                                         --------------   -------------
Net cash used in investing activities                                       (8,192,959)     (4,466,286)

Cash flows from financing activities:
Policyholder contract deposits                                               3,608,133       4,160,118
Policyholder contract withdrawals                                           (2,687,941)     (3,375,231)
Purchase of stock of affiliates                                                 (4,628)              0
                                                                         --------------   -------------
Net cash provided by financing activities                                      915,564         784,887
                                                                         --------------   -------------

Net decrease in cash and cash equivalents                                   (6,227,568)     (4,472,975)
Cash and cash equivalents at beginning of period                            21,027,804      26,378,463
                                                                         --------------   -------------
Cash and cash equivalents at end of period                            $     14,800,236 $    21,905,488
                                                                         ==============   =============

                            See accompanying notes.

1.       BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by United Trust Group, Inc. ("UTG") and its consolidated subsidiaries ("Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate to make the information presented not be misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto presented in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

The information furnished reflects, in the opinion of the Company, all adjustments (which include only normal and recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company's future financial condition.

At March 31, 2000, the parent, significant subsidiaries and affiliates of United Trust Group, Inc. were as depicted on the following organizational chart.

United Trust Group, Inc. ("UTG") is the ultimate controlling company. UTG owns 80% of First Commonwealth Corporation ("FCC"), 100% of Roosevelt Equity Corporation (REC) and 100% of North Plaza of Somerset, Inc ("North Plaza"). FCC owns 100% of Universal Guaranty Life Insurance Company ("UG"). UG owns 86% of Appalachian Life Insurance Company ("APPL") and APPL owns 100% of Abraham Lincoln Insurance Company ("ABE").

2.       INVESTMENTS

As of March 31, 2000, fixed maturities and fixed maturities held for sale represented 79% of total invested assets. As prescribed by the various state insurance department statutes and regulations, the insurance companies' investment portfolio is required to be invested in investment grade securities to provide ample protection for policyholders. The Company does not invest in so-called "junk bonds" or derivative investments. The liabilities of the insurance companies are predominantly long term in nature and therefore, the companies invest primarily in long term fixed maturity investments. The Company has analyzed its fixed maturity portfolio and reclassified those securities expected to be sold prior to maturity as investments held for sale. The investments held for sale are carried at market value. Management has the intent and ability to hold its fixed maturity portfolio to maturity and as such carries these securities at amortized cost. As of March 31, 2000, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.


3.       NOTES PAYABLE

At both March 31, 2000 and December 31, 1999, the Company had $5,917,969 long-term debt outstanding, respectively. The debt is comprised of the following components:

                                             03/31/00        12/31/99
                                           -------------   -------------
Senior debt                             $        25,000 $        25,000
Subordinated 10 yr. Notes                       840,000         840,000
Subordinated 20 yr. Notes                     1,817,169       1,817,169
Convertible notes                             2,560,000       2,560,000
Convertible debentures                          675,800         675,800
                                           -------------   -------------
                                        $     5,917,969 $     5,917,969
                                           =============   =============


A.  Senior debt

The senior debt is through National City Bank and is subject to a credit agreement. The debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by National City Bank from time to time as its "base lending rate." The base rate at March 31, 2000 was 9.00%. Interest is paid quarterly. The principal balance of $25,000 will be payable on or before the debt maturity date of May 8, 2005, and is being maintained to keep the Company's credit relationship with National City Bank in place.

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

B.  Subordinated debt

The subordinated debt was incurred June 16, 1992 as a part of the acquisition of the now dissolved Commonwealth Industries Corporation, (CIC). There is one remaining 10-year note which bears interest at the rate of 7 1/2% per annum, payable semi-annually, with a lump sum principal payment due June 16, 2002. The 20-year notes bear interest at the rate of 8 1/2% per annum payable semi-annually with a lump sum principal payment due June 16, 2012.


C.  Convertible notes

On July 31, 1997, UTG issued convertible notes for cash in the amount of $2,560,000 to seven individuals, all officers or employees of UTG. The notes bear interest at a rate of 1% over prime, with interest payments due quarterly and principal due upon maturity as of July 31, 2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years. On March 1, 1999, First Southern Bancorp, Inc., an affiliate of First Southern Funding, LLC, acquired all the outstanding UTI convertible notes from the original holders. Pursuant to an agreement, First Southern Bancorp, Inc. will convert the notes to common stock by July 31, 2000.


D.  Convertible debentures

The convertible debentures were assumed from a July 1999, merger of United Income Inc. ("UII") into UTG. In early 1994, UII received $902,300 from the sale of Debentures. The Debentures were issued pursuant to an indenture between UII and National City Bank as trustee. The Debentures are general unsecured obligations of UII, subordinate in right of payment to any existing or future senior debt of UII. The Debentures are exchangeable and transferable, and were convertible at any time prior to March 31, 1999 into UII's Common Stock at a conversion price of $25.00 per share, subject to adjustment in certain events. The conversion right has now expired without any conversions taking place. The Debentures bear interest from March 31, 1994, payable quarterly, at a variable rate equal to one percentage point above the prime rate published in the Wall Street Journal from time to time. On or after March 31, 1999, the Debentures will be redeemable at UII's option, in whole or in part, at redemption prices declining from 103% of their principal amount. No sinking fund will be established to redeem Debentures. The Debentures will mature on March 31, 2004. The Debentures are not listed on any national securities exchange. During 1999, the Company paid a total of $226,500 of the debenture debt through voluntary retirements at par value.


Scheduled principal reductions on the Company's debt for the next five years is as follows:

                         Year                     Amount

                         2000                  $         0
                         2001                            0
                         2002                      840,000
                         2003                            0
                         2004                    3,235,800

4.       CAPITAL STOCK TRANSACTIONS

A.  Stock option plan

UII had a stock option plan, which was assumed by UTG through a merger with UII, under which certain directors, officers and employees may be issued options to purchase up to 31,500 shares of common stock at $13.07 per share. Options become exercisable at 25% annually beginning one year after date of grant and expire generally in five years. At the September 21, 1999 board meeting, the Directors of UTG voted to discontinue this stock option plan, leaving options for 20,576 shares ungranted and therefore ultimately forfeited. At December 31, 1999, options for 451 shares were exercisable. At March 31, 2000 options for 430 shares previously granted expired, leaving 21 shares exercisable.

A summary of the status of UTG's stock option plan for the periods ended March 31, 2000 and December 31, 1999 and changes during the periods ending on those dates is presented below.


                                                    03/31/00                                 12/31/99
                                          ------------------------------          -------------------------------
                                                            EXERCISE                                 EXERCISE
                                             SHARES          PRICE                   SHARES           PRICE
                                          -------------  ---------------          -------------  ----------------

Outstanding at beginning of period                 451           $13.07                    451            $13.07
Granted                                              0             0.00                      0              0.00
Exercised                                            0             0.00                      0              0.00
Forfeited                                          430           $13.07                      0              0.00
                                          -------------  ---------------          -------------  ----------------
Outstanding at end of period                        21           $13.07                    451            $13.07
                                          =============  ===============          =============  ================


The following information applies to options outstanding at March 31, 2000:

Number Outstanding                                            21
Exercise Price                                            $13.07
Remaining contractual life                              1/2 year


On January 15, 1991 UII adopted an additional nonqualified stock option plan, assumed by UTG through the UII merger, under which certain employees and sales personnel may be granted options. The plan provides for the granting of up to 42,000 options at an exercise price of $.47 per share. The options generally expire five years from the date of grant. At the September 21, 1999 board meeting, the Directors of UTG voted to discontinue this stock option plan, leaving options for 30,149 shares ungranted and therefore ultimately forfeited. A total of 11,620 option shares have been exercised through March 31, 2000, all prior to July 1999 merger of UII into UTG. At March 31, 2000, options for the remaining 231 shares granted expired, ending this stock option plan.

A summary of the status of UTG's stock option plan for the periods ended March 31, 2000 and December 31, 1999 and changes during the periods ending on those dates is presented below.


                                                    03/31/00                                 12/31/99
                                          ------------------------------          -------------------------------
                                                            EXERCISE                                EXERCISE
                                             SHARES          PRICE                   SHARES          PRICE
                                          -------------  ---------------          -------------  ----------------

Outstanding at beginning of period                 231            $0.47                    231             $0.47
Granted                                              0             0.00                      0              0.00
Exercised                                            0             0.00                      0              0.00
Forfeited                                          231             0.47                      0              0.00
                                          -------------  ---------------          -------------  ----------------
Outstanding at end of period                         0            $0.00                    231             $0.47
                                          =============  ===============          =============  ================

B.     DEFERRED COMPENSATION PLAN

UTG and FCC established a deferred compensation plan during 1993 pursuant to which an officer or agent of FCC or affiliates of UTG, could defer a portion of their income over the next two and one-half years in return for a deferred compensation payment payable at the end of seven years in the amount equal to the total income deferred plus interest at a rate of approximately 8.5% per annum and a stock option to purchase shares of common stock of UTG. At the beginning of the deferral period an officer or agent received an immediately exercisable option to purchase 2,300 shares of UTG common stock at $17.50 per share for each $25,000 ($10,000 per year for two and one-half years) of total income deferred. The option expires on December 31, 2000. A total of 105,000 options were granted in 1993 under this plan. As Of March 31, 2000, no options were exercised. In the first quarter of 2000, the Company paid deferred compensation owed to four officers totalling $840,000. At March 31, 2000 and December 31, 1999, the Company held a liability of $443,399 and $1,283,399, respectively, relating to this plan. At March 31, 2000, UTG common stock had a market price of $8.125 per share.



                                                    03/31/00                                 12/31/99
                                          ------------------------------          -------------------------------
                                                            EXERCISE                                EXERCISE
                                             SHARES          PRICE                   SHARES          PRICE
                                          -------------  ---------------          -------------  ----------------

Outstanding at beginning of period             105,000           $17.50                105,000            $17.50
Granted                                              0             0.00                      0              0.00
Exercised                                            0             0.00                      0              0.00
Forfeited                                            0             0.00                      0              0.00
                                          -------------  ---------------          -------------  ----------------
Outstanding at end of period                   105,000           $17.50                105,000            $17.50
                                          =============  ===============          =============  ================


The following information applies to deferred compensation plan stock options outstanding at March 31, 2000:

      Number outstanding                                        105,000
      Exercise price                                             $17.50
      Remaining contractual life                               3/4 year


C.   CONVERTIBLE NOTES

On July 31, 1997, UTG issued convertible notes for cash in the amount of $2,560,000 to seven individuals, all officers or employees of UTG. The notes bear interest at a rate of 1% over prime, with interest payments due quarterly and principal due upon maturity of July 31, 2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years. As of March 31, 2000, the notes were convertible into 204,800 shares of UTG common stock with no conversion privileges having been exercised. At March 31, 2000, UTG common stock had a market price of $8.125 per share. On March 1, 1999, First Southern Bancorp, Inc., an affiliate of First Southern Funding, LLC, acquired all the outstanding UTG convertible notes from the original holders. Pursuant to an agreement, First Southern Bancorp, Inc. will convert the notes to common stock by July 31, 2000.

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

As of March 31, 2000, no options were exercised. At March 31, 2000, UTG common stock had a market value of $8.125 per share.


                                                    03/31/00                                 12/31/99
                                          ------------------------------          -------------------------------
                                                             EXERCISE                                EXERCISE
                                             SHARES           PRICE                  SHARES           PRICE
                                          -------------  ---------------          -------------  ----------------

Outstanding at beginning of period             166,104           $15.00              1,450,000            $15.00
Granted                                              0             0.00                      0              0.00
Exercised                                            0             0.00                      0              0.00
Forfeited                                       57,884            15.00              1,283,896             15.00
                                          -------------  ---------------          -------------  ----------------
Outstanding at end of period                   108,220           $15.00                166,104            $15.00
                                          =============  ===============          =============  ================


     The following information applies to options outstanding at March 31, 2000:

     Number outstanding                                           108,220
     Exercise price                                               $ 15.00
     Remaining contractual life                               1 1/4 years


5.       EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations as presented on the income statement.



                                                                       For the period ended March 31, 2000
                                                             --------------- ------ ------------------ ---- -----------------
                                                                 Income                  Shares                Per-Share
                                                              (Numerator)             (Denominator)              Amount
                                                             ---------------        ------------------      -----------------
Basic EPS
Income available to common shareholders                   $        (47,394)                3,970,266     $           (0.01)
                                                                                                            =================

Effect of Dilutive Securities                                            0                         0
                                                             ---------------        ------------------

Diluted EPS
Income   available  to  common   shareholders   and       $
assumed conversions                                                (47,394)                3,970,266     $           (0.01)
                                                             ===============        ==================      =================




                                                                       For the period ended March 31, 1999
                                                             --------------- ------ ------------------ ---- -----------------
                                                                 Income                  Shares                Per-Share
                                                              (Numerator)             (Denominator)              Amount
                                                             ---------------        ------------------      -----------------
Basic EPS
Income available to common shareholders                   $        132,461                 2,490,438     $            0.05
                                                                                                            =================


Effect of Dilutive Securities                                            0                       231
                                                             ---------------        ------------------

Diluted EPS
Income   available  to  common   shareholders   and       $
assumed conversions                                                132,461                 2,490,669     $            0.05
                                                             ===============        ==================      =================


UTG had stock options outstanding at March 31, 2000 and December 31, 1999 in the amount of 21 and 451 at an option price of $13.07, 108,220 and 166,104 at an option price of $15.00, 105,000 and 105,000 at an option price of $17.50, and 204,800 and 204,800 at an option price of $12.50, which are not included in the computation of dilutive earnings per share, since the exercise price was greater than the average market price of the common shares.


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


7.       OTHER CASH FLOW DISCLOSURE

On a cash basis, the Company paid $78,926 and $85,559 in interest expense during the first quarter of 2000 and 1999, respectively. The Company paid $0 and $29,308 in federal income tax during the first quarter of 2000 and 1999, respectively.

8.     CONCENTRATION OF CREDIT RISK

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


9.     ACCOUNTING AND LEGAL DEVELOPMENTS

The FASB has issued SFAS 133 entitled, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 137 was subsequently issued to defer the effective date of SFAS 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a specific type of exposure hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of SFAS 133 is not expected to have a material effect on our financial position or results of operations, since the Company has no derivative or hedging type investments.


10.    RESIGNATION OF BOARD CHAIRMAN

The Boards of Directors of United Trust Group, Inc. and each of its affiliates accepted the resignation of Larry E. Ryherd as Chairman of the Board of Directors and Chief Executive Officer effective March 27, 2000.

Mr. Jesse T. Correll was appointed as Chairman of the Board of Directors and Chief Executive Officer of each of the companies. Mr. Correll has assumed this role for no compensation.

Mr. Correll is Chairman of the Board of Directors and President of First Southern Funding, LLC and First Southern Bancorp, Inc., an affiliate of First Southern Funding, LLC. First Southern Bancorp, Inc. owns First Southern National Bank, which operates out of 14 locations in central Kentucky. Mr. Correll is United Trust Group, Inc.'s largest shareholder through his ownership control of First Southern Funding, LLC and its affiliates.

Mr. Ryherd has 28 months remaining on an employment contract with the Company at the end of March 2000. No settlement or resolution among the parties involved has been reached as to the remaining period of Mr. Ryherd's contract. As such, a charge of $933,333 was incurred in first quarter 2000 for the remainder of this contract.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report. The Company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of UTG and its subsidiaries at March 31, 2000.


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


Results of Operations
---------------------


(a)  Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased 11% when comparing 2000 to 1999. The Company currently writes little new traditional business, consequently, traditional premiums will decrease as the amount of traditional business in-force decreases. Collected premiums on universal life and interest sensitive products is not reflected in premiums and policy revenues because Generally Accepted Accounting Principles ("GAAP") requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless the Company acquires a block of in-force business or marketing changes its focus to traditional business, premium revenue will continue to decline.

Net investment income increased 17% when comparing 2000 to 1999. During first quarter of 2000, the Company received $552,000 in investment earnings from a joint venture real estate development project which is in its latter stages. The Company expects to receive a small amount of income from this property's final disposition. The earnings from this activity represent approximately 15% of the increase in investment income from the previous period.

The national prime rate is 1.25% higher in first quarter 2000 than it was in first quarter 1999. This results in higher earnings on short-term funds as well as on longer-term investments acquired. In 1999, the Company began investing more of its funds in mortgage loans. This is the result of its affiliation with First Southern Funding and its affiliates ("FSF"), which includes a bank. FSF has been able to provide the Company with additional expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market while maintaining high quality and low risk. The Company anticipates acquiring approximately $15 to $20 million dollars of additional mortgage loans during the current year through FSF.

The Company's investments are generally managed to match related insurance and policyholder liabilities. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, which currently is the Company's primary sales product. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads. It is expected that monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on the insurance policies the Company currently has in force and will write in the future. At the March 1999 Board of Directors meeting, the Board lowered crediting rates one-half percent on all products that could be lowered. This adjustment was in response to continued declines in interest rates in the marketplace. The change will result in interest crediting reductions of approximately $600,000 per year. Policy interest crediting rate changes become effective on an individual policy basis on the next policy anniversary. Therefore, it will take a full year from the time the change is determined for the full impact of such change to be realized.

(b)  Expenses

Benefits, claims and settlement expenses net of reinsurance benefits and claims, are comparable in 2000 to 1999. Death benefit claims were $223,000 less than the prior period. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management. Increases in reserves on interest sensitive business in force is lower than the previous year due to the reduction in interest crediting rates approved by the Board of Directors of the respective insurance subsidiaries in March of 1999. Reserves continue to increase on in-force policies as the age of the insureds increases.

Operating expenses increased 36% in 2000 compared to 1999. At the March 27, 2000 Board of Directors meeting, United Trust Group, Inc. and each of its affiliates accepted the resignation of Larry E. Ryherd as Chairman of the Board of Directors and Chief Executive Officer. Mr. Ryherd has 28 months remaining on an employment contract with the Company at the end of March 2000. No settlement or resolution among the parties involved has been reached as to the remaining period of Mr. Ryherd's contract. As such, a charge of $933,333 was incurred in first quarter 2000 for the remainder of this contract. Additionally, the Company accrued $125,000 in expenses in the first quarter 2000 related to severance costs from the termination of three employees. Exclusive of the above accruals, operating expenses declined 15% from the prior year primarily as the result of lower salary and related employee costs. In March of 1999, the Company determined it could no longer continue to support its fixed costs relating to new business in light of the declining new business trend and no indication it would reverse any time soon. It was determined these fixed costs should be reduced to be commensurate with the level of new sales production activity then being experienced. As such, in March 1999, seven employees of the Company (approximately 8% of the total staff), were terminated due to lack of business activity. In the fourth quarter of 1999, the Company transferred the policy administration functions of its insurance subsidiary APPL from Huntington WV to its Springfield, IL location. APPL policy administration was then converted to the same computer system used to administer the other insurance subsidiaries.

Interest expense decreased 33% in 2000 compared to 1999. The Company continues its plan to repay all of its outstanding debt. In 1999, the Company's notes payable decreased $3,611,169. Of the remaining debt, approximately 55% has a variable interest rate tied to the national prime rate. The national prime rate has been increasing over the past nine months, resulting in increased interest costs on these loans. During the second quarter of 2000, the Company anticipates repaying $1,500,000 to $2,000,000 of its debt.

(c)  Net income

The Company had a net loss of $(47,394) in 2000 compared to $132,461 in 1999. Expense accruals relating to the employment agreement of Mr. Ryherd and severance of terminated employees resulted in the decline in net income from the previous year, which was partially offset by increased investment earnings relating to the Company's joint venture real estate development project.

Financial Condition
-------------------

The financial condition of the Company has changed very little since December 31,1999. Total shareholder's equity increased approximately $549,000 as of March 31, 2000 compared to December 31, 1999.

Investments represent approximately 69% and 67% of total assets at March 31, 2000 and December 31, 1999, respectively. Accordingly, investments are the largest asset group of the Company. The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, and the Company's business and investment strategy, the Company generally seeks to invest in high quality low risk investments. The Company's investment committee is currently considering investing approximately $10 million in common stocks of financial institutions. Recent activities in the stock market have made these types of stocks more attractive. Current plans are for no more than $1 million in any one company and each company will be well established with a long operating history, listed on a stock exchange and be nationally recognized. The Company believes such an investment can still return a decent yield through dividend receipts and provide increased value through stock appreciation.

The liabilities are predominantly long-term in nature and therefore, the Company invests in long-term fixed maturity investments that are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or "junk bonds". As of March 31, 2000, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities it may sell and classified them as "investments held for sale". Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity. To provide additional flexibility and liquidity, the Company has categorized all fixed maturity investments acquired in 1999 and 2000 as available for sale. Securities originally classified as available for sale have since matured, thus reducing the amount of securities carried in this category. It was determined it would be in the Company's best financial interest to classify these new purchases as available for sale to provide additional liquidity.

Liquidity and Capital Resources
-------------------------------

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and the servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 4% and 6% as of March 31, 2000, and December 31, 1999, respectively. Fixed maturities as a percentage of total invested assets were 79% and 77% as of March 31, 2000 and December 31, 1999, respectively.

Future policy benefits are primarily long-term in nature and therefore, the Company's investments are predominantly in long-term fixed maturity investments such as bonds and mortgage loans which provide sufficient return to cover these obligations. The Company has the ability and intent to hold these investments to maturity; consequently, the Company's investment in long-term fixed maturities is reported in the financial statements at their amortized cost. To provide additional flexibility and liquidity, the Company has categorized all fixed maturity investments acquired in 1999 and 2000 as available for sale. The Company is currently reviewing its policy of classifying bonds as held to maturity. Such a reclassification to available for sale would provide increased flexibility in liquidity and investing activity.

Many of the Company's products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds. With respect to such products, surrender charges are generally sufficient to cover the Company's unamortized deferred policy acquisition costs with respect to the policy being surrendered.

Cash provided by (used in) operating activities was $1,049,827 and $(791,576) in 2000 and 1999, respectively. The net cash provided by (used in) operating activities plus net policyholder contract deposits after the payment of policyholder withdrawals equaled $1,970,019 in 2000 and $(6,689) in 1999. Management utilizes this measurement of cash flows as an indicator of the performance of the Company's insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities when reporting on cash flows.

Cash used in investing activities was $(8,192,959) and $(4,466,286), for 2000 and 1999, respectively. The most significant aspect of cash provided by (used in) investing activities are the fixed maturity transactions. Fixed maturities account for 94% and 69% of the total cost of investments acquired in 2000 and 1999, respectively. The Company has not directed its investable funds to so-called "junk bonds" or derivative investments.

Net cash provided by financing activities was $915,564 and $784,887 for 2000 and 1999, respectively. Policyholder contract deposits decreased 13% in 2000 compared to 1999. Policyholder contract withdrawals decreased 20% in 2000 compared to 1999. During first quarter of 1999, the Company had an unusually large annuity contract surrender of approximately $400,000.

At March 31, 2000, the Company had a total of $5,917,969 in long-term debt outstanding. The Company continues its plan to eliminate its outside debt. During 1999, total debt declined $3,611,169. During second quarter 2000, the Company anticipates repaying $1,500,000 to $2,000,000 of its debt. Pursuant to the terms of an agreement with FSF, $2,560,000 of debt will be converted to equity by July 31, 2000.

Since UTG is a holding company, funds required to meet its debt service requirements and other expenses are primarily provided by its subsidiaries. On a parent only basis, UTG's cash flow is dependent on its earnings received on notes receivable from FCC. At March 31, 2000, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. Cash requirements of UTG primarily relate to servicing its long-term debt. The Company's insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the insurance company is domiciled. UTG is the ultimate parent of UG through ownership of FCC. UG can not pay a dividend directly to UTG due to the ownership structure. Please refer to Note 1 of the Notes to the Consolidated Financial Statements. UG's dividend limitations are described below without effect of the ownership structure.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus. For the year ended December 31, 1999, UG had a statutory gain from operations of $3,535,018. At December 31, 1999, UG's statutory capital and surplus amounted to $15,022,234. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation. UG paid an ordinary dividend of $2,000,000 to FCC on May 2, 2000.

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

Accounting and Legal Developments
---------------------------------

The FASB has issued SFAS 133 entitled, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 137 was subsequently issued to defer the effective date of SFAS 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a specific type of exposure hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of SFAS 133 is not expected to have a material effect on our financial position or results of operations, since the Company has no derivative or hedging type investments.


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


                                                 March 31, 2000
                                             Expected maturity date
                      2000       2001       2002      2003       2004      Thereafter      Total      Fair value
Long term debt
  Fixed rate                0          0    840,000        0            0    1,817,169    2,657,169     2,430,043
  Avg. int. rate            0          0      7.50%        0            0        8.50%        8.18%
  Variable rate             0          0          0        0    3,235,800       25,000    3,260,800     3,260,800
  Avg. int. rate            0          0          0        0       10.00%        9.56%       10.00%

                           PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

NONE

ITEM 2.  CHANGE IN SECURITIES.

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE


ITEM 5.  OTHER INFORMATION.

NONE


ITEM 6.  EXHIBITS


The Company hereby incorporates by reference the exhibits as reflected in the Index to Exhibits of the Company's Form 10-K for the year ended December 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            UNITED TRUST GROUP, INC.
                            ------------------------
                                  (Registrant)










Date:   May 10, 2000                    By  /s/ James E. Melville
--------------------                    -------------------------
                                            James E. Melville
                                            President, Chief Operating Officer
                                               and Director








Date:   May 10, 2000                    By  /s/ Theodore C. Miller
--------------------                    --------------------------
                                            Theodore C. Miller
                                            Senior Vice President
                                               and Chief Financial Officer