Form 10-Q
period 2000-06-30
UNITED TRUST INC /IL/
filed 2000-08-09
CIK 832480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the registrant's common stock as of July 31, 2000, was 4,175,066.

                    UNITED TRUST GROUP, INC. AND SUBSIDIARIES
                                 (The "Company")



                                TABLE OF CONTENTS


Part 1.   Financial Information..............................................3

   ITEM 1.  FINANCIAL STATEMENTS.............................................3

     Consolidated Balance Sheets as of
      June 30, 2000 and December 31, 1999....................................3
     Consolidated Statements of Operations for the
      six and three months ended June 30, 2000 and 1999......................4
     Consolidated Statement of Changes in Shareholders' Equity for the
      Six Months ended June 30, 2000.........................................5
     Consolidated Statements of Cash Flows for the
      six months ended June 30, 2000 and 1999................................6
     Notes to Consolidated Financial Statements..............................7
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................15

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......19


PART II.   OTHER INFORMATION................................................20

   ITEM 1.  LEGAL PROCEEDINGS...............................................20

   ITEM 2.  CHANGE IN SECURITIES............................................20

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................20

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............20

   ITEM 5.  OTHER INFORMATION...............................................20

   ITEM 6.  EXHIBITS........................................................20


SIGNATURES..................................................................21

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

-----------------------------------------------------------------------------------------------------------
                                                                            June 30,         December 31,
    ASSETS                                                                    2000               1999
                                                                         ----------------   ---------------
Investments:
Fixed maturities at amortized cost
    (market $126,211,407 and $142,675,019)                            $      128,658,923 $     144,751,111
Investments held for sale:
Fixed maturities, at market
    (cost $50,327,514 and $31,415,026)                                        49,025,083        30,191,357
Equity securities, at market
    (cost $3,454,076 and $2,886,315)                                           3,089,777         2,165,556
Mortgage loans on real estate at amortized cost                               20,023,012        15,483,772
Investment real estate, at cost,
   net of accumulated depreciation                                            15,128,210        15,552,165
Real estate acquired in satisfaction of debt                                           0         1,550,000
Policy loans                                                                  14,205,575        14,151,113
Other long-term investments                                                      200,000           906,278
Short-term investments                                                         2,150,683         2,230,267
                                                                         ----------------   ---------------
                                                                             232,481,263       226,981,619

Cash and cash equivalents                                                     14,230,155        21,027,804
Accrued investment income                                                      3,566,383         3,459,761
Reinsurance receivables:
Future policy benefits                                                        35,533,140        36,117,010
Policy claims and other benefits                                               3,760,834         3,806,382
Cost of insurance acquired                                                    36,066,920        36,832,068
Deferred policy acquisition costs                                              4,554,516         5,127,536
Costs in excess of net assets purchased,
net of accumulated amortization                                                1,302,902         1,442,339
Property and equipment,
   net of accumulated depreciation                                             2,900,092         3,034,702
Income taxes receivable, current                                                 371,524           434,427
Other assets                                                                     804,612           896,880
                                                                         ----------------   ---------------
 Total assets                                                          $      335,572,341 $     339,160,528
                                                                         ================   ===============
          LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
Future policy benefits                                                $      243,109,962 $     244,934,013
Policy claims and benefits payable                                             2,671,229         2,773,309
Other policyholder funds                                                       1,527,516         1,627,341
Dividend and endowment accumulations                                          13,958,367        14,431,574
Income taxes payable:
Deferred                                                                      12,022,856        11,913,154
Notes payable                                                                  4,377,169         5,917,969
Other liabilities                                                              4,628,198         5,169,128
                                                                         ----------------   ---------------
Total liabilities                                                            282,295,297       286,766,488
                                                                         ----------------   ---------------
Minority interests in consolidated subsidiaries                                9,040,216         9,017,368
                                                                         ----------------   ---------------
Shareholders' equity:
Common stock - no par value,  stated value $.02 per share
 Authorized  7,000,000 shares - 3,970,266 shares issued after
  deducting treasury shares of 47,507                                             79,405            79,405
Additional paid-in capital                                                    45,175,076        45,175,076
Accumulated deficit                                                              (99,396)         (738,909)
Accumulated other comprehensive income                                          (918,257)       (1,138,900)
                                                                         ----------------   ---------------
Total shareholders' equity                                                    44,236,828        43,376,672
                                                                         ----------------   ---------------
Total liabilities and shareholders' equity                            $      335,572,341 $     339,160,528
                                                                         ================   ===============

                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                             Three Months Ended                       Six Months Ended
                                                        June 30,            June 30,            June 30,            June 30,
                                                          2000                1999                2000                1999
                                                     ----------------   -----------------   -----------------   -----------------
Revenues:

Premiums and policy fees                          $        5,972,401 $         6,655,438 $        12,199,630 $        13,702,568
Reinsurance premiums and policy fees                        (770,816)           (950,168)         (1,660,897)         (1,989,787)
Net investment income                                      4,009,489           3,603,212           8,261,983           7,243,599
Realized investment gains and (losses), net                   15,358            (355,998)            240,039            (339,655)
Other income                                                 121,941             183,998             241,550             354,868
                                                     ----------------   -----------------   -----------------   -----------------
                                                           9,348,373           9,136,482          19,282,305          18,971,593

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life                                                       5,620,313           5,647,567          12,079,261          11,805,334
Reinsurance benefits and claims                             (678,378)           (737,789)         (1,584,480)         (1,483,034)
Annuity                                                      310,977             355,583             607,926             701,161
Dividends to policyholders                                   250,029             303,685             519,749             660,664
Commissions and amortization of deferred
policy acquisition costs                                     422,250             636,137           1,136,682           1,506,497
Amortization of cost of insurance acquired                   381,821             495,270             765,148             991,198
Operating expenses                                         1,732,641           1,882,088           4,560,559           3,962,993
Interest expense                                             142,663             161,455             275,626             359,332
                                                     ----------------   -----------------   -----------------   -----------------

                                                           8,182,316           8,743,996          18,360,471          18,504,145

Income before income taxes, minority interest
and equity in earnings of investees                        1,166,057             392,486             921,834             467,448

Income tax (expense) credit                                 (331,526)           (293,258)           (175,923)           (233,255)
Minority interest in income of
consolidated subsidiaries                                   (147,624)            (10,777)           (106,398)            (31,806)
Equity in earnings of investees                                    0              35,030                   0              53,555

                                                     ----------------   -----------------   -----------------   -----------------
Net income                                        $          686,907 $           123,481 $           639,513 $           255,942
                                                     ================   =================   =================   =================

Basic earnings per share from continuing
   operations and net income                      $             0.17 $              0.05 $              0.16 $              0.10
                                                     ================   =================   =================   =================

Diluted earnings per share from continuing
operations and net income                         $             0.17 $              0.05 $              0.16 $              0.10
                                                     ================   =================   =================   =================

Basic weighted average shares outstanding                  3,970,266           2,490,438           3,970,266           2,490,438
                                                     ================   =================   =================   =================

Diluted weighted average shares outstanding                3,970,266           2,490,669           3,970,266           2,490,669
                                                     ================   =================   =================   =================

                            See accompanying notes.
                                       4

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                       For the Six Months ended June 30, 2000
--------------------------------------------------------------------------------



Common stock
  Balance, beginning of year                                 $            79,405
  Issued during year                                                           0
  Purchase treasury shares                                                     0
                                                               ------------------
   Balance, end of period                                                  79,405
                                                               ------------------

Additional paid-in capital
  Balance, beginning of year                                          45,175,076
  Issued during year                                                           0
  Purchase treasury shares                                                     0
                                                               ------------------
   Balance, end of period                                              45,175,076
                                                               ------------------

Retained earnings (accumulated deficit)
  Balance, beginning of year                                            (738,909)
  Net income (loss)                                                      639,513       $           639,513
                                                               ------------------        ------------------
   Balance, end of period                                                 (99,396)
                                                               ------------------

Accumulated other comprehensive income
  Balance, beginning of year                                          (1,138,900)
  Other comprehensive income
     Unrealized appreciation of securities                               220,643                   220,643
                                                               ------------------        ------------------
    Comprehensive income                                                                 $         860,156
                                                                                         ==================
  Balance, end of period                                                (918,257)
                                                               ------------------

Total shareholders' equity, end of period                    $        44,236,828
                                                               ==================

                            See accompanying notes.
                                       5

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

                                                                             Six Months Ended
                                                                         June 30,        June 30,
                                                                           2000            1999
                                                                       -------------   --------------
Increase  (decrease)  in cash and cash  equivalents
 Cash flows  from  operating activities:
Net income                                                          $       639,513 $        255,942
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Amortization/accretion of fixed maturities                                   98,534          283,021
Realized investment (gains) losses, net                                    (240,039)         339,655
Policy acquisition costs deferred                                          (214,000)        (385,000)
Amortization of deferred policy acquisition costs                           787,020          958,326
Amortization of cost of insurance acquired                                  765,148          991,198
Amortization of costs in excess of net
  assets purchased                                                           45,000           45,000
Depreciation                                                                259,043          261,941
Minority interest                                                           106,398           31,806
Equity in earnings of investees                                                   0          (53,555)
Change in accrued investment income                                        (106,622)        (245,696)
Change in reinsurance receivables                                           629,418          204,056
Change in policy liabilities and accruals                                (1,499,979)      (1,696,571)
Charges for mortality and administration of
  universal life and annuity products                                    (5,183,335)      (5,399,734)
Interest credited to account balances                                     3,129,102        3,284,367
Change in income taxes payable                                              172,605           87,188
Change in indebtedness (to) from affiliates, net                                  0           (1,288)
Change in other assets and liabilities, net                                (448,212)        (499,108)
                                                                       -------------   --------------
Net cash used in operating activities                                    (1,060,406)      (1,538,452)

Cash  flows  from  investing  activities:  Proceeds  from  investments  sold and matured:
Fixed maturities held for sale                                                    0          630,000
Fixed maturities sold                                                             0                0
Fixed maturities matured                                                 15,990,081       19,420,359
Mortgage loans                                                            2,813,047        3,026,853
Real estate                                                               2,478,790        2,092,874
Policy loans                                                              1,445,277        1,636,161
Other long-term investments                                                 840,066                0
Short-term                                                                  235,000          383,780
                                                                       -------------   --------------
Total proceeds from investments sold and matured                         23,802,261       27,190,027
Cost of investments acquired:
Fixed maturities held for sale                                          (18,858,793)     (27,497,142)
Fixed maturities                                                                  0       (1,643,873)
Equity securities                                                          (567,761)        (161,256)
Mortgage loans                                                           (7,352,287)      (2,733,106)
Real estate                                                                (388,717)        (356,563)
Policy loans                                                             (1,499,739)      (1,610,128)
Other long-term investments                                                (133,788)               0
Short-term                                                                 (155,416)      (1,502,210)
                                                                       -------------   --------------
Total cost of investments acquired                                      (28,956,501)     (35,504,278)
Purchase of property and equipment                                          (51,086)        (113,764)
                                                                       -------------   --------------
Net cash used in investing activities                                    (5,205,326)      (8,428,015)

Cash flows from financing activities:
Policyholder contract deposits                                            6,627,480        7,412,179
Policyholder contract withdrawals                                        (5,572,431)      (5,842,154)
Purchase of stock of affiliates                                             (46,166)               0
Payments of principal on notes payable                                   (1,540,800)      (2,715,395)
                                                                       -------------   --------------
Net cash used in financing activities                                      (531,917)      (1,145,370)
                                                                       -------------   --------------

Net decrease in cash and cash equivalents                                (6,797,649)     (11,111,837)
Cash and cash equivalents at beginning of period                         21,027,804       26,378,463
                                                                       -------------   --------------
Cash and cash equivalents at end of period                          $    14,230,155 $     15,266,626
                                                                       =============   ==============

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

At June 30, 2000, the parent, significant subsidiaries and affiliates of United Trust Group, Inc. were as depicted on the following organizational chart.

                              Organizational Chart

United Trust Group, Inc. ("UTG") is the ultimate controlling company. UTG owns 81% of First Commonwealth Corporation ("FCC"), 100% of Roosevelt Equity Corporation ("REC") and 100% of North Plaza of Somerset, Inc. ("NORTH PLAZA"). FCC owns 100% of Universal Guaranty Life Insurance Company ("UG"). UG owns 87% of Appalachian Life Insurance Company ("APPL") and APPL owns 100% of Abraham Lincoln Insurance Company ("ABE").

2.       INVESTMENTS

As of June 30, 2000, fixed maturities and fixed maturities held for sale represented 76% of total invested assets. As prescribed by the various state insurance department statutes and regulations, the insurance companies' investment portfolio is required to be invested in investment grade securities to provide ample protection for policyholders. The Company does not invest in so-called "junk bonds" or derivative investments. The liabilities of the insurance companies are predominantly long term in nature and therefore, the companies invest primarily in long term fixed maturity investments. The Company has analyzed its fixed maturity portfolio and reclassified certain securities which may be sold prior to maturity as investments held for sale. The investments held for sale are carried at market value. Management has the intent and ability to hold its fixed maturity portfolio to maturity and as such carries these securities at amortized cost. As of June 30, 2000, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.


3.       Notes Payable

At June 30, 2000 and December 31, 1999, the Company had $4,377,169 and $5,917,969 long-term debt outstanding, respectively. The debt is comprised of the following components:

                                             06/30/00        12/31/99
                                           -------------   -------------
Senior debt                             $             0 $        25,000
Subordinated 10 yr. Notes                             0         840,000
Subordinated 20 yr. Notes                     1,817,169       1,817,169
Convertible notes                             2,560,000       2,560,000
Convertible debentures                                0         675,800
                                           -------------   -------------
                                        $     4,377,169 $     5,917,969
                                           =============   =============


A.       Subordinated debt

The subordinated debt was incurred June 16, 1992 as a part of the acquisition of the now dissolved Commonwealth Industries Corporation, (CIC). The 20-year notes bear interest at the rate of 8 1/2% per annum payable semi-annually with a lump sum principal payment due June 16, 2012.


B.   Convertible notes

On July 31, 1997, UTG issued convertible notes for cash in the amount of $2,560,000 to seven individuals, all officers or employees of UTG. The notes bear interest at a rate of 1% over prime, with interest payments due quarterly and principal due upon maturity as of July 31, 2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years. On March 1, 1999, First Southern Bancorp, Inc., an affiliate of First Southern Funding, LLC, acquired all the outstanding convertible notes from the original holders. Pursuant to an agreement, First Southern Bancorp, Inc. converted the notes to common stock on July 31, 2000.

Scheduled principal reductions on the Company's debt for the next five years is as follows:

                         Year                     Amount

                         2000                  $         0
                         2001                            0
                         2002                            0
                         2003                            0
                         2004                    2,560,000



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

A summary of the status of UTG's stock option plan for the periods ended June 30, 2000 and December 31, 1999 and changes during the periods ending on those dates is presented below.

                                               06/30/00                          12/31/99
                                     ------------------------------   -------------------------------
                                                        EXERCISE                            EXERCISE
                                        SHARES           PRICE                SHARES          PRICE
                                     -------------  ---------------   -------------  ----------------

Outstanding at beginning of period            451           $13.07             451            $13.07
Granted                                         0             0.00               0              0.00
Exercised                                       0             0.00               0              0.00
Forfeited                                     430           $13.07               0              0.00
                                     -------------  ---------------   -------------  ----------------
Outstanding at end of period                   21           $13.07             451            $13.07
                                     =============  ===============   =============  ================


The following information applies to options outstanding at June 30, 2000:

Number Outstanding                                            21
Exercise Price                                            $13.07
Remaining contractual life                              1/4 year


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

A summary of the status of UTG's stock option plan for the periods ended June 30, 2000 and December 31, 1999 and changes during the periods ending on those dates is presented below.

                                                    06/30/00                                 12/31/99
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
                                          =============  ===============          =============  ================


B.     DEFERRED COMPENSATION PLAN

UTG and FCC established a deferred compensation plan during 1993 pursuant to which an officer or agent of FCC or affiliates of UTG, could defer a portion of their income over the next two and one-half years in return for a deferred compensation payment payable at the end of seven years in the amount equal to the total income deferred plus interest at a rate of approximately 8.5% per annum and a stock option to purchase shares of common stock of UTG. At the beginning of the deferral period an officer or agent received an immediately exercisable option to purchase 2,300 shares of UTG common stock at $17.50 per share for each $25,000 ($10,000 per year for two and one-half years) of total income deferred. The option expires on December 31, 2000. A total of 105,000 options were granted in 1993 under this plan. As Of June 30, 2000, no options were exercised. During 2000, the Company paid deferred compensation owed totaling $1,166,400. At June 30, 2000 and December 31, 1999, the Company held a liability of $116,999 and $1,283,399, respectively, relating to this plan. At June 30, 2000, UTG common stock had a market price of $6.375 per share.


                                                    06/30/00                                 12/31/99
                                          ------------------------------          -------------------------------
                                                             EXERCISE                                EXERCISE
                                             SHARES           PRICE                   SHARES          PRICE
                                          -------------  ---------------          -------------  ----------------

Outstanding at beginning of period             105,000           $17.50                105,000            $17.50
Granted                                              0             0.00                      0              0.00
Exercised                                            0             0.00                      0              0.00
Forfeited                                            0             0.00                      0              0.00
                                          -------------  ---------------          -------------  ----------------
Outstanding at end of period                   105,000           $17.50                105,000            $17.50
                                          =============  ===============          =============  ================


The following information applies to deferred compensation plan stock options outstanding at June 30, 2000:

      Number outstanding                     105,000
      Exercise price                          $17.50
      Remaining contractual life            1/2 year


C.   CONVERTIBLE NOTES

On July 31, 1997, UTG issued convertible notes for cash in the amount of $2,560,000 to seven individuals, all officers or employees of UTG. The notes bear interest at a rate of 1% over prime, with interest payments due quarterly and principal due upon maturity of July 31, 2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years. As of June 30, 2000, the notes were convertible into 204,800 shares of UTG common stock with no conversion privileges having been exercised. At June 30, 2000, UTG common stock had a market price of $6.375 per share. On March 1, 1999, First Southern Bancorp, Inc., an affiliate of First

Southern Funding, LLC, acquired all the outstanding UTG convertible notes from the original holders. Pursuant to an agreement, First Southern Bancorp, Inc. converted the notes to common stock on July 31, 2000.

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

As of June 30, 2000, no options were exercised. At June 30, 2000, UTG common stock had a market value of $6.375 per share.

                                                    06/30/00                                 12/31/99
                                          ------------------------------          -------------------------------
                                                            EXERCISE                                  EXERCISE
                                             SHARES          PRICE                   SHARES             PRICE
                                          -------------  ---------------          -------------  ----------------

Outstanding at beginning of period             166,104           $15.00              1,450,000            $15.00
Granted                                              0             0.00                      0              0.00
Exercised                                            0             0.00                      0              0.00
Forfeited                                      105,651            15.00              1,283,896             15.00
                                          -------------  ---------------          -------------  ----------------
Outstanding at end of period                    60,453           $15.00                166,104            $15.00
                                          =============  ===============          =============  ================


     The following information applies to options outstanding at June 30, 2000:

     Number outstanding                                             60,453
     Exercise price                                                $ 15.00
     Remaining contractual life                                     1 year

5.       EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations as presented on the income statement.


                                                                     For the Six Months ended June 30, 2000
                                                             --------------- ------ ------------------ ---- -----------------
                                                                 Income                  Shares                Per-Share
                                                              (Numerator)             (Denominator)              Amount
                                                             ---------------        ------------------      -----------------

Basic EPS
Income available to common shareholders                   $        639,513                 3,970,266     $            0.16
                                                                                                            =================

Effect of Dilutive Securities                                            0                         0
                                                             ---------------        ------------------

Diluted EPS
Income   available  to  common   shareholders   and       $
assumed conversions                                                639,513                 3,970,266     $            0.16
                                                             ===============        ==================      =================



                                                                   For the Three Months ended June 30, 2000
                                                             --------------- ------ ------------------ ---- -----------------
                                                                 Income                  Shares                Per-Share
                                                              (Numerator)             (Denominator)              Amount
                                                             ---------------        ------------------      -----------------

Basic EPS
Income available to common shareholders                   $        686,907                 3,970,266     $            0.17
                                                                                                            =================

Effect of Dilutive Securities                                            0                         0
                                                             ---------------        ------------------

Diluted EPS
Income   available  to  common   shareholders   and       $
assumed conversions                                                686,907                 3,970,266     $            0.17
                                                             ===============        ==================      =================



                                                                     For the Six Months ended June 30, 1999
                                                             --------------- ------ ------------------ ---- -----------------
                                                                 Income                  Shares                Per-Share
                                                              (Numerator)             (Denominator)              Amount
                                                             ---------------        ------------------      -----------------

Basic EPS
Income available to common shareholders                   $        255,942                 2,490,438     $            0.10
                                                                                                            =================


Effect of Dilutive Securities                                            0                       231
                                                             ---------------        ------------------

Diluted EPS
Income   available  to  common   shareholders   and       $
assumed conversions                                                255,942                 2,490,669     $            0.10
                                                             ===============        ==================      =================


                                                                   For the Three Months ended June 30, 1999
                                                             --------------- ------ ------------------ ---- -----------------
                                                                 Income                  Shares                Per-Share
                                                              (Numerator)             (Denominator)              Amount
                                                             ---------------        ------------------      -----------------

Basic EPS
Income available to common shareholders                   $        123,481                 2,490,438     $            0.05
                                                                                                            =================



Effect of Dilutive Securities                                            0                       231
                                                             ---------------        ------------------

Diluted EPS
Income   available  to  common   shareholders   and       $
assumed conversions                                                123,481                 2,490,669     $            0.05
                                                             ===============        ==================      =================


UTG had stock options outstanding at June 30, 2000 and December 31, 1999 in the amount of 21 and 451 at an option price of $13.07, 60,453 and 166,104 at an option price of $15.00, 105,000 and 105,000 at an option price of $17.50, and 204,800 and 204,800 at an option price of $12.50, which are not included in the computation of dilutive earnings per share, since the exercise price was greater than the average market price of the common shares.


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

The State of Florida began an investigation of industrial life insurance policies in the fall of 1999 regarding policies with race-based premiums. This investigation has quickly spread to other states and to other types of small face amount policies and was expanded to consider the fairness of premiums for all small policies including policies which did not have race-based premiums. The NAIC historically has defined a "small face amount policy" as one with a face amount of $15,000 or less. Under current reviews, some states have increased this amount to policies of $25,000 or less. These states are attempting to force insurers to refund "excess premiums" to insureds or beneficiaries of insureds based on the recent American General settlement. This issue has become very complex and may become a political "hot potato". The Company's insurance subsidiaries have no race-based premium products, but do have policies with face amounts under the above-scrutinized limitations. The outcome of this issue could be dramatic on the insurance industry as a whole as well as the Company itself. The Company will continue to monitor developments regarding this matter to determine to what extent, if any, the Company may be exposed.

Congress recently passed the Gramm-Leach-Bliley Financial Services Modernization Act, which requires financial institutions, including all insurers, to take certain steps to enhance privacy protections of nonpublic personal information for consumers. The new law is one of the most sweeping systems of privacy protection and regulation ever imposed in our nation's history. It requires financial companies to tell consumers how their financial information is protected, and what a company's financial information sharing practices are, both within a corporate family and with unrelated third parties. Companies must inform their customers of their privacy policies and practices at the start of their business relationship, and then at least once a year for the duration of the relationship. Companies also must disclose the types of information that are shared. The privacy protections under the act become effective November 13, 2000. Financial institutions will have until July 1, 2001, to establish and implement privacy policies. The Company has been monitoring developments regarding this new act and analyzing options and requirements to determine the best method to comply with these new requirements.

The Company and its subsidiaries are named as defendants in a number of legal actions arising primarily from claims made under insurance policies. Those actions have been considered in establishing the Company's liabilities. Management is of the opinion that the settlement of those actions will not have a material adverse effect on the Company's financial position or results of operations.


7.       Other Cash Flow Disclosure

On a cash basis, the Company paid $285,389 and $301,651 in interest expense during the first six months of 2000 and 1999, respectively. The Company paid $6,500 and $429,000 in federal income tax during the first six months of 2000 and 1999, respectively.


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


9.       ACCOUNTING AND LEGAL DEVELOPMENTS

The FASB has issued SFAS 133 entitled, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 137 was subsequently issued to defer the effective date of SFAS 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a specific type of exposure hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of SFAS 133 had no material effect on our financial position or results of operations, since the Company has no derivative or hedging type investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report. The Company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of UTG and its subsidiaries at June 30, 2000.


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


Results of Operations


(a)  Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased 10% when comparing the first six months of 2000 to 1999 and decreased 9% for the second quarter comparison. The Company currently writes little new traditional business, consequently, traditional premiums will decrease as the amount of traditional business in-force decreases. Collected premiums on universal life and interest sensitive products is not reflected in premiums and policy revenues because Generally Accepted Accounting Principles ("GAAP") requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless the Company acquires a block of in-force business or marketing changes its focus to traditional business, premium revenue will continue to decline.

Net investment income increased 14% when comparing the first six months of 2000 to 1999 and increased 11% for the second quarter comparison. During 2000, the Company received $552,000 in the first quarter and $80,000 in the second quarter in investment earnings from a joint venture real estate development project that is in its latter stages. The Company expects to receive a small amount of income from this property's final disposition. The earnings from this activity represent approximately 9% of the increase in investment income from the previous six-month period.

The national prime rate has risen during 2000 and is 1.75% higher at June 30, 2000 than it was at June 30, 1999. This results in higher earnings on short-term funds as well as on longer-term investments acquired. In 1999, the Company began investing more of its funds in mortgage loans. This is the result of its affiliation with First Southern Funding and its affiliates ("FSF"), which includes a bank, First Southern National Bank ("FSNB"). FSNB has been able to provide the Company with additional expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market while maintaining high quality and low risk. During 2000, the Company issued approximately $7,352,000 in new mortgage loans. All but $80,000 of these new loans were generated through FSNB and its personnel and funded by the Company through participation agreements with FSNB. FSNB services the loans covered by these participation agreements. The Company pays FSNB a .25% servicing fee on these loans and a one time fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan. The Company anticipates continuing to primarily invest in mortgage loans for the short period.

The Company's investments are generally managed to match related insurance and policyholder liabilities. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, which currently is the Company's primary sales product. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads. It is expected that monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on the insurance policies the Company currently has in force and will write in the future. At the March 1999 Board of Directors meeting, the Board lowered crediting rates one-half percent on all products that could be lowered. This adjustment was in response to continued declines in interest rates in the marketplace. The change will result in interest crediting reductions of approximately $600,000 per year. Policy interest crediting rate changes become effective on an individual policy basis on the next policy anniversary. Therefore, it takes a full year from the time the change is determined for the full impact of such change to be realized.

(b)  Expenses

Benefits, claims and settlement expenses net of reinsurance benefits and claims, are comparable in 2000 to 1999. Death benefit claims were $411,000 greater than the prior six month period. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management. The increase in death benefit claims was offset by lower reserve increases on interest sensitive business in force than the previous year due to the reduction in interest crediting rates approved by the Board of Directors of the respective insurance subsidiaries in March of 1999. Reserves continue to increase on in-force policies as the age of the insureds increases.

Operating expenses increased 15% in 2000 compared to 1999 for the first six month period and decreased 8% for the second quarter comparison. At the March 27, 2000 Board of Directors meeting, United Trust Group, Inc. and each of its affiliates accepted the resignation of Larry E. Ryherd as Chairman of the Board of Directors and Chief Executive Officer. Mr. Ryherd had 28 months remaining on an employment contract with the Company at the end of March 2000. No settlement or resolution among the parties involved has been reached as to the remaining period of Mr. Ryherd's contract. As such, a charge of $933,333 was incurred in first quarter 2000 for the remainder of this contract. Additionally, the Company accrued $125,000 in expenses in the first quarter 2000 related to severance costs from the termination of three employees. Exclusive of the above accruals, operating expenses declined 12% from the prior year six months primarily as the result of lower salary and related employee costs. In March of 1999, the Company determined it could no longer continue to support its fixed costs relating to new business in light of the declining new business trend and no indication it would reverse any time soon. It was determined these fixed costs should be reduced to be commensurate with the level of new sales production activity then being experienced. As such, in March 1999, seven employees of the Company (approximately 8% of the total staff) were terminated due to lack of business activity. In the fourth quarter of 1999, the Company transferred the policy administration functions of its insurance subsidiary APPL from Huntington, West Virginia to its Springfield, Illinois location. APPL policy administration was then converted to the same computer system used to administer the other insurance subsidiaries.

Interest expense decreased 23% in the first six months of 2000 compared to 1999 and decreased 12% for the second quarter results. The Company continues its plan to repay all of its outstanding debt. Of the remaining debt, approximately 58.5% has a variable interest rate tied to the national prime rate. The national prime rate has been increasing over the past year, resulting in increased interest costs on these loans. During the second quarter of 2000, the Company repaid $1,540,800 of its debt.

(c)  Net income

The Company had a net income of $639,513 for the first six months of 2000 compared to $255,942 in 1999 and net income of $686,907 for second quarter 2000 compared to $123,481 for second quarter 1999. Increased investment earnings primarily relating to the Company's joint venture real estate development project partially offset by expense accruals relating to the employment agreement of Mr. Ryherd and severance of terminated employees resulted in the improvement in net income from the previous year.


Financial Condition

The financial condition of the Company has changed very little since December 31,1999. Total shareholder's equity increased approximately $860,000 as of June 30, 2000 compared to December 31, 1999.

Investments represent approximately 69% and 67% of total assets at June 30, 2000 and December 31, 1999, respectively. Accordingly, investments are the largest asset group of the Company. The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, and the Company's business and investment strategy, the Company generally seeks to invest in high quality low risk investments. During the second quarter of 2000, the Company invested primarily in mortgage loans. These loans were generated through its indirect affiliation with First Southern National Bank ("FSNB"). FSNB has been able to provide the Company with additional expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market while maintaining high quality and low risk. During 2000, the Company issued approximately $7,352,000 in new mortgage loans. All but $80,000 of these new loans were generated through FSNB and its personnel and funded by the Company through participation agreements with FSNB. Most of these loans have balloon or maturity dates within three to seven years of issue. At June 30, 2000, mortgage loans represented approximately 8.6% of total invested assets.

The liabilities are predominantly long-term in nature and therefore, the Company invests in long-term fixed maturity investments that are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or "junk bonds". As of June 30, 2000, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities it may sell and classified them as "investments held for sale". Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity. To provide additional flexibility and liquidity, the Company has categorized all fixed maturity investments acquired in 1999 and 2000 as available for sale. Securities originally classified as available for sale have since matured, thus reducing the amount of securities carried in this category. It was determined it would be in the Company's best financial interest to classify these new purchases as available for sale to provide additional liquidity.


Liquidity and Capital Resources

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and the servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 4% and 6% as of June 30, 2000, and December 31, 1999, respectively. Fixed maturities as a percentage of total invested assets were 76% and 77% as of June 30, 2000 and December 31, 1999, respectively.

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

Cash used in operating activities was $(1,060,406) and $(1,538,452) in 2000 and 1999, respectively. The net cash used in operating activities plus net policyholder contract deposits after the payment of policyholder withdrawals equaled $(5,357) in 2000 and $31,573 in 1999. Management utilizes this measurement of cash flows as an indicator of the performance of the Company's insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities when reporting on cash flows.

Cash used in investing activities was $(5,205,326) and $(8,428,015), for 2000 and 1999, respectively. The most significant aspect of cash used in investing activities are the fixed maturity transactions. Fixed maturities account for 65% and 82% of the total cost of investments acquired in 2000 and 1999, respectively. The Company has not directed its investable funds to so-called "junk bonds" or derivative investments. During the second quarter of 2000, the Company invested primarily in mortgage loans. These loans were generated through its indirect affiliation with First Southern National Bank ("FSNB"). FSNB has been able to provide the Company with additional expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market while maintaining high quality and low risk. During 2000, the Company issued approximately $7,352,000 in new mortgage loans. All but $80,000 of these new loans were generated through FSNB and its personnel and funded by the Company through participation agreements with FSNB. Most of these loans have balloon or maturity dates within three to seven years of issue.

Net cash used in financing activities was $(531,917) and $(1,145,370) for 2000 and 1999, respectively. Policyholder contract deposits decreased 11% in 2000 compared to 1999. Policyholder contract withdrawals decreased 5% in 2000 compared to 1999.

At June 30, 2000, the Company had a total of $4,377,169 in long-term debt outstanding. The Company continues its plan to eliminate its outside debt. During second quarter 2000, the Company repaid $1,540,800 of its debt. Pursuant to the terms of an agreement with FSF, $2,560,000 of debt was converted to equity on July 31, 2000.

Since UTG is a holding company, funds required to meet its debt service requirements and other expenses are primarily provided by its subsidiaries. On a parent only basis, UTG's cash flow is dependent on its earnings received on notes receivable from FCC. At June 30, 2000, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. Cash requirements of UTG primarily relate to servicing its long-term debt. The Company's insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the insurance company is domiciled. UTG is the ultimate parent of UG through ownership of FCC. UG can not pay a dividend directly to UTG due to the ownership structure. Please refer to Note 1 of the Notes to the Consolidated Financial Statements. UG's dividend limitations are described below without effect of the ownership structure.

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

Accounting and Legal Developments

The FASB has issued SFAS 133 entitled, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 137 was subsequently issued to defer the effective date of SFAS 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a specific type of exposure hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of SFAS 133 had no material effect on our financial position or results of operations, since the Company has no derivative or hedging type investments.


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

                                                  June 30, 2000
                                             Expected maturity date

                      2000       2001       2002      2003       2004      Thereafter      Total      Fair value

Long term debt
  Fixed rate                0          0          0        0            0    1,817,169    1,817,169     1,588,565
  Avg. int. rate            0          0          0        0            0        8.50%        8.50%
  Variable rate             0          0          0        0    2,560,000            0    2,560,000     2,560,000
  Avg. int. rate            0          0          0        0       10.50%            0       10.50%


                           PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

NONE

ITEM 2.  CHANGE IN SECURITIES.

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of shareholders on June 5, 2000, and the only matter voted on at that meeting was the following:

The election of the following directors who will serve until their successors are elected and qualified, or their earlier death or resignation:

                                                                BROKER
         DIRECTOR                FOR           WITHHELD        NON-VOTES

John S. Albin                    2,928,285              805               0
Randall L. Attkisson             2,393,394          338,383         197,313
John W. Collins                  2,928,141              949               0
Robert E. Cook                   2,928,063            1,027               0
Jesse T. Correll                 2,379,250          338,317         211,523
Ward F. Correll                  2,392,889          338,888         197,313
James E. Melville                2,911,534            3,346          14,210
Luther C. Miller                 2,928,400              690               0
Millard V. Oakley                2,379,406          338,161         211,523
Robert V. O'Keefe                2,927,789            1,301               0
Robert W. Teater                 2,928,429              661               0


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



                            UNITED TRUST GROUP, INC.
                                  (Registrant)










Date:   August 9, 2000                  By  /s/ James E. Melville

                                            James E. Melville
                                            President, Chief Operating Officer
                                               and Director








Date:   August 9, 2000                   By  /s/ Theodore C. Miller

                                             Theodore C. Miller
                                             Senior Vice President
                                                and Chief Financial Officer