Form 10-Q
period 2000-09-30
UNITED TRUST INC /IL/
filed 2000-11-13
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 AND 15(d)

        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of October 31, 2000, were 4,175,066.

                                   UNITED TRUST GROUP, INC. AND SUBSIDIARIES
                                                (The "Company")

                                               TABLE OF CONTENTS

Part 1.   Financial Information.....................................................................3

   ITEM 1.  FINANCIAL STATEMENTS....................................................................3

    Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999......................3
    Consolidated Statements of Operations for the nine and three months ended September 30, 2000 and 1999........................................................................................4
    Consolidated Statement of Changes in Shareholders' Equity for the nine months ended September
    30, 2000........................................................................................5
    Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999.....6
    Notes to Consolidated Financial Statements......................................................7
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..14

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
---------------------------------------------------------------------------------------------

                                                               September 30,   December 31,
   ASSETS                                                          2000            1999
                                                               --------------  --------------

Investments:
Fixed maturities at amortized cost
    (market $121,623,013 and $142,675,019)                  $    122,791,215 $   144,751,111
Investments held for sale:
Fixed maturities, at market
    (cost $45,201,070 and $31,415,026)                            44,489,968      30,191,357
Equity securities, at market
    (cost $4,649,670 and $2,886,315)                               4,544,455       2,165,556
Mortgage loans on real estate at amortized cost                   28,585,796      15,483,772
Investment real estate, at cost,
   net of accumulated depreciation                                15,440,211      15,552,165
Real estate acquired in satisfaction of debt                               0       1,550,000
Policy loans                                                      14,011,048      14,151,113
Other long-term investments                                          200,000         906,278
Short-term investments                                             2,200,287       2,230,267
                                                               --------------  --------------
                                                                 232,262,980     226,981,619

Cash and cash equivalents                                         15,161,838      21,027,804
Accrued investment income                                          3,245,678       3,459,761
Reinsurance receivables:
Future policy benefits                                            35,256,993      36,117,010
Policy claims and other benefits                                   3,690,022       3,806,382
Cost of insurance acquired                                        35,652,683      36,832,068
Deferred policy acquisition costs                                  4,344,006       5,127,536
Costs in excess of net assets purchased,
net of accumulated amortization                                    1,201,164       1,442,339
Property and equipment,
   net of accumulated depreciation                                 2,833,951       3,034,702
Income taxes receivable, current                                     397,958         434,427
Other assets                                                         545,806         896,880
                                                               --------------  --------------
Total assets                                                $    334,593,079 $   339,160,528
                                                               ==============  ==============

      LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits                                      $    241,547,424 $   244,934,013
Policy claims and benefits payable                                 2,004,631       2,773,309
Other policyholder funds                                           1,473,318       1,627,341
Dividend and endowment accumulations                              13,726,272      14,431,574
Income taxes payable:
Deferred                                                          12,279,160      11,913,154
Notes payable                                                      1,817,169       5,917,969
Other liabilities                                                  5,019,858       5,169,128
                                                               --------------  --------------
Total liabilities                                                277,867,832     286,766,488
                                                               --------------  --------------
Minority interests in consolidated subsidiaries                    9,088,161       9,017,368
                                                               --------------  --------------

Shareholders' equity:
Common stock - no par value, stated value $.02 per share
Authorized 7,000,000 shares - 4,175,066 and 3,970,266 shares
issued after deducting treasury shares of 47,507 and 47,507           83,501          79,405
Additional paid-in capital                                        47,730,980      45,175,076
Retained earnings (accumulated deficit)                               63,773        (738,909)
Accumulated other comprehensive income                              (241,168)     (1,138,900)
                                                               --------------  --------------
Total shareholders' equity                                        47,637,086      43,376,672
                                                               --------------  --------------
Total liabilities and shareholders' equity                  $    334,593,079 $   339,160,528
                                                               ==============  ==============
                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
-------------------------------------------------------------------------------------------------------------

                                                Three Months Ended                Nine Months Ended
                                           September 30,    September 30,   September 30,   September 30,
                                               2000             1999            2000            1999
                                            --------------   -------------   -------------   --------------
Revenues:

Premiums and policy fees                 $     5,594,757 $     6,414,356 $    17,794,387 $     20,116,924
Reinsurance premiums and policy fees          (1,124,450)     (1,077,236)     (2,785,347)      (3,067,023)
Net investment income                          3,927,944       3,628,538      12,189,927       10,872,137
Realized investment gains and (losses), net      (20,096)        (44,635)        219,943         (384,290)
Other income                                      93,411          43,337         334,961          398,205
                                           --------------   -------------   -------------   --------------
                                               8,471,566       8,964,360      27,753,871       27,935,953

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life                                           5,489,010       5,610,839      17,568,271       17,416,173
Reinsurance benefits and claims                 (908,201)     (1,358,420)     (2,492,681)      (2,841,454)
Annuity                                          300,267         358,796         908,193        1,059,957
Dividends to policyholders                       247,697         253,155         767,446          913,819
Commissions and amortization of deferred
policy acquisition costs                         361,588         631,863       1,498,270        2,138,360
Amortization of cost of insurance acquired       414,237         439,006       1,179,385        1,430,204
Operating expenses                             2,095,530       1,678,571       6,656,089        5,641,564
Interest expense                                  63,110         152,146         338,736          511,478
                                           --------------   -------------   -------------   --------------
                                               8,063,238       7,765,956      26,423,709       26,270,101

Income before income taxes, minority interest
and equity in earnings of investees              408,328       1,198,404       1,330,162        1,665,852

Income tax (expense) credit                     (255,842)       (112,544)       (431,765)        (345,799)
Minority interest in income of
consolidated subsidiaries                         10,683        (202,589)        (95,715)        (234,395)
Equity in earnings of investees                        0               0               0           53,555

                                           --------------   -------------   -------------   --------------
Net income                               $       163,169 $       883,271 $       802,682 $      1,139,213
                                           ==============   =============   =============   ==============

Basic earnings per share from continuing
   operations and net income             $          0.04 $          0.29 $          0.20 $           0.42
                                           ==============   =============   =============   ==============

Diluted earnings per share from continuing
operations and net income                $          0.04 $          0.29 $          0.20 $           0.42
                                           ==============   =============   =============   ==============

Basic weighted average shares outstanding      4,106,057       3,070,691       4,016,027        2,685,982
                                           ==============   =============   =============   ==============

Diluted weighted average shares outstanding    4,106,057       3,070,922       4,016,027        2,686,213
                                           ==============   =============   =============   ==============
                            See accompanying notes.

                             UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

         Consolidated Statement of Changes in Shareholders' Equity
                  For the nine months ended September 30, 2000
--------------------------------------------------------------------------------------------------

Common stock
  Balance, beginning of year                      $         79,405
  Issued during year                                         4,096
  Purchase treasury shares                                       0
                                                    ---------------
  Balance, end of period                                    83,501
                                                    ---------------

Additional paid-in capital
  Balance, beginning of year                            45,175,076
  Issued during year                                     2,555,904
  Purchase treasury shares                                       0
                                                    ---------------
  Balance, end of period                                47,730,980
                                                    ---------------

Retained earnings (accumulated deficit)
  Balance, beginning of year                              (738,909)
  Net income (loss)                                        802,682     $        802,682
                                                    ---------------      ---------------
  Balance, end of period                                    63,773
                                                    ---------------

Accumulated other comprehensive income
  Balance, beginning of year                            (1,138,900)
  Other comprehensive income
     Unrealized appreciation of securities                 897,732              897,732
                                                    ---------------      ---------------
  Comprehensive income                                                 $      1,700,414
                                                                         ===============
   Balance, end of period                                 (241,168)
                                                    ---------------

Total shareholders' equity, end of period         $     47,637,086
                                                    ===============
                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------------

                                                                Nine Months Ended
                                                             September 30, September 30,
                                                                2000          1999
                                                             -----------   -----------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income                                                $     802,682 $   1,139,213
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Amortization/accretion of fixed maturities                      127,536       400,693
Realized investment (gains) losses, net                        (219,943)      384,290
Policy acquisition costs deferred                              (253,000)     (570,000)
Amortization of deferred policy acquisition costs             1,036,530     1,357,989
Amortization of cost of insurance acquired                    1,179,385     1,430,204
Amortization of costs in excess of net
  assets purchased                                               67,500        67,500
Depreciation                                                    380,486       383,716
Minority interest                                                95,715       234,395
Equity in earnings of investees                                       0       (53,555)
Change in accrued investment income                             214,083       263,897
Change in reinsurance receivables                               976,377      (172,957)
Change in policy liabilities and accruals                    (3,017,121)   (1,791,318)
Charges for mortality and administration of
  universal life and annuity products                        (7,714,335)   (8,077,001)
Interest credited to account balances                         4,648,099     4,825,505
Change in income taxes payable                                  402,475      (200,156)
Change in indebtedness (to) from affiliates, net                      0       (22,244)
Change in other assets and liabilities, net                     202,514      (392,841)
                                                             -----------   -----------
Net cash used in operating activities                        (1,071,017)     (792,670)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities held for sale                                5,357,593     1,430,000
Fixed maturities sold                                                 0             0
Fixed maturities matured                                     21,813,939    26,259,579
Mortgage loans                                                3,610,398     5,482,076
Real estate                                                   2,588,702     2,250,413
Policy loans                                                  2,251,846     2,482,926
Other long-term investments                                     906,278             0
Short-term                                                      413,230     1,236,251
                                                             -----------   -----------
Total proceeds from investments sold and matured             36,941,986    39,141,245
Cost of investments acquired:
Fixed maturities held for sale                              (19,072,012)  (27,623,353)
Fixed maturities                                                      0    (1,643,871)
Equity securities                                            (1,763,354)     (161,256)
Mortgage loans                                              (16,712,422)  (10,119,365)
Real estate                                                    (863,363)     (526,955)
Policy loans                                                 (2,111,781)   (2,427,574)
Other long-term investments                                    (200,000)            0
Short-term                                                     (383,250)   (1,502,210)
                                                             -----------   -----------
Total cost of investments acquired                          (41,106,182)  (44,004,584)
Purchase of property and equipment                              (77,094)     (171,775)
                                                              -----------   -----------
Net cash used in investing activities                        (4,241,290)   (5,035,114)

Cash flows from financing activities:
Policyholder contract deposits                                9,783,488    10,967,503
Policyholder contract withdrawals                            (8,714,723)   (8,672,924)
Purchase of treasury stock                                            0      (149,955)
Purchase of stock of subsidiaries                               (81,624)      (49,768)
Cash received in merger                                               0       607,508
Payments of principal on notes payable                       (1,540,800)   (2,715,395)
                                                             -----------   -----------
Net cash used in financing activities                          (553,659)      (13,031)
                                                             -----------   -----------

Net decrease in cash and cash equivalents                    (5,865,966)   (5,840,815)
Cash and cash equivalents at beginning of period             21,027,804    26,378,463
                                                             -----------   -----------
Cash and cash equivalents at end of period                $  15,161,838 $  20,537,648
                                                             ===========   ===========

                            See accompanying notes.

UNITED TRUST GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by United Trust Group, Inc. (“UTG”) and its consolidated subsidiaries (“Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate to make the information presented not be misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

The information furnished reflects, in the opinion of the Company, all adjustments (which include only normal and recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company’s future financial condition.

At September 30, 2000, the parent, significant subsidiaries and affiliates of United Trust Group, Inc. were as depicted on the following organizational chart.

United Trust Group, Inc.
(UTG)
100%
81%
100%
North Plaza of
Somerset, Inc.
(NORTH PLAZA)
First Commonwealth
Corporation
(FCC)
Roosevelt Equity
Corporation
(REC)
100%
Universal Guaranty
Life Insurance Company
(UG)
88%
Appalachian Life
Insurance Company
(APPL)
100%
Abraham Lincoln
Insurance Company
(ABE)

2. INVESTMENTS

As of September 30, 2000, fixed maturities and fixed maturities held for sale represented 72% of total invested assets. As prescribed by the various state insurance department statutes and regulations, the insurance companies’ investment portfolio is required to be invested in investment grade securities to provide ample protection for policyholders. The Company does not invest in so-called “junk bonds” or derivative investments. The liabilities of the insurance companies are predominantly long-term in nature and therefore, the companies invest primarily in long-term fixed maturity investments. The Company has analyzed its fixed maturity portfolio and reclassified certain securities which may be sold prior to maturity as investments held for sale. The investments held for sale are carried at market value. Management has the intent and ability to hold its fixed maturity portfolio to maturity and as such carries these securities at amortized cost. As of September 30, 2000, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders’ equity.

3. NOTES PAYABLE

At September 30, 2000 and December 31, 1999, the Company had $1,817,169 and $5,917,969 long-term debt outstanding, respectively. The debt is comprised of the following components:

                                    09/30/00     12/31/99
                                   -----------  -----------
Senior debt                      $          0 $     25,000
Subordinated 10 yr. Notes                   0      840,000
Subordinated 20 yr. Notes           1,817,169    1,817,169
Convertible notes                           0    2,560,000
Convertible debentures                      0      675,800
                                   -----------  -----------
                                 $  1,817,169 $  5,917,969
                                   ===========  ===========

The subordinated debt was incurred June 16, 1992 as a part of the acquisition of the now dissolved Commonwealth Industries Corporation, (CIC). The 20-year notes bear interest at the rate of 8 1/2% per annum payable semi-annually with a lump sum principal payment due June 16, 2012. There are no scheduled principal payments due on outstanding debt during the next five years.

4. CAPITAL STOCK TRANSACTIONS

A. STOCK OPTION PLAN

UII had a stock option plan, which was assumed by UTG through a merger with UII, under which certain directors, officers and employees may be issued options to purchase up to 31,500 shares of common stock at $13.07 per share. Options become exercisable at 25% annually beginning one year after date of grant and expire generally in five years. At the September 21, 1999 board meeting, the Directors of UTG voted to discontinue this stock option plan, leaving options for 20,576 shares ungranted and therefore ultimately forfeited. At December 31, 1999, options for 451 shares were exercisable. At September 30, 2000 all previously granted options have expired, ending this stock option plan.

A summary of the status of UTG’s stock option plan for the periods ended September 30, 2000 and December 31, 1999 and changes during the periods ending on those dates is presented below.

                                           09/30/00                         12/31/99
                                   -------------------------        -------------------------
                                                 EXERCISE                         EXERCISE
                                    SHARES        PRICE              SHARES        PRICE
                                   ----------  -------------        ----------  -------------

Outstanding at beginning of period       451         $13.07               451         $13.07
Granted                                    0           0.00                 0           0.00
Exercised                                  0           0.00                 0           0.00
Forfeited                                451         $13.07                 0           0.00
                                   ----------  -------------        ----------  -------------
Outstanding at end of period               0          $0.00               451         $13.07
                                   ==========  =============        ==========  =============

On January 15, 1991 UII adopted an additional nonqualified stock option plan, assumed by UTG through the UII merger, under which certain employees and sales personnel may be granted options. The plan provides for the granting of up to 42,000 options at an exercise price of $.47 per share. The options generally expire five years from the date of grant. At the September 21, 1999 board meeting, the Directors of UTG voted to discontinue this stock option plan, leaving options for 30,149 shares ungranted and therefore ultimately forfeited. A total of 11,620 option shares have been exercised through September 30, 2000, all prior to July 1999 merger of UII into UTG. At March 31, 2000, options for the remaining 231 shares granted expired, ending this stock option plan.

A summary of the status of UTG’s stock option plan for the periods ended September 30, 2000 and December 31, 1999 and changes during the periods ending on those dates is presented below.

                                           09/30/00                         12/31/99
                                   -------------------------        -------------------------
                                                 EXERCISE                         EXERCISE
                                    SHARES        PRICE              SHARES        PRICE
                                   ----------  -------------        ----------  -------------

Outstanding at beginning of period       231          $0.47               231          $0.47
Granted                                    0           0.00                 0           0.00
Exercised                                  0           0.00                 0           0.00
Forfeited                                231           0.47                 0           0.00
                                   ----------  -------------        ----------  -------------
Outstanding at end of period               0          $0.00               231          $0.47
                                   ==========  =============        ==========  =============

B. DEFERRED COMPENSATION PLAN

UTG and FCC established a deferred compensation plan during 1993 pursuant to which an officer or agent of FCC or affiliates of UTG, could defer a portion of their income over the next two and one-half years in return for a deferred compensation payment payable at the end of seven years in the amount equal to the total income deferred plus interest at a rate of approximately 8.5% per annum and a stock option to purchase shares of common stock of UTG. At the beginning of the deferral period an officer or agent received an immediately exercisable option to purchase 2,300 shares of UTG common stock at $17.50 per share for each $25,000 ($10,000 per year for two and one-half years) of total income deferred. The option expires on December 31, 2000. A total of 105,000 options were granted in 1993 under this plan. As Of September 30, 2000, no options were exercised. During 2000, the Company paid deferred compensation owed totaling $1,166,400. At September 30, 2000 and December 31, 1999, the Company held a liability of $116,999 and $1,283,399, respectively, relating to this plan. At September 30, 2000, UTG common stock had a market price of $6.25 per share.

                                           09/30/00                         12/31/99
                                   -------------------------        -------------------------
                                                 EXERCISE                         EXERCISE
                                    SHARES        PRICE              SHARES        PRICE
                                   ----------  -------------        ----------  -------------

Outstanding at beginning of period   105,000         $17.50           105,000         $17.50
Granted                                    0           0.00                 0           0.00
Exercised                                  0           0.00                 0           0.00
Forfeited                                  0           0.00                 0           0.00
                                   ----------  -------------        ----------  -------------
Outstanding at end of period         105,000         $17.50           105,000         $17.50
                                   ==========  =============        ==========  =============
The following information applies to deferred compensation plan stock options outstanding at September 30, 2000:
     Number outstanding                                              105,000
     Exercise price                                                   $17.50
     Remaining contractual life                                     1/4 year

C. CONVERTIBLE NOTES

On July 31, 1997, UTG issued convertible notes for cash in the amount of $2,560,000 to seven individuals, all officers or employees of UTG. The notes bear interest at a rate of 1% over prime, with interest payments due quarterly and principal due upon maturity of July 31, 2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years. On March 1, 1999, First Southern Bancorp, Inc., an affiliate of First Southern Funding, LLC, acquired all the outstanding UTG convertible notes from the original holders. Pursuant to an agreement, First Southern Bancorp, Inc. converted the notes to 204,800 shares of UTG common stock on July 31, 2000.

D. SHARES ACQUIRED BY FSF AND AFFILIATES WITH OPTIONS GRANTED

On November 20, 1998, First Southern Funding LLC, a Kentucky corporation, (“FSF”) and affiliates acquired 929,904 shares of common stock of UTG from UTG and certain UTG shareholders. As consideration for the shares, FSF paid UTG $10,999,995 and certain shareholders of UTG $999,990 in cash.

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

As of September 30, 2000, no options were exercised. At September 30, 2000, UTG common stock had a market value of $6.25 per share.

                                           09/30/00                         12/31/99
                                   -------------------------        -------------------------
                                                 EXERCISE                         EXERCISE
                                    SHARES        PRICE              SHARES        PRICE
                                   ----------  -------------        ----------  -------------

Outstanding at beginning of period   166,104         $15.00         1,450,000         $15.00
Granted                                    0           0.00                 0           0.00
Exercised                                  0           0.00                 0           0.00
Forfeited                            131,784          15.00         1,283,896          15.00
                                   ----------  -------------        ----------  -------------
Outstanding at end of period          34,320         $15.00           166,104         $15.00
                                   ==========  =============        ==========  =============

    The following information applies to options outstanding at September  30, 2000:

    Number outstanding                                                34,320
    Exercise price                                                   $ 15.00
    Remaining contractual life                                      3/4 year

5. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations as presented on the income statement.

                                                  For the nine months ended September 30, 2000
                                                  ------------- ---- --------------- --- -------------
                                                     Income              Shares           Per-Share
                                                  (Numerator)        (Denominator)          Amount
                                                  -------------      ---------------     -------------
Basic EPS
Income available to common shareholders        $      802,682            4,016,027    $          0.20
                                                                                         =============

Effect of Dilutive Securities                               0                    0
                                                  -------------      ---------------

Diluted EPS
Income  available  to common  shareholders     $
and assumed conversions                               802,682            4,016,027    $          0.20
                                                  =============      ===============     =============

                                                  For the three months ended September 30, 2000
                                                  ------------- ---- --------------- --- -------------
                                                     Income              Shares           Per-Share
                                                  (Numerator)        (Denominator)          Amount
                                                  -------------      ---------------     -------------
Basic EPS
Income available to common shareholders        $      163,169            4,106,057    $          0.04
                                                                                         =============

Effect of Dilutive Securities                               0                    0
                                                  -------------      ---------------

Diluted EPS
Income  available  to common  shareholders     $
and assumed conversions                               163,169            4,106,057    $          0.04
                                                  =============      ===============     =============

                                                  For the nine months ended September 30, 1999
                                                  ------------- ---- --------------- --- -------------
                                                     Income              Shares           Per-Share
                                                  (Numerator)        (Denominator)          Amount
                                                  -------------      ---------------     -------------
Basic EPS
Income available to common shareholders        $    1,139,213            2,685,982    $          0.42
                                                                                         =============

Effect of Dilutive Securities                               0                  231
                                                  -------------      ---------------

Diluted EPS
Income  available  to common  shareholders     $
and assumed conversions                             1,139,213            2,686,213    $          0.42
                                                  =============      ===============     =============

                                                  For the three months ended September 30, 1999
                                                  ------------- ---- --------------- --- -------------
                                                     Income              Shares           Per-Share
                                                  (Numerator)        (Denominator)          Amount
                                                  -------------      ---------------     -------------
Basic EPS
Income available to common shareholders        $      883,271            3,070,691    $          0.29
                                                                                         =============

Effect of Dilutive Securities                               0                  231
                                                  -------------      ---------------

Diluted EPS
Income  available  to common  shareholders     $
and assumed conversions                               883,271            3,070,922    $          0.29
                                                  =============      ===============     =============

UTG had stock options outstanding at September 30, 2000 and December 31, 1999 in the amount of 0 and 451 at an option price of $13.07, 34,320 and 166,104 at an option price of $15.00, 105,000 and 105,000 at an option price of $17.50, and 0 and 204,800 at an option price of $12.50, which are not included in the computation of dilutive earnings per share, since the exercise price was greater than the average market price of the common shares.

6. COMMITMENTS AND CONTINGENCIES

The insurance industry has experienced a number of civil jury verdicts which have been returned against life and health insurers in the jurisdictions in which the Company does business involving the insurers’ sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgments against the insurer, including material amounts of punitive damages. In some states, juries have substantial discretion in awarding punitive damages in these circumstances.

Under the insurance guaranty fund laws in most states, insurance companies doing business in a participating state can be assessed up to prescribed limits for policyholder losses incurred by insolvent or failed insurance companies. Although the Company cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer’s financial strength. Mandatory assessments may be partially recovered through a reduction in future premium tax in some states. The Company does not believe such assessments will be materially different from amounts already provided for in the financial statements.

The State of Florida began an investigation of industrial life insurance policies in the fall of 1999 regarding policies with race-based premiums. This investigation has quickly spread to other states and to other types of small face amount policies and was expanded to consider the fairness of premiums for all small policies including policies which did not have race-based premiums. The NAIC historically has defined a “small face amount policy” as one with a face amount of $15,000 or less. Under current reviews, some states have increased this amount to policies of $25,000 or less. These states are attempting to force insurers to refund “excess premiums” to insureds or beneficiaries of insureds based on the recent American General settlement. This issue has become very complex and may become a political “hot potato”. The Company’s insurance subsidiaries have no race-based premium products, but do have policies with face amounts under the above-scrutinized limitations. The outcome of this issue could be dramatic on the insurance industry as a whole as well as the Company itself. The Company will continue to monitor developments regarding this matter to determine to what extent, if any, the Company may be exposed.

Congress recently passed the Gramm-Leach-Bliley Financial Services Modernization Act, which requires financial institutions, including all insurers, to take certain steps to enhance privacy protections of nonpublic personal information for consumers. The new law is one of the most sweeping systems of privacy protection and regulation ever imposed in our nation’s history. It requires financial companies to tell consumers how their financial information is protected, and what a company’s financial information sharing practices are, both within a corporate family and with unrelated third parties. Companies must inform their customers of their privacy policies and practices at the start of their business relationship, and then at least once a year for the duration of the relationship. Companies also must disclose the types of information that are shared. The privacy protections under the act become effective November 13, 2000. Financial institutions will have until July 1, 2001, to establish and implement privacy policies. The Company has been monitoring developments regarding this new act and analyzing options and requirements to determine the best method to comply with these new requirements.

The Company and its subsidiaries are named as defendants in a number of legal actions arising primarily from claims made under insurance policies. Those actions have been considered in establishing the Company’s liabilities. Management is of the opinion that the settlement of those actions will not have a material adverse effect on the Company’s financial position or results of operations.

7. OTHER CASH FLOW DISCLOSURE

On a cash basis, the Company paid $297,926 and $440,017 in interest expense during the first nine months of 2000 and 1999, respectively. The Company paid $6,500 and $544,318 in federal income tax during the first nine months of 2000 and 1999, respectively.

On July 31, 2000, First Southern Bancorp, Inc., pursuant to the terms of a previous agreement, converted the $2,560,000 of convertible debt it held of United Trust Group, Inc. into 204,800 shares of common stock of UTG.

8. CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial institutions that at times may exceed federally insured limits. The Company maintains its primary operating cash accounts with First Southern National Bank, an affiliate of First Southern Funding, LLC, the largest shareholder of UTG. Three of these accounts hold a total of approximately $5,000,000 for which there are no pledges or guarantees outside FDIC insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company’s consolidated results of operations, financial condition and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report. The Company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of UTG and its subsidiaries at September 30, 2000.

Cautionary Statement Regarding Forward-Looking Statements

Any forward-looking statement contained herein or in any other oral or written statement by the company or any of its officers, directors or employees is qualified by the fact that actual results of the company may differ materially from any such statement due to the following important factors, among other risks and uncertainties inherent in the company’s business:

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
Results of Operations

(a) Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased 12% when comparing the first nine months of 2000 to 1999 and decreased 16% for the third quarter comparison. The Company currently writes little new traditional business, consequently, traditional premiums will decrease as the amount of traditional business in-force decreases. Collected premiums on universal life and interest sensitive products is not reflected in premiums and policy revenues because Generally Accepted Accounting Principles (“GAAP”) requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless the Company acquires a block of in-force business or marketing changes its focus to traditional business, premium revenue will continue to decline.

Net investment income increased 12% when comparing the first nine months of 2000 to 1999 and increased 8% for the third quarter comparison. During 2000, the Company received $632,000 in investment earnings from a joint venture real estate development project that is in its latter stages. The Company expects to receive a small amount of income from this property’s final disposition. The earnings from this activity represent approximately 5% of the increase in investment income from the previous nine-month period.

The national prime rate has risen in late 1999 and early 2000. This results in higher earnings on short-term funds as well as on longer-term investments acquired. In 1999, the Company began investing more of its funds in mortgage loans. This is the result of its affiliation with First Southern Funding and its affiliates (“FSF”), which includes a bank, First Southern National Bank (“FSNB”). FSNB has been able to provide the Company with additional expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market while maintaining high quality and low risk. During 2000, the Company issued approximately $16,712,000 in new mortgage loans. All but $80,000 of these new loans were generated through FSNB and its personnel and funded by the Company through participation agreements with FSNB. FSNB services the loans covered by these participation agreements. The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan. The Company anticipates continuing to primarily invest in mortgage loans for the short period.

The Company’s investments are generally managed to match related insurance and policyholder liabilities. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the “Century 2000” universal life insurance product, which currently is the Company’s primary sales product. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads. It is expected that monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on the insurance policies the Company currently has in force and will write in the future. At the March 1999 Board of Directors meeting, the Board lowered crediting rates one-half percent on all products that could be lowered. This adjustment was in response to continued declines in interest rates in the marketplace. The change will result in interest crediting reductions of approximately $600,000 per year. Policy interest crediting rate changes become effective on an individual policy basis on the next policy anniversary. Therefore, it takes a full year from the time the change is determined for the full impact of such change to be realized.

(b) Expenses

Benefits, claims and settlement expenses net of reinsurance benefits and claims, are comparable in 2000 to 1999. Death benefit claims were $1,181,000 greater than the prior nine month period and $770,000 greater than the prior third quarter. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management. The increase in death benefit claims was offset by lower reserve increases on interest sensitive business in force than the previous year due to the reduction in interest crediting rates approved by the Board of Directors of the respective insurance subsidiaries in March of 1999. Reserves continue to increase on in-force policies as the age of the insureds increases.

Operating expenses increased 18% in 2000 compared to 1999 for the first nine month period and increased 25% for the third quarter comparison. During the third quarter 2000, the Company settled a legal matter for $550,000. At the March 27, 2000 Board of Directors meeting, United Trust Group, Inc. and each of its affiliates accepted the resignation of Larry E. Ryherd as Chairman of the Board of Directors and Chief Executive Officer. Mr. Ryherd had 28 months remaining on an employment contract with the Company at the end of March 2000. No settlement or resolution among the parties involved has been reached as to the remaining period of Mr. Ryherd’s contract. As such, a charge of $933,333 was incurred in first quarter 2000 for the remainder of this contract. Additionally, the Company accrued $125,000 in expenses in the first quarter 2000 related to severance costs from the termination of three employees. Exclusive of the above accruals, operating expenses declined 11% from the prior year nine months and declined by 8% for the third quarter, primarily as the result of lower salary and related employee costs. In March of 1999, the Company determined it could no longer continue to support its fixed costs relating to new business in light of the declining new business trend and no indication it would reverse any time soon. It was determined these fixed costs should be reduced to be commensurate with the level of new sales production activity then being experienced. As such, in March 1999, seven employees of the Company (approximately 8% of the total staff) were terminated due to lack of business activity. In the fourth quarter of 1999, the Company transferred the policy administration functions of its insurance subsidiary APPL from Huntington, West Virginia to its Springfield, Illinois location. APPL policy administration was then converted to the same computer system used to administer the other insurance subsidiaries.

Interest expense decreased 34% in the first nine months of 2000 compared to 1999 and decreased 59% for the third quarter results. During the second quarter of 2000, the Company repaid $1,540,800 of its debt. On July 31, 2000, First Southern Bancorp, Inc., pursuant to the terms of a previous agreement, converted the $2,560,000 of convertible debt it held of United Trust Group, Inc. into 204,800 shares of common stock of UTG.

(c) Net income

The Company reported a net income of $802,682 for the first nine months of 2000 compared to $1,139,213 in 1999 and net income of $163,169 for third quarter 2000 compared to $883,271 for third quarter 1999. Expenses relating to a legal settlement, the employment agreement of Mr. Ryherd and severance of terminated employees, partially offset by investment earnings primarily relating to the Company’s joint venture real estate development project, resulted in the decline of net income from the previous year.

Financial Condition

Total shareholder’s equity increased approximately $4,260,000 as of September 30, 2000 compared to December 31, 1999. On July 31, 2000, the Company issued 204,800 shares of common stock to First Southern Bancorp, Inc. from the conversion of convertible debt of $2,560,000.

Investments represent approximately 69% and 67% of total assets at September 30, 2000 and December 31, 1999, respectively. Accordingly, investments are the largest asset group of the Company. The Company’s insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, and the Company’s business and investment strategy, the Company generally seeks to invest in high quality low risk investments. During the second and third quarters of 2000, the Company invested primarily in mortgage loans. These loans were generated through its indirect affiliation with First Southern National Bank (“FSNB”). FSNB has been able to provide the Company with additional expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market while maintaining high quality and low risk. During 2000, the Company issued approximately $16,712,000 in new mortgage loans. All but $80,000 of these new loans were generated through FSNB and its personnel and funded by the Company through participation agreements with FSNB. Most of these loans have balloon or maturity dates within three to seven years of issue. At September 30, 2000, mortgage loans represented approximately 12.3% of total invested assets.

The liabilities are predominantly long-term in nature and therefore, the Company invests in long-term fixed maturity investments that are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or “junk bonds”. As of September 30, 2000, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders’ equity. The Company has identified securities it may sell and classified them as “investments held for sale”. Investments held for sale are carried at market, with changes in market value charged directly to shareholders’ equity. To provide additional flexibility and liquidity, the Company has categorized all fixed maturity investments acquired in 1999 and 2000 as available for sale. Securities originally classified as available for sale have since matured, thus reducing the amount of securities carried in this category. It was determined it would be in the Company’s best financial interest to classify these new purchases as available for sale to provide additional liquidity.

Liquidity and Capital Resources

The Company has three principal needs for cash - the insurance companies’ contractual obligations to policyholders, the payment of operating expenses and the servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 4.5% and 6.2% as of September 30, 2000, and December 31, 1999, respectively. Fixed maturities as a percentage of total invested assets were 72% and 77% as of September 30, 2000 and December 31, 1999, respectively.

Future policy benefits are primarily long-term in nature and therefore, the Company’s investments are predominantly in long-term fixed maturity investments such as bonds and mortgage loans which provide sufficient return to cover these obligations. The Company has the ability and intent to hold these investments to maturity; consequently, the Company’s investment in long-term fixed maturities is reported in the financial statements at their amortized cost. To provide additional flexibility and liquidity, the Company has categorized all fixed maturity investments acquired in 1999 and 2000 as available for sale.

Many of the Company’s products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds. With respect to such products, surrender charges are generally sufficient to cover the Company’s unamortized deferred policy acquisition costs with respect to the policy being surrendered.

Cash used in operating activities was $(1,071,017) and $(792,670) in 2000 and 1999, respectively. The net cash used in operating activities plus net policyholder contract deposits after the payment of policyholder withdrawals equaled $(2,252) in 2000 and $1,501,909 in 1999. Management utilizes this measurement of cash flows as an indicator of the performance of the Company’s insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities when reporting on cash flows.

Cash used in investing activities was $(4,241,290) and $(5,035,114), for 2000 and 1999, respectively. The most significant aspect of cash used in investing activities are the fixed maturity transactions. Fixed maturities account for 46% and 67% of the total cost of investments acquired in 2000 and 1999, respectively. The Company has not directed its investable funds to so-called “junk bonds” or derivative investments. During the second and third quarters of 2000, the Company invested primarily in mortgage loans. These loans were generated through its indirect affiliation with First Southern National Bank (“FSNB”). FSNB has been able to provide the Company with additional expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market while maintaining high quality and low risk. During 2000, the Company issued approximately $16,712,000 in new mortgage loans. All but $80,000 of these new loans were generated through FSNB and its personnel and funded by the Company through participation agreements with FSNB. Most of these loans have balloon or maturity dates within three to seven years of issue.

Net cash used in financing activities was $(553,659) and $(13,031) for 2000 and 1999, respectively. Policyholder contract deposits decreased 11% in 2000 compared to 1999.

At September 30, 2000, the Company had a total of $1,817,169 in long-term debt outstanding. During second quarter 2000, the Company repaid $1,540,000 its debt. Pursuant to the terms of an agreement with FSF, $2,560,000 of debt was converted to equity on July 31, 2000.

UTG is a holding company, with no day to day operations of its own. Funds required to meet its debt service requirements and other expenses are primarily provided by its subsidiaries. On a parent only basis, UTG’s cash flow is dependent on its earnings received on notes receivable from FCC. At September 30, 2000, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. Cash requirements of UTG primarily relate to servicing its long-term debt. The Company’s insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the insurance company is domiciled. UTG is the ultimate parent of UG through ownership of FCC. UG can not pay a dividend directly to UTG due to the ownership structure. Please refer to Note 1 of the Notes to the Consolidated Financial Statements. UG’s dividend limitations are described below without effect of the ownership structure.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus. For the year ended December 31, 1999, UG had a statutory gain from operations of $3,535,018. At December 31, 1999, UG’s statutory capital and surplus amounted to $15,022,234. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation. UG paid an ordinary dividend of $2,000,000 to FCC on May 2, 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk relates, broadly, to changes in the value of financial instruments that arise from adverse movements in interest rates, equity prices and foreign exchange rates. The Company is exposed principally to changes in interest rates which affect the market prices of its fixed maturities available for sale and its variable rate debt outstanding. The Company’s exposure to equity prices and foreign currency exchange rates is immaterial.

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

Tabular presentation

The following table provides information about the Company’s long term debt that is sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by; expected maturity dates. The Company has no derivative financial instruments or interest rate swap contracts.

                                     September 30, 2000
                                   Expected maturity date
                  2000     2001     2002    2003     2004     Thereafter   Total    Fair
                                                                                     value
Long term debt
  Fixed rate           0        0        0      0          0  1,817,169  1,817,169  1,591,260
  Avg. int. rate       0        0        0      0          0      8.50%      8.50%
  Variable rate        0        0        0      0          0          0          0         0
  Avg. int. rate       0        0        0      0         0%          0         0%

                                          PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

NONE

ITEM 2.  CHANGE IN SECURITIES.

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5.  OTHER INFORMATION.

NONE

ITEM 6.  EXHIBITS

The Company hereby incorporates by reference the exhibits as reflected in the Index to Exhibits of the Company’s Form 10-K for the year ended December 31, 1999.

                                                  SIGNATURES

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934,  the  registrant  has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           UNITED TRUST GROUP, INC.
                                           ------------------------
                                                 (Registrant)

Date:   November 9, 2000                           By /s/ James E. Melville
--------------------------                            --------------------------
                                                      James E. Melville
                                                      President, Chief Operating Officer
                                                         and Director

Date:   November 9, 2000                           By /s/ Theodore C. Miller
--------------------------                            --------------------------
                                                      Theodore C. Miller
                                                      Senior Vice President
                                                         and Chief Financial Officer

                                                  SIGNATURES

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934,  the  registrant  has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           UNITED TRUST GROUP, INC.
                                           ------------------------
                                                 (Registrant)

Date:    November 9, 2000                          by
--------------------------                            --------------------------
                                                      James E. Melville
                                                      President, Chief Operating Officer
                                                         and Director

Date:    November 9, 2000                          by
--------------------------                            --------------------------
                                                      Theodore C. Miller
                                                      Senior Vice President and
                                                         Chief Financial Officer