Form 10-Q
period 2001-03-31
UNITED TRUST GROUP INC
filed 2001-05-14
CIK 832480

                                             UNITED STATES
                                  SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C. 20549

                                               FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               --------------

                                                      OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to__________________

Commission File No. 0-16867

                                        UNITED TRUST GROUP, INC.
                          ____________________________________________________
                         (Exact name of registrant as specified in its charter)

              ILLINOIS                                                                    37-1172848
_______________________________                                                  ___________________
(State or other jurisdiction of                                                     (I.R.S. Employer
 incorporation or organization)                                                  Identification No.)

                                       5250 SOUTH SIXTH STREET
                                            P.O. BOX 5147
                                        SPRINGFIELD, IL 62705
                         __________________________________________________
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

The number of shares outstanding of the registrant's common stock as of April 30, 2001, was 3,534,628.

                                   UNITED TRUST GROUP, INC. AND SUBSIDIARIES
                                                (The "Company")

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..13

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
----------------------------------------------------------------------------------------------

                                                                 March 31,      December 31,
   ASSETS                                                           2001            2000
                                                                -------------   --------------

Investments:
Fixed maturities at amortized cost
    (market $106,014,343  and $122,623,563)                  $   103,749,928 $    121,922,963
Investments held for sale:
Fixed maturities, at market
    (cost $61,527,068 and $42,914,186)                            62,233,427       43,128,280
Equity securities, at market
    (cost $4,421,555  and $5,413,507)                              4,223,577        5,129,571
Mortgage loans on real estate at amortized cost                   36,174,201       32,896,671
Investment real estate, at cost,
   net of accumulated depreciation                                12,937,843       13,096,245
Policy loans                                                      13,913,845       14,090,900
Other long-term investments                                          200,000          200,000
Short-term investments                                             1,254,810        1,686,397
                                                                -------------   --------------
                                                                 234,687,631      232,151,027

Cash and cash equivalents                                         18,271,857       15,065,076
Accrued investment income                                          3,132,622        3,482,036
Reinsurance receivables:
Future policy benefits                                            34,816,883       35,083,244
Policy claims and other benefits                                   3,793,827        3,911,258
Cost of insurance acquired                                        34,840,284       35,239,256
Deferred policy acquisition costs                                  3,597,851        3,948,496
Costs in excess of net assets purchased,
net of accumulated amortization                                    1,072,714        1,118,525
Property and equipment,
   net of accumulated depreciation                                 2,727,200        2,762,619
Income taxes receivable, current                                      54,801          178,335
Other assets                                                         164,007          680,239
                                                                 -------------   --------------
Total assets                                                 $   337,159,677 $    333,620,111
                                                                =============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits                                       $   239,350,211 $    240,238,991
Policy claims and benefits payable                                 2,436,885        2,639,248
Other policyholder funds                                           1,485,036        1,445,857
Dividend and endowment accumulations                              13,389,770       13,515,427
Income taxes payable:
Deferred                                                          12,703,877       12,056,497
Notes payable                                                      1,817,169        1,817,169
Other liabilities                                                  9,606,719        6,292,841
                                                                -------------   --------------
Total liabilities                                                280,789,667      278,006,030
                                                                -------------   --------------
 Minority interests in consolidated subsidiaries                   9,017,951        8,899,648
                                                                -------------   --------------

Shareholders' equity:
Common stock - no par value, stated value $.02 per share
Authorized 7,000,000 shares - 4,175,066 shares issued after
deducting treasury shares of 47,507                                   83,501           83,501
Additional paid-in capital                                        47,730,980       47,730,980
Accumulated deficit                                               (1,091,477)      (1,435,335)
Accumulated other comprehensive income                               629,055          335,287
                                                                 -------------   --------------
  Total shareholders' equity                                      47,352,059       46,714,433
                                                                -------------   --------------
  Total liabilities and shareholders' equity                 $   337,159,677 $    333,620,111
                                                                =============   ==============

                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
------------------------------------------------------------------------------------------

                                                              Three Months Ended
                                                          March 31,        March 31,
                                                            2001             2000
                                                        --------------   --------------
Revenues:

Premiums and policy fees                             $      5,333,743 $      6,227,229
Reinsurance premiums and policy fees                         (779,292)        (890,081)
Net investment income                                       4,014,425        4,252,494
Realized investment gains and (losses), net                  (230,569)         224,681
Other income                                                   89,928          119,609
                                                         --------------   --------------
                                                            8,428,235        9,933,932

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life                                                        4,976,685        6,458,948
Reinsurance benefits and claims                              (594,279)        (906,102)
Annuity                                                       274,051          296,949
Dividends to policyholders                                    281,268          269,720
Commissions and amortization of deferred
policy acquisition costs                                      530,443          714,432
Amortization of cost of insurance acquired                    398,972          383,327
Operating expenses                                          1,514,115        2,827,918
Interest expense                                               38,614          132,963
                                                        --------------   --------------
                                                            7,419,869       10,178,155

Income (loss) before income taxes, minority interest
and equity in earnings of investees                         1,008,366         (244,223)

Income tax credit                                            (591,173)         155,603
Minority interest in (income) loss of
consolidated subsidiaries                                     (73,335)          41,226

                                                        --------------   --------------
Net income (loss)                                    $        343,858 $        (47,394)
                                                        ==============   ==============

Basic earnings (loss) per share from continuing
   operations and net income                         $           0.08 $          (0.01)
                                                        ==============   ==============

Diluted earnings (loss) per share from continuing
operations and net income                            $           0.08 $          (0.01)
                                                        ==============   ==============

Basic weighted average shares outstanding                   4,175,066        3,970,266
                                                        ==============   ==============

Diluted weighted average shares outstanding                 4,175,066        3,970,266
                                                        ==============   ==============
                             See accompanying notes.

                           UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                       For the Period ended March 31,2001
--------------------------------------------------------------------------------------------------

Common stock
  Balance, beginning of year                      $         83,501
  Issued during year                                             0
  Purchase treasury shares                                       0
                                                     ---------------
  Balance, end of period                                    83,501
                                                     ---------------

Additional paid-in capital
  Balance, beginning of year                            47,730,980
  Issued during year                                             0
  Purchase treasury shares                                       0
                                                    ---------------
  Balance, end of period                                47,730,980
                                                    ---------------

Retained earnings (accumulated deficit)
  Balance, beginning of year                            (1,435,335)
  Net income (loss)                                        343,858     $        343,858
                                                    ---------------      ---------------
  Balance, end of period                                (1,091,477)
                                                    ---------------

Accumulated other comprehensive income
  Balance, beginning of year                               335,287
  Other comprehensive income
     Unrealized appreciation of securities                 293,768              293,768
                                                    ---------------      ---------------
  Comprehensive income                                                 $        637,626
                                                                         ===============
  Balance, end of period                                   629,055
                                                    ---------------

Total shareholder's equity, end of period         $     47,352,059
                                                    ===============
                             See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
------------------------------------------------------------------------------------------

                                                                   Three Months Ended
                                                                 March 31,     March 31,
                                                                   2001          2000
                                                                ------------  ------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income                                                   $      343,858 $     (47,394)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities net of changes in assets and
liabilities resulting from the sales and purchases of subsidiaries:
Amortization/accretion of fixed maturities                           15,286        62,209
Realized investment (gains) losses, net                             230,569      (224,681)
Policy acquisition costs deferred                                   (64,000)     (117,000)
Amortization of deferred policy acquisition costs                   414,645       458,510
Amortization of cost of insurance acquired                          398,972       383,327
Amortization of costs in excess of net
  assets purchased                                                   22,500        22,500
Depreciation                                                         99,902       133,652
Minority interest                                                    73,335       (41,226)
Change in accrued investment income                                 349,414        (3,609)
Change in reinsurance receivables                                   383,792       154,635
Change in policy liabilities and accruals                        (1,015,775)     (726,146)
Charges for mortality and administration of
  universal life and annuity products                            (2,421,905)   (2,636,712)
Interest credited to account balances                             1,546,173     1,573,793
Change in income taxes payable                                      770,914      (153,728)
Change in other assets and liabilities, net                      (1,137,024)    2,211,697
                                                                 ------------  ------------
Net cash provided by (used in) operating activities                  10,656     1,049,827

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities held for sale                                    5,750,000             0
Fixed maturities sold                                                     0             0
Fixed maturities matured                                         18,364,075     7,023,517
Equity securities                                                   814,624             0
Mortgage loans                                                    2,334,143     1,812,518
Real estate                                                         281,741     1,897,742
Policy loans                                                        809,656       848,313
Other long-term investments                                               0        66,212
Short-term                                                        1,353,067       160,000
                                                                ------------  ------------
Total proceeds from investments sold and matured                 29,707,306    11,808,302
Cost of investments acquired:
Fixed maturities held for sale                                  (19,865,743)  (18,858,793)
Fixed maturities                                                          0             0
Equity securities                                                         0             0
Mortgage loans                                                   (5,611,673)      (80,000)
Real estate                                                        (132,538)     (208,116)
Policy loans                                                       (632,601)     (549,884)
Other long-term investments                                               0      (200,000)
Short-term                                                         (921,480)      (67,500)
                                                                ------------  ------------
 Total cost of investments acquired                              (27,164,035)  (19,964,293)
Purchase of property and equipment                                  (47,221)      (36,968)
                                                                ------------  ------------
Net cash used in investing activities                             2,496,050    (8,192,959)

Cash flows from financing activities:
Policyholder contract deposits                                    3,203,807     3,608,133
Policyholder contract withdrawals                                (2,489,932)   (2,687,941)
Purchase of stock of affiliates                                     (13,800)       (4,628)
                                                                ------------  ------------
Net cash provided by financing activities                           700,075       915,564
                                                                ------------  ------------

Net decrease in cash and cash equivalents                         3,206,781    (6,227,568)
Cash and cash equivalents at beginning of period                 15,065,076    21,027,804
                                                                ------------  ------------
 Cash and cash equivalents at end of period                   $   18,271,857 $  14,800,236
                                                                ============  ============

                            See accompanying notes.

UNITED TRUST GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by United Trust Group, Inc. (“UTG”) and its consolidated subsidiaries (“Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate to make the information presented not be misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

The information furnished reflects, in the opinion of the Company, all adjustments (which include only normal and recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company’s future financial condition.

At March 31, 2001, the parent, significant subsidiaries and affiliates of United Trust Group, Inc. were as depicted on the following organizational chart.

United Trust Group, Inc.
(UTG)
100%
81%
100%
North Plaza of
Somerset, Inc.
(NORTH PLAZA)
First Commonwealth
Corporation
(FCC)
Roosevelt Equity
Corporation
(REC)
100%
Universal Guaranty
Life Insurance Company
(UG)
88%
Appalachian Life
Insurance Company
(APPL)
100%
Abraham Lincoln
Insurance Company
(ABE)

2. INVESTMENTS

As of March 31, 2001, fixed maturities and fixed maturities held for sale represented 71% of total invested assets. As prescribed by the various state insurance department statutes and regulations, the insurance companies’ investment portfolio is required to be invested in investment grade securities to provide ample protection for policyholders. The Company does not invest in so-called “junk bonds” or derivative investments. The liabilities of the insurance companies are predominantly long-term in nature and therefore, the companies invest primarily in long-term fixed maturity investments. The Company has analyzed its fixed maturity portfolio and reclassified those securities expected to be sold prior to maturity as investments held for sale. The investments held for sale are carried at market value. Management has the intent and ability to hold its fixed maturity portfolio to maturity and as such carries these securities at amortized cost. As of March 31, 2001, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders’ equity.

3. NOTES PAYABLE

At March 31, 2001 and December 31, 2000, the Company had $1,817,169 long-term debt outstanding, respectively. This subordinated debt was incurred June 16, 1992 as a part of the acquisition of the now dissolved Commonwealth Industries Corporation, (CIC). The debt consists entirely of 20-year notes which bear interest at the rate of 8 1/2% per annum, payable semi-annually, with a lump sum principal payment due June 16, 2012.

4. CAPITAL STOCK TRANSACTIONS

A. Deferred Compensation Plan

UTG and FCC established a deferred compensation plan during 1993 pursuant to which an officer or agent of FCC or affiliates of UTG, could defer a portion of their income over the next two and one-half years in return for a deferred compensation payment payable at the end of seven years in the amount equal to the total income deferred plus interest at a rate of approximately 8.5% per annum and a stock option to purchase shares of common stock of UTG. At the beginning of the deferral period an officer or agent received an immediately exercisable option to purchase 2,300 shares of UTG common stock at $17.50 per share for each $25,000 ($10,000 per year for two and one-half years) of total income deferred. The option expired. At both March 31, 2001 and December 31, 2000, the Company held a liability of $116,999 respectively, relating to this plan.

B. Shares Acquired by FSF and Affiliates With Options Granted

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

As of March 31, 2001, no options were exercised. At March 31, 2001, UTG common stock had a market value of $5.031 per share.

                                        2001                      2000
                              ------------------------- -------------------------
                                            EXERCISE                  EXERCISE
                               SHARES        PRICE        SHARES        PRICE
                              ----------  ------------- -----------  ------------
Outstanding at beginning of
  Period                         19,108         $15.00     166,104        $15.00
Granted                               0           0.00           0          0.00
Exercised                             0           0.00           0          0.00
Forfeited                             0          15.00     146,996         15.00
                              ----------  ------------- -----------  ------------
Outstanding at end of period     19,108         $15.00      19,108        $15.00
                              ==========  ============= ===========  ============

The following information applies to options outstanding at March 31, 2001:

    Number outstanding                                                19,108
    Exercise price                                                   $ 15.00
    Remaining contractual life                                      1/4 year

C. Earnings Per Share Calculations

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations as presented on the income statement.

                                                       For the period ended March 31, 2001
                                                  ------------- ---- --------------- --- -------------
                                                     Income              Shares           Per-Share
                                                  (Numerator)        (Denominator)          Amount
                                                  -------------      ---------------     -------------
Basic EPS
Income available to common shareholders        $      343,858            4,175,066    $           .08
                                                                                         =============

Effect of Dilutive Securities                               0                    0
                                                  -------------      ---------------

Diluted EPS
Income  available  to common  shareholders     $
and assumed conversions                               343,858            4,175,066    $           .08
                                                  =============      ===============     =============

                                                       For the period ended March 31, 2000
                                                  ------------- ---- --------------- --- -------------
                                                     Income              Shares           Per-Share
                                                  (Numerator)        (Denominator)          Amount
                                                  -------------      ---------------     -------------
 Basic EPS
Income available to common shareholders        $      (47,394)           3,970,266    $         (0.01)
                                                                                         =============

Effect of Dilutive Securities                               0                  0
                                                  -------------      ---------------

Diluted EPS
Income  available  to common  shareholders     $
and assumed conversions                               (47,394)           3,970,266    $         (0.01)
                                                  =============      ===============     =============

UTG had stock options outstanding at March 31, 2001 in the amount of 19,108 at an option price of $15.00, and stock options at March 31, 2000 in the amount of 21 and 451 at an option price of $13.07, 108,220 and 166,104 at an option price of $15.00, 105,000 and 105,000 at an option price of $17.50, and 204,800 and 204,800 at an option price of $12.50, which are not included in the computation of dilutive earnings per share, since the exercise price was greater than the average market price of the common shares in each respective year.

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

Since the certification of the class action, Louis Black dropped out as a class representative. Due to David Morlan having filed bankruptcy prior to instituting the action, the Court has opined that he may not maintain the action. As a result, three new class representatives have been proposed. Discovery was recently begun to determine the adequacy of the three newly proposed class representatives. Although the proposed trial month is May 2001, it would appear same is premature since questions regarding the three newly proposed class representatives have not been resolved and notification to the class has not yet occurred. As a result, a request is pending to reestablish a trial date.

UG believes it has no liability to the plaintiffs or other potential class members, has taken a meritorious position, and intends to defend the lawsuit vigorously. During the fourth quarter of 2000, the Company established a liability of $500,000 to cover estimated legal costs associated with the defense of this matter. At March 31, 2001 $419,677 accrued liability remained for defense of this matter.

The Company and its subsidiaries are named as defendants in a number of legal actions arising primarily from claims made under insurance policies. Those actions have been considered in establishing the Company’s liabilities. Management is of the opinion that the settlement of those actions will not have a material adverse effect on the Company’s financial position or results of operations.

6. OTHER CASH FLOW DISCLOSURE

On a cash basis, the Company paid $0 and $85,559 in interest expense during the first quarter of 2000 and 1999, respectively. The Company paid $22,013 and $29,308 in federal income tax during the first quarter of 2000 and 1999, respectively. At March 31, 2001, the Company had acquired $4,764,765 in fixed maturity investments for which the cash had not yet been paid. The payable for these securities is included in the line item other liabilities on the balance sheet.

7. CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial institutions that at times may exceed federally insured limits. The Company maintains its primary operating cash accounts with First Southern National Bank, an affiliate of First Southern Funding, LLC, the largest shareholder of UTG. The Company holds approximately $4,490,000 for which there are no pledges or guarantees outside FDIC insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

8. SUBSEQUENT EVENT

On April 11, 2001, United Trust Group, Inc. entered into two Assignment and Assumption Agreements with First Southern Bancorp, Inc. Pursuant to those agreements, First Southern Bancorp, Inc. assigned its rights and obligations, and United Trust Group, Inc. assumed such rights and obligations, under (i) the Common Stock Purchase Agreement, dated as of February 13, 2001, among First Southern Bancorp, Inc. and James E. Melville and family (the "Melville Purchase Agreement"), pursuant to which First Southern Bancorp, Inc. agreed to purchase 22,500 shares of United Trust Group, Inc. common stock and 544 shares of First Commonwealth Corporation common stock for purchase price of $8.00 per share and $200.00 per share, respectively, and (ii) the Common Stock Purchase Agreement, dated as of February 13, 2001, among First Southern Bancorp, Inc. and Larry E. Ryherd and family (the "Ryherd Purchase Agreement"), pursuant to which First Southern Bancorp, Inc. agreed to purchase 563,215 shares of United Trust Group, Inc. common stock for a purchase price of $8.00 per share. The Board of Directors of United Trust Group, Inc. approved United Trust Group, Inc.'s assumption of First Southern Bancorp, Inc.'s rights and obligations in the two stock purchase agreements at its meeting on March 28, 2001.

On April 12, 2001, United Trust Group, Inc. completed the purchase of 22,500 shares of United Trust Group, Inc. common stock and 544 shares of First Commonwealth Corporation common stock from James E. Melville and family pursuant to the Melville Purchase Agreement in exchange for five year promissory notes of United Trust Group, Inc. in the aggregate principal amount of $288,800. On April 12, 2001, United Trust Group, Inc. also completed the purchase from another family member of Mr. Melville of an additional 100 shares of United Trust Group, Inc. for a total cash payment of $800. The purchase for cash by United Trust Group, Inc. of an additional 39 shares of First Commonwealth Corporation common stock owned by Mr. Melville at a purchase price of $200.00 per share is currently pending. Mr. Melville was a former director of United Trust Group, Inc., First Commonwealth Corporation and the three insurance subsidiaries of United Trust Group, Inc.; he resigned from those boards on February 13, 2001.

On April 12, 2001, United Trust Group, Inc. also completed the purchase of 559,440 shares of United Trust Group, Inc. common stock from Larry E. Ryherd and family pursuant to the Ryherd Purchase Agreement for cash payments totaling $948,026 and a five year promissory note of United Trust Group, Inc. in the principal amount of $3,527,494. The purchase by United Trust Group, Inc. of the remaining 3,775 shares of United Trust Group, Inc. common stock to be purchased for cash at $8.00 per share pursuant to the Ryherd Purchase Agreement along with an additional 570 shares from certain parties to the Ryherd Purchase Agreement is currently pending. The promissory notes of United Trust Group, Inc. received by certain of the sellers pursuant to the Melville Purchase Agreement and the Ryherd Purchase Agreement will bear interest at a rate of 7% per annum (paid quarterly) with payments of principal to made in five equal annual installments, the first such payment of principal to be due on the first anniversary of the closing.

On April 12, 2001, United Trust Group, Inc. also purchased in a separate transaction 10,891 shares of United Trust Group, Inc. common stock from Robert E. Cook at a price of $8.00 per share. At the closing, Mr. Cook received $17,426 in cash and a five year promissory note of United Trust Group, Inc. (substantially similar to the promissory notes issued pursuant to the Melville and Ryherd Purchase Agreements described above) in the principal amount of $69,702. Mr. Cook was a director of United Trust Group, Inc. and First Commonwealth Corporation who resigned his position on January 8, 2001.

Upon completion of all of the repurchases of United Trust Group, Inc. common stock described above and the cancellation of those shares, United Trust Group, Inc.'s outstanding common stock will be decreased from 4,175,066 shares outstanding prior to any of such repurchases to 3,577,790 shares. Mr. Jesse T. Correll and related parties, including First Southern Bancorp, Inc., will after completion of all of the repurchases of United Trust Group, Inc. common stock described above own approximately in excess of 59% of the outstanding shares of United Trust Group, Inc. common stock. Mr. Correll is the Chairman and CEO of United Trust Group, Inc., First Commonwealth Corporation and the three insurance subsidiaries of United Trust Group, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company’s consolidated results of operations, financial condition and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report. The Company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of UTG and its subsidiaries at March 31, 2001.

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

Results of Operations

(a) Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased 15% when comparing 2001 to 2000. The Company currently writes little new traditional business, consequently, traditional premiums will decrease as the amount of traditional business in-force decreases. Collected premiums on universal life and interest sensitive products is not reflected in premiums and policy revenues because Generally Accepted Accounting Principles (“GAAP”) requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless the Company acquires a block of in-force business or marketing changes its focus to traditional business, premium revenue will continue to decline.

Net investment income decreased 6% when comparing 2001 to 2000. During the first quarter of 2000, the Company received $552,000 in investment earnings from the final stages of a joint venture real estate development project which was finished by March of 2001. In addition, the prime rate was 1% lower in the first quarter 2001 than it was in the first quarter of 2000. This resulted in lower earnings on short-term funds as well as on longer-term investments acquired.

The Company’s investments are generally managed to match related insurance and policyholder liabilities. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads, ranging from 1% to 2%. It is expected that monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on the insurance policies the Company currently has in force and will write in the future. At the March 2001 Board of Directors meeting, the Boards of the insurance subsidiaries lowered crediting rates to the guaranteed rate on all interest sensitive business in force. These adjustments were in response to continued declines in interest rates in the marketplace. The decrease will result in approximately $500,000 in interest crediting savings annually, when fully implemented. Policy interest crediting rate changes become effective on an individual policy basis on the next policy anniversary. Therefore, it will take a full year from the time the change is determined for the full impact of such change to be realized.

(b) Expenses

Benefits, claims and settlement expenses net of reinsurance benefits and claims, decreased 21% in 2001 compared to 2000. Death benefit claims were $367,000 less than the prior period. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management. The reserve decreases on interest sensitive business in force is due to the reduction of interest crediting rates and decrease in death benefit claims. Reserves continue to increase on in-force policies as the age of the insureds increases.

Operating expenses decreased 46% in 2001 compared to 2000. At the March 27, 2000 Board of Directors meeting, United Trust Group, Inc. and each of its affiliates accepted the resignation of Larry E. Ryherd as Chairman of the Board of Directors and Chief Executive Officer. Mr. Ryherd had 28 months remaining on an employment contract with the Company at the end of March 2000. As such, a charge of $933,333 was incurred in first quarter 2000 for the remainder of this contract. Additionally, the Company accrued $125,000 in expenses in the first quarter 2000 related to severance costs from the termination of three employees. Exclusive of the above accruals, operating expenses declined 14% from the prior year primarily as the result of lower salary and related employee costs.

Interest expense decreased 71% in 2001 compared to 2000. At March 31, 2000, UTG had $5,917,969 in long-term debt. During 2000, the Company repaid $4,100,800 of its debt.

(c) Net income

The Company had a net income of $343,858 in March of 2001 compared to a loss of $47,394 in March of 2000. In the first quarter of 2000 expense accruals relating to the employment agreement of Mr. Ryherd and severance of terminated employees resulted in the decline of net income. However, this was partially offset by income tax (expense) credit of $(591,173) in 2001 compared to $155,603 in 2000.

Financial Condition

The financial condition of the Company has changed very little since December 31, 2000. Total shareholders’ equity increased approximately $638,000 as of March 31, 2001 compared to December 31, 2000.

Investments represent approximately 70% total assets at March 31, 2001 and December 31, 2000, respectively. Accordingly, investments are the largest asset group of the Company. The Company’s insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, and the Company’s business and investment strategy, the Company generally seeks to invest in high quality low risk investments.

In 1999, the Company began investing more of its funds in mortgage loans. This is the result of its affiliation with First Southern Funding and its affiliates (“FSF”), which includes a bank, First Southern National Bank (“FSNB”). FSNB has been able to provide the Company with additional expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market. During 2001, the Company issued approximately $4,535,000 in new mortgage loans. These new loans were generated through FSNB and its personnel and funded by the Company through participation agreements with FSNB. FSNB services the loans covered by these participation agreements. The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan. The loans issued in 2001 had an average yield of approximately 8.5%. The Company anticipates continuing to primarily invest in mortgage loans and government agency bonds for the short period. All mortgage loans held by the Company are first position loans. The Company has no loans that are in default and in the process of foreclosure at March 31, 2001.

The liabilities are predominantly long-term in nature and therefore, the Company invests in long-term fixed maturity investments that are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or “junk bonds”. As of March 31, 2001, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders’ equity. The Company has identified securities it may sell and classified them as “investments held for sale”. Investments held for sale are carried at market, with changes in market value charged directly to shareholders’ equity. To provide additional flexibility and liquidity, the Company has categorized all fixed maturity investments acquired since the first quarter of 1999 as available for sale. Securities originally classified as available for sale have since matured, thus reducing the amount of securities carried in this category. It was determined it would be in the Company’s best financial interest to classify these new purchases as available for sale to provide additional liquidity.

Liquidity and Capital Resources

The Company has three principal needs for cash - the insurance companies’ contractual obligations to policyholders, the payment of operating expenses and the servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were approximately 5% as of March 31, 2001, and December 31, 2000, respectively. Fixed maturities as a percentage of total invested assets were approximately 71% as of March 31, 2001 and December 31, 2000, respectively.

Future policy benefits are primarily long-term in nature and therefore, the Company’s investments are predominantly in long-term fixed maturity investments such as bonds and mortgage loans which provide sufficient return to cover these obligations. The Company has the ability and intent to hold these investments to maturity; consequently, the Company’s investment in long-term fixed maturities is reported in the financial statements at their amortized cost. To provide additional flexibility and liquidity, the Company has categorized all fixed maturity investments acquired in 2000 and 2001 as available for sale.

Many of the Company’s products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds. With respect to such products, surrender charges are generally sufficient to cover the Company’s unamortized deferred policy acquisition costs with respect to the policy being surrendered.

Cash provided by operating activities was $10,656 and $1,049,827 in 2001 and 2000, respectively. The net cash provided by operating activities plus net policyholder contract deposits after the payment of policyholder withdrawals equaled $724,531 in 2001 and $1,970,019 in 2000. Management utilizes this measurement of cash flows as an indicator of the performance of the Company’s insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities when reporting on cash flows.

Cash provided by (used in) investing activities was $2,496,050 and $(8,192,959), for 2001 and 2000, respectively. The most significant aspect of cash provided by (used in) investing activities are the fixed maturity transactions. Fixed maturities account for 73% and 94% of the total cost of investments acquired in 2001 and 2000, respectively. The Company has not directed its investable funds to so-called “junk bonds” or derivative investments.

Net cash provided by financing activities was $700,075 and $915,564 for 2001 and 2000, respectively. Policyholder contract deposits decreased 11% in 2001 compared to 2000. Policyholder contract withdrawals decreased 7% in 2001 compared to 2000.

At March 31, 2001, the Company had a total of $1,817,169 in long-term debt outstanding. The Company continues its plan to eliminate its outside debt. During 2000, total debt declined $4,100,800. The remaining debt bears interest at a fixed rate of 8.5% with no principal payments due until its maturity in 2012. Management believes overall sources available are more than adequate to service this debt. These sources include current cash balances of UTG, expected future operating cashflows and repayment of affiliate receivables held by UTG.

Since UTG is a holding company, funds required to meet its debt service requirements and other expenses are primarily provided by its subsidiaries. On a parent only basis, UTG’s cash flow is dependent on its earnings received on notes receivable from FCC. At March 31, 2001, substantially all of the consolidated shareholders’ equity represents net assets of its subsidiaries. Cash requirements of UTG primarily relate to servicing its long-term debt. The Company’s insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the insurance company is domiciled. UTG is the ultimate parent of UG through ownership of FCC. UG can not pay a dividend directly to UTG due to the ownership structure. Please refer to Note 1 of the Notes to the Consolidated Financial Statements. UG’s dividend limitations are described below without effect of the ownership structure.

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

---------------------------------------------------------------------------------------------
                                       March 31, 2000
---------------------------------------------------------------------------------------------
                                   Expected maturity date
---------------- -------- -------- -------- ------ ---------- ---------- ---------- ---------
                  2001     2002     2003    2004     2005     Thereafter   Total    Fair
                                                                                     value
---------------- -------- -------- -------- ------ ---------- ---------- ---------- ---------
Long term debt
---------------- -------- -------- -------- ------ ---------- ---------- ---------- ---------
  Fixed rate           0        0        0      0          0  1,817,169  1,817,169  1,781,836
---------------- -------- -------- -------- ------ ---------- ---------- ---------- ---------
  Avg. int. rate       0        0        0      0          0      8.50%      8.50%
---------------- -------- -------- -------- ------ ---------- ---------- ---------- ---------
  Variable rate        0        0        0      0          0          0          0         0
---------------- -------- -------- -------- ------ ---------- ---------- ---------- ---------
  Avg. int. rate       0        0        0      0          0          0          0         0
---------------- -------- -------- -------- ------ ---------- ---------- ---------- ---------

                                          PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

NONE

ITEM 2.  CHANGE IN SECURITIES.

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5.  OTHER INFORMATION.

On April 11, 2001, United Trust Group, Inc. entered into two Assignment and Assumption Agreements with First Southern Bancorp, Inc. Pursuant to those agreements, First Southern Bancorp, Inc. assigned its rights and obligations, and United Trust Group, Inc. assumed such rights and obligations, under (i) the Common Stock Purchase Agreement, dated as of February 13, 2001, among First Southern Bancorp, Inc. and James E. Melville and family (the "Melville Purchase Agreement"), pursuant to which First Southern Bancorp, Inc. agreed to purchase 22,500 shares of United Trust Group, Inc. common stock and 544 shares of First Commonwealth Corporation common stock for purchase price of $8.00 per share and $200.00 per share, respectively, and (ii) the Common Stock Purchase Agreement, dated as of February 13, 2001, among First Southern Bancorp, Inc. and Larry E. Ryherd and family (the "Ryherd Purchase Agreement"), pursuant to which First Southern Bancorp, Inc. agreed to purchase 563,215 shares of United Trust Group, Inc. common stock for a purchase price of $8.00 per share. The Board of Directors of United Trust Group, Inc. approved United Trust Group, Inc.'s assumption of First Southern Bancorp, Inc.'s rights and obligations in the two stock purchase agreements at its meeting on March 28, 2001.

On April 12, 2001, United Trust Group, Inc. completed the purchase of 22,500 shares of United Trust Group, Inc. common stock and 544 shares of First Commonwealth Corporation common stock from James E. Melville and family pursuant to the Melville Purchase Agreement in exchange for five year promissory notes of United Trust Group, Inc. in the aggregate principal amount of $288,800. On April 12, 2001, United Trust Group, Inc. also completed the purchase from another family member of Mr. Melville of an additional 100 shares of United Trust Group, Inc. for a total cash payment of $800. The purchase for cash by United Trust Group, Inc. of an additional 39 shares of First Commonwealth Corporation common stock owned by Mr. Melville at a purchase price of $200.00 per share is currently pending. Mr. Melville was a former director of United Trust Group, Inc., First Commonwealth Corporation and the three insurance subsidiaries of United Trust Group, Inc.; he resigned from those boards on February 13, 2001.

On April 12, 2001, United Trust Group, Inc. also completed the purchase of 559,440 shares of United Trust Group, Inc. common stock from Larry E. Ryherd and family pursuant to the Ryherd Purchase Agreement for cash payments totaling $948,026 and a five year promissory note of United Trust Group, Inc. in the principal amount of $3,527,494. The purchase by United Trust Group, Inc. of the remaining 3,775 shares of United Trust Group, Inc. common stock to be purchased for cash at $8.00 per share pursuant to the Ryherd Purchase Agreement along with an additional 570 shares from certain parties to the Ryherd Purchase Agreement is currently pending. The promissory notes of United Trust Group, Inc. received by certain of the sellers pursuant to the Melville Purchase Agreement and the Ryherd Purchase Agreement will bear interest at a rate of 7% per annum (paid quarterly) with payments of principal to made in five equal annual installments, the first such payment of principal to be due on the first anniversary of the closing.

On April 12, 2001, United Trust Group, Inc. also purchased in a separate transaction 10,891 shares of United Trust Group, Inc. common stock from Robert E. Cook at a price of $8.00 per share. At the closing, Mr. Cook received $17,426 in cash and a five year promissory note of United Trust Group, Inc. (substantially similar to the promissory notes issued pursuant to the Melville and Ryherd Purchase Agreements described above) in the principal amount of $69,702. Mr. Cook was a director of United Trust Group, Inc. and First Commonwealth Corporation who resigned his position on January 8, 2001.

Upon completion of all of the repurchases of United Trust Group, Inc. common stock described above and the cancellation of those shares, United Trust Group, Inc.'s outstanding common stock will be decreased from 4,175,066 shares outstanding prior to any of such repurchases to 3,577,790 shares. Mr. Jesse T. Correll and related parties, including First Southern Bancorp, Inc., will after completion of all of the repurchases of United Trust Group, Inc. common stock described above own approximately in excess of 59% of the outstanding shares of United Trust Group, Inc. common stock. Mr. Correll is the Chairman and CEO of United Trust Group, Inc., First Commonwealth Corporation and the three insurance subsidiaries of United Trust Group, Inc.

ITEM 6. EXHIBITS

The Company hereby incorporates by reference the exhibits as reflected in the Index to Exhibits of the Company’s Form 10-K for the year ended December 31, 2000.

                                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           UNITED TRUST GROUP, INC.
                                           ------------------------
                                                 (Registrant)

Date:   May 10, 2000                               By /s/ Randall L. Attkisson

                                                      Randall L. Attkisson
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

                                           UNITED TRUST GROUP, INC.
                                           ------------------------
                                                 (Registrant)

Date:    May 10, 2000                              by

                                                      Randall L. Attkisson
                                                      President, Chief Operating Officer
                                                         and Director

Date:    May 10, 2000                              by

                                                      Theodore C. Miller
                                                      Senior Vice President , Secretary
                                                         and Chief Financial Officer