Form 10-Q
period 2001-09-30
UNITED TRUST GROUP INC
filed 2001-11-14
CIK 832480

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------

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

The number of shares outstanding of the registrant's  common stock as of October
31, 2001, were 3,555,250.

                              UNITED TRUST GROUP, INC. AND SUBSIDIARIES
                                           (The "Company")

                                          TABLE OF CONTENTS

Part 1.   Financial Information................................................3

   ITEM 1.  FINANCIAL STATEMENTS...............................................3

    Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000.3

    Consolidated Statements of Operations for the nine and three months ended September 30, 2001 and 2000..........................................4

    Consolidated Statement of Changes in Shareholders' Equity for the
    nine months ended September 30, 2001.......................................5

    Consolidated Statements of Cash Flows for the nine months ended
    September 30, 2001 and 2000................................................6

    Notes to Consolidated Financial Statements.................................7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
----------------------------------------------------------------------------------------------

                                                                September 30,   December 31,
   ASSETS                                                           2001            2000
                                                                 -------------   --------------

Investments:
Fixed maturities at amortized cost
    (market $83,896,454 and $122,623,563)                    $    80,400,649 $    121,922,963
Investments held for sale:
Fixed maturities, at market
    (cost $86,826,188 and $42,914,186)                            89,143,005       43,128,280
Equity securities, at market
    (cost $4,250,823 and $5,413,507)                               4,425,260        5,129,571
Mortgage loans on real estate at amortized cost                   28,298,530       32,896,671
Investment real estate, at cost,
   net of accumulated depreciation                                12,168,452       13,096,245
Policy loans                                                      13,668,235       14,090,900
Other long-term investments                                          200,000          200,000
Short-term investments                                               653,604        1,686,397
                                                                -------------   --------------
                                                                  228,957,735      232,151,027

Cash and cash equivalents                                         26,204,983       15,065,076
Accrued investment income                                          2,649,548        3,482,036
Reinsurance receivables:
Future policy benefits                                            34,293,414       35,083,244
Policy claims and other benefits                                   4,057,562        3,911,258
Cost of insurance acquired                                        34,053,396       35,239,256
Deferred policy acquisition costs                                  3,437,563        3,948,496
Costs in excess of net assets purchased,
net of accumulated amortization                                      725,184        1,118,525
Property and equipment,
   net of accumulated depreciation                                 2,477,057        2,762,619
Income taxes receivable, current                                     168,188          178,335
Other assets                                                       1,414,565          680,239
                                                                -------------   --------------
   Total assets                                              $   338,439,195 $    333,620,111
                                                                =============   ==============

      LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits                                       $   237,408,687 $    240,238,991
Policy claims and benefits payable                                 3,509,968        2,639,248
Other policyholder funds                                           1,266,119        1,445,857
Dividend and endowment accumulations                              13,151,879       13,515,427
Income taxes payable:
  Deferred                                                        13,974,862       12,056,497
Notes payable                                                      5,703,165        1,817,169
Other liabilities                                                  9,066,942        6,292,841
                                                                 -------------   --------------
   Total liabilities                                             284,081,622      278,006,030
                                                                -------------   --------------
Minority interests in consolidated subsidiaries                    9,244,261        8,899,648
                                                                -------------   --------------

Shareholders' equity:
Common stock - no par value, stated value $.02 per share
Authorized 7,000,000 shares - 3,558,670 and 4,175,066 shares
issued after deducting treasury shares of 66,357 and 47,507           71,174           83,501
Additional paid-in capital                                        42,849,777       47,730,980
Retained earnings (accumulated deficit)                              529,688       (1,435,335)
Accumulated other comprehensive income                             1,662,673          335,287
                                                                 -------------   --------------
   Total shareholders' equity                                     45,113,312       46,714,433
                                                                -------------   --------------
   Total liabilities and shareholders' equity                $   338,439,195 $    333,620,111
                                                                =============   ==============

                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
-------------------------------------------------------------------------------------------------------------

                                                Three Months Ended                Nine Months Ended
                                           September 30,    September 30,   September 30,   September 30,
                                               2001             2000            2001            2000
                                           --------------   -------------   -------------   --------------
Revenues:

Premiums and policy fees                 $     5,006,069 $     5,594,757 $    15,839,391 $     17,794,387
Reinsurance premiums and policy fees            (868,708)     (1,124,450)     (2,378,771)      (2,785,347)
Net investment income                          3,557,702       3,927,944      11,503,804       12,189,927
Realized investment gains and (losses), net       32,798         (20,096)         45,392          219,943
Other income                                     235,413          93,411         387,044          334,961
                                           --------------   -------------   -------------   --------------
                                               7,963,274       8,471,566      25,396,860       27,753,871

Benefits and other expenses:

Benefits, claims and settlement expenses:
  Life                                         4,719,889       5,489,010      15,043,502       17,568,271
  Reinsurance benefits and claims               (732,664)       (908,201)     (2,038,346)      (2,492,681)
  Annuity                                        362,899         300,267         930,153          908,193
  Dividends to policyholders                     236,133         247,697         781,983          767,446
Commissions and amortization of deferred
 policy acquisition costs                        123,480         361,588         876,835        1,498,270
Amortization of cost of insurance acquired       387,990         414,237       1,185,860        1,179,385
Operating expenses                             1,573,817       2,095,530       4,856,690        6,656,089
Interest expense                                 108,018          63,110         244,438          338,736
                                           --------------   -------------   -------------   --------------
                                               6,779,562       8,063,238      21,881,115       26,423,709

Income before income taxes, minority interest
 and equity in earnings of investees           1,183,712         408,328       3,515,745        1,330,162

Income tax expense                              (383,753)       (255,842)     (1,087,195)        (431,765)
Minority interest in (income) loss of
 consolidated subsidiaries                      (154,086)         10,683        (463,527)         (95,715)

                                           --------------   -------------   -------------   --------------
Net income                               $       645,873 $       163,169 $     1,965,023 $        802,682
                                           ==============   =============   =============   ==============

Basic earnings per share from continuing
   operations and net income             $          0.18 $          0.04 $          0.52 $           0.20
                                           ==============   =============   =============   ==============

Diluted earnings per share from continuing
 operations and net income               $          0.18 $          0.04 $          0.52 $           0.20
                                           ==============   =============   =============   ==============

Basic weighted average shares outstanding      3,565,462       4,106,057       3,793,886        4,016,027
                                           ==============   =============   =============   ==============

Diluted weighted average shares outstanding    3,565,462       4,106,057       3,793,886        4,016,027
                                           ==============   =============   =============   ==============
                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                  For the nine months ended September 30, 2001
--------------------------------------------------------------------------------------------------

Common stock
  Balance, beginning of year                      $         83,501
  Issued during year                                             0
  Purchase treasury shares                                 (12,327)
                                                    ---------------
  Balance, end of period                                    71,174
                                                    ---------------

Additional paid-in capital
  Balance, beginning of year                            47,730,980
  Issued during year                                             0
  Purchase treasury shares                              (4,881,203)
                                                    ---------------
  Balance, end of period                                42,849,777
                                                    ---------------

Retained earnings (accumulated deficit)
  Balance, beginning of year                            (1,435,335)
  Net income                                             1,965,023     $      1,965,023
                                                     ---------------      ---------------
  Balance, end of period                                   529,688
                                                    ---------------

Accumulated other comprehensive income
  Balance, beginning of year                               335,287
  Other comprehensive income
     Unrealized appreciation on securities,
         net of deferred taxes                           1,327,386            1,327,386
                                                     ---------------      ---------------
  Comprehensive income                                                 $      3,292,409
                                                                         ===============
  Balance, end of period                                 1,662,673
                                                    ---------------

Total shareholders' equity, end of period         $     45,113,312
                                                    ===============
                             See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------------------

                                                                   Nine Months Ended
                                                               September 30,  September 30,
                                                                   2001          2000
                                                               ------------  ------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
  Net income                                                $    1,965,023 $     802,682
  Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Amortization/accretion of fixed maturities                        87,998       127,536
  Realized investment gains                                        (45,392)     (219,943)
  Policy acquisition costs deferred                               (129,000)     (253,000)
  Amortization of deferred policy acquisition costs                639,933     1,036,530
  Amortization of cost of insurance acquired                     1,185,860     1,179,385
  Amortization of costs in excess of net
   assets purchased                                                 67,500        67,500
  Depreciation                                                     272,786       380,486
  Minority interest                                                463,527        95,715
  Change in accrued investment income                              832,488       214,083
  Change in reinsurance receivables                                643,526       976,377
  Change in policy liabilities and accruals                     (1,251,478)   (3,017,121)
  Charges for mortality and administration of
   universal life and annuity products                          (7,094,380)   (7,714,335)
  Interest credited to account balances                          4,368,033     4,648,099
  Change in income taxes payable                                 1,076,855       402,475
  Change in other assets and liabilities, net                   (2,095,175)      202,514
                                                               ------------  ------------
Net cash provided by (used in) operating activities                988,104    (1,071,017)

Cash flows from investing activities:
  Proceeds from investments sold and matured:
  Fixed maturities held for sale                                15,250,000     5,357,593
  Fixed maturities matured                                      43,515,439    21,813,939
  Equity securities                                              2,240,967             0
  Mortgage loans                                                11,156,017     3,610,398
  Real estate                                                    1,334,693     2,588,702
  Policy loans                                                   2,281,517     2,251,846
  Other long-term investments                                            0       906,278
  Short-term                                                     2,154,528       413,230
                                                               ------------  ------------
Total proceeds from investments sold and matured                77,933,161    36,941,986
Cost of investments acquired:
  Fixed maturities held for sale                               (56,082,030)  (19,072,012)
  Fixed maturities                                              (1,124,925)            0
  Equity securities                                             (1,143,724)   (1,763,354)
  Mortgage loans                                                (6,654,908)  (16,712,422)
  Real estate                                                     (250,781)     (863,363)
  Policy loans                                                  (1,858,852)   (2,111,781)
  Other long-term investments                                            0      (200,000)
  Short-term                                                    (1,118,435)     (383,250)
                                                               ------------  ------------
  Total cost of investments acquired                           (68,233,655)  (41,106,182)
  Purchase of property and equipment                               (78,888)      (77,094)
  Sale of property and equipment                                   201,064             0
                                                                ------------  ------------
Net cash provided by (used in) investing activities              9,821,682    (4,241,290)

Cash flows from financing activities:
  Policyholder contract deposits                                 8,751,698     9,783,488
  Policyholder contract withdrawals                             (7,276,743)   (8,714,723)
  Purchase of treasury stock                                    (1,123,234)            0
  Purchase of stock of subsidiaries                                (21,600)      (81,624)
  Payments of principal on notes payable                                 0    (1,540,800)
                                                                ------------  ------------
Net cash provided by (used in) financing activities                330,121      (553,659)
                                                               ------------  ------------

Net increase (decrease) in cash and cash equivalents            11,139,907    (5,865,966)
Cash and cash equivalents at beginning of period                15,065,076    21,027,804
                                                                ------------  ------------
Cash and cash equivalents at end of period                  $   26,204,983 $  15,161,838
                                                               ============  ============
                            See accompanying notes.

                              UNITED TRUST GROUP, INC. AND SUBSIDIARIES

                             Notes to Consolidated Financial Statements

1.  Basis of Presentation

The accompanying  consolidated  financial statements are unaudited and have been prepared by United Trust Group,  Inc. ("UTG") and its consolidated  subsidiaries
("Company") pursuant to the rules and regulations of the Securities and Exchange
Commission.   These  consolidated   financial   statements  should  be  read  in
conjunction  with the  consolidated  financial  statements and the notes thereto presented in the Company's  Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

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

At September 30, 2001, significant subsidiaries of United Trust Group, Inc. were as depicted on the following organizational chart.

United Trust Group, Inc. (UTG)
100%
82%
100%
North Plaza of Somerset, Inc. (NORTH PLAZA)
First Commonwealth Corporation (FCC)
Roosevelt Equity Corporation (REC)
100%
Universal Guaranty Life Insurance Company (UG)
88%
Appalachian Life Insurance Company (APPL)
100%
Abraham Lincoln Insurance Company (ABE)

2.  INVESTMENTS

As of September 30, 2001,  fixed  maturities and fixed  maturities held for sale represented  74% of total  invested  assets.  As prescribed by the various state
insurance   department  statutes  and  regulations,   the  insurance  companies'
investment  portfolio is required to be invested in investment  grade securities to provide ample  protection for  policyholders.  The Company does not invest in so-called  "junk  bonds"  or  derivative  investments.  The  liabilities  of the insurance  companies are  predominantly  long-term in nature and therefore,  the companies invest primarily in long-term fixed maturity investments.  At the time of acquisition,  the Company determines the classification of the fixed maturity investment. Investments classified as held for sale are carried at market value.
Investments  classified as held to maturity are carried at amortized cost. As of
September 30, 2001, the carrying  value of fixed maturity  securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.

3.  Notes Payable

At September  30, 2001 and December 31,  2000,  the Company had  $5,703,165  and
$1,817,169 long-term debt outstanding, respectively.

                                    09/30/01     12/31/00
                                    ----------   ----------
Subordinated 20 yr. Notes           1,817,169    1,817,169
Other notes payable                 3,885,996            0
                                   -----------  -----------
                                 $  5,703,165 $  1,817,169
                                   ===========  ===========

A.   Subordinated debt

The subordinated debt was incurred June 16, 1992 as a part of the acquisition of the now dissolved  Commonwealth  Industries  Corporation,  (CIC).  Subsequent to
September  30, 2001,  UTG paid  $1,302,495 of the  outstanding  principal of the subordinated  20 year notes and amended  the  interest  rate on the  outstanding principal  balance of the remaining notes from an 8.5% fixed rate, to a 1% under prime  variable  rate,  with interest to begin accruing at the effective time of the amendments. Prior to these amendments, the 20-year notes accrued interest at the rate of 8 1/2% per annum. A lump sum principal payment on the balance of the notes remains due June 16, 2012.

B.   Other notes payable

The other notes payable were incurred to facilitate  the  repurchase of stock in
April 2001, as outlined in note 11 to these  financial  statements.  These notes bear  interest at the rate of 7% per annum  (paid  quarterly)  with  payments of principal to be made in five equal annual  installments,  the first such payment of principal to be due on April 12, 2002.

The collective  scheduled principal  reductions on these notes for the next five years is as follows:

                     Year               Amount
                   --------          -----------

                     2001             $        0
                     2002                777,199
                     2003                777,199
                     2004                777,199
                     2005                777,199

4.     CAPITAL STOCK TRANSACTIONS

A.  Deferred Compensation Plan

At September  30, 2001 and  December  31, 2000,  the Company held a liability of
$47,533 and  $116,999  relating  to a deferred  compensation  plan that  existed during 1993 and has been  discontinued.  The final  payments due under this plan will be paid in May 2002.  Common stock  options  associated  with this plan all expired on December 31, 2000, with no options being exercised.

B.  Shares Acquired By FSF and Affiliates With Options Granted

On November  20,  1998,  First  Southern  Funding  LLC,  ("FSF") and  affiliates acquired  929,904  shares  of  common  stock  of UTG from  UTG and  certain  UTG shareholders.  As  consideration  for the shares,  FSF paid UTG  $10,999,995 and certain shareholders of UTG $999,990 in cash.

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

5.     EARNINGS PER SHARE

Earnings per share are based on the  weighted  average  number of common  shares outstanding during each year, retroactively adjusted to give effect to all stock splits, in accordance with Statement of Financial  Accounting Standards No. 128.
UTG had no stock  options  outstanding  at September  30, 2001. At September 30,
2000,  UTG had stock  options  outstanding  in the amount of 34,320 at an option price of  $15.00,  and  105,000  at an  option  price of  $17.50,  which are not included in the computation of dilutive  earnings per share,  since the exercise price was greater than the average market price of the common shares. Therefore, for both periods presented, the computation of diluted earnings per share is the same as basic earnings per share.

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

David A. Morlan,  individually and on behalf of all others similarly situated v.
Universal  Guaranty  Life Ins.,  United Trust  Assurance  Co.,  United  Security
Assurance  Co.,  United Trust Group,  Inc. and First  Commonwealth  Corporation,
(U.S. Court of Appeals for the Seventh Circuit, Appeal No. 01-3795)

On April 26, 1999,  the above  lawsuit was filed by David Morlan and Louis Black in the Southern District of Illinois against  Universal  Guaranty Life Insurance
Company ("UG") and United Trust Assurance  Company  ("UTAC")  (merged into UG in
1992).  After the lawsuit was filed,  the plaintiffs,  who were former insurance salesmen, amended their complaint, dropped Louis Black as a plaintiff, and added
United  Security  Assurance  Company  ("USAC"),  UTG and FCC as defendants.  The plaintiffs are alleging that they were employees of UG, UTAC or USAC rather than independent contractors. The plaintiffs are seeking class action status and have asked to recover various employee  benefits,  costs and attorneys' fees, as well as monetary damages based on the defendants' alleged failure to withhold certain taxes.

On  September  18, 2001,  in response to these  briefs,  the case was  dismissed without  predjudice  because Morlan lacked standing to pursue the claims against defendants. The plaintiffs have appealed the dismissal of the case to the United
States Court of Appeals for the Seventh Circuit.

The Company continues to believe that it has meritorious  grounds to defend this lawsuit,  and it intends to defend the case  vigorously.  It  believes  that the defense  and  ultimate  resolution  of the  lawsuit  should  not have a material adverse effect upon the business,  results of operations or financial  condition of the Company. Nevertheless, if the lawsuit were to be successful, it is likely that such  resolution  would have a  material  adverse  effect on the  Company's business, results of operations and financial condition.

During the fourth  quarter of 2000,  the  Company  established  a  liability  of
$500,000  to cover  estimated  legal costs  associated  with the defense of this matter. At September 30, 2001 a $245,860  liability remained for defense of this matter.

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

7.     Other Cash Flow Disclosure

On a cash basis,  the Company paid  $205,414  and  $297,926 in interest  expense during the first nine months of 2001 and 2000,  respectively.  The Company  paid
$60,636  and $6,500 in federal  income tax during the first nine  months of 2001 and 2000,  respectively.  At  September  30,  2001,  the  Company  had  acquired
$4,097,126  in fixed  maturity  investments  for which the cash had not yet been paid.  The  payable  for these  securities  is  included  in the line item other liabilities on the balance sheet.

On July 31,  2000,  First  Southern  Bancorp,  Inc.,  pursuant to the terms of a previous agreement,  converted the $2,560,000 of convertible debt it held of UTG into 204,800 shares of common stock of UTG.

8.     CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial  institutions that at times may exceed federally  insured limits.  The Company  maintains its primary  operating cash accounts with First Southern National Bank ("FSNB"),  a subsidiary of First
Southern Bancorp,  Inc. ("FSB"),  the largest shareholder of UTG. These accounts hold  approximately  $5,000,000  for which  there are no pledges  or  guarantees outside FDIC insurance  limits.  The Company has not  experienced  any losses in such accounts and believes it is not exposed to any  significant  credit risk on cash and cash equivalents.  Mr. Jess Correll is the controlling  shareholder,  a director and officer of each of FSB, FSNB and UTG.

9.     PROPOSED MERGER

On June 5, 2001,  United Trust Group, Inc. (NASDAQ Small Cap Market symbol UTGI)
and FCC  jointly  announced  their  respective  Boards of  Directors  approved a definitive  agreement  whereby UTG would  acquire the  remaining  common  shares
(approximately  18%) of FCC which UTG does not currently own. Under the terms of the agreement,  FCC will be merged with and into UTG, with UTG continuing as the surviving entity in the merger.

Pursuant  to the merger  agreement,  UTG will pay $250 in cash for each share of
FCC common stock not held by United Trust Group.  The  transaction is subject to various  conditions  precedent set forth in the merger agreement,  including the approval of the transaction by the  shareholders of FCC. FCC plans to submit the transaction to the vote of the FCC  shareholders to be held at a special meeting to be called for that purpose.  Shareholders  of FCC are urged to read the Proxy
Statement when it becomes available.

10.    REVERSE STOCK SPLIT

On June 5, 2001, the board of directors of Appalachian Life Insurance Company, a
West  Virginia  corporation  and  then 88%  owned  indirect  subsidiary  of FCC, approved,  subject to  shareholder  and any  required  regulatory  approvals,  a reverse split of the common stock of Appalachian Life Insurance  Company.  Under the terms of the reverse  stock  split,  any  shareholder  of  Appalachian  Life
Insurance  Company who owns less than 118,700 shares prior to the effective time of the reverse  split would  receive a cash  payment  based upon $6.50 per share
(pre-reverse stock split) of Appalachian Life Insurance Company, and Appalachian
Life  Insurance  Company  would  become a wholly owned  subsidiary  of Universal
Guaranty Life Insurance Company, a wholly owned subsidiary of FCC.

Subsequent to the reporting period for this quarterly filing,  the reverse stock split and the amendment to the Articles of  Incorporation  of  Appalachian  Life
Insurance  Company  to  effect  the same was  approved  by the  shareholders  of
Appalachian Life Insurance Company,  and the required  regulatory  approvals and clearances  were  received.  The reverse stock split was effected on October 26,
2001. At that time,  Appalachian  Life  Insurance  Company became a wholly owned subsidiary  of  Universal  Guaranty  Life  Insurance  Company,  a  wholly  owned subsidiary of FCC.

11.    STOCK REPURCHASES

In April 2001,  UTG  completed the purchase of 22,500 shares of UTG common stock and 544  shares of First  Commonwealth  Corporation  common  stock from James E.
Melville and family pursuant to the Melville Purchase  Agreement in exchange for five  year  promissory  notes  of UTG  in the  aggregate  prinicipal  amount  of
$288,800.  Also, in April 2001,  UTG completed the purchase of 559,440 shares of
UTG common stock from Larry E. Ryherd and family pursuant to the Ryherd Purchase
Agreement  in exchange  for cash and a five-year  promissory  note of UTG in the principal amount of $3,527,494 (see note 3B "Other notes payable").

In April 2001, UTG also purchased in a separate transaction 10,891 shares of UTG common stock from Robert E. Cook for cash and a five-year promissory note of UTG in the principal amount of $69,702 (see note 3B "Other notes payable").

On June 5, 2001, the board of directors of UTG  authorized  the repurchase  from time to time in the open market or in privately negotiated transactions of up to
$1 million of UTG's  common  stock.  Repurchased  shares will be  available  for future issuance for general  corporate  purposes.  Through October 31, 2001, UTG has spent $92,055 in the acquisition of 14,610 shares under this program.

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

3.   Changes  in the  regulation  of  financial  services  and  other  insurance
     regulatory   initiatives  and   developments,   including  bank  sales  and
     underwriting  of  insurance  products,  which may  affect  the  competitive environment for the Company's products.

4.   Other factors affecting the performance of the Company,  including, but not limited to, market conduct  claims,  insurance  industry  insolvencies,  an unfavorable  outcome  of  pending  litigation,  stock  market  performance, investment  performance,  and any  uncertainty  of the  impact of events of
     September 11, 2001 and related events thereafter.

Results of Operations

(a) Revenues

Premiums and policy fee revenues,  net of reinsurance  premiums and policy fees, decreased 10% when comparing the first nine months of 2001 to 2000 and decreased
7% for the third quarter  comparison.  The Company  currently  writes little new traditional  business,  consequently,  traditional premiums will decrease as the amount  of  traditional  business  in-force  decreases.  Collected  premiums  on universal life and interest  sensitive products is not reflected in premiums and policy  revenues  because  Generally  Accepted  Accounting  Principles  ("GAAP")
requires  that  premiums  collected  on these  types of  products  be treated as deposit liabilities rather than revenue.  Unless the Company acquires a block of in-force  business  or  marketing  changes  its focus to  traditional  business, premium revenue will continue to decline.

Net investment  income decreased 6% when comparing the first nine months of 2001 to 2000 and  decreased 9% for the third  quarter  comparison.  During 2000,  the
Company  received  $632,000 in  investment  earnings  from a joint  venture real estate  development  project that was completed in the first quarter of 2000. In addition,  the prime rate was 3.50% lower at  September  30, 2001 than it was at
September 30, 2000. This resulted in lower earnings on short-term  funds as well
as  on  longer-term  investments  acquired.   Investment  income  declines  were
partially  offset by an  increase  in  mortgage  loan  activity.  Mortgage  loan interest was $2,227,000 for the first nine months of 2001 compared to $1,095,000 in the same period of 2000.  Yields on these loans were  approximately 2% higher than on fixed maturities the Company would otherwise have acquired.

The Company's  investments are generally  managed to match related insurance and policyholder liabilities.  The comparison of investment return with insurance or investment  product crediting rates establishes an interest spread.  The Company monitors investment yields, and when necessary (and if permitted under the terms of the  insurance  product or policy)  adjusts  credited  interest  rates on its insurance products to preserve targeted interest spreads, ranging from 1% to 2%.
It is expected  that  monitoring  of the  interest  spreads by  management  will provide the necessary  margin to adequately  provide for associated costs on the insurance  policies  the  Company  currently  has in force and will write in the future.  At the  March  2001  Board of  Directors  meeting,  the  Boards  of the insurance  subsidiaries of UTG lowered  crediting rates one-half  percent on all rate-adjustable  products that could be lowered.  With this latest reduction the vast  majority of the  Company's  rate-adjustable  products are lowered to their guaranteed  minimum  rates,  and as such,  cannot be lowered any further.  These adjustments  were in response  to  continued  declines in interest  rates in the marketplace.  The  decrease is expected to result in  approximately  $500,000 in interest  crediting savings annually,  when fully  implemented.  Policy interest crediting  rate changes  become  effective on an individual  policy basis on the next policy anniversary.  Therefore,  it will take a full year from the time the change is determined for the full impact of such change to be realized.

(b) Expenses

Benefits, claims and settlement expenses net of reinsurance benefits and claims, decreased  14% in 2001  compared  to 2000 for the first  nine  month  period and decreased  13% for the third  quarter  comparison.  Death  benefit  claims  were approximately  $1,435,000  less than the prior nine month period.  Policy claims vary  from  year to year and  therefore,  fluctuations  in  mortality  are to be expected and are not considered unusual by management.  The reserve decreases on interest  sensitive business in force is due to the interest crediting rates and decrease  in death  benefit  claims.  Reserves  continue to increase on in-force policies as the age of the insureds increases.

Operating  expenses  decreased  27% in 2001  compared to 2000 for the first nine month period and  decreased  25% for the third  quarter  comparison.  During the third quarter  2000,  the Company  settled a legal matter for  $550,000.  At the
March 27, 2000 Board of Directors meeting, UTG, FCC and each of their affiliates accepted  the  resignation  of Larry  E.  Ryherd  as  Chairman  of the  Board of
Directors and Chief Executive Officer of those respective companies.  Mr. Ryherd had 28 months remaining on an employment contract with the Company at the end of
March 2000. As such, a charge of $933,333 was incurred in first quarter 2000 for the remainder of this contract.  Additionally,  the Company accrued  $125,000 in expenses  in the  first  quarter  2000  related  to  severance  costs  from  the termination  of three  employees.  Exclusive  of the above  accruals,  operating expenses declined 13% from the prior year nine months primarily as the result of lower salary and related employee costs.

Interest expense decreased 28% in the first nine months of 2001 compared to 2000 and  increased  71% for the third  quarter  results.  At September  30, 2001 and
September 30, 2000, UTG had $5,703,165 and 1,817,169 in long-term  debt.  During
2000,  the Company  repaid  $4,100,800 of its debt.  In April 2001,  the Company issued  $3,885,996 in new debt to purchase  common stock owned  primarily by two former officers and directors of the Company and their respective families.

(c) Net income

The  Company  reported a net income of  $1,965,023  for the first nine months of
2001  compared to $802,682 in 2000 and net income of $645,873 for third  quarter
2001 compared to $163,169 for third quarter 2000.  The increase in net income is primarily  attributable  to the decrease in death benefit  claims in addition to the decrease in operating expenses from the previous year.

Financial Condition

Total shareholder's  equity decreased  approximately  $1,601,000 as of September
30,  2001  compared to  December  31,  2000.  This is  primarily  due to the UTG acquisition  of its common  stock in April of 2001 from two former  officers and directors of the Company and their respective families.

Investments represent approximately 68% and 71% of total assets at September 30,
2001 and December  31,  2000,  respectively.  Accordingly,  investments  are the largest asset group of the Company.  The Company's  insurance  subsidiaries  are regulated by insurance  statutes and  regulations  as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of  investment.  In light of these  statutes and  regulations,  and the
Company's  business and  investment  strategy,  the Company  generally  seeks to invest in high quality low risk investments.

In 1999, the Company began investing more of its funds in mortgage  loans.  This is the result of increased mortgage investment  opportunities  available through
First  Southern  National  Bank  ("FSNB"),  an affiliate of Jesse  Correll.  Mr.
Correll and his affiliates control a majority of the outstanding common stock of
UTG, and Mr.  Correll is the Chairman and CEO of, as well as a director of, UTG,
FCC and  their  three  insurance  company  subsidiaries.  FSNB has been  able to provide the Company with additional  opportunities  to participate in commercial and residential  mortgage loans,  which provide more attractive  yields than the
traditional  bond  market.   During  2001,  the  Company  issued   approximately
$4,535,000 in new mortgage loans.  These new loans were originated  through FSNB and funded by the  Company  through  participation  agreements  with FSNB.  FSNB services the loans covered by these participation  agreements.  The Company pays
FSNB a .25% servicing fee on these loans and a one-time fee at loan  origination of .50% of the original loan amount to cover costs  incurred by FSNB relating to the  processing and  establishment  of the loan. The loans issued in 2001 had an average yield of  approximately  7.49%.  The Company  anticipates  continuing to primarily  invest in mortgage  loans and  government  agency bonds for the short period.  All mortgage  loans held by the Company are first position  loans.  The
Company has no loans that are in default and in the  process of  foreclosure  at
September 30, 2001.

The liabilities are predominantly long-term in nature and therefore, the Company invests  in  long-term  fixed  maturity  investments  that are  reported  in the financial  statements at their  amortized  cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments.  The Company does not own any derivative  investments  or "junk bonds".  As of September 30, 2001, the carrying  value of fixed  maturity  securities in default as to principal or interest was immaterial in the context of consolidated  assets or  shareholders'
equity. The Company has identified securities it may sell and classified them as
"investments  held for sale".  Investments  held for sale are carried at market, with  changes in market  value  charged  directly to  shareholders'  equity.  To provide  additional  flexibility and liquidity,  the Company has categorized all fixed  maturity  investments  acquired in 2000 and 2001 as  available  for sale.
Securities  originally classified as available for sale have since matured, thus reducing the amount of securities carried in this category. It was determined it would  be in the  Company's  best  financial  interest  to  classify  these  new purchases as available for sale to provide additional liquidity.

Liquidity and Capital Resources

The  Company  has  three  principal  needs for cash - the  insurance  companies'
contractual obligations to policyholders,  the payment of operating expenses and the servicing of its long-term debt.  Cash and cash  equivalents as a percentage of total assets were 8% and 4% as of September 30, 2001,  and December 31, 2000,
respectively. Fixed maturities as a percentage of total invested assets were 74%
and 71% as of September 30, 2001 and December 31, 2000, respectively.

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

Cash  provided by (used in) operating  activities  for the first nine months was
$988,104 and $(1,071,017) in 2001 and 2000, respectively.  The net cash provided by (used in) operating activities plus net policyholder  contract deposits after the payment of policyholder  withdrawals equaled $2,463,059 in 2001 and $(2,252)
in 2000.  Management  utilizes this measurement of cash flows as an indicator of
the  performance  of  the  Company's  insurance   operations,   since  reporting
regulations  require cash inflows and outflows  from  universal  life  insurance products to be shown as financing activities when reporting on cash flows.

Cash  provided by (used in) investing  activities  for the first nine months was
$9,821,682  and  $(4,241,290),   for  2001  and  2000,  respectively.  The  most
significant  aspect of cash used in investing  activities are the fixed maturity transactions.  Fixed  maturities  account  for 84% and 46% of the total  cost of investments  acquired  in 2001  and  2000,  respectively.  The  Company  has not
directed  its  investable   funds  to  so-called   "junk  bonds"  or  derivative
investments.

Net cash  provided by (used in) financing  activities  for the first nine months was  $330,121  and  $(553,659)  for 2001 and  2000,  respectively.  Policyholder contract deposits decreased 11% in 2001 compared to 2000.  Policyholder contract withdrawals decreased 17% in 2001 compared to 2000.

At September 30, 2001,  the Company had a total of $5,703,165 in long-term  debt outstanding.  In  April  2001,  the  Company  issued  $3,885,996  in new debt in exchange for the  acquisition  of UTG and FCC common stock.  This debt will bear interest at a rate of 7% per annum with payments of principal to be made in five equal annual  installments due until maturity in 2006.  Management  believes the existing  debt will be  serviced  through  sources  that  include  current  cash balances of UTG, expected future operating  cashflows and repayment of affiliate receivables  held by UTG. The proposed  merger of UTG and FCC (see note 9 to the financial  statements) will result in the addition of approximately $2.5 million in additional debt through draws on a line of credit. Interest on this debt will accrue at a floating rate equal to prime.  Subsequent to September 30, 2001, UTG paid $1,302,495 of the outstanding  principal on its  subordinated 20 year notes
(see note 3A to the financial statements).

UTG is a holding company.  Funds required to meet its debt service  requirements and other expenses are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on its earnings received on notes receivable from  FCC.  At  September  30,  2001,  substantially  all  of  the  consolidated shareholders equity represents net assets of its subsidiaries. Cash requirements of UTG primarily relate to servicing its long-term debt. The Company's insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance,  which have come under scrutiny by many state insurance departments.  The payment of cash dividends to shareholders is not legally  restricted.  However,  insurance  company dividend  payments are regulated  by the state  insurance  department  where the  insurance  company is domiciled. UTG is the ultimate parent of UG through ownership of FCC. UG can not pay a dividend directly to UTG due to the ownership  structure.  Please refer to
Note 1 of the Notes to the  Consolidated  Financial  Statements.  UG's  dividend limitations are described below without effect of the ownership structure.

Ohio  domiciled   insurance  companies  such  as  UG  require  five  days  prior notification  to the  insurance  commissioner  for the  payment  of an  ordinary dividend.  Ordinary  dividends  are  defined  as the  greater  of: a) prior year statutory  earnings or b) 10% of  statutory  capital and  surplus.  For the year ended December 31, 2000, UG had a statutory gain from operations of $75,150.  At
December 31, 2000, UG's statutory  capital and surplus  amounted to $14,288,015.
Extraordinary  dividends  (amounts in excess of ordinary  dividend  limitations)
require prior approval of the insurance commissioner and are not restricted to a specific calculation.

Management   believes  the  overall  sources  of  liquidity  available  will  be sufficient to satisfy its financial obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk relates,  broadly, to changes in the value of financial  instruments that arise from adverse  movements in interest rates,  equity prices and foreign exchange rates. The Company is exposed  principally to changes in interest rates which affect the market  prices of its fixed  maturities  available for sale and its variable rate debt outstanding.  The Company's exposure to equity prices and foreign currency  exchange rates is immaterial.  The information is presented in
U.S. Dollars, the Company's reporting currency.

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
                                     September 30, 2001
---------------------------------------------------------------------------------------------
                                   Expected maturity date
---------------------------------------------------------------------------------------------
                  2001     2002     2003     2004     2005    Thereafter   Total    Fair
                                                                                     value
---------------- -------- -------- -------- -------- -------- ---------- ---------- ---------
Long term debt
---------------- -------- -------- -------- -------- -------- ---------- ---------- ---------
  Fixed rate           0  777,199  777,199  777,199  777,199  2,594,369  5,703,165  5,917,444
---------------- -------- -------- -------- -------- -------- ---------- ---------- ---------
  Avg. int. rate       0     7.0%     7.0%     7.0%     7.0%      8.05%      7.48%
---------------- -------- -------- -------- -------- -------- ---------- ---------- ---------
  Variable rate        0        0        0        0        0          0          0         0
---------------- -------- -------- -------- -------- -------- ---------- ---------- ---------
  Avg. int. rate       0        0        0        0        0          0          0
---------------- -------- -------- -------- -------- -------- ---------- ---------- ---------

                           PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

See Note 6 to the Financial  Statements included in Part I of this filing for an update of the David A.  Morlan  legal  matter  reported  on  previous  quarterly filings.

ITEM 2.  CHANGE IN SECURITIES.

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5.  OTHER INFORMATION.

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

NONE

(b)     Reports on form 8K

NONE

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                            UNITED TRUST GROUP, INC.
                                  (Registrant)

Date:   November 5, 2001                           By /s/ Randall L. Attkisson
--------------------------                            ---------------------------------
                                                      Randall L. Attkisson
                                                      President, Chief Operating Officer
                                                         and Director

Date:   November 5, 2001                           By /s/ Theodore C. Miller
--------------------------                            ---------------------------------
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

                            UNITED TRUST GROUP, INC.
                                  (Registrant)

Date:   November 5, 2001                           By /s/ Randall L. Attkisson
--------------------------                            ---------------------------------
                                                      Randall L. Attkisson
                                                      President, Chief Operating Officer
                                                         and Director

Date:   November 5, 2001                           By /s/ Theodore C. Miller
--------------------------                            ---------------------------------
                                                      Theodore C. Miller
                                                      Senior Vice President
                                                         and Chief Financial Officer