Form 10-K
period 2001-12-31
UNITED TRUST GROUP INC
filed 2002-03-26
CIK 832480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001       Commission File Number 0-16867

                            UNITED TRUST GROUP, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                             5250 SOUTH SIXTH STREET
                                  P.O. BOX 5147
                             SPRINGFIELD, IL 62705
          -----------------------------------------------------------
          (Address of principal executive offices, including zip code)

           ILLINOIS                                              37-1172848
-------------------------------                                 ----------------
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                              Identification No.)

Registrant's telephone number, including area code: (217) 241-6300

Securities registered pursuant to Section 12(b) of the Act:
                                                           Name of each exchange
Title of each class                                         on which registered
-------------------                                         --------------------
      None                                                                  None

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

The aggregate market value of voting stock (Common Stock) held by non-affiliates of the registrant as of March 1, 2002, was $10,157,785.

At March 1, 2002,  the  Registrant  had 3,519,065  outstanding  shares of Common
Stock, stated value $.02 per share.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                            UNITED TRUST GROUP, INC.
                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 2001

   ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND
            RELATED SHAREHOLDER MATTERS.......................................18
   ITEM 6.  SELECTED FINANCIAL DATA...........................................19
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.........................................20
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................31
   ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K..............................................77

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

At December 31, 2001, significant majority-owned  subsidiaries of the Registrant were as depicted on the following organizational chart:

United Trust Group, Inc.
(UTG)
100%
82%
100%
North Plaza of
Somerset, Inc.
(NORTH PLAZA)
First Commonwealth
Corporation
(FCC)
Roosevelt Equity
Corporation
(REC)
100%
Universal Guaranty
Life Insurance Company
(UG)
100%
Appalachian Life
Insurance Company
(APPL)
100%
Abraham Lincoln
Insurance Company
(ABE)

This  document at times will refer to the  Company's  largest  shareholder,  Mr.
Jesse T. Correll and certain  companies  controlled by Mr. Correll.  Mr. Correll
holds  a  majority   ownership  of  First  Southern   Funding  LLC,  a  Kentucky
corporation,  ("FSF") and First Southern Bancorp,  Inc. ("FSBI"), a bank holding company that operates out of 14 locations in central  Kentucky.  Mr.  Correll is
Chairman  of the  Board  of  Directors  of UTG and is  currently  UTG's  largest shareholder  through  his  ownership  control of FSF,  FSBI and  affiliates.  At
December  31,  2001  Mr.  Correll  owns  or  controls  directly  and  indirectly approximately 60% of UTG.

On  September  4, 2001,  FSF and FSBI (and their  principals)  restructured  the manner in which  they  hold  shares of UTG by  forming a new  limited  liability
company  under  Kentucky  law,  First  Southern  Holdings,   LLC  ("FSH").  FSBI
contributed  to FSH shares of UTG common  stock held by it and cash in  exchange for a 99%  membership  interest  in FSH.  FSF  contributed  to FSH shares of UTG common stock held by it,  subject to notes  payable which were assumed by FSF in exchange for a 1% membership interest in FSH.

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

On November 20, 1998, FSF and affiliates acquired 929,904 shares of common stock of UTG from UTG and certain UTG  shareholders.  As consideration for the shares,
FSF paid UTG  $10,999,995  and  certain  shareholders  of UTG  $999,990 in cash.
Following this transaction,  FSF and its affiliates were the largest shareholder of UTG. At December 31, 2001, Mr. Jess Correll controls approximately 60% of the outstanding  common stock of UTG either directly or through  various  affiliated entities including FSH.

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

On December  31,  1999,  UTG and Jesse T.  Correll  entered  into a  transaction whereby Mr. Correll,  in combination with other individuals,  made an additional equity  investment in UTG. Under the terms of the Stock  Acquisition  Agreement,
Mr.  Correll and certain of his affiliates  contributed  their 100% ownership of
North Plaza of  Somerset,  Inc. to UTG in exchange  for 681,818  authorized  but unissued shares of UTG common stock.  The Board of Directors of UTG approved the transaction at their regular  quarterly  board meeting held on December 7, 1999.
North Plaza of Somerset,  Inc. owned for investment  purposes, a shopping center in Somerset, Kentucky, approximately 12,000 acres of timberland in Kentucky, and a 50% partnership interest in an additional 11,000 acres of Kentucky timberland.
North Plaza had no debt. The net assets were valued at $7,500,000, which equates to  $11.00  per  share  for  the new  shares  of UTG  that  were  issued  in the transaction.

On October 26, 2001,  APPL effected a reverse stock split,  as a result of which
(i) it became a  wholly-owned  subsidiary  of UG, and an  indirect  wholly-owned subsidiary  of FCC and UTG,  and  (ii) its  minority  shareholders  received  an aggregate  of  $1,055,294.50  in respect of their  shares.  Prior to the reverse stock split, UG owned 88% of the outstanding shares of APPL.

PRODUCTS

UG's portfolio consists of two universal life insurance products. Universal life insurance is a form of permanent  life insurance  that is  characterized  by its flexible  premiums,  flexible face amounts,  and unbundled pricing factors.  The primary  universal life insurance  product is referred to as the "Century 2000".
This product was introduced to the marketing  force in 1993.  This product has a minimum  face amount of $25,000  and  currently  credits  4.5%  interest  with a guaranteed  rate of 4.5% in the first 20 years  and 3% in years 21 and  greater.
The policy values are subject to a $4.50 monthly  policy fee, an  administrative load and a premium  load of 6.5% in all years.  The premium  and  administrative loads are a general expense charge,  which is added to a policy's net premium to cover the insurer's cost of doing business.  A premium load is assessed upon the receipt of a premium payment.  An administrative  load is a monthly  maintenance charge. The administrative  load and surrender charge is based on the issue age, sex and rating  class of the policy.  A surrender  charge is  effective  for the first 14 policy  years.  In general,  the  surrender  charge is very high in the early years and then  declines to zero at the end of 14 years.  Policy loans are available  at 7% interest  in advance.  The  policy's  accumulated  fund will be credited the  guaranteed  interest  rate in relation to the amount of the policy loan.

The second universal life product referred to as the "UL90A", has a minimum face amount of $25,000.  The  administrative  load is based on the issue age, sex and rating class of the policy. Policy fees vary from $1 per month in the first year to $4 per  month in the  second  and  third  years  and $3 per  month  each year thereafter.  The UL90A  currently  credits 4.5% interest with a 4.5%  guaranteed interest rate.  Partial  withdrawals,  subject to a remaining  minimum $500 cash surrender value and a $25 fee, are allowed once a year after the first duration.
Policy loans are available at 7% interest in advance.  The policy's  accumulated fund will be credited the guaranteed  interest rate in relation to the amount of the policy loan.  Surrender  charges are based on a percentage of target premium starting  at 120% for years 1-5 then  grading  downward to zero in year 15. This
policy   contains  a  guaranteed   interest   credit  bonus  for  the  long-term
policyholder.  From years 10 through  20,  additional  interest  bonuses  can be earned if certain  criteria are met,  primarily  relating to the total amount of premiums  paid,  with a total in the  twentieth  year of  1.375%.  The  bonus is credited from the policy issue date and is contractually guaranteed.

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

APPL markets traditional non-participating products that include the 10-pay life traditional  product and preferred whole life plans. The 10-pay life traditional product is a limited pay product  whereby the owner pays premiums over a 10-year period.  At the end of the  10th  year,  no  further  premiums  are paid and the insurance remains in-force. The preferred whole life plan is a traditional whole life  product  similar to 10-pay life plan other than  premiums are payable over the entire life of the contract.

The Company believes its premium rates are competitive with other insurers doing business in the states in which the Company is marketing its products.

The Company markets other products,  none of which is significant to operations.
The Company has a variety of policies in force  different from those,  which are currently being marketed.  Interest sensitive products including  universal life and excess  interest  whole life  ("fixed  premium  UL")  account for 57% of the insurance in force. Approximately 22% of the insurance in force is participating business,  which represents  policies under which the policyowner  shares in the
insurance  companies   statutory   divisible  surplus.   The  Company's  average
persistency  rate for its policies in force for 2001 and 2000 has been 91.6% and
89.8%,  respectively.  The Company does not anticipate any material fluctuations in rates in the future that may result from competition.

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

MARKETING

New business  production has been declining the past several years. In 2001, the
Companies issued 118 universal life insurance contracts and 323 traditional life insurance contracts. In 1999 management significantly scaled back on home office support  of  marketing  efforts  in  response  to  the  declining  new  business production  adjusting  expense levels  relating to new business  consistent with current production.  Management currently places little emphasis on new business production,  believing the  Companies  could better  utilize their  resources in other ways. In 2001, the Company  increased its emphasis on policy  retention in an attempt to improve current persistency levels. In this regard, several of the home office staff have become  licensed  insurance  agents enabling them broader abilities when dealing with the customer in regards to their  existing  policies and possible alternatives. This program is relatively new, but early indications are generally positive.  Management will continue to monitor the results of this program and make adjustments as deemed necessary.

Excluding  licensed home office personnel,  UG has a total of 25 general agents.
UG primarily  markets its products in the Midwest  region with most sales in the states of  Illinois  and Ohio.  APPL has a total of 3 active  agents  who market primarily to rural  customers in the state of West  Virginia.  ABE has no active agents.  No  individual  sales  agent  accounted  for over 10% of the  Company's premium volume in 2001. The Company's sales agents do not have the power to bind the Company.

ABE is licensed to sell life insurance in Alabama, Arizona,  Illinois,  Indiana,
Louisiana and Missouri.  During 2001, Illinois and Indiana accounted for 36% and
38%, respectively of ABE's direct premiums collected.

APPL is licensed to sell life insurance in Alabama, Arizona, Arkansas, Colorado,
Georgia,  Illinois,  Indiana, Kansas, Kentucky,  Louisiana,  Missouri,  Montana,
Nebraska, Ohio, Oklahoma, Pennsylvania, Tennessee, Utah, Virginia, West Virginia
and Wyoming.  During 2001,  West  Virginia  accounted  for 87% of APPL's  direct premiums collected.

UG is licensed to sell life insurance in Alabama, Arizona,  Arkansas,  Colorado,
Delaware,  Florida,  Georgia, Idaho, Illinois,  Indiana, Iowa, Kansas, Kentucky,
Louisiana,  Massachusetts,  Minnesota, Mississippi, Missouri, Montana, Nebraska,
Nevada,  New Mexico,  North  Carolina,  North Dakota,  Ohio,  Oklahoma,  Oregon,
Pennsylvania,  Rhode Island,  South Carolina,  South Dakota,  Tennessee,  Texas,
Utah, Virginia,  Washington,  West Virginia and Wisconsin. During 2001, Illinois
accounted for 20%, and Ohio accounted for 32% of direct premiums  collected.  No other state accounted for more than 6% of direct premiums collected in 2001.

In 2001,  $22,864,330  of total direct  premium was  collected by the  insurance subsidiaries.  Ohio  accounted  for 28%,  Illinois  accounted  for 18%, and West
Virginia accounted for 12% of total direct premiums collected.

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

Benefit  reserves for  universal  life  insurance  and interest  sensitive  life insurance  products  are  computed  under a  retrospective  deposit  method  and represent policy account balances before applicable  surrender  charges.  Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances.  Interest crediting rates for universal life and  interest  sensitive  products  range  from 4.0% to 5.5% for the year  ended
December  31,  2001 and 4.5% to 5.5% for the years ended  December  31, 2000 and
1999.

REINSURANCE

As is customary in the insurance  industry,  the insurance  subsidiaries  of the
Company cede insurance to, and assume insurance from, other insurance  companies under  reinsurance  agreements.  Reinsurance  agreements are intended to limit a life insurer's maximum loss on a large or unusually  hazardous risk or to obtain a  greater  diversification  of  risk.  The  ceding  insurance  company  remains primarily  liable with respect to ceded insurance should any reinsurer be unable to meet the obligations  assumed by it. However,  it is the practice of insurers to reduce  their  exposure to loss to the extent  that they have been  reinsured with  other  insurance  companies.  The  Company  sets a limit on the  amount of insurance  retained on the life of any one person.  The Company  will not retain more than $125,000,  including  accidental  death benefits,  on any one life. At
December 31, 2001, the Company had gross insurance in force of $2.630 billion of which approximately $654 million was ceded to reinsurers.

The Company's  reinsured business is ceded to numerous  reinsurers.  The Company believes the assuming  companies are able to honor all contractual  commitments, based on the Company's periodic reviews of their financial statements, insurance industry reports and reports filed with state insurance departments.

Currently,  the Company is utilizing reinsurance  agreements with Business Mens'
Assurance Company,  ("BMA") and Life Reassurance  Corporation of America, ("LIFE
RE").  Recently,  Swiss Re Life and Health America Incorporated merged into LIFE
RE and  the  merged  entity  was  renamed  Swiss  Re  Life  and  Health  America
Incorporated  ("SWISS RE").  BMA and SWISS RE currenty hold an "A"  (Excellent), and "A++" (Superior)  rating,  respectively,  from A.M. Best, an industry rating company.  The reinsurance  agreements were effective December 1, 1993, and cover all new business of the Company.  The  agreements  are a yearly  renewable  term
("YRT")  treaty where the Company cedes  amounts  above its  retention  limit of
$100,000 with a minimum cession of $25,000.

UG entered a  coinsurance  agreement  with Park  Avenue Life  Insurance  Company
("PALIC") as of September 30, 1996.  Under the terms of the agreement,  UG ceded to PALIC substantially all of its paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  PALIC and  its  ultimate  parent  The  Guardian  Life  Insurance  Company  of  America
("Guardian"),  currently hold an "A"  (Excellent),  and "A+" (Superior)  rating, respectively,  from A.M. Best, an industry  rating  company.  The agreement with
PALIC  accounts for  approximately  66% of the  reinsurance  receivables,  as of
December 31, 2001.

On  September  30,  1998,  UG  entered  into a  coinsurance  agreement  with The
Independent Order of Vikings, an Illinois fraternal  organization ("IOV"). Under the terms of the agreement,  UG agreed to assume on a coinsurance  basis, 25% of the reserves and liabilities arising from all inforce insurance contracts issued by the IOV to its members.  At December 31, 2001, the IOV insurance  inforce was
approximately   $1,696,000,   with  reserves   being  held  on  that  amount  of
approximately $403,500.

On June 1, 2000, UG assumed an already  existing  coinsurance  agreement,  dated
January  1,  1992,  between  Lancaster  Life  Reinsurance  Company,  an  Arizona
corporation   ("LLRC")  and  Investors   Heritage  Life  Insurance   Company,  a
corporation  organized under the laws of the  Commonwealth of Kentucky  ("IHL").
Under the terms of the  agreement,  LLRC  agreed to assume  from IHL a 90% quota share of new issues of credit life and  accident and health  policies  that have been written on or after January 1, 1992 through  various  branches of the First
Southern  National Bank. The maximum amount of credit life insurance that can be assumed on any one individual's  life is $15,000.  UG assumed all the rights and obligations  formerly  held by  LLRC as the  reinsurer  in the  agreement.  LLRC liquidated its charter immediately following the transfer. At December 31, 2001,
IHL has insurance inforce of approximately $4,148,000.

The Company does not have any short-duration  reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2001,
2000 and 1999 was as follows:

                                   Shown in thousands
                     -----------------------------------------------
                         2001             2000             1999
                       Premiums         Premiums         Premiums
                        Earned           Earned           Earned
                     --------------   -------------    -------------
Direct            $        20,333  $        22,970 $         25,539
Assumed                       111               76               20
Ceded                      (3,172)          (3,556)          (3,978)
                     --------------   -------------    -------------
Net premiums      $        17,272  $        19,490 $         21,581
                     ==============   =============    =============

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

The following table reflects net investment income by type of investment.

                                                                December 31,
                                              ------------------------------------------------
                                                    2001           2000            1999
                                                -------------  -------------   -------------
Fixed maturities and fixed maturities
  held for sale                               $   10,831,162 $   11,775,706  $   11,886,968
Equity securities                                    131,263        116,327          91,429
Mortgage loans                                     2,715,834      1,777,374       1,079,332
Real estate                                          488,168        611,494         389,181
Policy loans                                         970,142        997,381         991,812
Other long-term investments                                0        655,418          63,528
Short-term investments                               110,229        158,378         147,726
Cash                                                 606,128        936,433         850,836
                                                -------------  -------------   -------------
Total consolidated investment income              15,852,926     17,028,511      15,500,812
Investment expenses                                 (785,867)      (942,678)       (971,275)
                                                -------------  -------------   -------------
Consolidated net investment income            $   15,067,059 $   16,085,833   $  14,529,537
                                                =============  =============   =============

At December 31,  2001,  the Company had a total of $200,000 in  investment  real estate which did not produce income during 2001.

The following table  summarizes the Company's fixed  maturities  distribution at
December 31, 2001 and 2000 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

             Fixed Maturities
Rating                      % of Portfolio
                           ------------------
                             2001      2000
                           --------  --------
Investment Grade
AAA                           61%       48%
AA                             6%       16%
A                             24%       27%
BBB                            8%        9%
Below investment grade         1%        0%
                           --------  --------
                             100%      100%
                           ========  ========

The  following  table  summarizes  the  Company's  fixed  maturities  and  fixed maturities held for sale by major classification.

                                                         Carrying Value
                                             ----------------------------------------
                                                     2001                  2000
                                               -----------------     -----------------
U.S. government and government agencies      $       43,087,596  $         66,795,111
States, municipalities and political                 11,990,823            15,524,611
 subdivisions
Collateralized mortgage obligations                  54,132,094             9,140,804
Public utilities                                     22,219,127            27,287,454
Corporate                                            42,204,195            46,303,263
                                               -----------------     -----------------
                                             $      173,633,835  $        165,051,243
                                               =================     =================

The following table shows the composition and average  maturity of the Company's investment portfolio at December 31, 2001.

                                           Average
                                           Carrying             Average         Average
       Investments                          Value              Maturity          Yield
       -----------------------------     -------------       --------------     ---------

       Fixed maturities and fixed
          maturities held for sale   $    169,342,539        5 years               6.40%
       Equity securities                    4,491,144        Not applicable        2.92%
       Mortgage Loans                      28,141,783        5 years               9.65%
       Investment real estate              15,761,348        Not applicable        3.10%
       Policy loans                        13,849,678        Not applicable        7.00%
       Short-term investments               1,133,890        190 days              8.25%
       Cash and cash equivalents           15,271,212        On demand             3.97%
                                         -------------
       Total Investments and Cash    $    247,991,594                              6.39%
                                         =============

At December 31, 2001, fixed maturities and fixed maturities held for sale have a combined  market value of  $176,353,850.  Fixed  maturities held to maturity are carried at amortized  cost.  Management has the ability and intent to hold these securities until maturity. Fixed maturities held for sale are carried at market.

The Company holds $581,382 in short-term  investments.  Management  monitors its investment maturities which in their opinion is sufficient to meet the Company's cash  requirements.  Fixed  maturities  of  $17,266,473  mature  in one year and
$84,495,730 mature in two to five years.

The Company holds  $23,386,895  in mortgage  loans,  which  represents 7% of the total assets. All mortgage loans are first position loans.  Before a new loan is issued,  the  applicant  is  subject to  certain  criteria  set forth by Company management  to ensure  quality  control.  These  criteria  include,  but are not limited to, a credit report,  personal financial information such as outstanding debt,  sources of income,  and personal  equity.  Loans issued are limited to no more than 80% of the appraised  value of the property and must be first position against the collateral.

The Company  has one loan of $28,536,  which is in default and in the process of foreclosure.  The  Company  has no loans  which  are under a  repayment  plan or restructuring.  Letters are sent to each mortgagee when the loan becomes 30 days or  more  delinquent.  Loans  90  days  or  more  delinquent  are  placed  on  a non-performing  status and  classified  as delinquent  loans.  Reserves for loan losses are  established  based on  management's  analysis  of the loan  balances compared to the expected  realizable value should  foreclosure take place. Loans are  placed  on a  non-accrual  status  based  on a  quarterly  analysis  of the likelihood of repayment.  All  delinquent and troubled loans held by the Company are loans,  which were held in portfolios  by acquired  companies at the time of acquisition.  Management believes the current internal controls  surrounding the mortgage loan selection process provide a quality portfolio with minimal risk of foreclosure and/or negative financial impact.

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

In 1999, the Company began investing more of its funds in mortgage  loans.  This is the result of increased  mortgage  opportunities  available  through FSNB, an affiliate of Jesse Correll. Mr. Correll is the Chairman and CEO of, as well as a director of, UTG, FCC and their three insurance company  subsidiaries.  FSNB has been able to provide the Company with  additional  expertise  and  experience in underwriting  commercial  and  residential  mortgage  loans,  which provide more attractive  yields than the  traditional  bond market.  During 2001, the Company issued  approximately  $4,535,000  in new mortgage  loans.  These new loans were originated  through  FSNB  and  funded  by  the  Company  through  participation agreements  with FSNB.  FSNB services the loans  covered by these  participation agreements.  The  Company  pays FSNB a .25%  servicing  fee on these loans and a one-time fee at loan  origination  of .50% of the original  loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.

A mortgage  loan  reserve is  established  and  adjusted  based on  management's quarterly  analysis  of the  portfolio  and any  deterioration  in  value of the underlying  property which would reduce the net realizable value of the property below its current  carrying value.  During 2001, the Company sold mortgage loans with a prior allowance of $140,000 and recorded a net loss of $20,000 decreasing the allowance to $120,000  maintained  for potential  mortgage loan losses.  The current  allowance  represents  approximately  50% of the total outstanding loan balances on certain loans identified by management. Although most of these loans are currently in good standing,  due to economic  depression in the region these loans are located, a significant potential for future losses exists.

In  addition,  the Company  also  attempts to ensure that  current and  adequate insurance on the properties  underlying the mortgages is being  maintained.  The
Company  requires  proof of  insurance  on each loan and further  requires to be shown as a  lienholder  on the policy so that any change in  coverage  status is reported  to the  Company.  Proof of  payment  of real  estate  taxes is another monitoring  technique utilized by the Company.  Management  believes a change in insurance status or non-payments of real estate taxes are indicators that a loan is  potentially  troubled.  Correspondence  with the  mortgagee  is performed to determine the reasons for either of these events occurring.

The following table shows a distribution of the Company's mortgage loans by type.

Mortgage Loans                                    Amount      % of Total
---------------------------------------------  -------------  ----------
Commercial - insured or guaranteed           $    1,923,365          8%
Commercial - all other                           18,343,133         78%
Farm                                              2,903,259         12%
Residential - insured or guaranteed                 111,655          1%
Residential - all other                             105,483          1%

The following table shows a geographic  distribution  of the Company's  mortgage loan portfolio and investment real estate.

                    Mortgage          Real
                      Loans          Estate
                    ----------       -------
Alabama                   15%             0%
Illinois                   0%            12%
Indiana                    3%             0%
Kentucky                  69%            51%
Louisiana                  0%             1%
New Hampshire              0%            36%
North Carolina            11%             0%
West Virginia              0%             0%
Other                      2%             0%
                    ----------       -------
Total                    100%           100%
                    ==========       =======

The following table summarizes delinquent mortgage loan holdings of the Company.

Delinquent
90 days or More                       2001            2000           1999
-----------------------------       ----------     -----------     ----------
Non-accrual status             $     164,941   $          0    $          0
Other                                      0         83,972          58,074
Reserve on delinquent
Loans                               (110,000)             0         (10,000)
                                    ----------     -----------     ----------
Total delinquent               $      54,941   $     83,972    $     48,074
                                    ==========     ===========     ==========
Interest income past due
(delinquent loans)             $           0   $      6,975    $      1,296
                                    ==========     ===========     ==========

In process of restructuring    $           0   $          0    $          0
Restructuring on other
Than market terms                          0              0               0
Other potential problem
Loans                                  9,299        215,481         124,883
                                    ----------     -----------     ----------
Total problem loans            $       9,299   $    215,481    $    124,883
                                    ==========     ===========     ==========
Interest income foregone
(restructured loans)           $           0   $          0    $          0
                                    ==========     ===========     ==========

In process of foreclosure      $      28,536   $          0    $          0
                                    ----------     -----------     ----------
Total foreclosed loans         $      28,536   $          0    $          0
                                    ==========     ===========     ==========
Interest income foregone
(restructured loans)           $       2,497   $          0    $          0
                                    ==========     ===========     ==========

See Item 2, Properties, for description of real estate holdings.

COMPETITION

The insurance business is a highly  competitive  industry and there are a number of other  companies,  both stock and mutual,  doing  business in areas where the
Company  operates.  Many of these  competing  insurers  are  larger,  have  more diversified  and established  lines of insurance  coverage,  have  substantially greater financial resources and brand recognition as well as a greater number of agents. Other significant  competitive factors in the insurance industry include policyholder benefits, service to policyholders, and premium rates.

The insurance  industry is a mature industry.  In recent years, the industry has experienced  virtually  no  growth in life  insurance  sales,  though  the aging population  has  increased  the  demand for  retirement  savings  products.  The products  offered (see  Products) by the Company are similar to those offered by other major companies.  The product features are regulated by the states and are subject to  extensive  competition  among  major  insurance  organizations.  The
Company believes a strong service  commitment to  policyholders,  efficiency and flexibility of operations,  timely service to the agency force and the expertise of its key  executives  help reduce the  competitive  pressures  it faces in the insurance industry.

In 1999,  Congress passed legislation  reducing or eliminating certain barriers,
which  existed  between  insurance   companies,   banks  and  brokerages.   This
legislation  opens markets for  financial  institutions  to compete  against one another and to acquire one another across previously established barriers.  This creates both additional  challenges and opportunities for the Company.  The full impact of these changes on the financial  industries is still evolving,  and the
Company continues to watch these changes and how they impact the Company.

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

At  year-end  2001,  UG had one ratio  outside  the normal  range.  The ratio is related to the decrease in premium income.  The decrease was attributable to the continued  business decline in new business writings combined with a decrease in renewal premiums from normal terminations of existing business.  As a result, UG fell slightly outside the normal range for this ratio.

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

    * Or, 2.5 with negative trend.

At December 31, 2001, each of the insurance  subsidiaries has a Ratio that is in
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
exposed.

During  1999,   Congress  passed  the   Gramm-Leach-Bliley   Financial  Services
Modernization  Act,  which  requires  financial   institutions,   including  all
insurers,  to take certain  steps to enhance  privacy  protections  of nonpublic personal  information  for consumers.  It requires  financial  companies to tell consumers how their  financial  information  is protected,  and what a company's financial  information sharing practices are, both within a corporate family and with  unrelated  third parties.  Companies must inform their  customers of their privacy policies and practices at the start of their business relationship,  and then at least once a year for the duration of the  relationship.  Companies also must disclose the types of information that are shared. The privacy  protections under the act became  effective  November 13, 2000.  Financial  institutions had until July 1, 2001, to establish and implement privacy policies. The Company has implemented  new procedures in response to this  legislation and believes it has complied with the requirements of this legislation.

A task force of the NAIC  undertook a project to codify a  comprehensive  set of statutory  insurance  accounting  rules and  regulations.  Project  results were approved by the NAIC with an implementation date of January 1, 2001. Many states in which the Company  does  business  implemented  these new rules with the same effective  date as  proposed  by the NAIC.  The  Company  implemented  these new regulations  effective January 1, 2001 as required.  Implementation of these new rules  to  date  has  not  had a  material  financial  impact  on the  insurance subsidiaries financial position or results of operations.  The NAIC continues to modify and amend issue papers regarding codification.  The Company will continue to monitor this issue as changes and new proposals are made.

EMPLOYEES

There are  approximately  58 persons  who are  employed  by the  Company and its subsidiaries.

ITEM 2.  PROPERTIES

The  following   table  shows  a  breakout  of  property,   net  of  accumulated
depreciation,  owned and  occupied by the Company and the  distribution  of real estate by type.

    Property owned                            Amount            % of Total
    Home Office                            $ 2,167,317              10%

    Investment real estate
    Commercial                              15,841,887              78%
    Residential development                  2,384,564              12%
                                            ----------              ---
                                            18,226,451              90%
                                            ----------              ---
    Grand total                            $20,393,768             100%
                                            ==========             ====

Total  investment real estate holdings  represent  approximately 6% of the total assets of the Company net of accumulated  depreciation  of $169,281 and $307,294 at year-end 2001 and 2000  respectively.  The Company owns an office  complex in
Springfield, Illinois, which houses the primary insurance operations. The office buildings  contain  57,000  square  feet of  office  and  warehouse  space.  The properties are carried at $2,167,317.  Currently, the facilities occupied by the
Company are adequate relative to the Company's present operations.

Commercial  property mainly  consists of North Plaza,  which owns for investment purposes, a shopping center in Somerset, Kentucky, approximately 12,000 acres of timberland in Kentucky,  and a 50% partnership  interest in an additional 11,000 acres of Kentucky timberland.  The timberland is harvested and in various stages of maturity. The property is carried at $9,350,153.

During the fourth  quarter of 2001,  UG  purchased  real  estate from an outside third party through the  formation of an LLC in which UG is a two-thirds  owner.
The other one-third partner is Millard V. Oakley,  who is a Director of both UTG and FCC.  Hampshire Plaza,  LLC consists of a twenty story,  254,000 square foot office  tower,  an attached  72,000  square foot retail  plaza,  and an attached parking garage with approximately 350 parking spaces located in Manchester,  New
Hampshire for $6,333,336.  The Company plans to invest an additional  $2,000,000 over the next few years in order to renovate and improve  existing  office space within the building.  The intent of these improvements would be made in order to lease the office space in the near  future.  A  significant  portion of existing office leases  expires in early to mid 2002. At December 31, 2001,  the property was carried at $6,491,734.

Residential development property is primarily located in Springfield,  Illinois, and entails several  developments,  each targeted for a different segment of the population.  These targets  include a  development  primarily for the first time home buyer, an upscale  development for existing homeowners looking for a larger home, and duplex  condominiums  for those who desire  maintenance free exteriors and  surroundings.  The  Company's  primary  focus  in the  past has been on the development  and sale of lots,  with an  occasional  home  construction  to help stimulate interest.  During 2000,  management determined it would be in the long term best  interests of the Company to  discontinue  development  and attempt to liquidate the remaining properties.

ITEM 3.  LEGAL PROCEEDINGS

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

On September 18, 2001, the case was dismissed without  prejudice because Morlan lacked  standing to pursue the claims against  defendants.  The plaintiffs  have appealed the dismissal of the case to the United States Court of Appeals for the
Seventh Circuit.

In addition to the appeal,  a second action was filed  entitled;  Julie Barrette
Ahrens,  David Dzuiban,  William Milam, David Schneiderman,  individually and on behalf of all others similarly situated vs Universal Guaranty Life, United Trust
Assurance Company,  United Security  Assurance  Company.  United States District
Court for the Southern District of Illinois. Case No: 01-4314-JPG.

The Company continues to believe that it has meritorious  grounds to defend both the original and related lawsuit, and it intends to defend the cases vigorously.
The Company  believes  that the defense and ultimate  resolution  of the lawsuit should  not have a  material  adverse  effect  upon  the  business,  results  of operations or financial condition of the Company.  Nevertheless,  if the lawsuit were to be successful,  it is likely that such resolution  would have a material adverse  effect on the Company's  business,  results of operations and financial condition.  At December 31, 2001, the Company  maintains a liability of $300,000 to cover estimated legal costs associated with the defense of this matter.

ITEM 4.  SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Registrant's  common stock was traded on the NASDAQ Stock Market's Small-Cap
Issues system until the Registrant's  voluntary de-listing on December 31, 2001.
Until that time,  NASDAQ  quotations were listed under the symbol UTGI. With the doubling of annual  listing fees  beginning in 2002 from  previous  years by the
NASDAQ, the Registrant's Board of Directors discussed and approved a decision to voluntarily  de-list  its common  stock from  NASDAQ  effective  at the close of business  on  December  31,  2001.  The  Registrant  remains  a public  company.
Subsequent to December 31, 2001,  the  Registrant's  common stock has traded and will trade in the over-the-counter  market.  Over-the-counter  quotations can be obtained with the UTGI stock symbol.

The following  table shows the high and low bid  quotations  for each  quarterly period  during  the  past  two  years,  without  retail  mark-up,  mark-down  or commission and may not necessarily represent actual transactions.

                                                            BID
                   PERIOD                            LOW           HIGH

2001
                   First quarter                    4.625           6.375
                   Second quarter                   4.510           5.650
                   Third quarter                    5.010           6.600
                   Fourth quarter                   6.100           7.400

                                                            BID
                   PERIOD                            LOW           HIGH

                   2000
                   First quarter                    8.000           9.000
                   Second quarter                   6.063           8.313
                   Third quarter                    6.250           6.500
                   Fourth quarter                   4.000           6.500

Primary Market Maker is:

J.J.B. Hilliard, W.L. Lyons
800-627-3557

UTG has no current  plans to pay  dividends  on its common  stock and intends to retain all earnings for investment in and growth of the Company's business.  The payment  of  future  dividends,  if any,  will be  determined  by the  Board  of
Directors in light of existing  conditions,  including the  Company's  earnings, financial  condition,  business  conditions and other factors deemed relevant by the Board of Directors.  See Note 2 in the accompanying  consolidated  financial statements for information regarding dividend restrictions.

Number of Common Shareholders as of March 1, 2002 is 10,220.

ITEM 6.  SELECTED FINANCIAL DATA

                                      FINANCIAL HIGHLIGHTS
                             (000's omitted, except per share data)
                                    2001          2000         1999         1998         1997
                                  ----------    ---------    ---------    ---------    ----------
Premium income
  net of reinsurance           $    17,272   $   19,490   $   21,581   $   26,396   $    28,639
Total revenues                 $    33,365   $   35,747   $   36,057   $   40,885   $    43,992
Net income (loss)*             $     2,440   $     (696)  $    1,076   $     (679)  $      (559)
Basic income (loss) per share  $      0.65   $    (0.17)  $     0.38   $    (0.39)  $     (0.32)
Total assets                   $   329,524   $  333,620   $  339,161   $  343,196   $   349,300
Total long-term debt           $     4,401   $    1,817   $    5,918   $    9,529   $    21,460
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

4.   Other factors affecting the performance of the Company,  including, but not limited to,  market  conduct  claims,  regulatory  initiatives  or changes, insurance industry insolvencies,  stock market performance,  and investment performance.

Results of Operations

(a) Revenues

Premiums and policy fee revenues,  net of reinsurance  premiums and policy fees, decreased 11% when comparing 2001 to 2000 and 10% from 2000 to 1999. The Company currently writes little new business.  A majority of the new business  currently written is universal life  insurance.  Collected  premiums on universal life and interest  sensitive  products is not  reflected in premiums and policy  revenues because accounting principles generally accepted in the United States of America requires  that  premiums  collected  on these  types of  products  be treated as deposit liabilities rather than revenue.  Unless the Company acquires a block of in-force business or marketing  significantly increases on traditional business, management  expects  premium revenue to continue to decline at a rate consistent with prior experience.  The Companies' average persistency rate for all policies in force for 2001 and 2000 has been approximately 91.6% and 89.8%, respectively.
Persistency  is a measure of  insurance  in force  retained  in  relation to the previous year.

During 2001,  the Company  implemented  a  conservation  effort in an attempt to improve  the  persistency  rate of Company  policies.  Several  of the  customer service  representatives  of the Company have become licensed  insurance agents, allowing them to offer other products within the Company's portfolio to existing customers.  Additionally,  stronger  efforts have been made in policy  retention through more personal  contact with the customer  including  telephone  calls to discuss  alternatives  and reasons for a customer's  request to surrender  their policy.  Previously,  the Company's  agency force was primarily  responsible for conservation efforts. With the decline in the number of agents, their ability to reach these customers  diminished,  making conservation  efforts difficult.  The conservation  efforts  described above are relatively new, but early results are generally  positive.  Management will continue to monitor these efforts and make adjustments  as seen  appropriate  to enhance the future success of the program.
The  Company is  currently  exploring  the  introduction  of a new product to be specifically  used  by  the  licensed  customer  service  representatives  as an alternative to the customer in the conservation  efforts.  The new product is in the very preliminary  design stage.  Introduction of the new product will depend on the  product  competitiveness  and  profitability.

New  business  production  decreased  steadily and  significantly  over the last several years.  New business  production in 2001 was only 8.5% of the production levels in 1996.  The  Company has not placed a strong  emphasis on new  business production in recent years. Costs associated with supporting new business can be significant.  In recent years, the insurance industry as a whole has experienced a decline in the total number of agents who sell insurance  products,  therefore competition has intensified for top producing sales agents. The relatively small size of the Companies, and the resulting limitations, has made it challenging to compete in this area.  In early 1999,  management  determined it could no longer continue to support the costs of new  business in light of the  declining  trend and no  indication  it would reverse  itself.  As such,  at that time,  existing agents were  allowed to continue  marketing  Company  products,  but the Company significantly reduced home office support and discontinued sales leads to agents using existing inforce policies.

The Company has considered the feasibility of a marketing opportunity with First
Southern  National Bank, an affiliate of UTG's largest  shareholder.  Management has  considered  various  products  including  annuity type  products,  mortgage protection products and existing insurance products,  as a possibility to market to all banking  customers.  This potential is believed to be a viable niche, but is not expected to produce significant premium writings.

Net investment income decreased 6% when comparing 2001 to 2000 and increased 11%
when  comparing  2000 to 1999.  During 2000,  the Company  received  $632,000 in investment  earnings from a joint venture real estate  development  project that
was  in  its  latter   stages.   The  earnings  from  this  activity   represent
approximately 4% of the 2000 investment income.

The national  prime rate has declined from 9.5% at December 31, 2000 to 4.75% at
December 31, 2001.  This has resulted in lower  earnings on short-term  funds as well as on longer-term investments acquired.

The overall  investment  yields for 2001,  2000 and 1999,  are 6.39%,  7.01% and
6.45%, respectively.

The Company's  investments are generally  managed to match related insurance and policyholder liabilities.  The comparison of investment return with insurance or investment  product crediting rates establishes an interest spread.  The Company monitors  investment  yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads, ranging from 1%
to 2%. It is expected that monitoring of the interest spreads by management will provide the necessary  margin to adequately  provide for associated costs on the insurance  policies  the  Company  currently  has in force and will write in the future.  At the  March  2001  Board of  Directors  meeting,  the  Boards  of the insurance  subsidiaries lowered crediting rates one half percent on all products that could be lowered.  With this  latest  reduction,  the vast  majority of the
Company's  rate-adjustable  products are now at their guaranteed  minimum rates, and as such,  cannot be lowered any further.  These adjustments were in response to  continued  declines in interest  rates in the  marketplace.  The decrease is expected  to result in  approximately  $500,000 in  interest  crediting  savings annually, when fully implemented.  Policy interest crediting rate changes become effective  on an  individual  policy  basis  on  the  next  policy  anniversary.
Therefore,  it will take a full year from the time the change is determined  for the full impact of such change to be realized.  The guaranteed minimum crediting rates on these products range from 3% to 5.5%.

Realized investment gains, net of realized losses, were $436,840, $(260,078) and
$(530,894) in 2001, 2000 and 1999, respectively.

During 2001, the Company sold the West Virginia properties  including the former home office  building of APPL,  realizing a gain of  $217,574.  The Company also sold certain common stocks it had acquired in 2000 and 2001  realizing  gains of
$132,760.

During early 1999, the Company re-evaluated its real estate holdings, especially those properties  acquired through  acquisitions of other companies and mortgage loan  foreclosures,  and determined it would be in the long term interest of the
Company to dispose of certain of these parcels.  Parcels  targeted for sale were generally non-income or low income producing and located in parts of the country where management has little other reason to travel.

During 2000, real estate  accounted for almost all of the realized gain and loss activity.  By third  quarter of 2000,  the Company had sold the  remaining  real estate  properties  identified for disposal in prior years. The Company recorded net  realized  gains of  $728,000  from these  sales.  By fourth  quarter  2000, remaining real estate consisted of the North Plaza holdings and development real estate  located in  Springfield,  IL. In December 2000,  management  studied its development properties, analyzing such issues as remaining time to fully develop without over saturation, historic sales trends, management time and resources to continue  development and other  alternatives such as modifying current plans or discontinuing entirely.  Management determined it would be in the long term best interests of the Company to discontinue development and attempt to liquidate the remaining  properties.  As such,  a realized  loss of $913,000  was  recorded in
December  2000 to  reduce  the  book  value of these  properties  to the  amount management  determined  it would  accept  net of  selling  costs  to  facilitate liquidation.  During the fourth quarter of 2000, the Company recorded a $170,000 increase to the allowance maintained for potential mortgage loan losses.

Approximately  99% of the  realized  loss in 1999 were from two  parcels of real estate.  In June 1999,  the Company  sold its shopping  center in  Gulfport,  MS realizing a loss on sale of  $401,000.  This  property was  originally  acquired through the  foreclosure of a mortgage loan. The property was income  producing, but due to the distance from the Company's headquarters, was difficult to manage and required the use of an outside property manager. Given this circumstance and the eventual need for updates and improvements, the Company determined it was in its best long-term interest to sell the property.  At year-end the Company wrote down another parcel of real estate $178,000 that it determined to attempt to and ultimately did sell during 2000.  The write down was the result of  Management's determination of the amount it would be willing to accept for the property.  The
Company  had other  gains and  losses  during the  periods  that  comprised  the remaining amounts reported but were immaterial on an individual basis.

On June 1, 2001,  the Company began  performing  administrative  work as a third party  administrator  ("TPA") for an unaffiliated  life insurance  company.  The business  being  administered  is a  closed  block  with  approximately  260,000 policies,  a majority of which are paid up. The Company  receives  monthly  fees based on policy in force counts and certain other  activity  indicators  such as number of premium  collections  performed.  During  2001,  the Company  received
$299,905  for this work.  These TPA revenue  fees are  included in the line item
"other  income" on the  Company's  consolidated  statements of  operations.  The
Company intends to pursue other TPA  arrangements.  Management  believes it is a good source of  generating  additional  revenues  while  utilizing the Company's strength, excess capacity and efficient administrative services.

(b) Expenses

Benefits, claims and settlement expenses net of reinsurance benefits and claims, decreased  12% in 2001 as compared to 2000 and  increased 5% in 2000 as compared to 1999.  The  decrease  in premium  revenues  from normal  policy  terminations resulted in lower  benefit  reserve  increases in each of the periods  presented compared to the previous  period.  Fluctuations  in death claim  experience from year to year typically has a significant  impact on variances in this line item.
Death claims were $1,636,000 less in 2001 than in 2000 and $2,574,000 greater in
2000 than in 1999. There is no single event that caused the mortality variances.
Policy claims vary from year to year and  therefore,  fluctuations  in mortality are to be expected and are not considered  unusual by  management.  At the March
1999  Board of  Directors  meeting,  the  Boards of the  insurance  subsidiaries lowered  crediting rates one half percent on all products that could be lowered.
The change resulted in interest crediting  reductions of approximately  $600,000 per year.  In March  2001,  the  Boards of the  insurance  subsidiaries  lowered crediting rates one-half percent on all  rate-adjustable  products that could be lowered.  With  this  latest  reduction  the  vast  majority  of  the  Company's rate-adjustable  products have been lowered to their  guaranteed  minimum rates, and as such,  cannot be lowered any further.  The decrease is expected to result in approximately  $500,000 in interest  crediting savings  annually,  when fully implemented.  These  adjustments  were in  response  to  continued  declines  in interest rates in the marketplace. Policy interest crediting rate changes become effective  on an  individual  policy  basis  on  the  next  policy  anniversary.
Therefore,  it will take a full year from the time the change is determined  for the full impact of such change to be realized.

Commissions and amortization of deferred policy  acquisition costs decreased 40%
in 2001 compared to 2000 and decreased 28% in 2000 compared to 1999. The Company performs  actuarial analysis of the recoverability of the asset based on current trends and known events compared to assumptions used in the establishment of the original asset. No impairments were recorded in 2001 or 2000.

Amortization of cost of insurance acquired decreased 1% in 2001 compared to 2000 and  decreased  14% in 2000  compared  to 1999.  Cost of  insurance  acquired is established when an insurance company is acquired. The Company assigns a portion of its cost to the right to receive future cash flows from  insurance  contracts existing  at the  date  of the  acquisition.  The  cost  of  policies  purchased represents the actuarially determined present value of the projected future cash flows from the acquired  policies.  Cost of  insurance  acquired is comprised of individual  life insurance  products  including whole life,  interest  sensitive whole life and universal life insurance products.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs  for any excess of the unamortized  asset over the projected  future profits.  The interest rates utilized in the amortization  calculation are 9% on approximately 25% of the balance and 15% on the remaining balance.  The interest rates vary due to risk  analysis  performed  at the time of  acquisition  on the business acquired.  The amortization is adjusted  retrospectively when estimates of current or future gross  profits to be realized  from a group of products are revised.  The Company did not have any charge-offs during the periods covered by this  report.  Amortization  of  cost  of  insurance  acquired  is  particularly sensitive to changes in  persistency  of certain  blocks of insurance  in-force.
Persistency  is a measure of  insurance  in force  retained  in  relation to the previous year. The Company's average  persistency rate for all policies in force for  2001,  2000 and  1999  has  been  approximately  91.6%,  89.8%  and  89.4%, respectively.

Operating  expenses  decreased 36% in 2001 compared to 2000 and increased 34% in
2000 compared to 1999.  During the fourth  quarter of 2000,  Mr. Jess Correll as
Board  Chairman,  requested the resignation of James E. Melville as President of
UTG and its subsidiaries.  A special joint meeting of the Boards of Directors of
United Trust Group, Inc. and its subsidiaries was held January 8, 2001, at which
the  termination  of  the  employment   agreement  between  First   Commonwealth
Corporation  and James E. Melville,  and the termination of James E. Melville as an officer or agent of United Trust Group, Inc. and all of its subsidiaries were approved  by the Boards of  Directors  of each of the  companies.  An accrual of
$562,000 was established  through a charge to general  expenses at year-end 2000 for the  remaining  payments  required  pursuant to the terms of Mr.  Melville's employment  contract and other  settlement  costs.  A $500,000  accrual was also established  at year-end  2000 for  estimated  legal costs  associated  with the defense of a legal  matter.  See Item 3 legal  proceedings  for a more  complete analysis of this matter.  During the third quarter 2000,  the Company  settled a legal matter for $550,000 and incurred an additional  $150,000 in legal fees. At the March 27, 2000 Board of Directors meeting, United Trust Group, Inc. and each of its affiliates accepted the resignation of Larry E. Ryherd as Chairman of the
Board of  Directors  and  Chief  Executive  Officer.  Mr.  Ryherd  had 28 months remaining on an  employment  contract with the Company at the end of March 2000.
As such,  a charge  of  $933,000  was  incurred  in first  quarter  2000 for the remainder of this contract.  Exclusive of the above accruals, operating expenses declined 13% in 2001  compared to 2000 and declined 2% in 2000 compared to 1999, primarily as the result of lower salary and related employee costs.

During  the  fourth  quarter  of  1999,  the  Company   transferred  the  policy
administration functions of its insurance subsidiary APPL from Huntington, WV to its  Springfield,  IL location.  The transfer was completed to reduce  operating costs. APPL policy administration was then converted to the same computer system used to administer the other insurance subsidiaries.  Following the transfer and system conversion,  all insurance  administration is located at the Springfield,
IL office and administered on the same computer system.  This action resulted in cost savings of approximately  $250,000 per year in administrative costs. During
2001, the Company transferred all remaining functions from Huntington, WV to the
Springfield, IL location and sold the West Virginia property. The closing of the
Huntington  office  resulted in  approximately  $250,000  per year in  operating expense savings.

Interest  expense declined 13% comparing 2001 to 2000 and declined 41% comparing
2000 to 1999.  The Company  repaid  $1,302,495,  $1,540,800  and  $3,149,369  in outside debt in 2001, 2000 and 1999  respectively,  through operating  cashflows and dividends from UG to FCC. In April 2001,  the Company  issued  $3,885,996 in new debt to purchase common stock owned primarily by James E. Melville and Larry
E. Ryherd, two former officers and directors of the Company and their respective families.  On July 31, 2000, $2,560,000 in convertible debt of UTG held by First
Southern was converted to equity.  At December 31, 2001,  UTG had  $4,400,670 in notes payable. The remaining debt bears interest at a fixed rate of 7% on 88% of the debt and a  floating  rate of 1% under  prime on 12% of the debt.  Principal payments  of $777,199  are due  annually  over the next five  years.  Management believes overall sources  available are more than adequate to service this debt.
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

(c) Net income (loss)

The Company had a net income (loss) of $2,439,573,  $(696,426) and $1,075,909 in
2001, 2000 and 1999  respectively.  Significant one time charges and accruals to operating  expenses  combined  with an increase in death claims during 2000 were the primary  differences in the 2001 to 2000 results.  The Company  continues to monitor and adjust those items within its control.

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

The Company  does not own any  derivative  investments  or "junk  bonds".  As of
December 31, 2001, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders'  equity.  The Company has  identified  securities  it may sell and classified them as "investments  held for sale".  Investments  held for sale are
carried  at  market,   with  changes  in  market  value   charged   directly  to
shareholders'  equity.  To provide  additional  flexibility  and liquidity,  the
Company has categorized almost all fixed maturity  investments  acquired in 2000 and 2001 as available for sale.  It was  determined it would be in the Company's best financial interest to classify these new purchases as available for sale to provide additional liquidity and flexibility.

The following table  summarizes the Company's fixed  maturities  distribution at
December 31, 2001 and 2000 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

             Fixed Maturities
Rating                      % of Portfolio
                           ------------------
                            2001      2000
                           --------  --------
Investment Grade
AAA                           61%       48%
AA                             6%       16%
A                             24%       27%
BBB                            8%        9%
Below investment grade         1%        0%
                           --------  --------
                             100%      100%
                           ========  ========

In 1999, the Company began investing more of its funds in mortgage  loans.  This is the result of its  affiliation  with FSNB.  FSNB has been able to provide the
Company with additional expertise and experience in underwriting  commercial and residential  mortgage  loans,  which  provide  more  attractive  yields than the traditional bond market.  During 2001 and 2000, the Company issued approximately
$4,535,000 and $21,863,000 respectively,  in new mortgage loans. These new loans were generated  through FSNB and its personnel and funded by the Company through participation  agreements  with FSNB.  FSNB  services the loans covered by these participation  agreements.  The Company pays FSNB a .25%  servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and  establishment of the loan. All mortgage loans held by the Company are first position  loans.  The
Company has one loan  totaling  $28,536 that is in default and in the process of foreclosure at December 31, 2001.

Investment real estate holdings represent approximately 5.5% of the total assets of the Company.  Total  investment real estate is separated into two categories:
Commercial  87% and  Residential  Development  13%.  During 2001,  UG acquired a two-thirds  interest  in a parcel  of  commercial  real  estate  located  in New
Hampshire. The property is a 20 story office building including a parking garage and a connected  enclosed  retail mall all totaling  326,610  square  feet.  The property  was  acquired  for  investment  purposes  and had a carrying  value at
December 31, 2001 of $6,491,734.

Policy loans remained consistent for the periods presented.  Industry experience for policy loans indicates few policy loans are ever repaid by the  policyholder other than through  termination of the policy.  Policy loans are  systematically reviewed to ensure that no individual  policy loan exceeds the  underlying  cash value of the policy.

Deferred  policy  acquisition  costs  decreased  21% in 2001  compared  to 2000.
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
policy. The Company had $167,000 in policy  acquisition costs deferred,  $76,000 in interest accretion and $1,083,577 in amortization in 2000.

Cost of insurance  acquired  decreased 4% in 2001  compared to 2000. At December
31, 2001, cost of insurance  acquired was $33,666,336 and  amortization  totaled
$1,572,920  for the year.  When an insurance  company is  acquired,  the Company assigns a portion  of its cost to the right to  receive  future  cash flows from insurance  contracts  existing  at the  date  of the  acquisition.  The  cost of policies  purchased  represents the actuarially  determined present value of the projected  future  cash  flows from the  acquired  policies.  Cost of  insurance acquired is  amortized  with  interest in relation to expected  future  profits, including  direct  charge-offs for any excess of the unamortized  asset over the projected future profits.

(b)  Liabilities

Total liabilities  decreased 1% in 2001 compared to 2000. Policy liabilities and accruals,  which represents  approximately 92% of total  liabilities,  decreased slightly from the prior year. The decline is attributable to a shrinking  policy base and declining new business production.

Notes payable increased 142% in 2001 compared to 2000. At December 31, 2001, UTG had $4,400,670 in notes payable.  During 2001, the Company repaid  $1,302,495 of its debt. In April 2001, the Company  issued  $3,885,996 in new debt in exchange for the  acquisition of UTG and FCC common stock.  This debt bears interest at a fixed rate of 7% per annum with  payments of  principal to be made in five equal installments  due until maturity in 2006. Other remaining debt of $514,674 bears interest at a floating  rate of 1% under prime,  with no principal  payments due until its maturity in 2012.  Management  believes overall sources  available are more than  adequate to service this debt.  These  sources  include  current cash balances of UTG, expected future operating  cashflows and repayment of affiliate receivables  held by UTG.  The  Company's  long-term  debt is  discussed in more detail in Note 11 of the Notes to the Financial Statements.

(c)  Shareholders' Equity

Total  shareholders'  equity  decreased  4% in 2001  compared  to 2000.  This is primarily due to the UTG  acquisition  of its common stock in April of 2001 from two former officers and directors of the Company and their respective  families.
Income during the year of $2,439,573  and unrealized  gains on investments  held for sale of $573,457 also influenced total shareholders' equity.

Liquidity and Capital Resources

The  Company  has  three  principal  needs for cash - the  insurance  companies'
contractual obligations to policyholders,  the payment of operating expenses and the servicing of its long-term debt.  Cash and cash  equivalents as a percentage of total  assets were 5% as of December 31, 2001 and 2000,  respectively.  Fixed maturities  as a  percentage  of total  invested  assets  were 74% and 71% as of
December 31, 2001 and 2000, respectively.

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

Cash provided by (used in) operating activities was $1,365,047,  $(2,155,491)and
$(627,939) in 2001, 2000 and 1999,  respectively.  Reporting regulations require cash inflows and outflows from universal life insurance  products to be shown as financing  activities  when  reporting on cash flows.  The net cash  provided by
(used  in)  operating  activities  plus  policyholder   contract  deposits  less
policyholder contract withdrawals equaled $3,384,557 in 2001, $(393,571) in 2000 and $2,325,455 in 1999. Management utilizes this measurement of cash flows as an indicator of the performance of the Company's insurance operations.

Cash provided by (used in) investing  activities was $138,994,  $(3,940,958) and
$(4,928,225), for 2001, 2000 and 1999, respectively. The most significant aspect of cash  provided  by (used in)  investing  activities  are the  fixed  maturity transactions. Fixed maturities account for 81%, 42% and 68% of the total cost of investments acquired in 2001, 2000 and 1999,  respectively.  The Company has not
directed  its  investable   funds  to  so-called   "junk  bonds"  or  derivative
investments.

Net cash provided by (used in) financing  activities was $(1,091,769),  $133,721 and $205,505 for 2001, 2000 and 1999, respectively. The Company continues to pay down on its  outstanding  debt. Such payments are included within this category.
In  addition,  during 2001 the board of  directors  of the Company  authorized a repurchase program of UTG's common stock. Such transactions are included in this category as well.

Policyholder  contract  deposits  decreased  11% in 2001  compared to 2000,  and decreased  10% in 2000 when  compared  to 1999.  The  decrease  in  policyholder contract deposits relates to the decline in new business production  experienced in the last few years by the Company.  Policyholder  contract  withdrawals  have decreased  15% in 2001  compared to 2000,  and  decreased 2% in 2000 compared to
1999. The change in policyholder contract withdrawals is not attributable to any one significant event. Factors that influence  policyholder contract withdrawals are fluctuation of interest rates, competition and other economic factors.

At December 31, 2001,  the Company had a total of $4,400,670  in long-term  debt outstanding.  In  April  2001,  the  Company  issued  $3,885,996  in new debt in exchange  for the  acquisition  of UTG and FCC  common  stock.  This debt  bears interest at a rate of 7% per annum with payments of principal to be made in five equal  installments  due until  maturity in 2006. The remaining debt of $514,674 bears  interest at a floating rate of 1% below prime with no principal  payments due until its maturity in 2012.  Management  believes overall sources  available are more than adequate to service this debt.  These sources include current cash balances of UTG, expected future operating  cashflows and repayment of affiliate receivables  held by UTG. The proposed  merger of UTG and FCC will result in the addition of  approximately  $2.5 million in  additional  debt through draws on a line of credit.  Interest on this debt will  accrue at a floating  rate equal to prime.

Contractual  obligations on the Company's  long-term debt require total payments of  $2,331,598  due in 1-3 years,  $1,554,399  due in 4-5 years and $514,674 due after 5 years. In November 2001, the Company  established a one-year  $3,300,000 line of credit with the First National Bank of the Cumberlands (see note 11c. to the financial statements). To date, the Company has no borrowings or obligations
attributable  to  this  line  of  credit.   Should  the  Company  draw  on  this
line-of-credit,  interest would accrue at a floating rate equal to prime and any principal balance owed would be payable on November 15, 2002.

On November 20, 1998, FSF and affiliates acquired 929,904 shares of common stock
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
recapitalizations.  At December  31,  2001,  the  Company had total  earnings of
$14,505,204  applicable  to  this  covenant.  With  one  year  remaining  on the covenant,  it appears highly  unlikely UTG will meet the earnings  requirements, resulting  in UTG  being  required  to  issue  additional  shares  to FSF or its assigns.  Combining current results with  management's  expectation for 2002, it appears at this time UTG will be  required to issue  500,000  shares at December
31, 2002 to satisfy this covenant.

UTG is a holding  company that has no day to day  operations  of its own.  Funds required to meet its expenses,  generally costs  associated with maintaining the company in good  standing with states in which it does  business,  are primarily provided  by its  subsidiaries.  On a parent  only  basis,  UTG's  cash  flow is
dependent  on  its  earnings   received  on  invested  assets  (primarily  notes
receivable from FCC) and cash balances. At December 31, 2001,  substantially all
of  the  consolidated   shareholders   equity   represents  net  assets  of  its
subsidiaries  and receivables  from its  subsidiaries.  The Company's  insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance,  which have come under scrutiny by many state insurance departments.  The payment of cash dividends to shareholders is not legally restricted.  However,  the state insurance  department  regulates insurance company dividend  payments where the company is domiciled.  UTG is the ultimate  parent  of UG  through  ownership  of FCC.  UG can not pay a  dividend directly to UTG due to the ownership  structure.  However, if UG paid a dividend to its  direct  parent,  FCC,  and FCC paid a  dividend  equal to the  amount it received,  UTG would  receive 82% of the original  dividend  paid by UG.  Please refer to Note 1 of the  Notes to the  Consolidated  Financial  Statements.  UG's
dividend  limitations  are  described  below  without  effect  of the  ownership structure.

Ohio domiciled  insurance  companies require five days prior notification to the insurance  commissioner  for  the  payment  of an  ordinary  dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory  earnings or b)
10% of statutory  capital and surplus.  For the year ended December 31, 2001, UG had a statutory gain from  operations of $2,212,215.  At December 31, 2001, UG's statutory capital and surplus amounted to $16,105,265.  Extraordinary  dividends
(amounts in excess of ordinary dividend  limitations)  require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid ordinary dividends of $1,400,000 to FCC during 2001.

A life  insurance  company's  statutory  capital is computed  according to rules prescribed by the National Association of Insurance  Commissioners  ("NAIC"), as
modified by the  insurance  company's  state of domicile.  Statutory  accounting rules are different from accounting  principles generally accepted in the United
States of America and are intended to reflect a more  conservative  view by, for
example,   requiring  immediate  expensing  of  policy  acquisition  costs.  The achievement of long-term growth will require growth in the statutory  capital of the Company's  insurance  subsidiaries.  The subsidiaries may secure  additional
statutory  capital  through  various  sources,   such  as  internally  generated
statutory  earnings or equity  contributions by the Company from funds generated through debt or equity offerings.

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
    * Or, 2.5 with negative trend.

At December 31, 2001, each of the insurance  subsidiaries has a Ratio that is in
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

At  year-end  2001,  UG had one ratio  outside  the normal  range.  The ratio is related to the decrease in premium income.  The decrease was attributable to the continued  business decline in new business writings combined with a decrease in renewal premiums from normal terminations of existing business.  As a result, UG fell slightly outside the normal range for this ratio.

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

    * Or, 2.5 with negative trend.

At December 31, 2001, each of the insurance  subsidiaries has a Ratio that is in
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
exposed.

During  2000,   Congress  passed  the   Gramm-Leach-Bliley   Financial  Services
Modernization  Act,  which  requires  financial   institutions,   including  all
insurers,  to take certain  steps to enhance  privacy  protections  of nonpublic personal information for consumers.  The law is one of the most sweeping systems of privacy  protection and regulation ever imposed in our nation's  history.  It requires financial  companies to tell consumers how their financial  information is protected,  and what a company's financial information sharing practices are, both within a corporate family and with unrelated third parties.  Companies must inform their  customers of their privacy  policies and practices at the start of their business  relationship,  and then at least once a year for the duration of the relationship. Companies also must disclose the types of information that are shared.  The privacy  protections  under the act became  effective  November 13,
2000. Financial  institutions had until July 1, 2001, to establish and implement privacy  policies.  The Company has implemented new procedures and complied with the requirements of this legislation.

A task force of the NAIC  undertook a project to codify a  comprehensive  set of statutory  insurance  accounting  rules and  regulations.  Project  results were approved by the NAIC with an implementation date of January 1, 2001. Many states in which the Company  does  business  implemented  these new rules with the same effective  date as  proposed  by the NAIC.  The  Company  implemented  these new regulations  effective January 1, 2001 as required.  Implementation of these new rules did not have a material  financial  impact on the  insurance  subsidiaries financial  position or results of  operations.  The NAIC continues to modify and amend issue papers regarding codification.  The Company will continue to monitor this issue as changes and new proposals are made.

ACCOUNTING AND LEGAL DEVELOPMENTS

The Financial  Accounting Standards Board ("FASB") has issued Statement No. 141,
Business Combinations,  Statement No. 142, Goodwill and Other Intangible Assets,
Statement No. 143,  Accounting for Asset Retirement  Obligations,  and Statement
No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Statement 141 improves the transparency of accounting and reporting for business combinations by requiring that all business  combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business  combinations  initiated after June 30, 2001. The adoption of Statement
141 did not affect the Company's  financial  position or results of  operations, since the Company has had no such  business  combinations  during the  reporting period.

Statement  142 requires  that  goodwill no longer be amortized to earnings,  but instead be reviewed for impairment.  This change provides investors with greater transparency  regarding  the  economic  value  of  goodwill  and its  impact  on earnings.  The amortization of goodwill ceased for the Company upon the adoption of the  statement at January 1, 2002.  The adoption of Statement 142 will result in an  expense  reduction  of  approximately  $90,000  per year,  subject to any impairment write-down that might arise from a management review.

Statement  143 requires  entities to record the fair value of a liability for an asset  retirement  obligation  in the period in which it is  incurred.  When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying  amount of the related  long-lived  asset.  Over time, the liability is accreted  to its  present  value  each  period,  and  the  capitalized  cost  is depreciated  over the useful life of the related asset.  Upon  settlement of the liability,  an entity either settles the  obligation for its recorded  amount or incurs a gain or loss upon  settlement.  The  standard is  effective  for fiscal years  beginning  after June 15, 2002.  The  adoption of Statement  143 will not affect the  Company's  financial  position or results of  operations,  since the
Company has no such asset retirement obligations.

Statement 144 requires that one accounting  model be used for long-lived  assets to be disposed of by sale,  whether  previously held and used or newly acquired, and  broadens  the  presentation  of  discontinued  operations  to include  more
disposal  transactions.   In  addition,  this  statement  requires  entities  to
recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted  cash flows, and to measure an impairment loss as the difference  between the carrying amount and fair value of the asset. This statement  removes any previous  requirements to allocate goodwill to long-lived
assets   to  be  tested   for   impairment,   and  it   further   prescribes   a
probability-weighted  cash flow  estimation  approach to deal with situations in which  alternative  courses  of  action  to  recover  the  carrying  amount of a long-lived asset are under  consideration.  The provisions of this Statement are effective  for  financial  statements  issued for fiscal years  beginning  after
December 15, 2001.  The adoption of Statement  144 will not affect the Company's financial  position  or results of  operations,  since the  Company  has no such disposals or impairments to long-lived assets.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Listed below are the  financial  statements  included in this Part of the Annual
Report on SEC Form 10-K:

                                                                        Page No.
UNITED TRUST GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

   Independent Auditors' Report for the

    Notes to Consolidated Financial Statements............................ 37-64

                          Independent Auditors' Report

Board of Directors and Shareholders
UNITED TRUST GROUP, INC.

     We have  audited the  accompanying  consolidated  balance  sheets of UNITED
TRUST GROUP, INC. (an Illinois  corporation) and subsidiaries as of December 31,
2001  and  2000,  and  the  related   consolidated   statements  of  operations,
shareholders'  equity,  and cash flows for each of the three years in the period ended December 31, 2001. These financial  statements are the  responsibility  of the Company's  management.  Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance  with  auditing  standards  generally accepted in the United States of America.  Those standards  require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

     In our opinion,  the financial statements referred to above present fairly, in all material  respects,  the consolidated  financial position of UNITED TRUST
GROUP,  INC.  and  subsidiaries  as of  December  31,  2001  and  2000,  and the
consolidated  results of their operations and their  consolidated cash flows for each of the three years in the period ended  December 31,  2001,  in  conformity with accounting principles generally accepted in the United States of America.

     We have also audited  Schedule I as of December 31, 2001, and Schedules II,
IV and V as of December  31, 2001 and 2000,  of UNITED  TRUST  GROUP,  INC.  and
subsidiaries  and  Schedules  II,  IV and V for each of the  three  years in the period then ended.  In our  opinion,  these  schedules  present  fairly,  in all material respects, the information required to be set forth therein.

                                                   KERBER, ECK & BRAECKEL LLP

Springfield, Illinois
March 13, 2002

                            UNITED TRUST GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2001 and 2000

                                ASSETS
                                                                             2001           2000
                                                                          ------------   ------------
Investments:
    Fixed maturities held to maturity, at amortized cost
      (market $77,725,410 and $122,623,563)                             $  75,005,395  $ 121,922,963
    Investments held for sale:
      Fixed maturities, at market (cost $97,584,094 and $42,914,186)       98,628,440     43,128,280
      Equity securities, at market (cost $3,937,812 and $5,509,132)         3,852,716      5,129,571
    Mortgage loans on real estate at amortized cost                        23,386,895     32,896,671
    Investment real estate, at cost, net of accumulated depreciation       18,226,451     13,296,245
    Policy loans                                                           13,608,456     14,090,900
    Short-term investments                                                    581,382      1,686,397
                                                                          ------------   ------------
                                                                          233,289,735    232,151,027

Cash and cash equivalents                                                  15,477,348     15,065,076
Accrued investment income                                                   3,002,860      3,482,036
Reinsurance receivables:
    Future policy benefits                                                 33,776,688     35,083,244
    Policy claims and other benefits                                        4,042,779      3,911,258
Cost of insurance acquired                                                 33,666,336     35,239,256
Deferred policy acquisition costs                                           3,107,919      3,948,496
Cost in excess of net assets purchased,
  net of accumulated amortization                                             345,779      1,118,525
Property and equipment, net of accumulated depreciation                     2,459,117      2,762,619
Income taxes receivable, current                                              215,865        178,335
Other assets                                                                  139,245        680,239
                                                                          ------------   ------------
        Total assets                                                    $ 329,523,671  $ 333,620,111
                                                                          ============   ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
    Future policy benefits                                              $ 236,449,241  $ 240,238,991
    Policy claims and benefits payable                                      2,781,920      2,639,248
    Other policyholder funds                                                1,255,990      1,445,857
    Dividend and endowment accumulations                                   13,055,024     13,515,427
Deferred income taxes                                                      13,569,523     12,056,497
Notes payable                                                               4,400,670      1,817,169
Other liabilities                                                           5,465,896      6,292,841
                                                                          ------------   ------------
        Total liabilities                                                 276,978,264    278,006,030
                                                                          ------------   ------------
Minority interests in consolidated subsidiaries                             7,771,793      8,899,648
                                                                          ------------   ------------

Shareholders' equity:
Common stock - no par value, stated value $.02 per share.
    Authorized 7,000,000 shares - 3,549,791 and 4,175,066 shares issued
    and outstanding after deducting treasury shares of 75,236 and 47,507       70,996         83,501
Additional paid-in capital                                                 42,789,636     47,730,980
Retained earnings (accumulated deficit)                                     1,004,238     (1,435,335)
Accumulated other comprehensive income                                        908,744        335,287
                                                                          ------------   ------------
        Total shareholders' equity                                         44,773,614     46,714,433
                                                                          ------------   ------------
        Total liabilities and shareholders' equity                      $ 329,523,671  $ 333,620,111
                                                                          ============   ============

                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Three Years Ended December 31, 2001

                                                     2001            2000            1999
                                                 -------------   -------------   -------------

Revenues:

    Premiums and policy fees                  $    20,444,514 $    23,045,858 $    25,559,708
    Reinsurance premiums and policy fees           (3,172,098)     (3,556,172)     (3,978,565)
    Net investment income                          15,067,059      16,085,833      14,529,537
    Realized investment gains(losses), net            436,840        (260,078)       (530,894)
    Other income                                      589,017         431,682         477,325
                                                 -------------   -------------   -------------
                                                    33,365,332      35,747,123      36,057,111

Benefits and other expenses:

    Benefits, claims and settlement expenses:
       Life                                        19,614,470      23,440,711      22,338,042
       Reinsurance benefits and claims             (2,349,102)     (3,376,091)     (3,610,459)
       Annuity                                      1,244,663       1,210,783       1,390,592
       Dividends to policyholders                   1,015,055       1,003,954       1,170,710
    Commissions and amortization of deferred
       policy acquisition costs                     1,262,974       2,089,313       2,893,898
    Amortization of cost of insurance acquired      1,572,920       1,592,812       1,847,754
    Operating expenses                              6,485,691      10,115,786       7,533,374
    Interest expense                                  326,499         376,924         637,647
                                                 -------------   -------------   -------------
                                                   29,173,170      36,454,192      34,201,558
                                                 -------------   -------------   -------------

Income (loss) before income taxes, minority
interest and equity in income (loss) of investees   4,192,162        (707,069)      1,855,553
Income tax expense                                 (1,181,133)       (228,783)       (690,454)
Minority interest in (income) loss
of consolidated subsidiaries                         (571,456)        239,426        (142,745)
Equity in income of investees                               0               0          53,555
                                                 -------------   -------------   -------------

Net income (loss)                             $     2,439,573 $      (696,426)$     1,075,909
                                                 =============   =============   =============

Basic income (loss) per share from continuing
   operations and net income (loss)           $          0.65 $         (0.17)$          0.38
                                                 =============   =============   =============

Diluted income (loss) per share from continuing
operations and net income (loss)              $          0.65 $         (0.17)$          0.38
                                                 =============   =============   =============

Basic weighted average shares outstanding           3,733,432       4,056,439       2,839,703
                                                 =============   =============   =============

Diluted weighted average shares outstanding         3,733,432       4,056,439       2,839,934
                                                 =============   =============   =============

                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       Three Years Ended December 31, 2001

                                                     2001                          2000                           1999
                                            -------------------------     -------------------------      -------------------------

Common stock
   Balance, beginning of year             $     83,501                  $     79,405                   $     49,809
   Issued during year                                0                         4,096                         29,986
   Treasury shares acquired                       (555)                            0                           (390)
   Retired during year                         (11,950)                            0                              0
                                            -----------                   -----------                    -----------
   Balance, end of year                   $     70,996                  $     83,501                   $     79,405
                                            ===========                   ===========                    ===========

Additional paid-in capital
   Balance, beginning of year             $ 47,730,980                  $ 45,175,076                   $ 27,403,172
   Issued during year                                0                     2,555,904                     17,921,469
   Treasury shares acquired                   (172,927)                            0                       (149,565)
   Retired during year                      (4,768,417)                            0                              0
                                            -----------                   -----------                    -----------
   Balance, end of year                   $ 42,789,636                  $ 47,730,980                   $ 45,175,076
                                            ===========                   ===========                    ===========

Retained earnings (accumulated deficit)
   Balance, beginning of year             $ (1,435,335)                 $   (738,909)                  $ (1,814,818)
   Net income (loss)                         2,439,573  $  2,439,573        (696,426) $   (696,426)       1,075,909 $   1,075,909
                                            -----------                   -----------                    -----------
   Balance, end of year                   $  1,004,238                  $ (1,435,335)                  $   (738,909)
                                            ===========                   ===========                    ===========

Accumulated other comprehensive
 income (deficit)
   Balance, beginning of year             $    335,287                  $ (1,138,900)                  $   (276,852)
   Other comprehensive income (deficit)
     Unrealized holding gain (loss)
      on securities net of minority interest
      and reclassification adjustment          573,457       573,457       1,474,187     1,474,187         (862,048)     (862,048)
                                            -----------   -----------     -----------   -----------      -----------  ------------
   Comprehensive income                                 $  3,013,030                  $    777,761                  $     213,861
                                                          ===========                   ===========                   ============
   Balance, end of year                   $    908,744                  $    335,287                   $ (1,138,900)
                                            ===========                   ===========                    ===========

Total shareholders' equity, end of year   $ 44,773,614                  $ 46,714,433                   $ 43,376,672
                                            ===========                   ===========                    ===========

                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Three Years Ended December 31, 2001

                                                                2001          2000           1999
                                                             ------------  ------------   -----------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net income (loss)                                       $   2,439,573 $    (696,426) $  1,075,909
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating
     activities net of changes in assets and liabilities
     resulting from the sales and purchases of subsidiaries:
    Amortization/accretion of fixed maturities                   150,579       152,917       489,491
    Realized investment (gains) losses, net                     (436,840)      260,078       530,894
    Amortization of deferred policy acquisition costs          1,007,577     1,452,040     1,917,012
    Amortization of cost of insurance acquired                 1,572,920     1,592,812     1,847,754
    Amortization of costs in excess of net assets purchased       90,000        90,000        90,000
    Depreciation                                                 436,216       505,221       507,771
    Minority interest                                            571,456      (239,426)      142,745
    Charges for mortality and administration
      of universal life and annuity products                  (9,344,711)  (10,151,024)  (10,696,014)
    Interest credited to account balances                      5,749,098     6,109,491     6,300,667
    Equity in income of investees                                      0             0       (53,555)
    Policy acquisition costs deferred                           (141,000)     (273,000)     (720,000)
    Change in accrued investment income                          479,176       (22,275)      123,747
    Change in reinsurance receivables                          1,175,305       928,890       606,509
    Change in policy liabilities and accruals                 (2,721,245)   (3,647,101)   (2,218,519)
    Change in income taxes payable                             1,090,064       399,435       127,588
    Change in indebtedness to affiliates, net                          0             0        (1,287)
    Change in other assets and liabilities, net                 (753,121)    1,382,877      (698,651)
                                                             ------------  ------------   -----------
Net cash provided by (used in) operating activities            1,365,047    (2,155,491)     (627,939)
                                                             ------------  ------------   -----------

Cash flows from investing activities:
   Proceeds from investments sold and matured:
    Fixed maturities held for sale                            27,205,225     5,607,700     1,430,000
    Fixed maturities matured                                  50,952,814    27,103,149    31,032,290
    Equity securities                                          6,312,727       189,270             0
    Mortgage loans                                            14,738,313     4,279,622     4,765,678
    Real estate                                                2,135,472     4,743,146     2,705,093
    Policy loans                                               2,912,296     2,918,627     3,169,753
    Other long-term investments                                        0       906,278             0
    Short-term                                                 2,229,528     1,042,826     1,336,251
                                                             ------------  ------------   -----------
   Total proceeds from investments sold and matured          106,486,375    46,790,618    44,439,065
   Cost of investments acquired:
    Fixed maturities held for sale                           (84,801,095)  (19,996,972)  (31,366,755)
    Fixed maturities                                          (1,124,925)   (1,486,255)   (2,020,803)
    Equity securities                                         (4,608,649)   (2,673,199)     (161,255)
    Mortgage loans                                            (5,325,569)  (21,862,521)   (9,257,836)
    Real estate                                               (6,995,455)   (1,246,912)     (635,303)
    Policy loans                                              (2,429,852)   (2,858,415)   (3,186,825)
    Short-term                                                (1,124,512)     (498,956)   (2,503,722)
                                                             ------------  ------------   -----------
   Total cost of investments acquired                        (106,410,057) (50,623,230)  (49,132,499)
   Purchase of property and equipment                           (138,388)     (108,346)     (234,791)
   Sale of property and equipment                                201,064             0             0
                                                             ------------  ------------   -----------
Net cash provided by (used in) investing activities              138,994    (3,940,958)   (4,928,225)
                                                             ------------  ------------   -----------

Cash flows from financing activities:
    Policyholder contract deposits                            11,361,882    12,724,345    14,176,188
    Policyholder contract withdrawals                         (9,342,372)  (10,962,425)  (11,222,814)
    Cash received in merger                                            0             0       607,508
    Payments of principal on notes payable                    (1,302,495)   (1,540,800)   (3,149,369)
    Purchase of stock of affiliates                             (632,131)      (87,399)      (56,053)
    Purchase of treasury shares                               (1,176,653)            0      (149,955)
                                                             ------------  ------------   -----------
Net cash provided by (used in) financing activities           (1,091,769)      133,721       205,505
                                                             ------------  ------------   -----------

Net increase (decrease) in cash and cash equivalents             412,272    (5,962,728)   (5,350,659)
Cash and cash equivalents at beginning of year                15,065,076    21,027,804    26,378,463
                                                             ------------  ------------   -----------
Cash and cash equivalents at end of year                   $  15,477,348 $  15,065,076  $ 21,027,804
                                                             ============  ============   ===========
                            See accompanying notes.

UNITED TRUST GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   ORGANIZATION  - At December 31, 2001, the  significant  majority-owned subsidiaries  of UNITED  TRUST  GROUP,  INC.,  were as depicted on the following organizational chart.

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

     D.   BASIS OF  PRESENTATION  - The  financial  statements  of United  Trust
          Group,  Inc.,  and its  subsidiaries  have been prepared in accordance with accounting  principles generally accepted in the United States of
          America which differ from statutory  accounting practices permitted by insurance regulatory authorities.

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
          Accumulated  depreciation  on investment  real estate was $169,281 and
          $307,294 as of December 31, 2001 and 2000, respectively.

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

          Benefit  reserves for universal life insurance and interest  sensitive life  insurance  products are computed under a  retrospective  deposit
          method  and  represent  policy  account  balances  before   applicable
          surrender  charges.  Policy  benefits  and claims  that are charged to expense  include  benefit  claims in excess of related  policy account balances.  Interest  crediting  rates for universal  life and interest sensitive  products  range from 4.0% to 5.5% for 2001 and 4.5% to 5.5%
          for the years ended December 31, 2000 and 1999, respectively.

     J.   POLICY  AND  CONTRACT  CLAIMS - Policy  and  contract  claims  include provisions  for reported  claims in process of  settlement,  valued in accordance  with the terms of the policies and  contracts,  as well as
          provisions  for  claims   incurred  and  unreported   based  on  prior
          experience  of the  Company.  Incurred  but not  reported  claims were
          $900,894 and $900,114 as of December 31, 2001 and 2000, respectively.

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

                                                2001             2000             1999
                                            -------------    -------------    -------------
      Cost of insurance acquired,
        Beginning of year                 $  35,239,256    $  36,832,068    $  38,679,822
        Interest accretion                    4,777,576        5,032,790        5,319,462
        Amortization                         (6,350,496)      (6,625,602)      (7,167,216)
                                            -------------    -------------    -------------
        Net amortization                     (1,572,920)      (1,592,812)      (1,847,754)

                                            -------------    -------------    -------------
      Cost of insurance acquired,
        End of year                       $  33,666,336    $  35,239,256    $  36,832,068
                                            =============    =============    =============

     Estimated net  amortization  expense of cost of insurance  acquired for the next five years is as follows:

                                                      Interest                          Net
                                                     Accretion  Amortization   Amortization

         2002                                     $  4,571,000  $  6,086,000   $  1,515,000
         2003                                        4,371,000     6,066,000      1,695,000
         2004                                        4,140,000     6,034,000      1,894,000
         2005                                        3,875,000     6,084,000      2,209,000
         2006                                        3,560,000     6,422,000      2,862,000

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

         The following table summarizes deferred policy acquisition costs and related data for the years shown.

                                                2001             2000             1999
                                            -------------    -------------    -------------
      Deferred, beginning of year         $   3,948,496    $   5,127,536    $   6,324,548

      Acquisition costs deferred:
        Commissions                             108,000          184,000          566,000
        Other expenses                           59,000           89,000          154,000
                                            -------------    -------------    -------------
        Total                                   167,000          273,000          720,000

      Interest accretion                         76,000          100,000          142,000
      Amortization charged to income         (1,083,577)      (1,552,040)      (2,059,012)
                                            -------------    -------------    -------------
        Net amortization                     (1,007,577)      (1,452,040)      (1,917,012)

                                            -------------    -------------    -------------
        Change for the year                    (840,577)      (1,179,040)      (1,197,012)
                                            -------------    -------------    -------------

      Deferred, end of year               $   3,107,919    $   3,948,496    $   5,127,536
                                            =============    =============    =============

          The following  table reflects the  components of the income  statement for the line item  commissions  and  amortization  of deferred  policy acquisition costs:

                                                        2001            2000           1999
                                                      ----------     -----------    ------------

           Net amortization of deferred
              policy acquisition costs           $    1,007,577  $    1,452,040  $    1,917,012
           Commissions                                  255,397         637,273         976,886
                                                      ----------     -----------    ------------
               Total                             $    1,262,974  $    2,089,313  $    2,893,898
                                                      ==========     ===========    ============

          Estimated  net  amortization  expense of deferred  policy  acquisition costs for the next five years is as follows:

                                                      Interest                          Net
                                                     Accretion      Amortization    Amortization
                                                     -----------    -------------   -------------

           2002                                  $       41,000  $       891,000  $      850,000
           2003                                          36,000          763,000         727,000
           2004                                          32,000          648,000         616,000
           2005                                          28,000          546,000         518,000
           2006                                          25,000          450,000         425,000

     M.   COST IN EXCESS OF NET ASSETS  PURCHASED - Cost in excess of net assets purchased  is the excess of the amount paid to acquire a company  over the  fair  value of its net  assets.  Costs in  excess  of net  assets purchased  are  amortized  on the  straight-line  basis over a 40-year period.  Management continually reviews the value of goodwill based on estimates  of  future  earnings.  As part of this  review,  management determines  whether  goodwill  is  fully  recoverable  from  projected undiscounted net cash flows from earnings of the subsidiaries over the remaining  amortization  period.  If management were to determine that
          changes  in  such  projected  cash  flows  no  longer   supported  the
          recoverability of goodwill over the remaining amortization period, the carrying  value of  goodwill  would be  reduced  with a  corresponding charge  to  expense  (no  such  changes  have  occurred).  Accumulated amortization of cost in excess of net assets  purchased was $1,780,146 and $1,690,146 as of December 31, 2001 and 2000, respectively.

     N.   PROPERTY AND EQUIPMENT -  Company-occupied  property,  data processing equipment and  furniture and office  equipment are stated at cost less accumulated  depreciation of $5,560,547 and $5,951,717 at December 31,
          2001  and  2000,   respectively.   Depreciation   is   computed  on  a
          straight-line  basis for financial  reporting purposes using estimated useful lives of three to 30 years.  Depreciation expense was $316,900,
          $372,313,  and $379,715 for the years ended  December 31, 2001,  2000, and 1999, respectively.

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

     Q.   TREASURY SHARES - The Company holds 75,236 and 47,507 shares of common stock as treasury shares with a cost basis of $673,437 and $499,955 at
          December 31, 2001 and 2000, respectively.

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

     S.   PARTICIPATING  INSURANCE - Participating  business  represents 22% and
          23% of the ordinary  life  insurance in force at December 31, 2001 and
          2000,   respectively.   Premium  income  from  participating  business
          represents  26%,  27%,  and 29% of total  premiums for the years ended
          December  31,  2001,  2000  and  1999,  respectively.  The  amount  of dividends  to  be  paid  is  determined  annually  by  the  respective insurance  subsidiary's  Board of  Directors.  Earnings  allocable  to participating  policyholders are based on legal requirements that vary by state.

     T.   RECLASSIFICATIONS  - Certain prior year amounts have been reclassified to conform to the 2001  presentation.  Such  reclassifications  had no effect on previously reported net loss, total assets, or shareholders'
          equity.

     U.   USE OF ESTIMATES - In preparing  financial  statements  in  conformity with accounting  principles generally accepted in the United States of
          America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities,  the disclosure of  contingent  assets and  liabilities  at the date of the  financial statements,  and the reported  amounts of revenues and expenses during
          the  reporting   period.   Actual  results  could  differ  from  those
          estimates.

2.  SHAREHOLDER DIVIDEND RESTRICTION

At December 31, 2001,  substantially  all of consolidated  shareholders'  equity represents  net assets of UTG's  subsidiaries.  The payment of cash dividends to shareholders  by UTG and  FCC is not  legally  restricted.  However,  the  state insurance  department  regulates  insurance  company dividend payments where the company is domiciled. UG's dividend limitations are described below.

Ohio domiciled  insurance  companies require five days prior notification to the insurance  commissioner  for  the  payment  of an  ordinary  dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory  earnings or b)
10% of statutory  capital and surplus.  For the year ended December 31, 2001, UG had a statutory gain from  operations of $2,212,215.  At December 31, 2001, UG's statutory capital and surplus amounted to $16,105,265.  Extraordinary  dividends
(amounts in excess of ordinary dividend  limitations)  require prior approval of the insurance commissioner and are not restricted to a specific calculation.

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

                      Shareholders'      Untaxed
     Company             Surplus         Balance
-------------------   --------------    -----------
       ABE         $      5,457,880  $   1,149,693
       APPL               7,098,824      1,525,367
        UG               28,897,113      4,363,821

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

                                      2001             2000             1999
                                  -------------    -------------    -------------
Current tax expense            $        53,539  $        85,440  $        12,654
Deferred tax expense                 1,127,594          143,343          677,800
                                  -------------    -------------    -------------
                               $     1,181,133  $       228,783  $       690,454
                                  =============    =============    =============

The  Companies  have net operating  loss  carryforwards  for federal  income tax purposes expiring as follows:

                        UTG            UG             FCC
                     -----------   -----------    ------------
      2006        $     101,718 $           0  $            0
      2007              179,894             0               0
      2019                    0     1,165,779               0
      2020                    0             0         525,451
      2021              164,902             0               0
                     -----------   -----------    ------------
     TOTAL        $     446,514 $   1,165,779  $      525,451
                     ===========   ===========    ============

The Company has  established  a deferred tax asset of $748,211 for its operating loss  carryforwards  and has  established  an allowance  of $183,908.  The total allowances established on deferred tax assets decreased $195,518 in 2001.

The following table shows the  reconciliation of net income to taxable income of
UTG:

                                           2001            2000             1999
                                        ------------    ------------    -------------
Net income (loss)                    $    2,439,573  $     (696,426) $    1,075,909
Federal income tax provision                 12,043          60,550         192,247
Loss (gain) of subsidiaries              (2,409,467)        762,656        (615,995)
Gain of investees                                 0               0         (53,555)
                                        ------------    ------------    -------------
Taxable income                       $       42,149  $      126,780  $      598,606
                                        ============    ============    =============

UTG has a net operating loss  carryforward of $446,514 at December 31, 2001. UTG has averaged  approximately $256,000 in taxable income over the past three years and must  average  taxable  income of  approximately  $90,000 over the next five years to fully realize its net operating loss carryforwards,  as UTG's operating loss  carryforwards  do not begin to expire until the year 2006. UG must average approximately  $65,000  of  taxable  income  per year to fully  realize  its net operating loss  carryforward  for which no allowance is established.  Management believes future earnings of UG will be sufficient to fully utilize net operating loss carryforwards.  FCC must average approximately $28,000 of taxable income to fully  realize  its net  operating  loss  carryforwards.  FCC's  operating  loss carryforward does not expire until the year 2020.  Management has established an allowance of $183,908 for FCC's loss carryforwards.

The  expense or  (credit)  for income  differed  from the  amounts  computed  by applying the applicable  United States statutory rate of 35% before income taxes as a result of the following differences:

                                                    2001           2000             1999
                                                 ------------   ------------    -------------
Tax computed at statutory rate                $   1,467,257  $    (247,474)  $     649,444
Changes in taxes due to:
  Cost in excess of net assets purchased             31,500         31,500          31,500
  Current year loss for which no benefit                  0        546,231               0
realized
  Benefit of prior losses                          (159,456)      (139,061)         (6,309)
  Other                                            (158,168)        37,587          15,819
                                                 ------------   ------------    -------------
Income tax expense                            $   1,181,133  $     228,783   $     690,454
                                                 ============   ============    =============

The following table  summarizes the major  components that comprise the deferred tax liability as reflected in the balance sheets:

                                        2001              2000
                                     ------------     -------------
Investments                      $     1,820,177  $     1,402,431
Cost of insurance acquired            12,835,481       13,427,963
Other assets                                   0          (72,468)
Deferred policy acquisition
costs                                  1,087,772        1,381,974
Agent balances                                 0           (6,239)
Management/consulting fees              (508,101)        (810,717)
Future policy benefits                (1,531,687)      (2,485,664)
Gain on sale of subsidiary             2,312,483        2,312,483
Net operating loss carryforward         (564,303)        (815,417)
Other liabilities                       (372,303)        (614,374)
Federal tax DAC                       (1,509,996)      (1,663,475)
                                     ------------     -------------
Deferred tax liability           $    13,569,523  $    12,056,497
                                     ============     =============

4.  ANALYSIS OF INVESTMENTS, INVESTMENT INCOME AND INVESTMENT GAIN

A. NET INVESTMENT INCOME - The following table reflects net investment income by type of investment:

                                                                December 31,
                                             ------------------------------------------------
                                                    2001           2000            1999
                                                -------------  -------------   -------------
Fixed maturities and fixed maturities
  Held for sale                               $   10,831,162 $   11,775,706  $   11,886,968
Equity securities                                    131,263        116,327          91,429
Mortgage loans                                     2,715,834      1,777,374       1,079,332
Real estate                                          488,168        611,494         389,181
Policy loans                                         970,142        997,381         991,812
Other long-term investments                                0        655,418          63,528
Short-term investments                               110,229        158,378         147,726
Cash                                                 606,128        936,433         850,836
                                                -------------  -------------   -------------
Total consolidated investment income              15,852,926     17,028,511      15,500,812
Investment expenses                                 (785,867)      (942,678)       (971,275)
                                                -------------  -------------   -------------
Consolidated net investment income            $   15,067,059 $  16,085,833   $  14,529,537
                                                =============  =============   =============

At December 31,  2001,  the Company had a total of $200,000 in  investment  real estate which did not produce income during 2001.

The  following  table  summarizes  the  Company's  fixed  maturity  holdings and investments held for sale by major classifications:

                                                                 Carrying Value
                                                        ---------------------------------
                                                                2001             2000
                                                            -------------     -----------
Investments held for sale:
   Fixed maturities
       U.S. Government, government agencies and
         authorities                                      $   36,182,839    $ 35,444,312
       State, municipalities and political subdivisions          202,256         206,006
       Collateralized mortgage obligations                    54,003,623       5,962,594
       All other corporate bonds                               8,239,722       1,515,368
                                                            -------------     -----------
                                                          $   98,628,440    $ 43,128,280
                                                            =============     ===========

   Equity securities
       Banks, trust and insurance companies               $    1,100,000    $  3,142,320
       Industrial and miscellaneous                            2,752,716       1,987,251
                                                            -------------     -----------
                                                          $    3,852,716    $  5,129,571
                                                            =============     ===========

Fixed maturities held to maturity:
   U.S. Government, government agencies and authorities   $    6,904,757    $ 31,350,799
   State, municipalities and political subdivisions           11,788,567      15,318,605
   Collateralized mortgage obligations                           128,471       3,178,210
   Public utilities                                           22,219,127      27,287,454
   All other corporate bonds                                  33,964,473      44,787,895
                                                            -------------     -----------
                                                          $   75,005,395    $ 121,922,963
                                                            =============     ===========

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

    Below Investment
   Grade Investments            2001         2000         1999
-------------------------    -----------   ----------   ----------
Public Utilities           $  2,091,138  $         0  $   251,878
CMO                              43,189      239,165            0
Corporate                       271,420       23,000      276,649
                             -----------   ----------   ----------
Total                      $  2,405,747  $   262,165  $   528,527
                             ===========   ==========   ==========

B.   INVESTMENT SECURITIES

     The amortized cost and estimated market values of investments in securities including investments held for sale are as follows:

                                     Cost or        Gross          Gross         Estimated
                                    Amortized     Unrealized    Unrealized         Market
2001                                  Cost          Gains         Losses           Value
------------------------------     ------------   -----------   ------------    ------------
Investments held for sale:
  U.S. Government and govt.
    Agencies and authorities     $  35,240,384  $    942,455  $           0   $  36,182,839
  States, municipalities and
    Political subdivisions             192,059        10,197              0         202,256
  Collateralized mortgage
    Obligations                     53,777,577       447,019       (220,973)     54,003,623
  Public utilities                           0             0              0               0
  All other corporate bonds          8,374,074           321       (134,673)      8,239,722
                                   ------------   -----------   ------------    ------------
                                    97,584,094     1,399,992       (355,646)     98,628,440
  Equity securities                  3,937,812       953,448     (1,038,544)      3,852,716
                                   ------------   -----------   ------------    ------------
  Total                          $ 101,521,906  $  2,353,440  $  (1,394,190)  $ 102,481,156
                                   ============   ===========   ============    ============

Fixed maturities held to maturity:
  U.S. Government and govt.
    Agencies and authorities     $   6,904,757  $    280,101  $        (893)  $   7,183,965
  States, municipalities and
    Political subdivisions          11,788,567       360,714       (119,497)     12,029,784
  Collateralized mortgage
    Obligations                        128,471         4,820              0         133,291
  Public utilities                  22,219,127       859,864        (70,947)     23,008,044
  All other corporate bonds         33,964,473     1,410,244         (4,391)     35,370,326
                                   ------------   -----------   ------------    ------------
  Total                          $  75,005,395  $  2,915,743  $    (195,728)  $  77,725,410
                                   ============   ===========   ============    ============

                                     Cost or         Gross          Gross        Estimated
                                    Amortized      Unrealized    Unrealized       Market
2000                                  Cost           Gains         Losses          Value
-------------------------------    ------------    -----------   ------------   ------------
Investments held for sale:
  U.S. Government and govt.
    Agencies and authorities     $  35,281,562   $    245,119  $     (82,369) $  35,444,312
  States, municipalities and
    Political subdivisions             190,593         15,413              0        206,006
  Collateralized mortgage
    Obligations                      5,919,553         58,179        (15,138)     5,962,594
  Public utilities                           0              0              0              0
  All other corporate bonds          1,522,478              0         (7,110)     1,515,368
                                   ------------    -----------   ------------   ------------
                                    42,914,186        318,711       (104,617)    43,128,280
  Equity securities                  5,413,507        637,191       (921,127)     5,129,571
                                   ------------    -----------   ------------   ------------
  Total                          $  48,327,693   $    955,902  $  (1,025,744) $  48,257,851
                                   ============    ===========   ============   ============

Fixed maturities held to maturity:
  U.S. Government and govt.
    Agencies and authorities     $  31,350,799   $    148,229  $    (282,088) $  31,216,940
  States, municipalities and
    Political subdivisions          15,318,605        299,028        (45,335)    15,572,298
  Collateralized mortgage
    Obligations                      3,178,210         35,628         (3,323)     3,210,515
  Public utilities                  27,287,454        460,241       (220,316)    27,527,379
  All other corporate bonds         44,787,895        505,860       (197,324)    45,096,431
                                   ------------    -----------   ------------   ------------
  Total                          $ 121,922,963   $  1,448,986  $    (748,386) $ 122,623,563
                                   ============    ===========   ============   ============

The amortized cost and estimated market value of debt securities at December 31,
2001, by contractual  maturity,  is shown below. Expected maturities will differ from  contractual  maturities  because  borrowers  may have the right to call or prepay obligations with or without call or prepayment penalties.

   Fixed Maturities Held for Sale                          Estimated
                                           Amortized        Market
         December 31, 2001                   Cost            Value
-------------------------------------     ------------    ------------
Due in one year or less                 $   2,050,564   $   2,070,454
Due after one year through five
years                                      30,977,228      31,727,237
Due after five years through ten
years                                      10,621,666      10,659,999
Due after ten years                           157,059         167,127
Collateralized mortgage obligations        53,777,577      54,003,623
                                          ------------    ------------
Total                                   $  97,584,094   $  98,628,440
                                          ============    ============

                                                           Estimated
 Fixed Maturities Held to Maturity         Amortized        Market
         December 31, 2001                   Cost            Value
-------------------------------------     ------------    ------------
Due in one year or less                 $  15,196,020   $  15,398,291
Due after one year through five
years                                      52,768,493      55,169,490
Due after five years through ten
years                                       3,315,143       3,509,525
Due after ten years                         3,597,268       3,514,813
Collateralized mortgage obligations           128,471         133,291
                                          ------------    ------------
Total                                   $  75,005,395   $  77,725,410
                                          ============    ============

An analysis of sales, maturities and principal repayments of the Company's fixed maturities  portfolio for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                    Cost or         Gross          Gross        Proceeds
                                   Amortized      Realized       Realized         From
Year ended December 31, 2001         Cost           Gains         Losses          Sale
-------------------------------   ------------    ----------    ------------   ------------
Scheduled principal
repayments,
   Calls and tenders:
     Held for sale              $  20,479,560   $    10,440   $           0  $  20,490,000
     Held to maturity              51,025,358        34,690        (107,234)    50,952,814
Sales:
      Held for sale                 6,518,181       197,044               0      6,715,225
      Held to maturity                      0             0               0              0
                                  ------------    ----------    ------------   ------------
  Total                         $  78,023,099   $   242,174   $    (107,234) $  78,158,039
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
                                  ============    ==========    ============   ============

C.   INVESTMENTS  ON DEPOSIT - At  December  31,  2001,  investments  carried at approximately  $12,657,000  were on deposit  with various  state  insurance departments.

5.  DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The financial  statements  include various  estimated fair value  information at
December 31, 2001 and 2000,  as required by  Statement  of Financial  Accounting
Standards  107,  Disclosure  about Fair Value of  Financial  Instruments  ("SFAS
107"). Such information,  which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company.

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

(g)  Notes payable

For  borrowings  subject to  floating  rates of  interest,  carrying  value is a reasonable  estimate of fair  value.  For fixed rate  borrowings  fair value was determined  based on the borrowing rates currently  available to the Company for loans with similar terms and average maturities.

The estimated fair values of the Company's financial  instruments required to be valued by SFAS 107 are as follows as of December 31:

                                         2001                          2000
                             ------------------------------------------------------------
                                                Estimated                     Estimated
                                Carrying          Fair         Carrying         Fair
Assets                           Amount           Value         Amount          Value
                               ------------    ------------   ------------   ------------
Fixed maturities             $  75,005,395   $  77,725,410  $ 121,922,963  $ 122,623,563
Fixed maturities held for
sale                            98,628,440      98,628,440     43,128,280     43,128,280
Equity securities                3,852,716       3,852,716      5,129,571      5,129,571
Mortgage loans on real
estate                          23,386,895      23,360,333     32,896,671     32,841,254
Investment in real estate       18,226,451      18,226,451     13,296,245     13,296,245
Policy loans                    13,608,456      13,608,456     14,090,900     14,090,900
Short-term investments             581,382         581,382      1,686,397      1,686,397

Liabilities
Notes payable                    4,400,670       4,696,612      1,817,169      1,594,016

6.  STATUTORY EQUITY AND INCOME FROM OPERATIONS

The Company's  insurance  subsidiaries are domiciled in Ohio,  Illinois and West
Virginia and prepare their  statutory-based  financial  statements in accordance with accounting  practices  prescribed or permitted by the respective  insurance department.  These principles differ  significantly  from accounting  principles generally  accepted  in the United  States of  America.  "Prescribed"  statutory accounting practices include state laws, regulations, and general administrative rules,  as well as a variety of  publications  of the  National  Association  of
Insurance  Commissioners  ("NAIC").  "Permitted"  statutory accounting practices encompass all accounting  practices that are not prescribed;  such practices may differ  from state to state,  from  company to company  within a state,  and may change in the future.  The NAIC  recently  completed  the  process of  codifying statutory  accounting  practices,  the result of which is to constitute the only source of "prescribed" statutory accounting practices. The new rules promulgated by the codifying of statutory  accounting  practices became effective January 1,
2001.  Accordingly,  these uniform rules change prescribed  statutory accounting practices  and result in  changes to the  accounting  practices  that  insurance enterprises use to prepare their statutory financial statements.  Implementation of the  codification  rules  did not have a  material  financial  impact  on the financial  condition of the Company's  life insurance  subsidiaries.  UG's total statutory  shareholders'  equity was $16,105,265 and $14,288,015 at December 31,
2001 and 2000, respectively.  The Company's life insurance subsidiaries reported combined  statutory  operating  income before taxes  (exclusive of  intercompany dividends) of approximately $2,913,000, $2,091,000 and $3,843,000 for 2001, 2000
and 1999, respectively.

7.  REINSURANCE

As is  customary  in the  insurance  industry,  the  insurance  affiliates  cede insurance  to,  and assume  insurance  from,  other  insurance  companies  under reinsurance  agreements.  Reinsurance  agreements  are  intended to limit a life insurer's  maximum  loss on a large or unusually  hazardous  risk or to obtain a greater  diversification of risk. The ceding insurance company remains primarily liable with respect to ceded  insurance  should any  reinsurer be unable to meet the obligations assumed by it. However, it is the practice of insurers to reduce their  exposure to loss to the extent that they have been  reinsured  with other insurance  companies.  The  Company  sets a limit  on the  amount  of  insurance retained  on the life of any one person.  The Company  will not retain more than
$125,000,  including accidental death benefits, on any one life. At December 31,
2001,  the  Company  had gross  insurance  in force of $2.630  billion  of which approximately $654 million was ceded to reinsurers.

The Company's  reinsured business is ceded to numerous  reinsurers.  The Company believes the assuming  companies are able to honor all contractual  commitments, based on the Company's periodic reviews of their financial statements, insurance industry reports and reports filed with state insurance departments.

Currently,  the Company is utilizing reinsurance  agreements with Business Mens'
Assurance Company,  ("BMA") and Life Reassurance  Corporation of America, ("LIFE
RE").  Recently,  Swiss Re Life and Health America Incorporated merged into LIFE
RE and  the  merged  entity  was  renamed  Swiss  Re  Life  and  Health  America
Incorporated  ("SWISS RE").  BMA and SWISS RE currenty hold an "A"  (Excellent), and "A++" (Superior)  rating,  respectively,  from A.M. Best, an industry rating company.  The reinsurance  agreements were effective December 1, 1993, and cover all new business of the Company.  The  agreements  are a yearly  renewable  term
("YRT")  treaty where the Company cedes  amounts  above its  retention  limit of
$100,000 with a minimum cession of $25,000.

UG entered a  coinsurance  agreement  with Park  Avenue Life  Insurance  Company
("PALIC") as of September 30, 1996.  Under the terms of the agreement,  UG ceded to PALIC substantially all of its paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  PALIC and  its  ultimate  parent  The  Guardian  Life  Insurance  Company  of  America
("Guardian"),  currently hold an "A"  (Excellent),  and "A+" (Superior)  rating, respectively,  from A.M. Best, an industry  rating  company.  The agreement with
PALIC  accounts for  approximately  66% of the  reinsurance  receivables,  as of
December 31, 2001.

On  September  30,  1998,  UG  entered  into a  coinsurance  agreement  with The
Independent Order of Vikings, an Illinois fraternal  organization ("IOV"). Under the terms of the agreement,  UG agreed to assume on a coinsurance  basis, 25% of the reserves and liabilities arising from all inforce insurance contracts issued by the IOV to its members.  At December 31, 2001, the IOV insurance  inforce was
approximately   $1,696,000,   with  reserves   being  held  on  that  amount  of
approximately $403,500.

On June 1, 2000, UG assumed an already  existing  coinsurance  agreement,  dated
January  1,  1992,  between  Lancaster  Life  Reinsurance  Company,  an  Arizona
corporation   ("LLRC")  and  Investors   Heritage  Life  Insurance   Company,  a
corporation  organized under the laws of the  Commonwealth of Kentucky  ("IHL").
Under the terms of the  agreement,  LLRC  agreed to assume  from IHL a 90% quota share of new issues of credit life and  accident and health  policies  that have been written on or after January 1, 1992 through  various  branches of the First
Southern  National Bank. The maximum amount of credit life insurance that can be assumed on any one individual's  life is $15,000.  UG assumed all the rights and obligations  formerly  held by  LLRC as the  reinsurer  in the  agreement.  LLRC liquidated its charter immediately following the transfer. At December 31, 2001,
IHL has insurance inforce of approximately $4,148,000.

The Company does not have any short-duration  reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2001,
2000 and 1999 was as follows:

                                   Shown in thousands
                     -----------------------------------------------
                         2001             2000             1999
                       Premiums         Premiums         Premiums
                        Earned           Earned           Earned
                     --------------   -------------    -------------
Direct            $        20,333  $        22,970 $         25,539
Assumed                       111               76               20
Ceded                      (3,172)          (3,556)          (3,978)
                     --------------   -------------    -------------
Net premiums      $        17,272  $        19,490 $         21,581
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
exposed.

On November 20, 1998, FSF and affiliates acquired 929,904 shares of common stock
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
recapitalizations.  At December  31,  2001,  the  Company had total  earnings of
$14,505,204  applicable  to  this  covenant.  With  one  year  remaining  on the covenant,  it appears highly  unlikely UTG will meet the earnings  requirements, resulting  in UTG  being  required  to  issue  additional  shares  to FSF or its assigns.  Combining current results with  management's  expectation for 2002, it appears at this time UTG will be  required to issue  500,000  shares at December
31, 2002 to satisfy this covenant.

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

On September 18, 2001, the case was dismissed  without  prejudice because Morlan lacked  standing to pursue the claims against  defendants.  The plaintiffs  have appealed the dismissal of the case to the United States Court of Appeals for the
Seventh Circuit.

In addition to the appeal, a second action was filed entitled; Julie Barrette
Ahrens,  David Dzuiban,  William Milam, David Schneiderman,  individually and on behalf of all others similarly situated vs Universal Guaranty Life, United Trust
Assurance Company,  United Security  Assurance  Company.  United States District
Court for the Southern District of Illinois. Case No: 01-4314-JPG.

The Company continues to believe that it has meritorious  grounds to defend both the original and related lawsuit, and it intends to defend the cases vigorously.
The Company  believes  that the defense and ultimate  resolution  of the lawsuit should  not have a  material  adverse  effect  upon  the  business,  results  of operations or financial condition of the Company.  Nevertheless,  if the lawsuit were to be successful,  it is likely that such resolution  would have a material adverse  effect on the Company's  business,  results of operations and financial condition.  At December 31, 2001, the Company  maintains a liability of $300,000 to cover estimated legal costs associated with the defense of this matter.

9.   RELATED PARTY TRANSACTIONS

At a December  17, 2001 joint  meeting of the board of directors of UTG, FCC and
their  insurance  subsidiaries,   the  boards  of  directors  of  the  insurance
subsidiaries discussed and decided to further explore and pursue a possible sale of the insurance  charters of each of APPL and ABE. In the alternative to a sale of the APPL charter,  the boards also discussed and decided to further explore a possible  merger of APPL into UG.  Regardless  of whether a merger is ultimately pursued or the charters of each  subsidiary are sold, UG would likely assume and reinsure  the  existing  insurance  policies of those  subsidiaries  in any such transaction.

During the fourth  quarter of 2001,  UG  purchased  real  estate from an outside third party through the  formation of an LLC in which UG is a two-thirds  owner.
The other one-third partner is Millard V. Oakley,  who is a Director of both UTG and FCC.  Hampshire Plaza,  LLC consists of a twenty story,  254,000 square foot office  tower,  an attached  72,000  square foot retail  plaza,  and an attached parking garage with approximately 350 parking spaces located in Manchester,  New
Hampshire  for  $6,333,336.  At December 31,  2001,  the property was carried at
$6,491,734.

On November  15, 2001,  UTG was  extended a  $3,300,000  line of credit from the
First National Bank of the  Cumberlands  located in Livingston,  Tennessee.  The
First National Bank of the  Cumberlands is owned by Millard V. Oakley,  who is a
Director  of both UTG and FCC.  The line of credit will expire one year from the date of issue,  and all funds  advanced under this line of credit are to be used for the repurchase of stock.  The interest rate provided for in the agreement is variable  and indexed to be the lowest of the U.S.  prime rates as  published in the money section of the Wall Street Journal, with any interest rate adjustments to be made  monthly.  To date,  the Company  has no  borrowings  or  obligations attributable to this line of credit.

On October 26, 2001,  APPL effected a reverse stock split,  as a result of which
(i) it became a  wholly-owned  subsidiary  of UG, and an  indirect  wholly-owned subsidiary  of FCC and UTG,  and  (ii) its  minority  shareholders  received  an aggregate  of  $1,055,294.50  in respect of their  shares.  Prior to the reverse stock split, UG owned 88% of the outstanding shares of APPL.

On  September  4, 2001,  FSF and FSBI (and their  principals)  restructured  the manner in which  they  hold  shares of UTG by  forming a new  limited  liability
company  under  Kentucky  law,  First  Southern  Holdings,   LLC  ("FSH").  FSBI
contributed  to FSH shares of UTG common  stock held by it and cash in  exchange for a 99%  membership  interest  in FSH.  FSF  contributed  to FSH shares of UTG common stock held by it,  subject to notes  payable which were assumed by FSH in exchange for a 1% membership interest in FSH.

On April 12, 2001,  UTG  completed  the purchase of 22,500  shares of UTG common stock and 544 shares of FCC  common  stock  from  James E.  Melville  and family pursuant to the Melville Purchase Agreement in exchange for five year promissory notes of UTG in the aggregate  principal amount of $288,800.  On April 12, 2001,
UTG also completed the purchase from another family member of Mr. Melville of an additional  100 shares of UTG for a total cash payment of $800. The purchase for cash by UTG of an additional 39 shares of FCC common stock owned by Mr. Melville at a purchase  price of $200.00 per share was  consummated on June 27, 2001. Mr.
Melville was a former director of UTG, FCC and the three insurance  subsidiaries of UTG; he resigned from those boards on February 13, 2001.

On April 12, 2001,  UTG also  completed  the  purchase of 559,440  shares of UTG common  stock from Larry E. Ryherd and family  pursuant  to the Ryherd  Purchase
Agreement for cash payments totaling $948,026 and a five year promissory note of
UTG in the principal amount of $3,527,494.  The purchase by UTG of the remaining
3,775  shares of UTG common  stock to be  purchased  for cash at $8.00 per share pursuant to the Ryherd  Purchase  Agreement  along with an additional 570 shares from certain parties to the Ryherd Purchase  Agreement was completed on June 20,
2001. The promissory notes of UTG received by certain of the sellers pursuant to the Melville Purchase  Agreement and the Ryherd Purchase Agreement bear interest at a rate of 7% per annum (paid quarterly) with payments of principal to made in five equal annual installments, the first such payment of principal to be due on the first anniversary of the closing.

On April 12, 2001, UTG also purchased in a separate transaction 10,891 shares of
UTG  common  stock  from  Robert E. Cook at a price of $8.00 per  share.  At the closing,  Mr. Cook received  $17,426 in cash and a five year  promissory note of
UTG  (substantially  similar to the  promissory  notes  issued  pursuant  to the
Melville and Ryherd Purchase Agreements described above) in the principal amount of $69,702.  Mr. Cook was a director of UTG and FCC who resigned his position on
January 8, 2001.  Mr. Cook  proposed the stock  purchase to Jesse T. Correll who agreed to  purchase  Mr.  Cook's  stock on  substantially  the same terms as the purchases of the stock held by Messrs. Melville and Ryherd as described above.

On December 31, 1999, UTG and Jesse T. Correll entered a transaction whereby Mr.
Correll,  in combination with other  individuals,  made an equity  investment in
UTG.  Under the terms of the Stock  Acquisition  Agreement,  the  Correll  group contributed  their 100%  ownership  of North Plaza of  Somerset,  Inc. to UTG in exchange for 681,818  authorized  but unissued  shares of UTG common stock.  The
Board of Directors of UTG approved the  transaction  at their regular  quarterly board meeting held on December 7, 1999.  North Plaza of Somerset,  Inc. owns for investment  purposes,  a shopping  center in Somerset,  Kentucky,  approximately
12,000 acres of timberland  in Kentucky,  and a 50%  partnership  interest in an additional 11,000 acres of Kentucky timberland. North Plaza has no debt. The net assets were valued at $7,500,000,  which equates to $11.00 per share for the new shares of UTG that were issued in the transaction.

Mr.  Correll is Chairman of the Board of  Directors of UTG and  currently  UTG's largest  shareholder  through his ownership control of FSF, FSBI and affiliates.
Mr. Correll is the majority  shareholder of FSF and FSBI, a bank holding company that operates out of 14 locations in central Kentucky. At December 31, 2001, Mr.
Correll owns or controls directly and indirectly approximately 60% of UTG.

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

USA paid $677,807  under their  agreement  with UII for 1999.  UII paid $223,753 under their agreement with UTG for 1999.  Additionally,  UII paid FCC $30,000 in
1999 for  reimbursement  of costs  attributed to UII. These  reimbursements  are reflected as a credit to general expenses.

UTG  paid  FCC  $550,000,   $750,000  and  $600,000  in  2001,  2000  and  1999,
respectively for reimbursement of costs attributed to UTG.

On January 1, 1993,  FCC  entered an  agreement  with UG  pursuant  to which FCC provides management services necessary for UG to carry on its business.  UG paid
$6,156,903,   $6,061,515  and  $6,251,340  to  FCC  in  2001,   2000  and  1999,
respectively.

ABE pays fees to FCC pursuant to a cost sharing and  management  fee  agreement.
FCC provides management services for ABE to carry on its business. The agreement requires ABE to pay a percentage of the actual expenses incurred by FCC based on certain activity indicators of ABE business to the business of all the insurance company  subsidiaries  plus a management fee based on a percentage of the actual expenses  allocated to ABE. ABE paid fees of $332,673,  $371,211 and $392,005 in
2001, 2000 and 1999, respectively under this agreement.

APPL has a  management  fee  agreement  with FCC  whereby FCC  provides  certain administrative  duties,  primarily data processing and investment  advice.  APPL
paid  fees  of  $444,000,   $444,000  and  $300,000  in  2001,  2000  and  1999,
respectively under this agreement.

Respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management's opinion that where applicable,  costs have been  allocated  fairly  and such  allocations  are based  upon  accounting principles generally accepted in the United States of America.

Since the Company's affiliation with FSF, UG has acquired mortgage loans through participation  agreements  with FSNB.  FSNB  services the loans covered by these participation  agreements.  UG pays a .25%  servicing  fee on these  loans and a one-time fee at loan  origination  of .50% of the original  loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.
UG paid $79,730,  $34,721 and $11,578 in servicing fees and $22,626, $91,392 and
$0 in origination fees to FSNB during 2001, 2000 and 1999, respectively.

The  Company  reimbursed  expenses  incurred by Mr.  Correll  and Mr.  Attkisson relating  to travel and other  costs  incurred  on behalf of or  relating to the
Company.  The Company  paid  $145,407,  $96,599  and  $39,336 in 2001,  2000 and
1999,respectively  to First  Southern  Bancorp,  Inc. in  reimbursement  of such costs.  In addition,  beginning in 2001,  the Company began  reimbursing  FSBI a portion of salaries for Mr. Correll and Mr.  Attkisson.  The  reimbursement  was approved  by the UTG board of  directors  and  totaled  $128,411  in 2001  which included salaries and other benefits.

10.  CAPITAL STOCK TRANSACTIONS

A.   STOCK REPURCHASE PROGRAM

On June 5, 2001, the board of directors of UTG  authorized  the repurchase  from time to time in the open market or in privately negotiated transactions of up to
$1 million of UTG's  common  stock.  Repurchased  shares will be  available  for future issuance for general corporate  purposes.  Through February 28, 2002, UTG has spent $353,455 in the acquisition of 50,795 shares under this program.

B.   STOCK REPURCHASES

In April 2001,  UTG  completed the purchase of 22,500 shares of UTG common stock and 544  shares of First  Commonwealth  Corporation  common  stock from James E.
Melville and family pursuant to the Melville Purchase  Agreement in exchange for five year promissory notes of UTG in the aggregate principal amount of $288,800.
Also, in April 2001,  UTG completed the purchase of 559,440 shares of UTG common stock from Larry E. Ryherd and family pursuant to the Ryherd Purchase  Agreement in exchange  for cash and a five-year  promissory  note of UTG in the  principal amount of $3,527,494.

In April 2001, UTG also purchased in a separate transaction 10,891 shares of UTG common  stock from Robert E. Cook, a former  director,  for cash and a five-year promissory note of UTG in the principal amount of $69,702.

C.   SHARES ACQUIRED BY FSF AND AFFILIATES WITH OPTIONS GRANTED

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
recapitalizations.  At December  31,  2001,  the  Company had total  earnings of
$14,505,204 applicable to this covenant.

At the time of the  stock  acquisition  above,  UTG also  granted,  for  nominal consideration,  an  irrevocable,  exclusive  option  to  FSF to  purchase  up to
1,450,000  shares of UTG  common  stock for a  purchase  price in cash  equal to
$15.00 per share,  with such option to expire on July 1, 2001.  UTG had a market price per share of $9.50 at the date of grant of the option.  The option  shares under  this  option are to be reduced by two shares for each share of UTG common stock that FSF or its affiliates  purchases from UTG  shareholders in private or public  transactions after the execution of the option agreement.  The option is additionally  limited to a maximum when combined with shares owned by FSF of 51%
of the issued and  outstanding  shares of UTG after giving  effect to any shares subject to the option. The option expired unexercised on July 1, 2001.

As of December 31, 2001,  no options  were  exercised  and all options have been forfeited.

                                        2001                      2000                       1999
                              ------------------------- -------------------------  -------------------------
                                            EXERCISE                  EXERCISE                   EXERCISE
                               SHARES        PRICE        SHARES        PRICE        SHARES       PRICE
                              ----------  ------------- -----------  ------------  ----------- -------------
Outstanding at beginning of
  Period                         19,108         $15.00     166,104        $15.00    1,450,000        $15.00
Granted                               0           0.00           0          0.00            0          0.00
Exercised                             0           0.00           0          0.00            0          0.00
Forfeited                        19,108          15.00     146,996         15.00    1,283,896         15.00
                              ----------  ------------- -----------  ------------  ----------- -------------
Outstanding at end of period          0         $15.00      19,108        $15.00      166,104        $15.00
                              ==========  ============= ===========  ============  =========== =============

D.  EARNINGS PER SHARE CALCULATIONS

The  following  is a  reconciliation  of  the  numerators  and  denominators  of  the  basic  and  diluted  EPS computations as presented on the income statement.

                                                      For the year ended December 31, 2001
                                                  ------------- ---- --------------- --- -------------
                                                     Income              Shares           Per-Share
                                                  (Numerator)        (Denominator)          Amount
                                                  -------------      ---------------     -------------
Basic EPS
Income available to common shareholders        $    2,439,573            3,733,432    $          0.65
                                                                                         =============

Effect of Dilutive Securities
Convertible notes                                           0                    0
Options                                                     0                    0
                                                   -------------      ---------------

Diluted EPS
Income available to common shareholders        $
and assumed conversions                             2,439,573            3,733,432    $          0.65
                                                  =============      ===============     =============

                                                      For the year ended December 31, 2000
                                                  ------------- ---- --------------- --- -------------
                                                     Income              Shares           Per-Share
                                                  (Numerator)        (Denominator)          Amount
                                                  -------------      ---------------     -------------
Basic EPS
Income available to common shareholders        $     (696,426)           4,056,439    $         (0.17)
                                                                                         =============

Effect of Dilutive Securities
Convertible notes                                           0                    0
Options                                                     0                    0
                                                  -------------      ---------------

Diluted EPS
Income available to common shareholders        $
and assumed conversions                              (696,426)           4,056,439    $         (0.17)
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
                                                  =============      ===============     =============

UTG had no stock options  outstanding  for the year ending December 31, 2001. As such,  the  computation  of  diluted  earnings  per  share  is the same as basic earnings per share for the year ending  December 31, 2001.  In  accordance  with
Statement of Financial  Accounting Standards No. 128, the computation of diluted earnings  per share is the same as basic  earnings per share for the year ending
December 31, 2000,  since the Company had a loss from  continuing  operation for the year presented, and any assumed conversion, exercise, or contingent issuance of securities  would have an  antidilutive  effect on earnings per share.  There were no outstanding dilutive instruments during the aforementioned periods.

UTG had  stock  options  outstanding  at year end 1999 for 451  shares of common stock at $13.07 per share,  105,000  shares of common  stock at $17.50 per share that were not  included in the  computation  of diluted EPS because the exercise price was greater than the average  market  price of the common  shares for each respective year presented.  UTG had stock options for 231 shares of common stock at $.047 per share,  which were included in the calculation of diluted  earnings per share for UTG for the year ended December 31, 1999,  since they were assumed by UTG in the 1999 merger of UII into UTG. The stock options outstanding for 451 shares,  105,000  shares,  and 231 shares all expired during 2000,  ending these stock option plans.

On July 31,  1997,  UTG  issued  convertible  notes  for cash in the  amount  of
$2,560,000 to seven  individuals,  all officers or employees of UTG.  During the first three years the notes could be  converted  into  204,800  shares of common stock at  $12.50  per  share.  The  potential  conversion  of the  notes was not included in the computation of diluted EPS for the years ended December 31, 1998 and 1997, respectively,  because the exercise price was greater than the average market price of the common shares.  In 1999,  FSBI acquired all the  outstanding
UTG convertible notes from the original holders.  Pursuant to an agreement, FSBI converted the notes to 204,800 shares of UTG common stock on July 31, 2000.

UTG had  granted  stock  options  to FSF of  1,450,000  shares of UTG which were outstanding  as of year end 1998.  The option shares under this option are to be reduced  by two  shares  for each  share  of UTG  common  stock  that FSF or its affiliates  purchases from UTG  shareholders  in private or public  transactions after the execution of the option agreement.  The option is additionally limited to a maximum  when  combined  with shares  owned by FSF of 51% of the issued and outstanding  shares of UTG after  giving  effect to any  shares  subject  to the option.  Due to the passage of time and the 51% limitation,  all remaining stock options of 19,108 at $15.00 per share  expired on July 1, 2001.  No options were exercised  during 2001.  These options were not included in the  computation  of diluted EPS  because the  exercised  price was greater  than the average  market price of the common shares for each respective year.

11.  NOTES PAYABLE

At December 31, 2001 and 2000,  the Company had  $4,400,670  and  $1,817,169  in
long-term debt outstanding, respectively. The debt is comprised of the following components:

                                      2001         2000
                                   -----------  -----------
Subordinated 20 yr. Notes        $    514,674 $  1,817,169
Other notes payable                 3,885,996            0
                                   -----------  -----------
                                 $  4,400,670 $  1,817,169
                                   ===========  ===========

A.  Subordinated debt

The subordinated debt was incurred June 16, 1992 as a part of the acquisition of the now dissolved  Commonwealth  Industries  Corporation,  (CIC). On October 22,
2001, UTG paid  $1,302,495 of the outstanding  principal of the  subordinated 20 year notes, and amended the interest rate on the outstanding  principal  balance of the  remaining  notes from an 8.5% fixed rate,  to a 1% under prime  variable rate,  with interest to begin accruing at the effective time of the  amendments.
Prior to these  amendments,  the 20-year notes accrued interest at the rate of 8
1/2% per annum.  At 12/31/01 the 1% under prime  variable rate was 3.75%. A lump sum principal payment on the balance of the notes remains due June 16, 2012.

B.   Other notes payable

The other notes payable were incurred to facilitate  the  repurchase of stock in
April  2001.  These  notes  bear  interest  at the  rate of 7% per  annum  (paid quarterly)  with  payments  of  principal  to  be  made  in  five  equal  annual installments, the first such payment of principal to be due on April 12, 2002.

The collective  scheduled principal  reductions on these notes for the next five years is as follows:

                     Year               Amount

                     2002             $  777,199
                     2003                777,199
                     2004                777,199
                     2005                777,199
                     2006                777,200

C.   Line of Credit

On November  15, 2001,  UTG was  extended a  $3,300,000  line of credit from the
First National Bank of the  Cumberlands  located in Livingston,  Tennessee.  The
First National Bank of the  Cumberlands is owned by Millard V. Oakley,  who is a
Director  of both UTG and FCC.  The line of credit will expire one year from the date of issue,  and all funds  advanced under this line of credit are to be used for the repurchase of stock.  The interest rate provided for in the agreement is variable  and indexed to be the lowest of the U.S.  prime rates as  published in the money section of the Wall Street Journal, with any interest rate adjustments to be made  monthly.  To date,  the Company  has no  borrowings  or  obligations attributable to this line of credit.

12. OTHER CASH FLOW DISCLOSURES

On a cash basis, the Company paid $333,365,  $373,988,  and $643,429 in interest expense  for the years  2001,  2000 and 1999,  respectively.  The  Company  paid
$92,006,  $(173,500) and $557,812 in federal income tax for 2001, 2000 and 1999, respectively.

In April 2001,  the Company  issued  $3,885,996  in new debt in exchange for the acquisition  of UTG and FCC common stock from two former  officers and directors of the Company and their respective families.

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

13.  CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial  institutions that at times may exceed federally  insured limits.  The Company  maintains its primary  operating cash accounts  with First  Southern  National  Bank, an affiliate of the largest shareholder  of UTG. In  aggregate  at December  31,  2001 these  accounts  hold approximately  $4,550,000  for which there are no pledges or guarantees  outside
FDIC  insurance  limits.  The  Company  has not  experienced  any losses in such accounts and believes it is not exposed to any  significant  credit risk on cash and cash equivalents.

14. NEW ACCOUNTING STANDARDS

The Financial  Accounting Standards Board ("FASB") has issued Statement No. 141,
Business Combinations,  Statement No. 142, Goodwill and Other Intangible Assets,
Statement No. 143,  Accounting for Asset Retirement  Obligations,  and Statement
No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Statement 141 improves the transparency of accounting and reporting for business combinations by requiring that all business  combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business  combinations  initiated after June 30, 2001. The adoption of Statement
141 did not affect the Company's  financial  position or results of  operations, since the Company has had no such  business  combinations  during the  reporting period.

Statement  142 requires  that  goodwill no longer be amortized to earnings,  but instead be reviewed for impairment.  This change provides investors with greater transparency  regarding  the  economic  value  of  goodwill  and its  impact  on earnings.  The amortization of goodwill ceased for the Company upon the adoption of the  statement at January 1, 2002.  The adoption of Statement 142 will result in an  expense  reduction  of  approximately  $90,000  per year,  subject to any impairment write-down that might arise from a management review.

Statement  143 requires  entities to record the fair value of a liability for an asset  retirement  obligation  in the period in which it is  incurred.  When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying  amount of the related  long-lived  asset.  Over time, the liability is accreted  to its  present  value  each  period,  and  the  capitalized  cost  is depreciated  over the useful life of the related asset.  Upon  settlement of the liability,  an entity either settles the  obligation for its recorded  amount or incurs a gain or loss upon  settlement.  The  standard is  effective  for fiscal years  beginning  after June 15, 2002.  The  adoption of Statement  143 will not affect the  Company's  financial  position or results of  operations,  since the
Company has no such asset retirement obligations.

Statement 144 requires that one accounting  model be used for long-lived  assets to be disposed of by sale,  whether  previously held and used or newly acquired, and  broadens  the  presentation  of  discontinued  operations  to include  more
disposal  transactions.   In  addition,  this  statement  requires  entities  to
recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted  cash flows, and to measure an impairment loss as the difference  between the carrying amount and fair value of the asset. This statement  removes any previous  requirements to allocate goodwill to long-lived
assets   to  be  tested   for   impairment,   and  it   further   prescribes   a
probability-weighted  cash flow  estimation  approach to deal with situations in which  alternative  courses  of  action  to  recover  the  carrying  amount of a long-lived asset are under  consideration.  The provisions of this Statement are effective  for  financial  statements  issued for fiscal years  beginning  after
December 15, 2001.  The adoption of Statement  144 will not affect the Company's financial  position  or results of  operations,  since the  Company  has no such disposals or impairments to long-lived assets.

15. PROPOSED MERGER

On June 5,  2001,  UTG and FCC  jointly  announced  their  respective  Boards of
Directors  approved  a  definitive  agreement  whereby  UTG  would  acquire  the remaining common shares  (approximately 18%) of FCC which UTG does not currently own.  Under the terms of the  agreement,  FCC will be merged  with and into UTG, with UTG continuing as the surviving entity in the merger.

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

16.  REVERSE STOCK SPLIT OF APPALACHIAN LIFE INSURANCE COMPANY

On June 5, 2001, the board of directors of APPL, a West Virginia corporation and then 88% owned indirect subsidiary of FCC, approved,  subject to shareholder and any required regulatory approvals,  a reverse split of the common stock of APPL.
Under the terms of the reverse  stock split,  any  shareholder  of APPL who owns less than 118,700  shares prior to the effective time of the reverse split would receive a cash payment based upon $6.50 per share  (pre-reverse  stock split) of
APPL,  and APPL would  become a wholly  owned  subsidiary  of UG, a wholly owned subsidiary of FCC.

The reverse  stock split was  effected on October 26, 2001.  At that time,  APPL became a wholly owned subsidiary of UG, a wholly owned subsidiary of FCC.

17.  COMPREHENSIVE INCOME

                                                                          Tax
                                                     Before-Tax        (Expense)       Net of Tax
            2001                                       Amount         or Benefit         Amount
            -------------------------------------   --------------   --------------   -------------

            Unrealized holding gains during
                Period                           $      1,222,583 $      (427,904)$       794,679
            Less: reclassification adjustment
                For gains realized in net income         (340,341)        119,119        (221,222)
                                                    --------------   --------------   -------------
            Net unrealized gains                          882,242        (308,785)        573,457
                                                    --------------   --------------   -------------
            Other comprehensive income           $        882,242 $      (308,785) $      573,457
                                                    ==============   ==============   =============

                                                                          Tax
                                                     Before-Tax        (Expense)       Net of Tax
            2000                                       Amount         or Benefit         Amount
            -------------------------------------   --------------   --------------   -------------

            Unrealized holding gains during
                Period                           $      1,513,673 $              0  $    1,513,673
              Less: reclassification adjustment
                for gains realized in net income
                                                          (39,486)               0         (39,486)
                                                     --------------   --------------   -------------
            Net unrealized gains                        1,474,187                0       1,474,187
                                                     --------------   --------------   -------------
            Other comprehensive income           $      1,474,187 $              0  $    1,474,187
                                                     ==============   ==============   =============

                                                                          Tax
                                                     Before-Tax        (Expense)       Net of Tax
            1999                                       Amount         or Benefit         Amount
            -------------------------------------   --------------   --------------   -------------

            Unrealized holding losses during
                Period                           $      (862,048) $              0  $     (862,048)
             Less: reclassification adjustment
                for losses realized in net income              0                 0               0
                                                    --------------   --------------   -------------
            Net unrealized losses                       (862,048)                0        (862,048)
                                                    --------------   --------------   -------------
            Other comprehensive deficit          $      (862,048) $              0  $     (862,048)
                                                    ==============   ==============   =============

In 1999 and 2000 the  Company's  deferred  tax asset was  carried at zero net of allowances.  In 2001,  the  Company  established  a deferred  tax  liability  of
$385,432 for the unrealized gain based on the applicable United States statutory rate of 35%.

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                              2001
                                -----------------------------------------------------------------------
                                       1st              2nd               3rd               4th
                                     ------------      ------------      ------------      ------------

Premiums and policy fees, net     $     4,554,451   $     4,768,808   $     4,137,361   $     3,811,796
Net investment income                   4,014,425         3,931,677         3,557,702         3,563,255
Total revenues                          8,428,235         9,005,351         7,963,274         7,968,472
Policy benefits including
  Dividends                             4,937,725         5,193,310         4,586,257         4,807,794
Commissions and
  amortization of DAC and COI             929,415           621,810           511,470           773,199
Operating expenses                      1,514,115         1,768,758         1,573,817         1,629,001
Operating income (loss)                 1,008,366         1,323,667         1,183,712           676,417
Net income (loss)                         343,858           975,292           645,873           474,550
Basic earnings (loss) per share              0.08              0.27              0.18              0.13
Diluted earnings (loss) per share            0.08              0.27              0.18              0.13

                                                              2000
                               ------------------------------------------------------------------------
                                      1st              2nd               3rd               4th
                                     ------------      ------------      ------------      ------------

Premiums and policy fees, net     $     5,337,148   $     5,201,585   $     4,470,307   $     4,480,646
Net investment income                   4,252,494         4,009,489         3,927,944         3,895,906
Total revenues                          9,933,932         9,348,373         8,471,566         7,993,252
Policy benefits including
  Dividends                             6,119,515         5,502,941         5,128,773         5,528,128
Commissions and
  amortization of DAC and COI           1,097,759           804,071           775,825         1,004,470
Operating expenses                      2,827,918         1,732,641         2,095,530         3,459,697
Operating income (loss)                  (244,223)        1,166,057           408,328        (2,037,231)
Net income (loss)                         (47,394)          686,907           163,169        (1,499,108)
Basic earnings (loss) per share             (0.01)             0.17              0.04             (0.39)
Diluted earnings (loss) per share           (0.01)             0.17              0.04             (0.39)

                                                             1999
                               ------------------------------------------------------------------------
                                      1st              2nd               3rd               4th
                                     ------------      ------------      ------------      ------------

Premiums and policy fees, net     $     6,007,511   $     5,705,270   $     5,337,120   $     4,531,242
Net investment income                   3,640,387         3,603,212         3,628,538         3,657,400
Total revenues                          9,835,111         9,136,482         8,964,360         8,121,158
Policy benefits including
  Dividends                             6,115,079         5,569,046         4,864,370         4,740,390
Commissions and
 amortization of DAC and COI            1,366,288         1,131,407         1,070,869         1,173,088
Operating expenses                      2,080,905         1,882,088         1,678,571         1,891,810
Operating income (loss)                    74,962           392,486         1,198,404           189,701
Net income (loss)                         132,461           123,481           883,271           (63,304)
Basic earnings (loss) per share              0.05              0.05              0.29             (0.01)
Diluted earnings (loss) per share            0.07              0.07              0.29             (0.00)

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE

                                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF UTG

THE BOARD OF DIRECTORS

In accordance with the laws of Illinois and the Certificate of Incorporation and
Bylaws of UTG, as amended,  UTG is managed by its executive  officers  under the direction  of the Board of  Directors.  The  Board  elects  executive  officers, evaluates their  performance,  works with  management in  establishing  business objectives  and  considers  other  fundamental  corporate  matters,  such as the issuance of stock or other  securities,  the  purchase or sale of a business and other  significant  corporate  business  transactions.  In the fiscal year ended
December 31, 2001, the Board met 5 times. All directors attended at least 75% of all meetings of the board, except Millard Oakley.

The Board of  Directors  has an Audit  Committee  consisting  of Messrs.  Albin,
Collins,  O'Keefe,  and  Teater.  The Audit  Committee  performs  such duties as outlined in the Company's Audit Committee  Charter.  The Audit Committee reviews and acts or reports to the Board with respect to various auditing and accounting matters,  the scope of the audit  procedures and the results  thereof,  internal accounting and control systems of UTG, the nature of services  performed for UTG and the fees to be paid to the  independent  auditors,  the performance of UTG's independent and internal auditors and the accounting practices of UTG. The Audit
Committee  also  recommends  to the full Board of  Directors  the auditors to be appointed by the Board. The Audit Committee met twice in 2001.

The compensation of UTG's executive  officers is determined by the full Board of
Directors (see report on Executive Compensation).

Under UTG's  Certificate  of  Incorporation,  the Board of  Directors  should be comprised  of eleven  directors.  At December  31, 2001 The Board  consisted  of eleven directors. Shareholders elect Directors to serve for a period of one year at UTG's Annual Shareholders' meeting.

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

AUDIT COMMITTEE REPORT TO SHAREHOLDERS

In  connection  with the  December  31,  2001  financial  statements,  the audit committee:  (1) reviewed and discussed  the audited  financial  statements  with management; (2) discussed with the auditors the matters required by Statement on
Auditing  Standards No. 61; and (3) received and discussed with the auditors the matters  required by Independence  Standards  Board  Statement No.1.  Based upon these reviews and discussions,  the audit committee  recommended to the Board of
Directors that the audited financial statements be included in the Annual Report on Form 10-K filed with the SEC.

               John S. Albin  -     Committee Chairman
               John W. Collins
               Robert V. O'Keefe
               Robert W. Teater

DIRECTORS

Name, Age             Position with the Company, Business Experience and Other Directorships

John S. Albin,    73  Director  of UTG since 1984 and FCC since  1992;  farmer in Douglas  and Edgar  counties,
                      Illinois,  since  1951;  Chairman  of the  Board  of  Longview  State  Bank  since  1978;
                      President of the  Longview  Capitol  Corporation,  a bank  holding  company,  since 1978;
                      Chairman of First  National Bank of Ogden,  Illinois,  since 1987;  Chairman of the State
                      Bank of Chrisman  since 1988;  Director  and  Secretary of Illini  Community  Development
                      Corporation  since 1990;  Commissioner of Illinois  Student  Assistance  Commission since
                      1996.

Randall L.
Attkisson         56  Director of UTG and FCC since 1999;  President and Chief Operating Officer of UTG and
                      FCC since 2001; Chief Financial Officer,  Treasurer,  Director of First Southern Bancorp,
                      Inc. since 1986;  Treasurer,  Director of First  Southern  Funding,  LLC (formerly  First
                      Southern  Funding Inc.) since 1992;  Director of The River  Foundation,  Inc. since 1990;
                      President  of  Randall L.  Attkisson  &  Associates  from 1982 to 1986;  Commissioner  of
                      Kentucky  Department  of Banking & Securities  from 1980 to 1982;  Self-employed  Banking
                      Consultant in Miami, FL from 1978 to 1980.

John W. Collins   75  Director  of UTG since  2000;  Director  of FCC and  certain  affiliate  companies  since
                      1982.  Consultant  and past  President of  Collins-Winston  Group,  an  executive  search firm, since 1976.

Jesse T. Correll  45  Chairman  and  CEO of UTG and FCC  since  2000;  Director  of UTG  and  FCC  since  1999;
                      Chairman,  President,  Director of First Southern  Bancorp,  Inc. since 1983;  President,
                      Director or Manager of First  Southern  Funding  since 1992;  President,  Director of The
                      River  Foundation since 1990;  President,  Director and sole member manager of Dyscim LLC
                      (formerly  Dyscim Holdings  Company,  Inc.) since 1990;  Director of Thomas Nelson,  Inc.
                      since 2001;  Director of Computer  Services,  Inc.  since 2001;  Director of Global Focus since 2001;  Young Life Dominican  Republic  Committee  Member since 2000.  Jesse Correll is the son of Ward Correll.

Ward F. Correll   73  Director of UTG since 2000 and FCC since 1999; President,  Director of Tradeway, Inc. of
                      Somerset,  KY since 1973;  President,  Director  of  Cumberland  Lake Shell,  Inc. of
                      Somerset,  KY since 1971;  President,  Director of  Tradewind  Shopping  Center,  Inc. of
                      Somerset,  KY since 1966;  Director of First  Southern  Bancorp  since 1988;  Director or
                      Manager of First  Southern  Funding  since  1991;  Director  of The River  Foundation  of
                      Stanford,  KY since 1990; and Director First Southern  Insurance  Agency of Stanford,  KY
                      since 1987.  Ward Correll is the father of Jesse Correll.

Thomas F. Darden  47  Director of UTG and FCC since 2001;  Managing  Partner of  Cherokee  Investment  Partners
                      LLC, a real estate  investment  firm,  and President and CEO of Cherokee  Sanford  Group,
                      Inc. an affiliated  predecessor  since 1983;  Director of BTI Telecom,  Inc.  since 1998;
                      Director of Waste  Industries,  Inc. since 1997;  Director of Winston Hotels,  Inc. since
                      1994;  Trustee  of Shaw  University  since  1993;  Member  of the Board of  Governors  of
                      Research,  Triangle  Institute  since  1998;  Former  Chairman  of the  Triangle  Transit
                      Authority,  serving  from 1993 to 1998 and  Chairman  from  1996 to 1997;  Prior to 1996, twice appointed to the North Carolina Board of Transportation.

Luther C. Miller  71  Director of UTG since 2000 and FCC since 1984;  Executive  Vice  President and Secretary of FCC from 1984  until  1992;  officer  and  director  of  certain  affiliate companies until 1992.

Millard V. Oakley 71  Director  of UTG and  FCC  since  1999;  Presently  serves  on  Board  of  Directors  and
                      Executive  Committee  of Thomas  Nelson,  a publicly  held  publishing  company  based in
                      Nashville,    TN;    Director   of   First    National    Bank   of   the    Cumberlands,
                      Livingston-Cooksville,  TN; Lawyer with limited law practice since 1980;  State Insurance
                      Commissioner  for State of Tennessee from 1975 to 1979;  General  Counsel,  United States
                      House of Representatives,  Washington,  D.C.,  Congressional  Committee on Small Business
                      from 1971-1973;  four elective terms as County Attorney for Overton County,  TN; delegate to  National  Democratic  Convention  in  1964;  four  elective  terms  in the  Tennessee
                      General Assembly from 1956 to 1964; Lawyer in Livingston,  TN from 1953 to 1971;  Elected to the Tennessee Constitutional Convention in 1952.

Robert V. O'Keefe 80  Director of UTG since 2000 and FCC since 1993;  Director  and  Treasurer of UTG from 1988 to 1992;  Director  of Cilcorp,  Inc.  from 1982 to 1994;  Director of Cilcorp  Ventures,
                      Inc. from 1985 to 1994;  Director of Environmental  Science and Engineering Co. from 1990 to 1994.

William W. Perry  45  Director  of UTG and FCC  since  2001;  Owner of SES  Investments,  Ltd.,  an oil and gas
                      investments  company  since  1991;  President  of EGL  Resources,  Inc.,  an oil  and gas
                      operations  company based in Texas and New Mexico since 1992;  President of Midland Yucca
                      Realty,  a Texas real estate  investment  company since 1993;  Chairman of Perry & Perry,
                      Inc.,  a Texas  oil and gas  consulting  company  since  1977;  Member  of the  Board  of
                      Managers of Tall City  Equity Fund since 2001;  President  of  Champion  Title  Group,  a
                      Florida  based  consulting   business  since  1999;  involved  with,  Young  Life,  youth organization  as a leader,  Chairman of the  international  Committee and National  Board since 1977.

Robert W. Teater  75  Director  of UTG  since  1987  and FCC  since  1992;  member  of  Columbus  School  Board
                      1991-2001;   Former   Director,   Ohio   Department   of  Natural   Resources;   Founder,
                      Teater-Gebhardt  and  Associates,  Inc.,  a  comprehensive  consulting  firm  in  natural resources  development;  Combat  veteran and retired  Major  General,  Ohio Army National
                      Guard.

EXECUTIVE OFFICERS OF UTG

More  detailed  information  on the  following  officers  of UTG  appears  under
"Directors":

Jesse T. Correll             Chairman of the Board and Chief Executive Officer
Randall L. Attkisson         President and Chief Operating Officer

Other officers of UTG are set forth below:

Name, Age             Position with UTG and, Business Experience

James P. Rousey 43    Executive  Vice  President  and  Chief  Administrative   Officer  since  September  2001;
                      Regional  CEO and  Director  of First  Southern  National  Bank from 1988 to 2001.  Board
                      Member with the Illinois Fellowship of Christian Athletes since 2001.

Theodore C. Miller 39 Corporate  Secretary  since  December  2000,  Senior Vice  President and Chief  Financial
                      Officer  since  July  1997;  Vice  President  and  Treasurer  since  October  1992;  Vice
                      President and Controller of certain Affiliate Companies from 1984 to 1992.

Brad M. Wilson  50    Senior Vice  President and Chief  Information  Officer since 1992;  Chief  Administrative
                      Officer from December 2000 to September 2001.

ITEM 11.  EXECUTIVE COMPENSATION UTG

Executive Compensation Table

The following table sets forth certain information  regarding  compensation paid to or earned by UTG's Chief Executive Officer and each of the Executive Officers of UTG whose salary plus bonus exceeded  $100,000 during UTG's last three fiscal year:  Compensation for services provided by the named executive officers to
UTG and its affiliates is paid by FCC (See also Employment Contracts for Messrs.
Melville and Ryherd)

                                          SUMMARY COMPENSATION TABLE

Name and                                Annual Compensation    Other Annual (1)   All Other (1)
Principal Position           Year      Salary ($)   Bonus ($)  Compensation ($)  Compensation ($)                                                                                   ($)

Jesse T. Correll (2)         2001        56,250           -           -               -
Chairman of the Board        2000             -           -           -               -
Chief Executive Officer      1999             -           -           -               -

Brad M. Wilson               2001       160,000       3,000           -             3,150
Senior Vice President        2000       157,500       3,227           -             3,150
Chief Information Officer    1999       147,700       3,000         3,665           3,150

Theodore C. Miller           2001       100,000       5,000           -             3,000
Corporate Secretary          2000        91,749           -           -             2,752
Senior Vice President        1999        86,783           -         3,179           2,603
Chief Financial Officer

(1)  Other Annual Compensation  consists of interest paid on previously deferred compensation  amounts.  All Other  Compensation  consists of UTG's matching contribution to the First Commonwealth  Corporation  Employee Savings Trust
     401(k) Plan.

(2)  On March 27, 2000, Mr. Jesse T. Correll assumed the position as Chairman of the Board and Chief  Executive  Officer of UTG and each of its  affiliates.
     Mr. Correll did not receive a salary,  bonus or other  compensation for his duties with UTG and each of its affiliates in the year 2000. In March 2001, the  Board of  Directors  approved  an annual  salary  for Mr.  Correll  of
     $75,000, with payments to begin on April 1, 2001.

Option/SAR Grants/Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
Option/SAR Values

At December  31, 2001 there were no shares of the common stock of UTG subject to unexercised options held by the named executive officers.  There were no options or stock  appreciation  rights granted to the named  executive  officers for the past three fiscal years.

Compensation of Directors

UTG's standard  arrangement for the compensation of directors provides that each director shall receive an annual retainer of $2,400,  plus $300 for each meeting attended and  reimbursement  for  reasonable  travel  expenses.  UTG's  director compensation  policy also  provides  that  directors who are employees of UTG or directors or officers of FSF and its affiliates do not receive any  compensation for their services as directors except for  reimbursement  for reasonable travel expenses for attending each meeting.

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
Additionally,  Mr.  Ryherd was granted an option to purchase up to 13,800 of the
Common Stock of UTG at $17.50 per share. The option was immediately  exercisable and transferable.  At December 31, 2000, all previously granted options expired.
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
The option is immediately  exercisable and  transferable.  At December 31, 2000, all  previously  granted  options  expired.  In accordance  with the  employment agreement, Mr. Melville continues to receive his annual Salary of $238,200 until the  agreement  expiration  date of July 31,  2002.  An accrual of $562,000  was established  through a charge  to  general  expenses  at  year-end  2000 for the remaining  payments required pursuant to the terms of Mr. Melville's  employment contract and other settlement costs.

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

Executive Compensation Plan Elements

Base Salary.  The Board of Directors establishes base salaries at a level intended to be within the competitive market range of comparable  companies.  In addition  to the  competitive  market  range,  many  factors are  considered  in determining  base  salaries,  including  the  responsibilities  assumed  by  the executive, the scope of the executive's position, experience, length of service, individual performance and internal equity considerations. In addition to a base salary,  increased  compensation of current and future executive officers of the
Company  will  be  determined  using a  "performance  based"  philosophy.  UTG's financial  results are analyzed and future  increases  to  compensation  will be proportionately based on the profitability of the Company.

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
Correll's  leadership,  he declined to receive a salary, bonus or other forms of compensation  for his  duties  with UTG and each of its  affiliates  in the year
2000.  In March 2001,  the Board of Directors  approved an annual salary for Mr.
Correll of $75,000,  with payments to begin on April 1, 2001. As a reflection of
Mr.  Correll's  leadership,  the  compensation  of current and future  executive officers of the Company will be  determined  by the Board of  Directors  using a
"performance  based"  philosophy.  The Board of Directors  will  consider  UTG's financial  results and future  compensation  decisions  will be  proportionately based on the profitability of the Company.

Conclusion

The Board of Directors  believes  this  Executive  Compensation  Plan provides a competitive and motivational  compensation package to the executive officer team necessary to produce the results UTG strives to achieve.  The Board of Directors also believes the Executive  Compensation  Plan  addresses both the interests of the shareholders and the executive team.

                                      BOARD OF DIRECTORS

                      John S. Albin                       Luther C. Miller
                      Randall L. Attkisson                Millard V. Oakley
                      John W. Collins                     Robert V. O'Keefe
                      Jesse T. Correll                    William W. Perry
                      Ward F. Correll                     Robert W. Teater
                      Thomas F. Darden

PERFORMANCE GRAPH

The following graph compares the cumulative  total  shareholder  return on UTG's
Common  Stock  during the five  fiscal  years ended  December  31, 2001 with the cumulative total return on the NASDAQ Composite Index Performance and the NASDAQ
Insurance  Stock Index (1). The graph assumes that $100 was invested on December
31, 1996 in each of the Company's  common stock, the NASDAQ Composite Index, and the NASDAQ Insurance Stock Index, and that any dividends were reinvested.

(1)  UTG selected  the NASDAQ  Composite  Index  Performance  as an  appropriate comparison since during the time period  reflected,  UTG's Common Stock was traded on the NASDAQ Small Cap exchange under the sign "UTGI". Furthermore,
     UTG  selected  the NASDAQ  Insurance  Stock Index as the second  comparison because there is no similar single "peer company" in the NASDAQ system with
     which  to   compare   stock   performance   and  the   closest   additional
     line-of-business  index which could be found was the NASDAQ Insurance Stock
     Index. Trading activity in UTG's Common Stock is limited,  which may be due in part as a result  of  UTG's  low  profile,  and its  reported  operating losses.  The Return Chart is not intended to forecast or be  indicative  of possible future performance of UTG's stock.

The foregoing graph shall not be deemed to be incorporated by reference into any filing of UTG under the Securities Act of 1933 or the Securities Exchange Act of
1934,  except to the extent that UTG specifically  incorporates such information by reference.

Compensation Committee Interlocks and Insider Participation

The following  persons  served as directors of UTG during 2001 and were officers or employees of UTG or its affiliates  during 2001: Jesse T. Correll and Randall
L. Attkisson.  Accordingly,  these  individuals  have  participated in decisions related to compensation of executive officers of UTG and its subsidiaries.

During 2001,  Jesse T. Correll and Randall L. Attkisson,  executive  officers of
UTG,  FCC and their  insurance  subsidiaries,  were also members of the Board of
Directors of FCC and the insurance subsidiaries.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF UTG

PRINCIPAL HOLDERS OF SECURITIES

The following  tabulation sets forth the name and address of the entity known to be the  beneficial  owners of more than 5% of UTG's Common Stock and shows:  (i)
the total number of shares of common Stock  beneficially owned by such person as of March 1, 2002 and the nature of such  ownership;  and (ii) the percent of the issued and outstanding shares of common stock so owned as of the same date.

  Title                                    Number of Shares           Percent
   Of          Name and Address             and Nature of                of
  Class        of Beneficial Owner       Beneficial Ownership         Class (1)
-------        -------------------       --------------------         ---------
Common         The Correll group  (2)          2,119,921                 60.2%
Stock no
Par value

(1)  The percentage of outstanding shares is based on 3,519,065 shares of common stock outstanding.

(2)  The  Correll  group,  who file a  combined  13D/A  with the SEC,  and their respective  holdings of UTG common  stock are listed as follows:  (i) First
     Southern  Holdings LLC, of 99 Lancaster  Street,  Stanford,  KY 40484 which owns 1,483,791 shares (42.2%) of common stock directly;  (ii) Jesse Correll who owns  112,704  shares  (3.2%) of common  stock  directly;  (iii) Dyscim
     Holding LLC, a Kentucky  corporation,  which owns 150,545  shares (4.3%) of common  stock,  all of the  outstanding  shares of which are owned by Jesse
     Correll; (iv) WCorrell Limited Partnership, which owns 72,750 shares (2.1%)
     of common  stock,  and in which Jesse  Correll  serves as managing  general partner and, as such, has sole voting and dispositive power over the shares of common  stock held by it; (v) First  Southern  Capital  Corp.  LLC of 99
     Lancaster  Street,  Stanford,  KY 40484 which owns 183,033 shares (5.2%) of common stock;  (vi) Cumberland Lake Shell,  Inc.,  which owns 98,523 shares
     (2.8%) of common stock,  all of the outstanding  voting shares of which are owned  jointly by Ward F. Correll and his wife. As a result Ward F. Correll may be deemed to share the voting and dispositive  power over these shares;
     (vii) First  Southern  Investments  LLC which owns 18,575 shares (less than
     1%) of common stock.

     First Southern Funding LLC ("FSF") and First Southern Bancorp, Inc. ("FSB")
     are also included in the Correll  entities.  On September 4, 2001,  FSF and
     FSB - and their  principals  -  restructured  the manner in which they hold shares of United  Trust  Group by forming a new limited  liability  company under Kentucky law, First Southern Holdings LLC ("FSH"). FSB contributed to
     FSH  shares of  United  Trust  Group  common  stock  held by it and cash in exchange  for a 99%  membership  interest in FSH.  FSF  contributed  to FSH shares of United  Trust  Group  common  stock held by it,  subject to notes payable which were assumed by FSH for a 1% membership interest in FSH. As a result,  FSB and FSF own  99%  and  1%,  respectively,  of the  outstanding membership  interests of FSH who is the aforementioned  holder of 1,483,791 shares (42.2%) of United Trust Group common stock.

SECURITY OWNERSHIP OF MANAGEMENT OF UTG

The  following  tabulation  shows with respect to each of the  directors of UTG, with  respect  to UTG's  chief  executive  officer  and each of UTG's  executive officers  whose salary plus bonus  exceeded  $100,000 for fiscal 2001,  and with respect to all executive officers and directors of UTG as a group: (i) the total number  of  shares  of all  classes  of  stock of UTG or any of its  parents  or subsidiaries,  beneficially  owned as of March 1,  2002 and the  nature  of such ownership; and (ii) the percent of the issued and outstanding shares of stock so owned, and granted stock options available as of the same date.

  Title         Directors, Named Executive             Amount                   Percent
   of           Officers, & All Directors &         and Nature of                 of
  Class         Executive Officers as a Group          Ownership                Class (1)
  -----         -----------------------------          ---------                ---------
FCC's             John S. Albin                              0                     *
Common            Randall L. Attkisson                       0   (2)               *
Stock, $1.00      John W. Collins                            0                     *
par value         Jesse T. Correll                       1,217   (3)             2.2%
                  Ward F. Correll                            0                     *
                  Thomas F. Darden                           0                     *
                  Luther C. Miller                           0                     *
                  Theodore C. Miller                        15                     *
                  Millard V. Oakley                          0                     *
                  Robert V. O'Keefe                          0                     *
                  William W. Perry                           0                     *
                  James P. Rousey                            0                     *
                  Robert W. Teater                           0                     *
                  Brad M. Wilson                             2                     *
                  All directors and executive officers   1,234                   2.3%
                  as a group (fourteen in number)

UTG's             John S. Albin                         10,503 (4)                 *
Common            Randall L. Attkisson                       0 (2)                 *
Stock, no         John W. Collins                            0                     *
par value         Jesse T. Correll                   2,002,823 (3)               56.9%
                  Ward F. Correll                       98,523 (5)               2.8%
                  Thomas F. Darden                           0                     *
                  Luther C. Miller                           0                     *
                  Theodore C. Miller                         0                     *
                  Millard V. Oakley                     16,471                     *
                  Robert V. O'Keefe                        300 (6)                 *
                  William W. Perry                           0                     *
                  James P. Rousey                            0                     *
                  Robert W. Teater                       7,380 (7)                 *
                  Brad M. Wilson                             0                     *
                  All directors and executive officers
                  as a group (fourteen in number)    2,136,000                   60.7%

(1)  The percentage of  outstanding  shares for FCC is based on 54,385 shares of
     Common Stock  outstanding.  The percentage of outstanding shares for UTG is based on 3,519,065 shares of Common Stock outstanding.

(2)  Randall L.  Attkisson is an associate and business  partner of Mr. Jesse T.
     Correll and holds minority ownership  positions in certain of the companies listed as owning UTG and FCC Common Stock including First Southern  Funding
     LLC and First Southern Bancorp, Inc. Ownership of these shares is reflected in the ownership of Jesse T. Correll.

(3)  The share ownership of Mr. Correll  includes 112,704 shares of United Trust
     Group common stock owned by him  individually  and 150,545 shares of United
     Trust Group common stock held by Dyscim,  LLC. Mr.  Correll owns all of the outstanding  membership  interests of Dyscim,  LLC, and  therefore has sole voting  and  dispositive  power  over  the  shares  held by it.  The  share ownership of Mr. Correll also includes  72,750 shares of United Trust Group common stock held by WCorrell,  Limited Partnership,  a limited partnership in which Mr. Correll serves as managing  general  partner and, as such, has sole voting and dispositive  power over the shares held by it. In addition, by virtue of his ownership of voting  securities of First Southern Funding,
     LLC and First Southern Bancorp,  Inc., and in turn, their ownership of 100%
     of the outstanding  membership  interests of First Southern  Holdings,  LLC
     (the holder of 1,483,791  shares of United Trust Group common  stock),  Mr.
     Correll  may be deemed to  beneficially  own the total  number of shares of
     United Trust Group common stock owned by First Southern  Holdings,  and may be deemed to share with First  Southern  Holdings  the right to vote and to dispose  of  such  shares.  Mr.  Correll  owns  approximately  82%  of  the outstanding  membership  interests  of  First  Southern  Funding;  he  owns directly  approximately  38%,  companies he controls own approximately 23%, and he has the  power  to vote but  does  not own an  additional  3% of the outstanding voting stock of First Southern Bancorp.  First Southern Bancorp and First  Southern  Funding in turn own 99% and 1%,  respectively,  of the outstanding membership interests of First Southern Holdings. Mr. Correll is also a manager of First Southern  Capital Corp.,  LLC, and thereby may also be deemed to  beneficially  own the  183,033  shares of United  Trust Group common  stock held by First  Southern  Capital,  and may be deemed to share with it the right to vote and to dispose of such shares. Share ownership of
     Mr.  Correll in United  Trust Group  common  stock does not include  18,575
     shares  of  United  Trust  Group  common  stock  held  by  First   Southern
     Investments, LLC, of which Dyscim, LLC is a member.

     First Southern Bancorp owns 1,217 shares of FCC's common stock.

(4)  Includes 392 shares owned directly by Mr. Albin's spouse.

(5)  Cumberland Lake Shell,  Inc. owns 98,523 shares of UTG Common Stock, all of the outstanding voting shares of which are owned by Ward F. Correll and his wife.  As a result  Ward F.  Correll  may be deemed to share the voting and dispositive power over these shares. Ward F. Correll is the father of Jesse
     T.  Correll.  There are 72,750 shares of UTG Common Stock owned by WCorrell
     Limited  Partnership in which Jesse T. Correll  serves as managing  general partner and, as such, has sole voting and dispositive power over the shares of Common Stock held by it. The aforementioned  72,750 shares are deemed to be beneficially owned by and listed under Jesse T. Correll in this section.

(6)  Includes 300 shares owned directly by Mr. O'Keefe's spouse.

(7)  Includes 210 shares owned directly by Mr. Teater's spouse.

* Less than 1%.

Except as indicated above, the foregoing persons hold sole voting and investment power.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At a December  17, 2001 joint  meeting of the board of directors of UTG, FCC and
their  insurance  subsidiaries,   the  boards  of  directors  of  the  insurance
subsidiaries discussed and decided to further explore and pursue a possible sale of the insurance  charters of each of APPL and ABE. In the alternative to a sale of the APPL charter,  the boards also discussed and decided to further explore a possible  merger of APPL into UG.  Regardless  of whether a merger is ultimately pursued or the charters of each  subsidiary are sold, UG would likely assume and reinsure  the  existing  insurance  policies of those  subsidiaries  in any such transaction.

During the fourth  quarter of 2001,  UG  purchased  real  estate from an outside third party through the  formation of an LLC in which UG is a two-thirds  owner.
The other one-third partner is Millard V. Oakley,  who is a Director of both UTG and FCC.  Hampshire Plaza,  LLC consists of a twenty story,  254,000 square foot office  tower,  an attached  72,000  square foot retail  plaza,  and an attached parking garage with approximately 350 parking spaces located in Manchester,  New
Hampshire  for  $6,333,336.  At December 31,  2001,  the property was carried at
$6,491,734.

On November  15, 2001,  UTG was  extended a  $3,300,000  line of credit from the
First National Bank of the  Cumberlands  located in Livingston,  Tennessee.  The
First National Bank of the  Cumberlands is owned by Millard V. Oakley,  who is a
Director  of both UTG and FCC.  The line of credit will expire one year from the date of issue,  and all funds  advanced under this line of credit are to be used for the repurchase of stock.  The interest rate provided for in the agreement is variable  and indexed to be the lowest of the U.S.  prime rates as  published in the money section of the Wall Street Journal, with any interest rate adjustments to be made  monthly.  To date,  the Company  has no  borrowings  or  obligations attributable to this line of credit.

On October 26, 2001,  APPL effected a reverse stock split,  as a result of which
(i) it became a  wholly-owned  subsidiary  of UG, and an  indirect  wholly-owned subsidiary  of FCC and UTG,  and  (ii) its  minority  shareholders  received  an aggregate  of  $1,055,294.50  in respect of their  shares.  Prior to the reverse stock split, UG owned 88% of the outstanding shares of APPL.

On  September  4, 2001,  FSF and FSBI (and their  principals)  restructured  the manner in which  they  hold  shares of UTG by  forming a new  limited  liability
company  under  Kentucky  law,  First  Southern  Holdings,   LLC  ("FSH").  FSBI
contributed  to FSH shares of UTG common  stock held by it and cash in  exchange for a 99%  membership  interest  in FSH.  FSF  contributed  to FSH shares of UTG common stock held by it,  subject to notes  payable which were assumed by FSH in exchange for a 1% membership interest in FSH.

On April 12, 2001,  UTG  completed  the purchase of 22,500  shares of UTG common stock and 544 shares of FCC  common  stock  from  James E.  Melville  and family pursuant to the Melville Purchase Agreement in exchange for five year promissory notes of UTG in the aggregate  principal amount of $288,800.  On April 12, 2001,
UTG also completed the purchase from another family member of Mr. Melville of an additional  100 shares of UTG for a total cash payment of $800. The purchase for cash by UTG of an additional 39 shares of FCC common stock owned by Mr. Melville at a purchase  price of $200.00 per share was  consummated on June 27, 2001. Mr.
Melville was a former director of UTG, FCC and the three insurance  subsidiaries of UTG; he resigned from those boards on February 13, 2001.

On April 12, 2001,  UTG also  completed  the  purchase of 559,440  shares of UTG common  stock from Larry E. Ryherd and family  pursuant  to the Ryherd  Purchase
Agreement for cash payments totaling $948,026 and a five year promissory note of
UTG in the principal amount of $3,527,494.  The purchase by UTG of the remaining
3,775  shares of UTG common  stock to be  purchased  for cash at $8.00 per share pursuant to the Ryherd  Purchase  Agreement  along with an additional 570 shares from certain parties to the Ryherd Purchase  Agreement was completed on June 20,
2001. The promissory notes of UTG received by certain of the sellers pursuant to the Melville Purchase  Agreement and the Ryherd Purchase Agreement bear interest at a rate of 7% per annum (paid quarterly) with payments of principal to be made in five equal annual installments, the first such payment of principal to be due on the first anniversary of the closing.

On April 12, 2001, UTG also purchased in a separate transaction 10,891 shares of
UTG  common  stock  from  Robert E. Cook at a price of $8.00 per  share.  At the closing,  Mr. Cook received  $17,426 in cash and a five year  promissory note of
UTG  (substantially  similar to the  promissory  notes  issued  pursuant  to the
Melville and Ryherd Purchase Agreements described above) in the principal amount of $69,702.  Mr. Cook was a director of UTG and FCC who resigned his position on
January 8, 2001.  Mr. Cook  proposed the stock  purchase to Jesse T. Correll who agreed to  purchase  Mr.  Cook's  stock on  substantially  the same terms as the purchases of the stock held by Messrs. Melville and Ryherd as described above.

On December 31, 1999, UTG and Jesse T. Correll entered a transaction whereby Mr.
Correll,  in combination with other  individuals,  made an equity  investment in
UTG.  Under the terms of the Stock  Acquisition  Agreement,  the  Correll  group contributed  their 100%  ownership  of North Plaza of  Somerset,  Inc. to UTG in exchange for 681,818  authorized  but unissued  shares of UTG common stock.  The
Board of Directors of UTG approved the  transaction  at their regular  quarterly board meeting held on December 7, 1999.  North Plaza of Somerset,  Inc. owns for investment  purposes,  a shopping  center in Somerset,  Kentucky,  approximately
12,000 acres of timberland  in Kentucky,  and a 50%  partnership  interest in an additional 11,000 acres of Kentucky timberland. North Plaza has no debt. The net assets were valued at $7,500,000,  which equates to $11.00 per share for the new shares of UTG that were issued in the transaction.

Mr.  Correll is Chairman of the Board of  Directors of UTG and  currently  UTG's largest  shareholder  through his ownership control of FSF, FSBI and affiliates.
Mr. Correll is the majority  shareholder of FSF and FSBI, a bank holding company that operates out of 14 locations in central Kentucky. At December 31, 2001, Mr.
Correll owns or controls directly and indirectly approximately 60% of UTG.

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

USA paid $677,807  under their  agreement  with UII for 1999.  UII paid $223,753 under their agreement with UTG for 1999.  Additionally,  UII paid FCC $30,000 in
1999 for  reimbursement  of costs  attributed to UII. These  reimbursements  are reflected as a credit to general expenses.

UTG  paid  FCC  $550,000,   $750,000  and  $600,000  in  2001,  2000  and  1999,
respectively for reimbursement of costs attributed to UTG.

On January 1, 1993,  FCC  entered an  agreement  with UG  pursuant  to which FCC provides management services necessary for UG to carry on its business.  UG paid
$6,156,903,   $6,061,515  and  $6,251,340  to  FCC  in  2001,   2000  and  1999,
respectively.

ABE pays fees to FCC pursuant to a cost sharing and  management  fee  agreement.
FCC provides management services for ABE to carry on its business. The agreement requires ABE to pay a percentage of the actual expenses incurred by FCC based on certain activity indicators of ABE business to the business of all the insurance company  subsidiaries  plus a management fee based on a percentage of the actual expenses  allocated to ABE. ABE paid fees of $332,673,  $371,211 and $392,005 in
2001, 2000 and 1999, respectively under this agreement.

APPL has a  management  fee  agreement  with FCC  whereby FCC  provides  certain administrative  duties,  primarily data processing and investment  advice.  APPL
paid  fees  of  $444,000,   $444,000  and  $300,000  in  2001,  2000  and  1999,
respectively under this agreement.

Respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management's opinion that where applicable,  costs have been  allocated  fairly  and such  allocations  are based  upon  accounting principles generally accepted in the United States of America.

Since the Company's affiliation with FSF, UG has acquired mortgage loans through participation  agreements  with FSNB.  FSNB  services the loans covered by these participation  agreements.  UG pays a .25%  servicing  fee on these  loans and a one-time fee at loan  origination  of .50% of the original  loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.
UG paid $79,730,  $34,721 and $11,578 in servicing fees and $22,626, $91,392 and
$0 in origination fees to FSNB during 2001, 2000 and 1999, respectively.

The  Company  reimbursed  expenses  incurred by Mr.  Correll  and Mr.  Attkisson relating  to travel and other  costs  incurred  on behalf of or  relating to the
Company.  The Company  paid  $145,407,  $96,599  and  $39,336 in 2001,  2000 and
1999,respectively  to First  Southern  Bancorp,  Inc. in  reimbursement  of such costs.  In addition,  beginning in 2001,  the Company began  reimbursing  FSBI a portion of salaries for Mr. Correll and Mr.  Attkisson.  The  reimbursement  was approved  by the UTG board of  directors  and  totaled  $128,411  in 2001  which included salaries and other benefits.

RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS

Kerber,  Eck and  Braeckel  LLP ("KEB")  served as UTG's  independent  certified public  accounting  firm for the fiscal  year ended  December  31,  2001 and for fiscal year ended December 31, 2000. In serving its primary  function as outside auditor for UTG, KEB performed  the following  audit  services:  examination  of annual consolidated financial statements; assistance and consultation on reports
filed  with  the  Securities  and  Exchange   Commission  and;   assistance  and
consultation  on  separate  financial  reports  filed  with the State  insurance regulatory  authorities pursuant to certain statutory  requirements.  Audit Fees billed for these audit  services in the year 2001  totaled  $165,000,  and audit fees billed for quarterly reviews of the Company's financial  statements totaled
$16,979.  No other  services were performed by, and therefore no other fees were billed by, KEB for services in the current year.

UTG does not expect that a  representative  of KEB will be present at the Annual
Meeting of  Shareholders  of UTG. No  accountants  have been selected for fiscal
year  2002  because  UTG  generally  chooses   accountants  shortly  before  the
commencement of the annual audit work.

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

          UTG filed a Form 8-K with the SEC on January 2, 2002. The topic listed under  Item 5.  Other  Events  was  the  voluntary  de-listing  of the
          Company's stock (symbol "UTGI") from quotation on the NASDAQ small cap market with a report date of December 31, 2001.

(c)  Exhibits:

          Index to Exhibits (See pages 78 and 79).

                                           INDEX TO EXHIBITS

 Exhibit
 Number
 -------

3(a) (1) Amended  Articles of  Incorporation  for the Company dated November 20,
         1987.

3(b) (1) Amended  Articles of  Incorporation  for the Company dated  December 6,
         1991.

3(c) (1) Amended Articles of Incorporation for the Company dated March 30, 1993.

3(d) (1) Code of By-Laws for the Company.

10(a)(2) Coinsurance  Agreement  dated  September  30, 1996  between  Universal
         Guaranty Life  Insurance  Company and First  International  Life  Insurance
         Company, including assumption reinsurance agreement exhibit and amendments.

10(b)(1) Subcontract  Agreement  dated  September 1, 1990 between United Trust,
         Inc. and United Income, Inc.

10(c)(1) Service  Agreement  dated  November  8, 1989  between  United  Security
         Assurance Company and United Income, Inc.

10(d)(1) Management  and  Consultant  Agreement  dated as of  January  1,  1993
         between  First   Commonwealth   Corporation  and  Universal  Guaranty  Life
         Insurance Company.

10(e)(1) Management  Agreement  dated  December 20, 1981  between  Commonwealth
         Industries Corporation, and Abraham Lincoln Insurance Company.

10(f)(1) Reinsurance  Agreement dated January 1, 1991 between Universal Guaranty
         Life Insurance Company and Republic Vanguard Life Insurance Company.

10(g)(1) Reinsurance  Agreement  dated  July 1, 1992  between  United  Security
         Assurance Company and Life Reassurance Corporation of America.

10(h)(3) Employment  Agreement dated as of July 31, 1997 between Larry E. Ryherd and First Commonwealth Corporation

10(i)(3) Employment  Agreement  dated  as of July  31,  1997  between  James E.
         Melville and First Commonwealth Corporation

10(j)(1) Agreement  dated June 16,  1992  between  John K.  Cantrell  and First
         Commonwealth Corporation.

10(k)(1) Stock Purchase  Agreement  dated February 20, 1992 between United Trust
         Group, Inc. and Sellers.

10(l)(1) Amendment No. One dated April 20, 1992 to the Stock Purchase  Agreement between the Sellers and United Trust Group, Inc.

                                           INDEX TO EXHIBITS

 Exhibit
 Number
 ------
10(m)(1) Security  Agreement  dated June 16, 1992  between  United Trust Group,
         Inc. and the Sellers.

10(n)(1) Stock  Purchase  Agreement  dated June 16, 1992  between  United  Trust
         Group, Inc. and First Commonwealth Corporation

10(o)    Universal  note and security  agreement  dated  November 15, 2001,  between
         United Trust Group, Inc. and First National Bank of the Cumberlands.

10(p)    Line of credit  agreement  dated  November 15, 2001,  between  United Trust
         Group, Inc. and First National Bank of the Cumberlands.

99(a)(4) Audit Committee Charter

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

     (2)  Incorporated  by reference  from the  Company's  Annual Report on Form
          10-K, File No. 0-5392, as of December 31, 1996.

     (3)  Incorporated  by reference  from the  Company's  Annual Report on Form
          10-K, File No. 0-5392, as of December 31, 1997.

     (4)  Incorporated  by reference  from the  Company's  Annual Report on Form
          10-K, File No. 0-5392, as of December 31, 2000.

                            UNITED TRUST GROUP, INC.
                       SUMMARY OF INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                             As of December 31, 2001

                                                                                  Schedule I

                    Column A                      Column B        Column C        Column D
-------------------------------------------------------------   -------------   -------------

                                                                                 Amount at
                                                                                Which Shown
                                                                                 in Balance
                                                    Cost           Value           Sheet
                                                -------------   -------------   -------------
Fixed maturities:
    Bonds:
      United States Government and
         government agencies and authorities  $    6,904,757  $    7,183,965  $    6,904,757
      State, municipalities, and political
         subdivisions                             11,788,567      12,029,784      11,788,567
      Collateralized mortgage obligations            128,471         133,291         128,471
      Public utilities                            22,219,127      23,008,044      22,219,127
      All other corporate bonds                   33,964,473      35,370,326      33,964,473
                                                -------------   -------------   -------------
    Total fixed maturities                        75,005,395  $   77,725,410      75,005,395
                                                                =============

Investments held for sale:
    Fixed maturities:
      United States Government and
         government agencies and authorities      35,240,384  $   36,182,839      36,182,839
      State, municipalities, and political
         subdivisions                                192,059         202,256         202,256
      Collateralized mortgage obligations         53,777,577      54,003,623      54,003,623
      Public utilities                                     0               0               0
      All other corporate bonds                    8,374,074       8,239,722       8,239,722
                                                -------------   -------------   -------------
                                                  97,584,094  $   98,628,440      98,628,440
                                                                =============

    Equity securities:
      Banks, trusts and insurance companies        1,000,000  $    1,100,000       1,100,000
      All other corporate securities               2,937,812       2,752,716       2,752,716
                                                -------------   -------------   -------------
                                                   3,937,812  $    3,852,716       3,852,716
                                                                =============

Mortgage loans on real estate                     23,386,895                      23,386,895
Investment real estate                            18,226,451                      18,226,451
Real estate acquired in satisfaction of debt               0                               0
Policy loans                                      13,608,456                      13,608,456
Other long-term investments                                0                               0
Short-term investments                               581,382                         581,382
                                                -------------                   -------------
    Total investments                         $  232,330,485                  $  233,289,735
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

                            UNITED TRUST GROUP, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           PARENT ONLY BALANCE SHEETS
                        As of December 31, 2001 and 2000

                                                                         Schedule II

                                                            2001            2000
                                                        -------------   -------------

ASSETS

    Investment in affiliates                          $   39,542,877  $   36,443,353
    Cash and cash equivalents                                378,133       1,851,441
    Notes receivable from affiliate                       11,536,698      12,839,193
    FIT recoverable                                           10,969           7,583
    Accrued interest income                                   64,331          20,837
    Receivable from affiliates, net                          133,963               0
                                                        -------------   -------------
        Total assets                                  $   51,666,971  $   51,162,407
                                                        =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Notes payable                                     $    4,400,670  $    1,817,169
    Payable to affiliates, net                                     0         156,000
    Deferred income taxes                                  2,156,203       2,140,774
    Other liabilities                                        336,484         334,031
                                                        -------------   -------------
        Total liabilities                                  6,893,357       4,447,974
                                                        -------------   -------------

Shareholders' equity:
    Common stock, net of treasury shares                      70,996          83,501
    Additional paid-in capital, net of treasury           42,789,636      47,730,980
    Accumulated other comprehensive
        income of affiliates                                 908,744         335,287
    Retained earnings (accumulated deficit)                1,004,238      (1,435,335)
                                                        -------------   -------------
        Total shareholders' equity                        44,773,614      46,714,433
                                                        -------------   -------------
        Total liabilities and shareholders' equity    $   51,666,971  $   51,162,407
                                                        =============   =============

                            UNITED TRUST GROUP, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      PARENT ONLY STATEMENTS OF OPERATIONS
                       Three Years Ended December 31, 2001

                                                                                    Schedule II

                                                       2001            2000            1999
                                                   -------------   -------------   -------------

Revenues:

    Management fees from affiliates             $             0 $             0 $       528,638
    Other income from affiliates                            858           4,381          43,148
    Interest income from affiliates                     987,886       1,242,990       1,099,013
    Interest income                                      40,323          84,519          37,402
                                                   -------------   -------------   -------------
                                                      1,029,067       1,331,890       1,708,201

Expenses:

    Management fee to affiliate                         550,000         750,000         600,000
    Interest expense                                    326,499         376,095         387,966
    Interest expense to affiliates                            0               0          31,325
    Operating expenses                                  110,419          79,015          90,304
                                                   -------------   -------------   -------------
                                                        986,918       1,205,110       1,109,595
                                                   -------------   -------------   -------------

    Operating income                                     42,149         126,780         598,606

    Income tax expense                                  (12,043)        (60,550)       (192,247)
    Equity in income of investees                             0               0          53,555
    Equity in income (loss) of subsidiaries           2,409,467        (762,656)        615,995
                                                   -------------   -------------   -------------
        Net income (loss)                       $     2,439,573 $      (696,426)$     1,075,909
                                                   =============   =============   =============

Basic income (loss) per share from continuing
   operations and net income (loss)             $          0.65 $         (0.17)$          0.38
                                                   =============   =============   =============

Diluted income (loss) per share from continuing
operations and net income (loss)                $          0.65 $         (0.17)$          0.38
                                                   =============   =============   =============

Basic weighted average shares outstanding             3,733,432       4,056,439       2,839,703
                                                   =============   =============   =============

Diluted weighted average shares outstanding           3,733,432       4,056,439       2,839,934
                                                   =============   =============   =============

                            UNITED TRUST GROUP, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      PARENT ONLY STATEMENTS OF CASH FLOWS
                       Three Years Ended December 31, 2001
                                                                                         Schedule II

                                                            2001            2000            1999
                                                        -------------   -------------   -------------

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net income (loss)                                  $    2,439,573  $     (696,426) $    1,075,909
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
    Equity in (income) loss of subsidiaries               (2,409,467)        762,656        (615,995)
    Equity in income of investees                                  0               0         (53,555)
    Change in accrued interest income                        (43,494)         20,625          12,886
    Depreciation                                                   0           5,102           7,266
    Change in deferred income taxes                           15,429          60,288         185,406
    Change in indebtedness (to) from affiliates, net        (289,963)          8,690         166,422
    Change in other assets and liabilities                      (933)         32,966         (25,070)
                                                        -------------   -------------   -------------
Net cash provided by (used in) operating activities         (288,855)        193,901         753,269
                                                         -------------   -------------   -------------

Cash flows from investing activities:
    Purchase of stock of affiliates                           (7,800)         (3,200)        (50,325)
    Sale of stock of affiliates                                    0               0          71,195
    Issuance of notes receivable to affiliates                     0               0        (610,000)
    Payments received on notes receivable from affiliates  1,302,495       2,000,000         400,000
    Payments received on mortgage loans                            0               0          50,000
                                                        -------------   -------------   -------------
Net cash provided by (used in) investing activities        1,294,695       1,996,800        (139,130)
                                                        -------------   -------------   -------------

Cash flows from financing activities:
    Purchase of treasury stock                            (1,176,653)              0        (149,955)
    Payments on notes payable                             (1,302,495)     (1,515,800)       (433,974)
    Cash received in merger                                        0               0         607,508
    Cash received in liquidation of subsidiary                     0               0          27,936
                                                        -------------   -------------   -------------
Net cash provided by (used in) financing activities       (2,479,148)     (1,515,800)         51,515
                                                        -------------   -------------   -------------

Net increase (decrease) in cash and cash equivalents      (1,473,308)        674,901         665,654
Cash and cash equivalents at beginning of year             1,851,441       1,176,540         510,886
                                                        -------------   -------------   -------------
Cash and cash equivalents at end of year              $      378,133  $    1,851,441  $    1,176,540
                                                        =============   =============   =============

                            UNITED TRUST GROUP, INC.
                                   REINSURANCE
          As of December 31, 2001 and the year ended December 31, 2001

                                                                                       Schedule IV

--------------------------------------------------------------------------------------------------

        Column A             Column B       Column C        Column D       Column E      Column F
                           -------------  ------------   -------------   -------------  ----------

                                                                                        Percentage
                                            Ceded to        Assumed                      of amount
                                             other        from other                    assumed to
                            Gross amount   companies      companies     Net amount         net

--------------------------------------------------------------------------------------------------

Life insurance
   in force              $ 2,630,460,130 $ 653,610,000 $ 1,632,820,870 $ 3,609,671,000    45.2%
                           =============  ============   =============   =============

Premiums and policy fees:

   Life insurance        $    20,150,537 $   3,135,311 $       109,457 $    17,124,683     0.6%

   Accident and health
     insurance                   170,923        36,787               0         134,136     0.0%
                            ------------  ------------   -------------    ------------

                         $    20,321,460 $   3,172,098 $       109,457 $    17,258,819     0.6%
                           =============  ============   =============    ============

                            UNITED TRUST GROUP, INC.
                                   REINSURANCE
          As of December 31, 2000 and the year ended December 31, 2000

                                                                                       Schedule IV

--------------------------------------------------------------------------------------------------

         Column A            Column B       Column C       Column D        Column E      Column F
                           -------------  ------------   -------------   -------------  ----------

                                                                                        Percentage
                                            Ceded to       Assumed                      of amount
                                             other        from other                    assumed to
                            Gross amount   companies       companies      Net amount      net

--------------------------------------------------------------------------------------------------

Life insurance
   in force              $ 2,878,693,447 $ 734,621,000 $ 1,020,170,553 $ 3,164,243,000    32.2%
                           =============  ============   =============   =============

Premiums and policy fees:

   Life insurance        $    22,789,885 $   3,518,015  $       76,069 $    19,347,939     0.4%

   Accident and health
     insurance                   179,904        38,157               0         141,747     0.0%
                           -------------  ------------   -------------   -------------

                         $    22,969,789 $   3,556,172  $       76,069 $    19,489,686     0.4%
                           =============  ============   =============   =============

                            UNITED TRUST GROUP, INC.
                                   REINSURANCE
          As of December 31, 1999 and the year ended December 31, 1999

                                                                                       Schedule IV

--------------------------------------------------------------------------------------------------

        Column A             Column B       Column C       Column D        Column E      Column F
                           -------------  ------------   -------------   -------------  ----------

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
                            ============  ============   =============   =============

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
                            ============  ============   =============    ============

                            UNITED TRUST GROUP, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
         As of and for the years ended December 31, 2001, 2000, and 1999

                                                                                        Schedule V

                                           Balance at      Additions
                                           Beginning        Charges                     Balances at
              Description                  Of Period      and Expenses    Deductions   End of Period
-----------------------------------------------------------------------------------------------------

December 31, 2001
..
Allowance for doubtful accounts -
     mortgage loans                     $   240,000     $       30,000   $   150,000    $  120,000                                                                                 $

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

                                       UNITED TRUST GROUP, INC.
                                             (Registrant)

 John S. Albin                                                                         March 26, 2002
John S. Albin, Director

/s/  Randall L. Attkisson                                                              March 26, 2002
Randall L. Attkisson, President, Chief
  Operating Officer and Director

 /s/  John W. Collins                                                                  March 26, 2002
John W. Collins, Director

/s/  Jesse T. Correll                                                                  March 26, 2002
Jesse T. Correll, Chairman of the Board,
  Chief Executive Officer and Director

/s/ Ward F. Correll                                                                    March 26, 2002
Ward F. Correll, Director

/s/ Thomas F. Darden                                                                   March 26, 2002
Thomas F. Darden, Director

/s/  Luther C. Miller                                                                  March 26, 2002
Luther C. Miller, Director

/s/  Millard V. Oakley                                                                 March 26, 2002
Millard V. Oakley, Director

/s/  Robert V. O'Keefe                                                                 March 26, 2002
Robert V. O'Keefe, Director

/s/  William W. Perry                                                                  March 26, 2002
William W. Perry, Director

/s/  Robert W. Teater                                                                  March 26, 2002
Robert W. Teater, Director

/s/  Theodore C. Miller                                                                March 26, 2002
Theodore C. Miller, Corporate Secretary
  and Chief Financial Officer