Form 10-Q
period 2002-03-31
UNITED TRUST GROUP INC
filed 2002-05-15
CIK 832480

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                        OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 0-16867

                            UNITED TRUST GROUP, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              ILLINOIS                                                37-1172848
-------------------------------                              -------------------
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                             5250 SOUTH SIXTH STREET
                                  P.O. BOX 5147
                              SPRINGFIELD, IL 62705
             -------------------------------------------------------
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

The number of shares  outstanding of the  registrant's  common stock as of April
30, 2002, was 3,505,048.

                    UNITED TRUST GROUP, INC. AND SUBSIDIARIES
                                 (The "Company")

                                TABLE OF CONTENTS

Part 1.   Financial Information................................................3

   ITEM 1.  FINANCIAL STATEMENTS...............................................3

     Consolidated Balance Sheets as of March 31, 2002
       and December 31, 2001...................................................3

     Consolidated  Statements of Operations for the three months ended March 31,2002  and  2001..........................................4

     Consolidated  Statement  of Shareholders'Equity for the Period
       ended March 31, 2002....................................................5

     Consolidated  Statements of Cash Flows for the three months ended
       March 31, 2002 and 2001.................................................6

     Notes to Consolidated Financial Statements................................7

   ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
----------------------------------------------------------------------------------------------------------

                                                                          March 31,          December 31,
     ASSETS                                                                 2002                 2001
                                                                       --------------        --------------

Investments:
  Fixed maturities at amortized cost
    (market $73,181,106  and $77,725,410)                           $      71,187,074 $         75,005,395
  Investments held for sale:
    Fixed maturities, at market
      (cost $104,705,734 and $97,584,094)                                 104,704,236           98,628,440
    Equity securities, at market
      (cost $4,122,887  and $3,937,812)                                     4,930,491            3,852,716
  Mortgage loans on real estate at amortized cost                          24,557,830           23,386,895
  Investment real estate, at cost,
   net of accumulated depreciation                                         17,734,402           18,226,451
  Policy loans                                                             13,474,584           13,608,456
  Short-term investments                                                      532,832              581,382
                                                                       --------------        --------------
                                                                          237,121,449          233,289,735

Cash and cash equivalents                                                  14,919,864           15,477,348
Accrued investment income                                                   2,626,552            3,002,860
Reinsurance receivables:
  Future policy benefits                                                   33,525,507           33,776,688
  Policy claims and other benefits                                          3,898,370            4,042,779
Cost of insurance acquired                                                 33,280,239           33,666,336
Deferred policy acquisition costs                                           2,852,811            3,107,919
Costs in excess of net assets purchased,
  net of accumulated amortization                                             345,779              345,779
Property and equipment,
  net of accumulated depreciation                                           2,387,678            2,459,117
Income taxes receivable, current                                              197,066              215,865
Other assets                                                                  458,794              139,245
                                                                       --------------        --------------
   Total assets                                                     $     331,614,109    $     329,523,671
                                                                       ==============        ==============

     LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
  Future policy benefits                                            $     235,988,455    $     236,449,241
  Policy claims and benefits payable                                        2,242,219            2,781,920
  Other policyholder funds                                                  1,322,700            1,255,990
  Dividend and endowment accumulations                                     12,849,266           13,055,024
Deferred income taxes                                                      13,581,003           13,569,523
Notes payable                                                               4,223,471            4,400,670
Other liabilities                                                           8,677,001            5,465,896
                                                                       --------------        --------------
   Total liabilities                                                      278,884,115          276,978,264
                                                                       --------------        --------------
Minority interests in consolidated subsidiaries                             7,859,396            7,771,793
                                                                       --------------        --------------

Shareholders' equity:
Common stock - no par value, stated value $.02 per share
  Authorized 7,000,000 shares - 3,508,925 and 3,549,791 shares
  issued after deducting treasury shares of 116,102 and 75,236                 70,179               70,996
Additional paid-in capital                                                 42,491,788           42,789,636
Retained earnings                                                           1,481,272            1,004,238
Accumulated other comprehensive income                                        827,359              908,744
                                                                       --------------        -------------
   Total shareholders' equity                                              44,870,598           44,773,614
                                                                       --------------        -------------
   Total liabilities and shareholders' equity                       $     331,614,109    $     329,523,671
                                                                       ==============        =============

                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
--------------------------------------------------------------------------------------------------------------

                                                                        Three Months Ended
                                                                     March 31,            March 31,
                                                                       2002                 2001
                                                               -----------------    -----------------
Revenues:

 Premiums and policy fees                                      $      4,994,227     $      5,333,743
 Reinsurance premiums and policy fees                                  (717,366)            (779,292)
 Net investment income                                                3,307,478            4,014,425
 Realized investment gains and (losses), net                              4,696             (230,569)
 Other income                                                           204,006               89,928
                                                               -----------------    -----------------
                                                                      7,793,041            8,428,235

Benefits and other expenses:

 Benefits, claims and settlement expenses:
  Life                                                                5,328,814            4,976,685
  Reinsurance benefits and claims                                    (1,026,833)            (594,279)
  Annuity                                                               268,675              274,051
  Dividends to policyholders                                            264,450              281,268
 Commissions and amortization of deferred
  policy acquisition costs                                              302,521              530,443
 Amortization of cost of insurance acquired                             386,097              398,972
 Operating expenses                                                   1,530,433            1,514,115
 Interest expense                                                        72,210               38,614
                                                               -----------------    -----------------

                                                                      7,126,367            7,419,869

Income before income taxes, minority interest
  and equity in earnings of investees                                   666,674            1,008,366

Income tax expense                                                      (83,880)            (591,173)
Minority interest in income of
  consolidated subsidiaries                                            (105,760)             (73,335)

                                                               -----------------    -----------------

Net income                                                     $        477,034     $        343,858
                                                               =================    =================

Basic earnings per share from continuing
 operations and net income                                     $           0.14     $           0.08
                                                               =================    =================

Diluted earnings per share from continuing
 operations and net income                                     $           0.14     $           0.08
                                                               =================    =================

Basic weighted average shares outstanding                             3,528,436            4,175,066
                                                               =================    =================

Diluted weighted average shares outstanding                           3,528,436            4,175,066
                                                               =================    =================

                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                       For the Period ended March 31, 2002

Common stock
  Balance, beginning of year                                 $            70,996
  Issued during year                                                           0
  Purchase treasury shares                                                  (817)
                                                               ------------------

  Balance, end of period                                                  70,179
                                                               ------------------

Additional paid-in capital
  Balance, beginning of year                                          42,789,636
  Issued during year                                                           0
  Purchase treasury shares                                              (297,848)
                                                               ------------------

  Balance, end of period                                              42,491,788
                                                               ------------------

Retained earnings
  Balance, beginning of year                                           1,004,238
  Net income                                                             477,034       $           477,034
                                                               ------------------        ------------------

  Balance, end of period                                               1,481,272
                                                               ------------------

Accumulated other comprehensive income
  Balance, beginning of year                                             908,744
  Other comprehensive income
     Unrealized holding loss on securities
          net of minority interest and
          reclassification adjustment                                    (81,385)                  (81,385)
                                                               ------------------        ------------------

  Comprehensive income                                                                 $           395,649
                                                                                         ==================

  Balance, end of period                                                 827,359
                                                               ------------------

Total shareholders' equity, end of period                    $        44,870,598
                                                               ==================

                             See accompanying notes

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                       Three Months Ended
                                                                                  March 31,         March 31,
                                                                                     2002              2001
                                                                                ---------------   ---------------

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income                                                                   $         477,034 $         343,858
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Amortization/accretion of fixed maturities                                              97,202            15,286
Realized investment (gains) losses, net                                                 (4,696)          230,569
Policy acquisition costs deferred                                                      (17,000)          (64,000)
Amortization of deferred policy acquisition costs                                      272,108           414,645
Amortization of cost of insurance acquired                                             386,097           398,972
Amortization of costs in excess of net
  assets purchased                                                                           0            22,500
Depreciation                                                                           151,597            99,902
Minority interest                                                                      105,760            73,335
Change in accrued investment income                                                    376,308           349,414
Change in reinsurance receivables                                                      395,590           383,792
Change in policy liabilities and accruals                                             (859,384)       (1,015,775)
Charges for mortality and administration of
  universal life and annuity products                                               (2,234,743)       (2,421,905)
Interest credited to account balances                                                1,475,314         1,546,173
Change in income taxes                                                                  55,161           770,914
Change in other assets and liabilities, net                                           (813,541)       (1,137,024)
                                                                                ---------------   ---------------

Net cash provided by (used in) operating activities                                   (137,193)           10,656

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities held for sale                                                       8,420,000         5,750,000
Fixed maturities matured                                                             6,885,707        18,364,075
Equity securities                                                                            0           814,624
Mortgage loans                                                                       2,483,750         2,334,143
Real estate                                                                            486,592           281,741
Policy loans                                                                           757,831           809,656
Short-term                                                                              50,000         1,353,067
                                                                                ---------------   ---------------

Total proceeds from investments sold and matured                                    19,083,880        29,707,306
Cost of investments acquired:
Fixed maturities held for sale                                                     (14,970,384)      (19,865,743)
Equity securities                                                                     (185,075)                0
Mortgage loans                                                                      (3,654,685)       (5,611,673)
Real estate                                                                            (63,981)         (132,538)
Policy loans                                                                          (623,959)         (632,601)
Short-term                                                                              (1,450)         (921,480)
                                                                                ---------------   ---------------

Total cost of investments acquired                                                 (19,499,534)      (27,164,035)
Purchase of property and equipment                                                      (8,051)          (47,221)
                                                                                ---------------   ---------------

Net cash provided by (used in) investing activities                                   (423,705)        2,496,050

Cash flows from financing activities:
Policyholder contract deposits                                                       2,746,397         3,203,807
Policyholder contract withdrawals                                                   (2,267,119)       (2,489,932)
Payments of principal on notes payable                                                (777,199)                0
Proceeds from line of credit                                                           600,000                 0
Purchase of stock of affiliates                                                              0           (13,800)
Purchase of treasury stock                                                            (298,665)                0

Net cash provided by financing activities                                                3,414           700,075
                                                                                ---------------   ---------------

Net increase (decrease) in cash and cash equivalents                                  (557,484)        3,206,781
Cash and cash equivalents at beginning of period                                    15,477,348        15,065,076
                                                                                ---------------   ---------------

Cash and cash equivalents at end of period                                   $      14,919,864 $      18,271,857
                                                                                ===============   ===============

                             See accompanying notes

                   UNITED TRUST GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1.      BASIS OF PRESENTATION

The accompanying  consolidated financial statements have been prepared by United
Trust Group, Inc. ("UTG") and its consolidated subsidiaries ("Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Although
the Company  believes  the  disclosures  are  adequate  to make the  information presented not be misleading,  it is suggested that these consolidated  financial statements be read in conjunction with the consolidated financial statements and the notes thereto  presented in the  Company's  Annual Report on Form 10-K filed with the  Securities  and Exchange  Commission  for the year ended  December 31,
2001.

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

At March 31, 2002, consolidated subsidiaries of United Trust Group, Inc. were as
depicted  on  the  following   organizational   chart.  For  an  explanation  of
contemplated  future changes to the  organizational  structure,  please refer to notes 9 and 10 to the consolidated financial statements.

United Trust Group, Inc. (UTG)
100%
82%
100%
North Plaza of Somerset, Inc. (NORTH PLAZA)
First Commonwealth Corporation (FCC)
Roosevelt Equity Corporation (REC)
100%
Universal Guaranty Life Insurance Company (UG)
88%
Appalachian Life Insurance Company (APPL)
100%
Abraham Lincoln Insurance Company (ABE)

2.       INVESTMENTS

As of March  31,  2002,  fixed  maturities  and fixed  maturities  held for sale represented  74% of total  invested  assets.  As prescribed by the various state
insurance   department  statutes  and  regulations,   the  insurance  companies'
investment  portfolio is required to be invested in investment  grade securities to provide ample  protection for  policyholders.  The Company does not invest in so-called  "junk bonds" or  derivative  investments.  As of March 31, 2002,  the carrying  value of fixed  maturity  securities  in  default as to  principal  or interest was immaterial in the context of consolidated  assets or  shareholders'
equity.  The  investments  held for sale are carried at market,  with changes in market value directly charged to  shareholders'  equity.  To provide  additional flexibility and liquidity, the Company has categorized almost all fixed maturity investments acquired since 2000 as available for sale.

3.       NOTES PAYABLE

At March 31,  2002 and  December  31,  2001,  the  Company  had  $4,223,471  and
$4,400,670 in long-term debt outstanding, respectively. The debt is comprised of the following components:

                                            3/31/2002       12/31/2001
                                           -------------   -------------
Subordinated 20 yr. Notes               $       514,674 $       514,674
Other notes payable                           3,108,797       3,885,996
Line of credit                                  600,000               0
                                           -------------   -------------
                                        $     4,223,471 $     4,400,670
                                           =============   =============

A.  Subordinated debt

The subordinated debt was incurred June 16, 1992 as a part of the acquisition of the now dissolved  Commonwealth  Industries  Corporation (CIC). These notes bear interest at the variable rate of 1% under prime per annum (paid  quarterly).  At
March 31, 2002 the 1% under prime  variable rate was 3.75%. A lump sum principal payment on the balance of the notes is due June 16, 2012.

B.   Other notes payable

The other notes payable were incurred in April 2001 to facilitate the repurchase of common stock owned  primarily by James E.  Melville and Larry E. Ryherd,  two former  officers  and  directors  of the UTG,  and  members of their  respective families.  These  notes bear  interest  at the fixed rate of 7% per annum  (paid quarterly)  with  payments  of  principal  to  be  made  in  five  equal  annual installments,  the first principal  payment of which, in the amount of $777,199, was made on March 31, 2002.

The collective  scheduled principal  reductions on these notes for the next five years is as follows:

                         Year                     Amount
                       --------                -----------

                         2002                  $         0
                         2003                      777,199
                         2004                      777,199
                         2005                      777,199
                         2006                      777,200

C.   Lines of Credit

On November  15, 2001,  UTG was  extended a  $3,300,000  line of credit from the
First National Bank of the  Cumberlands  located in Livingston,  Tennessee.  The
First National Bank of the  Cumberlands is owned by Millard V. Oakley,  who is a
Director  of both UTG and FCC.  The line of credit will expire one year from the date of issue is for the repurchase of stock.  The interest rate provided for in the  agreement is variable and indexed to be the lowest of the U.S.  prime rates as published in the money section of the Wall Street Journal,  with any interest rate  adjustments  to be made  monthly.  As of March 31,  2002,  the Company had borrowings of $600,000 attributable to this line of credit, which were used as a principal  payment  on other  notes  payable.  The line of credit  was repaid in
April.

On  April  1,  2002,  UTG was  extended  a  $5,000,000  line of  credit  from an unaffiliated  third party,  Southwest Bank of St. Louis. The line of credit will expire one-year from the date of issue.  The line was sought to provide UTG with additional  liquidity for current  operations or growth of business.  Borrowings under the line of credit  will  bear  interest  at the rate of .25% in excess of
Southwest Bank of St. Louis' prime rate. As collateral for the loan, FCC pledged
100% of the  common  stock of UG. To date,  the  Company  has no  borrowings  or obligations attributable to this line of credit.

4.       CAPITAL STOCK TRANSACTIONS

A.   Stock Repurchase Program

On June 5, 2001, the board of directors of UTG  authorized  the repurchase  from time to time in the open market or in privately negotiated transactions of up to
$1 million of UTG's  common  stock.  Repurchased  shares will be  available  for future issuance for general corporate purposes.  Through April 30, 2002, UTG has spent $456,270 in the acquisition of 64,812 shares under this program.

B.   Earnings Per Share Calculations

Earnings per share are based on the  weighted  average  number of common  shares outstanding  during each  period,  retroactively  adjusted to give effect to all stock splits, in accordance with Statement of Financial Accounting Standards No.
128. At March 31, 2002 diluted  earnings per share is the same as basic earnings per share since the Company has no dilutive  instruments  outstanding.  At March
31,  2001,  UTG had stock  options in the amount of 19,108 at an option price of
$15.00,  which was not  included in the  computation  of dilutive  earnings  per share, since the exercise price was greater than the average market price of the common shares.

C.       Proposed Officer and Director Stock Purchase Program

On March 26, 2002, the Board of Directors of UTG adopted the United Trust Group,
Inc. Employee and Director Stock Purchase Plan. The plan's purpose is to provide employees and directors of UTG and its subsidiaries an opportunity to invests in shares  of UTG  common  stock.  The plan  will be  administered  by the Board of
Directors of UTG.

A total of  400,000  shares of common  stock  may be  purchased  under the plan, subject to appropriate  adjustment for stock dividends,  stock splits or similar recapitalizations  resulting  in a  change  in  shares  of UTG.  The plan is not intended to qualify as an "employee  stock  purchase  plan" under Section 423 of the Internal Revenue Code.

The Board of Directors of UTG are  submitting  the plan to the UTG  shareholders for their approval at the upcoming 2002 Annual Meeting of UTG  Shareholders,  in order  that  directors  of UTG  who  are not  eligible  employees  of UTG or its subsidiaries  may participate in the plan. A proxy statement for the 2002 Annual
Meeting of Shareholders is being mailed to UTG  shareholders at or about May 13,
2002.  Shareholders of UTG are urged to read the proxy statement when it becomes available.

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
The  Company  cannot  predict  the effect  that these  lawsuits  may have on the
Company in the future.

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
Included in the stock acquisition  agreement is an earnings covenant whereby UTG warrants UTG and its subsidiaries and affiliates will have future earnings of at least  $30,000,000  for a  five-year  period  beginning  January 1,  1998.  Such earnings  are  computed  based  on  statutory  results  excluding  inter-company activities such as  inter-company  dividends plus realized and unrealized  gains and losses on real estate, mortgage loans and unaffiliated common stocks. At the end of the covenant period,  an adjustment is to be made equal to the difference between the then market value and statutory  carrying value of real estate still owned that existed at the beginning of the covenant period.  Should UTG not meet the covenant  requirements,  any  shortfall  will first be reduced by the actual average  tax  rate for UTG for the  period,  then  will be  further  reduced  by one-half of the percentage,  if any,  representing UTG's ownership percentage of the  insurance  company  subsidiaries.  This  result  will  then be  reduced  by
$250,000.  The  remaining  amount  will be paid by UTG in the form of UTG common stock valued at $15.00 per share with a maximum number of shares to be issued of
500,000. However, there shall be no limit to the number of shares transferred to the extent  that there are legal  fees,  settlements,  damage  payments or other losses as a result of certain legal action taken. The price and number of shares shall be adjusted for any  applicable  stock  splits,  stock  dividends or other recapitalizations.  At March  31,  2002,  the  Company  had  total  earnings  of
$15,479,480  applicable to this  covenant.  With less than one year remaining on
the  covenant,   it  appears   highly   unlikely  UTG  will  meet  the  earnings
requirements,  resulting in UTG being required to issue additional shares to FSF or its assigns.  Combining  current  results with  management's  expectation for
2002,  it appears at this time UTG will be required to issue  500,000  shares of its common stock at December 31, 2002 to satisfy this covenant.

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

In addition to the appeal,  a second action was filed  entitled;  Julie Barrette
Ahrens, David Dzuiban,  William Milam, Dennis Schneiderman,  individually and on behalf of all others similarly situated vs Universal Guaranty Life, United Trust
Assurance Company,  United Security  Assurance  Company.  United States District
Court for the Southern District of Illinois. Case No: 01-4314-JPG.

The Company continues to believe that it has meritorious  grounds to defend both the original and related lawsuit, and it intends to defend the cases vigorously, and it believes  that the  defense and  ultimate  resolution  of these  lawsuits should  not have a  material  adverse  effect  upon  the  business,  results  of
operations  or  financial  condition  of  the  Company.   Nevertheless,  if  the
plaintiff's  lawsuits were to be successful,  it is likely that such  resolution would have a  material  adverse  effect on the  Company's  business,  results of operations and financial  condition.  At March 31, 2002, the Company maintains a liability of $283,295 to cover estimated legal costs associated with the defense of this matter.

The Company and its  subsidiaries are named as defendants in a number of general legal  actions  arising as a part of the  ordinary  course of business  relating primarily  to claims made under  insurance  policies.  Those  actions  have been considered  in  establishing  the  Company's  liabilities.  Management is of the opinion that the  settlement of those  actions will not have a material  adverse effect on the Company's financial position or results of operations.

6.       Other Cash Flow Disclosure

On a cash basis,  the Company paid $71,898 and $0 in interest expense during the first quarter of 2002 and 2001, respectively.  The Company paid $290 and $22,013 in federal  income tax during the first quarter of 2002 and 2001,  respectively.
At March 31,  2002,  the  Company  had  acquired  $3,733,821  in fixed  maturity investments  for which the cash had not yet been  paid.  The  payable  for these securities is included in the line item other liabilities on the balance sheet.

7.     CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial  institutions that at times may exceed federally  insured limits.  The Company  maintains its primary  operating cash accounts with First  Southern  National  Bank, an affiliate of UTG, and its largest shareholder.  The Company holds approximately $4,565,000 for which there are no pledges or guarantees  outside FDIC insurance limits. The Company has not experienced  any losses in such  accounts  and believes it is not exposed to any significant credit risk on cash and cash equivalents.

8.     COMPREHENSIVE INCOME

                                                                                          Tax
                                                                  Before-Tax           (Expense)           Net of Tax
              March 31, 2002                                        Amount             or Benefit            Amount
              ----------------------------------------------    ----------------    -----------------    ---------------

              Unrealized holding losses during
                  Period                                     $        (123,519)  $            43,232  $        (80,287)
              Less: reclassification adjustment
                  For gains realized in net income                      (1,689)                  591            (1,098)
                                                                ----------------    -----------------    ---------------

              Net unrealized losses                                                           43,823
                                                                      (125,208)                                (81,385)
                                                                ----------------    -----------------    ---------------

              Other comprehensive income                     $        (125,208)  $            43,823  $        (81,385)
                                                                ================    =================    ===============

9.     PROPOSED MERGER

On June 5,  2001,  UTG and FCC  jointly  announced  their  respective  Boards of
Directors  approved  a  definitive  agreement  whereby  UTG  would  acquire  the remaining common shares  (approximately 18%) of FCC which UTG does not currently own.  Under the terms of the  agreement,  FCC will be merged  with and into UTG, with UTG continuing as the surviving entity in the merger.

Pursuant  to the merger  agreement,  UTG will pay $250 in cash for each share of
FCC common stock not held by United Trust Group.  The  transaction is subject to various  conditions  precedent set forth in the merger agreement,  including the approval of the  transaction by the  shareholders  of FCC. FCC has submitted the transaction to the vote of the FCC  shareholders to be held at a special meeting to be called for that purpose on May 21, 2002.  Shareholders of FCC are urged to read the Proxy  Statement  which will be mailed May 13, 2002 to  shareholders of record as of the close of business on April 19, 2002.

10.    PROPOSED REDOMESTICATION AND CHARTER SALES OF SUBSIDIARIES

One of the Company's subsidiaries APPL, is currently domiciled in West Virginia, but has applied for  redomestication  to the state of Ohio. The  redomestication proposal  arose  since APPL no longer  meets the West  Virginia  requirement  to maintain a Home Office within the state of West  Virginia.  The state of Ohio is where UG, which owns 100% of APPL, is domesticated.  The Charter of APPL is also currently being marketed for sale through an outside broker.  Should the charter be  sold,  the  Company  intends  to  proceed  with  an  assumption  reinsurance transaction whereby all of the policies in force of APPL would be assumed by UG.
A June 2002 target date has been  established  by  management of APPL and UG for completion of the above transactions, pending necessary regulatory approvals.

The Charter of one of the Company's  subsidiaries  ABE, is also currently  being marketed for sale  through an outside  broker.  Should the charter be sold,  the
Company intends to proceed with an assumption  reinsurance  transaction  whereby all of the  policies in force of ABE would be assumed by UG. The  management  of
ABE  and UG have  no  time  constraints  or  necessity  for  completion  of this transaction.  Should a buyer for the charter be located,  the transaction  could only be completed following necessary regulatory approvals.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations,  financial condition and liquidity and capital resources.
This analysis  should be read in  conjunction  with the  consolidated  financial statements and related notes that appear  elsewhere in this report.  The Company reports  financial results on a consolidated  basis. The consolidated  financial statements include the accounts of UTG and its subsidiaries at March 31, 2002.

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

4.   Other factors affecting the performance of the Company,  including, but not
     limited  to,  market  conduct  claims,   insurance  industry  insolvencies,
     insurance   regulatory   initiatives   and   developments,   stock   market
     performance,  an unfavorable outcome in pending litigation,  and investment performance.

Results of Operations

(a)  Revenues

Premiums and policy fee revenues,  net of reinsurance  premiums and policy fees, decreased  6% when  comparing  the first  quarter of 2002 to the same  period in
2001. The Company  currently  writes little new business.  A majority of the new business  currently written is universal life insurance.  Collected  premiums on universal life and interest  sensitive products is not reflected in premiums and policy revenues because accounting  principles  generally accepted in the United
States of America requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue.  Unless the Company acquires a block of  in-force  business  or  significantly  increases  its  marketing  of traditional business,  management expects premium revenue to continue to decline at a rate consistent with prior experience.

During 2001,  the Company  implemented  a  conservation  effort in an attempt to improve  the  persistency  rate of Company  policies.  Several  of the  customer service  representatives  of the Company have become licensed  insurance agents, allowing them to offer other products within the Company's portfolio to existing customers.  Additionally,  stronger  efforts have been made in policy  retention through more personal  contact with the customer  including  telephone  calls to discuss  alternatives  and reasons for a customer's  request to surrender  their policy.  Previously,  the Company's  agency force was primarily  responsible for conservation  efforts.  With the decline in the number of agents,  the Company's ability  to  reach  these  customers  diminished,  making  conservation  efforts difficult.  The  conservation  efforts  described  above are relatively new, but early results are generally positive.  Management will continue to monitor these efforts and make  adjustments as seen  appropriate to enhance the future success of the program.  The Company is currently  exploring the  introduction  of a new product to be specifically used by the licensed customer service representatives as an alternative for the customer in the conservation  efforts. The new product is in the very preliminary design stage. Introduction and the success of the new product will depend on the product competitiveness and profitability.

Net investment  income decreased 18% when comparing the first quarter of 2002 to the same period in 2001.  The  national  prime rate was 3.25% lower in the first quarter 2002 than it was in the first  quarter of 2001.  This  resulted in lower earnings on short-term funds as well as on longer-term investments acquired.

The Company's  investments are generally  managed to match related insurance and policyholder liabilities.  The comparison of investment return with insurance or investment  product crediting rates establishes an interest spread.  The Company monitors  investment  yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads, ranging from 1%
to 2%. It is expected that monitoring of the interest spreads by management will provide the necessary  margin to adequately  provide for associated costs on the insurance  policies  the  Company  currently  has in force and will write in the future.  At the  March  2001  Board of  Directors  meeting,  the  Boards  of the insurance  subsidiaries lowered crediting rates one half percent on all products that could be lowered.  With this reduction,  the vast majority of the Company's rate-adjustable products are now at their guaranteed minimum rates, and as such, cannot be lowered any further.  These  adjustments were in response to continued
declines  in  interest  rates in the  marketplace.  The  decrease is expected to result in approximately  $500,000 in interest  crediting savings annually,  when fully implemented. Policy interest crediting rate changes become effective on an individual policy basis on the next policy anniversary.  Therefore, it will take a full year from the time the change is  determined  for the full impact of such change to be realized.  The guaranteed minimum crediting rates on these products range from 3% to 5.5%.

The Company had net realized  investment gains of $4,696 in the first quarter of
2002 compared to net realized  investment losses of $230,569 for the same period in  2001.  Approximately  $177,330  of the  net  realized  losses  in  2001  was attributable to common stock sales while $61,301 was attributable to bond sales.

On June 1, 2001,  the Company began  performing  administrative  work as a third party  administrator  ("TPA") for an unaffiliated  life insurance  company.  The business  being  administered  is a  closed  block  with  approximately  260,000 policies,  a majority of which are paid up. The Company  receives  monthly  fees based on policy in force counts and certain other  activity  indicators  such as number of premium  collections  performed.  During  2002,  the Company  received
$124,635  for this work.  These TPA revenue  fees are  included in the line item
"other  income" on the  Company's  consolidated  statements of  operations.  The
Company intends to pursue other TPA  arrangements.  Management  believes it is a good source of  generating  additional  revenues  while  utilizing the Company's strength, excess capacity and efficient administrative services.

(b)  Expenses

Benefits, claims and settlement expenses net of reinsurance benefits and claims, decreased 2% in the first  quarter of 2002  compared to the same period in 2001.
Death benefit claims were $11,000 more than the prior period. Policy claims vary from year to year and  therefore,  fluctuations  in mortality are to be expected and are not considered unusual by management.  The reserve decreases on interest sensitive  business in force is due to the reduction of interest crediting rates and decrease in death benefit claims.  Reserves continue to increase on in-force policies as the age of the insureds increases.

Interest expense increased 87% in the first quarter of 2002 compared to the same period in 2001.  During  2001,  the Company  repaid  $1,302,495  in outside debt through  operating  cashflows and dividends  from UG to FCC. In April 2001,  the
Company issued  $3,885,996 in new debt to purchase  common stock owned primarily by James E. Melville and Larry E. Ryherd,  two former  officers and directors of the Company and their respective  families.  On March 31, 2002, the Company made its first  principal  payment of $777,199 on these notes with future payments of
$777,199  due  annually  over the next four years.  At March 31,  2002,  UTG had
$4,223,471 in long-term debt.  Management believes overall sources available are adequate to service this debt.  These sources  include  current cash balances of
UTG, expected future operating cashflows and repayment of affiliate  receivables held by UTG.

(c)  Net income

The Company had a net income of $477,034 in the first  quarter of 2002  compared to income of $343,858 for the same period in 2001. The increase in net income is mainly  attributable  to the  decrease  in income tax expense of $83,880 in 2002 compared  to  $591,173  in 2001.  In  addition,  the  Company  had net  realized investment gains of $4,696 in the first quarter of 2002 compared to net realized investment  losses of $230,569  for the same period in 2001.  Other  income also increased  $114,078 in the first  quarter of 2002 compared to the same period in
2001 mainly  attributable to third party  administrative  work performed with an unaffiliated  life insurance company that began on June 1, 2001.  However,  this was offset by the  decline in net  investment  income of  $3,307,478  in for the first quarter of 2002 compared to $4,014,425 for the same period in 2001.

Financial Condition

The financial  condition of the Company has improved slightly since December 31,
2001. Total shareholders' equity increased approximately $97,000 as of March 31,
2002 compared to December 31, 2001. The increase was mainly  attributable to net income of  $477,034  offset by the  purchase  of  treasury  shares in the amount
$298,665 and unrealized losses of $81,385 on investments held for sale.

Investments  represent  approximately  72% and 71% of total  assets at March 31,
2002 and December  31,  2001,  respectively.  Accordingly,  investments  are the largest asset group of the Company.  The Company's  insurance  subsidiaries  are regulated by insurance  statutes and  regulations  as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, the majority of the  Company's  investment  portfolio  is invested  in high  quality low risk investments.

The Company does not own any derivative investments or "junk bonds". As of March
31,  2002,  the carrying  value of fixed  maturity  securities  in default as to principal or interest was  immaterial in the context of  consolidated  assets or shareholders'  equity.  The Company has  identified  securities  it may sell and classified them as "investments  held for sale".  Investments  held for sale are
carried  at  market,   with  changes  in  market  value   charged   directly  to
shareholders'  equity.  To provide  additional  flexibility  and liquidity,  the
Company has  categorized  almost all fixed maturity  investments  acquired since
2000 as available for sale.

Liquidity and Capital Resources

The  Company  has  three  principal  needs for cash - the  insurance  companies'
contractual obligations to policyholders,  the payment of operating expenses and the servicing of its long-term debt.  Cash and cash  equivalents as a percentage of total assets were  approximately 4% and 5% as of March 31, 2002, and December
31, 2001,  respectively.  Fixed  maturities  as a percentage  of total  invested assets were approximately 74% as of March 31, 2002 and December 31, 2001.

Future policy  benefits are  primarily  long-term in nature and  therefore,  the
Company's  investments are predominantly in long-term fixed maturity investments such as bonds and mortgage loans which provide  sufficient return to cover these obligations. The Company has the ability and intent to hold these investments to maturity;  consequently,  the Company's investment in long-term fixed maturities held to  maturity is reported in the  financial  statements  at their  amortized cost.

Many of the Company's  products  contain  surrender  charges and other  features which  reward  persistency  and  penalize the early  withdrawal  of funds.  With respect to such products,  surrender  charges are generally  sufficient to cover the Company's  unamortized deferred policy acquisition costs with respect to the policy being surrendered.

Cash provided by (used in) operating  activities  was $(137,193) and $10,656 for the periods ending March 31, 2002 and March 31, 2001, respectively. The net cash provided by operating  activities plus net policyholder  contract deposits after the payment of policyholder  withdrawals  equaled $342,085 for the first quarter of 2002 and  $724,531  for the same  period in 2001.  Management  utilizes  this measurement  of cash flows as an indicator of the  performance  of the Company's insurance  operations,  since  reporting  regulations  require  cash inflows and outflows  from  universal  life  insurance  products  to be shown  as  financing activities when reporting on cash flows.

Cash provided by (used in) investing  activities was $(423,705) and  $2,496,050, for the periods ending March 31, 2002 and March 31, 2001, respectively. The most significant  aspect of cash provided by (used in) investing  activities  are the fixed maturity  transactions.  Fixed  maturities  account for 77% and 73% of the total cost of investments acquired in the first quarter of 2002 and for the same period in 2001, respectively.  The Company has not directed its investable funds to so-called "junk bonds" or derivative investments.

Net cash  provided  by  financing  activities  was $3,414 and  $700,075  for the periods  ending  March 31, 2002 and March 31, 2001,  respectively.  Policyholder contract  deposits  decreased  14% in the first  quarter of 2002 compared to the same period in 2001. Policyholder contract withdrawals decreased 9% in the first quarter of 2002  compared to the same period in 2001.  In addition,  as of March
31, 2002,  the Company had purchased  $298,665 in treasury stock under the stock repurchase program.

At March 31,  2002,  the Company had a total of  $4,223,471  in  long-term  debt outstanding.  In  April  2001,  the  Company  issued  $3,885,996  in new debt to purchase  common stock owned primarily by James E. Melville and Larry E. Ryherd, two  former  officers  and  directors  of the  Company,  and  members  of  their respective  families.  On March 31, 2002,  the Company made its first  principal payment of $777,199 on these notes with future  prinicipal  payments of $777,199 due  annually,  over the next fours  years at an  interest  rate of 7% per annum
(annual  payments  due April 12).  Other debt of  $514,674  bears  interest at a floating rate of 1% below prime (paid quarterly) with no principal  payments due until its maturity in 2012.  As of March 31, 2002 the Company had  borrowings of
$600,000  on the line of  credit  at a  floating  rate  equal to prime  which is currently  4.75%.  The line of credit  was  subsequently  repaid in April  2002.
Management  believes overall sources of cash available are more than adequate to service the Company's debt.  These sources include current cash balances of UTG, expected future operating cashflows and repayment of affiliate  receivables held by UTG.  The  proposed  merger  of UTG and FCC will  result in the  addition  of
approximately   $2.5  million  in   additional   debt   through   draws  on  the
aforementioned  line of credit which is through the First  National  Bank of the
Cumberlands in Livingston  Tennessee (see note 3C to the consolidated  financial statements).

UTG is a holding  company that has no day to day  operations  of its own.  Funds required to meet its expenses,  generally costs  associated with maintaining the company in good  standing with states in which it does  business,  are primarily provided  by its  subsidiaries.  On a parent  only  basis,  UTG's  cash  flow is
dependent  on  its  earnings   received  on  invested  assets  (primarily  notes
receivable from FCC) and cash balances. At March 31, 2002,  substantially all of the consolidated  shareholders' equity represents net assets of its subsidiaries and receivables from its subsidiaries. The Company's insurance subsidiaries have maintained  adequate  statutory  capital and  surplus and have not used  surplus relief or financial  reinsurance,  which have come under  scrutiny by many state insurance  departments.  The payment of cash  dividends to  shareholders  is not legally restricted.  However, the state insurance department regulates insurance company  dividend  payments where the company is domiciled.  UTG is the ultimate parent of UG through its ownership of FCC. UG can not pay a dividend directly to
UTG due to the ownership structure. However, if UG paid a dividend to its direct parent, FCC, and FCC paid a dividend equal to the amount it received,  UTG would receive 82% of the original  dividend  paid by UG. Please refer to Note 1 of the
Notes to the Consolidated  Financial  Statements.  UG's dividend limitations are described below without effect of the ownership structure.

Ohio domiciled  insurance  companies require five days prior notification to the insurance  commissioner  for  the  payment  of an  ordinary  dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory  earnings or b)
10% of statutory  capital and surplus.  For the year ended December 31, 2001, UG had a statutory gain from  operations of $2,212,215.  At December 31, 2001, UG's statutory capital and surplus amounted to $16,105,265.  Extraordinary  dividends
(amounts in excess of ordinary dividend  limitations)  require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid an ordinary dividend of $800,000 to FCC in April 2002.

Management   believes  the  overall  sources  of  liquidity  available  will  be sufficient to satisfy the Company's financial obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk relates,  broadly, to changes in the value of financial  instruments that arise from adverse  movements in interest rates,  equity prices and foreign exchange rates. The Company is exposed  principally to changes in interest rates which affect the market  prices of its fixed  maturities  available for sale and its variable rate debt outstanding.  The Company's exposure to equity prices and foreign currency exchange rates is immaterial.  The information  presented below is in U.S. dollars, the Company's reporting currency.

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

Tabular presentation

The following table provides information about the Company's long term debt that is sensitive to changes in interest  rates.  The table  presents  principal cash flows and related weighted  average  interest rates by expected  maturity dates.
The Company  has no  derivative  financial  instruments  or  interest  rate swap contracts. The 2002 debt was paid in full in April 2002.

                                                 March 31, 2002
                                             Expected maturity date

                     2002       2003       2004       2005       2006      Thereafter      Total      Fair value
Long term debt
  Fixed rate               0    777,199    777,199    777,199    777,200             0   3,108,797      3,258,512
  Avg. int. rate           0        7.0%       7.0%       7.0%       7.0%            0         7.0%
  Variable rate      600,000          0          0          0          0       514,674   1,114,674      1,038,094
  Avg. int. rate        4.75%         0          0          0          0          3.75%       4.29%

                           PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

NONE

ITEM 2.  CHANGE IN SECURITIES.

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5.  OTHER INFORMATION.

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The Company hereby  incorporates  by reference the exhibits as reflected in the  Index to  Exhibits  of the  Company's  Form  10-K  for the year  ended
     December 31, 2001.

(b)  On January 2, 2002, UTG filed a report on form 8-K under the heading "Other
     Items" relating to UTG's voluntary delisting of UTG's common stock from the
     NASDAQ small cap market  effective at the close of business on December 31,
     2002.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                            UNITED TRUST GROUP, INC.
                                  (Registrant)

Date:   May 14, 2002                   By  /s/ Randall L. Attkisson

                                           Randall L. Attkisson
                                           President, Chief Operating Officer
                                              and Director

Date:   May 14, 2002                   By  /s/ Theodore C. Miller

                                           Theodore C. Miller
                                           Senior Vice President
                                              and Chief Financial Officer