Form 10-Q
period 2002-06-30
UNITED TRUST GROUP INC
filed 2002-08-13
CIK 832480

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------

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

The number of shares  outstanding of the registrant's  common stock as of August
1, 2002, was 3,489,929.

                    UNITED TRUST GROUP, INC. AND SUBSIDIARIES
                                 (The "Company")

                                TABLE OF CONTENTS

Part 1.   Financial Information................................................3

   ITEM 1.  FINANCIAL STATEMENTS...............................................3

     Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001.....3

     Consolidated  Statements of  Operations  for the three and six months ended June 30, 2002 and 2001...................................4

     Consolidated  Statement  of  Changes  in  Shareholders'
     Equity for the six months ended June 30, 2002.............................5

     Consolidated  Statements  of Cash Flows for the six  months ended June 30, 2002 and 2001..............................................6

     Notes to Consolidated Financial Statements................................7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets (Unaudited)
-------------------------------------------------------------------------------------------------------------------------

                                                                            June 30,           December 31,
     ASSETS                                                                   2002                2001 *
                                                                        ------------------   ------------------

Investments:
Fixed maturities at amortized cost
    (market $70,854,992 and $77,725,410)                             $         68,311,514 $         75,005,395
Investments held for sale:
Fixed maturities, at market
    (cost $105,030,168 and $97,584,094)                                       107,335,329           98,628,440
Equity securities, at market
    (cost $4,122,887 and $3,937,812)                                            4,942,004            3,852,716
Mortgage loans on real estate at amortized cost                                24,347,747           23,386,895
Investment real estate, at cost,
   net of accumulated depreciation                                             17,600,947           18,226,451
Policy loans                                                                   13,638,718           13,608,456
Short-term investments                                                            480,513              581,382
                                                                        ------------------   ------------------

                                                                              236,656,772          233,289,735

Cash and cash equivalents                                                      11,788,043           15,477,348
Accrued investment income                                                       2,836,973            3,002,860
Reinsurance receivables:
  Future policy benefits                                                       33,374,123           33,776,688
  Policy claims and other benefits                                              3,821,278            4,042,779
Cost of insurance acquired                                                     24,485,419           33,666,336
Deferred policy acquisition costs                                               2,733,703            3,107,919
Costs in excess of net assets purchased,
  net of accumulated amortization                                                       0              345,779
Property and equipment,
   net of accumulated depreciation                                              2,325,621            2,459,117
Income taxes receivable, current                                                  218,972              215,865
Other assets                                                                    2,730,238              139,245
                                                                        ------------------   ------------------

     Total assets                                                    $        320,971,142 $        329,523,671
                                                                        ==================   ==================

             LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
  Future policy benefits                                             $        235,605,188 $        236,449,241
  Policy claims and benefits payable                                            2,515,669            2,781,920
  Other policyholder funds                                                      1,228,717            1,255,990
  Dividend and endowment accumulations                                         12,725,453           13,055,024
Income taxes payable:
  Deferred                                                                     11,575,092           13,569,523
Notes payable                                                                   4,260,359            4,400,670
Other liabilities                                                               6,349,776            5,465,896
                                                                        ------------------   ------------------

     Total liabilities                                                        274,260,254          276,978,264
                                                                        ------------------   ------------------

Minority interests in consolidated subsidiaries                                         0            7,771,793
                                                                        ------------------   ------------------

Shareholders' equity:
Common stock - no par value, stated value $.02 per share
  Authorized 7,000,000 shares - 3,492,644 and 3,549,791 shares issued
  after deducting treasury shares of 132,383 and 75,236                            69,853               70,996
Additional paid-in capital                                                     42,377,761           42,789,636
Retained earnings                                                               2,203,951            1,004,238
Accumulated other comprehensive income                                          2,059,323              908,744
                                                                        ------------------   ------------------

     Total shareholders' equity                                                46,710,888           44,773,614
                                                                        ------------------   ------------------

     Total liabilities and shareholders' equity                      $        320,971,142 $        329,523,671
                                                                        ==================   ==================

* Balance sheet audited at 12/31/01.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                             Three Months Ended                       Six Months Ended
                                                        June 30,            June 30,            June 30,            June 30,
                                                          2002                2001                2002                2001
                                                     ----------------   -----------------   -----------------   -----------------

Revenues:

Premiums and policy fees                          $        4,955,669 $         5,499,579 $         9,949,896 $        10,833,322
Reinsurance premiums and policy fees                        (567,385)           (730,771)         (1,284,751)         (1,510,063)
Net investment income                                      3,287,608           3,931,677           6,595,086           7,946,102
Realized investment gains, net                                 6,731             243,163              11,427              12,594
Other income                                                 216,352              61,703             420,358             151,631
                                                     ----------------   -----------------   -----------------   -----------------

                                                           7,898,975           9,005,351          15,692,016          17,433,586

Benefits and other expenses:

  Benefits, claims and settlement expenses:
    Life                                                   5,082,676           5,346,928          10,411,490          10,323,613
    Reinsurance benefits and claims                       (1,033,159)           (711,403)         (2,059,992)         (1,305,682)
    Annuity                                                  305,121             293,203             573,796             567,254
    Dividends to policyholders                               255,361             264,582             519,811             545,850
Commissions and amortization of deferred
  policy acquisition costs                                   193,590             222,912             496,111             753,355
Amortization of cost of insurance acquired                   385,098             398,898             771,195             797,870
Operating expenses                                         1,649,134           1,768,758           3,179,567           3,282,873
Interest expense                                              61,394              97,806             133,604             136,420
                                                     ----------------   -----------------   -----------------   -----------------

                                                           6,899,215           7,681,684          14,025,582          15,101,553

Income before income taxes, minority interest
  and equity in earnings of investees                        999,760           1,323,667           1,666,434           2,332,033

Income tax expense                                          (119,226)           (112,269)           (203,106)           (703,442)
Minority interest in income of
  consolidated subsidiaries                                 (157,855)           (236,106)           (263,615)           (309,441)

                                                     ----------------   -----------------   -----------------   -----------------

Net income                                        $          722,679 $           975,292 $         1,199,713 $         1,319,150
                                                     ================   =================   =================   =================

Basic earnings per share from continuing
   operations and net income                      $             0.21 $              0.27 $              0.34 $              0.34
                                                     ================   =================   =================   =================

Diluted earnings per share from continuing
  operations and net income                       $             0.21 $              0.27 $              0.34 $              0.34
                                                     ================   =================   =================   =================

Basic weighted average shares outstanding                  3,500,212           3,647,828           3,514,246           3,909,991
                                                     ================   =================   =================   =================

Diluted weighted average shares outstanding                3,500,212           3,647,828           3,514,246           3,909,991
                                                     ================   =================   =================   =================

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
               For the six months ended June 30, 2002 (Unaudited)
------------------------------------------------------------------------------------------------------------------------

Common stock
  Balance, beginning of year                                 $            70,996
  Issued during year                                                           0
  Purchase treasury shares                                                (1,143)
                                                               ------------------

  Balance, end of period                                                  69,853
                                                               ------------------

Additional paid-in capital
  Balance, beginning of year                                          42,789,636
  Issued during year                                                           0
  Purchase treasury shares                                              (411,875)
                                                               ------------------

  Balance, end of period                                              42,377,761
                                                               ------------------

Retained earnings
  Balance, beginning of year                                           1,004,238
  Net income                                                           1,199,713       $         1,199,713
                                                               ------------------        ------------------

  Balance, end of period                                               2,203,951
                                                               ------------------

Accumulated other comprehensive income
  Balance, beginning of year                                             908,744
  Other comprehensive income
     Unrealized holding gain on securities
          net of minority interest and
          reclassification adjustment                                  1,150,579                 1,150,579
                                                               ------------------        ------------------

  Comprehensive income                                                                 $         2,350,292
                                                                                         ==================

  Balance, end of period                                               2,059,323
                                                               ------------------

Total shareholders' equity, end of period                    $        46,710,888
                                                               ==================

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)
------------------------------------------------------------------------------------------------------------

                                                                                   Six Months Ended
                                                                               June 30,         June 30,
                                                                                 2002             2001
                                                                            ---------------   --------------

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
  Net income                                                             $       1,199,713 $      1,319,150
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Amortization/accretion of fixed maturities                                   192,955           39,442
      Realized investment gains, net of losses                                     (11,427)         (12,594)
      Policy acquisition costs deferred                                            (43,000)         (99,000)
      Amortization of deferred policy acquisition costs                            417,216          563,289
      Amortization of cost of insurance acquired                                   771,195          797,870
      Amortization of costs in excess of net
        assets purchased                                                                 0           45,000
      Depreciation                                                                 293,227          196,467
      Minority interest                                                            263,615          309,441
      Change in accrued investment income                                          165,887          144,871
      Change in reinsurance receivables                                            624,066          489,389
      Change in policy liabilities and accruals                                 (1,280,403)      (1,181,770)
      Charges for mortality and administration of
        universal life and annuity products                                     (4,412,958)      (4,788,391)
      Interest credited to account balances                                      2,803,906        2,992,195
      Change in income taxes payable                                               178,053          739,561
      Change in other assets and liabilities, net                               (1,189,807)        (983,461)
                                                                            ---------------   --------------

Net cash provided by (used in) operating activities                                (27,762)         571,459

Cash flows from investing activities:
  Proceeds from investments sold and matured:
    Fixed maturities held for sale                                               8,770,000       11,750,000
    Fixed maturities matured                                                    13,248,311       24,409,028
    Equity securities                                                                    0        1,240,967
    Mortgage loans                                                               3,390,918        8,332,743
    Real estate                                                                    613,473          860,362
    Policy loans                                                                 1,365,716        1,653,223
    Short-term                                                                     100,869        2,054,528
                                                                            ---------------   --------------

  Total proceeds from investments sold and matured                              27,489,287       50,300,851
  Cost of investments acquired:
    Fixed maturities held for sale                                             (21,753,580)     (39,140,907)
    Fixed maturities                                                            (3,053,805)        (801,481)
    Equity securities                                                             (185,075)         (91,925)
    Mortgage loans                                                              (4,351,770)      (6,341,425)
    Real estate                                                                   (127,386)        (244,745)
    Policy loans                                                                (1,395,977)      (1,282,560)
    Short-term                                                                           0       (1,122,131)
                                                                            ---------------   --------------

  Total cost of investments acquired                                           (30,867,593)     (49,025,174)
  Purchase of property and equipment                                               (14,965)         (60,627)
  Sale of property and equipment                                                         0          201,064
                                                                            ---------------   --------------

Net cash provided by (used in) investing activities                             (3,393,271)       1,416,114

Cash flows from financing activities:
  Policyholder contract deposits                                                 5,286,775        5,944,290
  Policyholder contract withdrawals                                             (3,864,468)      (5,116,607)
  Purchase of stock of affiliates                                                        0          (21,600)
  Proceeds from line of credit                                                   1,350,000                0
  Purchase of treasury stock                                                      (413,018)      (1,046,833)
  Payments from FCC merger                                                      (1,137,250)               0
  Payments of principal on notes payable                                        (1,490,311)               0
                                                                            ---------------   --------------

Net cash used in financing activities                                             (268,272)        (240,750)
                                                                            ---------------   --------------

Net increase (decrease) in cash and cash equivalents                            (3,689,305)       1,746,823
Cash and cash equivalents at beginning of period                                15,477,348       15,065,076
                                                                            ---------------   --------------

Cash and cash equivalents at end of period                               $      11,788,043 $     16,811,899
                                                                            ===============   ==============

                    UNITED TRUST GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1        Basis of Presentation

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

At June 30, 2002, consolidated  subsidiaries of United Trust Group, Inc. were as depicted on the following  organizational chart. In addition,  this document may at times refer to Jesse Correll and his  affiliated  entities who own a majority of UTG's  outstanding  common stock.  See note 9 to the  consolidated  financial statements regarding the June 12, 2002 merger of First Commonwealth  Corporation
("FCC") into UTG.

2.       INVESTMENTS

At June 30, 2002 and December 31, 2001,  fixed  maturities and fixed  maturities held for  sale  represented  74% of  total  invested  assets,  respectively.  As prescribed by the various state insurance  department  statutes and regulations, the  insurance  companies'  investment  portfolio  is required to be invested in investment grade securities to provide ample protection for  policyholders.  The
Company does not invest in so-called "junk bonds" or similar investments.  As of
June 30 2002, the carrying  value of fixed maturity  securities in default as to principal or interest was  immaterial in the context of  consolidated  assets or shareholders' equity. The investments held for sale are carried at market value, with  changes in market  value  directly  charged to  shareholders'  equity.  To provide additional flexibility and liquidity, the Company has categorized almost all fixed maturity investments acquired since 2000 as available for sale.

3.       NOTES PAYABLE

At June  30,  2002 and  December  31,  2001,  the  Company  had  $4,260,359  and
$4,400,670 in long-term debt outstanding, respectively. The debt is comprised of the following components:

                                             6/30/2002       12/31/2001
                                           -------------   -------------
Subordinated 20 yr. Notes               $       401,562 $       514,674
Other notes payable                           3,108,797       3,885,996
Line of credit                                  750,000               0
                                           -------------   -------------
                                        $     4,260,359 $     4,400,670
                                           =============   =============

A.  Subordinated debt

The subordinated debt was incurred June 16, 1992 as a part of the acquisition of the now dissolved Commonwealth Industries Corporation. These notes bear interest at the variable rate of 1% under prime per annum (paid  quarterly).  At June 30,
2002 the 1% under prime variable rate was 3.75%. In May 2002 a principal payment of $113,112 was made on the subordinated debt.  Subsequent to June 30, 2002, the balance of the subordinated  debt was retired with a $401,562  principal payment made on July 9, 2002.

B.   Other notes payable

The other notes payable were incurred in April 2001 to facilitate the repurchase of common stock owned  primarily by James E.  Melville and Larry E. Ryherd,  two former officers and directors of UTG, and members of their respective  families.
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

C.   Lines of Credit

On November  15, 2001,  UTG was  extended a  $3,300,000  line of credit from the
First National Bank of the  Cumberlands  located in Livingston,  Tennessee.  The
First National Bank of the  Cumberlands is owned by Millard V. Oakley,  who is a
Director of UTG. The line of credit will expire one-year from the date of issue.
The interest rate on the line of credit is variable and indexed to be the lowest of the U.S.  prime rates as  published  in the money  section of the Wall Street
Journal,  with any interest rate  adjustments  to be made  monthly.  At June 30,
2002, the Company had  outstanding  borrowings of $750,000  attributable to this line of credit. Subsequent to June 30, 2002, an additional draw was taken in the amount  of  $250,000.  The  draws  on this  line of  credit  are  being  used to facilitate  the payments due to the former  shareholders  of FCC as a result of, the June 12, 2002 merger of FCC with and into UTG, as further  described in note
9 to the consolidated financial statements.

On  April  1,  2002,  UTG was  extended  a  $5,000,000  line of  credit  from an unaffiliated  third party,  Southwest Bank of St. Louis. The line of credit will expire one-year from the date of issue.  The line was sought to provide UTG with additional  liquidity  for current  operations  and the growth of its  business.
Borrowings  under the line of credit will bear  interest at the rate of 0.25% in excess of Southwest  Bank of St. Louis' prime rate. As collateral  for any draws under the line of credit, the former FCC, which has now merged into UTG, pledged
100% of the common stock of its insurance  subsidiary  UG. At June 30, 2002, UTG had no borrowings  attributable  to this line of credit.  Subsequent to June 30,
2002, a draw was taken in the amount of $400,000 to facilitate the repurchase of
UTG common stock as it becomes available,  as further described in note 4 to the consolidated financial statements.

Borrowings made on the aforementioned  lines of credit are expected to be repaid before  year-end  2002,  using a  proposed  dividend  payment  to UTG  from  its insurance subsidiary UG.

4.       CAPITAL STOCK TRANSACTIONS

A.   Stock Repurchase Program

On June 5, 2001, the board of directors of UTG  authorized  the repurchase  from time to time in the open market or in privately negotiated transactions of up to
$1 million of UTG's common stock.  Repurchased  shares under the program will be available for future issuance for general corporate  purposes.  Through July 31,
2002, UTG has spent  $561,673 in the  acquisition of 79,931 shares of its common stock under this program.

B.   Earnings Per Share Calculations

Earnings per share are based on the  weighted  average  number of common  shares outstanding  during each  period,  retroactively  adjusted to give effect to all stock splits, in accordance with Statement of Financial Accounting Standards No.
128. At June 30, 2002 and June 30, 2001 diluted earnings per share were the same as  basic  earnings  per  share  since  the  UTG  had  no  dilutive  instruments outstanding.

C.       Officer and Director Stock Purchase Program

On March 26, 2002, the Board of Directors of UTG adopted,  and on June 11, 2002, the  shareholders  of UTG approved,  the United Trust Group,  Inc.  Employee and
Director Stock  Purchase  Plan.  The plan's purpose is to provide  employees and directors of UTG and its  subsidiaries an opportunity to invest in shares of UTG common stock.  The plan will be  administered  by the Board of Directors of UTG, and is expected to begin in the third quarter of 2002.

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
Although the Company cannot predict the amount of any future  assessments,  most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would  threaten an  insurer's  financial  strength.  Mandatory assessments may be partially recovered through a reduction in future premium tax in some states. The Company does not believe such assessments will be materially different from amounts already provided for in the financial statements,  though the  amount of any future  assessments  cannot be  predicted  with any degree of certainty.

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
The NAIC  historically  has defined a "small  face amount  policy" as one with a face  amount of  $15,000  or less.  Under  current  reviews,  some  states  have increased  this  amount  to  policies  of  $25,000  or less.  These  states  are attempting  to force  insurers  to  refund  "excess  premiums"  to  insureds  or beneficiaries of insureds based on a prior settlement.  The Company's  insurance subsidiaries have no race-based premium products, but do have policies with face amounts under the above-scrutinized limitations. The outcome of this issue could be dramatic on the insurance  industry as a whole as well as the Company itself.
The Company  will  continue  to monitor  developments  regarding  this matter to determine to what extent, if any, the Company may be exposed.

On November 20, 1998, First Southern Funding  ("FSF"),  an entity  controlled by
UTG's Chairman and Chief Executive Officer, Jesse T. Correll, and certain of its affiliates  acquired  929,904 shares of common stock of UTG from UTG and certain
UTG shareholders.  As consideration for the shares, FSF paid UTG $10,999,995 and certain  shareholders of UTG $999,990 in cash. Included in the stock acquisition agreement is an earnings  covenant whereby UTG warrants UTG and its subsidiaries and affiliates will have future earnings of at least $30,000,000 for a five-year period beginning  January 1, 1998. Such earnings are computed based on statutory results excluding inter-company  activities such as inter-company dividends plus realized  and  unrealized  gains and losses on real estate,  mortgage  loans and unaffiliated  common stocks. At the end of the covenant period, an adjustment is to be made equal to the  difference  between the then market value and statutory carrying  value of real estate still owned that existed at the  beginning of the covenant period.  Should UTG not meet the covenant  requirements,  any shortfall will first be reduced by the  actual  average  tax rate for UTG for the  period, then will be further reduced by one-half of the percentage, if any, representing
UTG's ownership  percentage of the insurance company  subsidiaries.  This result will then be reduced by $250,000.  The  remaining  amount will be paid by UTG in the form of UTG common stock valued at $15.00 per share with a maximum number of shares to be issued of 500,000, though there is no limit on the number of shares that can be  transferred  to the extent that there are legal fees,  settlements, damage payments or other losses as a result of certain legal actions taken.  The price and number of shares shall be adjusted for any  applicable  stock  splits, stock  dividends or other  recapitalizations.  At June 30, 2002, the Company had total  earnings  of  $16,512,582  applicable  to this  covenant.  With less than one-year  remaining on the covenant,  it appears  highly  unlikely that UTG will meet  the  earnings  requirements,  resulting  in UTG  being  required  to issue additional  shares  to  FSF or  its  assigns.  Combining  current  results  with management's  expectation for the remainder of 2002, it appears probable at this time that UTG will be required to issue  500,000  shares of its common  stock at
December 31, 2002 to satisfy this covenant.

On June 10, 2002 UTG and Fiserv Life Insurance Solutions ("Fiserv LIS") of Cedar
Rapids,  Iowa formed an  alliance  between  their  respective  organizations  to provide third party administration (TPA) services to insurance companies seeking business  process  outsourcing  solutions.  (See  note  11 to  the  consolidated financial  statements).  In connection with this alliance UTG paid a license fee to use "ID3" which is a software  system  owned by Fiserv LIS to  administer  an array of life,  health and  annuity  products  in the  insurance  industry.  UTG additionally  contracted  with Fiserv LIS to provide  datacenter  operations for business  administered  by UTG on the "ID3"  system.  UTG intends to convert its existing  business  to  "ID3"  as soon as  practical.  UTG  has  committed  to a five-year  contract regarding the maintenance and data center operations through
Fiserv LIS. UTG projects these costs to be approximately  $420,000 per year once fully converted to the "ID3" system.

David A. Morlan,  individually and on behalf of all others similarly situated v.
Universal  Guaranty  Life Ins.,  United Trust  Assurance  Co.,  United  Security
Assurance  Co.,  United Trust Group,  Inc. and First  Commonwealth  Corporation,
(U.S. Court of Appeals for the Seventh Circuit, Appeal No. 01-3795)

As  previously  reported in UTG's Annual Report on Form 10-K for the fiscal year ended  December  31, 2001 and  Quarterly  Report on Form 10-Q for the  quarterly period ended March 31, 2002,  on April 26, 1999,  the above lawsuit was filed by
David  Morlan and Louis  Black in the  Southern  District  of  Illinois  against
Universal  Guaranty Life  Insurance  Company  ("UG") and United Trust  Assurance
Company  ("UTAC")  (merged  into UG in 1992).  After the lawsuit was filed,  the plaintiffs,  who were former insurance agents, amended their complaint,  dropped
Louis  Black  as a  plaintiff,  and  added  United  Security  Assurance  Company
("USAC"), UTG and FCC as defendants.  The plaintiffs are alleging that they were employees  of  UG,  UTAC  or  USAC  rather  than  independent  contractors.  The plaintiffs  are seeking  class action  status and have asked to recover  various employee benefits,  costs and attorneys' fees, as well as monetary damages based on the defendants' alleged failure to withhold certain taxes.

On September 18, 2001, the case was dismissed  without  prejudice because Morlan lacked standing to pursue the claims against defendants. The plaintiffs appealed the  dismissal of the case to the United States Court of Appeals for the Seventh
Circuit.  Subsequent to the end of this reporting  period,  on July 26, 2002 the
Seventh Circuit ruled in favor of the plaintiffs and directed the district court to  reinstate  the class  action.  The  Company is  petitioning  the court for a rehearing on this appeal.

In addition to the appeal,  a second action was filed  entitled;  Julie Barrette
Ahrens, David Dzuiban,  William Milam, Dennis Schneiderman,  individually and on behalf of all others similarly  situated v Universal Guaranty Life, United Trust
Assurance Company,  United Security  Assurance Company,  (United States District
Court for the Southern District of Illinois.; Case No: 01-4314-JPG).

The Company continues to believe that it has meritorious  grounds to defend both the original and related lawsuit, and it intends to defend the cases vigorously.
It believes that the defense and ultimate  resolution of these  lawsuits  should not have a material  adverse effect upon the business,  results of operations or financial condition of the Company.  Nevertheless,  if the plaintiffs'  lawsuits were to be successful,  it is likely that such resolution  would have a material adverse  effect on the Company's  business,  results of operations and financial condition.  At June 30, 2002,  the Company  maintains a liability of $250,906 to cover estimated legal costs associated with the defense of this matter.

UTG and its  subsidiaries  are named as  defendants in a number of general legal actions arising as a part of the ordinary course of business relating  primarily to claims made under insurance  policies.  Those actions have been considered in establishing  the Company's  liabilities.  Management is of the opinion that the settlement  of those  actions  will not have a  material  adverse  effect on the
Company's financial position or results of operations.

6.       Other Cash Flow Disclosure

On a cash basis,  the Company paid  $132,318  and  $136,850 in interest  expense during the first six months of 2002 and 2001,  respectively.  The  Company  paid
$15,290  and  $22,013 in federal  income tax during the first six months of 2002 and 2001,  respectively.  At June 30, 2002, the Company sold $1,850,000 in fixed maturity  investments  for  which  the  cash  had not  yet  been  received.  The receivable  for these  securities is included in the line item "Other assets" on the consolidated balance sheet.

7.     CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial  institutions that at times may exceed federally  insured limits.  The Company  maintains its primary  operating cash accounts with First  Southern  National  Bank, an affiliate of UTG, and its largest  shareholder,  Chairman  and  CEO,  Jesse  Correll.  The  Company  holds approximately  $5,000,000  for which there are no pledges or guarantees  outside
FDIC  insurance  limits.  The  Company  has not  experienced  any losses in such accounts and believes it is not exposed to any  significant  credit risk on cash and cash equivalents.

8.     COMPREHENSIVE INCOME

                                                                                   Tax
                                                           Before-Tax           (Expense)           Net of Tax
       June 30, 2002                                         Amount             or Benefit            Amount
       ----------------------------------------------    ----------------    -----------------    ---------------

       Unrealized holding gains during
            period                                    $        1,771,811  $         (620,134)  $       1,151,677
       Less: reclassification adjustment
            for gains realized in net income                     (1,689)                  591            (1,098)
                                                         ----------------    -----------------    ---------------

       Net unrealized gains                                                         (619,543)
                                                               1,770,122                               1,150,579
                                                         ----------------    -----------------    ---------------

       Other comprehensive income                     $        1,770,122  $         (619,543)  $       1,150,579
                                                         ================    =================    ===============

9.     MERGER OF UNITED TRUST GROUP, INC. AND FIRST COMMONWEALTH CORPORATION

On May 21, 2002, at a special meeting of shareholders,  the shareholders of FCC, then an 82%  owned  subsidiary  of  UTG,  voted  on and  approved  that  certain
Agreement and Plan of Reorganization  and related Plan of Merger,  each dated as of June 5, 2001,  between UTG, and FCC (collectively,  the "Merger  Agreement"), and the merger  contemplated  thereby in which FCC would be merged with and into
UTG, with UTG being the surviving  corporation of the merger.  The merger became effective on June 12, 2002.  Pursuant to the terms and  conditions of the Merger
Agreement,  each share of FCC stock  outstanding  at the  effective  time of the merger  (other  than  shares held by UTG or shares held in treasury by FCC or by one of its subsidiaries) was at such time automatically converted into the right to receive $250 in cash per share.

In the merger, UTG acquired the remaining common shares  (approximately  18%) of
FCC that UTG did not own prior to the effective time of the merger.

The purchase price in the merger is comprised of the following components:

         Investments                                       $         41,475,198
         Cash and cash equivalents                                    2,020,960
         Accrued investment income                                      493,609
         Reinsurance receivables                                      6,784,813
         Cost of insurance acquired                                  (1,371,740)
         Property and equipment                                         424,217
         Other assets                                                   314,974
                                                              ------------------
         Total assets                                                50,142,031

         Policy liabilities and accruals                            (45,981,006)
         Income taxes payable - current and deferred                  1,063,735
         Notes payable                                               (1,958,373)
         Other liabilities                                             (786,387)
                                                              ------------------
         Net purchase price                                $          2,480,000
                                                              ==================

The following table summarizes  certain  unaudited  operating  results of UTG as though the merger  transaction had taken place at the beginning of the reporting periods ending on June 30, 2002 and December 31, 2001, respectively.

                                                        June 30, 2002           December 31, 2001
                                                     --------------------      --------------------
         Total revenues                           $           15,656,056    $          33,329,372
         Total benefits and other expenses        $           14,025,582    $          28,912,280
         Operating income                         $            1,630,474    $           4,417,092
         Net Income                               $            1,164,053    $           3,274,486
         Basic earnings per share                 $                 0.33    $                0.86
         Diluted earnings per share               $                 0.33    $                0.86

10.    PROPOSED CHARTER SALES OF SUBSIDIARIES

The Charter of APPL is  currently  being  marketed  for sale  through an outside
broker.   The  Company  intends  to  proceed  with  an  assumption   reinsurance
transaction whereby all of the policies in force of APPL would be assumed by UG, an Ohio domiciled  company.  As a precursor,  to a possible sale of its Charter,
APPL was  redomesticated  from the State of West  Virginia to the State of Ohio, effective June 1, 2002. The foregoing potential  transactions will be subject to any required regulatory approvals and clearances.

The Charter of ABE, is also currently being marketed for sale through an outside broker.  Should the charter be sold,  the Company  would like to proceed with an assumption reinsurance  transaction whereby most or all of the policies in force of ABE  would  be  assumed  by UG.  The  management  of ABE  and UG have no time constraints or necessity for completion of this transaction.  Should a buyer for the ABE Charter be located,  the  transaction  would be subject to any  required regulatory approvals and clearances.

11.      UTG ALLIANCE WITH FISERV LIS

On June 10, 2002 UTG and Fiserv LIS formed an alliance  between their respective organizations to provide third party  administration (TPA) services to insurance companies  seeking business process  outsourcing  solutions.  Fiserv LIS will be responsible  for the marketing and sales  function for the alliance,  as well as providing  the  operations  processing  service  for  UTG.  UTG will  staff  the administration  effort.  To facilitate  the  alliance,  UTG plans to convert its existing  business and TPA clients to "ID3",  a software  system owned by Fiserv
LIS to administer an array of life, health and annuity products in the insurance industry.  Fiserv  LIS is a unit of  Fiserv,  Inc.  (Nasdaq:  FISV)  which is an independent, full-service provider of integrated data processing and information management  systems to the  financial  industry,  headquartered  in  Brookfield,
Wisconsin.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations,  financial condition and liquidity and capital resources.
This analysis  should be read in  conjunction  with the  consolidated  financial statements and related notes that appear  elsewhere in this report.  The Company reports  financial results on a consolidated  basis. The consolidated  financial statements include the accounts of UTG and its subsidiaries at June 30, 2002.

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

Results of Operations
---------------------

(a)  Revenues

Premiums and policy fee revenues,  net of reinsurance  premiums and policy fees, decreased 7% when  comparing  the first six months of 2002 to the same period in
2001, and decreased 8% for the second quarter comparison.  The Company currently writes little new business.  A majority of the new business currently written is universal  life  insurance.  Collected  premiums on universal  life and interest sensitive  products is not  reflected  in premiums and policy  revenues  because accounting  principles  generally  accepted  in the  United  States  of  America requires  that  premiums  collected  on these  types of  products  be treated as deposit liabilities rather than revenue.  Unless the Company acquires a block of in-force  business or  significantly  increases  its  marketing  of  traditional business,  management  expects  premium revenue to continue to decline at a rate consistent with prior experience.

During 2001,  the Company  implemented  a  conservation  effort in an attempt to improve  the  persistency  rate of Company  policies.  Several  of the  customer service  representatives  of the Company have become licensed  insurance agents, allowing them to offer other products within the Company's portfolio to existing customers.  Additionally,  stronger  efforts have been made in policy  retention through more personal  contact with the customer  including  telephone  calls to discuss  alternatives  and reasons for a customer's  request to surrender  their policy.  Previously,  the Company's  agency force was primarily  responsible for conservation  efforts.  With the decline in the number of agents,  the Company's ability  to  reach  these  customers  diminished,  making  conservation  efforts difficult.  The  conservation  efforts  described  above are relatively new, but early results are generally positive.  Management will continue to monitor these efforts and make  adjustments as seen  appropriate to enhance the future success of the program.  The Company is currently  exploring the  introduction  of a new product to be specifically used by the licensed customer service representatives as an alternative for the customer in the conservation  efforts. The new product has yet to be marketed as of June 30, 2002.  Introduction and the success of the new product will depend on the product  competitiveness  and profitability.  Net investment  income  decreased 17% when comparing the first six months of 2002 to the same period in 2001,  and decreased 16% for the second  quarter  comparison.
The national prime rate ranged from a high of 9.50% to a low of 6.75% during the first six  months of 2001,  and was 4.75%  during  the first six months of 2002.
This resulted in lower  earnings on short-term  funds as well as on  longer-term investments acquired.

The Company's  investments are generally  managed to match related insurance and policyholder liabilities.  The comparison of investment return with insurance or investment  product crediting rates establishes an interest spread.  The Company monitors  investment  yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads, ranging from 1%
to 2%. It is expected that monitoring of the interest spreads by management will provide the necessary  margin to adequately  provide for associated costs on the insurance  policies  the  Company  currently  has in force and will write in the future.  At the  March  2001  Board of  Directors  meeting,  the  Boards  of the insurance  subsidiaries lowered crediting rates one-half percent on all products that could be lowered.  With this reduction,  the vast majority of the Company's rate-adjustable products are now at their guaranteed minimum rates, and as such, cannot be lowered any further.  These  adjustments were in response to continued
declines in interest rates in the  marketplace.  Policy interest  crediting rate changes  become  effective  on an  individual  policy  basis on the next  policy anniversary.  All of the  Company's  rate-adjustable  products  are now at their guaranteed  minimum  rates.  The  guaranteed  minimum  crediting  rates on these products range from 3% to 5.5%.

The Company had realized  investment gains of $11,427 in the first six months of
2002 compared to net realized investment gains of $12,594 for the same period in
2001.  The realized gains in 2002 consist of a $6,078 gain on bonds and a $5,349 gain on common stocks. Several significant items comprised the net realized gain in 2001. Net realized gains of $210,587 were  attributable to real estate sales, primarily  properties  formerly owned by APPL in West Virginia,  with offsetting net realized  losses on bonds of $58,820,  common stocks of $62,140 and the sale of certain  mortgage  loans of $77,033.  A quarterly  comparison  shows realized investment  gains of $6,731 for the  quarterly  period ended June 30, 2002,  and
$243,163  for the same period in 2001.  The large net  realized  gain during the second quarter of 2001 is  attributable  to the Company's sale of certain common stock  holdings.  It should be noted that the Company sold a significant  common stock holding at a realized loss of approximately  $330,000 in the first quarter of 2001 which  resulted in the  subsequent net realized loss in common stock for the first six months of 2001.

On June 1, 2001,  the Company began  performing  administrative  work as a third party  administrator  ("TPA") for an unaffiliated  life insurance  company.  The business  being  administered  is a  closed  block  with  approximately  260,000 policies,  a majority of which are paid up. The Company  receives  monthly  fees based on policy in force counts and certain other  activity  indicators  such as number of premium  collections  performed.  During the first six months of 2002, and during the  second  quarter of 2002,  the  Company  received  $231,535,  and
$106,900 for this work, respectively.  These TPA revenue fees are included in the line item "other income" on the Company's consolidated statements of operations.
The Company intends to pursue other TPA  arrangements,  and has recently entered into an alliance with Fiserv Life Insurance  Solutions  (Fiserv LIS), to provide
TPA  services  to  insurance  companies  seeking  business  process  outsourcing solutions.  Fiserv LIS will be responsible  for the marketing and sales function for the alliance, as well as providing the datacenter operations. UTG will staff the  administration  effort.  Although  still in its  early  stages,  management believes  this  alliance  with  Fiserv LIS  positions  the  Company to  generate additional  revenues  by  utilizing  the  Company's  strengths,  current  excess capacity, and efficient, customer oriented, administrative services.

(b)  Expenses

Benefits, claims and settlement expenses net of reinsurance benefits and claims, decreased  7% in the first six  months of 2002  compared  to the same  period in
2001, and decreased 11% for the second quarter comparison.  Death benefit claims were  approximately  $154,000 and $165,000  less in the first six months of 2002 and for the second  quarter  of 2002 as  compared  to the same  periods in 2001, respectively. Although death claims were less than the prior periods, there were a few high face amount death claims in 2002, which the Company had reinsured, to limit any potential liability in excess of $125,000 per life. Consequently,  the reinsurance benefits and claims received,  increased accordingly.  Policy claims vary  from  year to year and  therefore,  fluctuations  in  mortality  are to be expected and are not considered unusual by management.  The reserve decreases on interest  sensitive  business  in  force  is due to the  reduction  of  interest crediting  rates and  decrease in death  benefit  claims.  Reserves  continue to increase on in-force policies as the age of the insureds increases.

Commissions and amortization of deferred policy  acquisition costs decreased 34%
for the first sixth  months of 2002  compared  to the same  period in 2001,  and decreased 13% for the second quarter comparison.  The most significant factor in the decrease is attributable to the Company paying fewer commissions,  since the company  writes  very  little new  business  and  renewal  premiums  on existing business continue to decline.  Another factor of the decrease is attributable to normal  amortization of the deferred policy acquisition costs asset. The Company does review the  recoverability  of the asset based on current  trends and known events compared to the  assumptions  used in the  establishment  of the original asset. No impairments were recorded in either of the periods reported.

(c)  Net income

The  Company  had a net  income of  $1,199,713  in the first six  months of 2002 compared to net income of $1,319,150  for the same period in 2001 and net income of $722,679 in the second quarter of 2002 as compared to $975,292 for the second quarter of 2001.  The  decrease  in net income can be  attributed  to  declining premium revenues and a significant  decrease in net investment  income which was partially  offset by a collective net decrease in expenses the most  significant of which was the offset to net claim expenses.

Financial Condition
-------------------

Total shareholders' equity increased  approximately  $1,900,000 at June 30, 2002 compared to December 31, 2001.  The increase was  attributable  to net income of approximately  $1,200,000 and unrealized  gains on investments of  approximately
$1,100,000,  partially offset by the effect of purchasing  treasury shares which amounted to approximately $400,000.

Investments represent approximately 74% and 71% of total assets at June 30, 2002 and December 31, 2001,  respectively.  Accordingly,  investments are the largest asset group of the Company.  The Company's insurance  subsidiaries are regulated by insurance  statutes and  regulations as to the type of investments  that they are  permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations,  the majority of the
Company's   investment   portfolio  is  invested  in  high  quality,   low  risk
investments.

The Company does not own any "junk bonds" or similar investments. As of June 30,
2002, the carrying value of fixed maturity securities in default as to principal
or  interest  was   immaterial  in  the  context  of   consolidated   assets  or
shareholders'  equity of the Company.  The Company has identified  securities it may sell and classified them as "investments  held for sale".  Investments  held for sale are carried at market, with changes in market value charged directly to shareholders'  equity.  To provide  additional  flexibility  and liquidity,  the
Company has  categorized  almost all fixed maturity  investments  acquired since
2000 as available for sale.

Liquidity and Capital Resources
-------------------------------

The  Company  has  three  principal  needs for cash - the  insurance  companies'
contractual obligations to policyholders,  the payment of operating expenses and the servicing of its long-term debt.  Cash and cash  equivalents as a percentage of total assets were  approximately  4% and 5% as of June 30, 2002, and December
31, 2001,  respectively.  Fixed  maturities  as a percentage  of total  invested assets were approximately 74% as of June 30, 2002 and December 31, 2001.

Future policy  benefits are  primarily  long-term in nature and  therefore,  the
Company's  investments are predominantly in long-term fixed maturity investments such as bonds and mortgage loans which provide  sufficient return to cover these obligations. The Company has the ability and intent to hold these investments to maturity;  consequently,  the Company's investment in long-term fixed maturities held to  maturity is reported in the  financial  statements  at their  amortized cost. The investments held for sale are carried at market value, with changes in market value directly charged to  shareholders'  equity.  To provide  additional flexibility and liquidity, the Company has categorized almost all fixed maturity investments acquired since 2000 as available for sale.

Many of the Company's  products  contain  surrender  charges and other  features which  reward  persistency  and  penalize the early  withdrawal  of funds.  With respect to such products,  surrender  charges are generally  sufficient to cover the Company's  unamortized deferred policy acquisition costs with respect to the policy being surrendered.

Net cash provided by (used in) operating  activities  was $(27,762) and $571,459 for the six month periods ending June 30, 2002 and June 30, 2001,  respectively.
The net cash provided by operating  activities  plus net  policyholder  contract deposits after the payment of policyholder  withdrawals  equaled  $1,394,545 for the  first  six  months  of 2002 and  $1,399,142  for the same  period  in 2001.
Management  utilizes  this  measurement  of cash  flows as an  indicator  of the performance of the Company's insurance  operations,  since reporting regulations require cash inflows and outflows from universal  life insurance  products to be shown as financing activities when reporting on cash flows.

Net cash  provided  by (used  in)  investing  activities  was  $(3,393,271)  and
$1,416,114,  for the six month  periods  ending June 30, 2002 and June 30, 2001, respectively.  The  most  significant  aspect  of cash  provided  by  (used  in)
investing  activities  are the fixed  maturity  transactions.  Fixed  maturities account for 80% and 81% of the total cost of  investments  acquired in the first six months of 2002 and for the same  period in 2001,  respectively.  The Company has not  directed  its  investable  funds to  so-called  "junk bonds" or similar investments.

Net  cash  provided  by  (used  in)  financing  activities  was  $(268,272)  and
$(240,750)  for the six month  periods  ending June 30, 2002 and June 30,  2001, respectively.  Policyholder  contract  deposits  decreased  11% in the first six months  of 2002  compared  to the same  period  in 2001.  Policyholder  contract withdrawals  decreased  25% in the first six months of 2002 of 2002  compared to the same  period in 2001.  In  addition,  as of June 30,  2002,  the Company had purchased  $413,018 in treasury stock under its stock  repurchase  program,  and paid former FCC shareholders  $1,137,250  pursuant to the merger of FCC with and into UTG on June 12, 2002.

At June 30,  2002,  the  Company had a total of  $4,260,359  in  long-term  debt outstanding.  $3,108,797  is debt  relating to the April 2001 purchase by UTG of the common stock owned  primarily by James E. Melville and Larry E. Ryherd,  two former  officers and directors of the Company,  and members of their  respective families.  Future principal  payments of $777,199 are due annually over the next four years at an interest rate of 7% per annum  (annual  payments due April 12).
Other debt of $401,562 bears interest at a floating rate of 1% below prime (paid quarterly) with no principal payments due until its maturity in 2012. Subsequent to June 30, 2002, this debt was retired with a $401,562  principal  payment made on July 9, 2002. As of June 30, 2002 the Company had borrowings of $750,000 on a line of credit from the First  National  Bank of the  Cumberlands  at a floating rate equal to prime which is currently  4.75%.  Subsequent  to June 30, 2002, an additional  draw was taken in the amount of $250,000.  The draws on this line of credit are being used to facilitate the payment due to former FCC  shareholders, following  the June 12, 2002 merger of FCC with and into UTG. The amount of such payments was just slightly  over  $1,000,000 as of July 31, 2002. As of June 30,
2002 the Company had no outstanding borrowings  attributable to a line of credit from Southwest Bank of St. Louis. Borrowings under this line of credit will bear interest at the rate of .25% in excess of  Southwest  Bank of St.  Louis'  prime rate. Subsequent to June 30, 2002, a draw was taken in the amount of $400,000 to facilitate  the  repurchase  of shares of UTG common  stock  under  UTG's  stock repurchase program, as such shares become available. Management believes overall sources of cash available are more than adequate to service the Company's  debt.
These sources  include current cash balances of UTG,  expected future  operating cashflows and repayment of affiliate receivables held by UTG. Borrowings made on the  aforementioned  lines of credit are  expected to be repaid using a proposed dividend payment to UTG from the Company's insurance subsidiary UG.

UTG is a holding  company  and pays the  operating  expenses  for itself and its subsidiaries.  Funds  required  to meet its  expenses,  are  primarily  provided through the receipt of management fees from its subsidiaries.  At June 30, 2002, substantially all of the consolidated shareholders' equity represents net assets of its  subsidiaries  and  receivables  from  its  subsidiaries.  The  Company's insurance  subsidiaries have maintained  adequate  statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance  departments.  The payment of cash dividends to shareholders is not legally restricted.  However, the state insurance department regulates  insurance  company dividend  payments where the company is domiciled.
UTG is the parent of UG.  UG's dividend limitations are described below.

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
At  December  31,  2001,  UG's  statutory   capital  and  surplus   amounted  to
$16,105,265.  Extraordinary  dividends  (amounts in excess of ordinary  dividend limitations)  require prior approval of the insurance  commissioner  and are not restricted to a specific  calculation.  UG paid an ordinary dividend of $800,000 to UTG through the former FCC in April 2002.

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

------------------------------------------------------------------------------------------------------------------
                                  June 30, 2002
------------------------------------------------------------------------------------------------------------------
                             Expected maturity date
------------------------------------------------------------------------------------------------------------------
                      2002       2003       2004       2005       2006      Thereafter      Total      Fair value
------------------ ---------- ---------- ---------- ---------- ---------- ------------- ------------ -------------
Long term debt
------------------ ---------- ---------- ---------- ---------- ---------- ------------- ------------ -------------
  Fixed rate               0    777,199    777,199    777,199    777,200             0    3,108,797     3,250,204
------------------ ---------- ---------- ---------- ---------- ---------- ------------- ------------ -------------
  Avg. int. rate           0       7.0%       7.0%       7.0%       7.0%             0         7.0%
------------------ ---------- ---------- ---------- ---------- ---------- ------------- ------------ -------------
  Variable rate      750,000          0          0          0          0       401,562    1,151,562     1,093,486
------------------ ---------- ---------- ---------- ---------- ---------- ------------- ------------ -------------
  Avg. int. rate       4.75%          0          0          0          0         3.75%        4.40%
------------------ ---------- ---------- ---------- ---------- ---------- ------------- ------------ -------------

                           PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

See the  Morlan  and  related  case  discussion  in  note 5 to the  consolidated financial statements, which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual  Meeting of  Shareholders  held on June 11,  2002,  the  following matters were submitted to the shareholders of UTG and voted on as indicated:

1.   To elect  nine  directors  to serve for a term of one year and until  their successors are elected and qualified:

--------------------------- --------------- ---------------- ---------------

         DIRECTOR                  FOR            WITHHELD         AGAINST

--------------------------- --------------- ---------------- ---------------
John S. Albin                    2,556,428           22,977             366
--------------------------- --------------- ---------------- ---------------
Randall L. Attkisson             2,555,578           22,977           1,216
--------------------------- --------------- ---------------- ---------------
Jesse T. Correll                 2,556,010           22,977             784
--------------------------- --------------- ---------------- ---------------
Ward F. Correll                  2,556,550           22,977             244
--------------------------- --------------- ---------------- ---------------
Thomas F. Darden                 2,556,062           22,977             732
--------------------------- --------------- ---------------- ---------------
Millard V. Oakley                2,556,508           22,977             286
--------------------------- --------------- ---------------- ---------------
William W. Perry                 2,556,122           22,977             672
--------------------------- --------------- ---------------- ---------------
James P. Rousey                  2,555,578           22,977           1,216
--------------------------- --------------- ---------------- ---------------
Robert W. Teater                 2,556,232           22,977             562
--------------------------- --------------- ---------------- ---------------

2.       To approve and adopt the UTG Employee and Director Stock Purchase Plan:

                  For                2,387,828
                  Against               55,296
                  Abstain               27,085

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

Exhibit Number             Description

3.1  Articles of Incorporation of UTG and all amendments thereto.

3.2  Bylaws of UTG and all amendments thereto.

4.1  UTG's Agreement pursuant to Item  601(b)(4)(iii)(A)  of Regulation S-K with respect to long-term debt instruments.

10.1 United  Trust  Group,  Inc.  Employee  and  Director  Stock  Purchase  Plan
     (incorporated  by reference to Appendix A to the Definitive Proxy statement on Schedule 14A filed by UTG on May 9, 2002) (Commission No. 000-16867).

99.1 Certificate of Jesse T. Correll,  Chief  Executive  Officer and Chairman of
     the Board of UTG, as required pursuant to 18 U.S.C. Section 1350

99.2 Certificate of Theodore C. Miller,  Chief  Financial  Officer,  Senior Vice
     President and Corporate Secretary of UTG, as required pursuant to 18 U.S.C.
     Section 1350

(B)      REPORTS ON FORM 8-K

On May 22, 2002,  UTG filed a report dated May 21, 2002 on Form 8-K under item 5
"Other Events",  relating to the proposed merger of FCC with and into UTG, which the respective shareholders of FCC voted on and approved on May 21, 2002.

On June 10, 2002,  UTG filed a report dated June 10, 2002 on Form 8-K under item
9 "Regulation FD Disclosure" announcing the formation of an alliance with FISERV
LIS to provide business process outsourcing.

On June 13, 2002,  UTG filed a report dated June 12, 2002 on Form 8-K under item
5 "Other  Events and  Regulation  FD  Disclosure"  relating to the press release announcing that the merger of FCC with and into UTG became effective on June 12,
2002.

ITEMS 2, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                            UNITED TRUST GROUP, INC.
                            ------------------------
                                  (Registrant)

Date:   August 12, 2002                   By  /s/ Randall L. Attkisson

                                              Randall L. Attkisson
                                              President, Chief Operating Officer
                                                 and Director

Date:   August 12, 2002                   By  /s/ Theodore C. Miller

                                              Theodore C. Miller
                                              Senior Vice President
                                                 and Chief Financial Officer