Form 10-Q/A
period 2002-06-30
UNITED TRUST GROUP INC
filed 2002-08-15
CIK 832480

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

     This 10-Q/A was amended so that the Index of Exhibits and Exhibits 99.1 and
99.2 are included in the publicly viewed filing.  They were previously  excluded from public view in our 8/13/2002 10-Q filing.

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

                            UNITED TRUST GROUP, INC.
                            ------------------------
                                  (Registrant)

Date:   August 14, 2002                   By  /s/ Randall L. Attkisson

                                              Randall L. Attkisson
                                              President, Chief Operating Officer
                                                 and Director

Date:   August 14, 2002                   By  /s/ Theodore C. Miller

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