Form 10-Q
period 2002-09-30
UNITED TRUST GROUP INC
filed 2002-11-12
CIK 832480

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

                           Commission File No. 0-16867

                            UNITED TRUST GROUP, INC.
             (Exact name of registrant as specified in its charter)

              ILLINOIS                                              37-1172848
     (State of incorporation)                                 (I.R.S. Employer
                                                             identification No.)

                             5250 SOUTH SIXTH STREET
                                  P.O. BOX 5147
                              SPRINGFIELD, IL 62703
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (217) 241-6300

     Indicate  by check mark  whether the  registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At October  31,  2002 there were  3,481,970  shares of common  stock of the registrant outstanding.

                    UNITED TRUST GROUP, INC. AND SUBSIDIARIES
                                 (The "Company")

                                TABLE OF CONTENTS

Part 1.   Financial Information................................................3

   ITEM 1.  FINANCIAL STATEMENTS...............................................3

     Consolidated Balance Sheets as of September 30, 2002 and
        December 31, 2001......................................................3
     Consolidated Statements of Operations for the nine and three months ended September 30, 2002 and 2001...............................4
     Consolidated Statement of Changes in Shareholders' Equity for the
        nine months ended September 30, 2002...................................5
     Consolidated Statements of Cash Flows for the nine months ended
        September 30, 2002 and 2001............................................6
     Notes to Consolidated Financial Statements................................7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets (Unaudited)
---------------------------------------------------------------------------------------------------------------------

                                                                      September 30,         December 31,
    ASSETS                                                                 2002                2001*
                                                                     -----------------    -----------------

Investments:
Fixed maturities at amortized cost
    (market $65,370,830 and $77,725,410)                             $     62,752,005     $     75,005,395
Investments held for sale:
Fixed maturities, at market
    (cost $110,241,610 and $97,584,094)                                   113,997,268           98,628,440
Equity securities, at market
    (cost $4,122,887 and $3,937,812)                                        4,862,102            3,852,716
Mortgage loans on real estate at amortized cost                            23,788,416           23,386,895
Investment real estate, at cost,
   net of accumulated depreciation                                         17,323,552           18,226,451
Policy loans                                                               13,372,274           13,608,456
Short-term investments                                                        426,173              581,382
                                                                     -----------------    -----------------

                                                                          236,521,790          233,289,735

Cash and cash equivalents                                                  15,753,940           15,477,348
Accrued investment income                                                   2,470,596            3,002,860
Reinsurance receivables:
Future policy benefits                                                     33,283,285           33,776,688
Policy claims and other benefits                                            3,752,672            4,042,779
Cost of insurance acquired                                                 24,112,755           33,666,336
Deferred policy acquisition costs                                           2,599,595            3,107,919
Costs in excess of net assets purchased,
net of accumulated amortization                                                     0              345,779
Property and equipment,
   net of accumulated depreciation                                          2,265,917            2,459,117
Income taxes receivable, current                                              231,758              215,865
Other assets                                                                  228,427              139,245
                                                                     -----------------    -----------------

      Total assets                                                   $    321,220,735     $    329,523,671
                                                                     =================    =================

    LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits                                               $    235,015,786     $    236,449,241
Policy claims and benefits payable                                          2,210,767            2,781,920
Other policyholder funds                                                    1,179,580            1,255,990
Dividend and endowment accumulations                                       12,722,930           13,055,024
Income taxes payable:
Deferred                                                                   11,854,167           13,569,523
Notes payable                                                               4,508,797            4,400,670
Other liabilities                                                           5,853,491            5,465,896
                                                                     -----------------    -----------------

      Total liabilities                                                   273,345,518          276,978,264
                                                                     -----------------    -----------------

Minority interests in consolidated subsidiaries                                     0            7,771,793
                                                                     -----------------    -----------------

Shareholders' equity:
Common stock - no par value, stated value $.02 per share
Authorized 7,000,000 shares - 3,484,825  and 3,549,791 shares
issued after deducting treasury shares of 140,202 and 75,236                   69,697               70,996
Additional paid-in capital                                                 42,323,860           42,789,636
Retained earnings                                                           2,531,450            1,004,238
Accumulated other comprehensive income                                      2,950,210              908,744
                                                                     -----------------    -----------------

      Total shareholders' equity                                           47,875,217           44,773,614
                                                                     -----------------    -----------------

      Total liabilities and shareholders' equity                     $    321,220,735     $    329,523,671
                                                                     =================    =================

* Balance sheet audited at 12/31/01

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                             Three Months Ended                      Nine Months Ended
                                                      September 30,      September 30,       September 30,       September 30,
                                                          2002                2001                2002                2001
                                                     ----------------   -----------------   -----------------   -----------------

Revenues:

Premiums and policy fees                             $     4,458,645    $      5,006,069    $     14,408,541    $     15,839,391
Reinsurance premiums and policy fees                        (732,822)           (868,708)         (2,017,573)         (2,378,771)
Net investment income                                      3,336,329           3,557,702           9,931,415          11,503,804
Realized investment gains and (losses), net                    3,404              32,798              14,831              45,392
Other income                                                 188,129             235,413             608,487             387,044
                                                     ----------------   -----------------   -----------------   -----------------

                                                           7,253,685           7,963,274          22,945,701          25,396,860

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life                                                       5,436,371           4,719,889          15,847,861          15,043,502
Reinsurance benefits and claims                             (950,836)           (732,664)         (3,010,828)         (2,038,346)
Annuity                                                      388,660             362,899             962,456             930,153
Dividends to policyholders                                   236,395             236,133             756,206             781,983
Commissions and amortization of deferred
policy acquisition costs                                     128,619             123,480             624,730             876,835
Amortization of cost of insurance acquired                   372,664             387,990           1,143,859           1,185,860
Operating expenses                                         1,441,502           1,573,817           4,621,069           4,856,690
Interest expense                                              71,230             108,018             204,834             244,438
                                                     ----------------   -----------------   -----------------   -----------------

                                                           7,124,605           6,779,562          21,150,187          21,881,115

Income before income taxes, minority interest
and equity in earnings of investees                          129,080           1,183,712           1,795,514           3,515,745

Income tax (expense) credit                                  198,419            (383,753)             (4,687)         (1,087,195)
Minority interest in income of
consolidated subsidiaries                                          0            (154,086)           (263,615)           (463,527)

                                                     ----------------   -----------------   -----------------   -----------------

Net income                                           $       327,499    $        645,873    $      1,527,212    $      1,965,023
                                                     ================   =================   =================   =================

Basic earnings per share from continuing
   operations and net income                         $          0.09    $           0.18    $           0.44    $           0.52
                                                     ================   =================   =================   =================

Diluted earnings per share from continuing
operations and net income                            $          0.09    $           0.18    $           0.44    $           0.52
                                                     ================   =================   =================   =================

Basic weighted average shares outstanding                  3,488,731           3,565,462           3,505,647           3,793,886
                                                     ================   =================   =================   =================

Diluted weighted average shares outstanding                3,488,731           3,565,462           3,505,647           3,793,886
                                                     ================   =================   =================   =================

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
            For the nine months ended September 30, 2002 (Unaudited)
------------------------------------------------------------------------------------------------------------------------

Common stock
  Balance, beginning of year                            $         70,996
  Issued during year                                                   0
  Purchase treasury shares                                        (1,299)
                                                       ------------------

  Balance, end of period                                          69,697
                                                       ------------------

Additional paid-in capital
  Balance, beginning of year                                  42,789,636
  Issued during year                                                   0
  Purchase treasury shares                                      (465,776)
                                                       ------------------

  Balance, end of period                                      42,323,860
                                                       ------------------

Retained earnings
  Balance, beginning of year                                   1,004,238
  Net income                                                   1,527,212          $      1,527,212
                                                       ------------------        ------------------

  Balance, end of period                                       2,531,450
                                                       ------------------

Accumulated other comprehensive income
  Balance, beginning of year                                     908,744
  Other comprehensive income
     Unrealized holding gain on securities
         net of minority interest and
         reclassification adjustment                           2,041,466                 2,041,466
                                                       ------------------        ------------------

  Comprehensive income                                                            $      3,568,678
                                                                                 ==================

  Balance, end of period                                       2,950,210
                                                       ------------------

Total shareholders' equity, end of period               $     47,875,217
                                                       ==================

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)
------------------------------------------------------------------------------------------------------------

                                                                                   Nine Months Ended
                                                                              September 30,   September 30,
                                                                                 2002             2001
                                                                            ---------------   --------------

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income                                                                  $    1,527,212    $   1,965,023
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Amortization/accretion of fixed maturities                                         343,663           87,998
Realized investment gains                                                          (14,831)         (45,392)
Policy acquisition costs deferred                                                  (55,000)        (129,000)
Amortization of deferred policy acquisition costs                                  563,324          639,933
Amortization of cost of insurance acquired                                       1,143,859        1,185,860
Amortization of costs in excess of net
  assets purchased                                                                       0           67,500
Depreciation                                                                       420,367          272,786
Minority interest                                                                  263,615          463,527
Change in accrued investment income                                                532,264          832,488
Change in reinsurance receivables                                                  783,510          643,526
Change in policy liabilities and accruals                                       (1,639,905)      (1,251,478)
Charges for mortality and administration of
  universal life and annuity products                                           (6,549,405)      (7,094,380)
Interest credited to account balances                                            4,147,153        4,368,033
Change in income taxes payable                                                     (54,032)       1,076,855
Change in other assets and liabilities, net                                       (627,362)      (2,095,175)
                                                                            ---------------   --------------

Net cash provided by operating activities                                          784,432          988,104

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities held for sale                                                   9,070,000       15,250,000
Fixed maturities matured                                                        23,803,620       43,515,439
Equity securities                                                                        0        2,240,967
Mortgage loans                                                                   5,758,639       11,156,017
Real estate                                                                        913,978        1,334,693
Policy loans                                                                     2,323,496        2,281,517
Short-term                                                                         155,209        2,154,528
                                                                            ---------------   --------------

Total proceeds from investments sold and matured                                42,024,942       77,933,161
Cost of investments acquired:
Fixed maturities held for sale                                                 (30,562,133)     (56,082,030)
Fixed maturities                                                                (3,053,805)      (1,124,925)
Equity securities                                                                 (185,075)      (1,143,724)
Mortgage loans                                                                  (6,160,160)      (6,654,908)
Real estate                                                                       (206,849)        (250,781)
Policy loans                                                                    (2,087,314)      (1,858,852)
Short-term                                                                               0       (1,118,435)
                                                                            ---------------   --------------

Total cost of investments acquired                                             (42,255,336)     (68,233,655)
Purchase of property and equipment                                                 (22,043)         (78,888)
Sale of property and equipment                                                           0          201,064
                                                                            ---------------   --------------

Net cash provided by (used in) investing activities                               (252,437)       9,821,682

Cash flows from financing activities:
Policyholder contract deposits                                                   7,835,749        8,751,698
Policyholder contract withdrawals                                               (6,206,704)      (7,276,743)
Proceeds from line of credit                                                     2,000,000                0
Purchase of treasury stock                                                        (467,075)      (1,123,234)
Purchase of stock of subsidiaries                                                        0          (21,600)
Payments from FCC merger                                                        (1,525,500)               0
Payments of principal on notes payable                                          (1,891,873)               0
                                                                            ---------------   --------------

Net cash provided by (used in) financing activities                               (255,403)         330,121
                                                                            ---------------   --------------

Net increase in cash and cash equivalents                                          276,592       11,139,907
Cash and cash equivalents at beginning of period                                15,477,348       15,065,076
                                                                            ---------------   --------------

Cash and cash equivalents at end of period                                  $   15,753,940    $  26,204,983
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

At September 30, 2002, consolidated  subsidiaries of UTG were as depicted on the following organizational chart. In addition, this document may at times refer to
Jesse Correll,  the Company's Chairman and CEO, and his affiliated  entities who own a majority of UTG's outstanding common stock. See note 9 to the consolidated financial  statements  regarding the June 12, 2002 merger of First  Commonwealth
Corporation, a former subsidiary of UTG ("FCC"), with and into UTG.

United Trust Group, Inc. (UTG)
100%
North Plaza of Somerset, Inc. (NORTH PLAZA)
100%
Universal Guaranty Life Insurance Company (UG)
100%
Roosevelt Equity Corporation (REC)
100%
Appalachian Life Insurance Company (APPL)
100%
Abraham Lincoln Insurance Company (ABE)

2.       INVESTMENTS

At  September  30,  2002 and  December  31,  2001,  fixed  maturities  and fixed maturities  held for sale  represented  75% and 74% of  total  invested  assets, respectively.  As prescribed by the various state insurance  department statutes and  regulations  applicable  to UTG's  insurance  subsidiaries,  the  insurance companies'  investment  portfolio is required to be invested in investment grade
securities  to  provide  ample  protection  for  policyholders.   The  insurance
subsidiaries do not invest in so-called "junk bonds" or similar investments.  As of September 30 2002, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or  shareholders'  equity.  The investments  held for sale are carried at market value, with changes in market value directly charged to shareholders' equity. To provide additional flexibility and liquidity, the Company has categorized almost all fixed maturity investments acquired since 2000 as available for sale.

3.       Notes Payable

At September  30, 2002 and December 31,  2001,  the Company had  $4,508,797  and
$4,400,670 in long-term debt outstanding, respectively.

                                             09/30/02        12/31/01
                                           -------------   -------------
       Subordinated 20 yr. Notes                      0         514,674
       Other notes payable                    3,108,797       3,885,996
       Lines of credit                        1,400,000               0
                                           -------------   -------------
                                        $     4,508,797 $     4,400,670
                                           =============   =============

A.       Subordinated debt

The subordinated debt was incurred June 16, 1992 as a part of the acquisition of the now dissolved Commonwealth Industries Corporation. These notes bear interest at the variable rate of 1% under prime per annum (paid quarterly). In May 2002 a principal  payment of $113,112  was made on the  subordinated  debt.  On July 9,
2002, the remaining outstanding balance of $401,562 on these notes was paid.

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
The interest rate on the line of credit is variable and indexed to be the lowest of the U.S.  prime rates as  published  in the money  section of the Wall Street
Journal, with any interest rate adjustments to be made monthly. At September 30,
2002, the interest rate was 4.75%, and the Company had outstanding borrowings of
$1,000,000  attributable  to this line of credit.  Subsequent  to September  30,
2002,  the line of credit was repaid in the amount of  $1,000,000.  The draws on this line of credit  were used to  facilitate  the  payments  due to the  former shareholders  of FCC as a result  of, the June 12,  2002  merger of FCC with and into  UTG,  as  further  described  in  note  9 to  the  consolidated  financial statements.  UTG  anticipates  renewing  this line of credit  for an  additional one-year term upon original maturity.

On  April  1,  2002,  UTG was  extended  a  $5,000,000  line of  credit  from an unaffiliated  third party,  Southwest Bank of St. Louis. The line of credit will expire  one-year from the date of issue.  As collateral  for any draws under the line of credit,  the former FCC, which has now merged into UTG,  pledged 100% of the common stock of its insurance  subsidiary UG.  Borrowings  under the line of credit will bear  interest at the rate of 0.25% in excess of  Southwest  Bank of
St. Louis' prime rate. At September 30, 2002,  the interest rate on this line of credit was 5.00%, payable monthly, and the Company had outstanding borrowings of
$400,000  attributable to this line of credit. Draws on this line of credit were used to retire the remaining  subordinated  debt, as described in note 3A above.
Subsequent  to September 30, 2002 the line of credit was repaid in the amount of
$400,000.

Borrowings made on the aforementioned lines of credit were repaid on October 22,
2002,  facilitated by a dividend payment of $1,400,000 to UTG from its insurance subsidiary UG.

4.       CAPITAL STOCK TRANSACTIONS

A.   Stock Repurchase Program

On June 5, 2001, the Board of Directors of UTG  authorized  the repurchase  from time to time in the open market or in privately negotiated transactions of up to
$1 million of UTG's common stock.  Repurchased  shares under the program will be available for future issuance for general  corporate  purposes.  Through October
31, 2002,  UTG has spent  $617,898 in the  acquisition  of 87,890  shares of its common stock under this program.

B.   Earnings Per Share Calculations

Earnings per share are based on the  weighted  average  number of common  shares outstanding  during each  period,  retroactively  adjusted to give effect to all stock splits, in accordance with Statement of Financial Accounting Standards No.
128. At September  30, 2002 and  September  30, 2001 diluted  earnings per share were  the  same as  basic  earnings  per  share  since  the UTG had no  dilutive instruments outstanding.

C.       Officer and Director Stock Purchase Program

On March 26, 2002, the Board of Directors of UTG adopted,  and on June 11, 2002, the  shareholders  of UTG approved,  the United Trust Group,  Inc.  Employee and
Director Stock  Purchase  Plan. The plan's purpose is to encourage  ownership of
UTG stock by eligible  directors  and employees of UTG and its  subsidiaries  by providing them with an opportunity to invest in shares of UTG common stock.  The plan is administered by the Board of Directors of UTG.

A total of  400,000  shares of common  stock  may be  purchased  under the plan, subject to appropriate  adjustment for stock dividends,  stock splits or similar recapitalizations  resulting  in a  change  in  shares  of UTG.  The plan is not intended to qualify as an "employee  stock  purchase  plan" under Section 423 of the Internal Revenue Code.

At its September  2002 meeting,  the Board of Directors of UTG approved  initial offerings  under the plan to  qualified  individuals  totaling  367,000  shares, subject  to the  registration  or  qualification  of the  shares  for sale under
Federal or applicable  state  securities laws. These initial offers are expected to be made  November 1, 2002,  at which time each  offeree has 30 days to accept the  offer,  execute  the  appropriate  documents  and pay for the  shares to be acquired. At the end of the 30 day period,  accepted offers expire. This initial offering is at a purchase price of $12.00 per share.  Each participant under the plan must  execute a "stock  restriction  and buy-sell  agreement",  which among other things  provides UTG with a right of first  refusal on any future sales of the shares acquired by the participant under this plan.

The  purchase  price of  shares  repurchased  under the  stock  restriction  and buy-sell agreement shall be computed,  on a per share basis, equal to the sum of
(i) the  original  purchase  price paid to acquire such shares from UTG and (ii)
the  consolidated  statutory net earnings (loss) per share of such shares during the  period  from the end of the month  next  preceding  the month in which such shares  were  acquired  pursuant  to the  plan,  to the  end of the  month  next preceding the month in which the sale of such shares to UTG occurs.

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

On November 20, 1998, First Southern Funding  ("FSF"),  an entity  controlled by
UTG's Chairman and Chief Executive Officer, Jesse T. Correll, and certain of its affiliates  acquired  929,904 shares of common stock of UTG from UTG and certain
UTG shareholders.  As consideration for the shares, FSF paid UTG $10,999,995 and certain  shareholders of UTG $999,990 in cash. Included in the stock acquisition agreement is an earnings  covenant whereby UTG warrants UTG and its subsidiaries and affiliates will have future earnings of at least $30,000,000 for a five-year period beginning  January 1, 1998. Such earnings are computed based on statutory results excluding inter-company  activities such as inter-company dividends plus realized  and  unrealized  gains and losses on real estate,  mortgage  loans and unaffiliated  common stocks. At the end of the covenant period, an adjustment is to be made equal to the  difference  between the then market value and statutory carrying  value of real estate still owned that existed at the  beginning of the covenant period.  Should UTG not meet the covenant  requirements,  any shortfall will first be reduced by the  actual  average  tax rate for UTG for the  period, then will be further reduced by one-half of the percentage, if any, representing
UTG's ownership  percentage of the insurance company  subsidiaries.  This result will then be reduced by $250,000.  The  remaining  amount will be paid by UTG in the form of UTG common stock valued at $15.00 per share with a maximum number of shares to be issued of 500,000, though there is no limit on the number of shares that can be  transferred  to the extent that there are legal fees,  settlements, damage payments or other losses as a result of certain legal actions taken.  The price and number of shares shall be adjusted for any  applicable  stock  splits, stock dividends or other  recapitalizations.  At September 30, 2002, the Company had total earnings of $17,124,763 applicable to this covenant. With three months remaining on the  covenant,  it appears  highly  unlikely that UTG will meet the earnings  requirements,  resulting  in UTG being  required  to issue  additional shares  to FSF or its  assigns.  Combining  current  results  with  management's expectation for the remainder of 2002, it appears probable at this time that UTG will be required to issue  500,000  shares of its common stock by April 30, 2003 to satisfy this covenant.

On June 10, 2002 UTG and Fiserv Life Insurance Solutions ("Fiserv LIS") of Cedar
Rapids,  Iowa formed an  alliance  between  their  respective  organizations  to provide third party administration (TPA) services to insurance companies seeking business  process  outsourcing  solutions.  (See  note  11 to  the  consolidated financial  statements).  In connection with this alliance UTG paid a license fee to use "ID3" which is a software  system  owned by Fiserv LIS to  administer  an array of life,  health and  annuity  products  in the  insurance  industry.  UTG additionally  contracted  with Fiserv LIS to provide data center  operations for business  administered  by UTG on the "ID3"  system.  UTG intends to convert its existing  business  to  "ID3"  as soon as  practical.  UTG  has  committed  to a five-year  contract  regarding  software  maintenance and data center operations through  Fiserv LIS.  UTG  projects  the costs  associated  with this  contract, including the license fee, data center operations,  to be approximately $420,000 per year once  fully  converted  to the  "ID3"  system,  though  there can be no assurance actual costs incurred will not exceed that estimate.

David A. Morlan,  individually and on behalf of all others similarly situated v.
Universal  Guaranty  Life Ins.,  United Trust  Assurance  Co.,  United  Security
Assurance  Co.,  United Trust Group,  Inc. and First  Commonwealth  Corporation,
(United States District Court, S.D. III Civil No. 99-274-GPM).

As  previously  reported in UTG's Annual Report on Form 10-K for the fiscal year ended  December  31, 2001 and  Quarterly  Report on Form 10-Q for the  quarterly periods ended March 31, 2002 and June 30, 2002, respectively,  the above lawsuit was filed on April 21,  1999 by David  Morlan  and Louis  Black in the  Southern
District of Illinois against  Universal  Guaranty Life Insurance  Company ("UG")
and United Trust Assurance Company ("UTAC") (merged into UG in 1992).  After the lawsuit was filed,  the plaintiffs,  who were former insurance  agents,  amended their complaint,  dropped Louis Black as a plaintiff,  and added United Security
Assurance  Company  ("USAC"),  UTG and FCC as  defendants.  The  plaintiffs  are alleging  that they were  employees of UG, UTAC or USAC rather than  independent contractors.  The  plaintiffs  are seeking class action status and have asked to recover  various  employee  benefits,  costs  and  attorneys'  fees,  as well as monetary  damages based on the defendants'  alleged failure to withhold  certain taxes.

On September 18, 2001, the case was dismissed  without  prejudice because Morlan lacked standing to pursue the claims against defendants. The plaintiffs appealed the  dismissal of the case to the United States Court of Appeals for the Seventh
Circuit.  On July 26, 2002, the Seventh Circuit ruled in favor of the plaintiffs and directed the district  court to reinstate  the class  action.  The Company's petition for  rehearing  was denied on August 20, 2002.  The Company  intends to file a petition for a writ of certiorari with the United States Supreme Court.

In addition  to the appeal,  on December  10,  2001,  a second  action was filed
entitled  Julie  Barrette   Ahrens,   David  Dzuiban,   William  Milam,   Dennis
Schneiderman,  individually  and on behalf of all  others  similarly  situated v
Universal  Guaranty  Life,  United  Trust  Assurance  Company,  United  Security
Assurance  Company,United  Trust Group, Inc and First  Commonwealth  Corporation
(United States District Court for the Southern  District of Illinois.;  Case No:
01-4314-JPG). The plaintiffs voluntarily dismissed the second action.

The Company  continues to believe that it has meritorious  grounds to defend the lawsuit,  and it intends to defend the cases  vigorously.  It believes  that the defense and ultimate  resolution  of these  lawsuits  should not have a material adverse effect upon the business,  results of operations or financial  condition of the Company. Nevertheless, if the plaintiffs' lawsuits were to be successful, it is likely that such  resolution  would have a material  adverse effect on the
Company's business,  results of operations and financial condition. At September
30, 2002, the Company maintains a liability of $250,000 to cover estimated legal expenses associated with the defense of this matter.

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

6.   Other Cash Flow Disclosure

On a cash basis,  the Company paid  $190,379  and  $205,414 in interest  expense during the first nine months of 2002 and 2001,  respectively.  The Company  paid
$45,290 and  $60,636 in federal  income tax during the first nine months of 2002 and 2001, respectively.  As of September 30, 2002, the Company has $954,500 that has not been disbursed to former minority shareholders of FCC in connection with
FCC's  merger  with  and  into  UTG  as  further  described  in  note  9 to  the consolidated financial statements.

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

8.     COMPREHENSIVE INCOME

                                                                                           Tax
                                                                  Before-Tax            (Expense)          Net of Tax
              September 30, 2002                                    Amount             or Benefit            Amount
              ---------------------------------------------     ----------------    ------------------   ---------------

              Unrealized holding gains during
                   Period                                       $     3,142,406     $     (1,099,842)    $    2,042,564
              Less: reclassification adjustment
                   for gains realized in net income                     (1,689)                   591           (1,098)
                                                                ----------------    ------------------   ---------------

              Net unrealized gains
                                                                      3,140,717           (1,099,251)         2,041,466
                                                                ----------------    ------------------   ---------------

              Other comprehensive income                        $     3,140,717     $     (1,099,251)    $    2,041,466
                                                                ================    ==================   ===============

9.     MERGER OF UNITED TRUST GROUP, INC. AND FIRST COMMONWEALTH CORPORATION

On May 21, 2002, at a special meeting of shareholders,  the shareholders of FCC, then an 82%  owned  subsidiary  of  UTG,  voted  on and  approved  that  certain
Agreement and Plan of Reorganization  and related Plan of Merger,  each dated as of June 5, 2001,  between UTG, and FCC (collectively,  the "Merger  Agreement"), and the merger  contemplated  thereby in which FCC would be merged with and into
UTG, with UTG being the surviving  corporation of the merger.  The merger became effective on June 12, 2002.  Pursuant to the terms and  conditions of the Merger
Agreement,  each share of FCC stock  outstanding  at the  effective  time of the merger  (other  than  shares held by UTG or shares held in treasury by FCC or by any of its subsidiaries) was at such time automatically converted into the right to receive $250 in cash per share.

This allowed UTG to acquire the remaining common shares  (approximately  18%) of
FCC that UTG did not own prior to the effective time of the merger.

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
                                                                  ==================

The following table summarizes  certain  unaudited  operating  results of UTG as though the merger  transaction had taken place at the beginning of the reporting periods ending on September 30, 2002 and December 31, 2001, respectively.

                                                              September             December 31, 2001
                                                              30, 2002
                                                         --------------------      --------------------
         Total revenues                               $           22,909,741    $          33,329,372
         Total benefits and other expenses            $           21,150,187    $          28,912,280
         Operating income                             $            1,759,554    $           4,417,092
         Net Income                                   $            1,491,252    $           3,274,486
         Basic earnings per share                     $                 0.43    $                0.86
         Diluted earnings per share                   $                 0.43    $                0.86

10.    PROPOSED CHARTER SALES OF SUBSIDIARIES

The  Company  has listed  for sale the  Charter  (state  licenses)  of APPL.  To accommodate  such a sale,  APPL has entered  into a 100%  coinsurance  agreement effective  October 1, 2002,  with UG,  whereby APPL will cede and UG will assume all policies in force of APPL as of the  effective  date of the  agreement.  The agreement  was  approved  by  the  Ohio  Department  of  Insurance  pursuant  to
regulatory  requirements.   Following  the  implementation  of  the  coinsurance
agreement,  UG will proceed with an assumption  reinsurance  of these  policies.
Assumption reinsurance transfers all financial responsibility under the policies to UG as though UG had  originally  issued the policies.  Under the  coinsurance arrangement,  UG has primary  responsibility for the policies,  but APPL remains contingently  liable  for the  policies.  Although  an outside  third  party has expressed interest in acquiring the APPL Charter, no formal agreements have been entered into and no commitments by either party have been made or signed at this time.  The sale of the APPL Charter would require  regulatory  approval prior to any sale or transfer of the APPL charter.

The Company has also been  attempting  to sell the ABE  Charter.  Because of the lack of interest  expressed  in the ABE Charter  (which only  includes six state licenses),  the ABE Board determined at its September 2002 meeting that the sale of the ABE  Charter was not likely.  As such,  the ABE and UG Boards  approved a merger  transaction,  whereby  ABE would be merged  with and into UG. The Boards empowered  certain officers of ABE and UG to execute any documents  necessary to complete  the merger.  The merger will  require  the  approval of the  insurance departments of the States of Ohio and Illinois  prior to completion.  The merger is expected to be completed sometime in early 2003.

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

Results of Operations
---------------------

(a)  Revenues

Premiums and policy fee revenues,  net of reinsurance  premiums and policy fees, decreased 8% when  comparing the first nine months of 2002 to the same period in
2001, and decreased 10% for the 2002 third quarter  compared with the 2001 third quarter. The Company currently writes little new business. A majority of the new business  currently written is universal life insurance.  Collected  premiums on universal life and interest  sensitive products is not reflected in premiums and policy revenues because accounting  principles  generally accepted in the United
States of America requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue.  Unless the Company acquires a block of  in-force  business  or  significantly  increases  its  marketing  of traditional business,  management expects premium revenue to continue to decline at a rate consistent with prior experience. During 2001, the Company implemented a conservation  effort in an attempt to improve the persistency  rate of Company policies.  Several of the customer service  representatives  of the Company have become licensed  insurance agents,  allowing them to offer other products within the Company's  portfolio to existing customers.  Additionally,  stronger efforts have  been made in policy  retention  through  more  personal  contact  with the customer  including  telephone calls to discuss  alternatives  and reasons for a customer's request to surrender their policy.  Previously,  the Company's agency force was primarily  responsible for conservation  efforts.  With the decline in the number of agents, the Company's ability to reach these customers diminished, making conservation efforts difficult.  The conservation efforts described above are relatively  new, but early results are generally  positive.  Management will continue to monitor these efforts and make  adjustments  as seen  appropriate to enhance the future  success of the program.  The Company is currently  exploring the  introduction  of a new  product  to be  specifically  used by the  licensed customer  service  representatives  as an  alternative  for the  customer in the conservation efforts. The new product has yet to be marketed as of September 30,
2002. The Company hopes to start  marketing the product during the first quarter of 2003.  The success of the new product will depend on the its  competitiveness and profitability.  Net investment income decreased 14% when comparing the first nine months of 2002 to the same period in 2001,  and  decreased  6% for the 2002 third quarter  compared  with the 2001 third  quarter.  The national  prime rate ranged  from a high of 9.50% to a low of 6.00%  during the first nine  months of
2001, and was 4.75% during the first nine months of 2002. This resulted in lower earnings on short-term  funds as well as on  longer-term  investments  acquired.
Should this  economic  climate  continue net  investment  income may continue to decline,  as the Company,  along with others in the  insurance  industry,  seeks
adequate   returns  on  investments,   while  staying  within  the  conservative
investment guidelines set forth by insurance regulators.

The Company's  investments are generally  managed to match related insurance and policyholder liabilities.  The comparison of investment return with insurance or investment  product crediting rates establishes an interest spread.  The Company monitors  investment  yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads, ranging from 1%
to 2%. It is expected that monitoring of the interest spreads by management will provide the necessary  margin to adequately  provide for associated costs on the insurance  policies  the  Company  currently  has in force and will write in the future.  At the  March  2001  Board of  Directors  meeting,  the  Boards  of the insurance  subsidiaries lowered crediting rates one-half percent on all products that could be lowered.  With this reduction,  the vast majority of the Company's rate-adjustable products are now at their guaranteed minimum rates, and as such, cannot be lowered any further. At the March 2002 Board of Directors meeting, the
Boards of the  insurance  subsidiaries  lowered  all  remaining  rate-adjustable products to their  guaranteed  minimum rates. The guaranteed  minimum  crediting rates  on  these  products  range  from 3% to 5.5%.  These  adjustments  were in response to the continued declines in interest rates in the marketplace describe above.  Policy interest crediting rate changes become effective on an individual policy  basis on the next  policy  anniversary.  If interest  rates  continue to decline, the company won't be able to lower rates and both net investment income and net income will be impacted negatively.

On June 1, 2001,  the Company began  performing  administrative  work as a third party  administrator  ("TPA") for an unaffiliated  life insurance  company.  The business  being  administered  is a  closed  block  with  approximately  260,000 policies,  a majority of which are paid up. The Company  receives  monthly  fees based on policy in force counts and certain other  activity  indicators  such as number of premium collections  performed.  During the first nine months of 2002, and during  the third  quarter  of 2002,  the  Company  received  $392,503,  and
$120,881 for this work, respectively. These TPA revenue fees are included in the line item "other income" on the Company's consolidated statements of operations.
The Company intends to pursue other TPA  arrangements,  and has recently entered into an alliance with Fiserv Life Insurance  Solutions  (Fiserv LIS), to provide
TPA  services  to  insurance  companies  seeking  business  process  outsourcing solutions.  Fiserv LIS will be responsible  for the marketing and sales function for the alliance, as well as providing the datacenter operations. UTG will staff the  administration  effort.  Although  still in its  early  stages,  management believes  this  alliance  with  Fiserv LIS  positions  the  Company to  generate additional  revenues by utilizing  the  Company's  current  excess  capacity and administrative services.

 (b) Expenses

Benefits, claims and settlement expenses net of reinsurance benefits and claims, decreased  1% in the first nine  months of 2002  compared  to the same period in
2001, and increased 11% for the 2002 third quarter  compared with the 2001 third quarter.  Death benefit claims were approximately  $745,000 and $590,000 more in the first nine  months of 2002 and for the third  quarter of 2002 as compared to the same periods in 2001, respectively. Policy claims vary from year to year and therefore,  fluctuations  in mortality are to be expected and are not considered unusual by management.  A review of the death claims register for the applicable periods  revealed  nothing  unusual  or out  of the  ordinary  in  the  view  of management.  Policy surrender benefits decreased approximately $2,000,000 in the first nine months of 2002 compared to the same period in 2001.  Stronger efforts have  been made in policy  retention  through  more  personal  contact  with our customers  including  telephone calls to discuss  alternatives and reasons for a request to surrender  their policy.  The short-term  impact of such fewer policy surrenders is negligible  since a reserve for future policy benefits  payable is held which is, at a minimum,  equal to or even greater  than the cash  surrender value of a policy.  The benefit of fewer policy surrenders is primarily received over a longer time period through the retention of the Company's asset base.

Commissions and amortization of deferred policy  acquisition costs decreased 29%
for the first nine months of 2002 when compared to the same period in 2001,  and increased  slightly  for the 2002  third  quarter  compared  with the 2001 third
quarter.   The  most  significant   factor  in  the  year-to-date   decrease  is
attributable to the Company paying fewer  commissions,  since the Company writes very little new business and renewal premiums on existing  business  continue to decline.  Another factor of the decrease is attributable to normal  amortization of the  deferred  policy  acquisition  costs  asset.  The  Company  reviews  the recoverability of the asset based on current trends and known events compared to the assumptions used in the  establishment of the original asset. No impairments were recorded in either of the periods  reported.  The third quarter  comparison reflects the fact that first year policy  premiums  received have been declining to a very immaterial level.

Operating  expenses decreased 5% for the first nine months of 2002 when compared to the same period in 2001, and decreased 8% for the 2002 third quarter compared with the 2001 third quarter.  During 2001, the Company transferred all remaining functions of its insurance subsidiary APPL from Huntington, West Virginia to the
Springfield, Illinois location, and sold the West Virginia property. The closing of the Huntington office has resulted in an approximately  $400,000 reduction to operating  expenses in 2002.  During the current year the Company changed health insurance coverage on its employees. This change reduced 2002 operating expenses approximately  $75,000,  while maintaining similar coverage amounts.  Additional expense  reductions  have been made in the  normal  course of  business,  as the
Company continually monitors expenditures looking for savings opportunities. The aforementioned  expense  reductions  have been  partially  offset  by  increased operating  costs  attributable  to the  Company's  conversion  of  its  existing business  and TPA clients to "ID3",  a software  system owned by Fiserv LIS (see note 11 to the  consolidated  financial  statements).  Conversion  costs to date include fees for initial licensing, consultation, and training.

(c)  Net income

The  Company  had a net income of  $1,527,212  in the first nine  months of 2002 compared to net income of $1,965,023  for the same period in 2001 and net income of $327,499 in the third  quarter of 2002 as compared to $645,873  for the third quarter of 2001.  The  decrease  in net income can be  attributed  to  declining premium revenues, a significant decrease in net investment income, and increased death benefits.

Financial Condition
-------------------

Total shareholders' equity increased  approximately  $3,100,000 at September 30,
2002 compared to December 31, 2001. The increase was  attributable to net income of approximately $1,500,000 and unrealized gains on investments of approximately
$2,000,000,   partially  offset  by  cost  of  purchasing   treasury  shares  of
approximately $400,000. With the June 12, 2002 merger of the former FCC with and into UTG (see note 9 to the consolidated financial statements),  the Company now owns  100%  of all  its  consolidated  subsidiaries,  eliminating  the  minority interest liability.

Investments represent approximately 74% and 71% of total assets at September 30,
2002 and December  31,  2001,  respectively.  Accordingly,  investments  are the largest asset group of the Company.  The Company's  insurance  subsidiaries  are regulated by insurance  statutes and  regulations  as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, the majority of the  Company's  investment  portfolio is invested in high  quality,  low risk investments.

The  Company  does  not own any  "junk  bonds"  or  similar  investments.  As of
September 30, 2002, the carrying  value of fixed maturity  securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity of the Company. The Company has identified securities it may sell and classified them as "investments  held for sale".  Investments  held for sale are carried at market, with changes in market value charged directly to shareholders'  equity.  To provide  additional  flexibility  and liquidity,  the
Company has  categorized  almost all fixed maturity  investments  acquired since
2000 as available for sale.

Liquidity and Capital Resources
-------------------------------

The  Company  has  three  principal  needs for cash - the  insurance  companies'
contractual obligations to policyholders,  the payment of operating expenses and the servicing of its long-term debt.  Cash and cash  equivalents as a percentage of total assets were approximately 5% as of September 30, 2002, and December 31,
2001,  respectively.  Fixed  maturities as a percentage of total invested assets were  approximately  75% and 74% as of September 30, 2002 and December 31, 2001,
respectively.

Future policy  benefits are  primarily  long-term in nature and  therefore,  the
Company's  investments are predominantly in long-term fixed maturity investments such as bonds and mortgage loans which provide  sufficient return to cover these obligations. The Company has the ability and intent to hold these investments to maturity;  consequently,  the Company's investment in long-term fixed maturities held to  maturity is reported in the  financial  statements  at their  amortized cost. However, to provide additional flexibility and liquidity,  the Company has categorized  almost  all  fixed  maturity  investments  acquired  since  2000 as available for sale. The  investments  held for sale are carried at market value, with changes in market value directly charged to shareholders' equity.

Many of the Company's  products  contain  surrender  charges and other  features which  reward  persistency  and  penalize the early  withdrawal  of funds.  With respect to such products,  surrender  charges are generally  sufficient to cover the Company's  unamortized deferred policy acquisition costs with respect to the policy being surrendered.

Net cash provided by operating activities was $784,432 and $988,104 for the nine month periods  ending  September 30, 2002 and September 30, 2001,  respectively.
The net cash provided by operating  activities  plus net  policyholder  contract deposits after the payment of policyholder  withdrawals  equaled  $2,413,477 for the  first  nine  months  of 2002 and  $2,463,059  for the same  period in 2001.
Management  utilizes  this  measurement  of cash  flows as an  indicator  of the performance of the Company's insurance  operations,  since reporting regulations require cash inflows and outflows from universal  life insurance  products to be shown as financing activities when reporting on cash flows.

Net  cash  provided  by  (used  in)  investing  activities  was  $(252,437)  and
$9,821,682,  for the nine month periods ending  September 30, 2002 and September
30,  2001,  respectively.   The  timings  of  maturities  and  fewer  repurchase
opportunities  at  attractive  yields  resulted  in the  higher  amount  of cash provided by  investing  activities  in the first nine  months of 2001.  The most significant aspect of cash provided by (used in) investing  activities,  are the fixed maturity  transactions.  Fixed  maturities  account for 80% and 84% of the total cost of investments  acquired in the first nine months of 2002 and for the same period in 2001,  respectively.  The Company has not directed its investable funds to so-called "junk bonds" or similar  investments.  Management  expects to continue investing primarily in fixed maturity investments over the short-term.

Net cash provided by (used in) financing  activities was $(255,403) and $330,121 for the nine month  periods  ending  September  30, 2002 and September 30, 2001, respectively.  Policyholder  contract  deposits  decreased 10% in the first nine months  of 2002  compared  to the same  period  in 2001.  Policyholder  contract withdrawals  decreased 15% in the first nine months of 2002 compared to the same period in 2001. In addition, as of September 30, 2002, the Company had purchased
$467,075 in treasury stock under its stock repurchase  program,  and paid former
FCC shareholders  $1,525,500  pursuant to the merger of FCC with and into UTG on
June 12, 2002.

At September 30, 2002,  the Company had a total of $4,508,797 in long-term  debt outstanding.  $3,108,797  is debt  relating to the April 2001 purchase by UTG of the common stock owned  primarily by James E. Melville and Larry E. Ryherd,  two former  officers and directors of the Company,  and members of their  respective families.  Future principal  payments of $777,199 are due annually over the next four years at an interest rate of 7% per annum  (annual  payments due April 12).
At September  30, 2002 the Company had  borrowings  of  $1,000,000  on a line of credit from the First National Bank of the  Cumberlands at a floating rate equal to prime which is currently 4.75%. Subsequent to September 30, 2002, the line of credit was repaid in the amount of $1,000,000.  The draws on this line of credit were being  used to  facilitate  the  payment  due to former  FCC  shareholders, following  the June 12, 2002 merger of FCC with and into UTG. At  September  30,
2002 the Company had  borrowings of $400,000 on a line of credit from  Southwest
Bank of St.  Louis.  Borrowings  under this line of credit bear  interest at the rate of .25% in excess of Southwest Bank of St. Louis' prime rate. Subsequent to
September  30,  2002 the line of credit was  repaid in the  amount of  $400,000.
Borrowings made on both the  aforementioned  lines of credit were repaid using a
$1,400,000  dividend  payment made to UTG from its  insurance  subsidiary  UG on
October  22,  2002.  Also  during the third  quarter of 2002 the  balance of the subordinated debt was retired with a $401,562  principal payment made on July 9,
2002 (see note 3 to the consolidated financial statements).  In addition to debt repayments,  UTG projects costs attributable to the Company's  conversion of its existing  business and TPA clients to "ID3",  a software  system owned by Fiserv
LIS (see note 11 to the consolidated  financial  statements) to be approximately
$420,000 per year once fully  converted to the "ID3"  system.  At September  30,
2002, the Company has a remaining liability to shareholders of the former FCC of approximately  $950,000.  This liability is to individual  shareholders who have not yet returned their FCC stock  certificates and letters of transmittal to the
Company to claim their  payment of $250 for each share of FCC common  stock they owned prior to the effective date of the merger of FCC with and into UTG on June
12, 2002.  Management  believes  overall sources of cash available are more than adequate to service the Company's debt and  commitments.  These sources  include current cash balances of UTG,  expected future operating  cashflows and existing lines of credit.

UTG is a holding  company  and pays the  operating  expenses  for itself and its subsidiaries. Funds required to meet its expenses are primarily provided through the receipt of  management  fees from its  subsidiaries.  At September 30, 2002, substantially all of the consolidated shareholders' equity represents net assets of its  subsidiaries  and  receivables  from  its  subsidiaries.  The  Company's insurance  subsidiaries have maintained  adequate  statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance  departments.  The payment of cash dividends to shareholders is not legally restricted.  However, the state insurance department regulates  insurance  company dividend  payments where the company is domiciled.
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
At  December  31,  2001,  UG's  statutory   capital  and  surplus   amounted  to
$16,105,265.  Extraordinary  dividends  (amounts in excess of ordinary  dividend limitations)  require prior approval of the insurance  commissioner  and are not restricted to a specific  calculation.  UG paid an ordinary dividend of $800,000 in April of 2002,  and paid an  ordinary  dividend of  $1,400,000  in October of
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
------------------

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
--------------------

The following table provides information about the Company's long term debt that is sensitive to changes in interest  rates.  The table  presents  principal cash flows and related weighted  average interest rates by; expected  maturity dates.
The Company  has no  derivative  financial  instruments  or  interest  rate swap contracts.

------------------------------------------------------------------------------------------------------------------------
                                                  September 30, 2002
------------------------------------------------------------------------------------------------------------------------

                                                Expected maturity date
------------------------------------------------------------------------------------------------------------------------

                      2002        2003       2004       2005       2006     Thereafter       Total         Fair value
------------------ ------------ ---------- ---------- ---------- ---------- ------------ --------------- ---------------

Long term debt
------------------ ------------ ---------- ---------- ---------- ---------- ------------ --------------- ---------------

  Fixed rate                 0    777,199    777,199    777,199    777,200            0       3,108,797       3,241,765
------------------ ------------ ---------- ---------- ---------- ---------- ------------ --------------- ---------------

  Avg. int. rate             0       7.0%       7.0%       7.0%       7.0%            0            7.0%
------------------ ------------ ---------- ---------- ---------- ---------- ------------ --------------- ---------------

  Variable rate      1,400,000          0          0          0          0            0       1,400,000       1,400,000
------------------ ------------ ---------- ---------- ---------- ---------- ------------ --------------- ---------------

  Avg. int. rate         4.82%          0          0          0          0            0           4.82%
------------------ ------------ ---------- ---------- ---------- ---------- ------------ --------------- ---------------

ITEM 4.  CONTROLS AND PROCEDURES

Within  the 90 days  prior  to the  filing  date of this  quarterly  report,  an evaluation was performed under the supervision and with the participation of the
Company's  management,  including the President and Chief Executive Officer (the
"CEO") and the Chief Financial  Officer (the "CFO"), of the effectiveness of the design and operation of the Company's  disclosure  controls and procedures Based on that  evaluation,  the  Company's  management,  including  the  CEO and  CFO, concluded that the Company's  disclosure  controls and procedures were effective in  alerting  them on a timely  basis to  material  information  relating to the
Company  required to be  included in the  Company's  periodic  reports  filed or submitted under the Securities Exchange Act of 1934, as amended. There have been no significant  changes in the Company's  internal  controls or in other factors that could significantly  affect internal controls subsequent to the date of the evaluation.

                           PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

See the  Morlan  and  related  case  discussion  in  note 5 to the  consolidated financial statements, which is incorporated herein by reference

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5.  OTHER INFORMATION.

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit Number             Description

4.1  UTG's Agreement pursuant to Item  601(b)(4)(iii)(A)  of Regulation S-K with respect to long-term debt instruments (incorporated by reference to Exhibit
     4.1 to Form 10-Q of the Company for the quarter ended June 30, 2002).

10.1 United Trust Group, Inc. Employee and Director Stock Purchase Plan and form of related  Stock  Restriction  and  Buy-Sell  Agreement  (incorporated  by reference to Exhibits 99.1 and 99.2 to the S-8 Registration Statement filed by UTG on October 9, 2002) (Commission No. 333-100454).

99.1 Certificate of Jesse T. Correll,  Chief  Executive  Officer and Chairman of
     the Board of UTG, as required pursuant to 18 U.S.C. Section 1350

99.2 Certificate of Theodore C. Miller,  Chief  Financial  Officer,  Senior Vice
     President and Corporate Secretary of UTG, as required pursuant to 18 U.S.C.
     Section 1350

(b)      Reports on Form 8-K

No  reports on Form 8-K were filed by UTG  during  the  quarterly  period  ended
September 30, 2002.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                            UNITED TRUST GROUP, INC.
                            ------------------------
                                  (Registrant)

Date:   November 11, 2002                 By  /s/ Randall L. Attkisson

                                              Randall L. Attkisson
                                              President, Chief Operating Officer
                                                 and Director

Date:   November 11, 2002                 By  /s/ Theodore C. Miller

                                              Theodore C. Miller
                                              Senior Vice President
                                                 and Chief Financial Officer

CERTIFICATIONS
--------------

I, Jesse T. Correll, Chairman of the Board and Chief Executive Officer of United
Trust Group, Inc., certify that:

     1.   I have reviewed this quarterly  report on Form 10-Q of the registrant,
          United Trust Group, Inc.;

     2.   Based on my  knowledge,  this  quarterly  report  does not contain any untrue  statement of a material  fact or omit to state a material fact necessary to make the statements  made, in light of the  circumstances under which such  statements were made, not misleading with respect to the period covered by this quarterly report;

     3.   Based on my knowledge,  the financial statements,  and other financial information  included in this quarterly report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods  presented in this quarterly report;

     4.   The registrant's  other certifying  officers and I are responsible for establishing  and maintaining  disclosure  controls and procedures (as defined in Exchange  Act Rules  13a-14 and 15d-14) for the  registrant and we have:

          a.   designed such  disclosure  controls and procedures to ensure that material  information  relating to the registrant,  including its consolidated  subsidiaries,  is made known to us by others within those  entities,  particularly  during  the  period in which this quarterly report is being prepared;

          b.   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and  procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c.   presented  in this  quarterly  report our  conclusions  about the effectiveness of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

     5.   The registrant's other certifying officers and I have disclosed, based on our most recent  evaluation,  to the registrant's  auditors and the audit  committee  of  registrant's  board  of  directors  (or  persons performing the equivalent function):

          a.   all  significant  deficiencies  in the  design  or  operation  of internal  controls which could adversely  affect the registrant's ability to record,  process,  summarize and report financial data and have  identified for the  registrant's  auditors any material weaknesses in internal controls; and

          b.   any fraud,  whether or not material,  that involves management or other employees who have a significant  role in the  registrant's internal controls; and

     6.   The  registrant's  other  certifying  officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly  affect
          internal   controls   subsequent  to  the  date  of  our  most  recent
          evaluation,   including   any   corrective   actions  with  regard  to
          significant deficiencies and material weaknesses.

Date:   November 11, 2002                          By  /s/ Jesse T. Correll

                                                       Chairman of the Board and
                                                       Chief Executive Officer

CERTIFICATIONS
--------------

I,  Theodore C. Miller,  Senior Vice  President,  Corporate  Secretary and Chief
Financial Officer of United Trust Group, Inc., certify that:

     1.   I have reviewed this quarterly  report on Form 10-Q of the registrant,
          United Trust Group, Inc.;

     2.   Based on my  knowledge,  this  quarterly  report  does not contain any untrue  statement of a material  fact or omit to state a material fact necessary to make the statements  made, in light of the  circumstances under which such  statements were made, not misleading with respect to the period covered by this quarterly report;

     3.   Based on my knowledge,  the financial statements,  and other financial information  included in this quarterly report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods  presented in this quarterly report;

     4.   The registrant's  other certifying  officers and I are responsible for establishing  and maintaining  disclosure  controls and procedures (as defined in Exchange  Act Rules  13a-14 and 15d-14) for the  registrant and we have:

          a.   designed such  disclosure  controls and procedures to ensure that material  information  relating to the registrant,  including its consolidated  subsidiaries,  is made known to us by others within those  entities,  particularly  during  the  period in which this quarterly report is being prepared;

          b.   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and  procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c.   presented  in this  quarterly  report our  conclusions  about the effectiveness of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

     5.   The registrant's other certifying officers and I have disclosed, based on our most recent  evaluation,  to the registrant's  auditors and the audit  committee  of  registrant's  board  of  directors  (or  persons performing the equivalent function):

          a.   all  significant  deficiencies  in the  design  or  operation  of internal  controls which could adversely  affect the registrant's ability to record,  process,  summarize and report financial data and have  identified for the  registrant's  auditors any material weaknesses in internal controls; and

          b.   any fraud,  whether or not material,  that involves management or other employees who have a significant  role in the  registrant's internal controls; and

     6.   The  registrant's  other  certifying  officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly  affect
          internal   controls   subsequent  to  the  date  of  our  most  recent
          evaluation,   including   any   corrective   actions  with  regard  to
          significant deficiencies and material weaknesses.

Date:   November 11, 2002              By  /s/ Theodore C. Miller

                                         Senior Vice President, Corporate Secretary and
                                         Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number             Description

4.1  UTG's Agreement pursuant to Item  601(b)(4)(iii)(A)  of Regulation S-K with respect to long-term debt instruments (incorporated by reference to Exhibit
     4.1 to Form 10-Q of the Company for the quarter ended June 30, 2002).

10.2 United Trust Group, Inc. Employee and Director Stock Purchase Plan and form of related  Stock  Restriction  and  Buy-Sell  Agreement  (incorporated  by reference to Exhibits 99.1 and 99.2 to the S-8 Registration Statement filed by UTG on October 9, 2002) (Commission No. 333-100454).

99.1 Certificate of Jesse T. Correll,  Chief  Executive  Officer and Chairman of
     the Board of UTG, as required
                           pursuant to 18 U.S.C. Section 1350

99.2 Certificate of Theodore C. Miller,  Chief  Financial  Officer,  Senior Vice
     President and Corporate Secretary of UTG, as required pursuant to 18 U.S.C.
     Section 1350