Form 10-K
period 2002-12-31
UNITED TRUST GROUP INC
filed 2003-03-25
CIK 832480

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
  [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       or
  [  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to ______________

Commission File Number 0-16867

                            UNITED TRUST GROUP, INC.
             (Exact name of registrant as specified in its charter)
           ILLINOIS                                              37-1172848
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

5250 South Sixth Street, Springfield, IL                                  62703
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

                               Title of each class
                    Common Stock, stated value $.02 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K (229.405 of this chapter) is not contained  herein,  and will not be contained,  to the best of registrant's knowledge, in definitive proxy or information  statements  incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined by Rule 12b-2 of the Act). Yes [ ] No [X]

As  of  June  28,  2002,  shares  of  the  Registrant's  common  stock  held  by non-affiliates  (based upon the price of the last sale of $7.00 per share),  had an aggregate market value of approximately $9,609,061.

At March 1,  2003 the  Registrant  had  3,511,636  outstanding  shares of Common
Stock, stated value $.02 per share.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                            UNITED TRUST GROUP, INC.
                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 2002

   ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
             SHAREHOLDER MATTERS..............................................19
   ITEM 6.  SELECTED FINANCIAL DATA...........................................21
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

   ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

   ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K.....................................................83

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

OVERVIEW

United Trust Group, Inc. (the  "Registrant") was incorporated in 1984, under the laws of the State of  Illinois to serve as an  insurance  holding  company.  The
Registrant  and its  subsidiaries  (the  "Company")  have  only one  significant industry segment - insurance. The Company's dominant business is individual life insurance, which includes the servicing of existing insurance business in force, the solicitation of new individual life insurance,  and the acquisition of other companies in the insurance business,  and the administration  processing of life insurance business for other entities.

At December 31, 2002, significant majority-owned  subsidiaries of the Registrant were as depicted on the following organizational chart:

This document at times will refer to the Registrant's largest  shareholder,  Mr.
Jesse T. Correll and certain  companies  controlled by Mr. Correll.  Mr. Correll
holds  a  majority   ownership  of  First  Southern   Funding  LLC,  a  Kentucky
corporation,  ("FSF") and First Southern  Bancorp,  Inc.  ("FSBI"),  a financial services  holding  company  that  owns  100% of  First  Southern  National  Bank
("FSNB"), which operates out of 14 locations in central Kentucky. Mr. Correll is
Chief  Executive  Officer and  Chairman of the Board of  Directors of UTG and is
currently UTG's largest  shareholder  through his ownership control of FSF, FSBI and affiliates.  At December 31, 2002 Mr. Correll owns or controls  directly and indirectly approximately 60% of UTG's outstanding stock.

UTG is a life insurance holding company.  The focus of UTG is the acquisition of other  companies in similar  lines of business and  management  of the insurance subsidiaries.  UTG has no activities  outside the life insurance  focus. The UTG companies  became  members  of the same  affiliated  group  through a history of acquisitions in which life insurance companies were involved.  Effective on June
12,  2002,  First  Commonwealth  Corporation  ("FCC"),  a former life  insurance holding  company and a then 82% owned  subsidiary  of UTG,  merged with and into
UTG, with UTG being the surviving  corporation of the merger. As a result of the merger, UG became a direct  wholly-owned  subsidiary of UTG. (See Note 15 to the financial statements for additional information regarding the merger.)

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

HAMPSHIRE  PLAZA is 67%  owned  subsidiary  of UG,  which  owns  for  investment purposes,  a property  consisting of a twenty story,  254,228 square foot office tower, and 72,382 square foot attached retail plaza totaling 326,610 square feet along with an attached 349 space parking  garage,  in New  Hampshire.  Operating activity of Hampshire Plaza accounted for approximately  $150,000 of earnings in the current year.

HISTORY

UTG was incorporated December 14, 1984, as an Illinois corporation. The original name was United Trust,  Inc.  ("UTI").  The name was changed in 1999 following a merger with United Income Inc. ("UII"). During its first two and one-half years,
UTG was engaged in an intrastate public offering of its securities, raising over
$12,000,000  net of  offering  costs.  In  1986,  UTG  formed  a life  insurance subsidiary,  United Trust Assurance Company ("UTAC"),  and by 1987 began selling life insurance products.

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
Following this transaction,  FSF and its affiliates were the largest shareholder of UTG. At December 31, 2002, Mr. Jesse T. Correll controls approximately 60% of the  outstanding  common  stock  of  UTG  either  directly  or  through  various affiliated entities including FSH.

During 1999,  the Company made several  significant  changes to  streamline  and simplify its corporate  structure.  There were two mergers,  and a  liquidation, reducing the number of holding companies to two and the number of life insurance companies to three. The first merger and company  liquidation took place in July of 1999. Prior to July 1999, UTG was known as United Trust,  Inc.  ("UTI").  UTI and United  Income,  Inc.  ("UII")  owned 100% of the former United Trust Group,
Inc.,  (which was formed in  February  of 1992 and  liquidated  in July of 1999)
through a shareholder vote and special meeting on July 26, 1999, UII merged into
UTI, and  simultaneously  with the merger, the former UTG was liquidated and UTI changed  its  corporate  name to United  Trust  Group,  Inc.  The second  merger occurred on December  29,  1999,  when UG was the  survivor to a merger with its
100% owned subsidiary United Security Assurance Company ("USA").

The first merger transaction, and an anterior corresponding proposal to increase the number of authorized shares of UTG common stock from 3,500,000 to 7,000,000, received necessary  shareholder  approvals at a special meeting and vote held on
July 26, 1999. The Board of Directors of the respective companies concluded that the  merger  would  benefit  the  business  operations  of UTG and UII and their respective  stockholders  by creating a larger more  viable  Company  with lower administrative  costs,  a  simplified  corporate  structure,  and  more  readily marketable securities. The second merger was completed as a part of management's efforts to reduce costs and simplify the corporate structure.

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

On September 27, 2001, UG purchased real estate at a cost of $6,333,336  from an outside  third party through the formation of an LLC in which UG is a two-thirds owner.  The other one-third  partner is Millard V. Oakley,  who is a director of
UTG. Hampshire Plaza, LLC consists of a twenty story, 254,000 square foot office tower, an attached 72,000 square foot plaza, and an attached parking garage with approximately 350 parking spaces located in Manchester, New Hampshire.

On October 26, 2001,  APPL effected a reverse stock split,  as a result of which
(i) it became a  wholly-owned  subsidiary  of UG, and an  indirect  wholly-owned subsidiary  of FCC and UTG,  and  (ii) its  minority  shareholders  received  an aggregate of $1,055,295  in respect of their shares.  Prior to the reverse stock split, UG owned 88% of the outstanding shares of APPL.

On June 12,  2002,  FCC a life  insurance  holding  company and a then 82% owned subsidiary  of UTG,  merged  with and into UTG,  with UTG  being  the  surviving corporation of the merger.  Minority shareholders of FCC (other than shares held by UTG or shares held in treasury by FCC or by any of its subsidiaries) received an aggregate of $2,480,000 in respect of their shares.

On October 1, 2002,  APPL entered  into a 100%  coinsurance  agreement  with UG, whereby  APPL ceded and UG assumed  all  policies  in force of APPL.  UG assumed ownership of APPL's 100% investment in ABE as a result of this transaction.

PRODUCTS

UG's portfolio consists of two universal life insurance products. Universal life insurance is a form of permanent  life insurance  that is  characterized  by its flexible premiums, flexible face amounts, and unbundled pricing factors.

The Company's  primary  universal life  insurance  product is referred to as the
"UL90A",  it is issued for ages 0 - 65 and has a minimum face amount of $25,000.
The  administrative  load is based on the issue age, sex and rating class of the policy.  Policy fees vary from $1 per month in the first year to $4 per month in the second  and third  years and $3 per month  each year  thereafter.  The UL90A currently  credits 4.5% interest with a 4.5% guaranteed  interest rate.  Partial withdrawals,  subject to a remaining minimum $500 cash surrender value and a $25 fee,  are  allowed  once a year  after  the  first  duration.  Policy  loans are available at 7.4%  interest in advance.  The policy's  accumulated  fund will be credited the  guaranteed  interest  rate in relation to the amount of the policy loan.  Surrender charges are based on a percentage of target premium starting at
120% for  years  1-5 then  grading  downward  to zero in year  15.  This  policy contains a guaranteed interest credit bonus for the long-term policyholder. From years 10  through  20,  additional  interest  bonuses  can be earned if  certain criteria are met,  primarily relating to the total amount of premiums paid, with a total in the twentieth  year of 1.375%.  The bonus is credited from the policy issue date and is contractually guaranteed.

In 2003 UG  replaced  its  "Century  2000"  product  with a new  universal  life contract;  the "Legacy" product.  This product was designed for use with several
distribution   channels  including  the  Company's  own  internal  agents,  bank agent/employees and through personally producing general agents "PPGA".  Similar to the UL90A  this  policy is issued  for ages 0 - 65, in face  amounts  down to
$25,000.  But unlike the  Century  2000 this  product  was  designed  with level commissions.  The Legacy product has a current  declared  interest rate of 4.0%, which is equal to its  guaranteed  rate.  After five years the  guaranteed  rate drops to 3.0%.  During  the first  five  years the  policy fee will be $6.00 per month on face amounts less than $50,000 and $5.00 per month for larger  amounts.
After the first five years the Company may increase  this rate but not more than
$8.00 per month.  The policy has other  loads that vary based upon issue age and risk classification.  Partial  withdrawals,  subject to a remaining minimum $500 cash  surrender  value and a $25 fee,  are  allowed  once a year after the first duration.  Policy loans are available at 7.4% interest in advance.  The policy's accumulated  fund will be credited the  guaranteed  interest rate in relation to the amount of the policy loan.  Surrender  charges are based on a percentage  of target premium  starting at 100% for years 1 and 2 then grading downward to zero in year 5.

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

The Company markets other products, none of which are significant to operations.
The Company has a variety of policies in force  different from those,  which are currently being marketed. Interest sensitive products,  including universal life and excess  interest  whole life ("fixed  premium  UL"),  account for 54% of the insurance in force. Approximately 18% of the insurance in force is participating business,  which represents  policies under which the policyowner  shares in the
insurance  companies   statutory   divisible  surplus.   The  Company's  average
persistency  rate for its policies in force for 2002 and 2001 has been 93.6% and
91.6%, respectively.

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

MARKETING

New business  production has been declining the past several years. In 2002, the
Companies issued 141 universal life insurance  contracts and 59 traditional life insurance contracts. In 1999 management significantly scaled back on home office support  of  marketing  efforts  in  response  to  the  declining  new  business production  adjusting  expense levels  relating to new business  consistent with current production.  Management currently places little emphasis on new business production,  believing the  Companies  could better  utilize their  resources in other ways. In 2001, the Company  increased its emphasis on policy  retention in an attempt to improve current persistency levels. In this regard, several of the home office staff have become  licensed  insurance  agents enabling them broader abilities when dealing with the customer in regards to their  existing  policies
and  possible  alternatives.   The  conservation  efforts  described  above  are
relatively  new,  but early  results are  generally  positive.  Management  will continue to monitor these efforts and make  adjustments  as seen  appropriate to enhance the future success of the program.

Excluding  licensed home office personnel,  UG has a total of 25 general agents.
UG primarily  markets its products in the Midwest  region with most sales in the states of Illinois  and Ohio.  Effective  December  31,  2002,  external  market efforts  were  discontinued  in APPL as a preamble  to either the sale of APPL's charter or its merger with and into UG as further discussed  herein.  ABE has no active agents. No individual sales agent accounted for over 10% of the Company's premium volume in 2002. The Company's sales agents do not have the power to bind the Company.

ABE is licensed to sell life insurance in Alabama, Arizona,  Illinois,  Indiana,
Louisiana and Missouri.  During 2002, Illinois and Indiana accounted for 39% and
34%, respectively of ABE's direct premiums collected.

APPL is licensed to sell life insurance in Alabama, Arizona, Arkansas, Colorado,
Georgia,  Illinois,  Indiana, Kansas, Kentucky,  Louisiana,  Missouri,  Montana,
Nebraska, Ohio, Oklahoma, Pennsylvania, Tennessee, Utah, Virginia, West Virginia
and Wyoming.  During 2002,  West  Virginia  accounted  for 88% of APPL's  direct premiums collected.

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
Louisiana,  Massachusetts,  Minnesota, Mississippi, Missouri, Montana, Nebraska,
Nevada,  New Mexico,  North  Carolina,  North Dakota,  Ohio,  Oklahoma,  Oregon,
Pennsylvania,  Rhode Island,  South Carolina,  South Dakota,  Tennessee,  Texas,
Utah, Virginia,  Washington,  West Virginia and Wisconsin. During 2002, Illinois
accounted for 21%, and Ohio accounted for 30% of direct premiums  collected.  No other state accounted for more than 6% of direct premiums collected in 2002.

In 2002,  $20,528,655  of total direct  premium was  collected by the  insurance subsidiaries.  Ohio  accounted  for 26%,  Illinois  accounted  for 19%, and West
Virginia accounted for 12% of total direct premiums collected.

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

Benefit  reserves for  universal  life  insurance  and interest  sensitive  life insurance  products  are  computed  under a  retrospective  deposit  method  and represent policy account balances before applicable  surrender  charges.  Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances.  Interest crediting rates for universal life and  interest  sensitive  products  range from 4.0% to 5.5% for the years  ended
December  31, 2002 and 2001,  and 4.5% to 5.5% for the year ended  December  31,
2000.

REINSURANCE

As is customary in the insurance  industry,  the insurance  subsidiaries  of the
Company cede insurance to, and assume insurance from, other insurance  companies under  reinsurance  agreements.  Reinsurance  agreements are intended to limit a life insurer's maximum loss on a large or unusually  hazardous risk or to obtain a  greater  diversification  of  risk.  The  ceding  insurance  company  remains primarily  liable with respect to ceded insurance should any reinsurer be unable to meet the obligations  assumed by it. However,  it is the practice of insurers to reduce  their  exposure to loss to the extent  that they have been  reinsured with  other  insurance  companies.  The  Company  sets a limit on the  amount of insurance  retained on the life of any one person.  The Company  will not retain more than $125,000,  including  accidental  death benefits,  on any one life. At
December 31, 2002, the Company had gross insurance in force of $2.441 billion of which approximately $527 million was ceded to reinsurers.

The Company's  reinsured business is ceded to numerous  reinsurers.  The Company believes the assuming  companies are able to honor all contractual  commitments, based on the Company's periodic reviews of their financial statements, insurance industry reports and reports filed with state insurance departments.

Currently,  the Company is utilizing reinsurance  agreements with Business Mens'
Assurance  Company,  ("BMA") and Swiss Re Life and Health  America  Incorporated
("SWISS  RE").  BMA and SWISS RE  currenty  hold an "A"  (Excellent),  and "A++"
(Superior) rating, respectively, from A.M. Best, an industry rating company. The reinsurance  agreements  were  effective  December  1,  1993,  and cover all new business of the Company.  The  agreements  are a yearly  renewable  term ("YRT")
treaty where the Company cedes  amounts  above its  retention  limit of $100,000 with a minimum cession of $25,000.

UG entered a  coinsurance  agreement  with Park  Avenue Life  Insurance  Company
("PALIC") as of September 30, 1996.  Under the terms of the agreement,  UG ceded to PALIC substantially all of its paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  PALIC and  its  ultimate  parent  The  Guardian  Life  Insurance  Company  of  America
("Guardian"),  currently hold an "A"  (Excellent),  and "A+" (Superior)  rating, respectively,  from A.M. Best, an industry  rating  company.  The agreement with
PALIC  accounts for  approximately  66% of the  reinsurance  receivables,  as of
December 31, 2002.

On  September  30,  1998,  UG  entered  into a  coinsurance  agreement  with The
Independent Order of Vikings, an Illinois fraternal  organization ("IOV"). Under the terms of the agreement,  UG agreed to assume on a coinsurance  basis, 25% of the reserves and liabilities arising from all inforce insurance contracts issued by the IOV to its members.  At December 31, 2002, the IOV insurance  inforce was
approximately   $1,700,000,   with  reserves   being  held  on  that  amount  of
approximately $400,000.

On June 1, 2000, UG assumed an already  existing  coinsurance  agreement,  dated
January  1,  1992,  between  Lancaster  Life  Reinsurance  Company,  an  Arizona
corporation   ("LLRC")  and  Investors   Heritage  Life  Insurance   Company,  a
corporation  organized under the laws of the  Commonwealth of Kentucky  ("IHL").
Under the terms of the  agreement,  LLRC  agreed to assume  from IHL a 90% quota share of new issues of credit life and  accident and health  policies  that have been written on or after January 1, 1992 through  various  branches of the First
Southern  National Bank. The maximum amount of credit life insurance that can be assumed on any one individual's  life is $15,000.  UG assumed all the rights and obligations  formerly  held by  LLRC as the  reinsurer  in the  agreement.  LLRC liquidated its charter immediately following the transfer. At December 31, 2002,
IHL has insurance inforce of approximately $3,700,000,  with reserves being held on that amount of approximately $45,000.

On October 1, 2002,  APPL entered into a 100%  coinsurance  agreement,  with UG, whereby  APPL  ceded  and UG  assumed  all  policies  in force of APPL as of the effective  date of the  agreement.  Under the  coinsurance  arrangement,  UG has primary  responsibility for the policies,  but APPL remains  contingently liable for  the  policies.  At  December  31,  2002,  APPL  has  insurance  inforce  of
approximately  $160,000,000,   with  reserves  being  held  on  that  amount  of
approximately $20,800,000, which were assumed by UG in the transaction.

The Company does not have any short-duration  reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2002,
2001 and 2000 was as follows:

                                          Shown in thousands
                       ---------------------------------------------------------
                            2002                2001                 2000
                          Premiums            Premiums             Premiums
                           Earned              Earned               Earned
                       ----------------    ----------------     ----------------
Direct             $            18,597 $            20,333 $            22,970
Assumed                             96                 111                  76
Ceded                           (2,701)             (3,172)             (3,556)
                       ----------------    ----------------     ----------------
Net premiums       $            15,992 $            17,272 $            19,490
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

The following table reflects net investment income by type of investment.

                                                        December 31,
                                     -------------------------------------------
                                             2002          2001          2000
                                       -------------  ------------  ------------
Fixed maturities and fixed maturities
  held for sale                         $ 10,302,735  $ 10,831,162  $ 11,775,706
Equity securities                            131,778       131,263       116,327
Mortgage loans                             1,749,935     2,715,834     1,777,374
Real estate                                  730,501       488,168       611,494
Policy loans                                 965,227       970,142       997,381
Other long-term investments                        0             0       655,418
Short-term investments                        26,522       110,229       158,378
Cash                                         211,293       606,128       936,433
                                         ------------  ------------- -----------
Total consolidated investment income      14,117,991    15,852,926    17,028,511
Investment expenses                         (771,167)     (785,867)     (942,678)
                                         ------------  ------------- -----------
Consolidated net investment income      $ 13,346,824  $ 15,067,059  $ 16,085,833
                                         ============  ============= ===========

At December 31,  2002,  the Company had a total of $656,716 in  investment  real estate and $1,477,950 in equity securities,  which did not produce income during
2002.

The following table  summarizes the Company's fixed  maturities  distribution at
December 31, 2002 and 2001 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

                                Fixed Maturities

            Rating                             % of Portfolio
                                           ----------------------
                                              2002        2001
                                           ----------  ----------
            Investment Grade
            AAA                                 65%         61%
            AA                                   3%          6%
            A                                   24%         24%
            BBB                                  6%          8%
            Below investment grade               2%          1%
                                           ----------  ----------
                                               100%        100%
                                           ==========  ==========

The  following  table  summarizes  the  Company's  fixed  maturities  and  fixed maturities held for sale by major classification.

                                                              Carrying Value
                                                --------------------------------
                                                      2002               2001
                                                 --------------   --------------
U.S. government and government agencies         $   35,127,381   $    43,087,596
States, municipalities and political subdivisions    8,407,263        11,990,823
Collateralized mortgage obligations                 66,881,569        54,132,094
Public utilities                                    15,134,965        22,219,127
Corporate                                           41,481,003        42,204,195
                                                 --------------   --------------
                                                $  167,032,181   $   173,633,835
                                                 ==============   ==============

The following  table shows the  composition,  average  maturity and yield of the
Company's investment portfolio at December 31, 2002.

                                          Average
                                         Carrying           Average      Average
        Investments                        Value           Maturity       Yield
        ----------------------------  ----------------  --------------   -------

        Fixed maturities and fixed
           maturities held for sale  $    170,333,008    5 years           6.05%
        Equity securities                   4,368,293    Not applicable    3.02%
        Mortgage Loans                     23,595,861    4 years           7.42%
        Investment real estate             17,865,132    Not applicable    4.09%
        Policy loans                       13,477,480    Not applicable    7.16%
        Short-term investments                479,529    190 days          5.53%
        Cash and cash equivalents          19,763,917    On demand         1.07%
                                      ----------------
        Total Investments and Cash   $    249,833,220                      5.65%
                                      ================

At December 31, 2002, fixed maturities and fixed maturities held for sale have a combined  market value of  $169,221,583.  Fixed  maturities held to maturity are carried at amortized  cost.  Management has the ability and intent to hold these securities until maturity. Fixed maturities held for sale are carried at market.

The Company holds $377,676 in short-term  investments.  Management  monitors its investment  maturities,  which  in  their  opinion  is  sufficient  to meet  the
Company's cash requirements.  Fixed maturities of $28,242,778 mature in one year and $60,230,897 mature in two to five years.

The Company holds $23,804,827 in mortgage loans, which represents  approximately
7% of the total assets.  All mortgage loans are first position  loans.  Before a new loan is issued,  the  applicant is subject to certain  criteria set forth by
Company  management to ensure quality control.  These criteria include,  but are not  limited  to,  a  credit  report,  personal  financial  information  such as outstanding  debt,  sources of income,  and  personal  equity.  Loans issued are limited to no more than 80% of the  appraised  value of the property and must be first position against the collateral.

The Company has no mortgage loans in default and in the process of  foreclosure.
The Company also has no loans under a repayment plan or  restructuring.  Letters are sent to each  mortgagee  when the loan  becomes 30 days or more  delinquent.
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

In the past few years the  Company  has  invested  more of its funds in mortgage loans. This is the result of increased mortgage opportunities  available through
FSNB, an affiliate of Jesse Correll.  Mr. Correll is the CEO and Chairman of the
board of  directors  of UTG and is,  directly  and through his  affiliates,  the largest  shareholder  of UTG.  FSNB has been able to provide  the  Company  with additional  expertise and experience in underwriting  commercial and residential mortgage loans,  which provide more attractive  yields than the traditional bond market. During 2002, 2001 and 2000 the Company issued approximately  $6,920,000,
$4,535,000 and $21,863,000 in new mortgage loans  respectively.  These new loans were  originated  through FSNB and funded by the Company  through  participation agreements  with FSNB.  FSNB services the loans  covered by these  participation agreements.  The  Company  pays FSNB a .25%  servicing  fee on these loans and a
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

The following table shows a distribution of the Company's mortgage loans by type.

Mortgage Loans                                      Amount         % of Total
---------------------------------------------   ----------------  -------------
Commercial - insured or guaranteed              $     1,830,145            8%
Commercial - all other                               18,998,638           80%
Farm                                                  2,799,976           12%
Residential - insured or guaranteed                      96,228            0%
Residential - all other                                  79,840            0%

The following table shows a geographic  distribution  of the Company's  mortgage loan portfolio and investment real estate.

                                      Mortgage            Real
                                       Loans             Estate
                                    ------------        ----------
          Alabama                        14%                0%
          Illinois                        0%                8%
          Indiana                         3%                0%
          Kentucky                       72%               53%
          New Hampshire                   0%               39%
          North Carolina                 10%                0%
          Other                           1%                0%
                                    ------------        ----------
          Total                         100%              100%
                                    ============        ==========

The following table summarizes delinquent mortgage loan holdings of the Company.

Delinquent
90 days or more                        2002            2001            2000
-------------------------------    -------------   -------------   -------------
Non-accrual status                $   161,300     $   164,941     $         0
Other                                       0               0          83,972
Reserve on delinquent
loans                                (110,000)       (110,000)              0
                                   -------------   -------------   -------------
Total delinquent                  $    51,300     $    54,941     $    83,972
                                   =============   =============   =============
Interest income past due
(delinquent loans)                $         0     $         0     $     6,975
                                   =============   =============   =============

In process of restructuring       $         0     $         0     $         0
Restructuring on other
than market terms                           0               0               0
Other potential problem
loans                                   1,709           9,299         215,481
                                   -------------   -------------   -------------
Total problem loans               $     1,709     $     9,299     $   215,481
                                   =============   =============   =============
Interest income foregone
(restructured loans)              $         0     $         0     $         0
                                   =============   =============   =============

In process of foreclosure         $         0     $    28,536     $         0
                                   -------------   -------------   -------------
Total foreclosed loans            $         0     $    28,536     $         0
                                   =============   =============   =============
Interest income foregone
(restructured loans)              $         0     $     2,497     $         0
                                   =============   =============   =============

See Item 2, Properties, for description of real estate holdings.

COMPETITION

The insurance business is a highly  competitive  industry and there are a number of other  companies,  both stock and mutual,  doing  business in areas where the
Company  operates.  Many of these  competing  insurers  are  larger,  have  more diversified  and established  lines of insurance  coverage,  have  substantially greater financial  resources and brand recognition,  as well as a greater number of agents.  Other  significant  competitive  factors in the  insurance  industry include policyholder benefits, service to policyholders, and premium rates.

The Company's new business production  decreased steadily and significantly over the last several  years.  As such, the Company has not placed an emphasis on new business  production.  Costs  associated  with  supporting  new  business can be significant.  In recent years, the insurance industry as a whole has experienced a decline in the total number of agents who sell insurance  products,  therefore competition has intensified for top producing sales agents. The relatively small size of the Companies, and the resulting limitations, has made it challenging to compete in this area.  In early 1999,  management  determined it could no longer continue to support the costs of new  business in light of the  declining  trend and no  indication  it would reverse  itself.  As such,  at that time,  existing agents were  allowed to continue  marketing  Company  products,  but the Company significantly reduced home office support and discontinued sales leads to agents using  existing  inforce  policies.  Thus,  the number of agents  marketing  the
Company's products has reduced to a negligible number.

On June 1, 2001,  the Company began  performing  administrative  work as a third party  administrator  ("TPA") for an unaffiliated  life insurance  company.  The business  being  administered  is a  closed  block  with  approximately  250,000 policies,  a majority of which are paid-up.  The Company  receives  monthly fees based on policy in force counts and certain other  activity  indicators  such as number of premium  collections  performed.  During the year ended 2002 and 2001, the Company received $521,782, and $299,905 for this work,  respectively.  These
TPA revenue fees are included in the line item "other  income" on the  Company's consolidated  statements of operations.  The Company intends to pursue other TPA arrangements,  and in 2002 entered into an alliance  with Fiserv Life  Insurance
Solutions  (Fiserv LIS), to provide TPA services to insurance  companies seeking business process outsourcing  solutions.  Fiserv LIS will be responsible for the marketing  and  sales  function  for the  alliance,  as well  as  providing  the datacenter operations.  UTG will staff the administration effort. Although still in its early stages, management believes this alliance with Fiserv LIS positions the Company to generate  additional  revenues by utilizing the Company's current excess  capacity and  administrative  services.  Fiserv LIS is a unit of Fiserv,
Inc. (Nasdaq: FISV) which is an independent, full-service provider of integrated data processing and information  management  systems to the financial  industry, headquartered in Brookfield, Wisconsin.

In 1999,  Congress passed legislation  reducing or eliminating certain barriers,
which  existed  between  insurance   companies,   banks  and  brokerages.   This
legislation  opens markets for  financial  institutions  to compete  against one another and to acquire one another across previously established barriers.  This creates both additional  challenges and opportunities for the Company.  The full impact of these changes on the financial  industries is still evolving,  and the
Company  continues to watch these  changes and how they impact the Company.  The
Company has considered the  feasibility  of a marketing  opportunity  with First
Southern  National  Bank  ("FSNB") an  affiliate of UTG's  largest  shareholder.
Management  has considered  various  products  including  annuity type products, mortgage protection  products and existing insurance products,  as a possibility to market to all banking customers. This marketing opportunity has potential and is  believed  to be a viable  niche.  The  Company  has  recently  designed  the
"Horizon"  annuity product as well as the "Legacy" life product,  which are both to be used in marketing  efforts by FSNB. The introduction of these new products is currently not expected to produce significant premium writings.

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
(vii) establish reserve  requirements;  (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus;  and (x) regulate the type and amount of permitted  investments.  Insurance regulation is concerned primarily with the protection of policyholders. The Company cannot predict the impact of any future proposals,  regulations  or  market  conduct  investigations.  The  Registrant's insurance  subsidiaries,  UG and APPL, are domiciled in the state of Ohio, while
ABE is domiciled in the state of Illinois.

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

Most  states  also  have  insurance  holding  company  statutes,  which  require registration and periodic reporting by insurance  companies  controlled by other
corporations   licensed   to   transact   business   within   their   respective
jurisdictions.  The insurance  subsidiaries  are subject to such legislation and
registered  as  controlled   insurers  in  those  jurisdictions  in  which  such
registration  is  required.  Statutes  vary from  state to state  but  typically require  periodic  disclosure,  concerning  the  corporation  that  controls the registered insurers and all subsidiaries of such corporation. In addition, prior
notice  to,  or  approval  by,  the  state  insurance   commission  of  material
intercorporate   transfers  of  assets,   reinsurance   agreements,   management
agreements (see Note 9 to the consolidated financial statements), and payment of dividends  (see Note 2 to the  consolidated  financial  statements) in excess of specified  amounts  by the  insurance  subsidiary,  within the  holding  company system, are required.

Each year the NAIC calculates  financial ratio results (commonly  referred to as
IRIS ratios) for each insurance company.  These ratios compare various financial information pertaining to the statutory balance sheet and income statement.  The results are then compared to  pre-established  normal  ranges  determined by the
NAIC. Results outside the range typically require explanation to the domiciliary insurance department.

At year-end 2002, UG had two ratios outside the normal range, and APPL had three ratios  outside  the  normal  range.  All  five  ratios  resulted  from  a  100%
coinsurance  agreement between UG and APPL, which became effective on October 1,
2002.  Under the terms of the agreement,  APPL ceded and UG assumed all policies in force of APPL as of the effective  date of the  agreement.  The agreement was approved by the Ohio Department of Insurance.

The NAIC's  risk-based  capital  requirements  require  insurance  companies  to calculate  and  report  information  under a  risk-based  capital  formula.  The risk-based  capital ("RBC") formula  measures the adequacy of statutory  capital and surplus in relation to investment and insurance risks such as asset quality, mortality  and  morbidity,  asset and  liability  matching  and  other  business factors.  The RBC  formula  is used by state  insurance  regulators  as an early warning  tool to  identify,  for the purpose of  initiating  regulatory  action, insurance companies that potentially are inadequately capitalized.  In addition, the formula  defines new minimum  capital  standards  that will  supplement  the current  system of low fixed  minimum  capital  and  surplus  requirements  on a state-by-state  basis.  Regulatory  compliance  is  determined by a ratio of the insurance  company's  regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Insurance companies below specific  trigger points or ratios are classified  within certain  levels, each of which requires specific  corrective action. The levels and ratios are as follows:

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

     * Or, 2.5 with negative trend.

At December 31, 2002, each of the insurance  subsidiaries has a Ratio that is in excess of 5, which is 500% of the  authorized  control level;  accordingly,  the insurance subsidiaries meet the RBC requirements.

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

On October 26,  2001,  President  Bush signed into law the "USA  PATRIOT" Act of
2001 ("the Patriot Act"). This Law, enacted in response to the terrorist attacks of September 11, 2001,  strengthens our Nation's ability to combat terrorism and prevent and detect money-laundering activities. Under Section 352 of the Patriot
Act,  financial  institutions  (definition  includes  insurance  companies)  are required  to  develop  an  anti-money  laundering  program.  The  practices  and procedures  implemented  under the  program  should  reflect  the risks of money laundering given the entity's  products,  methods of distribution,  contact with customers and forms of customer payment and deposits.  In addition,  Section 326 of  the  Patriot  Act  creates  minimum  standards  for  financial  institutions regarding the identity of their  customers in connection  with the purchase of a policy or contract of insurance.  Final regulations regarding the aforementioned
Patriot Act, are to be issued by the Department of the Treasury in the spring of
2003. In  anticipation of the final  regulations,  the Company has instituted an anti-money  laundering  program to comply with Section 352, and has communicated this program throughout the organization.  The Company is currently working on a database  program to  facilitate  compliance  with Section 326. The Company will monitor the release of the final regulations and make any adjustments needed for continued compliance at that time.

On July 30, 2002,  President  Bush signed into law the  "SARBANES-OXLEY"  Act of
2002 ("the Act"). This Law, enacted in response to several high-profile business failures,  was developed to provide  meaningful  reforms that protect the public interest and restore  confidence in the reporting  practices of publicly  traded companies.  The implications of the Act to public companies (which includes UTG)
are vast, widespread,  and evolving.  Many of the new requirements will not take effect or full effect until after  calendar-year-end  companies  have  completed their 2002 annual reports.  The Company has implemented  requirements  affecting the current reporting period,  and is continually  monitoring,  evaluating,  and planning  implementation of requirements that will need to be taken into account in future reporting periods.

EMPLOYEES

There are approximately 52 persons who are employed full-time by the Company.

ITEM 2.  PROPERTIES

The  following   table  shows  a  breakout  of  property,   net  of  accumulated
depreciation,  owned and  occupied by the Company and the  distribution  of real estate by type.

     Property owned                             Amount               % of Total
     Home Office                             $ 2,029,272                 10%

     Investment real estate
     Commercial                               16,039,771                 82%
     Residential development                   1,464,041                  8%
                                              17,503,812                 90%

     Grand total                             $19,533,084                100%

Total  investment real estate holdings  represent  approximately 6% of the total assets of the Company net of accumulated  depreciation  of $460,170 and $169,281 at year-end 2002 and 2001  respectively.  The Company owns an office  complex in
Springfield, Illinois, which houses the primary insurance operations. The office buildings in this complex  contain  57,000  square feet of office and  warehouse space, and are carried at $2,029,272.  Currently, the facilities occupied by the
Company are adequate relative to the Company's present operations.

Commercial  property mainly  consists of North Plaza,  which owns for investment purposes, a shopping center in Somerset, Kentucky, approximately 12,000 acres of timberland in Kentucky,  and a 50% partnership  interest in an additional 11,000 acres of Kentucky timberland.  The timberland is harvested and in various stages of maturity. The property is carried at $9,212,082.

During the fourth quarter of 2001, UG purchased real estate for $6,333,336  from an  outside  third  party  through  the  formation  of an LLC in  which  UG is a two-thirds  owner.  The other one-third  partner is Millard V. Oakley,  who is a
Director of UTG. Hampshire Plaza, LLC consists of a twenty story, 254,000 square foot office tower, an attached 72,000 square foot retail plaza,  and an attached parking garage with approximately 350 parking spaces located in Manchester,  New
Hampshire.  The Company plans to invest  approximately an additional  $1,300,000 over the next few years in order to renovate and improve  existing  office space within the building.  The intent of these improvements would be made in order to lease the  office  space in the near  future.  During  the first  half of 2002 a significant  portion of existing office leases  expired.  Subsequent to year-end the Company  obtained a new lease  agreement  whereby  approximately  50% of the building would become leased.  The addition of this substantial  lease agreement will  positively  impact future  cashflows on this  investment.  At December 31,
2002, the property was carried at $6,827,689.

Residential development property is primarily located in Springfield,  Illinois, and entails several  developments,  each targeted for a different segment of the population.  These targets  include a  development  primarily for the first time home buyer, an upscale  development for existing homeowners looking for a larger home, and duplex  condominiums  for those who desire  maintenance free exteriors and  surroundings.  The  Company's  primary  focus  in the  past has been on the development  and sale of lots,  with an  occasional  home  construction  to help stimulate interest.  During 2000,  management determined it would be in the long term best  interests of the Company to  discontinue  development  and attempt to liquidate  the  remaining  properties.  At December  31,  2002,  the Company had
$1,464,041 in residential  development  property.  In February 2003, the Company sold a significant portion of its residential development property known as Area
A for approximately $732,000. At December 31, 2002, this property was carried at
$450,000.   Upon  completion  of  the  sale  the  Company  realized  a  gain  of approximately $211,000.

ITEM 3.  LEGAL PROCEEDINGS

David A. Morlan,  individually and on behalf of all others similarly situated v.
Universal  Guaranty  Life Ins.,  United Trust  Assurance  Co.,  United  Security
Assurance  Co.,  United Trust Group,  Inc. and First  Commonwealth  Corporation,
(U.S. District Court for the Southern District of Illinois)

On April 26, 1999,  the above  lawsuit was filed by David Morlan and Louis Black in the Southern District of Illinois against  Universal  Guaranty Life Insurance
Company ("UG") and United Trust Assurance  Company  ("UTAC")  (merged into UG in
1992).  After the lawsuit was filed,  the plaintiffs,  who were former insurance salesmen, amended their complaint, dropped Louis Black as a plaintiff, and added
United Security  Assurance  Company ("USAC") (merged into UG in 1999) and UTG as defendants.  The plaintiffs are alleging that they were employees of UG, UTAC or
USAC rather than  independent  contractors.  The  plaintiffs  are seeking  class action status and have asked to recover  various  employee  benefits,  costs and attorneys'  fees, as well as monetary  damages based on the defendants'  alleged failure to  withhold  certain  taxes.  A trial date has been  currently  set for
August 26, 2003.

The Company continues to believe that it has meritorious  grounds to defend this lawsuit, and it intends to defend the case vigorously. The Company believes that the defense and ultimate  resolution  of the lawsuit  should not have a material adverse effect upon the business,  results of operations or financial  condition of the Company. Nevertheless, if the lawsuit were to be successful, it is likely that such  resolution  would have a  material  adverse  effect on the  Company's business,  results of operations and financial condition.  At December 31, 2002, the Company  maintains a liability  of $250,000 to cover  estimated  legal costs associated with the defense of this matter.

UTG and its  subsidiaries  are named as  defendants in a number of legal actions arising as a part of the  ordinary  course of  business  relating  primarily  to claims made under  insurance  policies.  Those  actions have been  considered in establishing  the Company's  liabilities.  Management is of the opinion that the settlement  of those  actions  will not have a  material  adverse  effect on the
Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

No  matters  were  submitted  to a vote of  security  holders  during the fourth quarter of the year ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The  Registrant  is a  public  company  whose  common  stock  is  traded  in the over-the-counter  market.  Over-the-counter  quotations can be obtained with the
UTGI stock symbol.

The following  table shows the high and low bid  quotations  for each  quarterly period  during  the  past  two  years,  without  retail  mark-up,  mark-down  or commission and may not necessarily represent actual transactions. The quotations below were  acquired from the NASDAQ web site,  which also  provides  quotes for over-the-counter  traded  securities  such as UTG.  UTG was listed on the NASDAQ small cap market up to December 31, 2001, at which time the Company  voluntarily de-listed the stock.

                                                                   BID
              PERIOD                                    LOW              HIGH

              2002
              First quarter                            6.000              9.850
              Second quarter                           6.000              7.250
              Third quarter                            6.250              7.050
              Fourth quarter                           6.500              8.000

                                                                   BID
              PERIOD                                    LOW              HIGH

              2001
              First quarter                            4.625              6.375
              Second quarter                           4.510              5.650
              Third quarter                            5.010              6.600
              Fourth quarter                           6.100              7.400

UTG has not  declared or paid any  dividends on its common stock in the past two fiscal  years,  and has no current plans to pay dividends on its common stock as it intends to retain all earnings for  investment in and growth of the Company's business.  The payment of future  dividends,  if any,  will be determined by the
Board of  Directors in light of existing  conditions,  including  the  Company's earnings,  financial  condition,  business  conditions  and other factors deemed relevant by the Board of Directors. See Note 2 in the accompanying  consolidated financial statements for information regarding dividend restrictions,  including
applicable   restrictions  on  the  ability  of  the  Company's  life  insurance subsidiaries  to  pay  dividends  up to  the  Registrant,  which  discussion  is incorporated herein by this reference.

As of March 1, 2003 there were 9,853 record holders of UTG common stock.

The following table reflects the Company's  Employee and Director Stock Purchase
Plan Information:

------------------------------- ---------------------------- ----------------------------- ----------------------------
Plan category                   Number of securities to be   Weighted-average exercise     Number of securities
                                issued upon exercise of      price of outstanding options, remaining available for
                                outstanding options,         warrants and rights           future issuance under
                                warrants and rights                                        employee and director stock
                                                                                           purchase plans (excluding
                                                                                           securities reflected in
                                                                                           column (a))
                                             (a)                            (b)                     (c)
------------------------------- ---------------------------- ----------------------------- ----------------------------
Employee and Director Stock
Purchase plans approved by
security holders
                                                                                                       341,109
                                                   0                            0
------------------------------- ---------------------------- ----------------------------- ----------------------------
Employee and Director Stock
Purchase plans not approved by
security holders

                                                   0                            0                            0
------------------------------- ---------------------------- ----------------------------- ----------------------------
Total                                              0                            0                      341,109
------------------------------- ---------------------------- ----------------------------- ----------------------------

On March 26, 2002, the Board of Directors of UTG adopted,  and on June 11, 2002, the  shareholders  of UTG approved,  the United Trust Group,  Inc.  Employee and
Director  Stock Purchase Plan. The Plan allows for the issuance of up to 400,000 shares of UTG common stock. The plan's purpose is to encourage  ownership of UTG stock  by  eligible  directors  and  employees  of UTG and its  subsidiaries  by providing them with an opportunity to invest in shares of UTG common stock.  The plan is  administered by the Board of Directors of UTG. A total of 58,891 shares of UTG common stock were issued under this plan in 2002, to eight individuals at a purchase price of $12.00 per share. Each participant under the plan executed a
"stock  restriction and buy-sell  agreement",  which among other things provides
UTG with a right of first refusal on any future sales of the shares  acquired by the participant under this plan. The purchase price of shares  repurchased under the stock restriction and buy-sell  agreement shall be computed,  on a per share basis,  equal to the sum of (i) the original purchase price paid to acquire such shares from UTG and (ii) the  consolidated  statutory  net  earnings  (loss) per share of such shares during the period from the end of the month next  preceding the month in which such shares were acquired pursuant to the plan, to the end of the month  next  preceding  the  month in which  the sale of such  shares to UTG occurs.  At December 31, 2002,  shares  issued under this program had a value of
$11.94 per share pursuant to the above formula.

The Company has no other stock plans.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected historical  consolidated financial data should be read in conjunction  with "Item 7 -  Management's  Discussion  and Analysis of Financial
Condition  and  Results  of  Operations,"  "Item 8 -  Financial  Statements  and
Supplementary Data" and other financial  information  included elsewhere in this
Form 10-K.

                                                FINANCIAL HIGHLIGHTS
                                       (000's omitted, except per share data)
                                             2002            2001            2000           1999             1998
                                         -------------    -----------     -----------    ------------     ------------
Premium income
  net of reinsurance                  $     15,992     $     17,272   $      19,490   $     21,581    $      26,396
Total revenues                        $     30,170     $     33,365   $      35,747   $     36,057    $      40,885
Net income (loss)*                    $      1,500     $      2,440   $        (696)  $      1,076    $        (679)
Basic income (loss) per share         $       0.43     $       0.65   $       (0.17)  $       0.38    $       (0.39)
Total assets                          $    318,903     $    328,939   $     333,035   $    338,576    $     342,611
Total long-term debt                  $      2,995     $      4,401   $       1,817   $      5,918    $       9,529
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

Results of Operations

(a)  Revenues

Premiums and policy fee revenues,  net of reinsurance  premiums and policy fees, decreased 7% when  comparing 2002 to 2001 and 11% from 2001 to 2000. The Company currently writes little new business.  A majority of the new business  currently written is universal life  insurance.  Collected  premiums on universal life and interest  sensitive  products is not  reflected in premiums and policy  revenues because accounting principles generally accepted in the United States of America require that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless the Company acquires a block of in-force
business  or  marketing   significantly   increases  on  traditional   business,
management  expects  premium revenue to continue to decline at a rate consistent with prior experience.  The Companies' average persistency rate for all policies in force for 2002,  2001 and 2000 was  approximately  93.6%,  91.6%,  and 89.8%, respectively.  Persistency  is a  measure  of  insurance  in force  retained  in relation to the previous year.

New  business  production  decreased  steadily and  significantly  over the last several  years.  New business  production in 2002 was  approximately  10% of the production  levels  in 1998.  The  Company  has not  placed an  emphasis  on new business  production in recent  years.  Costs  associated  with  supporting  new business can be significant.  In recent years, the insurance industry as a whole has  experienced  a decline  in the total  number of agents  who sell  insurance products,  therefore competition has intensified for top producing sales agents.
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

During 2001, the Company  implemented a conservation  effort,  which is still in place,  in an attempt  to  improve  the  persistency  rate of Company  policies.
Several of the  customer  service  representatives  of the  Company  have become licensed  insurance  agents,  allowing them to offer other  products  within the
Company's portfolio to existing customers.  Additionally,  stronger efforts have been made in policy  retention  through more personal  contact with the customer including  telephone calls to discuss  alternatives and reasons for a customer's request to surrender their policy.  Previously,  the Company's  agency force was primarily  responsible for conservation  efforts. With the decline in the number
of  agents,   their  ability  to  reach  these  customers   diminished,   making
conservation  efforts  difficult.  The conservation  efforts described above are relatively  new,  but early  results are  generally  positive.  Management  will continue to monitor these efforts and make  adjustments  as seen  appropriate to enhance the future success of the program. The Company is currently implementing a new  product  referred  to as  "the  Legacy"  to be  specifically  used by the licensed customer service  representatives as an alternative for the customer in the conservation  efforts.  The new product has been developed but has yet to be marketed as of December  31,  2002.  The Company  hopes to start  marketing  the product by the end of the first quarter of 2003.

The Company has considered the feasibility of a marketing opportunity with First
Southern  National  Bank  ("FSNB") an  affiliate of UTG's  largest  shareholder,
Chariman and CEO, Jesse T. Correll.  Management has considered  various products including  annuity  type  products,  mortgage  protection  products and existing insurance  products,  as  potential  products  that could be marketed to banking customers.  This  marketing  opportunity  has  potential and is believed to be a viable niche. The Company has recently designed the "Horizon" annuity product as well as the "Legacy" life product which are both to be used in marketing efforts by FSNB.  The  introduction  of these new products is currently  not expected to produce significant premium writings.

Net investment income decreased 11% when comparing 2002 to 2001 and decreased 6%
when  comparing  2001 to 2000. The national prime rate has declined from 9.5% at
December  31, 2000 to 4.25% at December  31,  2002.  This has  resulted in lower earnings on short-term  funds as well as on  longer-term  investments  acquired.
Should this economic  climate  continue,  net investment  income may continue to decline as the  Company,  along with  others in the  insurance  industry,  seeks
adequate   returns  on  investments,   while  staying  within  the  conservative
investment  guidelines  set  forth  by  insurance  regulators.   Many  insurance
companies have suffered significant losses in their investment portfolios in the last couple of years, however,  because of the Company's conservative investment philosophy the Company has so far avoided such  significant  losses.  Management shortened the length of the Company's  portfolio which hurt investment  earnings in the short run,  but the  Company has not had to write off any losses in these turbulent  economic  times.  During  2000,  the  Company  received  $632,000  in investment  earnings from a joint venture real estate  development  project that
was  in  its  latter   stages.   The  earnings  from  this  activity   represent
approximately 4% of the 2000 investment income.

The overall  investment  yields for 2002,  2001 and 2000,  are 5.65%,  6.39% and
6.88%, respectively.

The Company's  investments are generally  managed to match related insurance and policyholder liabilities.  The comparison of investment return with insurance or investment  product crediting rates establishes an interest spread.  The Company monitors  investment  yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads, ranging from 1%
to 2%. At the March 2001 Board of Directors meeting, the Boards of the insurance subsidiaries lowered crediting rates one-half percent on all products that could
be  lowered.   With  this   reduction,   the  vast  majority  of  the  Company's
rate-adjustable products are now at their guaranteed minimum rates, and as such, cannot be lowered any further. At the March 2002 Board of Directors meeting, the
Boards of the  insurance  subsidiaries  lowered  all  remaining  rate-adjustable products to their  guaranteed  minimum rates. The guaranteed  minimum  crediting rates  on  these  products  range  from 3% to 5.5%.  These  adjustments  were in response  to the  continued  declines  in  interest  rates  in  the  marketplace described above.  Policy interest  crediting rate changes become effective on an individual  policy  basis on the next  policy  anniversary.  If  interest  rates continue  to  decline,  the  Company  won't be able to lower  rates and both net investment income and net income will be impacted negatively.

Realized  investment gains, net of realized losses,  were $13,634,  $436,840 and
$(260,078)  in 2002,  2001 and  2000,  respectively.  During  2002,  the  modest
realized  gain   consisted   primarily  of  real  estate  sales  on  residential
development  property the Company owned in Springfield,  Illinois.  During 2001, the Company sold the West Virginia  properties  including the former home office building of APPL,  realizing a gain of  $217,574.  The Company also sold certain common stocks it had acquired in 2000 and 2001 realizing gains of $132,760.

During early 1999, the Company re-evaluated its real estate holdings, especially those properties  acquired through  acquisitions of other companies and mortgage loan  foreclosures,  and determined it would be in the long term interest of the
Company to dispose of certain of these parcels.  Parcels  targeted for sale were generally non-income or low income producing and located in parts of the country where  management  has little other reason to travel.  During 2000,  real estate accounted  for  almost  all of the  realized  gain and loss  activity.  By third quarter of 2000,  the Company  had sold the  remaining  real  estate  properties identified for disposal in prior years.  The Company recorded net realized gains of $728,000  from these sales.  By fourth  quarter 2000,  remaining  real estate consisted of the North Plaza  holdings and  development  real estate  located in
Springfield,  Illinois.  In December 2000,  management  studied its  development properties,  analyzing  such issues as remaining  time to fully develop  without over  saturation,  historic  sales  trends,  management  time and  resources  to continue  development and other  alternatives such as modifying current plans or discontinuing entirely.  Management determined it would be in the long term best interests of the Company to discontinue development and attempt to liquidate the remaining  properties.  As such,  a realized  loss of $913,000  was  recorded in
December  2000 to  reduce  the  book  value of these  properties  to the  amount management  determined  it would  accept  net of  selling  costs  to  facilitate liquidation.  During the fourth quarter of 2000, the Company recorded a $170,000 increase to the allowance maintained for potential mortgage loan losses.

On June 1, 2001,  the Company began  performing  administrative  work as a third party  administrator  ("TPA") for an unaffiliated  life insurance  company.  The business  being  administered  is a  closed  block  with  approximately  250,000 policies,  a majority of which are paid up. The Company  receives  monthly  fees based on policy in force counts and certain other  activity  indicators  such as number of premium  collections  performed.  During the year ended 2002 and 2001, the Company received $521,782, and $299,905 for this work,  respectively.  These
TPA revenue fees are included in the line item "other  income" on the  Company's consolidated  statements of operations.  The Company intends to pursue other TPA arrangements,  and in 2002 entered into an alliance  with Fiserv Life  Insurance
Solutions  (Fiserv LIS), to provide TPA services to insurance  companies seeking business process outsourcing  solutions.  Fiserv LIS will be responsible for the marketing  and  sales  function  for the  alliance,  as well  as  providing  the datacenter operations.  UTG will staff the administration effort. Although still in its early stages, management believes this alliance with Fiserv LIS positions the Company to generate  additional  revenues by utilizing the Company's current excess  capacity and  administrative  services.  Fiserv LIS is a unit of Fiserv,
Inc. (Nasdaq: FISV) which is an independent, full-service provider of integrated data processing and information  management  systems to the financial  industry, headquartered in Brookfield, Wisconsin.

(b)  Expenses

Benefits, claims and settlement expenses net of reinsurance benefits and claims, increased  slightly  in 2002 as compared  to 2001 and  decreased  12% in 2001 as compared  to 2000.  Fluctuations  in death  claim  experience  from year to year typically  have a  significant  impact on  variances  in this line item.  Direct
(prior to reinsurance)  death claims were  approximately  $1,812,000  greater in
2002 than in 2001 and approximately  $1,636,000 less in 2001 than in 2000. There is no single event that caused the mortality variances.  Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not  considered  unusual by  management.  Policy  surrender  benefits  decreased approximately  $2,000,000  during the year 2002  compared  to the same period in
2001. As discussed  above,  stronger  efforts have been made in policy retention through  more  personal  contact with  customers  including  telephone  calls to discuss  alternatives  and reasons for a request to surrender their policy.  The short-term  impact of such fewer policy surrenders is negligible since a reserve for future policy benefits  payable is held which is, at a minimum,  equal to or even greater  than the cash  surrender  value of a policy.  The benefit of fewer policy  surrenders is primarily  received over a longer time period  through the retention of the Company's asset base.

Commissions and amortization of deferred policy  acquisition costs decreased 38%
in 2002 compared to 2001 and  decreased  40% in 2001 compared to 2000.  The most significant  factor in the continuing  decrease is  attributable  to the Company paying fewer commissions,  since the Company writes very little new business and renewal premiums on existing business continue to decline. Another factor of the
decrease  is  attributable  to  normal   amortization  of  the  deferred  policy
acquisition  costs asset.  The Company reviews the  recoverability  of the asset based on current trends and known events compared to the assumptions used in the establishment  of the original asset. No impairments were recorded in any of the three periods reported.

Amortization of cost of insurance acquired decreased 4% in 2002 compared to 2001 and  decreased  1% in 2001  compared  to 2000.  Cost of  insurance  acquired  is established when an insurance company is acquired. The Company assigns a portion of its cost to the right to receive future cash flows from  insurance  contracts existing  at the  date  of the  acquisition.  The  cost  of  policies  purchased represents the actuarially determined present value of the projected future cash flows from the acquired  policies.  Cost of  insurance  acquired is comprised of individual  life insurance  products  including whole life,  interest  sensitive whole life and universal life insurance products.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs  for any excess of the unamortized  asset over the projected  future profits.  The interest rates utilized in the amortization  calculation are 9% on approximately 25% of the balance and 15% on the remaining balance.  The interest rates vary due to risk  analysis  performed  at the time of  acquisition  on the business acquired.  The amortization is adjusted  retrospectively when estimates of current or future gross  profits to be realized  from a group of products are revised. Amortization of cost of insurance acquired is particularly sensitive to changes in persistency of certain blocks of insurance in-force. Persistency is a measure of insurance in force  retained in relation to the  previous  year.  The
Company's average  persistency rate for all policies in force for 2002, 2001 and
2000 has been approximately 93.6%, 91.6%and 89.8%, respectively.

Operating  expenses  decreased 9% in 2002  compared to 2001 and decreased 36% in
2001  compared to 2000.  During  2001,  the Company  transferred  all  remaining functions of its insurance subsidiary APPL from Huntington, West Virginia to the
Springfield, Illinois location, and sold the West Virginia property. The closing of the Huntington office has resulted in an approximately  $325,000 reduction to operating  expenses in 2002.  During the current year the Company changed health insurance coverage on its employees. This change reduced 2002 operating expenses approximately  $75,000,  while maintaining similar coverage amounts.  Additional expense  reductions  have been made in the  normal  course of  business,  as the
Company continually monitors expenditures looking for savings opportunities. The aforementioned  expense  reductions  have been  partially  offset  by  increased
operating  costs  of  approximately   $285,000  attributable  to  the  Company's
conversion of its existing  business and TPA clients to "ID3", a software system owned  by  Fiserv  LIS.  Conversion  costs  to date  include  fees  for  initial licensing, consultation, and training.

During  the fourth  quarter of 2000,  Mr.  Jesse T.  Correll as Board  Chairman, requested  the  resignation  of James E.  Melville as  President  of UTG and its
subsidiaries. A special joint meeting of the Boards of Directors of United Trust
Group,  Inc.  and its  subsidiaries  was held  January  8,  2001,  at which  the termination of the employment  agreement between First Commonwealth  Corporation and James E. Melville, and the termination of James E. Melville as an officer or agent of United Trust Group,  Inc. and all of its subsidiaries  were approved by the Boards of  Directors  of each of the  companies.  An accrual of $562,000 was established  through a charge  to  general  expenses  at  year-end  2000 for the remaining  payments required pursuant to the terms of Mr. Melville's  employment contract and other settlement  costs. A $500,000 accrual was also established at year-end 2000 for estimated  legal costs  associated with the defense of a legal matter.  During the third quarter 2000,  the Company  settled a legal matter for
$550,000 and  incurred an  additional  $150,000 in legal fees.  At the March 27,
2000 Board of  Directors  meeting,  United  Trust  Group,  Inc.  and each of its affiliates  accepted the resignation of Larry E. Ryherd as Chairman of the Board of Directors and Chief Executive Officer.  Mr. Ryherd had 28 months remaining on an  employment  contract  with the Company at the end of March 2000.  As such, a charge of $933,000 was incurred in first  quarter 2000 for the remainder of this contract.  Exclusive of the above accruals,  operating  expenses declined 13% in
2001 compared to 2000.

Interest  expense declined 19% comparing 2002 to 2001 and declined 13% comparing
2001 to 2000.  The Company  repaid  $1,405,395,  $1,302,495  and  $1,540,800  in outside debt in 2002, 2001 and 2000  respectively,  through operating  cashflows and dividends  received from its subsidiary UG. On July 31, 2000,  $2,560,000 in convertible debt of UTG held by First Southern was converted to equity. In April
2001, the Company issued  $3,885,996 in new debt to purchase  common stock owned primarily  by James E.  Melville and Larry E.  Ryherd,  two former  officers and directors  of the  Company  and their  respective  families.  These  notes  bear interest at the fixed rate of 7% per annum  (paid  quarterly)  with  payments of principal to be made in five equal installments,  the first principal payment of which,  in the amount of $777,199,  was made on March 31, 2002. In December 2002
advance  principal   payments  totaling  $113,522  were  made  on  these  notes.
Subsequent to year-end 2002 an additional  advance principal payment was made on these  notes in the  amount  of  $705,499.  In May and  July of 2002,  principal payments of $113,112 and $401,562,  respectively  were made,  which paid off the remaining balance owed on the Company's subordinated debt. The subordinated debt was incurred  June 16, 1992 as a part of the  acquisition  of the now  dissolved
Commonwealth Industries Corporation. At December 31, 2002, UTG had $2,995,275 in
notes payable remaining,  all of which were incurred in the aforementioned April
2001 stock  purchase  transaction  with Mr. Ryherd and Mr.  Melville.  Principal payments of $763,259 are due annually  over a three-year  period ending in April of 2006 with the next  principal  payment due in April of 2004.  The Company has agressively  pursued  the  repayment  of its  existing  debt in recent  periods.
Interest  rates on  existing  debt are fixed.  With the  current  interest  rate environment,  management believes it is in the Company's best long-term interest to reduce or eliminate its debt with any excess funds available to do so.

Management  believes overall sources available are more than adequate to service this debt.  These sources include current cash balances of UTG,  expected future
operating   cashflows  and  payment  of  dividends   from  the  Company's   life
subsidiaries.

Deferred taxes are established to recognize  future tax effects  attributable to temporary  differences  between the financial  statements and the tax return. As these  differences  are realized in the financial  statement or tax return,  the deferred income tax established on the difference is recognized in the financial statements as an income tax expense or credit.

(c)  Net income (loss)

The Company had a net income (loss) of $1,499,618,  $2,439,573 and $(696,426) in
2002, 2001 and 2000 respectively. The decrease in net income in 2002 as compared to 2001 is primarily  related to lower  investment  income returns and increased death claims.  Significant  one-time charges and accruals to operating  expenses combined with an increase in death claims during 2000 as further described above were the primary differences in the 2001 to 2000 results.  The Company continues to monitor and adjust those items within its control.

Financial Condition

(a)   Assets

Investments are the largest asset group of the Company.  The Company's insurance subsidiaries are regulated by insurance  statutes and regulations as to the type of  investments  they are permitted to make, and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, and the Company's business and investment strategy,  the Company generally seeks to invest in United States government and government agency securities and other high  quality low risk  investments.  Many  insurance  companies  have  suffered significant  losses in their investment  portfolios in the last couple of years, however, because of the Company's conservative investment philosophy our Company has so far largely avoided such  significant  losses.  Management  shortened the length of the Company's  portfolio which hurt  investment  earnings in the short run,  but the  Company  has not had to write off any  losses in these  turbulent economic times.

At December 31, 2002, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders'  equity. The Company has identified  securities it may sell and classified them as "investments  held for sale".  Investments  held for sale are
carried  at  market,   with  changes  in  market  value   charged   directly  to
shareholders'  equity.  To provide  additional  flexibility  and liquidity,  the
Company has categorized almost all fixed maturity  investments  acquired in 2002 and 2001 as available for sale.  It was  determined it would be in the Company's best financial interest to classify these new purchases as available for sale to provide additional liquidity and flexibility.

The following table  summarizes the Company's fixed  maturities  distribution at
December 31, 2002 and 2001 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

                                Fixed Maturities
            Rating                             % of Portfolio
                                            ----------------------
                                               2002        2001
                                            ----------  ----------
            Investment Grade
            AAA                                 65%         61%
            AA                                   3%          6%
            A                                   24%         24%
            BBB                                  6%          8%
            Below investment grade               2%          1%
                                             ----------  ----------
                                               100%        100%
                                             ==========  ==========

In the past few years the  Company  has  invested  more of its funds in mortgage loans. This is the result of increased mortgage opportunities  available through
FSNB, an affiliate of Jesse Correll.  Mr. Correll is the CEO and Chairman of the
board of directors of UTG, and directly and indirectly through  affiliates,  its largest  shareholder.  FSNB has been able to provide the Company with additional expertise and experience in  underwriting  commercial and  residential  mortgage loans,  which provide more attractive  yields than the traditional  bond market.
During  2002,  2001  and  2000  the  Company  issued  approximately  $6,920,000,
$4,535,000 and $21,863,000 respectively,  in new mortgage loans. These new loans were  originated  through FSNB and funded by the Company  through  participation agreements  with FSNB.  FSNB services the loans  covered by these  participation agreements.  The  Company  pays FSNB a .25%  servicing  fee on these loans and a one-time fee at loan  origination  of .50% of the original  loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.
UG paid $70,140,  $79,730 and $34,721 in servicing fees and $35,127, $22,626 and
$91,392 in origination fees to FSNB during 2002, 2001 and 2000, respectively.

Total  investment real estate holdings  represent  approximately 6% of the total assets of the Company,  net of  accumulated  depreciation,  at year-end 2002 and
2001   respectively.   Total  investment  real  estate  is  separated  into  two
categories: Commercial 92% and Residential Development 8%.

Policy loans remained consistent for the periods presented.  Industry experience for  policy  loans  indicates  that few  policy  loans  are ever  repaid  by the policyholder,  other than through  termination  of the policy.  Policy loans are systematically  reviewed to ensure that no  individual  policy loan  exceeds the underlying cash value of the policy.

Deferred  policy  acquisition  costs  decreased  21% in 2002  compared  to 2001.
Deferred policy acquisition costs, which vary with, and are primarily related to producing new business,  are referred to as ("DAC").  DAC consists  primarily of commissions and certain costs of policy issuance and  underwriting,  net of fees charged to the policy in excess of ultimate  fees  charged.  To the extent these costs are recoverable  from future  profits,  the Company defers these costs and amortizes  them with interest in relation to the present value of expected gross profits from the contracts,  discounted  using the interest rate credited by the policy. The Company had $69,000 in policy acquisition costs deferred, $55,000 in interest  accretion and $769,432 in  amortization  in 2002,  and had $167,000 in policy acquisition costs deferred,  $76,000 in interest accretion and $1,083,577 in amortization in 2001.

Cost of  insurance  acquired  decreased  30% in 2002  compared to 2001.  When an insurance company is acquired,  the Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition.  The cost of policies  purchased  represents the actuarially determined  present value of the  projected  future cash flows from the acquired policies.  Cost of insurance  acquired is amortized with interest in relation to expected  future  profits,  including  direct  charge-offs for any excess of the unamortized  asset  over the  projected  future  profits.  In both 2002 and 2001 amortization  decreased the asset by $1,572,920  each year. In 2002, the balance was reduced $8,409,722 as a result of the valuation  adjustment  attributable to the acquisition of the minority shareholder  positions of FCC through its merger with and into UTG.

(b)  Liabilities

Total liabilities  decreased 2% in 2002 compared to 2001. Policy liabilities and accruals,  which  represented 93% and 92% of total  liabilities at year end 2002 and 2001, respectively,  decreased slightly during the current year. The decline
is  attributable  to  a  shrinking   policy  base  and  declining  new  business
production.

Notes payable  decreased 32% in 2002 compared to 2001. At December 31, 2001, UTG had $4,400,670 in notes payable.  During 2002, the Company repaid  $1,405,395 of its debt through operating  cashflows and dividends received from its subsidiary
UG. At December 31, 2002,  UTG had  $2,995,275 in notes  payable,  all remaining debt is owed to two former  officers  and  directors  of the  Company  and their respective  families  as a result of an April 2001 stock  purchase  transaction.
These notes bear  interest  at the fixed rate of 7% per annum (paid  quarterly), with three  remaining  principal  payments of $763,259  due  annually.  The next principal  payment  due date is in April of 2004.  Management  believes  overall sources of  liquidity  available  are more than  adequate to service  this debt.
These sources  include current cash balances of UTG,  expected future  operating cashflows and payment of dividends  from the Company's  life  subsidiaries.  The
Company's  long-term  debt  is  discussed  in  more  detail  in  Note  11 to the
consolidated  financial  statements,   which  is  incorporated  herein  by  this
reference.

(c)  Shareholders' Equity

Total  shareholders'  equity  increased  8% in 2002  compared  to 2001.  This is primarily due to income during the year of $1,499,618, an increase in unrealized gains on  investments  in the  current  year of  $1,289,740,  and an increase in equity of $706,691 from an employee and director  stock  purchase plan which was approved and implemented in 2002.

Liquidity and Capital Resources

The  Company  has  three  principal  needs for cash - the  insurance  companies'
contractual obligations to policyholders,  the payment of operating expenses and the servicing of its long-term debt.  Cash and cash  equivalents as a percentage of total assets were 8% and 5% as of December  31, 2002 and 2001,  respectively.
Fixed  maturities  as a  percentage  of  total  invested  assets  were 74% as of
December 31, 2001 and 2000, respectively.

The Company's  investments are predominantly in fixed maturity  investments such as bonds and mortgage  loans,  which provide  sufficient  return to cover future obligations.  The Company carries certain of its fixed maturity holdings as held to maturity  which are reported in the financial  statements at their  amortized cost.

Many of the Company's  products  contain  surrender  charges and other  features which  reward  persistency  and  penalize the early  withdrawal  of funds.  With respect to such products,  surrender  charges are generally  sufficient to cover the Company's  unamortized deferred policy acquisition costs with respect to the policy being surrendered.

Cash  provided by (used in)  operating  activities  was  $38,646,  $1,365,047and
$(2,155,491) in 2002, 2001 and 2000, respectively. Reporting regulations require cash inflows and outflows from universal life insurance  products to be shown as financing  activities  when  reporting on cash flows.  The net cash  provided by
(used  in)  operating  activities  plus  policyholder   contract  deposits  less
policyholder contract withdrawals equaled $2,370,411 in 2002, $3,384,557 in 2001 and $(393,571) in 2000. Management utilizes this measurement of cash flows as an indicator of the performance of the Company's insurance operations.

Cash provided by (used in) investing  activities  was  $9,008,183,  $138,994 and
$(3,940,958), for 2002, 2001 and 2000, respectively. The most significant aspect of cash  provided  by (used in)  investing  activities  are the  fixed  maturity transactions. Fixed maturities account for 80%, 81% and 42% of the total cost of investments acquired in 2002, 2001 and 2000, respectively. The decrease in fixed maturities  acquired  in 2000  resulted  from a  corresponding  increase  in the acquisition of mortgage loans that year.

Net cash provided by (used in) financing activities was $(473,692), $(1,091,769)
and $133,721 for 2002, 2001 and 2000, respectively. The Company continues to pay down its outstanding  debt. Such payments are included within this category.  In addition,  in 2001 the board of directors of the Company authorized a repurchase program of UTG's common  stock and the purchase of stock is still  pursued as it becomes available.  In addition, in 2002 this category includes payments made to former FCC  shareholders  for shares  they owned prior to the merger of FCC into
UTG.  Policyholder  contract deposits decreased 9% in 2002 compared to 2001, and decreased  11% in 2001 when  compared  to 2000.  The  decrease  in  policyholder contract deposits relates to the decline in new business production  experienced in the last few years by the Company.  Policyholder  contract  withdrawals  have decreased  15% in 2002 compared to 2001,  and 15% in 2001 compared to 2000.  The change in  policyholder  contract  withdrawals  is not  attributable  to any one significant event. Factors that influence  policyholder contract withdrawals are fluctuation of interest rates, competition and other economic factors.

At December 31, 2002, UTG had $2,995,275 in notes payable, all remaining debt is owed to two former  officers and  directors of the Company and their  respective families as a result of an April 2001 stock  purchase  transaction.  These notes bear  interest  at the fixed rate of 7% per annum (paid  quarterly),  with three remaining  principal  payments  of $763,259  due  annually.  The next  principal payment  due  date is in  April of 2004.  Management  believes  overall  sources available  are more than adequate to service this debt.  These  sources  include current cash balances of UTG, expected future operating cashflows and payment of dividends  from the  Company's  life  subsidiaries.  In January  2003,  UTG paid
$705,499 on its notes payable completing the 2003 principal payments due.

On November 15, 2001, UTG was extended a $3,300,000  line of credit ("LOC") from the First  National  Bank of the  Cumberlands  ("FNBC")  located in  Livingston,
Tennessee. The FNBC is owned by Millard V. Oakley, who is a director of UTG. The
LOC was for a one-year  term from the date of issue.  Upon  maturity the Company renewed the LOC for an additional one-year term. The interest rate on the LOC is variable  and indexed to be the lowest of the U.S.  prime rates as  published in the Wall Street Journal,  with any interest rate adjustments to be made monthly.
At December 31, 2002, the Company had no outstanding borrowings  attributable to this LOC.  During 2002 the Company had total  borrowings  of  $1,600,000 on this
LOC,  which were all repaid during the year.  The draws on this LOC were used to facilitate the payments due to the former shareholders of FCC as a result of the
June 12, 2002,  merger of FCC with and into UTG, as further described in note 15 to the  consolidated  financial  statements  and  incorporated  herein  by  this reference.

On April 1, 2002,  UTG was extended a $5,000,000  line of credit ("LOC") from an unaffiliated  third  party,  Southwest  Bank of St.  Louis.  The LOC will expire one-year from the date of issue.  As collateral  for any draws under the line of credit,  the former  FCC,  which has now merged  into UTG,  pledged  100% of the common stock of its insurance  subsidiary UG. Borrowings under the LOC will bear interest at the rate of 0.25% in excess of  Southwest  Bank of St.  Louis' prime
rate.  At  December  31,  2002,  the  Company  had  no  outstanding   borrowings
attributable  to this LOC.  During  2002 the  Company  had total  borrowings  of
$400,000  on this LOC which were all repaid  during the year.  Draws on this LOC were used to retire the remaining  subordinated debt, as described in note 11 to the consolidated financial statements and incorporated herein by this reference.

On June 10, 2002 UTG and Fiserv LIS formed an alliance  between their respective organizations to provide third party  administration (TPA) services to insurance companies  seeking business process  outsourcing  solutions.  Fiserv LIS will be responsible  for the marketing and sales  function for the alliance,  as well as providing the operations  processing  service for the Company.  The Company will staff the administration  effort. To facilitate the alliance,  the Company plans to convert its  existing  business and TPA clients to "ID3",  a software  system owned by Fiserv LIS to administer an array of life,  health and annuity products in the insurance industry.  Fiserv LIS is a unit of Fiserv, Inc. (Nasdaq:  FISV)
which is an independent, full-service provider of integrated data processing and information  management  systems to the  financial  industry,  headquartered  in
Brookfield, Wisconsin.

The Company is currently  evaluating its alternatives to converting its existing business to "ID3".  Currently,  the Company  believes the conversion costs could
range  from  $500,000  to  $1,700,000.   Alternatives   include  completing  the
conversion  with the existing staff of the Company,  to  outsourcing  the entire conversion to Fiserve LIS. Management expects to make a decision shortly.

In June 2002, the Company entered into a five-year contract with Fiserve LIS for services  related to their  purchase  of the "ID3"  software  system.  Under the contract,  the  Company  is  required  to pay  $12,000  per  month  in  software maintenance  costs and  $5,000  per month in  offsite  data  center  costs for a five-year period from the date of the signing.

The Company has been attempting to sell the Charter (state licenses) of APPL. To accommodate  such  a  sale,  APPL  entered  into a  100%  coinsurance  agreement effective  October 1, 2002,  whereby  APPL ceded and UG assumed all  policies in force of APPL as of the  effective  date of the  agreement.  The  agreement  was
approved  by  the  Ohio   Department   of  Insurance   pursuant  to   regulatory
requirements. Under the coinsurance agreement, UG has primary responsibility for the policies, but APPL remains contingently liable for the policies.  Currently, a sale of the Charter appears to be remote. As an alternative, a merger proposal is being  considered  whereby  APPL would be merged with and into UG. A decision regarding  the  merger is likely to be  approved  at the Board  meeting in March
2003.

As a  result  of the  100%  coinsurance  agreement,  the  ownership  of ABE  was transferred from APPL to UG, as part of the coinsurance asset transfer. Prior to the  coinsurance  transaction,  in  September  2002,  the  boards  of ABE and UG approved the  exploration  of a merger  transaction  whereby ABE would be merged with and into UG.  The UG and ABE  Boards are  expected  to  approve  the merger transaction  at the March 2003 meeting.  The merger will require the approval of the  insurance  departments  of  the  States  of  Ohio  and  Illinois  prior  to completion. The merger is expected to be completed in mid 2003.

Management of the Company believes the completion of the aforementioned  mergers will provide the Company with additional cost savings. These cost savings result from  streamlining the Company's  operations and  organizational  structure from three life insurance  subsidiaries to one life insurance  subsidiary,  UG. Thus, the Company will further improve administrative efficiency.

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
recapitalizations.  For the five-year period starting January 1, 1998 and ending
December 31, 2002, the Company had total  earnings of $17,011,307  applicable to this covenant. Therefore, UTG did not meet the earnings requirements stipulated, and UTG believes it will be required to issue 500,000  additional  shares to FSF or its assigns. Pursuant to the covenant, a final accounting and issuance of any shares due are to occur by April 30, 2003.

UTG is a holding  company that has no day-to-day  operations  of its own.  Funds required to meet its expenses,  generally costs  associated with maintaining the company in good  standing with states in which it does  business,  are primarily provided  by its  subsidiaries.  On a parent  only  basis,  UTG's  cash  flow is dependent  on  management  fees  received  from its  subsidiaries  and  earnings received  on cash  balances.  On December  31,  2002,  substantially  all of the consolidated shareholders equity represents net assets of its subsidiaries.  The
Company's insurance  subsidiaries have maintained adequate statutory capital and surplus and have not used surplus  relief or financial  reinsurance,  which have come under  scrutiny by many state  insurance  departments.  The payment of cash dividends  to  shareholders  is  not  legally  restricted.  However,  the  state insurance  department  regulates  insurance  company dividend payments where the company is domiciled. Following the merger of FCC with and into UTG (see note 15 to the consolidated  financial  statements) UG became a 100% owned subsidiary of
UTG.  Following APPL's 100% coinsurance  transaction with UG (see note 17 to the consolidated financial statements), ABE became a direct 100% owned subsidiary of
UG.

Both UG and APPL are Ohio domiciled insurance companies, which require five days prior notification to the insurance  commissioner for the payment of an ordinary dividend.  Ordinary  dividends  are  defined  as the  greater  of: a) prior year statutory  earnings or b) 10% of statutory capital and surplus.  At December 31,
2002 UG and APPL's total statutory  shareholders'  equity was  $16,030,200,  and
$9,191,715,  respectively.  At December 31, 2002, UG and APPL's  statutory  gain from  operations  was  $2,062,744,  and  $526,742,  respectively.  Extraordinary dividends  (amounts in excess of ordinary  dividend  limitations)  require prior approval of the  insurance  commissioner  and are not  restricted  to a specific calculation.  UG paid ordinary  dividends of $800,000 to the former FCC in 2002, and $1,400,000 to UTG in 2002. APPL paid an ordinary  dividend of $880,000 to UG in 2002.

ABE is an Illinois domiciled insurance company,  which requires  notification to the  insurance  commissioner  for the payment of an ordinary  dividend  within 5 business days following the  declaration and no less than 10 business days prior to  payment.  Ordinary  dividends  are  defined as the greater of: a) prior year statutory  earnings or b) 10% of statutory capital and surplus.  At December 31,
2002  ABE  had a  total  statutory  shareholders'  equity  of  $2,799,296  and a statutory gain from operations of $182,866.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner  and are not  restricted  to a  specific  calculation.  ABE paid an ordinary dividend of $280,000 to UG in 2002.

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
(vii) establish reserve  requirements;  (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus;  and (x) regulate the type and amount of permitted  investments.  Insurance regulation is concerned primarily with the protection of policyholders. The Company cannot predict the impact of any future proposals, regulations or market conduct investigations. The Company's insurance subsidiaries,  UG and APPL,  are  domiciled  in the state of Ohio,  while ABE is domiciled in the state of Illinois.

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

Most  states  also  have  insurance  holding  company  statutes,  which  require registration and periodic reporting by insurance  companies  controlled by other
corporations   licensed   to   transact   business   within   their   respective
jurisdictions.  The insurance  subsidiaries  are subject to such legislation and
registered  as  controlled   insurers  in  those  jurisdictions  in  which  such
registration  is  required.  Statutes  vary from  state to state  but  typically require  periodic  disclosure,  concerning  the  corporation  that  controls the registered insurers and all subsidiaries of such corporation. In addition, prior
notice  to,  or  approval  by,  the  state  insurance   commission  of  material
intercorporate   transfers  of  assets,   reinsurance   agreements,   management
agreements (see Note 9 to the consolidated financial statements), and payment of dividends  (see Note 2 to the  consolidated  financial  statements) in excess of specified  amounts  by the  insurance  subsidiary,  within the  holding  company system,  are required.  Each year the NAIC  calculates  financial  ratio results
(commonly  referred to as IRIS ratios) for each  company.  These ratios  compare various  financial  information  pertaining to the  statutory  balance sheet and income statement. The results are then compared to pre-established normal ranges determined by the NAIC. Results outside the range typically require  explanation to the domiciliary insurance department.

At year-end 2002, UG had two ratios outside the normal range, and APPL had three ratios  outside  the  normal  range.  All  five  ratios  resulted  from  a  100%
coinsurance  agreement between UG and APPL, which became effective on October 1,
2002.  Under the terms of the agreement,  APPL ceded and UG assumed all policies in force of APPL as of the effective  date of the  agreement.  The agreement was approved by the Ohio Department of Insurance.

The NAIC's  risk-based  capital  requirements  require  insurance  companies  to calculate  and  report  information  under a  risk-based  capital  formula.  The risk-based  capital ("RBC") formula  measures the adequacy of statutory  capital and surplus in relation to investment and insurance risks such as asset quality, mortality  and  morbidity,  asset and  liability  matching  and  other  business factors.  The RBC  formula  is used by state  insurance  regulators  as an early warning  tool to  identify,  for the purpose of  initiating  regulatory  action, insurance companies that potentially are inadequately capitalized.  In addition, the formula  defines new minimum  capital  standards  that will  supplement  the current  system of low fixed  minimum  capital  and  surplus  requirements  on a state-by-state  basis.  Regulatory  compliance  is  determined by a ratio of the insurance  company's  regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Insurance companies below specific  trigger points or ratios are classified  within certain  levels, each of which requires specific  corrective action. The levels and ratios are as follows:

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

     * Or, 2.5 with negative trend.

At December 31, 2002, each of the insurance  subsidiaries has a Ratio that is in excess of 5, which is 500% of the  authorized  control level;  accordingly,  the insurance subsidiaries meet the RBC requirements.

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

On October 26,  2001,  President  Bush signed into law the "USA  PATRIOT" Act of
2001 ("the Patriot Act"). This Law, enacted in response to the terrorist attacks of September 11, 2001,  strengthens our Nation's ability to combat terrorism and prevent and detect money-laundering activities. Under Section 352 of the Patriot
Act,  financial  institutions  (definition  includes  insurance  companies)  are required  to  develop  an  anti-money  laundering  program.  The  practices  and procedures  implemented  under the  program  should  reflect  the risks of money laundering given the entity's  products,  methods of distribution,  contact with customers and forms of customer payment and deposits.  In addition,  Section 326 of  the  Patriot  Act  creates  minimum  standards  for  financial  institutions regarding the identity of their  customers in connection  with the purchase of a policy or contract of insurance.  Final regulations regarding the aforementioned
Patriot Act, are to be issued by the  Department  of the Treasury  sometime this spring. In anticipation of the final regulations,  the Company has instituted an anti-money  laundering  program to comply with Section 352, and has communicated this program throughout the organization.  The Company is currently working on a database  program to  facilitate  compliance  with Section 326. The Company will monitor the release of the final regulations and make any adjustments needed for continued compliance at that time.

On July 30, 2002,  President  Bush signed into law the  "SARBANES-OXLEY"  Act of
2002 ("the Act"). This Law, enacted in response to several high-profile business failures,  was developed to provide  meaningful  reforms that protect the public interest and restore  confidence in the reporting  practices of publicly  traded companies. The implications of the Act to public companies, (which includes UTG)
are vast, widespread,  and evolving.  Many of the new requirements will not take effect or full effect until after  calendar-year-end  companies  have  completed their 2002 annual reports.  The Company has implemented  requirements  affecting the current reporting period,  and is continually  monitoring,  evaluating,  and planning  implementation of requirements that will need to be taken into account in future reporting periods.

ACCOUNTING AND LEGAL DEVELOPMENTS

The Financial  Accounting Standards Board ("FASB") has issued Statement No. 145,
Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.
13,  and  Technical  Corrections,   Statement  No.  146,  Accounting  for  Costs
Associated with Exit or Disposal Activities,  Statement No. 147, Acquisitions of
Certain Financial  Institutions,  an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, and Statement No. 148, Accounting for Stock-Based
Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.

Under  Statement  4, all  gains  and  losses  from  extinguishment  of debt were required to be  aggregated,  and, if material,  classified  as an  extraordinary item, net of related income tax effect. Statement 145 eliminates Statement 4 and as a result,  gains and losses from  extinguishment of debt should be classified as extraordinary items only if they meet certain criteria as outlined in Opinion
30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an  entity's  recurring  operations  from  those  that  are  unusual  or infrequent  or that meet the criteria  for  classification  as an  extraordinary item.  Statement  64  amended  Statement  4 and is no longer  necessary  because
Statement 4 has been rescinded.  Statement 44 was issued to establish accounting requirements  for the  effects  of  transition  to the  provisions  of the Motor
Carrier Act of 1980. Those transitions are completed; therefore, Statement 44 is no  longer  necessary.  Statement  145  also  amends  Statement  13  to  require sale-leaseback  accounting  for certain lease  modifications  that have economic effects  that are similar to  sale-leaseback  transactions.  Statement  145 also makes various technical  corrections to existing  pronouncements,  none of which are substantive in nature.  Statement 145 is required for fiscal years beginning after May 15, 2002, with early application encouraged. The adoption of Statement
145 did not affect the  Company's  financial  position or results of  operations since the Company has had no transactions of the aforementioned kind, during the reporting period.

Statement  146 was issued to address  the  accounting  and  reporting  for costs associated with exit or disposal  activities  because entities  increasingly are engaging in such activities and certain costs  associated with those  activities were recognized as liabilities at a plan (commitment) date that did not meet the definition  of a  liability  as  outlined  in FASB  Concepts  Statement  No.  6.
Statement  146 improves  financial  reporting for cost  associated  with exit or disposal activities, by requiring that a liability for a cost associated with an exit or disposal  activity be  recognized  and measured  initially at fair value only when the  liability  is incurred.  The  accounting  for similar  events and circumstances  will  be  the  same,  thereby  improving  the  comparability  and representational  faithfulness of reported financial information. The provisions of this  Statement  are  effective  for  exit or  disposal  activities  that are initiated  after  December  31, 2002,  with early  application  encouraged.  The adoption of Statement  146 did not affect the  Company's  financial  position or results  of  operations,  since the  Company  has had no such  exit or  disposal activities during the reporting period.

Statement 147 was issued to address and clarify the  application of the purchase method of accounting as it applies to  acquisitions  of financial  institutions, except transactions  between two or more mutual  enterprises.  The provisions of
Statement  147 are  effective on October 1, 2002.  The adoption of Statement 147 did not affect the Company's financial position or results of operations,  since the Company has had no acquisitions of this nature during the reporting period.

Statement  148 was issued to provide  alternative  methods of  transition  for a voluntary  change to the fair value based method of accounting  for  stock-based employee  compensation.  In  addition,  this  Statement  amends  the  disclosure requirements  of Statement 123 to require  prominent  disclosures in both annual and interim financial  statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this Statement are effective for financial  statements  issued for fiscal years  beginning  after  December 15, 2002. The adoption of Statement 148 will not affect the Company's financial position or results of operations, since the Company has no forms of stock-based employee compensation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Interest rate risk

The Company could  experience  economic  losses if it were required to liquidate fixed  income  securities  available  for sale during  periods of rising  and/or volatile  interest  rates.  The Company  attempts to  mitigate  its  exposure to adverse interest rate movements  through  staggering the maturities of its fixed
maturity   investments  and  through  maintaining  cash  and  other  short  term investments  to  assure  sufficient  liquidity  to meet its  obligations  and to address reinvestment risk considerations.

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

------------------------------------------------------------------------------------------------------------------------
                                                   December 31, 2002
------------------------------------------------------------------------------------------------------------------------
                                                Expected maturity date
------------------ ------------ ---------- ---------- ---------- ---------- ------------ --------------- ---------------
                       2003        2004       2005       2006       2007     Thereafter       Total         Fair value
------------------ ------------ ---------- ---------- ---------- ---------- ------------ --------------- ---------------
Long term debt
------------------ ------------ ---------- ---------- ---------- ---------- ------------ --------------- ---------------
  Fixed rate           705,499    763,259    763,259    763,259          0            0       2,995,275       3,148,352
------------------ ------------ ---------- ---------- ---------- ---------- ------------ --------------- ---------------
  Avg. int. rate             0       7.0%       7.0%       7.0%          0            0            7.0%
------------------ ------------ ---------- ---------- ---------- ---------- ------------ --------------- ---------------
  Variable rate              0          0          0          0          0            0               0               0
------------------ ------------ ---------- ---------- ---------- ---------- ------------ --------------- ---------------
  Avg. int. rate             0          0          0          0          0            0               0
------------------ ------------ ---------- ---------- ---------- ---------- ------------ --------------- ---------------

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Listed below are the  financial  statements  included in this Part of the Annual
Report on SEC Form 10-K:

                                                                        Page No.
UNITED TRUST GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

   Independent Auditors' Report for the

     Notes to Consolidated Financial Statements............................41-70

                          Independent Auditors' Report

Board of Directors and Shareholders
UNITED TRUST GROUP, INC.

     We have  audited the  accompanying  consolidated  balance  sheets of UNITED
TRUST GROUP, INC. (an Illinois  corporation) and subsidiaries as of December 31,
2002  and  2001,  and  the  related   consolidated   statements  of  operations,
shareholders'  equity,  and cash flows for each of the three years in the period ended December 31, 2002. These financial  statements are the  responsibility  of the Company's  management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion,  the financial statements referred to above present fairly, in all material  respects,  the consolidated  financial position of UNITED TRUST
GROUP,  INC.  and  subsidiaries  as of  December  31,  2002  and  2001,  and the
consolidated  results of their operations and their  consolidated cash flows for each of the three years in the period ended  December 31,  2002,  in  conformity with accounting principles generally accepted in the United States of America.

     We have also audited  Schedule I as of December 31, 2002, and Schedules II,
IV and V as of December  31, 2002 and 2001,  of UNITED  TRUST  GROUP,  INC.  and
subsidiaries  and  Schedules  II,  IV and V for each of the  three  years in the period then ended.  In our  opinion,  these  schedules  present  fairly,  in all material respects, the information required to be set forth therein.

                                                      KERBER, ECK & BRAECKEL LLP

Springfield, Illinois
March 14, 2003

                            UNITED TRUST GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2002 and 2001

                                     ASSETS
                                                                                               2002              2001
                                                                                          ---------------    --------------
Investments:
    Fixed maturities held to maturity, at amortized cost
      (market $60,517,065 and $77,725,410)                                              $     58,327,663   $    75,005,395
    Investments held for sale:
      Fixed maturities, at market (cost $105,244,887 and $97,584,094)                        108,704,518        98,628,440
      Equity securities, at market (cost $4,122,887 and $3,937,812)                            4,883,870         3,852,716
    Mortgage loans on real estate at amortized cost                                           23,804,827        23,386,895
    Investment real estate, at cost, net of accumulated depreciation                          17,503,812        18,226,451
    Policy loans                                                                              13,346,504        13,608,456
    Short-term investments                                                                       377,676           581,382
                                                                                          ---------------    --------------
                                                                                             226,948,870       233,289,735

Cash and cash equivalents                                                                     24,050,485        15,477,348
Accrued investment income                                                                      2,452,840         3,002,860
Reinsurance receivables:
    Future policy benefits                                                                    33,039,036        33,776,688
    Policy claims and other benefits                                                           3,770,285         4,042,779
Cost of insurance acquired                                                                    23,156,164        33,081,336
Deferred policy acquisition costs                                                              2,462,487         3,107,919
Cost in excess of net assets purchased,
  net of accumulated amortization                                                                      0           345,779
Property and equipment, net of accumulated depreciation                                        2,203,408         2,459,117
Income taxes receivable, current                                                                 245,132           215,865
Other assets                                                                                     574,263           139,245
                                                                                          ---------------    --------------
         Total assets                                                                   $    318,902,970   $   328,938,671
                                                                                          ===============    ==============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
    Future policy benefits                                                              $    234,762,656   $   236,449,241
    Policy claims and benefits payable                                                         1,834,952         2,781,920
    Other policyholder funds                                                                   1,176,359         1,255,990
    Dividend and endowment accumulations                                                      12,628,294        13,055,024
Deferred income taxes                                                                         12,239,060        13,569,523
Notes payable                                                                                  2,995,275         4,400,670
Other liabilities                                                                              4,943,507         4,880,896
                                                                                          ---------------    --------------
         Total liabilities                                                                   270,580,103       276,393,264
                                                                                          ---------------    --------------
Minority interests in consolidated subsidiaries                                                        0         7,771,793
                                                                                          ---------------    --------------

Shareholders' equity:
Common stock - no par value, stated value $.02 per share.
    Authorized 7,000,000 shares - 3,536,311  and 3,549,791 shares issued
    and outstanding after deducting treasury shares of 147,607 and 75,236                         70,726            70,996
Additional paid-in capital                                                                    42,976,344        42,789,636
Retained earnings                                                                              2,503,856         1,004,238
Accumulated other comprehensive income                                                         2,771,941           908,744
                                                                                          ---------------    --------------
         Total shareholders' equity                                                           48,322,867        44,773,614
                                                                                          ---------------    --------------
         Total liabilities and shareholders' equity                                     $    318,902,970   $   328,938,671
                                                                                          ===============    ==============

                            UNITED TRUST GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Three Years Ended December 31, 2002

                                                                 2002               2001               2000
                                                            ---------------    ----------------   ----------------

Revenues:

    Premiums and policy fees                             $      18,693,022  $       20,444,514 $       23,045,858
    Reinsurance premiums and policy fees                        (2,700,622)         (3,172,098)        (3,556,172)
    Net investment income                                       13,346,824          15,067,059         16,085,833
    Realized investment gains(losses), net                          13,634             436,840           (260,078)
    Other income                                                   817,186             589,017            431,682
                                                            ---------------    ----------------   ----------------
                                                                30,170,044          33,365,332         35,747,123

Benefits and other expenses:

    Benefits, claims and settlement expenses:
        Life                                                    20,393,044          19,614,470         23,440,711
        Reinsurance benefits and claims                         (3,043,115)         (2,349,102)        (3,376,091)
        Annuity                                                  1,151,973           1,244,663          1,210,783
        Dividends to policyholders                                 984,346           1,015,055          1,003,954
    Commissions and amortization of deferred
        policy acquisition costs                                   785,861           1,262,974          2,089,313
    Amortization of cost of insurance acquired                   1,515,450           1,572,920          1,592,812
    Operating expenses                                           5,876,456           6,485,691         10,115,786
    Interest expense                                               263,441             326,499            376,924
                                                            ---------------    ----------------   ----------------
                                                                27,927,456          29,173,170         36,454,192
                                                            ---------------    ----------------   ----------------

Income (loss) before income taxes
and minority interest                                            2,242,588           4,192,162           (707,069)
Income tax expense                                                (479,355)         (1,181,133)          (228,783)
Minority interest in (income) loss
of consolidated subsidiaries                                      (263,615)           (571,456)           239,426
                                                            ---------------    ----------------   ----------------

Net income (loss)                                        $       1,499,618  $        2,439,573 $         (696,426)
                                                            ===============    ================   ================

Basic income (loss) per share from continuing
   operations and net income (loss)                      $            0.43  $             0.65 $            (0.17)
                                                            ===============    ================   ================

Diluted income (loss) per share from continuing
operations and net income (loss)                         $            0.37  $             0.65 $            (0.17)
                                                            ===============    ================   ================

Basic weighted average shares outstanding                        3,505,424           3,733,432          4,056,439
                                                            ===============    ================   ================

Diluted weighted average shares outstanding                      4,005,424           3,733,432          4,056,439
                                                            ===============    ================   ================

                            UNITED TRUST GROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       Three Years Ended December 31, 2002

                                                    2002                        2001                        2000
                                                  -------------------------   -------------------------   -------------------------

Common stock
    Balance, beginning of year                   $     70,996                $     83,501                $     79,405
    Issued during year                                  1,177                           0                       4,096
    Treasury shares acquired                           (1,447)                       (555)                          0
    Retired during year                                     0                     (11,950)                          0
                                                  ------------                ------------                ------------
    Balance, end of year                         $     70,726                $     70,996                $     83,501
                                                  ============                ============                ============

Additional paid-in capital
    Balance, beginning of year                   $ 42,789,636                $ 47,730,980                $ 45,175,076
    Issued during year                                705,514                           0                   2,555,904
    Treasury shares acquired                         (518,806)                   (172,927)                          0
    Retired during year                                     0                  (4,768,417)                          0
                                                  ------------                ------------                ------------
    Balance, end of year                         $ 42,976,344                $ 42,789,636                $ 47,730,980
                                                  ============                ============                ============

Retained earnings (accumulated deficit)
    Balance, beginning of year                   $  1,004,238                $ (1,435,335)               $   (738,909)
    Net income (loss)                               1,499,618  $ 1,499,618      2,439,573  $ 2,439,573       (696,426) $  (696,426)
                                                  ------------                ------------                ------------
    Balance, end of year                         $  2,503,856                $  1,004,238                $ (1,435,335)
                                                  ============                ============                ============

Accumulated other comprehensive income (deficit)
    Balance, beginning of year                   $    908,744                $    335,287                $ (1,138,900)
    Other comprehensive income
      Unrealized holding gain on securities
         net of minority interest and
         reclassification adjustment                1,863,197    1,863,197        573,457      573,457      1,474,187    1,474,187
                                                  ------------  -----------   ------------  -----------   ------------  -----------
    Comprehensive income                                       $ 3,362,815                 $ 3,013,030                 $   777,761
                                                                ===========                 ===========                 ===========
    Balance, end of year                         $  2,771,941                $    908,744                $    335,287
                                                  ===========                 ============                ============

Total shareholders' equity, end of year          $ 48,322,867                $ 44,773,614                $ 46,714,433
                                                  ============                =============               ============

                            UNITED TRUST GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Three Years Ended December 31, 2002

                                                                          2002             2001            2000
                                                                      --------------   -------------   --------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net income (loss)                                                $     1,499,618  $    2,439,573  $      (696,426)
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities net of changes in assets and liabilities resulting from the sales and purchases of subsidiaries:
     Amortization/accretion of fixed maturities                             513,308         150,579          152,917
     Realized investment (gains) losses, net                                (13,634)       (436,840)         260,078
     Amortization of deferred policy acquisition costs                      714,432       1,007,577        1,452,040
     Amortization of cost of insurance acquired                           1,515,450       1,572,920        1,592,812
     Amortization of costs in excess of net assets purchased                      0          90,000           90,000
     Depreciation                                                           571,037         436,216          505,221
     Minority interest                                                      263,615         571,456         (239,426)
     Charges for mortality and administration
       of universal life and annuity products                            (8,660,548)     (9,344,711)     (10,151,024)
     Interest credited to account balances                                5,468,318       5,749,098        6,109,491
     Policy acquisition costs deferred                                      (69,000)       (141,000)        (273,000)
     Change in accrued investment income                                    550,020         479,176          (22,275)
     Change in reinsurance receivables                                    1,010,146       1,175,305          928,890
     Change in policy liabilities and accruals                           (2,279,449)     (2,721,245)      (3,647,101)
     Change in income taxes payable                                         413,476       1,090,064          399,435
     Change in other assets and liabilities, net                         (1,458,143)       (753,121)       1,382,877
                                                                      --------------   -------------   --------------
Net cash provided by (used in) operating activities                          38,646       1,365,047       (2,155,491)
                                                                      --------------   -------------   --------------

Cash flows from investing activities:
   Proceeds from investments sold and matured:
     Fixed maturities held for sale                                      29,748,521      30,309,229        5,607,700
     Fixed maturities matured                                            19,957,888      47,848,810       27,103,149
     Equity securities                                                            0       6,312,727          189,270
     Mortgage loans                                                       6,472,013      14,738,313        4,279,622
     Real estate                                                          1,179,931       2,135,472        4,743,146
     Policy loans                                                         3,112,687       2,912,296        2,918,627
     Other long-term investments                                                  0               0          906,278
     Short-term                                                             203,706       2,229,528        1,042,826
                                                                      --------------   -------------   --------------
   Total proceeds from investments sold and matured                      60,674,746     106,486,375       46,790,618
   Cost of investments acquired:
     Fixed maturities held for sale                                     (37,341,428)    (84,801,095)     (19,996,972)
     Fixed maturities                                                    (3,973,623)     (1,124,925)      (1,486,255)
     Equity securities                                                     (185,075)     (4,608,649)      (2,673,199)
     Mortgage loans                                                      (6,889,945)     (5,325,569)     (21,862,521)
     Real estate                                                           (401,318)     (6,995,455)      (1,246,912)
     Policy loans                                                        (2,850,735)     (2,429,852)      (2,858,415)
     Short-term                                                                   0      (1,124,512)        (498,956)
                                                                      --------------   -------------   --------------
   Total cost of investments acquired                                   (51,642,124)   (106,410,057)     (50,623,230)
   Purchase of property and equipment                                       (24,439)       (138,388)        (108,346)
   Sale of property and equipment                                                 0         201,064                0
                                                                      --------------   -------------   --------------
Net cash provided by (used in) investing activities                       9,008,183         138,994       (3,940,958)
                                                                      --------------   -------------   --------------

Cash flows from financing activities:
     Policyholder contract deposits                                      10,291,519      11,361,882       12,724,345
     Policyholder contract withdrawals                                   (7,959,754)     (9,342,372)     (10,962,425)
     Payments of principal on notes payable                              (3,405,395)     (1,302,495)      (1,540,800)
     Proceeds from line of credit                                         2,000,000               0                0
     Purchase of stock of affiliates                                              0        (632,131)         (87,399)
     Payments from FCC merger                                            (1,586,500)              0                0
     Issuance of common stock                                               706,691               0                0
     Purchase of treasury stock                                            (520,253)     (1,176,653)               0
                                                                      --------------   -------------   --------------
Net cash provided by (used in) financing activities                        (473,692)     (1,091,769)         133,721
                                                                      --------------   -------------   --------------

Net increase (decrease) in cash and cash equivalents                      8,573,137         412,272       (5,962,728)
Cash and cash equivalents at beginning of year                           15,477,348      15,065,076       21,027,804
                                                                      --------------   -------------   --------------
Cash and cash equivalents at end of year                            $    24,050,485  $   15,477,348  $    15,065,076
                                                                      ==============   =============   ==============

UNITED TRUST GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   ORGANIZATION  - At December 31, 2002, the  significant  majority-owned subsidiaries  of UNITED  TRUST  GROUP,  INC.,  were as depicted on the following organizational chart.

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
          Accumulated  depreciation  on investment  real estate was $460,170 and
          $169,281 as of December 31, 2002 and 2001, respectively.

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

          Benefit  reserves for universal life insurance and interest  sensitive life  insurance  products are computed under a  retrospective  deposit
          method  and  represent  policy  account  balances  before   applicable
          surrender  charges.  Policy  benefits  and claims  that are charged to expense  include  benefit  claims in excess of related  policy account balances.  Interest  crediting  rates for universal  life and interest sensitive  products  range  from  4.0% to 5.5%  for  the  years  ended
          December  31,  2002 and  2001  and  4.5% to 5.5%  for the  year  ended
          December 31, 2000, respectively.

     J.   POLICY  AND  CONTRACT  CLAIMS - Policy  and  contract  claims  include provisions  for reported  claims in process of  settlement,  valued in accordance  with the terms of the policies and  contracts,  as well as
          provisions  for  claims   incurred  and  unreported   based  on  prior
          experience  of the  Company.  Incurred  but not  reported  claims were
          $908,006 and $900,894 as of December 31, 2002 and 2001, respectively.

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

                                   2002              2001             2000
                               --------------   ---------------   --------------
Cost of insurance acquired,
   beginning of year          $  33,081,336    $  34,654,256     $  36,247,068
   Interest accretion             4,570,678        4,777,576         5,032,790
   Amortization                  (6,086,128)      (6,350,496)       (6,625,602)
                               --------------   ---------------   --------------
   Net amortization              (1,515,450)      (1,572,920)       (1,592,812)
   Revaluation adjustment from
      UTG/FCC merger             (8,409,722)               0                 0
                               --------------   ---------------   --------------
Cost of insurance acquired,
   end of year                $  23,156,164    $  33,081,336     $  34,654,256
                               ==============   ===============   ==============

Estimated net  amortization  expense of cost of insurance  acquired for the next five years is as follows:

                                     Interest                                Net
                                    Accretion      Amortization     Amortization

 2003                            $  4,371,000      $  6,066,000     $  1,695,000
 2004                               4,140,000         6,034,000        1,894,000
 2005                               3,875,000         6,084,000        2,209,000
 2006                               3,560,000         6,422,000        2,862,000
 2007                               3,145,000         5,994,000        2,849,000

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

                                    2002              2001             2000
                               --------------   ---------------   --------------
Deferred, beginning of year   $   3,107,919    $   3,948,496     $   5,127,536

Acquisition costs deferred:
  Commissions                        49,000          108,000           184,000
  Other expenses                     20,000           59,000            89,000
                               --------------   ---------------   --------------
  Total

Interest accretion                   55,000           76,000           100,000
Amortization charged to income     (769,432)      (1,083,577)       (1,552,040)
                               --------------   ---------------   --------------
  Net amortization
                                   (714,432)      (1,007,557)       (1,452,040)
                               --------------   ---------------   --------------
  Change for the year              (645,432)        (840,577)       (1,179,040)
                               --------------   ---------------   --------------

Deferred, end of year         $   2,462,487    $   3,107,919     $   3,948,496
                               ==============   ===============   ==============

          The following  table reflects the  components of the income  statement for the line item  commissions  and  amortization  of deferred  policy acquisition costs:

                                       2002          2001            2000
                                    ------------  ------------   --------------

     Net amortization of deferred
        policy acquisition costs   $    714,432  $  1,007,577  $     1,452,040
     Commissions                         71,429       255,397          637,273
                                    ------------  ------------   --------------
         Total                     $    785,861  $  1,262,974  $     2,089,313
                                    ============  ============   ==============

          Estimated  net  amortization  expense of deferred  policy  acquisition costs for the next five years is as follows:

                             Interest                                  Net
                             Accretion         Amortization       Amortization
                           --------------     ---------------    ---------------

              2003         $      17,000      $      790,000     $       773,000
              2004                15,000             675,000             660,000
              2005                12,000             572,000             560,000
              2006                10,000             476,000             466,000
              2007                 9,000             350,000             341,000

     M.   COST IN EXCESS OF NET ASSETS  PURCHASED - Cost in excess of net assets purchased  is the excess of the amount paid to acquire a company  over the fair value of its net  assets.  On January  1, 2002,  the  Company adopted FASB Statement No. 142, Goodwill and Intangible Assets,  which required that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. Accumulated amortization of cost in excess of net assets  purchased  was  $1,780,146  as of December 31, 2002 and
          2001, respectively.  At December 31, 2002, the Company had no goodwill on its  balance  sheet.  The  goodwill  balance  at year  end 2001 was eliminated in the purchase accounting  valuations relating to the June
          2002 merger of FCC.

     N.   PROPERTY AND EQUIPMENT -  Company-occupied  property,  data processing equipment and  furniture and office  equipment are stated at cost less accumulated  depreciation of $5,748,321 and $5,560,547 at December 31,
          2002  and  2001,   respectively.   Depreciation   is   computed  on  a
          straight-line  basis for financial  reporting purposes using estimated useful  lives of three  to  thirty  years.  Depreciation  expense  was
          $280,148,  $316,900,  and  $372,313  for the years ended  December 31,
          2002, 2001, and 2000, respectively.

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

     Q.   TREASURY  SHARES - The  Company  holds  147,607  and 75,236  shares of common stock as treasury  shares with a cost basis of  $1,193,690  and
          $673,437 at December 31, 2002 and 2001, respectively.

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

     S.   PARTICIPATING  INSURANCE - Participating  business  represents 18% and
          22% of the ordinary  life  insurance in force at December 31, 2002 and
          2001,   respectively.   Premium  income  from  participating  business
          represents  25%,  26%,  and 27% of total  premiums for the years ended
          December  31,  2002,  2001  and  2000,  respectively.  The  amount  of dividends  to  be  paid  is  determined  annually  by  the  respective insurance  subsidiary's  Board of  Directors.  Earnings  allocable  to participating  policyholders are based on legal requirements that vary by state.

     T.   RECLASSIFICATIONS  - Certain prior year amounts have been reclassified to conform to the 2002  presentation.  Such  reclassifications  had no effect on previously reported net income or shareholders' equity.

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

2.  SHAREHOLDER DIVIDEND RESTRICTION

At December 31, 2002,  substantially  all of consolidated  shareholders'  equity represents  net assets of UTG's  subsidiaries.  The payment of cash dividends to shareholders  by UTG is not legally  restricted.  However,  the state  insurance department  regulates  insurance  company dividend payments where the company is domiciled. UG's dividend limitations are described below.

Ohio domiciled  insurance  companies require five days prior notification to the insurance  commissioner  for  the  payment  of an  ordinary  dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory  earnings or b)
10% of statutory  capital and surplus.  For the year ended December 31, 2002, UG had a statutory gain from  operations of $2,062,744.  At December 31, 2002, UG's statutory capital and surplus amounted to $16,030,200.  Extraordinary  dividends
(amounts in excess of ordinary dividend  limitations)  require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid ordinary dividends of $800,000 to the former FCC in 2002, and $1,400,000 to
UTG in 2002.

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

                            Shareholders'          Untaxed
       Company                 Surplus             Balance
----------------------     -----------------    --------------
         ABE           $          5,286,670  $      1,149,693
        APPL                      6,452,554         1,525,367
         UG                      28,019,005         4,363,821

The payment of taxes on this income is not  anticipated;  and,  accordingly,  no deferred taxes have been established.

The life insurance company  subsidiaries file a consolidated  federal income tax return. The non-insurance companies of the group file separate returns.

Life insurance  company taxation is based primarily upon statutory  results with certain  special  deductions  and other items  available  only to life insurance companies. Income tax expense consists of the following components:

                                  2002              2001             2000
                              ---------------  ----------------  ---------------
Current tax expense          $         7,893  $         53,539  $        85,440
Deferred tax expense                 471,462         1,127,594          143,343
                              ---------------  ----------------  ---------------
                             $       479,355  $      1,181,133  $       228,783
                              ===============  ================  ===============

The  Companies  have net operating  loss  carryforwards  for federal  income tax purposes expiring as follows:

                             UTG                UG
                         -------------     -------------
       2019                         0           863,986
       2021                   177,037                 0
                         -------------     -------------
       TOTAL         $        177,037  $        863,986
                         =============     =============

The Company has  established  a deferred tax asset of $364,358 for its operating loss  carryforwards  and has  established  no allowance in the current year. The total  allowances  established  on  deferred  tax  assets in the prior  year was
$183,908.

The following table shows the  reconciliation of net income to taxable income of
UTG:

                                       2002           2001           2000
                                    -------------  -------------  --------------
Net income (loss)                  $  1,499,618   $  2,439,573   $   (696,426)
Federal income tax provision            327,472         12,043         60,550
Loss (gain) of subsidiaries            (861,049)    (2,409,467)       762,656
                                    -------------  -------------  --------------
Taxable income                     $    966,041   $     42,149   $    598,606
                                    =============  =============  ==============

UTG has a net operating loss  carryforward of $177,037 at December 31, 2002. UTG has averaged  approximately $536,000 in taxable income over the past three years and must average taxable income of approximately  $10,000 over the next 19 years to fully realize its net operating loss  carryforward,  as UTG's  operating loss carryforward  does not expire until the year 2021. UG has a net  operating  loss carryforward of $863,986 at December 31, 2002. UG must average taxable income of approximately  $50,000 over the next 17 years to fully realize its net operating loss carryforward, as UG's operating loss carryforward does not expire until the year  2019.  Management  believes  future  earnings  of both  UTG and UG will be sufficient to fully utilize their  respective net operating loss  carryforwards.
Therefore,    management   has    established   no   allowance   for   potential
uncollectibility of its loss carryforwards in the current year.

The  expense or  (credit)  for income  differed  from the  amounts  computed  by applying the applicable  United States statutory rate of 35% before income taxes as a result of the following differences:

                                                      2002           2001          2000
                                                   -------------  ------------- --------------
Tax computed at statutory rate                    $   784,906    $ 1,467,257      (247,474)
Changes in taxes due to:
  Cost in excess of net assets purchased                    0         31,500        31,500
  Current year loss for which no benefit realized           0              0       546,231
  Benefit of prior losses                            (309,710)      (159,456)     (139,061)
  Other                                                 4,159       (158,168)       37,587
                                                   -------------  ------------- --------------
Income tax expense                                $   479,355    $ 1,181,133       228,783
                                                   =============  ============= ==============

The following table  summarizes the major  components that comprise the deferred tax liability as reflected in the balance sheets:

                                                2002                  2001
                                           ----------------      ---------------
Investments                            $       2,883,414     $       1,820,177
Cost of insurance acquired                     9,328,616            12,835,481
Deferred policy acquisition costs                861,870             1,087,772
Management/consulting fees                      (321,086)             (508,101)
Future policy benefits                        (1,014,369)           (1,531,687)
Gain on sale of subsidiary                     2,312,483             2,312,483
Net operating loss carryforward                 (364,358)             (564,303)
Other liabilities                               (130,594)             (372,303)
Federal tax DAC                               (1,316,916)           (1,509,996)
                                           ----------------      ---------------
Deferred tax liability                 $      12,239,060     $      13,569,523
                                           ================      ===============

4.  ANALYSIS OF INVESTMENTS, INVESTMENT INCOME AND INVESTMENT GAIN

A.   NET INVESTMENT  INCOME - The following table reflects net investment income by type of investment:

                                                                December 31,
                                          ------------------------------------------------------
                                                   2002             2001             2000
                                               --------------   ---------------  ---------------
Fixed maturities and fixed maturities
  held for sale                               $   10,302,735   $   10,831,162   $   11,775,706
Equity securities                                    131,778          131,263          116,327
Mortgage loans                                     1,749,935        2,715,834        1,777,374
Real estate                                          730,501          488,168          611,494
Policy loans                                         965,227          970,142          997,381
Other long-term investments                                0                0          655,418
Short-term investments                                26,522          110,229          158,378
Cash                                                 211,293          606,128          936,433
                                               --------------   ---------------  ---------------
Total consolidated investment income              14,117,991       15,852,926       17,028,511
Investment expenses                                 (771,167)        (785,867)        (942,678)
                                               --------------   ---------------  ---------------
Consolidated net investment income            $   13,346,824   $   15,067,059   $   16,085,833
                                               ==============   ===============  ===============

At December 31,  2002,  the Company had a total of $656,716 in  investment  real estate and $1,477,950 in equity securities,  which did not produce income during
2002.

The  following  table  summarizes  the  Company's  fixed  maturity  holdings and investments held for sale by major classifications:

                                                                         Carrying Value
                                                             -------------------------------------
                                                                      2002              2001
                                                                  --------------     -------------
 Investments held for sale:
     Fixed maturities
         U.S. Government, government agencies and authorities    $   27,646,891     $  36,182,839
         State, municipalities and political subdivisions               212,015           202,256
         Collateralized mortgage obligations                         66,820,749        54,003,623
         All other corporate bonds                                   14,024,863         8,239,722
                                                                  --------------     -------------
                                                                 $  108,704,518     $  98,628,440
                                                                  ==============     =============

     Equity securities
         Banks, trust and insurance companies                    $    1,209,756     $   1,100,000
         Industrial and miscellaneous                                 3,674,114         2,752,716
                                                                  --------------     -------------
                                                                 $    4,883,870     $   3,852,716
                                                                  ==============     =============

 Fixed maturities held to maturity:
     U.S. Government, government agencies and authorities        $    7,480,490     $   6,904,757
     State, municipalities and political subdivisions                 8,195,248        11,788,567
     Collateralized mortgage obligations                                 60,820           128,471
     Public utilities                                                15,134,965        22,219,127
     All other corporate bonds                                       27,456,140        33,964,473
                                                                  --------------     -------------
                                                                 $   58,327,663     $  75,005,395
                                                                  ==============     =============

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

       Below Investment
      Grade Investments                2002             2001           2000
 -----------------------------     --------------    ------------   ------------
 Public Utilities                $     1,274,374   $   2,091,138  $           0
 CMO                                      40,146          43,189        239,165
 Corporate                             1,370,622         271,420         23,000
                                   --------------    ------------   ------------
 Total                           $     2,685,142   $   2,405,747  $     262,165
                                   ==============    ============   ============

B.   INVESTMENT SECURITIES

     The amortized cost and estimated market values of investments in securities including investments held for sale are as follows:

                                           Cost or          Gross           Gross          Estimated
                                          Amortized       Unrealized      Unrealized        Market
2002                                        Cost            Gains           Losses           Value
------------------------------------     -------------    ------------   --------------   -------------
Investments held for sale:
  U.S. Government and govt.
    Agencies and authorities            $  26,271,281    $  1,375,610   $           0    $  27,646,891
  States, municipalities and
    Political subdivisions                    193,619          18,396               0          212,015
  Collateralized mortgage
    Obligations                            65,603,941       1,225,986          (9,178)      66,820,749
  Public utilities                                  0               0               0                0
  All other corporate bonds                13,176,046         869,187         (20,370)      14,024,863
                                         -------------    ------------   --------------   -------------
                                          105,244,887       3,489,179         (29,548)     108,704,518
  Equity securities                         4,122,887       1,795,527      (1,034,544)       4,883,870
                                         -------------    ------------   --------------   -------------
  Total                                 $ 109,367,774    $  5,284,706   $  (1,064,092)   $ 113,588,388
                                         =============    ============   ==============   =============

Fixed maturities held to maturity:
  U.S. Government and govt.
    Agencies and authorities            $   7,480,490    $    403,473   $          (3)   $   7,883,960
  States, municipalities and
    Political subdivisions                  8,195,248         406,211          (7,753)       8,593,706
  Collateralized mortgage
    Obligations                                60,820           4,296               0           65,116
  Public utilities                         15,134,965         509,875         (96,029)      15,548,811
  All other corporate bonds                27,456,140       1,058,270         (88,938)      28,425,472
                                         -------------    ------------   --------------   -------------
  Total                                 $  58,327,663    $  2,382,125   $    (192,723)   $  60,517,065
                                         =============    ============   ==============   =============

                                            Cost or          Gross           Gross          Estimated
                                           Amortized       Unrealized      Unrealized        Market
2001                                          Cost           Gains           Losses           Value
--------------------------------------    --------------   ------------   --------------   -------------
Investments held for sale:
  U.S. Government and govt.
    Agencies and authorities             $   35,240,384   $    942,455   $           0    $  36,182,839
  States, municipalities and
    Political subdivisions                      192,059         10,197               0          202,256
  Collateralized mortgage
    Obligations                              53,777,577        447,019        (220,973)      54,003,623
  Public utilities                                    0              0               0                0
  All other corporate bonds                   8,374,074            321        (134,673)       8,239,722
                                          --------------   ------------   --------------   -------------
                                             97,584,094      1,399,992        (355,646)      98,628,440
  Equity securities                           3,937,812        953,448      (1,038,544)       3,852,716
                                          --------------   ------------   --------------   -------------
  Total                                  $  101,521,906   $  2,353,440   $  (1,394,190)   $ 102,481,156
                                          ==============   ============   ==============   =============

Fixed maturities held to maturity:
  U.S. Government and govt.
    Agencies and authorities             $    6,904,757   $    280,101   $        (893)   $   7,183,965
  States, municipalities and
    Political subdivisions                   11,788,567        360,714        (119,497)      12,029,784
  Collateralized mortgage
    Obligations                                 128,471          4,820               0          133,291
  Public utilities                           22,219,127        859,864         (70,947)      23,008,044
  All other corporate bonds                  33,964,473      1,410,244          (4,391)      35,370,326
                                          --------------   ------------   --------------   -------------
  Total                                  $   75,005,395   $  2,915,743   $    (195,728)   $  77,725,410
                                          ==============   ============   ==============   =============

     The  amortized  cost  and  estimated  market  value of debt  securities  at
     December 31,  2002,  by  contractual  maturity,  is shown  below.  Expected maturities will differ from contractual  maturities  because  borrowers may have the  right  to call or  prepay  obligations  with or  without  call or prepayment penalties.

       Fixed Maturities Held for Sale                               Estimated
                                                Amortized             Market
             December 31, 2002                    Cost                Value
-----------------------------------------     --------------      --------------
Due in one year or less                     $     1,027,197     $     1,062,985
Due after one year through five years            31,766,665          33,309,128
Due after five years through ten years            6,688,465           7,334,766
Due after ten years                                 158,619             176,890
Collateralized mortgage obligations              65,603,941          66,820,749
                                              --------------      --------------
Total                                       $   105,244,887     $   108,704,518
                                              ==============      ==============

                                                                    Estimated
     Fixed Maturities Held to Maturity          Amortized            Market
             December 31, 2002                    Cost                Value
-----------------------------------------     --------------      --------------
Due in one year or less                     $    27,179,794     $    27,550,341
Due after one year through five years            26,921,769          28,509,885
Due after five years through ten years            1,858,205           2,070,897
Due after ten years                               2,307,075           2,320,826
Collateralized mortgage obligations                  60,820              65,116
                                              --------------      --------------
Total                                       $    58,327,663     $    60,517,065
                                              ==============      ==============

     An analysis of sales,  maturities and principal repayments of the Company's fixed maturities  portfolio for the years ended December 31, 2002, 2001 and
     2000 is as follows:

                                     Cost or         Gross          Gross          Proceeds
                                    Amortized       Realized       Realized          From
Year ended December 31, 2002           Cost          Gains          Losses           Sale
---------------------------------   -------------   -----------   -------------   -------------
Scheduled principal repayments,
   Calls and tenders:
     Held for sale                 $  29,746,832   $     1,689   $          0    $  29,748,521
     Held to maturity                 20,071,850         7,782         (6,744)      20,072,888
Sales:
      Held for sale                            0             0              0                0
      Held to maturity                         0             0              0                0
                                    -------------   -----------   -------------   -------------
  Total                            $  49,818,682   $     9,471   $     (6,744)   $  49,821,409
                                    =============   ===========   =============   =============

                                         Cost or         Gross          Gross          Proceeds
                                        Amortized       Realized       Realized          From
Year ended December 31, 2001               Cost          Gains          Losses           Sale
---------------------------------   -------------   -----------   -------------   -------------
Scheduled principal repayments,
   Calls and tenders:
     Held for sale                 $  23,583,564   $    10,440   $          0    $  23,594,004
     Held to maturity                 47,921,354        34,690       (107,234)      47,848,810
Sales:
      Held for sale                    6,518,181       197,044              0        6,715,225
      Held to maturity                         0             0              0                0
                                    ------------   -----------   -------------   -------------
  Total                            $  78,023,099   $   242,174   $   (107,234)   $  78,158,039
                                    =============   ===========   =============   =============

                                         Cost or         Gross          Gross          Proceeds
                                        Amortized       Realized       Realized          From
Year ended December 31, 2000               Cost          Gains          Losses           Sale
---------------------------------   -------------   -----------   -------------   -------------
Scheduled principal repayments,
   Calls and tenders:
     Held for sale                 $   5,611,476   $        71   $     (3,847)   $   5,607,700
     Held to maturity                 27,047,819        59,463         (4,133)      27,103,149
Sales:
      Held for sale                            0             0              0                0
      Held to maturity                         0             0              0                0
                                    -------------   -----------   -------------   -------------
  Total                            $  32,659,295   $    59,534   $     (7,980)   $  32,710,849
                                    =============   ===========   =============   =============

C.   INVESTMENTS  ON DEPOSIT - At  December  31,  2002,  investments  carried at approximately  $12,386,000  were on deposit  with various  state  insurance departments.

5.  DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The financial  statements  include various  estimated fair value  information at
December 31, 2002 and 2001,  as required by  Statement  of Financial  Accounting
Standards  107,  Disclosure  about Fair Value of  Financial  Instruments  ("SFAS
107"). Such information,  which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company.

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

(e)  Policy loans

It is not  practical  to estimate the fair value of policy loans as they have no stated  maturity  and their  rates are set at a fixed  spread to related  policy liability  rates.  Policy loans are carried at the  aggregate  unpaid  principal balances in the consolidated  balance sheets, and earn interest at rates ranging from 4% to 8%.  Individual  policy  liabilities  in all  cases  equal or  exceed outstanding policy loan balances.

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

                                                   2002                                 2001
                                   --------------------------------------------------------------------------
                                                           Estimated                            Estimated
                                        Carrying             Fair             Carrying             Fair
Assets                                   Amount              Value             Amount             Value
                                      --------------     --------------    ---------------    ---------------
Fixed maturities                    $    58,327,663    $    60,517,065   $     75,005,395   $     77,725,410
Fixed maturities held for sale          108,704,518        108,704,518         98,628,440         98,628,440
Equity securities                         4,883,870          4,883,870          3,852,716          3,852,716
Mortgage loans on real estate            23,804,827         23,882,286         23,386,895         23,360,333
Investment in real estate                17,503,812         17,503,812         18,226,451         18,226,451
Policy loans                             13,346,504         13,346,504         13,608,456         13,608,456
Short-term investments                      377,676            377,676            581,382            581,382

Liabilities
Notes payable                             2,995,275          3,148,352          4,400,670          4,696,612

6.  STATUTORY EQUITY AND INCOME FROM OPERATIONS

The  Company's  insurance  subsidiaries  are  domiciled in Ohio and Illinois and prepare their statutory-based financial statements in accordance with accounting practices prescribed or permitted by the respective insurance department.  These principles differ significantly from accounting principles generally accepted in the  United  States of  America.  "Prescribed"  statutory  accounting  practices include state laws, regulations,  and general administrative rules, as well as a variety of publications of the National  Association of Insurance  Commissioners
("NAIC").  "Permitted"  statutory  accounting practices encompass all accounting practices  that are not  prescribed;  such  practices  may differ  from state to state, from company to company within a state, and may change in the future. The
NAIC recently completed the process of codifying statutory accounting practices, the result of which is to constitute the only source of  "prescribed"  statutory accounting  practices.  The new rules  promulgated by the codifying of statutory accounting  practices  became  effective  January  1, 2001.  Accordingly,  these uniform rules change  prescribed  statutory  accounting  practices and result in changes to the accounting  practices that insurance  enterprises  use to prepare their statutory financial  statements.  Implementation of the codification rules did not have a  material  financial  impact on the  financial  condition  of the
Company's life insurance subsidiaries. UG's total statutory shareholders' equity was $16,030,200 and $16,105,265 at December 31, 2002 and 2001, respectively. The
Company's life insurance  subsidiaries  reported  combined  statutory  operating income before taxes  (exclusive  of  intercompany  dividends)  of  approximately
$2,700,000, $2,913,000 and $2,091,000 for 2002, 2001 and 2000, respectively.

7.  REINSURANCE

As is customary in the insurance  industry,  the insurance  subsidiaries  of the
Company cede insurance to, and assume insurance from, other insurance  companies under  reinsurance  agreements.  Reinsurance  agreements are intended to limit a life insurer's maximum loss on a large or unusually  hazardous risk or to obtain a  greater  diversification  of  risk.  The  ceding  insurance  company  remains primarily  liable with respect to ceded insurance should any reinsurer be unable to meet the obligations  assumed by it. However,  it is the practice of insurers to reduce  their  exposure to loss to the extent  that they have been  reinsured with  other  insurance  companies.  The  Company  sets a limit on the  amount of insurance  retained on the life of any one person.  The Company  will not retain more than $125,000,  including  accidental  death benefits,  on any one life. At
December 31, 2002, the Company had gross insurance in force of $2.441 billion of which approximately $527 million was ceded to reinsurers.

The Company's  reinsured business is ceded to numerous  reinsurers.  The Company believes the assuming  companies are able to honor all contractual  commitments, based on the Company's periodic reviews of their financial statements, insurance industry reports and reports filed with state insurance departments.

Currently,  the Company is utilizing reinsurance  agreements with Business Mens'
Assurance  Company,  ("BMA") and Swiss Re Life and Health  America  Incorporated
("SWISS  RE").  BMA and SWISS RE  currenty  hold an "A"  (Excellent),  and "A++"
(Superior) rating, respectively, from A.M. Best, an industry rating company. The reinsurance  agreements  were  effective  December  1,  1993,  and cover all new business of the Company.  The  agreements  are a yearly  renewable  term ("YRT")
treaty where the Company cedes  amounts  above its  retention  limit of $100,000 with a minimum cession of $25,000.

UG entered a  coinsurance  agreement  with Park  Avenue Life  Insurance  Company
("PALIC") as of September 30, 1996.  Under the terms of the agreement,  UG ceded to PALIC substantially all of its paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  PALIC and  its  ultimate  parent  The  Guardian  Life  Insurance  Company  of  America
("Guardian"),  currently hold an "A"  (Excellent),  and "A+" (Superior)  rating, respectively,  from A.M. Best, an industry  rating  company.  The agreement with
PALIC  accounts for  approximately  66% of the  reinsurance  receivables,  as of
December 31, 2002.

On  September  30,  1998,  UG  entered  into a  coinsurance  agreement  with The
Independent Order of Vikings, an Illinois fraternal  organization ("IOV"). Under the terms of the agreement,  UG agreed to assume on a coinsurance  basis, 25% of the reserves and liabilities arising from all inforce insurance contracts issued by the IOV to its members.  At December 31, 2002, the IOV insurance  inforce was
approximately   $1,700,000,   with  reserves   being  held  on  that  amount  of
approximately $400,000.

On June 1, 2000, UG assumed an already  existing  coinsurance  agreement,  dated
January  1,  1992,  between  Lancaster  Life  Reinsurance  Company,  an  Arizona
corporation   ("LLRC")  and  Investors   Heritage  Life  Insurance   Company,  a
corporation  organized under the laws of the  Commonwealth of Kentucky  ("IHL").
Under the terms of the  agreement,  LLRC  agreed to assume  from IHL a 90% quota share of new issues of credit life and  accident and health  policies  that have been written on or after January 1, 1992 through  various  branches of the First
Southern  National Bank. The maximum amount of credit life insurance that can be assumed on any one individual's  life is $15,000.  UG assumed all the rights and obligations  formerly  held by  LLRC as the  reinsurer  in the  agreement.  LLRC liquidated its charter immediately following the transfer. At December 31, 2002,
IHL has insurance inforce of approximately $3,700,000,  with reserves being held on that amount of approximately $45,000.

On October 1, 2002,  APPL entered into a 100%  coinsurance  agreement,  with UG, whereby  APPL  ceded  and UG  assumed  all  policies  in force of APPL as of the effective  date of the  agreement.  Under the  coinsurance  arrangement,  UG has primary  responsibility for the policies,  but APPL remains  contingently liable for  the  policies.  At  December  31,  2002,  APPL  has  insurance  inforce  of
approximately  $160,000,000,   with  reserves  being  held  on  that  amount  of
approximately $20,800,000, which were assumed by UG in the transaction.

The Company does not have any short-duration  reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2002,
2001 and 2000 was as follows:

                                          Shown in thousands
                       ---------------------------------------------------------
                            2002                2001                 2000
                          Premiums            Premiums             Premiums
                           Earned              Earned               Earned
                       ----------------    ----------------     ----------------
Direct             $            18,597 $            20,333 $            22,970
Assumed                             96                 111                  76
Ceded                           (2,701)             (3,172)             (3,556)
                       ----------------    ----------------    ----------------
Net premiums       $            15,992 $            17,272 $            19,490
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
Although the Company cannot predict the amount of any future  assessments,  most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would  threaten an  insurer's  financial  strength.  Mandatory assessments may be partially recovered through a reduction in future premium tax in some states. The Company does not believe such assessments will be materially different from amounts already provided for in the financial statements,  though the Company has no control over such assessments.

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

On June 10, 2002 UTG and Fiserv LIS formed an alliance  between their respective organizations to provide third party  administration (TPA) services to insurance companies  seeking business process  outsourcing  solutions.  Fiserv LIS will be responsible  for the marketing and sales  function for the alliance,  as well as providing the operations  processing  service for the Company.  The Company will staff the administration  effort. To facilitate the alliance,  the Company plans to convert its  existing  business and TPA clients to "ID3",  a software  system owned by Fiserv LIS to administer an array of life,  health and annuity products in the insurance industry.  Fiserv LIS is a unit of Fiserv, Inc. (Nasdaq:  FISV)
which is an independent, full-service provider of integrated data processing and information  management  systems to the  financial  industry,  headquartered  in
Brookfield, Wisconsin.

In June 2002, the Company entered into a five-year  contract with Fiserv LIS for services  related to their  purchase  of the "ID3"  software  system.  Under the contract,  the  Company  is  required  to pay  $12,000  per  month  in  software maintenance  costs and  $5,000  per month in  offsite  data  center  costs for a five-year period from the date of the signing.

The Company is currently  evaluating its alternatives to converting its existing business to "ID3". Currently,  the Company is analyzing alternatives and options for the  conversion  with total  costs  ranging  from  $500,000  to  $1,700,000.
Alternatives  include  completing the conversion  with the existing staff of the
Company,  to  outsourcing  the entire  conversion  to Fiserv LIS.  Management is reviewing  the possible  alternatives,  weighing the pros and cons of each,  and expects to make a decision shortly.

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
recapitalizations.  For the five-year period starting January 1, 1998 and ending
December 31, 2002, the Company had total  earnings of $17,011,307  applicable to this covenant. Therefore, UTG did not meet the earnings requirements stipulated, and UTG believes it will be required to issue 500,000  additional  shares to FSF or its assigns. Pursuant to the covenant, a final accounting and issuance of any shares due are to occur by April 30, 2003.

David A. Morlan,  individually and on behalf of all others similarly situated v.
Universal  Guaranty  Life Ins.,  United Trust  Assurance  Co.,  United  Security
Assurance  Co.,  United Trust Group,  Inc. and First  Commonwealth  Corporation,
(U.S. District Court for the Southern District of Illinois)

On April 26, 1999,  the above  lawsuit was filed by David Morlan and Louis Black in the Southern District of Illinois against  Universal  Guaranty Life Insurance
Company ("UG") and United Trust Assurance  Company  ("UTAC")  (merged into UG in
1992).  After the lawsuit was filed,  the plaintiffs,  who were former insurance salesmen, amended their complaint, dropped Louis Black as a plaintiff, and added
United Security  Assurance  Company ("USAC") (merged into UG in 1999) and UTG as defendants.  The plaintiffs are alleging that they were employees of UG, UTAC or
USAC rather than  independent  contractors.  The  plaintiffs  are seeking  class action status and have asked to recover  various  employee  benefits,  costs and attorneys'  fees, as well as monetary  damages based on the defendants'  alleged failure to  withhold  certain  taxes.  A trial date has been  currently  set for
August 26, 2003.

The Company continues to believe that it has meritorious  grounds to defend this lawsuit, and it intends to defend the case vigorously. The Company believes that the defense and ultimate  resolution  of the lawsuit  should not have a material adverse effect upon the business,  results of operations or financial  condition of the Company. Nevertheless, if the lawsuit were to be successful, it is likely that such  resolution  would have a  material  adverse  effect on the  Company's business,  results of operations and financial condition.  At December 31, 2002, the Company  maintains a liability  of $250,000 to cover  estimated  legal costs associated with the defense of this matter.

UTG and its  subsidiaries  are named as  defendants in a number of legal actions arising as a part of the  ordinary  course of  business  relating  primarily  to claims made under  insurance  policies.  Those  actions have been  considered in establishing  the Company's  liabilities.  Management is of the opinion that the settlement  of those  actions  will not have a  material  adverse  effect on the
Company's financial position or results of operations.

9.  RELATED PARTY TRANSACTIONS

On November 15, 2002,  North Plaza acquired 229 acres of timberland from Millard
V. Oakley,  a director of UTG, for a total purchase  price of $54,811.  The land acquired was adjacent to land already owned by North Plaza.  The purchase  price was consistent with other recent similar land acquisitions made by North Plaza.

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

At its September  2002 meeting,  the Board of Directors of UTG approved  initial offerings under the plan to qualified individuals.  This initial offering was at a purchase  price of $12.00 per  share.  A total of 58,891  shares of UTG common stock  were  issued  under  this  plan  in  2002,  to  eight  individuals.  Each
participant   under  the  plan  executed  a  "stock   restriction  and  buy-sell
agreement",  which among other things provides UTG with a right of first refusal on any future sales of the shares acquired by the participant under this plan.

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
preceding the month in which the sale of such shares to UTG occurs.  At December
31,  2002,  shares  issued  under this  program  had a value of $11.94 per share pursuant to the above formula.

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
recapitalizations.  For the five-year period starting January 1, 1998 and ending
December 31, 2002, the Company had total  earnings of $17,011,307  applicable to this covenant. Therefore, UTG did not meet the earnings requirements stipulated, and UTG believes it will be required to issue 500,000  additional  shares to FSF or its assigns. Pursuant to the covenant, a final accounting and issuance of any shares due are to occur by April 30, 2003.

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
to receive $250 in cash per share ($2,480,000 in the aggregate).

At a December  17, 2001 joint  meeting of the board of directors of UTG, FCC and
their  insurance  subsidiaries,   the  boards  of  directors  of  the  insurance
subsidiaries discussed and decided to further explore and pursue a possible sale of the insurance  charters of each of APPL and ABE. In the alternative to a sale of the APPL charter,  the boards also discussed and decided to further explore a possible  merger of APPL into UG. At the September 24, 2002 joint meeting of the board  of  directors  of UTG and  its  insurance  subsidiaries,  the  boards  of directors of UG and ABE each approved the  exploration  of a merger  transaction whereby ABE will be merged with and into UG. The UG and ABE Boards are  expected to approve the merger  transaction at the March 2003 meeting.  The completion of the  transaction is contingent  upon the necessary  regulatory  approvals and is expected to be completed in mid 2003.

In preparation  for a possible  charter sale of APPL, UG and APPL entered into a
100% coinsurance  agreement  effective  October 1, 2002,  whereby UG assumed and
APPL ceded all of the existing business of APPL. The coinsurance transaction had no  financial  impact on the  consolidated  financial  statements  or  operating results of UTG.

On September 27, 2001, UG purchased real estate at a cost of $6,333,336  from an outside  third party through the formation of an LLC in which UG is a two-thirds owner.  The other one-third  partner is Millard V. Oakley,  who is a Director of
UTG. Hampshire Plaza, LLC consists of a twenty story, 254,000 square foot office tower,  an attached  72,000  square foot retail plaza,  and an attached  parking garage  with  approximately  350  parking  spaces  located  in  Manchester,  New
Hampshire.

On November  15, 2001,  UTG was  extended a  $3,300,000  line of credit from the
First National Bank of the  Cumberlands  located in Livingston,  Tennessee.  The
First National Bank of the  Cumberlands is owned by Millard V. Oakley,  who is a
Director of UTG. The original  line of credit  expired one year from the date of issue and was  renewed  in 2002 for an  additional  one-year  term.  The line of credit is available for general business uses. The interest rate provided for in the  agreement is variable and indexed to be the lowest of the U.S.  prime rates as published in the money section of the Wall Street Journal,  with any interest rate  adjustments to be made monthly.  During 2002, the Company borrowed a total of  $1,600,000  under  this line of credit  and  incurred  interest  expense  of
$17,419.  All funds drawn were repaid prior to December 31, 2002.  No borrowings were incurred during 2001.

On October 26, 2001,  APPL effected a reverse stock split,  as a result of which
(i) it became a  wholly-owned  subsidiary  of UG, and an  indirect  wholly-owned subsidiary of UTG, and (ii) its minority  shareholders  received an aggregate of
$1,055,295  in respect of their  shares.  Prior to the reverse  stock split,  UG owned 88% of the outstanding shares of APPL.

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

During 2000 and 2001, FCC paid a majority of the general  operating  expenses of
the  affiliated   group.  FCC  then  received   management,   service  fees  and
reimbursements  from the various  affiliates.  Beginning in January 2002, and in anticipation  of the merger of FCC,  UTG began  paying a majority of the general operating  expenses of the  affiliated  group.  Following the FCC merger in June
2002, UTG also assumed the rights and  obligations of the management and service fees agreements with the various affiliates originally held by FCC.

UTG paid FCC $0, $550,000 and $750,000 in 2002, 2001 and 2000,  respectively for reimbursement  of costs  attributed to UTG.  During 2002 through the date of the
FCC merger,  FCC paid $3,200,000 to UTG for reimbursement of costs attributed to
FCC and  affiliates  under which FCC had  management  and cost sharing  services arrangements.

On January 1, 1993,  FCC  entered an  agreement  with UG  pursuant  to which FCC provided management services necessary for UG to carry on its business.  UG paid
$2,974,088,   $6,156,903  and  $6,061,515  to  FCC  in  2002,   2001  and  2000,
respectively. UG paid $3,025,194 to UTG in 2002 under this arrangement.

ABE paid fees to FCC pursuant to a cost sharing and  management  fee  agreement.
FCC provided management services for ABE to carry on its business. The agreement required ABE to pay a percentage of the actual expenses incurred by FCC based on certain activity indicators of ABE business to the business of all the insurance company  subsidiaries  plus a management fee based on a percentage of the actual expenses  allocated to ABE. ABE paid fees of $188,494,  $332,673 and $371,211 in
2002,  2001 and  2000,  respectively  under  this  agreement.  ABE paid  fees of
$170,729 in 2002 to UTG under this agreement.

APPL had a  management  fee  agreement  with FCC  whereby FCC  provided  certain administrative  duties,  primarily data processing and investment  advice.  APPL
paid  fees  of  $222,000,   $444,000  and  $444,000  in  2002,  2001  and  2000,
respectively under this agreement. APPL paid fees of $222,000 to UTG during 2002 under this agreement.

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
UG paid $70,140,  $79,730 and $34,721 in servicing fees and $35,127, $22,626 and
$91,392 in origination fees to FSNB during 2002, 2001 and 2000, respectively.

The  Company  reimbursed  expenses  incurred by Mr.  Correll  and Mr.  Attkisson relating  to travel and other  costs  incurred  on behalf of or  relating to the
Company. The Company paid $74,621,  $145,407 and $96,599 in 2002, 2001 and 2000, respectively to First Southern Bancorp,  Inc. in reimbursement of such costs. In addition,  beginning in 2001,  the Company began  reimbursing  FSBI a portion of salaries for Mr. Correll and Mr.  Attkisson.  The  reimbursement was approved by the UTG board of directors  and totaled  $169,651 and $128,411 in 2002 and 2001, respectively, which included salaries and other benefits.

10.  CAPITAL STOCK TRANSACTIONS

A.    EMPLOYEE AND DIRECTOR STOCK PURCHASE PROGRAM

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

A total of  400,000  shares of common  stock  may be  purchased  under the plan, subject to appropriate  adjustment for stock dividends,  stock splits or similar recapitalizations  resulting  in a  change  in  shares  of UTG.  The plan is not intended to qualify as an "employee  stock  purchase  plan" under Section 423 of the Internal Revenue Code. At its September 2002 meeting, the Board of Directors of UTG  approved  initial  offerings  under  the plan to  qualified  individuals totaling  367,000 shares,  subject to the  registration or  qualification of the shares for sale under Federal or applicable state securities laws. These initial offers  were made  November 1, 2002,  at which time each  offeree had 30 days to accept the offer, execute the appropriate documents and pay for the shares to be acquired.  At the end of the 30-day  period,  the offers  expired.  This initial offering was at a purchase price of $12.00 per share. Eight individuals acquired stock under the plan from this initial offering with a total of 58,891 shares of
UTG common  stock  issued.  Each  participant  under the plan  executed a "stock restriction and buy-sell agreement",  which among other things provides UTG with a right of first  refusal on any  future  sales of the  shares  acquired  by the participant under this plan.

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
preceding the month in which the sale of such shares to UTG occurs.  At December
31,  2002,  shares  issued  under this  program  had a value of $11.94 per share pursuant to the above formula.

B.    STOCK REPURCHASE PROGRAM

On June 5, 2001, the board of directors of UTG  authorized  the repurchase  from time to time in the open market or in privately negotiated transactions of up to
$1 million of UTG's  common  stock.  Repurchased  shares will be  available  for future issuance for general corporate  purposes.  Through February 28, 2003, UTG has spent $682,237 in the acquisition of 97,115 shares under this program.

C.     STOCK REPURCHASES

In April 2001,  UTG  completed the purchase of 22,500 shares of UTG common stock and 544  shares of First  Commonwealth  Corporation  common  stock from James E.
Melville and family pursuant to the Melville Purchase  Agreement in exchange for five year promissory notes of UTG in the aggregate principal amount of $288,800.
During 2002, UTG made  principal  reductions  totaling  $115,520 on the Melville notes.

In April 2001,  UTG completed the purchase of 559,440 shares of UTG common stock from Larry E. Ryherd and family  pursuant to the Ryherd  Purchase  Agreement  in exchange for cash and a five-year promissory note of UTG in the principal amount of $3,527,494.  During 2002,  UTG made a principal  reduction of $705,499 on the
Ryherd note.  Subsequent to year-end 2002 an additional  principal  reduction of
$705,499 was made on the Ryherd note.

In April 2001, UTG also purchased in a separate transaction 10,891 shares of UTG common  stock from Robert E. Cook, a former  director,  for cash and a five-year promissory  note of UTG in the  principal  amount of $69,702.  During 2002,  UTG repaid this note in full.

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
recapitalizations.  For the five-year period starting January 1, 1998 and ending
December 31, 2002, the Company had total  earnings of $17,011,307  applicable to this covenant. Therefore, UTG did not meet the earnings requirements stipulated, and UTG believes it will be required to issue 500,000  additional  shares to FSF or its assigns. Pursuant to the covenant, a final accounting and issuance of any shares due are to occur by April 30, 2003.

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

As of December 31, 2002,  no options  were  exercised  and all options have been forfeited.

                                                2002                             2001                            2000
                                    ------------------------------  -------------------------------  ------------------------------
                                                   EXERCISE PRICE                  EXERCISE PRICE                   EXERCISE PRICE
                                       SHARES                          SHARES                           SHARES
                                    -------------  ---------------  -------------  ----------------  -------------  ---------------
Outstanding at beginning of
  Period                                       0           $15.00         19,108            $15.00        166,104           $15.00
Granted                                        0             0.00              0              0.00              0             0.00
Exercised                                      0             0.00              0              0.00              0             0.00
Forfeited                                      0            15.00         19,108             15.00        146,996            15.00
                                    -------------  ---------------  -------------  ----------------  -------------  ---------------
Outstanding at end of period                   0           $15.00              0            $15.00         19,108           $15.00
                                    =============  ===============  =============  ================  =============  ===============

E.  EARNINGS PER SHARE CALCULATIONS

The following is a  reconciliation  of the  numerators and  denominators  of the basic and diluted EPS computations as presented on the income statement.

                                                            For the year ended December 31, 2002
                                                   --------------- ------ ------------------ ---- -----------------
                                                       Income                  Shares                Per-Share
                                                    (Numerator)             (Denominator)              Amount
                                                   ---------------        ------------------      -----------------
Basic EPS
Income available to common shareholders         $      1,499,618                 3,505,424     $            0.43
                                                                                                  =================

Effect of Dilutive Securities
Earnings covenant                                              0                   500,000
Options                                                        0                         0
                                                   ---------------        ------------------

Diluted EPS
Income available to common shareholders and     $
assumed conversions                                    1,499,618                 4,005,424     $            0.37
                                                   ===============        ==================      =================

                                                            For the year ended December 31, 2001
                                                   --------------- ------ ------------------ ---- -----------------
                                                       Income                  Shares                Per-Share
                                                    (Numerator)             (Denominator)              Amount
                                                   ---------------        ------------------      -----------------
Basic EPS
Income available to common shareholders         $      2,439,573                 3,733,432     $            0.65
                                                                                                  =================

Effect of Dilutive Securities
Convertible notes                                              0                         0
Options                                                        0                         0
                                                   ---------------        ------------------

Diluted EPS
Income available to common shareholders and     $
assumed conversions                                    2,439,573                 3,733,432     $            0.65
                                                   ===============        ==================      =================

                                                            For the year ended December 31, 2000
                                                   --------------- ------ ------------------ ---- -----------------
                                                       Income                  Shares                Per-Share
                                                    (Numerator)             (Denominator)              Amount
                                                   ---------------        ------------------      -----------------
Basic EPS
Income available to common shareholders         $       (696,426)                4,056,439     $           (0.17)
                                                                                                  =================

Effect of Dilutive Securities
Convertible notes                                              0                         0
Options                                                        0                         0

                                                   ---------------        ------------------

Diluted EPS
Income available to common shareholders and     $                                 4,056,439
assumed conversions                                     (696,426)                              $           (0.17)
                                                   ===============        ==================      =================

At  December  31,  2002,  UTG has an  obligation  to issue to FSF or its assigns
500,000 shares of UTG common stock, as the result of a failed earnings  covenant
(See note 10D to the  consolidated  financial  statements  above).  As such, the computation of diluted  earnings per share differs from basic earnings per share for the year ending December 31, 2002. UTG had no stock options  outstanding for the year ended December 31, 2001. As such, the  computation of diluted  earnings per share is the same as basic  earnings  per share at  December  31,  2001.  In accordance  with  Statement  of  Financial  Accounting  Standards  No. 128,  the
computation  of diluted  earnings  per share is the same as basic  earnings  per share for the year ending  December 31, 2000,  since the Company had a loss from continuing  operation  for  the  year  presented,  and any  assumed  conversion, exercise, or contingent issuance of securities would have an antidilutive effect on earnings per share.

UTG had granted  stock  options to FSF of  1,450,000  shares of UTG common stock which were  outstanding as of year end 1998. The option shares under this option are to be reduced  by two shares for each share of UTG common  stock that FSF or its affiliates purchases from UTG shareholders in private or public transactions after the execution of the option agreement.  The option is additionally limited to a maximum  when  combined  with shares  owned by FSF of 51% of the issued and outstanding  shares of UTG after  giving  effect to any  shares  subject  to the option.  Due to the passage of time and the 51% limitation,  all remaining stock options of 19,108 at $15.00 per share  expired on July 1, 2001.  No options were exercised  during 2001.  These options were not included in the  computation  of diluted EPS  because the  exercised  price was greater  than the average  market price of the common shares for each respective year.

11.  NOTES PAYABLE

At December 31, 2002 and 2001,  the Company had  $2,995,275  and  $4,400,670  in
long-term debt outstanding, respectively. The debt is comprised of the following components:

                                               2002            2001
                                           -------------   -------------
Subordinated 20 yr. Notes               $             0 $       514,674
Other notes payable                           2,995,275       3,885,996
                                           -------------   -------------
                                        $     2,995,275 $     4,400,670
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
These notes bear  interest  at the fixed rate of 7% per annum  (paid  quarterly)
with  payments of  principal  to be made in five equal  installments,  the first principal  payment in the amount of  $777,199,  was made on March 31,  2002.  In
December 2002 an advance  principal payment of $113,522 was made on these notes.
Subsequent to the current  reporting  period, in January 2003, UTG paid the 2003 principal reduction of $705,499.

The collective  scheduled principal  reductions on these notes for the next five years is as follows:

                         Year                     Amount

                         2003                  $   705,499
                         2004                      763,259
                         2005                      763,259
                         2006                      763,258
                         2007                            0

C.   Lines of Credit

On November 15, 2001, UTG was extended a $3,300,000  line of credit ("LOC") from the First  National  Bank of the  Cumberlands  ("FNBC")  located in  Livingston,
Tennessee.  The FNBC is owned by,  Millard V. Oakley,  who is a director of UTG.
The LOC was for a  one-year  term  from the date of  issue.  Upon  maturity  the
Company  renewed the LOC for an additional  one-year  term. The interest rate on the LOC is  variable  and  indexed to be the lowest of the U.S.  prime  rates as published in the Wall Street Journal,  with any interest rate  adjustments to be made monthly.  At December 31, 2002, the Company had no  outstanding  borrowings attributable  to this LOC.  During  2002 the  Company  had total  borrowings  of
$1,600,000 on this LOC, which were all repaid during the year. The draws on this
LOC were used to facilitate the payments due to the former  shareholders  of FCC as a result of the June 12,  2002,  merger of FCC with and into UTG,  as further described in note 15 to the consolidated financial statements.

On April 1, 2002,  UTG was extended a $5,000,000  line of credit ("LOC") from an unaffiliated  third  party,  Southwest  Bank of St.  Louis.  The LOC will expire one-year from the date of issue.  As collateral  for any draws under the line of credit,  the former  FCC,  which has now merged  into UTG,  pledged  100% of the common stock of its insurance  subsidiary UG. Borrowings under the LOC will bear interest at the rate of 0.25% in excess of  Southwest  Bank of St.  Louis' prime
rate.  At  December  31,  2002,  the  Company  had  no  outstanding   borrowings
attributable  to this LOC.  During  2002 the  Company  had total  borrowings  of
$400,000  on this LOC which were all repaid  during the year.  Draws on this LOC were used to retire the  remaining  subordinated  debt, as described in note 11A above.

 12.  OTHER CASH FLOW DISCLOSURES

On a cash basis, the Company paid $263,441,  $333,365,  and $373,988 in interest expense  for the years  2002,  2001 and 2000,  respectively.  The  Company  paid
$60,290,  $92,006 and $(173,500) in federal income tax for 2002,  2001 and 2000, respectively.

As of December 31, 2002, the Company has $893,500 that has not been disbursed to former  minority  shareholders  of FCC in connection  with FCC's merger with and into UTG.  The  total  consideration  to be paid by the  Company  to the  former minority  shareholders  as a result of the merger is $2,480,000  (see note 15 to the consolidated financial  statements).  At December 31, 2002, the Company sold
$115,000  in fixed  maturity  investments  for  which  the cash had not yet been received.  The  receivable  for these  securities  is  included in the line item
"Other assets" on the consolidated balance sheet.

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

13.  CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial  institutions that at times may exceed federally  insured limits.  The Company  maintains its primary  operating cash accounts  with First  Southern  National  Bank, an affiliate of the largest shareholder  of UTG,  Jesse T.  Correll,  the  Company's  CEO and  Chairman.  In
aggregate at December 31, 2002 these accounts hold approximately  $5,000,000 for which there are no pledges or  guarantees  outside FDIC  insurance  limits.  The
Company has not  experienced  any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

14.  NEW ACCOUNTING STANDARDS

The Financial  Accounting Standards Board ("FASB") has issued Statement No. 145,
Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.
13,  and  Technical  Corrections,   Statement  No.  146,  Accounting  for  Costs
Associated with Exit or Disposal Activities,  Statement No. 147, Acquisitions of
Certain Financial  Institutions,  an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, and Statement No. 148, Accounting for Stock-Based
Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.

Under  Statement  4, all  gains  and  losses  from  extinguishment  of debt were required to be  aggregated,  and, if material,  classified  as an  extraordinary item, net of related income tax effect. Statement 145 eliminates Statement 4 and as a result,  gains and losses from  extinguishment of debt should be classified as extraordinary items only if they meet certain criteria as outlined in Opinion
30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an  entity's  recurring  operations  from  those  that  are  unusual  or infrequent  or that meet the criteria  for  classification  as an  extraordinary item.  Statement  64  amended  Statement  4 and is no longer  necessary  because
Statement 4 has been rescinded.  Statement 44 was issued to establish accounting requirements  for the  effects  of  transition  to the  provisions  of the Motor
Carrier Act of 1980. Those transitions are completed; therefore, Statement 44 is no  longer  necessary.  Statement  145  also  amends  Statement  13  to  require sale-leaseback  accounting  for certain lease  modifications  that have economic effects  that are similar to  sale-leaseback  transactions.  Statement  145 also makes various technical  corrections to existing  pronouncements,  none of which are substantive in nature.  Statement 145 is required for fiscal years beginning after May 15, 2002, with early application encouraged. The adoption of Statement
145 did not affect the  Company's  financial  position or results of  operations since the Company has had no transactions of the aforementioned kind, during the reporting period.

Statement  146 was issued to address  the  accounting  and  reporting  for costs associated with exit or disposal  activities  because entities  increasingly are engaging in exit and disposal activities and certain costs associated with those activities were recognized as liabilities at a plan  (commitment)  date that did not meet the  definition of a liability as outlined in FASB  Concepts  Statement
No. 6. Statement 146 improves financial  reporting for cost associated with exit or disposal activities, by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured  initially at fair value only when the  liability  is incurred.  The  accounting  for similar  events and circumstances  will  be  the  same,  thereby  improving  the  comparability  and representational  faithfulness of reported financial information. The provisions of this  Statement  are  effective  for  exit or  disposal  activities  that are initiated  after  December  31, 2002,  with early  application  encouraged.  The adoption of Statement  146 did not affect the  Company's  financial  position or results  of  operations,  since the  Company  has had no such  exit or  disposal activities during the reporting period.

Statement 147 was issued to address and clarify the  application of the purchase method of accounting as it applies to  acquisitions  of financial  institutions, except transactions  between two or more mutual  enterprises.  The provisions of
Statement  147 are  effective on October 1, 2002.  The adoption of Statement 147 did not affect the Company's financial position or results of operations,  since the Company has had no acquisitions of this nature during the reporting period.

Statement  148 was issued to provide  alternative  methods of  transition  for a voluntary  change to the fair value based method of accounting  for  stock-based employee  compensation.  In  addition,  this  Statement  amends  the  disclosure requirements  of Statement 123 to require  prominent  disclosures in both annual and interim financial  statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this Statement are effective for financial  statements  issued for fiscal years  beginning  after  December 15, 2002. The adoption of Statement 148 will not affect the Company's financial position or results of operations, since the Company has no forms of stock-based employee compensation.

15.  MERGER OF UNITED TRUST GROUP, INC. AND FIRST COMMONWEALTH CORPORATION

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
                                                             ==================

The following table summarizes  certain  unaudited  operating  results of UTG as though the merger  transaction had taken place at the beginning of the reporting periods ending on December 31, 2002 and December 31, 2001, respectively.

                                                     December 31,         December 31, 2001
                                                         2002
                                                    ------------------    ------------------
         Total revenues                            $       30,064,644    $      33,329,372
         Total benefits and other expenses         $       27,927,456    $      28,912,280
         Operating income                          $        2,137,188    $       4,417,092
         Net Income                                $        1,394,218    $       3,274,486
         Basic earnings per share                  $             0.40    $            0.86
         Diluted earnings per share                $             0.35    $            0.86

16.  COMPREHENSIVE INCOME

                                                                                          Tax
                                                                  Before-Tax           (Expense)           Net of Tax
              2002                                                  Amount             or Benefit            Amount
              ----------------------------------------------    ----------------    -----------------    ---------------

              Unrealized holding gains during
                  period                                     $        2,868,146  $       (1,003,851)  $       1,864,295

              Less: reclassification adjustment
                  for gains realized in net income                      (1,689)                  591            (1,098)
                                                                ----------------    -----------------    ---------------
              Net unrealized gains
                                                                      2,866,457          (1,003,260)          1,863,197
                                                                ----------------    -----------------    ---------------
              Other comprehensive income                     $        2,866,457  $       (1,003,260)  $       1,863,197
                                                                ================    =================    ===============

                                                                                          Tax
                                                                  Before-Tax           (Expense)           Net of Tax
              2001                                                  Amount             or Benefit            Amount
              ----------------------------------------------    ----------------    -----------------    ---------------

              Unrealized holding gains during
                  period                                     $        1,222,583  $         (427,904)  $         794,679
              Less: reclassification adjustment
                  for gains realized in net income                    (340,341)                               (221,222)
                                                                                             119,119
                                                                ----------------    -----------------    ---------------
              Net unrealized gains                                      882,242            (308,785)            573,457
                                                                ----------------    -----------------    ---------------
              Other comprehensive income                     $          882,242  $         (308,785)  $         573,457
                                                                ================    =================    ===============

                                                                                          Tax
                                                                  Before-Tax           (Expense)           Net of Tax
              2000                                                  Amount             or Benefit            Amount
              ----------------------------------------------    ----------------    -----------------    ---------------

              Unrealized holding losses during
                  period                                     $        1,513,673  $                    $       1,513,673
                                                                                                   0
              Less: reclassification adjustment
                  for losses realized in net income                    (39,486)                                (39,486)
                                                                                                   0
                                                                ----------------    -----------------    ---------------
              Net unrealized losses                                   1,474,187                               1,474,187
                                                                                                   0
                                                                ----------------    -----------------    ---------------
              Other comprehensive deficit                    $        1,474,187  $                    $       1,474,187
                                                                                                   0
                                                                ================    =================    ===============

In 2000 the Company's  deferred tax asset was carried at zero net of allowances.
In 2002 and 2001, the Company established a deferred tax liability of $1,170,197 and $385,432 for the  unrealized  gains based on the  applicable  United  States statutory rate of 35%.

17.  PROPOSED MERGER OF LIFE INSURANCE SUBSIDIARIES

The Company has been attempting to sell the Charter (state licenses) of APPL. To accommodate  such  a  sale,  APPL  entered  into a  100%  coinsurance  agreement effective  October 1, 2002,  whereby  APPL ceded and UG assumed all  policies in force of APPL as of the  effective  date of the  agreement.  The  agreement  was
approved  by  the  Ohio   Department   of  Insurance   pursuant  to   regulatory
requirements. Under the coinsurance agreement, UG has primary responsibility for the policies, but APPL remains contingently liable for the policies.  Currently, a sale of the Charter appears to be remote. As an alternative, a merger proposal is being  considered  whereby  APPL would be merged with and into UG. A decision regarding  the  merger is likely to be  approved  at the Board  meeting in March
2003.

As a  result  of the  100%  coinsurance  agreement,  the  ownership  of ABE  was transferred from APPL to UG, as part of the coinsurance asset transfer. Prior to the  coinsurance  transaction,  in  September  2002,  the  boards  of ABE and UG approved the  exploration  of a merger  transaction  whereby ABE would be merged with and into UG.  The UG and ABE  Boards are  expected  to  approve  the merger transaction  at the March 2003 meeting.  The merger will require the approval of the  insurance  departments  of  the  States  of  Ohio  and  Illinois  prior  to completion. The merger is expected to be completed in mid 2003.

Management of the Company believes the completion of the aforementioned  mergers will provide the Company with additional cost savings. These cost savings result from  streamlining the Company's  operations and  organizational  structure from three life insurance  subsidiaries to one life insurance  subsidiary,  UG. Thus, the Company will further improve administrative efficiency.

18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                            2002
                                    -------------------- --------------------- --------------------- --------------------
                                            1st                  2nd                   3rd                   4th
                                         ---------------       ---------------       ---------------      ---------------

Premiums and policy fees, net        $       4,276,861    $         4,388,284   $        3,725,823    $       3,601,432
Net investment income                        3,307,478              3,287,608            3,336,329            3,415,409
Total revenues                               7,793,041              7,898,975            7,253,685            7,224,343
Policy benefits including
  dividends                                  4,835,106              4,609,999            5,110,590            4,930,553
Commissions and
  amortization of DAC and COI                  688,618                578,688              501,283              532,722
Operating expenses                           1,530,433              1,649,134            1,441,502            1,255,387
Operating income                               666,674                999,760              129,080              447,074
Net income (loss)                              477,034                722,679              327,499              (27,594)
Basic earnings (loss) per share                    0.14                  0.21                                     (0.01)
                                                                                          0.09
Diluted earnings (loss) per
  share                                            0.14                  0.21                                     (0.01)
                                                                                          0.09
                                                                            2001
                                    -------------------- --------------------- --------------------- --------------------
                                            1st                  2nd                   3rd                   4th
                                         ---------------       ---------------       ---------------      ---------------

Premiums and policy fees, net        $       4,554,451    $         4,768,808   $        4,137,361    $       3,811,796
Net investment income                        4,014,425              3,931,677            3,557,702            3,563,255
Total revenues                               8,428,235              9,005,351            7,963,274            7,968,472
Policy benefits including
  dividends                                  4,937,725              5,193,310            4,586,257            4,807,794
Commissions and
  amortization of DAC and COI                  929,415                621,810              511,470              773,199
Operating expenses                           1,514,115              1,768,758            1,573,817            1,629,001
Operating income                             1,008,366              1,323,667            1,183,712              676,417
Net income                                     343,858                975,292              645,873              474,550
Basic earnings per share                           0.08                  0.27                                       0.13
                                                                                          0.18
Diluted earnings per
  share                                            0.08                  0.27                                       0.13
                                                                                          0.18
                                                                            2000
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

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF UTG

THE BOARD OF DIRECTORS

In accordance with the laws of Illinois and the Certificate of Incorporation and
Bylaws of UTG, as amended,  UTG is managed by its executive  officers  under the direction  of the Board of  Directors.  The  Board  elects  executive  officers, evaluates their  performance,  works with  management in  establishing  business objectives  and  considers  other  fundamental  corporate  matters,  such as the issuance of stock or other  securities,  the  purchase or sale of a business and other  significant  corporate  business  transactions.  In the fiscal year ended
December 31, 2002, the Board met 4 times. All directors attended at least 75% of all meetings of the board, except Millard Oakley.

The Board of  Directors  has an Audit  Committee  consisting  of Messrs.  Albin,
Perry, and Teater.  The Audit Committee  performs such duties as outlined in the
Company's  Audit  Committee  Charter.  The Audit  Committee  reviews and acts or reports to the Board with respect to various  auditing and  accounting  matters, the scope of the audit procedures and the results thereof,  internal  accounting and control  systems of UTG,  the nature of services  performed  for UTG and the fees  to  be  paid  to  the  independent  auditors,  the  performance  of  UTG's independent and internal auditors and the accounting practices of UTG. The Audit
Committee  also  recommends  to the full Board of  Directors  the auditors to be appointed by the Board. The Audit Committee met twice in 2002.

The compensation of UTG's executive  officers is determined by the full Board of
Directors (see report on Executive Compensation).

Under UTG's By-Laws,  the Board of Directors should be comprised of at least six and no more than eleven  directors.  At December 31, 2002 The Board consisted of nine directors.  Shareholders  elect Directors to serve for a period of one year at UTG's Annual Shareholders' meeting.

Directors  and  officers of UTG file  periodic  reports  regarding  ownership of
Company  securities  with the  Securities  and Exchange  Commission  pursuant to
Section 16(a) of the Securities  Exchange Act of 1934 as amended,  and the rules promulgated thereunder.  During 2002, UTG was aware of the following individuals who  filed  a  late  Form  3,  initial  statement  of  beneficial  ownership  of securities,  with the  Securities  and Exchange  Commission;  Michael K. Borden,
employee,  Joyce M. Copp,  employee,  Thomas F.  Darden,  director,  Theodore C.
Miller, executive officer, William W. Perry, director, James P. Rousey, director and executive officer, and Brad M. Wilson,  employee.  Each of these individuals reported no stock ownership of UTG at the time of the filing of the Form 3.

AUDIT COMMITTEE REPORT TO SHAREHOLDERS

In  connection  with the  December  31,  2002  financial  statements,  the audit committee:  (1) reviewed and discussed  the audited  financial  statements  with management; (2) discussed with the auditors the matters required by Statement on
Auditing  Standards No. 61; and (3) received and discussed with the auditors the matters  required by Independence  Standards  Board  Statement No.1.  Based upon these reviews and discussions,  the audit committee  recommended to the Board of
Directors that the audited financial statements be included in the Annual Report on Form 10-K filed with the SEC.

           John S. Albin  -  Committee Chairman
           William W. Perry
           Robert W. Teater

The following  information  with respect to business  experience of the Board of
Directors has been  furnished by the  respective  directors or obtained from the records of UTG.

DIRECTORS

Name, Age

                    Position  with the Company,  Business  Experience  and Other
                    Directorships

John S. Albin, 74

                    Director  of UTG since  1984;  Director  of FCC from 1984 to
                    2002; farmer in Douglas and Edgar counties,  Illinois, since
                    1951;  Chairman  of the Board of  Longview  State Bank since
                    1978; President of the Longview Capitol Corporation,  a bank holding company, since 1978; Chairman of First National Bank of Ogden,  Illinois,  since 1987; Chairman of the State Bank of Chrisman  since 1988;  Director  and  Secretary of Illini
                    Community Development  Corporation since 1990;  Commissioner of Illinois Student Assistance Commission from 1996 to 2002.

Randall L. Attkisson  57

                    Director  of UTG since  1999;  Director  of FCC from 1999 to
                    2002;  President  and Chief  Operating  Officer of UTG since
                    2001; President and Chief Operating Officer of FCC from 2001 to 2002;  Chief Financial  Officer,  Treasurer,  Director of
                    First Southern Bancorp,  Inc, a bank holding company,  since
                    1986;  Treasurer,  Director of First Southern  Funding,  LLC
                    (formerly First Southern Funding Inc.) since 1992;  Director of Kentucky Christian Foundation since 2002; Director of The
                    River Foundation,  Inc. since 1990;  President of Randall L.
                    Attkisson & Associates  from 1982 to 1986;  Commissioner  of
                    Kentucky  Department  of Banking &  Securities  from 1980 to
                    1982;  Self-employed  Banking  Consultant in Miami,  FL from
                    1978 to 1980.

Jesse T. Correll  46

                    Chairman and CEO of UTG since 2000;  Chairman and CEO of FCC from 2000 to 2002;  Director of UTG since 1999;  Director of
                    FCC from  1999 to 2002;  Chairman,  President,  Director  of
                    First Southern Bancorp, Inc. since 1983; President, Director or Manager of First Southern Funding since 1992;  President,
                    Director of The River  Foundation  since  1990;  Director of
                    Thomas  Nelson,   Inc.  since  2001;  Director  of  Computer
                    Services,  Inc.  since 2001;  Director of Global Focus since
                    2001; Young Life Dominican  Republic  Committee Member since
                    2000. Jesse Correll is the son of Ward Correll.

Ward F. Correll   74

                    Director  of UTG  since  2000  and FCC  from  1999 to  2002;
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
                    Foundation of Stanford,  KY since 1990;  and Director  First
                    Southern  Insurance Agency of Stanford,  KY since 1987. Ward
                    Correll is the father of Jesse Correll.

Thomas F. Darden  48

                    Director  of UTG since  2001;  Director  of FCC from 2001 to
                    2002;  Managing Partner of Cherokee Investment Partners LLC,
                    a real estate  investment  firm,  and  President  and CEO of
                    Cherokee Sanford Group, Inc. an affiliated predecessor since
                    1983; Director of BTI Telecom,  Inc. since 1998; Director of
                    Waste  Industries,  Inc.  from  1997 to  2002;  Director  of
                    Winston Hotels,  Inc. since 1994; Trustee of Shaw University since  1993;  Member of the Board of  Governors  of Research
                    Triangle  Institute  since  1998;  Former  Chairman  of  the
                    Triangle  Transit  Authority,  serving from 1993 to 1998 and
                    Chairman from 1996 to 1997;  Prior to 1996,  twice appointed to the North Carolina Board of Transportation.

Millard V. Oakley*  72

                    Director  of UTG since  1999;  Director  of FCC from 1999 to
                    2002;  Presently  serves on Board of Directors and Executive
                    Committee  of Thomas  Nelson,  a  publicly  held  publishing company based in Nashville,  TN;  Director of First National
                    Bank of the Cumberlands,  Livingston-Cooksville,  TN; Lawyer
                    with  limited  law  practice  since  1980;  State  Insurance
                    Commissioner  for  State  of  Tennessee  from  1975 to 1979;
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
                    Convention  in 1964;  four  elective  terms in the Tennessee
                    General Assembly from 1956 to 1964; Lawyer in Livingston, TN from 1953 to 1971;  Elected to the Tennessee  Constitutional
                    Convention in 1952.

William W. Perry  46

                    Director  of UTG since  2001;  Director  of FCC from 2001 to
                    2002;  Owner  of  SES  Investments,  Ltd.,  an oil  and  gas
                    investments company since 1991;  President of EGL Resources,
                    Inc., an oil and gas  operations  company based in Texas and
                    New Mexico since 1992;  Secretary of Midland Yucca Realty, a
                    Texas real estate investment company since 1993; Chairman of
                    Perry & Perry,  Inc., a Texas oil and gas consulting company since  1977;  Member of the Board of  Managers  of Tall City
                    Equity Fund since 2001; involved with, Young Life in various capacities; Midland City Council Member

James P. Rousey  44

                    Executive  Vice President and Chief  Administrative  Officer
                    since  September  2001;  Regional  CEO and Director of First
                    Southern  National Bank from 1988 to 2001. Board Member with the Illinois Fellowship of Christian Athletes since 2001.

Robert W. Teater  76

                    Director of UTG since 1987 and FCC from 1992 to 2002; member of Columbus School Board 1991-2001; Founder, Teater-Gebhardt
                    and  Associates,  Inc., a  comprehensive  consulting firm in natural  resources  development;  Member of  Reserve  Forces
                    Policy Board in Department of Defense 1981-1985; Director of
                    School of Natural  Resources at Ohio State  University  form
                    1973-1975;   Assistant   Director   of   Ohio   Agricultural
                    Experiment Station  1969-1975;  Associate Dean of Ohio State
                    University,  College of Agriculture  and Home Economics from
                    1969-1972;Combat  veteran and retired  Major  General,  Ohio
                    Army National Guard.

* Milliard V. Oakley  resigned his position as a Director of UTG effective March
14, 2003.

EXECUTIVE OFFICERS OF UTG

More detailed  information  on the following  executive  officers of UTG appears under "Directors":

Jesse T. Correll       Chairman of the Board and Chief Executive Officer
Randall L. Attkisson   President and Chief Operating Officer
James P. Rousey        Executive Vice President and Chief Administrative Officer

Other executive officers of UTG are set forth below:

Name, Age                  Position with UTG and, Business Experience

Theodore C. Miller 40

                    Corporate   Secretary  since  December  2000,   Senior  Vice
                    President and Chief Financial  Officer since July 1997; Vice
                    President and Treasurer  since October 1992;  Vice President and Controller of certain affiliated  companies from 1984 to
                    1992.  Vice  President and  Treasurer of certain  affiliated companies from 1992 to 1997; Senior Vice President and Chief
                    Financial  Officer  of  subsidiary   companies  since  1997;
                    Corporate Secretary of subsidiary companies since 2000.

ITEM 11.  EXECUTIVE COMPENSATION UTG

Executive Compensation Table

The following table sets forth certain information  regarding  compensation paid to or earned by UTG's Chief Executive Officer and each of the executive officers of UTG whose salary plus bonus exceeded  $100,000 during UTG's last fiscal year:
Compensation  for services  provided by the named executive  officers to UTG and its affiliates is paid by UTG.

                           SUMMARY COMPENSATION TABLE

Name and                                      Annual Compensation      Other Annual (1)     All Other (1)
Principal Position             Year      Salary ($)      Bonus ($)     Compensation ($)       Compensation ($)                                                                                                      ($)

Jesse T. Correll (2)           2002          75,000              -              -                4,500
Chairman of the Board          2001          56,250              -              -                  -
Chief Executive Officer        2000               -              -              -                  -

Brad M. Wilson (4)             2002         160,000          3,000              -                3,600
Senior Vice President          2001         160,000          3,000              -                3,150
Chief Information Officer      2000         157,500          3,227              -                3,150

Theodore C. Miller             2002         100,000              -              -                3,000
Corporate Secretary            2001         100,000          5,000              -                3,000
Senior Vice President          2000          91,749              -              -                2,752
Chief Financial Officer

James P. Rousey (3)            2002         135,000         10,000              -                2,025
Executive Vice President       2001          50,625              -              -                  -
Chief Administrative Officer   2000               -              -              -                  -
Member of the Board

(1)  All Other  Compensation  consists  of UTG's  matching  contribution  to the
     Employee Savings Trust 401(k) Plan.

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

(3)  Mr.  James  P.  Rousey  became  an  officer  and  employee  of UTG  and its subsidiaries effective August 16, 2001.

(4)  On January 7, 2003,  Mr.  Wilson's  employment  with UTG and its  insurance subsidiaries was terminated.

Option/SAR Grants/Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
Option/SAR Values

At December  31, 2002 there were no shares of the common stock of UTG subject to unexercised options held by the named executive officers.  There were no options or stock  appreciation  rights granted to the named  executive  officers for the past three fiscal years.

Compensation of Directors

UTG's standard  arrangement for the compensation of directors provides that each director shall receive an annual retainer of $2,400,  plus $300 for each meeting attended and  reimbursement  for  reasonable  travel  expenses.  UTG's  director compensation policy also provides that directors who are employees of UTG or its affiliates  do not  receive any  compensation  for their  services as  directors except for  reimbursement  for  reasonable  travel  expenses for attending  each meeting.

Employment Contracts

There are no employment  agreements in effect with any executive officers of the
Company.

Compensation Committee Interlocks and Insider Participation

The following  persons  served as directors of UTG during 2002 and were officers or employees of UTG or its affiliates during 2002: Jesse T. Correll,  Randall L.
Attkisson and James P. Rousey. Accordingly,  these individuals have participated in  decisions  related to  compensation  of  executive  officers  of UTG and its subsidiaries.

During 2002,  Jesse T. Correll and Randall L. Attkisson,  executive  officers of
UTG, and the insurance subsidiaries, were also members of the Board of Directors of the  insurance  subsidiaries.  During  2002,  James P. Rousey and Theodore C.
Miller,  executive  officers of UTG and the  insurance  subsidiaries,  were also members of the Board of Directors of ABE.

Jesse T.  Correll and Randall L.  Attkisson  are each  directors  and  executive officers of FSBI and participate in compensation decisions of FSBI. FSBI owns or controls directly and indirectly  approximately  46.5% of the outstanding common stock of UTG.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF UTG

PRINCIPAL HOLDERS OF SECURITIES

The following  tabulation sets forth the name and address of the entity known to be the  beneficial  owners of more than 5% of UTG's Common Stock and shows:  (i)
the total number of shares of common Stock  beneficially owned by such person as of March 1, 2003 and the nature of such  ownership;  and (ii) the percent of the issued and outstanding shares of common stock so owned as of the same date.

Title                                                      Amount                 Percent
  of              Name and Address                     and Nature of                  of
Class          of Beneficial Owner(2)             Beneficial Ownership            Class (1)

Common         Jesse T. Correll                               185,454     (3)        5.3%
Stock, no      First Southern Bancorp, Inc.                 1,634,336     (3)(4)    46.5%
  par value    First Southern Funding, LLC                          0     (3)(4)       0%
               First Southern Holdings, LLC                 1,483,791     (3)(4)    42.3%
               First Southern Capital Corp., LLC              183,033     (3)(4)     5.2%
               First Southern Investments, LLC                 18,575                0.5%
               Ward F. Correll                                 98,523     (5)        2.8%
               WCorrell, Limited Partnership                   72,750     (3)        2.1%
               Cumberland Lake Shell, Inc.                     98,523     (5)        2.8%

               Total(6)                                     2,119,921               60.4%

(1)  The percentage of outstanding shares is based on 3,511,636 shares of Common
     Stock outstanding as of March 1, 2003.

(2)  The  address  for each of  Jesse  Correll,  First  Southern  Bancorp,  Inc.
     ("FSBI"), First Southern Funding, LLC ("FSF"), First Southern Holdings, LLC
     ("FSH"),   First  Southern  Capital  Corp.,  LLC  ("FSC"),  First  Southern
     Investments,  LLC ("FSI"),  and WCorrell,  Limited  Partnership  ("WCorrell
     LP"), is P.O. Box 328, 99 Lancaster Street,  Stanford,  Kentucky 40484. The
     address for each of Ward Correll and Cumberland Lake Shell, Inc. ("CLS") is
     P.O. Box 430, 150 Railroad Drive, Somerset, Kentucky 42502.

(3)  The share  ownership of Jesse Correll  listed  includes  112,704  shares of
     Common Stock owned by him individually.  The share ownership of Mr. Correll also  includes  72,750  shares of Common  Stock held by  WCorrell,  Limited
     Partnership,  a  limited  partnership  in which  Jesse  Correll  serves  as managing  general  partner  and, as such,  has sole voting and  dispositive power over the shares held by it.

     In addition,  by virtue of his  ownership of voting  securities  of FSF and
     FSBI, and in turn,  their ownership of 100% of the  outstanding  membership interests of FSH, Jesse Correll may be deemed to beneficially own the total number of shares of Common  Stock owned by FSH (as well as the shares owned by FSBI  directly),  and may be deemed to share  with FSH (as well as FSBI)
     the  right  to  vote  and to  dispose  of such  shares.  Mr.  Correll  owns approximately 79% of the outstanding  membership  interests of FSF; he owns directly  approximately  50%,  companies he controls own approximately 14%, and he has the  power  to vote but  does  not own an  additional  3% of the outstanding  voting  stock  of  FSBI.  FSBI and FSF in turn own 99% and 1%, respectively,  of the outstanding  membership interests of FSH. Mr. Correll is also a manager of FSC and thereby may also be deemed to beneficially own the total  number of shares of Common Stock owned by FSC, and may be deemed to share  with it the  right to vote and to  dispose  of such  shares.  The aggregate number of shares of Common Stock held by these other entities, as shown in the above table, is 1,817,369 shares.

(4)  The share ownership of FSBI consists of 150,454 shares of Common Stock held by FSBI directly  (which FSBI acquired by virtue of its merger with Dyscim,
     LLC) and  1,483,791  shares of Common  Stock held by FSH of which FSBI is a
     99% member and FSF is a 1% member, as further described below. As a result,
     FSBI may be deemed to share  the  voting  and  dispositive  power  over the shares held by FSH. The share ownership of FSF does not include  additional shares that UTG agreed to issue to FSF or its assigns if the  condition  in
     Section 13(c) of the Acquisition Agreement ( the earnings condition) is not met.  UTG  did not  meet  the  earnings  requirements  stipulated,  and UTG believes it will be required to issue 500,000  additional  shares to FSF or its assigns.  Pursuant to the covenant,  a final accounting and issuance of any shares due are to occur by April 30, 2003.

(5)  Represents  the shares of Common Stock held by CLS, all of the  outstanding voting  shares  of which are owned by Ward F.  Correll  and his wife.  As a result,  Ward F. Correll may be deemed to share the voting and  dispositive power over these shares.

(6)  According to the most recent  Schedule  13D, as amended,  filed  jointly by each of the entities and persons listed above,  Jesse Correll,  FSBI,  FSF,
     FSH, FSC, and FSI, have agreed in principle to act together for the purpose of acquiring or holding equity securities of UTG. In addition, the Schedule
     13D indicates  that because of their  relationships  with Jesse Correll and these other entities, Ward Correll, CLS, and WCorrell,  Limited Partnership
     may also be deemed to be members of this group.  Because the  Schedule  13D indicates that for its purposes,  each of these entities and persons may be deemed to have acquired  beneficial  ownership of the equity  securities of
     UTG  beneficially  owned by the other  entities and persons,  each has been identified and listed in the above tabulation.

SECURITY OWNERSHIP OF MANAGEMENT OF UTG

The  following  tabulation  shows with respect to each of the  directors of UTG, with  respect  to UTG's  chief  executive  officer  and each of UTG's  executive officers  whose salary plus bonus  exceeded  $100,000 for fiscal 2002,  and with respect to all executive officers and directors of UTG as a group: (i) the total number  of  shares  of all  classes  of  stock of UTG or any of its  parents  or subsidiaries,  beneficially  owned as of March 1,  2003 and the  nature  of such ownership; and (ii) the percent of the issued and outstanding shares of stock so owned, and granted stock options available as of the same date.

 Title         Directors, Named Executive                Amount         Percent
   of          Officers, & All Directors &            and Nature of       of
Class         Executive Officers as a Group             Ownership      Class (1)

UTG's           John S. Albin                            10,503  (4)      *
Common          Randall L. Attkisson                          0  (2)      *
Stock, no       Jesse T. Correll                      2,002,823  (3)    7.0%
par value       Ward F. Correll                          98,523  (5)    2.8%
                Thomas F. Darden                          8,334  (7)      *
                Theodore C. Miller                       10,000  (7)      *
                Millard V. Oakley                        16,471           *
                William W. Perry                         12,000  (7)      *
                James P. Rousey                               0           *
                Robert W. Teater                          7,380  (6)      *
                All directors and executive officers
                as a group (ten in number)            2,166,034         61.7%

(1)  The percentage of outstanding  shares for UTG is based on 3,511,636  shares of Common Stock outstanding as of March 1, 2003.

(2)  Randall L.  Attkisson is an associate and business  partner of Mr. Jesse T.
     Correll and holds minority ownership  positions in certain of the companies listed as owning UTG Common Stock  including First Southern  Bancorp,  Inc.
     Ownership  of  these  shares  is  reflected  in the  ownership  of Jesse T.
     Correll.

(3)  The share ownership of Mr. Correll  includes 112,704 shares of United Trust
     Group common stock owned by him  individually  and 150,545 shares of United
     Trust Group common  stock held by First  Southern  Bancorp,  Inc. The share ownership of Mr. Correll also includes  72,750 shares of United Trust Group common stock held by WCorrell,  Limited Partnership,  a limited partnership in which Mr. Correll serves as managing  general  partner and, as such, has sole voting and dispositive  power over the shares held by it. In addition, by virtue of his ownership of voting  securities of First Southern Funding,
     LLC and First Southern Bancorp,  Inc., and in turn, their ownership of 100%
     of the outstanding  membership  interests of First Southern  Holdings,  LLC
     (the holder of 1,483,791  shares of United Trust Group common  stock),  Mr.
     Correll  may be deemed to  beneficially  own the total  number of shares of
     United Trust Group common stock owned by First Southern  Holdings,  and may be deemed to share with First  Southern  Holdings  the right to vote and to dispose  of  such  shares.  Mr.  Correll  owns  approximately  79%  of  the outstanding  membership  interests  of  First  Southern  Funding;  he  owns directly  approximately  50%,  companies he controls own approximately 14%, and he has the  power  to vote but  does  not own an  additional  3% of the outstanding voting stock of First Southern Bancorp.  First Southern Bancorp and First  Southern  Funding in turn own 99% and 1%,  respectively,  of the outstanding membership interests of First Southern Holdings. Mr. Correll is also a manager of First Southern  Capital Corp.,  LLC, and thereby may also be deemed to  beneficially  own the  183,033  shares of United  Trust Group common  stock held by First  Southern  Capital,  and may be deemed to share with it the right to vote and to dispose of such shares. Share ownership of
     Mr.  Correll in United  Trust Group  common  stock does not include  18,575
     shares  of  United  Trust  Group  common  stock  held  by  First   Southern
     Investments, LLC.

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

(6)  Includes 210 shares owned directly by Mr. Teater's spouse.

(7)  Shares subject to UTG Employee and Director Stock Purchase Plan.

* Less than 1%.

Except as indicated above, the foregoing persons hold sole voting and investment power.

The following table reflects the Company's  Employee and Director Stock Purchase
Plan Information:

--------------------------------- ------------------------------ ------------------------------- ------------------------------
Plan category                     Number of securities to be     Weighted-average exercise       Number of securities
                                  issued upon exercise of        price of outstanding options,   remaining available for
                                  outstanding options,           warrants and rights             future issuance under
                                  warrants and rights                                            employee and director stock
                                                                                                 purchase plans (excluding
                                                                              (b)                securities reflected in
                                               (a)                                               column (a))
                                                                                                              (c)
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Employee and director stock
purchase plans approved by
security holders
                                                                                                             341,109
                                                      0                             0
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Employee and director stock
purchase plans not approved by
security holders

                                                     0                              0                               0
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Total                                                0                              0                        341,109
--------------------------------- ------------------------------ ------------------------------- ------------------------------

On March 26, 2002, the Board of Directors of UTG adopted,  and on June 11, 2002, the  shareholders  of UTG approved,  the United Trust Group,  Inc.  Employee and
Director  Stock Purchase Plan. The Plan allows for the issuance of up to 400,000 shares of UTG common stock. The plan's purpose is to encourage  ownership of UTG stock  by  eligible  directors  and  employees  of UTG and its  subsidiaries  by providing them with an opportunity to invest in shares of UTG common stock.  The plan is  administered by the Board of Directors of UTG. A total of 58,891 shares of UTG common stock were issued under this plan in 2002, to eight individuals at a purchase price of $12.00 per share. Each participant under the plan executed a
"stock  restriction and buy-sell  agreement",  which among other things provides
UTG with a right of first refusal on any future sales of the shares  acquired by the participant under this plan. The purchase price of shares  repurchased under the stock restriction and buy-sell  agreement shall be computed,  on a per share basis,  equal to the sum of (i) the original purchase price paid to acquire such shares from UTG and (ii) the  consolidated  statutory  net  earnings  (loss) per share of such shares during the period from the end of the month next  preceding the month in which such shares were acquired pursuant to the plan, to the end of the month  next  preceding  the  month in which  the sale of such  shares to UTG occurs.  At December 31, 2002,  shares  issued under this program had a value of
$11.94 per share pursuant to the above formula.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 15, 2002,  North Plaza acquired 229 acres of timberland from Millard
V. Oakley,  a director of UTG, for a total purchase  price of $54,811.  The land acquired was adjacent to land already owned by North Plaza.  The purchase  price was consistent with other recent similar land acquisitions made by North Plaza.

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

At its September  2002 meeting,  the Board of Directors of UTG approved  initial offerings under the plan to qualified individuals.  This initial offering was at a purchase  price of $12.00 per  share.  A total of 58,891  shares of UTG common stock  were  issued  under  this  plan  in  2002,  to  eight  individuals.  Each
participant   under  the  plan  executed  a  "stock   restriction  and  buy-sell
agreement",  which among other things provides UTG with a right of first refusal on any future sales of the shares acquired by the participant under this plan.

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
preceding the month in which the sale of such shares to UTG occurs.  At December
31,  2002,  shares  issued  under this  program  had a value of $11.94 per share pursuant to the above formula.

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
recapitalizations.  For the five-year period starting January 1, 1998 and ending
December 31, 2002, the Company had total  earnings of $17,011,307  applicable to this covenant. Therefore, UTG did not meet the earnings requirements stipulated, and UTG believes it will be required to issue 500,000  additional  shares to FSF or its assigns. Pursuant to the covenant, a final accounting and issuance of any shares due are to occur by April 30, 2003.

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
to receive $250 in cash per share.

At a December  17, 2001 joint  meeting of the board of directors of UTG, FCC and
their  insurance  subsidiaries,   the  boards  of  directors  of  the  insurance
subsidiaries discussed and decided to further explore and pursue a possible sale of the insurance  charters of each of APPL and ABE. In the alternative to a sale of the APPL charter,  the boards also discussed and decided to further explore a possible  merger of APPL into UG. At the September 24, 2002 joint meeting of the board  of  directors  of UTG and  its  insurance  subsidiaries,  the  boards  of directors of UG and ABE each approved the  exploration  of a merger  transaction whereby ABE will be merged with and into UG. The UG and ABE Boards are  expected to approve the merger  transaction at the March 2003 meeting.  The completion of the  transaction is contingent  upon the necessary  regulatory  approvals and is expected to be completed in mid 2003.

In preparation  for a possible  charter sale of APPL, UG and APPL entered into a
100% coinsurance  agreement  effective  October 1, 2002,  whereby UG assumed and
APPL ceded all of the existing business of APPL. The coinsurance transaction had no  financial  impact on the  consolidated  financial  statements  or  operating results of UTG.

On September 27, 2001, UG purchased real estate at a cost of $6,333,336  from an outside  third party through the formation of an LLC in which UG is a two-thirds owner.  The other one-third  partner is Millard V. Oakley,  who is a Director of
UTG. Hampshire Plaza, LLC consists of a twenty story, 254,000 square foot office tower,  an attached  72,000  square foot retail plaza,  and an attached  parking garage  with  approximately  350  parking  spaces  located  in  Manchester,  New
Hampshire.

On November  15, 2001,  UTG was  extended a  $3,300,000  line of credit from the
First National Bank of the  Cumberlands  located in Livingston,  Tennessee.  The
First National Bank of the  Cumberlands is owned by Millard V. Oakley,  who is a
Director of UTG. The original  line of credit  expired one year from the date of issue and was  renewed  in 2002 for an  additional  one-year  term.  The line of credit is available for general business uses. The interest rate provided for in the  agreement is variable and indexed to be the lowest of the U.S.  prime rates as published in the money section of the Wall Street Journal,  with any interest rate  adjustments to be made monthly.  During 2002, the Company borrowed a total of  $1,600,000  under  this line of credit  and  incurred  interest  expense  of
$17,419.  All funds drawn were repaid prior to December 31, 2002.  No borrowings were incurred during 2001.

On October 26, 2001,  APPL effected a reverse stock split,  as a result of which
(i) it became a  wholly-owned  subsidiary  of UG, and an  indirect  wholly-owned subsidiary of UTG, and (ii) its minority  shareholders  received an aggregate of
$1,055,295  in respect of their  shares.  Prior to the reverse  stock split,  UG owned 88% of the outstanding shares of APPL.

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
Melville was a former director of UTG, FCC and the three insurance  subsidiaries of UTG; he resigned  from those  boards on February  13,  2001.  At December 31,
2002, UTG owes $173,280 to Mr.  Melville and family members on these  promissory notes.

On April 12, 2001,  UTG also  completed  the  purchase of 559,440  shares of UTG common  stock from Larry E. Ryherd and family  pursuant  to the Ryherd  Purchase
Agreement for cash payments totaling $948,026 and a five year promissory note of
UTG in the principal amount of $3,527,494.  The purchase by UTG of the remaining
3,775  shares of UTG common  stock to be  purchased  for cash at $8.00 per share pursuant to the Ryherd  Purchase  Agreement  along with an additional 570 shares from certain parties to the Ryherd Purchase  Agreement was completed on June 20,
2001. The promissory notes of UTG received by certain of the sellers pursuant to the Melville Purchase  Agreement and the Ryherd Purchase Agreement bear interest at a rate of 7% per annum (paid quarterly) with payments of principal to made in five equal annual installments, the first such payment of principal to be due on the first anniversary of the closing.  At December 31, 2002, UTG owes $2,821,995 to Mr. Ryherd and family on this promissory note.

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
During 2002, Mr. Cook's note was paid in full.

During 2000 and 2001, FCC paid a majority of the general  operating  expenses of
the  affiliated   group.  FCC  then  received   management,   service  fees  and
reimbursements  from the various  affiliates.  Beginning in January 2002, and in anticipation  of the merger of FCC,  UTG began  paying a majority of the general operating  expenses of the  affiliated  group.  Following the FCC merger in June
2002, UTG also assumed the rights and  obligations of the management and service fees agreements with the various affiliates originally held by FCC.

UTG paid FCC $0, $550,000 and $750,000 in 2002, 2001 and 2000,  respectively for reimbursement  of costs  attributed to UTG.  During 2002 through the date of the
FCC merger,  FCC paid $3,200,000 to UTG for reimbursement of costs attributed to
FCC and  affiliates  under which FCC had  management  and cost sharing  services arrangements.

On January 1, 1993,  FCC  entered an  agreement  with UG  pursuant  to which FCC provided management services necessary for UG to carry on its business.  UG paid
$2,974,088,   $6,156,903  and  $6,061,515  to  FCC  in  2002,   2001  and  2000,
respectively. UG paid $3,025,194 to UTG in 2002 under this arrangement.

ABE paid fees to FCC pursuant to a cost sharing and  management  fee  agreement.
FCC provides management services for ABE to carry on its business. The agreement required ABE to pay a percentage of the actual expenses incurred by FCC based on certain activity indicators of ABE business to the business of all the insurance company  subsidiaries  plus a management fee based on a percentage of the actual expenses  allocated to ABE. ABE paid fees of $188,494,  $332,673 and $371,211 in
2002,  2001 and  2000,  respectively  under  this  agreement.  ABE paid  fees of
$170,729 in 2002 to UTG under this agreement.

APPL had a  management  fee  agreement  with FCC  whereby FCC  provides  certain administrative  duties,  primarily data processing and investment  advice.  APPL
paid  fees  of  $222,000,   $444,000  and  $444,000  in  2002,  2001  and  2000,
respectively under this agreement. APPL paid fees of $222,000 to UTG during 2002 under this agreement.

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
UG paid $70,140,  $79,730 and $34,721 in servicing fees and $35,127, $22,626 and
$91,392 in origination fees to FSNB during 2002, 2001 and 2000, respectively.

The  Company  reimbursed  expenses  incurred by Mr.  Correll  and Mr.  Attkisson relating  to travel and other  costs  incurred  on behalf of or  relating to the
Company.  The Company  paid  $74,621,  $145,407  and  $96,599 in 2002,  2001 and
2000,respectively  to First  Southern  Bancorp,  Inc. in  reimbursement  of such costs.  In addition,  beginning in 2001,  the Company began  reimbursing  FSBI a portion of salaries for Mr. Correll and Mr.  Attkisson.  The  reimbursement  was approved by the UTG board of directors and totaled $169,651 and $128,411 in 2002 and 2001, respectively, which included salaries and other benefits.

ITEM 14.  CONTROLS AND PROCEDURES

Within  the 90 days  prior  to the  filing  date of this  quarterly  report,  an evaluation was performed under the supervision and with the participation of the
Company's  management,  including the President and Chief Executive Officer (the
"CEO") and the Chief Financial  Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that  evaluation,  the  Company's  management,  including  the  CEO and  CFO, concluded that the Company's  disclosure  controls and procedures were effective in  alerting  them on a timely  basis to  material  information  relating to the
Company  required to be  included in the  Company's  periodic  reports  filed or submitted under the Securities Exchange Act of 1934, as amended. There have been no significant  changes in the Company's  internal  controls or in other factors that could significantly  affect internal controls subsequent to the date of the evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

          There  were no  reports  on Form 8-K  filed  during  the  2002  fourth quarter.

(c)  Exhibits:

          Index to Exhibits  incorporated herein by this reference (See pages 84 and 85).

                                INDEX TO EXHIBITS

 Exhibit
 Number

2(a)

          Articles  of  Merger of First  Commonwealth  Corporation,  A  Virginia
          Corporation  with and into  United  Trust  Group,  Inc.,  An  Illinois
          Corporation dated as of May 30, 2002, including exhibits thereto.

3(a) (1)

          Articles  of  Incorporation  of  the  Registrant  and  all  amendments thereto.

3(b) (1)

          By-Laws for the Registrant and all amendments thereto.

4(a)

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

10(c) (1)

          Management  Agreement  dated  December 20, 1981  between  Commonwealth
          Industries Corporation, and Abraham Lincoln Insurance Company.

10(d) (1)

          Reinsurance Agreement dated January 1, 1991 between Universal Guaranty
          Life Insurance Company and Republic Vanguard Life Insurance Company.

10(e) (1)

          Reinsurance  Agreement  dated  July 1, 1992  between  United  Security
          Assurance Company and Life Reassurance Corporation of America.

10(f) (1)

          Agreement  dated June 16,  1992  between  John K.  Cantrell  and First
          Commonwealth Corporation.

10(g) (1)

          Stock Purchase  Agreement dated February 20, 1992 between United Trust
          Group, Inc. and Sellers.

10(h) (1)

          Amendment No. One dated April 20, 1992 to the Stock Purchase Agreement between the Sellers and United Trust Group, Inc.

10(i) (1)

          Security  Agreement  dated June 16, 1992  between  United Trust Group,
          Inc. and the Sellers.

10(j) (1)

          Stock  Purchase  Agreement  dated June 16, 1992  between  United Trust
          Group, Inc. and First Commonwealth Corporation

10(k) (3)

          Universal note and security agreement dated November 15, 2001, between
          United Trust Group, Inc. and First National Bank of the Cumberlands.

                                INDEX TO EXHIBITS

 Exhibit
 Number

10(l) (3)

          Line of credit agreement dated November 15, 2001, between United Trust
          Group, Inc. and First National Bank of the Cumberlands.

10(m)

          United Trust Group, Inc. Employee and Director Stock Purchase Plan and
          form of related Stock Restriction and Buy-Sell Agreement.

21(a)

          List of Subsidiaries of the Registrant.

99(a) (3)

          Audit Committee Charter.

99(b)

          Certificate of Jesse T. Correll,  Chief Executive Officer and Chairman
          of the Board of UTG, as required pursuant to 18 U.S.C. Section 1350.

99(c)

          Certificate of Theodore C. Miller,  Chief  Financial  Officer,  Senior
          Vice President and Corporate Secretary of UTG, as required pursuant to
          18 U.S.C. Section 1350.

Footnote:

     (1)  Incorporated  by reference  from the  Company's  Annual Report on Form
          10-K, File No. 0-5392, as of December 31, 1993.

     (2)  Incorporated  by reference  from the  Company's  Annual Report on Form
          10-K, File No. 0-5392, as of December 31, 1996.

     (3)  Incorporated  by reference  from the  Company's  Annual Report on Form
          10-K, File No. 0-5392, as of December 31, 2001.

                            UNITED TRUST GROUP, INC.
                       SUMMARY OF INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                             As of December 31, 2002

                                                                      Schedule I

                          Column A                            Column B           Column C           Column D
------------------------------------------------------    ----------------    ----------------   ----------------

                                                                                                    Amount at
                                                                                                   Which Shown
                                                                                                   in Balance
                                                                Cost               Value              Sheet
                                                           ---------------    ----------------   ----------------
Fixed maturities:
    Bonds:
       United States Government and
          government agencies and authorities            $      7,480,490   $       7,883,960  $       7,480,490
       State, municipalities, and political
          subdivisions                                          8,195,248           8,593,706          8,195,248
       Collateralized mortgage obligations                         60,820              65,116             60,820
       Public utilities                                        15,134,965          15,548,811         15,134,965
       All other corporate bonds                               27,456,140          28,425,472         27,456,140
                                                           ---------------    ----------------   ----------------
    Total fixed maturities                                     58,327,663   $      60,517,065         58,327,663
                                                                              ================

Investments held for sale:
    Fixed maturities:
       United States Government and
          government agencies and authorities                  26,271,281   $      27,646,891         27,646,891
       State, municipalities, and political
          subdivisions                                            193,619             212,015            212,015
       Collateralized mortgage obligations                     65,603,941          66,820,749         66,820,749
       Public utilities                                                 0                   0                  0
       All other corporate bonds                               13,176,046          14,024,863         14,024,863
                                                           ---------------    ----------------   ----------------
                                                              105,244,887   $     108,704,518        108,704,518
                                                                              ================

    Equity securities:
       Banks, trusts and insurance companies                    2,171,494   $       1,209,756          1,209,756
       All other corporate securities                           1,951,393           3,674,114          3,674,114
                                                           ---------------    ----------------   ----------------
                                                                4,122,887   $       4,883,870          4,883,870
                                                                              ================

Mortgage loans on real estate                                  23,804,827                             23,804,827
Investment real estate                                         17,503,812                             17,503,812
Real estate acquired in satisfaction of debt                            0                                      0
Policy loans                                                   13,346,504                             13,346,504
Other long-term investments                                             0                                      0
Short-term investments                                            377,676                                377,676
                                                           ---------------                       ----------------
    Total investments                                    $    222,728,256                      $     226,948,870
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

                            UNITED TRUST GROUP, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           PARENT ONLY BALANCE SHEETS
                        As of December 31, 2002 and 2001

                                                                     Schedule II

                                                                         2002                2001
                                                                    ----------------    ---------------

ASSETS

    Investment in affiliates                                      $      53,983,728   $     39,542,877
    Cash and cash equivalents                                             1,343,501            378,133
    Notes receivable from affiliate                                               0         11,536,698
    FIT recoverable                                                          10,969             10,969
    Accrued interest income                                                       0             64,331
    Receivable from affiliates, net                                          23,264            133,963
    Other assets                                                             59,012                  0
                                                                    ----------------    ---------------
          Total assets                                            $      55,420,474   $     51,666,971
                                                                    ================    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Notes payable                                                 $       2,995,275   $      4,400,670
    Deferred income taxes                                                 1,929,434          2,156,203
    Other liabilities                                                     2,172,898            336,484
                                                                    ----------------    ---------------
          Total liabilities                                               7,097,607          6,893,357
                                                                    ----------------    ---------------

Shareholders' equity:
    Common stock, net of treasury shares                                     70,726             70,996
    Additional paid-in capital, net of treasury                          42,976,344         42,789,636
    Accumulated other comprehensive
        income of affiliates                                              2,771,941            908,744
    Retained earnings (accumulated deficit)                               2,503,856          1,004,238
                                                                    ----------------    ---------------
          Total shareholders' equity                                     48,322,867         44,773,614
                                                                    ----------------    ---------------
          Total liabilities and shareholders' equity              $      55,420,474   $     51,666,971
                                                                    ================    ===============

                            UNITED TRUST GROUP, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      PARENT ONLY STATEMENTS OF OPERATIONS
                       Three Years Ended December 31, 2002

                                                                     Schedule II

                                                                   2002               2001               2000
                                                              ---------------    ----------------   ----------------

Revenues:

    Management fees from affiliates                        $       6,510,753  $                0 $                0
    Other income from affiliates                                           0                 858              4,381
    Interest income from affiliates                                  324,467             987,886          1,242,990
    Interest income                                                   11,215              40,323             84,519
    Other income                                                      52,163                   0                  0
                                                              ---------------    ----------------   ----------------
                                                                   6,898,598           1,029,067          1,331,890

Expenses:

    Management fee to affiliate                                            0             550,000            750,000
    Interest expense                                                 263,441             326,499            376,095
    Operating expenses                                             5,669,116             110,419             79,015
                                                              ---------------    ----------------   ----------------
                                                                   5,932,557             986,918          1,205,110
                                                              ---------------    ----------------   ----------------

    Operating income                                                 966,041              42,149            126,780

    Income tax expense                                              (327,472)            (12,043)           (60,550)
    Equity in income (loss) of subsidiaries                          861,049           2,409,467           (762,656)
                                                              ---------------    ----------------   ----------------
          Net income (loss)                                $       1,499,618  $        2,439,573 $         (696,426)
                                                              ===============    ================   ================

Basic income (loss) per share from continuing
   operations and net income (loss)                        $            0.43  $             0.65 $            (0.17)
                                                              ===============    ================   ================

Diluted income (loss) per share from continuing
operations and net income (loss)                           $            0.37  $             0.65 $            (0.17)
                                                              ===============    ================   ================

Basic weighted average shares outstanding                          3,505,424           3,733,432          4,056,439
                                                              ===============    ================   ================

Diluted weighted average shares outstanding                        4,005,424           3,733,432          4,056,439
                                                              ===============    ================   ================

                            UNITED TRUST GROUP, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      PARENT ONLY STATEMENTS OF CASH FLOWS
                       Three Years Ended December 31, 2002
                                                                     Schedule II

                                                                         2002                2001               2000
                                                                    ----------------    ---------------    ----------------

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net income (loss)                                              $       1,499,618   $      2,439,573   $        (696,426)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
    Equity in (income) loss of subsidiaries                                (861,049)        (2,409,467)            762,656
    Change in accrued interest income                                        64,331            (43,494)             20,625
    Depreciation                                                                  0                  0               5,102
    Change in FIT recoverable                                                22,817                  0                   0
    Change in deferred income taxes                                         327,472             15,429              60,288
    Change in indebtedness (to) from affiliates, net                        674,524           (289,963)              8,690
    Change in other assets and liabilities                                 (226,075)              (933)             32,966
                                                                    ----------------    ---------------    ----------------
Net cash provided by (used in) operating activities                       1,501,638           (288,855)            193,901
                                                                    ----------------    ---------------    ----------------

Cash flows from investing activities:
    Purchase of stock of affiliates                                               0             (7,800)             (3,200)
    Payments received on notes receivable from affiliates                   800,000          1,302,495           2,000,000
                                                                    ----------------    ---------------    ----------------
Net cash provided by investing activities                                   800,000          1,294,695           1,996,800
                                                                    ----------------    ---------------    ----------------

Cash flows from financing activities:
    Purchase of treasury stock                                             (520,253)        (1,176,653)                  0
    Issuance of common stock                                                706,691                  0                   0
    Payments on notes payable                                            (3,405,395)        (1,302,495)         (1,515,800)
    Proceeds from line of credit                                          2,000,000                  0                   0
    Dividend received from subsidiary                                     1,400,000                  0                   0
    Cash received in FCC merger                                              69,187                  0                   0
    Payments made from FCC merger                                        (1,586,500)                 0                   0
                                                                    ----------------    ---------------    ----------------
Net cash used in financing activities                                    (1,336,270)        (2,479,148)         (1,515,800)
                                                                    ----------------    ---------------    ----------------

Net increase (decrease) in cash and cash equivalents                        965,368         (1,473,308)            674,901
Cash and cash equivalents at beginning of year                              378,133          1,851,441           1,176,540
                                                                    ----------------    ---------------    ----------------
Cash and cash equivalents at end of year                          $       1,343,501   $        378,133   $       1,851,441
                                                                    ================    ===============    ================

                            UNITED TRUST GROUP, INC.
                                   REINSURANCE
          As of December 31, 2002 and the year ended December 31, 2002

                                                                     Schedule IV

--------------------------------------------------------------------------------------------------------------------

           Column A                Column B          Column C          Column D          Column E        Column F
                                ---------------   ---------------   ---------------   ---------------   ------------

                                                                                                        Percentage
                                                     Ceded to          Assumed                           of amount
                                                      other           from other                        assumed to
                                  Gross amount      companies         companies         Net amount          net

--------------------------------------------------------------------------------------------------------------------

Life insurance
   in force                   $  2,440,716,000  $    527,079,000  $  1,553,748,000  $  3,467,385,000          44.8%
                                ===============   ===============   ===============   ===============

Premiums and policy fees:

   Life insurance             $     18,454,030  $      2,668,796  $         73,979  $     15,859,213           0.5%

   Accident and health
     insurance                         130,905            31,826            22,135           121,214          18.3%
                                ---------------   ---------------   ---------------   ---------------

                              $     18,584,935  $      2,700,622  $         96,114  $     15,980,427           0.6%
                                ===============   ===============   ===============   ===============

                            UNITED TRUST GROUP, INC.
                                   REINSURANCE
          As of December 31, 2001 and the year ended December 31, 2001

                                                                     Schedule IV

----------------------------------------------------------------------------------------------------------------------------

            Column A                 Column B           Column C            Column D           Column E          Column F
                                  ----------------   ----------------    ---------------    ---------------    -------------

                                                                                                                Percentage
                                                        Ceded to            Assumed                             of amount
                                                          other            from other                           assumed to
                                   Gross amount         companies          companies          Net amount           net

----------------------------------------------------------------------------------------------------------------------------

Life insurance
   in force                     $   2,630,460,130  $     653,610,000   $  1,632,820,870   $  3,609,671,000            45.2%
                                  ================   ================    ===============    ===============

Premiums and policy fees:

   Life insurance               $      20,150,537  $       3,135,311   $        109,457   $     17,124,683             0.6%

   Accident and health
     insurance                            150,591             36,787             20,332            134,136            15.2%
                                  ----------------   ----------------    ---------------    ---------------

                                $      20,301,128  $       3,172,098   $        129,789   $     17,258,819             0.8%
                                  ================   ================    ===============    ===============

                            UNITED TRUST GROUP, INC.
                                   REINSURANCE
          As of December 31, 2000 and the year ended December 31, 2000

                                                                     Schedule IV

----------------------------------------------------------------------------------------------------------------------------

            Column A                 Column B           Column C            Column D           Column E          Column F
                                  ---------------   ----------------    ---------------    ---------------    -------------

                                                                                                                Percentage
                                                        Ceded to            Assumed                             of amount
                                                          other            from other                           assumed to
                                   Gross amount         companies          companies          Net amount           net

----------------------------------------------------------------------------------------------------------------------------

Life insurance
   in force                     $   2,878,693,447  $     734,621,000   $  1,020,170,553   $  3,164,243,000            32.2%
                                  ================   ================    ===============    ===============

Premiums and policy fees:

   Life insurance               $      22,789,885  $       3,518,015   $         76,069   $     19,347,939             0.4%

   Accident and health
     insurance                            171,131             38,157              8,773            141,747             6.2%
                                  ----------------   ----------------    ---------------    ---------------

                                $      22,961,016  $       3,556,172   $         84,842   $     19,489,686             0.4%
                                  ================   ================    ===============    ===============

                            UNITED TRUST GROUP, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
         As of and for the years ended December 31, 2002, 2001, and 2000

                                                                      Schedule V

                                          Balance at         Additions
                                           Beginning          Charges                             Balances at
                  Description              Of Period         and Expenses       Deductions       End of Period
----------------------------------------------------------------------------------------------------------------

December 31, 2002

Allowance for doubtful accounts -
     mortgage loans                   $   120,000        $          0        $          0        $   120,000

December 31, 2001

Allowance for doubtful accounts -
     mortgage loans                   $   240,000        $     30,000        $    150,000        $   120,000

December 31, 2000

Allowance for doubtful accounts -
    mortgage loans                    $    70,000        $    170,000        $          0        $   240,000

                                   SIGNATURES

     Pursuant to the  requirements of the Securities  Exchange Act of 1934, this report  has  been  signed  below  by the  following  persons  on  behalf  of the registrant and in the capacities and on the dates indicated.

                            UNITED TRUST GROUP, INC.
                                  (Registrant)

 /s/   John S. Albin                                              March 20, 2003
John S. Albin, Director

/s/  Randall L. Attkisson                                         March 20, 2003
Randall L. Attkisson, President, Chief
  Operating Officer and Director

/s/  Jesse T. Correll                                             March 20, 2003
Jesse T. Correll, Chairman of the Board,
  Chief Executive Officer and Director

                                                                  March 20, 2003
Ward F. Correll, Director

/s/ Thomas F. Darden                                              March 20, 2003
Thomas F. Darden, Director

s/  William W. Perry                                              March 20, 2003
William W. Perry, Director

/s/  James P. Rousey                                              March 20, 2003
James P. Rousey, Chief Administrative
  Officer and Director

/s/  Robert W. Teater                                             March 20, 2003
Robert W. Teater, Director

/s/  Theodore C. Miller                                           March 20, 2003
Theodore C. Miller, Corporate Secretary
  and Chief Financial Officer

CERTIFICATIONS

I, Jesse T. Correll, Chairman of the Board and Chief Executive Officer of United
Trust Group, Inc., certify that:

     1.   I have  reviewed  this annual  report on Form 10-K of the  registrant,
          United Trust Group, Inc.;

     2.   Based on my knowledge,  this annual report does not contain any untrue statement  of a  material  fact  or  omit to  state  a  material  fact necessary to make the statements  made, in light of the  circumstances under which such  statements were made, not misleading with respect to the period covered by this annual report;

     3.   Based on my knowledge,  the financial statements,  and other financial information  included in this  annual  report,  fairly  present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods  presented in this annual report;

     4.   The registrant's  other certifying  officers and I are responsible for establishing  and maintaining  disclosure  controls and procedures (as defined in Exchange  Act Rules  13a-14 and 15d-14) for the  registrant and we have:

          a.   designed such  disclosure  controls and procedures to ensure that material  information  relating to the registrant,  including its consolidated  subsidiaries,  is made known to us by others within those  entities,  particularly  during  the  period in which this annual report is being prepared;

          b.   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and  procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c.   presented  in  this  annual  report  our  conclusions  about  the effectiveness of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

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

     6.   The  registrant's  other  certifying  officers and I have indicated in this annual report  whether or not there were  significant  changes in internal controls or in other factors that could significantly  affect
          internal   controls   subsequent  to  the  date  of  our  most  recent
          evaluation,   including   any   corrective   actions  with  regard  to
          significant deficiencies and material weaknesses.

Date:   March 20,  2003                   By  /s/ Jesse T. Correll

                                              Chairman of the Board and
                                              Chief Executive Officer

CERTIFICATIONS

I,  Theodore C. Miller,  Senior Vice  President,  Corporate  Secretary and Chief
Financial Officer of United Trust Group, Inc., certify that:

     1.   I have  reviewed  this annual  report on Form 10-K of the  registrant,
          United Trust Group, Inc.;

     2.   Based on my knowledge,  this annual report does not contain any untrue statement  of a  material  fact  or  omit to  state  a  material  fact necessary to make the statements  made, in light of the  circumstances under which such  statements were made, not misleading with respect to the period covered by this annual report;

     3.   Based on my knowledge,  the financial statements,  and other financial information  included in this  annual  report,  fairly  present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods  presented in this annual report;

     4.   The registrant's  other certifying  officers and I are responsible for establishing  and maintaining  disclosure  controls and procedures (as defined in Exchange  Act Rules  13a-14 and 15d-14) for the  registrant and we have:

          a.   designed such  disclosure  controls and procedures to ensure that material  information  relating to the registrant,  including its consolidated  subsidiaries,  is made known to us by others within those  entities,  particularly  during  the  period in which this annual report is being prepared;

          b.   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and  procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c.   presented  in  this  annual  report  our  conclusions  about  the effectiveness of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

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

     6.   The  registrant's  other  certifying  officers and I have indicated in this annual report  whether or not there were  significant  changes in internal controls or in other factors that could significantly  affect
          internal   controls   subsequent  to  the  date  of  our  most  recent
          evaluation,   including   any   corrective   actions  with  regard  to
          significant deficiencies and material weaknesses.

Date:   March 20, 2003          By  /s/ Theodore C. Miller

                                  Senior Vice President, Corporate Secretary and
                                  Chief Financial Officer