Form 10-Q
period 2003-03-31
UNITED TRUST GROUP INC
filed 2003-05-14
CIK 832480

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to ____________________

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

The number of shares  outstanding of the  registrant's  common stock as of April
30, 2003, was 4,005,085.

                   UNITED TRUST GROUP, INC. AND SUBSIDIARIES
                                (The "Company")

                               TABLE OF CONTENTS

Part 1.   Financial Information................................................3

   ITEM 1.  FINANCIAL STATEMENTS...............................................3

     Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002....3

     Consolidated Statements of Operations for the three months ended March  31, 2003 and 2002...........................................4

     Consolidated Statement of Changes in Shareholders' Equity for the
      period ended March 31, 2003..............................................5

     Consolidated Statements of Cash Flows for the three months ended
      March 31, 2003 and 2002..................................................6

     Notes to Consolidated Financial Statements................................7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets (Unaudited)
---------------------------------------------------------------------------------------------------------------

                                                                  March 31,          December 31,
             ASSETS                                                 2003                 2002*
                                                              ------------------   ------------------

Investments:
  Fixed maturities at amortized cost
    (market $56,033,123  and $60,517,065)                  $         53,939,130 $         58,327,663
  Investments held for sale:
  Fixed maturities, at market
    (cost $115,207,807 and $105,244,887)                            118,319,987          108,704,518
  Equity securities, at market
    (cost $8,142,662  and $4,122,887)                                 8,445,630            4,883,870
  Mortgage loans on real estate at amortized cost                    22,925,327           23,804,827
  Investment real estate, at cost,
   net of accumulated depreciation                                   16,909,345           17,503,812
  Policy loans                                                       13,260,642           13,346,504
  Short-term investments                                                326,562              377,676
                                                              ------------------   ------------------
                                                                    234,126,623          226,948,870

Cash and cash equivalents                                            16,629,741           24,050,485
Accrued investment income                                             2,379,932            2,452,840
Reinsurance receivables:
  Future policy benefits                                             32,940,377           33,039,036
  Policy claims and other benefits                                    3,722,366            3,770,285
Cost of insurance acquired                                           22,785,678           23,156,164
Deferred policy acquisition costs                                     2,294,026            2,462,487
Property and equipment,
   net of accumulated depreciation                                    2,142,297            2,203,408
Income taxes receivable, current                                        203,323              245,132
Other assets                                                            307,022              574,263
                                                              ------------------   ------------------
      Total assets                                         $        317,531,385 $        318,902,970
                                                              ==================   ==================

             LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
  Future policy benefits                                   $        235,166,458 $        234,762,656
  Policy claims and benefits payable                                  2,640,605            1,834,952
  Other policyholder funds                                            1,248,240            1,176,359
  Dividend and endowment accumulations                               12,638,105           12,628,294
Deferred income taxes                                                12,044,704           12,239,060
Notes payable                                                         2,289,776            2,995,275
Other liabilities                                                     4,361,330            4,943,507
                                                              ------------------   ------------------
      Total liabilities                                             270,389,218          270,580,103
                                                              ------------------   ------------------

Shareholders' equity:
Common stock - no par value, stated value $.02 per share
  Authorized 7,000,000 shares - 3,507,845 and 3,536,311 shares
  issued after deducting treasury shares of 156,073 and 147,607          70,156               70,726
Additional paid-in capital                                           42,679,379           42,976,344
Retained earnings                                                     2,009,732            2,503,856
Accumulated other comprehensive income                                2,382,900            2,771,941
                                                              ------------------   ------------------
      Total shareholders' equity                                     47,142,167           48,322,867
                                                              ------------------   ------------------
      Total liabilities and shareholders' equity           $        317,531,385 $        318,902,970
                                                              ==================   ==================

*Balance sheet audited at December 31, 2002
                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------------------------------

                                                                       Three Months Ended
                                                                 March 31,            March 31,
                                                                    2003                 2002
                                                              -----------------    -----------------
Revenues:

  Premiums and policy fees                                 $         4,567,277  $         4,994,227
  Reinsurance premiums and policy fees                                (684,274)            (717,366)
  Net investment income                                              2,750,690            3,307,478
  Realized investment gains, net                                       242,281                4,696
  Other income                                                         171,781              204,006
                                                              -----------------    -----------------
                                                                     7,047,755            7,793,041

Benefits and other expenses:

  Benefits, claims and settlement expenses:
    Life                                                             5,451,065            5,328,814
    Reinsurance benefits and claims                                   (477,644)          (1,026,833)
    Annuity                                                            277,191              268,675
    Dividends to policyholders                                         270,308              264,450
  Commissions and amortization of deferred
    policy acquisition costs                                           173,653              302,521
  Amortization of cost of insurance acquired                           370,486              386,097
  Operating expenses                                                 1,169,440            1,530,433
  Interest expense                                                      41,416               72,210
                                                              -----------------    -----------------
                                                                     7,275,915            7,126,367

Income (loss) before income taxes, minority interest
  and equity in earnings of investees                                 (228,160)             666,674

Income tax expense                                                    (265,964)             (83,880)
Minority interest in income of
  consolidated subsidiaries                                                  0             (105,760)

                                                              -----------------    -----------------
Net income (loss)                                          $          (494,124) $           477,034
                                                              =================    =================

Basic income (loss) per share from continuing
 operations and net income (loss)                          $             (0.14) $              0.14
                                                              =================    =================

Diluted income (loss) per share from continuing
  operations and net income (loss)                         $             (0.12) $              0.14
                                                              =================    =================

Basic weighted average shares outstanding                            3,519,191            3,528,436
                                                              =================    =================

Diluted weighted average shares outstanding                           4,019,191            3,528,436
                                                              =================    =================

                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                    For the Period ended March 31, 2003 (Unaudited)
-------------------------------------------------------------------------------------------------------

Common stock
  Balance, beginning of year                       $            70,726
  Issued during year                                                 0
  Retired common shares                                           (400)
  Purchase treasury shares                                        (170)
                                                     ------------------
  Balance, end of period                                        70,156
                                                     ------------------

Additional paid-in capital
  Balance, beginning of year                                42,976,344
  Issued during year                                                 0
  Retired common shares                                       (238,400)
  Purchase treasury shares                                     (58,565)
                                                     ------------------
  Balance, end of period                                    42,679,379
                                                     ------------------

Retained earnings
  Balance, beginning of year                                 2,503,856
  Net loss                                                    (494,124)      $          (494,124)
                                                     ------------------        ------------------
  Balance, end of period                                     2,009,732
                                                     ------------------

Accumulated other comprehensive income
  Balance, beginning of year                                 2,771,941
  Other comprehensive income
     Unrealized holding loss on securities
          and reclassification adjustment                     (389,041)                 (389,041)
                                                     ------------------        ------------------
  Comprehensive income                                                       $          (883,165)
                                                                               ==================
  Balance, end of period                                     2,382,900
                                                     ------------------

Total shareholders' equity, end of period          $        47,142,167
                                                     ==================

                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)
------------------------------------------------------------------------------------------------------------

                                                                                  Three Months Ended
                                                                              March 31,         March 31,
                                                                                 2003             2002
                                                                            ---------------   --------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
  Net income (loss)                                                      $        (494,124)$        477,034
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Amortization/accretion of fixed maturities                                   168,017           97,202
      Realized investment gains, net                                              (242,281)          (4,696)
      Policy acquisition costs deferred                                             (8,000)         (17,000)
      Amortization of deferred policy acquisition costs                            176,461          272,108
      Amortization of cost of insurance acquired                                   370,486          386,097
      Depreciation                                                                 121,233          151,597
      Minority interest                                                                  0          105,760
      Change in accrued investment income                                           72,908          376,308
      Change in reinsurance receivables                                            146,578          395,590
      Change in policy liabilities and accruals                                  1,075,409         (859,384)
      Charges for mortality and administration of
        universal life and annuity products                                     (2,116,380)      (2,234,743)
      Interest credited to account balances                                      1,381,828        1,475,314
      Change in income taxes                                                       198,753           55,161
      Change in other assets and liabilities, net                                   (1,199)        (813,541)
                                                                            ---------------   --------------
Net cash provided by (used in) operating activities                                849,689         (137,193)

Cash flows from investing activities:
  Proceeds from investments sold and matured:
    Fixed maturities held for sale                                              12,329,492        8,420,000
    Fixed maturities matured                                                    12,136,686        6,885,707
    Mortgage loans                                                               3,643,730        2,483,750
    Real estate                                                                    766,905          486,592
    Policy loans                                                                   656,512          757,831
    Short-term                                                                      51,114           50,000
                                                                            ---------------   --------------
  Total proceeds from investments sold and matured                              29,584,439       19,083,880
  Cost of investments acquired:
    Fixed maturities held for sale                                             (26,771,651)     (14,970,384)
    Fixed maturities                                                            (3,436,538)               0
    Equity securities                                                           (4,000,000)        (185,075)
    Mortgage loans                                                              (2,764,230)      (3,654,685)
    Real estate                                                                   (259,059)         (63,981)
    Policy loans                                                                  (570,650)        (623,959)
    Short-term                                                                           0           (1,450)
                                                                            ---------------   --------------
  Total cost of investments acquired                                           (37,802,128)     (19,499,534)
  Purchase of property and equipment                                                     0           (8,051)
                                                                            ---------------   --------------
Net cash used in investing activities                                           (8,217,689)        (423,705)

Cash flows from financing activities:
  Policyholder contract deposits                                                 2,658,689        2,746,397
  Policyholder contract withdrawals                                             (1,708,399)      (2,267,119)
  Payments of principal on notes payable                                          (705,499)        (777,199)
  Proceeds from line of credit                                                           0          600,000
  Retirement of common stock                                                      (238,800)               0
  Purchase of treasury stock                                                       (58,735)        (298,665)
                                                                            ---------------   --------------
Net cash provided by (used in) financing activities                                (52,744)           3,414
                                                                            ---------------   --------------

Net decrease in cash and cash equivalents                                       (7,420,744)        (557,484)
Cash and cash equivalents at beginning of period                                24,050,485       15,477,348
                                                                            ---------------   --------------
Cash and cash equivalents at end of period                               $      16,629,741 $     14,919,864
                                                                            ===============   ==============
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
2002.

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
Jesse T. Correll and certain  companies  controlled by Mr. Correll.  Mr. Correll
holds  a  majority   ownership  of  First  Southern   Funding  LLC,  a  Kentucky
corporation,  ("FSF") and First Southern  Bancorp,  Inc.  ("FSBI"),  a financial services  holding  company  that  owns  100% of  First  Southern  National  Bank
("FSNB"), which operates out of 14 locations in central Kentucky. Mr. Correll is
Chief  Executive  Officer and  Chairman of the Board of  Directors of UTG and is
currently UTG's largest  shareholder  through his ownership control of FSF, FSBI and  affiliates.  At March 31, 2003 Mr.  Correll  owns or controls  directly and indirectly approximately 60% of UTG's outstanding stock.

At March 31, 2003, consolidated subsidiaries of United Trust Group, Inc. were as
depicted  on  the  following   organizational   chart.  For  an  explanation  of
contemplated  future changes to the  organizational  structure,  please refer to note 10 to the consolidated financial statements.

2.  INVESTMENTS

As of March  31,  2003  and  December  31,  2002,  fixed  maturities  and  fixed maturities held for sale represented 74% of total invested assets. As prescribed by  the  various  state  insurance  department  statutes  and  regulations,  the insurance  companies'  investment  portfolio  is  required  to  be  invested  in investment grade securities to provide ample  protection for  policyholders.  In light  of  these  statutes  and  regulations,  and the  Company's  business  and investment  strategy,  the Company  generally  seeks to invest in United  States government  and  government  agency  securities  and other high quality low risk investments.  As of March  31,  2003,  the  carrying  value  of  fixed  maturity securities in default as to principal or interest was  immaterial in the context of consolidated  assets or shareholders'  equity.  The investments held for sale are  carried  at  market,  with  changes  in market  value  directly  charged to shareholders'  equity.  To provide  additional  flexibility  and liquidity,  the
Company has  categorized  almost all fixed maturity  investments  acquired since
2000 as available for sale.

3.  NOTES PAYABLE

At March 31,  2003 and  December  31,  2002,  the  Company  had  $2,289,776  and
$2,995,275 in long-term debt outstanding,  respectively.  The notes payable were incurred  in April 2001 to  facilitate  the  repurchase  of common  stock  owned primarily  by James E.  Melville and Larry E.  Ryherd,  two former  officers and directors of the UTG, and members of their respective families. These notes bear interest at the fixed rate of 7% per annum  (paid  quarterly)  with  payments of principal  to be made in five equal  annual  installments.  In January  2003 the balance of an advance  principal  payment in the amount of $705,499  was made on these notes.

The collective  scheduled principal  reductions on these notes for the next five years is as follows:

                         Year                     Amount

                         2003                  $         0
                         2004                      763,259
                         2005                      763,259
                         2006                      763,258
                         2007                            0

A.   Lines of Credit

On November 15, 2001, UTG was extended a $3,300,000  line of credit ("LOC") from the First  National  Bank of the  Cumberlands  ("FNBC")  located in  Livingston,
Tennessee.  The FNBC is owned by, Millard V. Oakley, who is a former Director of
UTG.  The line of credit  was for a one-year  term from the date of issue.  Upon maturity  the  Company  renewed the LOC for an  additional  one-year  term.  The interest  rate on the LOC is  variable  and indexed to be the lowest of the U.S.
prime rates as published  in the Wall Street  Journal,  with any  interest  rate adjustments  to be  made  monthly.  At  March  31,  2003,  the  Company  had  no outstanding borrowings attributable to this LOC.

On April 1, 2002,  UTG was extended a $5,000,000  line of credit ("LOC") from an unaffiliated  third  party,  Southwest  Bank  of St.  Louis.  The  LOC was for a one-year term from the date of issue.  Upon maturity the Company renewed the LOC for an additional  one-year term from the date of issue.  As collateral  for any draws under the line of credit,  the former FCC,  which has now merged into UTG, pledged  100% of the common stock of its  insurance  subsidiary  UG.  Borrowings under the LOC will bear interest at the rate of .25% in excess of Southwest Bank of St.  Louis'  prime rate.  At March 31, 2003,  the Company had no  outstanding borrowings attributable to this LOC.

4.  CAPITAL STOCK TRANSACTIONS

A.  Stock Repurchase Program

On June 5, 2001, the board of directors of UTG  authorized  the repurchase  from time to time in the open market or in privately negotiated transactions of up to
$1 million of UTG's  common  stock.  Repurchased  shares will be  available  for future  issuance  for general  corporate  purposes.  From  inception of the plan through April 30, 2003,  UTG has spent  $716,422 in the  acquisition  of 102,004 shares under this program.

B.  Earnings Per Share Calculations

Earnings per share are based on the  weighted  average  number of common  shares outstanding  during each  period,  retroactively  adjusted to give effect to all stock splits, in accordance with Statement of Financial Accounting Standards No.
128. At March 31,  2003,  UTG had an  obligation  to issue to FSF or its assigns
500,000 shares of UTG common stock,  as a result of a failed  earnings  covenant
(See note 4C to the  consolidated  financial  statements  below).  As such,  the computation of diluted  earnings per share differs from basic earnings per share at March 31, 2003. At March 31, 2002,  diluted earnings per share is the same as basic  earnings  per  share  since  the  Company  had  no  dilutive  instruments outstanding.

C.  Shares Acquired by FSF and Affiliates with Options Granted

On November 20, 1998, FSF and affiliates acquired 929,904 shares of common stock of UTG from UTG and certain UTG  shareholders.  As consideration for the shares,
FSF paid UTG  $10,999,995  and  certain  shareholders  of UTG  $999,990 in cash.
Included in the stock acquisition  agreement is an earnings covenant whereby UTG warrants UTG and its subsidiaries and affiliates will have future earnings of at least  $30,000,000  for a  five-year  period  beginning  January 1,  1998.  Such earnings  are  computed  based  on  statutory  results  excluding  inter-company activities such as  inter-company  dividends plus realized and unrealized  gains and losses on real estate, mortgage loans and unaffiliated common stocks. At the end of the covenant period,  an adjustment is to be made equal to the difference between the then market value and statutory  carrying value of real estate still owned that existed at the beginning of the covenant period.  Should UTG not meet the covenant  requirements,  any  shortfall  will first be reduced by the actual average  tax  rate for UTG for the  period,  then  will be  further  reduced  by one-half of the percentage,  if any,  representing UTG's ownership percentage of the  insurance  company  subsidiaries.  This  result  will  then be  reduced  by
$250,000.  The  remaining  amount  will be paid by UTG in the form of UTG common stock valued at $15.00 per share with a maximum number of shares to be issued of
500,000. However, there shall be no limit to the number of shares transferred to the extent  that there are legal  fees,  settlements,  damage  payments or other losses as a result of certain legal action taken. The price and number of shares shall be adjusted for any  applicable  stock  splits,  stock  dividends or other recapitalizations.  For the five-year period starting January 1, 1998 and ending
December 31, 2002, the Company had total  earnings of $16,970,883  applicable to this covenant. Therefore, UTG did not meet the earnings requirements stipulated, and pursuant to the covenant  based on a final  accounting,  the Company  issued
500,000 previously unissued shares of UTG common stock to FSF on April 30, 2003.

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

On April 25,  2003 the Company  entered  into an  agreement  with Fiserv for the conversion of the two TPA client  companies to the "ID3" system.  The conversion will begin in May 2003 and is expected to be  completed  by February  2004.  The conversion will be performed  utilizing  Company  personnel with onsite training
and  guidance   provided  by  Fiserv.   The   conversion  is  expected  to  cost
approximately $600,000. Following the conversion of these blocks of business the
Company  anticipates  immediately  starting  the  conversion  of  the  remaining insurance business to the "ID3" software system. Fiserv LIS is a unit of Fiserv,
Inc. (Nasdaq: FISV) which is an independent, full-service provider of integrated data processing and information  management  systems to the financial  industry, headquartered in Brookfield, Wisconsin.

David A. Morlan,  individually and on behalf of all others similarly situated v.
Universal  Guaranty  Life Ins.,  United Trust  Assurance  Co.,  United  Security
Assurance  Co.,  United Trust Group,  Inc. and First  Commonwealth  Corporation,
(U.S. District Court for the Southern District of Illinois)

On April 26, 1999,  the above  lawsuit was filed by David Morlan and Louis Black in the Southern District of Illinois against  Universal  Guaranty Life Insurance
Company ("UG") and United Trust Assurance  Company  ("UTAC")  (merged into UG in
1992).  After the lawsuit was filed,  the plaintiffs,  who were former insurance salesmen, amended their complaint, dropped Louis Black as a plaintiff, and added
United Security  Assurance  Company ("USAC") (merged into UG in 1999) and UTG as defendants.  The plaintiffs are alleging that they were employees of UG, UTAC or
USAC rather than independent  contractors.  The plaintiffs have asked to recover various  employee  benefits,  costs and  attorneys'  fees,  as well as  monetary damages based on the defendants'  alleged  failure to withhold  certain taxes. A trial date has been currently set for August 26, 2003.

The Company continues to believe that it has meritorious  grounds to defend this lawsuit, and it intends to defend the case vigorously. The Company believes that the defense and ultimate  resolution  of the lawsuit  should not have a material adverse effect upon the business,  results of operations or financial  condition of the Company. Nevertheless, if the lawsuit were to be successful, it is likely that such  resolution  would have a  material  adverse  effect on the  Company's business,  results of operations and financial condition. At March 31, 2003, the
Company  maintains  a  liability  of  $225,000  to cover  estimated  legal costs associated with the defense of this matter.

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

6.  Other Cash Flow Disclosure

On a cash basis, the Company paid $41,416 and $71,898 in interest expense during the first quarter of 2003 and 2002,  respectively.  The Company paid $0 and $290 in federal  income tax during the first quarter of 2003 and 2002,  respectively.
At March 31, 2003,  the Company had acquired  $19,775 in equity  securities  for which  the cash had not yet been  paid.  The  payable  for these  securities  is included in the line item other liabilities on the balance sheet.

7.  CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial  institutions that at times may exceed federally  insured limits.  The Company  maintains its primary  operating cash accounts  with First  Southern  National  Bank, an affiliate of the largest shareholder  of UTG,  Jesse T.  Correll,  the  Company's  CEO and  Chairman.  In
aggregate at March 31, 2003 these  accounts hold  approximately  $5,000,000  for which there are no pledges or  guarantees  outside FDIC  insurance  limits.  The
Company has not  experienced  any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

8.     COMPREHENSIVE INCOME

                                                                             Tax
                                                         Before-Tax          (Expense)            Net of Tax
       March 31, 2003                                    Amount              or Benefit           Amount
       ----------------------------------------------    ----------------    -----------------    ---------------

       Unrealized holding losses during
           Period                                    $   (597,903)       $   209,266          $   (388,637)
       Less: reclassification adjustment
           for gains realized in net income                  (621)               217                  (404)
                                                         ----------------    -----------------    ---------------
       Net unrealized losses                             (598,524)           209,483              (389,041)
                                                         ----------------    -----------------    ---------------
       Other comprehensive income                    $   (598,524)       $   209,483          $   (389,041)
                                                         ================    =================    ===============

9.  RELATED PARTY TRANSACTIONS

On February 20, 2003,  UG purchased  $4,000,000  of a trust  preferred  security offering  issued by an upstream  affiliate,  First  Southern  Bancorp,  Inc. The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly  dividend at a fixed rate of 6.515%.  This security  is  currently  caried  at  cost,  pending  valuation  by the  National
Association of Insurance Commissioners' Securities Valuation Office.

10.  MERGER OF LIFE INSURANCE SUBSIDIARIES

The ABE,  APPL, and UG Boards  approved  merger  transactions  at the March 2003 meeting  whereby ABE and APPL would each be merged with and into UG. The mergers will require the approval of the insurance departments of the States of Ohio and
Illinois  prior to  completion.  The Company does not anticipate any delays with the approval process and expects the mergers to be completed by July 2003.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations,  financial condition and liquidity and capital resources.
This analysis  should be read in  conjunction  with the  consolidated  financial statements and related notes that appear  elsewhere in this report.  The Company reports  financial results on a consolidated  basis. The consolidated  financial statements include the accounts of UTG and its subsidiaries at March 31, 2003.

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

Results of Operations

(a)  Revenues

Premiums and policy fee revenues,  net of reinsurance  premiums and policy fees, decreased  9% when  comparing  the first  quarter of 2003 to the same  period in
2002.  The Company  currently  writes  little new  business.  Unless the Company acquires a block of in-force business or significantly  increases its marketing, management  expects  premium  revenue to continue to decline at a similar  rate, which is consistent with prior experience.

Several of the  customer  service  representatives  of the  Company  have become licensed insurance agents,  allowing them to offer products within the Company's portfolio to existing  customers.  The Company is currently  implementing  a new product referred to as "the Legacy" to be used by the licensed  customer service representatives  when selling  insurance on new lives, or attempting to conserve insurance on existing  business.  Since the implementation of the new product is just starting, results of this effort are yet to be seen.

The  Company  is in  the  early  stages  of  moving  forward  with  a  marketing opportunity  with First  Southern  National  Bank ("FSNB") an affiliate of UTG's largest  shareholder,  Chairman  and  CEO,  Jesse  T.  Correll.  Management  has
considered various products including annuity type products, mortgage protection products and existing  insurance  products,  as potential products that could be marketed to banking customers.  This marketing  opportunity has potential and is believed to be a viable niche.  The Company has recently  designed the "Horizon"
annuity product as well as the aforementioned  "Legacy" life product,  which are both to be used in marketing efforts through FSNB.

Although   premium   writings   through  FSNB  and  by  the   customer   service
representatives  of the Company are not  expected to be  significant  to Company revenue in the near future,  management  believes it is a start in their attempt to slow down the yearly decline in premium revenue.

Net investment  income decreased 17% when comparing the first quarter of 2003 to the same period in 2002. The national prime rate has continued its decline going from 4.75% at March 31, 2002 to 4.25% at March 31, 2003. The declining  interest rates over the last couple of years has resulted in lower earnings on short-term funds as well as on  longer-term  investments  acquired.  Should  this  economic climate  continue,  net  investment  income  should  continue  to decline as the
Company, along with others in the insurance industry,  seeks adequate returns on investments,  while staying within the  conservative  investment  guidelines set forth by  insurance  regulations.  Management  has  shortened  the length of the
Company's portfolio and maintained a conservative  investment  philosophy.  This approach hurts investment earnings in the short run, but the Company has not had to write off any investment  losses due to excessive risk, and management  feels we are in a better position for an economic up-turn.

The Company's  investments are generally  managed to match related insurance and policyholder liabilities.  The comparison of investment return with insurance or investment  product crediting rates establishes an interest spread.  The Company monitors  investment  yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads, ranging from 1%
to 2%. At the March 2002 Board of Directors meeting, the Boards of the insurance subsidiaries lowered all remaining  rate-adjustable products to their guaranteed minimum rates.  The guaranteed  minimum  crediting rates on these products range from 3% to 5.5%. These adjustments were in response to the continued declines in interest rates in the marketplace. Policy interest crediting rate changes become effective  on an  individual  policy  basis on the next policy  anniversary.  If interest  rates  continue to decline,  the Company won't be able to lower rates, and both net investment income and net income will be impacted negatively.

The Company had net realized  investment  gains of $242,281 in the first quarter of 2003 compared to net realized  investment gains of $4,696 for the same period in 2002.  Approximately  $240,000 of the net realized gains in the first quarter of 2003 were  attributable to the sale of two separate  parcels of land held for investment purposes in Springfield, Illinois.

Other income  decreased 16% when comparing the first quarter of 2003 to the same period in 2002.  The  majority  of the  revenue in this line item comes from the
Company performing  administrative work as a third party  administrator  ("TPA")
for an unaffiliated life insurance company,  and as such,  receives monthly fees based on policy in force counts and certain other  activity  indicators  such as number of premium  collections  performed.  During the first quarter of 2003 and
2002, the Company received  $117,260 and $124,635  respectively,  for this work.
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

(b)  Expenses

Life benefits,  claims and settlement  expenses net of reinsurance  benefits and claims,  increased  16% in the first quarter of 2003 compared to the same period in 2002. This increase is due to a reduction in reinsurance  benefits and claims incurred  in the current  quarter.  The  Company  reinsures  its risks as to not retain more than $125,000, including accidental death benefits, on any one life.
Therefore,  the amount of reinsurance benefit incurred is determined by the size of an insured's  policy when a claim for benefit is made.  Aside from the effect of  reinsurance,  direct  death  benefits  and  policy  surrenders  remained  at comparable levels when comparing the first quarter of 2003 to the same period in
2002.

Commissions and amortization of deferred policy  acquisition costs decreased 43%
in the first  quarter  of 2003  compared  to the same  period in 2002.  The most significant  factor in the decrease is  attributable to the Company paying fewer commissions,  since the  Company  writes very  little new  business  and renewal premiums  on  existing  business  continue  to  decline.  Another  factor of the
decrease  is  attributable  to  normal   amortization  of  the  deferred  policy
acquisition  costs asset.  The Company reviews the  recoverability  of the asset based on current trends and known events compared to the assumptions used in the establishment  of the original  asset.  No impairments  were recorded in the two periods reported.

Operating  expenses  decreased  24% in the first quarter of 2003 compared to the same period in 2002.  Expense  reductions have been made in the normal course of business, as the Company simplifies its organizational structure and continually monitors  expenditures  looking for  savings  opportunities.  Subsequent  to the reporting  period,  on April 25, 2003 the Company entered into an agreement with
Fiserv for the  conversion of the two TPA client  companies to the "ID3" system.
The  conversion  will  begin in May  2003 and is  expected  to be  completed  by
February 2004. The conversion will be performed utilizing Company personnel with onsite training and guidance  provided by Fiserv.  The conversion is expected to cost approximately $600,000.

Interest expense decreased 43% in the first quarter of 2003 compared to the same period in 2002.  The Company has used dividend  payments from its life insurance subsidiary UG to reduce long term debt  outstanding from $4,223,471 at March 31,
2002 to $2,289,776 at March 31, 2003.  All remaining  debt was incurred in April
2001 to facilitate  the  repurchase of common stock owned  primarily by James E.
Melville and Larry E.  Ryherd,  two former  officers  and  directors of UTG, and members of their respective families.  The notes bear interest at the fixed rate of 7% per annum (paid  quarterly)  with payments of principal to be made in five equal annual  installments.  In January 2003 the balance of an advance principal payment in the amount of $705,499 was made on these notes. The future collective scheduled  principal  reductions on these notes are due as follows:  $763,259 on
April 1,  2004,  $763,259  on April 1, 2005 and  $763,258  due on April 1, 2006.
Management believes overall sources available are adequate to service this debt.
These  sources are include  current cash  balances of UTG,  and expected  future dividends from its life insurance subsidiary UG.

(c)  Net income

The Company had a net loss of  $(494,124)  in the first quarter of 2003 compared to net income of $477,034 for the same period in 2002. Total revenues  decreased approximately  $745,000,  which was primarily  attributable to a 17% decrease in investment  income and a 9%  decrease  in premium  revenues.  Income tax expense increased approximately $180,000, which was primarily attributable to a shift in the Company's deferred tax liability.  Partially  offsetting the above decreases to net income, the minority interest liability of approximately $106,000 held at
March 31, 2002, was retired with the merger of First Commonwealth Corporation (a then 82% owned subsidiary of UTG) with and into UTG on June 12, 2002.

Financial Condition

The financial condition of the Company has retreated slightly since December 31,
2002. Total shareholders' equity decreased approximately  $1,181,000 as of March
31, 2003 compared to December 31, 2002. The decrease was mainly  attributable to a net loss of $494,124, the purchase of treasury shares and retirement of common stock in the amount $297,535,  and unrealized  losses of $389,041 on investments held for sale.

Investments  represent  approximately  74% and 71% of total  assets at March 31,
2003 and December  31,  2002,  respectively.  Accordingly,  investments  are the largest asset group of the Company.  The Company's  insurance  subsidiaries  are regulated by insurance  statutes and  regulations  as to the type of investments that they are  permitted  to make,  and the amount of funds that may be used for any one type of  investment.  In light of these  statutes and  regulations,  the majority of the Company's  investment  portfolio is invested in high quality low risk investments.

As of March 31, 2003, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders'  equity. The Company has identified  securities it may sell and classified them as "investments  held for sale".  Investments  held for sale are
carried  at  market,   with  changes  in  market  value   charged   directly  to
shareholders'  equity.  To provide  additional  flexibility  and liquidity,  the
Company has  categorized  almost all fixed maturity  investments  acquired since
2000 as available for sale.

Liquidity and Capital Resources

The  Company  has  three  principal  needs for cash - the  insurance  companies'
contractual obligations to policyholders,  the payment of operating expenses and the servicing of its long-term debt.  Cash and cash  equivalents as a percentage of total assets were  approximately 5% and 8% as of March 31, 2003, and December
31, 2002,  respectively.  Fixed  maturities  as a percentage  of total  invested assets were approximately 74% as of March 31, 2003 and December 31, 2002.

Future policy  benefits are  primarily  long-term in nature and  therefore,  the
Company's  investments are  predominantly in fixed maturity  investments such as bonds  and  mortgage  loans  which  provide  sufficient  return  to cover  these obligations. The Company has the ability and intent to hold these investments to maturity;  consequently,  the Company's  investment in fixed  maturities held to maturity is reported in the financial statements at their amortized cost.

Many of the Company's  products  contain  surrender  charges and other  features which  reward  persistency  and  penalize the early  withdrawal  of funds.  With respect to such products,  surrender  charges are generally  sufficient to cover the Company's  unamortized deferred policy acquisition costs with respect to the policy being surrendered.

Cash provided by (used in) operating  activities was $849,689 and $(137,193) for the periods ending March 31, 2003 and March 31, 2002, respectively. The net cash provided by operating  activities plus net policyholder  contract deposits after the payment of policyholder withdrawals equaled $1,799,979 for the first quarter of 2003 and  $342,085  for the same  period in 2002.  Management  utilizes  this measurement  of cash flows as an indicator of the  performance  of the Company's insurance  operations,  since  reporting  regulations  require  cash inflows and outflows  from  universal  life  insurance  products  to be shown  as  financing activities when reporting on cash flows.

Cash used in investing  activities was $8,217,689 and $423,705,  for the periods ending March 31, 2003 and March 31,  2002,  respectively.  The most  significant aspect of cash used in investing activities are the fixed maturity transactions.
Fixed  maturities  account  for  80% and 77% of the  total  cost of  investments acquired  in the  first  quarter  of 2003  and  for the  same  period  in  2002, respectively.

Net cash provided by (used in) financing activities was $(52,744) and $3,414 for the periods ending March 31, 2003 and March 31, 2002, respectively. Policyholder contract  deposits  decreased 3% for the first  quarter of 2003  compared to the same period in 2002.  Policyholder  contract  withdrawals  decreased 25% for the first quarter of 2003  compared to the same period in 2002.  In addition,  as of
March 31, 2002,  the Company had purchased  $58,735 in treasury  stock under the stock  repurchase  program  and retired  $238,800 in common  stock from a former employee of the Company, originally issued under the employee and director stock purchase program.

At March 31,  2003,  the Company had a total of  $2,289,776  in  long-term  debt outstanding.  All remaining debt is owed to two former officers and directors of the  Company  and their  respective  families as a result of an April 2001 stock purchase  transaction.  These  notes bear  interest  at the fixed rate of 7% per annum (paid  quarterly),  with  remaining  principal  payments  of $763,259  due annually in 2004 and 2005 and $763,258 due in 2006.  Management believes overall sources  available  are more than  adequate to service this debt.  These sources include current cash balances of UTG,  expected future  operating  cashflows and payment of dividends  from the Company's life  subsidiary,  UG. In January 2003,
UTG paid the balance of an advance  principal  payment in the amount of $705,499 completing the remaining 2003 principal payment.

UTG is a holding  company that has no day-to-day  operations  of its own.  Funds required to meet its expenses,  generally costs  associated with maintaining the company in good  standing with states in which it does  business,  are primarily provided  by its  subsidiaries.  On a parent  only  basis,  UTG's  cash  flow is dependent  on  management  fees  received  from its  subsidiaries  and  earnings received  on  cash  balances.  At  March  31,  2003,  substantially  all  of the consolidated shareholders equity represents net assets of its subsidiaries.  The
Company's insurance  subsidiaries have maintained adequate statutory capital and surplus and have not used surplus  relief or financial  reinsurance,  which have come under  scrutiny by many state  insurance  departments.  The payment of cash dividends  to  shareholders  is  not  legally  restricted.  However,  the  state insurance  department  regulates  insurance  company dividend payments where the company is domiciled.

UG is an Ohio  domiciled  insurance  company,  which  requires  five days  prior notification  to the  insurance  commissioner  for the  payment  of an  ordinary dividend.  Ordinary  dividends  are  defined  as the  greater  of: a) prior year statutory  earnings or b) 10% of statutory capital and surplus.  At December 31,
2002 UG's total  statutory  capital and  surplus  amounted  to  $16,030,200.  At
December  31,  2002,  UG had a statutory  gain from  operations  of  $2,062,744.
Extraordinary  dividends  (amounts in excess of ordinary  dividend  limitations)
require prior approval of the insurance commissioner and are not restricted to a specific  calculation.  UG paid an ordinary dividend of $600,000 to UTG in April
2003.

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
The Company  has no  derivative  financial  instruments  or  interest  rate swap contracts.  In January 2003 the balance of an advance  principal  payment in the amount of $705,499 was made on these notes.

--------------------------------------------------------------------------------------------------
                                 March 31, 2003
--------------------------------------------------------------------------------------------------
                             Expected maturity date
--------------------------------------------------------------------------------------------------
                    2003     2004     2005     2006     2007     Thereafter  Total      Fair value
------------------ -------- -------- -------- -------- -------- ----------- ---------- -----------
Long term debt
------------------ -------- -------- -------- -------- -------- ----------- ---------- -----------
  Fixed rate           0    763,259  763,259  763,258      0          0     2,289,776  2,406,156
------------------ -------- -------- -------- -------- -------- ----------- ---------- -----------
  Avg. int. rate       0       7.0%     7.0%     7.0%      0          0           7.0%        0
------------------ -------- -------- -------- -------- -------- ----------- ---------- -----------
  Variable rate        0         0        0        0       0          0             0         0
------------------ -------- -------- -------- -------- -------- ----------- ---------- -----------
  Avg. int. rate       0         0        0        0       0          0             0         0
------------------ -------- -------- -------- -------- -------- ----------- ---------- -----------

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
     Section 1350

99.3 United Trust Group Whistle Blower Policy

(b) Reports on Form 8-K

No reports on Form 8-K were filed by UTG during the quarterly period ended March
31, 2003.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                            UNITED TRUST GROUP, INC.
                                  (Registrant)

Date:   May  13, 2003                     By  /s/ Randall L. Attkisson

                                              Randall L. Attkisson
                                              President, Chief Operating Officer
                                                 and Director

Date:   May 13, 2003                      By  /s/ Theodore C. Miller

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

Date:   May 13, 2003                               By  /s/ Jesse T. Correll

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

Date:   May 13, 2003            By  /s/ Theodore C. Miller

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
     Section 1350

99.3 United Trust Group Whistle Blower Policy