Form 10-Q
period 2003-06-30
UNITED TRUST GROUP INC
filed 2003-08-14
CIK 832480

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

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

The number of shares outstanding of the registrant's common stock as of July 31,
2003, was 3,998,633.

                    UNITED TRUST GROUP, INC. AND SUBSIDIARIES
                                 (The “Company”)

                                TABLE OF CONTENTS

Part 1.   Financial Information                                                3

  Item 1. Financial Statements                                                 3

     Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002

     Consolidated  Statements of  Operations  for the three and six months
     ended June 30, 2003 and 2002                                              4

     Consolidated  Statement  of  Changes  in  Shareholders'  Equity for
     the six months ended June 30, 2003                                        5

     Consolidated  Statements  of Cash Flows for the six  months  ended
     June 30, 2003 and 2002                                                    6

     Notes to Consolidated Financial Statements                                7

   ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION
            AND RESULTS OF OPERATIONS                                         13

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         18

   ITEM 4. CONTROLS AND PROCEDURES                                            18

PART II.   OTHER INFORMATION                                                  19

   ITEM 1. LEGAL PROCEEDINGS                                                  19

   ITEM 2. CHANGE IN SECURITIES                                               19

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                    19

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                19

   ITEM 5. OTHER INFORMATION                                                  19

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   20

SIGNATURES                                                                    21

EXHIBIT INDEX                                                                 22

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets (Unaudited)

                                                                                       June 30,           December 31,
     ASSETS                                                                              2003                 2002*
                                                                                   ------------------   ------------------

Investments:
Fixed maturities at amortized cost
    (market $39,408,839 and $60,517,065)                                        $         37,925,136 $         58,327,663
Investments held for sale:
Fixed maturities, at market
    (cost $129,612,824 and $105,244,887)                                                 133,046,748          108,704,518
Equity securities, at market
    (cost $10,514,357 and $4,122,887)                                                     11,784,143            4,883,870
Mortgage loans on real estate at amortized cost                                           23,780,623           23,804,827
Investment real estate, at cost,
   net of accumulated depreciation                                                        17,767,600           17,503,812
Policy loans                                                                              13,246,825           13,346,504
Short-term investments                                                                       230,109              377,676
                                                                                   ------------------   ------------------

                                                                                         237,781,184          226,948,870

Cash and cash equivalents                                                                 14,128,969           24,050,485
Accrued investment income                                                                  2,175,221            2,452,840
Reinsurance receivables:
  Future policy benefits                                                                  32,863,910           33,039,036
  Policy claims and other benefits                                                         3,895,677            3,770,285
Cost of insurance acquired                                                                22,416,343           23,156,164
Deferred policy acquisition costs                                                          2,227,565            2,462,487
Property and equipment,
   net of accumulated depreciation                                                         2,638,644            2,203,408
Income taxes receivable, current                                                              86,464              245,132
Other assets                                                                                 244,442              574,263
                                                                                   ------------------   ------------------

   Total assets                                                                 $        318,458,419 $        318,902,970
                                                                                   ==================   ==================

             LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
  Future policy benefits                                                        $        235,844,154 $        234,762,656
  Policy claims and benefits payable                                                       1,678,239            1,834,952
  Other policyholder funds                                                                 1,167,178            1,176,359
  Dividend and endowment accumulations                                                    12,621,895           12,628,294
Deferred income taxes                                                                     11,619,092           12,239,060
Notes payable                                                                              2,289,776            2,995,275
Other liabilities                                                                          5,991,454            4,943,507
                                                                                   ------------------   ------------------

  Total liabilities                                                                      271,211,788          270,580,103
                                                                                   ------------------   ------------------

Shareholders' equity:
Common stock - no par value, stated value $.02 per share
  Authorized 7,000,000 shares - 4,001,019 and 3,536,311 shares issued
  after deducting treasury shares of 161,237 and 147,607                                      80,020               70,726
Additional paid-in capital                                                                42,612,809           42,976,344
Retained earnings                                                                          1,340,240            2,503,856
Accumulated other comprehensive income                                                     3,213,562            2,771,941
                                                                                   ------------------   ------------------

     Total shareholders' equity                                                           47,246,631           48,322,867
                                                                                   ------------------   ------------------

     Total liabilities and shareholders' equity                                 $        318,458,419 $        318,902,970
                                                                                   ==================   ==================

* Balance sheet audited at December 31, 2002.

                             See accopanying notes

   UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)

                                                                 Three Months Ended                   Six Months Ended
                                                             June 30,          June 30,          June 30,           June 30,
                                                               2003              2002              2003               2002
                                                          ---------------   ---------------   ----------------   ---------------

Revenues:

  Premiums and policy fees                             $       4,802,915 $       4,955,669 $        9,370,192 $       9,949,896
  Reinsurance premiums and policy fees                          (709,676)         (567,385)        (1,393,950)       (1,284,751)
  Net investment income                                        2,898,159         3,287,608          5,648,849         6,595,086
  Realized investment gains, net                                 317,877             6,731            560,158            11,427
  Other income                                                   169,035           216,352            340,816           420,358
                                                          ---------------   ---------------   ----------------   ---------------
                                                               7,478,310         7,898,975         14,526,065        15,692,016

Benefits and other expenses:

 Benefits, claims and settlement expenses:
  Life                                                         5,076,050         5,082,676         10,527,115        10,411,490
  Reinsurance benefits and claims                               (679,579)       (1,033,159)        (1,157,223)       (2,059,992)
  Annuity                                                        289,162           305,121            566,353           573,796
  Dividends to policyholders                                     245,810           255,361            516,118           519,811
 Commissions and amortization of deferred
  policy acquisition costs                                        72,579           193,590            246,232           496,111
 Amortization of cost of insurance acquired                      369,335           385,098            739,821           771,195
 Operating expenses                                            3,500,807         1,649,134          4,670,247         3,179,567
 Interest expense                                                 39,962            61,394             81,378           133,604
                                                          ---------------   ---------------   ----------------   ---------------
                                                               8,914,126         6,899,215         16,190,041        14,025,582

Income (loss) before income taxes, minority interest
  and equity in earnings of investees                         (1,435,816)          999,760         (1,663,976)        1,666,434

Income tax (expense) credit                                      766,324          (119,226)           500,360          (203,106)
Minority interest in income of
  consolidated subsidiaries                                            0          (157,855)                 0          (263,615)

                                                          ---------------   ---------------   ----------------   ---------------

Net income (loss)                                      $        (669,492)$         722,679 $       (1,163,616)$       1,199,713
                                                          ===============   ===============   ================   ===============

Basic income (loss) per share from continuing
   operations and net income (loss)                    $           (0.17)$            0.21 $            (0.32)$            0.34
                                                          ===============   ===============   ================   ===============

Diluted income (loss) per share from continuing
   operations and net income (loss)                    $           (0.17)$            0.21 $            (0.32)$            0.34
                                                          ===============   ===============   ================   ===============

Basic weighted average shares outstanding                      3,845,046         3,500,212          3,683,019         3,514,246
                                                          ===============   ===============   ================   ===============

Diluted weighted average shares outstanding                    3,845,046         3,500,212          3,683,019         3,514,246
                                                          ===============   ===============   ================   ===============

                             See accompanying notes

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
               For the six months ended June 30, 2003 (Unaudited)

Common stock
  Balance, beginning of year                                 $            70,726
  Issued during year                                                      10,000
  Retired common shares                                                     (433)
  Purchase treasury shares                                                  (273)
                                                               ------------------

  Balance, end of period                                                  80,020
                                                               ------------------

Additional paid-in capital
  Balance, beginning of year                                          42,976,344
  Issued during year                                                     (10,000)
  Retired common shares                                                 (258,361)
  Purchase treasury shares                                               (95,174)
                                                               ------------------

  Balance, end of period                                              42,612,809
                                                               ------------------

Retained earnings
  Balance, beginning of year                                           2,503,856
  Net loss                                                            (1,163,616)      $        (1,163,616)
                                                               ------------------        ------------------
  Balance, end of period                                               1,340,240
                                                               ------------------

Accumulated other comprehensive income
  Balance, beginning of year                                           2,771,941
  Other comprehensive income
     Unrealized holding gain on securities
          net of minority interest and
          reclassification adjustment                                    441,621                   441,621
                                                               ------------------        ------------------

  Comprehensive income                                                                 $          (721,995)
                                                                                         ==================

  Balance, end of period                                               3,213,562
                                                               ------------------

Total shareholders' equity, end of period                    $        47,246,631

                             See accompanying notes

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)

                                                                                   Six Months Ended
                                                                               June 30,         June 30,
                                                                                 2003             2002
                                                                            ---------------   --------------

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
  Net income (loss)                                                      $      (1,163,616)$      1,199,713
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Amortization/accretion of fixed maturities                                   514,127          192,955
      Realized investment gains, net of losses                                    (560,158)         (11,427)
      Policy acquisition costs deferred                                            (40,000)         (43,000)
      Amortization of deferred policy acquisition costs                            274,922          417,216
      Amortization of cost of insurance acquired                                   739,821          771,195
      Depreciation                                                                 305,554          293,227
      Minority interest                                                                  0          263,615
      Change in accrued investment income                                          277,619          165,887
      Change in reinsurance receivables                                             49,734          624,066
      Change in policy liabilities and accruals                                  1,172,031       (1,280,403)
      Charges for mortality and administration of
        universal life and annuity products                                     (4,376,292)      (4,412,958)
      Interest credited to account balances                                      2,761,079        2,803,906
      Change in income taxes payable                                              (567,571)         178,053
      Change in other assets and liabilities, net                                1,547,729       (1,189,807)
                                                                            ---------------   --------------

Net cash provided by (used in) operating activities                                934,979          (27,762)

Cash flows from investing activities:
  Proceeds from investments sold and matured:
      Fixed maturities held for sale                                            36,346,064        8,770,000
      Fixed maturities matured                                                  24,922,488       13,248,311
      Mortgage loans                                                             5,021,255        3,390,918
      Real estate                                                                  872,903          613,473
      Policy loans                                                               1,257,763        1,365,716
      Short-term                                                                   150,000          100,869
                                                                            ---------------   --------------
  Total proceeds from investments sold and matured                              68,570,473       27,489,287
  Cost of investments acquired:
      Fixed maturities held for sale                                           (61,147,319)     (21,753,580)
      Fixed maturities                                                          (4,283,412)      (3,053,805)
      Equity securities                                                         (6,391,470)        (185,075)
      Mortgage loans                                                            (4,997,051)      (4,351,770)
      Real estate                                                               (1,184,103)        (127,386)
      Policy loans                                                              (1,158,084)      (1,395,977)
      Short-term                                                                    (2,433)               0
                                                                            ---------------   --------------

  Total cost of investments acquired                                           (79,163,872)     (30,867,593)
  Purchase of property and equipment                                              (555,743)         (14,965)
                                                                            ---------------   --------------

Net cash used in investing activities                                          (11,149,142)      (3,393,271)

Cash flows from financing activities:
  Policyholder contract deposits                                                 4,939,629        5,286,775
  Policyholder contract withdrawals                                             (3,587,242)      (3,864,468)
  Proceeds from line of credit                                                           0        1,350,000
  Retirement of common stock                                                      (258,794)               0
  Purchase of treasury stock                                                       (95,447)        (413,018)
  Payments from FCC merger                                                               0       (1,137,250)
  Payments of principal on notes payable                                          (705,499)      (1,490,311)
                                                                            ---------------   --------------

Net cash provided by (used in) financing activities                                292,647         (268,272)
                                                                            ---------------   --------------

Net decrease in cash and cash equivalents                                       (9,921,516)      (3,689,305)
Cash and cash equivalents at beginning of period                                24,050,485       15,477,348
                                                                            ---------------   --------------

Cash and cash equivalents at end of period                               $      14,128,969 $     11,788,043
                                                                            ===============   ==============
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
Jesse T. Correll and certain  companies  controlled by Mr. Correll.  Mr. Correll
holds  a  majority   ownership  of  First  Southern   Funding  LLC,  a  Kentucky
corporation,  (“FSF”) and First Southern  Bancorp,  Inc.  (“FSBI”),  a financial services  holding  company  that  owns  100% of  First  Southern  National  Bank
(“FSNB”), which operates out of 14 locations in central Kentucky. Mr. Correll is
Chief  Executive  Officer and  Chairman of the Board of  Directors of UTG and is
currently UTG's largest  shareholder  through his ownership control of FSF, FSBI and  affiliates.  At June 30, 2003 Mr.  Correll  owns or controls  directly  and indirectly approximately 65% of UTG's outstanding stock.

At June 30, 2003, consolidated  subsidiaries of United Trust Group, Inc. were as
depicted  on  the  following   organizational   chart.  For  an  explanation  of
contemplated  future changes to the  organizational  structure,  please refer to note 10 to the consolidated financial statements.

United Trust Group, Inc. (UTG)
100%
100%
100%
North Plaza of Somerset, Inc. (NORTH PLAZA)
Universal Guaranty Life Insurance Company (UG)
Roosevelt Equity Corporation (REC)
100%
100%
67%
Appalachian Life Insurance Company (APPL)
Abraham Lincoln Insurance Company (ABE)
Hampshire Plaza, LLC (HAMPSHIRE PLAZA)

2.       INVESTMENTS

As of June 30, 2003 and December 31, 2002, fixed maturities and fixed maturities held for sale represented 72% and 74% of total invested assets. As prescribed by the various state insurance  department statutes and regulations,  the insurance companies'  investment  portfolio is required to be invested in investment grade securities  to provide ample  protection  for  policyholders.  In light of these statutes and regulations,  and the Company's  business and investment  strategy, the Company generally seeks to invest in United States government and government agency  securities and other high quality low risk  investments.  As of June 30,
2003, the carrying value of fixed maturity securities in default as to principal
or  interest  was   immaterial  in  the  context  of   consolidated   assets  or
shareholders'  equity. The investments held for sale are carried at market, with changes in market value directly  charged to  shareholders'  equity.  To provide additional  flexibility and liquidity,  the Company has  categorized  almost all fixed maturity investments acquired since 2000 as available for sale.

3.       NOTES PAYABLE

At June 30, 2003 an December 31, 2002, the Company had $2,289,776 and $2,995,275
in long-term debt outstanding,  respectively. The notes payable were incurred in
April 2001 to facilitate the repurchase of common stock owned primarily by James
E. Melville and Larry E. Ryherd,  two former  officers and directors of UTG, and members of their  respective  families.  These notes bear  interest at the fixed rate of 7% per annum (paid  quarterly)  with payments of principal to be made in five equal  annual  installments.  In January  2003,  the  balance of an advance principal payment in the amount of $705,499 was made on these notes.

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

A.   Lines of Credit

On November 15, 2001, UTG was extended a $3,300,000  line of credit (“LOC”) from the First  National  Bank of the  Cumberlands  (“FNBC”)  located in  Livingston,
Tennessee.  The FNBC is owned by, Millard V. Oakley, who is a former Director of
UTG.  The line of credit  was for a one-year  term from the date of issue.  Upon maturity  the  Company  renewed the LOC for an  additional  one-year  term.  The interest  rate on the LOC is  variable  and indexed to be the lowest of the U.S.
prime rates as published  in the Wall Street  Journal,  with any  interest  rate adjustments to be made monthly. At June 30, 2003, the Company had no outstanding borrowings attributable to this LOC.

On April 1, 2002,  UTG was extended a $5,000,000  line of credit (“LOC”) from an unaffiliated  third  party,  Southwest  Bank  of St.  Louis.  The  LOC was for a one-year term from the date of issue.  Upon maturity the Company renewed the LOC for an  additional  one-year  term,  with a maturity  date of April 30, 2004. As collateral for any draws under the line of credit, the former FCC, which has now merged into UTG,  pledged 100% of the common stock of its  insurance  subsidiary
UG. Borrowings under the LOC will bear interest at the rate of .25% in excess of
Southwest  Bank of St. Louis' prime rate.  At June 30, 2003,  the Company had no outstanding borrowings attributable to this LOC.

4.       CAPITAL STOCK TRANSACTIONS

A.   Stock Repurchase Program

On June 5, 2001, the board of directors of UTG  authorized  the repurchase  from time to time in the open market or in privately negotiated transactions of up to
$1 million of UTG's common stock.  Repurchased  shares under the program will be available for future issuance for general corporate  purposes.  Through July 31,
2003, UTG has spent $762,541 in the  acquisition of 108,456 shares of its common stock under this program.

B.   Earnings Per Share Calculations

Earnings per share are based on the  weighted  average  number of common  shares outstanding  during each  period,  retroactively  adjusted to give effect to all stock splits, in accordance with Statement of Financial Accounting Standards No.
128. At June 30, 2003 and June 30, 2002 diluted earnings per share were the same as  basic  earnings  per  share  since  the  UTG  had  no  dilutive  instruments outstanding.

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

On October 26,  2001,  President  Bush signed into law the “USA  PATRIOT” Act of
2001 (“the Patriot Act”). This Law, enacted in response to the terrorist attacks of September 11, 2001,  strengthens our Nation's ability to combat terrorism and prevent and detect money-laundering activities. Under Section 352 of the Patriot
Act,  financial  institutions  (definition  includes  insurance  companies)  are required  to  develop  an  anti-money  laundering  program.  The  practices  and procedures  implemented  under the  program  should  reflect  the risks of money laundering given the entity's  products,  methods of distribution,  contact with customers and forms of customer payment and deposits.  In addition,  Section 326 of  the  Patriot  Act  creates  minimum  standards  for  financial  institutions regarding the identity of their  customers in connection  with the purchase of a policy or contract of insurance.  Final regulations regarding the aforementioned
Patriot Act,  were issued by the  Department  of the Treasury in April 2003.  As
such, the Company has instituted an anti-money laundering program to comply with
Section 352, and has communicated this program throughout the organization.  The
Company currently has in place a database program to facilitate  compliance with
Section 326. The Company will continue to monitor developments regarding the Act to determine if any adjustments are needed for continued compliance.

On July 30, 2002,  President  Bush signed into law the  “SARBANES-OXLEY”  Act of
2002 (“the Act”). This Law, enacted in response to several high-profile business failures,  was developed to provide  meaningful  reforms that protect the public interest and restore  confidence in the reporting  practices of publicly  traded companies. The implications of the Act to public companies, (which includes UTG)
are vast, widespread,  and evolving.  Many of the new requirements will not take effect or full effect until after  calendar-year-end  companies  have  completed their 2003 annual reports.  The Company has implemented  requirements  affecting the current reporting period,  and is continually  monitoring,  evaluating,  and planning  implementation of requirements that will need to be taken into account in future reporting periods.

On April 25,  2003 the Company  entered  into an  agreement  with Fiserv for the conversion of the two TPA client  companies to the “ID3” system.  The conversion began in May  2003  and is  expected  to be  completed  by  December  2003.  The conversion is being performed  utilizing  Company personnel with onsite training
and  guidance   provided  by  Fiserv.   The   conversion  is  expected  to  cost
approximately $600,000. Following the conversion of these blocks of business the
Company  anticipates  immediately  starting  the  conversion  of  the  remaining insurance business to the “ID3” software system. Fiserv LIS is a unit of Fiserv,
Inc. (Nasdaq: FISV) which is an independent, full-service provider of integrated data processing and information  management  systems to the financial  industry, headquartered in Brookfield, Wisconsin.

As previously disclosed in the Company's filings, litigation styled David Morlan et al. v. Universal  Guaranty Life  Insurance  Company,  United Trust  Assurance
Company,  United Security Assurance Company,  United Trust Group, Inc. and First
Commonwealth  Corporation,  is currently  pending in the United States  District
Court for the Southern District of Illinois.

In late June 2003,  a mediation  was held in an attempt to bring  resolution  to this  lawsuit.  The  negotiations  continued in July and August,  and a proposed settlement was  ultimately  reached.  Although the Company  continues to believe that it has meritorious grounds to defend this lawsuit, the legal process can be lengthy and costly, with no guarantee of success in the final resolution.  Under these  circumstances,  management  believes a settlement of the matter may be in the best interests of the Company.  Under the terms of the proposed  settlement, the Company will pay  approximately  $1,950,000  in attorneys'  fees,  costs and expenses,  and the Company,  through its  insurance  subsidiaries,  will provide certain life insurance  benefits at a discount to members of the class (or their transferees) choosing to purchase life insurance benefits.

The  proposed  settlement  has  received  preliminary  approval  from the Court;
however,  the proposed settlement will not become final until certain procedural matters are completed such as notice of the proposed  settlement  being given to the class  members  and until  after the  proposed  settlement  is approved at a fairness hearing,  which is expected to occur later in 2003. Given the status of the proposed  settlement,  the Company has established a contingent liability in its June 30, 2003  financial  statements of $1,950,000.  This figure  represents management's best estimation of the initial  out-of-pocket costs associated with the  proposed  settlement  should it  ultimately  receive  final  approval.  The ultimate  impact,  if any, on the Company's  financial  condition from providing discounted  life insurance  benefits to class members who elect to purchase such benefits  cannot be determined at this time as the Company does not yet know who among the class members, if any, will elect to purchase such benefits.

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

6.       OTHER CASH FLOW DISCLOSURE

On a cash basis,  the Company  paid  $81,378  and  $132,318 in interest  expense during the first six months of 2003 and 2002, respectively.  The Company paid $0 and $15,290 in federal  income tax during the first six months of 2003 and 2002, respectively.  In April 2003,  the Company issued  500,000  previously  unissued shares of UTG common stock to FSF (please  refer to note 4C to the  consolidated financial statements for further discussion).

7.     CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial  institutions that at times may exceed federally  insured limits.  The Company  maintains its primary  operating cash accounts with First  Southern  National  Bank, an affiliate of UTG, and its largest  shareholder,  Chairman  and  CEO,  Jesse  Correll.  The  Company  holds approximately $400,000 for which there are no pledges or guarantees outside FDIC insurance  limits.  The Company has not  experienced any losses in such accounts and believes it is not exposed to any  significant  credit risk on cash and cash equivalents.

8.     COMPREHENSIVE INCOME

                                                                             Tax
                                                     Before-Tax           (Expense)           Net of Tax
 June 30, 2003                                         Amount             or Benefit            Amount
 ----------------------------------------------    ----------------    -----------------    ---------------

 Unrealized holding gains during
      Period                                    $          680,038  $         (238,013)  $         442,025
 Less: reclassification adjustment
      for gains realized in net income                       (621)                  217              (404)
                                                   ----------------    -----------------    ---------------

 Net unrealized gains                                      679,417            (237,796)            441,621
                                                   ----------------    -----------------    ---------------

 Other comprehensive income                     $          679,417  $         (237,796)  $         441,621
                                                   ================    =================    ===============

9.     RELATED PARTY TRANSACTIONS

On February 20, 2003,  UG purchased  $4,000,000  of a trust  preferred  security offering  issued by an upstream  affiliate,  First  Southern  Bancorp,  Inc. The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly  dividend at a fixed rate of 6.515%.  This security  is  currently  carried  at cost,  pending  valuation  by the  National
Association of Insurance Commissioners Securities Valuation Office.

10.    MERGER OF LIFE INSURANCE SUBSIDIARIES

At the March 2003  Board of  Directors  meeting,  the ABE,  APPL,  and UG Boards reaffirmed  the merger of ABE and APPL with and into UG and  approved  the final merger documents. Upon receiving the necessary regulatory approvals, the mergers were  consummated  effective  July 1,  2003.  ABE and APPL were each 100%  owned subsidiaries of UG prior to the merger.  The mergers result in a more simplified holding company structure.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations,  financial condition and liquidity and capital resources.
This analysis  should be read in  conjunction  with the  consolidated  financial statements and related notes that appear  elsewhere in this report.  The Company reports  financial results on a consolidated  basis. The consolidated  financial statements include the accounts of UTG and its subsidiaries at June 30, 2003.

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

Results of Operations

(a)  Revenues

Premiums and policy fee revenues,  net of reinsurance  premiums and policy fees, decreased 8% when  comparing  the first six months of 2003 to the same period in
2002, and decreased 7% for the second quarter comparison.  The Company currently writes  little new  business.  Unless the  Company  acquires a block of in-force business or significantly  increases its marketing,  management  expects premium revenue to continue to decline at a similar rate, which is consistent with prior experience.

Several of the  customer  service  representatives  of the  Company  have become licensed insurance agents,  allowing them to offer products within the Company's portfolio to existing  customers.  The Company is currently  implementing  a new product referred to as “the Legacy” to be used by the licensed  customer service representatives  when selling  insurance on new lives, or attempting to conserve insurance on existing  business.  Since the implementation of the new product is just starting, results of this effort are yet to be seen.

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

Net investment  income decreased 14% when comparing the first six months of 2003 to the same period in 2002, and decreased 12% for the second quarter comparison.
The national prime rate was 4.75% during the first six months of 2002 and ranged from a high of 4.25% to a low of 4.00% during the first six months of 2003. This declining interest rate environment has resulted in lower earnings on short-term funds as well as on  longer-term  investments  acquired.  Should  this  economic climate  continue,  net  investment  income  should  continue  to decline as the
Company, along with others in the insurance industry,  seeks adequate returns on investments,  while staying within the  conservative  investment  guidelines set forth by  insurance  regulations.  Management  has  shortened  the length of the
Company's  portfolio and maintained a  conservative  investment  philosophy.  As such,  following an analysis of current  holdings  during the second  quarter of
2003, the Company liquidated approximately $4,084,000 of its corporate bonds. In addition, as investments have matured or been called, the Company has reinvested at current lower yields.  Although this hurts  investment  earnings in the short run, the Company has not had to write off any investment losses due to excessive risk, and management feels we are in a better position for an economic up-turn.

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

The Company had realized investment gains of $560,158 in the first six months of
2003 compared to net realized investment gains of $11,427 for the same period in
2002.  The net  realized  gains in 2003  consist of a $317,360  gain on bonds of which $316,966 was  attributable  to the Company's  liquidation of its corporate bonds discussed above. In 2003, there was also $242,798 in net realized gains on real estate that was primarily  from the sale two separate  parcels of land held for investment  purposes in Springfield,  Illinois.  In 2002, net realized gains consisted  of a $6,078  gain on bonds  and a $5,349  gain on  common  stocks.  A quarterly  comparison  shows  realized  investment  gains  of  $317,877  for the quarterly  period ended June 30,  2003,  and $6,731 for the same period in 2002.
The large net realized gain during the second quarter of 2003 is attributable to the Company's liquidation of its corporate bonds discussed above.

Other income  decreased  19% when  comparing the first six months of 2003 to the same period in 2002,  and decreased 22% for the second quarter  comparison.  The majority  of the  revenue in this line item comes  from the  Company  performing administrative work as a third party  administrator  (“TPA”) for an unaffiliated life insurance  company,  and as such,  receives monthly fees based on policy in force counts and certain  other  activity  indicators  such as number of premium collections performed. During the first six months of 2003 and 2002, the Company received  $233,274 and $271,622  respectively,  for this work. During the second
quarter  of  2003  and  2002,  the  Company   received   $116,014  and  $146,987
respectively,  for this work.  These TPA revenue  fees are  included in the line item "other income" on the Company's consolidated statements of operations.  The
Company  intends to pursue other TPA  arrangements,  and in 2002 entered into an alliance  with Fiserv Life  Insurance  Solutions  (Fiserv  LIS),  to provide TPA services to insurance companies seeking business process outsourcing  solutions.
Fiserv LIS will be  responsible  for the  marketing  and sales  function for the alliance,  as well as providing the  datacenter  operations.  UTG will staff the administration effort.  Although still in its early stages,  management believes this  alliance  with Fiserv LIS  positions  the  Company to generate  additional revenues by utilizing  the Company's  current  excess  capacity,  administrative services,  and  implementation  of the new  Fiserve LIS “ID3”  software  system.
Currently,  the Company  operates  on the “Life 70”  software  system,  which is obsolete  and  is no  longer  being  supported.  In  addition,  due  to  ongoing regulatory  changes and the fact the Company is repositioning  itself for future growth,  the Company  believes  implementation  of the “ID3” software  system is critical in order to proceed in the  Company's  new  direction of TPA  services.
Fiserv LIS is a unit of Fiserv,  Inc.  (Nasdaq:  FISV) which is an  independent, full-service  provider of integrated data processing and information  management systems to the financial industry, headquartered in Brookfield, Wisconsin.

(b)  Expenses

Life benefits,  claims and settlement  expenses net of reinsurance  benefits and claims,  increased  12% in the first six  months  of 2003  compared  to the same period  in 2002,  and  increased  9% for the  second  quarter  comparison.  This increase for the first six months is due to a reduction in reinsurance  benefits incurred year to date. In the first six months of 2003,  the Company had no high face  death  claims  that were  reinsured.  In the first six  months of 2002 the
Company  had a few high face  death  claims  that were  reinsured.  The  Company reinsures its risks as to not retain more than  $125,000,  including  accidental death benefits,  on any one life.  Therefore,  the amount of reinsurance benefit incurred  is  determined  by the size of an  insured's  policy  when a claim for benefit  is made.  Aside  from the  effect  of  reinsurance,  policy  surrenders remained at comparable levels when comparing the first six months of 2003 to the same  period in 2002.  A second  quarter  comparison  revealed  the  Company had approximately  $1,200,000  less in direct death  benefits and no high face death claims in 2003 as compared to 2002.  Consequently,  the reinsurance benefits and claims received, decreased accordingly. Policy claims vary from year to year and therefore,  fluctuations  in mortality are to be expected and are not considered unusual by  management.  Overall,  reserves  continue  to  increase  on in-force policies as the age of the insureds increases.

Commissions and amortization of deferred policy  acquisition costs decreased 50%
for the first sixth  months of 2003  compared  to the same  period in 2002,  and decreased 63% for the second quarter comparison.  The most significant factor in the decrease is attributable to the Company paying fewer commissions,  since the company  writes  very  little new  business  and  renewal  premiums  on existing business continue to decline.  Another factor of the decrease is attributable to normal  amortization of the deferred policy acquisition costs asset. The Company reviews the recoverability of the asset based on current trends and known events compared to the assumptions used in the  establishment of the original asset. No impairments were recorded in either of the periods reported.

Operating expenses increased 47% in the first six months of 2003 compared to the same period in 2002, and increased 112% for the second quarter comparison.  This increase is  attributable  to the  establishment  of a  contingent  liability of
$1,950,000  relating  to a  lawsuit  (see note 5 to the  consolidated  financial statements  for further  discussion).  Excluding  the  contingency  established, expenses  declined  due to  expense  reductions  made in the  normal  course  of business, as the Company simplifies its organizational structure and continually monitors  expenditures  looking for savings  opportunities.  In April 2003,  the
Company  entered into an  agreement  with Fiserv for the  conversion  of two TPA client companies to the “ID3” system. The conversion began in May 2003 and is expected  to be  completed  by December  2003.  The  conversion  is being performed utilizing Company personnel with onsite training and guidance provided by Fiserv. The conversion is expected to cost approximately $600,000.

Interest  expense  decreased 39% in the first six months of 2003 compared to the same period in 2002,  and decreased 35% for the second quarter  comparison.  The
Company has used  dividend  payments  from its life  insurance  subsidiary UG to reduce long term debt outstanding from $4,260,359 at June 30, 2002 to $2,289,776 at June 30, 2003.  All  remaining  debt was incurred in April 2001 to facilitate the repurchase of common stock owned primarily by James E. Melville and Larry E.
Ryherd,  two  former  officers  and  directors  of UTG,  and  members  of  their respective  families.  The notes bear interest at the fixed rate of 7% per annum
(paid  quarterly)  with  payments of  principal  to be made in five equal annual installments. In January 2003 the balance of an advance principal payment in the amount of $705,499  was made on these  notes.  The future  collective  scheduled principal  reductions  on these notes are due as  follows:  $763,259 on April 1,
2004,  $763,259 on April 1, 2005 and $763,258  due on April 1, 2006.  Management
believes  overall  sources  available  are adequate to service this debt.  These sources  include  current  cash  balances of UTG,  existing  lines of credit and expected future dividends from its life insurance subsidiary UG.

(c)  Net income

The  Company  had a net loss of  $1,163,616  in the  first  six  months  of 2003 compared to net income of $1,199,713  for the same period in 2002 and a net loss of $669,492 in the second  quarter of 2003 as compared to net income of $722,679 for the second quarter of 2002. The net loss in 2003 was mainly  attributable to the establishment of a contingent liability relating to a lawsuit (see note 5 to the consolidated  financial statements for further  discussion).  The contingent liability resulted in a decline in net income of $1,267,500, net of tax effects.
In  addition,  total  revenues  decreased  approximately  $1,166,000,  which was primarily  attributable to a 14% decrease in investment income and a 6% decrease in premium revenues.  Partially  offsetting the above mentioned decreases to net income, was the minority interest in earnings of approximately  $264,000 at June
30,  2002.  All  minority  interests  were  retired  with  the  merger  of First
Commonwealth  Corporation (a then 82% owned subsidiary of UTG) with and into UTG on June 12, 2002.

Financial Condition

The  financial  condition of the Company has declined  since  December 31, 2002.
Total  shareholders'  equity decreased  approximately  $1,076,000 as of June 30,
2003 compared to December 31, 2002. The decrease is mainly  attributable  to the accrual of a contingent  liability of  $1,267,500,  net of taxes,  relating to a lawsuit  (see  note 5 to  the  consolidated  financial  statements  for  further discussion)  that was included in the net loss of $1,163,616.  In addition,  the
Company  purchased  treasury  shares and retired  common  stock in the amount of
$354,241,  which also  decreased  shareholders'  equity.  These  negatives  were partially offset by unrealized gains of $441,621 on investments held for sale.

Investments represent approximately 75% and 71% of total assets at June 30, 2003 and December 31, 2002,  respectively.  Accordingly,  investments are the largest asset group of the Company.  The Company's insurance  subsidiaries are regulated by insurance  statutes and  regulations as to the type of investments  that they are  permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations,  the majority of the
Company's   investment   portfolio  is  invested  in  high  quality,   low  risk
investments.

As of June 30, 2003, the carrying value of fixed maturity  securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders'  equity. The Company has identified  securities it may sell and classified them as “investments  held for sale”.  Investments  held for sale are
carried  at  market,   with  changes  in  market  value   charged   directly  to
shareholders'  equity.  To provide  additional  flexibility  and liquidity,  the
Company has  categorized  almost all fixed maturity  investments  acquired since
2000 as available for sale.

Liquidity and Capital Resources

The  Company  has  three  principal  needs for cash - the  insurance  companies'
contractual obligations to policyholders,  the payment of operating expenses and the servicing of its long-term debt.  Cash and cash  equivalents as a percentage of total assets were  approximately  4% and 8% as of June 30, 2003, and December
31, 2002,  respectively.  Fixed  maturities  as a percentage  of total  invested assets were approximately 72% and 74% as of June 30, 2003 and December 31, 2002.

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

Net cash provided by (used in) operating  activities  was $934,979 and $(27,762)
for the six month periods ending June 30, 2003 and June 30, 2002,  respectively.
The net cash provided by operating  activities  plus net  policyholder  contract deposits after the payment of policyholder  withdrawals  equaled  $2,287,366 for the  first  six  months  of 2003 and  $1,394,545  for the same  period  in 2002.
Management  utilizes  this  measurement  of cash  flows as an  indicator  of the performance of the Company's insurance  operations,  since reporting regulations require cash inflows and outflows from universal  life insurance  products to be shown as financing activities when reporting on cash flows.

Net cash used in investing  activities was $11,149,142  and $3,393,271,  for the six month periods ending June 30, 2003 and June 30, 2002, respectively. The most significant  aspect of cash used in investing  activities are the fixed maturity transactions.  Fixed  maturities  account  for 83% and 80% of the total  cost of investments  acquired in the first six months of 2003 and for the same period in
2002, respectively.

Net cash provided by (used in) financing  activities was $292,647 and $(268,272)
for the six month periods ending June 30, 2003 and June 30, 2002,  respectively.
Policyholder  contract  deposits  decreased  7% in the first six  months of 2003 compared to the same period in 2002. Policyholder contract withdrawals decreased
7% in the  first six  months of 2003  compared  to the same  period in 2002.  In addition,  as of June 30, 2003,  the Company had  purchased  $95,447 in treasury stock under its stock  repurchase  program and retired  $258,794 in common stock that was  originally  issued  under the employee  and  director  stock  purchase program.

At June 30,  2003,  the  Company had a total of  $2,289,776  in  long-term  debt outstanding.  All remaining debt is owed to two former officers and directors of the  Company  and their  respective  families as a result of an April 2001 stock purchase  transaction.  These  notes bear  interest  at the fixed rate of 7% per annum (paid  quarterly),  with  remaining  principal  payments  of $763,259  due annually in 2004 and 2005 and $763,258 due in 2006.  Management believes overall sources  available  are more than  adequate to service this debt.  These sources include current cash balances of UTG,  expected future  operating  cashflows and payment of dividends  from the Company's life  subsidiary,  UG. In January 2003,
UTG paid the balance of an advance  principal  payment in the amount of $705,499 completing the remaining 2003 principal payment.

UTG is a holding  company that has no day-to-day  operations  of its own.  Funds required to meet its expenses,  generally costs  associated with maintaining the company in good  standing with states in which it does  business,  are primarily provided  by its  subsidiaries.  On a parent  only  basis,  UTG's  cash  flow is dependent  on  management  fees  received  from its  subsidiaries  and  earnings received  on  cash  balances.  At  June  30,  2003,  substantially  all  of  the consolidated shareholders equity represents net assets of its subsidiaries.  The
Company's insurance  subsidiaries have maintained adequate statutory capital and surplus and have not used surplus  relief or financial  reinsurance,  which have come under  scrutiny by many state  insurance  departments.  The payment of cash dividends  to  shareholders  is  not  legally  restricted.  However,  the  state insurance  department  regulates  insurance  company dividend payments where the company is domiciled.

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
The Company  has no  derivative  financial  instruments  or  interest  rate swap contracts.  In January 2003, the balance of an advance  principal payment in the amount of $705,499 was made on these notes.

                                                  June 30, 2003
                                             Expected maturity date
                     2003       2004       2005       2006       2007      Thereafter      Total      Fair value
Long term debt
  Fixed rate            0    763,259    763,259    763,258          0             0   2,289,776      2,411,707
  Avg. int. rate        0        7.0%       7.0%       7.0%         0             0         7.0%             0
  Variable rate         0          0          0          0          0             0           0              0
  Avg. int. rate        0          0          0          0          0             0           0              0

ITEM 4.  CONTROLS AND PROCEDURES

Within  the 90 days  prior  to the  filing  date of this  quarterly  report,  an evaluation was performed under the supervision and with the participation of the
Company's  management,  including the President and Chief Executive Officer (the
“CEO”) and the Chief Financial  Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that  evaluation,  the  Company's  management,  including  the  CEO and  CFO, concluded that the Company's  disclosure  controls and procedures were effective in  alerting  them on a timely  basis to  material  information  relating to the
Company  required to be  included in the  Company's  periodic  reports  filed or submitted under the Securities Exchange Act of 1934, as amended. There have been no significant  changes in the Company's  internal  controls or in other factors that could significantly  affect internal controls subsequent to the date of the evaluation.

                           PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

NONE

ITEM 2.  CHANGE IN SECURITIES.

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual  Meeting of  Shareholders  held on June 11,  2003,  the  following matters were submitted to the shareholders of UTG and voted on as indicated:

1.   To elect  eight  directors  to serve for a term of one year and until their successors are elected and qualified:

         DIRECTOR                FOR           WITHHELD         AGAINST

John S. Albin                    2,567,518           10,879           1,032

Randall L. Attkisson             2,567,788           10,879             762

Jesse T. Correll                 2,567,293           10,879           1,257

Ward F. Correll                  2,567,833           10,879             717

Thomas F. Darden                 2,567,610           10,879             940

William W. Perry                 2,567,560           10,879             990

James P. Rousey                  2,567,440           10,879           1,110

Robert W. Teater                 2,567,518           10,879           1,032

ITEM 5.  OTHER INFORMATION.

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit Number             Description

31.1 Certification of Jesse T. Correll,  Chief Executive Officer and Chairman of
     the Board of UTG, as required pursuant to Section 302

31.2 Certification of Theordore C. Miller, Chief Financial Officer,  Senior Vice
     President  and Corporate  Secretary of UTG as required  pursuant to Section
     302

32.1 Certificate of Jesse T. Correll,  Chief  Executive  Officer and Chairman of
     the Board of UTG, as required pursuant to 18 U.S.C. Section 1350

32.2 Certificate of Theodore C. Miller,  Chief  Financial  Officer,  Senior Vice
     President and Corporate Secretary of UTG, as required pursuant to 18 U.S.C.
     Section 1350

99.P Code of Ethical Conduct for Senior Financial Officers

(b)  REPORTS ON FORM 8-K

No reports on Form 8-K were filed by UTG during the quarterly  period ended June
30, 2003.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                            UNITED TRUST GROUP, INC.
                                  (Registrant)

Date:   August 11, 2003                     By  /s/ Randall L. Attkisson

                                              Randall L. Attkisson
                                              President, Chief Operating Officer
                                              and Director

Date:   August 11, 2003                     By  /s/ Theodore C. Miller

                                              Theodore C. Miller
                                              Senior Vice President
                                              and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit Number             Description

31.1 Certification of Jesse T. Correll,  Chief Executive Officer and Chairman of
     the Board of UTG, as required pursuant to Section 302

31.2 Certification of Theordore C. Miller, Chief Financial Officer,  Senior Vice
     President  and Corporate  Secretary of UTG as required  pursuant to Section
     302

32.1 Certificate of Jesse T. Correll,  Chief  Executive  Officer and Chairman of
     the Board of UTG, as required pursuant to 18 U.S.C. Section 1350

32.2 Certificate of Theodore C. Miller,  Chief  Financial  Officer,  Senior Vice
     President and Corporate Secretary of UTG, as required pursuant to 18 U.S.C.
     Section 1350

99.P Code of Ethical Conduct for Senior Financial Officers