Form 10-Q
period 2003-09-30
UNITED TRUST GROUP INC
filed 2003-11-12
CIK 832480

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the registrant's  common stock as of October
31, 2003, were 4,008,619.

                    UNITED TRUST GROUP,INC. AND SUBSIDIARIES
                                (The "Company")

                               TABLE OF CONTENTS

Part 1.   Financial Information................................................3

   Item 1.  Financial Statements...............................................3

     Consolidated Balance Sheets as of September 30, 2003 and
         December 31, 2002.....................................................3
     Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002.....................................4
     Consolidated Statement of Changes in Shareholders' Equity for the
         nine months ended September 30, 2003..................................5
     Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2003 and 2002...........................................6
     Notes to Consolidated Financial Statements................................7
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                         Part 1. Financial Information.
                         Item 1. Financial Statements.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets (Unaudited)
--------------------------------------------------------------------------------

                                                                            September 30,           December 31,
     ASSETS                                                                      2003                  2002*
                                                                          -------------------    -------------------

Investments:
  Fixed maturities at amortized cost
    (market $32,489,810 and $60,517,065)                               $          31,395,132  $          58,327,663
  Investments held for sale:
     Fixed maturities, at market
      (cost $145,930,785 and $105,244,887)                                       147,673,849            108,704,518
     Equity securities, at market
      (cost $10,699,122 and $4,122,887)                                           11,714,245              4,883,870
  Mortgage loans on real estate at amortized cost                                 21,410,925             23,804,827
  Investment real estate, at cost,
    net of accumulated depreciation                                               17,863,940             17,503,812
  Policy loans                                                                    13,297,447             13,346,504
  Short-term investments                                                             131,272                377,676
                                                                          -------------------    -------------------
                                                                                 243,486,810            226,948,870

Cash and cash equivalents                                                          7,115,553             24,050,485
Accrued investment income                                                          2,041,316              2,452,840
Reinsurance receivables:
  Future policy benefits                                                          32,798,788             33,039,036
  Policy claims and other benefits                                                 3,809,551              3,770,285
Cost of insurance acquired                                                        21,937,974             23,156,164
Deferred policy acquisition costs                                                  2,172,104              2,462,487
Property and equipment,
  net of accumulated depreciation                                                  2,555,195              2,203,408
Income taxes receivable, current                                                     162,622                245,132
Other assets                                                                         299,745                574,263
                                                                          -------------------    -------------------
      Total assets                                                     $         316,379,658  $         318,902,970
                                                                          ===================    ===================

                LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
  Future policy benefits                                               $         235,992,470  $         234,762,656
  Policy claims and benefits payable                                               2,190,731              1,834,952
  Other policyholder funds                                                         1,095,666              1,176,359
  Dividend and endowment accumulations                                            12,598,522             12,628,294
Deferred income taxes                                                             10,624,608             12,239,060
Notes payable                                                                      2,289,776              2,995,275
Other liabilities                                                                  6,252,860              4,943,507
                                                                          -------------------    -------------------
      Total liabilities                                                          271,044,633            270,580,103
                                                                          -------------------    -------------------

Shareholders' equity:
Common stock - no par value, stated value $.02 per share
  Authorized 7,000,000 shares - 3,993,564 and 3,536,311 shares issued
  after deducting treasury shares of 168,692 and 147,607                              79,787                 70,726
Additional paid-in capital                                                        42,510,808             42,976,344
Retained earnings                                                                    876,098              2,503,856
Accumulated other comprehensive income                                             1,868,332              2,771,941
                                                                          -------------------    -------------------
      Total shareholders' equity                                                  45,335,025             48,322,867
                                                                          -------------------    -------------------
      Total liabilities and shareholders' equity                       $         316,379,658  $         318,902,970
                                                                          ===================    ===================

* Balance sheet audited at December 31, 2002.
                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)
-------------------------------------------------------------------------------

                                                                 Three Months Ended                    Nine Months Ended
                                                            September 30,      September 30,     September 30,      September 30,
                                                               2003               2002              2003               2002
                                                          ----------------   ---------------   ----------------   ----------------
Revenues:

  Premiums and policy fees                             $        4,462,516 $       4,458,645 $       13,832,708 $       14,408,541
  Reinsurance premiums and policy fees                           (775,932)         (732,822)        (2,169,882)        (2,017,573)
  Net investment income                                         2,656,624         3,336,329          8,305,473          9,931,415
  Realized investment gains, net                                  168,735             3,404            728,893             14,831
  Other income                                                    180,653           188,129            521,469            608,487
                                                          ----------------   ---------------   ----------------   ----------------
                                                                6,692,596         7,253,685         21,218,661         22,945,701

Benefits and other expenses:

  Benefits, claims and settlement expenses:
    Life                                                        5,647,392         5,436,371         16,174,507         15,847,861
    Reinsurance benefits and claims                              (658,342)         (950,836)        (1,815,565)        (3,010,828)
    Annuity                                                       298,465           388,660            864,818            962,456
    Dividends to policyholders                                    228,709           236,395            744,827            756,206
  Commissions and amortization of deferred
    policy acquisition costs                                       35,119           128,619            281,351            624,730
  Amortization of cost of insurance acquired                      478,369           372,664          1,218,190          1,143,859
  Operating expenses                                            1,451,973         1,441,502          6,122,220          4,621,069
  Interest expense                                                 40,400            71,230            121,778            204,834
                                                          ----------------   ---------------   ----------------   ----------------
                                                                7,522,085         7,124,605         23,712,126         21,150,187

Income (loss) before income taxes, minority interest
  and equity in earnings of investees                            (829,489)          129,080         (2,493,465)         1,795,514

Income tax (expense) credit                                       365,347           198,419            865,707             (4,687)
Minority interest in income of
  consolidated subsidiaries                                             0                 0                  0           (263,615)

                                                          ----------------   ---------------   ----------------   ----------------
Net income (loss)                                      $         (464,142)$         327,499 $       (1,627,758)$        1,527,212
                                                          ================   ===============   ================   ================

Basic income (loss) per share from continuing
  operations and net income (loss)                     $            (0.12)$            0.09 $            (0.43)$             0.44
                                                          ================   ===============   ================   ================

Diluted income (loss) per share from continuing
  operations and net income (loss)                     $            (0.12)$            0.09 $            (0.43)$             0.44
                                                          ================   ===============   ================   ================

Basic weighted average shares outstanding                       3,993,541         3,488,731          3,784,894          3,505,647
                                                          ================   ===============   ================   ================

Diluted weighted average shares outstanding                     3,993,541         3,488,731          3,784,894          3,505,647
                                                          ================   ===============   ================   ================
                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
            For the nine months ended September 30, 2003 (Unaudited)
-------------------------------------------------------------------------------

Common stock
  Balance, beginning of year                                 $            70,726
  Issued during year                                                      10,000
  Retired common shares                                                     (433)
  Purchase treasury shares                                                  (422)
  Cumulative change in accounting principal                                  (84)
                                                               ------------------
  Balance, end of period                                                  79,787
                                                               ------------------

Additional paid-in capital
  Balance, beginning of year                                          42,976,344
  Issued during year                                                     (10,000)
  Retired common shares                                                 (258,361)
  Purchase treasury shares                                              (147,624)
  Cumulative change in accounting principal                              (49,551)
                                                               ------------------
  Balance, end of period                                              42,510,808
                                                               ------------------

Retained earnings
  Balance, beginning of year                                           2,503,856
  Net loss                                                            (1,627,758)      $        (1,627,758)
                                                               ------------------        ------------------
  Balance, end of period                                                 876,098
                                                               ------------------

Accumulated other comprehensive income
  Balance, beginning of year                                           2,771,941
  Other comprehensive income
    Unrealized holding loss on securities
      net of minority interest and
      reclassification adjustment                                       (903,609)                 (903,609)
                                                               ------------------        ------------------
  Comprehensive income                                                                 $        (2,531,367)
                                                                                         ==================
  Balance, end of period                                               1,868,332
                                                               ------------------

Total shareholders' equity, end of period                    $        45,335,025
                                                               ==================
                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)
-------------------------------------------------------------------------------

                                                                                Nine Months Ended
                                                                          September 30,        September 30,
                                                                            2003                2002
                                                                       ----------------    -----------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
  Net income (loss)                                                 $       (1,627,758) $        1,527,212
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Amortization/accretion of fixed maturities                               777,390             343,663
      Realized investment gains, net of losses                                (728,893)            (14,831)
      Policy acquisition costs deferred                                        (51,000)            (55,000)
      Amortization of deferred policy acquisition costs                        341,383             563,324
      Amortization of cost of insurance acquired                             1,218,190           1,143,859
      Depreciation                                                             481,543             420,367
      Minority interest                                                              0             263,615
      Change in accrued investment income                                      411,524             532,264
      Change in reinsurance receivables                                        200,982             783,510
      Change in policy liabilities and accruals                              2,178,296          (1,639,905)
      Charges for mortality and administration of
        universal life and annuity products                                 (6,732,981)         (6,549,405)
      Interest credited to account balances                                  4,087,999           4,147,153
      Change in income taxes payable                                          (970,707)            (54,032)
      Change in other assets and liabilities, net                            1,731,222            (627,362)
                                                                       ----------------    ----------------
Net cash provided by operating activities                                    1,317,190             784,432

Cash flows from investing activities:
  Proceeds from investments sold and matured:
    Fixed maturities held for sale                                          56,788,550           9,070,000
    Fixed maturities matured                                                31,415,470          23,803,620
    Equity securities                                                          165,262                   0
    Mortgage loans                                                           7,759,900           5,758,639
    Real estate                                                                987,675             913,978
    Policy loans                                                             1,873,293           2,323,496
    Short-term                                                                 250,000             155,209
                                                                       ----------------    ----------------
  Total proceeds from investments sold and matured                          99,240,150          42,024,942
  Cost of investments acquired:
    Fixed maturities held for sale                                         (98,132,344)        (30,562,133)
    Fixed maturities                                                        (4,283,410)         (3,053,805)
    Equity securities                                                       (6,576,236)           (185,075)
    Mortgage loans                                                          (5,365,998)         (6,160,160)
    Real estate                                                             (1,577,323)           (206,849)
    Policy loans                                                            (1,824,238)         (2,087,314)
    Short-term                                                                  (3,596)                  0
                                                                       ----------------    ----------------
  Total cost of investments acquired                                      (117,763,145)        (42,255,336)
  Purchase of property and equipment                                          (558,602)            (22,043)
                                                                       ----------------    ----------------
Net cash used in investing activities                                      (19,081,597)           (252,437)

Cash flows from financing activities:
  Policyholder contract deposits                                             7,318,773           7,835,749
  Policyholder contract withdrawals                                         (5,376,959)         (6,206,704)
  Proceeds from line of credit                                                       0           2,000,000
  Retirement of common stock                                                  (258,794)                  0
  Purchase of treasury stock                                                  (148,046)           (467,075)
  Payments from FCC merger                                                           0          (1,525,500)
  Payments of principal on notes payable                                      (705,499)         (1,891,873)
                                                                       ----------------    ----------------
Net cash provided by (used in) financing activities                            829,475            (255,403)
                                                                       ----------------    ----------------

Net increase (decrease) in cash and cash equivalents                       (16,934,932)            276,592
Cash and cash equivalents at beginning of period                            24,050,485          15,477,348
                                                                       ----------------    ----------------
Cash and cash equivalents at end of period                          $        7,115,553  $       15,753,940
                                                                       ================    ================
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
Jesse T. Correll and certain  companies  controlled by Mr. Correll.  Mr. Correll
holds  a  majority   ownership  of  First  Southern   Funding  LLC,  a  Kentucky
corporation,  ("FSF") and First Southern  Bancorp,  Inc.  ("FSBI"),  a financial services  holding  company  that  owns  100% of  First  Southern  National  Bank
("FSNB"),  which  operates  in the  State  of  Kentucky.  Mr.  Correll  is Chief
Executive Officer and Chairman of the Board of Directors of UTG and is currently
UTG's  largest  shareholder  through  his  ownership  control  of FSF,  FSBI and affiliates.  At September  30, 2003 Mr.  Correll  owns or controls  directly and indirectly approximately 65% of UTG's outstanding stock.

At September 30, 2003,  consolidated  subsidiaries  of United Trust Group,  Inc.
were as depicted on the following  organizational  chart.  For an explanation of recent changes to the organizational  structure,  please refer to note 10 to the consolidated financial statements.

2.       INVESTMENTS

As of  September  30, 2003 and December 31,  2002,  fixed  maturities  and fixed maturities held for sale represented 74% of total invested assets. As prescribed by  the  various  state  insurance  department  statutes  and  regulations,  the insurance  companies'  investment  portfolio  is  required  to  be  invested  in investment grade securities to provide ample  protection for  policyholders.  In light  of  these  statutes  and  regulations,  and the  Company's  business  and investment  strategy,  the Company  generally  seeks to invest in United  States government  and  government  agency  securities  and other high quality low risk investments.  As of September  30, 2003,  the carrying  value of fixed  maturity securities in default as to principal or interest was  immaterial in the context of consolidated  assets or shareholders'  equity.  The investments held for sale are  carried  at  market,  with  changes  in market  value  directly  charged to shareholders'  equity.  To provide  additional  flexibility  and liquidity,  the
Company has  categorized  almost all fixed maturity  investments  acquired since
2000 as available for sale.

3.       NOTES PAYABLE

At September  30, 2003 and December 31,  2002,  the Company had  $2,289,776  and
$2,995,275 in long-term debt outstanding,  respectively.  The notes payable were incurred  in April 2001 to  facilitate  the  repurchase  of common  stock  owned primarily  by James E.  Melville and Larry E.  Ryherd,  two former  officers and directors of UTG,  and members of their  respective  families.  These notes bear interest at the fixed rate of 7% per annum  (paid  quarterly)  with  payments of principal to be made in five equal annual installments.

The collective  scheduled principal  reductions on these notes for the next four years is as follows:

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
prime rates as published  in the Wall Street  Journal,  with any  interest  rate adjustments  to be made  monthly.  At  September  30,  2003,  the Company had no outstanding borrowings attributable to this LOC.

On April 1, 2002,  UTG was extended a $5,000,000  line of credit ("LOC") from an unaffiliated  third  party,  Southwest  Bank  of St.  Louis.  The  LOC was for a one-year term from the date of issue.  Upon maturity the Company renewed the LOC for an  additional  one-year  term,  with a maturity  date of April 30, 2004. As collateral for any draws under the line of credit, the former FCC, which has now merged into UTG,  pledged 100% of the common stock of its  insurance  subsidiary
UG. Borrowings under the LOC will bear interest at the rate of .25% in excess of
Southwest  Bank of St. Louis' prime rate. At September 30, 2003, the Company had no outstanding borrowings attributable to this LOC.

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

A total of  400,000  shares of common  stock  may be  purchased  under the plan, subject to appropriate  adjustment for stock dividends,  stock splits or similar recapitalizations  resulting  in a  change  in  shares  of UTG.  The plan is not intended to qualify as an "employee  stock  purchase  plan" under Section 423 of the Internal Revenue Code. At its September 2003 meeting, the Board of Directors of UTG  approved  a second  offering  under the plan to  qualified  individuals.
Following the 30-day offer period,  ending in October  2003,  three  individuals executed the  appropriate  documents  and acquired  16,546  shares of UTG common stock. UTG received $195,905 from the issuance of these shares. Each participant under the plan  executed a "stock  restriction  and buy-sell  agreement",  which among  other  things  provides  UTG with a right of first  refusal on any future sales of the shares acquired by the participant under this plan.

The  purchase  price of  shares  repurchased  under the  stock  restriction  and buy-sell agreement shall be computed,  on a per share basis, equal to the sum of
(i) the  original  purchase  price paid to acquire such shares from UTG and (ii)
the  consolidated  statutory net earnings (loss) per share of such shares during the  period  from the end of the month  next  preceding  the month in which such shares  were  acquired  pursuant  to the  plan,  to the  end of the  month  next preceding the month in which the sale of such shares to UTG occurs. At September
30, 2003, UTG had 37,229 shares  outstanding that were issued under this program with a value of $11.88 per share pursuant to the above formula.

B.   Stock Repurchase Program

On June 5, 2001, the board of directors of UTG  authorized  the repurchase  from time to time in the open market or in privately negotiated transactions of up to
$1 million of UTG's common stock.  Repurchased  shares under the program will be available for future issuance for general  corporate  purposes.  Through October
31, 2003,  UTG has spent  $807,477 in the  acquisition  of 115,016 shares of its common stock under this program.

C.   Earnings Per Share Calculations

Earnings per share are based on the  weighted  average  number of common  shares outstanding  during each  period,  retroactively  adjusted to give effect to all stock splits, in accordance with Statement of Financial Accounting Standards No.
128. At September  30, 2003 and  September  30, 2002 diluted  earnings per share were  the  same as  basic  earnings  per  share  since  the UTG had no  dilutive instruments outstanding.

D.    Shares Acquired by FSF and Affiliates with Options Granted

On November 20, 1998, FSF and affiliates acquired 929,904 shares of common stock of UTG from UTG and certain UTG  shareholders.  As consideration for the shares,
FSF paid UTG  $10,999,995  and  certain  shareholders  of UTG  $999,990 in cash.
Included in the stock acquisition agreement was an earnings covenant whereby UTG warranted UTG and its  subsidiaries and affiliates would have future earnings of at least  $30,000,000  for a five-year  period  beginning  January 1, 1998. Such earnings  were  computed  based on  statutory  results  excluding  inter-company activities such as  inter-company  dividends plus realized and unrealized  gains and losses on real estate, mortgage loans and unaffiliated common stocks. At the end of the covenant period, an adjustment was to be made equal to the difference between the then market value and statutory  carrying value of real estate still owned that existed at the beginning of the covenant period.  Should UTG not meet the covenant  requirements,  any shortfall  would first be reduced by the actual average  tax rate for UTG for the  period,  then  would be  further  reduced  by one-half of the percentage,  if any,  representing UTG's ownership percentage of the  insurance  company  subsidiaries.  This  result  would  then be  reduced by
$250,000.  The  remaining  amount would be paid by UTG in the form of UTG common stock valued at $15.00 per share with a maximum number of shares to be issued of
500,000.  However,  there was to be no limit to the number of shares transferred to the extent that there were legal fees, settlements,  damage payments or other losses as a result of certain legal action taken. The price and number of shares would be adjusted for any  applicable  stock  splits,  stock  dividends or other recapitalizations.  For the five-year period starting January 1, 1998 and ending
December 31, 2002, the Company had total  earnings of $16,970,883  applicable to this covenant. Therefore, UTG did not meet the earnings requirements stipulated, and pursuant to the covenant  based on a final  accounting,  the Company  issued
500,000 previously unissued shares of UTG common stock to FSF on April 30, 2003.

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

On July 30, 2002,  President  Bush signed into law the  "SARBANES-OXLEY"  Act of
2002 ("the Act"). This Law, enacted in response to several high-profile business failures,  was developed to provide  meaningful  reforms that protect the public interest and restore  confidence in the reporting  practices of publicly  traded companies. The implications of the Act to public companies, (which includes UTG)
are vast, widespread,  and evolving.  Many of the new requirements will not take effect or full effect until after  calendar-year-end  companies  have  completed their 2005 annual reports.  The Company has implemented  requirements  affecting the current reporting period,  and is continually  monitoring,  evaluating,  and planning  implementation of requirements that will need to be taken into account in future reporting periods.

On April 25,  2003 the Company  entered  into an  agreement  with Fiserv for the conversion of the two TPA client  companies to the "ID3" system.  The conversion began in May 2003 and is expected to be  completed  by December  31,  2003.  The conversion is being performed  utilizing  Company personnel with onsite training
and  guidance   provided  by  Fiserv.   The   conversion  is  expected  to  cost
approximately   $600,000.   Through  September  30,  the  Company  has  incurred
approximately  $240,000 in expenses  relating to this conversion.  Following the conversion  of these  blocks of  business  the Company  anticipates  immediately starting  the  conversion  of the  remaining  insurance  business  to the  "ID3"
software system. Fiserv LIS is a unit of Fiserv, Inc. (Nasdaq: FISV) which is an independent, full-service provider of integrated data processing and information management  systems to the  financial  industry,  headquartered  in  Brookfield,
Wisconsin.

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

On October 27, 2003, Hon. G. Patrick  Murphy,  Chief Judge for the United States
District Court for the Southern District of Illinois,  ruled from the bench that he was approving the proposed  settlement.  The settlement  will become final 30 days after the Court enters an order approving the settlement,  unless the order is  appealed.  Given the status of the  proposed  settlement,  the  Company  has established a contingent  liability in its financial  statements of  $1,950,000.
This figure represents management's best estimation of the initial out-of-pocket costs associated with the proposed  settlement.  The ultimate impact, if any, on the Company's  financial  condition  from  providing  discounted  life insurance benefits  to class  members  who  elect to  purchase  such  benefits  cannot  be determined  at this  time as the  Company  does not yet know who among the class members, if any, will elect to purchase such benefits.

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

6.       Other Cash Flow Disclosure

On a cash basis,  the Company paid  $121,778  and  $190,379 in interest  expense during the first nine months of 2003 and 2002,  respectively.  The Company  paid
$105,000 and $45,290 in federal  income tax during the first nine months of 2003 and 2002,  respectively.  In April 2003, the Company  issued 500,000  previously unissued  shares  of UTG  common  stock to FSF  (please  refer to note 4C to the consolidated financial statements for further discussion).

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

8.     COMPREHENSIVE INCOME

                                                                                    Tax
                                                                Before-Tax          (Expense)            Net of Tax
              September 30, 2003                                Amount              or Benefit           Amount
              ----------------------------------------------    ----------------    -----------------    ---------------

              Unrealized holding losses during
                   Period                                   $   (1,389,547)     $          486,342    $         (903,205)
              Less: reclassification adjustment
                   for gains realized in net income                   (621)                    217                  (404)
                                                                ----------------    -----------------    ---------------
              Net unrealized losses                             (1,390,168)                486,559
                                                                                                                (903,609)
                                                                ----------------    -----------------    ---------------
              Other comprehensive income                    $   (1,390,168)     $          486,559    $         (903,609)
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

11.      NEW ACCOUNTING STANDARDS

The Financial  Accounting Standards Board ("FASB") has issued Statement No. 150,
Accounting  for  Certain  Financial  Instruments  with  Characteristics  of both
Liabilities  and Equity.  Statement  No. 150 was issued to address how an issuer classifies and measures certain financial  instruments with  characteristics  of both  liabilities  and  equity.  It  requires  that an issuer  must  classify  a financial  instrument  that is within its scope as a  liability  (or an asset in some  circumstances)  which  may have  previously  been  classified  as  equity.
Examples of such a  financial  instrument  would be shares that are  mandatorily redeemable  which include an  unconditional  obligation  requiring the issuer to redeem them by transferring its assets at a specified date or upon an event that is certain to occur, or a financial  instrument other than an outstanding  share that, at inception,  includes an  obligation to repurchase  the issuer's  equity shares and that  requires or may require the issuer to settle the  obligation by transferring assets.

This  statement  was  effective  at the  beginning of the first  interim  period beginning  after June 15, 2003.  The Company  adopted  Statement  No. 150 in its
September 30, 2003  financials and as a result,  4,178 shares of common stock no longer met the  requirements  to be classified  as equity.  The adoption of this
Statement resulted in a reclassification of $49,635 from Shareholders' Equity to
Other Liabilities.

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

Results of Operations

(a)  Revenues

Premiums and policy fee revenues,  net of reinsurance  premiums and policy fees, decreased 6% when  comparing the first nine months of 2003 to the same period in
2002, and decreased 1% for the third quarter  comparison.  The Company currently writes  little new  business.  Unless the  Company  acquires a block of in-force business or significantly  increases its marketing,  management  expects premium revenue to continue to decline at a similar rate, which is consistent with prior experience.

Since early 2002, the Company has been putting renewed efforts in  strengthening conservation  efforts.  The Company has seen an  improvement in lapse rates over historic trends since conservation efforts have been a focus. These efforts have been focused in the customer service area, where requests for policy termination are  received.  As  part  of  this  effort,  several  of  the  customer  service representatives of the Company have become licensed  insurance agents,  allowing them to offer products within the Company's portfolio to existing customers.

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

Although   premium   writings   through  FSNB  and  by  the   customer   service
representatives  of the Company are not  expected to be  significant  to Company revenue in the near future,  management  believes it is a start in their attempt to slow down the yearly  decline  in  premium  revenue.  Net  investment  income decreased 16% when comparing the first nine months of 2003 to the same period in
2002,  and decreased 20% for the third quarter  comparison.  The national  prime rate was 4.75%  during the first nine  months of 2002 and ranged  from a high of
4.25% to a low of 4.00%  during the first nine  months of 2003.  This  declining interest rate  environment has resulted in lower earnings on short-term funds as well as on  longer-term  investments  acquired.  Should  this  economic  climate continue, net investment income should continue to decline as the Company, along with others in the insurance  industry,  seeks adequate  returns on investments, while  staying  within  the  conservative  investment  guidelines  set  forth by insurance  regulations.  Management  has  shortened  the length of the Company's
portfolio  and  maintained  a  conservative  investment  philosophy.   As  such,
following an analysis of current holdings during the second quarter of 2003, the
Company liquidated approximately $4,084,000 of its corporate bonds. In addition, as  investments  have  matured or been  called,  the Company has  reinvested  at current lower yields.  Although this hurts investment earnings in the short run, the  Company  has not had to write off any  investment  losses due to  excessive risk.

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

The Company had realized  investment  gains of $728,893 in the first nine months of 2003 compared to net realized investment gains of $14,831 for the same period in 2002.  The net realized  gains in 2003 consist of a $319,022 gain on bonds of which $316,966 was  attributable  to the Company's  liquidation of its corporate bonds discussed above.  Additionally,  in 2003, the Company reported $244,608 in net  realized  gains  on real  estate  that was  primarily  from the sale of two separate parcels of land held for investment purposes in Springfield,  Illinois, and  $165,262  in gain  realized  from the sale of common  stock.  In 2002,  net realized  gains  consisted  of a $5,476  gain on bonds and a $9,355 gain on real estate. A quarterly  comparison shows realized  investment gains of $168,735 for the quarterly period ended September 30, 2003, and $3,404 for the same period in
2002.  The  large  net  realized  gain  during  the  third  quarter  of  2003 is attributable  to the sale of the  Company's  common stock  holdings in Principal
Financial Group.

Other income  decreased 14% when  comparing the first nine months of 2003 to the same period in 2002,  and  decreased 4% for the third  quarter  comparison.  The majority  of the  revenue in this line item comes  from the  Company  performing administrative work as a third party administrator ("TPA") for unaffiliated life insurance companies, and as such, receives monthly fees based on policy in force counts  and  certain  other  activity  indicators  such  as  number  of  premium collections  performed.  During  the first  nine  months  of 2003 and 2002,  the
Company received $347,555 and $392,503  respectively,  for this work. During the third  quarter of 2003 and 2002,  the Company  received  $115,307  and  $120,881 respectively,  for this work.  These TPA revenue  fees are  included in the line item "other income" on the Company's consolidated statements of operations.  The
Company  intends to pursue other TPA  arrangements,  and in 2002 entered into an alliance  with Fiserv Life  Insurance  Solutions  (Fiserv  LIS),  to provide TPA services to insurance companies seeking business process outsourcing  solutions.
Fiserv LIS will be  responsible  for the  marketing  and sales  function for the alliance,  as well as providing the data center  operations.  UTG will staff the administration  effort.  Management  believes  this  alliance  with  Fiserv  LIS positions the Company to generate additional revenues by utilizing the Company's current excess capacity,  administrative services, and implementation of the new
Fiserv LIS "ID3" software system.  Currently,  the Company operates on the "Life
70" software  system,  which is no longer being supported.  In addition,  due to ongoing regulatory changes and the fact the Company is repositioning  itself for future growth, the Company believes  implementation of the "ID3" software system is critical in order to proceed in the  Company's new direction of TPA services.
Fiserv LIS is a unit of Fiserv,  Inc.  (Nasdaq:  FISV) which is an  independent, full-service  provider of integrated data processing and information  management systems to the financial industry, headquartered in Brookfield, Wisconsin.

(b)  Expenses

Life benefits,  claims and settlement  expenses net of reinsurance  benefits and claims,  increased  12% in the first nine  months of 2003  compared  to the same period  in 2002,  and  increased  11% for the  third  quarter  comparison.  This increase for the first nine months is due to a reduction in reinsurance benefits incurred  year to date.  The Company had fewer high face death  claims that were reinsured  in the first nine months of 2003 as compared to the first nine months of 2002. The Company  reinsures its risks as to not retain more than $125,000 on any  one  life.  Therefore,  the  amount  of  reinsurance  benefit  incurred  is determined by the size of an insured's  policy when a claim for benefit is made.
Aside from the effect of reinsurance,  policy surrenders  remained at comparable levels when  comparing the first nine months of 2003 to the same period in 2002.
A third quarter  comparison  revealed the Company had  approximately  $2,800,000 less in direct death benefits. Consequently, the reinsurance benefits and claims received,  decreased  accordingly.  Policy  claims  vary  from  year to year and therefore,  fluctuations  in mortality are to be expected and are not considered unusual by  management.  Overall,  reserves  continue  to  increase  on in-force policies as the age of the insureds increases.

Commissions and amortization of deferred policy  acquisition costs decreased 55%
for the first  nine  months of 2003  compared  to the same  period in 2002,  and decreased 73% for the third quarter  comparison.  The most significant factor in the decrease is attributable to the Company paying fewer commissions,  since the company  writes  very  little new  business  and  renewal  premiums  on existing business  continue  to  decline.  Commissions  paid will  continue to decline as terminated agents discontinue their association with the Company. Depending upon the nature of the contract  that the agent has with the  Company,  the agent may become  vested,  a process which allows them to continue to receive  commissions for a certain period even after the agent has  discontinued his association with the Company.  Over time,  fewer and fewer agents have remained  vested,  further reducing the commissions payable by the Company.  Another factor of the decrease is attributable to normal  amortization of the deferred policy acquisition costs asset.  The  Company  reviews the  recoverability  of the asset based on current trends and known events compared to the assumptions used in the establishment of the  original  asset.  No  impairments  were  recorded  in either of the periods reported.

Operating  expenses  increased  32% in the first nine months of 2003 compared to the same period in 2002, and increased 1% for the third quarter comparison. This increase for the first nine months of 2003 is attributable to the  establishment of a contingent liability of $1,950,000 relating to a lawsuit (see note 5 to the
consolidated  financial  statements  for  further  discussion).   Excluding  the
contingency established, expenses declined due to expense reductions made in the normal  course  of  business,  as  the  Company  simplifies  its  organizational
structure   and   continually   monitors   expenditures   looking   for  savings
opportunities.  In April 2003, the Company entered into an agreement with Fiserv for  the  conversion  of two TPA  client  companies  to the  "ID3"  system.  The conversion  began in May 2003 and is expected to be completed by December  2003.
The  conversion  is being  performed  utilizing  Company  personnel  with onsite training and guidance  provided by Fiserv.  The  conversion  is expected to cost approximately  $600,000.  Through  September 30, 2003,  the Company has incurred expenses of $240,000 relating to this conversion.

Interest expense  decreased 41% in the first nine months of 2003 compared to the same period in 2002,  and decreased 43% for the third  quarter  comparison.  The
Company has used  dividend  payments  from its life  insurance  subsidiary UG to reduce long term debt  outstanding  from  $4,508,797  at  September  30, 2002 to
$2,289,776 at September 30, 2003.  All remaining debt was incurred in April 2001 to  facilitate  the  repurchase  of common  stock  owned  primarily  by James E.
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

(c)  Net income

The  Company  had a net loss of  $1,627,758  in the  first  nine  months of 2003 compared to net income of $1,527,212  for the same period in 2002 and a net loss of $464,142  in the third  quarter of 2003 as compared to net income of $327,499 for the third quarter of 2002. The net loss in 2003 was mainly  attributable  to the establishment of a contingent liability relating to a lawsuit (see note 5 to the consolidated  financial statements for further  discussion).  The contingent liability resulted in a decline in net income of $1,267,500, net of tax effects.
In  addition,  total  revenues  decreased  approximately  $1,727,000,  which was primarily  attributable to a 16% decrease in investment income and a 4% decrease in premium revenues.  Partially offsetting the above-mentioned  decreases to net income,  was the  minority  interest in earnings  of  approximately  $264,000 at
September 30, 2002. All minority interests were retired with the merger of First
Commonwealth  Corporation (a then 82% owned subsidiary of UTG) with and into UTG on June 12, 2002.

Financial Condition

The  financial  condition of the Company has declined  since  December 31, 2002.
Total shareholders'  equity decreased  approximately  $2,988,000 as of September
30, 2003 compared to December 31, 2002. The decrease is mainly  attributable  to the accrual of a contingent liability of $1,267,500, net of taxes, relating to a lawsuit  (see  note 5 to  the  consolidated  financial  statements  for  further discussion) that was included in the net loss of $1,627,758. Unrealized gains on investments  carried at market value  declined  $903,609  net of deferred  taxes during the current period. In addition,  the Company  purchased  treasury shares and  retired  common  stock in the  amount of  $406,840,  which  also  decreased shareholders'  equity.  At September 30, 2003, the Company  implemented  FAS 150 regarding the accounting for certain financial  instruments with characteristics of both  liabilities and equity.  This  implementation  resulted in a reclass of
$49,635 from equity to other liabilities on the financial statement.

Investments represent approximately 77% and 71% of total assets at September 30,
2003 and December  31,  2002,  respectively.  Accordingly,  investments  are the largest asset group of the Company.  The Company's  insurance  subsidiaries  are regulated by insurance  statutes and  regulations  as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, the majority of the  Company's  investment  portfolio is invested in high  quality,  low risk investments.

As of September 30, 2003,  the carrying  value of fixed  maturity  securities in
default  as  to  principal  or  interest  was   immaterial  in  the  context  of
consolidated  assets  or  shareholders'   equity.  The  Company  has  identified
securities  it may sell and  classified  them as  "investments  held for  sale".
Investments  held for sale are carried at market,  with  changes in market value charged directly to shareholders' equity. To provide additional  flexibility and liquidity,  the Company has  categorized  almost all fixed maturity  investments acquired since 2000 as available for sale.

Liquidity and Capital Resources

The  Company  has  three  principal  needs for cash - the  insurance  companies'
contractual obligations to policyholders,  the payment of operating expenses and the servicing of its long-term debt.  Cash and cash  equivalents as a percentage of total  assets were  approximately  2% and 8% as of September  30,  2003,  and
December 31,  2002,  respectively.  Fixed  maturities  as a percentage  of total invested assets were approximately 74% as of September 30, 2003 and December 31,
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

Net cash provided by operating  activities  was  $1,317,190 and $784,432 for the
nine-month   periods   ending   September  30,  2003  and  September  30,  2002,
respectively.   The  net  cash  provided  by  operating   activities   plus  net
policyholder  contract  deposits after the payment of  policyholder  withdrawals equaled $3,259,004 for the first nine months of 2003 and $2,413,477 for the same period  in  2002.  Management  utilizes  this  measurement  of cash  flows as an indicator  of the  performance  of the  Company's  insurance  operations,  since reporting  regulations  require cash inflows and outflows  from  universal  life insurance  products to be shown as financing  activities  when reporting on cash flows. Net cash used in investing  activities was $19,081,597 and $252,437,  for the  nine-month  periods  ending  September  30, 2003 and  September  30,  2002, respectively.  The most significant aspect of cash used in investing  activities is the fixed maturity transactions.  Fixed maturities account for 87% and 80% of the total cost of investments  acquired in the first nine months of 2003 and for the same period in 2002, respectively.

Net cash provided by (used in) financing  activities was $829,475 and $(255,403)
for the nine month  periods  ending  September  30, 2003 and September 30, 2002, respectively.  Policyholder  contract  deposits  decreased  7% in the first nine months  of 2003  compared  to the same  period  in 2002.  Policyholder  contract withdrawals  decreased 13% in the first nine months of 2003 compared to the same period in 2002. In addition, as of September 30, 2003, the Company had purchased
$148,046  in  treasury  stock  under its stock  repurchase  program  and retired
$258,794 in common  stock that was  originally  issued  under the  employee  and director stock purchase program.

At September 30, 2003,  the Company had a total of $2,289,776 in long-term  debt outstanding.  All remaining debt is owed to two former officers and directors of the  Company  and their  respective  families as a result of an April 2001 stock purchase  transaction.  These  notes bear  interest  at the fixed rate of 7% per annum (paid  quarterly),  with  remaining  principal  payments  of $763,259  due annually in 2004 and 2005 and $763,258 due in 2006.  Management believes overall sources  available  are more than  adequate to service this debt.  These sources include current cash balances of UTG,  expected future  operating  cashflows and payment of dividends  from the Company's life  subsidiary,  UG. In January 2003,
UTG paid the balance of an advance  principal  payment in the amount of $705,499 completing the remaining 2003 principal payment.

UTG is a holding  company that has no day-to-day  operations  of its own.  Funds required to meet its expenses,  generally costs  associated with maintaining the company in good  standing with states in which it does  business,  are primarily provided  by its  subsidiaries.  On a parent  only  basis,  UTG's  cash  flow is dependent  on  management  fees  received  from its  subsidiaries  and  earnings received on cash  balances.  At  September  30, 2003,  substantially  all of the consolidated shareholders equity represents net assets of its subsidiaries.  The
Company's insurance  subsidiaries have maintained adequate statutory capital and surplus and have not used surplus  relief or financial  reinsurance,  which have come under  scrutiny by many state  insurance  departments.  The payment of cash dividends  to  shareholders  is  not  legally  restricted.  However,  the  state insurance  department  regulates  insurance  company dividend payments where the company is domiciled.

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

Accounting Developments

The Financial  Accounting Standards Board ("FASB") has issued Statement No. 150,
Accounting  for  Certain  Financial  Instruments  with  Characteristics  of both
Liabilities  and Equity.  Statement  No. 150 was issued to address how an issuer classifies and measures certain financial  instruments with  characteristics  of both  liabilities  and  equity.  It  requires  that an issuer  must  classify  a financial  instrument  that is within its scope as a  liability  (or an asset in some  circumstances)  which  may have  previously  been  classified  as  equity.
Examples of such a  financial  instrument  would be shares that are  mandatorily redeemable  which include an  unconditional  obligation  requiring the issuer to redeem them by transferring its assets at a specified date or upon an event that is certain to occur, or a financial  instrument other than an outstanding  share that, at inception,  includes an  obligation to repurchase  the issuer's  equity shares and that  requires or may require the issuer to settle the  obligation by transferring assets.

This  statement  was  effective  at the  beginning of the first  interim  period beginning  after June 15, 2003.  The Company  adopted  Statement  No. 150 in its
September 30, 2003  financials and as a result,  4,178 shares of common stock no longer met the  requirements  to be classified  as equity.  The adoption of this
Statement resulted in a reclassification of $49,635 from Shareholders' Equity to
Other Liabilities.

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

                               September 30, 2003
                             Expected maturity date

                   2003       2004       2005       2006       2007       Thereafter    Total        Fair value
Long term debt
  Fixed rate        0       763,259    763,259    763,258        0             0     2,289,776        2,401,326
  Avg. int. rate    0           7.0%       7.0%       7.0%       0             0           7.0%               0
  Variable rate     0             0          0          0        0             0             0                0
  Avg. int. rate    0             0          0          0        0             0             0                0

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

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5.  OTHER INFORMATION.

Effective  September 30, 2003, Mr. Robert W. Teater  resigned from the Boards of
United Trust Group,  Inc and Universal  Guaranty Life  Insurance  Company citing health issues.

At the September 17, 2003 Board of Directors  Meeting,  Mr. Joseph A. Brinck, II
was  unanimously  approved and  appointed as a member of Board of Directors  for both United Trust Group, Inc and Universal Guaranty Life Insurance Company.  Mr.
Brink is the CEO of Stelter & Brinck,  LTD as well as the  President of Superior
Thermal, LTD.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit Number             Description

31.1 Certification of Jesse T. Correll,  Chief Executive Officer and Chairman of
     the Board of UTG, as required pursuant to Section 302

31.2 Certification of Theodore C. Miller,  Chief Financial Officer,  Senior Vice
     President and Corporate  Secretary of UTG, as required  pursuant to Section
     302

32.1 Certificate of Jesse T. Correll,  Chief  Executive  Officer and Chairman of
     the Board of UTG, as required pursuant to 18 U.S.C. Section 1350

32.2 Certificate of Theodore C. Miller,  Chief  Financial  Officer,  Senior Vice
     President and Corporate Secretary of UTG, as required pursuant to 18 U.S.C.
     Section 1350

99.P Code of Ethical Conduct for Senior Financial Officers

(b)      REPORTS ON FORM 8-K

On September 17, 2003,  UTG filed a report on Form 8-K  regarding  Item 5, Other
Events  and  Regulation  FD  Disclosure.  The  information  reported  in the 8-K discussed the amendment of the Company's  Employee and Director  Stock  Purchase
Plan  due  to  the  issuance  of  FAS  150  "Accounting  for  Certain  Financial
Instruments with Characteristics of both Liabilities and Equity".

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                            UNITED TRUST GROUP, INC.
                                  (Registrant)

Date:   November 10, 2003                By  /s/ Randall L. Attkisson

                                             Randall L. Attkisson
                                             President, Chief Operating Officer
                                                and Director

Date:   November 10, 2003                By  /s/ Theodore C. Miller

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

31.2 Certification of Theodore C. Miller,  Chief Financial Officer,  Senior Vice
     President and Corporate  Secretary of UTG, as required  pursuant to Section
     302

32.1 Certificate of Jesse T. Correll,  Chief  Executive  Officer and Chairman of
     the Board of UTG, as required pursuant to 18 U.S.C. Section 1350

32.2 Certificate of Theodore C. Miller,  Chief  Financial  Officer,  Senior Vice
     President and Corporate Secretary of UTG, as required pursuant to 18 U.S.C.
     Section 1350