Form 10-K
period 2003-12-31
UNITED TRUST GROUP INC
filed 2004-03-29
CIK 832480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2003
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

                               Title of each class
                   Common Stock, stated value $ .02 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K (229.405 of this chapter) is not contained  herein,  and will not be contained,  to the best of registrant's knowledge, in definitive proxy or information  statements  incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[  ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined by Rule 12b-2 of the Act). Yes [ ] No [X]

As  of  June  26,  2003,  shares  of  the  Registrant's  common  stock  held  by non-affiliates  (based upon the price of the last sale of $ 7.25 per share), had an aggregate market value of approximately $9,743,050.

At March 1,  2004 the  Registrant  had  4,001,654  outstanding  shares of Common
Stock, stated value $.02 per share.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                            UNITED TRUST GROUP, INC.
                                   FORM 10-K
                          YEAR ENDED DECEMBER 31, 2003

   ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER
             MATTERS..........................................................19
   ITEM 6.  SELECTED FINANCIAL DATA.... ......................................20
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

   ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

   ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
              AND REPORTS ON FORM 8-K.........................................84

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

OVERVIEW

United Trust Group, Inc. (the  "Registrant") was incorporated in 1984, under the laws of the State of  Illinois to serve as an  insurance  holding  company.  The
Registrant  and its  subsidiaries  (the  "Company")  have  only one  significant industry segment - insurance. The Company's dominant business is individual life insurance, which includes the servicing of existing insurance business in force, the  solicitation  of new individual  life  insurance,  the acquisition of other companies in the insurance business,  and the administration  processing of life insurance business for other entities.

At December 31,  2003, significant majority-owned subsidiaries of the Registrant were as depicted on the following organizational chart:

This document at times will refer to the Registrant's largest  shareholder,  Mr.
Jesse T. Correll and certain  companies  controlled by Mr. Correll.  Mr. Correll
holds  a  majority   ownership  of  First  Southern   Funding  LLC,  a  Kentucky
corporation, (FSF) and First Southern Bancorp, Inc. (FSBI), a financial services holding  company that owns 100% of First  Southern  National Bank (FSNB),  which operates out of 14 locations in central Kentucky. Mr. Correll is Chief Executive
Officer and Chairman of the Board of  Directors  of UTG and is  currently  UTG's largest  shareholder  through his ownership control of FSF, FSBI and affiliates.
At  December 31,  2003 Mr.  Correll  owns or controls  directly  and  indirectly approximately 65% of UTG's outstanding stock.

UTG is a life insurance holding company.  The focus of UTG is the acquisition of other  companies in similar  lines of business and  management  of the insurance subsidiaries.  UTG has no activities  outside the life insurance  focus. The UTG companies  became  members  of the same  affiliated  group  through a history of acquisitions  in which life  insurance  companies  were  involved.  Effective on
June 12,  2002, First  Commonwealth  Corporation  (FCC), a former life insurance holding  company and a then 82% owned  subsidiary  of UTG,  merged with and into
UTG, with UTG being the surviving  corporation of the merger. As a result of the merger, UG became a direct  wholly-owned  subsidiary of UTG. (See Note 15 to the financial statements for additional information regarding the merger.)

Effective July 1,  2003, Abraham Lincoln Insurance Company (ABE) and Appalachian
Life Insurance  Company  (APPL),  former life insurance  companies and then 100%
owned  subsidiaries  of UG, merged with and into UG, with UG being the surviving corporation  of the merger.  The  surviving  insurance  company  operates in the individual life insurance  business.  The primary focus of the insurance company has  been  the  servicing  of  existing  insurance  business  in  force  and the solicitation of new insurance business.

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
Operating activity of REC accounts for less than $ 100,000 of earnings annually.

NORTH  PLAZA is a wholly  owned  subsidiary  of UTG,  which owns for  investment purposes, a shopping center in Somerset, Kentucky, approximately 14,000 acres of timberland in Kentucky,  and a 50% partnership  interest in an additional 11,000 acres of Kentucky  timberland.  Operating  activity of North Plaza  accounts for less than $ 100,000 of earnings annually.

HAMPSHIRE  PLAZA is a 67% owned  subsidiary  of UG,  which  owns for  investment purposes,  a property  consisting  of a 254,228  square foot office  tower,  and
72,382 square foot attached retail plaza totaling 326,610 square feet along with an attached 349 space parking garage,  in New Hampshire.  Operating  activity of
Hampshire  Plaza accounted for  approximately  $ 290,000 of loss, net of tax, in the current year.

HP GARAGE is a 67% owned subsidiary of UG, which owns for investment purposes, a property  consisting of a 578 space parking garage, in New Hampshire.  Operating activity of HP Garage accounted for approximately $ 0 of earnings in the current year.

HISTORY

UTG was incorporated December 14, 1984, as an Illinois corporation. The original name was United  Trust,  Inc.  (UTI).  The name was changed in 1999  following a merger with United Income Inc.  (UII).  During its first two and one-half years,
UTG was engaged in an intrastate public offering of its securities, raising over
$ 12,000,000  net of  offering  costs.  In 1986,  UTG  formed  a life  insurance subsidiary,  United Trust Assurance  Company  (UTAC),  and by 1987 began selling life insurance products.

On June 16, 1992, UTG and its affiliates  acquired 67% of the outstanding common stock of the now  dissolved  Commonwealth  Industries  Corporation,  (CIC) for a
purchase price of $15,567,000.  Following the acquisition UTG controlled eleven life insurance  subsidiaries  and six holding  companies.  The Company has taken several steps to streamline and simplify the corporate  structure  following the acquisitions,  including  dissolution  of  intermediate  holding  companies  and mergers of several life insurance companies.

On November 20, 1998, FSF and affiliates acquired 929,904 shares of common stock of UTG from UTG and certain UTG  shareholders.  As consideration for the shares,
FSF paid UTG  $ 10,999,995  and certain  shareholders  of UTG $ 999,990 in cash.
Following this transaction, FSF and its affiliates were the largest shareholders of UTG. At December 31, 2003, Mr. Jesse T. Correll controls approximately 65% of the  outstanding  common  stock  of  UTG  either  directly  or  through  various affiliated entities including First Southern Holdings, LLC (FSH).

During 1999,  the Company made several  significant  changes to  streamline  and simplify  its  corporate  structure.  There were two mergers and a  liquidation, reducing the number of holding companies to two and the number of life insurance companies to three. The first merger and company  liquidation took place in July of 1999. Prior to July 1999,  UTG was known as United Trust, Inc. (UTI). UTI and
United  Income,  Inc.  (UII) owned 100% of the former United Trust Group,  Inc.,
(which was formed in February of 1992 and  liquidated in July of 1999) through a shareholder  vote and special meeting on July 26, 1999, UII merged into UTI, and simultaneously  with the merger,  the former UTG was  liquidated and UTI changed its corporate  name to United Trust Group,  Inc. The second  merger  occurred on
December 29,  1999,  when UG was the  survivor  to a merger  with its 100% owned subsidiary, United Security Assurance Company (USA).

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

On  December 31,  1999, UTG and Mr. Jesse T. Correll  entered into a transaction whereby Mr. Correll,  in combination with other individuals,  made an additional equity  investment in UTG. Under the terms of the Stock  Acquisition  Agreement,
Mr.  Correll and certain of his affiliates  contributed  their 100% ownership of
North Plaza to UTG in exchange for 681,818 authorized but unissued shares of UTG common stock.  The Board of Directors of UTG approved the  transaction  at their regular  quarterly  board meeting held on December 7,  1999. At the time,  North
Plaza owned for investment  purposes,  a shopping center in Somerset,  Kentucky, approximately  12,000 acres of  timberland  in Kentucky,  and a 50%  partnership interest in an additional 11,000 acres of Kentucky  timberland.  North Plaza had no debt. The net assets were valued at $ 7,500,000, which equates to $ 11.00 per share for the new shares of UTG that were issued in the transaction.

On September 27,  2001, UG purchased real estate at a cost of $6,333,336 from an outside  third party through the formation of an LLC in which UG is a two-thirds owner.  The other  one-third  partner  is  Millard  V.  Oakley,  who is a former
Director of UTG.  Hampshire  Plaza consists of 254,000 square foot office tower, an attached 72,000 square foot retail plaza, and an attached parking garage with approximately 350 parking spaces located in Manchester, New Hampshire.

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

On July 1,  2003,  ABE and APPL  merged  with and  into  UG,  with UG being  the surviving  corporation  of the  merger.  ABE  and  APPL  were  each  100%  owned subsidiaries  of UG  prior  to  the  merger.  The  mergers  resulted  in a  more simplified holding company structure.

On November 6, 2003, UG purchased real estate at a cost of  $2,220,256  from an outside  third party through the formation of an LLC in which UG is a two-thirds owner.  The other  one-third  partner  is  Millard  V.  Oakley,  who is a former
Director of UTG. HP Garage consists of a parking garage with  approximately  580 parking spaces located in New Hampshire.

PRODUCTS

UG's  portfolio  consists  of two  universal  life  insurance  products  and two traditional whole life insurance products. Universal life insurance is a form of permanent  life  insurance  that  is  characterized  by its  flexible  premiums, flexible face amounts, and unbundled pricing factors.

UG's primary universal life insurance product is referred to as the "UL90A",  it is  issued  for ages 0 - 65 and has a  minimum  face  amount  of  $25,000.  The administrative  load is based on the  issue  age,  sex and  rating  class of the policy.  Policy  fees vary from $1 per month in the first year to $4 per month in the second and third years and $3 per month each year thereafter.  The UL90A currently  credits 4.5% interest with a 4.5% guaranteed  interest rate.  Partial withdrawals,  subject to a remaining  minimum $500 cash  surrender  value and a
$25 fee,  are allowed  once a year after the first  duration.  Policy loans are available at 7.4%  interest in advance.  The policy's  accumulated  fund will be credited the  guaranteed  interest  rate in relation to the amount of the policy loan.  Surrender charges are based on a percentage of target premium starting at
120% for  years  1-5 then  grading  downward  to zero in year  15.  This  policy contains a guaranteed interest credit bonus for the long-term policyholder. From years 10  through  20,  additional  interest  bonuses  can be earned if  certain criteria are met,  primarily  relating to the total amount of premiums  paid and amount of accumulated  value, with a total in the twentieth year of 1.375%.  The bonus is credited from the policy issue date and is contractually guaranteed.

In 2003 UG  replaced  its  "Century  2000"  product  with a new  universal  life contract;  the "Legacy" product.  This product was designed for use with several
distribution   channels  including  the  Company's  own  internal  agents,  bank agent/employees and through personally producing general agents "PPGA".  Similar to the  UL90A,  this  policy is issued for ages 0 - 65, in face  amounts  with a minimum of $ 25,000.  But unlike the Century 2000 this product was designed with level  commissions.  The Legacy product has a current declared  interest rate of
4.0%,  which is equal to its  guaranteed  rate.  After five years the guaranteed rate  drops to 3.0%.  During  the first five years the policy fee will be $ 6.00 per month on face  amounts  less than  $ 50,000  and $ 5.00 per month for larger amounts.  After the first five years the Company may increase  this rate but not more than  $ 8.00  per month.  The  policy has other  loads that vary based upon issue age and risk classification.  Partial withdrawals,  subject to a remaining minimum $ 500 cash surrender value and a $ 25 fee, are allowed once a year after the first duration.  Policy loans are available at 7.4% interest in advance. The policy's  accumulated  fund will be credited  the  guaranteed  interest  rate in relation  to the amount of the policy  loan.  Surrender  charges  are based on a percentage  of target  premium  starting at 100% for years 1 and 2 then  grading downward to zero in year 5.

The Company's actual  experience for earned interest,  persistency and mortality varies from the  assumptions  applied to pricing and for  determining  premiums.
Accordingly,  differences  between the  Company's  actual  experience  and those assumptions  applied may impact the  profitability  of the Company.  The Company monitors  investment  yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads.  Credited rates are reviewed and established by the Board of Directors of UG.

The Company believes its premium rates are competitive with other insurers doing business in the states in which the Company is marketing its products.

The Company markets other products, none of which are significant to operations.
The  Company  has a variety of  policies  in force  different  from those  being marketed.  Interest  sensitive  products,  including  universal  life and excess interest  whole life ("fixed  premium UL"),  account for 59% of the insurance in force.  Approximately  20% of the insurance in force is participating  business, which  represents  policies under which the policyowner  shares in the insurance company's  statutory  divisible surplus.  The Company's average persistency rate for its  policies  in  force  for  2003 and  2002  has  been  94.9%  and  93.6%,
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

Traditional life insurance products have premiums and benefits  predetermined at issue;  the  premiums  are set at levels that are  designed  to exceed  expected policyholder benefits and insurance company expenses.  Participating business is traditional  life  insurance  with the added feature that the  policyholder  may share in the divisible  surplus of the insurance  company  through  policyholder dividend.  This  dividend is set annually by the Board of Directors of UG and is completely discretionary.

MARKETING

The Company has not actively  marketed life products in the past several  years.
Management   currently  places  little  emphasis  on  new  business  production, believing  resources  could be better  utilized  in other  ways.  Current  sales primarily  represent sales to existing  customers through  additional  insurance needs or conservation  efforts.  In 2001, the Company  increased its emphasis on policy retention in an attempt to improve current  persistency  levels.  In this regard,  several of the home office staff have become licensed  insurance agents enabling  them  broader  abilities  when dealing with the customer in regards to their existing  policies and possible  alternatives.  The  conservation  efforts described  above have been  generally  positive.  Management  will  continue  to monitor these efforts and make  adjustments  as seen  appropriate to enhance the future success of the program.

Excluding licensed home office personnel, UG has 15 general agents. UG primarily markets  its  products  in the  Midwest  region with most sales in the states of
Ohio,  Illinois  and West  Virginia.  UG is licensed to sell life  insurance  in
Alabama,  Arizona,  Arkansas,   Colorado,  Delaware,  Florida,  Georgia,  Idaho,
Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Massachusetts,  Minnesota,
Mississippi,  Missouri,  Montana,  Nebraska, Nevada, New Mexico, North Carolina,
North  Dakota,  Ohio,  Oklahoma,  Oregon,  Pennsylvania,   Rhode  Island,  South
Carolina,  South Dakota,  Tennessee,  Texas, Utah,  Virginia,  Washington,  West
Virginia and Wisconsin.

In 2003,  $ 18,612,854  of total direct  premium was  collected by the insurance subsidiaries.  Ohio  accounted  for 27%,  Illinois  accounted  for 19%, and West
Virginia  accounted for 11% of total direct premiums  collected.  No other state accounted for more than 5% of direct premiums collected.

UNDERWRITING

The  underwriting  procedures of the insurance  subsidiary  are  established  by management. Insurance policies are issued by the Company based upon underwriting practices  established  for each  market in which  the  Company  operates.  Most policies are individually underwritten.  Applications for insurance are reviewed to determine additional  information required to make an underwriting  decision, which depends on the amount of insurance applied for and the applicant's age and medical history.  Additional information may include inspection reports, medical examinations,  and statements from doctors who have treated the applicant in the
past  and,  where  indicated,   special  medical  tests.   After  reviewing  the
information collected, the Company either issues the policy as applied for, with an  extra  premium  charge  because  of  unfavorable  factors,  or  rejects  the application. Substandard risks may be referred to reinsurers for full or partial reinsurance of the substandard risk.

The  Company  requires  blood  samples  to be drawn  with  individual  insurance applications  for coverage over  $45,000  (age 46 and above) or $ 95,000  (ages
16-45).  Blood  samples are tested for a wide range of  chemical  values and are screened for antibodies to the HIV virus.  Applications  also contain  questions permitted by law regarding the HIV virus, which must be answered by the proposed insureds.

RESERVES

The  applicable  insurance  laws under which the insurance  subsidiary  operates require that the insurance company report policy reserves as liabilities to meet future  obligations  on the  policies in force.  These  reserves are the amounts which,  with  the  additional  premiums  to be  received  and  interest  thereon compounded  annually at certain assumed rates, are calculated in accordance with applicable  law to be  sufficient  to  meet  the  various  policy  and  contract obligations  as they mature.  These laws specify that the reserves  shall not be less than reserves calculated using certain mortality tables and interest rates.

The liabilities for traditional life insurance and accident and health insurance policy benefits are computed using a net level method. These liabilities include
assumptions  as  to  investment  yields,  mortality,   withdrawals,   and  other
assumptions  based on the life  insurance  subsidiary's  experience  adjusted to reflect  anticipated trends and to include  provisions for possible  unfavorable deviations.  The Company  makes these  assumptions  at the time the  contract is issued or, in the case of contracts acquired by purchase,  at the purchase date.
Future policy  benefits for individual  life insurance and annuity  policies are computed  using interest rates ranging from 2% to 6% for life insurance and 3.0%
to 9.25% for annuities. Benefit reserves for traditional life insurance policies include  certain  deferred  profits on  limited-payment  policies that are being recognized in income over the policy term.  Policy benefit claims are charged to expense in the  period  that the claims are  incurred.  Current  mortality  rate assumptions  are based on 1975-80 select and ultimate  tables.  Withdrawal  rate assumptions  are based upon  Linton B or Linton C, which are  industry  standard actuarial tables for forecasting assumed policy lapse rates.

Benefit  reserves for  universal  life  insurance  and interest  sensitive  life insurance  products  are  computed  under a  retrospective  deposit  method  and represent policy account balances before applicable  surrender  charges.  Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances.  Interest crediting rates for universal life and  interest  sensitive  products  range from 4.0% to 5.5% for the years  ended
December 31, 2003, 2002 and 2001.

REINSURANCE

As is customary in the  insurance  industry,  the  insurance  subsidiary  of the
Company  cedes  insurance  to,  and  assumes  insurance  from,  other  insurance companies under reinsurance  agreements.  Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater  diversification  of risk. The ceding insurance company remains primarily  liable with respect to ceded insurance should any reinsurer be unable to meet the obligations  assumed by it. However,  it is the practice of insurers to reduce  their  exposure to loss to the extent  that they have been  reinsured with  other  insurance  companies.  The  Company  sets a limit on the  amount of insurance  retained on the life of any one person.  The Company  will not retain more than $ 125,000,  including  accidental death benefits,  on any one life. At
December 31,  2003, the Company had gross  insurance in force of $ 2.290 billion of which approximately $ 580 million was ceded to reinsurers.

The Company's  reinsured business is ceded to numerous  reinsurers.  The Company believes the assuming  companies are able to honor all contractual  commitments, based on the Company's periodic reviews of their financial statements, insurance industry reports and reports filed with state insurance departments.

Currently,  the Company is utilizing reinsurance  agreements with Business Mens'
Assurance  Company,  (BMA) and  Swiss Re Life and  Health  America  Incorporated
(SWISS  RE).  BMA and  SWISS  RE  currenty  hold an "A"  (Excellent),  and  "A+"
(Superior) rating, respectively, from A.M. Best, an industry rating company. The reinsurance  agreements  were  effective  December  1,  1993,  and cover all new business of the Company. The agreements are a yearly renewable term (YRT) treaty where the Company cedes amounts  above its retention  limit of $ 100,000  with a minimum cession of $ 25,000.

UG entered a  coinsurance  agreement  with Park  Avenue Life  Insurance  Company
(PALIC) as of September 30,  1996. Under the terms of the agreement, UG ceded to
PALIC  substantially  all of its paid-up life insurance  policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  PALIC and  its  ultimate  parent  The  Guardian  Life  Insurance  Company  of  America
(Guardian),  currently holds an "A"  (Excellent),  and "A+"  (Superior)  rating, respectively,  from A.M. Best, an industry  rating  company.  The agreement with
PALIC accounts for  approximately  65% of the reinsurance  reserve credit, as of
December 31, 2003.

On  September 30,  1998,  UG  entered  into a  coinsurance  agreement  with  The
Independent Order of Vikings, an Illinois fraternal benefit society (IOV). Under the terms of the agreement,  UG agreed to assume, on a coinsurance basis, 25% of the reserves and  liabilities  arising  from all  in-force  insurance  contracts issued  by the IOV to its  members.  At  December 31,  2003,  the IOV  insurance in-force was approximately $ 1,688,000,  with reserves being held on that amount of approximately $ 399,000.

On June 1,  2000, UG assumed an already existing  coinsurance  agreement,  dated
January 1,   1992,  between  Lancaster  Life  Reinsurance  Company,  an  Arizona corporation  (LLRC) and Investors Heritage Life Insurance Company, a corporation organized under the laws of the Commonwealth of Kentucky (IHL).  Under the terms of the agreement, LLRC agreed to assume from IHL a 90% quota share of new issues of credit life and  accident  and health  policies  that have been written on or after January 1,  1992 through various  branches of the First Southern  National
Bank. The maximum amount of credit life insurance that can be assumed on any one individual's  life is  $ 15,000.  UG  assumed  all the  rights  and  obligations formerly held by LLRC as the reinsurer in the  agreement.  LLRC  liquidated  its charter  immediately  following  the transfer.  At  December 31,  2003,  IHL has insurance  in-force of  approximately  $ 2,924,000,  with reserves being held on that amount of approximately $ 35,000.

The Company does not have any short-duration  reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2003,
2002 and 2001 was as follows:

                          Shown in thousands
                          2003                2002                 2001
                          Premiums            Premiums             Premiums
                          Earned              Earned               Earned
Direct                $   18,087 $            18,597 $            20,333
Assumed                       34                  96                 111
Ceded                     (2,896)             (2,701)             (3,172)
Net premiums          $   15,225 $            15,992 $            17,272
                         =========           =========           =========

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

The following table reflects net investment income by type of investment.

                                                                           December 31,
                                                        ----------------------------------------------------------
                                                                2003               2002               2001
                                                          ---------------    ----------------   ----------------
Fixed maturities and fixed maturities
  held for sale                                       $        8,418,969 $       10,302,735  $      10,831,162
Equity securities                                                456,361            131,778            131,263
Mortgage loans                                                 1,522,700          1,749,935          2,715,834
Real estate                                                    2,832,171          3,261,043            567,368
Policy loans                                                     949,770            965,227            970,142
Short-term investments                                            11,161             26,522            110,229
Cash                                                             137,478            211,293            606,128
                                                          ---------------    ----------------   ----------------
Total consolidated investment income                          14,328,610         16,648,533         15,932,126
Investment expenses                                          (4,058,110)        (3,133,731)           (785,867)
                                                         ----------------   ----------------    ----------------
Consolidated net investment income                    $       10,270,500 $       13,514,802  $      15,146,259
                                                          ===============    ================   ================

At  December 31,  2003, the Company had a total of $ 656,716 in investment  real estate, which did not produce income during 2003.

The following table  summarizes the Company's fixed  maturities  distribution at
December 31, 2003 and 2002 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

                                Fixed Maturities

Rating                              % of Portfolio
                                ----------------------
                                    2003        2002
                                ----------  ----------
Investment Grade
AAA                                 82%         65%
AA                                   1%          3%
A                                   12%         24%
BBB                                  4%          6%
Below investment grade               1%          2%
                                ----------  ----------
                                   100%        100%
                                ==========  ==========

The  following  table  summarizes  the  Company's  fixed  maturities  and  fixed maturities held for sale by major classification.

                                                                        Carrying Value
                                                      --------------------------------------------------
                                                                  2003                       2002
                                                          --------------------      --------------------
U.S. government and government agencies               $        42,023,692          $     35,127,381
States, municipalities and political subdivisions               6,520,332                 8,407,263
Collateralized mortgage obligations                            89,195,177                66,881,569
Public utilities                                                5,397,880                15,134,965
Corporate                                                      22,977,808                41,481,003
                                                          --------------------      --------------------
                                                      $       166,114,889         $     167,032,181
                                                          ====================      ====================

The following  table shows the  composition,  average  maturity and yield of the
Company's investment portfolio at December 31, 2003.

                                                  Average
                                                  Carrying               Average                 Average
        Investments                               Value                  Maturity                Yield
        -----------------------------------       ----------------       ------------------      ------------

        Fixed maturities and fixed
           maturities held for sale         $     166,573,535              5 years                 5.05%
        Equity securities                           9,123,018              Not applicable          5.00%
        Mortgage Loans                             25,260,398              5 years                 6.03%
        Investment real estate                     22,836,406              Not applicable         (2.30)%
        Policy loans                               13,286,452              Not applicable          7.15%
        Short-term investments                        206,177              Not applicable          5.41%
        Cash and cash equivalents                  16,396,085              On demand               0.84%
                                                ----------------
        Total Investments and Cash          $     253,682,071                                      4.05%
                                                ================

At December 31, 2003, fixed maturities and fixed maturities held for sale have a combined market value of  $ 166,830,659.  Fixed  maturities held to maturity are carried at amortized  cost.  Management has the ability and intent to hold these securities until maturity. Fixed maturities held for sale are carried at market.

The Company holds $ 34,677 in short-term  investments.  Management  monitors its investment  maturities,  which  in  their  opinion  is  sufficient  to meet  the
Company's cash requirements. Fixed maturities of $ 22,178,274 mature in one year and $ 32,850,488 mature in two to five years.

The Company holds $ 26,715,968 in mortgage loans, which represents approximately
9% of the total assets.  All mortgage loans are first position  loans.  Before a new loan is issued,  the  applicant is subject to certain  criteria set forth by
Company  management to ensure quality control.  These criteria include,  but are not  limited  to,  a  credit  report,  personal  financial  information  such as outstanding  debt,  sources of income,  and  personal  equity.  Loans issued are limited to no more than 80% of the  appraised  value of the property and must be first position against the collateral.

The Company has one mortgage loan in default and in the process of  foreclosure, with a balance due of $ 1,423,804 at December 31, 2003. The Company has no loans under a repayment plan or restructuring. Letters are sent to each mortgagee when the loan becomes 30 days or more  delinquent.  Loans 90 days or more  delinquent are  placed on a  non-performing  status and  classified  as  delinquent  loans.
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

In the past few years the  Company  has  invested  more of its funds in mortgage loans. This is the result of increased mortgage opportunities  available through
FSNB, an affiliate of Mr. Jesse T. Correll.  Mr. Correll is the CEO and Chairman
of the Board of  Directors of UTG and is,  directly and through his  affiliates, its  largest  shareholder.  FSNB has  been  able to  provide  the  Company  with expertise and experience in  underwriting  commercial and  residential  mortgage loans,  which provide more attractive  yields than the traditional  bond market.
During  2003,  2002 and  2001 the  Company  issued  approximately  $ 11,405,000,
$ 6,920,000 and $ 4,535,000 in new mortgage loans, respectively. These new loans were  originated  through FSNB and funded by the Company  through  participation agreements with FSNB.  FSNB services all the mortgage loans of the Company.  The
Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination  of .50% of the original loan amount to cover costs incurred by FSNB relating to the  processing  and  establishment  of the loan. UG paid  $ 63,214,
$ 70,140 and $ 79,730 in servicing  fees and $ 13,821,  $ 35,127 and $ 22,626 in origination fees to FSNB during 2003, 2002 and 2001, respectively.

A mortgage  loan  reserve is  established  and  adjusted  based on  management's quarterly  analysis  of the  portfolio  and any  deterioration  in  value of the underlying  property which would reduce the net realizable value of the property below its current carrying value.

In  addition,  the Company  also  attempts to ensure that  current and  adequate insurance on the properties  underlying the mortgages is being  maintained.  The
Company  requires  proof of  insurance  on each loan and further  requires to be shown as a lien  holder on the policy so that any change in  coverage  status is reported  to the  Company.  Proof of  payment  of real  estate  taxes is another monitoring  technique utilized by the Company.  Management  believes a change in insurance status or non-payments of real estate taxes are indicators that a loan is  potentially  troubled.  Correspondence  with the  mortgagee  is performed to determine the reasons for either of these events occurring.

The following  table shows a  distribution  of the Company's  mortgage  loans by type.

Mortgage Loans                                      Amount        % of Total
--------------------------------------------   ----------------  -------------
Commercial - insured or guaranteed        $        4,077,648           15%
Commercial - all other                            18,104,800           68%
Farm                                               4,426,873           17%
Residential - insured or guaranteed                   70,797            0%
Residential - all other                               35,850            0%

The following table shows a geographic  distribution  of the Company's  mortgage loan portfolio and investment real estate.

                            Mortgage            Real
                            Loans               Estate
                        ------------        ----------
Alabama                        12%                0%
Colorado                       11%                0%
Illinois                        5%                3%
Indiana                         3%                0%
Kentucky                       50%               39%
New Hampshire                   0%               58%
Texas                          16%                0%
Virginia                        3%                0%
                        ------------        ----------
Total                         100%              100%
                        ============        ==========

The following table summarizes delinquent mortgage loan holdings of the Company.

Delinquent
90 days or more                            2003               2002               2001
-----------------------------------        -------------      -------------      -------------
Non-accrual status                  $         179,204    $       171,300    $       174,941
Other                                               0                  0                  0
Reserve on delinquent
loans                                        (120,000)          (120,000)          (120,000)
                                           -------------      -------------      -------------
Total delinquent                    $          59,204    $        51,300    $        54,941
                                           =============      =============      =============
Interest income past due
(delinquent loans)                  $               0    $             0    $             0
                                           =============      =============      =============

In process of restructuring         $               0    $             0    $             0
Restructuring on other
than market terms                                   0                  0                  0
Other potential problem
loans                                               0              1,709              9,299
                                           -------------      -------------      -------------
Total problem loans                 $               0    $         1,709    $         9,299
                                           =============      =============      =============
Interest income foregone
(restructured loans)                $               0    $             0    $             0
                                           =============      =============      =============

In process of foreclosure           $       1,423,804    $             0    $        28,536
                                           -------------      -------------      -------------
Total foreclosed loans              $       1,423,804    $             0    $        28,536
                                           =============      =============      =============
Interest income foregone
(restructured loans)                $               0    $             0    $         2,497
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

The  Company  has not  placed an  emphasis  on new  business  production.  Costs associated with supporting new business can be significant. In recent years, the insurance  industry as a whole has  experienced a decline in the total number of agents who sell insurance  products;  therefore  competition has intensified for top producing sales agents.  The relatively  small size of the Company,  and the resulting  limitations,  has made it  challenging  to compete in this area.  The number of agents  marketing the  Company's  products has reduced to a negligible number.

On June 1,  2001, the Company began  performing  administrative  work as a third party  administrator  (TPA) for an  unaffiliated  life  insurance  company.  The business  being  administered  is a  closed  block  with  approximately  250,000 policies,  a majority of which are paid-up.  The Company  receives  monthly fees based on policy in force counts and certain other  activity  indicators  such as number of premium  collections  performed.  During the year ended 2003, 2002 and
2001,  the Company  received  $ 473,145,  $ 521,782 and $ 299,905 for this work, respectively.  These TPA  revenue  fees are  included  in the line  item  "other income" on the  Company's  consolidated  statements of  operations.  The Company intends to pursue other TPA  arrangements,  and in 2002 entered into an alliance with Fiserv Life  Insurance  Solutions  (Fiserv LIS), to provide TPA services to insurance companies seeking business process outsourcing  solutions.  Fiserv LIS will be responsible  for the marketing and sales  function for the alliance,  as well as providing the datacenter  operations.  UTG will staff the administration effort.  Although still in its early stages,  management  believes this alliance with  Fiserv LIS  positions  the  Company to  generate  additional  revenues  by utilizing the Company's  current excess  capacity and  administrative  services.
Fiserv LIS is a unit of Fiserv,  Inc.  (Nasdaq:  FISV) which is an  independent, full-service  provider of integrated data processing and information  management systems to the financial industry, headquartered in Brookfield, Wisconsin.

In 1999,  Congress passed legislation  reducing or eliminating certain barriers,
which  existed  between  insurance   companies,   banks  and  brokerages.   This
legislation  opens markets for  financial  institutions  to compete  against one another and to acquire one another across previously established barriers.  This creates both additional  challenges and opportunities for the Company.  The full impact of these changes on the financial  industries is still evolving,  and the
Company  continues to watch these  changes and how they impact the Company.  The
Company has considered the  feasibility  of a marketing  opportunity  with First
Southern  National  Bank  (FSNB)  an  affiliate  of UTG's  largest  shareholder.
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

GOVERNMENT REGULATION

The  Company's   current  and  merged   insurance   subsidiaries   are  assessed
contributions  by life and health guaranty  associations in almost all states to indemnify  policyholders of failed companies.  In several states the company may reduce  premium  taxes  paid to  recover a portion  of  assessments  paid to the states' guaranty fund association.  This right of "offset" may come under review by the various states, and the company cannot predict whether and to what extent legislative initiatives may affect this right to offset. In addition, some state guaranty  associations  have adjusted the basis by which they assess the cost of insolvencies to individual companies.  The Company believes that its reserve for future  guaranty  fund  assessments  is  sufficient  to provide for  assessments related to known insolvencies.  This reserve is based upon management's  current expectation of the availability of this right of offset,  known insolvencies and state  guaranty fund  assessment  bases.  However,  changes in the basis whereby assessments are charged to individual  companies and changes in the availability of the right to offset assessments against premium tax payments could materially affect the Company's results.

Currently, UG, the insurance subsidiary,  is subject to government regulation in each of the states in which it conducts  business.  Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the insurance  business,  including  the power to: (i) grant and revoke  licenses to transact  business;  (ii)  regulate and  supervise  trade  practices  and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy  forms;  (vi) approve  premium  rates for some lines of  business;  (vii)
establish  reserve  requirements;  (viii)  prescribe  the  form and  content  of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus;  and (x) regulate the type and amount of permitted  investments.  Insurance regulation is concerned primarily with the protection of policyholders. The Company cannot predict the impact of any future proposals, regulations or market conduct investigations.  UG is domiciled in the state of Ohio.

The  insurance  regulatory  framework  continues  to be  scrutinized  by various states,  the  federal  government  and the  National  Association  of  Insurance
Commissioners  (NAIC).  The NAIC is an association whose membership  consists of the insurance  commissioners or their designees of the various states.  The NAIC has no direct  regulatory  authority  over  insurance  companies.  However,  its primary  purpose  is to  provide  a more  consistent  method of  regulation  and reporting  from state to state.  This is  accomplished  through the  issuance of model  regulations,  which  can be  adopted  by  individual  states  unmodified, modified to meet the state's own needs or requirements, or dismissed entirely.

Most  states  also  have  insurance  holding  company  statutes,  which  require registration and periodic reporting by insurance  companies  controlled by other
corporations   licensed   to   transact   business   within   their   respective
jurisdictions.  The  insurance  subsidiary  is subject to such  legislation  and
registered  as  controlled   insurers  in  those  jurisdictions  in  which  such
registration  is  required.  Statutes  vary from  state to state  but  typically require  periodic  disclosure,  concerning  the  corporation  that  controls the registered insurers and all subsidiaries of such corporation. In addition, prior
notice  to,  or  approval  by,  the  state  insurance   commission  of  material
intercorporate   transfers  of  assets,   reinsurance   agreements,   management
agreements (see Note 9 to the consolidated financial statements), and payment of dividends  (see Note 2 to the  consolidated  financial  statements) in excess of specified  amounts  by the  insurance  subsidiary,  within the  holding  company system, are required.

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

At year-end  2003,  UG had five ratios  outside the normal  range.  Three of the suspect ratios were as a result of the settlement of a lawsuit (See Note 8). The fourth ratio was slightly  outside the normal range  relating to net  investment income while the fifth ratio was outside the normal range due to the  additional current year reinsurance premium due to the Company's reinsurers.

The NAIC's  risk-based  capital  requirements  require  insurance  companies  to calculate  and  report  information  under a  risk-based  capital  formula.  The risk-based  capital (RBC) formula measures the adequacy of statutory capital and surplus in relation to  investment  and insurance  risks such as asset  quality, mortality  and  morbidity,  asset and  liability  matching  and  other  business factors.  The RBC  formula  is used by state  insurance  regulators  as an early warning  tool to  identify,  for the purpose of  initiating  regulatory  action, insurance companies that potentially are inadequately capitalized.  In addition, the formula  defines new minimum  capital  standards  that will  supplement  the current  system of low fixed  minimum  capital  and  surplus  requirements  on a state-by-state  basis.  Regulatory  compliance  is  determined by a ratio of the insurance  company's  regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Insurance companies below specific  trigger points or ratios are classified  within certain  levels, each of which requires specific  corrective action. The levels and ratios are as follows:

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

     * Or, 2.5 with negative trend.

At December 31,  2003, the insurance subsidiary has a ratio that is in excess of
3, which is 300% of the  authorized  control level;  accordingly,  the insurance subsidiary meets the RBC requirements.

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
The NAIC  historically  has defined a "small  face amount  policy" as one with a face  amount of  $ 15,000  or less.  Under  current  reviews,  some  states have increased  this  amount to  policies  of  $ 25,000  or less.  These  states  are attempting  to force  insurers  to  refund  "excess  premiums"  to  insureds  or beneficiaries of insureds.  The Company's insurance subsidiary has no race-based
premium   products,   but  does  have  policies  with  face  amounts  under  the above-scrutinized  limitations.  The  outcome of this issue could be dramatic on the  insurance  industry as a whole as well as the Company  itself.  The Company will continue to monitor developments regarding this matter to determine to what extent, if any, the Company may be exposed.

On  October 26,  2001,  President  Bush signed into law the "USA PATRIOT" Act of
2001 ("the Patriot Act"). This Law, enacted in response to the terrorist attacks of September 11,  2001, strengthens our Nation's ability to combat terrorism and prevent and detect money-laundering activities. Under Section 352 of the Patriot
Act,  financial  institutions  (definition  includes  insurance  companies)  are required  to  develop  an  anti-money  laundering  program.  The  practices  and procedures  implemented  under the  program  should  reflect  the risks of money laundering given the entity's  products,  methods of distribution,  contact with customers and forms of customer payment and deposits.  In addition,  Section 326 of  the  Patriot  Act  creates  minimum  standards  for  financial  institutions regarding the identity of their  customers in connection  with the purchase of a policy or  contract of  insurance.  The Company  has  instituted  an  anti-money laundering program to comply with Section 352, and has communicated this program throughout  the  organization.  The Company  implemented a preliminary  database program in order to facilitate compliance with Section 326. In addition, all new business  applications are regularly  screened  through the Medical  Information
Bureau. The Company regularly updates the information  provided by the Office of
Foreign Asset Control, U.S. Treasury Department in order to remain in compliance with the Patriot Act and will  continue to monitor this issue as changes and new proposals are made.

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

EMPLOYEES

There are approximately 51 persons who are employed full-time by the Company.

ITEM 2.  PROPERTIES

The  following   table  shows  a  breakout  of  property,   net  of  accumulated
depreciation,  owned and  occupied by the Company and the  distribution  of real estate by type.

     Property owned                          Amount                  % of Total
     Home Office                         $     1,889,038                    7%

     Investment real estate
     Commercial                               23,920,037                   90%
     Residential development                    805,787                    3%
                                              24,725,824                   93%

     Grand total                         $    26,614,862                  100%
                                            =============                =======

Total  investment real estate holdings  represent  approximately 8% of the total assets  of the  Company  net of  accumulated  depreciation  of  $ 1,729,001  and
$ 460,170  at year-end  2003 and 2002  respectively.  The Company owns an office complex in Springfield, Illinois, which houses the primary insurance operations.
The office  buildings in this complex  contain  57,000 square feet of office and warehouse  space,  and are carried at  $ 1,889,038.  Currently,  the  facilities occupied  by  the  Company  are  adequate  relative  to  the  Company's  present operations.

Commercial  property mainly  consists of North Plaza,  which owns for investment purposes, a shopping center in Somerset, Kentucky, approximately 14,000 acres of timberland in Kentucky,  and a 50% partnership  interest in an additional 11,000 acres of Kentucky timberland.  The timberland is harvested and in various stages of maturity. The property is carried at $ 9,583,967.

UG  is a  two-thirds  owner  for  investment  purposes  in a  commercial  office building,  held in an LLC,  referred to as Hampshire  Plaza. The other one-third partner is Millard V. Oakley,  who is a former Director of UTG.  Hampshire Plaza consists of a 254,000 square foot office tower,  an attached  72,000 square foot retail plaza,  and an attached  parking  garage with  approximately  350 parking spaces located in New Hampshire.  The Company invested an additional $ 1,100,000 in 2003 in order to  renovate  and  improve  existing  office  space  within the building and plans to contribute an additional  $ 400,000 in the next year.  The improvements  have  been  made in order to lease  the  office  space in the near future.  During the first half of 2002 a significant  portion of existing office leases  expired.  In 2003,  the Company  obtained new lease  agreements  whereby approximately  70% of the  building  would become  leased.  The addition of this substantial  lease  agreement will  positively  impact future cash flows on this investment. At December 31, 2003, the property was carried at $ 11,005,688.

UG  purchased  real  estate,  known  as  Hampshire  Plaza  Garage,  at a cost of
$ 2,220,256 from an outside third party through the formation of an LLC in which
UG is a two-thirds owner. The other one-third partner is Millard V. Oakley,  who is a former  Director of UTG.  The  property  consists of a parking  garage with approximately 580 parking spaces located in New Hampshire.

Residential development property is primarily located in Springfield,  Illinois, and consists of two parcels. The Company has no current plans to further develop these parcels. The properties are located in a growing area of the community and are currently being marketed for sale.

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
in the Southern District of Illinois against  Universal  Guaranty Life Insurance
Company (UG) and United Trust Assurance Company (UTAC) (merged into UG in 1992).
After the lawsuit was filed, the plaintiffs, who were former insurance salesmen, amended their  complaint,  dropped Louis Black as a plaintiff,  and added United
Security  Assurance  Company  (USAC)  (merged  into UG in 1999),  UTG and FCC as defendants.  The plaintiffs alleged that they were employees of UG, UTAC or USAC rather than independent  contractors.  The plaintiffs sought class action status and asked to recover various  employee  benefits,  costs and attorneys' fees, as well as monetary  damages based on the  defendants'  alleged failure to withhold certain taxes.

In late June 2003,  mediation was held in an attempt to bring resolution to this lawsuit.  The  negotiations  continued  in  July  and  August,  and  a  proposed settlement was  ultimately  reached.  Although the Company  continued to believe that it has meritorious grounds to defend this lawsuit, the legal process can be lengthy and costly, with no guarantee of success in the final resolution.  Under these  circumstances,  management believed a settlement of the matter was in the best interests of the Company.  Under the terms of the proposed settlement,  the
Company would pay $ 1,950,000 in attorneys'  fees,  costs and expenses,  and the
Company,  through its insurance subsidiary,  will provide certain life insurance benefits at a discount to members of the class (or their  transferees)  choosing to purchase life insurance benefits.

On November 20,  2003, Hon. G. Patrick Murphy, Chief Judge for the United States
District Court for the Southern District of Illinois, entered the order settling this action.  On December 21,  2003 this order became final at the expiration of the appellate  window and the Company paid $ 1,950,000 in attorneys' fees, costs and expenses.  Initial  mailings were sent to class members in February 2004. At
December 31, 2003, the Company  maintained a $ 200,000 accrual to cover expected future costs regarding this matter.

UTG and its subsidiaries,  both current and merged, are named as defendants in a number of legal  actions  arising as a part of the  ordinary  course of business relating primarily to claims made under insurance  policies.  Those actions have been considered in establishing the Company's liabilities.  Management is of the opinion that the  settlement of those  actions will not have a material  adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No  matters  were  submitted  to a vote of  security  holders  during the fourth quarter of the year ended December 31, 2003.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The  Registrant  is a  public  company  whose  common  stock  is  traded  in the over-the-counter  market.  Over-the-counter  quotations can be obtained with the
UTGI.OB stock symbol.

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

                                                     BID
                PERIOD                      LOW              HIGH

                2003
                First quarter              6.800              7.000
                Second quarter             6.850              8.000
                Third quarter              6.700              7.150
                Fourth quarter             5.800              7.490

                                                     BID
                PERIOD                      LOW              HIGH

                2002
                First quarter              6.000              9.850
                Second quarter             6.000              7.250
                Third quarter              6.250              7.050
                Fourth quarter             6.500              8.000

UTG has not  declared or paid any  dividends on its common stock in the past two fiscal  years,  and has no current plans to pay dividends on its common stock as it intends to retain all earnings for  investment in and growth of the Company's business.  The payment of future  dividends,  if any,  will be determined by the
Board of  Directors in light of existing  conditions,  including  the  Company's earnings,  financial  condition,  business  conditions  and other factors deemed relevant by the Board of Directors. See Note 2 in the accompanying  consolidated financial statements for information regarding dividend restrictions,  including
applicable   restrictions  on  the  ability  of  the  Company's  life  insurance
subsidiary  to  pay  dividends  up  to  the  Registrant,   which  discussion  is
incorporated herein by this reference.

As of March 1, 2004 there were 9,564 record holders of UTG common stock.

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
                                                                                                 securities reflected in
                                                                                                    column (a))
                                          (a)                             (b)                            (c)

Employee and Director Stock
Purchase plans approved by
security holders
                                                                                                           324,563
                                              0                              0

Employee and Director Stock
Purchase plans not approved by
security holders

                                              0                              0                                  0

Total                                         0                              0                            324,563

On March 26,  2002, the Board of Directors of UTG adopted, and on June 11, 2002, the  shareholders  of UTG approved the United  Trust  Group,  Inc.  Employee and
Director  Stock Purchase Plan. The Plan allows for the issuance of up to 400,000 shares of UTG common stock. The plan's purpose is to encourage  ownership of UTG stock by eligible directors and employees of UTG and its subsidiary by providing them with an  opportunity  to invest in shares of UTG common stock.  The plan is administered by the Board of Directors of UTG.

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
Following the 30-day offer period,  ending in October  2003,  three  individuals executed the appropriate  documents and acquired a total of 16,546 shares of UTG common stock.  UTG received  $ 195,905  from the issuance of these shares.  Each
participant   under  the  plan  executed  a  "stock   restriction  and  buy-sell
agreement",  which among other things provides UTG with a right of first refusal on any future sales of the shares acquired by the participant under this plan.

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
December 31, 2003, UTG had 75,437 shares outstanding that were issued under this program with a value of $ 11.63 per share pursuant to the above formula.

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

FINANCIAL HIGHLIGHTS
(000's omitted, except per share data)
                                             2003             2002            2001           2000             1999
                                         -------------    -----------     -----------    ------------     ------------
Premium income
  net of reinsurance                 $      15,023    $      15,832  $       17,141  $      19,490   $       21,581
Total revenues                       $      26,488    $      30,177  $       33,313  $      35,747   $       36,057
Net income (loss)*                   $      (6,396)   $       1,339  $        2,308  $        (696)  $        1,076
Basic income (loss) per share        $       (1.67)   $        0.38  $         0.62  $       (0.17)  $         0.38
Total assets                         $     311,557    $     320,494  $      328,939  $     333,035   $      338,576
Total long-term debt                 $       2,290    $       2,995  $        4,401  $       1,817   $        5,918
Dividends paid per share                      NONE             NONE            NONE           NONE             NONE

* Includes equity earnings of investees.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations,  financial  condition and liquidity and capital resources for the three years ended  December 31,  2003.  This analysis  should be read in conjunction with the consolidated  financial statements and related notes, which appear elsewhere in this Form 10-K. The Company reports  financial  results on a consolidated basis. The consolidated  financial  statements include the accounts of UTG and its subsidiaries at December 31, 2003.

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

Critical Accounting Policies

General
We  have   identified  the   accounting   policies  below  as  critical  to  the
understanding  of our results of  operations  and our  financial  position.  The application  of these  critical  accounting  policies in preparing our financial statement  requires  management  to  use  significant  judgments  and  estimates concerning future results or other developments including the likelihood, timing or amount of one or more  future  transactions  or amounts.  Actual  results may differ from these  estimates under  different  assumptions or conditions.  On an on-going basis, we evaluate our estimates,  assumptions and judgments based upon historical  experience  and  various  other  information  that we  believe to be
reasonable  under  the  circumstances.   For  a  detailed  discussion  of  other
significant accounting policies, see Note 1.

DAC and Cost of Insurance Acquired
Deferred  acquisition  costs (DAC) and cost of  insurance  acquired  reflect our expectations about the future experience of the existing business in-force.  The primary  assumptions  regarding  future  experience that can affect the carrying value of DAC and cost of insurance acquired balances include mortality, interest spreads and policy lapse rates.  Significant  changes in these  assumptions  can impact  amortization  of DAC and cost of insurance  acquired in both the current and future periods, which is reflected in earnings.

Investments
We regularly  monitor our investment  portfolio to ensure that  investments that may be other than  temporarily  impaired are  identified  in a timely manner and properly  valued,  and that any impairments are charged against  earnings in the proper period.

Valuing  our  investment   portfolio  involves  a  variety  of  assumptions  and
estimates, particularly for investments that are not actively traded. We rely on external  pricing  sources for highly liquid publicly  traded  securities.  Many judgments are involved in timely identifying and valuing  securities,  including potentially impaired securities.  Inherently,  there are risks and uncertainties involved  in making  these  judgments.  Changes in  circumstances  and  critical assumptions  such  as a  continued  weak  economy,  a more  pronounced  economic downturn or  unforeseen  events  which  affect one or more  companies,  industry sectors  or  countries  could  result  in write  downs  in  future  periods  for impairments that are deemed other than temporary.

Results of Operations

(a)  Revenues

Premiums and policy fee revenues,  net of reinsurance  premiums and policy fees, decreased 5% when  comparing  2003 to 2002 and 8% from 2002 to 2001. The Company currently  writes  little new business.  Unless the Company  acquires a block of in-force business or marketing  significantly increases on traditional business, management  expects  premium revenue to continue to decline at a rate consistent with prior experience.  The Company's average  persistency rate for all policies in force for 2003,  2002 and 2001 was  approximately  94.9%,  93.6%,  and 91.6%, respectively.  Persistency  is a  measure  of  insurance  in force  retained  in relation to the previous year.

New  business  production  decreased  steadily and  significantly  over the last several years. The Company has not placed an emphasis on new business production
in  recent  years.   Costs  associated  with  supporting  new  business  can  be significant.  In recent years, the insurance industry as a whole has experienced a decline in the total number of agents who sell insurance  products;  therefore competition has intensified for top producing sales agents. The relatively small size of the Company, and the resulting  limitations,  has made it challenging to compete in this area.

During 2001, the Company  implemented a conservation  effort,  which is still in place,  in an attempt to improve the  persistency  rate of  insurance  company's policies.  Several of the customer service  representatives  of the Company have become licensed  insurance agents,  allowing them to offer other products within the Company's  portfolio to existing customers.  Additionally,  stronger efforts have  been made in policy  retention  through  more  personal  contact  with the customer  including  telephone calls to discuss  alternatives  and reasons for a customer's request to surrender their policy.  Previously,  the Company's agency force was primarily  responsible for conservation  efforts.  With the decline in the number of agents, their ability to reach these customers diminished,  making conservation  efforts difficult.  The conservation  efforts described above have been generally  positive.  Management will continue to monitor these efforts and make  adjustments  as seen  appropriate  to enhance  the  future  success of the program.  The Company  has also  implemented  a new product  referred to as "the
Legacy" to be specifically used by the licensed customer service representatives as an alternative for the customer in the conservation  efforts.  The Company is looking at additional products to offer to further enhance conservation and home office sales.

The Company has considered the feasibility of a marketing opportunity with First
Southern  National  Bank  (FSNB)  an  affiliate  of UTG's  largest  shareholder,
Chairman  and CEO, Mr.  Jesse T.  Correll.  Management  has  considered  various products  including  annuity type  products,  mortgage  protection  products and existing  insurance  products,  as potential  products that could be marketed to banking customers.  This marketing  opportunity has potential and is believed to be a viable  niche.  The Company has  recently  designed the  "Horizon"  annuity product  as well as the  "Legacy"  life  product  which  are  both to be used in marketing  efforts by FSNB. The  introduction of these new products is currently not expected to produce significant  premium writings.  The Company is currently looking at other types of products to compliment the existing  offerings.  Among these being considered is a child product and term life insurance.

Net  investment  income  decreased 24% when comparing 2003 to 2002 and decreased
11% when comparing 2002 to 2001. The overall  investment  yields for 2003,  2002 and 2001, are 4.05%,  5.37% and 6.39%,  respectively.  The decline in investment yields are directly  affected by the decline in the national  prime rate,  which has declined from 9.5% at December 31, 2000 to 4.00% at December 31,  2003. This
decrease  has  resulted  in lower  earnings  on  short-term  funds as well as on longer-term  investments  acquired.  Should this economic climate continue,  net investment  income may continue to decline as the Company,  along with others in the insurance  industry,  seeks adequate  returns on investments,  while staying within the conservative investment guidelines set forth by insurance regulators.
Many insurance  companies have suffered  significant  losses in their investment portfolios as a result of corporate defaults and bankruptcies in the last couple of years; however,  because of the Company's conservative  investment philosophy the Company has so far avoided such significant  losses. The Company's corporate holdings are relatively small compared to the insurance industry. Recent periods investments  acquired  include a very limited  amount in  corporate  securities.
Management  continues to shorten the length of the Company's portfolio which has limited  investment  earnings in the short run.  The Company has not written off any investment losses in these turbulent economic times.

The Company's  investments are generally  managed to match related insurance and policyholder liabilities.  The comparison of investment return with insurance or investment  product crediting rates establishes an interest spread.  The Company monitors  investment  yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads, ranging from 1%
to 2%. At the March 2001 Board of Directors meeting, the Boards of the insurance subsidiaries lowered crediting rates one-half percent on all products that could be lowered. With this reduction, the Company's  rate-adjustable products are now at their guaranteed  minimum rates, and as such,  cannot be lowered any further.
At the March  2002  Board of  Directors  meeting,  the  Boards of the  insurance subsidiaries lowered all remaining  rate-adjustable products to their guaranteed minimum rates.  The guaranteed  minimum  crediting rates on these products range from 3% to 5.5%. These adjustments were in response to the continued declines in interest rates in the marketplace  described  above.  Policy interest  crediting rate changes and expense load changes become  effective on an individual  policy basis on the next policy anniversary.  Therefore,  it takes a full year from the time  the  change  was  determined  for the full  impact  of such  change  to be realized.  If interest rates  continue to decline,  the Company won't be able to lower  rates and both net  investment  income  and net income  will be  impacted negatively.

Realized investment gains, net of realized losses, were $ 485,436,  $ 13,634 and
$ 436,840 in 2003, 2002 and 2001, respectively.  The primary source for the 2003 gain is from the sale of two  investments.  The  Company  sold one common  stock holding,  realizing a gain of $ 165,262 and one real estate holding, realizing a gain of $ 211,352.  During 2002, the modest realized gain consisted primarily of real estate  sales on  residential  development  property  the Company  owned in
Springfield,   Illinois.  During  2001,  the  Company  sold  the  West  Virginia properties  including the former home office building of APPL,  realizing a gain of $ 217,574.

On June 1,  2001, the Company began  performing  administrative  work as a third party  administrator  (TPA) for an  unaffiliated  life  insurance  company.  The business  being  administered  is a  closed  block  with  approximately  250,000 policies,  a majority of which are paid up. The Company  receives  monthly  fees based on policy in force counts and certain other  activity  indicators  such as number of premium  collections  performed.  During the year ended 2003 and 2002, the Company received $ 473,145, and $ 521,782 for this work, respectively. These
TPA revenue fees are included in the line item "other  income" on the  Company's consolidated  statements of operations.  The Company intends to pursue other TPA arrangements,  and in 2002 entered into an alliance  with Fiserv Life  Insurance
Solutions  (Fiserv LIS), to provide TPA services to insurance  companies seeking business process outsourcing  solutions.  Fiserv LIS will be responsible for the marketing  and  sales  function  for the  alliance,  as well  as  providing  the datacenter  operations.  UTG will staff the  administration  effort.  Management believes  this  alliance  with  Fiserv LIS  positions  the  Company to  generate additional  revenues by utilizing  the  Company's  current  excess  capacity and administrative  services.  Fiserv LIS is a unit of Fiserv,  Inc. (Nasdaq:  FISV)
which is an independent, full-service provider of integrated data processing and information  management  systems to the  financial  industry,  headquartered  in
Brookfield,  Wisconsin.  Although no additional TPA work has been added to date, management  believes  this  area is a growing  market  and the  Company  is well positioned to serve this market.

(b)  Expenses

Benefits, claims and settlement expenses net of reinsurance benefits and claims, increased  $ 1,631,372  from 2002 to 2003 and  increased  $ 84,561  from 2001 to
2002.  The 2003  increase is primarily  related to  increases  in the  Company's policyholder reserves, or future policy benefits.  Reserves are calculated on an individual policy basis and generally  increase over the life of the policy as a result of additional  premium payments and  acknowledgement of increased risk as the insured  continues to age.  Fluctuations in death claim experience from year to year  typically  have a  significant  impact on  variances in this line item.
Direct (prior to reinsurance) death claims were  approximately  $ 2,752,000 less in 2003 than in 2002 and approximately $ 1,812,000 greater in 2002 than in 2001.
There is no single event that caused the mortality variances. Policy claims vary from year to year and  therefore,  fluctuations  in mortality are to be expected and  are  not  considered  unusual  by  management.  Policy  surrender  benefits decreased  approximately  $ 980,000  during the year 2003  compared  to the same period in 2002 and  decreased  approximately  $ 2,000,000  during  the year 2002 compared to the same period in 2001. As discussed  above,  stronger efforts have been made in policy  retention  through more  personal  contact  with  customers including  telephone calls to discuss  alternatives and reasons for a request to surrender their policy. The short-term impact of such fewer policy surrenders is negligible  since a reserve for future policy benefits payable is held which is, at a minimum,  equal to and generally greater than the cash surrender value of a policy.  Therefore, a decline in current period surrenders results in an overall increase in the policy  benefits  number in the current  period.  The benefit of fewer policy surrenders is primarily  received over a longer time period through the retention of the Company's asset base.

In March 2001, the Board of UG lowered  crediting rates one-half  percent on all rate-adjustable  products  that  could be  lowered.  With  this  reduction,  the
Company's rate-adjustable products have been lowered to their guaranteed minimum rates,  and as such,  cannot be lowered any further.  In addition,  in 2002, the
Board of UG  adjusted  the  expense  loads of the  Century  2000  product to the guaranteed amounts.  These adjustments were in response to continued declines in interest rates in the  marketplace.  Policy interest  crediting rate changes and expense load changes become effective on an individual  policy basis on the next policy anniversary. Therefore, it takes a full year from the time the change was determined for the full impact of such change to be realized.

Commissions and amortization of deferred policy  acquisition costs decreased 60%
in 2003 compared to 2002 and  decreased  38% in 2002 compared to 2001.  The most significant  factor in the continuing  decrease is  attributable  to the Company paying fewer commissions,  since the Company writes very little new business and renewal premiums on existing business continue to decline. Another factor of the
decrease  is  attributable  to  normal   amortization  of  the  deferred  policy
acquisition  costs asset.  The Company reviews the  recoverability  of the asset based on current trends and known events compared to the assumptions used in the establishment  of the original asset. No impairments were recorded in any of the three periods reported.

Amortization  of cost of insurance  acquired  increased  12% in 2003 compared to
2002 and  decreased 4% in 2002 compared to 2001.  Cost of insurance  acquired is established when an insurance company is acquired. The Company assigns a portion of its cost to the right to receive future cash flows from  insurance  contracts existing  at the  date  of the  acquisition.  The  cost  of  policies  purchased represents the actuarially determined present value of the projected future cash flows from the acquired  policies.  Cost of  insurance  acquired is comprised of individual  life insurance  products  including whole life,  interest  sensitive whole life and universal life insurance products.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs  for any excess of the unamortized  asset over the projected  future profits.  The interest rates utilized in the amortization  calculation are 9% on approximately 25% of the balance and 15% on the remaining balance.  The interest rates vary due to risk  analysis  performed  at the time of  acquisition  on the business acquired.  The amortization is adjusted  retrospectively when estimates of current or future gross  profits to be realized  from a group of products are revised. Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and  persistency of certain blocks of insurance in-force. Persistency is a measure of insurance in force retained in relation to the previous year. The Company's  average  persistency  rate for all policies in force for 2003,  2002 and 2001 has been  approximately  94.9%,  93.6% and 91.6%, respectively.  Based on the  projected  future  profits and  persistency  of the insurance in-force,  the Company wrote off an additional  $ 5,000,000 of cost of insurance  acquired  during 2003.  This  write-off  is  primarily  the result of continued  tightening of interest rate spreads of the Company.  The Company will continue to analyze  these  projections  to  determine  the  adequacy of present values assigned to future cash flows.

Operating  expenses  increased  29% in 2003 compared to 2002 and decreased 9% in
2002 compared to 2001.  During 2003, the Company paid  $ 1,950,000 in settlement of a lawsuit.  In addition,  the Company  maintains a $ 200,000 accrual to cover
expected  future  costs   regarding  this  matter.   During  2001,  the  Company
transferred all remaining functions of its former insurance subsidiary APPL from
Huntington,  West Virginia to the Springfield,  Illinois location,  and sold the
West Virginia  property.  The closing of the  Huntington  office  resulted in an approximately  $ 325,000  reduction to operating  expenses in 2002.  Also during
2002, the Company  changed  health  insurance  coverage on its  employees.  This change reduced 2002 operating expenses approximately $ 75,000, while maintaining similar coverage amounts.  Additional  expense  reductions have been made in the normal  course of business,  as the Company  continually  monitors  expenditures looking for savings opportunities.  These expense reductions have been partially offset by increased operating costs of approximately  $ 285,000  attributable to the Company's  conversion of its existing  business and TPA clients to "ID3",  a software system owned by Fiserv LIS.  Conversion  costs to date include fees for initial licensing, consultation, and training.

Interest  expense declined 38% comparing 2003 to 2002 and declined 19% comparing
2002 to 2001.  The Company  repaid  $ 705,499,  $ 1,405,395  and  $ 1,302,495 in outside debt in 2003, 2002 and 2001  respectively,  through operating cash flows and dividends received from its subsidiary UG. In April 2001, the Company issued
$ 3,885,996  in new debt to purchase  common  stock owned  primarily by James E.
Melville and Larry E. Ryherd,  two former  Officers and Directors of the Company and their respective families. These notes bear interest at the fixed rate of 7%
per annum (paid  quarterly)  with payments of principal to be made in five equal installments,  the first principal payment of which, in the amount of $ 777,199, was made on March 31, 2002. At  December 31,  2003, UTG had $ 2,289,776 in notes payable  remaining,  all of which were incurred in the April 2001 stock purchase transaction  with Mr. Ryherd and Mr. Melville.  Principal  payments of $ 763,259 were due annually over the next  three-year  period ending in April of 2006 with the next  principal  payment  scheduled  due in April  of  2004.  Subsequent  to year-end 2003, the Company paid the remaining balance of these notes with a draw on its line of credit with Southwest Bank of St. Louis. The line of credit bears interest  at the rate of 0.25% in excess  of the  Southwest  Bank of St.  Louis'
prime rate. This action will further reduce  interest  expense in future periods as the current rate on the line of credit is 4.25% compared to the fixed rate of
7% on the notes paid. The Company has aggressively  pursued the repayment of its existing debt in recent  periods.  With the current  interest rate  environment, management  believes it is in the Company's best long-term interest to reduce or eliminate its debt with any excess funds available to do so.

Management  believes overall sources available are more than adequate to service this debt.  These sources include current cash balances of UTG,  expected future
operating   cash  flows  and  payment  of  dividends  from  the  Company's  life subsidiary.

Deferred taxes are established to recognize  future tax effects  attributable to temporary  differences  between the financial  statements and the tax return. As these  differences  are realized in the financial  statement or tax return,  the deferred income tax established on the difference is recognized in the financial statements as an income tax expense or credit.

(c)  Net income (loss)

The  Company  had  a  net  income  (loss)  of  $ (6,396,490),   $ 1,338,795  and
$ 2,308,096 in 2003, 2002 and 2001  respectively.  Significant  one-time charges and accruals to operating  expenses,  combined with an  additional  write-off of cost of insurance  acquired and continued  decline in interest rates during 2003 as  previously  described,  were  the  primary  differences  in the 2003 to 2002 results.  The  decrease in net income in 2002 as  compared to 2001 is  primarily related to lower  investment  income  returns and increased  death  claims.  The
Company continues to monitor and adjust those items within its control.

Financial Condition

(a)   Assets

Investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance  statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations,  and the Company's business and investment  strategy,  the Company generally seeks to invest in United States  government and government  agency  securities and other high  quality low risk  investments.  Many  insurance  companies  have  suffered significant  losses in their investment  portfolios in the last couple of years;
however, because of the Company's conservative investment philosophy our Company has so far largely  avoided such  significant  losses.  Management  continues to shorten  the length of the  Company's  portfolio  which has  limited  investment earnings in the short run. The Company has not written off any investment losses in these turbulent economic times.

At December 31, 2003, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders'  equity. The Company has identified  securities it may sell and classified them as "investments  held for sale".  Investments  held for sale are
carried  at  market,   with  changes  in  market  value   charged   directly  to
shareholders'  equity.  To provide  additional  flexibility  and liquidity,  the
Company has categorized almost all fixed maturity  investments  acquired in 2003 and 2002 as available for sale.  It was  determined it would be in the Company's best financial interest to classify these new purchases as available for sale to provide additional liquidity and flexibility.

The following table  summarizes the Company's fixed  maturities  distribution at
December 31, 2003 and 2002 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

                                Fixed Maturities

Rating                             % of Portfolio
                                ----------------------
                                   2003        2002
                                ----------  ----------
Investment Grade
AAA                                 82%         65%
AA                                   1%          3%
A                                   12%         24%
BBB                                  4%          6%
Below investment grade               1%          2%
                                ----------  ----------
                                   100%        100%
                                ==========  ==========

In the past few years the  Company  has  invested  more of its funds in mortgage loans. This is the result of increased mortgage opportunities  available through
FSNB, an affiliate of Mr. Jesse T. Correll.  Mr. Correll is the CEO and Chairman
of  the  Board  of  Directors  of  UTG,  and  directly  and  indirectly  through affiliates,  its largest shareholder.  FSNB has been able to provide the Company
with  additional  expertise  and  experience  in  underwriting   commercial  and
residential  mortgage  loans,  which  provide  more  attractive  yields than the traditional  bond  market.  During  2003,  2002  and  2001  the  Company  issued approximately  $ 11,405,000,  $ 6,920,000 and $ 4,535,000  respectively,  in new mortgage loans.  These new loans were originated  through FSNB and funded by the
Company  through  participation  agreements  with FSNB.  FSNB services the loans covered  by  these  participation  agreements.  The  Company  pays  FSNB  a .25%
servicing fee on these loans and a one-time fee at loan  origination  of .50% of the  original  loan  amount to cover  costs  incurred  by FSNB  relating  to the processing  and  establishment  of the  loan.  UG paid  $ 63,214,  $ 70,140  and
$ 79,730 in servicing  fees and $ 13,821,  $ 35,127 and $ 22,626 in  origination fees to FSNB during 2003, 2002 and 2001, respectively.

Total investment real estate holdings  represent  approximately 8% and 7% of the total assets of the Company, net of accumulated  depreciation,  at year-end 2003 and 2002  respectively.  Total  investment  real  estate is  separated  into two categories: Commercial 97% and Residential Development 3%.

Policy loans remained consistent for the periods presented.  Industry experience for  policy  loans  indicates  that few  policy  loans  are ever  repaid  by the policyholder,  other than through  termination  of the policy.  Policy loans are systematically  reviewed to ensure that no  individual  policy loan  exceeds the underlying cash value of the policy.

Deferred  policy  acquisition  costs  decreased  14% in 2003  compared  to 2002.
Deferred policy acquisition costs, which vary with, and are primarily related to producing  new  business,  are  referred to as DAC.  DAC  consists  primarily of commissions and certain costs of policy issuance and  underwriting,  net of fees charged to the policy in excess of ultimate  fees  charged.  To the extent these costs are recoverable  from future  profits,  the Company defers these costs and amortizes  them with interest in relation to the present value of expected gross profits from the contracts,  discounted  using the interest rate credited by the policy. The Company had $ 61,000 in policy acquisition costs deferred,  $ 17,000 in interest accretion and $ 417,844 in amortization in 2003, and had $ 69,000 in policy acquisition costs deferred,  $ 55,000 in interest accretion and $ 769,432 in amortization in 2002.

Cost of  insurance  acquired  decreased  31% in 2003  compared to 2002.  When an insurance company is acquired,  the Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition.  The cost of policies  purchased  represents the actuarially determined  present value of the  projected  future cash flows from the acquired policies.  Cost of insurance  acquired is amortized with interest in relation to expected  future  profits,  including  direct  charge-offs for any excess of the
unamortized  asset  over  the  projected  future  profits.   In  2003  and  2002
amortization  decreased the asset by $ 1,695,328 and $ 1,515,450,  respectively.
In 2003,  the  balance  was  reduced by an  additional  $ 5,000,000  as a direct charge-off of unamortized  asset over the projected  future  profits.  Also, the balance was reduced $ 8,409,722 in 2002 as a result of the valuation  adjustment attributable  to the  acquisition  of the minority  positions of FCC through its merger with and into UTG.

 (b)  Liabilities

Total liabilities  decreased 1% in 2003 compared to 2002. Policy liabilities and accruals,  which  represented 95% and 93% of total  liabilities at year end 2003 and 2002, respectively, increased slightly during the current year. The increase is  attributable  to a the  continued  aging of the in-force  population  and an improvement in the persistency rate on the policies.

Notes payable decreased 24% in 2003 compared to 2002. At December 31,  2002, UTG had $ 2,995,275 in notes payable.  During 2003, the Company repaid  $ 705,499 of its debt through operating cash flows and dividends received from its subsidiary
UG. At December 31,  2003, UTG had  $ 2,289,776 in notes payable,  all remaining debt is owed to two former  Officers  and  Directors  of the  Company  and their respective  families  as a result of an April 2001 stock  purchase  transaction.
These notes bear  interest  at the fixed rate of 7% per annum (paid  quarterly), with three remaining principal payments of approximately $ 763,000 due annually.
The next  principal  payment due date was April of 2004.  Subsequent to year-end
2003,  the Company paid the remaining  balance of these notes with a draw on its line of credit with  Southwest  Bank of St. Louis.  The line of credit will bear interest  at the rate of 0.25% in excess  of the  Southwest  Bank of St.  Louis'
prime rate.  Management believes overall sources of liquidity available are more than adequate to service this debt.  These sources include current cash balances of UTG,  expected future  operating cash flows and payment of dividends from the
Company's  life  subsidiary.  The Company's  long-term debt is discussed in more
detail  in  Note  11  to  the  consolidated   financial  statements,   which  is
incorporated herein by this reference.

(c)  Shareholders' Equity

Total  shareholders'  equity  decreased  17% in 2003  compared to 2002.  This is primarily  due to a loss  during the year of  $ (6,396,490)  and a  decrease  in unrealized  gains  on  investments  in the  current  year of  $ (1,205,544).  In addition  shareholders'  equity  increased  by  $ 195,905  from an employee  and director  stock  purchase  plan  which was  approved  and  implemented  in 2002;
however,  this was  offset by  purchases  of  treasury  shares  and  retirements totaling $ (441,143). During the current year's financial statement preparation, the Company determined the amount of reinsurance premiums paid to reinsurers was insufficient in the current year as well as prior years. It was determined that, in total,  $903,325 in due premium was owed the Company's  reinsurers,  of which
$729,321 related to years prior to 2003.

Liquidity and Capital Resources

The  Company  has  three  principal  needs for cash - the  insurance  companies'
contractual obligations to policyholders,  the payment of operating expenses and the servicing of its long-term debt.  Cash and cash  equivalents as a percentage of total assets were 3% and 8% as of December 31,  2003 and 2002,  respectively.
Fixed maturities as a percentage of total invested assets were 68% and 72% as of
December 31, 2003 and 2002, respectively.

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

Cash provided by (used in) operating  activities was $ (933,048),  $ 467,034 and
$ 1,527,856 in 2003, 2002 and 2001, respectively.  Reporting regulations require cash inflows and outflows from universal life insurance  products to be shown as financing  activities  when  reporting on cash flows.  The net cash  provided by operating  activities  plus  policyholder  contract  deposits less  policyholder contract  withdrawals  equaled  $ 1,504,730  in  2003,  $ 2,798,799  in 2002 and
$ 3,547,366 in 2001.  Management  utilizes this  measurement of cash flows as an indicator of the performance of the Company's insurance operations.

Cash provided by (used in) investing activities was $ (15,846,714),  $ 7,833,788 and $ 714,155 for 2003, 2002 and 2001, respectively. The most significant aspect of cash  provided  by (used  in)  investing  activities  is the  fixed  maturity transactions. Fixed maturities account for 82%, 78% and 81% of the total cost of investments acquired in 2003, 2002 and 2001, respectively.

Net cash provided by (used in) financing activities was $ 1,487,041, $ (473,692)
and $ (1,091,769) for 2003, 2002 and 2001,  respectively.  The Company continues to pay down its  outstanding  debt.  Such  payments  are  included  within  this category.  In addition, in 2001 the Board of Directors of the Company authorized a  repurchase  program of UTG's  common stock and the purchase of stock is still pursued as it becomes  available.  In addition,  in 2002 this category  includes payments  made to former FCC  shareholders  for shares  they owned  prior to the merger of FCC into UTG.

Policyholder  contract  deposits  decreased  8% in 2003  compared  to 2002,  and decreased  9% in 2002  when  compared  to 2001.  The  decrease  in  policyholder contract deposits relates to the decline in new business production  experienced in the last few years by the Company.  Policyholder  contract  withdrawals  have decreased  11% in 2003 compared to 2002,  and 15% in 2002 compared to 2001.  The change in  policyholder  contract  withdrawals  is not  attributable  to any one significant event. Factors that influence  policyholder contract withdrawals are fluctuation of interest rates, competition and other economic factors.

At December 31,  2003, UTG had $ 2,289,776 in notes payable,  all remaining debt is owed to two former officers and directors of the Company and their respective families as a result of an April 2001 stock  purchase  transaction.  These notes bear  interest  at the fixed rate of 7% per annum (paid  quarterly),  with three remaining  principal  payments of $ 763,259  due  annually.  The next  principal payment due date was April of 2004.  Subsequent  to year-end  2003,  the Company paid the remaining balance of these notes with a draw on its line of credit with
Southwest  Bank of St. Louis.  The line of credit will bear interest at the rate of 0.25% in excess of the Southwest  Bank of St.  Louis' prime rate.  Management believes overall sources  available are more than adequate to service this debt.
These sources  include current cash balances of UTG,  expected future  operating cash flows and payment of dividends from the Company's life subsidiary.

On November 15, 2001,  UTG was extended a $ 3,300,000  line of credit (LOC) from the  First  National  Bank of the  Cumberlands  (FNBC)  located  in  Livingston,
Tennessee.  The  FNBC is  owned  by  Millard  V.  Oakley,  who at the time was a director  of UTG.  The LOC was for a one-year  term from the date of issue.  The
Company has renewed the LOC  annually.  The interest rate on the LOC is variable and indexed to be the lowest of the U.S.  prime rates as  published  in the Wall
Street  Journal,  with any interest  rate  adjustments  to be made  monthly.  At
December 31,  2003, the Company had no outstanding  borrowings  attributable  to this LOC.  During 2003, the Company had no borrowings  against this LOC.  During
2002 the Company had total borrowings of $ 1,600,000 on this LOC, which were all repaid  during  the  year.  The draws on this LOC were  used to  facilitate  the payments due to the former shareholders of FCC as a result of the June 12, 2002, merger  of FCC  with  and  into  UTG,  as  further  described  in note 15 to the consolidated financial statements and incorporated herein by this reference.

On April 1, 2002,  UTG was extended a  $ 5,000,000  line of credit (LOC) from an unaffiliated third party,  Southwest Bank of St. Louis. The LOC expired one-year from the date of issue and was  renewed  for an  additional  one-year  term.  As collateral for any draws under the line of credit, the former FCC, which has now merged into UTG,  pledged 100% of the common stock of its  insurance  subsidiary
UG.  Borrowings  under the LOC will bear interest at the rate of 0.25% in excess of Southwest  Bank of St. Louis' prime rate. At  December 31,  2003, the Company had no outstanding borrowings  attributable to this LOC. During 2002 the Company had total  borrowings  of $ 400,000 on this LOC which were all repaid during the year. Draws on this LOC were used to retire the remaining  subordinated debt, as described in note 11 to the consolidated  financial  statements and incorporated herein by this  reference.  Subsequent to year-end 2003, the Company made a draw on this LOC to repay the remaining  balance of debt owed to two former  Officers and Directors of the Company and their respective families.

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
Brookfield, Wisconsin.

In June 2002, the Company entered into a five-year  contract with Fiserv LIS for services  related to their  purchase  of the "ID3"  software  system.  Under the contract,  the  Company  is  required  to pay  $ 12,000  per  month in  software maintenance costs and a monthly fee for offsite data center costs,  based on the number and type of policies being  administered o the ID3 software  system for a five-year period from the date of the signing.

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
results of UTG. At the March 2003 Board of  Directors  meeting,  the APPL and UG
Boards  reaffirmed  the merger of APPL with and into UG and  approved  the final merger documents.

Upon receiving the necessary  regulatory  approvals,  the merger of ABE and APPL with and into UG was consummated  effective July 1, 2003. ABE and APPL were each
100% owned  subsidiaries  of UG prior to the merger.  Management  of the Company believes the completion of the mergers will provide the Company with  additional cost  savings.  These  cost  savings  result  from  streamlining  the  Company's operations and organizational  structure from three life insurance  subsidiaries to one life insurance  subsidiary,  UG. Thus,  the Company will further  improve administrative efficiency.

On November 20, 1998, FSF and affiliates acquired 929,904 shares of common stock of UTG from UTG and certain UTG  shareholders.  As consideration for the shares,
FSF paid UTG  $ 10,999,995  and certain  shareholders  of UTG $ 999,990 in cash.
Included in the stock acquisition  agreement is an earnings covenant whereby UTG warrants UTG and its subsidiaries and affiliates will have future earnings of at least  $ 30,000,000  for a five-year  period  beginning  January 1,  1998.  Such
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
average  tax rate for UTG for the  period,  and then will be further  reduced by one-half of the percentage,  if any,  representing UTG's ownership percentage of the  insurance  company  subsidiaries.  This  result  will  then be  reduced  by
$ 250,000.  The  remaining  amount will be paid by UTG in the form of UTG common stock  valued at $ 15.00 per share with a maximum  number of shares to be issued
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
December 31,  2003, the Company had total earnings of $ 17,011,307 applicable to this covenant. Therefore, UTG did not meet the earnings requirements stipulated, and during 2003, UTG was required to issue 500,000  additional  shares to FSF or its assigns.

UTG is a holding  company that has no day-to-day  operations  of its own.  Funds required to meet its expenses,  generally costs  associated with maintaining the
Company in good  standing with states in which it does  business,  are primarily provided  by its  subsidiaries.  On a parent  only  basis,  UTG's  cash  flow is dependent on management fees received from its subsidiary and earnings  received on cash balances.  On December 31,  2003,  substantially all of the consolidated shareholders  equity  represents  net assets of its  subsidiary.  The  Company's insurance  subsidiary has maintained  adequate statutory capital and surplus and has not used  surplus  relief or  financial  reinsurance,  which have come under scrutiny by many state insurance  departments.  The payment of cash dividends to shareholders is not legally restricted.  However, the state insurance department regulates  insurance  company dividend  payments where the company is domiciled.
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
2003 UG statutory shareholders' equity was $ 13,008,198.  At December 31,  2003,
UG statutory loss from  operations was  $ (1,461,177).  Extraordinary  dividends
(amounts in excess of ordinary dividend  limitations)  require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid ordinary dividends of $ 600,000 to UTG in 2003.

Management   believes  the  overall  sources  of  liquidity  available  will  be sufficient to satisfy its financial obligations.

REGULATORY ENVIRONMENT

The  Company's   current  and  merged   insurance   subsidiaries   are  assessed
contributions  by life and health guaranty  associations in almost all states to indemnify  policyholders of failed companies.  In several states the company may reduce  premium  taxes  paid to  recover a portion  of  assessments  paid to the states' guaranty fund association.  This right of "offset" may come under review by the various states, and the company cannot predict whether and to what extent legislative initiatives may affect this right to offset. In addition, some state guaranty  associations  have adjusted the basis by which they assess the cost of insolvencies to individual companies.  The Company believes that its reserve for future  guaranty  fund  assessments  is  sufficient  to provide for  assessments related to known insolvencies.  This reserve is based upon management's  current expectation of the availability of this right of offset,  known insolvencies and state  guaranty fund  assessment  bases.  However,  changes in the basis whereby assessments are charged to individual  companies and changes in the availability of the right to offset assessments against premium tax payments could materially affect the company's results.

Currently, UG, the insurance subsidiary,  is subject to government regulation in each of the states in which it conducts  business.  Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the insurance  business,  including  the power to: (i) grant and revoke  licenses to transact  business;  (ii)  regulate and  supervise  trade  practices  and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy  forms;  (vi) approve  premium  rates for some lines of  business;  (vii)
establish  reserve  requirements;  (viii)  prescribe  the  form and  content  of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus;  and (x) regulate the type and amount of permitted  investments.  Insurance regulation is concerned primarily with the protection of policyholders. The Company cannot predict the impact of any future proposals, regulations or market conduct investigations.  UG is domiciled in the state of Ohio.

The  insurance  regulatory  framework  continues  to be  scrutinized  by various states,  the  federal  government  and the  National  Association  of  Insurance
Commissioners  (NAIC).  The NAIC is an association whose membership  consists of the insurance  commissioners or their designees of the various states.  The NAIC has no direct  regulatory  authority  over  insurance  companies.  However,  its primary  purpose  is to  provide  a more  consistent  method of  regulation  and reporting  from state to state.  This is  accomplished  through the  issuance of model  regulations,  which  can be  adopted  by  individual  states  unmodified, modified to meet the state's own needs or requirements, or dismissed entirely.

Most  states  also  have  insurance  holding  company  statutes,  which  require registration and periodic reporting by insurance  companies  controlled by other
corporations   licensed   to   transact   business   within   their   respective
jurisdictions.  The  insurance  subsidiary  is subject to such  legislation  and
registered  as  controlled   insurers  in  those  jurisdictions  in  which  such
registration  is  required.  Statutes  vary from  state to state  but  typically require  periodic  disclosure,  concerning  the  corporation  that  controls the registered insurers and all subsidiaries of such corporation. In addition, prior
notice  to,  or  approval  by,  the  state  insurance   commission  of  material
intercorporate   transfers  of  assets,   reinsurance   agreements,   management
agreements (see Note 9 to the consolidated financial statements), and payment of dividends  (see Note 2 to the  consolidated  financial  statements) in excess of specified  amounts  by the  insurance  subsidiary,  within the  holding  company system, are required.

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

At year-end  2003,  UG had five ratios  outside the normal  range.  Three of the suspect ratios were as a result of the settlement of a lawsuit (See Note 8). The fourth ratio was slightly  outside the normal range  relating to net  investment income  while  the fifth  ratio was  outside  the  normal  range due to the 2002 coinsurance agreement with its then 100% owned subsidiary, APPL.

The NAIC's  risk-based  capital  requirements  require  insurance  companies  to calculate  and  report  information  under a  risk-based  capital  formula.  The risk-based  capital (RBC) formula measures the adequacy of statutory capital and surplus in relation to  investment  and insurance  risks such as asset  quality, mortality  and  morbidity,  asset and  liability  matching  and  other  business factors.  The RBC  formula  is used by state  insurance  regulators  as an early warning  tool to  identify,  for the purpose of  initiating  regulatory  action, insurance companies that potentially are inadequately capitalized.  In addition, the formula  defines new minimum  capital  standards  that will  supplement  the current  system of low fixed  minimum  capital  and  surplus  requirements  on a state-by-state  basis.  Regulatory  compliance  is  determined by a ratio of the insurance  company's  regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Insurance companies below specific  trigger points or ratios are classified  within certain  levels, each of which requires specific  corrective action. The levels and ratios are as follows:  Ratio of Total  Adjusted  Capital  to  Authorized  Control  Level  RBC
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

     * Or, 2.5 with negative trend.

At December 31,  2003, the insurance subsidiary has a ratio that is in excess of
3, which is 300% of the  authorized  control level;  accordingly,  the insurance subsidiary meets the RBC requirements.

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
The NAIC  historically  has defined a "small  face amount  policy" as one with a face  amount of  $ 15,000  or less.  Under  current  reviews,  some  states have increased  this  amount to  policies  of  $ 25,000  or less.  These  states  are attempting  to force  insurers  to  refund  "excess  premiums"  to  insureds  or beneficiaries of insureds.  The Company's insurance subsidiary has no race-based
premium   products,   but  do  have   policies   with  face  amounts  under  the
above-scrutinized  limitations.  The  outcome of this issue could be dramatic on the  insurance  industry as a whole as well as the Company  itself.  The Company will continue to monitor developments regarding this matter to determine to what extent, if any, the Company may be exposed.

On  October 26,  2001,  President  Bush signed into law the "USA PATRIOT" Act of
2001 ("the Patriot Act"). This Law, enacted in response to the terrorist attacks of September 11,  2001, strengthens our Nation's ability to combat terrorism and prevent and detect money-laundering activities. Under Section 352 of the Patriot
Act,  financial  institutions  (definition  includes  insurance  companies)  are required  to  develop  an  anti-money  laundering  program.  The  practices  and procedures  implemented  under the  program  should  reflect  the risks of money laundering given the entity's  products,  methods of distribution,  contact with customers and forms of customer payment and deposits.  In addition,  Section 326 of  the  Patriot  Act  creates  minimum  standards  for  financial  institutions regarding the identity of their  customers in connection  with the purchase of a policy or  contract of  insurance.  The Company  has  instituted  an  anti-money laundering program to comply with Section 352, and has communicated this program throughout  the  organization.  The Company  implemented a preliminary  database program in order to facilitate compliance with Section 326. In addition, all new business  applications are regularly  screened  through the Medical  Information
Bureau. The Company regularly updates the information  provided by the Office of
Foreign Asset Control, U.S. Treasury Department in order to remain in compliance with the Patriot Act and will  continue to monitor this issue as changes and new proposals are made.

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

ACCOUNTING AND LEGAL DEVELOPMENTS

The Financial  Accounting  Standards Board (FASB) has issued  Statement No. 149,
Amendment of Statement 133 on  Derivative  Instruments  and Hedging  Activities.
Statement 149 was issued to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other  contracts  (collectively  referred  to as  derivatives)  and for  hedging activities  under FASB  Statement  133.  The  provisions  of  Statement  149 are effective on contracts  entered into or modified after June 30, 2003,  with some exceptions  for Statement 133  Implementation  Issues and hedging  relationships designated after June 30, 2003. The adoption of Statement 149 did not affect the
Company's financial position or results of operations, since the Company has had no acquisitions of this nature during the reporting period.

The Financial  Accounting  Standards Board (FASB) has issued  Statement No. 150,
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

This  statement  was  effective  at the  beginning of the first  interim  period beginning  after  June 15,  2003. The Company  adopted  Statement No. 150 in its
September 30,  2003 financials and as a result,  4,178 shares of common stock no longer met the  requirements  to be classified  as equity.  The adoption of this
Statement resulted in a reclassification  of $ 49,635 from Shareholders'  Equity to Other Liabilities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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
The Company  has no  derivative  financial  instruments  or  interest  rate swap contracts. he

                                December 31, 2003
                             Expected maturity date

                      2004         2005         2006          2007         Thereafter   Total        Fair value

 Long term debt
 Fixed rate         763,259      763,259      763,258           0               0     2,289,776       2,390,810
 Avg. int. rate         7.0%         7.0%         7.0%          0               0           7.0%
 Variable rate            0            0            0           0               0             0               0
 Avg. int. rate           0            0            0           0               0             0

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Listed below are the  financial  statements  included in this Part of the Annual
Report on SEC Form 10-K:

                                                                        Page No.
UNITED TRUST GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

Independent Auditors' Report for the

Notes to Consolidated Financial Statements................................ 41-70

                          Independent Auditors' Report

Board of Directors and Shareholders
UNITED TRUST GROUP, INC.

     We have  audited the  accompanying  consolidated  balance  sheets of UNITED
TRUST GROUP, INC. (an Illinois  corporation) and subsidiaries as of December 31,
2003  and  2002,  and  the  related   consolidated   statements  of  operations,
shareholders'  equity,  and cash flows for each of the three years in the period ended  December 31,  2003. These financial  statements are the responsibility of the Company's  management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion,  the financial statements referred to above present fairly, in all material  respects,  the consolidated  financial position of UNITED TRUST
GROUP,  INC.  and  subsidiaries  as of  December 31,  2003  and  2002,  and  the
consolidated  results of their operations and their  consolidated cash flows for each of the three years in the period ended  December 31,  2003,  in  conformity with accounting principles generally accepted in the United States of America.

     We have also audited Schedule I as of December 31,  2003, and Schedules II,
IV and V as of  December 31,  2003 and 2002,  of UNITED  TRUST  GROUP,  INC. and
subsidiaries  and  Schedules  II,  IV and V for each of the  three  years in the period then ended.  In our  opinion,  these  schedules  present  fairly,  in all material respects, the information required to be set forth therein.

                                                      KERBER, ECK & BRAECKEL LLP

Springfield, Illinois
March 18, 2004

                               UNITED TRUST GROUP, INC.
                             CONSOLIDATED BALANCE SHEETS
                           As of December 31, 2003 and 2002

                                        ASSETS
                                                                                                                 2002
                                                                                               2003           (Restated)
                                                                                          ---------------    --------------
 Investments:
    Fixed maturities held to maturity, at amortized cost
      (market $27,440,277 and $60,517,065)                                              $     26,724,507   $    58,327,663
    Investments held for sale:
      Fixed maturities, at market (cost $139,248,547 and $105,244,887)                       139,390,382       108,704,518
      Equity securities, at market (cost $7,209,443 and $4,122,887)                            9,362,165         4,883,870
    Mortgage loans on real estate at amortized cost                                           26,715,968        23,804,827
    Investment real estate, at cost, net of accumulated depreciation                          24,725,824        20,946,987
    Policy loans                                                                              13,226,399        13,346,504
    Short-term investments                                                                        34,677           377,676
                                                                                          ---------------    --------------
                                                                                             240,179,922       230,392,045

Cash and cash equivalents                                                                      8,749,727        24,042,448
Securities of affiliate                                                                        4,000,000                 0
Accrued investment income                                                                      1,961,552         2,452,840
Reinsurance receivables:
    Future policy benefits                                                                    32,789,725        33,039,036
    Policy claims and other benefits                                                           4,120,299         3,770,285
Cost of insurance acquired                                                                    14,616,667        21,311,995
Deferred policy acquisition costs                                                              2,122,643         2,462,487
Property and equipment, net of accumulated depreciation                                        2,450,109         2,203,408
Income taxes receivable, current                                                                 212,197           245,132
Other assets                                                                                     354,292           574,263
                                                                                          ---------------    --------------
         Total assets                                                                   $    311,557,133   $   320,493,939
                                                                                          ===============    ==============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
    Future policy benefits                                                              $    236,192,132   $   234,762,656
    Policy claims and benefits payable                                                         2,541,735         1,834,952
    Other policyholder funds                                                                   1,038,063         1,176,359
    Dividend and endowment accumulations                                                      12,626,515        12,628,294
Deferred income taxes                                                                          6,763,648        10,394,891
Notes payable                                                                                  2,289,776         2,995,275
Other liabilities                                                                              5,557,215         5,694,121
                                                                                          ---------------    --------------
          Total liabilities                                                                  267,009,084       269,486,548
                                                                                          ---------------    --------------
Minority interests in consolidated subsidiaries                                                4,851,410         3,413,845
                                                                                          ---------------    --------------

Shareholders' equity:
Common stock - no par value, stated value $.02 per share.
    Authorized 7,000,000 shares - 4,004,666  and 3,536,311 shares issued
    and outstanding after deducting treasury shares of 174,136 and 147,607                        80,008            70,726
Additional paid-in capital                                                                    42,672,189        42,976,344
Retained earnings                                                                             (4,621,955)        1,774,535
Accumulated other comprehensive income                                                         1,566,397         2,771,941
                                                                                          ---------------    --------------
          Total shareholders' equity                                                           39,696,639        47,593,546
                                                                                          ---------------    --------------
         Total liabilities and shareholders' equity                                     $     311,557,133   $   320,493,939
                                                                                          ===============    ==============

                             See accompanying notes

               UNITED TRUST GROUP, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS
          Three Years Ended December 31, 2003

                                                                                    2002               2001
                                                                 2003            (Restated)         (Restated)
                                                            ---------------    ----------------   ----------------

Revenues:

    Premiums and policy fees                             $      18,121,018  $       18,693,022 $       20,444,514
    Reinsurance premiums and policy fees                        (3,097,980)         (2,861,445)        (3,303,575)
    Net investment income                                       10,270,500          13,514,802         15,146,259
    Realized investment gains, net                                 485,436              13,634            436,840
    Other income                                                   709,384             817,186            589,017
                                                            ---------------    ----------------   ----------------
                                                                26,488,358          30,177,199         33,313,055

Benefits and other expenses:

    Benefits, claims and settlement expenses:
        Life                                                    22,175,842          20,393,044         19,614,470
        Reinsurance benefits and claims                         (3,194,541)         (3,043,115)        (2,349,102)
        Annuity                                                  1,122,707           1,151,973          1,244,663
        Dividends to policyholders                                 966,668             984,346          1,015,055
    Commissions and amortization of deferred
        policy acquisition costs                                   311,939             785,861          1,262,974
    Amortization of cost of insurance acquired                   6,695,328           1,515,450          1,572,920
    Operating expenses                                           7,566,780           5,876,456          6,485,691
    Interest expense                                               162,179             263,441            326,499
                                                            ---------------    ----------------   ----------------
                                                                 35,806,902          27,927,456         29,173,170
                                                            ---------------    ----------------   ----------------

Income (loss) before income taxes
and minority interest                                           (9,318,544)          2,249,743          4,139,885
Income tax benefit (expense)                                     2,699,493            (479,355)        (1,181,133)
Minority interest in (income) loss
of consolidated subsidiaries                                       222,561            (431,593)          (650,656)
                                                            ---------------    ----------------   ----------------

Net income (loss)                                        $      (6,396,490) $        1,338,795 $        2,308,096
                                                            ===============    ================   ================

Basic income (loss) per share from continuing
   operations and net income (loss)                      $           (1.67) $             0.38 $             0.62
                                                            ===============    ================   ================

Diluted income (loss) per share from continuing
operations and net income (loss)                         $           (1.67) $             0.33 $             0.62
                                                            ===============    ================   ================

Basic weighted average shares outstanding                        3,839,947           3,505,424          3,733,432
                                                            ===============    ================   ================

Diluted weighted average shares outstanding                      3,839,947           4,005,424          3,733,432
                                                            ===============    ================   ================

                             See accompanying notes

             UNITED TRUST GROUP, INC.
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
       Three Years Ended December 31, 2003
                                                                           2002                                  2001
                                      2003                           (Restated)                            (Restated)
                                    ---------                         ---------                        --------------

Common stock
    Balance, beginning of year     $    70,726                       $    70,996                       $       83,501
    Issued during year                  10,331                             1,177                                    0
    Treasury shares acquired              (532)                           (1,447)                                (555)
    Retired during year                   (433)                                0                              (11,950)
    Cumulative change
     in accounting principal               (84)                                0                                    0
                                    ------------                      ------------                        -------------
     Balance, end of year                80,008                      $    70,726                       $       70,996
                                    ===========                       ===========                        =============

Additional paid-in capital
    Balance, beginning of year     $42,976,344                       $42,789,636                       $   47,730,980
    Issued during year                 185,574                           705,514                                    0
    Treasury shares acquired          (181,817)                         (518,806)                            (172,927)
    Retired during year               (258,361)                                0                           (4,768,417)
    Cumulative change in
      accounting principal             (49,551)                                0                                    0
                                    -----------                       -----------                        -------------
    Balance, end of year           $42,672,189                       $42,976,344                       $   42,789,636
                                    ===========                       ===========                        =============

Retained earnings
  (accumulated deficit)
    Balance, beginning of year,
     as previously reported          1,774,535                       $   435,740                       $   (1,435,335)
    Prior period adjustment -
     reinsurance premiums                    0                                 0                             (437,021)
                                    -----------                       -----------                        -------------
    Balance, beginning of year,
     as restated                     1,774,535                           435,740                           (1,872,356)
    Net income (loss),
      as restated
     for 2002 and 2001              (6,396,490)  $   (6,396,490)       1,338,795  $     1,338,795           2,308,096   $2,308,096
                                    -----------                       -----------                        -------------
    Balance, end of year           $(4,621,955)                      $ 1,774,535                       $      435,740
                                    ===========                       ===========                        =============

Accumulated other
 comprehensive income
    Balance, beginning of year     $ 2,771,941                       $   908,744                       $      335,287
    Other comprehensive
      income (loss)
      Unrealized holding
        gain (loss)
       on securities
         net of minority
          interest and
         reclassification
          adjustment                (1,205,544)      (1,205,544)       1,863,197        1,863,197             573,457      573,457
                                    -----------    -------------      -----------   --------------       -------------   -----------
     Comprehensive income (loss)                  $  (7,602,034)                  $     3,201,992                       $2,881,553
                                                   =============                    ==============                       ==========
       Balance, end of year        $ 1,566,397                       $ 2,771,941                       $      908,744
                                    ===========                       ===========                        =============

Total shareholders' equity,
  end of year                      $39,696,639                       $47,593,546                       $   44,205,116
                                   ===========                       ===========                        =============

                             See accompanying notes

                      UNITED TRUST GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three Years Ended December 31, 2003

                                                                                               2002              2001
                                                                             2003           (Restated)        (Restated)
                                                                         --------------    --------------   ---------------
  Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net income (loss)                                                   $    (6,396,490)  $     1,338,795  $      2,308,096
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities net of changes in assets and liabilities resulting from the sales and purchases of subsidiaries:
     Amortization/accretion of fixed maturities                                978,307           513,308           150,579
     Realized investment gains, net                                           (485,436)          (13,634)         (436,840)
     Amortization of deferred policy acquisition costs                         400,844           714,432         1,007,577
     Amortization of cost of insurance acquired                              6,695,328         1,515,450         1,572,920
     Amortization of costs in excess of net assets purchased                         0                 0            90,000
     Depreciation                                                            1,052,964           835,538           494,441
     Minority interest                                                        (222,561)          431,593           650,656
     Charges for mortality and administration
       of universal life and annuity products                               (9,083,778)       (8,660,548)       (9,344,711)
     Interest credited to account balances                                   5,478,488         5,468,318         5,749,098
     Policy acquisition costs deferred                                         (61,000)          (69,000)         (141,000)
     Change in accrued investment income                                       491,288           550,020           479,176
     Change in reinsurance receivables                                        (100,703)        1,010,146         1,175,305
     Change in policy liabilities and accruals                               3,163,696        (2,279,449)       (2,721,245)
     Change in income taxes payable                                         (2,877,425)          413,476         1,090,064
     Change in other assets and liabilities, net                                33,430        (1,301,411)         (596,260)
                                                                         --------------    --------------   ---------------
 Net cash provided by (used in) operating activities                           (933,048)          467,034         1,527,856
                                                                         --------------    --------------   ---------------

Cash flows from investing activities:
   Proceeds from investments sold and matured:
     Fixed maturities held for sale                                         73,314,066        29,748,521        30,309,229
     Fixed maturities matured                                               36,065,715        19,957,888        47,848,810
     Equity securities                                                         167,734                 0         6,312,727
     Mortgage loans                                                          8,494,201         6,472,013        14,738,313
     Real estate                                                             1,096,759         1,179,931         2,135,472
     Policy loans                                                            2,619,463         3,112,687         2,912,296
     Short-term                                                                350,000           203,706         2,229,528
                                                                         --------------    --------------   ---------------
   Total proceeds from investments sold and matured                        122,107,938        60,674,746       106,486,375
   Cost of investments acquired:
     Fixed maturities held for sale                                       (108,410,675)      (37,341,428)      (84,801,095)
     Fixed maturities                                                       (4,283,413)       (3,973,623)       (1,124,925)
     Equity securities                                                      (7,089,857)         (185,075)       (4,608,649)
     Mortgage loans                                                        (11,405,342)       (6,889,945)       (5,325,569)
     Real estate                                                            (3,722,406)       (1,575,713)       (6,420,294)
     Policy loans                                                           (2,499,358)       (2,850,735)       (2,429,852)
     Short-term                                                                 (7,001)                0        (1,124,512)
                                                                         --------------    --------------   ---------------
   Total cost of investments acquired                                     (137,418,052)      (52,816,519)     (105,834,896)
   Purchase of property and equipment                                         (536,600)          (24,439)         (138,388)
   Sale of property and equipment                                                    0                 0           201,064
                                                                         --------------    --------------   ---------------
 Net cash provided by (used in) investing activities                        (15,846,714)        7,833,788           714,155
                                                                         --------------    --------------   ---------------

Cash flows from financing activities:
     Policyholder contract deposits                                          9,505,436        10,291,519        11,361,882
     Policyholder contract withdrawals                                      (7,067,658)       (7,959,754)       (9,342,372)
     Payments of principal on notes payable                                   (705,499)       (3,405,395)       (1,302,495)
     Proceeds from line of credit                                                    0         2,000,000                 0
     Purchase of stock of affiliates                                                 0                 0          (632,131)
     Payments from FCC merger                                                        0        (1,586,500)                0
     Issuance of common stock                                                  195,906           706,691                 0
     Purchase of treasury stock                                               (441,144)         (520,253)       (1,176,653)
                                                                         --------------    --------------   ---------------
Net cash provided by (used in) financing activities                          1,487,041          (473,692)       (1,091,769)
                                                                         --------------    --------------   ---------------

Net increase (decrease) in cash and cash equivalents                       (15,292,721)        7,827,130         1,150,242
Cash and cash equivalents at beginning of year                              24,042,448        16,215,318        15,065,076
                                                                         --------------    --------------   ---------------
Cash and cash equivalents at end of year                               $     8,749,727   $    24,042,448  $     16,215,318
                                                                         ==============    ==============   ===============

                             See accompanying notes

                            UNITED TRUST GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  ORGANIZATION  -  At  December 31,   2003,  the  significant   majority-owned
subsidiaries  of UNITED TRUST  GROUP,  INC.,  were as depicted on the  following organizational chart.

The  Company's  significant  accounting  policies,  consistently  applied in the
preparation  of  the  accompanying   consolidated   financial  statements,   are
summarized as follows.

B.   NATURE OF OPERATIONS - United Trust Group,  Inc.,  is an insurance  holding company,  which  sells  individual  life  insurance  products  through  its subsidiary. The Company's principal market is the Midwestern United States.
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

F.   INVESTMENTS - Investments are shown on the following bases:

     Fixed  maturities held to maturity - at cost,  adjusted for amortization of premium or discount and  other-than-temporary  market value  declines.  The amortized  cost of such  investments  differs  from  their  market  values;
     however,  the Company has the ability and intent to hold these  investments to maturity, at which time the full face value is expected to be realized.

     Investments   held  for  sale  -  at  current   market  value,   unrealized
     appreciation or depreciation is charged directly to shareholders' equity.

     Mortgage  loans  on  real  estate  -  at  unpaid  balances,   adjusted  for
     amortization of premium or discount, less allowance for possible losses.

     Real  estate  -  investment   real  estate  at  cost  less   allowance  for
     depreciation   and,  as  appropriate,   provisions  for  possible   losses.
     Accumulated  depreciation  on investment  real estate was  $ 1,200,454  and
     $ 460,170 as of December 31, 2003 and 2002, respectively.

     Policy loans - at unpaid balances including accumulated interest but not in excess of the cash surrender value.

     Short-term investments - at cost, which approximates current market value.

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

H.   REINSURANCE - In the normal course of business,  the Company seeks to limit its  exposure  to loss on any  single  insured  and to recover a portion of benefits  paid by ceding  reinsurance  to other  insurance  enterprises  or reinsurers  under excess  coverage and coinsurance  contracts.  The Company retains a maximum of $ 125,000 of coverage per individual life.

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

I.   FUTURE POLICY BENEFITS AND EXPENSES - The liabilities for traditional  life insurance and accident and health  insurance  policy  benefits are computed using a net level  method.  These  liabilities  include  assumptions  as to investment yields, mortality,  withdrawals,  and other assumptions based on the life insurance subsidiary's  experience adjusted to reflect anticipated trends and to include provisions for possible unfavorable  deviations.  The
     Company makes these  assumptions  at the time the contract is issued or, in the case of contracts  acquired by purchase,  at the purchase date.  Future policy  benefits for  individual  life  insurance and annuity  policies are computed  using interest rates ranging from 2% to 6% for life insurance and
     3.0%  to  9.25%  for  annuities.  Benefit  reserves  for  traditional  life insurance  policies  include certain  deferred  profits on  limited-payment policies that are being  recognized in income over the policy term.  Policy benefit  claims are  charged  to expense in the period  that the claims are incurred.  Current  mortality rate  assumptions are based on 1975-80 select and ultimate tables. Withdrawal rate assumptions are based upon Linton B or
     Linton C, which are  industry  standard  actuarial  tables for  forecasting assumed policy lapse rates.

     Benefit  reserves for universal life insurance and interest  sensitive life insurance  products are computed under a  retrospective  deposit method and represent  policy account  balances before  applicable  surrender  charges.
     Policy  benefits  and claims  that are charged to expense  include  benefit claims in excess of related policy  account  balances.  Interest  crediting rates for universal life and interest sensitive products range from 4.0% to
     5.5% for the years ended December 31, 2003, 2002 and 2001, respectively.

J.   POLICY AND CONTRACT CLAIMS - Policy and contract claims include  provisions for reported claims in process of settlement, valued in accordance with the terms of the  policies  and  contracts,  as well as  provisions  for claims incurred and unreported based on prior experience of the Company.  Incurred but not reported  claims were  $ 920,656 and  $ 908,006 as of  December 31,
     2003 and 2002, respectively.

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

                                                      2003                2002                 2001
                                              ----------------    -----------------    ----------------
Cost of insurance acquired,
   beginning of year                     $        21,311,995  $       31,237,167   $       32,810,087
   Interest accretion                              4,370,526           4,570,678            4,777,576
   Amortization                                   (6,065,854)         (6,086,128)          (6,350,496)
                                              ----------------    -----------------    ----------------
   Net amortization                               (1,695,328)         (1,515,450)          (1,572,920)
   Impairment loss                                (5,000,000)                  0                    0
   Revaluation adjustment from
      UTG/FCC merger                                       0          (8,409,722)                   0
                                              ----------------    -----------------    ----------------
Cost of insurance acquired,
   end of year                           $        14,616,667  $       21,311,995   $       31,237,167
                                              ================    =================    ================

Cost of  insurance  acquired  was tested for  impairment  as part of the regular reporting  process.  Due to a decline in  projected  future  cash flows from the business and lower current  investment  yields, a revision of the estimated fair value of the cost of insurance acquired was considered necessary.  This revision resulted  in a  $ 5,000,000  impairment  loss.  The  fair  value  of the cost of insurance acquired was estimated using the expected present value of future cash flows.  The  impairment  loss is  included  in the  consolidated  statements  of operations under the caption of amortization of cost of insurance acquired.

Estimated net  amortization  expense of cost of insurance  acquired for the next five years is as follows:

                                    Interest                            Net
                                   Accretion      Amortization     Amortization

           2004                    4,140,000         6,034,000        1,894,000
           2005                    3,875,000         6,084,000        2,209,000
           2006                    3,560,000         6,422,000        2,862,000
           2007                    3,145,000         5,994,000        2,849,000
           2008                  $ 2,730,000       $ 5,256,000      $ 2,526,000

L.   DEFERRED POLICY  ACQUISITION  COSTS - Commissions and other costs (salaries of  certain  employees  involved  in  the  underwriting  and  policy  issue functions  and medical and  inspection  fees) of acquiring  life  insurance products that vary with and are primarily  related to the production of new business have been deferred.  Traditional life insurance  acquisition costs are being amortized over the premium-paying  period of the related policies using  assumptions  consistent with those used in computing  policy benefit reserves.

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

                                                     2003                2002                 2001
                                              ----------------    -----------------    ----------------
Deferred, beginning of year              $         2,462,487  $        3,107,919   $        3,948,496

Acquisition costs deferred:
  Commissions                                         56,000              49,000              108,000
  Other expenses                                       5,000              20,000               59,000
                                              ----------------    -----------------    ----------------
  Total

Interest accretion                                    17,000              55,000               76,000
Amortization charged to income                      (417,844)           (769,432)          (1,083,577)
                                              ----------------    -----------------    ----------------
  Net amortization

  Change for the year

Deferred, end of year                    $         2,122,643  $        2,462,487   $        3,107,919
                                              ================    =================    ================

The following table reflects the components of the income statement for the line item commissions and amortization of deferred policy acquisition costs:

                                                                     2003               2002              2001
                                                                 -------------      -------------     ---------------

              Net amortization of deferred
                 policy acquisition costs                   $         400,844  $        714,432       $   1,007,577
              Commissions                                             (88,905)           71,429             255,397
                                                                 -------------      -------------     ---------------
                  Total                                     $         311,939  $        785,861       $   1,262,974
                                                                 =============      =============     ===============

Estimated net amortization  expense of deferred policy acquisition costs for the next five years is as follows:

                             Interest                              Net
                             Accretion          Amortization       Amortization
                             --------------     ---------------    ------------

              2004          $   16,000         $   690,000         $  674,000
              2005              13,000             585,000            572,000
              2006              11,000             486,000            475,000
              2007              9,000              359,000            350,000
              2008              8,000              296,000            288,000

M.   COST IN  EXCESS OF NET  ASSETS  PURCHASED  - Cost in  excess of net  assets purchased  is the excess of the amount  paid to acquire a company  over the fair value of its net assets. On January 1,  2002, the Company adopted FASB
     Statement No. 142,  Goodwill and  Intangible  Assets,  which  required that goodwill no longer be amortized  to  earnings,  but instead be reviewed for impairment.  Accumulated  amortization  of cost  in  excess  of net  assets purchased was $ 1,780,146 as of December 31,  2003 and 2002,  respectively.
     At December 31, 2003, the Company had no goodwill on its balance sheet. The goodwill balance at year end 2001 was eliminated in the purchase accounting valuations relating to the June 2002 merger of FCC.

N.   PROPERTY  AND  EQUIPMENT  -  Company-occupied   property,  data  processing
     equipment  and  furniture  and  office  equipment  are  stated at cost less accumulated  depreciation  of $ 6,038,220  and  $ 5,748,321 at December 31,
     2003 and 2002,  respectively.  Depreciation  is computed on a straight-line basis for financial  reporting  purposes  using  estimated  useful lives of three to thirty years.  Depreciation expense was $ 149,664,  $ 280,148, and
     $ 316,900  for  the  years  ended   December 31,   2003,  2002,  and  2001,
     respectively.

O.   INCOME  TAXES - Income  taxes are  reported  under  Statement  of Financial
     Accounting  Standards  Number 109.  Deferred  income  taxes are recorded to reflect the tax  consequences on future periods of differences  between the tax bases of assets and liabilities and their financial  reporting  amounts at the end of each such period.

P.   EARNINGS PER SHARE - Earnings per share (EPS) are reported under  Statement of Financial  Accounting  Standards Number 128. The objective of both basic
     EPS and  diluted EPS is to measure  the  performance  of an entity over the reporting  period.  Basic EPS is computed by dividing  income  available to common  stockholders  (the  numerator)  by the  weighted-average  number of common shares outstanding (the denominator) during the period.  Diluted EPS is similar to the  computation of basic EPS except that the  denominator is increased to include the number of additional common shares that would have been  outstanding if the dilutive  potential common shares had been issued.
     In addition,  the  numerator  also is adjusted for any changes in income or loss that would  result  from the  assumed  conversion  of those  potential common shares.

Q.   TREASURY  SHARES - The Company holds  174,136 and 147,607  shares of common stock as treasury  shares with a cost basis of $ 1,376,039  and $ 1,193,690 at December 31, 2003 and 2002, respectively.

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

S.   PARTICIPATING  INSURANCE - Participating business represents 20% and 19% of the  ordinary  life  insurance  in force  at  December 31,  2003 and  2002, respectively.  Premium income from participating  business  represents 23%,
     25%, and 26% of total premiums for the years ended December 31,  2003, 2002 and 2001,  respectively.  The amount of dividends to be paid is  determined annually  by the  respective  insurance  subsidiary's  Board of  Directors.
     Earnings  allocable  to  participating  policyholders  are  based  on legal requirements that vary by state.

T.   RECLASSIFICATIONS  - Certain prior year amounts have been  reclassified  to conform to the 2003 presentation.  Such  reclassifications had no effect on previously reported net income or shareholders' equity.

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

2.  SHAREHOLDER DIVIDEND RESTRICTION

At December 31,  2003,  substantially all of consolidated  shareholders'  equity represents  net assets of UTG's  subsidiaries.  The payment of cash dividends to shareholders  by UTG is not legally  restricted.  However,  the state  insurance department  regulates  insurance  company dividend payments where the company is domiciled. UG's dividend limitations are described below.

Ohio domiciled  insurance  companies require five days prior notification to the insurance  commissioner  for  the  payment  of an  ordinary  dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory  earnings or b)
10% of statutory capital and surplus.  For the year ended December 31,  2003, UG had a statutory loss from operations of $ 1,461,177. At December 31,  2003, UG's statutory capital and surplus amounted to $ 13,008,198.  Extraordinary dividends
(amounts in excess of ordinary dividend  limitations)  require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid ordinary dividends of $ 600,000 to UTG in 2003.

3.  INCOME TAXES

Until 1984,  the  insurance  company was taxed under the  provisions of the Life
Insurance Company Income Tax Act of 1959 as amended by the Tax Equity and Fiscal
Responsibility  Act of 1982. These laws were superseded by the Deficit Reduction
Act of 1984. All of these laws are based  primarily upon statutory  results with certain  special  deductions  and other items  available  only to life insurance companies. Under the provision of the pre-1984 life insurance company income tax regulations, a portion of "gain from operations" of a life insurance company was not subject to current  taxation but was  accumulated,  for tax  purposes,  in a special tax memorandum account  designated as "policyholders'  surplus account".
Federal income taxes will become payable on this account at the then current tax rate when and if distributions  to shareholders,  other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income maintained in the "shareholders surplus account".  At December 31,  2003, the balances of the shareholders' surplus account and the untaxed balance for UG were $ 23,239,772 and $ 4,363,821, respectively.

The payment of taxes on this income is not  anticipated;  and,  accordingly,  no deferred taxes have been established.

The life  insurance  company and the  non-insurance  companies of the group file separate federal income tax returns.

Life insurance  company taxation is based primarily upon statutory  results with certain  special  deductions  and other items  available  only to life insurance companies. Income tax expense consists of the following components:

                                              2003                2002                 2001
                                         ----------------    -----------------    ----------------
Current tax expense                 $       197,732          $   7,893            $   53,539
Deferred tax (benefit) expense           (2,897,225)           471,462              1,127,594
                                         ----------------    -----------------    ----------------
                                    $    (2,699,493)         $ 479,355            $ 1,181,133
                                         ================    =================    ================

The Company's life insurance subsidiary has net operating loss carryforwards for federal income tax purposes expiring as follows:

                              UG
                         -------------
2019                $        965,080
2021                           1,806
2022                           5,078
2023                       2,756,219
                         -------------
TOTAL               $      3,728,183
                         =============

The  Company  has  established  a  deferred  tax  asset of  $ 1,304,864  for its operating loss  carryforwards and has established no allowance in the current or prior years.

The following table shows the  reconciliation of net income to taxable income of
UTG:

                                                        2003               2002               2001
                                                 ---------------    ---------------    ----------------
Net income (loss)                           $        (6,396,490)$       1,338,795  $       2,308,096
Federal income tax provision                            263,992           327,472             12,043
Loss (gain) of subsidiaries                           6,723,981          (700,226)        (2,277,990)
                                                 ---------------    ---------------    ----------------
Taxable income                              $          591,483  $         966,041  $          42,149
                                                 ===============    ===============    ================

UG has a net operating loss carryforward of $ 3,728,183 at December 31, 2003. UG must average taxable income of approximately $ 186,409 over the next 20 years to fully  realize its net  operating  loss  carryforward,  as UG's  operating  loss carryforward  does not expire until the year 2023.  Management  believes  future earnings of both UTG and UG will be sufficient to fully utilize their respective net operating  loss  carryforwards.  Therefore,  management  has  established no allowance  for  potential  uncollectibility  of its  loss  carryforwards  in the current year.

The  expense or  (credit)  for income  differed  from the  amounts  computed  by applying the applicable  United States statutory rate of 35% before income taxes as a result of the following differences:

                                                                 2003               2002               2001
                                                           ---------------    ---------------    ----------------
Tax computed at statutory rate                        $      (3,183,594)  $        728,618   $      1,421,240
Changes in taxes due to:
  Cost in excess of net assets purchased                              0                  0             31,500
  Current year expense previously deducted                      175,000                  0                  0
  Tax reserve adjustment                                        150,831            123,512                  0
  Benefit of prior losses                                             0           (309,710)          (159,456)
  Other                                                         158,270            (63,065)          (112,151)
                                                           ---------------    ---------------    ----------------
Income tax expense (benefit)                          $      (2,699,493)  $        479,355   $      1,181,133
                                                           ===============    ===============    ================

The following table  summarizes the major  components that comprise the deferred tax liability as reflected in the balance sheets:

                                                  2003                  2002
                                            ----------------      ---------------
Investments                           $         2,514,031   $         2,883,414
Cost of insurance acquired                      5,115,833             7,484,447
Deferred policy acquisition costs                 742,925               861,870
Management/consulting fees                       (304,038)             (321,086)
Future policy benefits                         (1,145,126)           (1,014,369)
Gain on sale of subsidiary                      2,312,483             2,312,483
Net operating loss carryforward                (1,304,864)             (364,358)
Other liabilities                                       0              (130,594)
Federal tax DAC                                (1,167,596)           (1,316,916)
                                            ----------------      ---------------
Deferred tax liability                $         6,763,648   $        10,394,891
                                            ================      ===============

4.  ANALYSIS OF INVESTMENTS, INVESTMENT INCOME AND INVESTMENT GAIN

A.   NET INVESTMENT  INCOME - The following table reflects net investment income by type of investment:

                                                                               December 31,
                                                       ----------------------------------------------------------
                                                                2003               2002               2001
                                                          ---------------    ----------------   ----------------
Fixed maturities and fixed maturities
  held for sale                                       $        8,418,969 $       10,302,735  $      10,831,162
Equity securities                                                456,361            131,778            131,263
Mortgage loans                                                 1,522,700          1,749,935          2,715,834
Real estate                                                    2,832,171          3,261,043            567,368
Policy loans                                                     949,770            965,227            970,142
Short-term investments                                            11,161             26,522            110,229
Cash                                                             137,478            211,293            606,128
                                                          ---------------    ----------------   ----------------
Total consolidated investment income                          14,328,610         16,648,533         15,932,126
Investment expenses                                           (4,058,110)        (3,133,731)          (785,867)
                                                         ----------------    ----------------   ----------------
Consolidated net investment income                    $       10,270,500 $       13,514,802  $      15,146,259
                                                          ===============    ================   ================

At  December 31,  2003, the Company had a total of $ 656,716 in investment  real estate, which did not produce income during 2003.

The  following  table  summarizes  the  Company's  fixed  maturity  holdings and investments held for sale by major classifications:

                                                                                   Carrying Value
                                                                      ----------------------------------------
                                                                               2003                 2002
                                                                          ---------------      --------------
 Investments held for sale:
     Fixed maturities
         U.S. Government, government agencies and authorities        $       31,347,586      $    27,646,891
         State, municipalities and political subdivisions                       177,963              212,015
         Collateralized mortgage obligations                                 89,117,375           66,820,749
         All other corporate bonds                                           18,747,458           14,024,863
                                                                          ---------------      --------------
                                                                     $      139,390,382      $   108,704,518
                                                                          ===============      ==============

     Equity securities
         Banks, trust and insurance companies                        $        1,517,159      $     1,209,756
         Industrial and miscellaneous                                         7,845,006            3,674,114
                                                                          ---------------      --------------
                                                                     $        9,362,165      $     4,883,870
                                                                          ===============      ==============

 Fixed maturities held to maturity:
     U.S. Government, government agencies and authorities            $       10,676,106      $     7,480,490
     State, municipalities and political subdivisions                         6,342,369            8,195,248
     Collateralized mortgage obligations                                         77,802               60,820
     Public utilities                                                         5,397,880           15,134,965
     All other corporate bonds                                                4,230,350           27,456,140
                                                                          ---------------      --------------
                                                                     $       26,724,507      $    58,327,663
                                                                          ===============      ==============

 Securities of affiliate                                             $        4,000,000      $             0
                                                                          ===============      ==============

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

The following  table  summarizes  securities  held, at amortized  cost, that are below investment grade by major classification:

      Below Investment
     Grade Investments                  2003              2002
 -----------------------------     --------------    ------------
Public Utilities              $      1,001,673    $    1,274,374
CMO                                     24,984            40,146
Corporate                            1,818,673         1,370,622
                                   -------------     ------------
Total                         $      2,845,330    $    2,685,142
                                   =============     ============

B.   INVESTMENT SECURITIES

The amortized  cost and estimated  market  values of  investments  in securities including investments held for sale are as follows:

                                             Cost or            Gross            Gross              Estimated
                                            Amortized          Unrealized       Unrealized         Market
2003                                          Cost               Gains            Losses             Value
------------------------------------      --------------     -------------    ---------------    --------------
Investments held for sale:
  Fixed maturities
  U.S. Government and govt.
    agencies and authorities        $        30,850,682    $     642,756      $    (145,852)    $    31,347,586
  States, municipalities and
    political subdivisions                      160,271           17,692                  0             177,963
  Collateralized mortgage
    obligations                              90,353,657          429,542         (1,665,824)         89,117,375
  Public utilities                                    0                0                  0                   0
  All other corporate bonds                  17,883,937          886,396            (22,875)         18,747,458
                                          --------------     -------------    ---------------    --------------
                                            139,248,547        1,976,386         (1,834,551)        139,390,382
  Equity securities                           7,209,443        2,152,722                  0           9,362,165
                                          --------------     -------------    ---------------    --------------
  Total                             $       146,457,990    $   4,129,708      $  (1,834,551)    $   148,752,757
                                          ==============     =============    ===============    ==============

Fixed maturities held to maturity:
  U.S. Government and govt.
    agencies and authorities        $        10,676,106    $     229,788      $           0     $    10,905,894
  States, municipalities and
    political subdivisions                    6,342,369          231,132            (12,919)          6,560,582
  Collateralized mortgage
    obligations                                  77,802              875               (444)             78,233
  Public utilities                            5,397,880          100,056                  0           5,497,936
  All other corporate bonds                   4,230,350          188,071            (20,789)          4,397,632
                                          --------------     -------------    ---------------    --------------
  Total                             $        26,724,507    $     749,922      $     (34,152)    $    27,440,277
                                          ==============     =============    ===============    ==============

Securities of affiliate             $         4,000,000     $          0      $           0     $     4,000,000
                                          ==============     =============    ===============    ==============

                                              Cost or            Gross            Gross              Estimated
                                             Amortized          Unrealized       Unrealized           Market
2002                                           Cost               Gains            Losses             Value
------------------------------------      --------------     -------------    ---------------    --------------
Investments held for sale:
  Fixed maturities
  U.S. Government and govt.
    agencies and authorities        $        26,271,281    $    1,375,610    $             0  $     27,646,891
  States, municipalities and
    political subdivisions                      193,619            18,396                  0           212,015
  Collateralized mortgage
    obligations                              65,603,941         1,225,986             (9,178)       66,820,749
  Public utilities                                    0                 0                  0                 0
  All other corporate bonds                  13,176,046           869,187            (20,370)       14,024,863
                                          --------------     -------------    ---------------    --------------
                                            105,244,887         3,489,179            (29,548)      108,704,518
  Equity securities                           4,122,887         1,795,527         (1,034,544)        4,883,870
                                          --------------     -------------    ---------------    --------------
  Total                             $       109,367,774   $     5,284,706    $    (1,064,092) $    113,588,388
                                          ==============     =============    ===============    ==============

Fixed maturities held to maturity:
  U.S. Government and govt.
    agencies and authorities        $         7,480,490   $       403,473    $            (3) $      7,883,960
  States, municipalities and
    political subdivisions                    8,195,248           406,211             (7,753)        8,593,706
  Collateralized mortgage
    obligations                                  60,820             4,296                  0            65,116
  Public utilities                           15,134,965           509,875            (96,029)       15,548,811
  All other corporate bonds                  27,456,140         1,058,270            (88,938)       28,425,472
                                          --------------     -------------    ---------------    --------------
  Total                             $        58,327,663   $     2,382,125    $      (192,723) $     60,517,065
                                          ==============     =============    ===============    ==============

The amortized cost and estimated market value of debt securities at December 31,
2003, by contractual  maturity,  is shown below. Expected maturities will differ from  contractual  maturities  because  borrowers  may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Held for Sale                                      Estimated
                                                Amortized             Market
December 31, 2003                                 Cost                Value
------------------------------------         --------------      --------------
Due in one year or less                 $        7,944,561     $     8,014,172
Due after one year through five years           21,649,875          22,790,642
Due after five years through ten years          19,300,454          19,468,193
Due after ten years                                      0                   0
Collateralized mortgage obligations             90,353,657          89,117,375
                                              --------------      --------------
Total                                   $      139,248,547     $   139,390,382
                                              ==============      ==============

                                                                    Estimated
Fixed Maturities Held to Maturity               Amortized             Market
December 31, 2003                                 Cost                Value
------------------------------------         --------------      --------------
Due in one year or less                 $       14,164,102    $     14,409,129
Due after one year through five years           10,059,846          10,462,358
Due after five years through ten years             963,865           1,030,640
Due after ten years                              1,458,892           1,459,917
Collateralized mortgage obligations                 77,802              78,233
                                              --------------      --------------
Total                                   $       26,724,507    $     27,440,277
                                              ==============      ==============

An analysis of sales, maturities and principal repayments of the Company's fixed maturities portfolio for the years ended December 31,  2003, 2002 and 2001 is as follows:

                                            Cost or            Gross            Gross              Proceeds
                                           Amortized          Realized         Realized              From
Year ended December 31, 2003                  Cost             Gains            Losses               Sale
-------------------------------------    ---------------    -------------    ---------------    ---------------
Scheduled principal repayments,
   Calls and tenders:
     Held for sale                   $      60,702,967     $      2,283      $     (13,872) $      60,691,378
     Held to maturity                       30,923,388                0               (227)        30,923,161
Sales:
      Held for sale                         12,863,340                0           (240,652)        12,622,688
      Held to maturity                       4,825,213          319,980             (2,639)         5,142,554
                                         ---------------    -------------    ---------------    ---------------
  Total                              $     109,314,908     $    322,263      $    (257,390) $     109,379,781
                                         ===============    =============    ===============    ===============

                                            Cost or            Gross            Gross              Proceeds
                                           Amortized          Realized         Realized              From
Year ended December 31, 2002                 Cost              Gains            Losses               Sale
-------------------------------------    ---------------    -------------    ---------------    ---------------
Scheduled principal repayments,
   Calls and tenders:
     Held for sale                   $      29,746,832     $      1,689        $         0  $      29,748,521
     Held to maturity                       20,071,850            7,782             (6,744)        20,072,888
Sales:
      Held for sale                                  0                0                  0                  0
      Held to maturity                               0                0                  0                  0
                                         ---------------    -------------    ---------------    ---------------
  Total                              $      49,818,682     $      9,471        $    (6,744) $      49,821,409
                                         ===============    =============    ===============    ===============

                                            Cost or            Gross            Gross              Proceeds
                                           Amortized          Realized         Realized              From
Year ended December 31, 2001                 Cost              Gains            Losses               Sale
-------------------------------------    ---------------    -------------    ---------------    ---------------
Scheduled principal repayments,
   Calls and tenders:
     Held for sale                   $      23,583,564     $     10,440       $          0  $      23,594,004
     Held to maturity                       47,921,354           34,690           (107,234)        47,848,810
Sales:
      Held for sale                          6,518,181          197,044                  0          6,715,225
      Held to maturity                               0                0                  0                  0
                                         ---------------    -------------    ---------------    ---------------
  Total                              $      78,023,099     $    242,174      $    (107,234) $      78,158,039
                                         ===============    =============    ===============    ===============

Annually,  the Company  completes  an analysis  of sales of  securities  held to maturity  to further  assess the  issuer's  creditworthiness  of fixed  maturity holdings.  Based  on this  analysis,  certain  issues  were  sold  that had been classified as held to maturity.  The Company  considers these  transactions rare and non recurring.

C.   INVESTMENTS  ON  DEPOSIT - At  December 31,  2003,  investments  carried at approximately  $ 6,952,000  were on deposit  with various  state  insurance departments.

5.   DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The financial  statements  include various  estimated fair value  information at
December 31,  2003 and 2002,  as required by Statement  of Financial  Accounting
Standards 107, Disclosure about Fair Value of Financial  Instruments (SFAS 107).
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

                                                   2003                                2002
                                    -------------------------------------------------------------------------
                                                         Estimated                               Estimated
                                      Carrying             Fair              Carrying              Fair
Assets                                 Amount              Value              Amount              Value
                                      --------------     --------------    ---------------    ---------------
Fixed maturities                   $    26,724,507    $    27,440,277    $   58,327,663     $   60,517,065
Fixed maturities held for sale         139,390,382        139,390,382       108,704,518        108,704,518
Equity securities                        9,362,165          9,362,165         4,883,870          4,883,870
Securities of affiliate                  4,000,000          4,000,000                 0                  0
Mortgage loans on real estate           26,715,968         26,853,183        23,804,827         23,895,111
Investment in real estate               24,725,824         24,725,824        20,946,987         20,946,987
Policy loans                            13,226,399         13,226,399        13,346,504         13,346,504
Short-term investments                      34,677             34,677           377,676            377,676

Liabilities
Notes payable                            2,289,776          2,390,810         2,995,275          3,148,352

6.   STATUTORY EQUITY AND INCOME FROM OPERATIONS

The  Company's  insurance  subsidiary  is  domiciled  in Ohio and  prepares  its statutory-based  financial  statements in accordance with  accounting  practices prescribed  or  permitted by the Ohio  insurance  department.  These  principles differ significantly from accounting principles generally accepted in the United
States of America.  "Prescribed"  statutory  accounting  practices include state laws,  regulations,  and general  administrative  rules, as well as a variety of publications  of the National  Association  of Insurance  Commissioners  (NAIC).
"Permitted"  statutory  accounting  practices encompass all accounting practices that are not  prescribed;  such  practices may differ from state to state,  from company  to  company  within a state,  and may  change in the  future.  The NAIC recently completed the process of codifying statutory accounting practices,  the result  of which is to  constitute  the only  source of  "prescribed"  statutory accounting  practices.  The new rules  promulgated by the codifying of statutory accounting  practices  became  effective  January 1,  2001.  Accordingly,  these uniform rules change  prescribed  statutory  accounting  practices and result in changes to the accounting  practices that insurance  enterprises  use to prepare their statutory financial  statements.  Implementation of the codification rules did not have a  material  financial  impact on the  financial  condition  of the
Company's life insurance subsidiary.  UG's total statutory  shareholders' equity was $ 13,008,198 and $ 16,030,200 at December 31,  2003 and 2002,  respectively.
The Company's life insurance  subsidiary  reported a statutory  operating income
(loss) before taxes  (exclusive  of  intercompany  dividends)  of  approximately
$ (1,461,000),   $ 2,700,000   and   $ 2,913,000   for  2003,   2002  and  2001,
respectively.

7.  REINSURANCE

As is customary in the  insurance  industry,  the  insurance  subsidiary  of the
Company  cedes  insurance  to,  and  assumes  insurance  from,  other  insurance companies under reinsurance  agreements.  Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater  diversification  of risk. The ceding insurance company remains primarily  liable with respect to ceded insurance should any reinsurer be unable to meet the obligations  assumed by it. However,  it is the practice of insurers to reduce  their  exposure to loss to the extent  that they have been  reinsured with  other  insurance  companies.  The  Company  sets a limit on the  amount of insurance  retained on the life of any one person.  The Company  will not retain more than $ 125,000,  including  accidental death benefits,  on any one life. At
December 31,  2003, the Company had gross  insurance in force of $ 2.290 billion of which approximately $ 580 million was ceded to reinsurers.

The Company's  reinsured business is ceded to numerous  reinsurers.  The Company believes the assuming  companies are able to honor all contractual  commitments, based on the Company's periodic reviews of their financial statements, insurance industry reports and reports filed with state insurance departments.

Currently,  the Company is utilizing reinsurance  agreements with Business Mens'
Assurance  Company,  (BMA) and  Swiss Re Life and  Health  America  Incorporated
(SWISS  RE).  BMA and  SWISS  RE  currently  hold an "A"  (Excellent),  and "A+"
(Superior) rating, respectively, from A.M. Best, an industry rating company. The reinsurance  agreements  were  effective  December  1,  1993,  and cover all new business of the Company. The agreements are a yearly renewable term (YRT) treaty where the Company cedes amounts  above its retention  limit of $ 100,000  with a minimum cession of $ 25,000.

UG entered a  coinsurance  agreement  with Park  Avenue Life  Insurance  Company
(PALIC) as of September 30,  1996. Under the terms of the agreement, UG ceded to
PALIC  substantially  all of its paid-up life insurance  policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  PALIC and  its  ultimate  parent  The  Guardian  Life  Insurance  Company  of  America
(Guardian),  currently  hold an "A"  (Excellent),  and "A+"  (Superior)  rating, respectively,  from A.M. Best, an industry  rating  company.  The agreement with
PALIC accounts for  approximately  65% of the reinsurance  reserve credit, as of
December 31, 2003.

On  September 30,  1998,  UG  entered  into a  coinsurance  agreement  with  The
Independent Order of Vikings,  an Illinois fraternal  organization  (IOV). Under the terms of the agreement,  UG agreed to assume, on a coinsurance basis, 25% of the reserves and  liabilities  arising  from all  in-force  insurance  contracts issued  by the IOV to its  members.  At  December 31,  2003,  the IOV  insurance in-force was approximately $ 1,688,000,  with reserves being held on that amount of approximately $ 399,000.

On June 1,  2000, UG assumed an already existing  coinsurance  agreement,  dated
January 1,   1992,  between  Lancaster  Life  Reinsurance  Company,  an  Arizona corporation  (LLRC) and Investors Heritage Life Insurance Company, a corporation organized under the laws of the Commonwealth of Kentucky (IHL).  Under the terms of the agreement, LLRC agreed to assume from IHL a 90% quota share of new issues of credit life and  accident  and health  policies  that have been written on or after January 1,  1992 through various  branches of the First Southern  National
Bank. The maximum amount of credit life insurance that can be assumed on any one individual's  life is  $ 15,000.  UG  assumed  all the  rights  and  obligations formerly held by LLRC as the reinsurer in the  agreement.  LLRC  liquidated  its charter  immediately  following  the transfer.  At  December 31,  2003,  IHL has insurance  in-force of  approximately  $ 2,924,000,  with reserves being held on that amount of approximately $ 35,000.

The Company does not have any short-duration  reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2003,
2002 and 2001 was as follows:

                                      Shown in thousands
                    ---------------------------------------------------------
                          2003                2002                 2001
                        Premiums            Premiums             Premiums
                         Earned              Earned               Earned
                    ----------------    ----------------     ----------------
Direct          $            18,087 $            18,597 $            20,333
Assumed                          34                  96                 111
Ceded                        (2,896)             (2,701)             (3,172)
                    ----------------    ----------------    ----------------
Net premiums    $            15,225 $            15,992 $            17,272
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
The NAIC  historically  has defined a "small  face amount  policy" as one with a face  amount of  $ 15,000  or less.  Under  current  reviews,  some  states have increased  this  amount to  policies  of  $ 25,000  or less.  These  states  are attempting  to force  insurers  to  refund  "excess  premiums"  to  insureds  or beneficiaries of insureds.  The Company's insurance subsidiary has no race-based
premium   products,   but  does  have  policies  with  face  amounts  under  the
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
Brookfield, Wisconsin.

In June 2002, the Company entered into a five-year  contract with Fiserv LIS for services  related to their  purchase  of the "ID3"  software  system.  Under the contract,  the  Company  is  required  to pay  $ 12,000  per  month in  software maintenance  costs and  $ 5,000  per month in offsite  data  center  costs for a five-year period from the date of the signing.

On April 25,  2003 the Company  entered  into an  agreement  with Fiserv for the conversion of the two TPA client  companies to the "ID3" system.  The conversion began  in May  2003  and  was  successfully  completed  in  December  2003.  The conversion was performed  utilizing  Company  personnel with onsite training and guidance  provided  by Fiserv.  The  Company  will begin the  conversion  of the remaining insurance business to the "ID3" software system in 2004.

On November 20, 1998, FSF and affiliates acquired 929,904 shares of common stock of UTG from UTG and certain UTG  shareholders.  As consideration for the shares,
FSF paid UTG  $ 10,999,995  and certain  shareholders  of UTG $ 999,990 in cash.
Included in the stock acquisition  agreement is an earnings covenant whereby UTG warrants UTG and its subsidiaries and affiliates will have future earnings of at least  $ 30,000,000  for a five-year  period  beginning  January 1,  1998.  Such
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
average  tax rate for UTG for the  period,  and then will be further  reduced by one-half of the percentage,  if any,  representing UTG's ownership percentage of the  insurance  company  subsidiaries.  This  result  will  then be  reduced  by
$ 250,000.  The  remaining  amount will be paid by UTG in the form of UTG common stock  valued at $ 15.00 per share with a maximum  number of shares to be issued
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
December 31,  2002, the Company had total earnings of $ 17,011,307 applicable to this covenant. Therefore, UTG did not meet the earnings requirements stipulated, and during 2003, was required to issue 500,000  additional  shares to FSF or its assigns.

David A. Morlan,  individually and on behalf of all others similarly situated v.
Universal  Guaranty  Life Ins.,  United Trust  Assurance  Co.,  United  Security
Assurance  Co.,  United Trust Group,  Inc. and First  Commonwealth  Corporation,
(U.S. District Court for the Southern District of Illinois)

On April 26,  1999,  the above lawsuit was filed by David Morlan and Louis Black in the Southern District of Illinois against  Universal  Guaranty Life Insurance
Company (UG) and United Trust Assurance Company (UTAC) (merged into UG in 1992).
After the lawsuit was filed, the plaintiffs, who were former insurance salesmen, amended their  complaint,  dropped Louis Black as a plaintiff,  and added United
Security  Assurance  Company  (USAC)  (merged  into UG in 1999),  UTG and FCC as defendants.  The plaintiffs alleged that they were employees of UG, UTAC or USAC rather than independent  contractors.  The plaintiffs sought class action status and asked to recover various  employee  benefits,  costs and attorneys' fees, as well as monetary  damages based on the  defendants'  alleged failure to withhold certain taxes.

In late June 2003,  mediation was held in an attempt to bring resolution to this lawsuit.  The  negotiations  continued  in  July  and  August,  and  a  proposed settlement was  ultimately  reached.  Although the Company  continued to believe that it had meritorious grounds to defend this lawsuit, the legal process can be lengthy and costly, with no guarantee of success in the final resolution.  Under these  circumstances,  management believed a settlement of the matter was in the best interests of the Company.  Under the terms of the proposed settlement,  the
Company  would pay  approximately  $ 1,950,000  in  attorneys'  fees,  costs and expenses,  and the  Company,  through its  insurance  subsidiary,  will  provide certain life insurance  benefits at a discount to members of the class (or their transferees) choosing to purchase life insurance benefits.

On November 20,  2003, Hon. G. Patrick Murphy, Chief Judge for the United States
District Court for the Southern District of Illinois, entered the order settling this action.  On December 21,  2003 this order became final at the expiration of
the  appellate  window  and  the  Company  paid  approximately   $ 1,950,000  in
attorneys'  fees,  costs and  expenses.  The Company is  currently  awaiting the updated address  information from opposing counsel in order to begin the initial mailings.  At December 31,  2003, the Company  maintained a $ 200,000 accrual to cover expected future costs regarding this matter.

UTG and its subsidiaries,  both current and former, are named as defendants in a number of legal  actions  arising as a part of the  ordinary  course of business relating primarily to claims made under insurance  policies.  Those actions have been considered in establishing the Company's liabilities.  Management is of the opinion that the  settlement of those  actions will not have a material  adverse effect on the Company's financial position or results of operations.

9.   RELATED PARTY TRANSACTIONS

On February 20, 2003, UG purchased  $ 4,000,000  of a trust  preferred  security offering issued by FSBI. The security has a mandatory  redemption after 30 years with a call provision after 5 years. The security pays a quarterly dividend at a fixed rate of 6.515%. The Company received $ 226,104 of dividends in 2003.

On June 18,  2003,  UG entered  into a lease  agreement  with  Bandyco,  LLC, an affiliated  entity,  for a one-sixth  interest in an aircraft.  Bandyco,  LLC is affiliated  with Ward F.  Correll,  who is a director of the Company.  The lease term is for a  period  of five  years at a cost of  $ 523,831.  The  Company  is responsible  for its share of annual  non-operational  costs, in addition to the operational costs as are billable for specific use.

On November 6,  2003, UG purchased real estate at a cost of $ 2,220,256  from an outside  third party through the formation of an LLC in which UG is a two-thirds owner.  The other  one-third  partner  is  Millard  V.  Oakley,  who is a former
Director of UTG. Hampshire Plaza Garage is a 578 space parking garage located in
New Hampshire.

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
Code.

During 2003 and 2002, the Board of Directors of UTG approved offerings under the plan to qualified individuals.  For the years ended December 31,  2003 and 2002, eight individual purchased 58,891 and three individuals  purchased 16,546 shares of UTG common stock,  respectively.  Each participant  under the plan executed a
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
December 31,  2003, UTG had 75,437shares outstanding that were issued under this program with a value of $ 11.63 per share pursuant to the above formula.

On November 20, 1998, FSF and affiliates acquired 929,904 shares of common stock of UTG from UTG and certain UTG  shareholders.  As consideration for the shares,
FSF paid UTG  $ 10,999,995  and certain  shareholders  of UTG $ 999,990 in cash.
Included in the stock acquisition  agreement is an earnings covenant whereby UTG warrants UTG and its subsidiaries and affiliates will have future earnings of at least  $ 30,000,000  for a five-year  period  beginning  January 1,  1998.  Such
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
average  tax rate for UTG for the  period,  and then will be further  reduced by one-half of the percentage,  if any,  representing UTG's ownership percentage of the  insurance  company  subsidiaries.  This  result  will  then be  reduced  by
$ 250,000.  The  remaining  amount will be paid by UTG in the form of UTG common stock  valued at $ 15.00 per share with a maximum  number of shares to be issued
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
December 31,  2003, the Company had total earnings of $ 17,011,307 applicable to this covenant. Therefore, UTG did not meet the earnings requirements stipulated, and during 2003, UTG was required to issue 500,000  additional  shares to FSF or its assigns.

On November 15, 2002,  North Plaza acquired 229 acres of timberland from Millard
V.  Oakley,  a  Director  of UTG at the  time,  for a total  purchase  price  of
$ 54,811.  The land  acquired was adjacent to land already owned by North Plaza.
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
to receive $ 250 in cash per share ($ 2,480,000 in the aggregate).

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
results of UTG. At the March 2003 Board of  Directors  meeting,  the APPL and UG
Boards  reaffirmed  the merger of APPL with and into UG and  approved  the final merger documents.

Upon receiving the necessary  regulatory  approvals,  the merger of ABE and APPL with and into UG was consummated  effective July 1, 2003. ABE and APPL were each
100% owned  subsidiaries  of UG prior to the merger.  Management  of the Company believes the completion of the mergers will provide the Company with  additional cost  savings.  These  cost  savings  result  from  streamlining  the  Company's operations and organizational  structure from three life insurance  subsidiaries to one life insurance  subsidiary,  UG. Thus,  the Company will further  improve administrative efficiency.

On September 27, 2001, UG purchased real estate at a cost of $ 6,333,336 from an outside  third party through the formation of an LLC in which UG is a two-thirds owner. The other one-third  partner is Millard V. Oakley,  who at the time was a
Director of UTG. Mr. Oakley  resigned from the Board effective  March 14,  2003.
Hampshire  Plaza  consists of a 254,000  square foot office  tower,  an attached
72,000  square  foot  retail  plaza,   and  an  attached   parking  garage  with
approximately 350 parking spaces located in New Hampshire.

On November 15, 2001,  UTG was  extended a  $ 3,300,000  line of credit from the
First National Bank of the  Cumberlands  located in Livingston,  Tennessee.  The
First National Bank of the Cumberlands is owned by Millard V. Oakley, who at the time was a Director of UTG.  The original  line of credit  expired one year from the date of issue and has been renewed  annually for additional  one-year terms.
The line of credit is available  for general  business  uses.  The interest rate provided  for in the  agreement  is variable and indexed to be the lowest of the
U.S.  prime rates as published in the money section of the Wall Street  Journal, with any interest rate adjustments to be made monthly.  During 2002, the Company borrowed a total of $ 1,600,000  under this line of credit and incurred interest expense of $ 17,419. All funds drawn were repaid prior to December 31,  2002. No borrowings were incurred during 2003.

On April 12, 2001,  UTG  completed  the purchase of 22,500  shares of UTG common stock and 544 shares of FCC  common  stock  from  James E.  Melville  and family pursuant to the Melville Purchase Agreement in exchange for five year promissory notes of UTG in the aggregate principal amount of $ 288,800.  On April 12, 2001,
UTG also completed the purchase from another family member of Mr. Melville of an additional 100 shares of UTG for a total cash payment of $ 800. The purchase for cash by UTG of an additional 39 shares of FCC common stock owned by Mr. Melville at a purchase price of $ 200.00 per share was  consummated on June 27, 2001. Mr.
Melville was a former Director of UTG, FCC and the three insurance  subsidiaries of UTG; he resigned from those boards on February 13, 2001.

On April 12, 2001,  UTG also  completed  the  purchase of 559,440  shares of UTG common  stock from Larry E. Ryherd and family  pursuant  to the Ryherd  Purchase
Agreement for cash payments  totaling  $ 948,026 and a five year promissory note of UTG in the  principal  amount  of  $ 3,527,494.  The  purchase  by UTG of the remaining  3,775 shares of UTG common  stock to be purchased  for cash at $ 8.00 per share pursuant to the Ryherd Purchase Agreement along with an additional 570 shares from certain  parties to the Ryherd  Purchase  Agreement was completed on
June 20, 2001.  The  promissory  notes of UTG received by certain of the sellers pursuant to the Melville  Purchase  Agreement and the Ryherd Purchase  Agreement
bear  interest  at a rate of 7% per annum  (paid  quarterly)  with  payments  of principal to be made in five equal annual  installments,  the first such payment of principal to be due on the first anniversary of the closing.

On April 12, 2001, UTG also purchased in a separate transaction 10,891 shares of
UTG common  stock from  Robert E. Cook,  at a price of $ 8.00 per share.  At the closing,  Mr. Cook received  $ 17,426 in cash and a five year promissory note of
UTG  (substantially  similar to the  promissory  notes  issued  pursuant  to the
Melville and Ryherd Purchase Agreements described above) in the principal amount of $ 69,702. Mr. Cook was a Director of UTG and FCC who resigned his position on
January 8, 2001.  Mr. Cook  proposed the stock  purchase to Jesse T. Correll who agreed to  purchase  Mr.  Cook's  stock on  substantially  the same terms as the purchases of the stock held by Messrs. Melville and Ryherd as described above.

During  2001,  FCC paid a majority  of the  general  operating  expenses  of the affiliated group. FCC then received management,  service fees and reimbursements from the various  affiliates.  Beginning in January 2002, and in anticipation of the merger of FCC, UTG began paying a majority of the general operating expenses of the affiliated group. Following the FCC merger in June 2002, UTG also assumed the rights and  obligations of the management and service fees  agreements  with the various affiliates originally held by FCC.

UTG paid FCC $ 0 and $ 550,000 in 2002 and 2001,  respectively for reimbursement of costs attributed to UTG. During 2002 through the date of the FCC merger,  FCC paid  $ 3,200,000  to UTG  for  reimbursement  of  costs  attributed  to FCC and
affiliates   under  which  FCC  had   management   and  cost  sharing   services
arrangements.

On  January 1,  1993,  FCC  entered an  agreement  with UG pursuant to which FCC provided management services necessary for UG to carry on its business.  UG paid
$ 2,974,088  and  $ 6,156,903  to FCC in 2002 and  2001,  respectively.  UG paid
$ 5,906,406  and $ 3,025,194 to UTG in 2003 and 2002,  respectively,  under this arrangement.

ABE paid fees to FCC pursuant to a cost sharing and  management  fee  agreement.
FCC provided management services for ABE to carry on its business. The agreement required ABE to pay a percentage of the actual expenses incurred by FCC based on certain activity indicators of ABE business to the business of all the insurance company  subsidiaries  plus a management fee based on a percentage of the actual expenses  allocated to ABE. ABE paid fees of $ 188,494  and $332,673 in 2002 and
2001,  respectively  under  this  agreement.  ABE  paid  fees of  $ 165,269  and
$ 170,729 in 2003 and 2002, respectively, to UTG under this agreement.

APPL had a  management  fee  agreement  with FCC  whereby FCC  provided  certain administrative  duties,  primarily data processing and investment  advice.  APPL paid fees of $ 222,000 and $ 444,000  during 2002 and 2001,  respectively  under this agreement. APPL paid fees of $ 222,000 and $ 222,000 to UTG during 2003 and
2002, respectively, under this agreement.

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
UG paid $ 63,214, $ 70,140 and $ 79,730 in servicing fees and $ 13,821, $ 35,127
and  $ 22,626  in  origination   fees  to  FSNB  during  2003,  2002  and  2001,
respectively.

The Company reimbursed expenses incurred by Mr. Jesse T. Correll and Mr. Randall
L.  Attkisson  relating  to travel  and  other  costs  incurred  on behalf of or relating to the Company.  The Company paid  $ 20,238,  $ 74,621 and $ 145,407 in
2003,  2002  and  2001,   respectively  to  First  Southern  Bancorp,   Inc.  in
reimbursement  of such costs. In addition,  beginning in 2001, the Company began reimbursing  FSBI a portion of salaries for Mr. Correll and Mr.  Attkisson.  The reimbursement was approved by the UTG Board of Directors and totaled  $ 151,440,
$ 169,651 and $ 128,411 in 2003,  2002 and 2001,  respectively,  which  included
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
Code.

During 2003 and 2002, the Board of Directors of UTG approved offerings under the plan to qualified individuals.  For the years ended December 31,  2003 and 2002, eight individual purchased 58,891 and three individuals  purchased 16,546 shares of UTG common stock,  respectively.  Each participant  under the plan executed a
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
December 31, 2003, UTG had 75,437 shares outstanding that were issued under this program with a value of $ 11.63 per share pursuant to the above formula.

B.   STOCK REPURCHASE PROGRAM

On June 5, 2001,  the Board of Directors of UTG authorized the repurchase in the open  market or in  privately  negotiated  transactions  of up to $ 1 million of
UTG's common stock.  Repurchased  shares are  available for future  issuance for general corporate  purposes.  Through February 20, 2004, UTG has spent $ 846,901 in the acquisition of 121,255 shares under this program.

C.   STOCK REPURCHASES

In April 2001,  UTG  completed the purchase of 22,500 shares of UTG common stock and 544  shares of First  Commonwealth  Corporation  common  stock from James E.
Melville and family pursuant to the Melville Purchase  Agreement in exchange for five  year  promissory  notes  of UTG  in  the  aggregate  principal  amount  of
$ 288,800.  During 2002, UTG made principal reductions totaling $ 115,520 on the
Melville notes.

In April 2001,  UTG completed the purchase of 559,440 shares of UTG common stock from Larry E. Ryherd and family  pursuant to the Ryherd  Purchase  Agreement  in exchange for cash and a five-year promissory note of UTG in the principal amount of $ 3,527,494. During 2003 and 2002, UTG made principal reductions of $ 705,499 and $ 705,499, respectively, on the Ryherd note.

In April 2001, UTG also purchased in a separate transaction 10,891 shares of UTG common  stock from Robert E. Cook, a former  director,  for cash and a five-year promissory  note of UTG in the principal  amount of $ 69,702.  During 2002,  UTG repaid this note in full.

D.   SHARES ACQUIRED BY FSF AND AFFILIATES WITH OPTIONS GRANTED

On November 20, 1998, FSF and affiliates acquired 929,904 shares of common stock of UTG from UTG and certain UTG  shareholders.  As consideration for the shares,
FSF paid UTG  $ 10,999,995  and certain  shareholders  of UTG $ 999,990 in cash.
Included in the stock acquisition  agreement is an earnings covenant whereby UTG warrants UTG and its subsidiaries and affiliates will have future earnings of at least  $ 30,000,000  for a five-year  period  beginning  January 1,  1998.  Such
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
average  tax rate for UTG for the  period,  and then will be further  reduced by one-half of the percentage,  if any,  representing UTG's ownership percentage of the insurance company subsidiary. This result will then be reduced by $ 250,000.
The remaining  amount will be paid by UTG in the form of UTG common stock valued at $ 15.00  per share with a maximum  number of shares to be issued of  500,000.
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
December 31,  2002, the Company had total earnings of $ 17,011,307 applicable to this covenant. Therefore, UTG did not meet the earnings requirements stipulated, and during 2003, UTG was required to issue 500,000  additional  shares to FSF or its assigns.

At the time of the  stock  acquisition  above,  UTG also  granted,  for  nominal consideration,  an  irrevocable,  exclusive  option  to  FSF to  purchase  up to
1,450,000  shares of UTG  common  stock for a  purchase  price in cash  equal to
$ 15.00 per share, with such option to expire on July 1,  2001. UTG had a market price per share of $ 9.50 at the date of grant of the option.  The option shares under  this  option are to be reduced by two shares for each share of UTG common stock that FSF or its affiliates  purchase from UTG  shareholders  in private or public transactions after the execution of the option agreement.  The option was additionally  limited to a maximum when combined with shares owned by FSF of 51%
of the issued and  outstanding  shares of UTG after giving  effect to any shares subject to the option. The option expired unexercised on July 1, 2001.

As of  December 31,  2003,  no options were  exercised and all options have been forfeited.

                                         2003                            2002                             2001
                                                 EXERCISE                         EXERCISE                         EXERCISE
                                  SHARES           PRICE           SHARES          PRICE           SHARES           PRICE
                               -------------  ---------------  -------------  ----------------  -------------  ---------------
Outstanding at beginning of
  Period                                  0   $         15.00             0   $         15.00         19,108   $         15.00
Granted                                   0              0.00             0              0.00              0              0.00
Exercised                                 0              0.00             0              0.00              0              0.00
Forfeited                                 0             15.00             0             15.00         19,108             15.00
                               -------------  ---------------  -------------  ----------------  -------------  ---------------
Outstanding at end of period              0   $         15.00             0   $         15.00              0   $         15.00
                               =============  ===============  =============  ================  =============  ===============

E.   EARNINGS PER SHARE CALCULATIONS

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations as presented on the income statement.

                                                                       For the year ended December 31, 2003

                                                             Income                 Shares                  Per-Share
                                                             (Numerator)            (Denominator)           Amount
                                                             ---------------        ------------------      -----------------

Basic EPS
Income available to common shareholders              $          (6,396,490)                3,839,947   $             (1.67)
                                                                                                            =================

Effect of Dilutive Securities
Options                                                                  0                         0
                                                             ---------------        ------------------

Diluted EPS
Income available to common shareholders and          $
assumed conversions                                             (6,396,490)                3,839,947   $             (1.67)
                                                             ===============        ==================      =================

                                                                       For the year ended December 31, 2002

                                                             Income                 Shares                  Per-Share
                                                             (Numerator)            (Denominator)           Amount
                                                             ---------------        ------------------      -----------------

Basic EPS
Income available to common shareholders              $           1,338,795                 3,505,424   $              0.38
                                                                                                            =================

Effect of Dilutive Securities
Earnings covenant                                                        0                   500,000
Options                                                                  0                         0
                                                             ---------------        ------------------

Diluted EPS
Income available to common shareholders and          $
assumed conversions                                              1,338,795                 4,005,424   $              0.33
                                                             ===============        ==================      =================

                                                                       For the year ended December 31, 2001

                                                             Income                 Shares                  Per-Share
                                                             (Numerator)            (Denominator)           Amount
                                                             ---------------        ------------------      -----------------
Basic EPS
Income available to common shareholders              $           2,308,096                 3,733,432   $              0.62
                                                                                                            =================

Effect of Dilutive Securities
Convertible notes                                                        0                         0
Options                                                                  0                         0
                                                             ---------------        ------------------

Diluted EPS
Income available to common shareholders and          $
assumed conversions                                              2,308,096                 3,733,432   $              0.62
                                                             ===============        ==================      =================

In  accordance  with  Statement of Financial  Accounting  Standards No. 128, the
computation  of diluted  earnings  per share is the same as basic  earnings  per share for the year ending  December 31,  2003, since the Company had a loss from continuing  operation  for  the  year  presented,  and any  assumed  conversion, exercise, or contingent issuance of securities would have an antidilutive effect on earnings per share. At  December 31,  2002, UTG had an obligation to issue to
FSF or its assigns 500,000 shares of UTG common stock, as the result of a failed earnings covenant (See note 10D to the consolidated financial statements above).
As such,  the  computation  of diluted  earnings  per share  differs  from basic earnings  per  share for the year  ending  December 31,  2002.  UTG had no stock options  outstanding  for  the  year  ended  December 31,  2001.  As  such,  the computation  of diluted  earnings  per share is the same as basic  earnings  per share at December 31, 2001.

UTG had granted  stock  options to FSF of  1,450,000  shares of UTG common stock which were  outstanding as of year end 1998. The option shares under this option were to be reduced by two shares for each share of UTG common  stock that FSF or its affiliates purchases from UTG shareholders in private or public transactions after the execution of the option agreement. The option was additionally limited to a maximum  when  combined  with shares  owned by FSF of 51% of the issued and outstanding  shares of UTG after  giving  effect to any  shares  subject  to the option.  Due to the passage of time and the 51% limitation,  all remaining stock options of 19,108 at $ 15.00 per share expired on July 1,  2001. No options were exercised  during 2001.  These options were not included in the  computation  of diluted EPS  because the  exercised  price was greater  than the average  market price of the common shares for each respective year.

11.  NOTES PAYABLE

At  December 31,  2003 and 2002, the Company had  $ 2,289,776 and $ 2,995,275 in
long-term debt outstanding, respectively. The debt is comprised of the following components:

                                           2003            2002
                                           -------------   -------------
Subordinated 20 yr. Notes               $  0            $  0
Other notes payable                        2,289,776       2,995,275
                                           -------------   -------------
                                        $  2,289,776    $  2,995,275
                                           =============   =============

A.  Subordinated debt

The subordinated debt was incurred June 16, 1992 as a part of the acquisition of the now  dissolved  CIC.  These notes bore  interest at the variable  rate of 1%
under  prime per annum  (paid  quarterly).  In May 2002 a  principal  payment of
$ 113,112  was made on the  subordinated  debt.  On July 9, 2002,  the remaining outstanding balance of $ 401,562 on these notes was paid.

B.   Other notes payable

The other notes payable were incurred in April 2001 to facilitate the repurchase of common stock owned  primarily by James E.  Melville and Larry E. Ryherd,  two former Officers and Directors of UTG, and members of their respective  families.
These notes bear  interest  at the fixed rate of 7% per annum  (paid  quarterly)
with  payments of  principal  to be made in five equal  installments,  the first principal  payment in the amount of  $ 777,199,  was made on March 31, 2002.  In
December 2002 an advance principal payment of $ 113,522 was made on these notes.
An additional principal payment of $ 705,499 was made during 2003. Subsequent to the current reporting period, in January 2004, UTG paid the remaining  principal balance on these notes.

The collective  scheduled principal  reductions on these notes for the next five years were as follows:

                         Year                     Amount

                         2004                      763,259
                         2005                      763,259
                         2006                      763,258
                         2007                            0
                         2008                            0

C.   Lines of Credit

On November 15, 2001,  UTG was extended a $ 3,300,000  line of credit (LOC) from the  First  National  Bank of the  Cumberlands  (FNBC)  located  in  Livingston,
Tennessee.  The FNBC is  owned  by,  Millard  V.  Oakley,  who at the time was a
Director of UTG.  The LOC was for a one-year  term from the date of issue.  Upon maturity  the Company  renewed the LOC for an  additional  one-year  terms.  The interest  rate on the LOC is  variable  and indexed to be the lowest of the U.S.
prime rates as published  in the Wall Street  Journal,  with any  interest  rate adjustments to be made monthly.  During 2002 the Company had total borrowings of
$ 1,600,000  on this LOC,  which were all repaid  during the year.  The draws on this LOC were used to facilitate the payments due to the former  shareholders of
FCC as a result  of the  June 12,  2002,  merger  of FCC with and into  UTG,  as further  described  in  note 15 to the  consolidated  financial  statements.  No borrowings were incurred during 2003.

On April 1, 2002,  UTG was extended a  $ 5,000,000  line of credit (LOC) from an unaffiliated third party,  Southwest Bank of St. Louis. The LOC expired one-year from the date of issue and was  renewed  for an  additional  one-year  term.  As collateral for any draws under the line of credit, the former FCC, which has now merged into UTG,  pledged 100% of the common stock of its insurance  subsidiary,
UG.  Borrowings  under the LOC will bear interest at the rate of 0.25% in excess of Southwest  Bank of St. Louis' prime rate. At  December 31,  2003, the Company had no outstanding borrowings  attributable to this LOC. During 2002 the Company had total  borrowings  of $ 400,000 on this LOC which were all repaid during the year. Draws on this LOC were used to retire the remaining  subordinated debt, as described in note 11A above.  Subsequent  to the current  reporting  period,  in
January 2004, UTG drew on this LOC to repay the outstanding  principal  balances on the other notes payable.

12.  OTHER CASH FLOW DISCLOSURES

On a cash basis, the Company paid $ 162,179, $ 263,441 and $ 333,365 in interest expense  for the years  2003,  2002 and 2001,  respectively.  The  Company  paid
$ 175,000,  $ 60,290 and $ 92,006 in federal income tax for 2003, 2002 and 2001, respectively.

As of  December 31,  2003, the Company has $ 450,250 that has not been disbursed to former minority  shareholders of FCC in connection with FCC's merger with and into UTG.  The  total  consideration  to be paid by the  Company  to the  former minority  shareholders as a result of the merger is $ 2,480,000  (see note 15 to the consolidated financial statements).

At December 31,  2002, the Company sold $ 115,000 in fixed maturity  investments for  which  the  cash  had not yet  been  received.  The  receivable  for  these securities  is  included  in the line item  "Other  assets" on the  consolidated balance sheet.

In April 2001,  the Company  issued  $ 3,885,996 in new debt in exchange for the acquisition  of UTG and FCC common stock from two former  officers and directors of the Company and their respective families.

13.  CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial  institutions that at times may exceed federally  insured limits.  The Company  maintains its primary  operating cash accounts  with First  Southern  National  Bank, an affiliate of the largest shareholder  of UTG, Mr. Jesse T. Correll,  the  Company's CEO and Chairman.  In
aggregate at  December 31,  2003 these accounts have no balances for which there are no pledges or guarantees  outside FDIC insurance limits. The Company has not experienced  any losses in such  accounts  and believes it is not exposed to any significant credit risk on cash and cash equivalents.

14.  NEW ACCOUNTING STANDARDS

The Financial  Accounting  Standards Board (FASB) has issued  Statement No. 149,
Amendment of Statement 133 on Derivative  Instruments and Hedging Activities and
Statement  No.  150,   Accounting  for  Certain   Financial   Instruments   with
Characteristics of both Liabilities and Equity.

The Financial  Accounting  Standards Board (FASB) has issued  Statement No. 149,
Amendment of Statement 133 on  Derivative  Instruments  and Hedging  Activities.
Statement 149 was issued to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other  contracts  (collectively  referred  to as  derivatives)  and for  hedging activities  under FASB  Statement  133.  The  provisions  of  Statement  149 are effective on contracts  entered into or modified after June 30, 2003,  with some exceptions  for Statement 133  Implementation  Issues and hedging  relationships designated after June 30, 2003. The adoption of Statement 149 did not affect the
Company's financial position or results of operations, since the Company has had no acquisitions of this nature during the reporting period.

The Financial  Accounting  Standards Board (FASB) has issued  Statement No. 150,
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

This  statement  was  effective  at the  beginning of the first  interim  period beginning  after  June 15,  2003. The Company  adopted  Statement No. 150 in its
September 30,  2003 financials and as a result,  4,178 shares of common stock no longer met the  requirements  to be classified  as equity.  The adoption of this
Statement resulted in a reclassification  of $ 49,635 from Shareholders'  Equity to Other Liabilities.

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
to receive  $ 250 in cash per share.  This allowed UTG to acquire the  remaining common  shares  (approximately  18%) of FCC  that  UTG did not own  prior to the effective time of the merger.

The purchase price of the merger was comprised of the following components:

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

                                                                 December 31,              December 31, 2001
                                                                 2002
                                                                 --------------------      --------------------
         Total revenues                                             $  30,064,644           $       33,329,372
         Total benefits and other expenses                          $  27,927,456           $       28,912,280
         Operating income                                           $   2,137,188           $        4,417,092
         Net Income                                                 $   1,394,218           $        3,274,486
         Basic earnings per share                                   $        0.40           $             0.86
         Diluted earnings per share                                 $        0.35           $             0.86

16.        COMPREHENSIVE INCOME

                                                                                    Tax
                                                                Before-Tax          (Expense)            Net of Tax
              2003                                              Amount              or Benefit           Amount
              ----------------------------------------------    ----------------    -----------------    ---------------

              Unrealized holding losses during
                  period                                    $     (1,941,662)   $         679,582    $     (1,262,080)
              Less: reclassification adjustment
                  for losses realized in net income                   86,979              (30,443)             56,536
                                                                ----------------    -----------------    ---------------

              Net unrealized losses                               (1,854,683)             649,139          (1,205,544)
                                                                ----------------    -----------------    ---------------

              Other comprehensive deficit                   $     (1,854,683)   $         649,139     $    (1,205,544)
                                                                ================    =================    ===============

                                                                                    Tax
                                                                Before-Tax          (Expense)            Net of Tax
              2002                                              Amount              or Benefit           Amount
              ----------------------------------------------    ----------------    -----------------    ---------------

              Unrealized holding gains during
                  period                                    $      2,868,146     $                    $     1,864,295
                                                                                       (1,003,851)
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
                                                                ================    =================    ===============

                                                                                    Tax
                                                                Before-Tax          (Expense)            Net of Tax
              2001                                              Amount              or Benefit           Amount
              ----------------------------------------------    ----------------    -----------------    ---------------

              Unrealized holding gains during
                  period                                    $      1,222,583     $                    $       794,679
                                                                                           (427,904)
              Less: reclassification adjustment
                  for gains realized in net income                                                           (221,222)
                                                                    (340,341)               119,119
                                                                ----------------    -----------------    ---------------

              Net unrealized gains                                   882,242               (308,785)          573,457
                                                                ----------------    -----------------    ---------------

              Other comprehensive income                    $        882,242       $                    $     573,457
                                                                                           (308,785)
                                                                ================    =================    ===============

In 2003,  2002 and 2001,  the Company  established  a deferred tax  liability of
$ 803,095,  $ 1,170,197 and $ 385,432,  respectively,  for the unrealized  gains based on the applicable United States statutory rate of 35%.

17.  PRIOR PERIOD ADJUSTMENT - REINSURANCE PREMIUMS

During 2003, the Company  determined the amount of reinsurance  premiums paid to reinsurers  was  insufficient  in the current  year as well as prior  years.  In total,  due premiums of $ 903,325 were owed the Company's  reinsurers,  of which
$ 729,321  related to years prior to 2003.  Accordingly,  financial results from
2002 and 2001 have been  restated to reflect the  correction  of the error.  The following table summarizes the impact of this correction:

                                             Effect                    Effect                     Effect
                                             on Net                    on Basic                   on Diluted
                                             Income                    EPS                        EPS
                                             --------------------      ---------------------      --------------------

                  2002                   $            (160,823)   $             (0.05)       $            (0.04)
                  2001                                (131,477)                 (0.04)                    (0.04)

18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                            2003

                                               1st                  2nd                   3rd                   4th
                                         ---------------       ---------------       ---------------      ---------------

Premiums and policy fees, net       $        3,883,003   $          4,093,239  $         3,686,584   $        3,360,212
Net investment income                        2,888,444              3,231,542            2,462,813            1,687,701
Total revenues                               7,185,509              7,811,693            6,498,785            4,992,371
Policy benefits including
  dividends                                  5,520,920              4,931,443            5,516,224            5,102,089
Commissions and
 amortization of DAC and COI                   544,139                441,914              513,488            5,507,726
Operating expenses                           1,169,139              3,500,807            1,451,973            1,444,861
Operating income (loss)                        (90,406)            (1,102,433)          (1,023,300)          (7,102,405)
Net income (loss)                             (494,124)              (669,492)            (464,142)          (4,768,732)
Basic earnings (loss) per share                  (0.14)                 (0.17)               (0.12)               (1.24)
Diluted earnings (loss) per
  share                                          (0.12)                 (0.17)               (0.12)               (1.24)
                                                                            2002

                                                1st                  2nd                   3rd                   4th
                                         ---------------       ---------------       ---------------      ---------------

Premiums and policy fees, net       $        4,276,861   $          4,388,284  $         3,725,823   $        3,440,609
Net investment income                        3,396,613              3,383,548            3,294,038            3,440,603
Total revenues                               7,882,176              7,994,915            7,211,394            7,088,714
Policy benefits including
  dividends                                  4,835,106              4,609,999            5,110,590            4,930,553
Commissions and
  amortization of DAC and COI                  688,618                578,688              501,283              532,722
Operating expenses                           1,530,433              1,649,134            1,441,502            1,255,387
Operating income                               755,809              1,095,700               86,789              311,445
Net income (loss)                              477,034                722,679              327,499             (188,417)
Basic earnings (loss) per share                   0.14                   0.21                 0.08                (0.05)

Diluted earnings (loss) per
  share                                           0.12                   0.18                 0.08                (0.05)

                                                                            2001

                                                1st                  2nd                   3rd                   4th
                                         ---------------       ---------------       ---------------      ---------------

Premiums and policy fees, net       $        4,554,451   $          4,768,808  $         4,137,361   $        3,680,319
Net investment income                        4,014,425              3,931,677            3,557,702            3,642,455
Total revenues                               8,428,235              9,005,351            7,963,274            7,916,195
Policy benefits including
  dividends                                  4,937,725              5,193,310            4,586,257            4,807,794
Commissions and
  amortization of DAC and COI                  929,415                621,810              511,470              773,199
Operating expenses                           1,514,115              1,768,758            1,573,817            1,629,001
Operating income                             1,008,366              1,323,667            1,183,712              624,140
Net income                                     343,858                975,292              645,873              343,073
Basic earnings per share                          0.08                   0.27                 0.18                 0.09

Diluted earnings per
  share                                           0.08                   0.27                 0.18                 0.09

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A.  CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF UTG

THE BOARD OF DIRECTORS

In accordance with the laws of Illinois and the Certificate of Incorporation and
Bylaws of UTG, as amended,  UTG is managed by its executive  officers  under the direction  of the Board of  Directors.  The  Board  elects  executive  officers, evaluates their  performance,  works with  management in  establishing  business objectives  and  considers  other  fundamental  corporate  matters,  such as the issuance of stock or other  securities,  the  purchase or sale of a business and other  significant  corporate  business  transactions.  In the fiscal year ended
December 31, 2003, the Board met 4 times. All directors attended at least 75% of all meetings of the board, except Mr. Ward Correll.

The Board of  Directors  has an Audit  Committee  consisting  of Messrs.  Albin,
Perry, and Brinck.  The Audit Committee  performs such duties as outlined in the
Company's  Audit  Committee  Charter.  The Audit  Committee  reviews and acts or reports to the Board with respect to various  auditing and  accounting  matters, the scope of the audit procedures and the results thereof,  internal  accounting and control  systems of UTG,  the nature of services  performed  for UTG and the fees  to  be  paid  to  the  independent  auditors,  the  performance  of  UTG's independent and internal auditors and the accounting practices of UTG. The Audit
Committee  also  recommends  to the full Board of  Directors  the auditors to be appointed by the Board. The Audit Committee met twice in 2003.

The Board has reviewed the  qualifications of each member of the audit committee and  determined no member of the committee  meets the definition of a "financial expert".  The Board concluded  however,  that each member of the committee has a proven  track  record as a  successful  businessman,  each  operating  their own company  and  their  experience  as  businessmen  provide a  knowledge  base and experience adequate for participation as a member of the committee.

The compensation of UTG's executive  officers is determined by the full Board of
Directors (see report on Executive Compensation).

Under UTG's By-Laws,  the Board of Directors should be comprised of at least six and no more than eleven directors.  At December 31, 2003. the Board consisted of nine directors with one position vacant.  Shareholders  elect Directors to serve for a period of one year at UTG's Annual Shareholders' meeting.

Directors  and  officers of UTG file  periodic  reports  regarding  ownership of
Company  securities  with the  Securities  and Exchange  Commission  pursuant to
Section 16(a) of the Securities  Exchange Act of 1934 as amended,  and the rules promulgated  thereunder.  During 2003, UTG was aware of the following individual who  filed  a  late  Form  3,  initial  statement  of  beneficial  ownership  of securities,  with the  Securities  and Exchange  Commission;  Daniel S. Maloney,
employee.  This individual reported no stock ownership of UTG at the time of the filing of the Form 3.

AUDIT COMMITTEE REPORT TO SHAREHOLDERS

In  connection  with the  December  31,  2003  financial  statements,  the audit committee:  (1) reviewed and discussed  the audited  financial  statements  with management; (2) discussed with the auditors the matters required by Statement on
Auditing  Standards No. 61; and (3) received and discussed with the auditors the matters  required by Independence  Standards  Board  Statement No.1.  Based upon these reviews and discussions,  the audit committee  recommended to the Board of
Directors that the audited financial statements be included in the Annual Report on Form 10-K filed with the SEC.

                  John S. Albin  -  Committee Chairman
                  William W. Perry
                  Joseph A. Brinck, II

The following  information  with respect to business  experience of the Board of
Directors has been  furnished by the  respective  directors or obtained from the records of UTG.

DIRECTORS

Name, Age                           Position with the Company,
                                     Business Experience and Other Directorships

John S.  Albin,  75
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
                    Director  and  Secretary  of  Illini  Community  Development
                    Corporation  since 1990;  Commissioner  of Illinois  Student
                    Assistance Commission from 1996 to 2002.

Randall L. Attkisson  58
                    Director of UTG since 1999;  President  and Chief  Operating
                    Officer  of  UTG  since  2001;   Chief  Financial   Officer,
                    Treasurer,  Director of First Southern Bancorp,  Inc, a bank holding company,  since 1986;  Treasurer,  Director of First
                    Southern  Funding,  LLC since  1992;  Director  of  Kentucky
                    Christian  Foundation  since  2002;  Director  of The  River
                    Foundation,   Inc.  since  1990;  President  of  Randall  L.
                    Attkisson & Associates  from 1982 to 1986;  Commissioner  of
                    Kentucky  Department  of Banking &  Securities  from 1980 to
                    1982;  Self-employed  Banking  Consultant in Miami,  FL from
                    1978 to 1980.

Joseph A. Brinck, II, 48
                    Director,  elected in 2003; CEO of Stelter & Brinck,  LTD, a
                    full  service   combustion   engineering  and  manufacturing
                    company from 1979 to present; President of Superior Thermal,
                    LTD  from  1990  to  present.  Currently  hold  Professional
                    Engineering   Licenses  in  Ohio,   Kentucky,   Indiana  and
                    Illinois.

Jesse T. Correll  47
                    Chairman  and CEO of UTG since  2000;  Director of UTG since
                    1999;  Chairman,   President,  Director  of  First  Southern
                    Bancorp,  Inc.  since  1983;  President,  Director  of First
                    Southern Funding, LLC since 1992; President, Director of The
                    River  Foundation  since 1990;  Director  of Thomas  Nelson,
                    Inc.,  a premier  publisher  of Bibles and  Christian  Books since 2001; Director of Computer Services, Inc., provider of bank technology  products and services since 2001;  Director of Global Focus since 2001;  Young Life  Dominican  Republic
                    Committee  Member  since 2000.  Jesse  Correll is the son of
                    Ward Correll.

Ward F. Correll   75
                    Director of UTG since 2000; President, Director of Tradeway,
                    Inc.  of  Somerset,  KY since 1973;  President,  Director of
                    Cumberland  Lake  Shell,  Inc. of  Somerset,  KY since 1971;
                    President,  Director of Tradewind  Shopping Center,  Inc. of
                    Somerset,  KY since 1966; Director of First Southern Bancorp since 1988;  Director of First Southern  Funding,  LLC since
                    1991;  Director  of The River  Foundation  since  1990;  and
                    Director First Southern  Insurance  Agency since 1987.  Ward
                    Correll is the father of Jesse Correll.

Thomas F. Darden  49
                    Director  of UTG since  2001;  Managing  Partner of Cherokee
                    Investment  Partners  LLC, a real  estate  investment  firm, formerly  President and CEO of Cherokee Sanford Group,  Inc.
                    an affiliated  predecessor  since 1983;  Director of Winston
                    Hotels,  Inc. since 1994;  Trustee of Shaw University  since
                    1993;  Member of the Board of Governors of Research Triangle
                    Institute  since  1998;  Former  Chairman  of  the  Triangle
                    Transit  Authority,  serving  from 1993 to 1998 and Chairman from 1996 to 1997;  Prior to 1996,  twice  appointed  to the
                    North Carolina Board of Transportation.

William W. Perry  47
                    Director of UTG since 2001; Owner of SES Investments,  Ltd., an oil and gas investments company since 1991;  President of
                    EGL Resources, Inc., an oil and gas operations company based in Texas and New  Mexico  since  1992;  President  of a real estate investment company;  Chairman of Perry & Perry, Inc., a Texas oil and gas consulting company since 1977;  Director of Young Life  Foundation  and  involved  with Young Life in various  capacities;  Director  of  Abel-Hangar  Foundation,
                    Director  of  University  of Oklahoma  Associates;  Midland,
                    Texas city council member since 2002

James P. Rousey  45
                    Executive Vice President,  Chief Administrative  Officer and
                    Director  of UTG  since  September  2001;  Regional  CEO and
                    Director of First Southern  National Bank from 1988 to 2001.
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

Theodore C. Miller 41
                    Corporate   Secretary  since  December  2000,   Senior  Vice
                    President and Chief Financial  Officer since July 1997; Vice
                    President since October 1992 and Treasurer from October 1992 to December  2003;  Vice President and Controller of certain affiliated  companies from 1984 to 1992.  Vice President and
                    Treasurer of certain affiliated companies from 1992 to 1997;
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

                           SUMMARY COMPENSATION TABLE

Name and                                             Annual Compensation            Other Annual            All Other (1)
Principal Position               Year           Salary ($)           Bonus ($)    Compensation ($)         Compensation ($)

Jesse T. Correll (2)              2003              75,000                -                 -                   4,500
Chairman of the Board             2002              75,000                -                 -                   4,500
Chief Executive Officer           2001              56,250                -                 -                       -

Randall L. Attkisson              2003              75,000                -                 -                   4,500
President                         2002              75,000                -                 -                   4,500
                                  2001              56,250                -                 -                       -

Theodore C. Miller                2003             100,000            3,000                 -                   3,000
Corporate Secretary               2002             100,000                -                 -                   3,000
Senior Vice President             2001             100,000            5,000                 -                   3,000
Chief Financial Officer

James P. Rousey  (3)              2003             135,000                0                 -                   2,025
Executive Vice President          2002             135,000           10,000                 -                   2,025
Chief Administrative Officer      2001              50,625                -                 -                       -
Member of the Board

Douglas A. Dockter (4)            2003              99,583            4,000                 -                   2,689
Vice President                    2002              95,000                -                 -                   2,316
                                  2001              95,000            2,000                 -                   2,280

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

(4)  Mr. Douglas A. Dockter is not  considered an executive  officer of UTG, but is included in this table pursuant to compensation disclosure requirements.

Option/SAR Grants/Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
Option/SAR Values

At December  31, 2003 there were no shares of the common stock of UTG subject to unexercised options held by the named executive officers.  There were no options or stock  appreciation  rights granted to the named  executive  officers for the past three fiscal years.

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

Compensation Committee Interlocks and Insider Participation

The following  persons  served as directors of UTG during 2003 and were officers or employees of UTG or its affiliates during 2003: Jesse T. Correll,  Randall L.
Attkisson and James P. Rousey. Accordingly,  these individuals have participated in  decisions  related to  compensation  of  executive  officers  of UTG and its subsidiaries.

During 2003, Jesse T. Correll and Randall L. Attkisson, executive officers of UTG and UG, were also members of the Board of Directors of UG.

Jesse T.  Correll and Randall L.  Attkisson  are each  directors  and  executive officers of FSBI and participate in compensation decisions of FSBI. FSBI owns or controls directly and indirectly  approximately  46.5% of the outstanding common stock of UTG.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL HOLDERS OF SECURITIES

The following  tabulation sets forth the name and address of the entity known to be the  beneficial  owners of more than 5% of UTG's Common Stock and shows:  (i)
the total number of shares of common Stock  beneficially owned by such person as of March 1, 2004 and the nature of such  ownership;  and (ii) the percent of the issued and outstanding shares of common stock so owned as of the same date.

   Title                                                      Amount                            Percent
     of             Name and Address                       and Nature of                          of
   Class          of Beneficial Owner(2)               Beneficial Ownership                    Class (1)

Common            Jesse T. Correll                              185,454        (3)              4.6%
Stock, no         First Southern Bancorp, Inc.                1,739,072     (3)(4)             43.5%
par value         First Southern Funding, LLC                   335,453     (3)(4)              8.4%
                  First Southern Holdings, LLC                1,483,791     (3)(4)             37.1%
                  First Southern Capital Corp., LLC             237,333     (3)(4)              5.9%
                  First Southern Investments, LLC                24,086                         0.6%
                  Ward F. Correll                                98,523        (5)              2.5%
                  WCorrell, Limited Partnership                  72,750        (3)              1.8%
                  Cumberland Lake Shell, Inc.                    98,523        (5)              2.5%

                  Total(6)                                    2,619,921                        65.5%

(1)  The percentage of outstanding shares is based on 4,001,654 shares of Common
     Stock outstanding as of March 1, 2004.

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

     In addition,  by virtue of his  ownership of voting  securities  of FSF and
     FSBI, and in turn,  their ownership of 100% of the  outstanding  membership interests of FSH, Jesse Correll may be deemed to beneficially own the total number of shares of Common  Stock owned by FSH (as well as the shares owned by FSBI  directly),  and may be deemed to share  with FSH (as well as FSBI)
     the  right  to  vote  and to  dispose  of such  shares.  Mr.  Correll  owns approximately 79% of the outstanding  membership  interests of FSF; he owns directly  approximately  50%,  companies he controls own approximately 14%, and he has the  power  to vote but  does  not own an  additional  3% of the outstanding  voting  stock  of  FSBI.  FSBI and FSF in turn own 99% and 1%, respectively,  of the outstanding  membership interests of FSH. Mr. Correll is also a manager of FSC and thereby may also be deemed to beneficially own the total  number of shares of Common Stock owned by FSC, and may be deemed to share  with it the  right to vote and to  dispose  of such  shares.  The aggregate number of shares of Common Stock held by these other entities, as shown in the above table, is 1,976,405 shares.

(4)  The share ownership of FSBI consists of 255,281 shares of Common Stock held by FSBI directly  (which FSBI acquired by virtue of its merger with Dyscim,
     LLC) and  1,483,791  shares of Common  Stock held by FSH of which FSBI is a
     99% member and FSF is a 1% member, as further described below. As a result,
     FSBI may be deemed to share  the  voting  and  dispositive  power  over the shares held by FSH.

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

SECURITY OWNERSHIP OF MANAGEMENT OF UTG

The  following  tabulation  shows with respect to each of the  directors of UTG, with  respect  to UTG's  chief  executive  officer  and each of UTG's  executive officers  whose salary plus bonus  exceeded  $100,000 for fiscal 2003,  and with respect to all executive officers and directors of UTG as a group: (i) the total number  of  shares  of all  classes  of  stock of UTG or any of its  parents  or subsidiaries,  beneficially  owned as of March 1,  2004 and the  nature  of such ownership; and (ii) the percent of the issued and outstanding shares of stock so owned, and granted stock options available as of the same date.

   Title               Directors, Named Executive                   Amount                        Percent
    of                 Officers, & All Directors &              and Nature of                      of
   Class                Executive Officers as a Group                Ownership                     Class (1)

UTG's                 John S. Albin                                  10,503  (4)                   *
Common                Randall L. Attkisson                                0  (2)                   *
Stock, no             Joseph A. Brinck, II                                0                        *
par value             Jesse T. Correll                            2,497,312  (3)                  62.4%
                      Ward F. Correll                                98,523  (5)                   2.5%
                      Thomas F. Darden                               16,780  (6)                   *
                      Theodore C. Miller                             10,000  (6)                   *
                      William W. Perry                               20,000  (6)                   *
                      James P. Rousey                                     0                        *
                      All directors and executive officers
                      as a group (ten in number)                  2,653,118                       66.3%

(1)  The percentage of outstanding  shares for UTG is based on 4,001,654  shares of Common Stock outstanding as of March 1, 2004.

(2)  Randall L.  Attkisson is an associate and business  partner of Mr. Jesse T.
     Correll and holds minority ownership  positions in certain of the companies listed as owning UTG Common Stock  including First Southern  Bancorp,  Inc.
     Ownership  of  these  shares  is  reflected  in the  ownership  of Jesse T.
     Correll.

(3)  The share ownership of Mr. Correll  includes 112,704 shares of United Trust
     Group  common  stock owned by him  individually,  255,281  shares of United
     Trust Group common stock held by First Southern  Bancorp,  Inc. and 335,453 shares of United Trust Group common stock owned by First Southern  Funding,
     LLC. The share  ownership of Mr.  Correll also  includes  72,750  shares of
     United Trust Group common stock held by WCorrell,  Limited  Partnership,  a limited partnership in which Mr. Correll serves as managing general partner and, as such, has sole voting and dispositive power over the shares held by
     it. In addition,  by virtue of his ownership of voting  securities of First
     Southern Funding, LLC and First Southern Bancorp,  Inc., and in turn, their ownership of 100% of the outstanding membership interests of First Southern
     Holdings,  LLC (the holder of 1,483,791 shares of United Trust Group common stock),  Mr. Correll may be deemed to beneficially  own the total number of shares of United Trust Group common stock owned by First Southern Holdings, and may be deemed to share with First  Southern  Holdings the right to vote and to dispose of such shares.  Mr. Correll owns  approximately  79% of the outstanding  membership  interests  of  First  Southern  Funding;  he  owns directly  approximately  50%,  companies he controls own approximately 14%, and he has the  power  to vote but  does  not own an  additional  3% of the outstanding voting stock of First Southern Bancorp.  First Southern Bancorp and First  Southern  Funding in turn own 99% and 1%,  respectively,  of the outstanding membership interests of First Southern Holdings. Mr. Correll is also a manager of First Southern  Capital Corp.,  LLC, and thereby may also be deemed to  beneficially  own the  237,333  shares of United  Trust Group common  stock held by First  Southern  Capital,  and may be deemed to share with it the right to vote and to dispose of such shares. Share ownership of
     Mr.  Correll in United  Trust Group  common  stock does not include  24,086
     shares  of  United  Trust  Group  common  stock  held  by  First   Southern
     Investments, LLC.

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

(6)  Shares subject to UTG Employee and Director Stock Purchase Plan.

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
                                                                                                 securities reflected in
                                          (a)                             (b)                    column (a))
                                                                                                           (c)

Employee and director stock
purchase plans approved by
security holders
                                                                                                             324,563
                                                      0                             0

Employee and director stock
purchase plans not approved by
security holders

                                                     0                              0                               0

Total                                                0                              0                        324,563

On March 26, 2002, the Board of Directors of UTG adopted,  and on June 11, 2002, the  shareholders  of UTG approved,  the United Trust Group,  Inc.  Employee and
Director  Stock Purchase Plan. The Plan allows for the issuance of up to 400,000 shares of UTG common stock. The plan's purpose is to encourage  ownership of UTG stock  by  eligible  directors  and  employees  of UTG and its  subsidiaries  by providing them with an opportunity to invest in shares of UTG common stock.  The plan is  administered by the Board of Directors of UTG. A total of 58,891 shares of UTG common stock were issued under this plan in 2002, to eight individuals at a purchase  price of $12.00 per share.  In 2003,  16,546  shares  were issued to three  participants at a purchase price of $11.84.  Each  participant  under the plan executed a "stock  restriction and buy-sell  agreement",  which among other things  provides  UTG with a right of first  refusal on any future  sales of the shares acquired by the participant under this plan. The purchase price of shares repurchased  under  the  stock  restriction  and  buy-sell  agreement  shall  be computed,  on a per share basis,  equal to the sum of (i) the original  purchase price paid to acquire such shares from UTG and (ii) the  consolidated  statutory net earnings  (loss) per share of such shares  during the period from the end of the month next  preceding the month in which such shares were acquired  pursuant to the plan, to the end of the month next  preceding the month in which the sale of such shares to UTG occurs.  At December  31, 2003,  shares  issued under this program with a value of $11.63 per share pursuant to the above formula.

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
Code.

During 2003 and 2002, the Board of Directors of UTG approved offerings under the plan to qualified individuals.  For the years ended December 31,  2003 and 2002, eight individuals purchased 58,891 and three individuals purchased 16,546 shares of UTG common stock,  respectively.  Each participant  under the plan executed a
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
December 31,  2003, shares issued under this program with a value of $ 11.63 per share pursuant to the above formula.

On November 20, 1998, FSF and affiliates acquired 929,904 shares of common stock of UTG from UTG and certain UTG  shareholders.  As consideration for the shares,
FSF paid UTG  $ 10,999,995  and certain  shareholders  of UTG $ 999,990 in cash.
Included in the stock acquisition  agreement is an earnings covenant whereby UTG warrants UTG and its subsidiaries and affiliates will have future earnings of at least  $ 30,000,000  for a five-year  period  beginning  January 1,  1998.  Such
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
average  tax rate for UTG for the  period,  and then will be further  reduced by one-half of the percentage,  if any,  representing UTG's ownership percentage of the  insurance  company  subsidiaries.  This  result  will  then be  reduced  by
$ 250,000.  The  remaining  amount will be paid by UTG in the form of UTG common stock  valued at $ 15.00 per share with a maximum  number of shares to be issued
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
December 31,  2003, the Company had total earnings of $ 17,011,307 applicable to this covenant. Therefore, UTG did not meet the earnings requirements stipulated, and during 2003, UTG was required to issue 500,000  additional  shares to FSF or its assigns.

On November 15, 2002,  North Plaza acquired 229 acres of timberland from Millard
V.  Oakley,  a  director  of UTG at the  time,  for a total  purchase  price  of
$ 54,811.  The land  acquired was adjacent to land already owned by North Plaza.
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
to receive $ 250 in cash per share ($ 2,480,000 in the aggregate).

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
results of UTG. At the March 2003 Board of  Directors  meeting,  the APPL and UG
Boards  reaffirmed  the merger of APPL with and into UG and  approved  the final merger documents.

Upon receiving the necessary  regulatory  approvals,  the merger of ABE and APPL with and into UG was consummated  effective July 1, 2003. ABE and APPL were each
100% owned  subsidiaries of UG prior to the merger. The mergers result in a more simplified holding company structure.

On September 27, 2001, UG purchased real estate at a cost of $ 6,333,336 from an outside  third party through the formation of an LLC in which UG is a two-thirds owner. The other one-third  partner is Millard V. Oakley,  who at the time was a
Director of UTG. Mr. Oakley  resigned from the Board effective  March 14,  2003.
Hampshire  Plaza,  LLC consists of a twenty  story,  254,000  square foot office tower,  an attached  72,000  square foot retail plaza,  and an attached  parking garage  with  approximately  350  parking  spaces  located  in  Manchester,  New
Hampshire.

On November 15, 2001,  UTG was  extended a  $ 3,300,000  line of credit from the
First National Bank of the  Cumberlands  located in Livingston,  Tennessee.  The
First National Bank of the Cumberlands is owned by Millard V. Oakley, who at the time was a Director of UTG.  The original  line of credit  expired one year from the date of issue and has been renewed  annually for additional  one-year terms.
The line of credit is available  for general  business  uses.  The interest rate provided  for in the  agreement  is variable and indexed to be the lowest of the
U.S.  prime rates as published in the money section of the Wall Street  Journal, with any interest rate adjustments to be made monthly.  During 2002, the Company borrowed a total of $ 1,600,000  under this line of credit and incurred interest expense of $ 17,419. All funds drawn were repaid prior to December 31,  2002. No borrowings were incurred during 2003.

On April 12, 2001,  UTG  completed  the purchase of 22,500  shares of UTG common stock and 544 shares of FCC  common  stock  from  James E.  Melville  and family pursuant to the Melville Purchase Agreement in exchange for five year promissory notes of UTG in the aggregate principal amount of $ 288,800.  On April 12, 2001,
UTG also completed the purchase from another family member of Mr. Melville of an additional 100 shares of UTG for a total cash payment of $ 800. The purchase for cash by UTG of an additional 39 shares of FCC common stock owned by Mr. Melville at a purchase price of $ 200.00 per share was  consummated on June 27, 2001. Mr.
Melville was a former director of UTG, FCC and the three insurance  subsidiaries of UTG; he resigned from those boards on February 13, 2001.

On April 12, 2001,  UTG also  completed  the  purchase of 559,440  shares of UTG common  stock from Larry E. Ryherd and family  pursuant  to the Ryherd  Purchase
Agreement for cash payments  totaling  $ 948,026 and a five year promissory note of UTG in the  principal  amount  of  $ 3,527,494.  The  purchase  by UTG of the remaining  3,775 shares of UTG common  stock to be purchased  for cash at $ 8.00 per share pursuant to the Ryherd Purchase Agreement along with an additional 570 shares from certain  parties to the Ryherd  Purchase  Agreement was completed on
June 20, 2001.  The  promissory  notes of UTG received by certain of the sellers pursuant to the Melville  Purchase  Agreement and the Ryherd Purchase  Agreement
bear  interest  at a rate of 7% per annum  (paid  quarterly)  with  payments  of principal to be made in five equal annual  installments,  the first such payment of principal to be due on the first anniversary of the closing.

On April 12, 2001, UTG also purchased in a separate transaction 10,891 shares of
UTG  common  stock from  Robert E. Cook at a price of $ 8.00  per share.  At the closing,  Mr. Cook received  $ 17,426 in cash and a five year promissory note of
UTG  (substantially  similar to the  promissory  notes  issued  pursuant  to the
Melville and Ryherd Purchase Agreements described above) in the principal amount of $ 69,702. Mr. Cook was a director of UTG and FCC who resigned his position on
January 8, 2001.  Mr. Cook  proposed the stock  purchase to Jesse T. Correll who agreed to  purchase  Mr.  Cook's  stock on  substantially  the same terms as the purchases of the stock held by Messrs. Melville and Ryherd as described above.

During  2001,  FCC paid a majority  of the  general  operating  expenses  of the affiliated group. FCC then received management,  service fees and reimbursements from the various  affiliates.  Beginning in January 2002, and in anticipation of the merger of FCC, UTG began paying a majority of the general operating expenses of the affiliated group. Following the FCC merger in June 2002, UTG also assumed the rights and  obligations of the management and service fees  agreements  with the various affiliates originally held by FCC.

UTG paid FCC $ 0 and $ 550,000 in 2002 and 2001,  respectively for reimbursement of costs attributed to UTG. During 2002 through the date of the FCC merger,  FCC paid  $ 3,200,000  to UTG  for  reimbursement  of  costs  attributed  to FCC and
affiliates   under  which  FCC  had   management   and  cost  sharing   services
arrangements.

On  January 1,  1993,  FCC  entered an  agreement  with UG pursuant to which FCC provided management services necessary for UG to carry on its business.  UG paid
$ 2,974,088  and  $ 6,156,903  to FCC in 2002 and  2001,  respectively.  UG paid
$ 5,906,406  and $ 3,025,194 to UTG in 2003 and 2002,  respectively,  under this arrangement.

ABE paid fees to FCC pursuant to a cost sharing and  management  fee  agreement.
FCC provided management services for ABE to carry on its business. The agreement required ABE to pay a percentage of the actual expenses incurred by FCC based on certain activity indicators of ABE business to the business of all the insurance company  subsidiaries  plus a management fee based on a percentage of the actual expenses  allocated to ABE. ABE paid fees of $ 188,494  and $332,673 in 2002 and
2001,  respectively  under  this  agreement.  ABE  paid  fees of  $ 165,269  and
$ 170,729 in 2003 and 2002, respectively, to UTG under this agreement.

APPL had a  management  fee  agreement  with FCC  whereby FCC  provided  certain administrative  duties,  primarily data processing and investment  advice.  APPL paid fees of $ 222,000  and  $ 444,000  2002 and 2001,  respectively  under this
agreement.   APPL  paid  fees  of   $ 222,000  to  UTG  during  2003  and  2002,
respectively, under this agreement.

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
UG paid $ 63,214, $ 70,140 and $ 79,730 in servicing fees and $ 13,821, $ 35,127
and  $ 22,626  in  origination   fees  to  FSNB  during  2003,  2002  and  2001,
respectively.

The  Company  reimbursed  expenses  incurred by Mr.  Correll  and Mr.  Attkisson relating  to travel and other  costs  incurred  on behalf of or  relating to the
Company.  The Company paid  $ 20,238,  $ 74,621 and $ 145,407 in 2003,  2002 and
2001,  respectively to First Southern  Bancorp,  Inc. in  reimbursement  of such costs.  In addition,  beginning in 2001,  the Company began  reimbursing  FSBI a portion of salaries for Mr. Correll and Mr.  Attkisson.  The  reimbursement  was approved by the UTG Board of  Directors  and totaled  $ 151,440,  $ 169,651  and
$ 128,411 in 2003,  2002 and 2001,  respectively,  which  included  salaries and other benefits.

On  February 20,  2003, UG purchased  $4,000,000 of a trust  preferred  security offering  issued by an upstream  affiliate,  First  Southern  Bancorp,  Inc. The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security  pays a quarterly  dividend at a fixed rate of 6.515%.  The
Company received $ 226,104 of dividends in 2003.

On November 6,  2003, UG purchased real estate at a cost of $ 2,220,256  from an outside  third party through the formation of an LLC in which UG is a two-thirds owner.  The other  one-third  partner  is  Millard  V.  Oakley,  who is a former
Director of UTG. Hampshire Plaza Garage is a 578 space parking garage located in
New Hampshire.

On June 18,  2003,  UG entered  into a lease  agreement  with  Bandyco,  LLC, an affiliated entity,  for a one-sixth  interest in an aircraft.  The lease term is for a period of five years at a cost of  $ 523,831.  The Company is  responsible for its share of annual  non-operational  costs,  in addition to the operational costs as are billable for specific use.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Kerber,  Eck and  Braeckel  LLP ("KEB")  served as UTG's  independent  certified public  accounting  firm for the fiscal  year ended  December  31,  2003 and for fiscal year ended December 31, 2002. In serving its primary  function as outside auditor for UTG, KEB performed  the following  audit  services:  examination  of annual consolidated financial statements; assistance and consultation on reports
filed  with  the  Securities  and  Exchange   Commission;   and  assistance  and
consultation  on  separate  financial  reports  filed  with the State  insurance regulatory authorities pursuant to certain statutory requirements.

Audit Fees.  Audit fees billed for these audit services in the fiscal year ended
December  31,  2003 and  December  31, 2002  totaled  $ 115,000  and  $ 157,600, respectively  and audit fees  billed  for  quarterly  reviews  of the  Company's financial  statements  totaled $ 13,909 and $ 15,595 for the year 2003 and 2002, respectively.

Audit  Related Fees. No audit related fees were incurred by the Company from KEB for the fiscal years ended December 31, 2003 and December 31, 2002.

Tax Fees. KEB did not render any services related to tax compliance,  tax advice or tax planning  for the fiscal  years ended  December 31, 2003 and December 31,
2002.

All Other Fees. No other  services  besides the audit services  described  above were  performed by, and therefore no other fees were billed by, KEB for services in the fiscal years ended December 31, 2003 and December 31, 2002.

The audit  committee of the Company  appoints the independent  certified  public accounting firm, with the appointment approved by the entire Board of Directors.
Non-audit related services to be performed by the firm are to be approved by the audit  committee  prior to  engagement.  The  Company had no  non-audit  related services  performed  by KEB for the fiscal  years  ended  December  31, 2003 and
December 31, 2002.

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

          Schedule II - Condensed financial information of registrant

          Schedule IV - Reinsurance

          Schedule V - Valuation and qualifying accounts

          NOTE:Schedules  other than those listed above are omitted because they are not required or the information is disclosed in the financial statements or footnotes.

(b)  Reports on Form 8-K filed during fourth quarter.

          Therewere  no  reports  on Form  8-K  filed  during  the  2003  fourth quarter.

(c)  Exhibits:

          Indexto Exhibits  incorporated  herein by this reference (See pages 85 and 86).

                                INDEX TO EXHIBITS

 Exhibit
 Number

2(a)  (4)  Articles of Merger of First Commonwealth Corporation,
           A Virginia Corporation with and into United Trust Group, Inc.,
           An Illinois Corporation dated as of May 30, 2002, including exhibits thereto.

3(a)       Articles of Incorporation of the Registrant and
           all amendments thereto.

3(b)       By-Laws for the Registrant and all amendments thereto.

4(a)  (4)  UTG's Agreement pursuant to Item 601(b)(4)(iii)(A) of Regulation
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

10(m) (4)  United Trust Group, Inc. Employee and Director Stock Purchase Plan
           and form of related Stock Restriction and Buy-Sell Agreement.

21(a)      List of Subsidiaries of the Registrant.

99(a) (3)  Audit Committee Charter.

31.1       Certificate of Jesse T. Correll, Chief Executive Officer and
           Chairman of the Board of UTG, as required pursuant to
           18 U.S.C. Section 1350.

31.2       Certificate of Theodore C. Miller, Chief Financial Officer,
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
           Form 10-K, File No. 0-5392, as of December 31, 1996.
     (3)  Incorporated by reference from the Company's Annual Report on
           Form 10-K, File No. 0-5392, as of December 31, 2001.
     (4)  Incorporated by reference from the Company's Annual Report on
           Form 10-K, File No. 0-5392, as of December 31, 2002.

                            UNITED TRUST GROUP, INC.
                       SUMMARY OF INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                             As of December 31, 2003

                                                                                                      Schedule I

                          Column A                            Column B           Column C           Column D
------------------------------------------              -----------------    ----------------   ----------------

                                                                                                    Amount at
                                                                                                   Which Shown
                                                                                                   in Balance
                                                                Cost               Value              Sheet
                                                           ---------------    ----------------   ----------------
Fixed maturities:
    Bonds:
       United States Government and
          government agencies and authorities            $     10,676,106   $      10,905,894  $      10,676,106
       State, municipalities, and political
          subdivisions                                          6,342,369           6,560,582          6,342,369
       Collateralized mortgage obligations                         77,802              78,233             77,802
       Public utilities                                         5,397,880           5,497,936          5,397,880
       All other corporate bonds                                4,230,350           4,397,632          4,230,350
                                                           ---------------    ----------------   ----------------
        Total fixed maturities                                 26,724,507   $      27,440,277         26,724,507
                                                                              ================

Investments held for sale:
    Fixed maturities:
       United States Government and
          government agencies and authorities                  30,850,682   $      31,347,586         31,347,586
       State, municipalities, and political
          subdivisions                                            160,271             177,963            177,963
       Collateralized mortgage obligations                     90,353,657          89,117,375         89,117,375
       Public utilities                                                 0                   0                  0
       All other corporate bonds                               17,883,937          18,747,458         18,747,458
                                                           ---------------    ----------------   ----------------
                                                              139,248,547   $     139,390,382        139,390,382
                                                                              ================

    Equity securities:
       Banks, trusts and insurance companies                    2,332,920   $       1,517,159          1,517,159
       All other corporate securities                           4,876,523           7,845,006          7,845,006
                                                           ---------------    ----------------   ----------------
                                                                7,209,443   $       9,362,165          9,362,165
                                                                              ================

Mortgage loans on real estate                                  26,715,968                             26,715,968
Investment real estate                                         24,725,824                             24,725,824
Real estate acquired in satisfaction of debt                            0                                      0
Policy loans                                                   13,226,399                             13,226,399
Other long-term investments                                             0                                      0
Short-term investments                                             34,677                                 34,677
                                                           ---------------                       ----------------
    Total investments                                    $    237,885,365                      $     240,179,922
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

                            UNITED TRUST GROUP, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           PARENT ONLY BALANCE SHEETS
                        As of December 31, 2003 and 2002

                                                                                           Schedule II

                                                                                             2002
                                                                         2003             (Restated)
                                                                    ----------------    ---------------

ASSETS

    Investment in affiliates                                      $      44,724,882   $     53,983,728
    Cash and cash equivalents                                               439,734          1,343,501
    FIT recoverable                                                             988             10,969
    Accrued interest income                                                  26,058                  0
    Receivable from affiliates, net                                          18,477             23,264
    Other assets                                                            471,448             59,012
                                                                    ----------------    ---------------

          Total assets                                            $      45,681,587   $     55,420,474
                                                                    ================    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Notes payable                                                 $       2,289,776   $      2,995,275
    Deferred income taxes                                                 2,008,445          1,929,434
    Other liabilities                                                     1,686,727          2,172,898
                                                                    ----------------    ---------------

          Total liabilities                                               5,984,948          7,097,607
                                                                    ----------------    ---------------

Shareholders' equity:
    Common stock, net of treasury shares                                     80,008             70,726
    Additional paid-in capital, net of treasury                          42,672,189         42,976,344
    Accumulated other comprehensive
        income of affiliates                                              1,566,397          2,771,941
    Retained earnings (accumulated deficit)                              (4,621,955)         2,503,856
                                                                    ----------------    ---------------

          Total shareholders' equity                                     39,696,639         48,322,867
                                                                    ----------------    ---------------

          Total liabilities and shareholders' equity              $      45,681,587   $     55,420,474
                                                                    ================    ===============

                            UNITED TRUST GROUP, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      PARENT ONLY STATEMENTS OF OPERATIONS
                       Three Years Ended December 31, 2003

                                                                                                        Schedule II
                                                                                      2002               2001
                                                                   2003            (Restated)         (Restated)
                                                              ---------------    ----------------   ----------------

Revenues:

    Management fees from affiliates                        $       6,031,472  $        6,510,753 $                0
    Other income from affiliates                                           0                   0                858
    Interest income from affiliates                                        0             324,467            987,886
    Interest income                                                    7,904              11,215             40,323
    Other income                                                      50,137              52,163                  0
                                                              ---------------    ----------------   ----------------
                                                                   6,089,513           6,898,598          1,029,067

Expenses:

    Management fee to affiliate                                            0                   0            550,000
    Interest expense                                                 162,179             263,441            326,499
    Operating expenses                                             5,335,851           5,669,116            110,419
                                                              ---------------    ----------------   ----------------
                                                                   5,498,030           5,932,557            986,918
                                                              ---------------    ----------------   ----------------

    Operating income                                                 591,483             966,041             42,149

    Income tax expense                                              (263,992)           (327,472)           (12,043)
    Equity in income (loss) of subsidiaries                       (6,723,981)            700,226          2,277,990
                                                              ---------------    ----------------   ----------------
          Net income (loss)                                $      (6,396,490) $        1,338,795 $        2,308,096
                                                              ===============    ================   ================

Basic income (loss) per share from continuing
   operations and net income (loss)                        $           (1.67) $             0.38 $             0.62
                                                              ===============    ================   ================

Diluted income (loss) per share from continuing
operations and net income (loss)                           $           (1.67) $             0.33 $             0.62
                                                              ===============    ================   ================

Basic weighted average shares outstanding                          3,839,947           3,505,424          3,733,432
                                                              ===============    ================   ================

Diluted weighted average shares outstanding                        3,839,947           4,005,424          3,733,432
                                                              ===============    ================   ================

                            UNITED TRUST GROUP, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      PARENT ONLY STATEMENTS OF CASH FLOWS
                       Three Years Ended December 31, 2003
                                                                                                               Schedule II
                                                                                             2002               2001
                                                                         2003             (Restated)         (Restated)
                                                                    ----------------    ---------------    ----------------

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net income (loss)                                              $      (6,396,490)  $      1,338,795   $       2,308,096
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
    Equity in (income) loss of subsidiaries                               6,723,981           (700,226)         (2,277,990)
    Depreciation                                                             52,383                  0                   0
    Change in FIT recoverable                                                 9,981             22,817                   0
    Change in accrued interest income                                       (26,058)            64,331             (43,494)
    Change in indebtedness (to) from affiliates, net                          4,787            674,524            (289,963)
    Change in deferred income taxes                                          79,011            327,472              15,429
    Change in other assets and liabilities                               (1,000,625)          (226,075)               (933)
                                                                    ----------------    ---------------    ----------------
Net cash provided by (used in) operating activities                        (553,030)         1,501,638            (288,855)
                                                                    ----------------    ---------------    ----------------

Cash flows from investing activities:
    Purchase of stock of affiliates                                               0                  0              (7,800)
    Payments received on notes receivable from affiliates                         0            800,000           1,302,495
                                                                    ----------------    ---------------    ----------------
Net cash provided by investing activities                                         0            800,000           1,294,695
                                                                    ----------------    ---------------    ----------------

Cash flows from financing activities:
    Purchase of treasury stock                                             (441,143)          (520,253)         (1,176,653)
    Issuance of common stock                                                195,905            706,691                   0
    Payments on notes payable                                              (705,499)        (3,405,395)         (1,302,495)
    Proceeds from line of credit                                                  0          2,000,000                   0
    Dividend received from subsidiary                                       600,000          1,400,000                   0
    Cash received in FCC merger                                                   0             69,187                   0
    Payments made from FCC merger                                                 0         (1,586,500)                  0
                                                                    ----------------    ---------------    ----------------
Net cash used in financing activities                                      (350,737)        (1,336,270)         (2,479,148)
                                                                    ----------------    ---------------    ----------------
Net increase (decrease) in cash and cash equivalents                       (903,767)           965,368          (1,473,308)
Cash and cash equivalents at beginning of year                            1,343,501            378,133           1,851,441
                                                                    ----------------    ---------------    ----------------
Cash and cash equivalents at end of year                          $         439,734   $      1,343,501   $         378,133
                                                                    ================    ===============    ================

                            UNITED TRUST GROUP, INC.
                                   REINSURANCE
          As of December 31, 2003 and the year ended December 31, 2003

                                                                                                                Schedule IV

             Column A                Column B           Column C            Column D           Column E          Column F

                                                                                                                Percentage
                                                        Ceded to            Assumed                             of amount
                                                          other            from other                           assumed to
                                   Gross amount         companies          companies          Net amount           net

Life insurance
   in force                     $   2,289,738,000  $     580,145,000   $  1,273,735,000   $  2,983,328,000            42.7%
                                  ================   ================    ===============    ===============

Premiums and policy fees:

   Life insurance               $      18,000,036  $       3,062,361   $         25,026   $     14,962,701             0.2%

   Accident and health
     insurance                             86,856             35,619              9,100             60,337            15.1%
                                  ----------------   ----------------    ---------------    ---------------

                                $      18,086,892  $       3,097,980   $         34,126   $     15,023,038             0.2%
                                  ================   ================    ===============    ===============

                            UNITED TRUST GROUP, INC.
                                   REINSURANCE
          As of December 31, 2002 and the year ended December 31, 2002

                                                                                                        Schedule IV

              Column A              Column B          Column C          Column D          Column E        Column F
                                ---------------   ---------------   ---------------   ---------------   ------------

                                                                                                        Percentage
                                                     Ceded to          Assumed                           of amount
                                                      other           from other                        assumed to
                                  Gross amount      companies         companies         Net amount          net

Life insurance
   in force                   $  2,440,716,000  $    560,356,000  $  1,553,748,000  $  3,434,108,000          45.2%
                                ===============   ===============   ===============   ===============

Premiums and policy fees:

   Life insurance             $     18,454,030  $      2,829,619  $         73,979  $     15,698,390           0.5%

   Accident and health
     insurance                         130,905            31,826            22,135           121,214          18.3%
                                ---------------   ---------------   ---------------   ---------------

                              $     18,584,935  $      2,861,445  $         96,114  $     15,819,604           0.6%
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
                                   REINSURANCE
          As of December 31, 2001 and the year ended December 31, 2001

                                                                                                                Schedule IV

              Column A                Column B           Column C            Column D           Column E          Column F

                                                                                                                Percentage
                                                        Ceded to            Assumed                             of amount
                                                          other            from other                           assumed to
                                   Gross amount         companies          companies          Net amount           net

Life insurance
   in force                     $   2,630,460,130  $     686,887,000   $  1,632,820,870   $  3,576,394,000            45.7%
                                  ================   ================    ===============    ===============

Premiums and policy fees:

   Life insurance               $      20,150,537  $       3,266,788   $        109,457   $     16,993,206             0.6%

   Accident and health
     insurance                            150,591             36,787             20,332            134,136            15.2%
                                  ----------------   ----------------    ---------------    ---------------

                                $      20,301,128  $       3,303,575   $        129,789   $     17,127,342             0.8%
                                  ================   ================    ===============    ===============

                            UNITED TRUST GROUP, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
         As of and for the years ended December 31, 2003, 2002, and 2001

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

December 31, 2003

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

                                                  UNITED TRUST GROUP, INC.
                                                        (Registrant)

 /s/   John S. Albin                                                                                         March 24, 2004
John S. Albin, Director

/s/  Randall L. Attkisson                                                                                    March 24, 2004
Randall L. Attkisson, President, Chief
  Operating Officer and Director

/s/  Joseph A. Brinck                                                                                        March 24, 2004
Joseph A. Brinck, Director

/s/  Jesse T. Correll                                                                                        March 24, 2004
Jesse T. Correll, Chairman of the Board,
  Chief Executive Officer and Director

/s/  Ward F. Correll                                                                                         March 24, 2004
Ward F. Correll, Director

/s/ Thomas F. Darden                                                                                         March 24, 2004
Thomas F. Darden, Director

/s/  William W. Perry                                                                                         March 24, 2004
William W. Perry, Director

/s/  James P. Rousey                                                                                         March 24, 2004
James P. Rousey, Chief Administrative
  Officer and Director

/s/  Theodore C. Miller                                                                                      March 24, 2004
Theodore C. Miller, Corporate Secretary
  and Chief Financial Officer