Form 10-Q
period 2004-03-31
UNITED TRUST GROUP INC
filed 2004-05-13
CIK 832480

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares  outstanding of the  registrant's  common stock as of April
30, 2004, was 3,998,002.

                   UNITED TRUST GROUP, INC. AND SUBSIDIARIES
                                (The "Company")

                               TABLE OF CONTENTS

Part 1.   Financial Information................................................3

   Item 1.  Financial Statements...............................................3

     Consolidated Balance Sheets as of
      March 31, 2004 and December 31, 2003.....................................3
     Consolidated Statements of Operations for the three months ended
      March 31, 2004 and 2003..................................................4
     Consolidated Statement of Changes in Shareholders' Equity
      for the three months ended March 31, 2004................................5
     Consolidated Statements of Cash Flows for the three months ended
      March 31, 2004 and 2003..................................................6
     Notes to Consolidated Financial Statements................................7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets (Unaudited)

                                                                                         March 31,            December 31,
     ASSETS                                                                                 2004                 2003*
                                                                                     -------------------   -------------------

Investments:
 Fixed maturities at amortized cost
    (market $22,742,332 and $27,440,277)                                          $          22,150,252 $          26,724,507
Investments held for sale:
  Fixed maturities, at market (cost $96,236,926 and $139,248,547)                            98,886,958           139,390,382
  Equity securities, at market (cost $10,442,497 and $7,209,443)                             14,234,574             9,362,165
Mortgage loans on real estate at amortized cost                                              24,405,277            26,715,968
Investment real estate, at cost, net of accumulated depreciation                             25,198,945            24,725,824
Policy loans                                                                                 12,936,430            13,226,399
Short-term investments                                                                           35,814                34,677
                                                                                     -------------------   -------------------
                                                                                            197,848,250           240,179,922

Cash and cash equivalents                                                                    54,291,715             8,749,727
Securities of affiliate                                                                       4,000,000             4,000,000
Accrued investment income                                                                     1,583,247             1,961,552
Reinsurance receivables:
  Future policy benefits                                                                     32,469,136            32,789,725
  Policy claims and other benefits                                                            3,842,398             4,120,299
Cost of insurance acquired                                                                   14,148,799            14,616,667
Deferred policy acquisition costs                                                             2,069,298             2,122,643
Property and equipment, net of accumulated depreciation                                       2,374,607             2,450,109
Income taxes receivable, current                                                                168,146               212,197
Other assets                                                                                    226,735               354,292
                                                                                     -------------------   -------------------
 Total assets                                                                      $        313,022,331 $         311,557,133
                                                                                     ===================   ===================

              LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits                                                            $         235,911,173 $         236,192,132
Policy claims and benefits payable                                                            2,179,571             2,541,735
Other policyholder funds                                                                      1,084,921             1,038,063
Dividend and endowment accumulations                                                         12,615,629            12,626,515
Deferred income taxes                                                                         8,048,019             6,763,648
Notes payable                                                                                 2,275,000             2,289,776
Other liabilities                                                                             4,362,809             5,557,215
                                                                                     -------------------   -------------------
 Total liabilities                                                                          266,477,122           267,009,084
                                                                                     -------------------   -------------------
Minority interests in consolidated subsidiaries                                               5,058,725             4,851,410
                                                                                     -------------------   -------------------

Shareholders' equity:
Common stock - no par value, stated value $.02 per share
  Authorized 7,000,000 shares - 3,999,331 and 4,004,666 shares issued
   after deducting treasury shares of 179,471 and 174,136                                        79,901                80,008
Additional paid-in capital                                                                   42,640,426            42,672,189
Retained earnings                                                                            (5,496,150)           (4,621,955)
Accumulated other comprehensive income                                                        4,262,307             1,566,397
                                                                                     -------------------   -------------------
 Total shareholders' equity                                                                  41,486,484            39,696,639
                                                                                     -------------------   -------------------
 Total liabilities and shareholders' equity                                        $        313,022,331 $         311,557,133
                                                                                     ===================   ===================

* Balance sheet audited at December 31, 2003.

                             See accompanying notes

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)

                                                                          Three Months Ended
                                                                    March 31,           March 31,
                                                                       2004                2003
                                                                 -----------------   -----------------
Revenues:

Premiums and policy fees                                      $         4,620,958 $         4,567,277
Reinsurance premiums and policy fees                                     (746,813)           (684,274)
Net investment income                                                   1,831,077           2,884,884
Realized investment gains (losses), net                                   (92,135)            242,281
Other income                                                              220,260             171,781
                                                                 -----------------   -----------------
                                                                        5,833,347           7,181,949

  Benefits and other expenses:

Benefits, claims and settlement expenses:
  Life                                                                  4,873,078           5,451,065
  Reinsurance benefits and claims                                        (266,963)           (477,644)
  Annuity                                                                 280,695             277,191
Dividends to policyholders                                                285,232             270,308
Commissions and amortization of deferred
 policy acquisition costs                                                  25,416             173,653
Amortization of cost of insurance acquired                                467,868             370,486
Operating expenses                                                      1,397,448           1,169,440
Interest expense                                                           25,634              41,416
                                                                 -----------------   -----------------
                                                                        7,088,408           7,275,915

Loss before income taxes, minority interest
 and equity in earnings of investees                                   (1,255,061)            (93,966)

Income tax (expense) credit                                               121,508            (265,964)
Minority interest in income of
 consolidated subsidiaries                                                259,358            (134,194)

                                                                 -----------------   -----------------
 Net loss                                                     $          (874,195)$          (494,124)
                                                                 =================   =================

Basic loss per share from continuing
   operations and net loss                                    $             (0.22)$             (0.14)
                                                                 =================   =================

Diluted loss per share from continuing
 operations and net loss                                      $             (0.22)$             (0.12)
                                                                 =================   =================

Basic weighted average shares outstanding                               3,999,331           3,519,191
                                                                 =================   =================

Diluted weighted average shares outstanding                             3,999,331           4,019,191
                                                                 =================   =================

                             See accompanying notes

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
              For the three months ended March 31, 2004 (Unaudited)

Common stock
  Balance, beginning of year                                 $            80,008
  Issued during year                                                           0
  Retired common shares                                                        0
  Purchase treasury shares                                                  (107)
                                                               ------------------
  Balance, end of period                                                  79,901
                                                               ------------------

Additional paid-in capital
  Balance, beginning of year                                          42,672,189
  Issued during year                                                           0
  Retired common shares                                                        0
  Purchase treasury shares                                               (31,763)
                                                               ------------------
  Balance, end of period                                              42,640,426
                                                               ------------------

Retained earnings
  Balance, beginning of year                                          (4,621,955)
  Net loss                                                              (874,195)      $          (874,195)
                                                               ------------------        ------------------
  Balance, end of period                                              (5,496,150)
                                                               ------------------

Accumulated other comprehensive income
  Balance, beginning of year                                           1,566,397
  Other comprehensive income
     Unrealized holding gain on securities
          net of reclassification adjustment                           2,695,910                 2,695,910
                                                               ------------------        ------------------
  Comprehensive income                                                                 $         1,821,715
                                                                                         ==================
  Balance, end of period                                               4,262,307
                                                               ------------------

Total shareholders' equity, end of period                    $        41,486,484
                                                               ==================

                             See accompanying notes

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

                                                                                     Three Months Ended
                                                                                March 31,         March 31,
                                                                                   2004              2003
                                                                              ---------------   ---------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
  Net loss                                                                 $        (874,195)$        (494,124)
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
  Amortization/accretion of fixed maturities                                         154,891           168,017
  Realized investment (gains) losses                                                  93,170          (242,281)
  Policy acquisition costs deferred                                                  (24,000)           (8,000)
  Amortization of deferred policy acquisition costs                                   77,345           176,461
  Amortization of cost of insurance acquired                                         467,868           370,486
  Depreciation                                                                       242,616           121,233
  Minority interest                                                                  259,358          (134,194)
  Change in accrued investment income                                                378,305            72,908
  Change in reinsurance receivables                                                  598,490           146,578
  Change in policy liabilities and accruals                                         (165,425)        1,075,409
  Charges for mortality and administration of
   universal life and annuity products                                            (2,389,691)       (2,116,380)
  Interest credited to account balances                                            1,367,913         1,381,828
  Change in income taxes payable                                                    (123,221)          198,753
  Change in other assets and liabilities, net                                       (547,302)          132,995
                                                                              ---------------   ---------------
Net cash provided by (used in) operating activities                                 (483,878)          849,689

Cash flows from investing activities:
  Proceeds from investments sold and matured:
  Fixed maturities held for sale                                                  47,326,595        12,329,492
  Fixed maturities matured                                                         4,508,407        12,136,686
  Mortgage loans                                                                   3,227,427         3,643,730
  Real estate                                                                              0           766,905
  Policy loans                                                                       838,683           656,512
  Short-term                                                                               0            51,114
                                                                              ---------------   ---------------
 Total proceeds from investments sold and matured                                 55,901,112        29,584,439
  Cost of investments acquired:
  Fixed maturities held for sale                                                  (4,497,188)      (26,771,651)
  Fixed maturities                                                                         0        (3,436,538)
  Equity securities                                                               (3,233,053)       (4,000,000)
  Mortgage loans                                                                    (916,737)       (2,764,230)
  Real estate                                                                     (1,216,287)         (259,059)
  Policy loans                                                                      (539,869)         (570,650)
  Short-term                                                                          (1,137)                0
                                                                              ---------------   ---------------
 Total cost of investments acquired                                              (10,404,271)      (37,802,128)
Purchase of property and equipment                                                    (4,382)                0
                                                                              ---------------   ---------------
Net cash provided by (used in) investing activities                               45,492,459        (8,217,689)

Cash flows provided by (used in) financing activities:
Policyholder contract deposits                                                     2,564,851         2,658,689
Policyholder contract withdrawals                                                 (1,984,799)       (1,708,399)
Proceeds from line of credit                                                       2,275,000                 0
Retirement of common stock                                                                 0          (238,800)
Purchase of treasury stock                                                           (31,869)          (58,735)
Payments of principal on notes payable                                            (2,289,776)         (705,499)
                                                                              ---------------   ---------------
Net cash provided by (used in) financing activities                                  533,407           (52,744)
                                                                              ---------------   ---------------

Net increase (decrease) in cash and cash equivalents                              45,541,988        (7,420,744)
Cash and cash equivalents at beginning of period                                   8,749,727        24,050,485
                                                                              ---------------   ---------------
Cash and cash equivalents at end of period                                 $      54,291,715 $      16,629,741
                                                                              ===============   ===============
                             See accompanying notes

                   UNITED TRUST GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying  consolidated financial statements have been prepared by United
Trust Group, Inc. ("UTG") and its consolidated subsidiaries ("Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Although
the Company  believes  the  disclosures  are  adequate  to make the  information presented not be misleading,  it is suggested that these consolidated  financial statements be read in conjunction with the consolidated financial statements and the notes thereto  presented in the  Company's  Annual Report on Form 10-K filed with the  Securities  and Exchange  Commission  for the year ended  December 31,
2003.

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
Jesse T. Correll and certain  companies  controlled by Mr. Correll.  Mr. Correll
holds  a  majority   ownership  of  First  Southern   Funding  LLC,  a  Kentucky
corporation,  ("FSF") and First Southern  Bancorp,  Inc.  ("FSBI"),  a financial services  holding  company  that  owns  100% of  First  Southern  National  Bank
("FSNB"),  which  operates  in the  State  of  Kentucky.  Mr.  Correll  is Chief
Executive Officer and Chairman of the Board of Directors of UTG and is currently
UTG's  largest  shareholder  through  his  ownership  control  of FSF,  FSBI and affiliates.  At March  31,  2004  Mr.  Correll  owns or  controls  directly  and indirectly approximately 65% of UTG's outstanding stock.

At March 31, 2004, consolidated subsidiaries of United Trust Group, Inc. were as depicted on the following organizational chart.

                    UNITED TRUST GROUP, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements - Continued

2.   INVESTMENTS

As of March  31,  2004  and  December  31,  2003,  fixed  maturities  and  fixed maturities  held  for  sale  represented  61% and  69%,  respectively,  of total invested  assets.  As  prescribed  by the  various  state  insurance  department statutes and  regulations,  the  insurance  companies'  investment  portfolio is required  to be  invested  in  investment  grade  securities  to  provide  ample protection for  policyholders.  In light of these statutes and regulations,  and the Company's business and investment  strategy,  the Company generally seeks to invest in United States  government and government  agency  securities and other high quality low risk  investments.  As of March 31, 2004, the carrying value of fixed maturity  securities in default as to principal or interest was immaterial in the context of consolidated  assets or shareholders'  equity. The investments held for sale are  carried at market,  with  changes  in market  value  directly
charged  to  shareholders'   equity.  To  provide  additional   flexibility  and
liquidity,  the Company has  categorized  almost all fixed maturity  investments acquired since 2000 as available for sale.

3.   NOTES PAYABLE

At March 31, 2004 and December 31, 2003, the Company had $ 0 and  $ 2,289,776 in
long-term  debt  outstanding,  respectively.  The notes payable were incurred in
April 2001 to facilitate the repurchase of common stock owned primarily by James
E. Melville and Larry E. Ryherd,  two former  officers and directors of UTG, and members of their  respective  families.  These notes bore  interest at the fixed rate of 7% per annum (paid  quarterly)  with payments of principal to be made in five equal  annual  installments.  On  January 7,  2004,  the  Company  paid the remaining principal balances on these notes.

A.   Lines of Credit

On November 15, 2001, UTG was extended a $ 3,300,000 line of credit ("LOC") from the First  National  Bank of the  Cumberlands  ("FNBC")  located in  Livingston,
Tennessee.  The FNBC is  owned  by,  Millard  V.  Oakley,  who at the time was a
Director of UTG.  The LOC was for a one-year  term from the date of issue.  Upon maturity the Company renewed the LOC for additional one-year terms. The interest rate on the LOC is variable and indexed to be the lowest of the U.S. prime rates as published in the Wall Street Journal,  with any interest rate  adjustments to be made monthly.  At March 31,  2004, the Company had no outstanding  borrowings attributable to this LOC.

On April 1,  2002, UTG was extended a $ 5,000,000 line of credit ("LOC") from an unaffiliated  third  party,  Southwest  Bank  of St.  Louis.  The  LOC was for a one-year term from the date of issue.  Upon maturity the Company renewed the LOC for  additional  one-year  terms,  with a maturity  date of April 30,  2004.  As collateral  for any draws  under the line of  credit,  UTG  pledged  100% of the common  stock of its  insurance  subsidiary  UG.  Borrowings  under the LOC bear interest at the rate of .25% in excess of  Southwest  Bank of St.  Louis'  prime rate. At March 31,  2004,  the Company had  $ 2,275,000  outstanding  borrowings attributable  to this LOC,  which were used to repay the  outstanding  principal balances on the notes payable.

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

The  purchase  price of  shares  repurchased  under the  stock  restriction  and buy-sell agreement shall be computed,  on a per share basis, equal to the sum of
(i) the  original  purchase  price paid to acquire such shares from UTG and (ii)
the  consolidated  statutory net earnings (loss) per share of such shares during the  period  from the end of the month  next  preceding  the month in which such shares  were  acquired  pursuant  to the  plan,  to the  end of the  month  next preceding the month in which the sale of such shares to UTG occurs. At March 31,
2004, UTG had 75,437 shares outstanding that were issued under this program with a value of $ 11.63 per share pursuant to the above formula.

B.   Stock Repurchase Program

On June 5, 2001,  the Board of Directors of UTG authorized the repurchase in the open  market or in  privately  negotiated  transactions  of up to $ 1 million of
UTG's common stock.  Repurchased  shares are  available for future  issuance for general corporate  purposes.  Through April 30, 2004, UTG has spent $ 873,199 in the acquisition of 125,633 shares under this program.

C.   Earnings Per Share Calculations

Earnings per share are based on the  weighted  average  number of common  shares outstanding  during each  period,  retroactively  adjusted to give effect to all stock splits, in accordance with Statement of Financial Accounting Standards No.
128.  At March 31,  2004,  diluted  earnings  per  share  were the same as basic earnings  per share since the UTG had no dilutive  instruments  outstanding.  At
March 31, 2003,  UTG had an  obligation  to issue to FSF or its assigns  500,000 shares of UTG common stock, as a result of a failed earnings covenant.  As such, the  computation  of diluted  earnings per share differs from basic earnings per share at March 31, 2003.

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

On June 10,  2002 UTG and Fiserv LIS formed an alliance between their respective organizations to provide third party  administration (TPA) services to insurance companies  seeking business process  outsourcing  solutions.  Fiserv LIS will be responsible  for the marketing and sales  function for the alliance,  as well as providing the operations  processing  service for the Company.  The Company will staff the administration  effort. To facilitate the alliance,  the Company plans to convert its existing business to "ID3", a software system owned by Fiserv LIS to  administer  an array of life,  health and annuity  products in the insurance industry.  Fiserv  LIS is a unit of  Fiserv,  Inc.  (Nasdaq:  FISV)  which is an independent, full-service provider of integrated data processing and information management  systems to the  financial  industry,  headquartered  in  Brookfield,
Wisconsin.  The Company began the conversion of its existing  insurance business to the "ID3" software system in February 2004.

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

6.   Other Cash Flow Disclosure

On a cash basis,  the Company paid  $ 25,634  and  $ 41,416 in interest  expense during the first three months of 2004 and 2003,  respectively.  The Company paid no  federal  income  tax  during  the  first  three  months  of 2004  and  2003, respectively.  In April 2003,  the Company issued  500,000  previously  unissued shares of UTG common stock to FSF. At March 31,  2003,  the Company had acquired
$ 19,775  in equity  securities  for which the cash had not yet been  paid.  The payable for these securities was included in the line item other  liabilities on the balance sheet.

7.   CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial  institutions that at times may exceed federally  insured limits.  The Company  maintains its primary  operating cash accounts with First  Southern  National  Bank, an affiliate of UTG, and its largest  shareholder,  Chairman  and  CEO,  Jesse  Correll.  The  Company  holds approximately  $ 20,000,000 for which there are no pledges or guarantees outside
FDIC  insurance  limits.  The  Company  has not  experienced  any losses in such accounts and believes it is not exposed to any  significant  credit risk on cash and cash equivalents.

8.   COMPREHENSIVE INCOME

                                                                                          Tax
                                                                   Before-Tax          (Expense)            Net of Tax
              March 31, 2004                                         Amount            or Benefit             Amount
              ----------------------------------------------    ----------------    -----------------    ---------------

              Unrealized holding gains during
                   period                                   $        4,289,300     $   (1,501,255)      $     2,788,045
              Less: reclassification adjustment
                   for gains realized in net income                   (141,746)           (49,611)              (92,135)
                                                                ----------------    -----------------    ---------------
               Net unrealized gains                                  4,147,554         (1,451,644)            2,695,910
                                                                ----------------    -----------------    ---------------
               Other comprehensive income                    $       4,147,554     $   (1,451,644)      $     2,695,910
                                                                ================    =================    ===============

9.       NEW ACCOUNTING STANDARDS

The Financial  Accounting  Standards Board ("FASB") has issued Statement No. 132
(revised 2003),  Employers'  Disclosures about Pensions and Other Postretirement
Benefits (an amendment of FASB Statements 87, 88 and 106). Statement No. 132 was
developed to address concerns of users of financial  statements  regarding their need for more  information  about  pension  plan  assets,  obligations,  benefit payment, contributions and net benefit costs.

This  statement  was  effective  at the  beginning of the first  interim  period beginning after December 15,  2003. The adoption of Statement 132 (revised 2003)
did not affect the Company's financial position or results of operations,  since the Company has no such plans that meet the provisions of this statement.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations,  financial condition and liquidity and capital resources.
This analysis  should be read in  conjunction  with the  consolidated  financial statements and related notes that appear  elsewhere in this report.  The Company reports  financial results on a consolidated  basis. The consolidated  financial statements include the accounts of UTG and its subsidiaries at March 31, 2004.

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

Results of Operations

(a)  Revenues

The Company  experienced a nominal decrease in premiums and policy fee revenues, net of  reinsurance  premiums and policy fees,  when  comparing  the first three months of 2004 to the same period in 2003. The Company  currently  writes little new  business.  Unless the  Company  acquires a block of  in-force  business  or significantly  increases its marketing,  management  expects  premium revenue to continue  to  decline  at  a  similar  rate,  which  is  consistent  with  prior experience.

Since early 2002, the Company has  implemented a conservation  effort,  which is still in place,  in an attempt  to improve  the  persistency  rate of  insurance company's  policies.  Several of the  customer  service  representatives  of the
Company have become  licensed  insurance  agents,  allowing  them to offer other products  within the Company's  portfolio to existing  customers.  Additionally, stronger  efforts  have been  made in policy  retention  through  more  personal contact with the customer including telephone calls to discuss  alternatives and reasons for a customer's  request to surrender  their  policy.  Previously,  the
Company's agency force was primarily  responsible for conservation efforts. With the  decline in the number of agents,  their  ability to reach  these  customers diminished,  making  conservation  efforts difficult.  The conservation  efforts described  above have been  generally  positive.  Management  will  continue  to monitor these efforts and make  adjustments  as seen  appropriate to enhance the future  success of the program.  The Company has also  implemented a new product referred to as "the Legacy" to be  specifically  used by the  licensed  customer service  representatives  as an alternative for the customer in the conservation efforts.  The  Company  is looking at  additional  products  to offer to further enhance conservation and home office sales.

The Company has considered the feasibility of a marketing opportunity with First
Southern  National  Bank  (FSNB)  an  affiliate  of UTG's  largest  shareholder,
Chairman  and CEO, Mr.  Jesse T.  Correll.  Management  has  considered  various products  including  annuity type  products,  mortgage  protection  products and existing  insurance  products,  as potential  products that could be marketed to banking customers.  This marketing  opportunity has potential and is believed to be a viable niche.  The Company has designed an annuity  product  ("Horizon") as well as two life  products  ("Legacy"  and "Kid  Kare")  which are to be used in marketing  efforts by FSNB. The  introduction of these new products is currently not expected to produce significant  premium writings.  The Company is currently looking at other types of products to compliment the existing  offerings.  Among these being considered is a child product and term life insurance.

Net  investment  income  decreased 37% when  comparing the first three months of
2004 to the same period in 2003.  Although there has been no significant  change in the  national  prime rate during the last year,  the decline in the  interest rate  environment has resulted in lower earnings on short-term  funds as well as on longer-term investments acquired.  Management has shortened the length of the
Company's  portfolio and maintained a  conservative  investment  philosophy.  As such,  following  an analysis of current  holdings  during the first  quarter of
2004, the Company  liquidated  approximately  $ 38,212,000 of its collateralized mortgage  obligation  bond  portfolio  in order to limit its  interest  rate and extension  risk. In addition,  there were  $ 12,420,000 in bonds that matured or were  called  during  the  first  three  months  of 2004.  The  result  of these transactions is an excess of cash invested in short-term money market funds. The
Company is currently looking to other short-term  investment vehicles as changes in the interest rate environment take effect. The Company has also reinvested in a limited  number of bonds at current lower yields during the quarter.  Although this hurts  investment  earnings  in the short run,  the  Company has not had to write off any investment losses due to excessive risk.

The Company's  investments are generally  managed to match related insurance and policyholder liabilities.  The comparison of investment return with insurance or investment  product crediting rates establishes an interest spread.  The Company monitors  investment  yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads, ranging from 1%
to 2%. The Company has lowered all rate-adjustable  products to their guaranteed minimums. The guaranteed minimum crediting rates on these products range from 3%
to 5.5%.  If interest  rates  continue to decline,  the Company won't be able to lower  rates,  and both net  investment  income and net income  will be impacted negatively.

The Company had realized investment losses of $ 92,135 in the first three months of 2004  compared to net realized  investment  gains of  $ 242,281  for the same period in 2003. The net realized loss in 2004 is primarily comprised of $ 93,170 in net realized losses from the disposal of fixed maturity  securities.  The net realized  gains in 2003  consist of a $ 244,608  in net  realized  gains on real estate that was primarily from the sale of two separate parcels of land held for investment purposes in Springfield, Illinois.

Other income  increased 28% when comparing the first three months of 2004 to the same  period in 2003.  The  majority of the revenue in this line item comes from the  Company  performing  administrative  work  as a third  party  administrator
("TPA") for unaffiliated life insurance companies, and as such, receives monthly fees based on policy in force counts and certain other activity  indicators such as number of premium  collections  performed.  During the first three  months of
2004 and 2003, the Company received  $ 112,227 and $ 117,259  respectively,  for this work.  These TPA revenue fees are included in the line item "other  income"
on the Company's consolidated  statements of operations.  The Company intends to pursue other TPA  arrangements  through its alliance with Fiserv Life  Insurance
Solutions  (Fiserv LIS), to provide TPA services to insurance  companies seeking business  process  outsourcing  solutions.  Fiserv  LIS is  responsible  for the marketing  and sales  function for the  alliance,  as well as providing the data center operations. UTG will staff the administration effort. Management believes this  alliance  with Fiserv LIS  positions  the  Company to generate  additional revenues by utilizing  the Company's  current  excess  capacity,  administrative services,  and  implementation  of the new Fiserv LIS "ID3" software system.  In addition,  due to  ongoing  regulatory  changes  and the  fact  the  Company  is repositioning  itself for future growth, the Company believes  implementation of the "ID3"  software  system is critical in order to proceed in the Company's new direction of TPA services.  Fiserv LIS is a unit of Fiserv, Inc. (Nasdaq:  FISV)
which is an independent, full-service provider of integrated data processing and information  management  systems to the  financial  industry,  headquartered  in
Brookfield, Wisconsin.

(b)  Expenses

Life benefits,  claims and settlement  expenses net of reinsurance  benefits and claims,  decreased  6% in the first  three  months of 2004  compared to the same period in 2003.  This  decrease for the first three months is due to a reduction in reinsurance  benefits  incurred year to date. The Company had fewer high face death  claims that were  reinsured in the first three months of 2004 as compared to the first three  months of 2003.  The Company  reinsures  its risks as to not retain more than $125,000 on any one life. Therefore,  the amount of reinsurance benefit  incurred is determined by the size of an insured's  policy when a claim for benefit is made.  Aside from the effect of  reinsurance,  policy  surrenders remained at comparable  levels when  comparing the first three months of 2004 to the same  period in 2003.  Consequently,  the  reinsurance  benefits  and claims received,  decreased  accordingly.  Policy  claims  vary  from  year to year and therefore,  fluctuations  in mortality are to be expected and are not considered unusual by  management.  Overall,  reserves  continue  to  increase  on in-force policies as the age of the insured increases.

Commissions and amortization of deferred policy  acquisition costs decreased 85%
for the first three months of 2004 compared to the same period in 2003. The most significant  factor in the decrease is  attributable to the Company paying fewer commissions,  since the  company  writes very  little new  business  and renewal premiums  on  existing  business  continue  to  decline.  Commissions  paid will continue to decline as terminated agents  discontinue their association with the
Company.  Depending  upon the nature of the contract that the agent has with the
Company, the agent may become vested, a process which allows them to continue to receive  commissions for a certain period even after the agent has  discontinued
his  association  with the  Company.  Over  time,  fewer and fewer  agents  have remained  vested,  further  reducing  the  commissions  payable by the  Company.
Another factor of the decrease is  attributable  to normal  amortization  of the deferred policy  acquisition costs asset. The Company reviews the recoverability of  the  asset  based  on  current  trends  and  known  events  compared  to the assumptions used in the establishment of the original asset. No impairments were recorded in either of the periods reported.

Operating  expenses  increased 19% in the first three months of 2004 compared to the same period in 2003.  Expenses  increased  due to  expenses  incurred in the normal course of business.  The Company continues to simplify its organizational structure and monitor expenditures looking for savings opportunities.

Interest expense decreased 38% in the first three months of 2004 compared to the same period in 2003. In January 2004,  the Company  utilized a line of credit to repay the  remaining  debt owed to two  former  officers  and  directors  of the
Company  and  their  respective  families  as a result  of an April  2001  stock purchase  transaction.  These  notes bore  interest  at the fixed rate of 7% per annum.  The line of  credit  bears  interest  at the rate of .25% in  excess  of
Southwest Bank of St. Louis' prime rate.  Management  believes  overall  sources available  are more than adequate to service this debt.  These  sources  include current cash  Management  believes  overall  sources  available  are adequate to service this debt. These sources include current cash balances of UTG,  existing lines of credit and expected future dividends from its life insurance subsidiary
UG.

(c)  Net income

The Company  had a net loss of  $ (874,195)  in the first  three  months of 2004 compared to a net loss of $ (494,124)  for the same period in 2003. The net loss in 2004 was mainly attributable to the decrease in investment income

Financial Condition

The  financial  condition of the Company has improved  since  December 31, 2003.
Total shareholders' equity increased  approximately  $ 1,790,000 as of March 31,
2004  compared  to December  31,  2003.  The  increase  is  attributable  to the performance of the equity  investments of  $ 2,696,000,  net of deferred  taxes, that was included in the accumulated  other  comprehensive  income. In addition, the Company purchased  treasury shares and retired common stock in the amount of
$ 31,870,  which also  decreased  shareholders'  equity.  At March 31, 2004, the
Company  implemented  FAS 150 regarding  the  accounting  for certain  financial
instruments  with   characteristics   of  both  liabilities  and  equity.   This
implementation   resulted  in  reclassifying   $ 49,635  from  equity  to  other
liabilities on the financial statement.

Investments  represent  approximately  63% and 77% of total  assets at March 31,
2004 and December  31,  2003,  respectively.  Accordingly,  investments  are the largest asset group of the Company.  The Company's  insurance  subsidiaries  are regulated by insurance  statutes and  regulations  as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, the majority of the  Company's  investment  portfolio is invested in high  quality,  low risk investments.

As of March 31, 2004, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders'  equity. The Company has identified  securities it may sell and classified them as "investments  held for sale".  Investments  held for sale are
carried  at  market,   with  changes  in  market  value   charged   directly  to
shareholders'  equity.  To provide  additional  flexibility  and liquidity,  the
Company has  categorized  almost all fixed maturity  investments  acquired since
2000 as available for sale.

Liquidity and Capital Resources

The  Company  has  three  principal  needs for cash - the  insurance  companies'
contractual obligations to policyholders,  the payment of operating expenses and the servicing of its long-term debt.  Cash and cash  equivalents as a percentage of  total  assets  were  approximately  17%  and 3% as of  March 31,  2004,  and
December 31,  2003,  respectively.  Fixed  maturities  as a percentage  of total invested  assets  were  approximately  38%  and  53% as of  March 31,  2004  and
December 31, 2003, respectively.

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

Net cash  (used  in)  provided  by  operating  activities  was  $ (483,878)  and
$ 849,689 for the three months ending March 31, 2004 and 2003, respectively. The net  cash  provided  by  operating  activities  plus net  policyholder  contract deposits after the payment of policyholder  withdrawals equaled $ 96,174 for the first three months of 2004 and $ 1,799,979  the same period in 2003.  Management utilizes this  measurement  of cash flows as an indicator of the  performance of the Company's  insurance  operations,  since reporting  regulations require cash inflows and  outflows  from  universal  life  insurance  products to be shown as financing activities when reporting on cash flows.

Net cash  provided  by (used  in)  investing  activities  was  $ 45,492,459  and
$ (8,217,689)  for the  three-month  periods  ending  March  31,  2004 and 2003, respectively.  The  most  significant  aspect  of cash  provided  by  (used  in)
investing  activities  is the fixed  maturity  transactions.  The  Company  sold
$ 51,835,002  and  $ 24,466,178 of fixed maturities in the first three months of
2004 and 2003, respectively.  In addition, the Company purchased $ 4,497,188 and
$ 30,208,189 of fixed maturities in 2004 and 2003, respectively.

Net cash provided by (used in) financing activities was $ 533,407 and $ (52,744)
for the  three  month  periods  ending  March 31,  2004 and 2003,  respectively.
Policyholder  contract  deposits  decreased 4% in the first three months of 2004 compared to the same period in 2003. Policyholder contract withdrawals increased
16% in the first three  months of 2004  compared to the same period in 2003.  In addition,  as of March 31,  2004,  the Company  had  retired  $238,800 in common stock.

At March 31, 2004,  the Company had a total of  $2,275,000  in  short-term  debt outstanding.  Management  believes  overall  sources  available  are  more  than adequate to service this debt.  These sources  include  current cash balances of
UTG,  expected  future  operating  cash flows and payment of dividends  from the
Company's life subsidiary, UG.

UTG is a holding  company that has no day-to-day  operations  of its own.  Funds required to meet its expenses,  generally costs  associated with maintaining the company in good  standing with states in which it does  business,  are primarily provided  by its  subsidiaries.  On a parent  only  basis,  UTG's  cash  flow is dependent  on  management  fees  received  from its  subsidiaries  and  earnings received  on  cash  balances.  At  March  31,  2004,  substantially  all  of the consolidated shareholders equity represents net assets of its subsidiaries.  The
Company's insurance  subsidiaries have maintained adequate statutory capital and surplus and have not used surplus  relief or financial  reinsurance,  which have come under  scrutiny by many state  insurance  departments.  The payment of cash dividends  to  shareholders  is  not  legally  restricted.  However,  the  state insurance  department  regulates  insurance  company dividend payments where the company is domiciled.

UG is an Ohio  domiciled  insurance  company,  which  requires  five days  prior notification  to the  insurance  commissioner  for the  payment  of an  ordinary dividend.  Ordinary  dividends  are  defined  as the  greater  of: a) prior year statutory  earnings or b) 10% of statutory capital and surplus.  At December 31,
2003 UG's total  statutory  capital and surplus  amounted  to  $ 13,008,198.  At
December 31,  2003,  UG had a statutory  loss from  operations  of  $ 1,461,177.
Extraordinary  dividends  (amounts in excess of ordinary  dividend  limitations)
require prior approval of the insurance commissioner and are not restricted to a specific calculation.

Management   believes  the  overall  sources  of  liquidity  available  will  be sufficient to satisfy the Company's financial obligations.

Accounting Developments

The Financial  Accounting  Standards Board ("FASB") has issued Statement No. 132
(revised 2003),  Employers'  Disclosures about Pensions and Other Postretirement
Benefits (an amendment of FASB Statements 87, 88 and 106). Statement No. 132 was
developed to address concerns of users of financial  statements  regarding their need for more  information  about  pension  plan  assets,  obligations,  benefit payment, contributions and net benefit costs.

This  statement  was  effective  at the  beginning of the first  interim  period beginning after December 15,  2003. The adoption of Statement 132 (revised 2003)
did not affect the Company's financial position or results of operations,  since the Company has no such plans that meet the provisions of this statement.

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

                                                                    March 31, 2004
                                                                Expected maturity date
                                     2004          2005      2006       2007         2008        Thereafter     Total     Fair value
          Long term debt
            Fixed rate                  0             0         0          0            0           0               0            0
            Avg. int. rate              0             0         0          0            0           0               0            0
            Variable rate       2,275,000             0         0          0            0           0       2,275,000    2,275,000
            Avg. int. rate              0             0         0          0            0           0               0            0

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

    10.      Exhibits

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

     11.      REPORTS ON FORM 8-K

NONE

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                            UNITED TRUST GROUP, INC.
                                  (Registrant)

Date:   May 10, 2004                    By  /s/ Randall L. Attkisson

                                            Randall L. Attkisson
                                            President, Chief Operating Officer
                                               and Director

Date:   May 10, 2004                        By  /s/ Theodore C. Miller

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