Form 10-K/A
period 2003-12-31
UNITED TRUST GROUP INC
filed 2004-05-14
CIK 832480

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
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

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K (229.405 of this chapter) is not contained  herein,  and will not be contained,  to the best of registrant's knowledge, in definitive proxy or information  statements  incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. [  ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined by Rule 12b-2 of the Act). Yes [ ] No [X]

As  of  June 26,   2003,  shares  of  the  Registrant's  common  stock  held  by non-affiliates  (based upon the price of the last sale of $ 7.25 per share), had an aggregate market value of approximately $ 9,743,050.

At March  1, 2004 the  Registrant  had  4,001,654  outstanding  shares of Common
Stock, stated value $ .02 per share.

DOCUMENTS INCORPORATED BY REFERENCE:  None

This 10-K/A was amended so that the Index of Exhibits and Exhibits 32.1 and 32.2 are included in the publicly viewed filing.  They were previously  excluded from public view in our 03/24/2004 10-K filing.

                                INDEX TO EXHIBITS

 Exhibit
  Number

2(a)(4)   Articles  of  Merger of First  Commonwealth  Corporation,  A  Virginia
          Corporation  with and into  United  Trust  Group,  Inc.,  An  Illinois
          Corporation dated as of May 30, 2002, including exhibits thereto.

3(a)      Articles of Incorporation of the Registrant and all amendments thereto.

3(b)      By-Laws for the Registrant and all amendments thereto.

4(a)(4)   UTG's Agreement pursuant to Item  601(b)(4)(iii)(A)  of Regulation S-K with respect to long-term debt instruments.

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

99(a)    (3)   Audit Committee Charter.

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

                            UNITED TRUST GROUP, INC.
                                  (Registrant)

                                                                    May 14, 2004
/s/Theodore C. Miller
Theodore C. Miller, Chief Financial Officer