Form 10-Q
period 2004-06-30
UNITED TRUST GROUP INC
filed 2004-08-11
CIK 832480

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the registrant's common stock as of July 30,
2004, was 3,998,025.

                   UNITED TRUST GROUP, INC. AND SUBSIDIARIES
                                (The "Company")

                               TABLE OF CONTENTS

Part 1.   Financial Information................................................3

   Item 1.  Financial Statements...............................................3

     Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003.....3
     Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003............................................4
     Consolidated Statement of Changes in Shareholders' Equity for the
       six months ended June 30, 2004..........................................5
     Consolidated Statements of Cash Flows for the six months ended
       June 30, 2004 and 2003..................................................6
     Notes to Consolidated Financial Statements................................7
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                       June 30,             December 31,
        ASSETS                                                                           2004                  2003*
                                                                                   ------------------    -------------------

Investments:
    Fixed maturities at amortized cost
      (market $17,614,527 and $27,440,277)                                      $         17,371,671  $          26,724,507
    Investments held for sale:
      Fixed maturities, at market (cost $139,847,687 and $139,248,547)                   139,554,490            139,390,382
      Equity securities, at market (cost $15,242,497 and $7,209,443)                      19,196,711              9,362,165
    Mortgage loans on real estate at amortized cost                                       21,179,783             26,715,968
    Investment real estate, at cost, net of accumulated depreciation                      28,011,398             24,725,824
    Policy loans                                                                          13,002,731             13,226,399
    Short-term investments                                                                    36,106                 34,677
                                                                                   ------------------    -------------------
                                                                                         238,352,890            240,179,922

Cash and cash equivalents                                                                 12,299,171              8,749,727
Securities of affiliate                                                                    4,000,000              4,000,000
Accrued investment income                                                                  1,703,744              1,961,552
Reinsurance receivables:
    Future policy benefits                                                                32,629,475             32,789,725
    Policy claims and other benefits                                                       4,049,134              4,120,299
Cost of insurance acquired                                                                13,682,249             14,616,667
Deferred policy acquisition costs                                                          1,981,953              2,122,643
Property and equipment, net of accumulated depreciation                                    2,304,664              2,450,109
Income taxes receivable, current                                                             115,835                212,197
Other assets                                                                                 287,766                354,292
                                                                                   ------------------    -------------------
          Total assets                                                          $        311,406,881  $         311,557,133
                                                                                   ==================    ===================

            LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits                                                          $        236,363,466  $         236,192,132
Policy claims and benefits payable                                                         2,048,692              2,541,735
Other policyholder funds                                                                   1,356,181              1,038,063
Dividend and endowment accumulations                                                      12,618,329             12,626,515
Deferred income taxes                                                                      6,533,619              6,763,648
Notes payable                                                                              2,275,000              2,289,776
Other liabilities                                                                          4,693,844              5,557,215
                                                                                   ------------------    -------------------
          Total liabilities                                                              265,889,131            267,009,084
                                                                                   ------------------    -------------------
Minority interests in consolidated subsidiaries                                            5,807,323              4,851,410
                                                                                   ------------------    -------------------

Shareholders' equity:
Common stock - no par value, stated value $.02 per share
Authorized 7,000,000 shares - 3,993,131 and 4,004,666 shares issued
    after deducting treasury shares of 185,671 and 174,136                                    79,783                 80,008
Additional paid-in capital                                                                42,605,356             42,672,189
Retained earnings                                                                         (5,429,309)            (4,621,955)
Accumulated other comprehensive income                                                     2,454,597              1,566,397
                                                                                   ------------------    -------------------
          Total shareholders' equity                                                      39,710,427             39,696,639
                                                                                   ------------------    -------------------
          Total liabilities and shareholders' equity                            $        311,406,881  $         311,557,133
                                                                                   ==================    ===================

* Balance sheet audited at December 31, 2003.
                             See accompanying notes

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                  Three Months Ended                Six Months Ended
                                                              June 30,        June 30,         June 30,        June 30,
                                                              2004            2003             2004            2003
                                                          --------------  ---------------  --------------  ---------------
Revenues:

    Premiums and policy fees                            $     4,513,150 $      4,802,915 $     9,134,108 $      9,370,192
    Reinsurance premiums and policy fees                       (841,483)        (709,676)     (1,588,296)      (1,393,950)
    Net investment income                                     2,734,854        2,898,159       4,565,931        5,648,849
    Realized investment gains (losses), net                        (619)         317,877         (92,754)         560,158
    Other income                                                201,301          169,035         421,561          340,816
                                                          --------------  ---------------  --------------  ---------------
                                                              6,607,203        7,478,310      12,440,550       14,526,065

Benefits and other expenses:

    Benefits, claims and settlement expenses:
      Life                                                    5,474,567        5,076,050      10,347,645       10,527,115
      Reinsurance benefits and claims                        (1,091,949)        (679,579)     (1,358,912)      (1,157,223)
      Annuity                                                   288,938          289,162         569,633          566,353
      Dividends to policyholders                                251,736          245,810         536,968          516,118
    Commissions and amortization of deferred
      policy acquisition costs                                   39,322           72,579          64,738          246,232
    Amortization of cost of insurance acquired                  466,550          369,335         934,418          739,821
    Operating expenses                                        1,432,013        3,500,807       2,829,461        4,670,247
    Interest expense                                             24,709           39,962          50,343           81,378
                                                          --------------  ---------------  --------------  ---------------
                                                               6,885,886        8,914,126      13,974,294       16,190,041

Loss before income taxes, minority interest
    and equity in earnings of investees                        (278,683)      (1,435,816)     (1,533,744)      (1,663,976)

Income tax credit                                               489,652          766,324         611,160          500,360
Minority interest in (income) loss of
    consolidated subsidiaries                                  (144,128)               0         115,230                0

                                                          --------------  ---------------  --------------  ---------------
Net income (loss)                                       $        66,841 $       (669,492)$      (807,354)$     (1,163,616)
                                                          ==============  ===============  ==============  ===============

Basic income (loss) per share from continuing
    operations and net income (loss)                    $          0.02 $          (0.17)$         (0.20)$          (0.32)
                                                          ==============  ===============  ==============  ===============

Diluted income (loss) per share from continuing
    operations and net income (loss)                    $          0.02 $          (0.17)$         (0.20)$          (0.32)
                                                          ==============  ===============  ==============  ===============

Basic weighted average shares outstanding                     3,980,811        3,845,046       3,983,358        3,683,019
                                                          ==============  ===============  ==============  ===============

Diluted weighted average shares outstanding                   3,980,811        3,845,046       3,983,358        3,683,019
                                                          ==============  ===============  ==============  ===============

                             See accompanying notes

                             UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
               For the six months ended June 30, 2004 (Unaudited)
------------------------------------------------------------------------------------------------------------------

Common stock
    Balance, beginning of year                                      $           80,008
    Issued during year                                                               0
    Retired common shares                                                            0
    Purchase treasury shares                                                      (225)
                                                                      -----------------
    Balance, end of period                                                      79,783
                                                                      -----------------

Additional paid-in capital
    Balance, beginning of year                                              42,672,189
    Issued during year                                                               0
    Retired common shares                                                            0
    Purchase treasury shares                                                   (66,833)
                                                                      -----------------
    Balance, end of period                                                  42,605,356
                                                                      -----------------

Retained earnings
    Balance, beginning of year                                              (4,621,955)
    Net loss                                                                  (807,354)      $         (807,354)
                                                                      -----------------        -----------------
    Balance, end of period                                                  (5,429,309)
                                                                      -----------------

Accumulated other comprehensive income
    Balance, beginning of year                                               1,566,397
    Other comprehensive income
      Unrealized holding gain on securities net of
        minority interest and reclassification adjustment                      888,200                  888,200
                                                                      -----------------        -----------------
    Comprehensive income                                                                     $           80,846
                                                                                               =================
    Balance, end of period                                                   2,454,597
                                                                      -----------------

Total shareholders' equity, end of period                           $       39,710,427
                                                                      =================
                             See accompanying notes

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)
---------------------------------------------------------------------------------------------------------------------

                                                                                           Six Months Ended
                                                                                      June 30,           June 30,
                                                                                        2004               2003
                                                                                   ---------------    ---------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
 Net loss                                                                       $        (807,354) $      (1,163,616)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
   Amortization/accretion of fixed maturities                                             291,407            514,127
   Realized investment gains (losses), net                                                 92,754           (560,158)
   Policy acquisition costs deferred                                                       (9,000)           (40,000)
   Amortization of deferred policy acquisition costs                                      149,690            274,922
   Amortization of cost of insurance acquired                                             934,418            739,821
   Depreciation                                                                           599,885            305,554
   Minority interest                                                                      955,913                  0
   Change in accrued investment income                                                    257,808            277,619
   Change in reinsurance receivables                                                      231,415             49,734
   Change in policy liabilities and accruals                                              891,705          1,172,031
   Charges for mortality and administration of
    universal life and annuity products                                                (4,703,525)        (4,376,292)
   Interest credited to account balances                                                2,710,746          2,761,079
   Change in income taxes payable                                                        (611,928)          (567,571)
   Change in other assets and liabilities, net                                           (796,845)         1,547,729
                                                                                   ---------------    ---------------
Net cash provided by operating activities                                                 187,089            934,979

Cash flows from investing activities:
 Proceeds from investments sold and matured:
  Fixed maturities held for sale                                                       47,830,852         36,346,064
  Fixed maturities matured                                                             10,627,244         24,922,488
  Mortgage loans                                                                        6,712,921          5,021,255
  Real estate                                                                              87,141            872,903
  Policy loans                                                                          1,434,554          1,257,763
  Short-term                                                                                    0            150,000
                                                                                   ---------------    ---------------
 Total proceeds from investments sold and matured                                      66,692,712         68,570,473
 Cost of investments acquired:
Fixed maturities held for sale                                                        (48,702,180)       (61,147,319)
  Fixed maturities                                                                     (1,387,595)        (4,283,412)
  Equity securities                                                                    (8,033,053)        (6,391,470)
  Mortgage loans                                                                       (1,176,737)        (4,997,051)
  Real estate                                                                          (3,817,178)        (1,184,103)
  Policy loans                                                                         (1,210,886)        (1,158,084)
  Short-term                                                                                 (214)            (2,433)
                                                                                   ---------------    ---------------
 Total cost of investments acquired                                                   (64,327,843)       (79,163,872)
 Purchase of property and equipment                                                        (9,977)          (555,743)
                                                                                   ---------------    ---------------
Net cash provided by (used in) investing activities                                     2,354,892        (11,149,142)

Cash flows from financing activities:
 Policyholder contract deposits                                                         4,735,116          4,939,629
 Policyholder contract withdrawals                                                     (3,645,819)        (3,587,242)
 Proceeds from line of credit                                                           2,275,000                  0
 Retirement of common stock                                                                     0           (258,794)
 Purchase of treasury stock                                                               (67,058)           (95,447)
 Payments of principal on notes payable                                                (2,289,776)          (705,499)
                                                                                   ---------------    ---------------
Net cash provided by financing activities                                               1,007,463            292,647
                                                                                   ---------------    ---------------

Net increase (decrease) in cash and cash equivalents                                    3,549,444         (9,921,516)
Cash and cash equivalents at beginning of period                                        8,749,727         24,050,485
                                                                                   ---------------    ---------------
Cash and cash equivalents at end of period                                      $      12,299,171  $      14,128,969
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
Jesse T. Correll and certain  companies  controlled by Mr. Correll.  Mr. Correll
holds  a  majority   ownership  of  First  Southern   Funding  LLC,  a  Kentucky
corporation,  ("FSF") and First Southern  Bancorp,  Inc.  ("FSBI"),  a financial services  holding  company  that  owns  100% of  First  Southern  National  Bank
("FSNB"),  which  operates  in the  State  of  Kentucky.  Mr.  Correll  is Chief
Executive Officer and Chairman of the Board of Directors of UTG and is currently
UTG's  largest  shareholder  through  his  ownership  control  of FSF,  FSBI and affiliates.  At  June 30,  2004  Mr.  Correll  owns  or  controls  directly  and indirectly approximately 66% of UTG's outstanding stock.

At June 30, 2004, consolidated  subsidiaries of United Trust Group, Inc. were as depicted on the following organizational chart.

2.   INVESTMENTS

As of June 30, 2004 and December 31, 2003, fixed maturities and fixed maturities held for sale represented 66% and 69%,  respectively,  of total invested assets.
As  prescribed  by  the  various  state   insurance   department   statutes  and
regulations,  the insurance  companies'  investment  portfolio is required to be invested  in  investment  grade  securities  to  provide  ample  protection  for policyholders.  In light of these  statutes and  regulations,  and the Company's business  and  investment  strategy,  the Company  generally  seeks to invest in
United States government and government agency securities and other high quality low risk investments.  As of June 30, 2004, the carrying value of fixed maturity securities in default as to principal or interest was  immaterial in the context of consolidated  assets or shareholders'  equity.  The investments held for sale are  carried  at  market,  with  changes  in market  value  directly  charged to shareholders'  equity.  To provide  additional  flexibility  and liquidity,  the
Company has  categorized  almost all fixed maturity  investments  acquired since
2000 as available for sale.

3.   NOTES PAYABLE

At  June 30,  2004 and  December 31,  2003,  the  Company  had  $ 2,275,000  and
$ 2,289,776 in notes payable outstanding,  respectively.  The notes payable were incurred  in April 2001 to  facilitate  the  repurchase  of common  stock  owned primarily  by James E.  Melville and Larry E.  Ryherd,  two former  officers and directors of UTG,  and members of their  respective  families.  These notes bore interest at the fixed rate of 7% per annum  (paid  quarterly)  with  payments of principal to be made in five equal annual installments.  On January 7, 2004, the
Company paid the remaining  principal balances on these notes with proceeds from the Southwest Bank of St. Louis line of credit.

On April 1,  2002, UTG was extended a $ 5,000,000 line of credit ("LOC") from an unaffiliated  third  party,  Southwest  Bank  of St.  Louis.  The  LOC was for a one-year term from the date of issue.  Upon maturity the Company renewed the LOC for additional  one-year or six-month terms, with a maturity date of October 30,
2004. As collateral for any draws under the line of credit,  UTG pledged 100% of the common stock of its insurance  subsidiary UG.  Borrowings under the LOC bear interest at the rate of .25% in excess of  Southwest  Bank of St.  Louis'  prime rate.  At June 30,  2004,  the Company had  $ 2,275,000  outstanding  borrowings attributable to this LOC.

On November 15, 2001, UTG was extended a $ 3,300,000 line of credit ("LOC") from the First  National  Bank of the  Cumberlands  ("FNBC")  located in  Livingston,
Tennessee.  The FNBC is  owned  by,  Millard  V.  Oakley,  who at the time was a
Director of UTG.  The LOC was for a one-year  term from the date of issue.  Upon maturity the Company renewed the LOC for additional one-year terms. The interest rate on the LOC is variable and indexed to be the lowest of the U.S. prime rates as published in the Wall Street Journal,  with any interest rate  adjustments to be made monthly.  At June 30, 2004,  the Company had no  outstanding  borrowings attributable to this LOC.

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

The  purchase  price of  shares  repurchased  under the  stock  restriction  and buy-sell agreement shall be computed,  on a per share basis, equal to the sum of
(i) the  original  purchase  price paid to acquire such shares from UTG and (ii)
the  consolidated  statutory net earnings (loss) per share of such shares during the  period  from the end of the month  next  preceding  the month in which such shares  were  acquired  pursuant  to the  plan,  to the  end of the  month  next preceding the month in which the sale of such shares to UTG occurs.  At June 30,
2004, UTG had 75,437 shares outstanding that were issued under this program with a value of $ 11.57 per share pursuant to the above formula.

B.   Stock Repurchase Program

On June 5,  2001, the Board of Directors of UTG authorized the repurchase in the open  market or in  privately  negotiated  transactions  of up to $ 1 million of
UTG's common stock.  On June 16,  2004, an additional $ 1 million was authorized for repurchased shares. Repurchased shares are available for future issuance for general corporate  purposes.  Through July 30,  2004, UTG has spent $ 927,806 in the acquisition of 135,610 shares under this program.

C.   Earnings Per Share Calculations

Earnings per share are based on the  weighted  average  number of common  shares outstanding  during each  period,  retroactively  adjusted to give effect to all stock splits, in accordance with Statement of Financial Accounting Standards No.
128.  At  June 30,  2004,  diluted  earnings  per  share  were the same as basic earnings per share since the UTG had no dilutive instruments outstanding.

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

6.   Other Cash Flow Disclosure

On a cash basis,  the Company paid  $ 50,343  and  $ 81,378 in interest  expense during the first six months of 2004 and 2003, respectively.  The Company paid no federal  income tax during the first six months of 2004 and 2003,  respectively.
In April 2003,  the Company  issued 500,000  previously  unissued  shares of UTG common stock to FSF.

7.   CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial  institutions that at times may exceed federally  insured limits.  The Company  maintains its primary  operating cash accounts with First  Southern  National  Bank, an affiliate of UTG, and its largest  shareholder,  Chairman  and  CEO,  Jesse  Correll.  The  Company  holds approximately  $ 6,053,000 for which there are no pledges or guarantees  outside
FDIC  insurance  limits.  The  Company  has not  experienced  any losses in such accounts and believes it is not exposed to any  significant  credit risk on cash and cash equivalents.

8.       COMPREHENSIVE INCOME

                                                                                    Tax
                                                                Before-Tax          (Expense)            Net of Tax
              June 30, 2004                                     Amount              or Benefit           Amount
              ----------------------------------------------    ----------------    -----------------    ---------------

              Unrealized holding gains during
                   period                                   $       1,509,160  $    528,206         $          980,954
              Less: reclassification adjustment
                   for gains realized in net income                  (142,698)      (49,944)                   (92,754)
                                                                ----------------    -----------------    ---------------
              Net unrealized gains                                  1,366,462       478,262                    888,200
                                                                ----------------    -----------------    ---------------
              Other comprehensive income                    $       1,366,462   $   478,262          $         888,200
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

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Management's  Discussion  of  Financial  Condition  and  Results  of  Operations
analyzes the consolidated financial condition, changes in financial position and results of operations for the three months and six months ended  June 30,  2004, as  compared  to the same  period  of  2003,  of UTG and its  subsidiaries.  The discussion supplements Management's Discussion and Analysis in Form 10-K for the
year ended December 31, 2003, and should be read in conjunction with the interim financial statements and notes that appear elsewhere in this report.

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

Update on Critical Accounting Policies

In our  Form  10-K for the year  ended  December 31,  2003,  we  identified  the accounting  policies  that are critical to the  understanding  of our results of operations and our financial position. They relate to deferred acquisition costs
(DAC),  cost of  insurance  acquired,  assumptions  and  judgments  utilized  in determining if declines in fair values of investments are  other-than-temporary, and valuation methods for investments that are not actively traded.

We believe that these  policies  were applied in a consistent  manner during the first six months of 2004.

Results of Operations

(a)  Revenues

The Company  experienced a nominal decrease in premiums and policy fee revenues, net of reinsurance premiums and policy fees, when comparing the first six months of 2004 to the same period in 2003.  The  Company  currently  writes  little new
business.   Unless  the  Company  acquires  a  block  of  in-force  business  or significantly  increases its marketing,  management  expects  premium revenue to continue  to  decline  at  a  similar  rate,  which  is  consistent  with  prior experience.

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

Net investment  income decreased 19% when comparing the first six months of 2004 to the same period in 2003. Although there has been no significant change in the national  prime rate  during the last year,  the  decline in the  interest  rate environment  has resulted in lower  earnings on  short-term  funds as well as on longer-term  investments  acquired.  Management  has shortened the length of the
Company's  portfolio and maintained a  conservative  investment  philosophy.  As such,  following an analysis of current  holdings during the first half of 2004, the Company liquidated approximately $ 38,212,000 of its collateralized mortgage obligation  bond  portfolio  in order to limit its interest  rate and  extension risk. In addition,  there were $ 20,246,000 in bonds that matured or were called during the first six months of 2004. The result of these transactions  caused an excess of cash  invested in  short-term  money market funds during the first six months of 2004.  The  Company  reinvested  this cash  during the second  quarter primarily in  governmental  bonds at current lower  yields.  Although this hurts investment  earnings in the short run,  the Company has not had to write off any investment losses due to excessive risk.

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

The Company  realized  investment  losses of $ 92,754 in the first six months of
2004 compared to net realized  investment gains of $ 560,158 for the same period in 2003. The net realized loss in 2004 is primarily comprised of $ 93,969 in net realized  losses from the disposal of the  collateralized  mortgage  obligations previously discussed. The net realized gains in 2003 consist of a $ 317,360 gain on bonds of which $ 316,966 was attributable to the Company's liquidation of its corporate bonds. Also in 2003, there was $ 242,798 in net realized gains on real estate that was  primarily  from the sale two separate  parcels of land held for investment purposes in Springfield, Illinois.

Other income  increased  when comparing the first six months of 2004 to the same period in 2003. The Company experienced a nominal increase in commission revenue received in REC during the first six months of 2004. The majority of the revenue in this line item comes from the  Company  performing  administrative  work as a third party administrator ("TPA") for unaffiliated life insurance companies, and as such, receives monthly fees based on policy in force counts and certain other activity indicators such as number of premium collections performed.  During the first six months of 2004 and 2003, the Company received  $ 274,760 and $ 281,306 respectively,  for this work.  These TPA revenue  fees are  included in the line item "other  income" on the Company's  consolidated  statements  of  operations.
During the second  quarter of 2004,  the Company  reached an  agreement  with an additional  insurance  provider that should provide  approximately  $ 300,000 in gross annual revenue for these services.  The agreement  begins during the third
quarter  of  2004.  The  Company   intends  to  continue  to  pursue  other  TPA
arrangements  through its alliance with Fiserv Life Insurance  Solutions (Fiserv
LIS), to provide TPA services to insurance  companies  seeking  business process outsourcing  solutions.  Fiserv LIS is  responsible  for the marketing and sales function for the alliance, as well as providing the data center operations.  UTG will staff the  administration  effort.  Management  believes this alliance with
Fiserv LIS  positions the Company to generate  additional  revenues by utilizing
the  Company's   current   excess   capacity,   administrative   services,   and
implementation of the new Fiserv LIS "ID3" software system. In addition,  due to ongoing regulatory changes and the fact the Company is repositioning  itself for future growth, the Company believes  implementation of the "ID3" software system is critical in order to proceed in the  Company's new direction of TPA services.
Fiserv LIS is a unit of Fiserv,  Inc.  (Nasdaq:  FISV) which is an  independent, full-service  provider of integrated data processing and information  management systems to the financial industry, headquartered in Brookfield, Wisconsin.

(b)  Expenses

Life benefits,  claims and settlement  expenses net of reinsurance  benefits and claims, decreased 2% in the first six months of 2004 compared to the same period in 2003.  Policy claims  increased  $ 1,058,000 for the first six months of 2004 compared  to the same period in 2003.  Policy  claims vary from year to year and therefore,  fluctuations  in mortality are to be expected and are not considered unusual by management.  Policy surrenders decreased when comparing the first six months of 2004 to the same period in 2003. Consequently,  the change in reserves decreased  due to level of  surrenders,  reduction  in  premiums  and  decreased interest  crediting rates.  Overall,  reserves  continue to increase on in-force policies as the age of the insured increases.

Commissions and amortization of deferred policy  acquisition costs decreased 74%
for the first six months of 2004  compared to the same period in 2003.  The most significant  factor in the decrease is  attributable to the Company paying fewer commissions,  since the  company  writes very  little new  business  and renewal premiums  on  existing  business  continue  to  decline.  Commissions  paid will continue to decline as terminated agents  discontinue their association with the
Company.  Depending  upon the nature of the contract that the agent has with the
Company, the agent may become vested, a process which allows them to continue to receive  commissions for a certain period even after the agent has  discontinued
his  association  with the  Company.  Over  time,  fewer and fewer  agents  have remained  vested,  further  reducing  the  commissions  payable by the  Company.
Another factor of the decrease is  attributable  to normal  amortization  of the deferred policy  acquisition costs asset. The Company reviews the recoverability of  the  asset  based  on  current  trends  and  known  events  compared  to the assumptions used in the establishment of the original asset. No impairments were recorded in either of the periods reported.

Operating expenses decreased 39% in the first six months of 2004 compared to the same period in 2003. The decrease in expenses is due to the  establishment  of a contingent liability of $ 1,950,000 relating to a lawsuit in 2003. Excluding the contingency established,  expenses declined due to reductions made in the normal course of business,  as the Company simplifies its organizational  structure and continually monitors expenditures looking for savings opportunities. The Company continues  to simplify its  organizational  structure  and monitor  expenditures looking for savings opportunities.

Interest  expense  decreased 38% in the first six months of 2004 compared to the same period in 2003. In January 2004,  the Company  utilized a line of credit to repay the  remaining  debt owed to two  former  officers  and  directors  of the
Company  and  their  respective  families  as a result  of an April  2001  stock purchase  transaction.  These  notes bore  interest  at the fixed rate of 7% per annum.  The line of  credit  bears  interest  at the rate of .25% in  excess  of
Southwest Bank of St. Louis' prime rate.  Management  believes  overall  sources available  are more than adequate to service this debt.  These  sources  include current  cash  balances of UTG,  existing  lines of credit and  expected  future dividends from its life insurance subsidiary UG.

(c)  Net income

The  Company  had a net loss of  $ (807,354)  in the  first  six  months of 2004 compared to a net loss of  $ (1,163,616)  for the same  period in 2003.  The net loss in 2004 was mainly  attributable  to the decrease in investment  income and
premium  income.   The  net  loss  in  2003  was  mainly   attributable  to  the
establishment of a contingent liability relating to a lawsuit.

Financial Condition

The financial  condition of the Company has improved  since  December 31,  2003.
Total shareholders' equity increased  approximately $ 14,000 as of June 30, 2004 compared to  December 31,  2003. The increase is attributable to the performance of the equity investments of $ 888,000, net of deferred taxes, that was included in the accumulated other  comprehensive  income.  The Company purchased treasury shares in the amount of $ 67,058,  which decreased  shareholders' equity. During
2003,  the Company  implemented  FAS 150  regarding the  accounting  for certain financial  instruments with characteristics of both liabilities and equity. This
implementation   resulted  in  reclassifying   $ 49,635  from  equity  to  other
liabilities on the financial statement.

Investments  represent  approximately  77% of total assets at June 30,  2004 and
December 31, 2003, respectively.  Accordingly, investments are the largest asset group of the Company.  The  Company's  insurance  subsidiaries  are regulated by insurance  statutes and regulations as to the type of investments  that they are permitted  to make and the  amount of funds that may be used for any one type of investment.  In light of these  statutes  and  regulations,  the majority of the
Company's   investment   portfolio  is  invested  in  high  quality,   low  risk
investments.

As of June 30,  2004, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders'  equity. The Company has identified  securities it may sell and classified them as "investments  held for sale".  Investments  held for sale are
carried  at  market,   with  changes  in  market  value   charged   directly  to
shareholders'  equity.  To provide  additional  flexibility  and liquidity,  the
Company has  categorized  almost all fixed maturity  investments  acquired since
2000 as available for sale.

Liquidity and Capital Resources

The  Company  has  three  principal  needs for cash - the  insurance  companies'
contractual obligations to policyholders,  the payment of operating expenses and the servicing of its long-term debt.  Cash and cash  equivalents as a percentage of  total  assets  were  approximately  4%  and  3% as  of  June 30,  2004,  and
December 31,  2003,  respectively.  Fixed  maturities  as a percentage  of total assets were approximately 50% and 53% as of June 30, 2004 and December 31, 2003,
respectively.

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

Net cash  provided by operating  activities  was $ 188,304 and $ 934,979 for the six months ending June 30, 2004 and 2003, respectively. The net cash provided by operating  activities plus net policyholder  contract deposits after the payment of policyholder withdrawals equaled $ 1,277,601 for the first six months of 2004 and $ 2,287,366 the same period in 2003. Management utilizes this measurement of cash  flows  as an  indicator  of the  performance  of the  Company's  insurance operations,  since reporting  regulations require cash inflows and outflows from universal  life  insurance  products to be shown as  financing  activities  when reporting on cash flows.

Net  cash  provided  by (used  in)  investing  activities  was  $ 2,353,677  and
$ (11,149,142)  for the  six-month  periods  ending  June  30,  2004  and  2003, respectively.  The  most  significant  aspect  of cash  provided  by  (used  in)
investing activities is the fixed maturity  transactions.  The Company had fixed maturities in the amount of $ 47,830,852 and $ 36,346,064  that sold and matured in the first six months of 2004 and 2003,  respectively.  This is in addition to the  $ 10,627,244  and  $ 24,922,488  of the held to  maturity  securities  that matured in the first six months of 2004 and 2003, respectively. In addition, the
Company purchased  $ 50,089,775 and $ 65,430,731 of fixed maturities in 2004 and
2003, respectively.

Net cash provided by financing  activities was $ 1,007,463 and $ 292,647 for the six month  periods  ending  June 30, 2004 and 2003,  respectively.  Policyholder contract  deposits  decreased 4% in the first six months of 2004 compared to the same period in 2003. Policyholder contract withdrawals increased 2% in the first six months of 2004 compared to the same period in 2003. In addition, the Company had retired  $ 258,800 in common stock and reduced notes payable by $ 705,500 in the first six months of 2003.

At June 30,  2004,  the Company had a total of  $ 2,275,000  in short-term  debt outstanding.  Management  believes  overall  sources  available  are  more  than adequate to service this debt.  These sources  include  current cash balances of
UTG,  expected  future  operating  cash flows and payment of dividends  from the
Company's life subsidiary, UG.

UTG is a holding  company that has no day-to-day  operations  of its own.  Funds required to meet its expenses,  generally costs  associated with maintaining the company in good  standing with states in which it does  business,  are primarily provided  by its  subsidiaries.  On a parent  only  basis,  UTG's  cash  flow is dependent  on  management  fees  received  from its  subsidiaries  and  earnings
received  on  cash  balances.  At  June 30,  2004,   substantially  all  of  the
consolidated shareholders equity represents net assets of its subsidiaries.  The
Company's insurance  subsidiaries have maintained adequate statutory capital and surplus and have not used surplus  relief or financial  reinsurance,  which have come under  scrutiny by many state  insurance  departments.  The payment of cash dividends  to  shareholders  is  not  legally  restricted.  However,  the  state insurance  department  regulates  insurance  company dividend payments where the company is domiciled.

UG is an Ohio  domiciled  insurance  company,  which  requires  five days  prior notification  to the  insurance  commissioner  for the  payment  of an  ordinary dividend.  Ordinary  dividends  are  defined  as the  greater  of: a) prior year statutory  earnings or b) 10% of statutory capital and surplus.  At December 31,
2003 UG's total  statutory  capital and surplus  amounted  to  $ 13,008,198.  At
December 31,  2003, UG had a statutory  loss from  operations of  $ (1,461,177).
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

                                  June 30, 2004
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

                          PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

NONE

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS.

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual  Meeting of  Shareholders  held on June 16,  2004,  the  following matters were submitted to the shareholders of UTG and voted on as indicated:

1.   To elect  eight  directors  to serve for a term of one year and until their successors are elected and qualified:

             DIRECTOR                    FOR             WITHHELD         AGAINST

             John S. Albin               2,719,580            0           11,946
             Randall L. Attkisson        2,705,538       14,300           11,688
             Joseph A. Brinck            2,719,898            0           11,628
             Jesse T. Correll            2,705,370       14,300           11,856
             Ward F. Correll             2,705,070       14,300           11,556
             Thomas F. Darden            2,719,940            0           11,586
             William W. Perry            2,719,940            0           11,586
             James P. Rousey             2,705,556       14,300           11,670

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

                            UNITED TRUST GROUP, INC.
                                  (Registrant)

Date:   August 9, 2004                   By  /s/ Randall L. Attkisson

                                             Randall L. Attkisson
                                             President, Chief Operating Officer
                                                and Director

Date:   August 9, 2004                   By  /s/ Theodore C. Miller

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

                                                                    EXHIBIT 31.1

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

     4.   The registrant's  other certifying  officers and I are responsible for establishing  and maintaining  disclosure  controls and procedures (as defined  in  Exchange  Act  Rules  13a-15(e)  and  15d-15(e))  for the
          registrant and have:

          a.   Designed such disclosure controls and procedures,  or caused such disclosure  controls  and  procedures  to be  designed  under our supervision,  to ensure that material information relating to the registrant,  including  its  consolidated  subsidiaries,  is made known to us by others within those entities,  particularly during the period in which this quarterly report is being prepared;

          b.   Evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls  and   procedures  and  presented  in  this  report  our
               conclusions  about the  effectiveness of the disclosure  controls and  procedures,  as of the  end of the  period  covered  by this report based on such evaluation; and

          c.   Disclosed in this report any change in the registrant's  internal
               control  over  financial   reporting  that  occurred  during  the
               registrant's most recent fiscal quarter (the registrant's  fourth fiscal  quarter  in  the  case  of an  annual  report)  that  has materially  affected,  or  is  reasonably  likely  to  materially
               affect,   the   registrant's   internal  control  over  financial
               reporting; and

     5.   The registrant's other certifying officers and I have disclosed, based on our most recent  evaluation,  of internal  control  over  financial reporting,  to the  registrant's  auditors and the audit  committee of registrant's  board of directors (or persons performing the equivalent functions):

          a.   All  significant  deficiencies  and  material  weaknesses  in the design or operation of internal control over financial  reporting which are reasonably  likely to adversely affect the registrant's ability to record,  process,  summarize and report financial data and have  identified for the  registrant's  auditors any material weaknesses in internal controls; and

          b.   Any fraud,  whether or not material,  that involves management or other employees who have a significant  role in the  registrant's internal controls over financial reporting.

Date:   August 9, 2004                             By  /s/ Jesse T. Correll

                                                       Chairman of the Board and
                                                       Chief Executive Officer
                                                                    EXHIBIT 31.2

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

     4.   The registrant's  other certifying  officers and I are responsible for establishing  and maintaining  disclosure  controls and procedures (as defined  in  Exchange  Act  Rules  13a-15(e)  and  15d-15(e))  for the
          registrant and have:

          a.   Designed such disclosure controls and procedures,  or caused such disclosure  controls  and  procedures  to be  designed  under our supervision,  to ensure that material information relating to the registrant,  including  its  consolidated  subsidiaries,  is made known to us by others within those entities,  particularly during the period in which this quarterly report is being prepared;

          b.   Evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls  and   procedures  and  presented  in  this  report  our
               conclusions  about the  effectiveness of the disclosure  controls and  procedures,  as of the  end of the  period  covered  by this report based on such evaluation; and

          c.   Disclosed in this report any change in the registrant's  internal
               control  over  financial   reporting  that  occurred  during  the
               registrant's most recent fiscal quarter (the registrant's  fourth fiscal  quarter  in  the  case  of an  annual  report)  that  has materially  affected,  or  is  reasonably  likely  to  materially
               affect,   the   registrant's   internal  control  over  financial
               reporting; and

     5.   The registrant's other certifying officers and I have disclosed, based on our most recent  evaluation,  of internal  control  over  financial reporting,  to the  registrant's  auditors and the audit  committee of registrant's  board of directors (or persons performing the equivalent functions):

          a.   All  significant  deficiencies  and  material  weaknesses  in the design or operation of internal control over financial  reporting which are reasonably  likely to adversely affect the registrant's ability to record,  process,  summarize and report financial data and have  identified for the  registrant's  auditors any material weaknesses in internal controls; and

          b.   Any fraud,  whether or not material,  that involves management or other employees who have a significant  role in the  registrant's internal controls over financial reporting.

Date:   August 9, 2004                           By  /s/ Theodore C. Miller
                                                     Senior Vice President, Corporate Secretary and
                                                     Chief Financial Officer

                                                                    EXHIBIT 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report on Form 10-Q of United Trust Group, Inc.
(the "Company") for the quarterly  period ended June 30, 2004, as filed with the
Securities and Exchange Commission on the date hereof (the "Report") I, Jesse T.
Correll,  Chairman  of the Board and Chief  Executive  Officer  of the  Company,
certify  pursuant  to 18 U.S.C.ss. 1350,  as  adopted  pursuant  toss.906 of the
Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1)  The Report fully  complies with the  requirements  of section 13(a) or
          15(d) of the Securities Exchange Act of 1934; and

     (2)  The  information  contained  in the  Report  fairly  presents,  in all material respects,  the financial  condition and results of operations of the Company

                                               By:   /s/ Jesse T. Correll
                                                     Jesse T. Correll
                                               Chairman of the Board and
                                               Chief Executive Officer

Date: August 9, 2004

                                                                    EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report on Form 10-Q of United Trust Group, Inc.
(the "Company") for the quarterly  period ended June 30, 2004, as filed with the
Securities and Exchange Commission on the date hereof (the "Report") I, Theodore
C.  Miller,  Senior Vice  President,  Corporate  Secretary  and Chief  Financial
Officer  of the  Company,  certify  pursuant  to 18 U.S.C.ss. 1350,  as  adopted pursuant toss.906 of the  Sarbanes-Oxley  Act of 2002,  that,  to the best of my knowledge:

     (1)  The Report fully  complies with the  requirements  of section 13(a) or
          15(d) of the Securities Exchange Act of 1934; and

     (2)  The  information  contained  in the  Report  fairly  presents,  in all material respects,  the financial  condition and results of operations of the Company

                                     By:   /s/ Theodore C. Miller
                                           Theodore C. Miller
                                           Senior Vice President, Corporate Secretary and
                                           Chief Financial Officer

Date: August 9, 2004