Form 10-Q
period 2004-09-30
UNITED TRUST GROUP INC
filed 2004-11-10
CIK 832480

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the registrant's  common stock as of October
29, 2004, was 3,972,178.

                   UNITED TRUST GROUP, INC. AND SUBSIDIARIES
                                (The "Company")

                               TABLE OF CONTENTS

Part 1.   Financial Information................................................3

   ITEM 1.  FINANCIAL STATEMENTS...............................................3

     Consolidated Balance Sheets as of September 30, 2004
         and December 31, 2003.................................................3
     Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003.....................................4
     Consolidated Statement of Changes in Shareholders' Equity for the
         nine months ended September 30, 2004..................................5
     Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2004 and 2003...........................................6
     Notes to Consolidated Financial Statements................................7
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------

                                                                             September 30,           December 31,
        ASSETS                                                                    2004                  2003*
                                                                           -------------------    -------------------

Investments:
    Fixed maturities, at amortized cost
      (market $14,870,525 and $27,440,277)                              $          14,635,898  $          26,724,507
    Investments held for sale:
      Fixed maturities, at market (cost $138,625,265 and $139,248,547)            139,858,255            139,390,382
      Equity securities, at market (cost $15,216,214 and $7,209,443)               20,418,810              9,362,165
    Mortgage loans on real estate, at amortized cost                               21,462,471             26,715,968
    Investment real estate, at cost, net of accumulated depreciation               28,383,037             24,725,824
    Policy loans                                                                   12,989,170             13,226,399
    Short-term investments                                                             36,285                 34,677
                                                                           -------------------    -------------------
                                                                                  237,783,926            240,179,922

Cash and cash equivalents                                                          14,954,788              8,749,727
Securities of affiliate                                                             4,000,000              4,000,000
Accrued investment income                                                           1,773,273              1,961,552
Reinsurance receivables:
    Future policy benefits                                                         32,442,230             32,789,725
    Policy claims and other benefits                                                3,978,442              4,120,299
Cost of insurance acquired                                                         13,213,805             14,616,667
Deferred policy acquisition costs                                                   1,874,608              2,122,643
Property and equipment, net of accumulated depreciation                             2,235,188              2,450,109
Income taxes receivable, current                                                      102,289                212,197
Other assets                                                                          264,184                354,292
                                                                           -------------------    -------------------
       Total assets                                                     $         312,622,733  $         311,557,133
                                                                           ===================    ===================

            LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
    Future policy benefits                                              $         235,965,512  $         236,192,132
    Policy claims and benefits payable                                              2,206,008              2,541,735
    Other policyholder funds                                                        1,346,652              1,038,063
    Dividend and endowment accumulations                                           12,546,220             12,626,515
Deferred income taxes                                                               7,213,687              6,763,648
Notes payable                                                                               0              2,289,776
Other liabilities                                                                   5,957,560              5,557,215
                                                                           -------------------    -------------------
       Total liabilities                                                          265,235,639            267,009,084
                                                                           -------------------    -------------------
Minority interests in consolidated subsidiaries                                     5,905,193              4,851,410
                                                                           -------------------    -------------------

Shareholders' equity:
Common stock - no par value, stated value $.02 per share
Authorized 7,000,000 shares - 3,961,933 and 4,004,666 shares issued
    after deducting treasury shares of 216,869 and 174,136                             79,159                 80,008
Additional paid-in capital                                                         42,432,719             42,672,189
Retained earnings                                                                  (5,288,044)            (4,621,955)
Accumulated other comprehensive income                                              4,258,067              1,566,397
                                                                           -------------------    -------------------
       Total shareholders' equity                                                  41,481,901             39,696,639
                                                                           -------------------    -------------------
       Total liabilities and shareholders' equity                       $         312,622,733  $         311,557,133
                                                                           ===================    ===================

* Balance sheet audited at December 31, 2003.

                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)
-------------------------------------------------------------------------------------------------------------------------------------

                                                             Three Months Ended                    Nine Months Ended
                                                        September 30,     September 30,      September 30,     September 30,
                                                           2004              2003               2004              2003
                                                      ---------------   ----------------   ---------------   ----------------
Revenues:

    Premiums and policy fees                       $       4,171,717 $        4,462,516 $      13,305,825 $       13,832,708
    Reinsurance premiums and policy fees                    (782,045)          (775,932)       (2,370,341)        (2,169,882)
    Net investment income                                  2,865,198          2,656,624         7,431,129          8,305,473
    Realized investment gains (losses), net                   24,000            168,735           (68,754)           728,893
    Other income                                             150,432            180,653           571,993            521,469
                                                      ---------------   ----------------   ---------------   ----------------
                                                           6,429,302          6,692,596        18,869,852         21,218,661

Benefits and other expenses:

    Benefits, claims and settlement expenses:
      Life                                                 4,440,973          5,647,392        14,788,618         16,174,507
      Reinsurance benefits and claims                       (467,371)          (658,342)       (1,826,283)        (1,815,565)
      Annuity                                                272,237            298,465           841,870            864,818
      Dividends to policyholders                             221,174            228,709           758,142            744,827
    Commissions and amortization of deferred
      policy acquisition costs                                76,234             35,119           140,972            281,351
    Amortization of cost of insurance acquired               468,444            478,369         1,402,862          1,218,190
    Operating expenses                                     1,319,472          1,451,973         4,148,933          6,122,220
    Interest expense                                          27,110             40,400            77,453            121,778
                                                      ---------------   ----------------   ---------------   ----------------
                                                           6,358,273          7,522,085        20,332,567         23,712,126

Loss before income taxes, minority interest
    and equity in earnings of investees                       71,029           (829,489)       (1,462,715)        (2,493,465)

Income tax credit                                            168,114            365,347           779,274            865,707
Minority interest in (income) loss of
    consolidated subsidiaries                                (97,879)                 0            17,351                  0

                                                      ---------------   ----------------   ---------------   ----------------
Net income (loss)                                  $         141,264 $         (464,142)$        (666,090)$       (1,627,758)
                                                      ===============   ================   ===============   ================

Basic income (loss) per share from continuing
    operations and net income (loss)               $            0.04 $            (0.12)$           (0.17)$            (0.43)
                                                      ===============   ================   ===============   ================

Diluted income (loss) per share from continuing
    operations and net income (loss)               $            0.04 $            (0.12)$           (0.17)$            (0.43)
                                                      ===============   ================   ===============   ================

Basic weighted average shares outstanding                  3,978,944          3,993,541         3,992,858          3,784,894
                                                      ===============   ================   ===============   ================

Diluted weighted average shares outstanding                3,978,944          3,993,541         3,992,858          3,784,894
                                                      ===============   ================   ===============   ================
                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
            For the nine months ended September 30, 2004 (Unaudited)
------------------------------------------------------------------------------------------------------------------

Common stock
    Balance, beginning of year                                 $            80,008
    Issued during year                                                           0
    Retired common shares                                                        0
    Purchase treasury shares                                                  (849)
                                                                 ------------------
    Balance, end of period                                                  79,159
                                                                 ------------------

Additional paid-in capital
    Balance, beginning of year                                          42,672,189
    Issued during year                                                           0
    Retired common shares                                                        0
    Purchase treasury shares                                              (239,470)
                                                                 ------------------
    Balance, end of period                                              42,432,719
                                                                 ------------------

Retained earnings
    Balance, beginning of year                                          (4,621,954)
    Net loss                                                              (666,090)      $          (666,090)
                                                                 ------------------        ------------------
    Balance, end of period                                              (5,288,044)
                                                                 ------------------

Accumulated other comprehensive income
    Balance, beginning of year                                           1,566,397
    Other comprehensive income
      Unrealized holding gain on securities net of
        minority interest and reclassification adjustment                2,691,670                 2,691,670
                                                                 ------------------        ------------------
    Comprehensive income                                                                 $         2,025,580
                                                                                           ==================
    Balance, end of period                                               4,258,067
                                                                 ------------------

Total shareholders' equity, end of period                      $        41,481,901
                                                                 ==================

                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)
-------------------------------------------------------------------------------------------------------------------

                                                                           Nine Months Ended
                                                                     September 30,      September 30,
                                                                        2004              2003
                                                                   ---------------   ----------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net loss                                                        $        (666,090)$       (1,627,758)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Amortization/accretion of fixed maturities                                422,964            777,390
Realized investment (gains) losses, net                                    68,754           (728,893)
Policy acquisition costs deferred                                          (3,000)           (51,000)
Amortization of deferred policy acquisition costs                         251,035            341,383
Amortization of cost of insurance acquired                              1,402,862          1,218,190
Depreciation                                                            1,148,302            481,543
Minority interest                                                       1,053,783                  0
Change in accrued investment income                                       188,279            411,524
Change in reinsurance receivables                                         489,352            200,982
Change in policy liabilities and accruals                               1,023,914          2,178,296
Charges for mortality and administration of
  universal life and annuity products                                  (7,003,228)        (6,732,981)
Interest credited to account balances                                   4,044,649          4,087,999
Change in income taxes payable                                           (889,413)          (970,707)
Change in other assets and liabilities, net                               490,453          1,731,222
                                                                   ---------------   ----------------
Net cash provided by operating activities                               2,022,616          1,317,190

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities held for sale                                         64,444,104         56,788,550
Fixed maturities matured                                               13,322,714         31,415,470
Equity securities                                                          25,570            165,262
Mortgage loans                                                          7,880,037          7,759,900
Real estate                                                               207,010            987,675
Policy loans                                                            2,047,253          1,873,293
Short-term                                                                      0            250,000
                                                                   ---------------   ----------------
Total proceeds from investments sold and matured                       87,926,688         99,240,150
Cost of investments acquired:
Fixed maturities held for sale                                        (64,159,619)       (98,132,344)
Fixed maturities                                                       (1,387,598)        (4,283,410)
Equity securities                                                      (8,033,053)        (6,576,236)
Mortgage loans                                                         (2,626,540)        (5,365,998)
Real estate                                                            (4,784,262)        (1,577,323)
Policy loans                                                           (1,810,024)        (1,824,238)
Short-term                                                                   (322)            (3,596)
                                                                   ---------------   ----------------
Total cost of investments acquired                                    (82,801,418)      (117,763,145)
Purchase of property and equipment                                        (13,342)          (558,602)
                                                                   ---------------   ----------------
Net cash provided by (used in) investing activities                     5,111,928        (19,081,597)

Cash flows from financing activities:
Policyholder contract deposits                                          6,926,298          7,318,773
Policyholder contract withdrawals                                      (5,325,686)        (5,376,959)
Retirement of common stock                                                      0           (258,794)
Purchase of treasury stock                                               (240,319)          (148,046)
Proceeds from notes payable                                             2,275,000                  0
Payments of principal on notes payable                                 (4,564,776)          (705,499)
                                                                   ---------------   ----------------
Net cash provided by (used in) financing activities                      (929,483)           829,475
                                                                   ---------------   ----------------

Net increase (decrease) in cash and cash equivalents                    6,205,061        (16,934,932)
Cash and cash equivalents at beginning of period                        8,749,727         24,050,485
                                                                   ---------------   ----------------
Cash and cash equivalents at end of period                      $      14,954,788 $        7,115,553
                                                                   ===============   ================

                            See accompanying notes.

                   UNITED TRUST GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying interim consolidated financial statements have been prepared by
United Trust Group, Inc. ("UTG") and its consolidated  subsidiaries  ("Company")
pursuant to the rules and regulations of the Securities and Exchange Commission.
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
Jesse T. Correll and certain  companies  controlled by Mr. Correll.  Mr. Correll
holds  a  majority   ownership  of  First  Southern   Funding  LLC,  a  Kentucky
corporation,  ("FSF") and First Southern  Bancorp,  Inc.  ("FSBI"),  a financial services  holding  company  that  owns  100% of  First  Southern  National  Bank
("FSNB"),  which  operates  in the  State  of  Kentucky.  Mr.  Correll  is Chief
Executive Officer and Chairman of the Board of Directors of UTG and is currently
UTG's  largest  shareholder  through  his  ownership  control  of FSF,  FSBI and affiliates.  At  September 30,  2004 Mr.  Correll owns or controls  directly and indirectly approximately 66% of UTG's outstanding stock.

At September 30,  2004,  consolidated  subsidiaries of United Trust Group,  Inc.
were as depicted on the following organizational chart.

2. INVESTMENTS

As of  September 30,  2004 and  December 31,  2003,  fixed  maturities and fixed maturities  held  for  sale  represented  65% and  69%,  respectively,  of total invested  assets.  As  prescribed  by the  various  state  insurance  department statutes and  regulations,  the  insurance  companies'  investment  portfolio is required  to be  invested  in  investment  grade  securities  to  provide  ample protection for  policyholders.  In light of these statutes and regulations,  and the Company's business and investment  strategy,  the Company generally seeks to invest in United States  government and government  agency  securities and other high quality low risk investments. As of September 30,  2004, the carrying value of fixed  maturity  securities  in  default  as to  principal  or  interest  was immaterial in the context of consolidated  assets or shareholders'  equity.  The investments  held for sale are carried at market,  with  changes in market value directly charged to shareholders' equity. To provide additional  flexibility and liquidity,  the Company has  categorized  almost all fixed maturity  investments acquired since 2000 as available for sale.

3. NOTES PAYABLE

On December 31,  2003, the Company had $ 2,289,776 in notes payable outstanding.
The notes payable were incurred in April 2001 to  facilitate  the  repurchase of common  stock owned  primarily by James E.  Melville  and Larry E.  Ryherd,  two former officers and directors of UTG, and members of their respective  families.
These notes bore  interest  at the fixed rate of 7% per annum  (paid  quarterly)
with  payments of  principal to be made in five equal  annual  installments.  On
January 7,  2004,  the Company paid the  remaining  principal  balances on these notes with  proceeds  from the  Southwest  Bank of St. Louis line of credit.  On
September 30, 2004, the Company paid the entire outstanding balance on the notes payable.

On April 1,  2002, UTG was extended a $ 5,000,000 line of credit ("LOC") from an unaffiliated  third  party,  Southwest  Bank  of St.  Louis.  The  LOC was for a one-year term from the date of issue.  Upon maturity the Company renewed the LOC for additional  one-year or six-month terms, with a maturity date of October 30,
2004. As collateral for any draws under the line of credit,  UTG pledged 100% of the common stock of its insurance  subsidiary UG.  Borrowings under the LOC bear interest at the rate of .25% in excess of  Southwest  Bank of St.  Louis'  prime
rate.  At  September 30,   2004,  the  Company  had  no  outstanding  borrowings
attributable to this LOC.

On November 15, 2001, UTG was extended a $ 3,300,000 line of credit ("LOC") from the First  National  Bank of the  Cumberlands  ("FNBC")  located in  Livingston,
Tennessee. The FNBC is owned by, Millard V. Oakley, who at the time the line was established,  was a Director  of UTG.  The LOC was for a one-year  term from the date of issue. Upon maturity the Company renewed the LOC for additional one-year terms,  with a maturity date of November 15, 2004.  The interest rate on the LOC is variable and indexed to be the lowest of the U.S. prime rates as published in the Wall Street Journal,  with any interest rate adjustments to be made monthly.
At September 30, 2004, the Company had no outstanding borrowings attributable to this LOC.

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

For the years ended  December 31,  2003 and 2002,  eight  individuals  purchased
58,891  and three  individuals  purchased  16,546  shares of UTG  common  stock, respectively.  Each participant under the plan executed a "stock restriction and buy-sell agreement", which among other things provides UTG with a right of first refusal on any future sales of the shares acquired by the participant under this plan. At its August 2004 meeting, the Board of Directors of UTG approved a third offering  under the plan to qualified  individuals.  Following  the 30-day offer period  ending in  October  2004,  four  individuals  executed  the  appropriate documents and acquired 14,440 shares of UTG common stock. UTG received $ 167,360 from the issuance of these shares subsequent to the balance sheet date.

The  purchase  price of  shares  repurchased  under the  stock  restriction  and buy-sell agreement shall be computed,  on a per share basis, equal to the sum of
(i) the  original  purchase  price paid to acquire such shares from UTG and (ii)
the  consolidated  statutory net earnings (loss) per share of such shares during the  period  from the end of the month  next  preceding  the month in which such shares  were  acquired  pursuant  to the  plan,  to the  end of the  month  next preceding  the  month  in  which  the  sale of such  shares  to UTG  occurs.  At
September 30,  2004,  UTG had 75,437 shares  outstanding  that were issued under this program with a value of $ 11.54 per share pursuant to the above formula.

B. Stock Repurchase Program

On June 5,  2001, the Board of Directors of UTG authorized the repurchase in the open  market or in  privately  negotiated  transactions  of up to $ 1 million of
UTG's common stock.  On June 16,  2004, an additional $ 1 million was authorized for repurchased shares. Repurchased shares are available for future issuance for general corporate purposes. Through October 29,  2004, UTG has spent $ 1,094,873 in the acquisition of 165,897 shares under this program.

C. Earnings Per Share Calculations

Earnings per share are based on the  weighted  average  number of common  shares outstanding  during each  period,  retroactively  adjusted to give effect to all stock splits, in accordance with Statement of Financial Accounting Standards No.
128. At  September 30,  2004,  diluted earnings per share were the same as basic earnings per share since the UTG had no dilutive instruments outstanding.

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

On June 10,  2002 UTG and Fiserv LIS formed an alliance between their respective organizations to provide third party  administration (TPA) services to insurance companies  seeking business process  outsourcing  solutions.  Fiserv LIS will be responsible  for the marketing and sales  function for the alliance,  as well as providing the operations  processing  service for the Company.  The Company will staff the administration  effort. To facilitate the alliance,  the Company plans to convert its existing business to "ID3", a software system owned by Fiserv LIS to  administer  an array of life,  health and annuity  products in the insurance industry.  Fiserv  LIS is a unit of  Fiserv,  Inc.  (NASDAQ:  FISV)  which is an independent, full-service provider of integrated data processing and information management  systems to the  financial  industry,  headquartered  in  Brookfield,
Wisconsin.  The Company began the conversion of its existing  insurance business to the "ID3" software system in February 2004. Also as part of this alliance,  a
liability   exists  which  is  contingent  on  the   completion  of  future  TPA
arrangements.  The balance remaining of this contingent  liability was $ 115,000 on September 30, 2004.

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

6. Other Cash Flow Disclosure

On a cash basis,  the Company paid  $ 77,453 and  $ 121,778 in interest  expense during the first nine months of 2004 and 2003,  respectively.  The Company  paid
$ 100,000  and  $ 105,000 in federal  income tax during the first nine months of
2004  and  2003,  respectively.  In  April  2003,  the  Company  issued  500,000 previously unissued shares of UTG common stock to FSF.

7. CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial  institutions that at times may exceed federally  insured limits.  The Company  maintains its primary  operating cash accounts with First  Southern  National  Bank, an affiliate of UTG, and its largest  shareholder,  Chairman  and  CEO,  Jesse  Correll.  The  Company  holds approximately  $ 9,869,000 for which there are no pledges or guarantees  outside
FDIC  insurance  limits.  The  Company  has not  experienced  any losses in such accounts and believes it is not exposed to any  significant  credit risk on cash and cash equivalents.

8. COMPREHENSIVE INCOME

                                                                                  Tax
                                                           Before-Tax           (Expense)           Net of Tax
       September 30, 2004                                    Amount             or Benefit            Amount
       ----------------------------------------------    ----------------    -----------------    --------------

       Unrealized holding gains during
            period                                   $        4,246,806  $    1,486,382        $      2,760,424
       Less: reclassification adjustment
            for gains realized in net income                   (105,775)        (37,021)                (68,754)
                                                         ----------------    -----------------    --------------
       Net unrealized gains                                   4,141,031       1,449,361               2,691,670
                                                         ----------------    -----------------    --------------
       Other comprehensive income                    $        4,141,031   $   1,449,361        $      2,691,670
                                                         ================    =================    ==============

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

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Management's  Discussion  of  Financial  Condition  and  Results  of  Operations
analyzes the consolidated financial condition, changes in financial position and results of operations  for the three months and nine months ended  September 30,
2004, as compared to the same period of 2003, of UTG and its  subsidiaries.  The discussion supplements Management's Discussion and Analysis in Form 10-K for the
year ended December 31, 2003, and should be read in conjunction with the interim financial statements and notes that appear elsewhere in this report.

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

We believe that these  policies  were applied in a consistent  manner during the first nine months of 2004.

Results of Operations

(a)  Revenues

The Company  experienced a 6% decrease in premiums and policy fee revenues,  net of reinsurance premiums and policy fees, when comparing the first nine months of
2004 to the same  period  in 2003.  The  Company  currently  writes  little  new
business.   Unless  the  Company  acquires  a  block  of  in-force  business  or significantly  increases its marketing,  management  expects  premium revenue to continue  to  decline  at  a  similar  rate,  which  is  consistent  with  prior experience.

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
Management  does not anticipate  selling  products  through the banks until late
2005 or early 2006.

Net investment income decreased 11% when comparing the first nine months of 2004 to the same  period in 2003.  Although  there has been a 0.75%  increase  in the national prime rate during the last year, the interest rate  environment has not
changed   significantly   for  earnings  on  short-term   funds  or  longer-term
investments  acquired.  Management  has  shortened  the length of the  Company's
portfolio  and  maintained  a  conservative  investment  philosophy.   As  such,
following  an analysis of current  holdings  during the first half of 2004,  the
Company liquidated  approximately  $ 38,212,000 of its  collateralized  mortgage obligation  bond  portfolio  in order to limit its interest  rate and  extension risk. In addition,  there were $ 39,555,000 in bonds that matured or were called during the first nine months of 2004. The result of these transactions caused an excess of cash invested in  short-term  money market funds during the first nine months of 2004.  The  Company  began  reinvesting  this cash  during  the second quarter primarily in governmental  bonds at current lower yields.  Although this hurts investment earnings in the short run, the Company has not had to write off any investment losses due to excessive risk.

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

The Company realized  investment  losses of $ 68,754 in the first nine months of
2004 compared to net realized  investment gains of $ 728,893 for the same period in 2003. The net realized loss in 2004 is primarily comprised of $ 93,969 in net realized  losses from the disposal of the  collateralized  mortgage  obligations previously discussed. The net realized gains in 2003 consist of a $ 319,022 gain on bonds of which  $ 316,966 was  attributable  to the Company's  liquidation of certain corporate bonds. Also in 2003, there was $ 244,608 in net realized gains on real estate that was  primarily  from the sale two  separate  parcels of land held for investment purposes in Springfield, Illinois.

Other income  increased when comparing the first nine months of 2004 to the same period in 2003. The Company experienced a nominal increase in commission revenue received  in REC during  the first  nine  months of 2004.  The  majority  of the revenue in this line item comes from the Company performing  administrative work
as  a  third  party  administrator   ("TPA")  for  unaffiliated  life  insurance
companies,  and as such,  receives  monthly fees based on policy in force counts and certain  other  activity  indicators  such as number of premium  collections performed.  During the first nine months of 2004 and 2003, the Company  received
$ 444,364 and $ 347,555  respectively,  for this work. During the second quarter of 2004, the Company reached an agreement with an additional  insurance provider that should  provide  approximately  $ 396,000 in gross annual revenue for these services.  The  agreement  began during the third  quarter of 2004.  The Company intends to continue to pursue other TPA  arrangements  through its alliance with
Fiserv  Life  Insurance  Solutions  (Fiserv  LIS),  to provide  TPA  services to insurance companies seeking business process outsourcing  solutions.  Fiserv LIS is responsible for the marketing and sales function for the alliance, as well as providing the data center operations.  UTG will staff the administration effort.
Management  believes  this  alliance  with Fiserv LIS  positions  the Company to generate additional revenues by utilizing the Company's current excess capacity, administrative services, and implementation of the new Fiserv LIS "ID3" software system. In addition,  due to ongoing regulatory changes and the fact the Company is repositioning  itself for future growth; the Company believes  implementation of the "ID3"  software  system is critical in order to proceed in the  Company's new direction of TPA  services.  Fiserv LIS is a unit of Fiserv,  Inc.  (NASDAQ:
FISV)  which  is  an  independent,  full-service  provider  of  integrated  data processing  and  information  management  systems  to  the  financial  industry, headquartered in Brookfield, Wisconsin.

(b)  Expenses

Life benefits,  claims and settlement  expenses net of reinsurance  benefits and claims,  decreased  9% in the first  nine  months of 2004  compared  to the same period in 2003.  Policy claims increased  $ 470,000 for the first nine months of
2004  compared to the same period in 2003.  Policy claims vary from year to year and  therefore,  fluctuations  in  mortality  are to be  expected  and  are  not considered unusual by management. Policy surrenders decreased when comparing the first nine months of 2004 to the same period in 2003. Consequently,  the rate of change in reserves  decreased  due to the level of  surrenders  and reduction in premium.  Overall, reserves continue to increase on in-force policies as the age of the insured increases.

Commissions and amortization of deferred policy  acquisition costs decreased 50%
for the first nine months of 2004 compared to the same period in 2003.  The most significant  factor in the decrease is  attributable to the Company paying fewer commissions,  since the  company  writes very  little new  business  and renewal premiums  on  existing  business  continue  to  decline.  Commissions  paid will continue to decline as terminated agents  discontinue their association with the
Company.  Depending  upon the nature of the contract that the agent has with the
Company, the agent may become vested; a process which allows them to continue to receive  commissions for a certain period even after the agent has  discontinued
his  association  with the  Company.  Over  time,  fewer and fewer  agents  have remained  vested,  further  reducing  the  commissions  payable by the  Company.
Another factor of the decrease is  attributable  to normal  amortization  of the deferred policy  acquisition costs asset. The Company reviews the recoverability of  the  asset  based  on  current  trends  and  known  events  compared  to the assumptions used in the establishment of the original asset. No impairments were recorded in either of the periods reported.

Operating  expenses  decreased  32% in the first nine months of 2004 compared to the same period in 2003. The decrease in expenses is due to the establishment of a contingent  liability of $ 1,950,000  relating to a lawsuit in 2003. Excluding the contingency established, expenses marginally declined due to cost reductions
made  in  the  normal  course  of  business,   as  the  Company  simplifies  its
organizational  structure  and  continually  monitors  expenditures  looking for savings opportunities.

Interest expense  decreased 36% in the first nine months of 2004 compared to the same period in 2003. In January 2004,  the Company  utilized a line of credit to repay the  remaining  debt owed to two  former  officers  and  directors  of the
Company  and  their  respective  families  as a result  of an April  2001  stock purchase  transaction.  These  notes bore  interest  at the fixed rate of 7% per annum.  The  line of  credit  bore  interest  at the rate of .25% in  excess  of
Southwest  Bank of St.  Louis'  prime  rate.  This line of credit  was repaid on
September 30,  2004. As of September 30, 2004, the Company has no borrowed money outstanding.

(c)  Net income

The  Company  had a net loss of  $ (666,090)  in the first  nine  months of 2004 compared to a net loss of  $ (1,627,758)  for the same  period in 2003.  The net loss in 2004 was mainly  attributable  to the decrease in investment  income and
premium  income.   The  net  loss  in  2003  was  mainly   attributable  to  the
establishment of a contingent liability relating to a lawsuit.

Financial Condition

The financial  condition of the Company has improved  since  December 31,  2003.
Total   shareholders'   equity   increased   approximately   $ 1,785,000  as  of
September 30,  2004 compared to December 31,  2003. The increase is attributable to the  performance of the equity  investments of  $ 2,692,000,  net of deferred taxes,  that was included in the accumulated  other  comprehensive  income.  The
Company  purchased  treasury shares in the amount of $ 240,319,  which decreased shareholders' equity.

Investments represent approximately 76% and 77% of total assets at September 30,
2004 and  December 31,  2003,  respectively.  Accordingly,  investments  are the largest asset group of the Company.  The Company's  insurance  subsidiaries  are regulated by insurance  statutes and  regulations  as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, the majority of the  Company's  investment  portfolio is invested in high  quality,  low risk investments.

As of  September 30,  2004, the carrying  value of fixed maturity  securities in
default  as  to  principal  or  interest  was   immaterial  in  the  context  of
consolidated  assets  or  shareholders'   equity.  The  Company  has  identified
securities  it may sell and  classified  them as  "investments  held for  sale".
Investments  held for sale are carried at market,  with  changes in market value charged directly to shareholders' equity. To provide additional  flexibility and liquidity,  the Company has  categorized  almost all fixed maturity  investments acquired since 2000 as available for sale.

Liquidity and Capital Resources

The  Company  has  three  principal  needs for cash - the  insurance  companies'
contractual obligations to policyholders,  the payment of operating expenses and the servicing of its long-term debt.  Cash and cash  equivalents as a percentage of total  assets were  approximately  5% and 3% as of  September 30,  2004,  and
December 31,  2003,  respectively.  Fixed  maturities  as a percentage  of total assets were approximately 49% and 53% as of September 30,  2004 and December 31,
2003, respectively.

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

Net cash provided by operating  activities was  $ 2,022,616  and $ 1,317,190 for the nine months ending September 30,  2004 and 2003, respectively.  The net cash provided by operating  activities plus net policyholder  contract deposits after the payment of policyholder  withdrawals  equaled $ 3,623,228 for the first nine months of 2004 and $ 3,259,004 the same period in 2003. Management utilizes this measurement  of cash flows as an indicator of the  performance  of the Company's insurance  operations,  since  reporting  regulations  require  cash inflows and outflows  from  universal  life  insurance  products  to be shown  as  financing activities when reporting on cash flows.

Net  cash  provided  by (used  in)  investing  activities  was  $ 5,111,928  and
$ (19,081,597)  for the nine-month periods ending  September 30,  2004 and 2003, respectively.  The  most  significant  aspect  of cash  provided  by  (used  in)
investing activities is the fixed maturity  transactions.  The Company had fixed maturities in the amount of $ 64,444,104 and $ 56,788,550  that sold and matured in the first nine months of 2004 and 2003, respectively.  This is in addition to the  $ 13,322,714  and  $ 31,415,470  of the held to  maturity  securities  that matured in the first nine months of 2004 and 2003,  respectively.  In  addition, the Company purchased $ 65,547,217 and $ 102,415,754 of fixed maturities in 2004 and 2003, respectively.

Net  cash  provided  by (used  in)  financing  activities  was  $ (929,483)  and
$ 829,475  for the nine  month  periods  ending  September 30,  2004  and  2003, respectively.  Policyholder  contract  deposits  decreased  5% in the first nine months  of 2004  compared  to the same  period  in 2003.  Policyholder  contract withdrawals had a nominal  decrease in the first nine months of 2004 compared to the same period in 2003. In addition to these activities, the Company repaid the outstanding balance,  $ 2,275,000,  of its short-term debt during the first nine months of 2004. In addition,  the Company retired  $ 258,794 in common stock and reduced notes payable by $ 705,499 in the first nine months of 2003.

UTG is a holding  company that has no day-to-day  operations  of its own.  Funds required to meet its expenses,  generally costs  associated with maintaining the company in good  standing with states in which it does  business,  are primarily provided  by its  subsidiaries.  On a parent  only  basis,  UTG's  cash  flow is dependent  on  management  fees  received  from its  subsidiaries  and  earnings received on cash  balances.  At  September 30,  2004,  substantially  all of the consolidated shareholders equity represents net assets of its subsidiaries.  The
Company's  insurance  subsidiary has maintained  adequate  statutory capital and surplus and has not used  surplus  relief or financial  reinsurance,  which have come under  scrutiny by many state  insurance  departments.  The payment of cash dividends  to  shareholders  is  not  legally  restricted.  However,  the  state insurance  department  regulates  insurance  company dividend payments where the company is domiciled.

UG is an Ohio  domiciled  insurance  company,  which  requires  five days  prior notification  to the  insurance  commissioner  for the  payment  of an  ordinary dividend.  Ordinary  dividends  are  defined  as the  greater  of: a) prior year statutory  earnings or b) 10% of statutory capital and surplus.  At December 31,
2003,  UG's total statutory  capital and surplus  amounted to  $ 13,008,198.  At
December 31,  2003, UG had a statutory  loss from  operations of  $ (1,461,177).
Extraordinary  dividends  (amounts in excess of ordinary  dividend  limitations)
require prior approval of the insurance commissioner and are not restricted to a specific calculation. On September 30, 2004, UG paid $ 2,275,000 in dividends to its parent UTG. This dividend was comprised of $ 1,300,820 in ordinary dividends and $ 974,180 in extraordinary  dividends.  Necessary  regulatory approvals were received from the Ohio Department of Insurance prior to payment.

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

Interest rate risk

The  Company's  exposure  to interest  rate  changes  result from a  significant holding of fixed maturity  investments and mortgage loans on real estate, all of
which   comprised   approximately   74%  of  the  investment   portfolio  as  of
September 30,  2004. These investments are mainly exposed to changes in treasury
rates.  The  fixed  maturities   investments   include  U.S.  government  bonds,
securities issued by government  agencies,  mortgage-backed  bonds and corporate bonds. Approximately 35% of the fixed maturities we owned at September 30,  2004 are instruments of the United States government or are backed by U.S. government agencies or private  corporations  carrying  the  implied  full faith and credit backing of the U.S. government.

To manage interest rate risk, the Company performs periodic projections of asset
and  liability  cash  flows  to  evaluate  the  potential   sensitivity  of  the
investments and liabilities.  Management assesses interest rate sensitivity with
respect  to  the   available-for-sale   fixed   maturities   investments   using
hypothetical  test  scenarios  that assume either  upward or downward  100-basis point shifts in the prevailing  interest rates.  The following  tables set forth the  potential  amount of  unrealized  gains  (losses)  that  could be caused by
100-basis  point  upward and  downward  shifts on the  available-for-sale  fixed maturities investments as of August 31, 2004:

        Decreases in Interest Rates                Increases in Interest Rates
        ---------------------------                ---------------------------
        ----------------------- ------------------ ----------------- ---------------------- -----------------------
        200 Basis               100 Basis          100 Basis         200 Basis              300 Basis
        Points                  Points             Points            Points                 Points
        ------                  ------             ------            ------                 ------
        ----------------------- ------------------ ----------------- ---------------------- -----------------------
        $ 8,036,000             $ 5,402,000        $ (3,239,000)     $ (8,778,000)          $ (14,057,000)
        ----------------------- ------------------ ----------------- ---------------------- -----------------------

While the test scenario is for  illustrative  purposes only and does not reflect
our  expectations   regarding  future  interest  rates  or  the  performance  of fixed-income  markets,  it is a near-term  change that illustrates the potential impact of such events. Due to the composition of the Company's book of insurance business,  management  believes it is unlikely that the Company would  encounter large  surrender  activity due an interest  rate  increase  that would force the disposal of fixed maturities at a loss.

There are no fixed maturities or other investment that management  classifies as trading instruments. At September 30,  2004 and December 31, 2003, there were no investments in derivative instruments.

The Company currently has no debt outstanding.

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

Disclosure controls and procedures, no matter how well designed and implemented, can provide  only  reasonable  assurance  of  achieving  an entity's  disclosure
objectives.   The  likelihood  of  achieving  such  objectives  is  affected  by limitations  inherent in disclosure  controls and procedures.  These limitations include the fact that human judgment in  decision-making  can be faulty and that breakdowns  in internal  control  can occur  because of human  failures  such as simple  error  or  mistakes  or  because  of  intentional  circumvention  of the established process.

During the period covered by this report, there have been no significant changes in the Company's internal controls over financial  reporting or in other factors that could  significantly  affect  internal  controls over  financial  reporting subsequent to the date of the evaluation.

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

                            UNITED TRUST GROUP, INC.
                                  (Registrant)

Date:   November 10, 2004                      By  /s/ Randall L. Attkisson

                                                   Randall L. Attkisson
                                                   President, Chief Operating Officer
                                                      and Director

Date:   November 10, 2004                      By  /s/ Theodore C. Miller

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