Form 10-K
period 2004-12-31
UNITED TRUST GROUP INC
filed 2005-03-25
CIK 832480

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
     [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2004
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

As  of  June  30,  2004,  shares  of  the  Registrant's  common  stock  held  by non-affiliates  (based upon the price of the last sale of $ 5.50 per share), had an aggregate market value of approximately $ 7,256,893.

At March 22, 2005 the  Registrant  had  3,955,355  outstanding  shares of Common
Stock, stated value $ .02 per share.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                            UNITED TRUST GROUP, INC.
                                   FORM 10-K
                          YEAR ENDED DECEMBER 31, 2004

   ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
                 SHAREHOLDER MATTERS..........................................16
   ITEM 6.   SELECTED FINANCIAL DATA..........................................17
   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

   ITEM 9.   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

   ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..74

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

At December 31,  2004, significant majority-owned subsidiaries of the Registrant were as depicted on the following organizational chart:

This document at times will refer to the Registrant's largest  shareholder,  Mr.
Jesse T. Correll and certain  companies  controlled by Mr. Correll.  Mr. Correll
holds  a  majority   ownership  of  First  Southern   Funding  LLC,  a  Kentucky
corporation, (FSF) and First Southern Bancorp, Inc. (FSBI), a financial services holding  company.  FSBI  operates  through  four  100%  owned  subsidiary  banks including First Southern National Bank (FSNB).  Banking activities are conducted through  multiple  locations  within 10 counties in the state of  Kentucky.  Mr.
Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG
and is currently UTG's largest shareholder through his ownership control of FSF,
FSBI and affiliates. At December 31, 2004, Mr. Correll owns or controls directly and indirectly approximately 66% of UTG's outstanding stock.

UTG is a life insurance holding company.  The focus of UTG is the acquisition of other  companies in similar  lines of business and  management  of the insurance subsidiary.  UTG has no activities  outside the life  insurance  focus.  The UTG companies  became  members  of the same  affiliated  group  through a history of acquisitions in which life insurance companies were involved.

UG is a wholly owned life  insurance  subsidiary of UTG,  which  operates in the individual life insurance  business.  The primary focus of the insurance company has  been  the  servicing  of  existing  insurance  business  in  force  and the solicitation  of new  insurance  business.  In addition,  UG provides  insurance administrative services for other non-related entities.

REC is a wholly owned subsidiary of UTG, which was  incorporated  under the laws of the State of  Delaware  on June 1,  1971,  for the  purpose  of  dealing  and brokering  in  securities.  REC acts as an agent for its  customers  by  placing orders of mutual funds and variable  annuity  contracts  which are placed in the customers' names, the mutual fund shares and variable annuity accumulation units are held by the respective custodians, and the only financial involvement of REC
is  through   receipt  of  commission   (load).   REC  functions  at  a  minimum
broker-dealer  level.  It does not  maintain  any of its  customer  accounts nor receives  customer funds directly.  Operating  activity of REC accounts for less than $ 28,000 of earnings annually.

NORTH  PLAZA is a wholly  owned  subsidiary  of UG,  which  owns for  investment purposes, a shopping center in Somerset, Kentucky, approximately 14,000 acres of timberland in Kentucky,  and a 50% partnership  interest in an additional 11,000 acres of Kentucky  timberland.  Operating  activity of North Plaza  accounts for less than  $ 100,000 of earnings  annually.  The  timberland is harvested and in
various   stages  of  maturity.   The  property  is  carried  at   approximately
$ 7,400,000.

HAMPSHIRE  PLAZA is a 67% owned  subsidiary  of UG,  which  owns for  investment purposes,  a property  consisting  of a 254,228  square foot office  tower,  and
72,382 square foot attached retail plaza totaling 326,610 square feet along with an attached 349 space parking  garage,  in New  Hampshire.  In 2004, the Company obtained new lease agreements  whereby  approximately 58% of the building is now leased.  At  December 31,  2004,  the  property  was  carried  at  approximately
$ 13,400,000.  Operating activity of Hampshire Plaza accounted for approximately
$ 547,000 of income in the current year.

HP GARAGE is a 67% owned subsidiary of UG, which owns for investment purposes, a property  consisting of a 578 space parking garage, in New Hampshire.  Operating activity of HP Garage  accounted for  approximately  $ 68,000 of earnings in the current year.

HISTORY

UTG was incorporated December 14, 1984, as an Illinois corporation. The original name was United  Trust,  Inc.  (UTI).  The name was changed in 1999  following a merger with United Income Inc.  (UII).  During its first two and one-half years,
UTG was engaged in an intrastate public offering of its securities, raising over
$ 12,000,000  net of  offering  costs.  In 1986,  UTG  formed  a life  insurance subsidiary  and by 1987 began  selling life  insurance  products.  Over the next several  years,  UTG  acquired  several  additional  holding and life  insurance companies.  UTG has taken several steps to streamline and simplify the corporate structure  following the  acquisitions,  including  dissolution of  intermediate holding companies and mergers of several life insurance companies.

In March 2005,  UTG's Board of Directors  adopted a proposal to change the state of incorporation of UTG from Illinois to Delaware by merging UTG with and into a wholly-owned  Delaware subsidiary (the "reincorporation  merger").  The Board of
Directors and management of UTG believe that  reincorporation  in Delaware would
be  beneficial  to  the  Company   because   Delaware   corporate  law  is  more
comprehensive,   widely  used  and  extensively  interpreted  than  other  state corporate laws,  including  Illinois corporate law. The  reincorporation  merger would effect only a change in UTG's legal  domicile and certain other changes of a legal nature. It would not result in any change in UTG's business, management, fiscal year, assets or liabilities or location of its principal facilities.  The
Board of  Directors  intends  to  submit  the  reincorporation  proposal  to its shareholders  for approval at the 2005 annual meeting of shareholders to be held
on  June  15,  2005.  If  approved  by   shareholders,   UTG  expects  that  the
reincorporation  merger  would be  effected  as soon as  reasonably  practicable following the annual meeting.

PRODUCTS

UG's current  product  portfolio  consists of a limited number of life insurance product offerings, with a goal of enough variety to provide for the needs of the general  public and  existing  policyholders.  The  products  are designed to be competitive in the marketplace.

Historically,  UG's primary  universal life insurance product was referred to as the  "UL90A".  It was  issued for ages 0 - 65 and had a minimum  face  amount of
$ 25,000.  The  administrative  load is based on the issue  age,  sex and rating class of the  policy.  Policy  fees vary from $ 1 per month in the first year to
$ 4 per  month in the  second  and  third  years  and $ 3 per  month  each  year thereafter.  The UL90A  currently  credits 4.5% interest with a 4.5%  guaranteed interest rate.  Partial  withdrawals,  subject to a remaining minimum $ 500 cash surrender  value  and a $ 25  fee,  are  allowed  once a year  after  the  first duration.  Policy loans are available at 7.4% interest in advance.  The policy's accumulated  fund will be credited the  guaranteed  interest rate in relation to the amount of the policy loan.  Surrender  charges are based on a percentage  of target premiums  starting at 120% for years 1-5 then grading downward to zero in year 15.  This  policy  contains  a  guaranteed  interest  credit  bonus for the long-term  policyholder.  From years 10 through 20, additional  interest bonuses can be earned if  certain  criteria  are met,  primarily  relating  to the total amount of premiums  paid and amount of  accumulated  value,  with a total in the twentieth  year of 1.375%.  The bonus is credited from the policy issue date and is contractually guaranteed.

In 2003 UG  replaced  its  "Century  2000"  product  with a new  universal  life contract;  the "Legacy" product.  This product was designed for use with several
distribution   channels  including  the  Company's  own  internal  agents,  bank agent/employees and through personally producing general agents "PPGA".  Similar to the  UL90A,  this  policy is issued for ages 0 - 65, in face  amounts  with a minimum of $ 25,000.  But unlike the Century 2000 this product was designed with level  commissions.  The Legacy product has a current declared  interest rate of
4.0%,  which is equal to its  guaranteed  rate.  After five years the guaranteed rate  drops to 3.0%.  During  the first five years the policy fee will be $ 6.00 per month on face  amounts  less than  $ 50,000  and $ 5.00 per month for larger amounts.  After the first five years the Company may increase  this rate but not more than  $ 8.00  per month.  The  policy has other  loads that vary based upon issue age and risk classification.  Partial withdrawals,  subject to a remaining minimum $ 500 cash surrender value and a $ 25 fee, are allowed once a year after the first duration.  Policy loans are available at 7.4% interest in advance. The policy's  accumulated  fund will be credited  the  guaranteed  interest  rate in relation  to the amount of the policy  loan.  Surrender  charges  are based on a percentage  of target  premiums  starting at 100% for years 1 and 2 then grading downward to zero in year 5.

Also  available are a number of traditional  whole life policies.  The Company's
Ten Pay Whole Life Insurance product has a level face amount.  The level premium is payable for the first ten policy  years.  This policy is available  for issue ages 0-65, and has a minimum face amount of $10,000.  This policy can be used in conversion situations,  where it is available up to age 75 and at a minimum face amount of $5,000. There is no policy fee.

The  Preferred  Whole Life  Insurance  product  also has a level face amount and level premium, although the premiums are payable for life on this product. Issue ages are 0-65 and the minimum  face  amount is $25,000.  There is no policy fee.
Unlike  the Ten  Pay,  this  product  has  several  optional  riders  available:
Accidental Death rider,  Children's Term Insurance rider, Terminal Illness rider and/or Waiver of Premium rider.

The Tradition is a fixed premium whole life insurance policy. Premiums are level and  payable  for life.  Issue ages are 0-80.  The  minimum  face  amount is the greater of $10,000 or the amount of coverage  provided by a $100 annual premium.
There is a $30 policy  fee.  This  product has the same  optional  riders as the
Preferred Whole Life, listed above.

Our  newest  product  is called Kid Kare.  This is a single  premium  level term policy to age 21. A face amount of $5,000 can be purchased for a single  premium of $250,  and a $10,000  face amount  requires a premium of $500.  The policy is issued  from  ages 0-15 and has  conversion  privileges  at age 21.  There is no policy fee.

The Horizon Annuity completes our product  portfolio.  This product is issued to ages 0-80. The minimum annual premium in the first year is $2,000, with premiums being optional in all other years.  There is a maintenance  fee of $18 beginning in the second  policy year.  This fee is waived if the annuity value is at least
$2,000.  This policy has a decreasing  surrender charge for the first five years of the contract.

Products  currently in development  include a decreasing term policy and a level term policy.  The  decreasing  term policy will be  convertible to age 65 or the policy anniversary prior to expiry.  Terms of 10, 15, 20 25 and 30 years will be available.  Each term  period  has it's own issue age  criteria.  The level term policy will be renewable to age 70 and convertible to age 65. Issue ages for the level term policy will be 18-60.

The Company's actual  experience for earned interest,  persistency and mortality varies from the  assumptions  applied to pricing and for  determining  premiums.
Accordingly,  differences  between the  Company's  actual  experience  and those assumptions  applied may impact the  profitability  of the Company.  The Company monitors  investment  yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads.  Credited rates are reviewed and  established  by the Board of Directors of UG.  Currently,  all
crediting rates have been reduced to the respective product guaranteed  interest rate.

The  Company  has a variety of  policies  in force  different  from those  being marketed.  Interest  sensitive  products,  including  universal  life and excess interest  whole life ("fixed  premium UL"),  account for 59% of the insurance in force.  Approximately  20% of the insurance in force is participating  business, which  represents  policies under which the policyowner  shares in the insurance company's  statutory  divisible surplus.  The Company's average persistency rate for its  policies  in  force  for  2004 and  2003  has  been  94.6%  and  94.9%,
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
Management   currently  places  little  emphasis  on  new  business  production, believing  resources  could be better  utilized  in other  ways.  Current  sales primarily  represent sales to existing  customers through  additional  insurance needs or conservation  efforts.  In 2001, the Company  increased its emphasis on policy retention in an attempt to improve current  persistency  levels.  In this regard,  several of the home office staff have become licensed  insurance agents enabling  them  broader  abilities  when  dealing with the customer in regard to his/her existing policies and possible  alternatives.  The conservation  efforts described  above have been  generally  positive.  Management  will  continue  to monitor these efforts and make  adjustments  as seen  appropriate to enhance the future success of the program.

At year-end  2004,  the Company  retired its  universal  life  product  commonly referred to as the UL90A.  This  product had been offered  since 1990.  Sales of this product have been extremely low in recent periods. Management concluded the product had run its life cycle and  discontinued  its offering.  The Company has introduced  new and updated  products in recent  periods  including  the Horizon
Annuity,  the  Legacy  and  Kid  Kare.  The  company  is  currently  working  on development  of a level term and  decreasing  term  product.  Management  has no current  plans  to  increase  marketing  efforts.  New  product  development  is anticipated  to be  utilized  in  conservation  efforts  and  sales to  existing customers. Such sales are not expected to be material.

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
Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Massachusetts,  Minnesota,
Mississippi,  Missouri,  Montana,  Nebraska, Nevada, New Mexico, North Carolina,
North  Dakota,  Ohio,  Oklahoma,  Oregon,  Pennsylvania,   Rhode  Island,  South
Carolina,  South Dakota,  Tennessee,  Texas, Utah,  Virginia,  Washington,  West
Virginia and Wisconsin.

In 2004,  $ 17,161,576  of total direct  premium was  collected by the insurance subsidiary.  Ohio  accounted  for 27%,  Illinois  accounted  for  19%,  and West
Virginia  accounted for 11% of total direct premiums  collected.  No other state accounted for more than 5% of direct premiums collected.

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

The  Company  requires  blood  samples  to be drawn  with  individual  insurance applications  for coverage over  $ 45,000  (age 46 and above) or $ 95,000  (ages
16-45).  Blood  samples are tested for a wide range of  chemical  values and are screened for antibodies to the HIV virus.  Applications  also contain  questions permitted by law regarding the HIV virus, which must be answered by the proposed insureds.

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

Benefit  reserves for  universal  life  insurance  and interest  sensitive  life insurance  products  are  computed  under a  retrospective  deposit  method  and represent policy account balances before applicable  surrender  charges.  Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances.  Interest crediting rates for universal life and  interest  sensitive  products  range from 4.0% to 5.5% for the years  ended
December 31, 2004, 2003 and 2002.

REINSURANCE

As is customary in the  insurance  industry,  the  insurance  subsidiary  of the
Company  cedes  insurance  to,  and  assumes  insurance  from,  other  insurance companies under reinsurance  agreements.  Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater  diversification  of risk. The ceding insurance company remains primarily  liable with respect to ceded insurance should any reinsurer be unable to meet the obligations  assumed by it. However,  it is the practice of insurers to reduce  their  exposure to loss to the extent  that they have been  reinsured with  other  insurance  companies.  The  Company  sets a limit on the  amount of insurance  retained on the life of any one person.  The Company  will not retain more than $ 125,000,  including  accidental death benefits,  on any one life. At
December 31,  2004, the Company had gross  insurance in force of $ 3.141 billion of which approximately $ 531 million was ceded to reinsurers.

The Company's  reinsured business is ceded to numerous  reinsurers.  The Company monitors the solvency of its  reinsurers in seeking to minimize the risk of loss in the event of a failure by one of the parties.  The primary  reinsurers of the
Company are large, well capitalized entities.

Currently,  the Company is utilizing  reinsurance  agreements  with Generali USA
Life  Reassurance  Company,  (Generali)  and  Swiss Re Life and  Health  America
Incorporated (SWISS RE). Generali and SWISS RE currenty hold an "A" (Excellent), and "A+"  (Superior)  rating,  respectively,  from A.M. Best, an industry rating company. The reinsurance agreements were effective December 1, 1993, and covered most new business of the Company.  The  agreements  are a yearly  renewable term
(YRT)  treaty  where the Company  cedes  amounts  above its  retention  limit of
$ 100,000 with a minimum cession of $ 25,000.

In addition  to the above  reinsurance  agreements,  the  Company  entered  into reinsurance  agreements with Optimum Re Insurance  Company (Optimum) during 2004 to provide reinsurance on new products released for sale in 2004. The agreements are yearly  renewable  term (YRT) treaties where the Company cedes amounts above its retention  limit of $100,000 with a minimum cession of $25,000 as has been a
Company practice for the last several years with its reinsurers. Also, effective
January 1, 2005,  Optimum became the reinsurer of 100% of the  accidental  death benefits  (ADB) in force of the  Company.  Previously,  Generali  provided  this coverage.  This coverage is renewable annually at the Company's option.  Optimum specializes in reinsurance  agreements  with small to mid-size  carriers such as the Company. Optimum currently holds an "A" (Excellent) rating from A.M. Best.

UG entered a  coinsurance  agreement  with Park  Avenue Life  Insurance  Company
(PALIC) as of September 30,  1996. Under the terms of the agreement, UG ceded to
PALIC  substantially  all of its paid-up life insurance  policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  PALIC and  its  ultimate  parent  The  Guardian  Life  Insurance  Company  of  America
(Guardian),  currently  hold an "A"  (Excellent),  and "A+"  (Superior)  rating, respectively,  from A.M. Best, an industry rating  company.  The PALIC agreement accounts  for  approximately  68%  of  the  reinsurance  reserve  credit,  as of
December 31, 2004.

On  September 30,  1998,  UG  entered  into a  coinsurance  agreement  with  The
Independent Order of Vikings, an Illinois fraternal benefit society (IOV). Under the terms of the agreement,  UG agreed to assume, on a coinsurance basis, 25% of the reserves and  liabilities  arising  from all  in-force  insurance  contracts issued  by the IOV to its  members.  At  December 31,  2004,  the IOV  insurance in-force was approximately $ 1,686,000,  with reserves being held on that amount of approximately $ 393,000.

On June 1,  2000, UG assumed an already existing  coinsurance  agreement,  dated
January 1,   1992,  between  Lancaster  Life  Reinsurance  Company,  an  Arizona corporation  (LLRC) and Investors Heritage Life Insurance Company, a corporation organized under the laws of the Commonwealth of Kentucky (IHL).  Under the terms of the agreement, LLRC agreed to assume from IHL a 90% quota share of new issues of credit life and  accident  and health  policies  that have been written on or after January 1,  1992 through various  branches of the First Southern  National
Bank. The maximum amount of credit life insurance that can be assumed on any one individual's  life is  $ 15,000.  UG  assumed  all the  rights  and  obligations formerly held by LLRC as the reinsurer in the  agreement.  LLRC  liquidated  its charter  immediately  following  the transfer.  At  December 31,  2004,  IHL has insurance  in-force of  approximately  $ 2,295,000,  with reserves being held on that amount of approximately $ 33,000.

The Company does not have any short-duration  reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts
on premiums earned in 2004, 2003 and 2002 was as follows:

                                        Shown in thousands
                       ---------------------------------------------------------
                       2004                2003                 2002
                       Premiums            Premiums             Premiums
                       Earned              Earned               Earned
                       ----------------    ----------------     ----------------
Direct             $            17,238 $            18,087 $            18,597
Assumed                             38                  34                  96
Ceded                           (3,036)             (2,896)             (2,701)
                       ----------------    ----------------    ----------------
Net premiums       $            14,240 $            15,225 $            15,992
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

The following table reflects net investment income by type of investment.

                                                                   December 31,
                                                ----------------------------------------------------------
                                                  2004               2003               2002
                                                  ---------------    ----------------   ----------------
Fixed maturities and fixed maturities
  held for sale                               $        7,060,761 $        8,418,969  $      10,302,735
Equity securities                                        657,609            456,361            131,778
Mortgage loans                                         1,209,358          1,522,700          1,749,935
Real estate                                            5,335,530          2,832,171          3,261,043
Policy loans                                             918,562            949,770            965,227
Short-term investments                                    80,241             11,161             26,522
Cash                                                     111,986            137,478            211,293
                                                  ---------------    ----------------   ----------------
Total consolidated investment income                  15,374,047         14,328,610         16,648,533
Investment expenses                                   (4,953,161)        (4,058,110)        (3,133,731)
                                                 ----------------   ----------------    ----------------
Consolidated net investment income            $       10,420,886 $       10,270,500  $      13,514,802
                                                  ===============    ================   ================

At  December 31,  2004, the Company had a total of $ 805,787 in investment  real estate, which did not produce income during 2004.

The following table  summarizes the Company's fixed  maturities  distribution at
December 31, 2004 and 2003 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

                                Fixed Maturities
               Rating                               % of Portfolio
                                                ----------------------
                                                  2004        2003
                                                ----------  ----------
               Investment Grade
               AAA                                 82%         82%
               AA                                   1%          1%
               A                                   13%         12%
               BBB                                  4%          4%
               Below investment grade               0%          1%
                                                ----------  ----------
                                                  100%        100%
                                                ==========  ==========

The  following  table  summarizes  the  Company's  fixed  maturities  and  fixed maturities held for sale by major classification.

                                                                      Carrying Value
                                                      --------------------------------------------------
                                                                2004                      2003
                                                          --------------------      --------------------
U.S. government and government agencies               $        49,434,111          $     42,023,692
States, municipalities and political subdivisions               2,625,737                 6,520,332
Collateralized mortgage obligations                            79,701,893                89,195,177
Public utilities                                                        0                 5,397,880
Corporate                                                      28,405,561                22,977,808
                                                          --------------------      --------------------
                                                      $       160,167,302         $     166,114,889
                                                          ====================      ====================

The following  table shows the  composition,  average  maturity and yield of the
Company's investment portfolio at December 31, 2004.

                                                  Average
                                                  Carrying               Average                 Average
        Investments                               Value                  Maturity                Yield
        -----------------------------------       ----------------       ------------------      ------------

        Fixed maturities and fixed
           maturities held for sale         $      163,141,096            5 years                 4.33%
        Equity securities                           20,880,669            Not applicable          3.15%
        Mortgage Loans                              23,719,192            5 years                 5.10%
        Investment real estate                      26,458,953            Not applicable         20.17%
        Policy loans                                13,035,574            Not applicable          7.05%
        Short-term investments                          37,083            Not applicable          8.25%
        Cash and cash equivalents                   10,304,600            On demand               1.84%
                                                  ----------------
        Total Investments and Cash
           and cash equivalents             $      257,577,167                                    4.05%
                                                  ================

At December 31, 2004, fixed maturities and fixed maturities held for sale have a combined market value of  $ 160,291,675.  Fixed  maturities held to maturity are carried at amortized  cost.  Management has the ability and intent to hold these securities until maturity. Fixed maturities held for sale are carried at market.

The Company holds $ 39,489 in short-term  investments.  Management  monitors its investment  maturities,  which  in  their  opinion  is  sufficient  to meet  the
Company's cash requirements.  Fixed maturities of $ 9,016,462 mature in one year and $ 55,006,074 mature in two to five years.

The Company holds $ 20,722,415 in mortgage loans, which represents approximately
7% of the total assets.  All mortgage loans are first position  loans.  Before a new loan is issued,  the  applicant is subject to certain  criteria set forth by
Company  management to ensure quality control.  These criteria include,  but are not  limited  to,  a  credit  report,  personal  financial  information  such as outstanding  debt,  sources of income,  and  personal  equity.  Loans issued are limited to no more than 80% of the  appraised  value of the property and must be first position against the collateral.

The Company has one mortgage loan in the process of foreclosure,  with a balance due of  $ 1,401,345  at  December 31,  2004.  The  Company  has no loans under a repayment  plan or  restructuring.  Letters are sent to each  mortgagee when the loan becomes 30 days or more  delinquent.  Loans 90 days or more  delinquent are placed on a non-performing  status and classified as delinquent loans.  Reserves for loan  losses are  established  based on  management's  analysis  of the loan balances  compared to the  expected  realizable  value should  foreclosure  take place. Loans are placed on a non-accrual status based on a quarterly analysis of the  likelihood  of repayment.  All  delinquent  and troubled  loans held by the
Company are loans,  which were held in portfolios  by acquired  companies at the
time  of  acquisition.   Management   believes  the  current  internal  controls
surrounding the mortgage loan selection process provide a quality portfolio with minimal risk of foreclosure and/or negative financial impact.

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
During  2004,  2003 and  2002  the  Company  issued  approximately  $ 2,627,000,
$ 11,405,000  and  $ 6,920,000 in new mortgage  loans,  respectively.  These new
loans  were   originated   through  FSNB  and  funded  by  the  Company  through
participation  agreements with FSNB. FSNB services all the mortgage loans of the
Company.  The  Company  pays  FSNB a .25%  servicing  fee on these  loans  and a one-time fee at loan  origination  of .50% of the original  loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.
UG paid $ 45,468,  $ 63,214 and $ 70,140 in servicing fees and $ 0, $ 13,821 and
$ 35,127 in origination fees to FSNB during 2004, 2003 and 2002, respectively.

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

The following table shows a distribution of the Company's mortgage loans by type.

Mortgage Loans                                           Amount            % of Total
------------------------------------------------------   ----------------  -------------
Commercial - insured or guaranteed                    $        3,832,838           19%
Commercial - all other                                        16,807,574           81%
Residential - insured or guaranteed                               53,210            0%
Residential - all other                                           28,793            0%

The following table shows a geographic  distribution  of the Company's  mortgage loan portfolio and investment real estate.

                        Mortgage            Real
                        Loans               Estate
                        ------------        ----------
Alabama                        15%                0%
Colorado                       15%                0%
Illinois                        7%                3%
Indiana                         3%                0%
Kentucky                       40%               36%
New Hampshire                   0%               61%
Texas                          20%                0%
Virginia                        0%                0%
                        ------------        ----------
Total                         100%              100%
                        ============        ==========

The following table summarizes delinquent mortgage loan holdings of the Company.

Delinquent
90 days or more                            2004               2003               2002
-----------------------------------        -------------      -------------      -------------
Non-accrual status                  $         167,148    $       179,204    $       171,300
Other                                               0                  0                  0
Reserve on delinquent
Loans                                        (120,000)          (120,000)          (120,000)
                                           -------------      -------------      -------------
Total delinquent                    $          47,148    $        59,204    $        51,300
                                           =============      =============      =============
Interest income past due
(delinquent loans)                  $               0    $             0    $             0
                                           =============      =============      =============

In process of restructuring         $               0    $             0    $             0
Restructuring on other
than market terms                                   0                  0                  0
Other potential problem
Loans                                               0                  0              1,709
                                           -------------      -------------      -------------
Total problem loans                 $               0    $             0    $         1,709
                                           =============      =============      =============
Interest income foregone
(restructured loans)                $               0    $             0    $             0
                                           =============      =============      =============

In process of foreclosure           $       1,401,345    $     1,423,804    $             0
                                           -------------      -------------      -------------
Total foreclosed loans              $       1,401,345    $     1,423,804    $             0
                                           =============      =============      =============
Interest income foregone
(restructured loans)                $               0    $             0    $             0
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

The Company performs  administrative  work as a third party  administrator (TPA)
for  unaffiliated  life  insurance  companies.  During the year ended 2004,  the
Company obtained an additional contract for these services, which should provide approximately  $ 360,000 additional annual revenues.  These TPA revenue fees are included  in  the  line  item  "other  income"  on  the  Company's  consolidated statements of  operations.  The Company  intends to continue to pursue other TPA arrangements through its alliance with Fiserv Life Insurance Solutions (Fiserv).
Through this alliance,  the Company provides TPA services to insurance companies seeking business process  outsourcing  solutions.  Fiserv is responsible for the marketing  and  sales  function  for the  alliance,  as well  as  providing  the datacenter operations. UTG staffs the administration effort. Management believes this alliance with Fiserv positions the Company to generate  additional revenues by utilizing the Company's current excess capacity and administrative  services.
Fiserv  is a unit of  Fiserv,  Inc.  (Nasdaq:  FISV)  which  is an  independent, full-service  provider of integrated data processing and information  management systems to the financial industry, headquartered in Brookfield, Wisconsin.

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

GOVERNMENT REGULATION

Insurance  companies are subject to regulation and supervision in all the states where they do business.  Generally  the state  supervisory  agencies  have broad administrative  powers  relating to granting and  revoking  licenses to transact business , license agents,  approving forms of policies used,  regulating  trade practices  and  market  conduct,  the form and  content  of  required  financial statements, reserve requirements,  permitted investments,  approval of dividends and in general, the conduct of all insurance activities. Insurance regulation is concerned  primarily  with the protection of  policyholders.  The Company cannot predict  the  impact of any  future  proposals,  regulations  or market  conduct investigations. UG is domiciled in the state of Ohio.

Insurance  companies  must also file  detailed  annual  reports  on a  statutory accounting basis with the state  supervisory  agencies where each does business;
(see Note 6 to the consolidated financial statements) regarding statutory equity and income from operations. These agencies may examine the business and accounts at  any  time.  Under  the  rules  of  the  National  Association  of  Insurance
Commissioners  (NAIC) and state laws,  the  supervisory  agencies of one or more states examine a company periodically, usually at three to five year intervals.

Most  states  also  have  insurance  holding  company  statutes,  which  require registration and periodic reporting by insurance  companies  controlled by other
corporations   licensed   to   transact   business   within   their   respective
jurisdictions.  The  insurance  subsidiary  is subject to such  legislation  and
registered  as  controlled   insurers  in  those  jurisdictions  in  which  such
registration  is  required.  Statutes  vary from  state to state  but  typically require  periodic  disclosure,  concerning  the  corporation  that  controls the registered insurers and all subsidiaries of such corporation. In addition, prior
notice  to,  or  approval  by,  the  state  insurance   commission  of  material
transactions  with  affiliates,   including  transfers  of  assets,  reinsurance
agreements,  management  agreements  (see Note 9 to the  consolidated  financial statements),  and payment of dividends (see Note 2 to the consolidated financial statements) in excess of specified amounts by the insurance  subsidiary,  within the holding company system, are required.

Risk-based  capital  requirements  and state guaranty fund laws are discussed in
Item 7, "Management's Discussion and Analysis of Financial Condition and Results
of Operations".

EMPLOYEES

At  December 31,  2004,  UTG and its  subsidiaries  had 52 full-time  equivalent employees. UTG's operations are headquartered in Springfield, Illinois.

ITEM 2.  PROPERTIES

The  following   table  shows  a  breakout  of  property,   net  of  accumulated
depreciation,  owned and  occupied by the Company and the  distribution  of real estate by type.

     Property owned                         Amount                  % of Total
     Home Office                        $     1,758,587                    6%

     Investment real estate
     Commercial                              27,386,294                   91%
     Residential development                    805,787                    3%
                                             28,192,081                   94%

     Grand total                        $    29,950,668                  100%

Total  investment real estate holdings  represent  approximately 9% of the total assets  of the  Company  net of  accumulated  depreciation  of  $ 2,872,199  and
$ 1,729,001 at year-end 2004 and 2003  respectively.  The Company owns an office complex in Springfield, Illinois, which houses the primary insurance operations.
The office  buildings in this complex  contain  57,000 square feet of office and warehouse  space,  and are carried at  $ 1,758,587.  Currently,  the  facilities occupied  by  the  Company  are  adequate  relative  to  the  Company's  present operations.

Commercial  property  mainly  consists  of  North  Plaza,  Hampshire  Plaza  and
Hampshire  Plaza  Garage.  See Item 1,  "Business"  for  additional  information regarding descriptions and operating results of these properties.

Residential development property is primarily located in Springfield,  Illinois, and consists of two parcels. The Company has no current plans to further develop these parcels. The properties are located in a growing area of the community and are currently being marketed for sale.

ITEM 3.  LEGAL PROCEEDINGS

In the normal  course of business  the Company is involved  from time to time in various  legal  actions and other state and federal  proceedings.  There were no proceedings pending as of December 31, 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There  were no  matters  submitted  to a vote of UTG's  shareholders  during the fourth quarter of 2004.

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

                                                            2004                           2003
         PERIOD                                      High           Low             High          Low

         First quarter                              6.250        5.550             7.000        6.800
         Second quarter                             6.250        5.500             8.000        6.850
         Third quarter                              5.600        5.100             7.150        6.700
         Fourth quarter                             6.000        5.100             7.490        5.800

UTG has not  declared or paid any  dividends on its common stock in the past two fiscal  years,  and has no current plans to pay dividends on its common stock as it intends to retain all earnings for  investment in and growth of the Company's business.  See Note 2 in the accompanying  consolidated financial statements for information regarding dividend restrictions,  including applicable  restrictions on the ability of the Company's life insurance subsidiary to pay dividends up to the Registrant.

As of March 22, 2005 there were 9,306 record holders of UTG common stock.

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
                                             (a)                             (b)                             (c)
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Employee and Director Stock
Purchase plans approved by
security holders
                                                                                                             310,123
                                                     0                              0
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Employee and Director Stock
Purchase plans not approved by
security holders

                                                     0                              0                              0
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Total                                                0                              0                        310,123
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

A total of  400,000  shares of common  stock  may be  purchased  under the plan, subject to appropriate  adjustment for stock dividends,  stock splits or similar recapitalizations  resulting  in a  change  in  shares  of UTG.  The plan is not intended to qualify as an "employee  stock  purchase  plan" under Section 423 of the Internal  Revenue Code.  During 2004 and 2003, the Board of Directors of UTG
approved offerings under the plan to qualified individuals.  For the years ended
December 31,  2004  and  2003,  four  individuals  purchased  14,440  and  eight individuals  purchased  58,891  shares of UTG common stock,  respectively.  Each
participant   under  the  plan  executed  a  "stock   restriction  and  buy-sell
agreement",  which among other things provides UTG with a right of first refusal on any future sales of the shares acquired by the participant under this plan.

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
December 31, 2004, UTG had 89,877 shares outstanding that were issued under this
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

FINANCIAL HIGHLIGHTS
(000's omitted, except per share data)
                                         2004             2003            2002           2001             2000
                                         -------------    -----------     -----------    ------------     ------------
Premium income
  net of reinsurance                 $      14,140    $      15,023  $       15,832  $      17,141   $       19,490
Total revenues                       $      25,467    $      26,488  $       30,177  $      33,313   $       35,747
Net income (loss)*                   $        (276)   $      (6,396) $        1,339  $       2,308   $         (696)
Basic income (loss) per share        $       (0.07)   $       (1.67) $         0.38  $        0.62   $        (0.17)
Total assets                         $     317,868    $     311,557  $      320,494  $     328,939   $      333,035
Total long-term debt                 $           0    $       2,290  $        2,995  $       4,401   $        1,817
Dividends paid per share                      NONE             NONE            NONE           NONE             NONE

* Includes equity earnings of investees.

ITEM 7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITION  AND
RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations,  financial  condition and liquidity and capital resources for the three years ended  December 31,  2004.  This analysis  should be read in conjunction with the consolidated  financial statements and related notes, which appear elsewhere in this Form 10-K. The Company reports  financial  results on a consolidated basis. The consolidated  financial  statements include the accounts of UTG and its subsidiaries at December 31, 2004.

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

Critical Accounting Policies

General

We have  identified  the  accounting  policies  below as critical to the understanding  of our results of  operations  and our  financial  position.  The application  of these  critical  accounting  policies in preparing our financial statement  requires  management  to  use  significant  judgments  and  estimates concerning future results or other developments including the likelihood, timing or amount of one or more  future  transactions  or amounts.  Actual  results may differ from these  estimates under  different  assumptions or conditions.  On an on-going basis, we evaluate our estimates,  assumptions and judgments based upon historical  experience  and  various  other  information  that we  believe to be
reasonable  under  the  circumstances.   For  a  detailed  discussion  of  other
significant  accounting  policies,  see  Note  1 to the  consolidated  financial statements.

DAC and Cost of Insurance Acquired

Deferred  acquisition  costs  (DAC) and cost  ofinsurance  acquired  reflect our expectations about the future experience of the existing business in-force.  The primary  assumptions  regarding  future  experience that can affect the carrying value of DAC and cost of insurance acquired balances include mortality, interest spreads and policy lapse rates.  Significant  changes in these  assumptions  can impact  amortization  of DAC and cost of insurance  acquired in both the current and future periods, which is reflected in earnings.

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

Results of Operations

(a)  Revenues

Premiums and policy fee revenues,  net of reinsurance  premiums and policy fees, decreased 6% when  comparing  2004 to 2003 and 5% from 2003 to 2002. The Company continues  to write very  little  new  business,  as  Management  places  modest emphasis on new  business  production.  Unless the  Company  acquires a block of in-force business,  management expects premium revenue to continue to decline at a rate consistent with prior experience.  The Company's average persistency rate for all  policies  in force for  2004,  2003 and 2002 was  approximately  94.6%,
94.9%, and 93.6%,  respectively.  Persistency is a measure of insurance in force retained in relation to the previous year.

The  Company's  primary  source  of  new  business  production  comes  from  the conservation effort implemented several years ago. This effort was an attempt to improve the persistency  rate of insurance  company's  policies.  Several of the customer  service  representatives  of the Company are also  licensed  insurance agents,  allowing them to offer other products within the Company's portfolio to existing  customers.  Additionally,  stronger  efforts  have been made in policy retention  through more personal contact with the customer  including  telephone calls to discuss  alternatives and reasons for a customer's request to surrender their policy.  Previously,  the Company's agency force was primarily responsible for  conservation  efforts.  With the  decline in the  number of  agents,  their ability  to  reach  these  customers  diminished,  making  conservation  efforts
difficult.   The  conservation  efforts  described  above  have  been  generally positive. Management will continue to monitor these efforts and make adjustments as seen  appropriate to enhance the future success of the program.  In 2003, the
Company  replaced its original  universal life product with a new universal life contract  referred to as "the  Legacy".  This  product was designed for use with several distribution  channels including the Company's own internal agents, bank agent/employees  and through  personally  producing  general agents  "PPGA".  In addition,  the Company has introduced  other new and updated  products in recent periods  including the Horizon  Annuity and Kid Kare (as single  premium,  child term policy).  The company is currently  working on  development of a level term and  decreasing  term  product.  Management  has no  current  plans to  increase marketing  efforts.  New product  development  is  anticipated to be utilized in conservation  efforts  and  sales to  existing  customers.  Such  sales  are not expected to be material.

The Company has considered the feasibility of a marketing opportunity with First
Southern  National  Bank  (FSNB)  an  affiliate  of UTG's  largest  shareholder,
Chairman  and CEO, Mr.  Jesse T.  Correll.  Management  has  considered  various products  including  annuity type  products,  mortgage  protection  products and existing  insurance  products,  as potential  products that could be marketed to banking customers.  This marketing  opportunity has potential and is believed to be a viable niche.  This potential is in the very early states of consideration.
Management  will proceed  cautiously and may even determine not to proceed.  The introduction  of new  products is not  expected to produce  significant  premium writings.  The  Company is  currently  looking  at other  types of  products  to compliment the existing offerings.

Net investment income increased 1% when comparing 2004 to 2003 and decreased 24%
when comparing 2003 to 2002. The overall gross investment  yields for 2004, 2003 and 2002, are 6.06%,  5.73% and 6.66%,  respectively.  The decline in investment yield  during 2003 was directly  affected by the decline in the  national  prime rate, which was 4.00% at December 31, 2003. The national prime rate increased to
5.25% at  December 31,  2004;  however,  the  lower  yield in  recent  years has resulted  in reduced  earnings  on  short-term  funds as well as on  longer-term
investments   acquired  during  the  reporting  period.   Through  this  period,
Management  shortened  the length of the Company's  portfolio  and  maintained a conservative  investment  philosophy.  As such, following an analysis of current holdings  during the first half of 2004,  the Company  liquidated  approximately
$ 39,000,000 of its collateralized  mortgage obligation and mortgage backed bond portfolio in order to limit its interest rate and  extension  risk. In addition, there were  $ 48,000,000  in bonds that matured or were called during 2004.  The result of these  transactions  caused an excess of cash  invested in  short-term money market funds during parts of 2004. The Company began reinvesting this cash during the second quarter  primarily in governmental and agency bonds at current lower  yields.  Although  this hurts  investment  earnings in the short run, the
Company has not had to write off any  investment  losses due to excessive  risk.
Many insurance  companies have suffered  significant  losses in their investment portfolios as a result of corporate  defaults and  bankruptcies  in the last few years; however,  because of the Company's conservative investment philosophy the
Company has so far avoided such  significant  losses.  The  Company's  corporate holdings are relatively small compared to the insurance industry. Recent periods investments acquired include a very limited amount in corporate securities.

In addition to the changing  interest rate  environment,  the Company  benefited from improved  earnings on its real estate  investment in Hampshire  Plaza.  New tenant  leases  during the year  resulted  in an  increase  in  earnings on this investment,  with 2004  being  the  first  year of  ownership  to show  positive results. The property is expected to continue showing positive results in future periods.  This parcel was acquired two years ago with an original  projection of two  years of  unprofitable  results.  Actual  results  have  been  better  than originally projected as a result of leasing vacant space quicker.  This property reflected an increase in investment income of approximately  $992,000 in 2004 as compared to 2003.

The Company's  investments are generally  managed to match related insurance and policyholder liabilities.  The comparison of investment return with insurance or investment  product crediting rates establishes an interest spread.  The Company monitors  investment  yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads, ranging from 1%
to 2%. In previous  years,  the Board of Directors  lowered  crediting  rates to their  guaranteed  minimum  rates,  and as such,  cannot lower them any further.
These  adjustments were in response to the continued  declines in interest rates in the marketplace  described above.  Policy interest crediting rate changes and expense load changes become effective on an individual  policy basis on the next policy anniversary. Therefore, it takes a full year from the time the change was determined for the full impact of such change to be realized.  If interest rates decline in the  future,  the  Company  won't be able to lower rates and both net investment income and net income will be impacted negatively.

Realized  investment gains, net of realized losses,  were $ (20,648),  $ 485,436 and $ 13,634 in 2004, 2003 and 2002, respectively.  As previously discussed, the
Company sold several of its collateralized mortgage obligation bonds during 2004 and realized a nominal net loss on these securities.  The primary source for the
2003 gain is from the sale of two investments. The Company sold one common stock holding,  realizing a gain of $ 165,262 and one real estate holding, realizing a gain of $ 211,352.  During 2002, the modest realized gain consisted primarily of real estate  sales on  residential  development  property  the Company  owned in
Springfield, Illinois.

The Company performs  administrative  work as a third party  administrator (TPA)
for  unaffiliated  life insurance  companies.  The Company receives monthly fees based on policy in force counts and certain other activity  indicators,  such as number of premium  collections  performed,  or services  performed.  The Company entered into a new contract  mid-year 2004,  which should provide  approximately
$ 360,000  additional annual revenues.  For the years ended 2004, 2003 and 2002, the  Company  received  $ 719,053,  $ 571,298,  and  $ 521,782  for  this  work, respectively.  These TPA  revenue  fees are  included  in the line  item  "other income" on the  Company's  consolidated  statements of  operations.  The Company intends to continue to pursue other TPA  arrangements,  through an alliance with
Fiserv (Fiserv) to insurance  companies  seeking  business  process  outsourcing solutions.  Fiserv will be responsible  for the marketing and sales function for the alliance, as well as providing the datacenter operations. UTG will staff the administration  effort.  Management believes this alliance with Fiserv positions the Company to generate  additional  revenues by utilizing the Company's current excess capacity and administrative  services.  Fiserv is a unit of Fiserv,  Inc.
(Nasdaq: FISV) which is an independent, full-service provider of integrated data processing  and  information  management  systems  to  the  financial  industry, headquartered  in  Brookfield,  Wisconsin.  Management  believes  this area is a growing market and the Company is well positioned to serve this market.

(b)  Expenses

Benefits, claims and settlement expenses net of reinsurance benefits and claims, decreased  $ 2,307,898 from 2003 to 2004 and increased  $ 1,631,372 from 2002 to
2003. The significant  fluctuations between the three years relates primarily to changes in the  Company's  policyholder  reserves,  or future  policy  benefits.
Reserves are  calculated  on an individual  policy basis and generally  increase over the life of the  policy  as a result of  additional  premium  payments  and acknowledgement of increased risk as the insured continues to age.  Fluctuations in death claim  experience  from year to year also  typically have a significant impact on variances in this line item. Death claims were approximately  $240,000 less in 2004 as compared to 2003.  Direct  (prior to  reinsurance)  death claims were  approximately  $ 1,024,000  less in 2004 than in 2003.  There is no single event that caused the mortality variances.  Policy claims vary from year to year and  therefore,  fluctuations  in  mortality  are to be  expected  and  are  not
considered   unusual  by  management.   Policy  surrender   benefits   decreased
approximately $ 546,000 during the year 2004 compared to the same period in 2003 and  $ 980,000  during the year 2003  compared  to the same  period in 2002.  As discussed above,  stronger  efforts have been made in policy  retention  through more  personal  contact  with  customers  including  telephone  calls to discuss alternatives and reasons for a request to surrender their policy. The short-term impact of such fewer policy  surrenders is negligible since a reserve for future policy benefits  payable is held which is, at a minimum,  equal to and generally greater  than the cash  surrender  value of a policy.  Therefore,  a decline  in current period surrenders  results in an overall increase in the policy benefits number  in the  current  period.  The  benefit  of fewer  policy  surrenders  is primarily  received  over a longer time  period  through  the  retention  of the
Company's asset base.

Commissions and amortization of deferred policy  acquisition  costs decreased 1%
in 2004 compared to 2003 and  decreased  60% in 2003 compared to 2002.  The most significant  factor in the continuing  decrease is  attributable  to the Company paying fewer commissions,  since the Company writes very little new business and renewal premiums on existing business continue to decline. Another factor of the
decrease  is  attributable  to  normal   amortization  of  the  deferred  policy
acquisition  costs asset.  The Company reviews the  recoverability  of the asset based on current trends and known events compared to the assumptions used in the establishment  of the original asset. No impairments were recorded in any of the three periods reported.

Net amortization of cost of insurance acquired increased 10% in 2004 compared to
2003 and decreased 12% in 2003 compared to 2002.  Cost of insurance  acquired is established when an insurance company is acquired. The Company assigns a portion of its cost to the right to receive future cash flows from  insurance  contracts existing  at the  date  of the  acquisition.  The  cost  of  policies  purchased represents the actuarially determined present value of the projected future cash flows from the acquired  policies.  Cost of  insurance  acquired is comprised of individual  life insurance  products  including whole life,  interest  sensitive whole life and universal life insurance products.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs  for any excess of the unamortized  asset over the projected  future profits.  The interest rates utilized in the amortization  calculation are 9% on approximately 25% of the balance and 15% on the remaining balance.  The interest rates vary due to risk  analysis  performed  at the time of  acquisition  on the business acquired.  The amortization is adjusted  retrospectively when estimates of current or future gross  profits to be realized  from a group of products are revised. Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and  persistency of certain blocks of insurance in-force. Persistency is a measure of insurance in force retained in relation to the previous year. The Company's  average  persistency  rate for all policies in force for 2004,  2003 and 2002 has been  approximately  94.6%,  94.9% and 93.6%, respectively.  Based on the projected  future profits of the insurance  in-force during  2003,  the  Company  wrote  off an  additional  $ 5,000,000  of  cost of insurance  acquired.  This  write-off  is  primarily  the  result  of  continued
tightening  of interest  rate spreads of the Company.  The Company  continues to analyze these  projections to determine the adequacy of present values  assigned to future cash flows.

Operating  expenses  decreased 30% in 2004 compared to 2003 and increased 29% in
2003 compared to 2002.  During 2003, the Company paid  $ 1,950,000 in settlement of a lawsuit. In addition, the Company maintained a $ 75,000 accrual during 2004 to cover  expected  future  costs  regarding  this  matter.  Additional  expense reductions  have been made in the  normal  course of  business,  as the  Company continually  monitors  expenditures  looking  for savings  opportunities.  These expense  reductions have been partially  offset by increased  operating costs of approximately $ 285,000 attributable to the Company's conversion of its existing business  and TPA  clients  to "ID3",  a  software  system  owned by Fiserv  and utilized  by the  Company.  Conversion  costs to date  include  fees for initial licensing, consultation, and training.

Interest  expense  declined 52% comparing 2004 to 2003 and 38% comparing 2003 to
2002. The Company repaid $ 2,289,776,  $ 705,499 and $ 1,405,395 in outside debt in 2004, 2003 and 2002 respectively,  through operating cash flows and dividends received  from  its  subsidiary  UG.  At  December 31,  2004,  UTG  had no  debt outstanding for the first time since 1992.

Deferred taxes are established to recognize  future tax effects  attributable to temporary  differences  between the financial  statements and the tax return. As these  differences  are realized in the financial  statement or tax return,  the deferred income tax established on the difference is recognized in the financial statements as an income tax expense or credit.

(c)  Net income (loss)

The  Company  had  a  net  income  (loss)  of  $ (275,617),  $ (6,396,490),  and
$ 1,338,795 in 2004, 2003 and 2002  respectively.  Significant  one-time charges and accruals to operating  expenses,  combined with an  additional  write-off of cost of insurance  acquired and lower  interest  rates during 2003 as previously described, were the primary differences in the 2004 to 2003 results. The Company continues to monitor and adjust those items within its control.

Financial Condition

(a)  Assets

Investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance  statutes and regulations as to the type of investments  it is permitted  to make,  and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations,  and the Company's business and investment  strategy,  the Company generally seeks to invest in United States  government and government  agency  securities and other high  quality low risk  investments.  Many  insurance  companies  have  suffered significant  losses in their investment  portfolios in the last couple of years;
however, because of the Company's conservative investment philosophy the Company has so far largely avoided such significant  losses. The Company has not written off any investment losses in these turbulent economic times.

At December 31, 2004, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders'  equity. The Company has identified  securities it may sell and classified them as "investments  held for sale".  Investments  held for sale are
carried  at  market,   with  changes  in  market  value   charged   directly  to
shareholders'  equity.  To provide  additional  flexibility  and liquidity,  the
Company has categorized almost all fixed maturity investments acquired in recent periods as available for sale.

The following table  summarizes the Company's fixed  maturities  distribution at
December 31, 2004 and 2003 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

                                Fixed Maturities
             Rating                             % of Portfolio
                                             ----------------------
                                               2004        2003
                                             ----------  ----------
             Investment Grade
             AAA                                 82%         82%
             AA                                   1%          1%
             A                                   13%         12%
             BBB                                  4%          4%
             Below investment grade               0%          1%
                                             ----------  ----------
                                                100%        100%
                                             ==========  ==========

In previous years the Company has invested more of its funds in mortgage  loans.
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
During  2004,  2003 and  2002  the  Company  issued  approximately  $ 2,627,000,
$ 11,405,000  and $ 6,920,000  respectively,  in new mortgage  loans.  These new
loans  were   originated   through  FSNB  and  funded  by  the  Company  through
participation  agreements  with FSNB.  FSNB  services the loans covered by these participation  agreements.  The Company pays FSNB a .25%  servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and  establishment of the loan.  UG paid  $ 45,468,  $ 63,214 and $ 70,140 in servicing  fees and $ 0,
$ 13,821 and $ 35,127 in  origination  fees to FSNB during 2004,  2003 and 2002, respectively.  The Company  anticipates  these  opportunities  to continue to be available and will pursue those investments that provide attractive yields.

Total investment real estate holdings  represent  approximately 9% and 8% of the total assets of the Company, net of accumulated  depreciation,  at year-end 2004 and 2003 respectively. Total investment real estate is separated into commercial and residential categories.

Policy loans remained consistent for the periods presented.  Industry experience for  policy  loans  indicates  that few  policy  loans  are ever  repaid  by the policyholder,  other than through  termination  of the policy.  Policy loans are systematically  reviewed to ensure that no  individual  policy loan  exceeds the underlying cash value of the policy.

Deferred  policy  acquisition  costs  decreased  21% in 2004  compared  to 2003.
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
policy. The Company had $ 5,000 in policy  acquisition costs deferred,  $ 10,000 in interest accretion and $ 447,380 in amortization in 2004, and had $ 61,000 in policy acquisition costs deferred,  $ 17,000 in interest accretion and $ 417,844 in amortization in 2003.

Cost of  insurance  acquired  decreased  13% in 2004  compared to 2003.  When an insurance company is acquired,  the Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition.  The cost of policies  purchased  represents the actuarially determined  present value of the  projected  future cash flows from the acquired policies.  Cost of insurance  acquired is amortized with interest in relation to expected  future  profits,  including  direct  charge-offs for any excess of the
unamortized  asset  over  the  projected  future  profits.   In  2004  and  2003
amortization  decreased the asset by $ 1,869,135 and $ 1,695,328,  respectively.
In 2003,  the  balance  was  reduced by an  additional  $ 5,000,000  as a direct charge-off of unamortized  asset over the projected  future  profits.  Also, the balance was reduced $ 8,409,722 in 2002 as a result of the valuation  adjustment attributable  to the  acquisition  of the minority  positions of FCC through its merger with and into UTG.

(b)  Liabilities

Total  liabilities  increased  less  than 1% in 2004  compared  to 2003.  Policy liabilities and accruals,  which represented 94% and 95% of total liabilities at year end 2004 and 2003,  respectively,  decreased  slightly  during the  current year.  The  decrease is  attributable  to a decrease in the  outstanding  policy benefit claims at the end of the year.

The Company had $ 0 and $ 2,289,776 in outstanding  notes payable as of December
31, 2004 and 2003,  respectively.  The Company has two lines of credit available for operating  liquidity or  acquisitions of additional  lines of business.  The
Company's  long-term  debt  is  discussed  in  more  detail  in  Note  11 to the
consolidated  financial  statements,   which  is  incorporated  herein  by  this
reference.

(c)  Shareholders' Equity

Total  shareholders'  equity  increased  12% in 2004  compared to 2003.  This is primarily due to significant  increases in the unrealized gains on the Company's equity investments.  Unrealized gains increased by $ 5,112,145 during 2004. This increase in unrealized gains is partially offset by the net loss from operations during the year of $ (275,617). Other factors that impacted shareholders' equity included  issuance of shares from an employee and director  stock  purchase plan which was approved and  implemented  in 2002 of  $ 167,360  and treasury  shares purchased and retirements totaling $ (299,057).

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

Each year, the NAIC calculates  financial ratio results (commonly referred to as
IRIS ratios) for each insurance company. These ratios compare key financial data pertaining to the statutory balance sheet and income statement.  The results are then compared to  pre-established  normal ranges determined by the NAIC. Results outside the range typically  require  explanation to the  domiciliary  insurance department. At year-end 2004, UG had four ratios outside the normal range. These ratios are  discussed in more detail in the  Regulatory  Environment  discussion included in this Item 7.

Liquidity and Capital Resources

The  Company  has  two  principal  needs  for  cash - the  insurance  companies'
contractual  obligations to policyholders and the payment of operating expenses.
Cash and cash  equivalents  as a percentage of total assets were 4% and 3% as of
December 31,  2004 and 2003,  respectively.  Fixed maturities as a percentage of total  invested  assets  were  50% and 68% as of  December 31,  2004  and  2003,
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

Cash provided by (used in) operating activities was $ (45,950),  $ (933,048) and
$ 467,034 in 2004, 2003 and 2002,  respectively.  Reporting  regulations require cash inflows and outflows from universal life insurance  products to be shown as financing  activities  when  reporting on cash flows.  The net cash  provided by operating  activities  plus  policyholder  contract  deposits less  policyholder contract  withdrawals  equaled  $ 1,754,504  in  2004,  $ 1,504,703  in 2003 and
$ 2,798,799 in 2002.  Management  utilizes this  measurement of cash flows as an indicator of the performance of the Company's insurance operations.

Cash provided by (used in) investing activities was $ 3,776,714,  $ (15,846,714)
and  $ 7,833,788  for 2004, 2003 and 2002,  respectively.  The most  significant aspect of cash provided by (used in) investing  activities is the fixed maturity transactions. Fixed maturities account for 82%, 82% and 78% of the total cost of investments acquired in 2004, 2003 and 2002, respectively.

Net cash provided by (used in) financing activities was $ (621,019), $ 1,487,041 and $ (473,692) for 2004, 2003 and 2002, respectively.  The Company paid off the remaining  balance of its  outstanding  debt in 2004. Such payments are included within this category. In addition, in 2001 the Board of Directors of the Company authorized a repurchase  program of UTG's common stock and the purchase of stock is still  pursued as it becomes  available.  In addition,  in 2002 this category includes payments made to former FCC shareholders for shares they owned prior to the merger of FCC into UTG.

Policyholder  contract deposits  decreased 5% in 2004 compared to 2003 and 8% in
2003 compared to 2002. The decrease in policyholder contract deposits relates to the  declining  in force  business of the  Company.  New premium  production  of interest  sensitive  type  policies  has  been  negligible  in  recent  periods.
Management   anticipates  continued  moderate  declines  in  contract  deposits.
Policyholder contract withdrawals have increased 2% in 2004 compared to 2003 and decreased  11% in 2003  compared to 2002.  The change in  policyholder  contract withdrawals  is not  attributable  to any one  significant  event.  Factors that influence  policyholder  contract withdrawals are fluctuation of interest rates, competition and other economic factors.

During  2004,  the Company  paid in full the  remaining  debt owed to two former officers and directors of the Company and their respective  families as a result of an April 2001 stock purchase  transaction.  These notes were paid from a draw on a line of credit, which was also repaid in 2004. As of December 31, 2004, the
Company has no outstanding notes payable.

The Company has two lines of credit  available for future use. The Company has a
$ 3,300,000  line of credit (LOC)  available from the First National Bank of the
Cumberlands  (FNBC) located in Livingston,  Tennessee.  The interest rate on the
LOC is  variable  and  indexed  to be the  lowest  of the  U.S.  prime  rates as published in the Wall Street Journal,  with any interest rate  adjustments to be made monthly.  At December 31,  2004, the Company had no outstanding  borrowings attributable  to this LOC.  During 2004 and 2003,  the Company had no borrowings against this LOC. During 2002 the Company had total borrowings of $ 1,600,000 on this LOC, which were all repaid during the year.

The second LOC  available to the Company is a  $ 5,000,000  line of credit (LOC)
extended from Southwest Bank of St. Louis. As collateral for any draws under the line of credit,  the Company  pledged 100% of the common stock of its  insurance subsidiary  UG.  Borrowings  under the LOC bear interest at the rate of 0.25% in excess of Southwest  Bank of St. Louis' prime rate. At  December 31,  2004,  the
Company had no outstanding borrowings attributable to this LOC. During 2004, the
Company had total borrowings of $ 2,275,000,  which were repaid during the year.
In addition,  during 2002 the Company had total  borrowings of $ 400,000 on this
LOC which were all repaid during the year.

During  2002,  UTG and  Fiserv  formed  an  alliance  between  their  respective organizations to provide third party  administration (TPA) services to insurance companies  seeking  business  process  outsourcing  solutions.  Fiserv  will  be responsible  for the marketing and sales  function for the alliance,  as well as providing the operations  processing  service for the Company.  The Company will staff the  administration  effort.  To facilitate the alliance,  the Company has converted part of its existing business and all TPA clients to "ID3", a software system  owned by Fiserv  to  administer  an array of life,  health  and  annuity products in the insurance  industry.  Fiserv is a unit of Fiserv,  Inc. (Nasdaq:
FISV)  which  is  an  independent,  full-service  provider  of  integrated  data processing  and  information  management  systems  to  the  financial  industry, headquartered in Brookfield,  Wisconsin. In addition, the Company entered into a five-year  contract  with Fiserv for services  related to their  purchase of the
"ID3"  software  system.  Under the  contract,  the  Company is  required to pay
$ 12,000 per month in software  maintenance  costs and a monthly fee for offsite data center costs,  based on the number and type of policies being  administered the ID3 software system for a five-year period from the date of the signing.

On November 20, 1998, FSF and affiliates acquired 929,904 shares of common stock of UTG from UTG and certain UTG  shareholders.  As consideration for the shares,
FSF paid UTG  $ 10,999,995  and certain  shareholders  of UTG $ 999,990 in cash.
Included in the stock acquisition agreement was an earnings covenant whereby UTG warrants UTG and its  subsidiaries  and affiliates would have future earnings of at least  $ 30,000,000 for a five-year period  beginning  January 1,  1998. Such earnings  were  computed  based on  statutory  results  excluding  inter-company activities such as  inter-company  dividends plus realized and unrealized  gains and losses on real estate, mortgage loans and unaffiliated common stocks. At the end of the covenant period, an adjustment was to be made equal to the difference between the then market value and statutory  carrying value of real estate still owned that existed at the beginning of the covenant period.  If UTG did not meet the covenant  requirements,  any shortfall  would first be reduced by the actual average  tax rate for UTG for the  period,  and then will be further  reduced by one-half of the percentage,  if any,  representing UTG's ownership percentage of the  insurance  company  subsidiaries.  This  result  would  then be  reduced by
$ 250,000.  The remaining  amount would be paid by UTG in the form of UTG common stock  valued at $ 15.00 per share with a maximum  number of shares to be issued of  500,000.  However,  there  was  to be no  limit  to  the  number  of  shares transferred  to the  extent  that  there are  legal  fees,  settlements,  damage payments or other losses as a result of certain  legal action  taken.  The price and  number of shares  was  adjusted  for any  applicable  stock  splits,  stock
dividends  or  other  recapitalizations.   For  the  five-year  period  starting
January 1, 1998 and ending December 31,  2003, the Company had total earnings of
$ 17,011,307  applicable  to this  covenant.  Therefore,  UTG did not  meet  the earnings  requirements  stipulated,  and during 2003,  UTG was required to issue
500,000 additional shares to FSF or its assigns.

UTG is a holding  company that has no day-to-day  operations  of its own.  Funds required to meet its expenses,  generally costs  associated with maintaining the
Company in good  standing with states in which it does  business,  are primarily provided  by its  subsidiaries.  On a parent  only  basis,  UTG's  cash  flow is dependent on management fees received from its insurance subsidiary and earnings received  on cash  balances.  On  December 31,  2004,  substantially  all of the consolidated  shareholders  equity represents net assets of its subsidiary.  The
Company's  insurance  subsidiary has maintained  adequate  statutory capital and surplus and has not used  surplus  relief or financial  reinsurance,  which have come under  scrutiny by many state  insurance  departments.  The payment of cash dividends  to  shareholders  is  not  legally  restricted.  However,  the  state insurance  department  regulates  insurance  company dividend payments where the company is domiciled.

UG is an Ohio  domiciled  insurance  company,  which  requires  five days  prior notification  to the  insurance  commissioner  for the  payment  of an  ordinary dividend.  Ordinary  dividends  are  defined  as the  greater  of: a) prior year statutory  earnings or b) 10% of statutory capital and surplus.  At December 31,
2004 UG statutory shareholders' equity was $ 21,860,401.  At December 31,  2004,
UG statutory  loss from  operations  was  $ (762,152).  Extraordinary  dividends
(amounts in excess of ordinary dividend  limitations)  require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid a dividend of $ 2,275,000 to UTG in 2004, of which $ 974,180 was considered to be an extraordinary dividend.

Management   believes  the  overall  sources  of  liquidity  available  will  be sufficient to satisfy its financial obligations.

REGULATORY ENVIRONMENT

In March 2005,  UTG's Board of Directors  adopted a proposal to change the state of incorporation of UTG from Illinois to Delaware by merging UTG with and into a wholly-owned  Delaware subsidiary (the "reincorporation  merger").  The Board of
Directors and management of UTG believe that  reincorporation  in Delaware would
be  beneficial  to  the  Company   because   Delaware   corporate  law  is  more
comprehensive,   widely  used  and  extensively  interpreted  than  other  state corporate laws,  including  Illinois corporate law. The  reincorporation  merger would effect only a change in UTG's legal  domicile and certain other changes of a legal nature. It would not result in any change in UTG's business, management, fiscal year, assets or liabilities or location of its principal facilities.  The
Board of  Directors  intends  to  submit  the  reincorporation  proposal  to its shareholders  for approval at the 2005 annual meeting of shareholders to be held
on  June  15,  2005.  If  approved  by   shareholders,   UTG  expects  that  the
reincorporation  merger  would be  effected  as soon as  reasonably  practicable following the annual meeting.

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

Each year, the NAIC calculates  financial ratio results (commonly referred to as
IRIS  ratios)  for  each  company.   These  ratios  compare  various   financial
information, pertaining to the statutory balance sheet and income statement. The results are then compared to  pre-established  normal  ranges  determined by the
NAIC. Results outside the range typically require explanation to the domiciliary insurance department.

At year-end  2004,  UG had four ratios  outside  the normal  range.  Each of the ratios outside the normal range was  anticipated  by Management,  based upon the operating  results  of  the  Company.  The  first  ratio  addresses  significant variations  in capital of the life  company.  The  variance  from normal was the result of the contribution of capital, North Plaza of Somerset, to the insurance company from its parent. The second ratio compares net income with total income, including  realized  capital  gains and  losses.  Any ratio  that  results  in a negative value will be considered outside the normal range. As expected with the current year loss by the insurance subsidiary, this ratio was outside the normal range.  The third ratio was slightly  outside the normal range, as it relates to net  investment  income.  As  discussed  in previous  sections  of this  report, investment income has been hindered by declining  interest rates in recent years and the average life of the investment  portfolio.  The fourth ratio outside the normal  range  relates to the  current  year change in  premium.  As  previously discussed, premium revenues have declined in recent periods. In addition to this factor, the Company paid additional reinsurance premiums during the current year that were due in previous periods.

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

     * Or, 2.5 with negative trend.

At December 31,  2004, the insurance subsidiary has a ratio that is in excess of
4, which is 400% of the  authorized  control level;  accordingly,  the insurance subsidiary meets the RBC requirements.

On July 30,  2002,  President Bush signed into law the  "SARBANES-OXLEY"  Act of
2002 ("the Act"). This Law, enacted in response to several high-profile business failures,  was developed to provide  meaningful  reforms that protect the public interest and restore  confidence in the reporting  practices of publicly  traded companies. The implications of the Act to public companies, (which includes UTG)
are vast, widespread,  and evolving.  Many of the new requirements will not take effect or full effect until after  calendar-year-end  companies  have  completed their 2004 annual reports.  The Company has implemented  requirements  affecting the current reporting period,  and is continually  monitoring,  evaluating,  and planning  implementation of requirements that will need to be taken into account in future reporting periods.

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
the provisions of this statement.

The Financial  Accounting Standards Board ("FASB") has issued Statement No. 151,
Inventory Costs--an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance  in ARB  No.  43,  Chapter  4,  "Inventory  Pricing,"  to  clarify  the accounting  for abnormal  amounts of idle facility  expense,  freight,  handling costs, and wasted material (spoilage).  This Statement requires that those items be  recognized  as  current-period  charges  regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production  overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for financial statements  for fiscal years  beginning  after  June 15,  2005.  The adoption of
Statement 151 does not  currently  affect the  Company's  financial  position or results of  operations,  since the Company has no inventory  costs that meet the provisions of this statement.

The Financial  Accounting Standards Board ("FASB") has issued Statement No. 152,
Accounting for Real Estate Time-Sharing  Transactions.  Statement No. 152 amends
FASB  Statement No. 66,  Accounting  for Sales of Real Estate,  to reference the financial  accounting  and  reporting  guidance  for  real  estate  time-sharing transactions  that is  provided  in AICPA  Statement  of  Position  (SOP)  04-2,
Accounting  for Real Estate  Time-Sharing  Transactions.  Statement No. 152 also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations
of Real  Estate  Projects,  to  state  that  the  guidance  for  (a)  incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This statement is effective for financial statements  for fiscal years  beginning  after  June 15,  2005.  The adoption of
Statement 152 does not  currently  affect the  Company's  financial  position or results of operations,  since the Company has no real estate interests that meet the provisions of this statement.

The Financial  Accounting Standards Board ("FASB") has issued Statement No. 153,
Exchanges of  Nonmonetary  Assets.  Statement No. 153 amends APB Opinion No. 29,
Accounting  for  Nonmonetary  Transactions,   to  eliminate  the  exception  for
nonmonetary  exchanges  of  similar  productive  assets and  replaces  it with a general  exception  for  exchanges  of  nonmonetary  assets  that  do  not  have commercial  substance.  This statement is effective for financial statements for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15,
2005. The Company's will account for all future  nonmonetary  asset exchanges in accordance with the requirements of Statement No. 153.

The Financial  Accounting  Standards Board ("FASB") has issued Statement No. 123
(revised 2004), Share Based Payment. Statement No. 123 establishes standards for the  accounting  for  transactions  in  which an  entity  exchanges  its  equity instruments  for goods or services.  It also addresses  transactions in which an entity  incurs  liabilities  in exchange for goods or services that are based on the fair value of the entity's equity  instruments or that may be settled by the issuance of those  equity  instruments.  This  statement  is effective as of the beginning  of the first  interim or annual  reporting  period that begins  after
June 15, 2005. The Company's will account for all future share based payments in accordance with the requirements of Statement No. 123.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk relates,  broadly, to changes in the value of financial  instruments that arise from adverse  movements in interest rates,  equity prices and foreign exchange rates. The Company is exposed  principally to changes in interest rates which affect the market prices of its fixed  maturities  available for sale. The
Company's  exposure to equity  prices and  foreign  currency  exchange  rates is immaterial.  The  information  is  presented  in  U.S.  Dollars,  the  Company's reporting currency.

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

Tabular presentation

The  Company  does not have  long-term  debt that is  sensitive  to  changes  in interest  rates or  derivative  financial  instruments  or  interest  rate  swap contracts.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Listed below are the  financial  statements  included in this Part of the Annual
Report on SEC Form 10-K:

                                                                       Page No.
UNITED TRUST GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

Independent Auditors' Report for the

Notes to Consolidated Financial Statements............................... 36-60

                          Independent Auditors' Report

Board of Directors and Shareholders
UNITED TRUST GROUP, INC.

     We have  audited the  accompanying  consolidated  balance  sheets of UNITED
TRUST GROUP, INC. (an Illinois  corporation) and subsidiaries as of December 31,
2004  and  2003,  and  the  related   consolidated   statements  of  operations,
shareholders'  equity,  and cash flows for each of the three years in the period ended  December 31,  2004. These financial  statements are the responsibility of the Company's  management.  Our responsibility is to express an opinion on these financial statements based on our audits.

     We  conducted  our audits in  accordance  with the  standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain  reasonable  assurance about whether the financial  statements  are free of  material  misstatement.  An  audit  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in the  financial  statements.  An audit also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management,  as well as evaluating the overall  financial  statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

     In our opinion,  the financial statements referred to above present fairly, in all material  respects,  the consolidated  financial position of UNITED TRUST
GROUP,  INC.  and  subsidiaries  as of  December 31,  2004  and  2003,  and  the
consolidated  results of their operations and their  consolidated cash flows for each of the three years in the period ended  December 31,  2004,  in  conformity with accounting principles generally accepted in the United States of America.

     We have also audited Schedule I as of December 31,  2004, and Schedules II,
IV and V as of  December 31,  2004 and 2003,  of UNITED  TRUST  GROUP,  INC. and
subsidiaries  and  Schedules  II,  IV and V for each of the  three  years in the period then ended.  In our  opinion,  these  schedules  present  fairly,  in all material respects, the information required to be set forth therein.

                                               KERBER, ECK & BRAECKEL LLP

Springfield, Illinois
March 11, 2005

                            UNITED TRUST GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2004 and 2003

                                        ASSETS

                                                                                               2004               2003
                                                                                          ---------------    ---------------
Investments:
    Fixed maturities held to maturity, at amortized cost
      (market $12,097,708 and $27,440,277)                                              $     11,973,415   $     26,724,507
    Investments held for sale:
      Fixed maturities, at market (cost $147,217,453 and $139,248,547)                       148,193,887        139,390,382
      Equity securities, at market (cost $15,216,214 and $7,209,443)                          24,399,172          9,362,165
    Mortgage loans on real estate at amortized cost                                           20,722,415         26,715,968
    Investment real estate, at cost, net of accumulated depreciation                          28,192,081         24,725,824
    Policy loans                                                                              12,844,748         13,226,399
    Short-term investments                                                                        39,489             34,677
                                                                                          ---------------    ---------------
                                                                                             246,365,207        240,179,922

Cash and cash equivalents                                                                     11,859,472          8,749,727
Securities of affiliate                                                                        4,000,000          4,000,000
Accrued investment income                                                                      1,678,393          1,961,552
Reinsurance receivables:
    Future policy benefits                                                                    32,422,529         32,789,725
    Policy claims and other benefits                                                           3,959,569          4,120,299
Cost of insurance acquired                                                                    12,747,532         14,616,667
Deferred policy acquisition costs                                                              1,685,263          2,122,643
Property and equipment, net of accumulated depreciation                                        2,172,636          2,450,109
Income taxes receivable, current                                                                 181,683            212,197
Other assets                                                                                     795,800            354,292
                                                                                          ---------------    ---------------
         Total assets                                                                   $    317,868,084   $    311,557,133
                                                                                          ===============    ===============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
    Future policy benefits                                                              $    235,592,973   $    236,192,132
    Policy claims and benefits payable                                                         1,879,566          2,541,735
    Other policyholder funds                                                                   1,323,668          1,038,063
    Dividend and endowment accumulations                                                      12,526,390         12,626,515
Deferred income taxes                                                                          8,561,010          6,763,648
Notes payable                                                                                          0          2,289,776
Other liabilities                                                                              7,405,434          5,557,215
                                                                                          ---------------    ---------------
         Total liabilities                                                                   267,289,041        267,009,084
Minority interests in consolidated subsidiaries                                                6,127,938          4,851,410

Shareholders' equity:
Common stock - no par value, stated value $.02 per share.
    Authorized 7,000,000 shares - 3,965,533 and 4,004,666 shares issued
    and outstanding after deducting treasury shares of 227,709 and 174,136                        79,315             80,008
Additional paid-in capital                                                                    42,590,820         42,672,189
Accumulated deficit                                                                           (4,897,572)        (4,621,955)
Accumulated other comprehensive income                                                         6,678,542          1,566,397
                                                                                          ---------------    ---------------
         Total shareholders' equity                                                           44,451,105         39,696,639
                                                                                          ---------------    ---------------
         Total liabilities and shareholders' equity                                     $    317,868,084   $    311,557,133
                                                                                          ===============    ===============

                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Three Years Ended December 31, 2004

                                                                 2004               2003               2002
                                                            ---------------    ----------------   ----------------

Revenues:

    Premiums and policy fees                             $      17,275,708  $       18,121,018 $       18,693,022
    Reinsurance premiums and policy fees                        (3,135,279)         (3,097,980)        (2,861,445)
    Net investment income                                       10,420,886          10,270,500         13,514,802
    Realized investment gains (losses), net                        (20,648)            485,436             13,634
    Other income                                                   926,212             709,384            817,186
                                                            ---------------    ----------------   ----------------
                                                                25,466,879          26,488,358         30,177,199

Benefits and other expenses:

    Benefits, claims and settlement expenses:
        Life                                                    18,942,272          22,175,842         20,393,044
        Reinsurance benefits and claims                         (2,268,869)         (3,194,541)        (3,043,115)
        Annuity                                                  1,111,998           1,122,707          1,151,973
        Dividends to policyholders                                 980,306             966,668            984,346
    Commissions and amortization of deferred
        policy acquisition costs                                   309,776             311,939            785,861
    Amortization of cost of insurance acquired                   1,869,135           6,695,328          1,515,450
    Operating expenses                                           5,312,747           7,566,780          5,876,456
    Interest expense                                                77,453             162,179            263,441
                                                            ---------------    ----------------   ----------------
                                                                26,334,818          35,806,902         27,927,456
                                                            ---------------    ----------------   ----------------

Income (loss) before income taxes
and minority interest                                             (867,939)         (9,318,544)         2,249,743
Income tax benefit (expense)                                       797,716           2,699,493           (479,355)
Minority interest in (income) loss
of consolidated subsidiaries                                      (205,394)            222,561           (431,593)
                                                            ---------------    ----------------   ----------------

Net income (loss)                                        $        (275,617) $       (6,396,490)$        1,338,795
                                                            ===============    ================   ================

Basic income (loss) per share from continuing
   operations and net income (loss)                      $           (0.07) $            (1.67)$             0.38
                                                            ===============    ================   ================

Diluted income (loss) per share from continuing
operations and net income (loss)                         $           (0.07) $            (1.67)$             0.33
                                                            ===============    ================   ================

Basic weighted average shares outstanding                        3,986,731           3,839,947          3,505,424
                                                            ===============    ================   ================

Diluted weighted average shares outstanding                      3,986,731           3,839,947          4,005,424
                                                            ===============    ================   ================

                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       Three Years Ended December 31, 2004

                                                    2004                        2003                        2002
                                                 --------------------------   -------------------------    ------------

Common stock
    Balance, beginning of year                  $     80,008                $     70,726                 $     70,996
    Issued during year                                   289                      10,331                        1,177
    Treasury shares acquired                          (1,066)                       (532)                      (1,447)
    Reclassification under FAS 150                        84                           0                            0
    Retired during year                                    0                        (433)                           0
    Cumulative change in accounting principal              0                         (84)                           0
                                                 ------------                 -----------                  -----------
    Balance, end of year                        $     79,315                $     80,008                 $     70,726
                                                 ============                 ===========                  ===========

Additional paid-in capital
    Balance, beginning of year                  $ 42,672,189                $ 42,976,344                 $ 42,789,636
    Issued during year                               167,071                     185,574                      705,514
    Treasury shares acquired                        (297,991)                   (181,817)                    (518,806)
    Reclassification under FAS 150                    49,551                           0                            0
    Retired during year                                    0                    (258,361)                           0
    Cumulative change in accounting principal              0                     (49,551)                           0
                                                 ------------                 -----------                  -----------
    Balance, end of year                        $ 42,590,820                $ 42,672,189                 $ 42,976,344
                                                 ============                 ===========                  ===========

Retained earnings (accumulated deficit)
    Balance, beginning of year                  $ (4,621,955)               $  1,774,535                 $    435,740
    Net income (loss)                               (275,617) $   (275,617)   (6,396,490) $ (6,396,490)     1,338,795  $  1,338,795
                                                 ------------                 -----------                  -----------
    Balance, end of year                        $ (4,897,572)               $ (4,621,955)                $  1,774,535
                                                 ============                 ===========                  ===========

Accumulated other comprehensive income
    Balance, beginning of year                  $  1,566,397                $  2,771,941                 $    908,744
    Other comprehensive income (loss)
      Unrealized holding gain (loss) on securities
         net of minority interest and
         reclassification adjustment and taxes     5,112,145     5,112,145    (1,205,544)   (1,205,544)     1,863,197     1,863,197
                                                 ------------   -----------   -----------  ------------    -----------   -----------
    Comprehensive income (loss)                               $  4,836,528                $ (7,602,034)                $  3,201,992
                                                                ===========                ============                  ===========
    Balance, end of year                        $  6,678,542                 $  1,566,397                 $  2,771,941
                                                 ============                  ===========                  ===========

Total shareholders' equity, end of year         $ 44,451,105                 $ 39,696,639                 $ 47,593,546
                                                 ============                  ===========                  ===========

                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Three Years Ended December 31, 2004

                                                                               2004              2003             2002
                                                                          ---------------   ---------------   --------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net income (loss)                                                    $       (275,617) $     (6,396,490) $     1,338,795
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities net of changes in assets and liabilities resulting from the sales and purchases of subsidiaries:
     Amortization/accretion of fixed maturities                                  604,608           978,307          513,308
     Realized investment (gains) losses, net                                      20,648          (485,436)         (13,634)
     Amortization of deferred policy acquisition costs                           442,380           400,844          714,432
     Amortization of cost of insurance acquired                                1,869,135         6,695,328        1,515,450
     Depreciation                                                              1,617,116         1,052,964          835,538
     Minority interest                                                           205,394          (222,561)         431,593
     Charges for mortality and administration
       of universal life and annuity products                                 (9,281,555)       (9,083,778)      (8,660,548)
     Interest credited to account balances                                     5,332,145         5,478,488        5,468,318
     Policy acquisition costs deferred                                            (5,000)          (61,000)         (69,000)
     Change in accrued investment income                                         283,159           491,288          550,020
     Change in reinsurance receivables                                           527,926          (100,703)       1,010,146
     Change in policy liabilities and accruals                                 1,073,108         3,163,696       (2,279,449)
     Change in income taxes payable                                             (924,815)       (2,877,425)         413,476
     Change in other assets and liabilities, net                              (1,534,582)           33,430       (1,301,411)
                                                                          ---------------   ---------------   --------------
Net cash provided by (used in) operating activities                              (45,950)         (933,048)         467,034
                                                                          ---------------   ---------------   --------------

Cash flows from investing activities:
   Proceeds from investments sold and matured:
     Fixed maturities held for sale                                           70,893,152        73,314,066       29,748,521
     Fixed maturities matured                                                 16,098,477        36,065,715       19,957,888
     Equity securities                                                            25,569           167,734                0
     Mortgage loans                                                            8,620,093         8,494,201        6,472,013
     Real estate                                                                 314,157         1,096,759        1,179,931
     Policy loans                                                              2,757,989         2,619,463        3,112,687
     Short-term                                                                  350,000           350,000          203,706
                                                                          ---------------   ---------------   --------------
   Total proceeds from investments sold and matured                           99,059,437       122,107,938       60,674,746
   Cost of investments acquired:
     Fixed maturities held for sale                                          (76,377,916)     (108,410,675)     (37,341,428)
     Fixed maturities                                                         (1,513,700)       (4,283,413)      (3,973,623)
     Equity securities                                                        (8,033,052)       (7,089,857)        (185,075)
     Mortgage loans                                                           (2,626,540)      (11,405,342)      (6,889,945)
     Real estate                                                              (3,981,568)       (3,722,406)      (1,575,713)
     Policy loans                                                             (2,376,338)       (2,499,358)      (2,850,735)
     Short-term                                                                 (353,061)           (7,001)               0
                                                                          ---------------   ---------------   --------------
   Total cost of investments acquired                                        (95,262,175)     (137,418,052)     (52,816,519)
   Purchase of property and equipment                                            (20,548)         (536,600)         (24,439)
                                                                          ---------------   ---------------   --------------
Net cash provided by (used in) investing activities                            3,776,714       (15,846,714)       7,833,788
                                                                          ---------------   ---------------   --------------

Cash flows from financing activities:
     Policyholder contract deposits                                            9,015,637         9,505,436       10,291,519
     Policyholder contract withdrawals                                        (7,215,183)       (7,067,658)      (7,959,754)
     Payments of principal on notes payable                                   (4,564,776)         (705,499)      (3,405,395)
     Proceeds from line of credit                                              2,275,000                 0        2,000,000
     Payments from FCC merger                                                          0                 0       (1,586,500)
     Issuance of common stock                                                    167,360           195,906          706,691
     Purchase of treasury stock                                                 (299,057)         (441,144)        (520,253)
                                                                          ---------------   ---------------   --------------
Net cash provided by (used in) financing activities                             (621,019)        1,487,041         (473,692)
                                                                          ---------------   ---------------   --------------

Net increase (decrease) in cash and cash equivalents                           3,109,745       (15,292,721)       7,827,130
Cash and cash equivalents at beginning of year                                 8,749,727        24,042,448       16,215,318
                                                                          ---------------   ---------------   --------------
Cash and cash equivalents at end of year                                $     11,859,472  $      8,749,727  $    24,042,448
                                                                          ===============   ===============   ==============

                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   ORGANIZATION - At December 31,  2004, the  significant  majority-owned subsidiaries  of UNITED  TRUST  GROUP,  INC.,  were as depicted on the following organizational chart.

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
          Accumulated depreciation on investment real estate was $ 2,491,205 and
          $ 1,200,454 as of December 31, 2004 and 2003, respectively.

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

          Benefit  reserves for universal life insurance and interest  sensitive life  insurance  products are computed under a  retrospective  deposit
          method  and  represent  policy  account  balances  before   applicable
          surrender  charges.  Policy  benefits  and claims  that are charged to expense  include  benefit  claims in excess of related  policy account balances.  Interest  crediting  rates for universal  life and interest sensitive  products  range  from  4.0% to 5.5%  for  the  years  ended
          December 31, 2004, 2003 and 2002, respectively.

     J.   POLICY  AND  CONTRACT  CLAIMS - Policy  and  contract  claims  include provisions  for reported  claims in process of  settlement,  valued in accordance  with the terms of the policies and  contracts,  as well as
          provisions  for  claims   incurred  and  unreported   based  on  prior
          experience  of the  Company.  Incurred  but not  reported  claims were
          $ 899,126   and   $ 920,656   as  of   December 31,   2004  and  2003,
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

                                                    2004                2003                 2002
                                              ----------------    -----------------    ----------------
Cost of insurance acquired,
        beginning of year                $        14,616,667  $       21,311,995   $       31,237,167
   Interest accretion                              4,002,245           4,370,526            4,570,678
   Amortization                                   (5,871,380)         (6,065,854)          (6,086,128)
                                              ----------------    -----------------    ----------------
   Net amortization                               (1,869,135)         (1,695,328)          (1,515,450)
   Impairment loss                                         0          (5,000,000)                   0
   Revaluation adjustment from
      UTG/FCC merger                                       0                   0           (8,409,722)
                                              ----------------    -----------------    ----------------
Cost of insurance acquired,
        end of year                      $        12,747,532  $       14,616,667   $       21,311,995
                                              ================    =================    ================

          Cost of insurance  acquired was tested for  impairment  as part of the regular reporting  process.  Due to a decline in projected future cash flows  from the  business  and  lower  current  investment  yields,  a revision of the estimated fair value of the cost of insurance acquired was  considered  necessary  in  2003.  This  revision  resulted  in  a
          $ 5,000,000  impairment  loss. The fair value of the cost of insurance acquired was estimated using the expected present value of future cash flows. The impairment loss is included in the consolidated  statements of operations  under the caption of  amortization of cost of insurance acquired.

          Estimated net amortization  expense of cost of insurance  acquired for the next five years is as follows:

                                                                   Interest                                Net
                                                                  Accretion      Amortization     Amortization

           2005                                                 $ 3,875,000       $ 6,084,000      $ 2,209,000
           2006                                                   3,560,000         6,422,000        2,862,000
           2007                                                   3,145,000         5,994,000        2,849,000
           2008                                                   2,730,000         5,256,000        2,526,000
           2009                                                   2,360,000         4,482,000        2,122,000

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

                                                    2004                2003                 2002
                                              ----------------    -----------------    ----------------
Deferred, beginning of year              $         2,122,643  $        2,462,487   $        3,107,919

Acquisition costs deferred:
  Commissions                                              0              56,000               49,000
  Other expenses                                       5,000               5,000               20,000
                                              ----------------    -----------------    ----------------
  Total

Interest accretion                                    10,000              17,000               55,000
Amortization charged to income                      (452,380)           (417,844)            (769,432)
                                              ----------------    -----------------    ----------------
  Net amortization

                                              ----------------    -----------------    ----------------
  Change for the year                               (437,380)           (339,844)            (645,432)
                                              ----------------    -----------------    ----------------

Deferred, end of year                    $         1,685,263  $        2,122,643   $        2,462,487
                                              ================    =================    ================

          Estimated  net  amortization  expense of deferred  policy  acquisition costs for the next five years is as follows:

                                          Interest                              Net
                                          Accretion          Amortization       Amortization
                                          --------------     ---------------    ----------------

              2005                        12,000             280,000            268,000
              2006                        10,000             245,000            235,000
              2007                         9,000             219,000            210,000
              2008                         7,000             207,000            200,000
              2009                         6,000             180,000            174,000

     M.   PROPERTY AND EQUIPMENT -  Company-occupied  property,  data processing equipment and  furniture and office  equipment are stated at cost less
          accumulated   depreciation   of   $ 6,336,241   and   $ 6,038,220   at
          December 31, 2004 and 2003, respectively.  Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful  lives of three  to  thirty  years.  Depreciation  expense  was
          $ 298,021,  $ 149,664,  and $ 280,148 for the years ended December 31,
          2004, 2003, and 2002, respectively.

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

     P.   TREASURY  SHARES - The Company  holds  227,709  and 174,136  shares of common stock as treasury  shares with a cost basis of $ 1,675,097  and
          $ 1,376,039 at December 31, 2004 and 2003, respectively.

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

     R.   PARTICIPATING INSURANCE - Participating business represents 20% of the ordinary  life  insurance  in force  at  December 31,  2004 and  2003, respectively.  Premium income from participating  business  represents
          22%, 23%, and 25% of total  premiums for the years ended  December 31,
          2004, 2003 and 2002, respectively.  The amount of dividends to be paid is determined annually by the respective insurance  subsidiary's Board of Directors.  Earnings  allocable to participating  policyholders are based on legal requirements that vary by state.

     S.   RECLASSIFICATIONS  - Certain prior year amounts have been reclassified to conform to the 2004  presentation.  Such  reclassifications  had no effect on previously reported net income or shareholders' equity.

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

2. SHAREHOLDER DIVIDEND RESTRICTION

At December 31,  2004,  substantially all of consolidated  shareholders'  equity represents  net assets of UTG's  subsidiaries.  The payment of cash dividends to shareholders  by UTG is not legally  restricted.  However,  the state  insurance department  regulates  insurance  company dividend payments where the company is domiciled. UG's dividend limitations are described below.

Ohio domiciled  insurance  companies require five days prior notification to the insurance  commissioner  for  the  payment  of an  ordinary  dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory  earnings or b)
10% of statutory capital and surplus.  For the year ended December 31,  2004, UG had a statutory loss from operations of $ 762,152.  At  December 31,  2004, UG's statutory capital and surplus amounted to $ 21,860,401.  Extraordinary dividends
(amounts in excess of ordinary dividend  limitations)  require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid a dividend of $ 2,275,000 to UTG in 2004, of which $ 974,180 was considered to be an extraordinary dividend.

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
income maintained in the "shareholders surplus account".  At December 31,  2004, the balances of the shareholders' surplus account and the untaxed balance for UG were $ 27,099,356 and $ 4,363,821, respectively.

The payment of taxes on this income is not  anticipated;  and,  accordingly,  no deferred taxes have been established.

The life  insurance  company and the  non-insurance  companies of the group file separate federal income tax returns.

Life insurance  company taxation is based primarily upon statutory  results with certain  special  deductions  and other items  available  only to life insurance companies. Income tax expense (benefit) consists of the following components:

                                          2004                 2003               2002
                                      ---------------    ----------------   ---------------
Current tax expense                 $        147,358   $        197,732    $        7,893
Deferred tax (benefit) expense              (945,074)        (2,897,225)          471,462
                                      ----------------   -----------------  ----------------
                                    $       (797,716)  $     (2,699,493)   $      479,355
                                      ================   =================  ================

The Company's life insurance subsidiary has net operating loss carryforwards for federal income tax purposes expiring as follows:

                         UG
                         -------------
2014                         965,080
2016                           1,806
2017                           5,078
2018                       2,992,288
2019                       2,101,569
                         -------------
TOTAL               $      6,065,821
                         =============

The  Company  has  established  a  deferred  tax  asset of  $ 2,123,037  for its operating loss  carryforwards and has established no allowance in the current or prior years.

UG has a net operating loss carryforward of $ 6,065,821 at December 31, 2004. UG must average taxable income of approximately $ 404,388 over the next 15 years to fully realize its net operating loss  carryforward.  Management  believes future earnings  of UG will be  sufficient  to fully  utilize  the net  operating  loss carryforwards.  Therefore, management has established no allowance for potential uncollectibility of its loss carryforwards in the current year.

The following table shows the  reconciliation of net income to taxable income of
UTG:

                                                       2004               2003               2002
                                                 ---------------    ---------------    ----------------
Net income (loss)                           $         (275,617)$       (6,396,490)$        1,338,795
Federal income tax provision                           105,098            263,992            327,472
Loss (gain) of subsidiaries                            803,662          6,723,981           (700,226)
                                                 ---------------    ---------------    ----------------
Taxable income                              $          633,143  $         591,483  $         966,041
                                                 ===============    ===============    ================

The  expense or  (credit)  for income  differed  from the  amounts  computed  by applying the applicable  United States statutory rate of 35% before income taxes as a result of the following differences:

                                                                2004               2003               2002
                                                           ---------------    ---------------    ----------------
Tax computed at statutory rate                        $        (303,779)  $     (3,183,594)  $        728,618
Changes in taxes due to:
  Current year expense previously deducted                            0            175,000                  0
  Tax reserve adjustment                                       (202,225)           150,831            123,512
  Benefit of prior losses                                             0                  0           (309,710)
  Dividend received deduction                                  (161,114)                 0                  0
  Tax deferred acquisition costs                               (134,324)                 0                  0
  Other                                                           3,726            158,270            (63,065)
                                                           ---------------    ---------------    ----------------
Income tax expense (benefit)                          $        (797,716)  $     (2,699,493)  $        479,355
                                                           ===============    ===============    ================

The following table  summarizes the major  components that comprise the deferred tax liability as reflected in the balance sheets:

                                                  2004                  2003
                                            ----------------      ---------------
Investments                           $         5,289,610   $         2,514,031
Cost of insurance acquired                      4,461,636             5,115,833
Deferred policy acquisition costs                 589,842               742,925
Management/consulting fees                       (289,877)             (304,038)
Future policy benefits                           (646,374)           (1,145,126)
Gain on sale of subsidiary                      2,312,483             2,312,483
Net operating loss carryforward                (2,123,037)           (1,304,864)
Federal tax DAC                                (1,033,272)           (1,167,596)
                                            ----------------      ---------------
Deferred tax liability                $         8,561,010   $         6,763,648
                                            ================      ===============

4.   ANALYSIS OF INVESTMENTS, INVESTMENT INCOME AND INVESTMENT GAIN

A.   NET INVESTMENT  INCOME - The following table reflects net investment income by type of investment:

                                                                      December 31,
                                               ----------------------------------------------------------
                                                        2004               2003               2002
                                                 ---------------    ----------------   ----------------
Fixed maturities and fixed maturities
  held for sale                              $        7,060,761 $        8,418,969  $      10,302,735
Equity securities                                       657,609            456,361            131,778
Mortgage loans                                        1,209,358          1,522,700          1,749,935
Real estate                                           5,335,530          2,832,171          3,261,043
Policy loans                                            918,562            949,770            965,227
Short-term investments                                   80,241             11,161             26,522
Cash                                                    111,986            137,478            211,293
                                                 ---------------    ----------------   ----------------
Total consolidated investment income                 15,374,047         14,328,610         16,648,533
Investment expenses                                  (4,953,161)        (4,058,110)        (3,133,731)
                                                ----------------   ----------------    ----------------
Consolidated net investment income           $       10,420,886 $       10,270,500  $      13,514,802
                                                 ===============    ================   ================

At  December 31,  2004, the Company had a total of $ 805,787 in investment  real estate, which did not produce income during 2004.

The  following  table  summarizes  the  Company's  fixed  maturity  holdings and investments held for sale by major classifications:

                                                                                  Carrying Value
                                                                     ----------------------------------------
                                                                             2004                 2003
                                                                          ---------------      --------------
 Investments held for sale:
     Fixed maturities
         U.S. Government, government agencies and authorities        $    41,632,843     $     31,347,586
         State, municipalities and political subdivisions                    177,444              177,963
         Collateralized mortgage obligations                              79,643,440           89,117,375
         All other corporate bonds                                        26,740,160           18,747,458
                                                                          ---------------      --------------
                                                                     $   148,193,887    $     139,390,382
                                                                          ===============      ==============

     Equity securities
         Banks, trust and insurance companies                        $    19,706,511     $      1,517,159
         Industrial and miscellaneous                                      4,692,661            7,845,006
                                                                          ---------------      --------------
                                                                     $    24,399,172     $      9,362,165
                                                                          ===============      ==============

                                                                                  Carrying Value
                                                                    ----------------------------------------
                                                                             2004                 2003
                                                                          ---------------      --------------

 Fixed maturities held to maturity:
     U.S. Government, government agencies and authorities            $    7,801,268      $    10,676,106
     State, municipalities and political subdivisions                     2,448,293            6,342,369
     Collateralized mortgage obligations                                     58,453               77,802
     Public utilities                                                     0                    5,397,880
     All other corporate bonds                                            1,665,401            4,230,350
                                                                        ---------------      --------------
                                                                     $   11,973,415 $         26,724,507
                                                                        ===============      ==============

 Securities of affiliate                                             $    4,000,000 $          4,000,000
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

     Below Investment
     Grade Investments                 2004              2003
 -----------------------------     --------------    ------------
Public Utilities              $             0    $    1,001,673
CMO                                    15,764            24,984
Corporate                           2,123,028         1,818,673
                                   -------------     ------------
Total                         $     2,138,792    $    2,845,330
                                   =============     ============

B.   INVESTMENT SECURITIES

The amortized  cost and estimated  market  values of  investments  in securities including investments held for sale are as follows:

                                          Cost or            Gross            Gross              Estimated
                                          Amortized          Unrealized       Unrealized         Market
2004                                      Cost               Gains            Losses             Value
------------------------------------      --------------     -------------    ---------------    --------------
Investments held for sale:
  Fixed maturities
  U.S. Government and govt.
    agencies and authorities        $     41,377,077    $      384,193   $       (128,427) $     41,632,843
  States, municipalities and
    political subdivisions                   162,025            15,419                  0           177,444
  Collateralized mortgage
    obligations                           79,634,753           459,508           (450,821)       79,643,440
  Public utilities                                 0                 0                  0                 0
  All other corporate bonds               26,043,598           792,693            (96,131)       26,740,160
                                        --------------     -------------    ---------------    --------------
                                         147,217,453         1,651,813           (675,379)      148,193,887
  Equity securities                       15,216,214        10,214,201         (1,031,243)       24,399,172
                                        --------------     -------------    ---------------    --------------
  Total                             $    162,433,667    $   11,866,014   $     (1,706,622) $    172,593,059
                                        ==============     =============    ===============    ==============

Fixed maturities held to maturity:
  U.S. Government and govt.
    agencies and authorities        $      7,801,268    $       43,237   $        (40,910) $      7,803,595
  States, municipalities and
    political subdivisions                 2,448,293           116,815                  0         2,565,108
  Collateralized mortgage
    obligations                               58,453               661             (1,343)           57,771
  Public utilities                                 0                 0                            0       0
  All other corporate bonds                1,665,401            26,833            (20,920)        1,671,314
                                        --------------     -------------    ---------------    --------------
  Total                             $     11,973,415    $      187,546   $        (63,173) $     12,097,788
                                        ==============     =============    ===============    ==============

Securities of affiliate             $      4,000,000    $            0   $              0  $      4,000,000
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
                                        ==============     =============    ===============    ==============

The amortized cost and estimated market value of debt securities at December 31,
2004, by contractual  maturity,  is shown below. Expected maturities will differ from  contractual  maturities  because  borrowers  may have the right to call or prepay obligations with or without call or prepayment penalties.

    Fixed Maturities Held for Sale                                       Estimated
                                                     Amortized            Market
         December 31, 2004                             Cost                Value
---------------------------------------------      --------------      --------------
Due in one year or less                      $       3,974,952     $     4,016,732
Due after one year through five years               49,501,280          50,431,776
Due after five years through ten years               7,018,679           7,085,760
Due after ten years                                  7,087,789           7,016,180
Collateralized mortgage obligations                 79,634,753          79,643,439
                                                   --------------      --------------
Total                                        $     147,217,453   $     148,193,887
                                                   ==============      ==============

                                                                         Estimated
    Fixed Maturities Held to Maturity                Amortized            Market
         December 31, 2004                             Cost                Value
---------------------------------------------      --------------      --------------
Due in one year or less                      $       5,041,510     $     5,075,216
Due after one year through five years                5,504,794           5,534,706
Due after five years through ten years                 751,410             771,845
Due after ten years                                    617,248             658,250
Collateralized mortgage obligations                     58,453              57,771
                                                   --------------      --------------
Total                                        $      11,973,415    $     12,097,788
                                                   ==============      ==============

An analysis of sales, maturities and principal repayments of the Company's fixed maturities portfolio for the years ended December 31,  2004, 2003 and 2002 is as follows:

                                           Cost or            Gross             Gross             Proceeds
                                          Amortized           Realized         Realized             From
   Year ended December 31, 2004             Cost               Gains            Losses              Sale
-------------------------------------    ---------------    -------------    ---------------    ---------------
Scheduled principal repayments,
   Calls and tenders:
     Held for sale                   $   25,119,862      $       8,062    $        (2,098)   $   25,125,826
     Held to maturity                    16,099,278                  0               (801)       16,098,477
   Sales:
      Held for sale                      45,840,981            278,896           (352,551)       45,767,326
      Held to maturity                            0                  0                  0                 0
                                         ---------------    -------------    ---------------    ---------------
  Total                              $   87,060,121      $     286,958    $      (355,450)   $   86,991,629
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

C.   INVESTMENTS  ON  DEPOSIT - At  December 31,  2004,  investments  carried at approximately  $ 5,939,498  were on deposit  with various  state  insurance departments.

5.   DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The financial  statements  include various  estimated fair value  information at
December 31,  2004 and 2003,  as required by Statement  of Financial  Accounting
Standards 107, Disclosure about Fair Value of Financial  Instruments (SFAS 107).
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

(d)  Policy loans

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

(e)  Short-term investments

For short-term instruments, the carrying amount is a reasonable estimate of fair value.  Short-term  instruments  represent  collateral loans and certificates of deposit with various banks that are protected under FDIC.

(f)  Notes payable

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

                                                   2004                                2003
                                    -------------------------------------------------------------------------
                                                          Estimated                            Estimated
                                        Carrying            Fair             Carrying            Fair
Assets                                   Amount             Value             Amount             Value
                                      --------------     --------------    ---------------    ---------------
Fixed maturities                   $   11,973,415    $    12,097,788    $   26,724,507     $   27,440,277
Fixed maturities held for sale        148,193,887        148,193,887       139,390,382        139,390,382
Equity securities                      20,399,172         20,399,172         9,362,165          9,362,165
Securities of affiliate                 4,000,000          4,000,000         4,000,000          4,000,000
Mortgage loans on real estate          20,722,415         20,816,955        26,715,968         26,853,183
Investment in real estate              28,192,081         28,192,081        24,725,824         24,725,824
Policy loans                           12,844,748         12,844,748        13,226,399         13,226,399
Short-term investments                     39,489             39,489            34,677             34,677

Liabilities
Notes payable                                   0                  0         2,289,776          2,390,810

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
"Permitted"  statutory  accounting  practices encompass all accounting practices that are not  prescribed;  such  practices may differ from state to state,  from company to company  within a state,  and may  change in the  future.  UG's total statutory shareholders' equity was $ 21,860,401 and $ 13,008,198 at December 31,
2004 and 2003, respectively.  The Company's life insurance subsidiary reported a statutory  operating  income  (loss)  before taxes  (exclusive  of  intercompany dividends) of approximately $ (762,000), $ (1,461,000) and $ 2,700,000 for 2004,
2003 and 2002, respectively.

7.   REINSURANCE

As is customary in the  insurance  industry,  the  insurance  subsidiary  of the
Company  cedes  insurance  to,  and  assumes  insurance  from,  other  insurance companies under reinsurance  agreements.  Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater  diversification  of risk. The ceding insurance company remains primarily  liable with respect to ceded insurance should any reinsurer be unable to meet the obligations  assumed by it. However,  it is the practice of insurers to reduce  their  exposure to loss to the extent  that they have been  reinsured with  other  insurance  companies.  The  Company  sets a limit on the  amount of insurance  retained on the life of any one person.  The Company  will not retain more than $ 125,000,  including  accidental death benefits,  on any one life. At
December 31,  2004, the Company had gross  insurance in force of $ 3.141 billion of which approximately $ 531 million was ceded to reinsurers.

The Company's  reinsured business is ceded to numerous  reinsurers.  The Company monitors the solvency of its  reinsurers in seeking to minimize the risk of loss in the event of a failure by one of the parties.  The primary  reinsurers of the
Company are large, well capitalized entities.

Currently,  the Company is utilizing  reinsurance  agreements  with Generali USA
Life  Reassurance  Company,  (Generali)  and  Swiss Re Life and  Health  America
Incorporated (SWISS RE). Generali and SWISS RE currenty hold an "A" (Excellent), and "A+"  (Superior)  rating,  respectively,  from A.M. Best, an industry rating company.  The reinsurance  agreements were effective December 1, 1993, and cover most new business of the Company.  The  agreements  are a yearly  renewable term
(YRT)  treaty  where the Company  cedes  amounts  above its  retention  limit of
$ 100,000 with a minimum cession of $ 25,000.

In addition  to the above  reinsurance  agreements,  the  Company  entered  into reinsurance  agreements with Optimum Re Insurance  Company (Optimum) during 2004 to provide reinsurance on new products released for sale in 2004. The agreements are yearly  renewable  term (YRT) treaties where the Company cedes amounts above its retention  limit of $100,000 with a minimum cession of $25,000 as has been a
Company practice for the last several years with its reinsurers. Also, effective
January 1, 2005,  Optimum became the reinsurer of 100% of the  accidental  death benefits  (ADB) in force of the  Company.  Previously,  Generali  provided  this coverage.  This coverage is renewable annually at the Company's option.  Optimum specializes in reinsurance  agreements  with small to mid-size  carriers such as the Company. Optimum currently holds an "A-" (Excellent) rating from A.M. Best.

UG entered a  coinsurance  agreement  with Park  Avenue Life  Insurance  Company
(PALIC) as of September 30,  1996. Under the terms of the agreement, UG ceded to
PALIC  substantially  all of its paid-up life insurance  policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  PALIC and  its  ultimate  parent  The  Guardian  Life  Insurance  Company  of  America
(Guardian),  currently  hold an "A"  (Excellent),  and "A+"  (Superior)  rating, respectively,  from A.M. Best, an industry rating  company.  The PALIC agreement accounts  for  approximately  68%  of  the  reinsurance  reserve  credit,  as of
December 31, 2004.

On  September 30,  1998,  UG  entered  into a  coinsurance  agreement  with  The
Independent Order of Vikings, an Illinois fraternal benefit society (IOV). Under the terms of the agreement,  UG agreed to assume, on a coinsurance basis, 25% of the reserves and  liabilities  arising  from all  in-force  insurance  contracts issued  by the IOV to its  members.  At  December 31,  2004,  the IOV  insurance in-force was approximately $ 1,686,000,  with reserves being held on that amount of approximately $ 393,000.

On June 1,  2000, UG assumed an already existing  coinsurance  agreement,  dated
January 1,  1992, between Lancaster Life Reinsurance  Company (LLRC), an Arizona
corporation and Investors  Heritage Life Insurance  Company (IHL), a corporation organized under the laws of the Commonwealth of Kentucky. Under the terms of the agreement,  LLRC  agreed to assume  from IHL a 90% quota  share of new issues of credit life and accident and health  policies that have been written on or after
January 1,  1992 through various  branches of the First Southern  National Bank.
The  maximum  amount of credit  life  insurance  that can be  assumed on any one individual's  life is  $ 15,000.  UG  assumed  all the  rights  and  obligations formerly held by LLRC as the reinsurer in the  agreement.  LLRC  liquidated  its charter  immediately  following  the transfer.  At  December 31,  2004,  IHL has insurance  in-force of  approximately  $ 2,295,000,  with reserves being held on that amount of approximately $ 33,000.

The Company does not have any short-duration  reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2004,
2003 and 2002 was as follows:

                                            Shown in thousands
                          -----------------------------------------------------
                               2004              2003               2002
                             Premiums          Premiums           Premiums
                              Earned            Earned             Earned
                          ----------------  ----------------   ----------------
Direct                $            17,238  $         18,087  $         18,597
Assumed                                38                34                96
Ceded                              (3,036)           (2,896)           (2,701)
                          ----------------  ----------------  ----------------
Net premiums          $            14,240  $         15,225  $         15,992
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

On June 10,  2002 UTG and Fiserv  formed an alliance  between  their  respective organizations to provide third party  administration (TPA) services to insurance companies  seeking  business  process  outsourcing  solutions.  Fiserv  will  be responsible  for the marketing and sales  function for the alliance,  as well as providing the operations  processing  service for the Company.  The Company will staff the administration  effort. To facilitate the alliance,  the Company plans to convert its  existing  business and TPA clients to "ID3",  a software  system owned by Fiserv to administer an array of life,  health and annuity  products in the insurance industry. Fiserv is a unit of Fiserv, Inc. (Nasdaq: FISV) which is
an  independent,   full-service  provider  of  integrated  data  processing  and information  management  systems to the  financial  industry,  headquartered  in
Brookfield, Wisconsin.

In June 2002,  the Company  entered  into a five-year  contract  with Fiserv for services  related  to its  purchase  of the  "ID3"  software  system.  Under the contract,  the  Company  is  required  to pay  $ 12,000  per  month in  software maintenance  costs and  $ 5,000  per month in offsite  data  center  costs for a five-year period from the date of the signing.

On April 25,  2003 the Company  entered  into an  agreement  with Fiserv for the conversion of the two TPA client  companies to the "ID3" system.  The conversion was  successfully  completed in December 2003 utilizing  Company  personnel with onsite training and guidance provided by Fiserv.  During 2004, the Company began the conversion of the remaining  insurance business to the "ID3" software system and successfully completed the first phase of this project. The remaining blocks of business will be completed during 2005.

In the normal  course of business  the Company is involved  from time to time in various  legal  actions and other state and federal  proceedings.  There were no proceedings pending or threatened as of December 31, 2004.

9.       RELATED PARTY TRANSACTIONS

On  September 1,  2004,  UTG  contributed  the common stock of its  wholly-owned subsidiary, North Plaza, to its life insurance subsidiary, UG. The contribution, which  received  prior  approval by the  regulatory  authorities,  increased the capital of the life insurance subsidiary by $ 7,857,794.

On February 20, 2003, UG purchased  $ 4,000,000  of a trust  preferred  security offering issued by FSBI. The security has a mandatory  redemption after 30 years with a call provision after 5 years. The security pays a quarterly dividend at a fixed rate of 6.515%.  The Company received $ 264,842 and $ 226,104 of dividends in 2004 and 2003, respectively.

On June 18,  2003,  UG entered  into a lease  agreement  with  Bandyco,  LLC, an affiliated  entity,  for a one-sixth  interest in an aircraft.  Bandyco,  LLC is affiliated  with Ward F.  Correll,  who is a director of the Company.  The lease term is for a period of five years at a total cost of  $ 523,831  per year.  The
Company  is  responsible  for its  share of  annual  non-operational  costs,  in addition to the operational costs as are billable for specific use.

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
Director  Stock  Purchase  Plan (See Note 10.A.  to the  consolidated  financial statements).

On November 20, 1998, FSF and affiliates acquired 929,904 shares of common stock of UTG from UTG and certain UTG  shareholders.  As consideration for the shares,
FSF paid UTG  $ 10,999,995  and certain  shareholders  of UTG $ 999,990 in cash.
Included in the stock acquisition  agreement is an earnings covenant whereby UTG warrants UTG and its subsidiaries and affiliates will have future earnings of at least  $ 30,000,000 for a five-year period beginning  January 1,  1998 (See Note
10.C. to the consolidated financial statements).

At the March 2003 Board of Directors  meeting,  the  Appalachian  Life Insurance
Company (APPL) and UG Boards  reaffirmed the merger of APPL with and into UG and approved the final merger  documents.  Upon  receiving the necessary  regulatory approvals,  the merger of Abraham Lincoln  Insurance Company (ABE) and APPL with and into UG was consummated  effective July 1, 2003. ABE and APPL were each 100%
owned subsidiaries of UG prior to the merger. Management of the Company believes the  completion  of the mergers will provide the Company  with  additional  cost savings.  These cost savings result from  streamlining the Company's  operations and organizational  structure from three life insurance subsidiaries to one life insurance subsidiary,  UG. Thus, the Company will further improve administrative efficiency.

On  January 1,  1993,  UTG  entered an  agreement  with UG pursuant to which UTG provided management services necessary for UG to carry on its business.  UG paid
$ 5,625,451,  $ 5,906,406  and  $ 3,025,194  to  UTG in  2004,  2003  and  2002,
respectively, under this arrangement.

ABE paid fees to FCC pursuant to a cost sharing and  management  fee  agreement.
FCC provided management services for ABE to carry on its business. The agreement required ABE to pay a percentage of the actual expenses incurred by FCC based on certain activity indicators of ABE business to the business of all the insurance company  subsidiaries  plus a management fee based on a percentage of the actual expenses  allocated  to ABE.  ABE paid  fees of  $ 188,494  in 2002  under  this agreement.  ABE  paid  fees  of  $ 165,269  and  $ 170,729  in  2003  and  2002, respectively, to UTG under this agreement.

APPL had a  management  fee  agreement  with FCC  whereby FCC  provided  certain administrative  duties,  primarily data processing and investment  advice.  APPL paid fees of $ 222,000  during 2002 to FCC under this agreement.  APPL paid fees of $ 222,000 and $ 222,000 to UTG during 2003 and 2002, respectively, under this agreement.

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
UG paid $ 45,468,  $ 63,214 and $ 70,140 in servicing fees and $ 0, $ 13,821 and
$ 35,127 in origination fees to FSNB during 2004, 2003 and 2002, respectively.

The Company reimbursed expenses incurred by Mr. Jesse T. Correll and Mr. Randall
L.  Attkisson  relating  to travel  and  other  costs  incurred  on behalf of or relating to the  Company.  The Company paid  $ 50,098,  $ 20,238 and $ 74,621 in
2004,  2003  and  2002,   respectively  to  First  Southern  Bancorp,   Inc.  in
reimbursement  of such costs. In addition,  beginning in 2001, the Company began reimbursing FSBI a portion of salaries and pension costs for Mr. Correll and Mr.
Attkisson.  The  reimbursement  was approved by the UTG Board of  Directors  and totaled $ 160,440, $ 151,440 and $ 169,651 in 2004, 2003 and 2002, respectively, which included salaries and other benefits.

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

During 2004 and 2003, the Board of Directors of UTG approved offerings under the plan to qualified individuals.  For the years ended December 31,  2004 and 2003, four individuals  purchased 14,440 and eight individuals purchased 58,891 shares of UTG common stock,  respectively.  Each participant  under the plan executed a
"stock  restriction and buy-sell  agreement",  which among other things provides
UTG with a right of first refusal on any future sales of the shares  acquired by the participant under this plan.

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
December 31, 2004, UTG had 89,877 shares outstanding that were issued under this program with a value of $ 11.63 per share pursuant to the above formula.

B.   STOCK REPURCHASE PROGRAM

On June 5,  2001, the Board of Directors of UTG authorized the repurchase in the open  market or in  privately  negotiated  transactions  of up to $ 1 million of
UTG's common stock.  On June 16,  2004, an additional $ 1 million was authorized for repurchasing  shares.  Repurchased  shares are available for future issuance for  general  corporate  purposes.  Through  February 24,  2005,  UTG has  spent
$ 1,181,691 in the acquisition of 181,316 shares under this program.

C.   SHARES ACQUIRED BY FSF AND AFFILIATES WITH OPTIONS GRANTED

On November 20, 1998, FSF and affiliates acquired 929,904 shares of common stock of UTG from UTG and certain UTG  shareholders.  As consideration for the shares,
FSF paid UTG  $ 10,999,995  and certain  shareholders  of UTG $ 999,990 in cash.
Included in the stock acquisition agreement was an earnings covenant whereby UTG warranted UTG and its  subsidiaries and affiliates would have future earnings of at least  $ 30,000,000 for a five-year period  beginning  January 1,  1998. Such earnings  were  computed  based on  statutory  results  excluding  inter-company activities such as  inter-company  dividends plus realized and unrealized  gains and losses on real estate, mortgage loans and unaffiliated common stocks. At the end of the covenant period, an adjustment was to be made equal to the difference between the then market value and statutory  carrying value of real estate still owned that existed at the beginning of the covenant period.  If UTG did not meet the covenant  requirements,  any shortfall  would first be reduced by the actual average  tax rate for UTG for the period,  and then would be further  reduced by one-half of the percentage,  if any,  representing UTG's ownership percentage of the  insurance  company  subsidiaries.  This  result  would  then be  reduced by
$ 250,000.  The remaining  amount would be paid by UTG in the form of UTG common stock  valued at $ 15.00 per share with a maximum  number of shares to be issued of  500,000.  However,  there  was  to be no  limit  to  the  number  of  shares transferred  to the  extent  that there were  legal  fees,  settlements,  damage payments or other losses as a result of certain  legal action  taken.  The price and  number of shares  was  adjusted  for any  applicable  stock  splits,  stock
dividends  or  other  recapitalizations.   For  the  five-year  period  starting
January 1, 1998 and ending December 31,  2003, the Company had total earnings of
$ 17,011,307  applicable  to this  covenant.  Therefore,  UTG did not  meet  the earnings  requirements  stipulated,  and during 2003,  UTG was required to issue
500,000 additional shares to FSF or its assigns.

D.   EARNINGS PER SHARE CALCULATIONS

The following is a  reconciliation  of the  numerators and  denominators  of the basic and diluted EPS computations as presented on the income statement.

                                                                      For the year ended December 31, 2004
                                                        ---------------- ----- ------------------ ---- -----------------
                                                        Income(Loss)           Shares                  Per-Share
                                                        (Numerator)            (Denominator)           Amount
                                                        ----------------       ------------------      -----------------
Basic EPS
Income available to common shareholders         $            (275,619)                3,986,731   $              (.07)
                                                                                                       =================

Effect of Dilutive Securities
Options                                                             0                         0
                                                        ----------------       ------------------

Diluted EPS
Income available to common shareholders and     $
assumed conversions                                          (275,619)                3,986,731   $             (0.07)
                                                        ================       ==================      =================

                                                                      For the year ended December 31, 2003
                                                        ------------------ --- ------------------ ---- -----------------
                                                        Income (Loss)          Shares                  Per-Share
                                                        (Numerator)            (Denominator)           Amount
                                                        ------------------     ------------------      -----------------
Basic EPS
Income available to common shareholders         $          (6,396,490)                3,839,947   $             (1.67)
                                                                                                       =================

Effect of Dilutive Securities
Options                                                             0                         0
                                                        ------------------     ------------------

Diluted EPS
Income available to common shareholders and     $
assumed conversions                                        (6,396,490)                3,839,947   $             (1.67)
                                                        ==================     ==================      =================

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
                                                        ===============        ==================      =================

In  accordance  with  Statement of Financial  Accounting  Standards No. 128, the
computation  of diluted  earnings  per share is the same as basic  earnings  per share for the years ending  December 31,  2004 and 2003, since the Company had a loss  from  continuing  operation  for  the  year  presented,  and  any  assumed conversion,  exercise,  or  contingent  issuance  of  securities  would  have an antidilutive  effect on earnings per share.  At  December 31,  2002,  UTG had an obligation to issue to FSF or its assigns 500,000 shares of UTG common stock, as the result of a failed  earnings  covenant (See note 10.C.  to the  consolidated financial  statements).  As such, the computation of diluted  earnings per share differs from basic earnings per share for the year ending December 31, 2002.

11.  NOTES PAYABLE

At December 31, 2004, the Company had no long-term debt outstanding. At December
31, 2003, the Company had $ 2,289,776 in long-term debt outstanding.

The notes payable were incurred in April 2001 to  facilitate  the  repurchase of common stock owned  primarily by two former  Officers and  Directors of UTG, and members of their  respective  families.  These notes bore  interest at the fixed rate of 7% per annum (paid  quarterly)  with payments of principal to be made in five  equal  installments.  UTG has paid the entire  principal  balance on these notes.

During 2001, UTG was extended a $ 3,300,000  line of credit (LOC) from the First
National Bank of the Cumberlands  (FNBC) located in Livingston,  Tennessee.  The
LOC was for a one-year  term from the date of issue.  Upon  maturity the Company has renewed the LOC for an additional  one-year  term.  The interest rate on the
LOC is  variable  and  indexed  to be the  lowest  of the  U.S.  prime  rates as published in the Wall Street Journal,  with any interest rate  adjustments to be made monthly. No borrowings were incurred during 2004 and 2003.

During 2002, UTG was extended a $ 5,000,000  line of credit (LOC) from Southwest
Bank of St. Louis.  The LOC expired one year from the date of issue and has been renewed for an additional  term.  As collateral  for any draws under the line of credit,  UTG pledged 100% of the common stock of its insurance  subsidiary,  UG.
Borrowings  under the LOC will bear  interest  at the rate of 0.25% in excess of
Southwest  Bank of St. Louis' prime rate.  At  December 31,  2004 and 2003,  the
Company had no outstanding borrowings attributable to this LOC. During 2004, UTG drew $ 2,275,000 on this LOC to repay the outstanding  principal balances on the notes payable describe above. The entire draw was repaid during 2004.

12.  OTHER CASH FLOW DISCLOSURES

On a cash basis, the Company paid $ 77,453, $ 162,179, and $ 263,441 in interest expense  for the years  2004,  2003 and 2002,  respectively.  The  Company  paid
$ 110,000,  $ 175,000,  and  $ 60,290 in federal  income tax for 2004,  2003 and
2002, respectively.

As of  December 31,  2004, the Company has $ 450,250 that has not been disbursed to former minority  shareholders of FCC in connection with FCC's merger with and into UTG.  The  total  consideration  to be paid by the  Company  to the  former minority  shareholders as a result of the merger is $ 2,480,000  (See Note 15 to the consolidated financial statements).

At  December 31,  2004,  the  Company  acquired  $ 2,990,928  in fixed  maturity investments  for which the cash had not yet been  paid.  The  payable  for these securities is included in the line item "Other  liabilities" on the consolidated balance sheet.

13.  CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial  institutions that at times may exceed federally  insured limits.  The Company  maintains its primary  operating cash accounts  with First  Southern  National  Bank, an affiliate of the largest shareholder  of UTG, Mr. Jesse T. Correll,  the  Company's CEO and Chairman.  In
aggregate at  December 31,  2004 these accounts have no balances for which there are no pledges or guarantees  outside FDIC insurance limits. The Company has not experienced  any losses in such  accounts  and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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
the provisions of this statement.

The Financial  Accounting Standards Board ("FASB") has issued Statement No. 151,
Inventory Costs--an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance  in ARB  No.  43,  Chapter  4,  "Inventory  Pricing,"  to  clarify  the accounting  for abnormal  amounts of idle facility  expense,  freight,  handling costs, and wasted material (spoilage).  This Statement requires that those items be  recognized  as  current-period  charges  regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production  overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for financial statements  for fiscal years  beginning  after  June 15,  2005.  The adoption of
Statement 151 does not  currently  affect the  Company's  financial  position or results of  operations,  since the Company has no inventory  costs that meet the provisions of this statement.

The Financial  Accounting Standards Board ("FASB") has issued Statement No. 152,
Accounting for Real Estate Time-Sharing  Transactions.  Statement No. 152 amends
FASB  Statement No. 66,  Accounting  for Sales of Real Estate,  to reference the financial  accounting  and  reporting  guidance  for  real  estate  time-sharing transactions  that is  provided  in AICPA  Statement  of  Position  (SOP)  04-2,
Accounting  for Real Estate  Time-Sharing  Transactions.  Statement No. 152 also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations
of Real  Estate  Projects,  to  state  that  the  guidance  for  (a)  incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This statement is effective for financial statements  for fiscal years  beginning  after  June 15,  2005.  The adoption of
Statement 152 does not  currently  affect the  Company's  financial  position or results of operations,  since the Company has no real estate interests that meet the provisions of this statement.

The Financial  Accounting Standards Board ("FASB") has issued Statement No. 153,
Exchanges of  Nonmonetary  Assets.  Statement No. 153 amends APB Opinion No. 29,
Accounting  for  Nonmonetary  Transactions,   to  eliminate  the  exception  for
nonmonetary  exchanges  of  similar  productive  assets and  replaces  it with a general  exception  for  exchanges  of  nonmonetary  assets  that  do  not  have commercial  substance.  This statement is effective for financial statements for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15,
2005.  The Company will account for all future  nonmonetary  asset  exchanges in accordance with the requirements of Statement No. 153.

The Financial  Accounting  Standards Board ("FASB") has issued Statement No. 123
(revised 2004), Share Based Payment. Statement No. 123 establishes standards for the  accounting  for  transactions  in  which an  entity  exchanges  its  equity instruments  for goods or services.  It also addresses  transactions in which an entity  incurs  liabilities  in exchange for goods or services that are based on the fair value of the entity's equity  instruments or that may be settled by the issuance of those  equity  instruments.  This  statement  is effective as of the beginning  of the first  interim or annual  reporting  period that begins  after
June 15,  2005.  The Company will account for all future share based payments in accordance with the requirements of Statement No. 123.

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

The following table summarizes  certain  unaudited  operating  results of UTG as though the merger  transaction had taken place at the beginning of the reporting periods ending on December 31, 2002.

                                                                     December 31,
                                                                        2002
                                                                 --------------------
         Total revenues                                      $        30,064,644
         Total benefits and other expenses                   $        27,927,456
         Operating income                                    $         2,137,188
         Net Income                                          $         1,394,218
         Basic earnings per share                            $              0.40
         Diluted earnings per share                          $              0.35

16.      COMPREHENSIVE INCOME

                                                                                     Tax
                                                              Before-Tax           (Expense)           Net of Tax
              2004                                              Amount             or Benefit            Amount
              ------------------------------------------    ----------------   -------------------   ---------------

              Unrealized holding gains during
                  period                                $      7,896,605       $    (2,763,812)     $    5,132,793

              Less: reclassification adjustment
                  for gains realized in net income               (31,766)              (11,118)            (20,648)

                                                            ----------------   -------------------   ---------------
              Net unrealized gains                             7,864,838            (2,752,693)          5,112,145
                                                            ----------------   -------------------   ---------------
              Other comprehensive income                $      7,864,838       $    (2,752,693)     $    5,112,145
                                                            ================   ===================   ===============

                                                                                     Tax
                                                              Before-Tax           (Expense)           Net of Tax
              2003                                              Amount             or Benefit            Amount
              ------------------------------------------    ----------------   -------------------   ---------------

              Unrealized holding losses during
                  period                                $     (1,941,662)   $          679,582      $   (1,262,080)
              Less: reclassification adjustment
                  for losses realized in net income               86,979               (30,443)             56,536
                                                            ----------------   -------------------   ---------------

              Net unrealized losses                           (1,854,683)              649,139          (1,205,544)
                                                            ----------------   -------------------   ---------------
              Other comprehensive deficit               $     (1,854,683)   $          649,139      $   (1,205,544)
                                                            ================   ===================   ===============

                                                                                     Tax
                                                              Before-Tax           (Expense)           Net of Tax
              2002                                              Amount             or Benefit            Amount
              ------------------------------------------    ----------------   -------------------   ---------------

              Unrealized holding gains during
                  period                                $      2,868,146     $      (1,003,851)  $       1,864,295
              Less: reclassification adjustment
                  for gains realized in net income                (1,689)                  591              (1,098)
                                                            ----------------   -------------------   ---------------
              Net unrealized gains                             2,866,457           (1,003,260)           1,863,197
                                                            ----------------   -------------------   ---------------
              Other comprehensive income                $      2,866,457     $      (1,003,260)     $    1,863,197
                                                            ================   ===================   ===============

In 2004,  2003 and 2002,  the Company  established  a deferred tax  liability of
$ 3,555,787,  $ 803,095 and $ 1,170,197,  respectively, for the unrealized gains based on the applicable United States statutory rate of 35%.

17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                              2004
                                    -------------------- --------------------- --------------------- --------------------
                                                1st                  2nd                   3rd                   4th
                                         ---------------       ---------------       ---------------      ---------------

Premiums and policy fees, net       $        3,874,145   $         3,671,667  $         3,389,672   $        3,204,945
Net investment income                        1,831,077             2,734,854            2,865,198            2,989,757
Total revenues                               5,833,347             6,607,203            6,429,302            6,597,027
Policy benefits including
  dividends                                  5,172,042             4,923,292            4,467,013            4,203,360
Commissions and
  amortization of DAC and COI                  493,284               505,872              544,678              635,077
Operating expenses                           1,397,448             1,432,013            1,319,472            1,163,814
Operating income                            (1,255,061)             (278,683)              71,029              594,776
Net income                                    (874,195)               66,841              141,264              390,473
Basic earnings per share                         (0.22)                 0.02                 0.04                 0.09
Diluted earnings per
  share                                          (0.22)                 0.02                 0.04                 0.09

                                                                              2003
                                    -------------------- --------------------- --------------------- --------------------
                                                1st                  2nd                   3rd                   4th
                                         ---------------       ---------------       ---------------      ---------------

Premiums and policy fees, net       $        3,883,003   $         4,093,239  $         3,686,584   $        3,360,212
Net investment income                        2,888,444             3,231,542            2,462,813            1,687,701
Total revenues                               7,185,509             7,811,693            6,498,785            4,992,371
Policy benefits including
  dividends                                  5,520,920             4,931,443            5,516,224            5,102,089
Commissions and
 amortization of DAC and COI                   544,139               441,914              513,488            5,507,726
Operating expenses                           1,169,139             3,500,807            1,451,973            1,444,861
Operating income (loss)                        (90,406)           (1,102,433)          (1,023,300)          (7,102,405)
Net income (loss)                             (494,124)             (669,492)            (464,142)          (4,768,732)
Basic earnings (loss) per share                   0.14)                (0.17)               (0.12)               (1.24)
Diluted earnings (loss) per
  share                                          (0.12)                (0.17)               (0.12)               (1.24)
                                                                              2002
                                    -------------------- --------------------- --------------------- --------------------
                                                1st                  2nd                   3rd                   4th
                                         ---------------       ---------------       ---------------      ---------------

Premiums and policy fees, net       $        4,276,861   $         4,388,284  $         3,725,823   $        3,440,609
Net investment income                        3,396,613             3,383,548            3,294,038            3,440,603
Total revenues                               7,882,176             7,994,915            7,211,394            7,088,714
Policy benefits including
  dividends                                  4,835,106             4,609,999            5,110,590            4,930,553
Commissions and
  amortization of DAC and COI                  688,618               578,688              501,283              532,722
Operating expenses                           1,530,433             1,649,134            1,441,502            1,255,387
Operating income                               755,809             1,095,700               86,789              311,445
Net income (loss)                              477,034               722,679              327,499             (188,417)
Basic earnings (loss) per share                   0.14                  0.21                 0.08                (0.05)
Diluted earnings (loss) per
  share                                           0.12                  0.18                 0.08                (0.05)

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF UTG

The Board Of Directors

In accordance with the laws of Illinois and the Certificate of Incorporation and
Bylaws of UTG, as amended,  UTG is managed by its executive  officers  under the direction  of the Board of  Directors.  The  Board  elects  executive  officers, evaluates their  performance,  works with  management in  establishing  business objectives  and  considers  other  fundamental  corporate  matters,  such as the issuance of stock or other  securities,  the  purchase or sale of a business and other  significant  corporate  business  transactions.  In the fiscal year ended
December 31, 2004, the Board met 4 times. All directors attended at least 75% of all meetings of the board, except Mr. John Albin and Mr. Ward Correll.

The Board of  Directors  has an Audit  Committee  consisting  of Messrs.  Perry,
Albin, and Brinck.  The Audit Committee  performs such duties as outlined in the
Company's  Audit  Committee  Charter.  The Audit  Committee  reviews and acts or reports to the Board with respect to various  auditing and  accounting  matters, the scope of the audit procedures and the results thereof,  internal  accounting and control  systems of UTG,  the nature of services  performed  for UTG and the fees  to  be  paid  to  the  independent  auditors,  the  performance  of  UTG's independent and internal auditors and the accounting practices of UTG. The Audit
Committee  also  recommends  to the full Board of  Directors  the auditors to be appointed by the Board. The Audit Committee met twice in 2004.

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

Under UTG's By-Laws,  the Board of Directors should be comprised of at least six and no more than eleven directors.  At December 31, 2004. the Board consisted of eight directors.  Shareholders elect Directors to serve for a period of one year at UTG's Annual Shareholders' meeting.

Directors  and  officers of UTG file  periodic  reports  regarding  ownership of
Company  securities  with the  Securities  and Exchange  Commission  pursuant to
Section 16(a) of the Securities  Exchange Act of 1934 as amended,  and the rules promulgated  thereunder.  During 2004, UTG was aware of the following individual who filed a late  Form 4,  statement  of  changes  in  beneficial  ownership  of securities,  with the Securities and Exchange  Commission;  Thomas F Darden, II,
director. This individual reported a purchase of 4,315 shares of UTG stock.

Audit Committee Report To Shareholders

In  connection  with the  December  31,  2004  financial  statements,  the audit committee:  (1) reviewed and discussed  the audited  financial  statements  with management; (2) discussed with the auditors the matters required by Statement on
Auditing  Standards No. 61; and (3) received and discussed with the auditors the matters  required by Independence  Standards  Board  Statement No.1.  Based upon these reviews and discussions,  the audit committee  recommended to the Board of
Directors that the audited financial statements be included in the Annual Report on Form 10-K filed with the SEC.

                  William W. Perry - Committee Chairman
                  John S. Albin
                  Joseph A. Brinck, II

The following  information  with respect to business  experience of the Board of
Directors has been  furnished by the  respective  directors or obtained from the records of UTG.

Directors

Name, Age                  Position with the Company, Business Experience and Other Directorships

John S. Albin, 76

                    Director  of UTG since  1984;  farmer in  Douglas  and Edgar counties,  Illinois,  since  1951;  Chairman of the Board of
                    Longview  State  Bank  from 1978 to 2005;  President  of the
                    Longview Capitol Corporation,  a bank holding company, since
                    1978;  Chairman of First  National Bank of Ogden,  Illinois,
                    from 1987 to 2005;  Chairman  of the State Bank of  Chrisman from  1988 to  2005;  Chairman  of  First  National  Bank in
                    Georgetown  from 1994 to 2005;  Director  and  Secretary  of
                    Illini  Community   Development   Corporation   since  1990;
                    Commissioner of Illinois Student Assistance  Commission from
                    1996 to 2002.

Randall L. Attkisson, 59

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

Joseph A. Brinck, II, 49

                    Director of UTG since 2003; CEO of Stelter & Brinck,  LTD, a
                    full  service   combustion   engineering  and  manufacturing
                    company from 1979 to present; President of Superior Thermal,
                    LTD  from  1990 to  present.  Currently  holds  Professional
                    Engineering   Licenses  in  Ohio,   Kentucky,   Indiana  and
                    Illinois.

Jesse T. Correll, 48

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

Ward F. Correll, 76

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
                    Correll is the father of Jesse Correll.

Thomas F. Darden, 50

                    Mr.  Darden  is the  Chief  Executive  Officer  of  Cherokee
                    Investment  Partners,  a  private  equity  fund with over $1 billion of capital for  investing in  brownfields.  Cherokee has offices in North Carolina, Colorado, New Jersey, London,
                    Toronto and  Montreal.  Beginning in 1984,  he served for 16 years as the Chairman of Cherokee Sanford Group, the largest privately-held  brick  manufacturing  company  in the United
                    States  and   previously   the   Southeast's   largest  soil
                    remediation  company.  From 1981 to 1983,  Mr.  Darden was a consultant with Bain & Company in Boston. From 1977 to 1978,
                    he  worked  as  an  environmental   planner  for  the  Korea
                    Institute of Science and Technology in Seoul, where he was a
                    Henry Luce Foundation  Scholar.  Mr. Darden is on the Boards
                    of Shaw  University and the  University of North  Carolina's
                    environmental department. He is on the Board of Directors of the  National  Brownfield  Association  and on the  Board of
                    Trustees of North  Carolina  Environmental  Defense.  He was
                    Chairman of the  Research  Triangle  Transit  Authority  and
                    served two terms on the N.C. Board of Transportation through appointments  by the  Governor and the Speaker of the House.
                    Mr. Darden is a director of Winston Hotels,  Inc. (NYSE) and serves  on the  Board  of  Governors  of  Research  Triangle
                    Institute in Research Triangle Park, NC. Mr. Darden earned a
                    Masters in Regional  Planning  from the  University of North
                    Carolina at Chapel  Hill, a JD from Yale Law School and a BA from the University of North Carolina at Chapel Hill,  where he was a Morehead  Scholar.  His 1976  undergraduate  thesis analyzed the environmental impact of third world development and his 1981 Yale thesis addressed  interstate acid rain air pollution. Mr. Darden and his wife Jody have three children, ages 16 to 25.

William W. Perry, 48

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

James P. Rousey, 46

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

Name, Age                  Position with UTG and Business Experience

Theodore C. Miller, 42

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

Code Of Ethics

We have  adopted  a Code of  Business  Conduct  and  Ethics  for our  directors,
officers  (including  our  principal  executive  officer,   principal  financial
officer,  principal  accounting  officer or controller,  and persons  performing similar  functions)  and employees.  Our Code of Business  Conduct and Ethics is available to our  stockholders by requesting a free copy of the Code of Business
Conduct and Ethics by writing to us at United Trust Group,  5250 South Sixth St,
Springfield, Illinois 62703.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Table

The following table sets forth certain information  regarding  compensation paid to or earned by UTG's Chief  Executive  Officer and  President,  and each of the executive officers of UTG whose salary plus bonus exceeded $100,000 during UTG's last fiscal year:

                           SUMMARY COMPENSATION TABLE

Name and                                             Annual Compensation            Other Annual            All Other (1)
Principal Position               Year           Salary ($)           Bonus ($)    Compensation ($)         Compensation ($)

Jesse T. Correll (2)              2004              75,720                -                 -                   4,500
Chairman of the Board             2003              75,720                -                 -                   4,500
Chief Executive Officer           2002              75,000                -                 -                   4,500

Randall L. Attkisson              2004              75,720                -                 -                   4,500
President                         2003              75,720                -                 -                   4,500
                                  2002              75,000                -                 -                   4,500

Theodore C. Miller                2004             100,000                -                 -                   3,000
Corporate Secretary               2003             100,000            3,000                 -                   3,000
Senior Vice President             2002             100,000                -                 -                   3,000
Chief Financial Officer

James P. Rousey                   2004             135,000                -                 -                   1,519
Executive Vice President          2003             135,000                -                 -                   2,025
Chief Administrative Officer      2002             135,000           10,000                 -                   2,025
Member of the Board

Douglas A. Dockter (3)            2004             100,000            1,000                 -                   2,700
Vice President                    2003             100,000            4,000                 -                   2,689
                                  2002              95,000                -                 -                   2,316

(1)  All Other  Compensation  consists of matching  contributions  to a Employee
     Savings Trust 401(k) Plan.

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

At December  31, 2004 there were no shares of the common stock of UTG subject to unexercised options held by the named executive officers.  There were no options or stock  appreciation  rights granted to the named  executive  officers for the past three fiscal years.

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

Compensation Committee Interlocks and Insider Participation

UTG does not have a  compensation  committee and decisions  regarding  executive officer  compensation  are  made by the  full  Board of  Directors  of UTG.  The following  persons  served as directors of UTG during 2004 and were  officers or employees of UTG or its  affiliates  during 2004:  Jesse T. Correll,  Randall L.
Attkisson and James P. Rousey. Accordingly,  these individuals have participated in  decisions  related to  compensation  of  executive  officers  of UTG and its subsidiaries.

During 2004,  Jesse T. Correll and Randall L. Attkisson,  executive  officers of
UTG and UG, were also members of the Board of Directors of UG.

Jesse T.  Correll and Randall L.  Attkisson  are each  directors  and  executive officers of FSBI and participate in compensation decisions of FSBI. FSBI owns or controls directly and indirectly  approximately  46.5% of the outstanding common stock of UTG.

Performance Graph

The following graph compares the cumulative  total  shareholder  return on UTG's
Common  Stock  during the five  fiscal  years ended  December 31,  2004 with the cumulative total return on the NASDAQ Composite Index Performance and the NASDAQ
Insurance  Index (1). The graph assumes that $ 100 was invested on  December 31,
1999 in each of the Company's  common stock, the NASDAQ Composite Index, and the
NASDAQ Insurance Stock Index, and that any dividends were reinvested.

(1)  The  Company  selected  the  NASDAQ  Composite  Index   Performance  as  an
     appropriate  comparison  since  during  the  time  period  reflected,   the
     Company's  Common Stock was traded on the NASDAQ  Small Cap exchange  under the sign "UTGI" until December 31,  2001. Furthermore, the Company selected the NASDAQ Insurance Stock Index as the second comparison  because there is no similar single "peer company" in the NASDAQ system with which to compare stock performance and the closest additional  line-of-business  index which could be found was the NASDAQ  Insurance Stock Index.  Trading  activity in the Company's Common Stock is limited, which may be due in part as a result of the Company's low profile.  The Return Chart is not intended to forecast or be indicative of possible  future  performance  of the Company's  Common
     Stock.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Principal Holders Of Securities

The following  tabulation sets forth the name and address of the entity known to be the  beneficial  owners of more than 5% of UTG's Common Stock and shows:  (i)
the total number of shares of common Stock  beneficially owned by such person as of March 22, 2005 and the nature of such ownership;  and (ii) the percent of the issued and outstanding shares of common stock so owned as of the same date.

   Title                                                      Amount                            Percent
    of            Name and Address                         and Nature of                          of
   Class          of Beneficial Owner(2)               Beneficial Ownership                    Class (1)

Common            Jesse T. Correll                              185,454        (3)              4.7%
Stock, no         First Southern Bancorp, Inc.                1,739,072     (3)(4)             44.0%
par value         First Southern Funding, LLC                   335,453     (3)(4)              8.5%
                  First Southern Holdings, LLC                1,483,791     (3)(4)             37.5%
                  First Southern Capital Corp., LLC             237,333     (3)(4)              6.0%
                  First Southern Investments, LLC                24,086                         0.6%
                  Ward F. Correll                                98,523        (5)              2.5%
                  WCorrell, Limited Partnership                  72,750        (3)              1.8%
                  Cumberland Lake Shell, Inc.                    98,523        (5)              2.5%

                  Total(6)                                    2,619,921                        66.2%

(1)  The percentage of outstanding shares is based on 3,955,355 shares of Common
     Stock outstanding as of March 22, 2005.

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

Security Ownership Of Management Of UTG

The  following  tabulation  shows with respect to each of the  directors of UTG, with respect to UTG's chief executive  officer and President,  and each of UTG's executive  officers whose salary plus bonus  exceeded  $100,000 for fiscal 2004, and with respect to all executive  officers and directors of UTG as a group: (i)
the total  number of shares of all classes of stock of UTG or any of its parents or subsidiaries,  beneficially  owned as of March 1, 2005 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of stock so owned, and granted stock options available as of the same date.

 Title                 Directors, Named Executive                   Amount                        Percent
  of                   Officers, & All Directors &               and Nature of                      of
Class                 Executive Officers as a Group                Ownership                     Class (1)

UTG's                 John S. Albin                                  10,503  (4)                   *
Common                Randall L. Attkisson                                0  (2)                   *
Stock, no             Joseph A. Brinck, II                                0                        *
par value             Jesse T. Correll                            2,497,312  (3)                  63.1%
                      Ward F. Correll                                98,523  (5)                   2.4%
                      Thomas F. Darden                               21,095  (6)                   *
                      Theodore C. Miller                             10,000  (6)                   *
                      William W. Perry                               30,000  (6)                   *
                      James P. Rousey                                     0                        *
                      All directors and executive officers
                      as a group (ten in number)                  2,667,433                       67.4%

(1)  The percentage of outstanding  shares for UTG is based on 3,955,355  shares of Common Stock outstanding as of March 22, 2005.

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
                                               (a)                                (b)                           (c)
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Employee and director stock
purchase plans approved by
security holders
                                                                                                             310,123
                                                     0                              0
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Employee and director stock
purchase plans not approved by
security holders

                                                     0                              0                              0
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Total                                                0                              0                        310,123
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

A total of  400,000  shares of common  stock  may be  purchased  under the plan, subject to appropriate  adjustment for stock dividends,  stock splits or similar recapitalizations  resulting  in a  change  in  shares  of UTG.  The plan is not intended to qualify as an "employee  stock  purchase  plan" under Section 423 of the Internal  Revenue Code.  During 2004 and 2003, the Board of Directors of UTG
approved offerings under the plan to qualified individuals.  For the years ended
December 31,  2004  and  2003,  four  individuals  purchased  14,440  and  eight individuals  purchased  58,891  shares of UTG common stock,  respectively.  Each
participant   under  the  plan  executed  a  "stock   restriction  and  buy-sell
agreement",  which among other things provides UTG with a right of first refusal on any future sales of the shares acquired by the participant under this plan.

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
December 31, 2004, UTG had 89,877 shares outstanding that were issued under this program with a value of $ 11.63 per share pursuant to the above formula.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On  September 1,  2004,  UTG  contributed  the common stock of its  wholly-owned subsidiary, North Plaza, to its life insurance subsidiary, UG. The contribution, which  received  prior  approval by the  regulatory  authorities,  increased the capital of the life insurance subsidiary by $ 7,857,794.

On February 20, 2003, UG purchased  $ 4,000,000  of a trust  preferred  security offering issued by FSBI. The security has a mandatory  redemption after 30 years with a call provision after 5 years. The security pays a quarterly dividend at a fixed rate of 6.515%.  The Company received $ 264,841 and $ 226,104 of dividends in 2004 and 2003, respectively.

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
Director  Stock  Purchase  Plan (See Note 10.A.  to the  consolidated  financial statements).

On November 20, 1998, FSF and affiliates acquired 929,904 shares of common stock of UTG from UTG and certain UTG  shareholders.  As consideration for the shares,
FSF paid UTG  $ 10,999,995  and certain  shareholders  of UTG $ 999,990 in cash.
Included in the stock acquisition  agreement is an earnings covenant whereby UTG warrants UTG and its subsidiaries and affiliates will have future earnings of at least  $ 30,000,000 for a five-year period beginning  January 1,  1998 (See Note
10.C. to the consolidated financial statements).

At the March 2003 Board of Directors  meeting,  the  Appalachian  Life Insurance
Company (APPL) and UG Boards  reaffirmed the merger of APPL with and into UG and approved the final merger  documents.  Upon  receiving the necessary  regulatory approvals,  the merger of Abraham Lincoln  Insurance Company (ABE) and APPL with and into UG was consummated  effective July 1, 2003. ABE and APPL were each 100%
owned subsidiaries of UG prior to the merger. Management of the Company believes the  completion  of the mergers will provide the Company  with  additional  cost savings.  These cost savings result from  streamlining the Company's  operations and organizational  structure from three life insurance subsidiaries to one life insurance subsidiary,  UG. Thus, the Company will further improve administrative efficiency.

On  January 1,  1993,  UTG  entered an  agreement  with UG pursuant to which UTG provided management services necessary for UG to carry on its business.  UG paid
$ 5,625,451,  $ 5,906,406  and  $ 3,025,194  to  UTG in  2004,  2003  and  2002,
respectively, under this arrangement.

ABE paid fees to FCC pursuant to a cost sharing and  management  fee  agreement.
FCC provided management services for ABE to carry on its business. The agreement required ABE to pay a percentage of the actual expenses incurred by FCC based on certain activity indicators of ABE business to the business of all the insurance company  subsidiaries  plus a management fee based on a percentage of the actual expenses  allocated  to ABE.  ABE paid  fees of  $ 188,494  in 2002  under  this agreement.  ABE  paid  fees  of  $ 165,269  and  $ 170,729  in  2003  and  2002, respectively, to UTG under this agreement.

APPL had a  management  fee  agreement  with FCC  whereby FCC  provided  certain administrative  duties,  primarily data processing and investment  advice.  APPL paid fees of  $ 222,000  during  2002  under this  agreement.  APPL paid fees of
$ 222,000  and $ 222,000 to UTG during 2003 and 2002,  respectively,  under this agreement.

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
UG paid $ 45,468,  $ 63,214 and $ 70,140 in servicing fees and $ 0, $ 13,821 and
$ 35,127 in origination fees to FSNB during 2004, 2003 and 2002, respectively.

The Company reimbursed expenses incurred by Mr. Jesse T. Correll and Mr. Randall
L.  Attkisson  relating  to travel  and  other  costs  incurred  on behalf of or relating to the  Company.  The Company paid  $ 50,098,  $ 20,238 and $ 74,621 in
2004,  2003  and  2002,   respectively  to  First  Southern  Bancorp,   Inc.  in
reimbursement  of such costs. In addition,  beginning in 2001, the Company began reimbursing FSBI a portion of salaries and pension costs for Mr. Correll and Mr.
Attkisson.  The  reimbursement  was approved by the UTG Board of  Directors  and totaled $ 160,960, $ 151,440 and $ 169,651 in 2004, 2003 and 2002, respectively, which included salaries and other benefits.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Kerber,  Eck and  Braeckel  LLP ("KEB")  served as UTG's  independent  certified public  accounting  firm for the fiscal  year ended  December  31,  2004 and for fiscal year ended December 31, 2003. In serving its primary  function as outside auditor for UTG, KEB performed  the following  audit  services:  examination  of annual consolidated financial statements; assistance and consultation on reports
filed  with  the  Securities  and  Exchange   Commission;   and  assistance  and
consultation  on  separate  financial  reports  filed  with the State  insurance regulatory authorities pursuant to certain statutory requirements.

Audit Fees.  Audit fees billed for these audit services in the fiscal year ended
December  31,  2004 and  December  31,  2003  totaled  $ 99,970  and  $ 115,000, respectively  and audit fees  billed  for  quarterly  reviews  of the  Company's financial  statements  totaled $ 12,014 and $ 13,909 for the year 2004 and 2003, respectively.

Audit  Related Fees. No audit related fees were incurred by the Company from KEB for the fiscal years ended December 31, 2004 and December 31, 2003.

Tax Fees. KEB did not render any services related to tax compliance,  tax advice or tax planning  for the fiscal  years ended  December 31, 2004 and December 31,
2003.

All Other Fees. No other  services  besides the audit services  described  above were  performed by, and therefore no other fees were billed by, KEB for services in the fiscal years ended December 31, 2004 and December 31, 2003.

The audit  committee of the Company  appoints the independent  certified  public accounting firm, with the appointment approved by the entire Board of Directors.
Non-audit related services to be performed by the firm are to be approved by the audit  committee  prior to  engagement.  The  Company had no  non-audit  related services  performed  by KEB for the fiscal  years  ended  December  31, 2004 and
December 31, 2003.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(B)  Exhibits:

              Index to Exhibits incorporated herein by this reference (See pages 73 and 74).

                                INDEX TO EXHIBITS

 Exhibit
 Number

2(a) (4)  Articles  of  Merger of First  Commonwealth  Corporation,  A  Virginia
     Corporation with and into United Trust Group, Inc., An Illinois Corporation dated as of May 30, 2002, including exhibits thereto.

3(a) (5) Articles of Incorporation of the Registrant and all amendments thereto.

3(b) (5) By-Laws for the Registrant and all amendments thereto.

4(a) (4) UTG's Agreement  pursuant to Item  601(b)(4)(iii)(A)  of Regulation S-K with respect to long-term debt instruments.

10(a)(2)  Coinsurance  Agreement  dated  September 30,  1996  between  Universal
     Guaranty Life  Insurance  Company and First  International  Life  Insurance
     Company, including assumption reinsurance agreement exhibit and amendments.

10(b)(1)  Management  and  Consultant  Agreement  dated  as of  January 1,  1993
     between  First   Commonwealth   Corporation  and  Universal  Guaranty  Life
     Insurance Company.

10(c)(1)  Management  Agreement  dated  December 20, 1981  between  Commonwealth
     Industries Corporation, and Abraham Lincoln Insurance Company.

10(d)(1) Reinsurance Agreement dated January 1,  1991 between Universal Guaranty
     Life Insurance Company and Republic Vanguard Life Insurance Company.

10(e)(1)  Reinsurance  Agreement  dated  July 1,  1992 between  United  Security
     Assurance Company and Life Reassurance Corporation of America.

10(f)(1)  Agreement  dated  June 16,  1992  between  John K.  Cantrell and First
     Commonwealth Corporation.

10(g)(1) Stock Purchase  Agreement  dated February 20, 1992 between United Trust
     Group, Inc. and Sellers.

10(h)(1) Amendment No. One dated April 20, 1992 to the Stock Purchase  Agreement between the Sellers and United Trust Group, Inc.

10(i)(1) Security  Agreement  dated  June 16,  1992 between  United Trust Group,
     Inc. and the Sellers.

10(j)(1) Stock  Purchase  Agreement  dated  June 16,  1992 between  United Trust
     Group, Inc. and First Commonwealth Corporation

10(k)(3) Universal note and security  agreement dated November 15, 2001, between
     United Trust Group, Inc. and First National Bank of the Cumberlands.

                                INDEX TO EXHIBITS

 Exhibit
 Number

10(l)(3) Line of credit agreement dated November 15, 2001,  between United Trust
     Group, Inc. and First National Bank of the Cumberlands.

10(m)(4) United Trust Group,  Inc. Employee and Director Stock Purchase Plan and
     form of related Stock Restriction and Buy-Sell Agreement.

21(a) (5) List of Subsidiaries of the Registrant.

31.1 Certificate    of    Chief    Executive    Officer    pursuant    to   Rule
     13a-14(a)/15d-14(a).

31.2 Certificate    of    Chief    Financial    Officer    pursuant    to   Rule
     13a-14(a)/15d-14(a).

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

     (3)  Incorporated  by reference  from the  Company's  Annual Report on Form
          10-K, File No. 0-5392, as of December 31, 2001.

     (4)  Incorporated  by reference  from the  Company's  Annual Report on Form
          10-K, File No. 0-5392, as of December 31, 2002.

     (5)  Incorporated  by reference  from the  Company's  Annual Report on Form
          10-K, File No. 0-5392, as of December 31, 2003.

                            UNITED TRUST GROUP, INC.
                       SUMMARY OF INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                             As of December 31, 2004

                                                                                                      Schedule I

                          Column A                            Column B           Column C           Column D
--------------------------------------------------------------------------    ----------------   ----------------

                                                                                                    Amount at
                                                                                                   Which Shown
                                                                                                   in Balance
                                                                Cost               Value              Sheet
                                                           ---------------    ----------------   ----------------
Fixed maturities:
    Bonds:
       United States Government and
          government agencies and authorities            $      7,801,268   $       7,803,595  $       7,801,268
       State, municipalities, and political
          subdivisions                                          2,448,293           2,565,108          2,448,293
       Collateralized mortgage obligations                         58,453              57,771             58,453
       Public utilities                                                 0                   0                  0
       All other corporate bonds                                1,665,401           1,671,314          1,665,401
                                                           ---------------    ----------------   ----------------
    Total fixed maturities                                     11,973,415   $      12,097,788         11,973,415
                                                                              ================

Investments held for sale:
    Fixed maturities:
       United States Government and
          government agencies and authorities                  41,377,077   $      41,632,843         41,632,843
       State, municipalities, and political
          subdivisions                                            162,025             177,444            177,444
       Collateralized mortgage obligations                     79,634,753          79,643,440         79,643,440
       Public utilities                                                 0                   0                  0
       All other corporate bonds                               26,043,598          26,740,160         26,740,160
                                                           ---------------    ----------------   ----------------
                                                              147,217,453   $     148,193,887        148,193,887
                                                                              ================

    Equity securities:
       Banks, trusts and insurance companies                    4,501,676   $       4,692,661          4,692,661
       All other corporate securities                          10,714,538          19,706,511         19,706,511
                                                           ---------------    ----------------   ----------------
                                                               15,216,214   $      24,399,172         24,399,172
                                                                              ================

Mortgage loans on real estate                                  20,722,415                             20,722,415
Investment real estate                                         28,192,081                             28,192,081
Real estate acquired in satisfaction of debt                            0                                      0
Policy loans                                                   12,844,748                             12,844,748
Other long-term investments                                             0                                      0
Short-term investments                                             39,489                                 39,489
                                                           ---------------                       ----------------
    Total investments                                    $    236,205,815                      $     246,365,207
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

                            UNITED TRUST GROUP, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           PARENT ONLY BALANCE SHEETS
                        As of December 31, 2004 and 2003

                                                                                           Schedule II

                                                                         2004                2003
                                                                    ----------------    ---------------

ASSETS

    Investment in affiliates                                      $      46,758,363   $     44,724,882
    Cash and cash equivalents                                               502,375            439,734
    FIT recoverable                                                          10,051                988
    Accrued interest income                                                  26,751             26,058
    Receivable from affiliates, net                                         391,694             18,477
    Other assets                                                            366,682            471,448
                                                                    ----------------    ---------------
          Total assets                                            $      48,055,916   $     45,681,587
                                                                    ================    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Notes payable                                                 $               0   $      2,289,776
    Deferred income taxes                                                 2,022,606          2,008,445
    Other liabilities                                                     1,582,205          1,686,727
                                                                    ----------------    ---------------
          Total liabilities                                               3,604,811          5,984,948

Shareholders' equity:
    Common stock, net of treasury shares                                     79,315             80,008
    Additional paid-in capital, net of treasury                          42,590,820         42,672,189
    Accumulated other comprehensive
        income of affiliates                                              6,678,542          1,566,397
    Accumulated deficit                                                  (4,897,572)        (4,621,955)
                                                                    ----------------    ---------------
          Total shareholders' equity                                     44,451,105         39,696,639
                                                                    ----------------    ---------------
          Total liabilities and shareholders' equity              $      48,055,916   $     45,681,587
                                                                    ================    ===============

                            UNITED TRUST GROUP, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      PARENT ONLY STATEMENTS OF OPERATIONS
                       Three Years Ended December 31, 2004

                                                                                                        Schedule II

                                                                   2004               2003               2002
                                                              ---------------    ----------------   ----------------

Revenues:

    Management fees from affiliates                        $       5,790,843  $        6,031,472 $        6,510,753
    Other income from affiliates                                           0                   0                  0
    Interest income from affiliates                                        0                   0            324,467
    Interest income                                                    4,933               7,904             11,215
    Other income                                                           0              50,137             52,163
                                                              ---------------    ----------------   ----------------
                                                                   5,795,776           6,089,513          6,898,598

Expenses:

    Interest expense                                                  77,453             162,179            263,441
    Operating expenses                                             5,085,180           5,335,851          5,669,116
                                                              ---------------    ----------------   ----------------
                                                                   5,162,633           5,498,030          5,932,557
                                                              ---------------    ----------------   ----------------

    Operating income                                                 633,143             591,483            966,041

    Income tax expense                                              (105,098)           (263,992)          (327,472)
    Equity in income (loss) of subsidiaries                         (803,662)         (6,723,981)           700,226
                                                              ---------------    ----------------   ----------------
          Net income (loss)                                $        (275,617) $       (6,396,490)$        1,338,795
                                                              ===============    ================   ================

Basic income (loss) per share from continuing
   operations and net income (loss)                        $           (0.07) $            (1.67)$             0.38
                                                              ===============    ================   ================

Diluted income (loss) per share from continuing
operations and net income (loss)                           $           (0.07) $            (1.67)$             0.33
                                                              ===============    ================   ================

Basic weighted average shares outstanding                          3,986,731           3,839,947          3,505,424
                                                              ===============    ================   ================

Diluted weighted average shares outstanding                        3,986,731           3,839,947          4,005,424
                                                              ===============    ================   ================

                            UNITED TRUST GROUP, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      PARENT ONLY STATEMENTS OF CASH FLOWS
                       Three Years Ended December 31, 2004
                                                                                                               Schedule II

                                                                         2004                2003               2002
                                                                    ----------------    ---------------    ----------------

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net income (loss)                                              $        (275,617)  $     (6,396,490)  $       1,338,795
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
    Equity in (income) loss of subsidiaries                                 803,662          6,723,981            (700,226)
    Depreciation                                                            104,766             52,383                   0
    Change in FIT recoverable                                                (9,063)             9,981              22,817
    Change in accrued interest income                                          (693)           (26,058)             64,331
    Change in indebtedness (to) from affiliates, net                       (373,217)             4,787             674,524
    Change in deferred income taxes                                          14,161             79,011             327,472
    Change in other assets and liabilities                                  (54,885)        (1,000,625)           (226,075)
                                                                    ----------------    ---------------    ----------------
Net cash provided by (used in) operating activities                         209,114           (553,030)          1,501,638
                                                                    ----------------    ---------------    ----------------

Cash flows from investing activities:
    Payments received on notes receivable from affiliates                         0                  0             800,000
                                                                    ----------------    ---------------    ----------------
Net cash provided by investing activities                                         0                  0             800,000
                                                                    ----------------    ---------------    ----------------

Cash flows from financing activities:
    Purchase of treasury stock                                             (299,057)          (441,143)           (520,253)
    Issuance of common stock                                                167,360            195,905             706,691
    Payments on notes payable                                            (4,564,776)          (705,499)         (3,405,395)
    Proceeds from line of credit                                          2,275,000                  0           2,000,000
    Dividend received from subsidiary                                     2,275,000            600,000           1,400,000
    Cash received in FCC merger                                                   0                  0              69,187
    Payments made from FCC merger                                                 0                  0          (1,586,500)
                                                                    ----------------    ---------------    ----------------
Net cash used in financing activities                                      (146,473)          (350,737)         (1,336,270)
                                                                    ----------------    ---------------    ----------------

Net increase (decrease) in cash and cash equivalents                         62,641           (903,767)            965,368
Cash and cash equivalents at beginning of year                              439,734          1,343,501             378,133
                                                                    ----------------    ---------------    ----------------
Cash and cash equivalents at end of year                          $         502,375   $        439,734   $       1,343,501
                                                                    ================    ===============    ================

                            UNITED TRUST GROUP, INC.
                                   REINSURANCE
          As of December 31, 2004 and the year ended December 31, 2004

                                                                                                                Schedule IV

----------------------------------------------------------------------------------------------------------------------------

            Column A                 Column B           Column C            Column D           Column E          Column F
                                  ----------------   ----------------    ---------------    ---------------    -------------

                                                                                                                Percentage
                                                        Ceded to            Assumed                             of amount
                                                          other            from other                           assumed to
                                   Gross amount         companies          companies          Net amount           net

----------------------------------------------------------------------------------------------------------------------------

Life insurance
   in force                     $   2,145,096,000  $     531,146,000   $    995,939,000   $  2,609,889,000            38.2%
                                  ================   ================    ===============    ===============

Premiums and policy fees:

   Life insurance               $      17,161,525  $       3,111,559   $         26,273   $     14,076,239             0.2%

   Accident and health
     insurance                             76,595             23,720             11,315             64,190            17.6%
                                  ----------------   ----------------    ---------------    ---------------

                                $      17,238,120  $       3,135,279   $         37,588   $     14,140,429             0.3%
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
                                ===============   ===============   ===============   ===============

                            UNITED TRUST GROUP, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
         As of and for the years ended December 31, 2004, 2003, and 2002

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

December 31, 2004
..
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

                            UNITED TRUST GROUP, INC.
                                  (Registrant)

 /s/   John S. Albin                                              March 24, 2005
John S. Albin, Director

/s/  Randall L. Attkisson                                         March 24, 2005
Randall L. Attkisson, President, Chief
  Operating Officer and Director

/s/  Joseph A. Brinck                                             March 24, 2005
Joseph A. Brinck, Director

/s/  Jesse T. Correll                                             March 24, 2005
Jesse T. Correll, Chairman of the Board,
  Chief Executive Officer and Director

/s/  Ward F. Correll                                              March 24, 2005
Ward F. Correll, Director

                                                                  March 24, 2005
Thomas F. Darden, Director

s/  William W. Perry                                              March 24, 2005
William W. Perry, Director

/s/  James P. Rousey                                              March 24, 2005
James P. Rousey, Chief Administrative
  Officer and Director

/s/  Theodore C. Miller                                           March 24, 2005
Theodore C. Miller, Corporate Secretary
  and Chief Financial Officer