Form 10-Q
period 2005-03-31
UNITED TRUST GROUP INC
filed 2005-05-12
CIK 832480

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934

For the quarterly period ended March 31, 2005

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

The  number  of  shares  outstanding  of the  registrant's  common  stock  as of
April 30, 2005, was 3,953,486.

                   UNITED TRUST GROUP, INC. AND SUBSIDIARIES
                                (The "Company")

                               TABLE OF CONTENTS

PART 1.   FINANCIAL INFORMATION................................................3

   Item 1.  Financial Statements...............................................3

     Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004....3
     Consolidated Statements of Operations for the three months ended
         March 31, 2005 and 2004...............................................4
     Consolidated Statement of Changes in Shareholders' Equity for the
        three months ended March 31, 2005......................................5
     Consolidated Statements of Cash Flows for the three months ended
         March 31, 2005 and 2004...............................................6
     Notes to Consolidated Financial Statements................................7
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets (Unaudited)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                           March 31,             December 31,
     ASSETS                                                                                   2005                  2004*
                                                                                       -------------------    -------------------

Investments:
Fixed maturities at amortized cost
    (market $10,508,714 and $12,097,708)                                            $          10,481,093  $          11,973,415
Investments held for sale:
Fixed maturities, at market (cost $140,434,800 and $147,217,453)                              139,179,791            148,193,887
Equity securities, at market (cost $15,216,214 and $15,216,214)                                25,910,996             24,399,172
Mortgage loans on real estate at amortized cost                                                27,039,487             20,722,415
Investment real estate, at cost, net of accumulated depreciation                               28,170,465             28,192,081
Policy loans                                                                                   12,743,446             12,844,748
Short-term investments                                                                             39,132                 39,489
                                                                                       -------------------    -------------------
                                                                                              243,564,410            246,365,207

Cash and cash equivalents                                                                       8,040,924             11,859,472
Securities of affiliate                                                                         4,000,000              4,000,000
Accrued investment income                                                                       1,770,269              1,678,393
Reinsurance receivables:
Future policy benefits                                                                         32,269,999             32,422,529
Policy claims and other benefits                                                                3,931,167              3,959,569
Cost of insurance acquired                                                                     12,281,969             12,747,532
Deferred policy acquisition costs                                                               1,610,789              1,685,263
Property and equipment, net of accumulated depreciation                                         2,120,554              2,172,636
Income taxes receivable, current                                                                  230,310                181,683
Other assets                                                                                    3,663,828                795,800
                                                                                       -------------------    -------------------
     Total assets                                                                   $         313,484,219  $         317,868,084
                                                                                       ===================    ===================

               LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits                                                              $         235,763,374  $         235,592,973
Policy claims and benefits payable                                                              1,939,294              1,879,566
Other policyholder funds                                                                        1,341,992              1,323,668
Dividend and endowment accumulations                                                           12,528,016             12,526,390
Deferred income taxes                                                                           8,261,263              8,561,010
Other liabilities                                                                               4,140,308              7,405,434
                                                                                       -------------------    -------------------
     Total liabilities                                                                        263,974,247            267,289,041
                                                                                       -------------------    -------------------
Minority interests in consolidated subsidiaries                                                 6,133,499              6,127,938
                                                                                       -------------------    -------------------

Shareholders' equity:
Common stock - no par value, stated value $.02 per share
Authorized 7,000,000 shares - 3,955,002 and 3,965,533 shares issued
after deducting treasury shares of 238,160 and 227,709                                             79,106                 79,315
Additional paid-in capital                                                                     42,530,719             42,590,820
Retained earnings                                                                              (5,444,140)            (4,897,572)
Accumulated other comprehensive income                                                          6,210,788              6,678,542
                                                                                       -------------------    -------------------

     Total shareholders' equity                                                                43,376,473             44,451,105
                                                                                       -------------------    -------------------
     Total liabilities and shareholders' equity                                     $         313,484,219  $         317,868,084
                                                                                       ===================    ===================

* Balance sheet audited at December 31, 2004.

                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------------------------------------

                                                                          Three Months Ended
                                                                    March 31,           March 31,
                                                                       2005                2004
                                                                 -----------------   -----------------
Revenues:

 Premiums and policy fees                                     $         4,204,960 $         4,620,958
 Reinsurance premiums and policy fees                                    (692,265)           (746,813)
 Net investment income                                                  2,433,259           1,831,077
 Realized investment losses, net                                          (18,058)            (92,135)
 Other income                                                             268,837             220,260
                                                                 -----------------   -----------------
                                                                        6,196,733           5,833,347

Benefits and other expenses:

 Benefits, claims and settlement expenses:
  Life                                                                  4,870,047           4,873,078
  Reinsurance benefits and claims                                        (304,296)           (266,963)
  Annuity                                                                 250,068             280,695
  Dividends to policyholders                                              276,007             285,232
 Commissions and amortization of deferred
  policy acquisition costs                                                 17,371              25,416
 Amortization of cost of insurance acquired                               465,563             467,868
 Operating expenses                                                     1,256,884           1,397,448
 Interest expense                                                              13              25,634
                                                                 -----------------   -----------------
                                                                        6,831,657           7,088,408

Loss before income taxes, minority interest
 and equity in earnings of investees                                     (634,924)         (1,255,061)

Income tax credit                                                          93,903             121,508
Minority interest in income of
 consolidated subsidiaries                                                 (5,547)            259,358

                                                                 -----------------   -----------------
Net loss                                                      $          (546,568)$          (874,195)
                                                                 =================   =================

Basic loss per share from continuing
 operations and net loss                                      $             (0.14)$             (0.22)
                                                                 =================   =================

Diluted loss per share from continuing
 operations and net loss                                      $             (0.14)$             (0.22)
                                                                 =================   =================

Basic weighted average shares outstanding                               3,955,082           3,999,331
                                                                 =================   =================

Diluted weighted average shares outstanding                             3,955,082           3,999,331
                                                                 =================   =================

                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
              For the three months ended March 31, 2005 (Unaudited)
------------------------------------------------------------------------------------------------------------------------

Common stock
  Balance, beginning of year                                 $            79,315
  Issued during year                                                           0
  Retired common shares                                                        0
  Purchase treasury shares                                                  (209)
                                                               ------------------
  Balance, end of period                                                  79,106
                                                               ------------------

Additional paid-in capital
  Balance, beginning of year                                          42,590,820
  Issued during year                                                           0
  Retired common shares                                                        0
  Purchase treasury shares                                               (60,101)
                                                               ------------------
  Balance, end of period                                              42,530,719
                                                               ------------------

Retained earnings
  Balance, beginning of year                                          (4,897,572)
  Net loss                                                              (546,568)      $          (546,568)
                                                               ------------------        ------------------
  Balance, end of period                                              (5,444,140)
                                                               ------------------

Accumulated other comprehensive income
  Balance, beginning of year                                           6,678,542
  Other comprehensive income
     Unrealized holding losses on securities
          net of reclassification adjustment                            (467,754)                 (467,754)
                                                               ------------------        ------------------
  Comprehensive loss                                                                   $        (1,014,322)
                                                                                         ==================
  Balance, end of period                                               6,210,788
                                                               ------------------

Total shareholders' equity, end of period                    $        43,376,473
                                                               ==================

                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)
------------------------------------------------------------------------------------------------------------------------

                                                                                            Three Months Ended
                                                                                       March 31,           March 31,
                                                                                         2005                2004
                                                                                    ----------------    ----------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
 Net loss                                                                        $         (546,568) $         (874,195)
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Amortization/accretion of fixed maturities                                              144,387             154,891
    Realized investment losses                                                               17,589              93,170
    Policy acquisition costs deferred                                                        (7,000)            (24,000)
    Amortization of deferred policy acquisition costs                                        81,474              77,345
    Amortization of cost of insurance acquired                                              465,563             467,868
    Depreciation                                                                            515,885             242,616
    Minority interest                                                                         5,561             259,358
    Change in accrued investment income                                                     (91,876)            378,305
    Change in reinsurance receivables                                                       180,932             598,490
    Change in policy liabilities and accruals                                               519,575            (165,425)
    Charges for mortality and administration of
     universal life and annuity products                                                 (2,312,073)         (2,389,691)
    Interest credited to account balances                                                 1,355,719           1,367,913
    Change in income taxes payable                                                          (97,919)           (123,221)
    Change in other assets and liabilities, net                                              (8,466)           (547,302)
                                                                                    ----------------    ----------------
Net cash provided by (used in) operating activities                                         222,783            (483,878)

Cash flows from investing activities:
 Proceeds from investments sold and matured:
    Fixed maturities held for sale                                                        7,472,038          47,326,595
    Fixed maturities matured                                                              1,452,531           4,508,407
    Mortgage loans                                                                        1,158,446           3,227,427
    Policy loans                                                                          1,093,521             838,683
    Short-term                                                                                  357                   0
                                                                                    ----------------    ----------------
Total proceeds from investments sold and matured                                         11,176,893          55,901,112
Cost of investments acquired:
    Fixed maturities held for sale                                                       (6,964,849)         (4,497,188)
    Equity securities                                                                             0          (3,233,053)
    Mortgage loans                                                                       (7,445,518)           (916,737)
    Real estate                                                                            (428,586)         (1,216,287)
    Policy loans                                                                           (992,219)           (539,869)
    Short-term                                                                                    0              (1,137)
                                                                                    ----------------    ----------------
 Total cost of investments acquired                                                     (15,831,172)        (10,404,271)
 Purchase of property and equipment                                                         (13,600)             (4,382)
                                                                                    ----------------    ----------------
Net cash provided by (used in) investing activities                                      (4,667,879)         45,492,459

Cash flows from financing activities:
 Policyholder contract deposits                                                           2,405,966           2,564,851
 Policyholder contract withdrawals                                                       (1,719,108)         (1,984,799)
 Proceeds from line of credit                                                                     0           2,275,000
 Purchase of treasury stock                                                                 (60,310)            (31,869)
 Payments of principal on notes payable                                                           0          (2,289,776)
                                                                                    ----------------    ----------------
Net cash provided by financing activities                                                   626,548             533,407
                                                                                    ----------------    ----------------

Net increase (decrease) in cash and cash equivalents                                     (3,818,548)         45,541,988
Cash and cash equivalents at beginning of period                                         11,859,472           8,749,727
                                                                                    ----------------    ----------------
Cash and cash equivalents at end of period                                       $        8,040,924  $       54,291,715
                                                                                    ================    ================

                            See accompanying notes.

                   UNITED TRUST GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying  consolidated financial statements have been prepared by United
Trust Group, Inc. ("UTG") and its consolidated subsidiaries ("Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Although
the Company  believes  the  disclosures  are  adequate  to make the  information presented not be misleading,  it is suggested that these consolidated  financial statements be read in conjunction with the consolidated financial statements and the notes thereto  presented in the  Company's  Annual Report on Form 10-K filed with the  Securities  and Exchange  Commission  for the year ended  December 31,
2004.

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
Jesse T. Correll and certain  companies  controlled by Mr. Correll.  Mr. Correll
holds  a  majority   ownership  of  First  Southern   Funding  LLC,  a  Kentucky
corporation,  ("FSF") and First Southern  Bancorp,  Inc.  ("FSBI"),  a financial services  holding  company  that  owns  100% of  First  Southern  National  Bank
("FSNB"),  which  operates  in the  State  of  Kentucky.  Mr.  Correll  is Chief
Executive Officer and Chairman of the Board of Directors of UTG and is currently
UTG's  largest  shareholder  through  his  ownership  control  of FSF,  FSBI and affiliates.  At March  31,  2005  Mr.  Correll  owns or  controls  directly  and indirectly approximately 66% of UTG's outstanding stock.

At March 31, 2005, consolidated subsidiaries of United Trust Group, Inc. were as depicted on the following organizational chart.

                    UNITED TRUST GROUP, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements - Continued

2. INVESTMENTS

As of March  31,  2005  and  December  31,  2004,  fixed  maturities  and  fixed maturities  held  for  sale  represented  61% and  65%,  respectively,  of total invested  assets.  As  prescribed  by the  various  state  insurance  department statutes and  regulations,  the  insurance  companies'  investment  portfolio is required  to be  invested  in  investment  grade  securities  to  provide  ample protection for  policyholders.  In light of these statutes and regulations,  and the Company's business and investment  strategy,  the Company generally seeks to invest in United States  government and government  agency  securities and other high quality low risk investments.  As of March 31,  2005, the carrying value of fixed maturity  securities in default as to principal or interest was immaterial in the context of consolidated  assets or shareholders'  equity. The investments held for sale are  carried at market,  with  changes  in market  value  directly
charged  to  shareholders'   equity.  To  provide  additional   flexibility  and
liquidity,  the Company has  categorized  almost all fixed maturity  investments acquired since 2000 as available for sale.

3. NOTES PAYABLE

At March 31,  2005 and  December 31,  2004,  the Company had no  long-term  debt outstanding.

On November 15, 2001, UTG was extended a $ 3,300,000 line of credit ("LOC") from the First  National  Bank of the  Cumberlands  ("FNBC")  located in  Livingston,
Tennessee. The LOC was for a one-year term from the date of issue. Upon maturity the Company has renewed the LOC for additional one-year terms. The interest rate on the LOC is variable  and indexed to be the lowest of the U.S.  prime rates as published in the Wall Street Journal,  with any interest rate  adjustments to be made  monthly.  At March 31,  2005,  the Company had no  outstanding  borrowings attributable to this LOC.

On April 1,  2002,  UTG was extended a $ 5,000,000  line of credit  ("LOC") from
Southwest  Bank of St.  Louis.  The LOC expired  one-year  term from the date of issue and has been renewed for  additional  terms.  As collateral  for any draws under the line of credit,  UTG pledged 100% of the common stock of its insurance subsidiary,  UG.  Borrowings  under the LOC bear interest at the rate of .25% in excess of Southwest  Bank of St.  Louis'  prime rate.  At  March 31,  2005,  the
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

The  purchase  price of  shares  repurchased  under the  stock  restriction  and buy-sell agreement shall be computed,  on a per share basis, equal to the sum of
(i) the  original  purchase  price paid to acquire such shares from UTG and (ii)
the  consolidated  statutory net earnings (loss) per share of such shares during the  period  from the end of the month  next  preceding  the month in which such shares  were  acquired  pursuant  to the  plan,  to the  end of the  month  next preceding the month in which the sale of such shares to UTG occurs. At March 31,
2005, UTG had 89,877 shares outstanding that were issued under this program with a value of $ 11.64 per share pursuant to the above formula.

B. Stock Repurchase Program

On June 5,  2001, the Board of Directors of UTG authorized the repurchase in the open  market or in  privately  negotiated  transactions  of up to $ 1 million of
UTG's common stock.  On June 16,  2004, an additional $ 1 million was authorized for repurchasing  shares.  Repurchased  shares are available for future issuance
for  general  corporate  purposes.   Through  April 30,   2005,  UTG  has  spent
$ 1,201,963 in the acquisition of 184,589 shares under this program.

C. Earnings Per Share Calculations

Earnings per share are based on the  weighted  average  number of common  shares outstanding  during each  period,  retroactively  adjusted to give effect to all stock splits, in accordance with Statement of Financial Accounting Standards No.
128.  At March 31,  2005,  diluted  earnings  per  share  were the same as basic earnings per share since the UTG had no dilutive instruments outstanding.

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

On June 10,  2002 UTG and Fiserv  formed an alliance  between  their  respective organizations to provide third party  administration (TPA) services to insurance companies  seeking  business  process  outsourcing  solutions.  Fiserv  will  be responsible  for the marketing and sales  function for the alliance,  as well as providing the operations  processing  service for the Company.  The Company will staff the administration  effort. To facilitate the alliance,  the Company plans to convert its  existing  business and TPA clients to "ID3",  a software  system owned by Fiserv to administer an array of life,  health and annuity  products in the insurance industry. Fiserv is a unit of Fiserv, Inc. (Nasdaq: FISV) which is
an  independent,   full-service  provider  of  integrated  data  processing  and information  management  systems to the  financial  industry,  headquartered  in
Brookfield,  Wisconsin.  The  Company  began  the  conversion  of  its  existing insurance  business to the "ID3" software  system in February 2004. Also as part of this  alliance,  a liability  exists which is contingent on the completion of future TPA arrangements.  The balance remaining of this contingent liability was
$ 115,000 on March 31, 2005.

Also during June 2002, the Company entered into a five-year contract with Fiserv for services  related to its purchase of the "ID3"  software  system.  Under the contract,  the Company is  required  to pay a minimum of  $ 12,000  per month in software  maintenance  costs and $ 5,000 per month in offsite  data center costs for a five-year period from the date of the signing.

In the normal  course of business  the Company is involved  from time to time in various  legal  actions and other state and federal  proceedings.  There were no proceedings pending or threatened as of March 31, 2005.

6. OTHER CASH FLOW DISCLOSURE

On a cash basis,  the Company paid $ 13 and $ 25,634 in interest  expense during the first  three  months of 2005 and 2004,  respectively.  The  Company  paid no federal income tax during the first three months of 2005 and 2004, respectively.

7. CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial  institutions that at times may exceed federally  insured limits.  The Company  maintains its primary  operating cash accounts with First  Southern  National  Bank, an affiliate of UTG, and its largest  shareholder,  Chairman  and  CEO,  Jesse  Correll.  The  Company  holds approximately  $ 6,500 for which there are no pledges or guarantees outside FDIC insurance  limits.  The Company has not  experienced any losses in such accounts and believes it is not exposed to any  significant  credit risk on cash and cash equivalents.

8. COMPREHENSIVE INCOME

                                                                                    Tax
                                                                Before-Tax          (Expense)            Net of Tax
              March 31, 2005                                    Amount              or Benefit           Amount
              ----------------------------------------------    ----------------    -----------------    ---------------

              Unrealized holding losses during
                   period                                   $        (691,841)  $        242,145     $        (449,696)
              Less: reclassification adjustment
                   for losses realized in net income                   27,782             (9,724)               18,058
                                                                ----------------    -----------------    ---------------
              Net unrealized losses                                  (719,623)           251,869              (467,754)
                                                                ----------------    -----------------    ---------------
              Other comprehensive loss                      $        (719,623)  $        251,869     $        (467,754)
                                                                ================    =================    ===============

9. NEW ACCOUNTING STANDARDS

The  Financial  Accounting  Standards  Board  ("FASB")  has not  issued  any new pronouncements during the first quarter of 2005.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations,  financial condition and liquidity and capital resources.
This analysis  should be read in  conjunction  with the  consolidated  financial statements and related notes that appear  elsewhere in this report.  The Company reports  financial results on a consolidated  basis. The consolidated  financial statements include the accounts of UTG and its subsidiaries at March 31, 2005.

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

Update on Critical Accounting Policies

In our  Form  10-K for the year  ended  December 31,  2004,  we  identified  the accounting  policies  that are critical to the  understanding  of our results of operations and our financial position. They relate to deferred acquisition costs
(DAC),  cost of  insurance  acquired,  assumptions  and  judgments  utilized  in determining if declines in fair values of investments are  other-than-temporary, and valuation methods for investments that are not actively traded.

We believe that these  policies  were applied in a consistent  manner during the first three months of 2005.

Results of Operations

(a) Revenues

The Company  experienced a nominal decrease in premiums and policy fee revenues, net of  reinsurance  premiums and policy fees,  when  comparing  the first three months of 2005 to the same period in 2004. The Company  currently  writes little new  business.  Unless the  Company  acquires a block of  in-force  business  or significantly  increases its marketing,  management  expects  premium revenue to continue  to  decline  at  a  similar  rate,  which  is  consistent  with  prior experience.

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

Net  investment  income  increased 33% when  comparing the first three months of
2005 to the same period in 2004.  There are two primary factors that are driving the overall  change in investment  income from 2004 to 2005. The first factor is the decrease in the bond income.  Gross  investment  income from bonds  actually decreased  approximately  11% from  2004 to  2005.  Although  there  has been no significant  change in the national prime rate during the last year, the decline in the interest rate  environment  has resulted in lower  earnings on short-term funds as well as on longer-term  investments acquired.  Management has shortened the length of the Company's  portfolio and maintained a conservative  investment philosophy.  As such, following an analysis of current holdings during the first quarter  of 2004,  the  Company  liquidated  approximately  $ 38,212,000  of its collateralized mortgage obligation bond portfolio in order to limit its interest rate and extension  risk.  In addition,  there were  $ 12,420,000  in bonds that matured or were  called  during the first  three  months of 2004.  The result of these  transactions  was an excess of cash invested in  short-term  money market funds. The Company began reinvesting this cash during the second quarter of 2004 primarily in  governmental  and agency bonds at current lower  yields.  Although this hurt  investment  earnings  in the short run,  the  Company did not have to write off any investment losses due to excessive risk.

More  significant  than the  change in bond  income was the  performance  of the
Company's real estate  investments  during the first quarter of 2005 compared to
2004. Net income from the Company's  primary real estate  holding  improved more than $ 400,000 in comparing the first quarter of 2005 to 2004.  The  improvement in real estate  investment  income is principally due to a higher occupancy rate in Hampshire Plaza.

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

The Company had realized investment losses of $ 18,058 in the first three months of 2005  compared to net  realized  investment  losses of $ 92,135  for the same period in 2004. The net realized losses are primarily  comprised of net realized losses from the disposal of fixed maturity securities.

On April 15, 2005, UG completed an agreement for the sale of 2,216,776 shares of
common  stock  owned  of  BNL  Financial   Corporation  ("BNL").   These  shares
represented  approximately  10.57% of the current  outstanding shares of BNL and represent  all shares  owned by UG. The shares  were  reacquired  by the issuing entity for an agreed upon sales price of $ 2,300,000. The Company will recognize a realized  gain,  net of taxes,  of  approximately  $ 1,268,750,  or $ 0.32 per common share outstanding during the second quarter.

Other income  increased 22% when comparing the first three months of 2005 to the same  period in 2004.  The  majority of the revenue in this line item comes from the  Company  performing  administrative  work  as a third  party  administrator
("TPA") for unaffiliated life insurance companies, and as such, receives monthly fees based on policy in force counts and certain other activity  indicators such as number of premium  collections  performed.  During the first three  months of
2005 and 2004, the Company received  $ 215,448 and $ 138,140  respectively,  for this work.  These TPA revenue fees are included in the line item "other  income"
on the Company's consolidated  statements of operations.  The Company intends to pursue other TPA  arrangements  through its alliance with Fiserv Life  Insurance
Solutions  (Fiserv LIS), to provide TPA services to insurance  companies seeking business  process  outsourcing  solutions.  Fiserv  LIS is  responsible  for the marketing  and sales  function for the  alliance,  as well as providing the data center operations. UTG will staff the administration effort. Management believes this  alliance  with Fiserv LIS  positions  the  Company to generate  additional revenues by utilizing  the Company's  current  excess  capacity,  administrative services,  and  implementation  of the new Fiserv LIS "ID3" software system.  In addition,  due to  ongoing  regulatory  changes  and the  fact  the  Company  is repositioning  itself for future growth; the Company believes  implementation of the "ID3"  software  system is critical in order to proceed in the Company's new direction of TPA services.  Fiserv LIS is a unit of Fiserv, Inc. (Nasdaq:  FISV)
which is an independent, full-service provider of integrated data processing and information  management  systems to the  financial  industry,  headquartered  in
Brookfield, Wisconsin.

(b) Expenses

Life benefits,  claims and settlement  expenses net of reinsurance  benefits and claims, decreased less than 1% in the first three months of 2005 compared to the same  period  in 2004.  Policy  claims  vary  from  year to year and  therefore, fluctuations  in mortality are to be expected and are not considered  unusual by management.  Overall,  reserves continue to increase on in-force policies as the age of the insured increases.

Commissions and amortization of deferred policy  acquisition costs decreased 32%
for the first three months of 2005 compared to the same period in 2004. The most significant  factor in the decrease is  attributable to the Company paying fewer commissions,  since the  company  writes very  little new  business  and renewal premiums  on  existing  business  continue  to  decline.  Commissions  paid will continue to decline as terminated agents  discontinue their association with the
Company.  Depending  upon the nature of the contract that the agent has with the
Company, the agent may become vested; a process which allows them to continue to receive  commissions for a certain period even after the agent has  discontinued
his  association  with the  Company.  Over  time,  fewer and fewer  agents  have remained  vested,  further  reducing  the  commissions  payable by the  Company.
Another factor of the decrease is  attributable  to normal  amortization  of the deferred policy  acquisition costs asset. The Company reviews the recoverability of  the  asset  based  on  current  trends  and  known  events  compared  to the assumptions used in the establishment of the original asset. No impairments were recorded in either of the periods reported.

Operating  expenses  decreased 10% in the first three months of 2005 compared to the same period in 2004.  Expenses  decreased  due to  expenses  incurred in the normal course of business.  The Company continues to simplify its organizational structure and monitor expenditures looking for savings opportunities.

Interest  expense  decreased  100% in the first three months of 2005 compared to the same period in 2004.  The Company  repaid all outside debt in 2004,  through operating cash flows and dividends received from its subsidiary UG. At March 31,
2005, UTG had no debt outstanding.

(c) Net income

The Company  had a net loss of  $ (546,568)  in the first  three  months of 2005 compared to a net loss of $ (874,195)  for the same period in 2004. The net loss in 2005 was mainly attributable to the decrease in income from subsidiaries.

Financial Condition

Total shareholders' equity decreased  approximately  $ 1,075,000 as of March 31,
2005 compared to December 31, 2004. The decrease is attributable to a decline in market value of the debt investments of $ 473,000,  net of deferred taxes,  that was included in the accumulated other  comprehensive  income.  In addition,  the
Company  purchased  treasury  shares and retired  common  stock in the amount of
$ 60,310, which also decreased shareholders' equity.

Investments  represent  approximately  78% of total assets at March 31, 2005 and
December 31, 2004, respectively.  Accordingly, investments are the largest asset group of the Company.  The  Company's  insurance  subsidiaries  are regulated by insurance  statutes and regulations as to the type of investments  that they are permitted  to make and the  amount of funds that may be used for any one type of investment.  In light of these  statutes  and  regulations,  the majority of the
Company's   investment   portfolio  is  invested  in  high  quality,   low  risk
investments.

As of March 31, 2005, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders'  equity. The Company has identified  securities it may sell and classified them as "investments  held for sale".  Investments  held for sale are
carried  at  market,   with  changes  in  market  value   charged   directly  to
shareholders'  equity.  To provide  additional  flexibility  and liquidity,  the
Company has  categorized  almost all fixed maturity  investments  acquired since
2000 as available for sale.

Liquidity and Capital Resources

The  Company  has  two  principal  needs  for  cash - the  insurance  companies'
contractual  obligations to policyholders and the payment of operating expenses.
Cash and cash equivalents as a percentage of total assets were  approximately 3%
and  4% as  of  March 31,  2005,  and  December 31,  2004,  respectively.  Fixed maturities as a percentage of total assets were  approximately 48% and 50% as of
March 31, 2005 and December 31, 2004, respectively.

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

Net  cash  (used  in)  provided  by  operating   activities  was  $ 222,783  and
$ (483,878)  for the three months ending March 31, 2005 and 2004,  respectively.
The net cash provided by operating  activities  plus net  policyholder  contract deposits after the payment of policyholder withdrawals equaled $ 909,641 for the first three  months of 2005 and  $ 96,174  the same  period in 2004.  Management utilizes this  measurement  of cash flows as an indicator of the  performance of the Company's  insurance  operations,  since reporting  regulations require cash inflows and  outflows  from  universal  life  insurance  products to be shown as financing activities when reporting on cash flows.

Net cash  provided  by (used in)  investing  activities  was  $ (4,667,879)  and
$ 45,492,459  for the  three-month  periods  ending  March  31,  2005 and  2004, respectively.  The  most  significant  aspect  of cash  provided  by  (used  in)
investing  activities is the fixed maturity  transactions.  Fixed  maturities of
$ 8,924,569  and  $ 51,835,002  were  either  sold or matured in the first three months  of 2005 and 2004,  respectively.  In  addition,  the  Company  purchased
$ 6,964,849 and $ 4,497,188 of fixed maturities in 2005 and 2004, respectively.

Net cash provided by (used in) financing  activities was $ 626,548 and $ 533,407 for the  three  month  periods  ending  March 31,  2005 and 2004,  respectively.
Policyholder  contract  deposits  decreased 6% in the first three months of 2005 compared  to the same period in 2004.  Policyholder  contract  withdrawals  also decreased  13% in the first three months of 2005  compared to the same period in
2004.

At March 31, 2005, the Company had no short-term debt  outstanding,  compared to
$ 2,275,000 outstanding at March 31, 2004.

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

UG is an Ohio  domiciled  insurance  company,  which  requires  five days  prior notification  to the  insurance  commissioner  for the  payment  of an  ordinary dividend.  Ordinary  dividends  are  defined  as the  greater  of: a) prior year statutory  earnings or b) 10% of statutory capital and surplus.  At December 31,
2004,  UG's total statutory  capital and surplus  amounted to  $ 21,860,401.  At
December  31,  2004,  UG had a  statutory  loss from  operations  of  $ 762,152.
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

Accounting Developments

The  Financial  Accounting  Standards  Board  ("FASB")  has not  issued  any new pronouncements during the first quarter of 2005.

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

Interest rate risk

The  Company's  exposure to interest  rate changes  results  from a  significant holding of fixed maturity  investments and mortgage loans on real estate, all of which comprised  approximately  73% of the investment  portfolio as of March 31,
2005.  These  investments are mainly exposed to changes in treasury  rates.  The fixed maturities investments include U.S. government bonds, securities issued by government agencies,  mortgage-backed  bonds and corporate bonds.  Approximately
80% of the fixed  maturities we owned at March 31,  2005 are  instruments of the
United States  government or are backed by U.S.  government  agencies or private corporations  carrying  the  implied  full faith and credit  backing of the U.S.
government.

To manage interest rate risk, the Company performs periodic projections of asset
and  liability  cash  flows  to  evaluate  the  potential   sensitivity  of  the
investments and liabilities.  Management assesses interest rate sensitivity with
respect  to  the   available-for-sale   fixed   maturities   investments   using
hypothetical  test  scenarios  that assume either  upward or downward  100-basis point shifts in the prevailing  interest rates.  The following  tables set forth the  potential  amount of  unrealized  gains  (losses)  that  could be caused by
100-basis  point  upward and  downward  shifts on the  available-for-sale  fixed maturities investments as of March 31, 2005:

        Decreases in Interest Rates                Increases in Interest Rates
        200 Basis               100 Basis          100 Basis         200 Basis              300 Basis
        Points                  Points             Points            Points                 Points
        ----------------------- ------------------ ----------------- ---------------------- -----------------------
        $ 6,261,000             $ 3,756,000        $ (7,813,000)     $ (13,981,000)         $ (19,785,000)
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

There are no fixed maturities or other investment that management  classifies as trading  instruments.  At March 31,  2005 and  December 31,  2004, there were no investments in derivative instruments.

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
     Section 1350

     11. REPORTS ON FORM 8-K

On March 21, 2005, UTG filed a report on Form 8-K regarding Item 1.01 Entry into a Material Definitive  Agreement.  The information reported in the 8-K discussed the  agreement  for the sale of  2,216,776  shares of common  stock owned of BNL
Financial Corporation.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                            UNITED TRUST GROUP, INC.
                                  (Registrant)

Date:   May 12, 2005                         By  /s/ Randall L. Attkisson

                                                 Randall L. Attkisson
                                                 President, Chief Operating Officer
                                                    and Director

Date:   May 12, 2005                         By  /s/ Theodore C. Miller

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