Form 10-K/A
period 2004-12-31
UNITED TRUST GROUP INC
filed 2005-06-22
CIK 832480

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

DOCUMENTS INCORPORATED BY REFERENCE:  None

This 10-K/A was amended to correct information disclosed in ITEM 9A and Exhibits
31.1 and 31.2.

ITEM 9A.  CONTROLS AND PROCEDURES

The  Company  carried  out an  evaluation,  under the  supervision  and with the participation of its management, including its Chief Executive Officer and Chief
Financial  Officer,  of the  effectiveness  of the design and  operation  of its disclosure  controls and  procedures as of the end of the period covered by this report.  Based  on that  evaluation,  the  Chief  Executive  Officer  and  Chief
Financial  Officer  concluded  that  the  Company's   disclosure   controls  and
procedures were effective.

There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ended December 31, 2004 that have materially affected,  or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                   SIGNATURES

     Pursuant to the  requirements of the Securities  Exchange Act of 1934, this report  has  been  signed  below  by the  following  persons  on  behalf  of the registrant and in the capacities and on the dates indicated.

                            UNITED TRUST GROUP, INC.
                                  (Registrant)

/s/  Jesse T. Correll                                                           June 17, 2005
Jesse T. Correll, Chairman of the Board,
  Chief Executive Officer and Director

/s/  Theodore C. Miller                                                         June 17, 2005
Theodore C. Miller, Corporate Secretary
  and Chief Financial Officer

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

21(a) (5) List of Subsidiaries of the Registrant.

31.1 Certificate    of    Chief    Executive    Officer    pursuant    to   Rule
     13a-14(a)/15d-14(a).

31.2 Certificate    of    Chief    Financial    Officer    pursuant    to   Rule
     13a-14(a)/15d-14(a).

32.1 (6) Certificate of Jesse T. Correll,  Chief Executive  Officer and Chairman
     of the Board of UTG, as required pursuant to 18 U.S.C. Section 1350.

32.2 (6) Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice
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

     (6)  Previously filed.