Form 10-Q
period 2005-06-30
UTG INC
filed 2005-08-12
CIK 832480

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File No. 0-16867

                                   UTG, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              20-2907892
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

The number of shares outstanding of the registrant's common stock as of July 29,
2005, was 3,940,893.

                           UTG, INC. AND SUBSIDIARIES
                                (The "Company")

                               TABLE OF CONTENTS

PART 1.   FINANCIAL INFORMATION................................................3

   Item 1.  Financial Statements...............................................3

     Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004.....3
     Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004..........................................4
     Consolidated Statement of Changes in Shareholders' Equity for the six
         months ended June 30, 2005............................................5
     Consolidated Statements of Cash Flows for the six months ended
         June 30, 2005 and 2004................................................6
     Notes to Consolidated Financial Statements................................7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets (Unaudited)
-----------------------------------------------------------------------------------------------------------------------

                                                                                    June 30,            December 31,
                          ASSETS                                                      2005                  2004*
                                                                               ------------------    ------------------

Investments:
    Fixed maturities at amortized cost
      (market $9,637,615 and $12,097,708)                                   $          9,577,567  $         11,973,415
    Investments held for sale:
      Fixed maturities, at market (cost $134,519,452 and $147,217,453)               135,438,744           148,193,887
      Equity securities, at market (cost $14,184,971 and $15,216,214)                 23,623,214            24,399,172                    23,623,214
    Mortgage loans on real estate at amortized cost                                   32,129,367            20,722,415                             -
    Investment real estate, at cost, net of accumulated depreciation                  28,590,899            28,192,081
    Policy loans                                                                      12,769,296            12,844,748
    Short-term investments                                                                39,854                39,489
                                                                               ------------------    ------------------
                                                                                     242,168,941           246,365,207

Cash and cash equivalents                                                             17,135,724            11,859,472
Securities of affiliate                                                                4,000,000             4,000,000
Accrued investment income                                                              1,623,848             1,678,393
Reinsurance receivables:
    Future policy benefits                                                            32,086,779            32,422,529
    Policy claims and other benefits                                                   3,823,306             3,959,569
Cost of insurance acquired                                                            11,818,676            12,747,532
Deferred policy acquisition costs                                                      1,552,314             1,685,263
Property and equipment, net of accumulated depreciation                                2,061,307             2,172,636
Income taxes receivable, current                                                         168,998               181,683
Other assets                                                                             617,818               795,800
                                                                               ------------------    ------------------
          Total assets                                                      $        317,057,711  $        317,868,084
                                                                               ==================    ==================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits                                                      $        235,422,105  $        235,592,973
Policy claims and benefits payable                                                     1,829,032             1,879,566
Other policyholder funds                                                               1,264,294             1,323,668
Dividend and endowment accumulations                                                  12,575,886            12,526,390
Deferred income taxes                                                                  8,410,356             8,561,010
Other liabilities                                                                      5,755,684             7,405,434
                                                                               ------------------    ------------------
          Total liabilities                                                          265,257,357           267,289,041
                                                                               ------------------    ------------------
Minority interests in consolidated subsidiaries                                        6,156,954             6,127,938
                                                                               ------------------    ------------------

Shareholders' equity:
Common stock - no par value, stated value $.02 per share
Authorized 7,000,000 shares - 3,947,003 and 3,965,533 shares issued
    after deducting treasury shares of 246,239 and 227,709                                78,947                79,315
Additional paid-in capital                                                            42,478,759            42,590,820
Accumulated deficit                                                                   (3,113,488)           (4,897,572)
Accumulated other comprehensive income                                                 6,199,182             6,678,542
                                                                               ------------------    ------------------
          Total shareholders' equity                                                  45,643,400            44,451,105
                                                                               ------------------    ------------------
          Total liabilities and shareholders' equity                        $        317,057,711  $        317,868,084
                                                                               ==================    ==================

* Balance sheet audited at December 31, 2004.

                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------

                                                                  Three Months Ended                    Six Months Ended
                                                              June 30,          June 30,           June 30,          June 30,
                                                                2005              2004               2005              2004
                                                           ---------------   ----------------   ---------------   ----------------
Revenues:

    Premiums and policy fees                            $       4,316,761 $        4,513,150 $       8,521,721 $        9,134,108
    Reinsurance premiums and policy fees                         (795,524)          (841,483)       (1,487,789)        (1,588,296)
    Net investment income                                       2,356,705          2,734,854         4,789,964          4,565,931
    Realized investment gains (losses), net                     2,195,958               (619)        2,177,900            (92,754)
    Other income                                                  280,753            201,301           549,590            421,561
                                                           ---------------   ----------------   ---------------   ----------------
                                                                8,354,653          6,607,203        14,551,386         12,440,550

Benefits and other expenses:

    Benefits, claims and settlement expenses:
      Life                                                      3,634,033          5,474,567         8,504,080         10,347,645
      Reinsurance benefits and claims                            (365,406)        (1,091,949)         (669,702)        (1,358,912)
      Annuity                                                     268,183            288,938           518,251            569,633
      Dividends to policyholders                                  240,920            251,736           516,927            536,968
    Commissions and amortization of deferred
      policy acquisition costs                                    (75,815)            39,322           (58,444)            64,738
    Amortization of cost of insurance acquired                    463,293            466,550           928,856            934,418
    Operating expenses                                          1,622,680          1,432,013         2,879,564          2,829,461
    Interest expense                                                    0             24,709                13             50,343
                                                           ---------------   ----------------   ---------------   ----------------
                                                                5,787,888          6,885,886        12,619,545         13,974,294

Gain (loss) before income taxes, minority interest
    and equity in earnings of investees                         2,566,765           (278,683)        1,931,841         (1,533,744)

Income tax credit (expense)                                      (212,657)           489,652          (118,754)           611,160
Minority interest in (income) loss of
    consolidated subsidiaries                                     (23,456)          (144,128)          (29,003)           115,230
                                                           ---------------   ----------------   ---------------   ----------------

Net income (loss)                                       $       2,330,652 $           66,841 $       1,784,084 $         (807,354)
                                                           ===============   ================   ===============   ================

Basic income (loss) per share from continuing
    operations and net income (loss)                    $            0.59 $             0.02 $            0.45 $            (0.20)
                                                           ===============   ================   ===============   ================

Diluted income (loss) per share from continuing
    operations and net income (loss)                    $            0.59 $             0.02 $            0.45 $            (0.20)
                                                           ===============   ================   ===============   ================

Basic weighted average shares outstanding                       3,952,164          3,980,811         3,956,368          3,983,358
                                                           ===============   ================   ===============   ================

Diluted weighted average shares outstanding                     3,952,164          3,980,811         3,956,368          3,983,358
                                                           ===============   ================   ===============   ================

                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
               For the six months ended June 30, 2005 (Unaudited)
------------------------------------------------------------------------------------------------------------------

Common stock
    Balance, beginning of year                                      $            79,315
    Issued during year                                                                0
    Retired common shares                                                             0
    Purchase treasury shares                                                       (368)
                                                                      ------------------
    Balance, end of period                                                       78,947
                                                                      ------------------

Additional paid-in capital
    Balance, beginning of year                                               42,590,820
    Issued during year                                                                0
    Retired common shares                                                             0
    Purchase treasury shares                                                   (112,061)
                                                                      ------------------
    Balance, end of period                                                   42,478,759
                                                                      ------------------

Accumulated deficit
    Balance, beginning of year                                               (4,897,572)
    Net income                                                                1,784,084       $         1,784,084
                                                                      ------------------        ------------------
    Balance, end of period                                                   (3,113,488)
                                                                      ------------------

Accumulated other comprehensive income
    Balance, beginning of year                                                6,678,542
    Other comprehensive income
      Unrealized holding loss on securities net of
        minority interest and reclassification adjustment                      (479,360)                 (479,360)
                                                                      ------------------        ------------------
    Comprehensive income                                                                      $         1,304,724
                                                                                                ==================
    Balance, end of period                                                    6,199,182
                                                                      ------------------

Total shareholders' equity, end of period                           $        45,643,400
                                                                      ==================

                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------------------------------------------

                                                                                          Six Months Ended
                                                                                     June 30,           June 30,
                                                                                       2005               2004
                                                                                  ---------------    ---------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
 Net income (loss)                                                              $       1,784,084  $        (807,354)
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Amortization/accretion of fixed maturities                                           355,026            291,407
     Realized investment (gains) losses, net                                           (2,177,900)            92,754
     Policy acquisition costs deferred                                                    (14,000)            (9,000)
     Amortization of deferred policy acquisition costs                                    146,949            149,690
     Amortization of cost of insurance acquired                                           928,856            934,418
     Depreciation                                                                       1,039,090            599,885
     Minority interest                                                                     29,016            955,913
     Change in accrued investment income                                                   54,545            257,808
     Change in reinsurance receivables                                                    472,013            231,415
     Change in policy liabilities and accruals                                            345,217            891,705
     Charges for mortality and administration of
       universal life and annuity products                                             (4,577,979)        (4,703,525)
     Interest credited to account balances                                              2,673,277          2,710,746
     Change in income taxes payable                                                     1,088,737           (611,928)
     Change in other assets and liabilities, net                                       (1,470,358)          (796,845)
                                                                                  ---------------    ---------------
Net cash provided by operating activities                                                 676,573            187,089

Cash flows from investing activities:
 Proceeds from investments sold and matured:
   Fixed maturities held for sale                                                      17,699,090         47,830,852
   Fixed maturities matured                                                             2,800,406         10,627,244
   Equity securities                                                                    2,300,000                  0
   Mortgage loans                                                                       2,459,517          6,712,921
   Real estate                                                                                  0             87,141
   Policy loans                                                                         1,811,434          1,434,554
                                                                                  ---------------    ---------------
 Total proceeds from investments sold and matured                                      27,070,447         66,692,712
 Cost of investments acquired:
   Fixed maturities held for sale                                                      (5,268,921)       (48,702,180)
   Fixed maturities                                                                      (493,359)        (1,387,595)
   Equity securities                                                                            0         (8,033,053)
   Mortgage loans                                                                     (13,892,440)        (1,176,737)
   Real estate                                                                         (2,276,634)        (3,817,178)
   Policy loans                                                                        (1,735,982)        (1,210,886)
   Short-term                                                                                (234)              (214)
                                                                                  ---------------    ---------------
 Total cost of investments acquired                                                   (23,667,570)       (64,327,843)
 Purchase of property and equipment                                                       (18,974)            (9,977)
                                                                                  ---------------    ---------------
Net cash provided by investing activities                                               3,383,903          2,354,892

Cash flows from financing activities:
 Policyholder contract deposits                                                         4,431,978          4,735,116
 Policyholder contract withdrawals                                                     (3,103,773)        (3,645,819)
 Proceeds from line of credit                                                                   0          2,275,000
 Purchase of treasury stock                                                              (112,429)           (67,058)
 Payments of principal on notes payable                                                         0         (2,289,776)
                                                                                  ---------------    ---------------
Net cash provided by financing activities                                               1,215,776          1,007,463
                                                                                  ---------------    ---------------

Net increase in cash and cash equivalents                                               5,276,252          3,549,444
Cash and cash equivalents at beginning of period                                       11,859,472          8,749,727
                                                                                  ---------------    ---------------
Cash and cash equivalents at end of period                                      $      17,135,724  $      12,299,171
                                                                                  ===============    ===============

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
Jesse T. Correll and certain  companies  controlled by Mr. Correll.  Mr. Correll
holds  a  majority   ownership  of  First  Southern   Funding  LLC,  a  Kentucky
corporation,  ("FSF") and First Southern  Bancorp,  Inc.  ("FSBI"),  a financial services  holding  company  that  owns  100% of  First  Southern  National  Bank
("FSNB"),  which  operates  in the  State  of  Kentucky.  Mr.  Correll  is Chief
Executive Officer and Chairman of the Board of Directors of UTG and is currently
UTG's  largest  shareholder  through  his  ownership  control  of FSF,  FSBI and affiliates.  At  June 30,  2005,  Mr.  Correll  owns or  controls  directly  and indirectly approximately 66% of UTG's outstanding stock.

At June 30, 2005, consolidated  subsidiaries of United Trust Group, Inc. were as depicted  on  the  following  organizational  chart.

Effective July 1, 2005, United Trust Group, Inc was merged into its wholly-owned subsidiary, UTG, Inc. (See Note 10).

2.  INVESTMENTS

As of June 30, 2005 and December 31, 2004, fixed maturities and fixed maturities held for sale represented 58% and 65%,  respectively,  of total invested assets.
As  prescribed  by  the  various  state   insurance   department   statutes  and
regulations,  the insurance  companies'  investment  portfolio is required to be invested  in  investment  grade  securities  to  provide  ample  protection  for policyholders.  In light of these  statutes and  regulations,  and the Company's business  and  investment  strategy,  the Company  generally  seeks to invest in
United States government and government agency securities and other high quality low risk investments.  As of June 30, 2005, the carrying value of fixed maturity securities in default as to principal or interest was  immaterial in the context of consolidated  assets or shareholders'  equity.  The investments held for sale are  carried  at  market,  with  changes  in market  value  directly  charged to shareholders'  equity.  To provide  additional  flexibility  and liquidity,  the
Company has  categorized  almost all fixed maturity  investments  acquired since
2000 as available for sale.

3.  NOTES PAYABLE

At June 30,  2005 and  December 31,  2004,  the Company  had no  long-term  debt outstanding.

On November 15, 2001, UTG was extended a $ 3,300,000 line of credit ("LOC") from the First National Bank of Tennessee ("FNBT") located in Livingston,  Tennessee.
The LOC was for a  one-year  term  from the date of  issue.  Upon  maturity  the
Company  had renewed  the LOC for  additional  terms  until  June 1,  2005.  The interest  rate on the LOC was  variable and indexed to be the lowest of the U.S.
prime rates as published  in the Wall Street  Journal,  with any  interest  rate adjustments to be made monthly.  The Company had no borrowings  attributable  to this LOC during 2005. In order to provide greater operational flexibility,  this
LOC was transferred to the Company's  wholly-owned insurance subsidiary upon the
June 1, 2005 maturity.

On June 1,  2005,  UG, a subsidiary  of the Company,  was extended a $ 3,300,000 line of credit from the FNBT.  The LOC was for a one-year  term from the date of issue. The interest rate on the LOC was variable and indexed to be the lowest of the U.S. prime rates as published in the Wall Street Journal,  with any interest rate  adjustments  to be made  monthly.  At  June 30,  2005,  the Company had no outstanding borrowings attributable to this LOC.

On April 1,  2002, UTG was extended a $ 5,000,000  line of credit from Southwest
Bank of St. Louis.  The LOC expired one-year from the date of issue and has been renewed for  additional  terms.  As  collateral  for any draws under the line of credit,  UTG pledged 100% of the common stock of its insurance  subsidiary,  UG.
Borrowings  under  the LOC  bear  interest  at the  rate of  .25% in  excess  of
Southwest  Bank of St. Louis' prime rate. At June 30,  2005,  the Company had no outstanding borrowings attributable to this LOC.

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

The  purchase  price of  shares  repurchased  under the  stock  restriction  and buy-sell agreement shall be computed,  on a per share basis, equal to the sum of
(i) the  original  purchase  price paid to acquire such shares from UTG and (ii)
the  consolidated  statutory net earnings (loss) per share of such shares during the  period  from the end of the month  next  preceding  the month in which such shares  were  acquired  pursuant  to the  plan,  to the  end of the  month  next preceding the month in which the sale of such shares to UTG occurs.  At June 30,
2005, UTG had 89,877 shares outstanding that were issued under this program with a value of $ 12.31 per share pursuant to the above formula.

B.  Stock Repurchase Program

On June 5,  2001, the Board of Directors of UTG authorized the repurchase in the open  market or in  privately  negotiated  transactions  of up to $ 1 million of
UTG's common stock.  On June 16,  2004, an additional $ 1 million was authorized for repurchased shares. Repurchased shares are available for future issuance for general corporate purposes.  Through July 30, 2005, UTG has spent $ ,283,573 in the acquisition of 197,182 shares under this program.

C.  Earnings Per Share Calculations

Earnings per share are based on the  weighted  average  number of common  shares outstanding  during each  period,  retroactively  adjusted to give effect to all stock splits, in accordance with Statement of Financial Accounting Standards No.
128.  At  June 30,  2005,  diluted  earnings  per  share  were the same as basic earnings per share since the UTG had no dilutive instruments outstanding.

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

On June 10,  2002 UTG and Fiserv  formed an alliance  between  their  respective organizations to provide third party  administration (TPA) services to insurance companies seeking business process outsourcing solutions.  Fiserv is responsible for the marketing and sales function for the alliance,  as well as providing the operations  processing  service  for the  Company.  The  Company  will staff the administration  effort. To facilitate the alliance, the Company plans to convert its  existing  business  and TPA clients to "ID3",  a software  system  owned by
Fiserv to  administer  an array of life,  health  and  annuity  products  in the insurance industry.  Fiserv is a unit of Fiserv, Inc. (Nasdaq: FISV) which is an independent, full-service provider of integrated data processing and information management  systems to the  financial  industry,  headquartered  in  Brookfield,
Wisconsin.  The Company began the conversion of its existing  insurance business to the "ID3" software system in February 2004. Also as part of this alliance,  a
liability   exists  which  is  contingent  on  the   completion  of  future  TPA
arrangements.  The balance remaining of this contingent  liability was $ 115,000 on June 30, 2005.

Also during June 2002, the Company entered into a five-year contract with Fiserv for services  related to its purchase of the "ID3"  software  system.  Under the contract,  the Company is  required  to pay a minimum of  $ 12,000  per month in software  maintenance  costs and $ 5,000 per month in offsite  data center costs for a five-year period from the date of the signing.

In the normal  course of business  the Company is involved  from time to time in various  legal  actions and other state and federal  proceedings.  There were no proceedings pending or threatened as of June 30, 2005.

6.  OTHER CASH FLOW DISCLOSURE

On a cash basis,  the Company paid $ 13 and $ 50,343 in interest  expense during the first six months of 2005 and 2004, respectively. The Company paid no federal income tax during the first six months of 2005 and 2004, respectively.

7.  CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial  institutions that at times may exceed federally  insured limits.  The Company  maintains its primary  operating cash accounts with First  Southern  National  Bank, an affiliate of UTG, and its largest  shareholder,  Chairman  and  CEO,  Jesse  Correll.  The  Company  holds approximately  $ 11,386,000 for which there are no pledges or guarantees outside
FDIC  insurance  limits.  The  Company  has not  experienced  any losses in such accounts and believes it is not exposed to any  significant  credit risk on cash and cash equivalents.

8.  COMPREHENSIVE INCOME

                                                                                    Tax
                                                                Before-Tax          (Expense)            Net of Tax
              June 30, 2005                                     Amount              or Benefit           Amount
              ----------------------------------------------    ----------------    -----------------    ---------------

              Unrealized holding loss during
                   period                                   $         (696,746) $           243,861  $         (452,885)
              Less: reclassification adjustment
                   for losses realized in net income                    40,731               14,256              26,475
                                                                ----------------    -----------------    ---------------
              Net unrealized loss                                     (737,477)             258,117            (479,360)
                                                                ----------------    -----------------    ---------------
              Other comprehensive income                    $         (737,477) $           258,117  $         (479,360)
                                                                ================    =================    ===============

9.  NEW ACCOUNTING STANDARDS

The  Financial  Accounting  Standards  Board  ("FASB")  has not  issued  any new pronouncements during the first or second quarters of 2005.

10. SUBSEQUENT EVENT

On July 1, 2005, United Trust Group, Inc. (UTG), an Illinois corporation, merged with and into its  wholly-owned  subsidiary,  UTG, Inc.  (UTG,  Inc), a Delaware corporation,  for the purpose of  effecting a change in the  Company's  state of incorporation  from  Illinois to Delaware.  The merger was effected  pursuant to that certain  Agreement and Plan of Merger dated as of April 4, 2005,  which was approved by the boards of  directors  of both UTG and UTG,  Inc.  The merger was approved by the holders of two-thirds of the outstanding  shares of common stock of UTG at the 2005 annual meeting of  shareholders  on June 15, 2005, and by the sole stockholder of UTG, Inc. on June 15, 2005.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated financial condition, changes in financial position and results of operations for the three months and six months  ended  June 30,  2005,  as compared to the same period  of 2004,  of UTG and its  subsidiaries.  This  discussion  and  analysis supplements Management's Discussion and Analysis in Form 10-K for the year ended
December 31,  2004, and should be read in conjunction with the interim financial statements and notes that appear  elsewhere in this report.  The Company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of UTG and its subsidiaries at June 30, 2005.

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

We believe that these  policies  were applied in a consistent  manner during the first six months of 2005.

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

The  Company's  primary  source  of  new  business  production  comes  from  the conservation effort implemented several years ago. This effort was an attempt to improve the persistency rate of the insurance company's policies. Several of the customer  service  representatives  of the Company are also  licensed  insurance agents,  allowing them to offer other products within the Company's portfolio to existing  customers.  Additionally,  stronger  efforts  have been made in policy retention  through more personal contact with the customer  including  telephone calls to discuss  alternatives and reasons for a customer's request to surrender their policy.  Previously,  the Company's agency force was primarily responsible for  conservation  efforts.  With the  decline in the  number of  agents,  their ability  to  reach  these  customers  diminished,  making  conservation  efforts
difficult.   The  conservation  efforts  described  above  have  been  generally positive. Management will continue to monitor these efforts and make adjustments as seen  appropriate to enhance the future success of the program.  In 2003, the
Company  replaced its original  universal life product with a new universal life contract  referred to as "the  Legacy".  This  product was designed for use with several distribution  channels including the Company's own internal agents, bank agent/employees  and through  personally  producing  general agents  "PPGA".  In addition,  the Company has introduced  other new and updated  products in recent periods including the Horizon Annuity and Kid Kare (a single premium, child term policy).  The company is currently  working on  development  of a level term and decreasing term product.  Management has no current plans to increase  marketing efforts.  New product  development is anticipated to be utilized in conservation efforts  and sales to  existing  customers.  Such sales are not  expected  to be material.

The Company has considered the feasibility of a marketing opportunity with First
Southern  National  Bank  (FSNB)  an  affiliate  of UTG's  largest  shareholder,
Chairman  and CEO, Mr.  Jesse T.  Correll.  Management  has  considered  various products  including  annuity type  products,  mortgage  protection  products and existing  insurance  products,  as potential  products that could be marketed to banking customers.  This marketing  opportunity has potential and is believed to be a viable niche.  The Company has designed an annuity  product  ("Horizon") as well as two life  products  ("Legacy"  and "Kid  Kare")  which are to be used in marketing  efforts by FSNB. The  introduction of these new products is currently not expected to produce significant  premium writings.  The Company is currently looking at other products to compliment the existing offerings.

Net investment  income  increased 5% when comparing the first six months of 2005 to the same period in 2004.  While there has been a significant  increase in the national prime rate during the last year, from 4.00% to 6.25%, this has not been the driving  factor in the  increase in the  Company's  net  investment  income.
Interest  rates  on  long-term  bonds  available  in the  marketplace  have  not experienced a similar  increase.  Management has begun to lengthen the Company's portfolio  while  maintaining a  conservative  investment  philosophy.  As such, following  an analysis of current  holdings  during the first half of 2004,  the
Company liquidated  approximately  $ 38,212,000 of its  collateralized  mortgage obligation  bond  portfolio  in order to limit its interest  rate and  extension risk. In addition,  there were $ 20,246,000 in bonds that matured or were called during the first six months of 2004. The result of these transactions  caused an excess of cash  invested in  short-term  money market funds during the first six months of 2004.  The  Company  reinvested  this  cash over the next nine  months primarily in governmental  bonds at lower yields.  Although this hurt investment earnings in the short run,  the Company has not had to write off any  investment losses due to excessive risk.

In response to the interest  rate  environment  in the bond market,  the Company increased  its  investment  in mortgage  loans.  The  balance of  mortgage  loan investments  increased  from  approximately  $ 21,180,000  at  June 30,  2004 to
$ 32,129,000  at June 30,  2005.  This has allowed the Company to obtain  higher yields than available in the bond market, lengthen the overall portfolio average life and still maintain a conservative  investment  portfolio.  During 2005, the
Company issued  $ 13,892,440 in new mortgage loans.  These loans have an average loan to value rate of 43% and an average yield of 5.88%.

More  significant  than the  change in bond  income was the  performance  of the
Company's real estate  investments  during the first six months of 2005 compared to 2004. Net income from the Company's primary real estate holding improved more than  $ 400,000  in  comparing  the  first  six  months  of  2005 to  2004.  The improvement  in real estate  investment  income is  principally  due to a higher occupancy lease rate resulting in increased earnings in Hampshire Plaza.

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

The Company realized  investment gains of $ 2,177,900 in the first six months of
2005 compared to net realized  investment losses of $ 92,754 for the same period in 2004. The net realized gains in 2005 were primarily the result of the sale of
2,216,776  shares of common stock owned of BNL  Financial  Corporation  ("BNL").
These shares represented  approximately  10.57% of the then current  outstanding shares of BNL and represent  all shares owned by UG. The shares were  reacquired by the issuing  entity for an agreed upon sales  price of  $ 2,300,000.  The net realized loss in 2004 is primarily  comprised of $ 93,969 in net realized losses
from  the  disposal  of  the  collateralized   mortgage  obligations  previously
discussed.

Other income  increased  when comparing the first six months of 2005 to the same period in 2004.  The  majority  of the  revenue in this line item comes from the
Company performing  administrative work as a third party  administrator  ("TPA")
for unaffiliated life insurance  companies,  and as such,  receives monthly fees based on policy in force counts and certain other  activity  indicators  such as number of premium collections performed. During the first six months of 2005 and
2004, the Company received $ 452,844 and $ 274,760 respectively,  for this work.
These TPA  revenue  fees are  included  in the line item  "other  income" on the
Company's  consolidated  statements of operations.  During the second quarter of
2004, the Company reached an agreement with an insurance  provider that provides approximately  $ 300,000  in  gross  annual  revenue  for  these  services.  The agreement  began  during  the third  quarter  of 2004.  The  Company  intends to continue to pursue other TPA arrangements  through its alliance with Fiserv Life
Insurance Solutions (Fiserv LIS), to provide TPA services to insurance companies seeking business process  outsourcing  solutions.  Fiserv LIS is responsible for the marketing and sales function for the alliance, as well as providing the data center operations. UTG will staff the administration effort. Management believes this  alliance  with Fiserv LIS  positions  the  Company to generate  additional revenues by utilizing  the Company's  current  excess  capacity,  administrative services,  and  implementation  of the new Fiserv LIS "ID3" software system.  In addition,  due to  ongoing  regulatory  changes  and the  fact  the  Company  is repositioning  itself for future growth, the Company believes  implementation of the "ID3"  software  system is critical in order to proceed in the Company's new direction of TPA services.  Fiserv LIS is a unit of Fiserv, Inc. (Nasdaq:  FISV)
which is an independent, full-service provider of integrated data processing and information  management  systems to the  financial  industry,  headquartered  in
Brookfield, Wisconsin.

(b) Expenses

Life benefits,  claims and settlement  expenses net of reinsurance  benefits and claims,  decreased  12% in the first six  months  of 2005  compared  to the same period in 2004. Policy claims decreased  $ 1,844,000 for the first six months of
2005  compared to the same period in 2004.  Policy claims vary from year to year and  therefore,  fluctuations  in  mortality  are to be  expected  and  are  not considered unusual by management. Policy surrenders decreased when comparing the first six months of 2005 to the same period in 2004. Consequently, the change in reserves  decreased due to a leveling of  surrenders,  reduction in premiums and decreased  interest crediting rates.  Overall,  reserves continue to increase on in-force policies as the age of the insured increases.

Commissions  and  amortization of deferred  policy  acquisition  costs decreased
$ 128,744  for the first six months of 2005 compared to the same period in 2004.
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

Operating  expenses  increased slightly in the first six months of 2005 compared to the same period in 2004.  The  increase in  expenses is due  primarily  to an increase  in  information  technology  costs.  Excluding  these  expense  items, expenses  declined due to reductions  made in the normal course of business,  as the Company  simplifies its  organizational  structure and continually  monitors expenditures looking for savings opportunities.

Interest expense  decreased 100% in the first six months of 2005 compared to the same  period in 2004.  The  Company  repaid all  outside  debt in 2004,  through operating cash flows and dividends  received from its subsidiary UG. At June 30,
2005, UTG had no debt outstanding.

(c) Net income

The  Company  had a net gain of  $ 1,784,084  in the  first  six  months of 2005 compared to a net loss of $ 807,354 for the same period in 2004. The net gain in
2005 was mainly  attributable  to the gain from the sale of the common  stock of
BNL  during  the  second  quarter  of  2005.  The net  loss in 2004  was  mainly attributable to the decrease in investment income and premium income.

Financial Condition

The financial  condition of the Company has improved  since  December 31,  2004.
Total shareholders'  equity increased  approximately  $ 1,192,000 as of June 30,
2005 compared to  December 31,  2004. The increase is  attributable  to the gain from  operations,  as  described  above.  This  offset  the  decline  in  equity investments of approximately $ 479,000, net of deferred taxes, that was included in the accumulated other  comprehensive  income.  The Company purchased treasury shares in the amount of $ 112,429, which decreased shareholders' equity.

Investments represent approximately 76% and 78% of total assets at June 30, 2005 and December 31,  2004, respectively.  Accordingly,  investments are the largest asset group of the Company.  The Company's insurance  subsidiary is regulated by insurance  statutes and  regulations  as to the type of  investments  that it is permitted  to make and the  amount of funds that may be used for any one type of investment.  In light of these  statutes  and  regulations,  the majority of the
Company's   investment   portfolio  is  invested  in  high  quality,   low  risk
investments.

As of June 30,  2005, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders'  equity. The Company has identified  securities it may sell and classified them as "investments  held for sale".  Investments  held for sale are
carried  at  market,   with  changes  in  market  value   charged   directly  to
shareholders'  equity.  To provide  additional  flexibility  and liquidity,  the
Company has  categorized  almost all fixed maturity  investments  acquired since
2000 as available for sale.

Liquidity and Capital Resources

The  Company  has  two  principal  needs  for  cash  - the  insurance  company's contractual  obligations to policyholders and the payment of operating expenses.
Cash and cash equivalents as a percentage of total assets were  approximately 5%
and  4%  as  of  June 30,  2005,  and  December 31,  2004,  respectively.  Fixed maturities as a percentage of total assets were  approximately 46% and 50% as of
June 30, 2005 and December 31, 2004, respectively.

Net cash  provided by operating  activities  was $ 676,573 and $ 187,089 for the six months ending June 30, 2005 and 2004, respectively.

Sources of operating cash flows of the Company, as with most insurance entities, is  comprised  primarily  of premiums  received on life  insurance  products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.

Premiums received have shown a steady decline  historically,  as the Company has not actively  marketed new products in several  years.  Premiums  received  have shown a steady decline  historically,  as the Company has not actively  marketed new  products  in  several  years.  Sources  of  operating  cashflows  increased approximately  $ 2,100,000  in 2005  compared  to 2004,  with  investment  gains representing  almost  all of the  increase.  See  discussion  under  results  of operations - revenues for a more detailed  discussion of the changes in premiums and investment income.

The decline in operating cash sources has  historically  been offset by declines in policy  benefits  payments.  Cash  payments  for death claims  represent  the largest  component  of uses of cash  within  policy  benefits.  The  decline  in operating  cash  sources  has  historically  been  offset by  declines in policy benefits  payments.  Cash  payments  for  death  claims  represent  the  largest component of uses of cash within policy  benefits.  Uses of operating  cashflows declined approximately $ 1,300,000 in 2005 compared to 2004. This decline is the result of a decrease in policy benefit payments. See discussion under results of operations - expenses  for a more  detailed  discussion  of changes in operating expenses and policy benefits.

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

Net cash provided by investing  activities was  $ 3,383,903  and $ 2,354,892 for the  six-month  periods  ending June 30, 2005 and 2004,  respectively.  The most significant  aspect  of cash  provided  by  investing  activities  is the  fixed maturity  transactions.  The  Company  had  fixed  maturities  in the  amount of
$ 17,699,090 and  $ 47,830,852  that sold and matured in the first six months of
2005  and  2004,  respectively.  This  is in  addition  to the  $ 2,800,406  and
$ 10,627,244  of the held to maturity  securities  that matured in the first six months  of 2005 and 2004,  respectively.  In  addition,  the  Company  purchased
$ 5,762,280 and $ 50,089,775 of fixed maturities in 2005 and 2004, respectively.
Also, the investment in mortgage loans  increased from  $ 1,176,737 in the first six months of 2004 to $ 13,892,440 in the same period of 2005.

Net cash provided by financing  activities was  $ 1,215,776  and $ 1,007,463 for the six month periods ending June 30, 2005 and 2004, respectively.  Policyholder contract  deposits  decreased 6% in the first six months of 2005 compared to the same period in 2004.  Policyholder  contract  withdrawals  decreased  15% in the first six months of 2005 compared to the same period in 2004.

At June 30, 2005, the Company had no short-term  debt  outstanding,  compared to
$ 2,275,000 outstanding at June 30, 2004.

UTG is a holding  company that has no day-to-day  operations  of its own.  Funds required to meet its expenses,  generally costs  associated with maintaining the company in good  standing with states in which it does  business,  are primarily provided  by its  subsidiaries.  On a parent  only  basis,  UTG's  cash  flow is dependent  on  management  fees  received  from its  subsidiaries  and  earnings
received  on  cash  balances.  At  June 30,  2005,   substantially  all  of  the
consolidated shareholders equity represents net assets of its subsidiaries.  The
Company's  insurance  subsidiary has maintained  adequate  statutory capital and surplus and has not used  surplus  relief or financial  reinsurance,  which have come under  scrutiny by many state  insurance  departments.  The payment of cash dividends  to  shareholders  is  not  legally  restricted.  However,  the  state insurance  department  regulates  insurance  company dividend payments where the company is domiciled.

UG is an Ohio  domiciled  insurance  company,  which  requires  five days  prior notification  to the  insurance  commissioner  for the  payment  of an  ordinary dividend.  Ordinary  dividends  are  defined  as the  greater  of: a) prior year statutory  earnings or b) 10% of statutory capital and surplus.  At December 31,
2004 UG's total  statutory  capital and surplus  amounted  to  $ 21,860,401.  At
December 31,  2004,  UG had a  statutory  loss  from  operations  of  $ 762,152.
Extraordinary  dividends  (amounts in excess of ordinary  dividend  limitations)
require prior approval of the insurance commissioner and are not restricted to a specific calculation.

Management   believes  the  overall  sources  of  liquidity  available  will  be sufficient to satisfy the Company's financial obligations.

Regulatory Environment

In March 2005,  UTG's Board of Directors  adopted a proposal to change the state of incorporation of UTG from Illinois to Delaware by merging UTG with and into a wholly-owned  Delaware subsidiary (the "reincorporation  merger").  The Board of
Directors and management of UTG believe that  reincorporation  in Delaware would
be  beneficial  to  the  Company   because   Delaware   corporate  law  is  more
comprehensive,   widely  used  and  extensively  interpreted  than  other  state corporate laws,  including  Illinois corporate law. The  reincorporation  merger will effect only a change in UTG's legal domicile and certain other changes of a legal nature.  It will not result in any change in UTG's  business,  management, fiscal year, assets or liabilities or location of its principal  facilities.  At
the  2005  annual  meeting  of  shareholders,   the  shareholders  approved  the
reincorporation merger to be effective July 1, 2005.

Accounting Developments

The  Financial  Accounting  Standards  Board  ("FASB")  has not  issued  any new pronouncements during the first six months of 2005.

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

Interest rate risk

The  Company's  exposure to interest  rate changes  results  from a  significant holding of fixed maturity  investments and mortgage loans on real estate, all of which  comprised  approximately  73% of the investment  portfolio as of June 30,
2005.  These  investments are mainly exposed to changes in treasury  rates.  The fixed maturities investments include U.S. government bonds, securities issued by government agencies,  mortgage-backed  bonds and corporate bonds.  Approximately
77% of the fixed maturities owned at June 30, 2005 are instruments of the United
States  government  or  are  backed  by  U.S.  government  agencies  or  private corporations  carrying  the  implied  full faith and credit  backing of the U.S.
government.

To manage interest rate risk, the Company performs periodic projections of asset
and  liability  cash  flows  to  evaluate  the  potential   sensitivity  of  the
investments and liabilities.  Management assesses interest rate sensitivity with
respect  to  the   available-for-sale   fixed   maturities   investments   using
hypothetical  test  scenarios  that assume either  upward or downward  100-basis point shifts in the prevailing  interest rates.  The following  tables set forth the  potential  amount of  unrealized  gains  (losses)  that  could be caused by
100-basis  point  upward and  downward  shifts on the  available-for-sale  fixed maturities investments as of June 30, 2005:

        Decreases in Interest Rates                Increases in Interest Rates
        ----------------------- ------------------ ----------------- ---------------------- -----------------------
              200 Basis               100 Basis          100 Basis         200 Basis              300 Basis
               Points                  Points             Points            Points                 Points
        ----------------------- ------------------ ----------------- ---------------------- -----------------------
            $ 6,707,000             $ 4,206,000        $ (5,060,000)     $ (10,694,000)         $ (16,062,000)
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

There are no fixed maturities or other investment that management  classifies as trading  instruments.  At June 30,  2005 and  December 31,  2004,  there were no investments in derivative instruments.

The Company had no long-term debt, capital lease obligations, material operating lease obligations or purchase obligations outstanding as of June 30, 2005.

Future policy  benefits  reflected as  liabilities of the Company on its balance sheet as of June 30,  2005,  represent  actuarial  estimates of  liabilities  of future  policy  obligations  such as  expected  death  claims  on the  insurance policies in force as of the financial reporting date. Due to the nature of these liabilities,  maturity is event dependent and therefore,  these liabilities have been classified as having an indeterminate maturity.

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

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual  Meeting of  Shareholders  held on June 15,  2005,  the  following matters were submitted to the shareholders of UTG and voted on as indicated:

1.   To elect  eight  directors  to serve for a term of one year and until their successors are elected and qualified:

             --------------------------- --------------- ---------------- ---------------

             DIRECTOR                    FOR             WITHHELD         AGAINST

             --------------------------- --------------- ---------------- ---------------
             John S. Albin               2,746,076          510           10,059
             --------------------------- --------------- ---------------- ---------------
             Randall L. Attkisson        2,731,638       14,810           10,197
             --------------------------- --------------- ---------------- ---------------
             Joseph A. Brinck            2,746,574            0           10,071
             --------------------------- --------------- ---------------- ---------------
             Jesse T. Correll            2,731,680       14,810           10,155
             --------------------------- --------------- ---------------- ---------------
             Ward F. Correll             2,731,638       14,810           10,197
             --------------------------- --------------- ---------------- ---------------
             Thomas F. Darden            2,746,658            0            9,987
             --------------------------- --------------- ---------------- ---------------
             William W. Perry            2,746,658            0            9,987
             --------------------------- --------------- ---------------- ---------------
             James P. Rousey             2,731,764       14,810           10,071
             --------------------------- --------------- ---------------- ---------------

2.   To change  the state of  incorporation  of the  Company  from  Illinois  to
     Delaware by merging  the  Company  into a  wholly-owned  subsidiary  of the
     Company that is incorporated under the laws of Delaware:

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

     A vote of the shareholders of UTG regarding the proposed merger occurred on
     June 15,  2005  at  the  annual  shareholders  meeting.  Shareholders  cast
     2,727,502 votes in favor of the merger and 29,487 votes against the merger.
     On July 1, 2005,  United Trust Group,  Inc., an Illinois  corporation (UTG)
     merged with and into its  wholly-owned  subsidiary,  UTG,  Inc., a Delaware corporation.

ITEM 5.  OTHER INFORMATION.

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     11. Exhibits

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
     Section 1350

     12. REPORTS ON FORM 8-K

On April 20, 2005, UTG filed a report on Form 8-K regarding Item 1.01 Entry into a Material Definitive  Agreement.  The information reported in the 8-K discussed the completion of the agreement for the sale of 2,216,776 shares of common stock owned of BNL Financial Corporation.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                   UTG, INC.
                                  (Registrant)

Date:   August 9, 2005                                        By  /s/ Randall L. Attkisson

                                                                  Randall L. Attkisson
                                                                  President, Chief Operating Officer
                                                                     and Director

Date:   August 9, 2005                                        By  /s/ Theodore C. Miller

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