Form 10-Q
period 2005-09-30
UTG INC
filed 2005-11-14
CIK 832480

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

The  number  of  shares  outstanding  of the  registrant's  common  stock  as of
October 31, 2005, was 3,904,250.

                           UTG, INC. AND SUBSIDIARIES
                                (The "Company")

                               TABLE OF CONTENTS

PART 1.   FINANCIAL INFORMATION................................................3

   Item 1.  Financial Statements...............................................3

     Consolidated Balance Sheets as of September 30, 2005 and
         December 31, 2004.....................................................3
     Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004.....................................4
     Consolidated Statement of Changes in Shareholders' Equity for
         the nine months ended September 30, 2005..............................5
     Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2005 and 2004...........................................6
     Notes to Consolidated Financial Statements................................7
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                         Part 1. Financial Information.
                         Item 1. Financial Statements.

                                    UTG, INC.
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets (Unaudited)
--------------------------------------------------------------------------------

                                                                                September 30,       December 31,
                  ASSETS                                                            2005                2004*
                                                                              ----------------    ----------------

Investments:
    Fixed maturities at amortized cost
      (market $9,415,946 and $12,097,708)                                  $        9,417,840  $       11,973,415
    Investments held for sale:
      Fixed maturities, at market (cost $129,966,717 and $147,217,453)            128,908,971         148,193,887
      Equity securities, at market (cost $14,184,971 and $15,216,214)              23,128,846          24,399,172
    Mortgage loans on real estate at amortized cost                                40,395,453          20,722,415
    Investment real estate, at cost, net of accumulated depreciation               42,420,321          28,192,081
    Policy loans                                                                   12,694,761          12,844,748
    Short-term investments                                                             41,246              39,489
                                                                              ----------------    ----------------
                                                                                  257,007,438         246,365,207

Cash and cash equivalents                                                           3,808,753          11,859,472
Securities of affiliate                                                             4,000,000           4,000,000
Accrued investment income                                                           1,725,470           1,678,393
Reinsurance receivables:
    Future policy benefits                                                         31,909,632          32,422,529
    Policy claims and other benefits                                                3,995,225           3,959,569
Cost of insurance acquired                                                         11,185,370          12,747,532
Deferred policy acquisition costs                                                   1,465,839           1,685,263
Property and equipment, net of accumulated depreciation                             2,001,404           2,172,636
Income taxes receivable, current                                                      113,001             181,683
Other assets                                                                          410,393             795,800
                                                                              ----------------    ----------------
     Total assets                                                          $      317,622,525  $      317,868,084
                                                                              ================    ================

          LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits                                                     $      235,682,286  $      235,592,973
Policy claims and benefits payable                                                  1,572,250           1,879,566
Other policyholder funds                                                            1,267,730           1,323,668
Dividend and endowment accumulations                                               12,571,551          12,526,390
Deferred income taxes                                                               7,730,081           8,561,010
Other liabilities                                                                   4,311,991           7,405,434
                                                                              ----------------    ----------------
     Total liabilities                                                            263,135,889         267,289,041
                                                                              ----------------    ----------------
Minority interests in consolidated subsidiaries                                    11,497,390           6,127,938
                                                                              ----------------    ----------------
Shareholders' equity:
Common stock - no par value, stated value $.001 and $.02 per share
Authorized 7,000,000 shares - 3,909,444 and 3,965,533 shares issued
    after deducting treasury shares of 283,798 and 227,709                              3,909              79,315
Additional paid-in capital                                                         42,285,198          42,590,820
Accumulated deficit                                                                (4,361,904)         (4,897,572)
Accumulated other comprehensive income                                              5,062,043           6,678,542
                                                                              ----------------    ----------------
     Total shareholders' equity                                                    42,989,246          44,451,105
                                                                              ----------------    ----------------
     Total liabilities and shareholders' equity                            $      317,622,525  $      317,868,084
                                                                              ================    ================

* Balance sheet audited at December 31, 2004.

                            See accompanying notes.

                                    UTG, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------

                                                                  Three Months Ended                    Nine Months Ended
                                                             September 30,     September 30,      September 30,     September 30,
                                                                2005              2004               2005              2004
                                                           ---------------   ----------------   ---------------   ----------------
Revenues:

    Premiums and policy fees                            $       3,997,169 $        4,171,717 $      12,518,890 $       13,305,825
    Reinsurance premiums and policy fees                         (607,827)          (782,045)       (2,095,616)        (2,370,341)
    Net investment income                                       2,587,341          2,865,198         7,377,305          7,431,129
    Realized investment gains (losses), net                        32,223             24,000         1,274,504            (68,754)
    Other income                                                  281,299            150,432           830,889            571,993
                                                           ---------------   ----------------   ---------------   ----------------
                                                                6,290,205          6,429,302        19,905,972         18,869,852

Benefits and other expenses:

    Benefits, claims and settlement expenses:
      Life                                                      4,737,004          4,440,973        13,241,084         14,788,618
      Reinsurance benefits and claims                            (448,984)          (467,371)       (1,118,686)        (1,826,283)
      Annuity                                                     273,958            272,237           792,209            841,870
      Dividends to policyholders                                  207,974            221,174           724,901            758,142
    Commissions and amortization of deferred
      policy acquisition costs                                    (58,377)            76,234          (116,821)           140,972
    Amortization of cost of insurance acquired                    633,306            468,444         1,562,162          1,402,862
    Operating expenses                                          1,309,983          1,319,472         4,189,547          4,148,933
    Interest expense                                                1,602             27,110             1,615             77,453
                                                           ---------------   ----------------   ---------------   ----------------
                                                                6,656,466          6,358,273        19,276,011         20,332,567

Gain (loss) before income taxes, minority interest
    and equity in earnings of investees                          (366,261)            71,029           629,961         (1,462,715)

Income tax credit (expense)                                        93,900            168,114           (24,854)           779,274
Minority interest in (income) loss of
    consolidated subsidiaries                                     (40,436)           (97,879)          (69,439)            17,351
                                                           ---------------   ----------------   ---------------   ----------------

Net income (loss)                                       $        (312,797)$          141,264 $         535,668 $         (666,090)
                                                           ===============   ================   ===============   ================

Basic income (loss) per share from continuing
    operations and net income (loss)                    $           (0.08)$             0.04 $            0.14 $            (0.17)
                                                           ===============   ================   ===============   ================

Diluted income (loss) per share from continuing
    operations and net income (loss)                    $           (0.08)$             0.04 $            0.14 $            (0.17)
                                                           ===============   ================   ===============   ================

Basic weighted average shares outstanding                       3,931,388          3,978,944         3,947,950          3,992,858
                                                           ===============   ================   ===============   ================

Diluted weighted average shares outstanding                     3,931,388          3,978,944         3,947,950          3,992,858
                                                           ===============   ================   ===============   ================

                            See accompanying notes.

                                    UTG, INC.
                                AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
            For the nine months ended September 30, 2005 (Unaudited)
------------------------------------------------------------------------------------------

Common stock
    Balance, beginning of year                                      $          79,315
    Change in stated value                                                    (75,350)
    Issued during year                                                              0
    Retired common shares                                                           0
    Purchase treasury shares                                                      (56)
                                                                      ----------------
    Balance, end of period                                                      3,909
                                                                      ----------------

Additional paid-in capital
    Balance, beginning of year                                             42,590,820
    Change in stated value                                                     75,350
    Issued during year                                                              0
    Retired common shares                                                           0
    Purchase treasury shares                                                 (380,972)
                                                                      ----------------
    Balance, end of period                                                 42,285,198
                                                                      ----------------

Accumulated deficit
    Balance, beginning of year                                             (4,897,572)
    Net income                                                                535,668       $         535,668
                                                                      ----------------        ----------------
    Balance, end of period                                                 (4,361,904)
                                                                      ----------------

Accumulated other comprehensive income
    Balance, beginning of year                                              6,678,542
    Other comprehensive income
      Unrealized holding loss on securities net of
        minority interest and reclassification adjustment                  (1,616,499)             (1,616,499)
                                                                      ----------------        ----------------
    Comprehensive income                                                                    $      (1,080,831)
                                                                                              ================
    Balance, end of period                                                  5,062,043
                                                                      ----------------

Total shareholders' equity, end of period                           $      42,989,246
                                                                      ================

                            See accompanying notes.

                                    UTG, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                                      Nine Months Ended
                                                                                 September 30,   September 30,
                                                                                    2005              2004
                                                                               ---------------   ---------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
  Net income (loss)                                                         $         535,668 $        (666,090)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Amortization/accretion of fixed maturities                                      500,567           422,964
      Realized investment (gains) losses, net                                      (1,274,504)           68,754
      Policy acquisition costs deferred                                               (21,000)           (3,000)
      Amortization of deferred policy acquisition costs                               240,424           251,035
      Amortization of cost of insurance acquired                                    1,562,162         1,402,862
      Depreciation                                                                  1,564,800         1,148,302
      Minority interest                                                             5,369,452         1,053,783
      Change in accrued investment income                                             (47,077)          188,279
      Change in reinsurance receivables                                               477,241           489,352
      Change in policy liabilities and accruals                                       724,964         1,023,914
      Charges for mortality and administration of
        universal life and annuity products                                        (6,844,673)       (7,003,228)
      Interest credited to account balances                                         3,979,380         4,044,649
      Change in income taxes payable                                                1,563,107          (889,413)
      Change in other assets and liabilities, net                                  (2,706,626)          490,453
                                                                               ---------------   ---------------
Net cash provided by operating activities                                           5,623,885         2,022,616

Cash flows from investing activities:
  Proceeds from investments sold and matured:
    Fixed maturities held for sale                                                 23,120,537        64,444,104
    Fixed maturities matured                                                        2,932,302        13,322,714
    Equity securities                                                               2,300,000            25,570
    Mortgage loans                                                                  4,436,316         7,880,037
    Real estate                                                                       216,052           207,010
    Policy loans                                                                    2,531,059         2,047,253
                                                                               ---------------   ---------------
  Total proceeds from investments sold and matured                                 35,536,266        87,926,688
  Cost of investments acquired:
    Fixed maturities held for sale                                                 (6,260,171)      (64,159,619)
    Fixed maturities                                                                 (493,359)       (1,387,598)
    Equity securities                                                                       0        (8,033,053)
    Mortgage loans                                                                (25,406,670)       (2,626,540)
    Real estate                                                                   (16,175,252)       (4,784,262)
    Policy loans                                                                   (2,381,072)       (1,810,024)
    Short-term                                                                         (1,434)             (322)
                                                                               ---------------   ---------------
  Total cost of investments acquired                                              (50,717,958)      (82,801,418)
  Purchase of property and equipment                                                  (23,433)          (13,342)
                                                                               ---------------   ---------------
Net cash provided by (used in) investing activities                               (15,205,125)        5,111,928

Cash flows from financing activities:
  Policyholder contract deposits                                                    6,529,533         6,926,298
  Policyholder contract withdrawals                                                (4,617,984)       (5,325,686)
  Proceeds from line of credit                                                      1,500,000         2,275,000
  Purchase of treasury stock                                                         (381,028)         (240,319)
  Payments of principal on notes payable                                           (1,500,000)       (4,564,776)
                                                                               ---------------   ---------------
Net cash provided by (used in) financing activities                                 1,530,521          (929,483)
                                                                               ---------------   ---------------

Net increase (decrease) in cash and cash equivalents                               (8,050,719)        6,205,061
Cash and cash equivalents at beginning of period                                   11,859,472         8,749,727
                                                                               ---------------   ---------------
Cash and cash equivalents at end of period                                  $       3,808,753 $      14,954,788
                                                                               ===============   ===============
                            See accompanying notes.

                           UTG, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying  consolidated  financial  statements have been prepared by UTG,
Inc. ("UTG") and its consolidated subsidiaries ("Company") pursuant to the rules and regulations of the Securities and Exchange Commission.  Although the Company
believes the disclosures  are adequate to make the information  presented not be misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated  financial statements and the notes thereto presented in the Company's  Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

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
Jesse T. Correll and certain  companies  controlled by Mr. Correll.  Mr. Correll
holds  a  majority   ownership  of  First  Southern   Funding  LLC,  a  Kentucky
corporation,  ("FSF") and First Southern  Bancorp,  Inc.  ("FSBI"),  a financial services  holding  company  that  owns  100% of  First  Southern  National  Bank
("FSNB"),  which  operates  in the  State  of  Kentucky.  Mr.  Correll  is Chief
Executive Officer and Chairman of the Board of Directors of UTG and is currently
UTG's  largest  shareholder  through  his  ownership  control  of FSF,  FSBI and affiliates.  At  September 30,  2005, Mr. Correll owns or controls  directly and indirectly approximately 66% of UTG's outstanding stock.

At September 30,  2005, consolidated  subsidiaries of UTG, Inc. were as depicted on the following organizational chart.

On July 1, 2005, United Trust Group, Inc., an Illinois corporation,  merged with and into its wholly-owned  subsidiary,  UTG, Inc. (UTG), a Delaware corporation, for the purpose of effecting a change in the  Company's  state of  incorporation from  Illinois to  Delaware.  The merger was  effected  pursuant to that certain
Agreement  and Plan of Merger  dated as of April 4, 2005,  which was approved by the boards of directors of both UTG and United Trust Group,  Inc. The merger was approved by the holders of two-thirds of the outstanding  shares of common stock of United Trust Group,  Inc. at the 2005 annual meeting of  shareholders on June
15, 2005, and by the sole stockholder of UTG, Inc. on June 15, 2005.

2. INVESTMENTS

As of  September 30,  2005 and  December 31,  2004,  fixed  maturities and fixed maturities  held  for  sale  represented  54% and  65%,  respectively,  of total invested  assets.  As  prescribed  by the  various  state  insurance  department statutes  and  regulations,  the  insurance  company's  investment  portfolio is required  to be  invested  in  investment  grade  securities  to  provide  ample protection for  policyholders.  In light of these statutes and regulations,  and the Company's business and investment  strategy,  the Company generally seeks to invest in United States  government and government  agency  securities and other high quality low risk investments. As of September 30,  2005, the carrying value of fixed  maturity  securities  in  default  as to  principal  or  interest  was immaterial in the context of consolidated  assets or shareholders'  equity.  The investments  held for sale are carried at market,  with  changes in market value directly charged to shareholders' equity. To provide additional  flexibility and liquidity,  the Company has  categorized  almost all fixed maturity  investments acquired since 2000 as available for sale.

3. NOTES PAYABLE

At September 30,  2005 and December 31,  2004, the Company had no long-term debt outstanding.

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

On June 1,  2005,  UG, a subsidiary  of the Company,  was extended a $ 3,300,000 line of credit from the FNBT.  The LOC was for a one-year  term from the date of issue. The interest rate on the LOC was variable and indexed to be the lowest of the U.S. prime rates as published in the Wall Street Journal,  with any interest rate  adjustments  to be made monthly.  During the quarter  ended  September 30,
2005,  UG  had  borrowings  from  the  LOC  of  $ 1,500,000  and  repayments  of
$ 1,500,000.  At September 30,  2005, the Company had no outstanding  borrowings attributable to this LOC.

On April 1,  2002, UTG was extended a $ 5,000,000  line of credit from Southwest
Bank of St. Louis.  The LOC expired one-year from the date of issue and has been renewed for  additional  terms.  As  collateral  for any draws under the line of credit,  UTG pledged 100% of the common stock of its insurance  subsidiary,  UG.
Borrowings  under  the LOC  bear  interest  at the  rate of  .25% in  excess  of
Southwest Bank of St. Louis' prime rate. At September 30,  2005, the Company had no outstanding borrowings attributable to this LOC.

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

The  purchase  price of  shares  repurchased  under the  stock  restriction  and buy-sell agreement shall be computed,  on a per share basis, equal to the sum of
(i) the  original  purchase  price paid to acquire such shares from UTG and (ii)
the  consolidated  statutory net earnings (loss) per share of such shares during the  period  from the end of the month  next  preceding  the month in which such shares  were  acquired  pursuant  to the  plan,  to the  end of the  month  next preceding  the  month  in  which  the  sale of such  shares  to UTG  occurs.  At
September 30,  2005,  UTG had 89,877 shares  outstanding  that were issued under this program with a value of $ 12.83 per share pursuant to the above formula.

B. Stock Repurchase Program

On June 5,  2001, the Board of Directors of UTG authorized the repurchase in the open  market or in  privately  negotiated  transactions  of up to $ 1 million of
UTG's common stock.  On June 16,  2004, an additional $ 1 million was authorized for repurchased shares. Repurchased shares are available for future issuance for general corporate purposes. Through October 31,  2005, UTG has spent $ 1,542,482 in the acquisition of 233,825 shares under this program.

C. Earnings Per Share Calculations

Earnings per share are based on the  weighted  average  number of common  shares outstanding  during each  period,  retroactively  adjusted to give effect to all stock splits, in accordance with Statement of Financial Accounting Standards No.
128. At  September 30,  2005,  diluted earnings per share were the same as basic earnings per share since UTG had no dilutive instruments outstanding.

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

On June 10,  2002 UTG and Fiserv  formed an alliance  between  their  respective organizations to provide third party  administration (TPA) services to insurance companies seeking business process outsourcing solutions.  Fiserv is responsible for the marketing and sales function for the alliance,  as well as providing the operations  processing  service  for the  Company.  The  Company  will staff the administration  effort. To facilitate the alliance, the Company plans to convert its  existing  business  and TPA clients to "ID3",  a software  system  owned by
Fiserv to  administer  an array of life,  health  and  annuity  products  in the insurance industry.  Fiserv is a unit of Fiserv, Inc. (Nasdaq: FISV) which is an independent, full-service provider of integrated data processing and information management  systems to the  financial  industry,  headquartered  in  Brookfield,
Wisconsin.  The Company began the conversion of its existing  insurance business to the "ID3" software system in February 2004. Also as part of this alliance,  a
liability   exists  which  is  contingent  on  the   completion  of  future  TPA
arrangements.  The balance remaining of this contingent  liability was $ 115,000 on September 30, 2005.

Also during June 2002, the Company entered into a five-year contract with Fiserv for services  related to its purchase of the "ID3"  software  system.  Under the contract,  the Company is  required  to pay a minimum of  $ 12,000  per month in software  maintenance  costs and $ 5,000 per month in offsite  data center costs for a five-year period from the date of the signing.

In the normal  course of business  the Company is involved  from time to time in various  legal  actions and other state and federal  proceedings.  There were no proceedings pending or threatened as of September 30, 2005.

6. OTHER CASH FLOW DISCLOSURE

On a cash basis,  the Company  paid  $ 1,615  and  $ 77,453 in interest  expense during the first nine months of 2005 and 2004,  respectively.  The Company  paid
$ 1,755 and $ 100,000 in federal income tax during the first nine months of 2005 and 2004, respectively.

7. CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial  institutions that at times may exceed federally  insured limits.  The Company  maintains its primary  operating cash accounts with First  Southern  National  Bank, an affiliate of UTG, and its largest  shareholder,  Chairman  and  CEO,  Jesse  Correll.  The  Company  holds approximately  $ 6,900 for which there are no pledges or guarantees outside FDIC insurance  limits.  The Company has not  experienced any losses in such accounts and believes it is not exposed to any  significant  credit risk on cash and cash equivalents.

8. COMPREHENSIVE INCOME

                                                                                    Tax
                                                                Before-Tax          (Expense)            Net of Tax
              September 30, 2005                                Amount              or Benefit           Amount
              ----------------------------------------------    ----------------    -----------------    ---------------

              Unrealized holding loss during
                   period                                   $       (2,495,765) $           872,518  $       (1,622,247)
              Less: reclassification adjustment
                   for losses realized in net income                     8,843               (3,095)              5,748
                                                                ----------------    -----------------    ---------------
              Net unrealized loss                                   (2,486,922)             870,423          (1,616,499)
                                                                ----------------    -----------------    ---------------
              Other comprehensive income                    $       (2,486,922) $           870,423  $       (1,616,499)
                                                                ================    =================    ===============

9. NEW ACCOUNTING STANDARDS

The Financial  Accounting  Standards  Board ("FASB")  issued  Statement No. 154,
Accounting for Changes and Error  Corrections - a replacement of APB Opinion No.
20 and FASB  Statement No. 3. The  statement  changes the  requirements  for the accounting  for and  reporting  of a change  in  accounting  principle.  It also applies  to changes  required  by an  accounting  pronouncement  in the  unusual instance that the pronouncement does not include specific transition provisions.
The statement is effective for accounting changes and corrections of errors made in fiscal years  beginning after December 15, 2005. The Company will account for all future changes and error  corrections in accordance with the requirements of
Statement No. 154.

10.RECLASSIFICATIONS

Certain  prior  year  amounts  have been  reclassified  to  conform  to the 2005 presentation.  Such  reclassifications  had no effect on previously reported net income or shareholders' equity.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated financial condition, changes in financial position and results of operations for the three months and nine months ended  September 30,  2005,  as compared to the same period of 2004, of UTG and its  subsidiaries.  This discussion and analysis supplements Management's Discussion and Analysis in Form 10-K for the year ended
December 31,  2004, and should be read in conjunction with the interim financial statements and notes that appear  elsewhere in this report.  The Company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of UTG and its subsidiaries at September 30, 2005.

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

We believe that these  policies  were applied in a consistent  manner during the first nine months of 2005.

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

Net  investment  income  decreased  less than 1% when  comparing  the first nine months of 2005 to the same period in 2004.  While  there has been a  significant increase in the national prime rate during the last several  months,  from 4.00%
to 6.75%, this has not been the driving factor in the stability of the Company's overall net investment  income.  Interest rates on long-term  bonds available in the marketplace have not experienced a similar increase. During 2004, management began to lengthen the  Company's  portfolio  while  maintaining  a  conservative investment philosophy. As such, following an analysis of current holdings during the first half of 2004, the Company liquidated approximately $ 64,444,000 of its bond  portfolio  in order to limit its  interest  rate and  extension  risk.  In addition,  there were  $ 13,322,000  in bonds that matured or were called during the first nine months of 2004. The result of these transactions caused an excess of cash invested in  short-term  money market funds during the first nine months of 2004.  Although this hurt  investment  earnings in the short run, the Company has not had to write off any investment losses due to excessive risk.

In response to the interest  rate  environment  in the bond market,  the Company increased  its  investment  in mortgage  loans.  The  balance of  mortgage  loan investments  increased from approximately  $ 20,722,000 at December 31,  2004 to
$ 40,395,000  at  September 30,  2005.  This has  allowed  the Company to obtain higher yields than available in the bond market,  lengthen the overall portfolio average life and still  maintain a  conservative  investment  portfolio.  During
2005, the Company issued $ 25,406,670 in new mortgage loans. These loans have an average loan to value rate of 50% and an average yield of 6.26%.

More  significant  than the  change in bond  income was the  performance  of the
Company's real estate  investments during the first nine months of 2005 compared to 2004. Net income from the Company's primary real estate holding improved more than  $ 367,000  in  comparing  the  first  nine  months  of 2005 to  2004.  The improvement  in real estate  investment  income is  principally  due to a higher occupancy lease rate resulting in increased earnings in Hampshire Plaza.

Net investment  income  decreased 10% when  comparing the third quarter  results from 2005 to the same  period in 2004.  The  decrease  in the third  quarter net investment  income,  when  comparing  2005 with the same period in 2004,  is the result of sales of timber in 2004 with  little  activity  in 2005.  Also,  while significant  improvements  in the income from the Company's  primary real estate holding have  occurred in 2005,  most of this  increase is  attributable  to the first six months of the year.

The Company's  investments are generally  managed to match related insurance and policyholder liabilities.  The comparison of investment return with insurance or investment  product crediting rates establishes an interest spread.  The Company monitors  investment  yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads, ranging from 1%
to 2%. The Company has lowered all rate-adjustable  products to their guaranteed minimums. The guaranteed minimum crediting rates on these products range from 3%
to 5.5%. If interest  rates were to decline,  the Company won't be able to lower rates,  and  both  net  investment  income  and  net  income  will  be  impacted negatively.

The Company realized investment gains of $ 1,274,504 in the first nine months of
2005 compared to net realized  investment losses of $ 68,754 for the same period in 2004. The net realized gains in 2005 were primarily the result of the sale of
2,216,776  shares of common stock owned of BNL  Financial  Corporation  ("BNL").
These shares represented  approximately  10.57% of the then current  outstanding shares of BNL and represent  all shares owned by UG. The shares were  reacquired by the issuing  entity for an agreed upon sales  price of  $ 2,300,000.  The net realized loss in 2004 is primarily  comprised of $ 93,969 in net realized losses
from  the  disposal  of  the  collateralized   mortgage  obligations  previously
discussed.  A quarterly  comparison shows realized  investment gains of $ 32,223 for the quarterly  period ended  September  30, 2005,  and $ 24,000 for the same period in 2004.  The net  realized  gain  during  the third  quarter  of 2005 is primarily attributable to the gain from the sale of one parcel real estate.

Other income  increased 45% when  comparing the first nine months of 2005 to the same period in 2004. Other income increased 87% when comparing the third quarter of 2005 to the same  period in 2004.  The  majority  of the revenue in this line item comes from the  Company  performing  administrative  work as a third  party administrator  ("TPA") for unaffiliated life insurance  companies,  and as such, receives monthly fees based on policy in force counts and certain other activity indicators  such as policy  applications  processed  and  agent  administration.
During the first nine months of 2005 and 2004,  the Company  received  $ 693,818 and $ 444,364  respectively,  for this work. These TPA revenue fees are included in the line item "other  income" on the  Company's  consolidated  statements  of operations.  During the second quarter of 2004, the Company reached an agreement with an insurance provider that provides approximately $ 300,000 in gross annual revenue for these  services.  The  agreement  began during the third  quarter of
2004.  In  addition,  Company  will begin  providing  additional  administrative services for this insurance  provider on November 1, 2005 that will increase the annual revenue by  approximately  $ 300,000.  The Company intends to continue to pursue other TPA  arrangements  through its alliance with Fiserv Life  Insurance
Solutions  (Fiserv LIS), to provide TPA services to insurance  companies seeking business  process  outsourcing  solutions.  Fiserv  LIS is  responsible  for the marketing  and sales  function for the  alliance,  as well as providing the data center operations. UTG will staff the administration effort. Management believes this  alliance  with Fiserv LIS  positions  the  Company to generate  additional revenues by utilizing  the Company's  current  excess  capacity,  administrative services,  and  implementation  of the new Fiserv LIS "ID3" software system.  In addition,  due to  ongoing  regulatory  changes  and the  fact  the  Company  is repositioning  itself for future growth; the Company believes  implementation of the "ID3"  software  system is critical in order to proceed in the Company's new direction of TPA services.  Fiserv LIS is a unit of Fiserv, Inc. (Nasdaq:  FISV)
which is an independent, full-service provider of integrated data processing and information  management  systems to the  financial  industry,  headquartered  in
Brookfield, Wisconsin.

(b)  Expenses

Life benefits,  claims and settlement  expenses net of reinsurance  benefits and claims,  decreased  6% in the first  nine  months of 2005  compared  to the same period  in 2004.  These  expenses  increased  8% for the third  quarter  of 2005 compared to the same period in 2004. Policy claims decreased $ 1,838,000 for the first nine months of 2005  compared to the same  period in 2004.  Policy  claims vary  from  year to year and  therefore,  fluctuations  in  mortality  are to be expected  and  are not  considered  unusual  by  management.  Policy  surrenders decreased  when  comparing  the first nine  months of 2005 to the same period in
2004.  Consequently,  the change in  reserves  decreased  due to a  leveling  of surrenders,  reduction  in premiums  and  decreased  interest  crediting  rates.
Overall,  reserves  continue to increase on in-force  policies as the age of the insured increases.

Commissions  and  amortization of deferred  policy  acquisition  costs decreased
$ 134,611  and  $ 257,793  for the three and nine months of 2005 compared to the same period in 2004,  respectively.  The most significant factor in the decrease is  attributable  to the Company  paying  fewer  commissions,  since the company writes  very little new  business  and  renewal  premiums  on existing  business continue to decline.  Commissions  paid will  continue to decline as the Company discontinued its association  with most of its agency force.  Depending upon the nature of the contract that the agent has with the Company, the agent may become vested;  a process  which allows them to continue to receive  commissions  for a certain period even after the agent has  discontinued  his association  with the
Company.  Over  time,  fewer and fewer  agents  have  remained  vested,  further reducing the commissions payable by the Company.  Another factor of the decrease is attributable to normal  amortization of the deferred policy acquisition costs asset.  The  Company  reviews the  recoverability  of the asset based on current trends and known events compared to the assumptions used in the establishment of the  original  asset.  No  impairments  were  recorded  in either of the periods reported.

Operating  expenses increased slightly in the first nine months of 2005 compared to the same period in 2004.  The  increase in  expenses is due  primarily  to an
increase  in  information   technology  costs  and  additional  personnel  costs
associated  with the increase in TPA revenues.  Excluding  these expense  items, expenses  declined due to reductions  made in the normal course of business,  as the Company  simplifies its  organizational  structure and continually  monitors expenditures  looking for savings  opportunities.  Operating  expenses decreased slightly in the third quarter of 2005 compared to the same period in 2004.

Interest expense  decreased 98% in the first nine months of 2005 compared to the same  period in 2004.  The  Company  repaid all  outside  debt in 2004,  through operating  cash  flows  and  dividends  received  from  its  subsidiary  UG.  At
September 30,  2005,  UTG had no debt  outstanding.  The Company paid $ 1,602 in interest during the third quarter of 2005 due to utilization of its LOC.

(c)  Net income

The  Company  had net  income of $  535,668  in the  first  nine  months of 2005 compared to a net loss of $ 666,090 for the same period in 2004.  The net income in 2005 was mainly attributable to the gain from the sale of the common stock of
BNL  during  the  second  quarter  of  2005.  The net  loss in 2004  was  mainly attributable to the decrease in investment income and premium income.

Financial Condition

The financial  condition of the Company has declined  since  December 31,  2004.
Total   shareholders'   equity   decreased   approximately   $ 1,462,000  as  of
September 30,  2005 compared to December 31,  2004. The decrease is attributable to the decline in market value of equity and bond  investments of  approximately
$ 1,616,000,  net of deferred taxes,  that was included in the accumulated other comprehensive  income.  This  decline  was  partially  offset  by the gain  from operations  described above. The Company purchased treasury shares in the amount of $ 381,028, which decreased shareholders' equity.

Investments represent approximately 81% and 78% of total assets at September 30,
2005 and  December 31,  2004,  respectively.  Accordingly,  investments  are the largest  asset group of the  Company.  The  Company's  insurance  subsidiary  is regulated by insurance  statutes and  regulations  as to the type of investments that it is  permitted  to make and the  amount of funds that may be used for any one type of investment. In light of these statutes and regulations, the majority of the  Company's  investment  portfolio is invested in high  quality,  low risk investments.

As of  September 30,  2005, the carrying  value of fixed maturity  securities in
default  as  to  principal  or  interest  was   immaterial  in  the  context  of
consolidated  assets  or  shareholders'   equity.  The  Company  has  identified
securities  it may sell and  classified  them as  "investments  held for  sale".
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
Cash and cash equivalents as a percentage of total assets were  approximately 1%
and 4% as of September 30,  2005, and  December 31,  2004,  respectively.  Fixed maturities as a percentage of total assets were  approximately 44% and 50% as of
September 30, 2005 and December 31, 2004, respectively.

Net cash provided by operating  activities was  $ 5,623,885  and $ 2,022,616 for the nine months ending September 30, 2005 and 2004, respectively.

Sources of operating cash flows of the Company, as with most insurance entities, is  comprised  primarily  of premiums  received on life  insurance  products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.

Premiums received have shown a steady decline  historically,  as the Company has not actively  marketed new products in several years.  Sources of operating cash flows  increased  approximately  $ 1,970,000  in 2005  compared  to  2004,  with investment gains representing  almost all of the increase.  See discussion under results of operations - revenues for a more  detailed  discussion of the changes in premiums and investment income.

The decline in operating cash sources has  historically  been offset by declines in policy  benefits  payments.  Cash  payments  for death claims  represent  the largest  component  of uses of cash  within  policy  benefits.  The  decline  in operating  cash  sources  has  historically  been  offset by  declines in policy
benefits  payments.   Uses  of  operating  cash  flows  declined   approximately
$ 1,060,000  in 2005 compared to 2004.  This decline is the result of a decrease in policy  benefit  payments.  See  discussion  under  results of  operations  -
expenses for a more  detailed  discussion  of changes in operating  expenses and policy benefits.

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

Net cash used in investing  activities  was  $ (15,205,125)  for the  nine-month period ending September 30, 2005. Net cash provided by investing  activities was
$ 5,111,928  for the  nine-month  period  ending  September  30, 2004.  The most significant  aspect of cash  provided by or used in investing  activities is the fixed maturity  transactions.  The Company had fixed maturities in the amount of
$ 23,120,537 and $ 64,444,104  that sold and matured in the first nine months of
2005  and  2004,  respectively.  This  is in  addition  to the  $ 2,932,302  and
$ 13,322,714  of the held to maturity  securities that matured in the first nine months  of 2005 and 2004,  respectively.  In  addition,  the  Company  purchased
$ 6,753,530 and $ 65,547,217 of fixed maturities in 2005 and 2004, respectively.
Also, the investment in mortgage loans  increased from  $ 2,626,540 in the first nine  months of 2004 to  $ 25,406,670  in the same  period of 2005.  The Company invested  $ 16,175,252  in real  estate  during the first  nine  months of 2005, compared to $ 2,626,540 for the same period of 2004.

Net cash provided by financing  activities  was  $ 1,530,521  for the nine month period ending  September  30, 2005.  Net cash used in financing  activities  was
$ (929,483)  for the nine month period ending  September 30, 2004.  Policyholder contract deposits  decreased 6% in the first nine months of 2005 compared to the same period in 2004.  Policyholder  contract  withdrawals  decreased  13% in the first nine months of 2005 compared to the same period in 2004.

At September 30, 2005 and 2004, the Company had no short-term debt outstanding.

UTG is a holding  company that has no day-to-day  operations  of its own.  Funds required to meet its expenses,  generally costs  associated with maintaining the company in good  standing with states in which it does  business,  are primarily provided  by its  subsidiaries.  On a parent  only  basis,  UTG's  cash  flow is dependent  on  management  fees  received  from its  subsidiaries  and  earnings received on cash  balances.  At  September 30,  2005,  substantially  all of the consolidated shareholders equity represents net assets of its subsidiaries.  The
Company's  insurance  subsidiary has maintained  adequate  statutory capital and surplus and has not used  surplus  relief or financial  reinsurance,  which have come under  scrutiny by many state  insurance  departments.  The payment of cash dividends  to  shareholders  is  not  legally  restricted.  However,  the  state insurance  department  regulates  insurance  company dividend payments where the company is domiciled.

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

Regulatory Environment

In March 2005,  UTG's Board of Directors  adopted a proposal to change the state of incorporation of UTG from Illinois to Delaware by merging UTG with and into a wholly-owned  Delaware subsidiary (the "reincorporation  merger").  The Board of
Directors and management of UTG believe that  reincorporation  to Delaware would
be  beneficial  to  the  Company   because   Delaware   corporate  law  is  more
comprehensive,   widely  used  and  extensively  interpreted  than  other  state corporate laws,  including  Illinois corporate law. The  reincorporation  merger will effect only a change in UTG's legal domicile and certain other changes of a legal nature.  It will not result in any change in UTG's  business,  management, fiscal year, assets or liabilities or location of its principal  facilities.  At
the  2005  annual  meeting  of  shareholders,   the  shareholders  approved  the
reincorporation merger to be effective July 1, 2005.

Accounting Developments

The Financial  Accounting  Standards  Board ("FASB")  issued  Statement No. 154,
Accounting for Changes and Error  Corrections - a replacement of APB Opinion No.
20 and FASB  Statement No. 3. The  statement  changes the  requirements  for the accounting  for and  reporting  of a change  in  accounting  principle.  It also applies  to changes  required  by an  accounting  pronouncement  in the  unusual instance that the pronouncement does not include specific transition provisions.
The statement is effective for accounting changes and corrections of errors made in fiscal years  beginning after December 15, 2005. The Company will account for all future changes and error  corrections in accordance with the requirements of
Statement No. 154.

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

Interest rate risk

The  Company's  exposure to interest  rate changes  results  from a  significant holding of fixed maturity  investments and mortgage loans on real estate, all of
which   comprised   approximately   70%  of  the  investment   portfolio  as  of
September 30,  2005. These investments are mainly exposed to changes in treasury
rates.  The  fixed  maturities   investments   include  U.S.  government  bonds,
securities issued by government  agencies,  mortgage-backed  bonds and corporate bonds. Approximately 79% of the fixed maturities owned at September 30, 2005 are instruments  of the United States  government  or are backed by U.S.  government agencies or private  corporations  carrying  the  implied  full faith and credit backing of the U.S. government.

To manage interest rate risk, the Company performs periodic projections of asset
and  liability  cash  flows  to  evaluate  the  potential   sensitivity  of  the
investments and liabilities.  Management assesses interest rate sensitivity with
respect  to  the   available-for-sale   fixed   maturities   investments   using
hypothetical  test  scenarios  that assume either  upward or downward  100-basis point shifts in the prevailing  interest rates.  The following  tables set forth the  potential  amount of  unrealized  gains  (losses)  that  could be caused by
100-basis  point  upward and  downward  shifts on the  available-for-sale  fixed maturities investments as of September 30, 2005:

        Decreases in Interest Rates                Increases in Interest Rates
        ----------------------- ------------------ ----------------- ---------------------- -----------------------
              200 Basis               100 Basis          100 Basis         200 Basis              300 Basis
                Points                  Points             Points            Points                 Points
        ----------------------- ------------------ ----------------- ---------------------- -----------------------
             $ 6,186,000             $ 3,793,000        $ (6,452,000)     $ (11,819,000)         $ (17,041,000)
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

There are no fixed maturities or other investment that management  classifies as trading instruments. At September 30,  2005 and December 31, 2004, there were no investments in derivative instruments.

The Company had no long-term debt, capital lease obligations, material operating lease obligations or purchase obligations outstanding as of September 30, 2005.

Future policy  benefits  reflected as  liabilities of the Company on its balance sheet as of September 30,  2005, represent actuarial estimates of liabilities of future  policy  obligations  such as  expected  death  claims  on the  insurance policies  in force as of the  financial  reporting  date.  The  following  table provides information about the Company's estimated future policy obligations.

     ---------------------------- ----------------- ---------------- ----------------- ----------------- ----------------
                                       2006              2007             2008              2009              2010
     ---------------------------- ----------------- ---------------- ----------------- ----------------- ----------------

     ---------------------------- ----------------- ---------------- ----------------- ----------------- ----------------
       Future policy benefits           $17,200           $17,200          $17,200           $17,200           $17,200
     ---------------------------- ----------------- ---------------- ----------------- ----------------- ----------------

These are  estimates of future policy  benefits  presented are based on historic trend analysis and actuarially  determined  estimates of future results.  Actual results could vary  significantly  from these estimates  resulting in a material impact on the Company's liquidity and financial condition.

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

NONE

ITEM 5. OTHER INFORMATION.

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   11. Exhibits

Exhibit Number             Description

     2.1  Articles  of  Merger  of  United  Trust  Group,   Inc.,   An  Illinois
          Corporation with and into UTG, Inc., A Delaware  Corporation  dated as of July 1, 2005, including exhibits thereto.

     3.1  Articles  of  Incorporation  of  the  Registrant  and  all  amendments thereto.

     3.2  By-Laws for the Registrant and all amendments thereto.

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

     32.2 Certificate of Theodore C. Miller,  Chief  Financial  Officer,  Senior
          Vice President and Corporate Secretary of UTG, as required pursuant to
          18 U.S.C. Section 1350

   12. REPORTS ON FORM 8-K

On July 1,  2005,  UTG filed a report on Form 8-K  regarding  Item 3.03 Material
Modification to Rights of Security Holders.  The information reported in the 8-K discussed  the  merger of the  United  Trust  Group,  Inc.  (UTG),  an  Illinois
corporation,  with and into its wholly-owned subsidiary, UTG, Inc. (UTG, Inc), a
Delaware  corporation,  for the purpose of  effecting a change in the  Company's state of incorporation from Illinois to Delaware.

On  September 21,  2005,  UTG  filed a report  on Form 8-K  regarding  Item 4.01
Changes in Registrant's  Certifying Accountant.  The information reported in the
8-K discussed the dismissal of the Registrant's  independent  registered  public account firm effective at the conclusion of its review of the Registrant's third quarter financial statements.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                   UTG, INC.
                                  (Registrant)

Date:   November 9, 2005                   By  /s/ Randall L. Attkisson

                                               Randall L. Attkisson
                                               President, Chief Operating Officer
                                                  and Director

Date:   November 9, 2005                   By  /s/ Theodore C. Miller

                                               Theodore C. Miller
                                               Senior Vice President
                                                  and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit Number             Description

     2.1  Articles  of  Merger  of  United  Trust  Group,   Inc.,   An  Illinois
          Corporation with and into UTG, Inc., A Delaware  Corporation  dated as of July 1, 2005, including exhibits thereto.

     3.1  Articles  of  Incorporation  of  the  Registrant  and  all  amendments thereto.

     3.2  By-Laws for the Registrant and all amendments thereto.

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