Form 10-Q/A
period 2005-06-20
UTG INC
filed 2005-11-17
CIK 832480

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

                           UTG, INC. AND SUBSIDIARIES

                                  FORM 10-Q/A
                               (Amendment No. 1)

AMENDED IN ITS ENTIRETY - THE JUNE 30, 2005 FORM 10-Q AS FILED August 11, 2005.

UTG,  Inc. is filing this  Amendment  No. 1 to Quarterly  Report on Form 10-Q to reflect an adjustment in gain from the sale of 2,216,776  shares of common stock owned of BNL  Financial  Corporation  from the Form 10-Q filed by UTG,  Inc.  on
August 11, 2005. The effects of this change have been  reflected  throughout the
Form  10-Q.  No other  amendments  or  changes to the Form 10-Q are made by this
Amendment No. 1 to Form 10-Q.

                           UTG, INC. AND SUBSIDIARIES
                                (The "Company")

                               TABLE OF CONTENTS

PART 1.   FINANCIAL INFORMATION................................................4

   Item 1.  Financial Statements...............................................4

     Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004.....4
     Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004..........................................5
     Consolidated Statement of Changes in Shareholders' Equity for the
         six months ended June 30, 2005........................................6
     Consolidated Statements of Cash Flows for the six months ended
         June 30, 2005 and 2004................................................7
     Notes to Consolidated Financial Statements................................8

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets (Unaudited)
-----------------------------------------------------------------------------------------------------------------------

                                                                                   June 30,            December 31,
                   ASSETS                                                            2005                  2004*
                                                                               ------------------    ------------------

Investments:
    Fixed maturities at amortized cost
      (market $9,637,615 and $12,097,708)                                   $          9,577,567  $         11,973,415
    Investments held for sale:
      Fixed maturities, at market (cost $134,519,452 and $147,217,453)               135,438,744           148,193,887
      Equity securities, at market (cost $14,184,971 and $15,216,214)                 23,623,214            24,399,172
    Mortgage loans on real estate at amortized cost                                   32,129,367            20,722,415
    Investment real estate, at cost, net of accumulated depreciation                  28,590,899            28,192,081
    Policy loans                                                                      12,769,296            12,844,748
    Short-term investments                                                                39,854                39,489
                                                                               ------------------    ------------------
                                                                                     242,168,941           246,365,207

Cash and cash equivalents                                                             17,135,724            11,859,472
Securities of affiliate                                                                4,000,000             4,000,000
Accrued investment income                                                              1,623,848             1,678,393
Reinsurance receivables:
    Future policy benefits                                                            32,086,779            32,422,529
    Policy claims and other benefits                                                   3,823,306             3,959,569
Cost of insurance acquired                                                            11,818,676            12,747,532
Deferred policy acquisition costs                                                      1,552,314             1,685,263
Property and equipment, net of accumulated depreciation                                2,061,307             2,172,636
Income taxes receivable, current                                                         168,998               181,683
Other assets                                                                             617,818               795,800
                                                                               ------------------    ------------------
        Total assets                                                        $        317,057,711  $        317,868,084
                                                                               ==================    ==================

           LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits                                                      $        235,422,105  $        235,592,973
Policy claims and benefits payable                                                     1,829,032             1,879,566
Other policyholder funds                                                               1,264,294             1,323,668
Dividend and endowment accumulations                                                  12,575,886            12,526,390
Deferred income taxes                                                                  8,737,823             8,561,010
Other liabilities                                                                      5,755,684             7,405,434
                                                                               ------------------    ------------------
        Total liabilities                                                            265,584,824           267,289,041
                                                                               ------------------    ------------------
Minority interests in consolidated subsidiaries                                        6,156,954             6,127,938
                                                                               ------------------    ------------------

Shareholders' equity:
Common stock - no par value, stated value $.02 per share
Authorized 7,000,000 shares - 3,947,003 and 3,965,533 shares issued
    after deducting treasury shares of 246,239 and 227,709                                78,947                79,315
Additional paid-in capital                                                            42,478,759            42,590,820
Accumulated deficit                                                                   (4,049,107)           (4,897,572)
Accumulated other comprehensive income                                                 6,807,334             6,678,542
                                                                               ------------------    ------------------
        Total shareholders' equity                                                    45,315,933            44,451,105
                                                                               ------------------    ------------------
        Total liabilities and shareholders' equity                          $        317,057,711  $        317,868,084
                                                                               ==================    ==================

* Balance sheet audited at December 31, 2004.

                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                  Three Months Ended                    Six Months Ended
                                                              June 30,          June 30,           June 30,          June 30,
                                                                2005              2004               2005              2004
                                                           ---------------   ----------------   ---------------   ----------------
Revenues:

    Premiums and policy fees                            $       4,316,761 $        4,513,150 $       8,521,721 $        9,134,108
    Reinsurance premiums and policy fees                         (795,524)          (841,483)       (1,487,789)        (1,588,296)
    Net investment income                                       2,356,705          2,734,854         4,789,964          4,565,931
    Realized investment gains (losses), net                     1,260,339               (619)        1,242,281            (92,754)
    Other income                                                  280,753            201,301           549,590            421,561
                                                           ---------------   ----------------   ---------------   ----------------
                                                                7,419,034          6,607,203        13,615,767         12,440,550

Benefits and other expenses:

    Benefits, claims and settlement expenses:
      Life                                                      3,634,033          5,474,567         8,504,080         10,347,645
      Reinsurance benefits and claims                            (365,406)        (1,091,949)         (669,702)        (1,358,912)
      Annuity                                                     268,183            288,938           518,251            569,633
      Dividends to policyholders                                  240,920            251,736           516,927            536,968
    Commissions and amortization of deferred
      policy acquisition costs                                    (75,815)            39,322           (58,444)            64,738
    Amortization of cost of insurance acquired                    463,293            466,550           928,856            934,418
    Operating expenses                                          1,622,680          1,432,013         2,879,564          2,829,461
    Interest expense                                                    0             24,709                13             50,343
                                                           ---------------   ----------------   ---------------   ----------------
                                                                5,787,888          6,885,886        12,619,545         13,974,294

Gain (loss) before income taxes, minority interest
    and equity in earnings of investees                         1,631,146           (278,683)          996,222         (1,533,744)

Income tax credit (expense)                                      (212,657)           489,652          (118,754)           611,160
Minority interest in (income) loss of
    consolidated subsidiaries                                     (23,456)          (144,128)          (29,003)           115,230
                                                           ---------------   ----------------   ---------------   ----------------

Net income (loss)                                       $       1,395,033 $           66,841 $         848,465 $         (807,354)
                                                           ===============   ================   ===============   ================

Basic income (loss) per share from continuing
    operations and net income (loss)                    $            0.35 $             0.02 $            0.21 $            (0.20)
                                                           ===============   ================   ===============   ================

Diluted income (loss) per share from continuing
    operations and net income (loss)                    $            0.35 $             0.02 $            0.21 $            (0.20)
                                                           ===============   ================   ===============   ================

Basic weighted average shares outstanding                       3,952,164          3,980,811         3,956,368          3,983,358
                                                           ===============   ================   ===============   ================

Diluted weighted average shares outstanding                     3,952,164          3,980,811         3,956,368          3,983,358
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
------------------------------------------------------------------------------------------------------------------

Common stock
    Balance, beginning of year                                      $            79,315
    Issued during year                                                                0
    Retired common shares                                                             0
    Purchase treasury shares                                                       (368)
                                                                      ------------------
    Balance, end of period                                                       78,947
                                                                      ------------------

Additional paid-in capital
    Balance, beginning of year                                               42,590,820
    Issued during year                                                                0
    Retired common shares                                                             0
    Purchase treasury shares                                                   (112,061)
                                                                      ------------------
    Balance, end of period                                                   42,478,759
                                                                      ------------------

Accumulated deficit
    Balance, beginning of year                                               (4,897,572)
    Net income                                                                  848,465       $           848,465
                                                                      ------------------        ------------------
    Balance, end of period                                                   (4,049,107)
                                                                      ------------------

Accumulated other comprehensive income
    Balance, beginning of year                                                6,678,542
    Other comprehensive income
      Unrealized holding loss on securities net of
        minority interest and reclassification adjustment                       128,792                   128,792
                                                                      ------------------        ------------------
    Comprehensive income                                                                      $           977,257
                                                                                                ==================
    Balance, end of period                                                    6,807,334
                                                                      ------------------

Total shareholders' equity, end of period                           $        45,315,933
                                                                      ==================

                            See accompanying notes.

                            UNITED TRUST GROUP, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------------------------------------------

                                                                                          Six Months Ended
                                                                                     June 30,           June 30,
                                                                                       2005               2004
                                                                                  ---------------    ---------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
  Net income (loss)                                                            $         848,465  $        (807,354)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Amortization/accretion of fixed maturities                                         355,026            291,407
      Realized investment (gains) losses, net                                         (1,242,281)            92,754
      Policy acquisition costs deferred                                                  (14,000)            (9,000)
      Amortization of deferred policy acquisition costs                                  146,949            149,690
      Amortization of cost of insurance acquired                                         928,856            934,418
      Depreciation                                                                     1,039,090            599,885
      Minority interest                                                                   29,016            955,913
      Change in accrued investment income                                                 54,545            257,808
      Change in reinsurance receivables                                                  472,013            231,415
      Change in policy liabilities and accruals                                          345,217            891,705
      Charges for mortality and administration of
        universal life and annuity products                                           (4,577,979)        (4,703,525)
      Interest credited to account balances                                            2,673,277          2,710,746
      Change in income taxes payable                                                   1,088,737           (611,928)
      Change in other assets and liabilities, net                                     (1,470,358)          (796,845)
                                                                                  ---------------    ---------------
Net cash provided by operating activities                                                676,573            187,089

Cash flows from investing activities:
  Proceeds from investments sold and matured:
    Fixed maturities held for sale                                                    17,699,090         47,830,852
    Fixed maturities matured                                                           2,800,406         10,627,244
    Equity securities                                                                  2,300,000                  0
    Mortgage loans                                                                     2,459,517          6,712,921
    Real estate                                                                                0             87,141
    Policy loans                                                                       1,811,434          1,434,554
                                                                                  ---------------    ---------------
  Total proceeds from investments sold and matured                                    27,070,447         66,692,712
  Cost of investments acquired:
    Fixed maturities held for sale                                                    (5,268,921)       (48,702,180)
    Fixed maturities                                                                    (493,359)        (1,387,595)
    Equity securities                                                                          0         (8,033,053)
    Mortgage loans                                                                   (13,892,440)        (1,176,737)
    Real estate                                                                       (2,276,634)        (3,817,178)
    Policy loans                                                                      (1,735,982)        (1,210,886)
    Short-term                                                                              (234)              (214)
                                                                                  ---------------    ---------------
  Total cost of investments acquired                                                 (23,667,570)       (64,327,843)
  Purchase of property and equipment                                                     (18,974)            (9,977)
                                                                                  ---------------    ---------------
Net cash provided by investing activities                                              3,383,903          2,354,892

Cash flows from financing activities:
  Policyholder contract deposits                                                       4,431,978          4,735,116
  Policyholder contract withdrawals                                                   (3,103,773)        (3,645,819)
  Proceeds from line of credit                                                                 0          2,275,000
  Purchase of treasury stock                                                            (112,429)           (67,058)
  Payments of principal on notes payable                                                       0         (2,289,776)
                                                                                  ---------------    ---------------
Net cash provided by financing activities                                              1,215,776          1,007,463
                                                                                  ---------------    ---------------

Net increase in cash and cash equivalents                                              5,276,252          3,549,444
Cash and cash equivalents at beginning of period                                      11,859,472          8,749,727
                                                                                  ---------------    ---------------
Cash and cash equivalents at end of period                                     $      17,135,724  $      12,299,171
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

B.   Stock Repurchase Program

On June 5,  2001, the Board of Directors of UTG authorized the repurchase in the open  market or in  privately  negotiated  transactions  of up to $ 1 million of
UTG's common stock.  On June 16,  2004, an additional $ 1 million was authorized for repurchased shares. Repurchased shares are available for future issuance for general corporate purposes.  Through July 30, 2005, UTG has spent $ 1,283,573 in the acquisition of 197,182 shares under this program.

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

8.   COMPREHENSIVE INCOME

                                                                                    Tax
                                                                Before-Tax          (Expense)            Net of Tax
              June 30, 2005                                     Amount              or Benefit           Amount
              ----------------------------------------------    ----------------    -----------------    ---------------

              Unrealized holding gain during
                   period                                   $        1,678,286  $           587,400  $        1,090,886
              Less: reclassification adjustment
                   for gains realized in net income                  1,480,145              518,051             962,094
                                                                ----------------    -----------------    ---------------
              Net unrealized gain                                      198,142               69,350             128,792
                                                                ----------------    -----------------    ---------------
              Other comprehensive income                    $          198,142  $            69,350  $          128,792
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

The Company realized  investment gains of $ 1,242,281 in the first six months of
2005 compared to net realized  investment losses of $ 92,754 for the same period in 2004. The net realized gains in 2005 were primarily the result of the sale of
2,216,776  shares of common stock owned of BNL  Financial  Corporation  ("BNL").
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

(c)  Net income

The Company had a net gain of $ 848,465 in the first six months of 2005 compared to a net loss of $ 807,354 for the same period in 2004. The net gain in 2005 was mainly  attributable to the gain from the sale of the common stock of BNL during the second quarter of 2005. The net loss in 2004 was mainly  attributable to the decrease in investment income and premium income.

Financial Condition

The financial  condition of the Company has improved  since  December 31,  2004.
Total shareholders' equity increased approximately $ 864,828 as of June 30, 2005 compared to  December 31,  2004. The increase is  attributable  to the gain from operations,  as described  above.  In  addition,  equity  investments  increased approximately  $ 479,000,  net of  deferred  taxes,  that  was  included  in the accumulated other comprehensive income. The Company purchased treasury shares in the amount of $ 112,429, which decreased shareholders' equity.

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

                                   UTG, INC.
                                  (Registrant)

Date:   November 17, 2005                 By  /s/ Randall L. Attkisson

                                              Randall L. Attkisson
                                              President, Chief Operating Officer
                                                 and Director

Date:   November 17, 2005                 By  /s/ Theodore C. Miller

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