Form 10-K
period 2005-12-31
UTG INC
filed 2006-03-22
CIK 832480

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
     [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2005
                                       or
     [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to ______________

Commission File Number 0-16867

                                   UTG, INC.
             (Exact name of registrant as specified in its charter)
ILLINOIS                                                              20-2907892
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

5250 South Sixth Street, Springfield, IL                                   62703
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

                               Title of each class
                   Common Stock, stated value $ .001 per share

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

As  of  June  30,  2005,  shares  of  the  Registrant's  common  stock  held  by non-affiliates  (based upon the price of the last sale of $ 5.50 per share), had an aggregate market value of approximately $ 6,923,769.

At February 10, 2006 the Registrant had 3,900,107  outstanding  shares of Common
Stock, stated value $ .001 per share.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                   UTG, INC.
                                   FORM 10-K
                          YEAR ENDED DECEMBER 31, 2005

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
                 MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES............17
   ITEM 6.   SELECTED FINANCIAL DATA..........................................19
   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

   ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

   ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..70

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

OVERVIEW

UTG, Inc. (the "Registrant" or "UTG") was originally incorporated in 1984, under the name United Trust, Inc. under the laws of the State of Illinois, to serve as
an  insurance  holding  company.   The  Registrant  and  its  subsidiaries  (the
"Company") have only one significant  industry segment - insurance.  The current name, UTG, Inc., and state of incorporation,  Delaware, were adopted during 2005 through a merger transaction. The Company's dominant business is individual life insurance, which includes the servicing of existing insurance business in force, the  solicitation  of new individual  life  insurance,  the acquisition of other companies in the insurance business,  and the administration  processing of life insurance business for other entities.

At December 31,  2005, significant majority-owned subsidiaries of the Registrant were as depicted on the following organizational chart:

This document at times will refer to the Registrant's largest  shareholder,  Mr.
Jesse T. Correll and certain  companies  controlled by Mr. Correll.  Mr. Correll
holds  a  majority   ownership  of  First  Southern   Funding  LLC,  a  Kentucky
corporation, (FSF) and First Southern Bancorp, Inc. (FSBI), a financial services holding  company.  FSBI operates  through its 100% owned  subsidiary bank, First
Southern National Bank (FSNB). Banking activities are conducted through multiple locations  within  south-central  and  western  Kentucky.  Mr.  Correll is Chief
Executive Officer and Chairman of the Board of Directors of UTG and is currently
UTG's  largest  shareholder  through  his  ownership  control  of FSF,  FSBI and affiliates.  At  December 31,  2005, Mr.  Correll owns or controls  directly and indirectly approximately 67% of UTG's outstanding stock.

UTG is a life insurance holding company.  The focus of UTG is the acquisition of other  companies in similar  lines of business and  management  of the insurance subsidiary.  UTG has no activities outside the life insurance focus. The UTG has a history of acquisitions and  consolidation  in which life insurance  companies were involved.

UG is a wholly owned life insurance  subsidiary of UTG domiciled in the State of
Ohio,  which operates in the individual  life  insurance  business.  The primary focus of the  insurance  company has been the  servicing  of existing  insurance business in force. In addition,  UG provides insurance  administrative  services for other non-related entities.

REC is a wholly owned subsidiary of UTG, which was  incorporated  under the laws of the State of Delaware on June 1, 1971, as a securities broker dealer. REC was established as an aid to life insurance sales.  Policyholders could have certain policy benefits such as annual dividends  automatically  transferred to a mutual fund if they elected.  REC acts as an agent for its customers by placing  orders of  mutual  funds  and  variable  annuity  contracts,  which  are  placed in the customers' names. The mutual fund shares and variable annuity accumulation units are held by the respective custodians.  The only financial involvement of REC is through receipt of commission (load).  REC functions at a minimum  broker-dealer level. It does not maintain any of its customer  accounts nor receives  customer funds directly.  Operating activity of REC accounted for approximately  $ 15,000 of earnings in the current year.

NORTH  PLAZA is a wholly  owned  subsidiary  of UG,  which  owns for  investment purposes,  various  real  estate  properties  including  a  shopping  center  in
Somerset, Kentucky,  approximately 14,000 acres of timberland in Kentucky, and a
50% partnership  interest in an additional 11,000 acres of Kentucky  timberland.
North  Plaza  has a total  book  value of  approximately  $9,835,000.  Operating activity of North Plaza  accounted for  approximately  $ (59,000) of earnings in the current year.

HAMPSHIRE  PLAZA is a 67% owned  subsidiary  of UG,  which  owns for  investment purposes,  a property  consisting  of a 254,228  square foot office  tower,  and
72,382 square foot attached retail plaza totaling 326,610 square feet along with an  attached  349  space  parking  garage,  in  Manchester,  New  Hampshire.  At
December 31,  2005, the entity had  approximately  $ 15,855,000 of total assets.
Operating  activity of Hampshire Plaza accounted for approximately  $ 991,000 of earnings in the current year.

HP GARAGE is a 67% owned subsidiary of UG, which owns for investment purposes, a property  consisting  of a 578  space  parking  garage,  in  New  Hampshire.  At
December 31,  2005,  the entity had  approximately  $ 3,381,000 of total assets.
Operating  activity  of HP Garage  accounted  for  approximately  $ (29,000)  of earnings in the current year.

HISTORY

UTG was incorporated  December 14, 1984, as an Illinois  corporation  through an intrastate  public offering under the name United Trust,  Inc.  (UTI).  Over the years, UTG acquired several additional holding and life insurance companies. UTG streamlined and simplified the corporate  structure  following the  acquisitions through  dissolution of  intermediate  holding  companies and mergers of several life insurance companies.

In March 2005,  UTG's Board of Directors  adopted a proposal to change the state of incorporation of UTG from Illinois to Delaware by merging UTG with and into a
wholly-owned   Delaware   subsidiary   (the   "reincorporation   merger").   The
reincorporation  merger  effected  only a change  in UTG's  legal  domicile  and certain other changes of a legal  nature.  The Board of Directors  submitted the reincorporation  proposal to its  shareholders  for  approval at the 2005 annual meeting of shareholders, which was approved subsequently and affected on July 1,
2005.

PRODUCTS

UG's current  product  portfolio  consists of a limited number of life insurance product offerings.  All of the products are individual life insurance  products, with design variations from each other to provide choices to the customer. These variations  generally  center  around the length of the premium  paying  period, length of the coverage period and whether the product  accumulates cash value or not. The products are designed to be competitive in the marketplace.

UG offers a universal  life policy  referred to as the  "Legacy"  product.  This product was designed for use with several  distribution  channels  including the
Company's  own internal  agents,  bank  agent/employees  and through  personally producing general agents "PPGA".  This policy is issued for ages 0 - 65, in face amounts with a minimum of $ 25,000.  The Legacy  product has a current  declared interest rate of 4.0%,  which is equal to its guaranteed  rate. After five years the  guaranteed  rate drops to 3.0%.  During the first five years the policy fee will be $ 6.00 per month on face amounts less than $ 50,000 and $ 5.00 per month for larger  amounts.  After the first five years the Company may  increase  this rate but not more than  $ 8.00 per month.  The policy has other  loads that vary based upon issue age and risk classification.  Partial withdrawals, subject to a remaining  minimum $ 500 cash surrender value and a $ 25 fee, are allowed once a year after the first  duration.  Policy loans are  available at 7.4% interest in advance.  The policy's accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan.  Surrender  charges are based on a  percentage  of  target  premiums  starting  at 100% for years 1 and 2 then grading downward to zero in year 5.

Also  available are a number of traditional  whole life policies.  The Company's
"Ten Pay Whole  Life"  insurance  product  has a level  face  amount.  The level premium is payable for the first ten policy years.  This policy is available for issue ages 0-65,  and has a minimum  face amount of $10,000.  This policy can be used in  conversion  situations,  where  it is  available  up to age 75 and at a minimum face amount of $5,000. There is no policy fee.

The "Preferred  Whole Life"  insurance  product also has a level face amount and level premium, although the premiums are payable for life on this product. Issue ages are 0-65 and the minimum  face  amount is $25,000.  There is no policy fee.
Unlike  the Ten  Pay,  this  product  has  several  optional  riders  available:
Accidental Death rider,  Children's Term Insurance rider, Terminal Illness rider and/or Waiver of Premium rider.

The  "Tradition"  is a fixed premium whole life insurance  policy.  Premiums are level and payable for life.  Issue ages are 0-80. The minimum face amount is the greater of $10,000 or the amount of coverage  provided by a $100 annual premium.
There is a $30 policy  fee.  This  product has the same  optional  riders as the
Preferred Whole Life, listed above.

Our newest  product is called "Kid Kare".  This is a single  premium  level term policy to age 21. The  product  is sold in units,  with one unit equal to a face amount of $5,000 for a single  premium of $250.  The policy is issued  from ages
0-15 and has conversion privileges at age 21. There is no policy fee.

The "Horizon Annuity"  completes our product  portfolio.  This product is issued for ages 0-80.  The  minimum  annual  premium in the first year is $2,000,  with premiums  being optional in all other years.  There is a maintenance  fee of $18 beginning in the second policy year.  This fee is waived if the annuity value is at least  $2,000.  This policy has a decreasing  surrender  charge for the first five years of the contract.

The Company is currently  developing  a decreasing  term policy and a level term policy.  The decreasing  term policy will be convertible to age 65 or the policy anniversary  prior to  expiry.  Terms  of 10,  15,  20 25 and 30  years  will be available.  Each term  period  has its own issue age  criteria.  The level  term policy will be renewable to age 70 and convertible to age 65. Issue ages for the level term policy will be 18-60.  Design of these  products has been  completed.
The  products  are  currently  in various  stages of filing and  approval in the states UG is licensed.

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

The  Company  has a variety of  policies  in force  different  from those  being marketed.  Interest  sensitive  products,  including  universal  life and excess interest  whole life ("fixed  premium UL"),  account for 60% of the insurance in force.  Approximately  19% of the insurance in force is participating  business, which  represents  policies under which the policy owner shares in the insurance company's  statutory  divisible surplus.  The Company's average persistency rate for its  policies  in  force  for  2005 and  2004  has  been  95.8%  and  94.6%,
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
Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Massachusetts,  Minnesota,
Mississippi,  Missouri,  Montana,  Nebraska, Nevada, New Mexico, North Carolina,
North  Dakota,  Ohio,  Oklahoma,  Oregon,  Pennsylvania,   Rhode  Island,  South
Carolina,  South Dakota,  Tennessee,  Texas, Utah,  Virginia,  Washington,  West
Virginia and Wisconsin.

In  2005,  $ 16,046,665  of total  direct  premium  was  collected  by UG.  Ohio accounted for 28%, Illinois  accounted for 18%, and West Virginia  accounted for
11% of total direct premiums  collected.  No other state accounted for more than
5% of direct premiums collected.

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

Benefit  reserves for  universal  life  insurance  and interest  sensitive  life insurance  products  are  computed  under a  retrospective  deposit  method  and represent policy account balances before applicable  surrender  charges.  Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances.  Interest crediting rates for universal life and  interest  sensitive  products  range from 4.0% to 5.5% for the years  ended
December 31, 2005, 2004 and 2003.

REINSURANCE

As is customary in the insurance  industry,  UG cedes  insurance to, and assumes
insurance  from,  other  insurance   companies  under  reinsurance   agreements.
Reinsurance  agreements are intended to limit a life insurer's maximum loss on a large or  unusually  hazardous  risk or to obtain a greater  diversification  of risk. The ceding  insurance  company  remains  primarily  liable with respect to ceded insurance  should any reinsurer be unable to meet the obligations  assumed by it. However,  it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies.  The
Company sets a limit on the amount of insurance  retained on the life of any one person.  The Company will not retain more than $ 125,000,  including  accidental death  benefits,  on any one life. At  December 31,  2005, the Company had gross insurance in force of $ 3.421 billion of which  approximately  $ 484 million was ceded to reinsurers.

The Company's  reinsured business is ceded to numerous  reinsurers.  The Company monitors the solvency of its  reinsurers in seeking to minimize the risk of loss in the event of a failure by one of the parties.  The primary  reinsurers of the
Company are large, well capitalized entities.

Currently,  the Company is  utilizing  reinsurance  agreements  with  Optimum Re
Insurance Company,  (Optimum) and Swiss Re Life and Health America  Incorporated
(SWISS RE).  Optimum and SWISS RE currently  hold an "A"  (Excellent),  and "A+"
(Superior) rating, respectively, from A.M. Best, an industry rating company. The reinsurance  agreements  were  effective  December 1, 1993, and covered most new business of the Company. The agreements are a yearly renewable term (YRT) treaty where the Company cedes amounts  above its retention  limit of $ 100,000  with a minimum cession of $ 25,000.

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

UG entered into a coinsurance  agreement with Park Avenue Life Insurance Company
(PALIC) effective September 30, 1996. Under the terms of the agreement, UG ceded to PALIC substantially all of its then in-force paid-up life insurance policies.
Paid-up life insurance  generally  refers to  non-premium  paying life insurance policies.  PALIC and its ultimate parent The Guardian Life Insurance  Company of
America  (Guardian),  currently  hold an "A"  (Excellent),  and "A+"  (Superior)
rating,  respectively,  from A.M. Best, an industry  rating  company.  The PALIC agreement  accounts for approximately 68% of the reinsurance  reserve credit, as of December 31, 2005.

On  September 30,  1998,  UG  entered  into a  coinsurance  agreement  with  The
Independent Order of Vikings, an Illinois fraternal benefit society (IOV). Under the terms of the agreement,  UG agreed to assume, on a coinsurance basis, 25% of the reserves and  liabilities  arising  from all  in-force  insurance  contracts issued  by the IOV to its  members.  At  December 31,  2005,  the IOV  insurance in-force assumed by UG was approximately  $ 1,694,000,  with reserves being held
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
The  maximum  amount of credit  life  insurance  that can be  assumed on any one individual's  life is  $ 15,000.  UG  assumed  all the  rights  and  obligations formerly held by LLRC as the reinsurer in the  agreement.  LLRC  liquidated  its charter  immediately  following  the transfer.  At  December 31,  2005,  the IHL agreement has insurance  in-force of  approximately  $ 2,328,000,  with reserves being held on that amount of approximately $ 34,000.

The Company does not have any short-duration  reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2005,
2004 and 2003 was as follows:

                                         Shown in thousands
                       ---------------------------------------------------------
                             2005                2004                 2003
                           Premiums            Premiums             Premiums
                            Earned              Earned               Earned
                       ----------------    ----------------     ----------------
Direct             $            16,357 $            17,238 $            18,087
Assumed                             42                  38                  34
Ceded                           (2,672)             (3,036)             (2,896)
                       ----------------    ----------------    ----------------
Net premiums       $            13,727 $            14,240 $            15,225
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

The following table reflects net investment income by type of investment.

                                                                          December 31,
                                                   ----------------------------------------------------------
                                                              2005               2004               2003
                                                       ---------------    ----------------   ----------------
Fixed maturities and fixed maturities
  held for sale                                    $        6,661,648 $        7,060,761  $       8,418,969
Equity securities                                             771,379            657,609            456,361
Mortgage loans                                              2,033,007          1,209,358          1,522,700
Real estate                                                 7,473,698          5,335,530          2,832,171
Policy loans                                                  860,240            918,562            949,770
Short-term investments                                          3,699             80,241             11,161
Cash                                                          171,926            111,986            137,478
                                                       ---------------    ----------------   ----------------
Total consolidated investment income                       17,975,597         15,374,047         14,328,610
Investment expenses                                        (6,924,371)        (4,953,161)        (4,058,110)
                                                       ----------------   ----------------   ----------------
Consolidated net investment income                 $       11,051,226 $       10,420,886  $      10,270,500
                                                       ===============    ================   ================

At December 31, 2005, the Company had a total of $ 13,166,441 in investment real estate, which did not produce income during 2005.

The following table  summarizes the Company's fixed  maturities  distribution at
December 31, 2005 and 2004 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

                                Fixed Maturities
                 Rating                          % of Portfolio
                                              ----------------------
                                                 2005        2004
                                              ----------  ----------
              Investment Grade
              AAA                                 79%         82%
              AA                                   1%          1%
              A                                   15%         13%
              BBB                                  5%          4%
              Below investment grade               0%          0%
                                              ----------  ----------
                                                 100%        100%
                                              ==========  ==========

The  following  table  summarizes  the  Company's  fixed  maturities  and  fixed maturities held for sale by major classification.

                                                                      Carrying Value
                                                      --------------------------------------------------
                                                               2005                      2004
                                                          --------------------      --------------------
U.S. government and government agencies                  $   31,235,651          $     49,434,111
States, municipalities and political subdivisions             1,626,970                 2,625,737
Collateralized mortgage obligations                          72,351,854                79,701,893
Public utilities                                                      0                         0
Corporate                                                    27,374,215                28,405,561
                                                          --------------------      --------------------
                                                         $  132,588,690          $    160,167,302
                                                          ====================      ====================

The following  table shows the  composition,  average  maturity and yield of the
Company's investment portfolio at December 31, 2005.

                                                    Average
                                                    Carrying                 Average               Average
        Investments                                   Value                  Maturity               Yield
        -----------------------------------       ----------------       ------------------      ------------

        Fixed maturities and fixed
           maturities held for sale            $     146,377,996            6 years                 4.55%
        Equity securities                             24,486,716            Not applicable          2.71%
        Mortgage Loans                                28,751,854            4 years                 6.87%
        Investment real estate                        35,390,032            Not applicable          3.94%
        Policy loans                                  12,744,793            Not applicable          6.75%
        Short-term investments                            40,803            Not applicable          0.00%
        Cash and cash equivalents                     12,031,780            On demand               1.46%
                                                  ----------------
        Total Investments and Cash
           and cash equivalents                $     259,823,974                                    6.81%
                                                  ================

At December 31, 2005, fixed maturities and fixed maturities held for sale have a combined market value of  $ 132,575,917.  Fixed  maturities held to maturity are carried at amortized  cost.  Management has the ability and intent to hold these securities until maturity. Fixed maturities held for sale are carried at market.

Management  monitors  its  investment  maturities,  which  in their  opinion  is sufficient  to  meet  the  Company's  cash  requirements.  Fixed  maturities  of
$ 9,016,462 mature in one year and $ 55,006,074 mature in two to five years.

The Company holds $ 36,781,293 in mortgage loans, which represents approximately
12% of the total assets.  All mortgage loans are first position loans.  Before a new loan is issued,  the  applicant is subject to certain  criteria set forth by
Company  management to ensure quality control.  These criteria include,  but are not  limited  to,  a  credit  report,  personal  financial  information  such as outstanding  debt,  sources of income,  and  personal  equity.  Loans issued are limited to no more than 80% of the  appraised  value of the property and must be first position against the collateral.

FSNB, an affiliate,  services the mortgage loan  portfolio of the Company.  FSNB has  been  able  to  provide  the  Company  with  expertise  and  experience  in underwriting  commercial  and  residential  mortgage  loans,  which provide more attractive  yields than the traditional bond market.  During 2005, 2004 and 2003 the Company issued approximately  $ 24,576,000,  $ 2,627,000 and $ 11,405,000 in
new mortgage loans,  respectively.  These new loans were originated through FSNB and funded by the  Company  through  participation  agreements  with FSNB.  FSNB services  all the mortgage  loans of the  Company.  The Company pays FSNB a .25%
servicing fee on these loans and a one-time fee at loan  origination  of .50% of the  original  loan  amount to cover  costs  incurred  by FSNB  relating  to the processing  and  establishment  of the  loan.  UG paid  $ 76,970,  $ 45,468  and
$ 63,214 in servicing fees and $ 112,109,  $ 0 and $ 13,821 in origination  fees to FSNB during 2005, 2004 and 2003, respectively.

The  Company has no mortgage  loans in the process of  foreclosure  and no loans under a repayment plan or restructuring. Letters are sent to each mortgagee when the loan becomes 30 days or more  delinquent.  Loans 90 days or more  delinquent are  placed on a  non-performing  status and  classified  as  delinquent  loans.
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

A mortgage  loan  reserve is  established  and  adjusted  based on  management's quarterly  analysis  of the  portfolio  and any  deterioration  in  value of the underlying  property which would reduce the net realizable value of the property below its current  carrying  value.  The mortgage  loan reserve was $ 36,000 and
$120,000 at December 31, 2005 and 2004 respectively.

The following  table shows a  distribution  of the Company's  mortgage  loans by type.

Mortgage Loans                                        Amount        % of Total
----------------------------------------------   ----------------  -------------
Commercial - insured or guaranteed            $      1,431,600            4%
Commercial - all other                              30,034,817           82%
Residential - insured or guaranteed                     18,959            0%
Residential - all other                              5,295,917           14%

The following table shows a geographic  distribution  of the Company's  mortgage loan portfolio and investment real estate.

                         Mortgage              Real
                          Loans               Estate
                        ------------        ----------
Colorado                        8%                0%
Florida                         9%                0%
Illinois                        0%                3%
Indiana                         2%                0%
Kansas                          6%                0%
Kentucky                       63%               29%
New Hampshire                   0%               41%
Ohio                            2%                0%
Texas                          10%               27%
                        ------------        ----------
Total                         100%              100%
                        ============        ==========

The following table summarizes delinquent mortgage loan holdings of the Company.

Delinquent
90 days or more                            2005               2004               2003
-----------------------------------        -------------      -------------      -------------
Non-accrual status                  $          42,400    $       167,148    $       179,204
Other                                               0                  0                  0
Reserve on delinquent
Loans                                         (36,000)          (120,000)          (120,000)
                                           -------------      -------------      -------------
Total delinquent                    $           6,400    $        47,148    $        59,204
                                           =============      =============      =============
Interest income past due
(delinquent loans)                  $               0    $             0    $             0
                                           =============      =============      =============

In process of restructuring         $               0    $             0    $             0
Restructuring on other
than market terms                                   0                  0                  0
Other potential problem
Loans                                               0                  0                  0
                                           -------------      -------------      -------------
Total problem loans                 $               0    $             0    $             0
                                           =============      =============      =============
Interest income foregone
(restructured loans)                $               0    $             0    $             0
                                           =============      =============      =============

In process of foreclosure           $               0    $     1,401,345    $     1,423,804
                                           -------------      -------------      -------------
Total foreclosed loans              $               0    $     1,401,345    $     1,423,804
                                           =============      =============      =============
Interest income foregone
(restructured loans)                $               0    $             0    $             0
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

In recent  years,  the  Company  has not  placed  an  emphasis  on new  business production.  Costs  associated  with supporting new business can be significant.
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

The Company performs  administrative  work as a third party  administrator (TPA)
for  unaffiliated  life  insurance  companies.  During the year ended 2005,  the
Company entered into an additional  agreement for these  services,  which should provide  approximately  $ 600,000 additional annual revenues.  These TPA revenue fees are included in the line item "other income" on the Company's  consolidated statements of  operations.  The Company  intends to continue to pursue other TPA arrangements through its alliance with Fiserv Life Insurance Solutions (Fiserv).
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
Management  has considered  various  products  including  annuity type products, mortgage protection  products and existing insurance products,  as a possibility to market  to all  banking  customers.  The  design  and  introduction  of these products are in the early stages of development  and have not been introduced to
FSNB.  This marketing  opportunity  has potential and is believed to be a viable niche.  Existing  products  along  with  the  introduction  of new  products  is currently not expected to produce significant premium writings.

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

Most  states  also  have  insurance  holding  company  statutes,  which  require registration and periodic reporting by insurance  companies  controlled by other
corporations   licensed   to   transact   business   within   their   respective
jurisdictions.  The  insurance  subsidiary  is subject to such  legislation  and registered  as a  controlled  insurer  in  those  jurisdictions  in  which  such registration  is  required.  Statutes  vary from  state to state  but  typically require  periodic  disclosure,  concerning  the  corporation  that  controls the registered insurers and all subsidiaries of such corporation. In addition, prior
notice  to,  or  approval  by,  the  state  insurance   commission  of  material
transactions  with  affiliates,   including  transfers  of  assets,  reinsurance
agreements,  management  agreements  (see Note 9 to the  consolidated  financial statements),  and payment of dividends (see Note 2 to the consolidated financial statements) in excess of specified amounts by the insurance  subsidiary,  within the holding company system, are required.

Risk-based  capital  requirements  and state guaranty fund laws are discussed in
Item 7, "Management's Discussion and Analysis of Financial Condition and Results
of Operations".

EMPLOYEES

At  December 31,  2005,  UTG and its  subsidiaries  had 55 full-time  equivalent employees. UTG's operations are headquartered in Springfield, Illinois.

ITEM 1A. BUSINESS RISKS

The  risks  and  uncertainties  described  below  are not the only ones that UTG faces.  Additional  risks and  uncertainties  that the Company is unaware of, or currently deemed  immaterial,  also may become important factors that affect our business. If any of these risks were to occur, our business, financial condition or results of operations  could be  materially  and  adversely  affected.

The  Company  faces  significant  competition  for  insurance  and  third  party administration  clients.  Competition  in the  insurance  industry may limit our ability to attract and retain customers. UTG may face competition now and in the future from the following:  other insurance and third party administration (TPA)
providers,  including larger  non-insurance  related companies which provide TPA services.

In  particular,  our  competitors  include  insurance  companies  whose  greater resources  may afford them a  marketplace  advantage by enabling them to provide insurance  services with lower margins.  Additionally,  insurance  companies and other  institutions  with  larger  capitalization  and  others  not  subject  to insurance regulatory  restrictions have the ability to serve the insurance needs of larger  customers.  If the Company is unable to attract and retain  insurance clients  continued  growth,  results of operations  and financial  condition may otherwise be negatively affected.

The main  sources of income  from  operations  are  premium  and net  investment income.  Net investment income is equal to the difference between the investment
income   received  from  various  types  of  investment   securities  and  other
income-producing  assets and the related  expenses  incurred in connection  with maintaining these investments.  The primary sources of income can be affected by changes  in  market  interest  rates  and  various  economic  conditions.  These conditions are highly  sensitive to many factors  beyond our control,  including general  economic  conditions,  both domestic and foreign,  and the monetary and fiscal policies of various governmental and regulatory authorities.  The Company has adopted  asset and  liability  management  policies  to try to minimize  the potential  adverse  effects  of changes in  interest  rates on our net  interest income,  primarily by altering the mix and  maturity of loans,  investments  and funding sources.  However, even with these policies in place, the Company cannot provide  assurance that changes in interest rates will not negatively impact our operating results.

An increase in interest  rates also could have a negative  impact on business by reducing the demand for insurance  products.  Fluctuations in interest rates may result in  disintermediation,  which is the flow of funds  away  from  insurance companies  into  direct  investments  that pay higher  rates of return,  and may affect the value of investment securities and other interest-earning assets.

Because UTG serves primarily individuals located in three states, the ability of our  customers  to pay their  insurance  premiums is  impacted  by the  economic conditions in these areas. As of  December 31,  2005,  approximately  57% of our total direct premium was collected from Ohio, Illinois and West Virginia.  Thus, results  of  operations  are  heavily  dependent  upon  the  strength  of  these economies.

In addition,  a substantial portion of our investment mortgage loans are secured by real estate  located  primarily  in  Kentucky  and Texas.  Consequently,  our ability to continue to  originate  real estate  loans may be impaired by adverse changes in local and regional  economic  conditions in these real estate markets or by acts of nature.  These  events  also  could have an adverse  effect on the value of our collateral and, due to the  concentration of our collateral in real estate, on our financial condition.

The  Company  has  traditionally  obtained  funds  principally  through  premium deposits.  If, as a result of  competitive  pressures,  market  interest  rates, general economic conditions or other events, the balance of the premium deposits decrease  relative to our overall  operations,  the Company may have to look for ways to further  reduce  operating  costs which could have a negative  impact on results of operations or financial condition.

The  Company  has  significant  business  risks in the amount of policy  benefit expenses incurred each year. The majority of these expenses are related to death claims paid on life insurance  contracts.  The Company has no control over these expenses, which have a significant impact on our financial results.

Insurance holding  companies  operate in a highly regulated  environment and are subject to supervision and  examination by various federal and state  regulatory agencies.  The cost of compliance  with  regulatory  requirements  may adversely affect our results of operations or financial condition.  Federal and state laws and regulations govern numerous matters  including:  changes in the ownership or control,  maintenance  of adequate  capital and the  financial  condition  of an
insurance  company,   permissible  types,  amounts  and  terms  of  investments;
permissible  non-insurance  activities;  the level of policyholder reserves; and
restrictions on dividend payments.

The Company  will  continue to consider  the  acquisition  of other  businesses.
However,  the opportunities to make suitable  acquisitions on favorable terms in the future may not be  available,  which could  negatively  impact the growth of business.  UTG expects that other insurance and financial companies will compete to acquire  compatible  businesses.  This competition  could increase prices for acquisitions  that we would likely pursue,  and our competitors may have greater
resources.   Also,  acquisitions  of  regulated  businesses  such  as  insurance companies are subject to various regulatory approvals. If appropriate regulatory approvals are not received, an acquisition would not be able to complete that we believe is in our best interests.

UTG has in the past acquired,  and will in the future  consider the  acquisition of, other insurance and related  businesses.  If other companies are acquired in the future,  our business may be  negatively  impacted by risks related to those acquisitions.  These risks  include the  following:  the risk that the  acquired business will not perform in accordance with management's expectations; the risk that  difficulties  will  arise  in  connection  with  the  integration  of  the operations  of  the  acquired  business  with  our  operations;  the  risk  that management  will divert its attention  from other  aspects of our business;  the risk that key employees of the acquired  business are lost; the risks associated with entering into geographic and product markets in which we have limited or no direct  prior  experience;  and the risks of the  acquired  company  assumed  in connection with an acquisition.

As a result of these risks, any given acquisition, if and when consummated,  may adversely affect our results of operations or financial condition.  In addition, because the  consideration  for an  acquisition  may involve  cash,  debt or the issuance of shares of our common  stock and may involve the payment of a premium over  book and  market  values,  existing  holders  of our  common  stock  could experience dilution in connection with the acquisition.

UTG relies  heavily on  communications  and  information  systems to conduct our business.  Any failure or  interruptions  or breach in security of these systems could result in failures or disruptions in our customer relationship management, general  ledger,  or  administrative  servicing  systems.  The occurrence of any failures or interruptions could result in a loss of customer business and have a material adverse effect on our results of operations and financial condition.

Under regulatory capital adequacy guidelines and other regulatory  requirements,
we  must  meet  guidelines  that  include   quantitative   measures  of  assets,
liabilities,  and  certain  off-balance  sheet  items,  subject  to  qualitative judgments by regulators about components,  risk weightings and other factors. If
we  fail  to  meet  these  minimum  capital   guidelines  and  other  regulatory
requirements,   our  financial  condition  would  be  materially  and  adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The  following   table  shows  a  breakout  of  property,   net  of  accumulated
depreciation, occupied by the Company and held for investment.

     Property occupied                                 Amount                  % of Total
     Home Office                                   $     1,637,573                    4%

     Investment real estate
     Commercial                                         30,421,541                   69%
     Residential development                            12,166,441                   27%
                                                        42,587,982                   96%

     Grand total                                   $    44,225,555                  100%

Total investment real estate holdings  represent  approximately 13% of the total assets of the  Company,  net of  accumulated  depreciation  of  $ 4,444,729  and
$ 2,872,199 at year-end 2005 and 2004 respectively.

The Company owns an office complex in  Springfield,  Illinois,  which houses the primary  insurance  operations.  The office  buildings in this  complex  contain
57,000  square  feet  of  office  and  warehouse   space,  and  are  carried  at
$ 1,637,573. The facilities occupied by the Company are adequate relative to the
Company's present operations.

Commercial  property  mainly  consists  of  North  Plaza,  Hampshire  Plaza  and
Hampshire  Plaza  Garage.  See Item 1,  "Business"  for  additional  information regarding descriptions and operating results of these properties.

Residential  development  property is primarily a located  just outside  Dallas,
Texas and is a development of upscale summer and vacation homes and condominiums with a target market of the Dallas, Texas community. The project is projected to take  five  to  seven  years  for  complete  build-out.  The  property  contains additional  amenities such as a marina, an equestrian  center,  hiking trails, a teen center and restaurant.

ITEM 3.  LEGAL PROCEEDINGS

In the normal  course of business  the Company is involved  from time to time in various  legal  actions and other state and federal  proceedings.  There were no proceedings pending as of December 31, 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There  were no  matters  submitted  to a vote of UTG's  shareholders  during the fourth quarter of 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY AND RELATED  SHAREHOLDER  MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

The  Registrant  is a  public  company  whose  common  stock  is  traded  in the over-the-counter  market.  Over-the-counter  quotations can be obtained with the
UTGN.OB stock symbol.

The following  table shows the high and low bid  quotations  for each  quarterly period  during  the  past  two  years,  without  retail  mark-up,  mark-down  or commission and may not necessarily represent actual transactions. The quotations below were  acquired from the NASDAQ web site,  which also  provides  quotes for over-the-counter traded securities such as UTG.

                                                            2005                           2004
         PERIOD                                      High           Low             High          Low

         First quarter                              7.000        5.200             6.250        5.550
         Second quarter                             7.000        5.500             6.250        5.500
         Third quarter                              6.500        5.500             5.600        5.100
         Fourth quarter                             8.750        5.750             6.000        5.100

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

As of February 10, 2006 there were 8,780 record holders of UTG common stock.

On March 26, 2002, the Board of Directors of UTG adopted, and on June 11,  2002, the  shareholders  of UTG approved,  the UTG, Inc.  Employee and Director  Stock
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
                                              (a)                             (b)                           (c)
--------------------------------- ------------------------------ ------------------------------- ------------------------------

Employee and Director Stock
Purchase plans approved by
security holders
                                                    0                             0                        298,123
--------------------------------- ------------------------------ ------------------------------- ------------------------------

Employee and Director Stock
Purchase plans not approved by
security holders
                                                    0                             0                              0
--------------------------------- ------------------------------ ------------------------------- ------------------------------

Total                                               0                             0                        298,123
--------------------------------- ------------------------------ ------------------------------- ------------------------------

During 2005 and 2004, the Board of Directors of UTG approved offerings under the plan to qualified individuals.  For the years ended December 31,  2005 and 2004, two individuals purchased 12,000 and four individuals purchased 14,440 shares of
UTG common  stock,  respectively.  Each  participant  under the plan  executed a
"stock  restriction and buy-sell  agreement",  which among other things provides
UTG with a right of first refusal on any future sales of the shares  acquired by the participant under this plan.

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
preceding the month in which the sale of such shares to UTG occurs. The original issue price of shares at the time this program began was  established  at $12.00 per share. At December 31,  2005, UTG had 101,877 shares  outstanding  that were issued  under this  program  with a value of $ 12.93  per share  pursuant to the above formula.

Purchases of Equity Securities

The following  table provides  information  with respect to purchases we made of our common  stock  during the three  months  ended  December 31,  2005 and total repurchases:

                                                                                          Maximum
                                                                   Total Number of       Number of
                                                                      Shares          Shares that may    Approximate
                              Total                                 Purchased as           Yet Be      Dollar Value That
                             Number of            Average         Part of Publicly        Purchased       May Yet Be
                              Shares             Price Paid          Announced            Under the     Purchased Under
                             Purchased            per Share           Program              Program        the Program
Oct 1 through
 Oct 31, 2005                    5,194                 5.77                5,194             N/A            $ 457,518

Nov 1 through
 Nov 30, 2005                    2,941                 6.06                2,941             N/A              439,690

Dec 1 through
 Dec 31, 2005                   11,509                 8.09               11,509             N/A              346,617
                           -------------        ------------        -----------------
Total                           19,644                 7.17               19,644
                           =============        ============        =================

On June 5,  2001, the Board of Directors of UTG authorized the repurchase in the open  market or in  privately  negotiated  transactions  of up to $ 1 million of
UTG's common stock.  On June 16,  2004, an additional $ 1 million was authorized for repurchasing  shares.  Repurchased  shares are available for future issuance for general corporate purposes. This program can be terminated at any time. Open market  purchases are generally  limited to a maximum per share price of $ 8.00.
Through  February 1,  2006,  UTG has spent  $ 1,659,562  in the  acquisition  of
249,089 shares under this program.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected historical  consolidated financial data should be read in conjunction  with "Item 7 -  Management's  Discussion  and Analysis of Financial
Condition  and  Results  of  Operations,"  "Item 8 -  Financial  Statements  and
Supplementary Data" and other financial  information  included elsewhere in this
Form 10-K.

                       FINANCIAL HIGHLIGHTS
              (000's omitted, except per share data)
                                            2005             2004            2003           2002             2001
                                         -------------    -----------     -----------    ------------     ------------
Premium income
  net of reinsurance                 $      13,727    $      14,140  $       15,023  $      15,832   $       17,141
Total revenues                       $      27,471    $      25,467  $       26,488  $      30,177   $       33,313
Net income (loss)*                   $       1,260    $        (276) $       (6,396) $       1,339   $        2,308
Basic income (loss) per share        $        0.32    $       (0.07) $        (1.67) $        0.38   $         0.62
Total assets                         $     318,832    $     317,868  $      311,557  $     320,494   $      328,939
Total long-term debt                 $           0    $           0  $        2,290  $       2,995   $        4,401
Dividends paid per share                      NONE             NONE            NONE           NONE             NONE

o        Includes equity earnings of investees.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations,  financial  condition and liquidity and capital resources for the three years ended  December 31,  2005.  This analysis  should be read in conjunction with the consolidated  financial statements and related notes, which appear elsewhere in this Form 10-K. The Company reports  financial  results on a consolidated basis. The consolidated  financial  statements include the accounts of UTG and its subsidiaries at December 31, 2005.

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

Results of Operations

(a)  Revenues

Premiums and policy fee revenues,  net of reinsurance  premiums and policy fees, decreased 3% when  comparing  2005 to 2004 and 6% from 2004 to 2003. The Company writes very little new business. Unless the Company acquires a block of in-force business,  management  expects  premium revenue to continue to decline at a rate consistent with prior experience. The Company's average persistency rate for all policies in force for 2005, 2004 and 2003 was  approximately  95.8%,  94.6%, and
94.9%, respectively.  Persistency is a measure of insurance in force retained in relation to the previous year.

The  Company's  primary  source of new business  production  comes from internal conservation  efforts.  Several of the customer service  representatives  of the
Company  are also  licensed  insurance  agents,  allowing  them to  offer  other products  within the Company's  portfolio to existing  customers.  Additionally, stronger  efforts  have been  made in policy  retention  through  more  personal contact with the customer including telephone calls to discuss  alternatives and reasons for a customer's  request to surrender  their  policy.  Previously,  the
Company's agency force was primarily  responsible for conservation efforts. With the  decline in the number of agents,  their  ability to reach  these  customers diminished,  making  conservation  efforts difficult.  The conservation  efforts described above have been generally positive.  In 2003, the Company replaced its original  universal life product with a new universal life contract  referred to as "the  Legacy".  This product was  designed for use with several  distribution channels including the Company's own internal agents,  bank  agent/employees and through personally producing general agents "PPGA". In addition, the Company has introduced  other new and  updated  products  in recent  periods  including  the
Horizon Annuity and Kid Kare (a single premium,  child term policy). The Company is  currently  working  on a  level  term  and  decreasing  term  product  to be introduced  in 2006.  Management  has no  current  plans to  increase  marketing efforts.  New product  development is anticipated to be utilized in conservation efforts  and sales to  existing  customers.  Such sales are not  expected  to be material.

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
Management  will proceed  cautiously and may even determine not to proceed.  The introduction  of new  products is not  expected to produce  significant  premium writings.  The Company is looking at other types of products to  compliment  the existing offerings.

Net investment  income increased 6% when comparing 2005 to 2004 and decreased 1%
when comparing 2004 to 2003. The overall gross investment  yields for 2005, 2004 and 2003,  are 6.77%,  6.06% and  5.73%,  respectively.  While  there has been a significant  increase in the national prime rate during the last several months, from 4.00% to 6.75%,  this has not been the driving  factor in the  stability of the Company's overall net investment  income.  Interest rates on long-term bonds available in the  marketplace  have not experienced a similar  increase.  During
2004,  management began to lengthen the Company's  portfolio while maintaining a conservative  investment  philosophy.  As such, following an analysis of current holdings  during the first half of 2004,  the Company  liquidated  approximately
$ 64,444,000  of its bond  portfolio  in order to limit  its  interest  rate and extension  risk. In addition,  there were  $ 13,322,000 in bonds that matured or were  called  during  the  first  nine  months  of  2004.  The  result  of these transactions  caused an excess of cash invested in short-term money market funds during the first nine months of 2004.  Although this hurt investment earnings in the short run, the Company has not had to write off any investment losses due to excessive risk.

During 2005, the Company  increased its investment in mortgage loans through its relationship  with First  Southern  National  Bank.  The  availability  of these mortgage loan  investments has offset the balance that would have been placed in fixed income securities. The balance of mortgage loan investments increased from approximately $ 20,722,000 at December 31,  2004 to $ 42,588,000 at December 31,
2005. This has allowed the Company to obtain higher yields than available in the bond market,  lengthen the overall  portfolio  average life and still maintain a conservative investment portfolio.  During 2005, the Company issued $ 24,576,000 in new  mortgage  loans.  These  loans  have an  average  loan to value  rate of approximately 50% and an average yield of 6.87%.

During 2005,  the Company saw an  improvement  in the  performance of it's' real estate  investments  over 2004.  Gross  income  from the  Company's  real estate holdings  improved  more  than  $ 2,138,000  in  comparing  2005  to  2004.  The improvement  in real estate  investment  income is  principally  due to a higher occupancy lease rate resulting in increased earnings in Hampshire Plaza.

The Company's  investments are generally  managed to match related insurance and policyholder liabilities.  The comparison of investment return with insurance or investment  product crediting rates establishes an interest spread.  The Company monitors  investment  yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads, ranging from 1%
to 2%. Interest crediting rates on adjustable rate policies have been reduced to their  guaranteed  minimum  rates,  and as such,  cannot lower them any further.
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

Realized investment gains, net of realized losses, were $ 1,431,936,  $ (20,648)
and $ 485,436 in 2005,  2004 and 2003,  respectively.  The net realized gains in
2005 were  primarily the result of the sale of 2,216,776  shares of common stock
owned  of  BNL  Financial   Corporation   ("BNL").   These  shares   represented
approximately 10.57% of the then current outstanding shares of BNL and represent all shares owned by UG. The shares were  reacquired by the issuing entity for an agreed upon sales price of $ 2,300,000. During 2004, the Company sold several of its collateralized  mortgage obligation bonds and realized a nominal net loss on these  securities.  The sale followed and analysis of bond holdings and was done to reduce exposure to interest rate and extension risk within the portfolio. The primary  source  for the  2003  gain is from the  sale of two  investments.  The
Company sold one common  stock  holding,  realizing a gain of $ 165,262  and one real estate holding, realizing a gain of $ 211,352.

In recent periods, management focus has been placed on promoting and growing TPA services to unaffiliated life insurance companies.  The Company receives monthly fees based on policy in force counts and certain other activity indicators, such as number of premium collections performed,  or services performed.  The Company entered into a new contract  mid-year 2005,  which should provide  approximately
$ 750,000  additional annual revenues.  For the years ended 2005, 2004 and 2003, the  Company  received  $ 1,170,824,  $ 719,053,  and  $ 571,298  for this work, respectively.  These TPA  revenue  fees are  included  in the line  item  "other income" on the  Company's  consolidated  statements of  operations.  The Company intends to continue to pursue other TPA  arrangements,  through an alliance with
Fiserv to insurance  companies seeking business process  outsourcing  solutions.
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

In summary,  the Company's basis for future revenue growth is expected come from three primary sources,  expansion of the TPA revenues,  conservation of business currently in force and the maximization of investment  earnings.  Management has placed a significant  emphasis on the  development of these revenue  sources and products offered to enhance these opportunities.

(b)  Expenses

Benefits, claims and settlement expenses net of reinsurance benefits and claims, decreased  $ 889,364  from 2004 to 2005 and decreased  $ 2,307,898  from 2003 to
2004. The significant  fluctuation  between the three years relates primarily to changes in the  Company's  policyholder  reserves,  or future  policy  benefits.
Reserves are  calculated  on an individual  policy basis and generally  increase over the life of the  policy  as a result of  additional  premium  payments  and acknowledgement of increased risk as the insured continues to age.  Fluctuations in death claim  experience  from year to year also  typically have a significant impact  on  variances  in  this  line  item.  Death  claims  were  approximately
$1,339,000  less in 2005 as  compared  to 2004.  There is no single  event  that caused  the  mortality  variances.  Policy  claims  vary  from  year to year and therefore,  fluctuations  in mortality are to be expected and are not considered
unusual  by  management.   Policy  surrender  benefits  decreased  approximately
$ 245,000 during the year 2005 compared to the same period in 2004 and $ 546,000 during the year 2004  compared to the same period in 2003.  As discussed  above, stronger  efforts  have been  made in policy  retention  through  more  personal contact with customers  including  telephone calls to discuss  alternatives  and reasons for a request to surrender their policy.  The short-term  impact of such fewer policy surrenders is negligible since a reserve for future policy benefits payable is held which is, at a minimum,  equal to and generally greater than the cash  surrender  value of a policy.  Therefore,  a  decline  in  current  period surrenders  results in an overall  increase in the policy benefits number in the current  period.  The benefit of fewer policy  surrenders is primarily  received over a longer time period through the retention of the Company's asset base.

Commissions  and  amortization of deferred  policy  acquisition  costs decreased significantly  in 2005  compared to 2004 and  decreased  1% in 2004  compared to
2003. The most significant factor in the continuing  decrease is attributable to the Company paying fewer  commissions,  since the Company writes very little new business and renewal premiums on existing business continue to decline.  Most of the Company's agent agreements  contained vesting provisions,  which provide for continued  compensation  payments  to agents upon their  termination  subject to certain minimums and often limited to a specific period of time.  Another factor of the decrease is  attributable  to normal  amortization of the deferred policy acquisition  costs asset.  The Company reviews the  recoverability  of the asset based on current trends and known events compared to the assumptions used in the establishment  of the original asset. No impairments were recorded in any of the three periods reported.

Net amortization of cost of insurance acquired increased 17% in 2005 compared to
2004 and increased 10% in 2004 compared to 2003.  Cost of insurance  acquired is established when an insurance company is acquired. The Company assigns a portion of its cost to the right to receive future cash flows from  insurance  contracts existing  at the  date  of the  acquisition.  The  cost  of  policies  purchased represents the actuarially determined present value of the projected future cash flows from the acquired  policies.  Cost of  insurance  acquired is comprised of individual  life insurance  products  including whole life,  interest  sensitive whole life and universal life insurance products.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs  for any excess of the unamortized  asset over the projected  future profits.  The interest rates utilized in the amortization  calculation are 9% on approximately 25% of the balance and 15% on the remaining balance.  The interest rates vary due to risk  analysis  performed  at the time of  acquisition  on the business acquired.  The amortization is adjusted  retrospectively when estimates of current or future gross  profits to be realized  from a group of products are revised. Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and  persistency of certain blocks of insurance in-force. Persistency is a measure of insurance in force retained in relation to the previous year. The Company's  average  persistency  rate for all policies in force for 2005,  2004 and 2003 has been  approximately  95.8%,  94.6% and 94.9%, respectively.  Based on the projected  future profits of the insurance  in-force during  2003,  the  Company  wrote  off an  additional  $ 5,000,000  of  cost of insurance  acquired.  This  write-off  is  primarily  the  result  of  continued
tightening  of interest  rate spreads of the Company.  The Company  continues to analyze these  projections to determine the adequacy of present values  assigned to future cash flows.  A significant  portion of the  remaining  balance of this asset will be amortized over the next four years.  The impact of the decrease in amortization expense will have a positive impact on future earnings.

Operating  expenses  increased 4% in 2005  compared to 2004 and decreased 30% in
2004 compared to 2003. The increase in expenses  during 2005 is due primarily to an increase in  information  technology  costs and  additional  personnel  costs associated  with the  increase  in TPA  work.  Excluding  these  expense  items, expenses  declined due to reductions  made in the normal course of business,  as the Company continually monitors expenditures looking for savings opportunities.
During 2003, the Company paid $ 1,950,000 in settlement of a lawsuit. Management
places  significant   emphasis  on  expense  monitoring  and  cost  containment.
Maintaining administrative efficiencies directly impacts net income.

Interest  expense declined 100% comparing 2005 to 2004 and 52% comparing 2004 to
2003. The Company repaid  $ 2,289,776  and $ 705,499 in outside debt in 2004 and
2003 respectively,  through operating cash flows and dividends received from its subsidiary  UG.  At  December 31,  2005 and 2004,  UTG had no debt  outstanding.
During  2005,  UG  borrowed  against  its line of credit  for a short  period to provide additional operating liquidity. The line was repaid during 2005.

Deferred taxes are established to recognize  future tax effects  attributable to temporary  differences  between the financial  statements and the tax return. As these  differences  are realized in the financial  statement or tax return,  the deferred income tax established on the difference is recognized in the financial statements as an income tax expense or credit.

(c)  Net income (loss)

The  Company  had  a  net  income  (loss)  of   $ 1,260,223,   $ (275,617)   and
$ (6,396,490)  in 2005, 2004 and 2003  respectively.  The net income in 2005 was mainly  attributable to the gain from the sale of the common stock of BNL during the  second  quarter of 2005.  Significant  one-time  charges  and  accruals  to operating  expenses relating to a legal settlement,  combined with an additional write-off of cost of insurance  acquired and lower interest rates during 2003 as previously described,  were the primary differences in the 2004 to 2003 results.
The Company continues to monitor and adjust those items within its control.

Financial Condition

(a)  Assets

Investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance  statutes and regulations as to the type of investments  it is permitted  to make,  and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations,  and the Company's business and investment  strategy,  the Company generally seeks to invest in United States  government and government  agency  securities and other high  quality low risk  investments.  Many  insurance  companies  have  suffered significant  losses  in their  investment  portfolios  in the last few of years;
however, because of the Company's conservative investment philosophy the Company has avoided such significant losses.

At December 31, 2005, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders'  equity. The Company has identified  securities it may sell and classified them as "investments  held for sale".  Investments  held for sale are
carried  at  market,   with  changes  in  market  value   charged   directly  to
shareholders'  equity.  To provide  additional  flexibility  and liquidity,  the
Company has categorized almost all fixed maturity investments acquired in recent periods as available for sale.

The following table  summarizes the Company's fixed  maturities  distribution at
December 31, 2005 and 2004 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

                                Fixed Maturities
                 Rating                          % of Portfolio
                                                2005        2004
             Investment Grade
             AAA                                 79%         82%
             AA                                   1%          1%
             A                                   15%         13%
             BBB                                  5%          4%
             Below investment grade               0%          0%
                                                100%        100%
                                             ==========  ==========

During the  current  year,  the Company  invested  more of its funds in mortgage loans. This is the result of increased mortgage opportunities  available through
FSNB, an affiliate of Mr. Jesse T. Correll.  Mr. Correll is the CEO and Chairman
of  the  Board  of  Directors  of  UTG,  and  directly  and  indirectly  through affiliates,  its largest shareholder.  FSNB has been able to provide the Company
with  additional  expertise  and  experience  in  underwriting   commercial  and
residential  mortgage  loans,  which  provide  more  attractive  yields than the traditional  bond  market.  During  2005,  2004  and  2003  the  Company  issued approximately  $ 24,576,000,  $ 2,627,000 and $ 11,405,000 respectively,  in new mortgage loans.  These new loans were originated  through FSNB and funded by the
Company  through  participation  agreements  with FSNB. FSNB services all of the
Company's  mortgage  loans  including the loans  covered by these  participation agreements.  The  Company  pays FSNB a .25%  servicing  fee on these loans and a one-time fee at loan  origination  of .50% of the original  loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.
UG paid $ 76,970, $ 45,468 and $ 63,214 in servicing fees and $ 112,109, $ 0 and
$ 13,821 in origination  fees to FSNB during 2005, 2004 and 2003,  respectively.
The Company anticipates these opportunities to continue to be available and will pursue those investments that provide attractive yields.

Total investment real estate holdings represent  approximately 13% and 9% of the total assets of the Company, net of accumulated  depreciation,  at year-end 2005 and 2004 respectively.  The Company has made several  investments in real estate in recent years. Expected returns on these investments exceed those available in fixed income securities.  However,  these returns may not always be as steady or predictable.

Policy loans remained consistent for the periods presented.  Industry experience for  policy  loans  indicates  that few  policy  loans  are ever  repaid  by the policyholder,  other than through  termination  of the policy.  Policy loans are systematically  reviewed to ensure that no  individual  policy loan  exceeds the underlying cash value of the policy.

Deferred  policy  acquisition  costs  decreased  16% in 2005  compared  to 2004.
Deferred policy acquisition costs, which vary with, and are primarily related to producing  new  business,  are  referred to as DAC.  DAC  consists  primarily of commissions and certain costs of policy issuance and  underwriting,  net of fees charged to the policy in excess of ultimate  fees  charged.  To the extent these costs are recoverable  from future  profits,  the Company defers these costs and amortizes  them with interest in relation to the present value of expected gross profits from the contracts,  discounted  using the interest rate credited by the policy. The Company had $ 5,000 in policy acquisition costs deferred, $ 8,000 in interest  accretion and $ 283,899 in  amortization  in 2005,  and had $ 5,000 in policy acquisition costs deferred,  $ 10,000 in interest accretion and $ 447,380 in amortization in 2004.

Cost of  insurance  acquired  decreased  17% in 2005  compared to 2004.  When an insurance company is acquired,  the Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition.  The cost of policies  purchased  represents the actuarially determined  present value of the  projected  future cash flows from the acquired policies.  Cost of insurance  acquired is amortized with interest in relation to expected  future  profits,  including  direct  charge-offs for any excess of the
unamortized  asset  over  the  projected  future  profits.   In  2005  and  2004
amortization  decreased the asset by $ 2,193,085 and $ 1,869,135,  respectively.
In 2003,  the  balance  was  reduced by an  additional  $ 5,000,000  as a direct charge-off of unamortized asset over the projected future profits.

(b)  Liabilities

Total  liabilities  increased  approximately 1% in 2005 compared to 2004. Policy liabilities and accruals,  which represented 95% and 94% of total liabilities at year end 2005 and 2004,  respectively,  decreased  slightly  during the  current year.  The  decrease is  attributable  to a decrease in the  outstanding  policy benefit claims at the end of the year.

The Company had no  outstanding  notes payable as of December 31, 2005 and 2004, respectively.  The  Company  has two lines of  credit  available  for  operating liquidity  or  acquisitions  of  additional  lines of  business.  The  Company's long-term  debt is  discussed  in  more  detail  in Note 11 to the  consolidated financial statements.

(c)  Shareholders' Equity

Total  shareholders'  equity  decreased  11% in 2005  compared to 2004.  This is primarily due to  significant  decreases in the  unrealized  market value of the
Company's fixed income securities available for sale. Unrealized gains decreased by  $ 2,023,304  during 2005.  This  decrease in  unrealized  gains is partially offset by the  income  from  operations  during the year of  $ 1,260,223.  Other factors that impacted  shareholders'  equity included issuance of shares from an employee and director stock purchase plan which was approved and  implemented in
2002 of  $ 151,320  and  treasury  shares  purchased  and  retirements  totaling
$ (597,167) during 2005.

Each year, the NAIC calculates  financial ratio results (commonly referred to as
IRIS ratios) for each insurance company. These ratios compare key financial data pertaining to the statutory balance sheet and income statement.  The results are then compared to  pre-established  normal ranges determined by the NAIC. Results outside the range typically  require  explanation to the  domiciliary  insurance department.  At year-end 2005, UG had two ratios outside the normal range. These ratios are  discussed in more detail in the  Regulatory  Environment  discussion included in this Item 7.

Liquidity and Capital Resources

The  Company  has  two  principal  needs  for  cash  - the  insurance  company's contractual  obligations to policyholders and the payment of operating expenses.
Cash and cash  equivalents  as a percentage of total assets were 4% and 4% as of
December 31,  2005 and 2004,  respectively.  Fixed maturities as a percentage of total  invested  assets  were  42% and 50% as of  December 31,  2005  and  2004,
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

Cash used in operating activities was $ (290,936), $ (45,950) and $ (933,048) in
2005, 2004 and 2003,  respectively.  Reporting  regulations require cash inflows and outflows from  universal  life  insurance  products to be shown as financing activities when reporting on cash flows.

Sources of operating cash flows of the Company, as with most insurance entities, is  comprised  primarily  of premiums  received on life  insurance  products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.

Cash provided by (used in) investing  activities was $ (1,265,715),  $ 3,776,714 and $ (15,846,714) for 2005, 2004 and 2003,  respectively.  The most significant aspect of cash provided by (used in) investing  activities is the fixed maturity transactions. Fixed maturities account for 14%, 82% and 82% of the total cost of investments acquired in 2005, 2004 and 2003, respectively. The decrease in 2005, compared to 2004 and 2003,  reflects the Company's emphasis in the mortgage loan and real estate markets during 2005. These investments  accounted for 76% of the total cost of investments acquired in 2005.

Net cash provided by (used in) financing activities was $ 1,901,266, $ (621,019)
and $ 1,487,041 for 2005, 2004 and 2003, respectively.  The Company paid off the remaining  balance of its  outstanding  debt in 2004. Such payments are included within this category. In addition, in 2001 the Board of Directors of the Company authorized a repurchase  program of UTG's common stock and the purchase of stock is still pursued as it becomes available.

Policyholder  contract deposits  decreased 6% in 2005 compared to 2004 and 5% in
2004 compared to 2003. The decrease in policyholder contract deposits relates to the declining in force business of the Company. Management anticipates continued
moderate declines in contract deposits.  Policyholder  contract withdrawals have decreased  14% in 2005  compared to 2004 and  increased  2% in 2004  compared to
2003. The change in policyholder contract withdrawals is not attributable to any one significant event. Factors that influence  policyholder contract withdrawals are fluctuation of interest rates, competition and other economic factors.

During  2004,  the Company  paid in full the  remaining  debt owed to two former officers and directors of the Company and their respective  families as a result of an April 2001 stock purchase  transaction.  These notes were paid from a draw on a line of credit, which was also repaid in 2004. As of December 31, 2005, the
Company has no outstanding notes payable.

The  Company  has two  lines  of  credit  available  for  future  use.  UG has a
$ 3,300,000  line of credit (LOC)  available from the First National Bank of the
Cumberlands  (FNBC) located in Livingston,  Tennessee.  The interest rate on the
LOC is  variable  and  indexed  to be the  lowest  of the  U.S.  prime  rates as published in the Wall Street Journal,  with any interest rate  adjustments to be made monthly.  At December 31,  2005, the Company had no outstanding  borrowings attributable  to this LOC. During 2005, the Company had $1,500,000 in borrowings against this line, which were repaid during the year.  During 2004 and 2003, the
Company had no borrowings against this LOC.

The second LOC  available to the Company is a  $ 5,000,000  line of credit (LOC)
extended from Southwest Bank of St. Louis to UG.  Borrowings  under the LOC bear interest at the rate of 0.25% in excess of  Southwest  Bank of St.  Louis' prime rate. At December 31,  2005 and 2004, the Company had no outstanding  borrowings attributable to this LOC. During 2005 and 2004, the Company had total borrowings of $ 0 and  $ 2,275,000,  respectively,  which were repaid during the applicable year.

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
FISV)  which  is  an  independent,  full-service  provider  of  integrated  data processing  and  information  management  systems  to  the  financial  industry, headquartered in Brookfield,  Wisconsin. In addition, the Company entered into a five-year  contract  with Fiserv for services  related to their  purchase of the
"ID3"  software  system.  Under the  contract,  the  Company is  required to pay
$ 12,000 per month in software  maintenance  costs and a monthly fee for offsite data center costs,  based on the number and type of policies being  administered the ID3 software system through mid-2007.

UTG is a holding  company that has no day-to-day  operations  of its own.  Funds required to meet its expenses,  generally costs  associated with maintaining the
Company in good  standing with states in which it does  business,  are primarily provided  by its  subsidiaries.  On a parent  only  basis,  UTG's  cash  flow is dependent on management fees received from its insurance subsidiary and earnings received  on cash  balances.  On  December 31,  2005,  substantially  all of the consolidated  shareholders  equity represents net assets of its subsidiary.  The
Company's  insurance  subsidiary has maintained  adequate  statutory capital and surplus and has not used surplus relief or financial reinsurance. The payment of cash dividends to shareholders  is not legally  restricted.  However,  the state insurance  department  regulates  insurance  company dividend payments where the company is domiciled.

UG is an Ohio  domiciled  insurance  company,  which  requires  five days  prior notification  to the  insurance  commissioner  for the  payment  of an  ordinary dividend.  Ordinary  dividends  are  defined  as the  greater  of: a) prior year statutory  earnings or b) 10% of statutory capital and surplus.  At December 31,
2005 UG statutory shareholders' equity was $ 25,645,716.  At December 31,  2005,
UG statutory  gain from  operations  was  $ 5,113,557.  Extraordinary  dividends
(amounts in excess of ordinary dividend  limitations)  require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid a dividend of $ 2,275,000 to UTG in 2004, of which $ 974,180 was considered to be an extraordinary dividend. There were no dividends paid during 2005.

Management   believes  the  overall  sources  of  liquidity  available  will  be sufficient to satisfy its financial obligations.

Regulatory Environment

In March 2005,  UTG's Board of Directors  adopted a proposal to change the state of incorporation of UTG from Illinois to Delaware by merging UTG with and into a wholly-owned  Delaware subsidiary (the "reincorporation  merger").  The Board of
Directors and management of UTG believe that  reincorporation  to Delaware would
be  beneficial  to  the  Company   because   Delaware   corporate  law  is  more
comprehensive,   widely  used  and  extensively  interpreted  than  other  state corporate laws,  including  Illinois corporate law. The  reincorporation  merger effected  only a change in UTG's legal  domicile and certain  other changes of a legal  nature.  It did not result in any change in UTG's  business,  management, fiscal year, assets or liabilities or location of its principal  facilities.  At
the  2005  annual  meeting  of  shareholders,   the  shareholders  approved  the
reincorporation merger to be effective July 1, 2005.

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

Most  states  also  have  insurance  holding  company  statutes,  which  require registration and periodic reporting by insurance  companies  controlled by other
corporations   licensed   to   transact   business   within   their   respective
jurisdictions.  The  insurance  subsidiary  is subject to such  legislation  and
registered  as  controlled   insurers  in  those  jurisdictions  in  which  such
registration  is  required.  Statutes  vary from  state to state  but  typically require  periodic  disclosure,  concerning  the  corporation  that  controls the registered insurers and all subsidiaries of such corporation. In addition, prior
notice  to,  or  approval  by,  the  state  insurance   commission  of  material
inter-corporate   transfers  of  assets,   reinsurance  agreements,   management
agreements (see Note 9 to the consolidated financial statements), and payment of dividends  (see Note 2 to the  consolidated  financial  statements) in excess of specified  amounts  by the  insurance  subsidiary,  within the  holding  company system, are required.

Each year, the NAIC calculates  financial ratio results (commonly referred to as
IRIS ratios) for each company.  These ratios measure various  statutory  balance sheet and income statement financial information.  The results are then compared to  pre-established  normal ranges  determined by the NAIC.  Results outside the range typically require explanation to the domiciliary insurance department.

At year-end 2005, UG had two ratios outside the normal range. Each of the ratios outside the normal range was anticipated by Management, based upon the operating results of the Company.  The first ratio was slightly  outside the normal range, as it relates to net  investment  income.  As discussed in previous  sections of this report,  investment income has been hindered by declining interest rates in recent years and the average life of the investment portfolio. The Company feels with the change in interest rate environment and repositioning of the investment portfolio,  this ratio will be corrected.  Also, realized gains are not included in this  calculation,  which would have had a positive impact on this ratio. The second  ratio  outside  the normal  range  relates to the  Company's  affiliated investments.  The Company has made  investments in real estate  projects,  which have been consolidated into these financial statements through limited liability companies.  The limited liability  companies were created to provide  additional risk protection to the Company.  While this negatively  impacts this ratio,  the
Company  believes that this structure is in the best interest of the Company and these investments will have a positive long-term impact on the Company.

The NAIC's  risk-based  capital  requirements  require  insurance  companies  to calculate  and  report  information  under a  risk-based  capital  formula.  The risk-based  capital (RBC) formula measures the adequacy of statutory capital and surplus in relation to  investment  and insurance  risks such as asset  quality, mortality  and  morbidity,  asset and  liability  matching  and  other  business factors.  The RBC  formula  is used by state  insurance  regulators  as an early warning  tool to  identify,  for the purpose of  initiating  regulatory  action, insurance companies that potentially are inadequately capitalized.  In addition, the formula  defines new minimum  capital  standards that supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the insurance company's regulatory  total  adjusted  capital,  as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC.  Insurance  companies  below specific trigger points or ratios are classified  within  certain  levels,  each of which requires specific corrective action. The levels and ratios are as follows:

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

     * Or, 2.5 with negative trend.

At  December 31,  2005,  UG has a ratio that is in excess of 4, which is 400% of the authorized control level; accordingly, UG meets the RBC requirements.

On July 30,  2002,  President Bush signed into law the  "SARBANES-OXLEY"  Act of
2002 ("the Act"). This Law, enacted in response to several high-profile business failures,  was developed to provide  meaningful  reforms that protect the public interest and restore  confidence in the reporting  practices of publicly  traded companies. The implications of the Act to public companies, (which includes UTG)
are vast,  widespread,  and evolving.  The Company has implemented  requirements
affecting  the  current  reporting  period,   and  is  continually   monitoring,
evaluating,  and planning  implementation  of requirements  that will need to be taken into  account in future  reporting  periods.  As part of the  implementing these requirements,  the Company has developed a compliance plan, which includes documentation, evaluation and testing of key financial reporting controls.

The "USA  PATRIOT" Act of 2001 ("the Patriot  Act"),  enacted in response to the terrorist  attacks of  September 11,  2001,  strengthens our Nation's ability to combat  terrorism  and prevent  and detect  money-laundering  activities.  Under
Section 352 of the Patriot  Act,  financial  institutions  (definition  includes insurance  companies) are required to develop an anti-money  laundering program.
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
The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. While this  pronouncement has no immediate  impact,  the Company will account for all future changes and error corrections in accordance with the requirements of Statement No. 154.

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

                                                                          Page No.
UTG, INC. AND CONSOLIDATED SUBSIDIARIES

Report of Brown Smith Wallace LLC, Independent
   Registered Public Accounting Firm for the year ended
   December 31, 2005..........................................................31

Report of Kerber, Eck & Braeckel LLP, Independent
   Registered Public Accounting Firm for the years ended

Notes to Consolidated Financial Statements.................................37-58

                       Report of Brown Smith Wallace LLC
                 Independent Registered Public Accounting Firm

Board of Directors and Shareholders
UTG, Inc.

     We have audited the accompanying consolidated balance sheet of UTG, Inc. (a
Delaware corporation) and subsidiaries as of December 31,  2005, and the related consolidated statements of operations,  shareholders' equity, and cash flows for
the  year  ended   December 31,   2005.  These  financial   statements  are  the
responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

     We  conducted  our audit in  accordance  with the  standards  of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain  reasonable  assurance about whether the financial  statements  are free of  material  misstatement.  An  audit  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in the  financial  statements.  An audit also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management,  as well as evaluating the overall  financial  statement  presentation.  We believe that our audit provides a reasonable basis for our opinion.

     In our opinion,  the consolidated  financial  statements  referred to above present fairly, in all material respects, the consolidated financial position of
UTG, Inc. and subsidiaries as of December 31, 2005, and the consolidated results of their  operations  and  their  consolidated  cash  flows  for the year  ended
December 31,  2005, in conformity with accounting  principles generally accepted in the United States of America.

     We have also audited Schedule I as of December 31,  2005, and Schedules II,
IV and V as of December 31,  2005, of UTG, Inc. and  subsidiaries  and Schedules
II, IV and V for the year then ended. In our opinion,  these  schedules  present fairly,  in all  material  respects,  the  information  required to be set forth therein.

                                               Brown Smith Wallace, LLC
                                               /s/ Brown Smith Wallace, LLC

St. Louis, Missouri
March 8, 2006

                                  Report of
                 Independent Registered Public Accounting Firm

Board of Directors and Shareholders
UTG, Inc.

     We have audited the accompanying consolidated balance sheet of UTG, Inc. (a
Delaware corporation) and subsidiaries as of December 31,  2004, and the related consolidated statements of operations,  shareholders' equity, and cash flows for each of the two years in the period ended  December 31,  2004.  These  financial
statements   are  the   responsibility   of  the   Company's   management.   Our
responsibility  is to express an opinion on these financial  statements based on our audits.

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

     In our opinion,  the financial statements referred to above present fairly, in all material respects,  the consolidated  financial position of UTG, Inc. and subsidiaries  as of  December 31,  2004, and the  consolidated  results of their operations  and their  consolidated  cash flows for each of the two years in the period  ended  December 31,  2004,  in  conformity  with  accounting  principles generally accepted in the United States of America.

     We have also audited  Schedules  II, IV and V as of  December 31,  2004, of
UTG, Inc. and  subsidiaries and Schedules II, IV and V for each of the two years in the period then ended. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.

                                                KEB /s/ Kerber, Eck & Braeckel LLP

Springfield, Illinois
March 11, 2006

                                      UTG, INC.
                             CONSOLIDATED BALANCE SHEETS
                           As of December 31, 2005 and 2004

                                        ASSETS

                                                                                           2005               2004
                                                                                      ---------------    ---------------
Investments:
    Fixed maturities held to maturity, at amortized cost
      (market $7,500,291 and $12,097,788)                                           $      7,513,064   $     11,973,415
    Investments held for sale:
      Fixed maturities, at market (cost $127,000,657 and $147,217,453)                   125,075,626        148,193,887
      Equity securities, at market (cost $15,098,815 and $15,216,214)                     24,574,259         24,399,172
    Mortgage loans on real estate at amortized cost                                       36,781,293         20,722,415
    Investment real estate, at cost, net of accumulated depreciation                      42,587,982         28,192,081
    Policy loans                                                                          12,644,838         12,844,748
    Short-term investments                                                                    42,116             39,489
                                                                                      ---------------    ---------------
                                                                                         249,219,178        246,365,207

Cash and cash equivalents                                                                 12,204,087         11,859,472
Securities of affiliate                                                                    4,000,000          4,000,000
Accrued investment income                                                                  1,538,972          1,678,393
Reinsurance receivables:
    Future policy benefits                                                                31,908,738         32,422,529
    Policy claims and other benefits                                                       4,017,833          3,959,569
Cost of insurance acquired                                                                10,554,447         12,747,532
Deferred policy acquisition costs                                                          1,414,364          1,685,263
Property and equipment, net of accumulated depreciation                                    1,921,841          2,172,636
Income taxes receivable, current                                                             150,447            181,683
Other assets                                                                               1,901,594            795,800
                                                                                      ---------------    ---------------
         Total assets                                                               $    318,831,501   $    317,868,084
                                                                                      ===============    ===============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
    Future policy benefits                                                          $    234,959,085   $    235,592,973
    Policy claims and benefits payable                                                     1,950,037          1,879,566
    Other policyholder funds                                                               1,217,857          1,323,668
    Dividend and endowment accumulations                                                  12,638,713         12,526,390
Deferred income taxes                                                                      8,100,615          8,561,010
Other liabilities                                                                          4,738,809          7,405,434
                                                                                      ---------------    ---------------
         Total liabilities                                                               263,605,116        267,289,041
Minority interests in consolidated subsidiaries                                           11,908,933          6,127,938

Shareholders' equity:
Common stock - no par value, stated value $.001 and $.02 per share.
    Authorized 7,000,000 shares - 3,901,800 and 3,965,533 shares issued
    and outstanding after deducting treasury shares of 303,442 and 227,709                     3,902             79,315
Additional paid-in capital                                                                42,295,661         42,590,820
Accumulated deficit                                                                       (3,637,349)        (4,897,572)
Accumulated other comprehensive income                                                     4,655,238          6,678,542
                                                                                      ---------------    ---------------
         Total shareholders' equity                                                       43,317,452         44,451,105
                                                                                      ---------------    ---------------
         Total liabilities and shareholders' equity                                 $    318,831,501   $    317,868,084
                                                                                      ===============    ===============

                             See accompanying notes.

                                    UTG, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Three Years Ended December 31, 2005

                                                                 2005               2004               2003
                                                            ---------------    ----------------   ----------------

Revenues:

    Premiums and policy fees                             $      16,399,080  $       17,275,708 $       18,121,018
    Reinsurance premiums and policy fees                        (2,672,397)         (3,135,279)        (3,097,980)
    Net investment income                                       11,051,226          10,420,886         10,270,500
    Realized investment gains (losses), net                      1,431,936             (20,648)           485,436
    Other income                                                 1,261,495             926,212            709,384
                                                            ---------------    ----------------   ----------------
                                                                27,471,340          25,466,879         26,488,358

Benefits and other expenses:

    Benefits, claims and settlement expenses:
        Life                                                    17,589,143          18,942,272         22,175,842
        Reinsurance benefits and claims                         (1,716,499)         (2,268,869)        (3,194,541)
        Annuity                                                  1,064,808           1,111,998          1,122,707
        Dividends to policyholders                                 938,891             980,306            966,668
    Commissions and amortization of deferred
        policy acquisition costs                                   (14,267)            309,776            311,939
    Amortization of cost of insurance acquired                   2,193,085           1,869,135          6,695,328
    Operating expenses                                           5,516,566           5,312,747          7,566,780
    Interest expense                                                     0              77,453            162,179
                                                            ---------------    ----------------   ----------------
                                                                25,571,727          26,334,818         35,806,902
                                                            ---------------    ----------------   ----------------

Income (loss) before income taxes
 and minority interest                                           1,899,613            (867,939)        (9,318,544)
Income tax benefit (expense)                                      (158,408)            797,716          2,699,493
Minority interest in (income) loss
of consolidated subsidiaries                                      (480,982)           (205,394)           222,561
                                                            ---------------    ----------------   ----------------

Net income (loss)                                        $       1,260,223  $         (275,617)$       (6,396,490)
                                                            ===============    ================   ================

Basic income (loss) per share from continuing
   operations and net income (loss)                      $            0.32  $            (0.07)$            (1.67)
                                                            ===============    ================   ================

Diluted income (loss) per share from continuing
operations and net income (loss)                         $            0.32  $            (0.07)$            (1.67)
                                                            ===============    ================   ================

Basic weighted average shares outstanding                        3,938,781           3,986,731          3,839,947
                                                            ===============    ================   ================

Diluted weighted average shares outstanding                      3,938,781           3,986,731          3,839,947
                                                            ===============    ================   ================

                            See accompanying notes.

                                    UTG, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       Three Years Ended December 31, 2005

                                                       2005                         2004                       2003
                                                  ---------------------------  -------------------------   ---------------------------

Common stock
    Balance, beginning of year                  $      79,315                $      80,008               $     70,726
    Issued during year                                    120                          289                     10,331
    Treasury shares acquired                              (75)                      (1,066)                      (532)
    Change in stated value                            (75,458)                           0                          0
    Reclassification under FAS 150                          0                           84                          0
    Retired during year                                     0                            0                       (433)
    Cumulative change in accounting principal               0                            0                        (84)
                                                  ------------                 ------------                -----------
    Balance, end of year                        $       3,902                $      79,315               $     80,008
                                                  ============                 ============                ===========

Additional paid-in capital
    Balance, beginning of year                  $  42,590,820                $  42,672,189               $ 42,976,344
    Issued during year                                151,200                      167,071                    185,574
    Treasury shares acquired                         (521,817)                    (297,991)                  (181,817)
    Change in stated value                             75,458                            0                          0
    Reclassification under FAS 150                          0                       49,551                          0
    Retired during year                                     0                            0                   (258,361)
    Cumulative change in accounting principal               0                            0                    (49,551)
                                                  ------------                 ------------                -----------
    Balance, end of year                        $  42,295,661                $  42,590,820               $ 42,672,189
                                                  ============                 ============                ===========

Retained earnings (accumulated deficit)
    Balance, beginning of year                  $  (4,897,572)               $  (4,621,955)              $  1,774,535
    Net income (loss)                               1,260,223  $   1,260,223      (275,617) $  (275,617)   (6,396,490) $ (6,396,490)
                                                  ------------                 ------------                -----------
    Balance, end of year                        $  (3,637,349)               $  (4,897,572)              $ (4,621,955)
                                                  ============                 ============                ===========

Accumulated other comprehensive income
    Balance, beginning of year                  $   6,678,542                $   1,566,397               $  2,771,941
    Other comprehensive income (loss)
      Unrealized holding gain (loss) on securities
         net of minority interest and
         reclassification adjustment and taxes     (2,023,304)    (2,023,304)    5,112,145    5,112,145    (1,205,544)   (1,205,544)
                                                  ------------  -------------  ------------  -----------   -----------  ------------
    Comprehensive income (loss)                                 $   (763,081)               $ 4,836,528                $ (7,602,034)
                                                                 ============                ===========                ============
    Balance, end of year                        $   4,655,238                $   6,678,542               $  1,566,397
                                                  ============                 ============                ===========

Total shareholders' equity, end of year         $  43,317,452                $  44,451,105               $ 39,696,639
                                                  ============                 ============                ===========

                             See accompaning notes.

                                    UTG, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Three Years Ended December 31, 2005

                                                                              2005              2004              2003
                                                                         ---------------   ---------------   ---------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net income (loss)                                                   $      1,260,223  $       (275,617) $     (6,396,490)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities net of changes in assets and liabilities resulting from the sales and purchases of subsidiaries:
     Amortization/accretion of fixed maturities                                 606,914           604,608           978,307
     Realized investment (gains) losses, net                                 (1,459,959)           20,648          (485,436)
     Amortization of deferred policy acquisition costs                          278,899           442,380           400,844
     Amortization of cost of insurance acquired                               2,193,085         1,869,135         6,695,328
     Depreciation                                                             2,206,023         1,617,116         1,052,964
     Minority interest                                                          480,982           205,394          (222,561)
     Charges for mortality and administration
       of universal life and annuity products                                (9,097,858)       (9,281,555)       (9,083,778)
     Interest credited to account balances                                    5,251,303         5,332,145         5,478,488
     Policy acquisition costs deferred                                           (8,000)           (5,000)          (61,000)
     Change in accrued investment income                                        139,421           283,159           491,288
     Change in reinsurance receivables                                          455,527           527,926          (100,703)
     Change in policy liabilities and accruals                                1,017,812         1,073,108         3,163,696
     Change in income taxes payable                                             157,111          (924,815)       (2,877,425)
     Change in other assets and liabilities, net                             (3,772,419)       (1,534,582)           33,430
                                                                         ---------------   ---------------   ---------------
Net cash used in operating activities                                          (290,936)          (45,950)         (933,048)
                                                                         ---------------   ---------------   ---------------

Cash flows from investing activities:
   Proceeds from investments sold and matured:
     Fixed maturities held for sale                                          26,182,897        70,893,152        73,314,066
     Fixed maturities matured                                                 5,816,061        16,098,477        36,065,715
     Equity securities                                                        3,182,055            25,569           167,734
     Mortgage loans                                                          10,050,792         8,620,093         8,494,201
     Real estate                                                                876,594           314,157         1,096,759
     Policy loans                                                             3,803,491         2,757,989         2,619,463
     Short-term                                                                 425,000           350,000           350,000
                                                                         ---------------   ---------------   ---------------
   Total proceeds from investments sold and matured                          50,336,890        99,059,437       122,107,938
   Cost of investments acquired:
     Fixed maturities held for sale                                          (6,496,673)      (76,377,916)     (108,410,675)
     Fixed maturities                                                        (1,474,140)       (1,513,700)       (4,283,413)
     Equity securities                                                       (1,606,543)       (8,033,052)       (7,089,857)
     Mortgage loans                                                         (26,109,670)       (2,626,540)      (11,405,342)
     Real estate                                                            (11,883,777)       (3,981,568)       (3,722,406)
     Policy loans                                                            (3,603,581)       (2,376,338)       (2,499,358)
     Short-term                                                                (428,221)         (353,061)           (7,001)
                                                                         ---------------   ---------------   ---------------
   Total cost of investments acquired                                       (51,602,605)      (95,262,175)     (137,418,052)
   Purchase of property and equipment                                                 0           (20,548)         (536,600)
                                                                         ---------------   ---------------   ---------------
Net cash provided by (used in) investing activities                          (1,265,715)        3,776,714       (15,846,714)
                                                                         ---------------   ---------------   ---------------

Cash flows from financing activities:
     Policyholder contract deposits                                           8,481,796         9,015,637         9,505,436
     Policyholder contract withdrawals                                       (6,209,958)       (7,215,183)       (7,067,658)
     Payments of principal on notes payable                                  (1,500,000)       (4,564,776)         (705,499)
     Proceeds from line of credit                                             1,500,000         2,275,000                 0
     Issuance of common stock                                                   151,320           167,360           195,906
     Purchase of treasury stock                                                (521,892)         (299,057)         (441,144)
                                                                         ---------------   ---------------   ---------------
Net cash provided by (used in) financing activities                           1,901,266          (621,019)        1,487,041
                                                                         ---------------   ---------------   ---------------

Net increase (decrease) in cash and cash equivalents                            344,615         3,109,745       (15,292,721)
Cash and cash equivalents at beginning of year                               11,859,472         8,749,727        24,042,448
                                                                         ---------------   ---------------   ---------------
Cash and cash equivalents at end of year                               $     12,204,087  $     11,859,472  $      8,749,727
                                                                         ===============   ===============   ===============

                             See accompanying notes.

                                   UTG, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   ORGANIZATION - At December 31,  2005, the  significant  majority-owned
          subsidiaries   of  UTG,   Inc  were  as  depicted  on  the   following
          organizational chart.

The  Company's  significant  accounting  policies,  consistently  applied in the
preparation  of  the  accompanying   consolidated   financial  statements,   are
summarized as follows.

     B.   NATURE OF  OPERATIONS - UTG,  Inc., is an insurance  holding  company, which sells individual life insurance products through its subsidiary.
          The Company's  principal market is the mid-western  United States. The
          Company's   dominant  business  is  individual  life  insurance  which includes the servicing of existing  insurance  business in force,  the solicitation  of new individual  life insurance and the acquisition of other companies in the insurance business.

     C.   BUSINESS  SEGMENTS - The  Company  has only one  significant  business segment - insurance.

     D.   BASIS OF PRESENTATION - The financial statements of UTG, Inc., and its
          subsidiaries   have  been  prepared  in  accordance   with  accounting
          principles  generally  accepted in the States of America  which differ from statutory  accounting practices permitted by insurance regulatory authorities.

     E.   PRINCIPLES OF  CONSOLIDATION - The consolidated  financial  statements
          include  the  accounts  of  the  Registrant  and  its   majority-owned
          subsidiaries.  All significant inter-company accounts and transactions have been eliminated.

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
          Accumulated depreciation on investment real estate was $ 4,444,729 and
          $ 2,491,205 as of December 31, 2005 and 2004, respectively.

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

          Benefit  reserves for universal life insurance and interest  sensitive life  insurance  products are computed under a  retrospective  deposit
          method  and  represent  policy  account  balances  before   applicable
          surrender  charges.  Policy  benefits  and claims  that are charged to expense  include  benefit  claims in excess of related  policy account balances.  Interest  crediting  rates for universal  life and interest sensitive  products  range  from  4.0% to 5.5%  for  the  years  ended
          December 31, 2005, 2004 and 2003, respectively.

     J.   POLICY  AND  CONTRACT  CLAIMS - Policy  and  contract  claims  include provisions  for reported  claims in process of  settlement,  valued in accordance  with the terms of the policies and  contracts,  as well as
          provisions  for  claims   incurred  and  unreported   based  on  prior
          experience  of the  Company.  Incurred  but not  reported  claims were
          $ 913,896   and   $ 899,126   as  of   December 31,   2005  and  2004,
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

                                              2005                2004                 2003
                                        ----------------    -----------------    ----------------
Cost of insurance acquired,
        beginning of year          $        12,747,532  $       14,616,667   $       21,311,995
   Interest accretion                        3,739,918           4,002,245            4,370,526
   Amortization                             (5,933,003)         (5,871,380)          (6,065,854)
                                        ----------------    -----------------    ----------------
   Net amortization                         (2,193,085)         (1,869,135)          (1,695,328)
   Impairment loss                                   0                   0           (5,000,000)
                                        ----------------    -----------------    ----------------
Cost of insurance acquired,
        end of year                $        10,554,447  $       12,747,532   $       14,616,667
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

                                             Interest                                Net
                                            Accretion      Amortization     Amortization

           2006                           $ 3,426,000       $ 6,277,000      $ 2,851,000
           2007                             3,012,000         5,859,000        2,847,000
           2008                             2,597,000         5,133,000        2,536,000
           2009                             2,226,000         4,364,000        2,138,000
           2010                               218,000           401,000          183,000

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

                                                      2005                2004                 2003
                                              ----------------    -----------------    ----------------
Deferred, beginning of year              $         1,685,263  $        2,122,643   $        2,462,487

Acquisition costs deferred:
  Commissions                                              0                   0               56,000
  Other expenses                                       5,000               5,000                5,000
                                              ----------------    -----------------    ----------------
  Total                                                5,000               5,000               61,000

Interest accretion                                     8,000              10,000               17,000
Amortization charged to income                      (283,899)           (452,380)            (417,844)
                                              ----------------    -----------------    ----------------
  Net amortization                                  (275,899)           (442,380)            (400,844)

                                              ----------------    -----------------    ----------------
  Change for the year                               (270,899)           (437,380)            (339,844)
                                              ----------------    -----------------    ----------------

Deferred, end of year                    $         1,414,364  $        1,685,263   $        2,122,643
                                              ================    =================    ================

          Estimated  net  amortization  expense of deferred  policy  acquisition costs for the next five years is as follows:

                                                 Interest                              Net
                                                 Accretion          Amortization       Amortization
                                               --------------     ---------------    ----------------

              2006                                  11,000              244,000            233,000
              2007                                   9,000              219,000            210,000
              2008                                   8,000              206,000            198,000
              2009                                   6,000              180,000            174,000
              2010                                   5,000               99,000             94,000

     M.   PROPERTY AND EQUIPMENT -  Company-occupied  property,  data processing equipment and  furniture and office  equipment are stated at cost less
          accumulated   depreciation   of   $ 6,587,036   and   $ 6,336,241   at
          December 31, 2005 and 2004, respectively.  Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful  lives of three  to  thirty  years.  Depreciation  expense  was
          $ 250,795,  $ 298,021,  and $ 149,664 for the years ended December 31,
          2005, 2004, and 2003, respectively.

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

     P.   TREASURY  SHARES - The Company  holds  303,442  and 227,709  shares of common stock as treasury  shares with a cost basis of $ 2,196,987  and
          $ 1,675,097 at December 31, 2005 and 2004, respectively.

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

     R.   PARTICIPATING  INSURANCE - Participating  business  represents 19% and
          20% of the ordinary life insurance in force at  December 31,  2005 and
          2004,   respectively.   Premium  income  from  participating  business
          represents  21%,  22%,  and 23% of total  premiums for the years ended
          December 31,   2005,  2004  and  2003,  respectively.  The  amount  of
          dividends  to  be  paid  is  determined   annually  by  the  insurance
          subsidiary's  Board of Directors.  Earnings allocable to participating policyholders are based on legal requirements that vary by state.

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

     U.   IMPAIRMENT OF LONG LIVED ASSETS - The Company evaluates whether events and circumstances have occurred that indicate the remaining  estimated useful  life of long lived  assets may  warrant  revision  or that the remaining  balance of an aset may not be recoverable.  The measurement of possible  impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis.  In the opinion of management,  no such  impairment  existed at
          December 31, 2005.

2.   SHAREHOLDER DIVIDEND RESTRICTION

At December 31,  2005,  substantially all of consolidated  shareholders'  equity represents  net assets of UTG's  subsidiaries.  The payment of cash dividends to shareholders  by UTG is not legally  restricted.  However,  the state  insurance department  regulates  insurance  company dividend payments where the company is domiciled. UG's dividend limitations are described below.

Ohio domiciled  insurance  companies require five days prior notification to the insurance  commissioner  for  the  payment  of an  ordinary  dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory  earnings or b)
10% of statutory capital and surplus.  For the year ended December 31,  2005, UG had a statutory gain from operations of $ 5,113,557. At December 31,  2005, UG's statutory capital and surplus amounted to $ 25,645,716.  Extraordinary dividends
(amounts in excess of ordinary dividend  limitations)  require prior approval of the insurance commissioner and are not restricted to a specific calculation.  In
2005 and 2004, UG paid $ 0 and $ 2,275,000, of which $ 974,180 was considered to be an extraordinary dividend, respectively, to UTG.

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
income maintained in the "shareholders surplus account".  At December 31,  2005, the balances of the shareholders' surplus account and the untaxed balance for UG were $ 25,383,321 and $ 4,363,821, respectively.

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

                                               2005                2004                 2003
                                         ----------------    -----------------    ----------------
Current tax expense                 $            21,368    $        147,358      $       197,732
Deferred tax (benefit) expense                  137,040            (945,074)          (2,897,225)
                                         ----------------    -----------------    ----------------
                                    $           158,408    $       (797,716)     $    (2,699,493)
                                         ================    =================    ================

The Company's  life insurance  subsidiary has net operating loss  carry-forwards for federal income tax purposes expiring as follows:

                                        UG
                                   -------------
          2018                        901,108
          2019                      2,565,645
                                   -------------
          TOTAL                $    3,466,753
                                   =============

The  Company  has  established  a  deferred  tax  asset of  $ 1,213,364  for its operating loss carry-forwards and has established no allowance in the current or prior years.

UG has a net operating loss  carry-forward of $ 3,466,753 at December 31,  2005.
UG must average taxable income of approximately $ 435,326 over the next 15 years to fully  realize its net  operating  loss  carry-forward.  Management  believes future earnings of UG will be sufficient to fully utilize the net operating loss carry-forwards. Therefore, management has established no allowance for potential uncollectible of its loss carry-forwards in the current year.

The following table shows the  reconciliation of net income to taxable income of
UTG:

                                                 2005                 2004               2003
                                           -----------------    ---------------    -----------------
Net income (loss)                        $     1,260,223     $       (275,617)$      (6,396,490)
Federal income tax provision                     (24,254)             105,098           263,992
Loss (gain) of subsidiaries                   (1,155,680)             803,662         6,723,981
                                           -----------------    ---------------    -----------------
Taxable income                           $        80,289     $        633,143  $        591,483
                                           =================    ===============    =================

The  expense or  (credit)  for income  differed  from the  amounts  computed  by applying the applicable  United States statutory rate of 35% before income taxes as a result of the following differences:

                                                                 2005               2004               2003
                                                           ---------------    ---------------    ----------------
Tax computed at statutory rate                        $         664,865   $       (303,779)  $     (3,183,594)
Changes in taxes due to:
  Current year expense previously deducted                            0                  0            175,000
  Tax reserve adjustment                                              0           (202,225)           150,831
  Utilization of capital loss carryforward                     (327,467)                 0                  0
  Dividend received deduction                                  (188,988)          (161,114)                 0
  Tax deferred acquisition costs                                      0           (134,324)                 0
  Minority interest                                            (168,344)                 0                  0
  Small company deduction                                       211,474                  0                  0
  Other                                                         (33,132)             3,726            158,270
                                                           ---------------    ---------------    ----------------
Income tax expense (benefit)                          $         158,408   $       (797,716)  $     (2,699,493)
                                                           ===============    ===============    ================

The following table  summarizes the major  components that comprise the deferred tax liability as reflected in the balance sheets:

                                                  2005                  2004
                                            ----------------      ---------------
Investments                           $         4,721,575   $         5,289,610
Cost of insurance acquired                      3,694,056             4,461,636
Deferred policy acquisition costs                 495,027               589,842
Management/consulting fees                       (275,434)             (289,876)
Future policy benefits                           (671,161)             (646,374)
Gain on sale of subsidiary                      2,312,483             2,312,483
Net operating loss carry forward               (1,213,364)           (2,123,037)
Federal tax DAC                                  (962,565)           (1,033,272)
                                            ----------------      ---------------
Deferred tax liability                $         8,100,615   $         8,561,010
                                            ================      ===============

4.   ANALYSIS OF INVESTMENTS, INVESTMENT INCOME AND INVESTMENT GAIN

A. NET INVESTMENT INCOME - The following table reflects net investment income by type of investment:

                                                                           December 31,
                                                      ----------------------------------------------------------
                                                                2005               2004               2003
                                                          ---------------    ----------------   ----------------
Fixed maturities and fixed maturities
  held for sale                                       $        6,661,648 $        7,060,761  $       8,418,969
Equity securities                                                771,379            657,609            456,361
Mortgage loans                                                 2,033,007          1,209,358          1,522,700
Real estate                                                    7,473,698          5,335,530          2,832,171
Policy loans                                                     860,240            918,562            949,770
Short-term investments                                             3,699             80,241             11,161
Cash                                                             171,926            111,986            137,478
                                                          ---------------    ----------------   ----------------
Total consolidated investment income                          17,975,597         15,374,047         14,328,610
Investment expenses                                           (6,924,371)        (4,953,161)        (4,058,110)
                                                          ---------------    ----------------   ----------------
Consolidated net investment income                    $       11,051,226 $       10,420,886  $      10,270,500
                                                          ===============    ================   ================

The  following  table  summarizes  the  Company's  fixed  maturity  holdings and investments held for sale by major classifications:

                                                                                  Carrying Value
                                                                    ----------------------------------------
                                                                               2005                 2004
                                                                          ---------------      --------------
 Investments held for sale:
     Fixed maturities
         U.S. Government, government agencies and authorities        $    25,221,548     $     41,632,843
         State, municipalities and political subdivisions                    173,743              177,444
         Collateralized mortgage obligations                              72,306,120           79,643,440
         All other corporate bonds                                        27,374,215           26,740,160
                                                                          ---------------      --------------
                                                                     $   125,075,626    $     148,193,887
                                                                          ===============      ==============

     Equity securities
         Banks, trusts and insurance companies                       $     4,609,529      $     4,692,661
         Industrial and miscellaneous                                     19,964,730           19,706,511
                                                                          ---------------      --------------
                                                                     $    24,574,259     $     24,399,172
                                                                          ===============      ==============

                                                                                  Carrying Value
                                                                    ----------------------------------------
                                                                               2005                 2004
                                                                          ---------------      --------------

 Fixed maturities held to maturity:
     U.S. Government, government agencies and authorities            $     6,014,103      $     7,801,268
     State, municipalities and political subdivisions                      1,453,227            2,448,293
     Collateralized mortgage obligations                                      45,734               58,453
     Public utilities                                                              0                    0
     All other corporate bonds                                                     0            1,665,401
                                                                          ---------------      --------------
                                                                     $     7,513,064 $         11,973,415
                                                                          ===============      ==============

 Securities of affiliate                                             $     4,000,000 $          4,000,000
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

         Below Investment
        Grade Investments                 2005              2004
   -----------------------------     --------------    ------------
     Public Utilities              $          0     $           0
     CMO                                 11,449            15,764
     Corporate                        1,081,660         2,123,028
                                      -------------    ------------
     Total                         $  1,093,109     $   2,138,792
                                      =============    ============

B.   INVESTMENT SECURITIES

The amortized  cost and estimated  market  values of  investments  in securities including investments held for sale are as follows:

                                          Cost or            Gross             Gross             Estimated
                                         Amortized         Unrealized        Unrealized           Market
2005                                       Cost              Gains             Losses             Value
------------------------------------   --------------     -------------    ---------------    --------------
Investments held for sale:
  Fixed maturities
  U.S. Government and govt.
    agencies and authorities        $     25,660,210    $       90,648   $       (529,310)   $   25,221,548
  States, municipalities and
    political subdivisions                   163,886             9,857                  0           173,743
  Collateralized mortgage
    obligations                           74,086,345            15,004         (1,795,229)       72,306,120
  Public utilities                                 0                 0                  0                 0
  All other corporate bonds               27,090,216           474,346           (190,347)       27,374,215
                                       --------------     -------------    ---------------    --------------
                                         127,000,657           589,855         (2,514,886)      125,075,626
  Equity securities                       15,098,815         9,475,444                  0        24,574,259
                                       --------------     -------------    ---------------    --------------
  Total                             $    142,099,472    $   10,065,299   $     (2,514,886)   $  149,649,885
                                       ==============     =============    ===============    ==============

Fixed maturities held to maturity:
  U.S. Government and govt.
    agencies and authorities        $      6,014,103    $        5,174   $        (58,943)   $    5,960,334
  States, municipalities and
    political subdivisions                 1,453,227            41,700                  0         1,494,927
  Collateralized mortgage
    obligations                               45,734               390             (1,094)           45,030
  Public utilities                                 0                 0                  0                 0
  All other corporate bonds                        0                 0                  0                 0
                                       --------------     -------------    ---------------    --------------
  Total                             $      7,513,064    $       47,264   $        (60,037)   $    7,500,291
                                       ==============     =============    ===============    ==============

Securities of affiliate             $      4,000,000    $            0   $              0    $    4,000,000
                                       ==============     =============    ===============    ==============

                                          Cost or            Gross            Gross              Estimated
                                          Amortized          Unrealized       Unrealized         Market
2004                                      Cost               Gains            Losses             Value
------------------------------------      --------------     -------------    ------------    -------------
Investments held for sale:
  Fixed maturities
  U.S. Government and govt.
    agencies and authorities        $     41,377,077     $     384,193      $  (128,427)   $  41,632,843
  States, municipalities and
    political subdivisions                   162,025            15,419                0          177,444
  Collateralized mortgage
    obligations                           79,634,753           459,508         (450,821)      79,643,440
  Public utilities                                 0                 0                0                0
  All other corporate bonds               26,043,598           792,693          (96,131)      26,740,160
                                       --------------     -------------    ---------------   --------------
                                         147,217,453         1,651,813         (675,379)     148,193,887
  Equity securities                       15,216,214        10,214,201       (1,031,243)      24,399,172
                                       --------------     -------------    ---------------   --------------
  Total                             $    162,433,667     $  11,866,014      $(1,706,622)   $ 172,593,059
                                       ==============     =============    ===============   ==============

Fixed maturities held to maturity:
  U.S. Government and govt.
    agencies and authorities        $      7,801,268     $      43,237      $   (40,910)   $   7,803,595
  States, municipalities and
    political subdivisions                 2,448,293           116,815                0        2,565,108
  Collateralized mortgage
    obligations                               58,453               661           (1,343)          57,771
  Public utilities                                 0                 0                0                0
  All other corporate bonds                1,665,401            26,833          (20,920)       1,671,314
                                       --------------     -------------    ---------------   --------------
  Total                             $     11,973,415     $     187,546      $   (63,173)   $  12,097,788
                                       ==============     =============    ===============   ==============

Securities of affiliate             $     4,000,000      $           0      $         0    $   4,000,000
                                       ==============     =============    ===============   ==============

     The  amortized  cost  and  estimated  market  value of debt  securities  at
     December 31,  2005,  by  contractual  maturity,  is shown  below.  Expected maturities will differ from contractual  maturities  because  borrowers may have the  right  to call or  prepay  obligations  with or  without  call or prepayment penalties.

                                                                         Estimated
     Fixed Maturities Held for Sale                   Amortized           Market
         December 31, 2005                              Cost               Value
---------------------------------------------      --------------      --------------
Due in one year or less                       $     10,383,204      $   10,343,228
Due after one year through five years               31,651,404          31,693,708
Due after five years through ten years               6,944,931           6,843,315
Due after ten years                                  9,113,226           8,987,741
Collateralized mortgage obligations                 68,907,892          67,207,634
                                                   --------------      --------------
Total                                         $    127,000,657      $  125,075,626
                                                   ==============      ==============

                                                                         Estimated
    Fixed Maturities Held to Maturity                 Amortized           Market
         December 31, 2005                              Cost               Value
---------------------------------------------      --------------      --------------
Due in one year or less                       $      3,059,728      $    3,041,104
Due after one year through five years                2,411,040           2,415,254
Due after five years through ten years               1,670,879           1,658,601
Due after ten years                                    325,775             340,403
Collateralized mortgage obligations                     45,642              44,929
                                                   --------------      --------------
Total                                         $      7,513,064      $    7,500,291
                                                   ==============      ==============

     An analysis of sales,  maturities and principal repayments of the Company's fixed maturities portfolio for the years ended December 31,  2005, 2004 and
     2003 is as follows:

                                            Cost or            Gross             Gross             Proceeds
                                           Amortized          Realized          Realized             From
   Year ended December 31, 2005              Cost              Gains             Losses              Sale
-------------------------------------    ---------------    -------------    ---------------    ---------------
Scheduled principal repayments,
   Calls and tenders:
     Held for sale                     $   15,114,740     $      9,682     $            0     $   15,124,442
     Held to maturity                       5,801,888            2,300             (9,125)          5,795,062
   Sales:
      Held for sale                        11,124,418           15,077            (60,022)         11,079,473
      Held to maturity                              0                0                  0                   0
                                         ---------------    -------------    ---------------    ---------------
  Total                                $   32,041,046    $     27,059     $      (69,147)     $   31,998,958
                                         ===============    =============    ===============    ===============

                                            Cost or            Gross             Gross             Proceeds
                                           Amortized          Realized          Realized             From
Year ended December 31, 2004                 Cost               Gains            Losses              Sale
-------------------------------------    ---------------    -------------    ---------------    ---------------
Scheduled principal repayments,
   Calls and tenders:
     Held for sale                     $   25,119,862     $      8,062     $       (2,098)     $   25,125,826
     Held to maturity                      16,099,278                0               (801)         16,098,477
   Sales:
      Held for sale                        45,840,981          278,896           (352,551)         45,767,326
      Held to maturity                              0                0                 (0)                  0
                                         ---------------    -------------    ---------------    ---------------
  Total                                $   87,060,121     $    286,958     $     (355,450)     $   86,991,629
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
                                         ===============    =============    ===============    ===============

     Annually,  the Company completes an analysis of sales of securities held to maturity to further assess the issuer's  creditworthiness of fixed maturity holdings.  Based on this  analysis,  during 2003,  certain issues were sold that had been classified as held to maturity.  The Company  considers these transactions rare and non recurring.

C.   INVESTMENTS  ON  DEPOSIT - At  December 31,  2005,  investments  carried at approximately  $ 4,417,460  were on deposit  with various  state  insurance departments.

5.   DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The financial  statements  include various  estimated fair value  information at
December 31,  2005 and 2004,  as required by Statement  of Financial  Accounting
Standards 107, Disclosure about Fair Value of Financial  Instruments (SFAS 107).
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

(f)  Notes payable

For  borrowings  subject to  floating  rates of  interest,  carrying  value is a reasonable  estimate  of fair  value.  For fixed rate  borrowings  fair value is determined  based on the borrowing rates currently  available to the Company for loans with similar terms and average maturities.

The estimated fair values of the Company's financial  instruments required to be valued by SFAS 107 are as follows as of December 31:

                                                  2005                                2004
                                    -------------------------------------------------------------------------
                                                         Estimated                            Estimated
                                      Carrying           Fair              Carrying           Fair
Assets                                Amount             Value             Amount             Value
                                      --------------     --------------    ---------------    ---------------
Fixed maturities                   $    7,513,064     $    7,500,291     $  11,973,415     $   12,097,788
Fixed maturities held for sale        125,075,626        125,075,626       148,193,887        148,193,887
Equity securities                      24,574,259         24,574,259        24,399,172         24,399,172
Securities of affiliate                 4,000,000          4,000,000         4,000,000          4,000,000
Mortgage loans on real estate          36,781,293         36,358,308        20,722,415         20,816,955
Policy loans                           12,644,838         12,644,838        12,844,748         12,844,748
Short-term investments                     42,116             42,116            39,489             39,489

Liabilities
Notes payable                                   0                  0                 0                  0

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
"Permitted"  statutory  accounting  practices encompass all accounting practices that are not  prescribed;  such  practices may differ from state to state,  from company to company  within a state,  and may  change in the  future.  UG's total statutory shareholders' equity was $ 25,645,716 and $ 21,860,401 at December 31,
2005 and 2004,  respectively.  UG reported a statutory  operating  income (loss)
before  taxes   (exclusive  of   inter-company   dividends)   of   approximately
$ 5,114,000,   $ (762,000)   and   $ (1,461,000)   for  2005,   2004  and  2003,
respectively.

7.   REINSURANCE

As is customary in the insurance  industry,  UG cedes  insurance to, and assumes
insurance  from,  other  insurance   companies  under  reinsurance   agreements.
Reinsurance  agreements are intended to limit a life insurer's maximum loss on a large or  unusually  hazardous  risk or to obtain a greater  diversification  of risk. The ceding  insurance  company  remains  primarily  liable with respect to ceded insurance  should any reinsurer be unable to meet the obligations  assumed by it. However,  it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies.  The
Company sets a limit on the amount of insurance  retained on the life of any one person.  The Company will not retain more than $ 125,000,  including  accidental death  benefits,  on any one life. At  December 31,  2005, the Company had gross insurance in force of $ 3.421 billion of which  approximately  $ 484 million was ceded to reinsurers.

The Company's  reinsured business is ceded to numerous  reinsurers.  The Company monitors the solvency of its  reinsurers in seeking to minimize the risk of loss in the event of a failure by one of the parties.  The primary  reinsurers of the
Company are large, well capitalized entities.

Currently,  the Company is  utilizing  reinsurance  agreements  with  Optimum Re
Insurance Company,  (Optimum) and Swiss Re Life and Health America  Incorporated
(SWISS RE).  Optimum and SWISS RE currently  hold an "A"  (Excellent),  and "A+"
(Superior) rating, respectively, from A.M. Best, an industry rating company. The reinsurance  agreements  were  effective  December 1, 1993, and covered most new business of the Company. The agreements are a yearly renewable term (YRT) treaty where the Company cedes amounts  above its retention  limit of $ 100,000  with a minimum cession of $ 25,000.

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

UG entered into a coinsurance  agreement with Park Avenue Life Insurance Company
(PALIC) effective September 30, 1996. Under the terms of the agreement, UG ceded to PALIC substantially all of its then in-force paid-up life insurance policies.
Paid-up life insurance  generally  refers to  non-premium  paying life insurance policies.  PALIC and its ultimate parent The Guardian Life Insurance  Company of
America  (Guardian),  currently  hold an "A"  (Excellent),  and "A+"  (Superior)
rating,  respectively,  from A.M. Best, an industry  rating  company.  The PALIC agreement  accounts for approximately 68% of the reinsurance  reserve credit, as of December 31, 2005.

On  September 30,  1998,  UG  entered  into a  coinsurance  agreement  with  The
Independent Order of Vikings, an Illinois fraternal benefit society (IOV). Under the terms of the agreement,  UG agreed to assume, on a coinsurance basis, 25% of the reserves and  liabilities  arising  from all  in-force  insurance  contracts issued  by the IOV to its  members.  At  December 31,  2005,  the IOV  insurance in-force assumed by UG was approximately  $ 1,694,000,  with reserves being held
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
The  maximum  amount of credit  life  insurance  that can be  assumed on any one individual's  life is  $ 15,000.  UG  assumed  all the  rights  and  obligations formerly held by LLRC as the reinsurer in the  agreement.  LLRC  liquidated  its charter  immediately  following  the transfer.  At  December 31,  2005,  the IHL agreement has insurance  in-force of  approximately  $ 2,328,000,  with reserves being held on that amount of approximately $ 34,000.

The Company does not have any short-duration  reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2005,
2004 and 2003 was as follows:

                                          Shown in thousands
                          ---------------------------------------------------------
                               2005                2004                 2003
                             Premiums            Premiums             Premiums
                              Earned              Earned               Earned
                          ----------------    ----------------     ----------------
Direct                $          16,357    $         17,238    $          18,087
Assumed                              42                  38                   34
Ceded                            (2,672)             (3,036)              (2,896)
                          ----------------    ----------------    ----------------
Net premiums          $          13,727    $         14,240    $          15,225
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

In June 2002,  the Company  entered  into a five-year  contract  with Fiserv for services  related  to its  purchase  of the  "ID3"  software  system.  Under the contract,  the  Company  is  required  to pay  $ 12,000  per  month in  software maintenance  costs and a per-policy  charge in offsite data center costs, with a minimum of  $ 12,000  per month,  for a  five-year  period  from the date of the agreement.

On April 25,  2003 the Company  entered  into an  agreement  with Fiserv for the conversion of the two TPA client  companies to the "ID3" system.  The conversion was  successfully  completed in December 2003 utilizing  Company  personnel with onsite training and guidance provided by Fiserv.  During 2004, the Company began the conversion of the remaining  insurance business to the "ID3" software system and successfully completed the first phase of this project. The remaining blocks of business will be completed during 2006.

In the normal  course of business  the Company is involved  from time to time in various  legal  actions and other state and federal  proceedings.  There were no proceedings pending or threatened as of December 31, 2005.

9.   RELATED PARTY TRANSACTIONS

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

On February 20, 2003, UG purchased  $ 4,000,000  of a trust  preferred  security offering issued by FSBI. The security has a mandatory  redemption after 30 years with a call provision after 5 years. The security pays a quarterly dividend at a fixed rate of 6.515%. The Company received $ 264,219, $ 264,842 and $ 226,104 of dividends in 2005, 2004 and 2003, respectively.

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
the  shareholders  of UTG approved,  the UTG, Inc.  Employee and Director  Stock
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
$ 5,054,918,  $ 5,625,451  and  $ 5,906,406  to  UTG in  2005,  2004  and  2003,
respectively, under this arrangement.

Prior to its  merger,  ABE  paid  fees to UTG  pursuant  to a cost  sharing  and management fee agreement.  UTG provided  management services for ABE to carry on its  business.  The  agreement  required ABE to pay a  percentage  of the actual expenses incurred by UTG based on certain activity indicators of ABE business to the business of all the insurance  company  subsidiaries  plus a management  fee based on a percentage of the actual expenses  allocated to ABE. ABE paid fees of
$ 165,269 in 2003 to UTG under this agreement.

Prior to its merger,  APPL had a management  fee agreement  with UTG whereby UTG provided certain administrative duties, primarily data processing and investment advice. APPL paid fees of $ 222,000 to UTG during 2003 under this agreement.

Respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management's opinion that where applicable,  costs have been  allocated  fairly  and such  allocations  are based  upon  accounting principles generally accepted in the United States of America.

UG from time to time acquires  mortgage loans through  participation  agreements with FSNB.  FSNB  services UG's mortgage  loans  including  those covered by the participation  agreements. UG pays a .25% servicing fee on these loans and a one time fee at loan  origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the  processing and  establishment  of the loan. UG paid $77,597,  $ 45,468 and $ 63,214 in servicing  fees and  $ 112,109,  $ 0 and
$ 13,821 in origination fees to FSNB during 2005, 2004 and 2003, respectively.

The Company reimbursed expenses incurred by Mr. Jesse T. Correll and Mr. Randall
L.  Attkisson  relating  to travel  and  other  costs  incurred  on behalf of or relating to the  Company.  The Company paid  $ 68,318,  $ 50,098 and $ 20,238 in
2005,  2004  and  2003,   respectively  to  First  Southern  Bancorp,   Inc.  in
reimbursement  of such costs. In addition,  beginning in 2001, the Company began reimbursing FSBI a portion of salaries and pension costs for Mr. Correll and Mr.
Attkisson.  The  reimbursement  was approved by the UTG Board of  Directors  and totaled $ 160,272, $ 160,440 and $ 160,440 in 2005, 2004 and 2003, respectively, which included salaries and other benefits.

10.  CAPITAL STOCK TRANSACTIONS

A.   EMPLOYEE AND DIRECTOR STOCK PURCHASE PROGRAM

On March 26, 2002, the Board of Directors of UTG adopted, and on June 11,  2002, the  shareholders  of UTG approved,  the UTG, Inc.  Employee and Director  Stock
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

During 2005 and 2004, the Board of Directors of UTG approved offerings under the plan to qualified individuals.  For the years ended December 31,  2005 and 2004, two individuals purchased 12,000 and four individuals purchased 14,440 shares of
UTG common  stock,  respectively.  Each  participant  under the plan  executed a
"stock  restriction and buy-sell  agreement",  which among other things provides
UTG with a right of first refusal on any future sales of the shares  acquired by the participant under this plan.

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
preceding the month in which the sale of such shares to UTG occurs. The original issue price of shares at the time this program began was  established  at $12.00 per share.  At December 31, 2005, UTG had 101,877 shares  outstanding  that were issued  under this  program  with a value of $ 12.93  per share  pursuant to the above formula.

B.   STOCK REPURCHASE PROGRAM

On June 5,  2001, the Board of Directors of UTG authorized the repurchase in the open  market or in  privately  negotiated  transactions  of up to $ 1 million of
UTG's common stock.  On June 16,  2004, an additional $ 1 million was authorized for repurchasing  shares.  Repurchased  shares are available for future issuance for general corporate purposes. This program can be terminated at any time. Open market  purchases are  generally  limited to a maximum per share price of $8.00.
Through  February  1, 2006,  UTG has spent  $ 1,659,562  in the  acquisition  of
249,089 shares under this program.

C.   EARNINGS PER SHARE CALCULATIONS

The following is a  reconciliation  of the  numerators and  denominators  of the basic and diluted EPS computations as presented on the income statement.

                                                                         For the year ended December 31, 2005
                                                             ---------------- ----- ------------------ ---- -----------------
                                                             Income(Loss)           Shares                  Per-Share
                                                             (Numerator)            (Denominator)           Amount
                                                             ----------------       ------------------      -----------------
Basic EPS
Income available to common shareholders              $           1,260,223                 3,938,781   $              0.32
                                                                                                            =================

Effect of Dilutive Securities
Options                                                                  0                         0
                                                             ----------------       ------------------

Diluted EPS
Income available to common shareholders and          $
assumed conversions                                              1,260,223                 3,938,781   $              0.32
                                                             ================       ==================      =================

                                                                         For the year ended December 31, 2004
                                                             ------------------ --- ------------------ ---- -----------------
                                                             Income (Loss)          Shares                  Per-Share
                                                             (Numerator)            (Denominator)           Amount
                                                             ------------------     ------------------      -----------------
Basic EPS
Income available to common shareholders              $            (275,617)                3,986,731   $             (0.07)
                                                                                                            =================

Effect of Dilutive Securities
Options                                                                  0                         0
                                                             ------------------     ------------------

Diluted EPS
Income available to common shareholders and          $
assumed conversions                                               (275,617)                3,986,731   $             (0.07)
                                                             ==================     ==================      =================

                                                                         For the year ended December 31, 2003
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
                                                             ===============        ==================      =================

In  accordance  with  Statement of Financial  Accounting  Standards No. 128, the
computation  of diluted  earnings  per share is the same as basic  earnings  per share for the years ending  December 31,  2005, 2004 and 2003, since any assumed conversion,  exercise,  or  contingent  issuance  of  securities  would  have an anti-dilutive effect on earnings per share.

11.  NOTES PAYABLE

At December 31, 2005 and 2004, the Company had no long-term debt outstanding.

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
prime rates as published  in the Wall Street  Journal,  with any  interest  rate adjustments to be made monthly.  The Company had no borrowings  attributable  to this LOC during 2005. In order to provide greater operational flexibility,  this
LOC was transferred to the Company's wholly-owned insurance subsidiary, UG, upon the June 1, 2005 maturity.

On June 1, 2005, UG was extended a $ 3,300,000 line of credit from the FNBT. The
LOC is for a one-year term from the date of issue.  The interest rate on the LOC is variable and indexed to be the lowest of the U.S. prime rates as published in the Wall Street Journal,  with any interest rate adjustments to be made monthly.
During 2005, UG had  borrowings  from the LOC of  $ 1,500,000  and repayments of
$ 1,500,000.  At  December 31,  2005, the Company had no outstanding  borrowings attributable to this LOC.

On April 1,  2002, UTG was extended a $ 5,000,000  line of credit from Southwest
Bank of St.  Louis.  The LOC  expired  one-year  from the date of issue  and was renewed for  additional  terms.  As  collateral  for any draws under the line of credit,  UTG pledged 100% of the common stock of its insurance  subsidiary,  UG.
Borrowings  under  the LOC  bear  interest  at the  rate of  .25% in  excess  of
Southwest  Bank of St. Louis' prime rate.  At  December 31,  2005 and 2004,  the
Company had no outstanding borrowings  attributable to this LOC. The Company had no borrowings attributable to this LOC during 2005.

12.  OTHER CASH FLOW DISCLOSURES

On a cash basis,  the Company  paid $ 13,  $ 77,453,  and  $ 162,179 in interest expense for the years 2005, 2004 and 2003,  respectively.  The Company paid $ 0,
$ 110,000,  and  $ 175,000  in  federal  income  tax for  2005,  2004 and  2003, respectively.

At  December 31,  2005 and  2004,  the  Company  acquired  $ 283,173  in  equity investments and  $ 2,990,928 in fixed maturity  investments,  respectively,  for which  the cash had not yet been  paid.  The  payable  for these  securities  is included in the line item "Other liabilities" on the consolidated balance sheet.

13.  CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial  institutions that at times may exceed federally  insured limits.  The Company  maintains its primary  operating cash accounts  with First  Southern  National  Bank, an affiliate of the largest shareholder  of UTG, Mr. Jesse T. Correll,  the  Company's CEO and Chairman.  In
aggregate at December 31, 2005, these accounts hold approximately $6,404,000 for which there are no pledges or  guarantees  outside FDIC  insurance  limits.  The
Company has not  experienced  any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

15.  COMPREHENSIVE INCOME

                                                             Before-Tax             (Expense)            Net of Tax
              2005                                             Amount               or Benefit             Amount
              -----------------------------------------    -----------------    -------------------   -----------------

              Unrealized holding gains during
                  period                               $       (5,315,754)  $         1,860,514    $      (3,455,240)
              Less: reclassification adjustment
                  for gains realized in net income              2,202,978              (771,042)           1,431,936
                                                           -----------------    -------------------   -----------------
              Net unrealized gains                             (3,112,775)            1,089,471           (2,023,304)
                                                           -----------------    -------------------   -----------------
              Other comprehensive income               $       (3,112,775)  $         1,089,471    $      (2,023,304)
                                                           =================    ===================   =================

                                                             Before-Tax             (Expense)            Net of Tax
              2004                                             Amount               or Benefit             Amount
              -----------------------------------------    -----------------    -------------------   -----------------

              Unrealized holding losses during
                  period                               $        7,896,605   $        (2,763,812)   $       5,132,793
              Less: reclassification adjustment
                  for losses realized in net income               (31,766)              (11,118)             (20,648)
                                                           -----------------    -------------------   -----------------
              Net unrealized losses                             7,864,838            (2,752,693)           5,112,145
                                                           -----------------    -------------------   -----------------
              Other comprehensive deficit              $        7,864,838   $        (2,752,693)   $       5,112,145
                                                           =================    ===================   =================

                                                             Before-Tax             (Expense)            Net of Tax
              2003                                             Amount               or Benefit             Amount
              -----------------------------------------    -----------------    -------------------   -----------------

              Unrealized holding gains during
                  period                               $       (1,941,662)  $           679,582    $      (1,262,080)
              Less: reclassification adjustment
                  for gains realized in net income                 86,979               (30,443)              56,536
                                                           -----------------    -------------------   -----------------
              Net unrealized gains                             (1,854,683)              649,139           (1,205,544)
                                                           -----------------    -------------------   -----------------
              Other comprehensive income               $       (1,854,683)  $           649,139    $      (1,205,544)
                                                           =================    ===================   =================

In 2005,  2004 and 2003,  the Company  established  a deferred tax  liability of
$ 2,970,111,  $ 3,555,787 and $ 803,095,  respectively, for the unrealized gains based on the applicable United States statutory rate of 35%.

16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                           2005
                                    -------------------- --------------------- --------------------- --------------------
                                             1st                  2nd                   3rd                   4th
                                      ---------------       ---------------       ---------------      ---------------

Premiums and policy fees, net       $     3,512,695      $      3,521,237     $       3,389,342     $     3,303,409
Net investment income                     2,433,259             2,356,705             2,587,341           3,673,921
Total revenues                            6,196,733             7,419,034             5,354,586           8,500,987
Policy benefits including
  dividends                               5,091,826             3,777,730             4,769,952           4,236,835
Commissions and
  amortization of DAC and COI               482,934               387,478               574,929             733,477
Operating expenses                        1,256,884             1,622,680             1,309,983           1,325,404
Operating income                           (634,924)            1,631,146            (1,301,880)            594,776
Net income                                 (546,568)            1,395,033            (1,248,416)            390,473
Basic earnings per share                      (0.14)                 0.35                 (0.32)               0.09
Diluted earnings per
  share                                       (0.14)                 0.35                 (0.32)               0.09

                                                                           2004
                                    -------------------- --------------------- --------------------- --------------------
                                             1st                  2nd                   3rd                   4th
                                      ---------------       ---------------       ---------------      ---------------

Premiums and policy fees, net       $     3,874,145      $      3,671,667     $       3,389,672     $     3,204,945
Net investment income                     1,831,077             2,734,854             2,865,198           2,989,757
Total revenues                            5,833,347             6,607,203             6,429,302           6,597,027
Policy benefits including
  dividends                               5,172,042             4,923,292             4,467,013           4,203,360
Commissions and
 amortization of DAC and COI                493,284               505,872               544,678             635,077
Operating expenses                        1,397,448             1,432,013             1,319,472           1,163,814
Operating income (loss)                  (1,255,061)             (278,683)               71,029             594,776
Net income (loss)                          (874,195)               66,841               141,264             390,473
Basic earnings (loss) per share               (0.22)                 0.02                  0.04                0.09
Diluted earnings (loss) per
  share                                       (0.22)                 0.02                  0.04                0.09

                                                                           2003
                                    -------------------- --------------------- --------------------- --------------------
                                             1st                  2nd                   3rd                   4th
                                      ---------------       ---------------       ---------------      ---------------

Premiums and policy fees, net       $     3,883,003      $      4,093,239     $       3,686,584     $     3,360,212
Net investment income                     2,888,444             3,231,542             2,462,813           1,687,701
Total revenues                            7,185,509             7,811,693             6,498,785           4,992,371
Policy benefits including
  dividends                               5,520,920             4,931,443             5,516,224           5,102,089
Commissions and
  amortization of DAC and COI               544,139               441,914               513,488           5,507,726
Operating expenses                        1,169,139             3,500,807             1,451,973           1,444,861
Operating income                            (90,406)           (1,102,433)           (1,023,300)         (7,102,405)
Net income (loss)                          (494,124)             (669,492)             (464,142)         (4,768,732)
Basic earnings (loss) per share               (0.14)                (0.17)                (0.12)              (1.24)
Diluted earnings (loss) per
  share                                       (0.12)                (0.17)                (0.12)              (1.24)

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
     FINANCIAL DISCLOSURE

On  September  21,  2005 the Board of  Directors  of UTG,  Inc,  ("Registrant"),
dismissed Kerber, Eck & Braeckel LLP ("Kerber") as the Registrant's  independent registered  public account firm effective at the conclusion of its review of the
Registrant's third quarter financial statements.

Kerber's  reports on the  Registrant's  financial  statements  as of and for the years ended  December  31,  2004 and 2003 did not contain an adverse  opinion or disclaimer  of  opinion,  nor were such  reports  qualified  or  modified  as to uncertainty,  audit  scope,  or  accounting  principles.  The decision to change accountants was recommended to our Board of Directors by the Audit Committee and
was approved by our Board of Directors.  There were no disagreements with Kerber on any  matter  of  accounting  principles  or  practices,  financial  statement disclosure, or auditing scope or procedure.

On September 21, 2005, the Board of Directors  approved engaging the independent accounting  firm of Brown  Smith  Wallace  LLC  ("BSW")  to audit the  financial statements  beginning  with the year  ended  December  31,  2005.  There  are no disagreements with BSW. During the two years ended December 31, 2004 and through the date hereof,  neither the Registrant nor anyone on its behalf  consulted BSW regarding  either  the  application  of  accounting  principles  to a  specified transaction,  either  completed or proposed,  or the type of audit  opinion that might be rendered on the Registrant's financial statements, nor has BSW provided to the Registrant a written report or oral advice  regarding such  principles or audit opinion.

ITEM 9A. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report,  an  evaluation  was performed  under the  supervision  and with the  participation  of the Company's management,  including  the Chief  Executive  Officer  (the "CEO") and the Chief
Financial  Officer (the "CFO"), of the effectiveness of the design and operation of the Company's  disclosure controls and procedures.  Based on that evaluation, the  Company's  management,  including  the  CEO and  CFO,  concluded  that  the
Company's  disclosure controls and procedures were effective in alerting them on a timely basis to material  information  relating to the Company  required to be included  in the  Company's  periodic  reports  filed  or  submitted  under  the
Securities  Exchange  Act of 1934,  as amended.  There have been no  significant changes  in the  Company's  internal  controls  or in other  factors  that could significantly affect internal controls subsequent to the date of the evaluation.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF UTG

The Board Of Directors

In accordance with the laws of Delaware and the Certificate of Incorporation and
Bylaws of UTG, as amended,  UTG is managed by its executive  officers  under the direction  of the Board of  Directors.  The  Board  elects  executive  officers, evaluates their  performance,  works with  management in  establishing  business objectives  and  considers  other  fundamental  corporate  matters,  such as the issuance of stock or other  securities,  the  purchase or sale of a business and other  significant  corporate  business  transactions.  In the fiscal year ended
December 31, 2005, the Board met 4 times. All directors attended at least 75% of all meetings of the board.

The Board of  Directors  has an Audit  Committee  consisting  of Messrs.  Perry,
Albin, and Brinck.  The Audit Committee  performs such duties as outlined in the
Company's  Audit  Committee  Charter.  The Audit  Committee  reviews and acts or reports to the Board with respect to various  auditing and  accounting  matters, the scope of the audit procedures and the results thereof,  internal  accounting and control  systems of UTG,  the nature of services  performed  for UTG and the fees  to  be  paid  to  the  independent  auditors,  the  performance  of  UTG's independent and internal auditors and the accounting practices of UTG. The Audit
Committee  also  recommends  to the full Board of  Directors  the auditors to be appointed by the Board. The Audit Committee met five times in 2005.

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

Under UTG's By-Laws,  the Board of Directors should be comprised of at least six and no more than eleven directors.  At December 31, 2005, the Board consisted of eight directors.  Shareholders elect Directors to serve for a period of one year at UTG's Annual Shareholders' meeting.

Directors  and  officers of UTG file  periodic  reports  regarding  ownership of
Company  securities  with the  Securities  and Exchange  Commission  pursuant to
Section 16(a) of the Securities  Exchange Act of 1934 as amended,  and the rules promulgated thereunder.  During 2005, UTG was aware of the following individuals who filed a late  Form 4,  statement  of  changes  in  beneficial  ownership  of securities,  with the Securities and Exchange  Commission;  Joseph A Brinck, II,
director and Randall L Attkisson. Mr. Brinck reported a purchase of 4,000 shares of UTG stock and Mr.  Attkisson  reported a change in his deemed UTG, Inc. stock through a sale of stock of an intermediate company.

Audit Committee Report To Shareholders

In  connection  with the  December  31,  2005  financial  statements,  the audit committee:  (1) reviewed and discussed  the audited  financial  statements  with management; (2) discussed with the auditors the matters required by Statement on
Auditing  Standards No. 61; and (3) received and discussed with the auditors the matters  required by Independence  Standards  Board  Statement No.1.  Based upon these reviews and discussions,  the audit committee  recommended to the Board of
Directors that the audited financial statements be included in the Annual Report on Form 10-K filed with the SEC.

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

John S. Albin, 77

                    Director  of UTG since  1984;  farmer in  Douglas  and Edgar counties,  Illinois,  since  1951;  Chairman of the Board of
                    Longview  State  Bank  from 1978 to 2005;  President  of the
                    Longview Capitol Corporation,  a bank holding company, since
                    1978;  Chairman of First  National Bank of Ogden,  Illinois,
                    from 1987 to 2005;  Chairman  of the State Bank of  Chrisman from  1988 to  2005;  Chairman  of  First  National  Bank in
                    Georgetown from 1994 to 2005;  Director of Illini  Community
                    Development Corporation since 1990; Commissioner of Illinois
                    Student Assistance Commission from 1996 to 2002.

Randall L. Attkisson, 60

                    Director of UTG since 1999;  President  and Chief  Operating
                    Officer of UTG and Universal Guaranty Life Insurance Company
                    since 2001;  President,  Secretary  and  Treasurer  of First
                    Southern Holdings,  LLC since 2002; Chief Financial Officer,
                    Treasurer,  Director of First Southern Bancorp,  Inc, a bank holding company,  since 1986; Treasurer and Manager of First
                    Southern  Funding,  LLC since  1992;  Advisory  Director  of
                    Kentucky  Christian  Foundation since 2002;  Director of The
                    River Foundation,  Inc. since 1990;  President of Randall L.
                    Attkisson & Associates  from 1982 to 1986;  Commissioner  of
                    Kentucky  Department  of Banking &  Securities  from 1980 to
                    1982;  Self-employed  Banking  Consultant in Miami,  FL from
                    1978 to 1980.

Joseph A. Brinck, II, 50

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
                    Illinois.

Jesse T. Correll, 49

                    Chairman  and  CEO  of  UTG  and  Universal   Guaranty  Life
                    Insurance  Company  since 2000;  Director of UTG since 1999;
                    Chairman,  President,  Director of First  Southern  Bancorp,
                    Inc.  since  1983;  President,  Director  of First  Southern
                    Funding,  LLC since 1992;  President,  Director of The River
                    Foundation  since 1990;  Director of Thomas Nelson,  Inc., a premier  publisher  of  Bibles  and  Christian  Books  since
                    2001-2005;  Director of Computer Services, Inc., provider of bank  technology  products  and services  since 2001.  Jesse
                    Correll is the son of Ward Correll.

Ward F. Correll, 77

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
                    Correll is the father of Jesse Correll.

Thomas F. Darden, 51

                    Mr.  Darden  is the  Chief  Executive  Officer  of  Cherokee
                    Investment  Partners,  a  private  equity  fund with over $1 billion of capital for  investing in  brownfields.  Cherokee has offices in North Carolina, Colorado, New Jersey, London,
                    Toronto and  Montreal.  Beginning in 1984,  he served for 16
                    years  as  the  Chairman  of  Cherokee   Sanford   Group,  a
                    privately-held  brick  manufacturing  company  in the United
                    States  and   previously   the   Southeast's   largest  soil
                    remediation  company.  From 1981 to 1983,  Mr.  Darden was a consultant with Bain & Company in Boston. From 1977 to 1978,
                    he  worked  as  an  environmental   planner  for  the  Korea
                    Institute of Science and Technology in Seoul, where he was a
                    Henry Luce Foundation  Scholar.  Mr. Darden is on the Boards
                    of Shaw  University and the  University of North  Carolina's
                    Environmental  Department  and  Duke  University's  Nicholas
                    School of the  Environment.  He is on the Board of Directors
                    of the National  Brownfield  Association and on the Board of
                    Trustees of North Carolina Environmental Defense. Mr. Darden
                    is a director of Winston  Hotels,  Inc. (NYSE) and serves on the board of  governors  of Research  Triangle  Institute in
                    Research Triangle Park, N.C. He was Chairman of the Research
                    Triangle Transit  Authority and served two terms on the N.C.
                    Board of Transportation through appointments by the Governor and the Speaker of the House. Mr. Darden earned a Masters in
                    Regional  Planning from the  University of North Carolina at
                    Chapel Hill, a Doctor of Jurisprudence  from Yale Law School and a Bachelor of Arts from the University of North Carolina at Chapel Hill,  where he was a Morehead  Scholar.  His 1976 undergraduate  thesis analyzed the  environmental  impact of third world development,  and his 1981 Yale thesis addressed interstate acid rain air pollution.  Mr. Darden and his wife
                    Jody have three children, ages 18 to 27.

William W. Perry, 49

                    Director of UTG since 2001; Owner of SES Investments,  Ltd., an oil and gas investments company since 1991;  President of
                    EGL Resources, Inc., an oil and gas operations company based in Texas and New  Mexico  since  1992;  President  of a real estate investment company; Director of Young Life Foundation and involved with Young Life in various capacities; Director of  Abel-Hangar  Foundation,  Director of River  Foundation;
                    Director of Millagros Foundation;  Director of University of
                    Oklahoma  Associates;  Midland,  Texas City  Council  member since 2002

James P. Rousey, 47

                    Executive Vice President,  Chief Administrative  Officer and
                    Director  of  UTG  and  Universal  Guaranty  Life  Insurance
                    Company since September  2001;  Regional CEO and Director of
                    First Southern National Bank from 1988 to 2001. Board Member with the  Illinois  Fellowship  of Christian  Athletes  from
                    2001-2005.

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

Theodore C. Miller, 43

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

Code of Ethics

We have  adopted  a Code of  Business  Conduct  and  Ethics  for our  directors,
officers  (including  our  principal  executive  officer,   principal  financial
officer,  principal  accounting  officer or controller,  and persons  performing similar  functions)  and employees.  Our Code of Business  Conduct and Ethics is available to our  stockholders by requesting a free copy of the Code of Business
Conduct  and Ethics by  writing to us at UTG,  Inc,  5250  South  Sixth  Street,
Springfield, Illinois 62703.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Table

The following table sets forth certain information  regarding  compensation paid to or earned by UTG's Chief  Executive  Officer and  President,  and each of the executive officers of UTG whose salary plus bonus exceeded $100,000 during UTG's last fiscal year:

                           SUMMARY COMPENSATION TABLE

Name and                                    Annual Compensation         Other Annual       All Other (1)
Principal Position            Year        Salary ($)     Bonus ($)    Compensation ($)    Compensation ($)

Jesse T. Correll              2005          75,636            -               -                4,500
Chairman of the Board         2004          75,720            -               -                4,500
Chief Executive Officer       2003          75,720            -               -                4,500

Randall L. Attkisson          2005          75,636            -               -                4,500
President                     2004          75,720            -               -                4,500
                              2003          75,720            -               -                4,500

Theodore C. Miller            2005         100,000            -               -                3,000
Corporate Secretary           2004         100,000            -               -                3,000
Senior Vice President         2003         100,000        3,000               -                3,000
Chief Financial Officer

James P. Rousey               2005         135,000            -               -                2,025
Executive Vice President      2004         135,000            -               -                1,519
Chief Administrative Officer  2003         135,000            -               -                2,025
Member of the Board

Douglas A. Dockter (2)        2005         100,000            -               -                2,700
Vice President                2004         100,000        1,000               -                2,700
                              2003         100,000        4,000               -                2,689

(1)  All Other  Compensation  consists of matching  contributions to an Employee
     Savings Trust 401(k) Plan.

(2)  Mr. Douglas A. Dockter is not  considered an executive  officer of UTG, but is included in this table pursuant to compensation disclosure requirements.

Option/SAR Grants/Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
Option/SAR Values

At December  31, 2005 there were no shares of the common stock of UTG subject to unexercised options held by the named executive officers.  There were no options or stock  appreciation  rights granted to the named  executive  officers for the past three fiscal years.

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

Compensation Committee Interlocks and Insider Participation

UTG does not have a  compensation  committee and decisions  regarding  executive officer  compensation  are  made by the  full  Board of  Directors  of UTG.  The following  persons  served as directors of UTG during 2005 and were  officers or employees of UTG or its  affiliates  during 2005:  Jesse T. Correll,  Randall L.
Attkisson and James P. Rousey. Accordingly,  these individuals have participated in  decisions  related to  compensation  of  executive  officers  of UTG and its subsidiaries.

During 2005,  Jesse T. Correll and Randall L. Attkisson,  executive  officers of
UTG and UG, were also members of the Board of Directors of UG.

Jesse T.  Correll and Randall L.  Attkisson  are each  directors  and  executive officers of FSBI and participate in compensation decisions of FSBI. FSBI owns or controls directly and indirectly  approximately  44.6% of the outstanding common stock of UTG.

Performance Graph

The following graph compares the cumulative  total  shareholder  return on UTG's
Common  Stock  during the five  fiscal  years ended  December 31,  2005 with the cumulative total return on the NASDAQ Composite Index Performance and the NASDAQ
Insurance  Index (1). The graph assumes that $ 100 was invested on  December 31,
1999 in each of the Company's  common stock, the NASDAQ Composite Index, and the
NASDAQ Insurance Stock Index, and that any dividends were reinvested.

(1)  The  Company  selected  the  NASDAQ  Composite  Index   Performance  as  an
     appropriate  comparison.  UTG was listed on the NASDAQ  Small Cap  exchange until  December  31,  2001.  Furthermore,  the Company  selected the NASDAQ
     Insurance Stock Index as the second comparison  because there is no similar single  "peer  company" in the NASDAQ  system  with which to compare  stock performance and the closest additional  line-of-business  index which could be found was the NASDAQ  Insurance  Stock  Index.  Trading  activity in the
     Company's Common Stock is limited,  which may be due in part as a result of the Company's low profile.  The Return Chart is not intended to forecast or be indicative of possible future performance of the Company's Common Stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Principal Holders of Securities

The following  tabulation sets forth the name and address of the entity known to be the  beneficial  owners of more than 5% of UTG's Common Stock and shows:  (i)
the total number of shares of common Stock  beneficially owned by such person as of February 10, 2006 and the nature of such  ownership;  and (ii) the percent of the issued and outstanding shares of common stock so owned as of the same date.

   Title                                                      Amount                            Percent
    of            Name and Address                         and Nature of                          of
   Class          of Beneficial Owner (2)              Beneficial Ownership                    Class (1)

Common            Jesse T. Correll                              185,454        (3)              4.8%
Stock, no         First Southern Bancorp, Inc.                1,739,072     (3)(4)             44.6%
par value         First Southern Funding, LLC                   335,453     (3)(4)              8.6%
                  First Southern Holdings, LLC                1,483,791     (3)(4)             38.0%
                  First Southern Capital Corp., LLC             237,333     (3)(4)              6.1%
                  First Southern Investments, LLC                24,086                         0.6%
                  Ward F. Correll                                98,523        (5)              2.5%
                  WCorrell, Limited Partnership                  72,750        (3)              1.9%
                  Cumberland Lake Shell, Inc.                    98,523        (5)              2.5%

                  Total (6)                                   2,619,921                        67.2%

(1)  The percentage of outstanding shares is based on 3,900,107 shares of Common
     Stock outstanding as of February 10, 2006.

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

     In addition,  by virtue of his  ownership of voting  securities  of FSF and
     FSBI, and in turn,  their ownership of 100% of the  outstanding  membership interests of FSH, Jesse Correll may be deemed to beneficially own the total number of shares of Common  Stock owned by FSH (as well as the shares owned by FSBI  directly),  and may be deemed to share  with FSH (as well as FSBI)
     the  right  to  vote  and to  dispose  of such  shares.  Mr.  Correll  owns approximately 84% of the outstanding  membership  interests of FSF; he owns directly  approximately  50%,  companies he controls own approximately 12%, and he has the  power  to vote but  does  not own an  additional  3% of the outstanding  voting  stock  of  FSBI.  FSBI and FSF in turn own 99% and 1%, respectively,  of the outstanding  membership interests of FSH. Mr. Correll is also a manager of FSC and thereby may also be deemed to beneficially own the total  number of shares of Common Stock owned by FSC, and may be deemed to share  with it the  right to vote and to  dispose  of such  shares.  The aggregate number of shares of Common Stock held by these other entities, as shown in the above table, is 1,976,405 shares.

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

Security Ownership of Management of UTG

The  following  tabulation  shows with respect to each of the  directors of UTG, with respect to UTG's chief executive  officer and President,  and each of UTG's executive  officers whose salary plus bonus  exceeded  $100,000 for fiscal 2005, and with respect to all executive  officers and directors of UTG as a group: (i)
the total  number of shares of all classes of stock of UTG or any of its parents or  subsidiaries,  beneficially  owned as of February 10, 2006 and the nature of such  ownership;  and (ii) the percent of the issued and  outstanding  shares of stock so owned, and granted stock options available as of the same date.

   Title               Directors, Named Executive                   Amount                        Percent
    of                 Officers, & All Directors &               and Nature of                      of
   Class              Executive Officers as a Group                Ownership                     Class (1)

UTG's                 John S. Albin                                  10,503  (4)                   *
Common                Randall L. Attkisson                                0  (2)                   *
Stock, no             Joseph A. Brinck, II                            4,000  (6)                   *
par value             Jesse T. Correll                            2,497,312  (3)                  64.0%
                      Ward F. Correll                                98,523  (5)                   2.5%
                      Thomas F. Darden                               29,095  (6)                   *
                      Theodore C. Miller                             10,000  (6)                   *
                      William W. Perry                               30,000  (6)                   *
                      James P. Rousey                                     0                        *
                      All directors and executive officers
                      as a group (ten in number)                  2,679,433                       68.7%

(1)  The percentage of outstanding  shares for UTG is based on 3,900,107  shares of Common Stock outstanding as of February 10, 2006.

(2)  Randall L.  Attkisson is an associate and business  partner of Mr. Jesse T.
     Correll and holds minority ownership  positions in certain of the companies listed as owning UTG Common Stock  including First Southern  Bancorp,  Inc.
     Ownership  of  these  shares  is  reflected  in the  ownership  of Jesse T.
     Correll.

(3)  The share  ownership of Mr.  Correll  includes  112,704  shares of UTG, Inc common stock owned by him  individually,  255,281 shares of UTG, Inc common stock held by First Southern  Bancorp,  Inc. and 335,453 shares of UTG, Inc common stock owned by First Southern  Funding,  LLC. The share ownership of
     Mr.  Correll also  includes  72,750 shares of UTG, Inc common stock held by
     WCorrell,  Limited Partnership,  a limited partnership in which Mr. Correll serves as  managing  general  partner  and,  as such,  has sole  voting and dispositive power over the shares held by it. In addition, by virtue of his ownership of voting  securities of First  Southern  Funding,  LLC and First
     Southern  Bancorp,  Inc.,  and in  turn,  their  ownership  of  100% of the outstanding  membership  interests  of First  Southern  Holdings,  LLC (the holder of 1,483,791  shares of UTG, Inc common  stock),  Mr. Correll may be deemed to  beneficially  own the total  number of shares of UTG, Inc common stock  owned by First  Southern  Holdings,  and may be deemed to share with
     First  Southern  Holdings  the right to vote and to dispose of such shares.
     Mr. Correll owns approximately 84% of the outstanding  membership interests of First Southern Funding; he owns directly approximately 50%, companies he controls own  approximately  12%, and he has the power to vote but does not own an  additional  3% of the  outstanding  voting stock of First  Southern
     Bancorp.  First Southern Bancorp and First Southern Funding in turn own 99%
     and 1%,  respectively,  of the  outstanding  membership  interests of First
     Southern Holdings.  Mr. Correll is also a manager of First Southern Capital
     Corp.,  LLC, and thereby may also be deemed to beneficially own the 237,333 shares of UTG, Inc common stock held by First Southern Capital,  and may be deemed to share with it the right to vote and to  dispose  of such  shares.
     Share  ownership  of Mr.  Correll in UTG, Inc common stock does not include
     24,086 shares of UTG, Inc common stock held by First Southern  Investments,
     LLC.

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
                                              (a)                            (b)                 column (a))
                                                                                                              (c)
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Employee and director stock
purchase plans approved by
security holders
                                                                                                             298,123
                                                     0                             0
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Employee and director stock
purchase plans not approved by
security holders

                                                     0                             0                               0
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Total                                                0                             0                         298,123
--------------------------------- ------------------------------ ------------------------------- ------------------------------

On March 26,  2002, the Board of Directors of UTG adopted, and on June 11, 2002, the shareholders of UTG approved the UTG, Inc, Inc.  Employee and Director Stock
Purchase  Plan.  The Plan allows for the issuance of up to 400,000 shares of UTG common  stock.  The plan's  purpose is to  encourage  ownership  of UTG stock by eligible  directors  and employees of UTG and its  subsidiary by providing  them with an  opportunity  to  invest  in shares  of UTG  common  stock.  The plan is administered by the Board of Directors of UTG.

A total of  400,000  shares of common  stock  may be  purchased  under the plan, subject to appropriate  adjustment for stock dividends,  stock splits or similar recapitalizations  resulting  in a  change  in  shares  of UTG.  The plan is not intended to qualify as an "employee  stock  purchase  plan" under Section 423 of the Internal  Revenue Code.  During 2005 and 2004, the Board of Directors of UTG
approved offerings under the plan to qualified individuals.  For the years ended
December 31,   2005  and  2004,  two  individuals   purchased  12,000  and  four
individuals  purchased  14,440  shares of UTG common stock,  respectively.  Each
participant   under  the  plan  executed  a  "stock   restriction  and  buy-sell
agreement",  which among other things provides UTG with a right of first refusal on any future sales of the shares acquired by the participant under this plan.

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
preceding the month in which the sale of such shares to UTG occurs. The original issue price of shares at the time this program began was  established  at $12.00 per share.  At December 31, 2005, UTG had 101,877 shares  outstanding  that were issued  under this  program  with a value of $ 12.93  per share  pursuant to the
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

On February 20, 2003, UG purchased  $ 4,000,000  of a trust  preferred  security offering issued by FSBI. The security has a mandatory  redemption after 30 years with a call provision after 5 years. The security pays a quarterly dividend at a fixed rate of 6.515%. The Company received $ 264,219, $ 264,842 and $ 226,104 of dividends in 2005, 2004 and 2003, respectively.

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
the  shareholders  of UTG approved,  the UTG, Inc.  Employee and Director  Stock
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
$ 5,054,918,  $ 5,625,451  and  $ 5,906,406  to  UTG in  2005,  2004  and  2003,
respectively, under this arrangement.

Prior to its  merger,  ABE  paid  fees to UTG  pursuant  to a cost  sharing  and management fee agreement.  UTG provided  management services for ABE to carry on its  business.  The  agreement  required ABE to pay a  percentage  of the actual expenses incurred by UTG based on certain activity indicators of ABE business to the business of all the insurance  company  subsidiaries  plus a management  fee based on a percentage of the actual expenses  allocated to ABE. ABE paid fees of
$ 165,269 in 2003 to UTG under this agreement.

Prior to its merger,  APPL had a management  fee agreement  with UTG whereby UTG provided certain administrative duties, primarily data processing and investment advice. APPL paid fees of $ 222,000 to UTG during 2003 under this agreement.

Respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management's opinion that where applicable,  costs have been  allocated  fairly  and such  allocations  are based  upon  accounting principles generally accepted in the United States of America.

UG from time to time acquires  mortgage loans through  participation  agreements with FSNB.  FSNB  services UG's mortgage  loans  including  those covered by the participation  agreements. UG pays a .25% servicing fee on these loans and a one time fee at loan  origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the  processing and  establishment  of the loan. UG paid $77,597,  $ 45,468 and $ 63,214 in servicing  fees and  $ 112,109,  $ 0 and
$ 13,821 in origination fees to FSNB during 2005, 2004 and 2003, respectively.

The Company reimbursed expenses incurred by Mr. Jesse T. Correll and Mr. Randall
L.  Attkisson  relating  to travel  and  other  costs  incurred  on behalf of or relating to the  Company.  The Company paid  $ 68,318,  $ 50,098 and $ 20,238 in
2005,  2004  and  2003,   respectively  to  First  Southern  Bancorp,   Inc.  in
reimbursement  of such costs. In addition,  beginning in 2001, the Company began reimbursing FSBI a portion of salaries and pension costs for Mr. Correll and Mr.
Attkisson.  The  reimbursement  was approved by the UTG Board of  Directors  and totaled $ 160,272, $ 160,440 and $ 151,440 in 2005, 2004 and 2003, respectively, which included salaries and other benefits.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Brown Smith Wallace LLC ("BSW")  served as UTG's  independent  certified  public accounting  firm for the fiscal year ended  December 31, 2005.  Kerber,  Eck and
Braeckel LLP ("KEB") served as UTG's  independent  certified  public  accounting firm for the fiscal year ended  December  31,  2004.  In serving  their  primary function as outside  auditor for UTG, BSW and KEB performed the following  audit services:  examination of annual consolidated  financial statements;  assistance and  consultation on reports filed with the Securities and Exchange  Commission;
and assistance and  consultation  on separate  financial  reports filed with the
State   insurance   regulatory   authorities   pursuant  to  certain   statutory
requirements.

Audit Fees.  Audit fees billed for these audit services in the fiscal year ended
December  31,  2005  and  December  31,  2004  totaled  $ 97,493  and  $ 99,970, respectively  and audit fees  billed  for  quarterly  reviews  of the  Company's financial  statements  totaled $ 18,633 and $ 12,014 for the year 2005 and 2004, respectively.

Audit  Related Fees. No audit related fees were incurred by the Company from BSW or KEB for the fiscal years ended December 31, 2005 and December 31, 2004.

Tax Fees. BSW or KEB did not render any services related to tax compliance,  tax advice or tax planning for the fiscal years ended December 31, 2005 and December
31, 2004.

All Other Fees. No other  services  besides the audit services  described  above were  performed  by, and  therefore no other fees were billed by, BSW or KEB for services in the fiscal years ended December 31, 2005 and December 31, 2004.

The audit  committee of the Company  appoints the independent  certified  public accounting firm, with the appointment approved by the entire Board of Directors.
Non-audit related services to be performed by the firm are to be approved by the audit  committee  prior to  engagement.  The  Company had no  non-audit  related services  performed by BSW or KEB for the fiscal  years ended  December 31, 2005 and December 31, 2004.

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

(B)  Exhibits:

          Index to Exhibits  incorporated  herein by this  reference  (See pages
          71).

                                INDEX TO EXHIBITS

Exhibit
Number

2.1  Agreement  and Plan of Merger of United  Trust  Group,  Inc.,  An  Illinois
     Corporation  with and into UTG,  Inc., A Delaware  Corporation  dated as of
     July 1, 2005, including exhibits thereto.

3.1  Certificate of Incorporation of the Registrant and all amendments thereto.

3.2  By-Laws for the Registrant and all amendments thereto.

4.1  UTG's Agreement pursuant to Item  601(b)(4)(iii)(A)  of Regulation S-K with respect to long-term debt instruments.

10.1 (1) Management and Consultant Agreement dated as of January 1, 1993 between
     First  Commonwealth  Corporation  and  Universal  Guaranty  Life  Insurance
     Company.

10.2 Line of credit  agreement dated June 1, 2005,  between  Universal  Guaranty
     Life Insurance Company and First National Bank of Tennessee.

10.3 Line of credit  agreement  dated  February 1, 2005,  between  UTG,  Inc and
     Southwest Bank.

10.4 UTG,  Inc.  Employee and Director  Stock  Purchase Plan and form of related
     Stock Restriction and Buy-Sell Agreement.

14.1 Code of Ethics and Business Conduct

14.2 Code of Ethical Conduct for Senior Financial Officers

16.1 Letter from Registrant's Previous Certifying Accountant

21.1 List of Subsidiaries of the Registrant.

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

99.1 Audit Committee Charter.

99.2 Whistleblower Policy

Footnote:

     (1)  Incorporated  by reference  from the  Company's  Annual Report on Form
          10-K, File No. 0-5392, as of December 31, 1993.

                                    UTG, INC.
                       SUMMARY OF INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                             As of December 31, 2005

                                                                                                      Schedule I

                          Column A                            Column B           Column C           Column D
--------------------------------------------------------------------------    ----------------   ----------------

                                                                                                    Amount at
                                                                                                   Which Shown
                                                                                                   in Balance
                                                                Cost               Value              Sheet
                                                           ---------------    ----------------   ----------------
Fixed maturities:
    Bonds:
       United States Government and
          government agencies and authorities            $      6,014,103   $       5,960,334  $       6,014,103
       State, municipalities, and political
          subdivisions                                          1,453,227           1,494,927          1,453,227
       Collateralized mortgage obligations                         45,734              45,030             45,734
       Public utilities                                                 0                   0                  0
       All other corporate bonds                                        0                   0                  0
                                                           ---------------    ----------------   ----------------
    Total fixed maturities                                      7,513,064   $       7,500,291          7,513,064
                                                                              ================

Investments held for sale:
    Fixed maturities:
       United States Government and
          government agencies and authorities                  25,660,210   $      25,221,548         25,221,548
       State, municipalities, and political
          subdivisions                                            163,886             173,743            173,743
       Collateralized mortgage obligations                     74,086,345          72,306,120         72,306,120
       Public utilities                                                 0                   0                  0
       All other corporate bonds                               27,090,216          27,374,215         27,374,215
                                                           ---------------    ----------------   ----------------
                                                              127,000,657   $     125,075,626        125,075,626
                                                                              ================

    Equity securities:
       Banks, trusts and insurance companies                    4,501,676   $       4,609,529          4,609,529
       All other corporate securities                          10,597,139          19,964,730         19,964,730
                                                           ---------------    ----------------   ----------------
                                                               15,098,815   $      24,574,259         24,574,259
                                                                              ================

Mortgage loans on real estate                                  36,781,293                             36,781,293
Investment real estate                                         42,587,982                             42,587,982
Real estate acquired in satisfaction of debt                            0                                      0
Policy loans                                                   12,644,838                             12,644,838
Other long-term investments                                             0                                      0
Short-term investments                                             42,116                                 42,116
                                                           ---------------                       ----------------
    Total investments                                    $    241,668,765                      $     249,219,178
                                                           ===============                       ================

UTG, Inc.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT                                                         Schedule II
NOTES TO CONDENSED FINANCIAL INFORMATION

(a)  The condensed financial  information should be read in conjunction with the consolidated  financial  statements and notes of UTG, Inc. and Consolidated
     Subsidiaries.

                                    UTG, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           PARENT ONLY BALANCE SHEETS
                        As of December 31, 2005 and 2004

                                                                                                      Schedule II

                                                                         2005                2004
                                                                    ----------------    ---------------

ASSETS

    Investment in affiliates                                      $      45,890,740   $     46,758,363
    Cash and cash equivalents                                               481,623            502,375
    FIT recoverable                                                          48,747             10,051
    Accrued interest income                                                  25,786             26,751
    Receivable from affiliates, net                                         136,767            391,694
    Other assets                                                            261,914            366,682
                                                                    ----------------    ---------------
          Total assets                                            $      46,845,577   $     48,055,916
                                                                    ================    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Deferred income taxes                                         $       2,037,048   $      2,022,606
    Other liabilities                                                     1,491,077          1,582,205
                                                                    ----------------    ---------------
          Total liabilities                                               3,528,125          3,604,811

Shareholders' equity:
    Common stock, net of treasury shares                                      3,902             79,315
    Additional paid-in capital, net of treasury                          42,295,661         42,590,820
    Accumulated deficit                                                  (3,637,349)        (4,897,572)
    Accumulated other comprehensive
        income of affiliates                                              4,655,238          6,678,542
                                                                    ----------------    ---------------
          Total shareholders' equity                                     43,317,452         44,451,105
                                                                    ----------------    ---------------
          Total liabilities and shareholders' equity              $      46,845,577   $     48,055,916
                                                                    ================    ===============

                                    UTG, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      PARENT ONLY STATEMENTS OF OPERATIONS
                       Three Years Ended December 31, 2005

                                                                                                      Schedule II

                                                                   2005               2004               2003
                                                              ---------------    ----------------   ----------------

Revenues:

    Management fees from affiliates                        $       5,218,506  $        5,790,843 $        6,031,472
    Interest income                                                   15,978               4,933              7,904
    Other income                                                           0                   0             50,137
                                                              ---------------    ----------------   ----------------
                                                                   5,234,484           5,795,776          6,089,513

Expenses:

    Interest expense                                                       0              77,453            162,179
    Operating expenses                                             5,154,195           5,085,180          5,335,851
                                                              ---------------    ----------------   ----------------
                                                                   5,154,195           5,162,633          5,498,030
                                                              ---------------    ----------------   ----------------

    Operating income                                                  80,289             633,143            591,483

    Income tax benefit (expense)                                      24,254            (105,098)          (263,992)
    Equity in income (loss) of subsidiaries                        1,155,680            (803,662)        (6,723,981)
                                                              ---------------    ----------------   ----------------
          Net income (loss)                                $       1,260,223  $         (275,617)$       (6,396,490)
                                                              ===============    ================   ================

Basic income (loss) per share from continuing
   operations and net income (loss)                        $            0.32  $            (0.07)$            (1.67)
                                                              ===============    ================   ================

Diluted income (loss) per share from continuing
operations and net income (loss)                           $            0.32  $            (0.07)$            (1.67)
                                                              ===============    ================   ================

Basic weighted average shares outstanding                          3,938,781           3,986,731          3,839,947
                                                              ===============    ================   ================

Diluted weighted average shares outstanding                        3,938,781           3,986,731          3,839,947
                                                              ===============    ================   ================

                                    UTG, INC.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      PARENT ONLY STATEMENTS OF CASH FLOWS
                       Three Years Ended December 31, 2005
                                                                                                      Schedule II

                                                                         2005                2004               2003
                                                                    ----------------    ---------------    ----------------

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net income (loss)                                              $       1,260,223   $       (275,617)  $      (6,396,490)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
    Equity in (income) loss of subsidiaries                              (1,155,680)           803,662           6,723,981
    Depreciation                                                            104,766            104,766              52,383
    Change in FIT recoverable                                               (38,696)            (9,063)              9,981
    Change in accrued interest income                                           965               (693)            (26,058)
    Change in indebtedness (to) from affiliates, net                        254,927           (373,217)              4,787
    Change in deferred income taxes                                          14,442             14,161              79,011
    Change in other assets and liabilities                                  (91,127)           (54,885)         (1,000,625)
                                                                    ----------------    ---------------    ----------------
Net cash provided by (used in) operating activities                         349,820            209,114            (553,030)
                                                                    ----------------    ---------------    ----------------

Cash flows from financing activities:
    Purchase of treasury stock                                             (521,892)          (299,057)           (441,143)
    Issuance of common stock                                                151,320            167,360             195,905
    Payments on notes payable                                                     0         (4,564,776)           (705,499)
    Proceeds from line of credit                                                  0          2,275,000                   0
    Dividend received from subsidiary                                             0          2,275,000             600,000
                                                                    ----------------    ---------------    ----------------
Net cash used in financing activities                                      (370,572)          (146,473)           (350,737)
                                                                    ----------------    ---------------    ----------------

Net increase (decrease) in cash and cash equivalents                        (20,752)            62,641            (903,767)
Cash and cash equivalents at beginning of year                              502,375            439,734           1,343,501
                                                                    ----------------    ---------------    ----------------
Cash and cash equivalents at end of year                          $         481,623   $        502,375   $         439,734
                                                                    ================    ===============    ================

                                    UTG, INC.
                                   REINSURANCE
          As of December 31, 2005 and the year ended December 31, 2005

                                                                                                      Schedule IV

----------------------------------------------------------------------------------------------------------------------------

            Column A                 Column B           Column C            Column D           Column E          Column F
                                  ----------------   ----------------    ---------------    ---------------    -------------

                                                                                                                Percentage
                                                        Ceded to            Assumed                             of amount
                                                          other            from other                           assumed to
                                   Gross amount         companies          companies          Net amount           net

----------------------------------------------------------------------------------------------------------------------------

Life insurance
   in force                     $   2,468,639,000  $     483,884,000   $    952,218,000   $  2,936,973,000            32.4%
                                  ================   ================    ===============    ===============

Premiums and policy fees:

   Life insurance               $      16,286,921  $       2,651,657   $         26,360   $     13,661,624             0.2%

   Accident and health
     insurance                             70,167             20,740             15,632             65,059            24.0%
                                  ----------------   ----------------    ---------------    ---------------

                                $      16,357,088  $       2,672,397   $         41,992   $     13,726,683             0.3%
                                  ================   ================    ===============    ===============

                                    UTG, INC.
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

                                    UTG, INC.
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
                                  ================   ================    ===============    ===============

                                    UTG, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
         As of and for the years ended December 31, 2005, 2004, and 2003

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

                                                     Balance at         Additions
                                                      Beginning          Charges                             Balances at
                  Description                         Of Period         and Expenses       Deductions       End of Period
---------------------------------------------------------------------------------------------------------------------------

December 31, 2005
..
Allowance for doubtful accounts -
     mortgage loans                              $         120,000 $                0 $           84,000 $          36,000

December 31, 2004

Allowance for doubtful accounts -
     mortgage loans                              $         120,000 $                0 $                0 $         120,000

December 31, 2003

Allowance for doubtful accounts -
    mortgage loans                               $         120,000 $                0 $                0 $         120,000

                                   SIGNATURES

     Pursuant to the  requirements of the Securities  Exchange Act of 1934, this report  has  been  signed  below  by the  following  persons  on  behalf  of the registrant and in the capacities and on the dates indicated.

                                    UTG, Inc.
                                  (Registrant)

/s/  John S. Albin                                                March 14, 2006
John S. Albin, Director

/s/  Randall L. Attkisson                                         March 14, 2006
Randall L. Attkisson, President, Chief
     Operating Officer and Director

/s/  Joseph A. Brinck                                             March 14, 2006
Joseph A. Brinck, Director

/s/  Jesse T. Correll                                             March 14, 2006
Jesse T. Correll, Chairman of the Board,
     Chief Executive Officer and Director

/s/  Ward F. Correll                                              March 14, 2006
Ward F. Correll, Director

/s/  Thomas F. Darden                                             March 14, 2006
Thomas F. Darden, Director

/s/  William W. Perry                                             March 14, 2006
William W. Perry, Director

/s/  James P. Rousey                                              March 14, 2006
James P. Rousey, Chief Administrative
     Officer and Director

/s/  Theodore C. Miller                                           March 14, 2006
Theodore C. Miller, Corporate Secretary
     and Chief Financial Officer