Form 10-Q
period 2006-03-31
UTG INC
filed 2006-05-12
CIK 832480

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The  number  of  shares  outstanding  of the  registrant's  common  stock  as of
April 30, 2006, was 3,879,976.

                           UTG, INC. AND SUBSIDIARIES
                                (The "Company")

                               TABLE OF CONTENTS

PART 1.   FINANCIAL INFORMATION................................................3

   Item 1.  Financial Statements...............................................3

     Consolidated Balance Sheets as of March 31, 2006 and
         December 31, 2005.....................................................3

     Consolidated Statements of Operations for the three months ended
         March 31, 2006 and 2005...............................................4

     Consolidated Statement of Changes in Shareholders' Equity and
         Comprehensive Income for the three months ended March 31, 2006........5

     Consolidated Statements of Cash Flows for the three months ended
         March 31, 2006 and 2005...............................................6

     Notes to Consolidated Financial Statements................................7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                                    UTG, Inc.
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets (Unaudited)
---------------------------------------------------------------------------------------------------------------------------------

                                                                               March 31,             December 31,
                           ASSETS                                                2006                    2005*
                                                                           -------------------    -------------------

Investments:
  Fixed maturities at amortized cost
    (market $7,276,309 and $7,500,291)                                  $           7,388,715  $           7,513,064
  Investments held for sale:
    Fixed maturities, at market (cost $127,803,612 and $127,000,657)              124,342,385            125,075,626
    Equity securities, at market (cost $13,991,459 and $15,098,815)                21,200,581             24,574,259
  Mortgage loans on real estate at amortized cost                                  36,332,326             36,781,293
  Investment real estate, at cost, net of accumulated depreciation                 43,632,271             42,587,982
  Policy loans                                                                     12,388,624             12,644,838
  Short-term investments                                                               44,284                 42,116
                                                                           -------------------    -------------------
                                                                                  245,329,186            249,219,178

Cash and cash equivalents                                                          17,681,934             12,204,087
Securities of affiliate                                                             4,000,000              4,000,000
Accrued investment income                                                           1,678,190              1,538,972
Reinsurance receivables:
  Future policy benefits                                                           31,842,379             31,908,738
  Policy claims and other benefits                                                  4,188,938              4,017,833
Cost of insurance acquired                                                          9,924,456             10,554,447
Deferred policy acquisition costs                                                   1,355,745              1,414,364
Property and equipment, net of accumulated depreciation                             2,023,372              1,921,841
Income taxes receivable, current                                                       89,331                150,447
Other assets                                                                        1,160,835              1,901,594
                                                                           -------------------    -------------------
     Total assets                                                       $         319,274,366  $         318,831,501
                                                                           ===================    ===================

               LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
  Future policy benefits                                                $         235,314,710  $         234,959,085
  Policy claims and benefits payable                                                2,248,128              1,950,037
  Other policyholder funds                                                          1,289,234              1,217,857
  Dividend and endowment accumulations                                             12,622,878             12,638,713
Deferred income taxes                                                               7,095,564              8,100,615
Other liabilities                                                                   6,344,353              4,738,809
                                                                           -------------------    -------------------
     Total liabilities                                                            264,914,867            263,605,116
                                                                           -------------------    -------------------
Minority interests in consolidated subsidiaries                                    11,597,285             11,908,933
                                                                           -------------------    -------------------

Shareholders' equity:
Common stock - no par value, stated value $.001 per share
  Authorized 7,000,000 shares - 3,890,404 and 3,901,800 shares issued
  after deducting treasury shares of 314,838 and 303,442                                3,890                  3,902
Additional paid-in capital                                                         42,205,298             42,295,661
Accumulated deficit                                                                (1,958,042)            (3,637,349)
Accumulated other comprehensive income                                              2,511,068              4,655,238
                                                                           -------------------    -------------------
     Total shareholders' equity                                                    42,762,214             43,317,452
                                                                           -------------------    -------------------
     Total liabilities and shareholders' equity                         $         319,274,366  $         318,831,501
                                                                           ===================    ===================

* Balance sheet audited at December 31, 2005.

                            See accompanying notes.

                                    UTG, Inc.
                                AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------------------------------------

                                                                          Three Months Ended
                                                                    March 31,           March 31,
                                                                       2006                2005
                                                                 -----------------   -----------------
Revenues:

  Premiums and policy fees                                    $         4,165,766 $         4,204,960
  Reinsurance premiums and policy fees                                   (737,994)           (692,265)
  Net investment income                                                 2,539,174           2,433,259
  Realized investment gains (losses), net                               3,163,693             (18,058)
  Other income                                                            698,650             268,837
                                                                 -----------------   -----------------
                                                                        9,829,289           6,196,733

Benefits and other expenses:

  Benefits, claims and settlement expenses:
    Life                                                                5,393,244           4,870,047
    Reinsurance benefits and claims                                      (691,225)           (304,296)
    Annuity                                                               205,531             250,068
    Dividends to policyholders                                            189,552             276,007
  Commissions and amortization of deferred
    policy acquisition costs                                              (13,474)             17,371
  Amortization of cost of insurance acquired                              629,991             465,563
  Operating expenses                                                    1,724,197           1,256,884
  Interest expense                                                              0                  13
                                                                 -----------------   -----------------
                                                                        7,437,816           6,831,657

Income (loss) before income taxes, minority interest
  and equity in earnings of investees                                   2,391,473            (634,924)

Income tax credit (expense)                                              (723,827)             93,903
Minority interest in income (loss) of
  consolidated subsidiaries                                                11,676              (5,547)

                                                                 -----------------   -----------------
Net income(loss)                                              $         1,679,322 $          (546,568)
                                                                 =================   =================

Basic income (loss) per share from continuing
   operations and net income (loss)                           $              0.43 $             (0.14)
                                                                 =================   =================

Diluted loss per share from continuing
operations and net income (loss)                              $              0.43 $             (0.14)
                                                                 =================   =================

Basic weighted average shares outstanding                               3,890,404           3,955,082
                                                                 =================   =================

Diluted weighted average shares outstanding                             3,890,404           3,955,082
                                                                 =================   =================

                            See accompanying notes.

                                    UTG, Inc.
                                AND SUBSIDIARIES
 Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income
              For the three months ended March 31, 2006 (Unaudited)
-----------------------------------------------------------------------------------------------------------------

Common stock
       Balance, beginning of year                           $              3,902
       Issued during year                                                      0
       Retired common shares                                                   0
       Purchase treasury shares                                              (12)
                                                              -------------------
       Balance, end of period                                              3,890
                                                              -------------------

Additional paid-in capital
       Balance, beginning of year                                     42,295,661
       Issued during year                                                      0
       Retired common shares                                                   0
       Purchase treasury shares                                          (90,363)
                                                              -------------------
       Balance, end of period                                         42,205,298
                                                              -------------------

Accumulated deficit
       Balance, beginning of year                                     (3,637,364)
       Net gain                                                        1,679,322
                                                              -------------------
       Balance, end of period                                         (1,958,042)
                                                              -------------------

Accumulated other comprehensive income
       Balance, beginning of year                                      4,655,238
       Other comprehensive income
       Unrealized holding losses on securities
           net of reclassification adjustment                         (2,144,170)
                                                              -------------------
       Comprehensive loss
       Balance, end of period                                          2,511,068
                                                              -------------------

Total shareholders' equity, end of period                   $         42,762,214
                                                              ===================

Comprehensive income
       Net gain                                             $          1,679,322
       Unrealized holding losses on securities
           net of reclassification adjustment                         (2,144,170)
                                                              -------------------

Total comprehensive income                                  $           (464,848)
                                                              ===================

                            See accompanying notes.

                                    UTG, Inc.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)
------------------------------------------------------------------------------------------------------------------------

                                                                            Three Months Ended
                                                                       March 31,           March 31,
                                                                         2006                2005
                                                                    ----------------    ----------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
  Net income (loss)                                              $        1,679,322  $         (546,568)
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Amortization/accretion of fixed maturities                            120,865             144,387
      Realized investment gains (losses)                                 (3,163,073)             17,589
      Policy acquisition costs deferred                                           0              (7,000)
      Amortization of deferred policy acquisition costs                      58,619              81,474
      Amortization of cost of insurance acquired                            629,991             465,563
      Depreciation                                                          590,295             515,885
      Minority interest                                                     (11,676)              5,561
      Change in accrued investment income                                  (139,218)            (91,876)
      Change in reinsurance receivables                                    (104,746)            180,932
      Change in policy liabilities and accruals                           1,344,262             519,575
      Charges for mortality and administration of
        universal life and annuity products                              (2,445,519)         (2,312,073)
      Interest credited to account balances                               1,320,200           1,355,719
      Change in income taxes payable                                        714,413             (97,919)
      Change in other assets and liabilities, net                         2,046,331              (8,466)
                                                                    ----------------    ----------------
Net cash provided by operating activities                                 2,640,066             222,783

Cash flows from investing activities:
  Proceeds from investments sold and matured:
    Fixed maturities held for sale                                        1,225,614           7,472,038
    Fixed maturities matured                                              1,422,043           1,452,531
    Equity securities                                                     4,269,674                   0
    Mortgage loans                                                        1,318,967           1,158,446
    Real estate                                                              75,095                   0
    Policy loans                                                            934,195           1,093,521
    Short-term                                                                    0                 357
                                                                    ----------------    ----------------
  Total proceeds from investments sold and matured                        9,245,588          11,176,893
  Cost of investments acquired:
    Fixed maturities held for sale                                       (2,135,700)         (6,964,849)
    Fixed maturities matured                                             (1,310,673)                  0
    Mortgage loans                                                         (870,000)         (7,445,518)
    Real estate                                                          (1,644,311)           (428,586)
    Policy loans                                                           (677,981)           (992,219)
    Short-term                                                               (2,168)                  0
                                                                    ----------------    ----------------
  Total cost of investments acquired                                     (6,640,833)        (15,831,172)
  Purchase of property and equipment                                       (166,914)            (13,600)
                                                                    ----------------    ----------------
Net cash provided by (used in) investing activities                       2,437,841          (4,667,879)

Cash flows from financing activities:
  Policyholder contract deposits                                          2,234,210           2,405,966
  Policyholder contract withdrawals                                      (1,743,895)         (1,719,108)
  Purchase of treasury stock                                                (90,375)            (60,310)
                                                                    ----------------    ----------------
Net cash provided by financing activities                                   399,940             626,548
                                                                    ----------------    ----------------

Net increase (decrease) in cash and cash equivalents                      5,477,847          (3,818,548)
Cash and cash equivalents at beginning of period                         12,204,087           8,040,924
                                                                    ----------------    ----------------
Cash and cash equivalents at end of period                       $       17,681,934  $        4,222,376
                                                                    ================    ================

                            See accompanying notes.

                           UTG, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1.   BASIS OF PRESENTATION

The accompanying  consolidated  financial  statements have been prepared by UTG,
Inc. ("UTG") and its consolidated subsidiaries ("Company") pursuant to the rules and regulations of the Securities and Exchange Commission.  Although the Company
believes the disclosures  are adequate to make the information  presented not be misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated  financial statements and the notes thereto presented in the Company's  Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

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
Jesse T. Correll and certain  companies  controlled by Mr. Correll.  Mr. Correll
holds  a  majority   ownership  of  First  Southern   Funding  LLC,  a  Kentucky
corporation,  ("FSF") and First Southern  Bancorp,  Inc.  ("FSBI"),  a financial services  holding  company  that  owns  100% of  First  Southern  National  Bank
("FSNB"),  which  operates  in the  State  of  Kentucky.  Mr.  Correll  is Chief
Executive Officer and Chairman of the Board of Directors of UTG and is currently
UTG's  largest  shareholder  through  his  ownership  control  of FSF,  FSBI and affiliates.  At  March 31,  2006  Mr.  Correll  owns or  controls  directly  and indirectly approximately 67% of UTG's outstanding stock.

At March 31, 2006,  consolidated  subsidiaries  of UTG, Inc. were as depicted on the following organizational chart.

2.   INVESTMENTS

As of March  31,  2006  and  December  31,  2005,  fixed  maturities  and  fixed maturities  held  for  sale  represented  54% and  53%,  respectively,  of total invested  assets.  As  prescribed  by the  various  state  insurance  department statutes and  regulations,  the  insurance  companies'  investment  portfolio is required  to be  invested  in  investment  grade  securities  to  provide  ample protection for  policyholders.  In light of these statutes and regulations,  and the Company's business and investment  strategy,  the Company generally seeks to invest in United States  government and government  agency  securities and other high quality low risk investments.  As of March 31,  2006, the carrying value of fixed maturity  securities in default as to principal or interest was immaterial in the context of consolidated  assets or shareholders'  equity. The investments held for sale are  carried at market,  with  changes  in market  value  directly
charged  to  shareholders'   equity.  To  provide  additional   flexibility  and
liquidity,  the Company has  categorized  almost all fixed maturity  investments acquired since 2000 as available for sale.

3.   NOTES PAYABLE

At March 31, 2006 and  December  31,  2005,  the Company had no  long-term  debt outstanding.

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
At March 31, 2006, the Company had no  outstanding  borrowings  attributable  to this LOC.

On April 1, 2002,  UTG was extended a $ 5,000,000  line of credit from Southwest
Bank of St.  Louis.  The LOC  expired  one-year  from the date of issue  and was renewed.  As collateral for any draws under the line of credit, UTG pledged 100%
of the common stock of its insurance  subsidiary,  UG.  Borrowings under the LOC bear  interest  at the rate of .25% in excess of  Southwest  Bank of St.  Louis'
prime  rate.  At March 31,  2006,  the  Company  had no  outstanding  borrowings attributable to this LOC.

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

During 2005 and 2004, the Board of Directors of UTG approved offerings under the plan to qualified individuals.  For the years ended December 31,  2005 and 2004, two individuals  purchased 12,000 shares and four  individuals  purchased 14,440 shares  of UTG  common  stock,  respectively.  Each  participant  under the plan executed a "stock restriction and buy-sell agreement",  which among other things provides  UTG with a right of first  refusal on any  future  sales of the shares acquired by the participant under this plan.

The  purchase  price of  shares  repurchased  under the  stock  restriction  and buy-sell agreement shall be computed,  on a per share basis, equal to the sum of
(i) the  original  purchase  price paid to acquire such shares from UTG and (ii)
the  consolidated  statutory net earnings (loss) per share of such shares during the  period  from the end of the month  next  preceding  the month in which such shares  were  acquired  pursuant  to the  plan,  to the  end of the  month  next preceding the month in which the sale of such shares to UTG occurs. At March 31,
2006,  UTG had 101,877  shares  outstanding  that were issued under this program with a value of $ 13.83 per share pursuant to the above formula.

B.   Stock Repurchase Program

In 2001 and 2004, the Board of Directors of UTG authorized the repurchase in the open  market or in  privately  negotiated  transactions  of up to a total of $ 2 million of UTG's common stock. On April 18, 2006, an additional $ 1 million, for a total of $ 3 million,  was authorized for repurchasing shares at the Company's option.  Repurchased  shares are  available  for  future  issuance  for  general corporate  purposes.  Through  April 30,  2006, UTG has spent $ 1,836,345 in the acquisition of 270,099 shares under this program.

C.   Earnings Per Share Calculations

Earnings per share are based on the  weighted  average  number of common  shares outstanding  during each  period,  retroactively  adjusted to give effect to all stock splits, in accordance with Statement of Financial Accounting Standards No.
128.  At  March 31,  2006,  diluted  earnings  per share  were the same as basic earnings per share since the UTG had no dilutive instruments outstanding.

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

On June 10,  2002 UTG and Fiserv  formed an alliance  between  their  respective organizations to provide third party  administration (TPA) services to insurance companies  seeking  business  process  outsourcing  solutions.  Fiserv  will  be responsible  for the marketing and sales  function for the alliance,  as well as providing the operations  processing  service for the Company.  The Company will staff the administration  effort. To facilitate the alliance,  the Company plans to convert its  existing  business and TPA clients to "ID3",  a software  system owned by Fiserv to administer an array of life,  health and annuity  products in the insurance industry. Fiserv is a unit of Fiserv, Inc. (Nasdaq: FISV) which is
an  independent,   full-service  provider  of  integrated  data  processing  and information  management  systems to the  financial  industry,  headquartered  in
Brookfield,  Wisconsin.  The  Company  began  the  conversion  of  its  existing insurance  business  to the "ID3"  software  system in  February  2004 and as of
March 31,  2006,  all but one small block has been converted to the ID3. Also as part of this alliance,  a liability exists which is contingent on the completion of future TPA arrangements.  The balance remaining of this contingent  liability was $ 115,000 on March 31, 2006.

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

In the normal  course of business  the Company is involved  from time to time in various  legal  actions and other state and federal  proceedings.  There were no proceedings pending or threatened as of March 31, 2006.

6.   OTHER CASH FLOW DISCLOSURE

On a cash basis,  the Company paid $ 0 and $ 13 in interest  expense  during the first three months of 2006 and 2005,  respectively.  The Company paid  $ 150,000 and $ 0 in federal  income tax during the first  three  months of 2006 and 2005, respectively.

7.   CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial  institutions that at times may exceed federally  insured limits.  The Company  maintains its primary  operating cash accounts with First  Southern  National  Bank, an affiliate of UTG, and its largest  shareholder,  Chairman  and  CEO,  Jesse  Correll.  The  Company  holds approximately  $ 12,672,000 for which there are no pledges or guarantees outside
FDIC  insurance  limits.  The  Company  has not  experienced  any losses in such accounts and believes it is not exposed to any  significant  credit risk on cash and cash equivalents.

8.   COMPREHENSIVE INCOME

                                                                                    Tax
                                                                Before-Tax          (Expense)            Net of Tax
              March 31, 2006                                    Amount              or Benefit           Amount
              ----------------------------------------------    ----------------    -----------------    ---------------

              Unrealized holding losses during
                   Period                                   $      (8,165,943)  $          2,858,080 $      (5,307,863)
              Less: reclassification adjustment
                   for losses realized in net income                 4,867,220             (1,703,527)       3,163,693
                                                                ----------------    -----------------    ---------------
              Net unrealized losses                                (3,298,723)             1,154,553       (2,144,170)
                                                                ----------------    -----------------    ---------------
              Change in other comprehensive income (loss)                                  1,154,553
                                                            $      (3,298,723)  $                    $     (2,144,170)
                                                                ================    =================    ===============

9.   NEW ACCOUNTING STANDARDS

The Financial  Accounting  Standards  Board ("FASB")  issued  Statement No. 155,
Accounting  for Certain  Hybrid  Financial  Instruments  - An  amendment of FASB
Statements  No. 133 and 140. The statement  improves the financial  reporting by eliminating the exemption from applying Statement 133 to interest in securitized financial  assets so that  similar  instruments  are  accounting  for  similarly regardless  of the form of the  instrument.  The  statement is effective for all financial  instruments  acquired or issued  after the  beginning  of an entity's first fiscal year that begins after September 15, 2006. The Company will account for all qualifying financial  instruments in accordance with the requirements of
Statement No. 155.

The FASB also issued  Statement No. 156,  Accounting  for Servicing of Financial
Assets - an amendment of FASB Statement No. 140. The statement requires that all separately  recognized  servicing assets and servicing  liabilities be initially measured  at fair  value,  if  possible.  The  statement  permits,  but does not require, the subsequent  measurement of servicing assets and liabilities at fair value. The statement is effective for fiscal years beginning after September 15,
2006. The Company will account for all separately  recognized  servicing  assets and servicing  liabilities in accordance with the  requirements of Statement No.
156.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations,  financial condition and liquidity and capital resources.
This analysis  should be read in  conjunction  with the  consolidated  financial statements and related notes that appear  elsewhere in this report.  The Company reports  financial results on a consolidated  basis. The consolidated  financial statements include the accounts of UTG and its subsidiaries at March 31, 2006.

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

Update on Critical Accounting Policies

In our  Form  10-K for the year  ended  December 31,  2005,  we  identified  the accounting  policies  that are critical to the  understanding  of our results of operations and our financial position. They relate to deferred acquisition costs
(DAC),  cost of  insurance  acquired,  assumptions  and  judgments  utilized  in determining if declines in fair values of investments are  other-than-temporary, and valuation methods for investments that are not actively traded.

We believe that these  policies  were applied in a consistent  manner during the first three months of 2006.

Results of Operations

(a)  Revenues

The Company  experienced a nominal decrease in premiums and policy fee revenues, net of  reinsurance  premiums and policy fees,  when  comparing  the first three months of 2006 to the same period in 2005. The Company  currently  writes little new  business.  Unless the  Company  acquires a block of  in-force  business  or significantly  increases its marketing,  management  expects  premium revenue to continue  to  decline  at  a  similar  rate,  which  is  consistent  with  prior experience.

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

Net investment income increased 4% when comparing the first three months of 2006 to the same period in 2005.  While there has been a significant  increase in the national prime rate during the last several  months,  from 4.00% to 7.75%,  this has not been the driving  factor in the stability of the  Company's  overall net
investment   income.   Interest  rates  on  long-term  bonds  available  in  the
marketplace  have not increased as significantly as prevailing bank prime rates.
During  2004,  management  began  to  lengthen  the  Company's  portfolio  while maintaining  a  conservative  investment  philosophy.  During  2005,  management continued to lengthen the life of the bond  portfolio  and monitor  interest and extension risk.  Although this temporarily  impacted  investment earnings in the short run,  the  Company has not had to write off any  investment  losses due to excessive risk.

Also in  response to the  interest  rate  environment  in the bond  market,  the
Company has increased its investment in mortgage loans.  The balance of mortgage loan investments increased from approximately $ 20,722,000 at December 31,  2004 to  $ 36,781,000  at  December 31,  2005. This has allowed the Company to obtain higher yields than available in the bond market,  lengthen the overall portfolio average  life and  still  maintain  a  conservative  investment  portfolio.  The mortgage  loan  inventory  has  remained  level during the first three months of
2006. These loans have an average loan to value rate of 50% and an average yield of 7.02%.

The Company's  investments are generally  managed to match related insurance and policyholder liabilities.  The comparison of investment return with insurance or investment  product crediting rates establishes an interest spread.  The Company monitors  investment  yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads, ranging from 1%
to 2%. The Company has lowered all rate-adjustable  products to their guaranteed minimums. The guaranteed minimum crediting rates on these products range from 3%
to 5.5%. If short-term  interest  rates  continue to rise,  the Company does not expect to increase  guaranteed  crediting  rates,  which will  improve  both net investment income and net income.

The Company had  realized  investment  gains of  $ 3,163,693  in the first three months of 2006  compared to net realized  investment  losses of $ 18,058 for the same period in 2005.  The net  realized  gains are  primarily  comprised  of net realized gains from the disposal of certain equity securities.

Other income increased 160%, or $429,813,  when comparing the first three months of 2006 to the same  period in 2005.  The  majority  of the revenue in this line item comes from the  Company  performing  administrative  work as a third  party administrator  ("TPA") for unaffiliated life insurance  companies,  and as such, receives monthly fees based on policy in force counts and certain other activity indicators  such as number of premium  collections  performed.  During the first three months of 2006 and 2005,  the Company  received  $ 444,519  and  $ 215,448 respectively,  for this work.  These TPA revenue  fees are  included in the line item "other income" on the Company's consolidated statements of operations.  The
Company  intends to pursue  other TPA  arrangements  through its  alliance  with
Fiserv  Life  Insurance  Solutions  (Fiserv  LIS),  to provide  TPA  services to insurance companies seeking business process outsourcing  solutions.  Fiserv LIS is responsible for the marketing and sales function for the alliance, as well as providing the data center operations.  UTG will staff the administration effort.
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

(b)  Expenses

Life benefits,  claims and settlement  expenses net of reinsurance  benefits and claims, increased less than 1% in the first three months of 2006 compared to the same  period  in 2005.  Policy  claims  vary  from  year to year and  therefore, fluctuations  in mortality are to be expected and are not considered  unusual by management.  Overall,  reserves continue to increase on in-force policies as the age of the insured increases.

Commissions and amortization of deferred policy acquisition costs decreased 178%
for the first three months of 2006 compared to the same period in 2005. The most significant  factor in the decrease is  attributable to the Company paying fewer commissions,  since the  company  writes very  little new  business  and renewal premiums  on  existing  business  continue  to  decline.  Commissions  paid will continue to decline as terminated agents  discontinue their association with the
Company.  Depending  upon the nature of the contract that the agent has with the
Company, the agent may become vested; a process which allows them to continue to receive  commissions for a certain period even after the agent has  discontinued
his  association  with the  Company.  Over  time,  fewer and fewer  agents  have remained  vested,  further  reducing  the  commissions  payable by the  Company.
Another factor of the decrease is  attributable  to normal  amortization  of the deferred policy  acquisition costs asset. The Company reviews the recoverability of  the  asset  based  on  current  trends  and  known  events  compared  to the assumptions used in the establishment of the original asset. No impairments were recorded in either of the periods reported.

Operating  expenses  increased 37% in the first three months of 2006 compared to the same period in 2005.  The  increase in  operating  expenses is related to an
increase  in  information   technology  costs  and  additional  personnel  costs
associated with the increase in TPA revenues,  equipment maintenance and rental, additional office supplies.  Also, the Company has accrued additional charitable giving  expenses  in  related  to the gain  realized  on the sale of its  equity securities.  In addition,  expenses  increased  due to expenses  incurred in the normal course of business.  The Company continues to simplify its organizational structure and monitor expenditures looking for savings opportunities.

(c)  Net income

The Company  had a net gain of  $ 1,679,322  in the first  three  months of 2006 compared to a net loss of $ (546,568)  for the same period in 2005. The net gain in 2006 was mainly  attributable  to the sale of certain  equity  securities and increased TPA revenues.

Financial Condition

Total  shareholders'  equity  decreased  approximately $ 555,000 as of March 31,
2006 compared to December 31, 2005. The decrease is attributable to a decline in market  value of the debt  investments  of  approximately  $  2,144,000,  net of deferred taxes, that was included in the accumulated other comprehensive income.
In addition,  the Company purchased  treasury shares and retired common stock in the amount of $ 90,375,  which also decreased  shareholders'  equity.  Partially offsetting these declines was the Company's current period positive earnings.

Investments  represent  approximately  77% and 78% of total  assets at March 31,
2006 and  December 31,  2005,  respectively.  Accordingly,  investments  are the largest asset group of the Company.  The Company's  insurance  subsidiaries  are regulated by insurance  statutes and  regulations  as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, the majority of the  Company's  investment  portfolio is invested in high  quality,  low risk investments.

As of March 31, 2006, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders'  equity. The Company has identified  securities it may sell and classified them as "investments  held for sale".  Investments  held for sale are
carried  at  market,   with  changes  in  market  value   charged   directly  to
shareholders'  equity.  To provide  additional  flexibility  and liquidity,  the
Company has  categorized  almost all fixed maturity  investments  acquired since
2000 as available for sale.

Liquidity and Capital Resources

The  Company  has  two  principal  needs  for  cash - the  insurance  companies'
contractual  obligations to policyholders and the payment of operating expenses.
Cash and cash equivalents as a percentage of total assets were  approximately 6%
and  4% as  of  March 31,  2006,  and  December 31,  2005,  respectively.  Fixed maturities as a percentage of total assets were  approximately 41% and 42% as of
March 31, 2006 and December 31, 2005, respectively.

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

Net cash provided by operating  activities was $ 2,640,066 and $ 222,783 for the three months ending March 31, 2006 and 2005, respectively.

Net  cash  provided  by (used  in)  investing  activities  was  $ 2,437,841  and
$ (4,667,879)  for the  three-month  periods  ending  March  31,  2006 and 2005, respectively.  The most  significant  aspects  of cash  provided  by  (used  in)
investing  activities  are the sale of certain  equity  securities and the fixed maturity transactions.  During the current quarter, the Company sold $ 4,269,674 of certain equity  securities for a net gain of $3,163,693.  Fixed maturities of
$ 2,647,657  and  $ 8,924,569  were  either  sold or matured in the first  three months  of 2006 and 2005,  respectively.  In  addition,  the  Company  purchased
$ 3,446,373 and $ 6,964,849 of fixed maturities in 2006 and 2005, respectively.

Net cash provided by (used in) financing  activities was $ 399,940 and $ 626,548 for the  three  month  periods  ending  March 31,  2006 and 2005,  respectively.
Policyholder  contract  deposits  decreased 7% in the first three months of 2006 compared to the same period in 2005. Policyholder contract withdrawals increased
1% in the first three months of 2006 compared to the same period in 2005.

At March 31,  2006 and 2005,  the Company had no  short-term  debt  outstanding, respectively.

UTG is a holding  company that has no day-to-day  operations  of its own.  Funds required to meet its expenses,  generally costs  associated with maintaining the company in good  standing with states in which it does  business,  are primarily provided  by its  subsidiaries.  On a parent  only  basis,  UTG's  cash  flow is dependent  on  management  fees  received  from its  subsidiaries  and  earnings received  on  cash  balances.  At  March 31,  2006,  substantially  all  of  the consolidated shareholders equity represents net assets of its subsidiaries.  The
Company's insurance  subsidiaries have maintained adequate statutory capital and surplus and have not used surplus  relief or financial  reinsurance,  which have come under  scrutiny by many state  insurance  departments.  The payment of cash dividends  to  shareholders  is  not  legally  restricted.  However,  the  state insurance  department  regulates  insurance  company dividend payments where the company is domiciled. No dividends were paid to shareholders in 2005.

UG is an Ohio  domiciled  insurance  company,  which  requires  five days  prior notification  to the  insurance  commissioner  for the  payment  of an  ordinary dividend.  Ordinary  dividends  are  defined  as the  greater  of: a) prior year statutory  earnings or b) 10% of statutory capital and surplus.  At December 31,
2005,  UG's total statutory  capital and surplus  amounted to  $ 25,645,716.  At
December 31,  2005,  UG had a statutory  gain from  operations  of  $ 5,113,557.
Extraordinary  dividends  (amounts in excess of ordinary  dividend  limitations)
require prior approval of the insurance commissioner and are not restricted to a specific calculation.

Management   believes  the  overall  sources  of  liquidity  available  will  be sufficient to satisfy the Company's financial obligations.

Accounting Developments

The Financial  Accounting  Standards  Board ("FASB")  issued  Statement No. 155,
Accounting  for Certain  Hybrid  Financial  Instruments  - An  amendment of FASB
Statements  No. 133 and 140. The statement  improves the financial  reporting by eliminating the exemption from applying Statement 133 to interest in securitized financial  assets so that  similar  instruments  are  accounting  for  similarly regardless  of the form of the  instrument.  The  statement is effective for all financial  instruments  acquired or issued  after the  beginning  of an entity's first fiscal year that begins after September 15, 2006. The Company will account for all qualifying financial  instruments in accordance with the requirements of
Statement No. 155.

The FASB also issued  Statement No. 156,  Accounting  for Servicing of Financial
Assets - an amendment of FASB Statement No. 140. The statement requires that all separately  recognized  servicing assets and servicing  liabilities be initially measured  at fair  value,  if  possible.  The  statement  permits,  but does not require, the subsequent  measurement of servicing assets and liabilities at fair value. The statement is effective for fiscal years beginning after September 15,
2006. The Company will account for all separately  recognized  servicing  assets and servicing  liabilities in accordance with the  requirements of Statement No.
156.

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

Interest rate risk

The  Company's  exposure to interest  rate changes  results  from a  significant holding of fixed maturity  investments and mortgage loans on real estate, all of which comprised  approximately  69% of the investment  portfolio as of March 31,
2006.  These  investments are mainly exposed to changes in treasury  rates.  The fixed maturities investments include U.S. government bonds, securities issued by government agencies,  mortgage-backed  bonds and corporate bonds.  Approximately
80% of the fixed  maturities we owned at March 31,  2006 are  instruments of the
United States  government or are backed by U.S.  government  agencies or private corporations  carrying  the  implied  full faith and credit  backing of the U.S.
government.

To manage interest rate risk, the Company performs periodic projections of asset
and  liability  cash  flows  to  evaluate  the  potential   sensitivity  of  the
investments and liabilities.  Management assesses interest rate sensitivity with
respect  to  the   available-for-sale   fixed   maturities   investments   using
hypothetical  test  scenarios  that assume either  upward or downward  100-basis point shifts in the prevailing  interest rates.  The following  tables set forth the  potential  amount of  unrealized  gains  (losses)  that  could be caused by
100-basis  point  upward and  downward  shifts on the  available-for-sale  fixed maturities investments as of March 31, 2006:

        Decreases in Interest Rates                Increases in Interest Rates
        ----------------------- ------------------ ----------------- ---------------------- -----------------------
        200 Basis               100 Basis          100 Basis         200 Basis              300 Basis
        Points                  Points             Points            Points                 Points
        ----------------------- ------------------ ----------------- ---------------------- -----------------------
        $ 4,699,000             $ 1,470,000        $ (8,518,000)     $ (13,289,000)         $ (18,016,000)
        ----------------------- ------------------ ----------------- ---------------------- -----------------------

While the test scenario is for  illustrative  purposes only and does not reflect
our  expectations   regarding  future  interest  rates  or  the  performance  of fixed-income  markets,  it is a near-term  change that illustrates the potential impact of such events. Due to the composition of the Company's book of insurance business,  management  believes it is unlikely that the Company would  encounter large surrender  activity due to a significant  interest rate increase.  Such an increase would force the Company to dispose fixed maturities at a loss.

There are no fixed maturities or other investments that management classifies as trading  instruments.  At March 31,  2006 and  December 31,  2005, there were no investments in derivative instruments.

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

                                   UTG, INC.
                                  (Registrant)

Date:  May 10, 2006                             By /s/ Randall L. Attkisson

                                                    Randall L. Attkisson
                                                    President, Chief Operating Officer
                                                       and Director

Date:  May 10, 2006                             By /s/ Theodore C. Miller

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