Form 10-Q
period 2006-06-30
UTG INC
filed 2006-08-14
CIK 832480

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to ___________________

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

The number of shares outstanding of the registrant's common stock as of July 31,
2006, was 3,873,647.

                           UTG, Inc. and Subsidiaries
                                (The "Company")

                               TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION..................................................3

ITEM 1. FINANCIAL STATEMENTS...................................................3

     Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005.....3

     Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005............................................4

     Consolidated Statement of Changes in Shareholders' Equity and
       Comprehensive income for the six months ended June 30, 2006.............5

     Consolidated Statements of Cash Flows for the six months ended
       June 30, 2006 and 2005..................................................6

     Notes to Consolidated Financial Statements................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                                    UTG, Inc.
                                and Subsidiaries

                     Consolidated Balance Sheets (Unaudited)
-----------------------------------------------------------------------------------------------------------------------

                                                                                   June 30,            December 31,
                      ASSETS                                                         2006                  2005*
                                                                               ------------------    ------------------
Investments:
    Fixed maturities at amortized cost
      (market $7,024,829 and $7,500,291)                                    $          7,200,030  $          7,513,064
    Investments held for sale:
      Fixed maturities, at market (cost $131,336,244 and $127,000,657)               126,825,378           125,075,626
      Equity securities, at market (cost $15,220,777 and $15,098,815)                 22,166,617            24,574,259
    Mortgage loans on real estate at amortized cost                                   34,975,770            36,781,293
    Investment real estate, at cost, net of accumulated depreciation                  44,167,323            42,587,982
    Policy loans                                                                      12,279,944            12,644,838
    Short-term investments                                                                43,438                42,116
                                                                               ------------------    ------------------
                                                                                     247,658,500           249,219,178

Cash and cash equivalents                                                              9,870,973            12,204,087
Securities of affiliate                                                                4,000,000             4,000,000
Accrued investment income                                                              1,574,534             1,538,972
Reinsurance receivables:
    Future policy benefits                                                            31,717,627            31,908,738
    Policy claims and other benefits                                                   4,120,896             4,017,833
Cost of insurance acquired                                                             9,296,963            10,554,447
Deferred policy acquisition costs                                                      1,309,126             1,414,364
Property and equipment, net of accumulated depreciation                                2,068,738             1,921,841
Income taxes receivable, current                                                         365,515               150,447
Other assets                                                                           1,832,901             1,901,594
                                                                               ------------------    ------------------
        Total assets                                                                $313,815,773  $        318,831,501
                                                                               ==================    ==================

           LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits                                                      $        235,680,514  $        234,959,085
Policy claims and benefits payable                                                     1,872,212             1,950,037
Other policyholder funds                                                                 998,639             1,217,857
Dividend and endowment accumulations                                                  12,624,982            12,638,713
Deferred income taxes                                                                  6,074,887             8,100,615
Other liabilities                                                                      4,039,185             4,738,809
                                                                               ------------------    ------------------
        Total liabilities                                                            261,290,419           263,605,116
                                                                               ------------------    ------------------
Minority interests in consolidated subsidiaries                                       11,553,267            11,908,933
                                                                               ------------------    ------------------

Shareholders' equity:
Common stock - no par value, stated value $.001 per share
  Authorized 7,000,000 shares - 3,874,181 and 3,901,800 shares issued
  after deducting treasury shares of 331,061 and 303,442                                   3,874                 3,902
Additional paid-in capital                                                            42,066,712            42,295,661
Accumulated deficit                                                                   (2,756,153)           (3,637,349)
Accumulated other comprehensive income                                                 1,657,654             4,655,238
                                                                               ------------------    ------------------
        Total shareholders' equity                                                    40,972,087            43,317,452
                                                                               ------------------    ------------------
        Total liabilities and shareholders' equity                          $        313,815,773  $        318,831,501
                                                                               ==================    ==================

* Balance sheet audited at December 31, 2005.

                            See accompanying notes.

                                    UTG, Inc.
                                and Subsidiaries

                Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------------------------------------------

                                                                Three Months Ended             Six Months Ended
                                                            June 30,        June 30,       June 30,        June 30,
                                                             2006            2005           2006             2005
                                                          ------------   -------------   ------------   -------------
Revenues:

    Premiums and policy fees                              $  4,150,834   $   4,316,761   $  8,316,600   $   8,521,721
    Reinsurance premiums and policy fees                      (589,106)       (795,524)    (1,327,100)     (1,487,789)
    Net investment income                                    2,803,703       2,356,705      5,342,877       4,789,964
    Realized investment gains (losses), net                   (121,135)      1,260,339      3,042,558       1,242,281
    Other income                                               506,807         280,753      1,205,457         549,590
                                                           ------------   -------------  -------------   -------------
                                                             6,751,103       7,419,034     16,580,392      13,615,767

Benefits and other expenses:

    Benefits, claims and settlement expenses:
      Life                                                   6,108,086       3,634,033     11,501,330       8,504,080
      Reinsurance benefits and claims                         (431,460)       (365,406)    (1,122,685)       (669,702)
      Annuity                                                  298,631         268,183        504,162         518,251
      Dividends to policyholders                               286,137         240,920        475,689         516,927
    Commissions and amortization of deferred
      policy acquisition costs                                 (10,018)        (75,815)       (23,492)        (58,444)
    Amortization of cost of insurance acquired                 627,493         463,293      1,257,484         928,856
    Operating expenses                                       1,385,837       1,622,680      3,110,034       2,879,564
    Interest expense                                                 0               0              0              13
                                                           ------------   -------------  -------------   -------------
                                                             8,264,706       5,787,888     15,702,522      12,619,545

Gain (loss) before income taxes, minority interest
    and equity in earnings of investees                     (1,513,603)      1,631,146        877,870         996,222

Income tax credit (expense)                                    671,459        (212,657)       (52,368)       (118,754)
Minority interest in (income) loss of
    consolidated subsidiaries                                   44,018         (23,456)        55,694         (29,003)
                                                           ------------   -------------  -------------   -------------

Net income (loss)                                       $     (798,126)$     1,395,033 $      881,196 $       848,465
                                                           ============   =============  =============   =============

Basic income (loss) per share from continuing
    operations and net income (loss)                    $        (0.21)$          0.35 $         0.23 $          0.21
                                                           ============   =============  =============   =============

Diluted income (loss) per share from continuing
    operations and net income (loss)                    $        (0.21)$          0.35 $         0.23 $          0.21
                                                           ============   =============  =============   =============

Basic weighted average shares outstanding                    3,879,960       3,952,164      3,888,920       3,956,368
                                                           ============   =============  =============   =============

Diluted weighted average shares outstanding                  3,879,960       3,952,164      3,888,920       3,956,368
                                                           ============   =============  =============   =============

                            See accompanying notes.

                                   UTG, Inc.
                                 and Subsidiaries
                       Consolidated Statement of Changes in
                   Shareholders' Equity and Comprehensive Income
                For the six months ended June 30, 2006 (Unaudited)
-----------------------------------------------------------------------------------------------------------------

Common stock
    Balance, beginning of year                                                  $          3,902
      Issued during year                                                                       0
      Retired common shares                                                                    0
      Purchase treasury shares                                                               (28)
                                                                                  ---------------
    Balance, end of period                                                                 3,874
                                                                                  ---------------

Additional paid-in capital
    Balance, beginning of year                                                        42,295,661
      Issued during year                                                                       0
      Retired common shares                                                                    0
      Purchase treasury shares                                                          (228,949)
                                                                                  ---------------
    Balance, end of period                                                            42,066,712
                                                                                  ---------------

Accumulated deficit
    Balance, beginning of year                                                        (3,637,349)
      Net income                                                                         881,196
                                                                                  ---------------
    Balance, end of period                                                            (2,756,153)
                                                                                  ---------------

Accumulated other comprehensive income
    Balance, beginning of year                                                         4,655,238
      Other comprehensive income
        Unrealized holding loss on securities net of
           minority interest and reclassification adjustment                          (2,997,584)
                                                                                  ---------------
      Comprehensive income
    Balance, end of period                                                             1,657,654
                                                                                  ---------------

Total shareholders' equity, end of period                                       $     40,311,954
                                                                                  ===============

Comprehensive income
      Net gain                                                                  $        881,196
      Unrealized holding losses on securities
        net of reclassification adjustment                                            (2,997,584)
                                                                                  ---------------

    Total comprehensive income                                                  $     (2,116,388)
                                                                                  ===============

                            See accompanying notes.

                                    UTG, Inc.
                                and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)
----------------------------------------------------------------------------------------------------------------------

                                                                        Six Months Ended
                                                                   June 30,           June 30,
                                                                     2006               2005
                                                                ---------------    ---------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
  Net income                                                 $         881,196  $         848,465
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Amortization/accretion of fixed maturities                       225,750            355,026
      Realized investment gains, net                                (3,203,637)        (1,242,281)
      Policy acquisition costs deferred                                      0            (14,000)
      Amortization of deferred policy acquisition costs                105,238            146,949
      Amortization of cost of insurance acquired                     1,257,484            928,856
      Depreciation                                                   1,226,779          1,039,090
      Minority interest                                                (55,694)            29,016
      Change in accrued investment income                              (35,562)            54,545
      Change in reinsurance receivables                                 88,048            472,013
      Change in policy liabilities and accruals                      1,475,798            345,217
      Charges for mortality and administration of
        universal life and annuity products                         (4,667,987)        (4,577,979)
      Interest credited to account balances                          2,617,606          2,673,277
      Change in income taxes payable                                 (122,940)          1,088,737
      Change in other assets and liabilities, net                     (630,931)        (1,470,358)
                                                                ---------------    ---------------
Net cash provided by (used in) operating activities                   (838,852)           676,573

Cash flows from investing activities:
  Proceeds from investments sold and matured:
    Fixed maturities held for sale                                   5,673,288         17,699,090
    Fixed maturities matured                                         2,802,824          2,800,406
    Equity securities                                                8,107,724          2,300,000
    Mortgage loans                                                   5,423,561          2,459,517
    Real estate                                                        101,055                  0
    Policy loans                                                     1,784,083          1,811,434
    Short-term                                                             219                  0
                                                                ---------------    ---------------
  Total proceeds from investments sold and matured                  23,892,754         27,070,447
  Cost of investments acquired:
    Fixed maturities held for sale                                 (10,216,824)        (5,268,921)
    Fixed maturities                                                (2,506,647)          (493,359)
    Equity securities                                               (5,188,061)                 0
    Mortgage loans                                                  (3,618,038)       (13,892,440)
    Real estate                                                     (2,918,098)        (2,276,634)
    Policy loans                                                    (1,419,161)        (1,735,982)
    Short-term                                                               0               (234)
                                                                ---------------    ---------------
  Total cost of investments acquired                               (25,866,829)       (23,667,570)
  Purchase of property and equipment                                  (276,448)           (18,974)
                                                                ---------------    ---------------
Net cash provided by (used in) investing activities                 (2,250,523)         3,383,903

Cash flows from financing activities:
  Policyholder contract deposits                                     4,160,860          4,431,978
  Policyholder contract withdrawals                                 (3,175,622)        (3,103,773)
  Purchase of treasury stock                                          (228,977)          (112,429)
                                                                ---------------    ---------------
Net cash provided by financing activities                              756,261          1,215,776
                                                                ---------------    ---------------
Net increase in cash and cash equivalents                           (2,333,114)         5,276,252
Cash and cash equivalents at beginning of period                    12,204,087         11,859,472
                                                                ---------------    ---------------
Cash and cash equivalents at end of period                   $       9,870,973  $      17,135,724
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
Jesse T. Correll and certain  companies  controlled by Mr. Correll.  Mr. Correll
holds  a  majority   ownership  of  First  Southern   Funding  LLC,  a  Kentucky
corporation,  ("FSF") and First Southern  Bancorp,  Inc.  ("FSBI"),  a financial services  holding  company  that  owns  100% of  First  Southern  National  Bank
("FSNB"),  which  operates  in the  State  of  Kentucky.  Mr.  Correll  is Chief
Executive Officer and Chairman of the Board of Directors of UTG and is currently
UTG's  largest  shareholder  through  his  ownership  control  of FSF,  FSBI and affiliates.  At  June 30,  2006,  Mr.  Correll  owns or  controls  directly  and indirectly approximately 66% of UTG's outstanding stock.

At June 30, 2006, consolidated subsidiaries of UTG, Inc. were as depicted on the following organizational chart.

                           UTG, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements - Continued

2.  INVESTMENTS

As of June 30, 2006 and December 31, 2005, fixed maturities and fixed maturities held for sale represented 54% and 53%,  respectively,  of total invested assets.
As  prescribed  by  the  various  state   insurance   department   statutes  and
regulations,  the insurance  companies'  investment  portfolio is required to be invested  in  investment  grade  securities  to  provide  ample  protection  for policyholders.  In light of these  statutes and  regulations,  and the Company's business  and  investment  strategy,  the Company  generally  seeks to invest in
United States government and government agency securities and other high quality low risk investments.  As of June 30, 2006, the carrying value of fixed maturity securities in default as to principal or interest was  immaterial in the context of consolidated  assets or shareholders'  equity.  The investments held for sale are  carried  at  market,  with  changes  in market  value  directly  charged to shareholders'  equity.  To provide  additional  flexibility  and liquidity,  the
Company has  categorized  almost all fixed maturity  investments  acquired since
2000 as available for sale.

3.  NOTES PAYABLE

At June 30,  2006 and  December 31,  2005,  the Company  had no  long-term  debt outstanding.

On June 1, 2005, UG was extended a $ 3,300,000 line of credit from the FNBT. The
LOC is for a one-year term and is renewed annually. The interest rate on the LOC is variable and indexed to be the lowest of the U.S. prime rates as published in the Wall Street Journal,  with any interest rate adjustments to be made monthly.
At June 30, 2006, the Company had no outstanding borrowings attributable to this
LOC.

On April 1,  2002, UTG was extended a $ 5,000,000  line of credit from Southwest
Bank of St. Louis.  The LOC is for a one-year term and is renewed  annually.  As collateral  for any draws  under the line of  credit,  UTG  pledged  100% of the common stock of its  insurance  subsidiary,  UG.  Borrowings  under the LOC bear interest at the rate of .25% in excess of  Southwest  Bank of St.  Louis'  prime rate. At June 30, 2006, the Company had no outstanding  borrowings  attributable to this LOC.

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

The  purchase  price of  shares  repurchased  under the  stock  restriction  and buy-sell agreement shall be computed,  on a per share basis, equal to the sum of
(i) the  original  purchase  price paid to acquire such shares from UTG and (ii)
the  consolidated  statutory net earnings (loss) per share of such shares during the  period  from the end of the month  next  preceding  the month in which such shares  were  acquired  pursuant  to the  plan,  to the  end of the  month  next preceding the month in which the sale of such shares to UTG occurs.  At June 30,
2006,  UTG had 101,877  shares  outstanding  that were issued under this program with a value of $ 13.79 per share pursuant to the above formula.

B.  Stock Repurchase Program

In 2001 and 2004, the Board of Directors of UTG authorized the repurchase in the open  market or in  privately  negotiated  transactions  of up to a total of $ 2 million of UTG's common stock. On April 18, 2006, an additional $ 1 million, for a total of $ 3 million,  was authorized for repurchasing shares at the Company's option.  Repurchased  shares are  available  for  future  issuance  for  general corporate  purposes.  Through  July 31,  2006, UTG has spent  $ 2,236,631 in the acquisition of 304,428 shares under this program.

C.  Earnings Per Share Calculations

Earnings per share are based on the  weighted  average  number of common  shares outstanding  during each  period,  retroactively  adjusted to give effect to all stock splits, in accordance with Statement of Financial Accounting Standards No.
128.  At  June 30,  2006,  diluted  earnings  per  share  were the same as basic earnings per share since the UTG had no dilutive instruments outstanding.

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

On June 10,  2002 UTG and Fiserv  formed an alliance  between  their  respective organizations to provide third party  administration (TPA) services to insurance companies seeking business process outsourcing solutions.  Fiserv is responsible for the marketing and sales function for the alliance,  as well as providing the
operations   processing  service  for  the  Company.   The  Company  staffs  the
administration effort. To facilitate the alliance, the Company has converted its existing business and TPA clients to "ID3", a software system owned by Fiserv to administer  an array of life,  health  and  annuity  products  in the  insurance industry.  Fiserv  is a  unit  of  Fiserv,  Inc.  (Nasdaq:  FISV)  which  is  an independent, full-service provider of integrated data processing and information management  systems to the  financial  industry,  headquartered  in  Brookfield,
Wisconsin. Also as part of this alliance, a liability exists which is contingent on the  completion  of future TPA  arrangements.  The balance  remaining of this contingent liability was $ 115,000 on June 30, 2006.

Also during June 2002, the Company entered into a five-year contract with Fiserv for services  related to its purchase of the "ID3"  software  system.  Under the contract,  the  Company was  required to pay a minimum of $ 12,000  per month in software  maintenance  costs and $ 5,000 per month in offsite  data center costs for a five-year period from the date of the signing. The contract was amended in
May 2006 for an additional  five year period  beginning on the  amendment  date.
Under the amended contract,  the Company is required to pay $ 8,333 per month in software  maintenance costs and a minimum of $ 14,058 for production  processing fees.  The  production  processing  fees are adjusted for the number of policies administered on the ID3 software system.

As of June 30, 2006,  the Company had several loans  outstanding  with committed balances  available to the  borrower.  These funds have not been advanced to the borrower.  These commitments are available to the borrower until the maturity of the loan or  exhausted.  The  total  amount  committed  to these  borrowers  was
$ 7,142,000.

In the normal  course of business  the Company is involved  from time to time in various  legal  actions and other state and federal  proceedings.  There were no proceedings pending or threatened as of June 30, 2006.

6.  OTHER CASH FLOW DISCLOSURE

On a cash basis,  the Company paid $ 0 and $ 13 in interest  expense  during the first six months of 2006 and 2005, respectively.  The Company paid $ 305,250 and
$ 0 of  federal  income  tax  during  the  first  six  months  of 2006 and 2005, respectively.

7.  CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial  institutions that at times may exceed federally  insured limits.  The Company  maintains its primary  operating cash accounts with First  Southern  National  Bank, an affiliate of UTG, and its largest  shareholder,  Chairman  and  CEO,  Jesse  Correll.  The  Company  holds approximately  $ 553,513  for which there are no pledges or  guarantees  outside
FDIC  insurance  limits.  The  Company  has not  experienced  any losses in such accounts and believes it is not exposed to any  significant  credit risk on cash and cash equivalents.

8.  COMPREHENSIVE INCOME

                                                                                         Tax
                                                                  Before-Tax           (Expense)           Net of Tax
              June 30, 2006                                         Amount             or Benefit            Amount
              ----------------------------------------------    ----------------    -----------------    ---------------

              Unrealized holding gain during
                   Period                                   $       (9,292,526) $         3,252,384  $       (6,040,142)
              Less: reclassification adjustment
                   for gains realized in net income                  4,680,858           (1,638,300)          3,042,558
                                                                ----------------    -----------------    ---------------
              Net unrealized gain                                   (4,611,668)           1,614,084          (2,997,584)
                                                                ----------------    -----------------    ---------------
              Other comprehensive income                    $       (4,611,668) $         1,614,084  $       (2,997,584)
                                                                ================    =================    ===============

9.  NEW ACCOUNTING STANDARDS

The Financial  Accounting  Standards  Board ("FASB")  issued  Statement No. 155,
Accounting  for Certain  Hybrid  Financial  Instruments  - An  amendment of FASB
Statements  No. 133 and 140. The statement  improves the financial  reporting by eliminating the exemption from applying Statement 133 to interest in securitized financial  assets  so that  similar  instruments  are  accounted  for  similarly regardless  of the form of the  instrument.  The  statement is effective for all financial  instruments  acquired or issued  after the  beginning  of an entity's first fiscal year that begins after September 15, 2006. The Company will account for all qualifying financial  instruments in accordance with the requirements of
Statement No. 155, should this apply.

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
156, should this apply.

10. SUBSEQUENT EVENT

On  August 7,  2006,  the  Company  entered  into a  definitive  Stock  Purchase
Agreement (the  "Agreement")  with William F. Guest and John D. Cornett pursuant to which the  Company  has  agreed to  purchase  a  majority  of the  issued and outstanding common stock of Acap Corporation ("Acap"). Acap is a privately owned
Delaware  corporation  which owns 100% of the issued  and  outstanding  stock of
American Capitol Insurance  Company,  a Texas life insurance  company,  which in turn  owns 100% of the  issued  and  outstanding  stock of Texas  Imperial  Life
Insurance Company and Imperial Plan, Inc.

At the closing of the  Agreement,  the Company will purchase from Messrs.  Guest and  Cornett a total of 1,492  shares of common  stock of Acap for an  aggregate purchase  price of  $14,535,064,  and may purchase as many as an additional  352 shares from certain other shareholders, on the same terms (including price).

In  addition,  at the  closing,  the  Company  will  enter into stock put option agreements  under which  certain  individuals,  who  currently  hold  options to purchase Acap shares,  will have the opportunity to sell to UTG up to 266 shares of common stock of Acap during the period ending December 16, 2007. The purchase price for shares under the stock put option agreements will be the same as under the  Agreement,  except that it will be increased up to the time such shares are purchased  upon exercise of the options at the rate of 5% per annum,  compounded daily.

The Company has also agreed to loan Acap the funds,  approximately  $ 3,300,000, required  to retire  certain  indebtedness  of Acap and to redeem  all of Acap's outstanding preferred stock at the closing of the Agreement.

Assuming the Company  purchases  all of the shares of Acap common stock that may be  purchased  under the  Agreement  and the stock put  option  agreements,  the
Company  will acquire up to 72.8% of the  outstanding  shares of common stock of
Acap, and the total cost of the  transaction to the Company  (including the loan to Acap for the payment of Acap  indebtedness  and  redemption of Acap preferred stock) will be approximately $24 million, to be paid in cash.

The transaction will require regulatory approval under the Texas insurance code.
The Company has made a $200,000  earnest money  payment to Mr. Guest,  which the sellers may retain if they  terminate the  Agreement  because the closing of the
Agreement  does not  occur on  December  8,  2006 as a result  of the  Company's breach.

In addition,  on August 11, 2006, two subsidiaries of UTG, Inc. (the "Company"),
Hampshire Plaza, LLC and Hampshire Plaza Garage,  LLC completed an agreement for the sale of real estate owned by the subsidiaries.  The real estate was sold for the agreed upon total sales price of $ 25,500,000.

Hampshire  Plaza,  LLC is a 67% owned  subsidiary,  which  owned for  investment purposes,  a property  consisting  of a 254,228  square foot office  tower,  and
72,382 square foot attached retail plaza totaling 326,610 square feet along with an attached 349 space parking garage,  in Manchester,  New Hampshire.  Hampshire
Plaza  Garage,  LLC  is a 67%  owned  subsidiary,  which  owned  for  investment purposes, a property consisting of a 578 space parking garage, in New Hampshire.

The Company will  recognize a realized gain, net of taxes,  of  approximately  $
3,398,000, or $ 0.88 per common share outstanding.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated financial condition, changes in financial position and results of operations for the three months and six months  ended  June 30,  2006,  as compared to the same period  of 2005,  of UTG and its  subsidiaries.  This  discussion  and  analysis supplements Management's Discussion and Analysis in Form 10-K for the year ended
December 31,  2005, and should be read in conjunction with the interim financial statements and notes that appear  elsewhere in this report.  The Company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of UTG and its subsidiaries at June 30, 2006.

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

We believe that these  policies  were applied in a consistent  manner during the first six months of 2006.

Results of Operations

(a)  Revenues

The Company  experienced a nominal decrease in premiums and policy fee revenues, net of reinsurance premiums and policy fees, when comparing the first six months of 2006 to the same  period  in 2005.  The  Company  currently  writes a nominal amount of new business. Unless the Company acquires a block of in-force business or significantly increases its marketing,  management expects premium revenue to continue  to  decline  at  a  similar  rate,  which  is  consistent  with  prior experience.  The revenue  associated  with  premiums  and policy fees  increased approximately  $ 40,000, or 1%, for the three month period ended June 30,  2006, compared to the same period of 2005. This increase is based mainly on the timing of premium receipts and reinsurance premiums paid.

The  Company's  primary  source  of  new  business  production  comes  from  the conservation effort implemented several years ago. This effort was an attempt to improve the persistency rate of the insurance company's policies. Several of the customer  service  representatives  of the Company are also  licensed  insurance agents,  allowing them to offer other products within the Company's portfolio to existing  customers.  Additionally,  stronger  efforts  have been made in policy retention  through more personal contact with the customer  including  telephone calls to discuss  alternatives and reasons for a customer's request to surrender their policy.  Previously,  the Company's agency force was primarily responsible for  conservation  efforts.  With the  decline in the  number of  agents,  their ability  to  reach  these  customers  diminished,  making  conservation  efforts
difficult.   The  conservation  efforts  described  above  have  been  generally positive. Management will continue to monitor these efforts and make adjustments as seen  appropriate to enhance the future success of the program.  In 2003, the
Company  replaced its original  universal life product with a new universal life contract  referred to as "the  Legacy".  This  product was designed for use with several distribution  channels including the Company's own internal agents, bank agent/employees  and through  personally  producing  general agents  "PPGA".  In addition,  the Company has introduced  other new and updated  products in recent periods including the Horizon Annuity and Kid Kare (a single premium, child term policy).  The company is currently  working on  development  of a level term and decreasing term product.  Management has no current plans to increase  marketing efforts.  New product  development is anticipated to be utilized in conservation efforts  and sales to  existing  customers.  Such sales are not  expected  to be material in the foreseeable future.

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

Net investment  income increased 12% when comparing the first six months of 2006 to the same period in 2005.  While there has been a significant  increase in the national prime rate during the last several  months,  from 4.00% to 8.25%,  this has not been the only  factor in the  stability  of the  Company's  overall  net
investment   income.   Interest  rates  on  long-term  bonds  available  in  the
marketplace  have not increased as significantly as prevailing bank prime rates.
During  2004,  management  began  to  lengthen  the  Company's  portfolio  while maintaining  a  conservative  investment  philosophy.  During  2005,  management continued to lengthen the life of the bond  portfolio  and monitor  interest and extension risk.  Although this temporarily  impacted  investment earnings in the short run,  the  Company has not had to write off any  investment  losses due to excessive  risk. Net investment  income for the second quarter of 2006 reflected an  increase of 19% over the same  period of 2005.  The impact of the  Company's stable  mortgage loan portfolio and rising interest rates are the primary causes of the increase.

Also in  response to the  interest  rate  environment  in the bond  market,  the
Company has increased its investment in mortgage loans.  The balance of mortgage loan investments increased from approximately $ 20,722,000 at December 31,  2004 to  $ 36,781,000  at  December 31,  2005. This has allowed the Company to obtain higher yields than available in the bond market,  lengthen the overall portfolio average  life and  still  maintain  a  conservative  investment  portfolio.  The mortgage loan  inventory has remained level during the first six months of 2006.
These  loans have an average  loan to value rate of 50% and an average  yield of
7.05%.

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

The Company realized  investment gains of $ 3,042,558 in the first six months of
2006  compared to net  realized  investment  gains of  $ 1,242,281  for the same period in 2005.  The net realized  gains in 2006 are primarily  comprised of net realized gains from the disposal of certain equity securities.  The net realized gains in 2005  were  primarily  the  result of the sale of  2,216,776  shares of
common  stock  owned  of  BNL  Financial   Corporation  ("BNL").   These  shares
represented  approximately  10.57% of the then current outstanding shares of BNL and represent all shares owned by UG. The shares were  reacquired by the issuing entity for an agreed upon sales price of $ 2,300,000.  This transaction occurred during the second quarter of 2005, which accounts for the $ 1,380,000 difference in realized investment gains between 2005 and 2006.

Other income  increased  when comparing the first six months of 2006 to the same period in 2005.  The  majority  of the  revenue in this line item comes from the
Company performing  administrative work as a third party  administrator  ("TPA")
for unaffiliated life insurance  companies,  and as such,  receives monthly fees based on policy in force counts and certain other  activity  indicators  such as number of premium collections performed. During the first six months of 2006 and
2005, the Company received $ 886,076 and $ 452,844 respectively,  for this work.
These TPA  revenue  fees are  included  in the line item  "other  income" on the
Company's  consolidated  statements of operations.  The Company began  providing additional administrative services for this insurance provider during the fourth quarter  of 2005 that  increased  the annual  revenue  for TPA  services.  These revenues are reflected in the second quarter of 2006.

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

(b)  Expenses

Life benefits,  claims and settlement  expenses net of reinsurance  benefits and claims,  increased  28% in the first six  months  of 2006  compared  to the same period in 2005. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not  considered  unusual by  management.
Overall,  reserves  continue to increase on in-force  policies as the age of the insured increases.  The life benefits,  claims and settlement  expenses,  net of reinsurance benefits and claims, increased $ 2,483,664 or 66% when comparing the second quarter of 2006 to the same period of 2005.

Commissions  and  amortization  of deferred  policy  acquisition  costs remained consistent for the first six months of 2006 compared to the same period in 2005.
The most significant  factor to consider is the Company pays fewer  commissions, since the  company  writes  very little new  business  and  renewal  premiums on existing business continue to decline. Commissions paid will continue to decline as terminated agents  discontinue their association with the Company.  Depending upon the nature of the contract  that the agent has with the Company,  the agent may  become  vested;  a  process  which  allows  them  to  continue  to  receive commissions  for a certain  period  even  after the agent has  discontinued  his association  with the Company.  Over time,  fewer and fewer agents have remained vested, further reducing the commissions payable by the Company.  Another factor of the decrease is  attributable  to normal  amortization of the deferred policy acquisition  costs asset.  The Company reviews the  recoverability  of the asset based on current trends and known events compared to the assumptions used in the establishment  of the original asset. No impairments  were recorded in either of the periods reported.

Operating  expenses  increased  8% the first six months of 2006  compared to the same period in 2005. The increase in expenses is due primarily to an increase in information technology costs,  depreciation and equipment maintenance costs. The
Company  continues to monitor  expenditures  looking for savings  opportunities.
Operating  expenses actually  decreased 15% when comparing the second quarter of
2006 to the same period of 2005.  The  primary  reason for this  fluctuation  is consistent  with the year to date results;  however,  the timing of expense is a contributing  factor  to this  variation.

(c)  Net income

The Company had a net gain of $ 881,196 in the first six months of 2006 compared to a net gain of $ 848,465 for the same period in 2005. The net gain in 2006 was mainly  attributable to the sale of certain equity  securities and increased TPA revenues while the net gain in 2005 was mainly attributable to the gain from the sale of certain  common stock during the second quarter of 2005. The Company had a net loss of $ (798,126) in the second quarter of 2006, compared to a gain of $
1,395,033  in the same  period of 2005.  As  previously  discussed,  the sale of common stock in 2005,  and related  gain,  occurred  during the second  quarter, which accounts for the difference between the periods.

Financial Condition

Total shareholders'  equity decreased  approximately  $ 2,345,000 as of June 30,
2006 compared to December 31, 2005. In addition to the current quarter loss, the decrease  is  attributable  to a decline in market  value of the debt and equity investments  of  $ 2,998,000,  net of deferred  taxes,  that was included in the accumulated  other  comprehensive  income.  In addition,  the Company  purchased treasury  shares  in the  amount of  $ 228,977,  which  decreased  shareholders'
equity.

Investments represent approximately 79% and 78% of total assets at June 30, 2006 and December 31,  2005, respectively.  Accordingly,  investments are the largest asset group of the Company.  The Company's insurance  subsidiary is regulated by insurance  statutes and  regulations  as to the type of  investments  that it is permitted  to make and the  amount of funds that may be used for any one type of investment.  In light of these  statutes  and  regulations,  the majority of the
Company's   investment   portfolio  is  invested  in  high  quality,   low  risk
investments.

On June 20,  2006, two  subsidiaries of the Company,  Hampshire  Plaza,  LLC and
Hampshire Plaza Garage,  LLC, completed an agreement for the sale of real estate owned by the  subsidiaries.  The real  estate is being  sold for an agreed  upon total sales price of $ 25,500,000.

In  addition,  the Company  has agreed to provide  short-term  financing  in the acquisition of this property.  Should the buyer elect to finance the acquisition of the property with the Company,  the promissory  note will be in the amount of up to $ 25,500,000  bearing interest at an annual rate of six percent and having a term of five months. If financing is provided,  the properties being sold will be held as collateral along with an additional  property  currently owned by the buyer.

As of June 30,  2006, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders'  equity. The Company has identified  securities it may sell and classified them as "investments  held for sale".  Investments  held for sale are
carried  at  market,   with  changes  in  market  value   charged   directly  to
shareholders'  equity.  To provide  additional  flexibility  and liquidity,  the
Company has  categorized  almost all fixed maturity  investments  acquired since
2000 as available for sale.

Liquidity and Capital Resources

The  Company  has  two  principal  needs  for  cash  - the  insurance  company's contractual  obligations to policyholders and the payment of operating expenses.
Cash and cash equivalents as a percentage of total assets were  approximately 3%
and  4%  as  of  June 30,  2006,  and  December 31,  2005,  respectively.  Fixed maturities as a percentage of total assets were  approximately 43% and 42% as of
June 30, 2006 and December 31, 2005, respectively.

Net  cash  provided  by (used  in)  operating  activities  was  $ (838,852)  and
$ 676,573 for the six months ending June 30, 2006 and 2005, respectively.

Sources of operating cash flows of the Company, as with most insurance entities, is  comprised  primarily  of premiums  received on life  insurance  products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.

Premiums received have shown a steady decline  historically,  as the Company has not  actively  marketed  new  products in several  years.  Sources of  operating revenues  increased  approximately  $ 3,000,000  in 2006 compared to 2005,  with investment gains representing  almost all of the increase.  See discussion under results of operations - revenues for a more  detailed  discussion of the changes in premiums and investment income.

The decline in operating cash sources has  historically  been offset by declines in policy  benefits  payments.  Cash  payments  for death claims  represent  the largest  component  of uses of cash  within  policy  benefits.  The  decline  in operating  cash  sources  has  historically  been  offset by  declines in policy
benefits  payments.   Uses  of  operating  cash  flows  increased  approximately
$ 3,100,000  in 2006  compared  to 2005.  This  increase is the result of policy benefit  payments.  See discussion  under results of operations - expenses for a more detailed discussion of changes in operating expenses and policy benefits.

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

Net cash  provided  by (used in)  investing  activities  was  $ (2,250,523)  and
$ 3,383,903   for  the  six-month   periods  ending  June  30,  2006  and  2005,
respectively.  The  most  significant  aspect  of cash  provided  by  (used  in)
investing activities is the fixed maturity  transactions.  The Company had fixed maturities in the amount of $ 5,673,288 and  $ 17,699,090  that sold and matured in the first six months of 2006 and 2005,  respectively.  This is in addition to the $ 2,802,824 and $ 2,800,406 of the held to maturity  securities that matured in the first six months of 2006 and 2005, respectively. In addition, the Company purchased  $ 12,723,471  and  $ 5,762,280 of fixed  maturities in 2006 and 2005, respectively. Also, the investment in mortgage loans decreased from $ 13,892,440 in the first six months of 2005 to $ 3,618,038 in the same period of 2006.

Net cash provided by financing  activities was $ 756,261 and $ 1,215,776 for the six month  periods  ending  June 30, 2006 and 2005,  respectively.  Policyholder contract  deposits  decreased 6% in the first six months of 2006 compared to the same period in 2005. Policyholder contract withdrawals increased 2% in the first six months of 2006 compared to the same period in 2005.

At June 30, 2006 and 2005, the Company had no short-term debt outstanding.

UTG is a holding  company that has no day-to-day  operations  of its own.  Funds required to meet its expenses,  generally costs  associated with maintaining the company in good  standing with states in which it does  business,  are primarily provided  by its  subsidiaries.  On a parent  only  basis,  UTG's  cash  flow is dependent  on  management  fees  received  from its  subsidiaries  and  earnings
received  on  cash  balances.  At  June 30,  2006,   substantially  all  of  the
consolidated shareholders equity represents net assets of its subsidiaries.  The
Company's insurance  subsidiaries have maintained adequate statutory capital and surplus and have not used surplus  relief or financial  reinsurance,  which have come under  scrutiny by many state  insurance  departments.  The payment of cash dividends  to  shareholders  is  not  legally  restricted.  However,  the  state insurance  department  regulates  insurance  company dividend payments where the company is  domiciled.  No dividends  were paid to  shareholders  in 2005 or the first six months of 2006.

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

Accounting Developments

The Financial  Accounting  Standards  Board ("FASB")  issued  Statement No. 155,
Accounting  for Certain  Hybrid  Financial  Instruments  - An  amendment of FASB
Statements  No. 133 and 140. The statement  improves the financial  reporting by eliminating the exemption from applying Statement 133 to interest in securitized financial  assets  so that  similar  instruments  are  accounted  for  similarly regardless  of the form of the  instrument.  The  statement is effective for all financial  instruments  acquired or issued  after the  beginning  of an entity's first fiscal year that begins after September 15, 2006. The Company will account for all qualifying financial  instruments in accordance with the requirements of
Statement No. 155, should this apply.

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
156, should this apply.

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

Interest rate risk

The  Company's  exposure to interest  rate changes  results  from a  significant holding of fixed maturity  investments and mortgage loans on real estate, all of which  comprised  approximately  68% of the investment  portfolio as of June 30,
2006.  These  investments are mainly exposed to changes in treasury  rates.  The fixed maturities investments include U.S. government bonds, securities issued by government agencies,  mortgage-backed  bonds and corporate bonds.  Approximately
78% of the fixed maturities owned at June 30, 2006 are instruments of the United
States  government  or  are  backed  by  U.S.  government  agencies  or  private corporations  carrying  the  implied  full faith and credit  backing of the U.S.
government.

To manage interest rate risk, the Company performs periodic projections of asset
and  liability  cash  flows  to  evaluate  the  potential   sensitivity  of  the
investments and liabilities.  Management assesses interest rate sensitivity with
respect  to  the   available-for-sale   fixed   maturities   investments   using
hypothetical  test  scenarios  that assume either  upward or downward  100-basis point shifts in the prevailing  interest rates.  The following  tables set forth the  potential  amount of  unrealized  gains  (losses)  that  could be caused by
100-basis  point  upward and  downward  shifts on the  available-for-sale  fixed maturities investments as of June 30, 2006:

        Decreases in Interest Rates                                               Increases in Interest Rates

                200 Basis             100 Basis         100 Basis          200 Basis              300 Basis
                 Points                Points            Points             Points                 Points
        ----------------------- ------------------ ----------------- ---------------------- -----------------------
               $ 4,986,000           $ 946,000        $ (9,710,000)     $ (14,810,000)         $ (19,757,000)
        ----------------------- ------------------ ----------------- ---------------------- -----------------------

While the test scenario is for  illustrative  purposes only and does not reflect
our  expectations   regarding  future  interest  rates  or  the  performance  of fixed-income  markets,  it is a near-term  change that illustrates the potential impact of such events. Due to the composition of the Company's book of insurance business,  management  believes it is unlikely that the Company would  encounter large  surrender  activity due to an interest rate increase that would force the disposal of fixed maturities at a loss.

There are no fixed maturities or other investment that management  classifies as trading  instruments.  At June 30,  2006 and  December 31,  2005,  there were no investments in derivative instruments.

The Company had no long-term debt, capital lease obligations, material operating lease obligations or purchase obligations outstanding as of June 30, 2006.

Future policy  benefits  reflected as  liabilities of the Company on its balance sheet as of June 30,  2006,  represent  actuarial  estimates of  liabilities  of future  policy  obligations  such as  expected  death  claims  on the  insurance policies in force as of the financial reporting date. Due to the nature of these liabilities,  maturity is event dependent and therefore,  these liabilities have been classified as having an indeterminate maturity.

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

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual  Meeting of  Shareholders  held on June 21,  2006,  the  following matters were submitted to the shareholders of UTG and voted on as indicated:

1.   To elect ten  directors  to serve  for a term of one year and  until  their successors are elected and qualified:

                      DIRECTOR                 FOR           WITHHELD         AGAINST

             --------------------------- --------------- ---------------- ---------------
             John S. Albin                     2,928,196            8,787             222
             --------------------------- --------------- ---------------- ---------------
             Randall L. Attkisson              2,914,118            8,787          14,300
             --------------------------- --------------- ---------------- ---------------
             Joseph A. Brinck II               2,928,418            8,787               0
             --------------------------- --------------- ---------------- ---------------
             Jesse T. Correll                  2,913,264            8,787          15,154
             --------------------------- --------------- ---------------- ---------------
             Ward F. Correll                   2,914,052            8,787          14,366
             --------------------------- --------------- ---------------- ---------------
             Thomas F. Darden II               2,928,298            8,787             120
             --------------------------- --------------- ---------------- ---------------
             Howard L. Dayton Jr               2,927,962            8,787             456
             --------------------------- --------------- ---------------- ---------------
             Peter L Ochs                      2,928,046            8,787             372
             --------------------------- --------------- ---------------- ---------------
             William W. Perry                  2,927,798            8,787             620
             --------------------------- --------------- ---------------- ---------------
             James P. Rousey                   2,914,418            8,787          14,000
             --------------------------- --------------- ---------------- ---------------

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

     12. REPORTS ON FORM 8-K

On June 21,  2006, UTG filed a report on Form 8-K regarding Item 1.01 Entry into a Material Definitive  Agreement.  The information reported in the 8-K discussed an agreement  entered into by two  subsidiaries  of UTG, Inc.  (the  "Company"),
Hampshire Plaza, LLC and Hampshire Plaza Garage, LLC for the sale of real estate owned by the  subsidiaries.  The real  estate is being  sold for an agreed  upon total sales price of $ 25,500,000.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                   UTG, INC.
                                  (Registrant)

Date:   August 8, 2006                          By  /s/ Randall L. Attkisson

                                                    Randall L. Attkisson
                                                    President, Chief Operating Officer
                                                       and Director

Date:   August 8, 2006                          By  /s/ Theodore C. Miller

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