Form 10-Q
period 2006-09-30
UTG INC
filed 2006-11-13
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission File No. 0-16867

UTG, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	20-2907892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5250 SOUTH SIXTH STREET
P.O. BOX 5147
SPRINGFIELD, IL 62705
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (217) 241-6300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock as of October 31, 2006, was 3,850,352.

UTG, Inc. and Subsidiaries
(The “Company”)

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

UTG, Inc.
and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
ASSETS	2006	2005*

Investments:
Fixed maturities at amortized cost
(market $7,080,249 and $7,500,291)	$7,089,122	$7,513,064
Investments held for sale:
Fixed maturities, at market (cost $146,967,988 and $127,000,657)	145,132,845	125,075,626
Equity securities, at market (cost $15,220,777 and $15,098,815)	21,414,429	24,574,259
Mortgage loans on real estate at amortized cost	32,187,970	36,781,293
Investment real estate, at cost, net of accumulated depreciation	36,738,001	42,587,982
Policy loans	12,087,462	12,644,838
Short-term investments	44,948	42,116
	254,694,777	249,219,178

Cash and cash equivalents	7,920,294	12,204,087
Securities of affiliate	4,000,000	4,000,000
Accrued investment income	1,635,158	1,538,972
Reinsurance receivables:
Future policy benefits	31,637,313	31,908,738
Policy claims and other benefits	4,211,973	4,017,833
Cost of insurance acquired	8,499,031	10,554,447
Deferred policy acquisition costs	1,234,507	1,414,364
Property and equipment, net of accumulated depreciation	2,003,118	1,921,841
Income taxes receivable, current	87,053	150,447
Other assets	1,343,509	1,901,594
Total assets	$317,266,733	$318,831,501

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits	$235,108,189	$234,959,085
Policy claims and benefits payable	1,856,641	1,950,037
Other policyholder funds	969,860	1,217,857
Dividend and endowment accumulations	12,748,558	12,638,713
Deferred income taxes	9,028,636	8,100,615
Other liabilities	3,981,216	4,738,809
Total liabilities	263,693,100	263,605,116
Minority interests in consolidated subsidiaries	8,816,010	11,908,933

Shareholders' equity:
Common stock - no par value, stated value $.001 per share
Authorized 7,000,000 shares - 3,855,172 and 3,901,800 shares issued
after deducting treasury shares of 348,403 and 303,442	3,855	3,902
Additional paid-in capital	41,915,596	42,295,661
Accumulated deficit	(722,375)	(3,637,349)
Accumulated other comprehensive income	3,560,547	4,655,238
Total shareholders' equity	44,757,623	43,317,452
Total liabilities and shareholders' equity	$317,266,733	$318,831,501

* Balance sheet audited at December 31, 2005.
See accompanying notes.

UTG, Inc.
and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenues:

Premiums and policy fees	$3,669,591	$3,997,169	$11,986,191	$12,518,890
Reinsurance premiums and policy fees	(499,558)	(607,827)	(1,826,658)	(2,095,616)
Net investment income	2,434,510	2,587,341	7,777,387	7,377,305
Realized investment gains (losses), net	7,712,195	(903,396)	10,754,753	1,274,504
Other income	526,354	281,299	1,731,811	830,889
	13,843,092	5,354,586	30,423,484	19,905,972

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life	4,196,385	4,737,004	15,697,715	13,241,084
Reinsurance benefits and claims	(442,210)	(448,984)	(1,564,895)	(1,118,686)
Annuity	305,101	273,958	809,263	792,209
Dividends to policyholders	221,532	207,974	697,221	724,901
Commissions and amortization of deferred
policy acquisition costs	31,948	(58,377)	8,456	(116,821)
Amortization of cost of insurance acquired	797,932	633,306	2,055,416	1,562,162
Operating expenses	1,848,120	1,309,983	4,958,154	4,189,547
Interest expense	0	1,602	0	1,615
	6,958,808	6,656,466	22,661,330	19,276,011

Gain (loss) before income taxes, minority interest
and equity in earnings of investees	6,884,284	(1,301,880)	7,762,154	629,961

Income tax credit (expense)	(2,389,267)	93,900	(2,441,635)	(24,854)
Minority interest in (income) loss of
consolidated subsidiaries	(2,461,239)	(40,436)	(2,405,545)	(69,439)

Net income (loss)	$2,033,778	$(1,248,416)	$2,914,974	$535,668

Basic income (loss) per share from continuing
operations and net income (loss)	$0.53	$(0.32)	$0.75	$0.14

Diluted income (loss) per share from continuing
operations and net income (loss)	$0.53	$(0.32)	$0.75	$0.14

Basic weighted average shares outstanding	3,863,837	3,931,388	3,880,467	3,947,950

Diluted weighted average shares outstanding	3,863,837	3,931,388	3,880,467	3,947,950

See accompanying notes.

UTG, Inc.
and Subsidiaries
Consolidated Statement of Changes in
Shareholders' Equity and Comprehensive Income
For the nine months ended September 30, 2006 (Unaudited)

Common stock
Balance, beginning of year	$3,902
Issued during year	0
Retired common shares	0
Purchase treasury shares	(47)
Balance, end of period	3,855

Additional paid-in capital
Balance, beginning of year	42,295,661
Issued during year	0
Retired common shares	0
Purchase treasury shares	(380,065)
Balance, end of period	41,915,596

Accumulated deficit
Balance, beginning of year	(3,637,349)
Net income	2,914,974
Balance, end of period	(722,375)

Accumulated other comprehensive income
Balance, beginning of year	4,655,238
Other comprehensive income
Unrealized holding loss on securities net of
minority interest and reclassification adjustment	(1,094,691)
Comprehensive income
Balance, end of period	3,560,547

Total shareholders' equity, end of period	$44,757,623

Comprehensive income
Net gain	$2,914,974
Unrealized holding losses on securities
net of reclassification adjustment	(1,094,691)

Total comprehensive income	$1,820,283
See accompanying notes.

UTG, Inc.
and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2006	2005
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income	$2,914,974	$535,668
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Amortization/accretion of fixed maturities	317,364	500,567
Realized investment gains, net	(10,754,753)	(1,274,504)
Policy acquisition costs deferred	0	(21,000)
Amortization of deferred policy acquisition costs	179,857	240,424
Amortization of cost of insurance acquired	2,055,416	1,562,162
Depreciation	1,781,809	1,564,800
Minority interest	2,405,545	69,439
Change in accrued investment income	(96,186)	(47,077)
Change in reinsurance receivables	77,285	477,241
Change in policy liabilities and accruals	1,722,164	724,964
Charges for mortality and administration of
universal life and annuity products	(6,883,918)	(6,844,673)
Interest credited to account balances	3,899,950	3,979,380
Change in income taxes payable	2,082,194	1,563,107
Change in other assets and liabilities, net	(199,508)	(2,706,626)
Net cash provided by (used in) operating activities	(497,807)	323,872

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities held for sale	10,324,208	23,120,537
Fixed maturities matured	2,913,949	2,932,302
Equity securities	10,160,168	2,300,000
Mortgage loans	8,373,320	4,436,316
Real estate	20,824,219	216,052
Policy loans	2,604,057	2,531,059
Short-term	0	0
Total proceeds from investments sold and matured	55,199,921	35,536,266
Cost of investments acquired:
Fixed maturities held for sale	(30,589,280)	(6,260,171)
Fixed maturities	(2,506,647)	(493,359)
Equity securities	(6,453,468)	0
Mortgage loans	(3,779,997)	(25,406,670)
Real estate	(14,131,675)	(10,875,239)
Policy loans	(2,046,681)	(2,381,072)
Short-term	(338)	(1,434)
Total cost of investments acquired	(59,508,086)	(45,417,945)
Purchase of property and equipment	(277,069)	(23,433)
Net cash used in investing activities	(4,585,234)	(9,905,112)

Cash flows from financing activities:
Policyholder contract deposits	6,109,924	6,529,533
Policyholder contract withdrawals	(4,930,564)	(4,617,984)
Proceeds from line of credit	0	1,500,000
Purchase of treasury stock	(380,112)	(381,028)
Payments of principal on notes payable	0	(1,500,000)
Net cash provided by financing activities	799,248	1,530,521

Net decrease in cash and cash equivalents	(4,283,793)	(8,050,719)
Cash and cash equivalents at beginning of period	12,204,087	11,859,472
Cash and cash equivalents at end of period	$7,920,294	$3,808,753
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

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll. Mr. Correll holds a majority ownership of First Southern Funding LLC, a Kentucky corporation, (“FSF”) and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company that owns 100% of First Southern National Bank (“FSNB”), which operates in the State of Kentucky. Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates. At September 30, 2006, Mr. Correll owns or controls directly and indirectly approximately 68% of UTG’s outstanding stock.

At September 30, 2006, consolidated subsidiaries of UTG, Inc. were as depicted on the following organizational chart.

2.	INVESTMENTS

As of September 30, 2006 and December 31, 2005, fixed maturities and fixed maturities held for sale represented 60% and 53%, respectively, of total invested assets. As prescribed by the various state insurance department statutes and regulations, the insurance companies’ investment portfolio is required to be invested in investment grade securities to provide ample protection for policyholders. In light of these statutes and regulations, and the Company’s business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and other high quality low risk investments. As of September 30, 2006, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders’ equity. The investments held for sale are carried at market, with changes in market value directly charged to shareholders’ equity. To provide additional flexibility and liquidity, the Company has categorized almost all fixed maturity investments acquired since 2000 as available for sale.

3.	NOTES PAYABLE

At September 30, 2006 and December 31, 2005, the Company had no long-term debt outstanding.

On June 1, 2005, UG was extended a $ 3,300,000 line of credit from the FNBT. The LOC is for a one-year term and is renewed annually. The interest rate on the LOC is variable and indexed to be the lowest of the U.S. prime rates as published in the Wall Street Journal, with any interest rate adjustments to be made monthly. At September 30, 2006, the Company had no outstanding borrowings attributable to this LOC.

On April 1, 2002, UTG was extended a $ 5,000,000 line of credit from Southwest Bank of St. Louis. The LOC is for a one-year term and is renewed annually. As collateral for any draws under the line of credit, UTG pledged 100% of the common stock of its insurance subsidiary, UG. Borrowings under the LOC bear interest at the rate of .25% in excess of Southwest Bank of St. Louis’ prime rate. At September 30, 2006, the Company had no outstanding borrowings attributable to this LOC. During October, the LOC was terminated by the Company and the corresponding collateral was released by Southwest Bank of St. Louis.

During October 2006, the Company obtained a commitment for $ 5,000,000 line of credit from a non-related entity. The LOC is for a one-year term and is renewed annually. The interest rate on the LOC is variable and indexed to the 3 month LIBOR plus 180 basis points, with any interest rate adjustments to be made quarterly.

Also, during October 2006, the Company obtained a commitment for long-term financing from a non-related entity as part of the acquisition of Acap Corporation. See Note 5, Commitments and Contingencies, for additional information.

4.	CAPITAL STOCK TRANSACTIONS

A.	Employee and Director Stock Purchase Program

On March 26, 2002, the Board of Directors of UTG adopted, and on June 11, 2002, the shareholders of UTG approved, the United Trust Group, Inc. Employee and Director Stock Purchase Plan. The plan’s purpose is to encourage ownership of UTG stock by eligible directors and employees of UTG and its subsidiaries by providing them with an opportunity to invest in shares of UTG common stock. The plan is administered by the Board of Directors of UTG. A total of 400,000 shares of common stock may be purchased under the plan, subject to appropriate adjustment for stock dividends, stock splits or similar recapitalizations resulting in a change in shares of UTG. The plan is not intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

During 2005 and 2004, the Board of Directors of UTG approved offerings under the plan to qualified individuals. For the years ended December 31, 2005 and 2004, two individuals purchased 12,000 shares and four individuals purchased 14,440 shares of UTG common stock, respectively. Each participant under the plan executed a “stock restriction and buy-sell agreement”, which among other things provides UTG with a right of first refusal on any future sales of the shares acquired by the participant under this plan.

The purchase price of shares repurchased under the stock restriction and buy-sell agreement shall be computed, on a per share basis, equal to the sum of (i) the original purchase price paid to acquire such shares from UTG and (ii) the consolidated statutory net earnings (loss) per share of such shares during the period from the end of the month next preceding the month in which such shares were acquired pursuant to the plan, to the end of the month next preceding the month in which the sale of such shares to UTG occurs. At September 30, 2006, UTG had 101,877 shares outstanding that were issued under this program with a value of $ 13.83 per share pursuant to the above formula.

B.	Stock Repurchase Program

In 2001 and 2004, the Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of up to a total of $ 2 million of UTG's common stock. On April 18, 2006, an additional $ 1 million, for a total of $ 3 million, was authorized for repurchasing shares at the Company’s option. Repurchased shares are available for future issuance for general corporate purposes. Through October 31, 2006, UTG has spent $ 2,400,107 in the acquisition of 327,723 shares under this program.

C.	Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period, retroactively adjusted to give effect to all stock splits, in accordance with Statement of Financial Accounting Standards No. 128. At September 30, 2006, diluted earnings per share were the same as basic earnings per share since the UTG had no dilutive financial instruments outstanding.

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

On June 10, 2002 UTG and Fiserv formed an alliance between their respective organizations to provide third party administration (TPA) services to insurance companies seeking business process outsourcing solutions. Fiserv is responsible for the marketing and sales function for the alliance, as well as providing the operations processing service for the Company. The Company staffs the administration effort. To facilitate the alliance, the Company has converted its existing business and TPA clients to “ID3”, a software system owned by Fiserv to administer an array of life, health and annuity products in the insurance industry. Fiserv is a unit of Fiserv, Inc. (Nasdaq: FISV) which is an independent, full-service provider of integrated data processing and information management systems to the financial industry, headquartered in Brookfield, Wisconsin. Also as part of this alliance, a liability exists which is contingent on the completion of future TPA arrangements. The balance remaining of this contingent liability was $ 115,000 on September 30, 2006.

Also during June 2002, the Company entered into a five-year contract with Fiserv for services related to its purchase of the “ID3” software system. Under the contract, the Company was required to pay a minimum of $ 12,000 per month in software maintenance costs and $ 5,000 per month in offsite data center costs for a five-year period from the date of the signing. The contract was amended in May 2006 for an additional five year period beginning on the amendment date. Under the amended contract, the Company is required to pay $ 8,333 per month in software maintenance costs and a minimum of $ 14,058 for production processing fees. The production processing fees are increased if the number of policies administered on the ID3 software system exceed the agreement levels.

As of September 30, 2006, the Company had several mortgage loans outstanding with committed balances available to the borrower. These funds have not been advanced to the borrower. These commitments are available to the borrower until the maturity of the loan or exhausted. The total amount committed to these borrowers was $ 2,900,000.

In the normal course of business the Company is involved from time to time in various legal actions and other state and federal proceedings. There were no legal proceedings pending or threatened as of September 30, 2006.

On August 7, 2006, the Company entered into a definitive Stock Purchase Agreement (the “Agreement”) with William F. Guest and John D. Cornett pursuant to which the Company has agreed to purchase a majority of the issued and outstanding common stock of Acap Corporation (“Acap”). Acap is a privately owned Delaware corporation which owns 100% of the issued and outstanding stock of American Capitol Insurance Company, a Texas life insurance company, which in turn owns 100% of the issued and outstanding stock of Texas Imperial Life Insurance Company and Imperial Plan, Inc.

At the closing of the Agreement, the Company will purchase from Messrs. Guest and Cornett a total of 1,492 shares of common stock of Acap for an aggregate purchase price of $ 14,279,932, and may purchase as many as an additional 352 shares from certain other shareholders, on the same terms (including price).

In addition, at the closing, the Company will enter into stock put option agreements under which certain individuals, who currently hold options to purchase Acap shares, will have the opportunity to sell to UTG up to 266 shares of common stock of Acap during the period ending December 16, 2007. The purchase price for shares under the stock put option agreements will be the same as under the Agreement.

The Company has also agreed to loan Acap the funds, approximately $ 3,339,000, required to retire certain indebtedness of Acap and to redeem all of Acap’s outstanding preferred stock at the closing of the Agreement.

Assuming the Company purchases all of the shares of Acap common stock that may be purchased under the Agreement and the stock put option agreements, the Company will acquire up to 72.8% of the outstanding shares of common stock of Acap, and the total cost of the transaction to the Company (including the loan to Acap for the payment of Acap indebtedness and redemption of Acap preferred stock) will be approximately $ 24 million, to be paid in cash. The acquisition will be funded through financing obtained from a non-related entity.

The transaction will require regulatory approval under the Texas insurance code. The Company has made a $200,000 earnest money payment to Mr. Guest, which the sellers may retain if they terminate the Agreement because the closing of the Agreement does not occur on December 8, 2006 as a result of the Company’s breach.

6.	OTHER CASH FLOW DISCLOSURE

On a cash basis, the Company paid $ 0 and $ 1,615 in interest expense during the first nine months of 2006 and 2005, respectively. The Company paid $ 524,896 and $ 1,755 in federal income tax during the first nine months of 2006 and 2005, respectively.

7.	CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial institutions that at times may exceed federally insured limits. The Company maintains its primary operating cash accounts with First Southern National Bank, an affiliate of UTG, and its largest shareholder, Chairman and CEO, Jesse Correll. The Company holds approximately $ 2,100,000 for which there are no pledges or guarantees outside FDIC insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

8.	COMPREHENSIVE INCOME

		Tax
	Before-Tax	(Expense)	Net of Tax
September 30, 2006	Amount	or Benefit	Amount

Unrealized holding gain during
Period	$(17,985,169)	$6,294,809	$ (11,690,360)
Less: reclassification adjustment for gains realized in net income	16,301,029	(5,705,360)	10,595,669
Net unrealized gain	(1,684,140)	589,449	(1,094,691)
Other comprehensive income	$ (1,684,140)	$589,449	$ (1,094,691)

9.	NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments - An amendment of FASB Statements No. 133 and 140. The statement improves the financial reporting by eliminating the exemption from applying Statement 133 to interest in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instrument. The statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will account for all qualifying financial instruments in accordance with the requirements of Statement No. 155, should this apply.

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

The FASB also issued Statement No. 157, Fair Value Measurements. The statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement does not require any new fair value measurements; however applies under other pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adjust all fair value measurements in accordance with the requirements of Statement No. 157, should this apply.

The FASB also issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). The statement requires that an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan, the component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as current costs, and disclose additional information in the notes regarding certain effects on net periodic benefit costs for the next fiscal year. The statement is effective for fiscal years ending after December 15, 2006. The adoption of Statement 158 does not currently affect the Company’s financial position or results of operations, since the Company does not have any defined benefit pension plans.

10.	SUBSEQUENT EVENT

On October 2, 2006, UTG, Inc.’s 100% owned subsidiary, Universal Guaranty Life Insurance Company (“UG”), entered into a Real Estate Purchase and Sale Agreement for the sale of real estate currently owned. The sale is expected to close by May 31, 2007 and is contingent upon buyer’s inspection period.

UG is a 100% owned subsidiary of UTG, Inc., which owns for investment purposes, a property consisting of a 107,602 square foot, four-story building and 6,897 square foot attached supporting services building, totaling 114,499 square feet, in Springfield, Illinois.

The total sale price of the property is $ 3,300,000, with $ 100,000 earnest money due within five days of the execution of the real estate purchase and sale agreement and the balance paid at the closing of the sale. Beginning October 2, 2006 and continuing for two hundred and ten days thereafter, an inspection period commences which allows the buyer to inspect the property and conduct feasibility studies to determine if the property is suitable for the buyer’s intended use. If the buyer terminates the agreement during the first thirty days of the inspection period, the earnest money is refunded to the buyer. If the agreement is terminated after thirty days, but before the one hundred and twenty-one days, half of the earnest money is refunded to the buyer. If the buyer terminates the agreement after one hundred and twenty days, the sum total of the earnest money shall be paid to the Company.

Should the sale be consummated, the Company will record a realized gain, net of taxes, of approximately $ 2,100,000, or $ 0.54 per common share outstanding as of September 30, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated financial condition, changes in financial position and results of operations for the three months and nine months ended September 30, 2006, as compared to the same period of 2005, of UTG and its subsidiaries. This discussion and analysis supplements Management’s Discussion and Analysis in Form 10-K for the year ended December 31, 2005, and should be read in conjunction with the interim financial statements and notes that appear elsewhere in this report. The Company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of UTG and its subsidiaries at September 30, 2006.

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

We believe that these policies were applied in a consistent manner during the first nine months of 2006.

Results of Operations

(a)	Revenues

The Company experienced a nominal decrease in premiums and policy fee revenues, net of reinsurance premiums and policy fees, when comparing the first nine months of 2006 to the same period in 2005. The Company currently writes a nominal amount of new business. Unless the Company acquires a block of in-force business or significantly increases its marketing, management expects premium revenue to continue to decline at a similar rate, which is consistent with prior experience. The revenue associated with premiums and policy fees decreased approximately $ 219,000, or 6.5%, for the three month period ended September 30, 2006, compared to the same period of 2005. This decrease is based mainly on the timing of premium receipts and reinsurance premiums paid.

The Company’s primary source of new business production comes from the conservation effort implemented several years ago. This effort was an attempt to improve the persistency rate of the insurance company’s policies. Several of the customer service representatives of the Company are also licensed insurance agents, allowing them to offer other products within the Company’s portfolio to existing customers. Additionally, stronger efforts have been made in policy retention through more personal contact with the customer including telephone calls to discuss alternatives and reasons for a customer’s request to surrender their policy. Previously, the Company’s agency force was primarily responsible for conservation efforts. With the decline in the number of agents, their ability to reach these customers diminished, making conservation efforts difficult. The conservation efforts described above have been generally positive. Management will continue to monitor these efforts and make adjustments as seen appropriate to enhance the future success of the program. In 2003, the Company replaced its original universal life product with a new universal life contract referred to as “the Legacy”. This product was designed for use with several distribution channels including the Company’s own internal agents, bank agent/employees and through personally producing general agents “PPGA”. In addition, the Company has introduced other new and updated products in recent periods including the Horizon Annuity and Kid Kare (a single premium, child term policy). The Company is currently working on development of a level term and decreasing term product. Management has no current plans to increase marketing efforts. New product development is anticipated to be utilized in conservation efforts and sales to existing customers. Such sales are not expected to be material in the foreseeable future.

The Company has considered the feasibility of a marketing opportunity with First Southern National Bank (FSNB) an affiliate of UTG’s largest shareholder, Chairman and CEO, Mr. Jesse T. Correll. Management has considered various products including annuity type products, mortgage protection products and existing insurance products, as potential products that could be marketed to banking customers. This marketing opportunity has potential and is believed to be a viable niche. This potential is in the very early states of consideration. Management will proceed cautiously and may even determine not to proceed. The introduction of new products is not expected to produce significant premium writings. The Company is currently looking at other types of products to compliment the existing offerings.

Net investment income increased 5% when comparing the first nine months of 2006 to the same period in 2005. While there has been a significant increase in the national prime rate during the last several months, from 4.00% to 8.25%, this has not been the only factor in the stability of the Company’s overall net investment income. Interest rates on long-term bonds available in the marketplace have not increased as significantly as prevailing bank prime rates. During 2004, management began to lengthen the Company’s portfolio while maintaining a conservative investment philosophy. During 2005, management continued to lengthen the life of the bond portfolio and monitor interest and extension risk. Although this temporarily impacted investment earnings in the short run, the Company has not had to write off any investment losses due to excessive risk. Net investment income for the third quarter of 2006 reflected a decrease of 6% over the same period of 2005. The impact of the Company’s stable mortgage loan portfolio and rising interest rates are the primary causes of the increase.

Also in response to the interest rate environment in the bond market, the Company has increased its investment in mortgage loans. The balance of mortgage loan investments increased from approximately $ 20,722,000 at December 31, 2004 to $ 36,781,000 at December 31, 2005. This has allowed the Company to obtain higher yields than available in the bond market, lengthen the overall portfolio average life and still maintain a conservative investment portfolio. The mortgage loan inventory has decreased $4,593,000, or 12%, during the first nine months of 2006. This decrease is the result of principal payments being made on existing loans and fewer loan opportunities to invest. The loans currently held have an average loan to value rate of 50% and an average yield of 6.97%.

The Company's investments are generally managed to match related insurance and policyholder liabilities. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads, ranging from 1% to 2%. The Company has lowered all rate-adjustable products to their guaranteed minimums. The guaranteed minimum crediting rates on these products range from 3% to 5.5%. If investment yields decline, the Company won’t be able to lower rates, and both net investment income and net income will be impacted negatively.

The Company realized investment gains of $ 10,754,753 in the first nine months of 2006 compared to net realized investment gains of $ 1,274,504 for the same period in 2005. The net realized gains in 2006 are primarily comprised of a gain from the sale of investment real estate owned by two subsidiaries of the Company. The real estate was sold for the agreed upon total sales price of $ 25,500,000. The Company recognized a realized gain of approximately $ 7,768,000. In addition, the Company had net realized gains from the disposal of certain equity securities. The net realized gains in 2005 were primarily the result of the sale of 2,216,776 shares of common stock owned of BNL Financial Corporation (“BNL”). These shares represented approximately 10.57% of the then current outstanding shares of BNL and represent all shares owned by UG. The shares were reacquired by the issuing entity for an agreed upon sales price of $ 2,300,000.

Other income increased when comparing the first nine months of 2006 to the same period in 2005. The majority of the revenue in this line item comes from the Company performing administrative work as a third party administrator (“TPA”) for unaffiliated life insurance companies, and as such, receives monthly fees based on policy in force counts and certain other activity indicators such as number of premium collections performed. During the first nine months of 2006 and 2005, the Company received $ 1,344,412 and $ 693,818 respectively, for this work. These TPA revenue fees are included in the line item “other income” on the Company’s consolidated statements of operations. The Company began providing additional administrative services for this insurance provider during the fourth quarter of 2005 that increased the annual revenue for TPA services. These revenues are reflected in the second quarter of 2006.

The Company intends to pursue other TPA arrangements through its alliance with Fiserv Life Insurance Solutions (Fiserv LIS), to provide TPA services to insurance companies seeking business process outsourcing solutions. Fiserv LIS is responsible for the marketing and sales function for the alliance, as well as providing the data center operations. UTG will staff the administration effort. Management believes this alliance with Fiserv LIS positions the Company to generate additional revenues by utilizing the Company’s current excess capacity, administrative services, and implementation of the new Fiserv LIS “ID3” software system. In addition, due to ongoing regulatory changes and the fact the Company is repositioning itself for future growth; the Company believes implementation of the “ID3” software system is critical in order to proceed in the Company’s new direction of TPA services. Fiserv LIS is a unit of Fiserv, Inc. (Nasdaq: FISV) which is an independent, full-service provider of integrated data processing and information management systems to the financial industry, headquartered in Brookfield, Wisconsin.

(b)	Expenses

Life benefits, claims and settlement expenses net of reinsurance benefits and claims, increased 15% in the first nine months of 2006 compared to the same period in 2005. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management. Overall, reserves continue to increase on in-force policies as the age of the insured increases. The life benefits, claims and settlement expenses, net of reinsurance benefits and claims, decreased $ 489,000 or 10% when comparing the third quarter of 2006 to the same period of 2005.

Commissions and amortization of deferred policy acquisition costs remained consistent for the first nine months of 2006 compared to the same period in 2005. The most significant factor to consider is the Company pays fewer commissions, since the company writes very little new business and renewal premiums on existing business continue to decline. Commissions paid will continue to decline as terminated agents discontinue their association with the Company. Depending upon the nature of the contract that the agent has with the Company, the agent may become vested; a process which allows them to continue to receive commissions for a certain period even after the agent has discontinued his association with the Company. Over time, fewer and fewer agents have remained vested, further reducing the commissions payable by the Company. Another factor of the decrease is attributable to normal amortization of the deferred policy acquisition costs asset. The Company reviews the recoverability of the asset based on current trends and known events compared to the assumptions used in the establishment of the original asset. No impairments were recorded in either of the periods reported.

Operating expenses increased 18% the first nine months of 2006 compared to the same period in 2005. The increase in expenses is due primarily to additional costs related to the pending acquisition and improvements in internal security. In addition, the Company experienced an increase in information technology costs, depreciation and equipment maintenance costs. The Company continues to monitor expenditures looking for savings opportunities. Operating expenses increased 41% when comparing the third quarter of 2006 to the same period of 2005. The primary reason for this fluctuation is consistent with the year to date results; however, the timing of expense is a contributing factor to this variation.

The Company continues to complete the necessary documentation and development of appropriate internal controls to comply with the Sarbanes-Oxley Act of 2002. In addition, the Company has incurred costs associated with the performance of a Statement on Auditing Standard No. 70 (SAS 70) review related to our third party insurance administration services provided to our clients. These projects place a strong emphasis on the design, operation and documentation of controls within our organization. Costs associated with the completion of these two projects impact our current and future operating expenses.

(c)	Net income

The Company had a net gain of $ 2,914,974 in the first nine months of 2006 compared to a net gain of $ 535,668 for the same period in 2005. The net gain in 2006 was mainly attributable to the sale of real estate and certain equity securities and increased TPA revenues while the net gain in 2005 was mainly attributable to the gain from the sale of certain common stock during the second quarter of 2005. The Company had a net gain of $ 2,033,778 in the third quarter of 2006, compared to a loss of $ (1,248,416) in the same period of 2005. As previously discussed, the Company sold real estate and common stock in 2006 which was the primary difference between the periods.

Financial Condition

Total shareholders’ equity increased approximately $ 1,440,000 as of September 30, 2006 compared to December 31, 2005. In addition to the current quarter gain, the increase is offset by a decrease in market value of the debt and equity investments of $ 1,095,000, net of deferred taxes, that was included in the accumulated other comprehensive income. In addition, the Company purchased treasury shares in the amount of $ 380,000, which decreased shareholders’ equity.

Investments represent approximately 80% and 78% of total assets at September 30, 2006 and December 31, 2005, respectively. Accordingly, investments are the largest asset group of the Company. The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments that it is permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, the majority of the Company’s investment portfolio is invested in high quality, low risk investments.

As of September 30, 2006, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities it may sell and classified them as "investments held for sale". Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity. To provide additional flexibility and liquidity, the Company has categorized almost all fixed maturity investments acquired since 2000 as available for sale.

Liquidity and Capital Resources

The Company has two principal needs for cash - the insurance company's contractual obligations to policyholders and the payment of operating expenses. Cash and cash equivalents as a percentage of total assets were approximately 2% and 4% as of September 30, 2006, and December 31, 2005, respectively. Fixed maturities as a percentage of total assets were approximately 48% and 42% as of September 30, 2006 and December 31, 2005, respectively.

Net cash provided by (used in) operating activities was $ (497,807) and $ 323,872 for the nine months ending September 30, 2006 and 2005, respectively.

Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments. Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.

Premiums received have shown a steady decline historically, as the Company has not actively marketed new products in several years. Sources of operating revenues increased approximately $ 10,518,000 in 2006 compared to 2005, with investment gains representing almost all of the increase. See discussion under results of operations - revenues for a more detailed discussion of the changes in premiums and investment income.

Cash payments for death claims represent the largest component of uses of cash within policy benefits. The decline in operating cash sources has historically been offset by declines in policy benefits payments. Uses of operating cash flows increased approximately $ 3,385,000 in 2006 compared to 2005. This increase is the result of policy benefit payments. See discussion under results of operations - expenses for a more detailed discussion of changes in operating expenses and policy benefits.

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

Net cash used in investing activities was $ (4,585,234) and $ (9,905,112) for the nine-month periods ending September 30, 2006 and 2005, respectively. The most significant aspect of cash provided by (used in) investing activities is the fixed maturity transactions. The Company had fixed maturities in the amount of $ 10,324,208 and $ 23,120,537 that sold and matured in the first nine months of 2006 and 2005, respectively. This is in addition to the $ 2,913,949 and $ 2,932,302 of the held to maturity securities that matured in the first nine months of 2006 and 2005, respectively. In addition, the Company purchased $ 33,095,927 and $ 6,753,530 of fixed maturities in 2006 and 2005, respectively. Also, the investment in mortgage loans decreased from $ 20,970,354 in the first nine months of 2005 to $ (4,593,323) in the same period of 2006.

Net cash provided by financing activities was $ 799,248 and $ 1,530,521 for the nine month periods ending September 30, 2006 and 2005, respectively. Policyholder contract deposits decreased 6% in the first nine months of 2006 compared to the same period in 2005. Policyholder contract withdrawals increased 7% in the first nine months of 2006 compared to the same period in 2005.

At September 30, 2006 and 2005, the Company had no short-term debt outstanding.

On August 7, 2006, the Company entered into a definitive Stock Purchase Agreement to purchase a majority of the issued and outstanding common stock of Acap Corporation (Acap). Based on the agreement, the Company will purchase 1,492 shares of common stock of Acap for $ 14,279,932, and may purchase as many as an additional 352 shares from certain other shareholders, on the same terms. The Company expects to incur approximately $ 18,000,000 in new long-term debt. In addition, the Company will utilize $ 5,000,000 of its available cash balances to complete the transaction. The business in-force in Acap is very similar to policies currently owned by the Company and would be consistent with our current operations. The debt will be repaid through dividends received from its insurance subsidiaries, based on future operating results.

UTG is a holding company that has no day-to-day operations of its own. Funds required to meet its expenses, generally costs associated with maintaining the company in good standing with states in which it does business, are primarily provided by its subsidiaries. On a parent only basis, UTG's cash flow is dependent on management fees received from its subsidiaries and earnings received on cash balances. At September 30, 2006, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. The Company's insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments. The payment of cash dividends to shareholders is not legally restricted. However, the state insurance department regulates insurance company dividend payments where the company is domiciled. No dividends were paid to shareholders in 2005 or the first nine months of 2006.

UG is an Ohio domiciled insurance company, which requires five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus. At December 31, 2005, UG’s total statutory capital and surplus amounted to $ 25,645,716. At December 31, 2005, UG had a statutory gain from operations of $ 5,113,557. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.

Management believes the overall sources of liquidity available will be sufficient to satisfy the Company’s financial obligations.

Accounting Developments

The Financial Accounting Standards Board (“FASB”) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments - An amendment of FASB Statements No. 133 and 140. The statement improves the financial reporting by eliminating the exemption from applying Statement 133 to interest in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instrument. The statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will account for all qualifying financial instruments in accordance with the requirements of Statement No. 155, should this apply.

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

The FASB also issued Statement No. 157, Fair Value Measurements. The statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement does not require any new fair value measurements; however applies under other pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adjust all fair value measurements in accordance with the requirements of Statement No. 157, should this apply.

The FASB also issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). The statement requires that an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan, the component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as current costs, and disclose additional information in the notes regarding certain effects on net periodic benefit costs for the next fiscal year. The statement is effective for fiscal years ending after December 15, 2006. The adoption of Statement 158 does not currently affect the Company’s financial position or results of operations, since the Company does not have any defined benefit pension plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk relates, broadly, to changes in the value of financial instruments that arise from adverse movements in interest rates, equity prices and foreign exchange rates. The Company is exposed principally to changes in interest rates, which affect the market prices of its fixed maturities available for sale and its variable rate debt outstanding. The Company’s exposure to equity prices and foreign currency exchange rates is immaterial. The information presented below is in U.S. dollars, the Company’s reporting currency.

Interest rate risk

The Company’s exposure to interest rate changes results from a significant holding of fixed maturity investments and mortgage loans on real estate, all of which comprised approximately 72% of the investment portfolio as of September 30, 2006. These investments are mainly exposed to changes in treasury rates. The fixed maturities investments include U.S. government bonds, securities issued by government agencies, mortgage-backed bonds and corporate bonds. Approximately 81% of the fixed maturities owned at September 30, 2006 are instruments of the United States government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government.

To manage interest rate risk, the Company performs periodic projections of asset and liability cash flows to evaluate the potential sensitivity of the investments and liabilities. Management assesses interest rate sensitivity with respect to the available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward 100-basis point shifts in the prevailing interest rates. The following tables set forth the potential amount of unrealized gains (losses) that could be caused by 100-basis point upward and downward shifts on the available-for-sale fixed maturities investments as of September 30, 2006:

Decreases in Interest Rates		Increases in Interest Rates
200 Basis Points	100 Basis Points	100 Basis Points	200 Basis Points	300 Basis Points
$ 7,262,000	$ 3,356,000	$ (9,306,000)	$ (15,472,000)	$ (21,329,000)

While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term change that illustrates the potential impact of such events. Due to the composition of the Company’s book of insurance business, management believes it is unlikely that the Company would encounter large surrender activity due to an interest rate increase that would force the disposal of fixed maturities at a loss.

There are no fixed maturities or other investment that management classifies as trading instruments. At September 30, 2006 and December 31, 2005, there were no investments in derivative instruments.

The Company had no long-term debt, capital lease obligations, material operating lease obligations or purchase obligations outstanding as of September 30, 2006.

Future policy benefits reflected as liabilities of the Company on its balance sheet as of September 30, 2006, represent actuarial estimates of liabilities of future policy obligations such as expected death claims on the insurance policies in force as of the financial reporting date. Due to the nature of these liabilities, maturity is event dependent and therefore, these liabilities have been classified as having an indeterminate maturity.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

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

On August 8 2006, UTG filed a report on Form 8-K regarding Item 1.01 Entry into a Material Definitive Agreement. The information reported in the 8-K discussed a Definitive Stock Purchase Agreement the Company entered into with William F. Guest and John D. Cornett to acquire approximately 63.6% of the issued and outstanding common stock of Acap Corporation (“Acap”) at a total purchase price of $17,964,248. Acap is a privately owned Delaware corporation which owns 100% of the issued and outstanding stock of American Capitol Insurance Company, a Texas domiciled life insurance company, which in turn owns 100% of the issued and outstanding stock of Texas Imperial Life Insurance Company, a Texas domiciled life insurance company and Imperial Plan, Inc., a Texas corporation.

On August 14, 2006, UTG filed a report on Form 8-K regarding Item 1.01 Entry into a Material Definitive Agreement. The information reported in the 8-K discussed an agreement entered into by two subsidiaries of UTG, Inc. (the “Company”), Hampshire Plaza, LLC and Hampshire Plaza Garage, LLC for the sale of real estate owned by the subsidiaries. The real estate was sold for an agreed upon total sales price of $ 25,500,000.

On September 6, 2006, UTG filed a report on Form 8-K regarding Item 1.01 Entry into a Material Definitive Agreement. The information reported on the 8-K discussed an agreement to an amendment to the definitive Stock Purchase Agreement dated August 7, 2006, whereby UTG, Inc. agreed to purchase a majority of the issued and outstanding common stock of Acap Corporation.

On September 25, 2006, UTG filed a report on Form 8-K regarding Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers. On and effective September 20, 2006, the Board of Directors of UTG, Inc. ("UTG") elected James P. Rousey, age 48, as President of UTG and subsidiaries. In connection with Mr. Rousey’s election as President of UTG, Randall L. Attkisson resigned such position on and effective September 20, 2006. Mr. Attkisson remains a Director and Chief Operating Officer of UTG.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTG, INC.
(Registrant)

Date: November 10, 2006	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date: November 10, 2006	By	/s/ Theodore C. Miller
Theodore C. Miller
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 302

31.2	Certification of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 302

32.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to 18 U.S.C. Section 1350

32.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to 18 U.S.C. Section 1350