Form 10-K
period 2006-12-31
UTG INC
filed 2007-03-29
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
      [X]                                                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Yes [  ]  No [X]

As of June 30, 2006, shares of the Registrant’s common stock held by non-affiliates (based upon the price of the last sale of $ 8.50 per share), had an aggregate market value of approximately $ 10,272,894.

At March 1, 2007 the Registrant had 3,862,743 outstanding shares of Common Stock, stated value $ .001 per share.

DOCUMENTS INCORPORATED BY REFERENCE:  None

UTG, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2006

ITEM 5... MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND
          ISSUER PURCHASES OF EQUITY SECURITIES.......................................................................................................... 19
ITEM 6... SELECTED FINANCIAL DATA...................................................................................................................................... 21
ITEM 7... MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF     OPERATIONS....................................................................................................................................................................21
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  .....................................................33
ITEM 8... FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................................................... 34
ITEM 9... CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

ITEM 12.. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND   MANAGEMENT AND RELATED

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

OVERVIEW

UTG, Inc. (the "Registrant" or “UTG”) was originally incorporated in 1984, under the name United Trust, Inc. under the laws of the State of Illinois, to serve as an insurance holding company.  The Registrant and its subsidiaries (the "Company") have only one significant industry segment - insurance.  The current name, UTG, Inc., and state of incorporation, Delaware, were adopted during 2005 through a merger transaction.  The Company's dominant business is individual life insurance, which includes the servicing of existing insurance business in force, the solicitation of new individual life insurance, the acquisition of other companies in the insurance business, and the administration processing of life insurance business for other entities.

At December 31, 2006, significant majority-owned subsidiaries of the Registrant were as depicted on the following organizational chart:

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC, a Kentucky corporation, (FSF) and First Southern Bancorp, Inc. (FSBI), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (FSNB).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At December 31, 2006, Mr. Correll owns or controls directly and indirectly approximately 68% of UTG’s outstanding stock.

UTG is a life insurance holding company.  The focus of UTG is the acquisition of other companies in similar lines of business and management of the insurance subsidiaries.  UTG has no activities outside the life insurance focus. UTG has a history of acquisitions and consolidation in which life insurance companies were involved.

UG is a wholly owned life insurance subsidiary of UTG domiciled in the State of Ohio, which operates in the individual life insurance business.  The primary focus of UG has been the servicing of existing insurance business in force.  In addition, UG provides insurance administrative services for other non-related entities.

ACAP is an insurance holding company that is 64% owned by UG.

AC is a wholly owned life insurance subsidiary of ACAP domiciled in the State of Texas, which operates in the individual life insurance business.  The primary focus of AC has been the servicing of existing insurance business in force.

TI is a wholly owned life insurance subsidiary of AC domiciled in the State of Texas, which operates in the individual life insurance business.  The primary focus of TI has been the servicing of existing insurance business in force with limited new business production.

REC is a wholly owned subsidiary of UTG, which was incorporated under the laws of the State of Delaware on June 1, 1971, as a securities broker dealer.  REC was established as an aid to life insurance sales.  Policyholders could have certain policy benefits such as annual dividends automatically transferred to a mutual fund if they elected.  REC acts as an agent for its customers by placing orders of mutual funds and variable annuity contracts, which are placed in the customers’ names.  The mutual fund shares and variable annuity accumulation units are held by the respective custodians.  The only financial involvement of REC is through receipt of commission (load).  REC functions at a minimum broker-dealer level.  It does not maintain any of its customer accounts nor receives customer funds directly.  Operating activity of REC accounted for approximately $ 19,000 of earnings in the current year.

NP is a wholly owned subsidiary of UG, which owns for investment purposes, various real estate properties including a shopping center in Somerset, Kentucky, approximately 14,000 acres of timberland in Kentucky, and a 50% partnership interest in an additional 11,000 acres of Kentucky timberland.  North Plaza has a total book value of approximately $ 10,630,000.  Operating activity of North Plaza accounted for approximately $ 77,000 of earnings in the current year.

HP is a 67% owned subsidiary of UG, which owned for investment purposes, a property consisting of a 254,228 square foot office tower, and 72,382 square foot attached retail plaza totaling 326,610 square feet along with an attached 349 space parking garage, in Manchester, New Hampshire.  During 2006, the entity sold its interest in the buildings and property for a gain of approximately $ 1,550,000.  Operating activity of Hampshire Plaza accounted for approximately $ 1,466,000 of earnings in the current year.

HPG is a 67% owned subsidiary of UG, which owned for investment purposes, a property consisting of a 578 space parking garage, in New Hampshire.  During 2006, the entity sold its interest in the property for a gain of approximately $ 6,218,000.  Operating activity of HP Garage accounted for approximately $ 6,230,000 of earnings in the current year.  The proceeds from the sale of the property were used to purchase real estate located in Midland, Texas.

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

In March 2005, UTG’s Board of Directors adopted a proposal to change the state of incorporation of UTG from Illinois to Delaware by merging UTG with and into a wholly-owned Delaware subsidiary (the “reincorporation merger”).  The reincorporation merger effected only a change in UTG’s legal domicile and certain other changes of a legal nature.  The Board of Directors submitted the reincorporation proposal to its shareholders for approval at the 2005 annual meeting of shareholders, which was approved subsequently and affected on July 1, 2005.

In December 2006, the Company completed an acquisition transaction whereby it acquired a controlling interest in Acap Corporation, which owns two life insurance subsidiaries.  The acquisition resulted in an increase of approximately $ 90,000,000 in invested assets, $ 160,000,000 in total assets and 200,000 additional policies to administer.  The administration of the acquired entities was moved to Springfield, Illinois during December 2006.  The Company believes this acquisition is a good fit with its existing administration and operations.  Significant expense savings are anticipated as a result of the combining of operations compared to costs of the two entities operating separately.

PRODUCTS

UG’s current product portfolio consists of a limited number of life insurance product offerings.  All of the products are individual life insurance products, with design variations from each other to provide choices to the customer.  These variations generally center around the length of the premium paying period, length of the coverage period and whether the product accumulates cash value or not.  The products are designed to be competitive in the marketplace.

UG offers a universal life policy referred to as the “Legacy” product.  This product was designed for use with several distribution channels including the Company’s own internal agents, bank agent/employees and through personally producing general agents “PPGA”.  This policy is issued for ages 0 – 65, in face amounts with a minimum of $ 25,000.  The Legacy product has a current declared interest rate of 4.0%, which is equal to its guaranteed rate.  After five years the guaranteed rate drops to 3.0%.  During the first five years the policy fee will be $ 6.00 per month on face amounts less than $ 50,000 and $ 5.00 per month for larger amounts.  After the first five years the Company may increase this rate but not more than $ 8.00 per month.  The policy has other loads that vary based upon issue age and risk classification. Partial withdrawals, subject to a minimum $ 500 cash surrender value and a $ 25 fee, are allowed once a year after the first duration.  Policy loans are available at 7.4% interest in advance.  The policy's accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan.  Surrender charges are based on a percentage of target premiums starting at 100% for years 1 and 2 then grading downward to zero in year 5.

Also available are a number of traditional whole life policies.  The Company’s “Ten Pay Whole Life” insurance product has a level face amount.  The level premium is payable for the first ten policy years.  This policy is available for issue ages 0-65, and has a minimum face amount of $10,000.  This policy can be used in conversion situations, where it is available up to age 75 and at a minimum face amount of $5,000.   There is no policy fee.

The “Preferred Whole Life” insurance product also has a level face amount and level premium, although the premiums are payable for life on this product.  Issue ages are 0-65 and the minimum face amount is $25,000.  There is no policy fee.  Unlike the Ten Pay, this product has several optional riders available: Accidental Death rider, Children’s Term Insurance rider, Terminal Illness rider and/or Waiver of Premium rider.

The “Tradition” is a fixed premium whole life insurance policy.  Premiums are level and payable for life.  Issue ages are 0-80.  The minimum face amount is the greater of $10,000 or the amount of coverage provided by a $100 annual premium.  There is a $30 policy fee.   This product has the same optional riders as the Preferred Whole Life, listed above.

Our newest product is called “Kid Kare”.  This is a single premium level term policy to age 21.   The product is sold in units, with one unit equal to a face amount of $5,000 for a single premium of $250.  The policy is issued from ages 0-15 and has conversion privileges at age 21.  There is no policy fee.

The “Horizon Annuity” completes our product portfolio.  This product is issued for ages 0-80.  The minimum annual premium in the first year is $2,000, with premiums being optional in all other years.  There is a maintenance fee of $18 beginning in the second policy year.  This fee is waived if the annuity value is at least $2,000.  This policy has a decreasing surrender charge for the first five years of the contract.

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

The Company has a variety of policies in force different from those being marketed.  Interest sensitive products, including universal life and excess interest whole life (“fixed premium UL”), account for 60% of the insurance in force.  Approximately 19% of the insurance in force is participating business, which represents policies under which the policy owner shares in the insurance company’s statutory divisible surplus.  The Company's average persistency rate for its policies in force for 2006 and 2005 has been 95.9% and 95.8%, respectively.

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

AC and TI market a small volume of final expense insurance and prearranged funeral service contracts in the State of Texas.  These policies are primarily written through independent funeral homes.

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

AC markets its products primarily in the state of Texas.  AC is licensed to sell life insurance in Alabama, Alaska, Arizona, Arkansas, California, Colorado, Delaware, District of Columbia, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Louisiana, Maine, Maryland, Michigan, Mississippi, Missouri, Montana, Nebraska, New Hampshire, New Mexico, North Dakota, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wyoming.

TI has 350 general agents.  TI markets its products in the state of Texas, which is the only state that it is licensed.

In 2006, approximately $ 14,529,000 of total direct premium was collected by UG.  Ohio accounted for 27%, Illinois accounted for 17%, and West Virginia accounted for 11% of total direct premiums collected.  No other state accounted for more than 5% of direct premiums collected.

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

The liabilities for traditional life insurance and accident and health insurance policy benefits are computed using a net level method.  These liabilities include assumptions as to investment yields, mortality, withdrawals, and other assumptions based on the life insurance subsidiary’s experience adjusted to reflect anticipated trends and to include provisions for possible unfavorable deviations.  The Company makes these assumptions at the time the contract is issued or, in the case of contracts acquired by purchase, at the purchase date.  Future policy benefits for individual life insurance and annuity policies are computed using interest rates ranging from 2% to 6% for life insurance and 3.0% to 9.25% for annuities.  Benefit reserves for traditional life insurance policies include certain deferred profits on limited-payment policies that are being recognized in income over the policy term.  Policy benefit claims are charged to expense in the period that the claims are incurred.  Current mortality rate assumptions are based on 1975-80 select and ultimate tables.  Withdrawal rate assumptions are based upon Linton B or Linton C, which are industry standard actuarial tables for forecasting assumed policy lapse rates.

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges.  Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances. Interest crediting rates for universal life and interest sensitive products range from 4.0% to 5.5% for the years ended December 31, 2006, 2005 and 2004.

REINSURANCE

As is customary in the insurance industry, the insurance subsidiaries cede insurance to, and assume insurance from, other insurance companies under reinsurance agreements.  Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk.  The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it.  However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies.  The Company sets a limit on the amount of insurance retained on the life of any one person.  The Company will not retain more than $ 125,000, including accidental death benefits, on any one life.  At December 31, 2006, the Company had gross insurance in force of $ 2.270 billion of which approximately $ 591 million was ceded to reinsurers.

The Company's reinsured business is ceded to numerous reinsurers.  The Company monitors the solvency of its reinsurers in seeking to minimize the risk of loss in the event of a failure by one of the parties.  The primary reinsurers of the Company are large, well capitalized entities.

Currently, UG is utilizing reinsurance agreements with Optimum Re Insurance Company, (Optimum) and Swiss Re Life and Health America Incorporated (SWISS RE).  Optimum and SWISS RE currently hold an “A-” (Excellent), and "A+" (Superior) rating, respectively, from A.M. Best, an industry rating company.  The reinsurance agreements were effective December 1, 1993, and covered most new business of UG.  The agreements are a yearly renewable term (YRT) treaty where the Company cedes amounts above its retention limit of $ 100,000 with a minimum cession of $ 25,000.

In addition to the above reinsurance agreements, UG entered into reinsurance agreements with Optimum Re Insurance Company (Optimum) during 2004 to provide reinsurance on new products released for sale in 2004.  The agreements are yearly renewable term (YRT) treaties where UG cedes amounts above its retention limit of $100,000 with a minimum cession of $25,000 as has been a practice for the last several years with its reinsurers.  Also, effective January 1, 2005, Optimum became the reinsurer of 100% of the accidental death benefits (ADB) in force of UG.  This coverage is renewable annually at the Company’s option.  Optimum specializes in reinsurance agreements with small to mid-size carriers such as UG.  Optimum currently holds an “A-” (Excellent) rating from A.M. Best.

UG entered into a coinsurance agreement with Park Avenue Life Insurance Company (PALIC) effective September 30, 1996.  Under the terms of the agreement, UG ceded to PALIC substantially all of its then in-force paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  PALIC and its ultimate parent  The Guardian Life Insurance Company of America (Guardian), currently holds an "A+" (Superior) rating from A.M. Best.  The PALIC agreement accounts for approximately 67% of UG’s reinsurance reserve credit, as of December 31, 2006.

On September 30, 1998, UG entered into a coinsurance agreement with The Independent Order of Vikings, an Illinois fraternal benefit society (IOV).  Under the terms of the agreement, UG agreed to assume, on a coinsurance basis, 25% of the reserves and liabilities arising from all in-force insurance contracts issued by the IOV to its members.  At December 31, 2006, the IOV insurance in-force assumed by UG was approximately $ 1,670,000, with reserves being held on that amount of approximately $ 391,000.

On June 1, 2000, UG assumed an already existing coinsurance agreement, dated January 1, 1992, between Lancaster Life Reinsurance Company (LLRC), an Arizona corporation and Investors Heritage Life Insurance Company (IHL), a corporation organized under the laws of the Commonwealth of Kentucky.  Under the terms of the agreement, LLRC agreed to assume from IHL a 90% quota share of new issues of credit life and accident and health policies that have been written on or after January 1, 1992 through various branches of the First Southern National Bank.  The maximum amount of credit life insurance that can be assumed on any one individual’s life is $ 15,000.  UG assumed all the rights and obligations formerly held by LLRC as the reinsurer in the agreement.  LLRC liquidated its charter immediately following the transfer.  At December 31, 2006, the IHL agreement has insurance in-force of approximately $ 2,308,000, with reserves being held on that amount of approximately $ 32,000.

At December 31, 1992, AC entered into a reinsurance agreement with Canada Life Assurance Company (“the Canada Life agreement”) that fully reinsured virtually all of its traditional life insurance policies.  The reinsurer’s obligations under the Canada Life agreement were secured by assets withheld by AC representing policy loans and deferred and uncollected premiums related to the reinsured policies.  AC continues to administer the reinsured policies, for which it receives an expense allowance from the reinsurer.  At December 31, 2006, the Canada Life agreement has insurance in-force of approximately $ 86,594,000, with reserves being held on that amount of approximately $ 42,409,000.

During 1997, AC acquired 100% of the policies in force of World Service Life Insurance Company through a combination of assumption reinsurance and coinsurance.  While 91.42% of the acquired policies are coinsured under the Canada Life agreement, AC did not coinsure the balance of the policies.  AC retains the administration of the reinsured policies, for which it receives an expense allowance from the reinsurer.  Canada Life currently holds an "A+" (Superior) rating from A.M. Best.

During 1998, American Capitol closed a coinsurance transaction with Universal Life Insurance Company (“Universal”). Pursuant to the coinsurance agreement, American Capitol coinsured 100% of the individual life insurance policies of Universal in force at January 1, 1998.  At December 31, 2006, the Universal agreement has insurance in-force of approximately $ 15,768,000, with reserves being held on that amount of approximately $ 5,251,000.

The treaty with Canada Life provides that AC is entitled to 85% of the profits (calculated pursuant to a formula contained in the treaty) beginning when the accumulated profits under the treaty reach a specified level.  As of December 31, 2006, there remains $2,247,998 in profits to be generated before AC is entitled to 85% of the profits.  Should future experience under the treaty match the experience of recent years, which cannot reliably be predicted to occur, the accumulated profits would reach the specified level towards the end of 2009.  However, regarding the uncertainty as to when the specified level may be reached, it should be noted that the experience has been erratic from year to year and the number of policies in force that are covered by the treaty diminishes each year.

All reinsurance for TI is with a single, unaffiliated reinsurer, Hannover Life Reassurance (Ireland) Limited ("Hannover"), secured by a trust account containing letters of credit totaling $1,009,981, granted in favor of TI.  TI administers the reinsurance policies, for which it receives an expense allowance from Hannover.  Hannover currently holds an “A” (Excellent) rating by A.M. Best.  At December 31, 2006, the Hannover agreement has insurance in-force of approximately $ 25,913,000, with reserves being held on that amount of approximately $ 502,000.

The Hannover treaty provides that TI may recapture the treaty without a charge to surplus under statutory accounting beginning when the accumulated profits (calculated pursuant to a formula contained in the treaty) reach a specified level.  As of December 31, 2006, there remains $422,010 in profits to be generated before TI can recapture the treaty without a surplus charge.  Should future experience under the treaty match the experience of recent years, which cannot reliably be predicted to occur, the accumulated profits would reach the specified level towards the end of 2007.  However, regarding the uncertainty as to when the specified level may be reached, it should be noted that the experience has been erratic from year to year and the number of policies in force that are covered by the treaty diminishes each year.

On December 31, 2006, AC and TI entered into 100% coinsurance agreements whereby each company ceded all of its A&H business to an unaffiliated reinsurer, Reserve National Insurance Company (Reserve National).  As part of the agreement, the Company remains contingently liable for claims incurred prior to the effective date of the agreement, for a period of one year.  At the end of the one year period, an accounting of these claims shall be produced.  Any difference in the actual claims to the claim reserve liability transferred shall be refunded to / paid by the Company.  Reserve National currently holds an “A-“ (Excellent) rating by A.M. Best.

The Company does not have any short-duration reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2006, 2005 and 2004 were as follows:

	Shown in thousands
	2006 Premiums Earned	2005 Premiums Earned	2004 Premiums Earned
Direct	$15,450	$16,357	$17,238
Assumed	65	42	38
Ceded	(2,655)	(2,672)	(3,135)
Net premiums	$12,860	$13,727	$14,141

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

The following table reflects net investment income by type of investment.

	December 31,
	2006	2005	2004
Fixed maturities and fixed maturities held for sale	$6,838,277	$6,661,648	$7,060,761
Equity securities	915,864	771,379	657,609
Mortgage loans	2,739,350	2,033,007	1,209,358
Real estate	5,500,005	7,473,698	5,335,530
Policy loans	580,961	860,240	918,562
Short-term investments	27,620	3,699	80,241
Cash	454,580	171,926	111,986
Total consolidated investment income	17,056,657	17,975,597	15,374,047
Investment expenses	(6,055,492)	(6,924,371)	(4,953,161)
Consolidated net investment income	$11,001,165	$11,051,226	$10,420,886

At December 31, 2006, the Company had a total of $ 3,706,666 in investment real estate, which did not produce income during 2006.

The following table summarizes the Company's fixed maturities distribution at December 31, 2006 and 2005 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

Fixed Maturities
Rating	% of Portfolio
	2006	2005
Investment Grade
AAA	70%	79%
AA	4%	1%
A	18%	15%
BBB	6%	5%
Below investment grade	2%	0%
	100%	100%

The following table summarizes the Company's fixed maturities and fixed maturities held for sale by major classification.

	Carrying Value
	2006	2005
U.S. government and government agencies	$44,940,220	$31,235,651
States, municipalities and political subdivisions	4,169,438	1,626,970
Collateralized mortgage obligations	118,743,522	72,351,854
Public utilities	6,097,151	0
Corporate	65,553,711	27,374,215
	$239,504,042	$132,588,690

The following table shows the composition, average maturity and yield of the Company's investment portfolio at December 31, 2006.

	Average
	Carrying	Average	Average
Investments	Value	Maturity	Yield

Fixed maturities and fixed maturities held for sale	$143,061,000	6 years	4.78%
Equity securities	24,440,000	Not applicable	3.75%
Mortgage Loans	34,358,000	4 years	7.97%
Investment real estate	43,277,000	Not applicable	12.71%
Policy loans	12,235,000	Not applicable	4.75%
Short-term investments	45,000	Not applicable	0.00%
Cash and cash equivalents	8,719,000	On demand	5.39%
Total Investments and Cash and cash equivalents	$266,135,000		6.42%

At December 31, 2006, fixed maturities and fixed maturities held for sale have a combined market value of $ 239,473,502.  Fixed maturities held to maturity are carried at amortized cost.  Management has the ability and intent to hold these securities until maturity.  Fixed maturities held for sale are carried at market.

Management monitors its investment maturities, which in their opinion is sufficient to meet the Company's cash requirements.  Fixed maturities of $ 22,362,035 mature in one year and $ 56,317,362 mature in two to five years.

The Company holds $ 32,015,446 in mortgage loans, which represents approximately 7% of the total assets.  All mortgage loans are first position loans.  Before a new loan is issued, the applicant is subject to certain criteria set forth by Company management to ensure quality control.  These criteria include, but are not limited to, a credit report, personal financial information such as outstanding debt, sources of income, and personal equity.  Loans issued are limited to no more than 80% of the appraised value of the property and must be first position against the collateral.

FSNB, an affiliate, services the mortgage loan portfolio of the Company.  FSNB has been able to provide the Company with expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market.  During 2006, 2005 and 2004 the Company issued approximately $ 5,359,000, $ 24,576,000 and $ 2,627,000 in new mortgage loans, respectively.  These new loans were originated through FSNB and funded by the Company through participation agreements with FSNB.  FSNB services all the mortgage loans of the Company.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.  UG paid $ 93,288, $ 76,970 and $ 45,468 in servicing fees and $ 23,214, $ 112,109 and $ 0 in origination fees to FSNB during 2006, 2005 and 2004, respectively.

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

A mortgage loan reserve is established and adjusted based on management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The mortgage loan reserve was $ 33,500 and $36,000 at December 31, 2006 and 2005 respectively.

The following table shows a distribution of the Company’s mortgage loans by type.

Mortgage Loans	Amount	% of Total
Commercial – insured or guaranteed	$1,261,250	4%
Commercial – all other	25,294,148	79%
Residential – insured or guaranteed	8,556	0%
Residential – all other	5,451,492	17%

The following table shows a geographic distribution of the Company’s mortgage loan portfolio and investment real estate.

	Mortgage Loans	Real Estate
Florida	10%	0%
Georgia	5%	0%
Illinois	0%	3%
Indiana	2%	0%
Kansas	7%	0%
Kentucky	60%	35%
Texas	16%	62%
Total	100%	100%

The following table summarizes delinquent mortgage loan holdings of the Company.

Delinquent 90 days or more	2006	2005	2004
Non-accrual status	$64,136	$42,400	$167,148
Other	0	0	0
Reserve on delinquent Loans	(33,500)	(36,000)	(120,000)
Total delinquent	$30,636	$6,400	$47,148
Interest income past due (delinquent loans)	$0	$0	$0

In process of restructuring	$0	$0	$0
Restructuring on other than market terms	0	0	0
Other potential problem Loans	0	0	0
Total problem loans	$0	$0	$0
Interest income foregone (restructured loans)	$0	$0	$0

In process of foreclosure	$0	$0	$1,401,345
Total foreclosed loans	$0	$0	$1,401,345
Interest income foregone (restructured loans)	$0	$0	$0

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

In recent years, the Company has not placed an emphasis on new business production.  Costs associated with supporting new business can be significant.  The insurance industry as a whole has experienced a decline in the total number of agents who sell insurance products; therefore competition has intensified for top producing sales agents.  The relatively small size of the Company, and the resulting limitations, has made it challenging to compete in this area.  The number of agents marketing the Company’s products has reduced to a negligible number.

The Company performs administrative work as a third party administrator (TPA) for unaffiliated life insurance companies.  These TPA revenue fees are included in the line item “other income” on the Company’s consolidated statements of operations.  The Company intends to continue to pursue other TPA arrangements through its alliance with Fiserv Life Insurance Solutions (Fiserv).  Through this alliance, the Company provides TPA services to insurance companies seeking business process outsourcing solutions.  Fiserv is responsible for the marketing and sales function for the alliance, as well as providing the datacenter operations.  UTG staffs the administration effort.  Management believes this alliance with Fiserv positions the Company to generate additional revenues by utilizing the Company’s current excess capacity and administrative services.  Fiserv is a unit of Fiserv, Inc. (NASDAQ: FISV) which is an independent, full-service provider of integrated data processing and information management systems to the financial industry, headquartered in Brookfield, Wisconsin.

The Company has considered the feasibility of a marketing opportunity with First Southern National Bank (FSNB) an affiliate of UTG’s largest shareholder.  Management has considered various products including annuity type products, mortgage protection products and existing insurance products, as a possibility to market to all banking customers.  The design and introduction of these products are in the early stages of development and have not been introduced to FSNB.  This marketing opportunity has potential and is believed to be a viable niche.  Existing products along with the introduction of new products is currently not expected to produce significant premium writings.

GOVERNMENT REGULATION

Insurance companies are subject to regulation and supervision in all the states where they do business.  Generally the state supervisory agencies have broad administrative powers relating to granting and revoking licenses to transact business , license agents, approving forms of policies used, regulating trade practices and market conduct, the form and content of required financial statements, reserve requirements, permitted investments, approval of dividends and in general, the conduct of all insurance activities.  Insurance regulation is concerned primarily with the protection of policyholders.  The Company cannot predict the impact of any future proposals, regulations or market conduct investigations.  UG is domiciled in the state of Ohio.  AC and TI are both domiciled in the state of Texas.

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

Risk-based capital requirements and state guaranty fund laws are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

EMPLOYEES

At December 31, 2006, UTG and its subsidiaries had 65 full-time equivalent employees.  UTG’s operations are headquartered in Springfield, Illinois.

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

Because UTG serves primarily individuals located in three states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of December 31, 2006, approximately 55% of our total direct premium was collected from Ohio, Illinois and West Virginia.  Thus, results of operations are heavily dependent upon the strength of these economies.

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

UTG has in the past acquired, and will in the future consider the acquisition of, other insurance and related businesses.  If other companies are acquired in the future, our business may be negatively impacted by risks related to those acquisitions.  These risks include the following: the risk that the acquired business will not perform in accordance with management’s expectations; the risk that difficulties will arise in connection with the integration of the operations of the acquired business with our operations; the risk that management will divert its attention from other aspects of our business; the risk that key employees of the acquired business are lost; the risks associated with entering into geographic and product markets in which we have limited or no direct prior experience; and the risks of the acquired company assumed in connection with an acquisition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The following table shows a breakout of property, net of accumulated depreciation, occupied by the Company and held for investment.

      Property occupied                                        Amount                       % of Total
      Home Office                                             $     1,640,445                          4%

      Investment real estate
      Commercial                                                   25,199,228                         55%
      Residential development                                 18,776,414                         41%
                                                                           43,975,642                         96%

      Grand total                                               $   45,616,087                       100%

Total investment real estate holdings represent approximately 9% of the total assets of the Company, net of accumulated depreciation of $ 593,877 and $ 4,444,729 at year-end 2006 and 2005 respectively.

The Company owns an office complex in Springfield, Illinois, which houses the primary insurance operations.  The office buildings in this complex contain 57,000 square feet of office and warehouse space, and are carried at $ 1,640,445.  The facilities occupied by the Company are adequate relative to the Company's present operations.

Commercial property mainly consists of North Plaza and Hampshire Plaza Garage.  See Item 1, “Business” for additional information regarding descriptions and operating results of these properties.

Residential development property is primarily located just outside Dallas, Texas and is a development of upscale summer and vacation homes and condominiums with a target market of the Dallas, Texas community.  The project is projected to take five to seven years for complete build-out.  The property contains additional amenities such as a marina, an equestrian center, hiking trails, a teen center and restaurant.

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of business the Company is involved from time to time in various legal actions and other state and federal proceedings.  There were no proceedings pending as of December 31, 2006.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of UTG’s shareholders during the fourth quarter of 2006.

            PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

                                                                                  2006                                    2005
            PERIOD                                                High            Low                  High            Low

            First quarter                                         9.450          7.250                7.000          5.200
            Second quarter                                    9.000          7.900                7.000          5.500
            Third quarter                                        8.750          7.300                6.500          5.500
            Fourth quarter                                      8.980          8.000                8.750          5.750

UTG  has not declared or paid any dividends on its common stock in the past two fiscal years, and has no current plans to pay dividends on its common stock as it intends to retain all earnings for investment in and growth of the Company’s business.  See Note 2 in the accompanying consolidated financial statements for information regarding dividend restrictions, including applicable restrictions on the ability of the Company’s life insurance subsidiaries to pay dividends.

As of March 1, 2007 there were 8,439 record holders of UTG common stock.

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

A total of 400,000 shares of common stock may be purchased under the plan, subject to appropriate adjustment for stock dividends, stock splits or similar recapitalizations resulting in a change in shares of UTG.  The plan is not intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.  The Board of Directors of UTG periodically approves offerings under the plan to qualified individuals.  Through March 1, 2007, 19 individuals have purchased a total of 101,494 shares under this program.  Each participant under the plan executed a “stock restriction and buy-sell agreement”, which among other things provides UTG with a right of first refusal on any future sales of the shares acquired by the participant under this plan.

The purchase price of shares repurchased under the stock restriction and buy-sell agreement shall be computed, on a per share basis, equal to the sum of (i) the original purchase price(s) paid to acquire such shares from the Holding Company at the time they were sold pursuant to the Plan and (ii) the consolidated statutory net earnings (loss) per share of such shares during the period from the end of the month next preceding the month in which such shares were acquired pursuant to the plan, to the end of the month next preceding the month in which the closing sale of such shares to UTG occurs.  The consolidated statutory net earnings per Share shall be computed as the net income of the Holding Company and its subsidiaries on a consolidated basis in accordance with statutory accounting principles applicable to insurance companies, as computed by the Holding Company, except that earnings of insurance companies or block of business acquired after the original plan date, November 1, 2002, shall be adjusted to reflect the amortization of intangibles established at the time of acquisition in accordance with generally accepted accounting principles (GAAP), less any dividends paid to shareholders. The calculation of net earnings per Share shall be performed on a monthly basis using the number of common shares of the Holding Company outstanding as of the end of the reporting period. The purchase price for any Shares purchased hereunder shall be paid in cash within 60 days from the date of purchase subject to the receipt of any required regulatory approvals as provided in the Agreement.
The original issue price of shares at the time this program began was established at $12.00 per share.  Through March 1, 2007, UTG had 101,494 shares outstanding that were issued under this program.  At December 31, 2006, shares under this program have a value of $14.29 per share pursuant to the above formula.

The following table reflects the Company’s Employee and Director Stock Purchase Plan Information:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under employee and director stock purchase plans (excluding securities reflected in column (a)) (c)
Employee and Director Stock Purchase plans approved by security holders	0	0	298,506
Employee and Director Stock Purchase plans not approved by security holders	0	0	0
Total	0	0	298,506

Purchases of Equity Securities
The following table provides information with respect to purchases we made of our common stock during the three months ended December 31, 2006 and total repurchases:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Underthe Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
Oct 1 through Oct 31, 2006	4,820	$8.23	4,820	N/A	$ 599,893
Nov 1 through Nov 30, 2006	3,115	8.14	3,115	N/A	574,525
Dec 1 through Dec 31, 2006	4,550	8.11	4,550	N/A	537,642
Total	12,485	$8.16	12,485

On June 5, 2001, the Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of up to $ 1 million of UTG's common stock.  On June 16, 2004, an additional $ 1 million was authorized for repurchasing shares.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Through March 1, 2007, UTG has spent $ 2,485,778 in the acquisition of 365,445 shares under this program.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected historical consolidated financial data should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 8 – Financial Statements and Supplementary Data” and other financial information included elsewhere in this Form 10-K.

FINANCIAL HIGHLIGHTS (000's omitted, except per share data)
	2006	2005	2004	2003	2002
Premium income net of reinsurance	$12,860	$13,727	$14,140	$15,023	$15,832
Total revenues	$37,585	$27,471	$25,467	$26,488	$30,177
Net income (loss)*	$3,870	$1,260	$(276)	$(6,396)	$1,339
Basic income (loss) per share	$1.00	$0.32	$(0.07)	$(1.67)	$0.38
Total assets	$482,732	$318,832	$317,868	$311,557	$320,494
Total long-term debt	$22,990	$0	$0	$2,290	$2,995
Dividends paid per share	NONE	NONE	NONE	NONE	NONE

·         Includes equity earnings of investees.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources for the three years ended December 31, 2006.  This analysis should be read in conjunction with the consolidated financial statements and related notes, which appear elsewhere in this Form 10-K.  The Company reports financial results on a consolidated basis.  The consolidated financial statements include the accounts of UTG and its subsidiaries at December 31, 2006.

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

Acquisition of company

In December 2006, the Company completed an acquisition transaction whereby it acquired a controlling interest in Acap Corporation, which owns two life insurance subsidiaries.  The acquisition resulted in an increase of approximately $90,000,000 in invested assets, $160,000,000 in total assets and 200,000 additional policies to administer.  The acquisition had a material impact on many of the balance sheet line items.  The income statement at year end 2006 is not materially impacted by the acquisition; however, 2007 results will be materially impacted by the operating results of the acquired entities.  The administration of the acquired entities was moved to the Company’s current operating site in Springfield, Illinois during December 2006.  The Company believes this acquisition is a good fit with its existing administration and operations.  Significant expense savings are anticipated as a result of the combining of operations compared to costs of the two entities operating separately.  These savings come through the advantage of economies of scale of the combined operations of the existing and acquired entities including a larger base over which to spread fixed costs.  See note 15 for additional information relating to this acquisition.

Results of Operations

(a)  Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased 6% when comparing 2006 to 2005 and 3% from 2005 to 2004.  The Company writes very little new business.  Unless the Company acquires a block of in-force business as it did in December 2006, management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience. The Company’s average persistency rate for all policies in force for 2006, 2005 and 2004 was approximately 95.9%, 95.8%, and 94.6%, respectively. Persistency is a measure of insurance in force retained in relation to the previous year.  The acquisition of Acap Corporation and its subsidiaries at the end of 2006 will result in an increase in premium revenues in 2007 compared to current levels.  The premium revenues of UG, which comprise the historic premium revenues, are expected to continue to decline at levels consistent with recent prior years experience.

The Company’s primary source of new business production comes from internal conservation efforts.  Several of the customer service representatives of the Company are also licensed insurance agents, allowing them to offer other products within the Company’s portfolio to existing customers.  Additionally, efforts continue to be made in policy retention through more personal contact with the customer including telephone calls to discuss alternatives and reasons for a customer’s request to surrender their policy.  Management has no current plans to increase marketing efforts.  New product development is anticipated to be utilized in conservation efforts and sales to existing customers.  Such sales are not expected to be material.

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

Net investment income decreased 1% when comparing 2006 to 2005 and increased 6% when comparing 2005 to 2004.  The overall gross investment yields for 2006, 2005 and 2004, are 6.42%, 6.77% and 6.06%, respectively. During 2004, management began to lengthen the Company’s portfolio while maintaining a conservative investment philosophy.  As such, following an analysis of current holdings during the first half of 2004, the Company liquidated approximately $ 64,444,000 of its bond portfolio in order to limit its interest rate and extension risk.  In addition, there were $ 13,322,000 in bonds that matured or were called during the first nine months of 2004.  The result of these transactions caused an excess of cash invested in short-term money market funds during the first nine months of 2004.  Although this hurt investment earnings during 2004, the Company has not had to write off any investment losses due to excessive risk.

During 2005, the Company increased its investment in mortgage loans through its relationship with First Southern National Bank.  The availability of these mortgage loan investments has offset the balance that would have been placed in fixed income securities.  This has allowed the Company to obtain higher yields than available in the bond market, lengthen the overall portfolio average life and still maintain a conservative investment portfolio.  During 2005, the Company issued $ 24,576,000 in new mortgage loans.  These loans had an average loan to value rate of approximately 50% and an average yield of 6.87%.  Also during 2005, the Company saw an improvement in the performance of it’s’ real estate investments over 2004.  Gross income from the Company’s real estate holdings improved more than $ 2,138,000 in comparing 2005 to 2004.  The improvement in real estate investment income is principally due to a higher occupancy lease rate resulting in increased earnings in Hampshire Plaza.

The 2006 investment income results reflected a slight decrease over 2005 results.  This is primarily related to the increased investment earnings from the additional mortgage loan investments made during 2005 combined with an increase in overall bond yields.  The overall bond yields have shown slight improvements as the interest rates on acquired securities during the year exceed the interest rates that were received on the bonds that matured during the year.  If interest rates available in the marketplace going forward remain stable with current market interest rates, the Company will continue to benefit from a higher reinvestment yield than current yield of expected maturities in the bond portfolio over the next couple of years.

The Company's investments are generally managed to match related insurance and policyholder liabilities.  The comparison of investment return with insurance or investment product crediting rates establishes an interest spread.  The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads, ranging from 1% to 2%.  Interest crediting rates on adjustable rate policies have been reduced to their guaranteed minimum rates, and as such, cannot lower them any further.  Policy interest crediting rate changes and expense load changes become effective on an individual policy basis on the next policy anniversary.  Therefore, it takes a full year from the time the change was determined for the full impact of such change to be realized.  If interest rates decline in the future, the Company won’t be able to lower rates and both net investment income and net income will be impacted negatively.

Realized investment gains, net of realized losses, were $ 11,446,279, $ 1,431,936 and $ (20,648) in 2006, 2005 and 2004, respectively.  The net realized gains in 2006 are primarily comprised of a gain from the sale of investment real estate held by two 67% owned subsidiaries of the Company.  The real estate was sold for the agreed upon total sales price of $ 25,500,000.  The Company recognized a realized gain of approximately $ 7,768,000.  In addition, the Company had net realized gains of approximately $3,819,000 from the disposal of certain equity securities.

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

On October 2, 2006, UG entered into an agreement for the sale of real estate currently owned for investment purposes consisting of a 107,602 square foot, four-story building and 6,897 square foot attached supporting services building, totaling 114,499 square feet, in Springfield, Illinois.  The sale is expected to close by May 31, 2007 and is contingent upon buyer’s inspection period.  Should the sale be consummated, the Company anticipates a realized gain, net of taxes, of approximately $ 2,100,000.

In recent periods, management focus has been placed on promoting and growing TPA services to unaffiliated life insurance companies.  The Company receives monthly fees based on policy in force counts and certain other activity indicators, such as number of premium collections performed, or services performed.  For the years ended 2006, 2005 and 2004, the Company received $ 1,811,151, $ 1,170,824 and $ 719,053 for this work, respectively.  These TPA revenue fees are included in the line item “other income” on the Company’s consolidated statements of operations.  No new TPA contracts were entered into during 2006, however, the Company intends to continue to pursue other TPA arrangements, through an alliance with Fiservto insurance companies seeking business process outsourcing solutions.  Fiserv is responsible for the marketing and sales function for the alliance, as well as providing the data center operations.  UTG staffs the administration effort.  Management believes this alliance with Fiserv positions the Company to generate additional revenues by utilizing the Company’s current excess capacity and administrative services. Fiserv is a unit of Fiserv, Inc. (NASDAQ: FISV) which is an independent, full-service provider of integrated data processing and information management systems to the financial industry, headquartered in Brookfield, Wisconsin.  Management believes this area is a growing market and the Company is well positioned to serve this market.

In summary, the Company’s basis for future revenue growth is expected to come from the following primary sources, expansion of the TPA revenues, conservation of business currently in force, the maximization of investment earnings and the acquisition of other companies or policy blocks in the life insurance business.  Management has placed a significant emphasis on the development of these revenue sources and products offered to enhance these opportunities.

(b)  Expenses

Benefits, claims and settlement expenses net of reinsurance benefits and claims, increased $ 2,209,034 from 2005 to 2006 and decreased $ 889,364 from 2004 to 2005.  The significant fluctuation between the three years relates primarily to changes in the Company’s death claim experience from year to year.  Death claims were approximately $ 1,247,000 more in 2006 as compared to 2005, and $1,339,000 less in 2005 as compared to 2004. There is no single event that caused the mortality variances.  Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.

Changes in policyholder reserves, or future policy benefits, also impact this line item.  Reserves are calculated on an individual policy basis and generally increase over the life of the policy as a result of additional premium payments and acknowledgement of increased risk as the insured continues to age.  Policy surrender benefits increased approximately $453,000 during 2006 compared to 2005 and decreased approximately$ 245,000 during the year 2005 compared to the same period in 2004.  As discussed above, efforts continue to be made in policy retention through more personal contact with customers including telephone calls to discuss alternatives and reasons for a request to surrender their policy.  The short-term impact of policy surrenders is negligible since a reserve for future policy benefits payable is held which is, at a minimum, equal to and generally greater than the cash surrender value of a policy.  The benefit of fewer policy surrenders is primarily received over a longer time period through the retention of the Company’s asset base.

Commissions and amortization of deferred policy acquisition costs were comparable in 2006 to 2005 and decreased significantly in 2005 compared to 2004.  The most significant factor in the continuing decrease is attributable to the Company paying fewer commissions, since the Company writes very little new business and renewal premiums on existing business continue to decline.  Most of the Company’s agent agreements contained vesting provisions, which provide for continued compensation payments to agents upon their termination subject to certain minimums and often limited to a specific period of time.  Another factor of the decrease is attributable to normal amortization of the deferred policy acquisition costs asset.  The Company reviews the recoverability of the asset based on current trends and known events compared to the assumptions used in the establishment of the original asset.  No impairments were recorded in any of the three periods reported.

Net amortization of cost of insurance acquired increased 30% in 2006 compared to 2005 and increased 17% in 2005 compared to 2004.  Cost of insurance acquired is established when an insurance company is acquired.  The Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition.  The cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies.  Cost of insurance acquired is comprised of individual life insurance products including whole life, interest sensitive whole life and universal life insurance products.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits.  The interest rates utilized in the amortization calculation are 9% on approximately 25% of the balance and 15% on the remaining balance.  The interest rates vary due to risk analysis performed at the time of acquisition on the business acquired. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force. Persistency is a measure of insurance in force retained in relation to the previous year.  The Company's average persistency rate for all policies in force for 2006, 2005 and 2004 has been approximately 95.9%, 95.8% and 94.6%, respectively.  The Company monitors these projections to determine the adequacy of present values assigned to future cash flows.  No impairments were recorded in any of the three periods reported.  A significant portion of the remaining balance of this asset attributable to policies of UG, $7,703,722, will be amortized over the next three years.  The impact of the decrease in amortization expense will have a positive impact on future earnings.

Operating expenses increased 17% in 2006 compared to 2005 and increased 4% in 2005 compared to 2004.  The increases in expenses during 2006 relate primarily to costs associated with the acquisition of Acap Corporation.  The Company incurred approximately $310,000 in costs relating to due diligence work on the acquisition.  Additionally, costs such as hiring new staff and training in preparation for the transition of work to Springfield were incurred during the fourth quarter of 2006.  The Company also saw an increase in expenses in the current year of approximately $150,000 relating to the completion of a SAS 70 audit.  The SAS 70 audit report is a very valuable item relating to the continued pursuit of TPA work.  A SAS 70 audit is an independent verification the Company has good internal controls and procedures in place for the key areas of operations.  The Company anticipates continuing to annually update the SAS 70 audit report, with expected ongoing costs of approximately one-third of the original audit cost.  The increase in expenses during 2005 is due primarily to an increase in information technology costs and additional personnel costs associated with the increase in TPA work.  Excluding these expense items, expenses declined due to reductions made in the normal course of business, as the Company continually monitors expenditures looking for savings opportunities.  Management places significant emphasis on expense monitoring and cost containment.  Maintaining administrative efficiencies directly impacts net income.

Interest expense increased in 2006 as a result of funds borrowed, of approximately $ 15,700,000, relating to the acquisition of Acap Corporation.  Prior to the acquisition, the Company had no outstanding debt since the retirement of previous debt in 2004.  The Company anticipates aggressively repaying the current debt.  Interest expense declined 100% comparing 2005 to 2004.  The Company repaid the remaining $ 2,289,776 in outside debt in 2004, through operating cash flows and dividends received from its subsidiary UG.  At December 31, 2005 and 2004, UTG had no debt outstanding.  During 2005, UG borrowed against its line of credit for a short period to provide additional operating liquidity.  The line was repaid during 2005.

Deferred taxes are established to recognize future tax effects attributable to temporary differences between the financial statements and the tax return.  As these differences are realized in the financial statement or tax return, the deferred income tax established on the difference is recognized in the financial statements as an income tax expense or credit.

(c)  Net income (loss)

The Company had a net income (loss) of $ 3,869,720, $ 1,260,223 and $ (275,617) in 2006, 2005 and 2004 respectively.  The increase in net income in 2006 is primarily related to the significant increase in realized investment gains from the sale of certain common stock holdings and the sale of real estate holdings.  The net income in 2005 was mainly attributable to the gain from the sale of the common stock of BNL during the second quarter of 2005.

Financial Condition

(a)  Assets

Investments are the largest asset group of the Company.  The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, and the Company's business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and other high quality low risk investments.  Some insurance companies have suffered significant losses in their investment portfolios in the last few years; however, because of the Company’s conservative investment philosophy the Company has avoided such significant losses.

At December 31, 2006, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.  The Company has identified securities it may sell and classified them as "investments held for sale".  Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity. To provide additional flexibility and liquidity, the Company has categorized almost all fixed maturity investments acquired in recent periods as available for sale.

The following table summarizes the Company's fixed maturities distribution at December 31, 2006 and 2005 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

Fixed Maturities
Rating	% of Portfolio
	2006	2005
Investment Grade
AAA	70%	79%
AA	4%	1%
A	18%	15%
BBB	6%	5%
Below investment grade	2%	0%
	100%	100%

Mortgage loan investments represent 7% and 12% of total assets of the Company at year-end 2006 and 2005, respectively.  The Company’s mortgage loan investments result from opportunities available through FSNB, an affiliate of Mr. Jesse T. Correll.  Mr. Correll is the CEO and Chairman of the Board of Directors of UTG, and directly and indirectly through affiliates, its largest shareholder.  FSNB has been able to provide the Company with additional expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market.  During 2006, 2005 and 2004 the Company issued approximately $ 5,359,000, $ 24,576,000 and $ 2,627,000 respectively, in new mortgage loans.  These new loans were originated through FSNB and funded by the Company through participation agreements with FSNB.  FSNB services all of the Company’s mortgage loans including the loans covered by these participation agreements.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.  UG paid $ 93,288, $ 76,970 and $ 45,468 in servicing fees and $ 23,214, $ 112,109 and $ 0 in origination fees to FSNB during 2006, 2005 and 2004, respectively.  The Company anticipates these opportunities to continue to be available and will pursue those investments that provide attractive yields.

Total investment real estate holdings represent approximately 9% and 13% of the total assets of the Company, net of accumulated depreciation, at year-end 2006 and 2005 respectively.  The Company has made several investments in real estate in recent years.  Expected returns on these investments exceed those available in fixed income securities.  However, these returns may not always be as steady or predictable.

Policy loans remained consistent for the periods presented.  Industry experience for policy loans indicates that few policy loans are ever repaid by the policyholder, other than through termination of the policy.  Policy loans are systematically reviewed to ensure that no individual policy loan exceeds the underlying cash value of the policy.

Deferred policy acquisition costs decreased 16% in 2006 compared to 2005.  Deferred policy acquisition costs, which vary with, and are primarily related to producing new business, are referred to as DAC.  DAC consists primarily of commissions and certain costs of policy issuance and underwriting, net of fees charged to the policy in excess of ultimate fees charged.  To the extent these costs are recoverable from future profits, the Company defers these costs and amortizes them with interest in relation to the present value of expected gross profits from the contracts, discounted using the interest rate credited by the policy.  The Company had $ 0 in policy acquisition costs deferred, $ 7,000 in interest accretion and $ 232,476 in amortization in 2006, and had $ 5,000 in policy acquisition costs deferred, $ 8,000 in interest accretion and $ 283,899 in amortization in 2005.

Cost of insurance acquired reflects a significant increase in 2006 compared to 2005.  This increase is the result of $ 25,104,437 being added from the Acap Corporation acquisition.  When an insurance company is acquired, the Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition.  The cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits.  Excluding the increase to the asset from the acquisition, this line item declined 27% in 2006 as the result of normal amortization of the asset.  In 2006, 2005 and 2004 amortization decreased the asset by $ 2,850,725, $ 2,193,085 and $ 1,869,135, respectively.  No impairments of this asset were recorded for the periods presented.

(b)  Liabilities

Total liabilities increased significantly in 2006 compared to 2005.  Policy liabilities and accruals, which represented 88% and 95% of total liabilities at year end 2006 and 2005, respectively, increased approximately $ 120,000,000 from the Acap Corporation acquisition.  Excluding the increase from the acquisition, policy liabilities and accruals decreased approximately $535,000 during the current year.  This decrease is attributable primarily to a decrease in the total future policy benefits held.  As policies in force terminate, the corresponding reserve liability held for those policies is released.

At December 31, 2006, the Company has outstanding notes payable of $22,990,081.  Approximately $15,000,000 of this debt is related to the acquisition of Acap Corporation and the remaining is attributable to borrowings of a subsidiary, Harbor Village Partners, relating to a real estate development project.  At December 31, 2005, the Company had no outstanding notes payable.  The Company has four lines of credit available for operating liquidity or acquisitions of additional lines of business.  There are no outstanding balances on any of these lines of credit as of the balance sheet date.  The Company's long-term debt is discussed in more detail in Note 11 to the consolidated financial statements.

(c)  Shareholders' Equity

Total shareholders' equity increased 4% in 2006 compared to 2005.  This increase is primarily due to the current year net income of the Company.  Partially offsetting this increase is a decline in unrealized gains relating to common stock holdings sold during 2006.  Additionally, the Company purchased treasury shares totaling $ 482,030 during the current year.

Each year, the NAIC calculates financial ratio results (commonly referred to as IRIS ratios) for each insurance company.  These ratios compare key financial data pertaining to the statutory balance sheet and income statement.  The results are then compared to pre-established normal ranges determined by the NAIC.  Results outside the range typically require explanation to the domiciliary insurance department.  At year-end 2006, UG had two ratios outside the normal range.  These ratios are discussed in more detail in the Regulatory Environment discussion included in this Item 7.

Liquidity and Capital Resources

The Company has three principal needs for cash - the insurance company’s contractual obligations to policyholders, the payment of operating expenses and servicing its outstanding debt.  Cash and cash equivalents as a percentage of total assets were 2% and 4% as of December 31, 2006 and 2005, respectively.  Fixed maturities as a percentage of total invested assets were 69% and 42% as of December 31, 2006 and 2005, respectively.

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

Cash used in operating activities was $ (1,875,494), $ (290,936) and $ (45,950) in 2006, 2005 and 2004, respectively.  Reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities when reporting on cash flows.

Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.

Cash provided by (used in) investing activities was $ (8,061,870), $ (1,265,715) and $ 3,776,714 for 2006, 2005 and 2004, respectively.  The most significant aspect of cash provided by (used in) investing activities is the fixed maturity transactions.  Fixed maturities account for 51%, 14% and 82% of the total cost of investments acquired in 2006, 2005 and 2004, respectively.  The decrease in fixed maturity investments in 2005 reflects the Company’s emphasis in the mortgage loan and real estate markets as opportunities presented themselves.  These investments accounted for 76% of the total cost of investments acquired in 2005.

Net cash provided by (used in) financing activities was $ 6,205,830, $ 1,901,266 and $ (621,019) for 2006, 2005 and 2004, respectively.  The acquisition of Acap Corporation accounted for a majority of the activity in this area during 2006.

Policyholder contract deposits decreased 6% in 2006 compared to 2005 and 6% in 2005 compared to 2004.  The decrease in policyholder contract deposits relates to the declining in force business of the Company.  Management anticipates continued moderate declines in contract deposits.  Policyholder contract withdrawals have increased 3% in 2006 compared to 2005 and decreased 14% in 2005 compared to 2004.  The change in policyholder contract withdrawals is not attributable to any one significant event.  Factors that influence policyholder contract withdrawals are fluctuation of interest rates, competition and other economic factors.

UTG, Inc. borrowed funds in order to complete the Acap Corporation acquisition from First Tennessee Bank National Association through execution of an $18,000,000 promissory note.  At the time of closing on December 8, 2006, UTG, Inc. borrowed $15,700,278 on the promissory note.  The remaining available balance can be drawn any time over the next twelve months and is anticipated to be utilized in the purchase of the stock put option shares of Acap Corporation as they may be presented to UTG, Inc. for purchase.  To secure the note, UTG, Inc. has pledged 100% of the common stock of its subsidiary, Universal Guaranty Life Insurance Company.  The promissory note carries a variable rate of interest based on the 3 month LIBOR rate plus 180 basis points.  The initial rate was 7.15%.  Interest is payable quarterly.  Principal is payable annually beginning at the end of the second year in five installments of $3,600,000.  The loan matures on December 7, 2012.  During December 2006, UTG repaid $700,000 on the note, leaving a balance outstanding at December 31, 2006 of $15,000,278.

First Tennessee Bank National Association also provided UTG, Inc. with a $5,000,000 revolving credit note.  This note is for a one-year term and may be renewed by consent of both parties.  The credit note is to provide operating liquidity for UTG, Inc. and replaces a previous line of credit provided by Southwest Bank.  Interest bears the same terms as the above promissory note.  The collateral held on the above note also secures this credit note.  UTG, Inc. has no borrowings against this note at this time.

UG has a $ 3,300,000 line of credit (LOC) available from the First National Bank of the Cumberlands (FNBC) located in Livingston, Tennessee.  The interest rate on the LOC is variable and indexed to be the lowest of the U.S. prime rates as published in the Wall Street Journal, with any interest rate adjustments to be made monthly.  At December 31, 2006, the Company had no outstanding borrowings attributable to this LOC.  During 2006, the Company had $500,000 in borrowings against this line, which were repaid during the year.  During 2005, the Company had $1,500,000 in borrowings against this line, which were repaid during the year.  During 2004, the Company had no borrowings against this LOC.

AC and TI each have a line of credit in place through Frost National Bank for $210,000 and $160,000, respectively.  These lines have been in place since 2004 and have been left in place following the acquisition.  The lines are for one year terms, interest payable quarterly at a floating interest rate which is the Lender’s prime rate.  Principal is due upon maturity.  The lines are to provide additional short term operating liquidity to the two companies.  At December 31, 2006, there are no outstanding balances on either of these lines of credit.

During 2002, UTG and Fiserv formed an alliance between their respective organizations to provide third party administration (TPA) services to insurance companies seeking business process outsourcing solutions.  Fiserv will be responsible for the marketing and sales function for the alliance, as well as providing the operations processing service for the Company.  The Company will staff the administration effort.  To facilitate the alliance, the Company has converted part of its existing business and all TPA clients to “ID3”, a software system owned by Fiserv to administer an array of life, health and annuity products in the insurance industry. Fiserv is a unit of Fiserv, Inc. (NASDAQ: FISV) which is an independent, full-service provider of integrated data processing and information management systems to the financial industry, headquartered in Brookfield, Wisconsin.  In addition, the Company entered into a five-year contract with Fiserv for services related to their purchase of the “ID3” software system.  Under the contract, the Company is required to pay $ 8,333 per month in software maintenance costs and a monthly fee for offsite data center costs, based on the number and type of policies being administered the ID3 software system through mid-2011.

UTG is a holding company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the Company in good standing with states in which it does business, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  On December 31, 2006, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries.  The Company's insurance subsidiaries have maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.

UG is an Ohio domiciled insurance company, which requires five days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory earnings or b) 10% of statutory capital and surplus.  At December 31, 2006 UG statutory shareholders' equity was $ 31,209,934.  At December 31, 2006, UG statutory net income was $ 5,162,322.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid ordinary dividends of $5,100,000 to UTG during 2006. There were no dividends paid during 2005.  UG paid a dividend of $ 2,275,000 to UTG in 2004, of which $ 974,180 was considered to be an extraordinary dividend.

AC and TI are Texas domiciled insurance companies, which requires five days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory earnings or b) 10% of statutory capital and surplus.  At December 31, 2006 AC and TI statutory shareholders' equity was $ 8,942,786 and $ 2,762,381, respectively.  At December 31, 2006, AC and TI statutory net income was $ 2,154,233 and $ 414,245, respectively.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  AC paid ordinary dividends of $ 605,000 in 2006.  TI did not pay any stockholder dividend during 2006.

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

Currently, the insurance subsidiaries, are subject to government regulation in each of the states in which they conduct business.  Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including the power to:  (i) grant and revoke licenses to transact business;  (ii) regulate and supervise trade practices and market conduct;  (iii) establish guaranty associations;  (iv) license agents;  (v) approve policy forms;  (vi) approve premium rates for some lines of business;  (vii) establish reserve requirements;  (viii) prescribe the form and content of required financial statements and reports;  (ix) determine the reasonableness and adequacy of statutory capital and surplus; and  (x) regulate the type and amount of permitted investments.  Insurance regulation is concerned primarily with the protection of policyholders.  The Company cannot predict the impact of any future proposals, regulations or market conduct investigations.  UG is domiciled in the state of Ohio.  AC and TI are both domiciled in the state of Texas.

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

At year-end 2006, UG had two ratios outside the normal range.  AC and TI each had one ratio outside the normal range.  Each of the ratios outside the normal range was anticipated by Management, based upon the operating results of the Company.  UG’s first ratio was change in premium.  UG does not write any new products currently, therefore it is anticipated premium receipts will continue to decline from year to year.  The other UG ratio outside the normal range relates to the Company’s affiliated investments.  The Company has made investments in real estate projects, which have been consolidated into these financial statements through limited liability companies.  The limited liability companies were created to provide additional risk protection to the Company.  While this negatively impacts this ratio, the Company believes that this structure is in the best interest of the Company and these investments will have a positive long-term impact on the Company.  Additionally, the newly acquired Acap Corporation is a subsidiary of UG.  AC’s ratio outside the normal range relates to change in premium.  AC, like UG, issues very little new business, therefore it is anticipated that the premium revenues will decline each year as policies terminate or take a paid up option.  TI’s ratio is also change in premium.  However, this ratio outside the range is from an increase in premium revenues.  TI has seen an increase in premium collections in 2006 over previous years as a result of increased marketing efforts of its existing products.  The Company anticipates continuing these efforts in the short term and plans to re-evaluate the effectiveness of the marketing efforts during 2007.

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

      * Or, 2.5 with negative trend.

At December 31, 2006, UG has a ratio that is in excess of 5, which is 500% of the authorized control level.  AC and TI have ratios in excess of 8 and 6, which is 800% and 600% of the authorized control level, respectively.  Accordingly, all three companies meet the RBC requirements.

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

The “USA PATRIOT” Act of 2001 (“the Patriot Act”), enacted in response to the terrorist attacks of September 11, 2001, strengthens our Nation’s ability to combat terrorism and prevent and detect money-laundering activities.  Under Section 352 of the Patriot Act, financial institutions (definition includes insurance companies) are required to develop an anti-money laundering program.  The practices and procedures implemented under the program should reflect the risks of money laundering given the entity’s products, methods of distribution, contact with customers and forms of customer payment and deposits.  In addition, Section 326 of the Patriot Act creates minimum standards for financial institutions regarding the identity of their customers in connection with the purchase of a policy or contract of insurance.  The Company has instituted an anti-money laundering program to comply with Section 352, and has communicated this program throughout the organization.  In addition, all new business applications are regularly screened through the Medical Information Bureau.  The Company regularly updates the information provided by the Office of Foreign Asset Control, U.S. Treasury Department in order to remain in compliance with the Patriot Act and will continue to monitor this issue as changes and new proposals are made.

Accounting and Legal Developments

The Financial Accounting Standards Board (“FASB”) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments – An amendment of FASB Statements No. 133 and 140.  The statement improves the financial reporting by eliminating the exemption from applying Statement 133 to interest in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instrument.  The statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company will account for all qualifying financial instruments in accordance with the requirements of Statement No. 155, should this apply.

The FASB also issued Statement No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.  The statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if possible.  The statement permits, but does not require, the subsequent measurement of servicing assets and liabilities at fair value.  The statement is effective for fiscal years beginning after September 15, 2006.  The Company will account for all separately recognized servicing assets and servicing liabilities in accordance with the requirements of Statement No. 156, should this apply.

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

The FASB also issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).  The statement requires that an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan, the component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as current costs, and disclose additional information in the notes regarding certain effects on net periodic benefit costs for the next fiscal year.  The statement is effective for fiscal years ending after December 15, 2006.  The adoption of Statement 158 does not currently affect the Company’s financial position or results of operations, since the Company does not have any defined benefit pension plans.

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

Listed below are the financial statements included in this Part of the Annual Report on SEC Form 10-K:

                                                                                                                                   Page No.
UTG, INC. AND CONSOLIDATED SUBSIDIARIES

Report of Brown Smith Wallace LLC, Independent
   Registered Public Accounting Firm for the years ended December 31, 2006 and 2005............ 35

Report of Kerber, Eck & Braeckel LLP, Independent

Notes to Consolidated Financial Statements........................................................................ 41-66

Report of Brown Smith Wallace LLC
Independent Registered Public Accounting Firm

Board of Directors and Shareholders
UTG, Inc.

            We have audited the accompanying consolidated balance sheets of UTG, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UTG, Inc. and subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

            We have also audited Schedule I as of December 31, 2006, and Schedules II, IV and V as of December 31, 2006 and 2005, of UTG, Inc. and subsidiaries and Schedules II, IV and V for the years then ended.  In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.

                                                                                    /s/ Brown Smith Wallace, LLC

St. Louis, Missouri
March 21, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
UTG, Inc.

            We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows of UTG, Inc. (a Delaware corporation) and subsidiaries for the year ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

            We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit providesa reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of UTG, Inc. and subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

            We have also audited Schedules IV and V as of December 31, 2004, of UTG, Inc. and subsidiaries and Schedules II, IV and V for the year then ended.  In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.

                                                                                    /s/ Kerber, Eck & Braeckel LLP

Springfield, Illinois
March 11, 2005

UTG, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and 2005

ASSETS

	2006	2005
Investments:
Fixed maturities held to maturity, at amortized cost
(market $6,244,373 and $7,500,291)	$6,274,913	$7,513,064
Investments held for sale:
Fixed maturities, at market (cost $235,054,655 and $127,000,657)	233,229,129	125,075,626
Equity securities, at market (cost $10,031,148 and $15,098,815)	16,305,591	24,574,259
Mortgage loans on real estate at amortized cost	32,015,446	36,781,293
Investment real estate, at cost, net of accumulated depreciation	43,975,642	42,587,982
Policy loans	15,931,525	12,644,838
Short-term investments	47,879	42,116
	347,780,125	249,219,178

Cash and cash equivalents	8,472,553	12,204,087
Securities of affiliate	4,000,000	4,000,000
Accrued investment income	2,824,975	1,538,972
Reinsurance receivables:
Future policy benefits	73,770,732	31,908,738
Policy claims and other benefits	5,040,219	4,017,833
Cost of insurance acquired	32,808,159	10,554,447
Deferred policy acquisition costs	1,188,888	1,414,364
Property and equipment, net of accumulated depreciation	3,129,331	1,921,841
Income taxes receivable, current	219,956	150,447
Other assets	3,496,856	1,901,594
Total assets	$482,731,794	$318,831,501

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
Future policy benefits	$351,587,689	$234,959,085
Policy claims and benefits payable	3,330,945	1,950,037
Other policyholder funds	1,124,045	1,217,857
Dividend and endowment accumulations	14,091,257	12,638,713
Deferred income taxes	16,480,068	8,100,615
Notes payable	22,990,081	0
Other liabilities	8,587,166	4,738,809
Total liabilities	418,191,251	263,605,116
Minority interests in consolidated subsidiaries	19,514,151	11,908,933

Shareholders' equity:
Common stock - no par value, stated value $.001 per share.
Authorized 7,000,000 shares - 3,842,687 and 3,901,800 shares issued
and outstanding after deducting treasury shares of 360,888 and 303,442	3,843	3,902
Additional paid-in capital	41,813,690	42,295,661
Retained earnings (accumulated deficit)	232,371	(3,637,349)
Accumulated other comprehensive income	2,976,488	4,655,238
Total shareholders' equity	45,026,392	43,317,452
Total liabilities and shareholders' equity	$482,731,794	$318,831,501

UTG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Years Ended December 31, 2006

	2006	2005	2004

Revenues:

Premiums and policy fees	$15,515,567	$16,399,080	$17,275,708
Reinsurance premiums and policy fees	(2,655,142)	(2,672,397)	(3,135,279)
Net investment income	11,001,165	11,051,226	10,420,886
Realized investment gains (losses), net	11,446,279	1,431,936	(20,648)
Other income	2,277,350	1,261,495	926,212
	37,585,219	27,471,340	25,466,879

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life	20,108,067	17,589,143	18,942,272
Reinsurance benefits and claims	(2,073,179)	(1,716,499)	(2,268,869)
Annuity	1,117,766	1,064,808	1,111,998
Dividends to policyholders	932,723	938,891	980,306
Commissions and amortization of deferred
policy acquisition costs	(65,908)	(14,267)	309,776
Amortization of cost of insurance acquired	2,850,725	2,193,085	1,869,135
Operating expenses	6,453,648	5,516,566	5,312,747
Interest expense	234,125	0	77,453
	29,557,967	25,571,727	26,334,818

Income (loss) before income taxes
and minority interest	8,027,252	1,899,613	(867,939)
Income tax benefit (expense)	(1,949,607)	(158,408)	797,716
Minority interest in income
of consolidated subsidiaries	(2,207,925)	(480,982)	(205,394)

Net income (loss)	$3,869,720	$1,260,223	$(275,617)

Basic income (loss) per share from continuing
operations and net income (loss)	$1.00	$0.32	$(0.07)

Diluted income (loss) per share from continuing
operations and net income (loss)	$1.00	$0.32	$(0.07)

Basic weighted average shares outstanding	3,872,425	3,938,781	3,986,731

Diluted weighted average shares outstanding	3,872,425	3,938,781	3,986,731

UTG, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Three Years Ended December 31, 2006

	2006		2005		2004

Common stock
Balance, beginning of year	$3,902		$79,315		$80,008
Issued during year	0		120		289
Treasury shares acquired	(59)		(75)		(1,066)
Change in stated value	0		(75,458)		0
Reclassification under FAS 150	0		0		84
Balance, end of year	$3,843		$3,902		$79,315

Additional paid-in capital
Balance, beginning of year	$42,295,661		$42,590,820		$42,672,189
Issued during year	0		151,200		167,071
Treasury shares acquired	(481,971)		(521,817)		(297,991)
Change in stated value	0		75,458		0
Reclassification under FAS 150	0		0		49,551
Balance, end of year	$41,813,690		$42,295,661		$42,590,820

Retained earnings (accumulated deficit)
Balance, beginning of year	$(3,637,349)		$(4,897,572)		$(4,621,955)
Net income (loss)	3,869,720	$3,869,720	1,260,223	$1,260,223	(275,617)	$(275,617)
Balance, end of year	$232,371		$(3,637,349)		$(4,897,572)

Accumulated other comprehensive income
Balance, beginning of year	$4,655,238		$6,678,542		$1,566,397
Other comprehensive income (loss)
Unrealized holding gain (loss) on securities
net of minority interest and
reclassification adjustment and taxes	(1,678,750)	(1,678,750)	(2,023,304)	(2,023,304)	5,112,145	5,112,145
Comprehensive income (loss)		$2,190,970		$(763,081)		$4,836,528
Balance, end of year	$2,976,488		$4,655,238		$6,678,542

Total shareholders' equity, end of year	$45,026,392		$43,317,452		$44,451,105

UTG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Years Ended December 31, 2006

	2006	2005	2004
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income (loss)	$3,869,720	$1,260,223	$(275,617)
Adjustments to reconcile net income (loss) to net cash
used in operating activities net of changes in assets and liabilities resulting from the sales and purchases of subsidiaries:
Amortization/accretion of fixed maturities	391,013	606,914	604,608
Realized investment (gains) losses, net	(11,446,279)	(1,459,959)	20,648
Amortization of deferred policy acquisition costs	225,476	278,899	442,380
Amortization of cost of insurance acquired	2,850,725	2,193,085	1,869,135
Depreciation	1,801,507	2,206,023	1,617,116
Minority interest	2,207,925	480,982	205,394
Charges for mortality and administration
of universal life and annuity products	(9,197,484)	(9,097,858)	(9,281,555)
Interest credited to account balances	5,146,917	5,251,303	5,332,145
Policy acquisition costs deferred	0	(8,000)	(5,000)
Change in accrued investment income	(160,506)	139,421	283,159
Change in reinsurance receivables	291,582	455,527	527,926
Change in policy liabilities and accruals	1,976,884	1,017,812	1,073,108
Change in income taxes payable	1,599,104	157,111	(924,815)
Change in other assets and liabilities, net	(1,432,078)	(3,772,419)	(1,534,582)
Net cash used in operating activities	(1,875,494)	(290,936)	(45,950)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities held for sale	16,577,724	26,182,897	70,893,152
Fixed maturities matured	3,729,019	5,816,061	16,098,477
Equity securities	16,242,400	3,182,055	25,569
Mortgage loans	12,152,376	10,050,792	8,620,093
Real estate	20,984,831	876,594	314,157
Policy loans	3,698,261	3,803,491	2,757,989
Short-term	1,546,907	425,000	350,000
Total proceeds from investments sold and matured	74,931,518	50,336,890	99,059,437
Cost of investments acquired:
Fixed maturities held for sale	(39,037,210)	(6,496,673)	(76,377,916)
Fixed maturities	(2,506,647)	(1,474,140)	(1,513,700)
Equity securities	(7,355,487)	(1,606,543)	(8,033,052)
Mortgage loans	(7,306,094)	(26,109,670)	(2,626,540)
Real estate	(20,883,148)	(11,883,777)	(3,981,568)
Policy loans	(2,878,487)	(3,603,581)	(2,376,338)
Short-term	(1,557,655)	(428,221)	(353,061)
Total cost of investments acquired	(81,524,728)	(51,602,605)	(95,262,175)
Purchase of property and equipment	(1,468,660)	0	(20,548)
Net cash provided by (used in) investing activities	(8,061,870)	(1,265,715)	3,776,714

Cash flows from financing activities:
Policyholder contract deposits	7,940,954	8,481,796	9,015,637
Policyholder contract withdrawals	(6,401,947)	(6,209,958)	(7,215,183)
Proceeds from notes payable	24,190,081	1,500,000	2,275,000
Payments of principal on line of credit	(1,200,000)	(1,500,000)	(4,564,776)
Issuance of common stock	0	151,320	167,360
Purchase of treasury stock	(482,030)	(521,892)	(299,057)
Purchase of subsidiary	(21,079,555)	0	0
Cash of subsidiary at date of acquisition	3,238,327	0	0
Net cash provided by (used in) financing activities	6,205,830	1,901,266	(621,019)

Net increase (decrease) in cash and cash equivalents	(3,731,534)	344,615	3,109,745
Cash and cash equivalents at beginning of year	12,204,087	11,859,472	8,749,727
Cash and cash equivalents at end of year	$8,472,553	$12,204,087	$11,859,472

UTG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       ORGANIZATION - At December 31, 2006, the significant majority-owned subsidiaries of UTG, Inc were as depicted on the following organizational chart.

The Company’s significant accounting policies, consistently applied in the preparation of the accompanying consolidated financial statements, are summarized as follows.

    B.      NATURE OF OPERATIONS - UTG, Inc., is an insurance holding company, which sells individual life insurance products through its insurance subsidiaries.  The Company's principal market is the mid-western United States.  The Company’s dominant business is individual life insurance which includes the servicing of existing insurance business in force, the solicitation of new individual life insurance and the acquisition of other companies in the insurance business.

    C.       BUSINESS SEGMENTS - The Company has only one significant business segment – insurance.

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

              Real estate - investment real estate at cost less allowance for depreciation and, as appropriate, provisions for possible losses.  Accumulated depreciation on investment real estate was $ 593,877 and $ 4,444,729 as of December 31, 2006 and 2005, respectively.

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

    I.        FUTURE POLICY BENEFITS AND EXPENSES - The liabilities for traditional life insurance and accident and health insurance policy benefits are computed using a net level method.  These liabilities include assumptions as to investment yields, mortality, withdrawals, and other assumptions based on the life insurance subsidiary’s experience adjusted to reflect anticipated trends and to include provisions for possible unfavorable deviations.  The Company makes these assumptions at the time the contract is issued or, in the case of contracts acquired by purchase, at the purchase date.  Future policy benefits for individual life insurance and annuity policies are computed using interest rates ranging from 2% to 6% for life insurance and 3.0% to 9.25% for annuities.  Benefit reserves for traditional life insurance policies include certain deferred profits on limited-payment policies that are being recognized in income over the policy term.  Policy benefit claims are charged to expense in the period that the claims are incurred.  Current mortality rate assumptions are based on 1975-80 select and ultimate tables.  Withdrawal rate assumptions are based upon Linton B or Linton C, which are industry standard actuarial tables for forecasting assumed policy lapse rates.

              Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges.  Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances.  Interest crediting rates for universal life and interest sensitive products range from 4.0% to 5.5% for the years ended December 31, 2006, 2005 and 2004, respectively.

    J.        POLICY AND CONTRACT CLAIMS - Policy and contract claims include provisions for reported claims in process of settlement, valued in accordance with the terms of the policies and contracts, as well as provisions for claims incurred and unreported based on prior experience of the Company.  Incurred but not reported claims were $ 1,242,950 and $ 913,896 as of December 31, 2006 and 2005, respectively.

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

	2006	2005	2004
Cost of insurance acquired, beginning of year	$10,554,447	$12,747,532	$14,616,667
Acquired with acquisition of subsidiary	25,104,437	0	0
Interest accretion	3,426,178	3,739,918	4,002,245
Amortization	(6,276,903)	(5,933,003)	(5,871,380)
Net amortization	(2,850,725)	(2,193,085)	(1,869,135)
Cost of insurance acquired, end of year	$32,808,159	$10,554,447	$12,747,532

              Cost of insurance acquired was tested for impairment as part of the regular reporting process.  The fair value of the cost of insurance acquired was estimated using the expected present value of future cash flows.  No impairment loss was realized during any of the three years presented.

              Estimated net amortization expense of cost of insurance acquired for the next five years is as follows:

                                                                                           Interest                                     Net
                                                                                         Accretion      Amortization      Amortization

              2007                                                                   6,052,000        10,308,000          4,256,000
              2008                                                                   5,468,000          9,481,000          4,013,000
              2009                                                                   4,919,000          8,879,000          3,960,000
              2010                                                                   2,475,000          4,162,000          1,687,000
              2011                                                                   2,273,000          3,833,000          1,560,000

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

              The following table summarizes deferred policy acquisition costs and related data for the years shown.

	2006	2005	2004
Deferred, beginning of year	$1,414,364	$1,685,263	$2,122,643

Acquisition costs deferred:
Commissions	0	0	0
Other expenses	0	5,000	5,000
Total	0	5,000	5,000

Interest accretion	7,000	8,000	10,000
Amortization charged to income	(232,476)	(283,899)	(452,380)
Net amortization	(225,476)	(275,899)	(442,380)

Change for the year	(225,476)	(270,899)	(437,380)

Deferred, end of year	$1,188,888	$1,414,364	$1,685,263

              Estimated net amortization expense of deferred policy acquisition costs for the next five years is as follows:

	Interest		Net
	Accretion	Amortization	Amortization

2007	9,000	219,000	210,000
2008	8,000	206,000	198,000
2009	6,000	180,000	174,000
2010	5,000	99,000	94,000
2011	4,000	69,000	65,000

    M.      PROPERTY AND EQUIPMENT - Company-occupied property, data processing equipment and furniture and office equipment are stated at cost less accumulated depreciation of $ 2,542,750 and $ 6,587,036 at December 31, 2006 and 2005, respectively.  Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of three to thirty years.  Depreciation expense was $ 261,148, $ 250,795, and $ 298,021 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

P.       TREASURY SHARES - The Company holds 360,888 and 303,442 shares of common stock as treasury shares with a cost basis of $ 2,632,910 and $ 2,196,987 at December 31, 2006 and 2005, respectively.

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

    R.       PARTICIPATING INSURANCE - Participating business represents 8% and 19% of the ordinary life insurance in force at December 31, 2006 and 2005, respectively.  Premium income from participating business represents 33%, 21%, and 22% of total premiums for the years ended December 31, 2006, 2005 and 2004, respectively.  The amount of dividends to be paid is determined annually by the insurance subsidiary's Board of Directors.  Earnings allocable to participating policyholders are based on legal requirements that vary by state.

    S.       RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the 2006 presentation.  Such reclassifications had no effect on previously reported net income or shareholders' equity.

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

    U.      IMPAIRMENT OF LONG LIVED ASSETS - The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets may warrant revision or that the remaining balance of an asset may not be recoverable.  The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis.  In the opinion of management, no such impairment existed at December 31, 2006.

2. SHAREHOLDER DIVIDEND RESTRICTION

At December 31, 2006, substantially all of consolidated shareholders' equity represents net assets of UTG’s subsidiaries.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.  UG, AC and TI’s dividend limitations are described below.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus.  For the year ended December 31, 2006, UG had a statutory gain from operations of $ 5,162,322.  At December 31, 2006, UG's statutory capital and surplus amounted to $ 31,209,934.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  In 2006 and 2005, UG paid $ 5,100,000 and $ 0, of which $ 0 and $ 0 was considered to be an extraordinary dividend, respectively, to UTG.

AC and TI are Texas domiciled insurance companies, which requires five days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory earnings or b) 10% of statutory capital and surplus.  At December 31, 2006 AC and TI statutory shareholders' equity was $ 8,942,786 and $ 2,762,381, respectively.  At December 31, 2006, AC and TI statutory net income was $ 2,154,233 and $ 414,245, respectively.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  AC paid ordinary dividends of $ 605,000 in 2006.  TI did not pay any stockholder dividend during 2006.

3. INCOME TAXES

Until 1984, insurance companies were taxed under the provisions of the Life Insurance Company Income Tax Act of 1959 as amended by the Tax Equity and Fiscal Responsibility Act of 1982.  These laws were superseded by the Deficit Reduction Act of 1984.  All of these laws are based primarily upon statutory results with certain special deductions and other items available only to life insurance companies.  Under the provision of the pre-1984 life insurance company income tax regulations, a portion of “gain from operations” of a life insurance company was not subject to current taxation but was accumulated, for tax purposes, in a special tax memorandum account designated as “policyholders’ surplus account”.  Federal income taxes will become payable on this account at the then current tax rate when and if distributions to shareholders, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income maintained in the “shareholders surplus account”.   As part of the American Jobs Creation Act of 2004, Congress has authorized a limited opportunity for life insurance companies to recognize the balance in the “policyholders’ surplus account” and not pay any federal income tax.  This window of opportunity expired December 31, 2006.  During 2006, each of the insurance subsidiaries took advantage of this opportunity.  At December 31, 2006, none of the insurance subsidiaries had a balance remaining in the “policyholders’ surplus account”.

The companies of the group file separate federal income tax returns except for Acap Corporation, AC, TI and Imperial Plan, which file a consolidated life/non-life federal income tax return.

Life insurance company taxation is based primarily upon statutory results with certain special deductions and other items available only to life insurance companies.  Income tax expense (benefit) consists of the following components:

	2006	2005	2004
Current tax expense	$398,268	$21,368	$147,358
Deferred tax (benefit) expense	1,551,339	137,040	(945,074)
	$1,949,607	$158,408	$(797,716)

The net operating loss carryforwards for federal income tax purposes of UG were fully utilized in 2006.

The following table shows the reconciliation of net income to taxable income of UTG:

	2006	2005	2004
Net income (loss)	$3,869,720	$1,260,223	$(275,617)
Federal income tax provision	181,070	(24,254)	105,098
Loss (gain) of subsidiaries	(3,616,283)	(1,155,680)	803,662
Taxable income	$434,507	$80,289	$633,143

The expense or (credit) for income differed from the amounts computed by applying the applicable United States statutory rate of 35% before income taxes as a result of the following differences:

	2006	2005	2004
Tax computed at statutory rate	$2,809,538	$664,865	$(303,779)
Changes in taxes due to:
Tax reserve adjustment	0	0	(202,225)
Utilization of AMT credit carryforward	(163,039)	0	0
Utilization of capital loss carryforward	0	(327,467)	0
Dividend received deduction	(224,386)	(188,988)	(161,114)
Depreciation	163,130	0	0
Tax deferred acquisition costs	0	0	(134,324)
Minority interest	(772,774)	(168,344)	0
Utilization of net operating loss carryforward	396,899	0	0
Small company deduction	(293,804)	211,474	0
Other	34,043	(33,132)	3,726
Income tax expense (benefit)	$1,949,607	$158,408	$(797,716)

The following table summarizes the major components that comprise the deferred tax liability as reflected in the balance sheets:

	2006	2005
Investments	$4,988,293	$4,721,575
Cost of insurance acquired	11,482,856	3,694,056
Deferred policy acquisition costs	416,111	495,027
Management/consulting fees	(260,715)	(275,434)
Future policy benefits	984,029	(671,161)
Gain on sale of subsidiary	2,312,483	2,312,483
Net operating loss carry forward	0	(1,213,366)
Allowance for uncollectibles	(80,500)	0
Other liabilities	(934,503)	0
Federal tax DAC	(2,427,986)	(962,565)
Deferred tax liability	$16,480,068	$8,100,615

4.   ANALYSIS OF INVESTMENTS, INVESTMENT INCOME AND INVESTMENT GAIN

A.   NET INVESTMENT INCOME - The following table reflects net investment income by type of investment:

	December 31,
	2006	2005	2004
Fixed maturities and fixed maturities held for sale	$6,838,277	$6,661,648	$7,060,761
Equity securities	915,864	771,379	657,609
Mortgage loans	2,739,350	2,033,007	1,209,358
Real estate	5,500,005	7,473,698	5,335,530
Policy loans	580,961	860,240	918,562
Short-term investments	27,620	3,699	80,241
Cash	454,580	171,926	111,986
Total consolidated investment income	17,056,657	17,975,597	15,374,047
Investment expenses	(6,055,492)	(6,924,371)	(4,953,161)
Consolidated net investment income	$11,001,165	$11,051,226	$10,420,886

The following table summarizes the Company's fixed maturity holdings and investments held for sale by major classifications:

	Carrying Value
	2006	2005
Investments held for sale:
Fixed maturities
U.S. Government, government agencies and authorities	$39,455,915	$25,221,548
State, municipalities and political subdivisions	3,480,759	173,743
Collateralized mortgage obligations	118,641,593	72,306,120
Public utilities	6,097,151	0
All other corporate bonds	65,553,711	27,374,215
	$233,229,129	$125,075,626

Equity securities
Banks, trusts and insurance companies	$3,606,421	$4,609,529
Industrial and miscellaneous	12,699,170	19,964,730
	$16,305,591	$24,574,259

	Carrying Value
	2006	2005

Fixed maturities held to maturity:
U.S. Government, government agencies and authorities	$5,484,304	$6,014,103
State, municipalities and political subdivisions	688,679	1,453,227
Collateralized mortgage obligations	101,930	45,734
Public utilities	0	0
All other corporate bonds	0	0
	$6,274,913	$7,513,064

Securities of affiliate	$4,000,000	$4,000,000

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

The following table summarizes securities held, at amortized cost, that are below investment grade by major classification:

Below Investment Grade Investments	2006	2005
Public Utilities	$0	$0
CMO	1,678,714	11,449
Corporate	2,396,868	1,081,660
Total	$4,075,582	$1,093,109

B.   INVESTMENT SECURITIES

      The amortized cost and estimated market values of investments in securities including investments held for sale are as follows:

2006	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investments held for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$39,551,437	$277,642	$(373,164)	$39,455,915
States, municipalities and political subdivisions	3,460,863	25,213	(5,317)	3,480,759
Collateralized mortgage obligations	120,390,106	90,803	(1,839,315)	118,641,594
Public utilities	6,097,151	0	0	6,097,151
All other corporate bonds	65,555,098	294,100	(295,488)	65,553,710
	235,054,655	687,758	(2,513,284)	233,229,129
Equity securities	10,031,148	6,274,443	0	16,305,591
Total	$245,085,803	$6,962,201	$(2,513,284)	$249,534,720

Fixed maturities held to maturity:
U.S. Government and govt. agencies and authorities	$5,484,304	$0	$(72,899)	$5,411,405
States, municipalities and political subdivisions	688,679	39,339	0	728,018
Collateralized mortgage obligations	101,930	3,300	(280)	104,950
Public utilities	0	0	0	0
All other corporate bonds	0	0	0	0
Total	$6,274,913	$42,639	$(73,179)	$6,244,373

Securities of affiliate	$4,000,000	$0	$0	$4,000,000

2005	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investments held for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$25,660,210	$90,648	$(529,310)	$25,221,548
States, municipalities and political subdivisions	163,886	9,857	0	173,743
Collateralized mortgage obligations	74,086,345	15,004	(1,795,229)	72,306,120
Public utilities	0	0	0	0
All other corporate bonds	27,090,216	474,346	(190,347)	27,374,215
	127,000,657	589,855	(2,514,886)	125,075,626
Equity securities	15,098,815	9,475,444	0	24,574,259
Total	$142,099,472	$10,065,299	$(2,514,886)	$149,649,885

Fixed maturities held to maturity:
U.S. Government and govt. agencies and authorities	$6,014,103	$5,174	$(58,943)	$5,960,334
States, municipalities and political subdivisions	1,453,227	41,700	0	1,494,927
Collateralized mortgage obligations	45,734	390	(1,094)	45,030
Public utilities	0	0	0	0
All other corporate bonds	0	0	0	0
Total	$7,513,064	$47,264	$(60,037)	$7,500,291

Securities of affiliate	$4,000,000	$0	$0	$4,000,000

      The amortized cost and estimated market value of debt securities at December 31, 2006, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Held for Sale December 31, 2006	Amortized Cost	Estimated Market Value
Due in one year or less	$20,553,537	$20,632,791
Due after one year through five years	56,164,223	55,952,824
Due after five years through ten years	38,089,668	37,935,371
Due after ten years	28,355,085	28,325,954
Collateralized mortgage obligations	91,892,142	90,382,189
Total	$235,054,655	$233,229,129

Fixed Maturities Held to Maturity December 31, 2006	Amortized Cost	Estimated Market Value
Due in one year or less	$1,729,244	$1,727,088
Due after one year through five years	364,538	369,839
Due after five years through ten years	4,102,294	4,066,469
Due after ten years	47,592	50,011
Collateralized mortgage obligations	31,245	30,966
Total	$6,274,913	$6,244,373

      An analysis of sales, maturities and principal repayments of the Company's fixed maturities portfolio for the years ended December 31, 2006, 2005 and 2004 is as follows:

Year ended December 31, 2006	Cost or Amortized Cost	Gross Realized Gains	Gross Realized Losses	Proceeds From Sale
Scheduled principal repayments, Calls and tenders:
Held for sale	$14,214,020	$0	$0	$14,214,020
Held to maturity	3,715,892	0	0	3,715,892
Sales:
Held for sale	2,363,638	11,229	(11,163)	2,363,704
Held to maturity	13,314	0	(187)	13,127
Total	$20,306,864	$11,229	$(11,350)	$20,306,743

Year ended December 31, 2005	Cost or Amortized Cost	Gross Realized Gains	Gross Realized Losses	Proceeds From Sale
Scheduled principal repayments, Calls and tenders:
Held for sale	$15,114,740	$9,682	$0	$15,124,422
Held to maturity	5,801,888	2,300	(9,125)	5,795,063
Sales:
Held for sale	11,124,418	15,077	(60,022)	11,079,473
Held to maturity	0	0	(0)	0
Total	$32,041,046	$27,059	$(69,147)	$31,998,958

Year ended December 31, 2004	Cost or Amortized Cost	Gross Realized Gains	Gross Realized Losses	Proceeds From Sale
Scheduled principal repayments, Calls and tenders:
Held for sale	$25,119,862	$8,062	$(2,098)	$25,125,826
Held to maturity	16,099,278	0	(801)	16,098,477
Sales:
Held for sale	45,840,981	278,896	(352,551)	45,767,326
Held to maturity	0	0	(0)	0
Total	$87,060,121	$286,958	$(355,450)	$86,991,629

      Annually, the Company completes an analysis of sales of securities held to maturity to further assess the issuer’s creditworthiness of fixed maturity holdings.

C.   INVESTMENTS ON DEPOSIT - At December 31, 2006, investments carried at approximately $ 9,277,000 were on deposit with various state insurance departments.

5.   DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The financial statements include various estimated fair value information at December 31, 2006 and 2005, as required by Statement of Financial Accounting Standards 107, Disclosure about Fair Value of Financial Instruments (SFAS 107).  Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company.

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

The estimated fair values of the Company's financial instruments required to be valued by SFAS 107 are as follows as of December 31:

	2006		2005
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed maturities	$6,274,913	$6,244,373	$7,513,064	$7,500,291
Fixed maturities held for sale	233,229,129	233,229,129	125,075,626	125,075,626
Equity securities	16,305,591	16,305,591	24,574,259	24,574,259
Securities of affiliate	4,000,000	4,000,000	4,000,000	4,000,000
Mortgage loans on real estate	32,015,446	32,015,446	36,781,293	36,358,308
Policy loans	15,931,525	15,931,525	12,644,838	12,644,838
Short-term investments	47,879	47,879	42,116	42,116
Liabilities
Notes payable	22,990,081	22,990,081	0	0

6.   STATUTORY EQUITY AND INCOME FROM OPERATIONS

The Company's insurance subsidiaries are domiciled in Ohio and Texas.  The insurance subsidiaries prepare their statutory-based financial statements in accordance with accounting practices prescribed or permitted by the respective insurance department.  These principles differ significantly from accounting principles generally accepted in the United States of America.  "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC).  "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, from company to company within a state, and may change in the future.  UG's total statutory shareholders' equity was approximately $ 31,210,000 and $ 25,646,000 at December 31, 2006 and 2005, respectively.  UG reported a statutory operating income (loss) before taxes (exclusive of inter-company dividends) of approximately $ 5,162,000, $ 5,114,000 and $ (762,000) for 2006, 2005 and 2004, respectively.  AC's total statutory shareholders' equity was approximately $ 8,943,000 at December 31, 2006. TI's total statutory shareholders' equity was approximately $ 2,762,000 December 31, 2006.

7.       REINSURANCE

As is customary in the insurance industry, the insurance subsidiaries cede insurance to, and assume insurance from, other insurance companies under reinsurance agreements.  Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk.  The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it.  However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies.  The Company sets a limit on the amount of insurance retained on the life of any one person.  The Company will not retain more than $ 125,000, including accidental death benefits, on any one life.  At December 31, 2006, the Company had gross insurance in force of $ 2.270 billion of which approximately $ 591 million was ceded to reinsurers.

The Company's reinsured business is ceded to numerous reinsurers.  The Company monitors the solvency of its reinsurers in seeking to minimize the risk of loss in the event of a failure by one of the parties.  The primary reinsurers of the Company are large, well capitalized entities.

Currently, UG is utilizing reinsurance agreements with Optimum Re Insurance Company, (Optimum) and Swiss Re Life and Health America Incorporated (SWISS RE).  Optimum and SWISS RE currently hold an “A-” (Excellent), and "A+" (Superior) rating, respectively, from A.M. Best, an industry rating company.  The reinsurance agreements were effective December 1, 1993, and covered most new business of UG.  The agreements are a yearly renewable term (YRT) treaty where the Company cedes amounts above its retention limit of $ 100,000 with a minimum cession of $ 25,000.

In addition to the above reinsurance agreements, the UG entered into reinsurance agreements with Optimum Re Insurance Company (Optimum) during 2004 to provide reinsurance on new products released for sale in 2004.  The agreements are yearly renewable term (YRT) treaties where UG cedes amounts above its retention limit of $100,000 with a minimum cession of $25,000 as has been a practice for the last several years with its reinsurers.  Also, effective January 1, 2005, Optimum became the reinsurer of 100% of the accidental death benefits (ADB) in force of UG.  This coverage is renewable annually at the Company’s option.  Optimum specializes in reinsurance agreements with small to mid-size carriers such as UG.  Optimum currently holds an “A-” (Excellent) rating from A.M. Best.

UG entered into a coinsurance agreement with Park Avenue Life Insurance Company (PALIC) effective September 30, 1996.  Under the terms of the agreement, UG ceded to PALIC substantially all of its then in-force paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  PALIC and its ultimate parent  The Guardian Life Insurance Company of America (Guardian), currently holds an "A+" (Superior) rating from A.M. Best.  The PALIC agreement accounts for approximately 67% of UG’s reinsurance reserve credit, as of December 31, 2006.

On September 30, 1998, UG entered into a coinsurance agreement with The Independent Order of Vikings, an Illinois fraternal benefit society (IOV).  Under the terms of the agreement, UG agreed to assume, on a coinsurance basis, 25% of the reserves and liabilities arising from all in-force insurance contracts issued by the IOV to its members.  At December 31, 2006, the IOV insurance in-force assumed by UG was approximately $ 1,670,000, with reserves being held on that amount of approximately $ 391,000.

On June 1, 2000, UG assumed an already existing coinsurance agreement, dated January 1, 1992, between Lancaster Life Reinsurance Company (LLRC), an Arizona corporation and Investors Heritage Life Insurance Company (IHL), a corporation organized under the laws of the Commonwealth of Kentucky.  Under the terms of the agreement, LLRC agreed to assume from IHL a 90% quota share of new issues of credit life and accident and health policies that have been written on or after January 1, 1992 through various branches of the First Southern National Bank.  The maximum amount of credit life insurance that can be assumed on any one individual’s life is $ 15,000.  UG assumed all the rights and obligations formerly held by LLRC as the reinsurer in the agreement.  LLRC liquidated its charter immediately following the transfer.  At December 31, 2006, the IHL agreement has insurance in-force of approximately $ 2,308,000, with reserves being held on that amount of approximately $ 32,000.

At December 31, 1992, AC entered into a reinsurance agreement with Canada Life Assurance Company (“the Canada Life agreement”) that fully reinsured virtually all of its traditional life insurance policies.  The reinsurer’s obligations under the Canada Life agreement were secured by assets withheld by AC representing policy loans and deferred and uncollected premiums related to the reinsured policies.  AC continues to administer the reinsured policies, for which it receives an expense allowance from the reinsurer.  At December 31, 2006, the Canada Life greement has insurance in-force of approximately $ 86,594,000, with reserves being held on that amount of approximately $ 42,409,000.

During 1997, AC acquired 100% of the policies in force of World Service Life Insurance Company through a combination of assumption reinsurance and coinsurance.  While 91.42% of the acquired policies are coinsured under the Canada Life agreement, AC did not coinsure the balance of the policies.  AC retains the administration of the reinsured policies, for which it receives an expense allowance from the reinsurer.  Canada Life currently holds an "A+" (Superior) rating from A.M. Best.

During 1998, American Capitol closed a coinsurance transaction with Universal Life Insurance Company (“Universal”). Pursuant to the coinsurance agreement, American Capitol coinsured 100% of the individual life insurance policies of Universal in force at January 1, 1998.  At December 31, 2006, the Universal agreement has insurance in-force of approximately $ 15,768,000, with reserves being held on that amount of approximately $ 5,251,000.

All reinsurance for TI is with a single, unaffiliated reinsurer, Hannover Life Reassurance (Ireland) Limited ("Hannover"), secured by a trust account containing letters of credit totaling $1,009,981, granted in favor of TI.  TI administers the reinsurance policies, for which it receives an expense allowance from Hannover.  The aggregate reduction in surplus of termination of this reinsurance agreement, by either party, as of December 31, 2005 is $699,667.  Hannover currently holds an “A” (Excellent) rating by A.M. Best.  At December 31, 2006, the Hannover agreement has insurance in-force of approximately $ 25,913,000, with reserves being held on that amount of approximately $ 502,000.

On December 31, 2006, the AC and TI entered into 100% coinsurance agreements whereby each company ceded all of its A&H business to an unaffiliated reinsurer, Reserve National Insurance Company (Reserve National).  As part of the agreement, the Company remains contingently liable for claims incurred prior to the effective date of the agreement, for a period of one year.  At the end of the one year period, an accounting of these claims shall be produced.  Any difference in the actual claims to the claim reserve liability transferred shall be refunded to / paid by the Company.  Reserve National currently holds an “A-“ (Excellent) rating by A.M. Best.

The Company does not have any short-duration reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2006, 2005 and 2004 were as follows:

	Shown in thousands
	2006 Premiums Earned	2005 Premiums Earned	2004 Premiums Earned
Direct	$15,450	$16,357	$17,238
Assumed	65	42	38
Ceded	(2,655)	(2,672)	(3,036)
Net premiums	$12,860	$13,727	$14,240

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

In June 2002, the Company entered into a five-year contract with Fiserv for services related to its purchase of the “ID3” software system.  The contract was amended during 2006 for a five year period ended 2011.  Under the contract, the Company is required to pay $ 8,333 per month in software maintenance costs and a per-policy charge in offsite data center costs, with a minimum of $ 14,000 per month, for a five-year period from the date of the agreement.

In December 2006, the Company entered into an agreement with the certain individual shareholders of Acap.  This agreement allows the Company (through a put option arrangement) to buy up to 264 shares of common stock of Acap at any time between the date of the agreement and December 2007.  The price of the share purchase was determined by a pre-set formula, which the Company believes approximates fair value, at the time such shares might be put.

On December 31, 2006, the Company entered into a 100% coinsurance agreement whereby the insurance subsidiaries, AC and TI, ceded all of their A&H business to an unaffiliated third party.  As part of the agreement, AC and TI remain contingently liable for claims incurred prior to the effective date of the agreement, for a period of one year.  At the end of the one year period, an accounting of these claims shall be produced.  Any difference in the actual claims to the claim reserve liability transferred shall be refunded to / paid by AC and TI.

In the normal course of business the Company is involved from time to time in various legal actions and other state and federal proceedings.  There were no proceedings pending or threatened as of December 31, 2006.

9.       RELATED PARTY TRANSACTIONS

On July 1, 2005, United Trust Group, Inc., an Illinois corporation, merged with and into its wholly-owned subsidiary, UTG, Inc. (UTG), a Delaware corporation, for the purpose of effecting a change in the Company’s state of incorporation from Illinois to Delaware.  The merger was effected pursuant to that certain Agreement and Plan of Merger dated as of April 4, 2005, which was approved by the boards of directors of both UTG and United Trust Group, Inc.  The merger was approved by the holders of two-thirds of the outstanding shares of common stock of United Trust Group, Inc. at the 2005 annual meeting of shareholders on June 15, 2005, and by the sole stockholder of UTG, Inc. on June 15, 2005.

On September 1, 2004, UTG contributed the common stock of its wholly-owned subsidiary, North Plaza, to its life insurance subsidiary, UG.  The contribution, which received prior approval by the regulatory authorities, increased the capital of UG by $ 7,857,794.

On February 20, 2003, UG purchased $ 4,000,000 of a trust preferred security offering issued by FSBI.  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%.  The Company received $ 264,219, $ 264,219 and $ 264,842 of dividends in 2006, 2005 and 2004, respectively.

As part of the acquisition of Acap on December 8, 2006, UTG loaned $ 3,357,000 to Acap.  Acap used the proceeds for the repayment of existing debt with an unaffiliated financial institution and to retire all of its outstanding preferred stock.  The terms of the inter-company loan mirror the interest rate and repayment requirements of the debt with First Tennessee Bank National Association.

During June 2003, UG entered into a lease agreement with Bandyco, LLC, an affiliated entity, for a one-sixth interest in an aircraft.  Bandyco, LLC is affiliated with Ward F. Correll, who is a director of the Company.  The lease term is for a period of five years at a total cost of $ 523,831 per year.  The Company is responsible for its share of annual non-operational costs, in addition to the operational costs as are billable for specific use.  In addition, UG has a 27.5% interest in a second plane with Bandyco, LLC.  The Company is responsible for its share of annual non-operational costs, in addition to the operational costs as are billable for specific use.

On March 26, 2002, the Board of Directors of UTG adopted, and on June 11, 2002, the shareholders of UTG approved, the UTG, Inc. Employee and Director Stock Purchase Plan (See Note 10.A. to the consolidated financial statements).

On January 1, 1993, UTG entered an agreement with UG pursuant to which UTG provided management services necessary for UG to carry on its business.  UG paid $ 5,875,133, $ 5,054,918 and $ 5,625,451 to UTG in 2006, 2005 and 2004, respectively, under this arrangement.

During December 2006, UTG entered into administrative services and cost sharing agreements with its new subsidiaries, AC and TI.  These agreements will be effective for the year beginning January 1, 2007.

Respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

UG from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services UG's mortgage loans including those covered by the participation agreements.  UG pays a .25% servicing fee on these loans and a one time fee at loan        origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.  UG paid $ 93,288, $ 76,970 and $ 45,468 in servicing fees and $ 23,214, $ 112,109 and $ 0 in origination fees to FSNB during 2006, 2005 and 2004, respectively.

The Company reimbursed expenses incurred by Mr. Jesse T. Correll and Mr. Randall L. Attkisson relating to travel and other costs incurred on behalf of or relating to the Company.  The Company paid $ 85,576, $ 68,318 and $ 50,098 in 2006, 2005 and 2004, respectively to First Southern Bancorp, Inc. in reimbursement of such costs.  In addition, beginning in 2001, the Company began reimbursing FSBI a portion of salaries and pension costs for Mr. Correll and Mr. Attkisson.  The reimbursement was approved by the UTG Board of Directors and totaled $ 173,863, $ 160,272 and $ 160,440 in 2006, 2005 and 2004, respectively, which included salaries and other benefits.

On October 1, 2005, a partnership investment of HVP was extended a $ 5,000,000 promissory note from First Southern National Bank.  The note is due three-years from the date of issue.  Borrowings under the note bear interest at the rate of one percent in excess of the prime rate as published in the Wall Street Journal.  At December 31, 2006, the Company had $ 5,000,000 outstanding borrowings attributable to this note.

On October 1, 2005, a partnership investment of HVP was extended a $ 2,000,000 promissory note from First Southern National Bank.  The note is due three-years from the date of issue.  Borrowings under the note bear interest at the rate of one percent in excess of the prime rate as published in the Wall Street Journal.  At December 31, 2006, the Company had $ 2,000,000 outstanding borrowings attributable to this note.

On February 21, 2006, a partnership investment of HVP was extended a $ 1,000,000 promissory note from First Southern National Bank.  The note is due October 31, 2008.  Borrowings under the note bear interest at the rate of one percent in excess of the prime rate as published in the Wall Street Journal.  At December 31, 2006, the Company had $ 1,000,000 outstanding borrowings attributable to this note.

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

The purchase price of shares repurchased under the stock restriction and buy-sell agreement shall be computed, on a per share basis, equal to the sum of (i) the original purchase price(s) paid to acquire such shares from the Holding Company at the time they were sold pursuant to the Plan and (ii) the consolidated statutory net earnings (loss) per share of such shares during the period from the end of the month next preceding the month in which such shares were acquired pursuant to the plan, to the end of the month next preceding the month in which the closing sale of such shares to UTG occurs.  The consolidated statutory net earnings per Share shall be computed as the net income of the Holding Company and its subsidiaries on a consolidated basis in accordance with statutory accounting principles applicable to insurance companies, as computed by the Holding Company, except that earnings of insurance companies or block of business acquired after the original plan date, November 1, 2002, shall be adjusted to reflect the amortization of intangibles established at the time of acquisition in accordance with generally accepted accounting principles (GAAP), less any dividends paid to shareholders. The calculation of net earnings per Share shall be performed on a monthly basis using the number of common shares of the Holding Company outstanding as of the end of the reporting period. The purchase price for any Shares purchased hereunder shall be paid in cash within 60 days from the date of purchase subject to the receipt of any required regulatory approvals as provided in the Agreement.
The original issue price of shares at the time this program began was established at $12.00 per share.  Through March 1, 2007, UTG had 101,494 shares outstanding that were issued under this program.  At December 31, 2006, shares under this program have a value of $14.29 per share pursuant to the above formula.

B.   STOCK REPURCHASE PROGRAM

On June 5, 2001, the Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of up to $ 1 million of UTG's common stock.  On June 16, 2004, an additional $ 1 million was authorized for repurchasing shares.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are generally limited to a maximum per share price of $8.00.  Through March 1, 2007, UTG has spent $ 2,485,778 in the acquisition of 365,445 shares under this program.

C.   EARNINGS PER SHARE CALCULATIONS

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations as presented on the income statement.

	For the year ended December 31, 2006
	Income(Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$3,869,720	3,872,425	$1.00

Effect of Dilutive Securities
Options	0	0

Diluted EPS
Income available to common shareholders and assumed conversions	$3,869,720	3,872,425	$1.00

	For the year ended December 31, 2005
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$1,260,223	3,938,781	$0.32

Effect of Dilutive Securities
Options	0	0

Diluted EPS
Income available to common shareholders and assumed conversions	$1,260,223	3,938,781	$0.32

	For the year ended December 31, 2004
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$(275,617)	3,986,731	$(0.07)

Effect of Dilutive Securities
Options	0	0

Diluted EPS
Income available to common shareholders and assumed conversions	$(275,617)	3,986,731	$(0.07)

In accordance with Statement of Financial Accounting Standards No. 128, the computation of diluted earnings per share is the same as basic earnings per share for the years ending December 31, 2006, 2005 and 2004, since any assumed conversion, exercise, or contingent issuance of securities would have an anti-dilutive effect on earnings per share.

11.  NOTES PAYABLE

On December 8, 2006, UTG borrowed funds from First Tennessee Bank National Association through execution of an $ 18,000,000 promissory note.  The note is secured by the pledge of 100% of the common stock of UG.  The promissory note carries a variable rate of interest based on the 3 month LIBOR rate plus 180 basis points.  The initial rate was 7.15%.  Interest is payable quarterly.  Principal is payable annually beginning at the end of the second year in five installments of $ 3,600,000.  The loan matures on December 7, 2012.  The Company borrowed $15,700,278 and repayments of $ 700,000 in 2006.  The remaining available balance can be drawn any time over the next twelve months and is anticipated to be utilized in the purchase of the stock put option shares as they may be presented to UTG, Inc. for purchase.

In addition to the above promissory note, First Tennessee Bank National Association also provided UTG. with a $ 5,000,000 revolving credit note.  This note is for a one-year term and may be renewed by consent of both parties.  The credit note is to provide operating liquidity for UTG, Inc. and replaces a previous line of credit provided by Southwest Bank.  Interest bears the same terms as the above promissory note.  The collateral held on the above note also secures this credit note.  UTG, Inc. has no borrowings against this note at this time.

On June 1, 2005, UG was extended a $ 3,300,000 line of credit from the FNBT.  The LOC is for a one-year term from the date of issue.  The interest rate on the LOC is variable and indexed to be the lowest of the U.S. prime rates as published in the Wall Street Journal, with any interest rate adjustments to be made monthly.  During 2006 and 2005, UG had borrowings from the LOC of $ 500,000 and $ 1,500,000 and repayments of $ 500,000 and $ 1,500,000, respectively.  At December 31, 2006, and 2005 the Company had no outstanding borrowings attributable to this LOC.

On April 1, 2002, UTG was extended a $ 5,000,000 line of credit from Southwest Bank of St. Louis.  The LOC expired one-year from the date of issue and was renewed for additional terms.  As collateral for any draws under the line of credit, UTG pledged 100% of the common stock of its insurance subsidiary, UG.  Borrowings under the LOC bear interest at the rate of .25% in excess of Southwest Bank of St. Louis’ prime rate.  At December 31, 2005, the Company had no outstanding borrowings attributable to this LOC.  During October 2006, the LOC was terminated by the Company and the corresponding collateral was released by Southwest Bank of St. Louis.

AC and TI each have a line of credit in place through Frost National Bank for $210,000 and $160,000, respectively.  These lines have been in place since 2004.  The lines are for one year terms, interest payable quarterly at a floating interest rate which is the Lender’s prime rate.  Principal is due upon maturity.  The lines are to provide additional short term operating liquidity to the two companies.  At December 31, 2006, there are no outstanding balances on either of these lines of credit.

On October 1, 2005, a partnership investment of HVP was extended a $ 5,000,000 promissory note from First Southern National Bank.  The note is due three-years from the date of issue.  Borrowings under the note bear interest at the rate of one percent in excess of the prime rate as published in the Wall Street Journal.  At December 31, 2006, the Company had $ 5,000,000 outstanding borrowings attributable to this note.

On October 1, 2005, a partnership investment of HVP was extended a $ 2,000,000 promissory note from First Southern National Bank.  The note is due three-years from the date of issue.  Borrowings under the note bear interest at the rate of one percent in excess of the prime rate as published in the Wall Street Journal.  At December 31, 2006, the Company had $ 2,000,000 outstanding borrowings attributable to this note.

On February 21, 2006, a partnership investment of HVP was extended a $ 1,000,000 promissory note from First Southern National Bank.  The note is due October 31, 2008.  Borrowings under the note bear interest at the rate of one percent in excess of the prime rate as published in the Wall Street Journal.  At December 31, 2006, the Company had $ 1,000,000 outstanding borrowings attributable to this note.

The consolidated scheduled principal reductions on the notes payable for the next five years are as follows:

                                    Year                                                Amount
                                    2007                                         $               0
                                    2008                                           10,900,000
                                    2009                                             3,600,000
                                    2010                                             3,600,000
                                    2011                                             3,600,000

12.  OTHER CASH FLOW DISCLOSURES

On a cash basis, the Company paid $ 1,469, $13, and $ 77,453 in interest expense for the years 2006, 2005 and 2004, respectively.  The Company paid $ 503,214, $ 0, and $ 110,000 in federal income tax for 2006, 2005 and 2004, respectively.

At December 31, 2005, the Company acquired $ 283,173 in equity investments for which the cash had not yet been paid.  The payable for these securities is included in the line item “Other liabilities” on the consolidated balance sheet.

13.  CONCENTRATIONS

The Company maintains cash balances in financial institutions that at times may exceed federally insured limits.  The Company maintains its primary operating cash accounts with First Southern National Bank, an affiliate of the largest shareholder of UTG, Mr. Jesse T. Correll, the Company’s CEO and Chairman.  In aggregate at December 31, 2006, these accounts hold approximately $ 10,985 for which there are no pledges or guarantees outside FDIC insurance limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Because UTG serves primarily individuals located in three states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of December 31, 2006, approximately 55% of our total direct premium was collected from Ohio, Illinois and West Virginia.  Thus, results of operations are heavily dependent upon the strength of these economies.

14.  NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments – An amendment of FASB Statements No. 133 and 140.  The statement improves the financial reporting by eliminating the exemption from applying Statement 133 to interest in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instrument.  The statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company will account for all qualifying financial instruments in accordance with the requirements of Statement No. 155, should this apply.

The FASB also issued Statement No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.  The statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if possible.  The statement permits, but does not require, the subsequent measurement of servicing assets and liabilities at fair value.  The statement is effective for fiscal years beginning after September 15, 2006.  The Company will account for all separately recognized servicing assets and servicing liabilities in accordance with the requirements of Statement No. 156, should this apply.

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

The FASB also issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).  The statement requires that an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan, the component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as current costs, and disclose additional information in the notes regarding certain effects on net periodic benefit costs for the next fiscal year.  The statement is effective for fiscal years ending after December 15, 2006.  The adoption of Statement 158 does not currently affect the Company’s financial position or results of operations, since the Company does not have any defined benefit pension plans.

15.  ACQUISITION OF ACAP CORPORATION

Pursuant to the terms of a stock purchase agreement, on December 8, 2006, the Company completed an agreement to purchase a majority of the issued and outstanding common stock of Acap Corporation (“Acap”).  Acap is a Delaware corporation which owns 100% of the issued and outstanding stock of American Capitol Insurance Company (AC), a Texas life insurance company, which in turn owns 100% of the issued and outstanding stock of Texas Imperial Life Insurance Company (TI) and Imperial Plan, Inc (IP).

At the closing of the Agreement, the Company purchased a total of 1,843 shares of common stock of Acap for an aggregate purchase price of $17,593,278.

In addition, the Company entered into stock put option agreements under which certain individuals will have the opportunity to sell to UTG up to 264 shares of common stock of Acap during the period ending December 16, 2007.  The purchase price for shares under the stock put option agreements will be the same as under the Agreement.  In December 2006, eight shares under the stock put option agreements were presented and purchased by the Company.

In addition, the Company loaned Acap $ 3,357,000, which was required to retire certain indebtedness of Acap and to redeem all of Acap’s outstanding preferred stock at the closing of the Agreement.

Assuming the Company purchases all of the shares of Acap common stock that may be purchased under the stock put option agreements, the Company will have acquired 72.8% of the outstanding shares of common stock of Acap, and the total cost of the transaction to the Company (including the loan to Acap for the payment of Acap indebtedness and redemption of Acap preferred stock) was $24 million, which was paid in cash.

The acquisition of Acap is summarized as follows:

Assets acquired:
Investments	$5,970,516
Policy loans	4,106,461
Cash and cash equivalents	3,238,327
Reinsurance on future policy benefits	42,250,714
Cost of insurance acquired	25,104,437
All other	2,306,434
162,976,889

Future policy benefits	116,991,161
Notes payable	3,357,000
Deferred taxes	8,160,832
All Other	6,803,588
Minority interest	9,994,661
145,307,242

$17,669,647

The following table summarizes certain unaudited operating results of UTG as though the acquisition of Acap had taken place on January 1, 2006 and 2005 respectively.

	2006	2005
Total revenues	$44,115,000	$43,255,000
Operating income	4,607,000	2,897,000
Net income	4,607,000	2,897,000
Net income per common share	1.17	.73

16.  COMPREHENSIVE INCOME

		Tax
	Before-Tax	(Expense)	Net of Tax
2006	Amount	or Benefit	Amount

Unrealized holding losses during
period	$(20,192,352)	$7,067,323	$(13,125,029)
Less: reclassification adjustment
for gains realized in net income	17,609,660	6,163,381	11,446,279
Net unrealized losses	(2,582,692)	903,942	(1,678,750)
Other comprehensive deficit	$(2,582,692)	$903,942	$(1,678,750)

		Tax
	Before-Tax	(Expense)	Net of Tax
2005	Amount	or Benefit	Amount

Unrealized holding losses during
period	$(5,315,754)	$1,860,514	$(3,455,240)
Less: reclassification adjustment
for losses realized in net income	2,202,978	(771,042)	1,431,936
Net unrealized losses	(3,112,775)	1,089,471	(2,023,304)
Other comprehensive deficit	$(3,112,775)	$1,089,471	$(2,023,304)

		Tax
	Before-Tax	(Expense)	Net of Tax
2004	Amount	or Benefit	Amount

Unrealized holding gains during
period	$7,896,605	$(2,763,812)	$5,132,793
Less: reclassification adjustment
for gains realized in net income	(31,766)	(11,118)	(20,648)
Net unrealized gains	7,864,838	(2,752,693)	5,112,145
Other comprehensive income	$7,864,838	$(2,752,693)	$5,112,145

In 2006, 2005 and 2004, the Company established a deferred tax liability of $ 1,541,623, $ 2,970,111 and $ 3,555,787 respectively, for the unrealized gains based on the applicable United States statutory rate of 35%.

17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2006
	1st	2nd	3rd	4th
Premiums and policy fees, net	$3,427,772	$3,561,728	$3,170,033	$2,700,892
Net investment income	2,539,174	2,803,703	2,434,510	3,223,778
Total revenues	9,829,289	6,751,103	13,843,092	7,161,735
Policy benefits including dividends	5,097,102	6,261,394	4,280,808	4,446,083
Commissions and amortization of DAC and COI	616,517	617,475	829,880	720,945
Operating expenses	1,724,197	1,385,837	1,848,120	1,495,494
Operating income	2,391,473	(1,513,603)	6,884,284	265,098
Net income	1,679,322	(798,126)	2,033,778	954,746
Basic earnings per share	0.43	(0.21)	0.53	0.25
Diluted earnings per share	0.43	(0.21)	0.53	0.25

	2005
	1st	2nd	3rd	4th
Premiums and policy fees, net	$3,512,695	$3,521,237	$3,389,342	$3,303,409
Net investment income	2,433,259	2,356,705	2,587,341	3,673,921
Total revenues	6,196,733	7,419,034	5,354,586	8,500,987
Policy benefits including dividends	5,091,826	3,777,730	4,769,952	4,236,835
Commissions and amortization of DAC and COI	482,934	387,478	574,929	733,477
Operating expenses	1,256,884	1,622,680	1,309,983	1,325,404
Operating income (loss)	(634,924)	1,631,146	(1,301,880)	2,205,271
Net income (loss)	(546,568)	1,395,033	(1,248,416)	1,660,174
Basic earnings (loss) per share	(0.14)	0.35	(0.32)	0.43
Diluted earnings (loss) per share	(0.14)	0.35	(0.32)	0.43
	2004
	1st	2nd	3rd	4th
Premiums and policy fees, net	$3,874,145	$3,671,667	$3,389,672	$3,204,945
Net investment income	1,831,077	2,734,854	2,865,198	2,989,757
Total revenues	5,833,347	6,607,203	6,429,302	6,597,027
Policy benefits including dividends	5,172,042	4,923,292	4,467,013	4,203,360
Commissions and amortization of DAC and COI	493,284	505,872	544,678	635,077
Operating expenses	1,397,448	1,432,013	1,319,472	1,163,814
Operating income	(1,255,061)	(278,683)	71,029	594,776
Net income (loss)	(874,195)	66,841	141,264	390,473
Basic earnings (loss) per share	(0.22)	0.02	0.04	0.09
Diluted earnings (loss) per share	(0.22)	0.02	0.04	0.09

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF UTG

The Board of Directors

In accordance with the laws of Delaware and the Certificate of Incorporation and Bylaws of UTG, as amended, UTG is managed by its executive officers under the direction of the Board of Directors.  The Board elects executive officers, evaluates their performance, works with management in establishing business objectives and considers other fundamental corporate matters, such as the issuance of stock or other securities, the purchase or sale of a business and other significant corporate business transactions.  In the fiscal year ended December 31, 2006, the Board met 5 times.  All directors attended at least 75% of all meetings of the board except Mr. Thomas Darden.

The Board of Directors has an Audit Committee consisting of Messrs. Perry, Albin, and Brinck. The Audit Committee performs such duties as outlined in the Company’s Audit Committee Charter.  The Audit Committee reviews and acts or reports to the Board with respect to various auditing and accounting matters, the scope of the audit procedures and the results thereof, internal accounting and control systems of UTG, the nature of services performed for UTG and the fees to be paid to the independent auditors, the performance of UTG's independent and internal auditors and the accounting practices of UTG.  The Audit Committee also recommends to the full Board of Directors the auditors to be appointed by the Board.  The Audit Committee met four timesin 2006.

The Board has reviewed the qualifications of each member of the audit committee and determined no member of the committee meets the definition of a “financial expert”.  The Board concluded however, that each member of the committee has a proven track record as a successful businessman, each operating their own company and their experience as businessmen provide a knowledge base and experience adequate for participation as a member of the committee.

The compensation of UTG's executive officers is determined by the full Board of Directors (see report on Executive Compensation).

Under UTG’s By-Laws, the Board of Directors should be comprised of at least six and no more than eleven directors.  At December 31, 2006, the Board consisted of ten directors.  Shareholders elect Directors to serve for a period of one year at UTG’s Annual Shareholders’ meeting.

Directors and officers of UTG file periodic reports regarding ownership of Company securities with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 as amended, and the rules promulgated thereunder.  During 2006, UTG is not aware of any individuals who filed late.

Audit Committee Report to Shareholders

In connection with the December 31, 2006 financial statements, the audit committee: (1) reviewed and discussed the audited financial statements with management; (2) discussed with the auditors the matters required by Statement on Auditing Standards No. 61; and (3) received and discussed with the auditors the matters required by Independence Standards Board Statement No.1.  Based upon these reviews and discussions, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K filed with the SEC.

William W. Perry - Committee Chairman
John S. Albin
Joseph A. Brinck, II

The following information with respect to business experience of the Board of Directors has been furnished by the respective directors or obtained from the records of UTG.

Directors

Name, Age                   Position with the Company, Business Experience and Other Directorships

John S. Albin, 78                      Director of UTG since 1984; farmer in Douglas and Edgar counties, Illinois, since 1951; Chairman of the Board of Longview State Bank from 1978 to 2005; President of the Longview Capitol Corporation, a bank holding company, since 1978; Chairman of First National Bank of Ogden, Illinois, from 1987 to 2005; Chairman of the State Bank of Chrisman from 1988 to 2005; Chairman of First National Bank in Georgetown from 1994 to 2005; Director of Illini Community Development Corporation since 1990; Commissioner of Illinois Student Assistance Commission from 1996 to 2002.

Randall L. Attkisson, 61           Director of UTG since 1999; Chief Operating Officer of UTG and Universal Guaranty Life Insurance Company since 2001; President, Secretary and Treasurer of First Southern Holdings, LLC since 2002; Chief Financial Officer, Treasurer, Director of First Southern Bancorp, Inc, a bank holding company, since 1986; Treasurer and Manager of First Southern Funding, LLC since 1992; Advisory Director of Kentucky Christian Foundation since 2002; Director of The River Foundation, Inc. since 1990; President of Randall L. Attkisson & Associates from 1982 to 1986; Commissioner of Kentucky Department of Banking & Securities from 1980 to 1982; Self-employed Banking Consultant in Miami, FL from 1978 to 1980.

Joseph A. Brinck, II, 51         Director of UTG since 2003; CEO of Stelter & Brinck, LTD, a full service combustion engineering and manufacturing company from 1979 to present; President of Superior Thermal, LTD from 1990 to present.  Currently holds Professional Engineering Licenses in Ohio, Kentucky, Indiana and Illinois.

Jesse T. Correll, 50                 Chairman and CEO of UTG and Universal Guaranty Life Insurance Company since 2000; Director of UTG since 1999; Chairman, President, Director of First Southern Bancorp, Inc. since 1983; President, Director of First Southern Funding, LLC since 1992; President, Director of The River Foundation since 1990; Director of Thomas Nelson, Inc., a premier publisher of Bibles and Christian Books since 2001-2005; Director of Computer Services, Inc., provider of bank technology products and services since 2001.  Jesse Correll is the son of Ward Correll.

Ward F. Correll, 78                 Director of UTG since 2000; President, Director of Tradeway, Inc. of Somerset, KY since 1973; President, Director of Cumberland Lake Shell, Inc. of Somerset, KY since 1971; President, Director of Tradewind Shopping Center, Inc. of Somerset, KY since 1966; Director of First Southern Bancorp since 1988; Director of First Southern Funding, LLC since 1991; Director of The River Foundation since 1990; and Director First Southern Insurance Agency since 1987.  Ward Correll is the father of Jesse Correll.

Thomas F. Darden, 52             Mr. Darden is the Chief Executive Officer of Cherokee Investment Partners, a private equity fund with over $1 billion of capital for investing in brownfields. Cherokee has offices in North Carolina, Colorado, New Jersey, London, Toronto and Montreal. Beginning in 1984, he served for 16 years as the Chairman of Cherokee Sanford Group, a privately-held brick manufacturing company in the United States and previously the Southeast's largest soil remediation company. From 1981 to 1983, Mr. Darden was a consultant with Bain & Company in Boston. From 1977 to 1978, he worked as an environmental planner for the Korea Institute of Science and Technology in Seoul, where he was a Henry Luce Foundation Scholar. Mr. Darden is on the Boards of Shaw University and the University of North Carolina's Environmental Department and Duke University’s Nicholas School of the Environment.  He is on the Board of Directors of the National Brownfield Association and on the Board of Trustees of North Carolina Environmental Defense. Mr. Darden is a director of Winston Hotels, Inc. (NYSE) and serves on the board of governors of Research Triangle Institute in Research Triangle Park, N.C.  He was Chairman of the Research Triangle Transit Authority and served two terms on the N.C. Board of Transportation through appointments by the Governor and the Speaker of the House.  Mr. Darden earned a Masters in Regional Planning from the University of North Carolina at Chapel Hill, a Doctor of Jurisprudence from Yale Law School and a Bachelor of Arts from the University of North Carolina at Chapel Hill, where he was a Morehead Scholar. His 1976 undergraduate thesis analyzed the environmental impact of third world development, and his 1981 Yale thesis addressed interstate acid rain air pollution. Mr. Darden and his wife Jody have three children, ages 19 to 28.

Howard L. Dayton, Jr., 63   Chief Executive Officer of Crown Financial Ministries since 1985, at which time he founded Crown Ministries in Longwood ,FL.  Crown Ministries merged with Christian Financial Concepts in September 2000 to form Crown Financial Ministries, the world’s largest financial ministry.  In 1972 he began his commercial real estate development career, specializing in office development in the Central Florida area.  Mr. Dayton developed The Caboose, a successful railroad-themed restaurant in Orlando, FL in 1969.  He also is the author of Your Money Counts, Free and Clear, and Crown’s Small Group Studies.

Peter L. Ochs, 55                     Mr. Ochs is founder of Capital III, a private investment banking firm located in Wichita, Kansas.  The firm has acted as an intermediary in over 120 transactions since its founding in 1982.  In addition the firm provides valuation services to private companies for such purposes as ESOP’s, estate planning, M & A, buy/sells, and internal planning strategies.  The firm also provides both tactical and strategic planning for privately held companies.  In recent years the firm has focused primarily on providing services to companies in which Mr. Ochs holds an equity interest.  Since 1987, Mr. Ochs has been an active investor and officer of several privately held companies.  In most cases his ownership position has represented a controlling interest in the enterprise.  Companies in which he has held or still holds an investment include a community bank, a medical equipment company, a manufacturer of electrical assemblies, a sports training equipment company, a manufacturer of corporate identification products, a cable TV programming company, and a retail lifestyle clothing store.  Mr. Ochs is also one of the founding members of Trinity Academy; a Christ centered college preparatory high school in Wichita.  Prior to founding Capital III, Mr. Ochs spent 8 years in the commercial banking business.  He graduated from the University of Kansas in 1974 with a degree in business & finance.

William W. Perry, 50                Director of UTG since 2001;  Owner of SES Investments, Ltd., an oil and gas investments company since 1991; President of EGL Resources, Inc., an oil and gas operations company based in Texas and New Mexico since 1992; President of a real estate investment company; Director of Young Life Foundation and involved with Young Life in various capacities; Director of Abel-Hangar Foundation, Director of River Foundation; Director of Millagros Foundation; Director of University of Oklahoma Associates; Director Midland, Texas City Council member since 2002.

James P. Rousey, 48                President since September 2006, Director of UTG and Universal Guaranty Life Insurance Company since September 2001; Regional CEO and Director of First Southern National Bank from 1988 to 2001. Board Member with the Illinois Fellowship of Christian Athletes from 2001-2005.

Executive Officers Of UTG

More detailed information on the following executive officers of UTG appears under "Directors":

Jesse T. Correll              Chairman of the Board and Chief Executive Officer
Randall L. Attkisson       Chief Operating Officer
James P. Rousey          President

Other executive officers of UTG are set forth below:

Name, Age                   Position with UTG and Business Experience

Theodore C. Miller, 44          Corporate Secretary since December 2000, Senior Vice President and Chief Financial Officer since July 1997; Vice President since October 1992 and Treasurer from October 1992 to December 2003; Vice President and Controller of certain affiliated companies from 1984 to 1992.  Vice President and Treasurer of certain affiliated companies from 1992 to 1997; Senior Vice President and Chief Financial Officer of subsidiary companies since 1997; Corporate Secretary of subsidiary companies since 2000.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Table

The following table sets forth certain information regarding compensation paid to or earned by UTG's Chief Executive Officer and President, and each of the executive officers of UTG whose salary plus bonus exceeded $100,000 during UTG's last fiscal year:

Summary Compensation Table
Name and Principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Nonqualified Deferred Comp Earnings	All Other Comp (1)	Total
Jesse T. Correll Chief Executive Officer	2006	75,000	0	0	0	0	0	4,743 (1)	79,743

Randall L. Attkisson Chief Operating Officer	2006	75,000	0	0	0	0	0	4,743 (2)	79,743

James P. Rousey President	2006	137,917	0	0	0	0	0	6,989 (3)	144,906

Theodore C. Miller Secretary/Senior Vice President	2006	102,917	15,000	0	0	0	0	3,808 (4)	121,725

Douglas A. Dockter (6) Vice President	2006	100,000	5,500	0	0	0	0	3,345 (5)	108,845

(1)     All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan.

(2)     All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan.

(3)     All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan of $2,069, group life insurance premiums of $720 and country club membership fees of $ 4,200.

(4)     All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan of $3,088 and group life insurance premiums of $720.

(5)     All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan of $2,625 and group life insurance premiums of $720.

(6)     Mr. Douglas A. Dockter is not considered an executive officer of UTG, but is included in this table pursuant to compensation disclosure requirements.

Option/SAR Grants/Aggregated Option/SAR Exercises in Last Fiscal Year and FY‑End Option/SAR Values

At December 31, 2006 there were no shares of the common stock of UTG subject to unexercised options held by the named executive officers.  There were no options or stock appreciation rights granted to the named executive officers for the past three fiscal years.

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

Director Compensation
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jesse Thomas Correll Chief Executive Officer	0	0	0	0	0	0	0
Randall Lanier Attkisson Chief Operating Officer	0	0	0	0	0	0	0
James Patrick Rousey President	0	0	0	0	0	0	0
John Sanford Albin Director	3,900	0	0	0	0	0	3,900
Joseph Anthony Brinck, II Director	3,600	0	0	0	0	0	3,600
Ward Forrest Correll Director	3,600	0	0	0	0	0	3,600
William Wesley Perry Director (1)	3,600	0	0	0	0	0	3,600
Thomas Francis Darden, II Director (1)	3,300	0	0	0	0	0	3,300
Peter Loyd Ochs Director	2,700	0	0	0	0	0	2,700
Howard Lape Dayton Director	3,000	0	0	0	0	0	3,000

(1)  Messrs. Darden and Perry have their fees donated to various charitable organizations.

Report on Executive Compensation

Introduction

The Board of Directors does not have a formal compensation committee.  The compensation of UTG's executive officers is determined by the full Board of Directors.  The Board of Directors strongly believes that UTG's executive officers directly impact the short‑term and long‑term performance of UTG.  With this belief and the corresponding objective of making decisions that are in the best interest of UTG's shareholders, the Board of Directors places significant emphasis on the design and administration of UTG's executive compensation plans.

The Company’s philosophy regarding compensation of executive officers is generally one of executive officers qualify for the same benefits and opportunities as provided to all of the employees of the Company.  Special or unique perquisites to executive officers not provided to all employees amount to less than $10,000 to any one individual.  The Company maintains a membership to a local country club that can only be utilized by the President.  During 2006, the Company paid $4,200 to maintain this membership.

The Company maintains employee benefits such as paid time off, health insurance, dental insurance, group life insurance and long term disability insurance.  These benefits are generally competitive to other entities located in the Midwest where the Company must compete for employees.  Executive officers are entitled to these benefits on the same basis and terms as other employees of the Company.

Executive Compensation Elements

Base Salary. The Board of Directors establishes base salaries at a level intended to be within the competitive market range of comparable companies.  In addition to the competitive market range, many factors are considered in determining base salaries, including the responsibilities assumed by the executive, the scope of the executive's position, experience, length of service, individual performance and internal equity considerations.  In addition to a base salary, increased compensation of current and future executive officers of the Company will be determined using a “performance based” philosophy.  UTG’s financial results are analyzed and future increases to compensation will be proportionately based on the profitability of the Company.

Incentive Awards.  The Board of Directors from time to time may approve incentive awards for the executive officers.  These incentive awards are generally in the form of a one time cash bonus payment.  Incentive awards are determined based on the overall operations of the Company as well as individual performance considerations.  The Company does not utilize a specific set formula in the determination of incentive awards.

Employee and Director Stock Purchase Plan.  The Company has an employee and director stock purchase plan whereby the Board of Directors periodically approves offerings of stock to qualified individuals under the Plan.  Each participant under the plan executes a “stock restriction and buy-sell agreement”, which among other things provides the Company with a right of first refusal on any future sales of the shares acquired by the participant under the plan.  The plan is intended to provide the individual with a more vested interest in the performance of the Company over the long term.

Stock Options.  Stock options are granted at the discretion of the Board of Directors. There were no options granted to the named executive officers during the last three fiscal years.

Employment Contracts.  There are no employment agreements or understandings in effect with any executive officers of the Company.

Deferred Compensation.  The Company has no deferred compensation arrangements with any of its executive officers.

Chief Executive Officer

On March 27, 2000, Jesse T. Correll assumed the position of Chairman of the Board and Chief Executive Officer of UTG and each of its affiliates.  Under Mr. Correll’s leadership, he declined to receive a salary, bonus or other forms of compensation for his duties with UTG and its affiliates in the year 2000.  In March 2001, the Board of Directors approved an annual salary for Mr. Correll of $75,000, payment of which began on April 1, 2001. As a reflection of Mr. Correll’s leadership, the compensation of current and future executive officers of the Company will be determined by the Board of Directors using a “performance based” philosophy. The Board of Directors will consider UTG’s financial results and future compensation decisions will be proportionately based on the profitability of the Company.

Conclusion

The Board of Directors believes this executive compensation plan provides a competitive and motivational compensation package to the executive officer team necessary to produce the results UTG strives to achieve.  The Board of Directors also believes theexecutive compensation plan addresses both the interests of the shareholders and the executive team.

BOARD OF DIRECTORS

                                                    John S. Albin                                         Thomas F. Darden
                                                    Randall L. Attkisson                               Howard L. Dayton
                                                    Joseph A. Brinck, II                                Peter L. Ochs
                                                    Jesse T. Correll                                      William W. Perry
                                                    Ward F. Correll                                      James P. Rousey

Compensation Committee Interlocks and Insider Participation

UTG does not have a compensation committee and decisions regarding executive officer compensation are made by the full Board of Directors of UTG.  The following persons served as directors of UTG during 2006 and were officers or employees of UTG or its affiliates during 2006: Jesse T. Correll, Randall L. Attkisson and James P. Rousey.  Accordingly, these individuals have participated in decisions related to compensation of executive officers of UTG and its subsidiaries.

During 2006, Jesse T. Correll and Randall L. Attkisson, executive officers of UTG and UG, were also members of the Board of Directors of UG.

Jesse T. Correll and Randall L. Attkisson are each directors and executive officers of FSBI and participate in compensation decisions of FSBI.  FSBI owns or controls directly and indirectly approximately 45.2% of the outstanding common stock of UTG.

Performance Graph

The following graph compares the cumulative total shareholder return on UTG’s Common Stock during the five fiscal years ended December 31, 2006 with the cumulative total return on the NASDAQ Composite Index Performance and the NASDAQ Insurance Index (1).  The graph assumes that $ 100 was invested on December 31, 2000 in each of the Company’s common stock, the NASDAQ Composite Index, and the NASDAQ Insurance Stock Index, and that any dividends were reinvested.

(1)  The Company selected the NASDAQ Composite Index Performance as an appropriate comparison.  UTG was listed on the NASDAQ Small Cap exchange until December 31, 2001.  Furthermore, the Company selected the NASDAQ Insurance Stock Index as the second comparison because there is no similar single “peer company” in the NASDAQ system with which to compare stock performance and the closest additional line-of-business index which could be found was the NASDAQ Insurance Stock Index.  Trading activity in the Company’s Common Stock is limited, which may be due in part as a result of the Company’s low profile.  The Return Chart is not intended to forecast or be indicative of possible future performance of the Company’s Common Stock.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Holders of Securities

The following tabulation sets forth the name and address of the entity known to be the beneficial owners of more than 5% of UTG’s Common Stock and shows:  (i) the total number of shares of Common Stock beneficially owned by such person as of March 1, 2007 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of common stock so owned as of the same date.

   Title                                                                          Amount                                   Percent
    of                  Name and Address                           and Nature of                                    of
  Class              of Beneficial Owner (2)                 Beneficial Ownership                         Class (1)

Common           Jesse T. Correll                                       185,454           (3)                     4.8%
Stock, no          First Southern Bancorp, Inc.                 1,739,072        (3)(4)                  45.0%
par value           First Southern Funding, LLC                    335,453        (3)(4)                   8.6%
                        First Southern Holdings, LLC                1,483,791        (3)(4)                  38.4%
                        First Southern Capital Corp., LLC            237,333        (3)(4)                   6.1%
                        First Southern Investments, LLC                24,086                                     0.6%
                        Ward F. Correll                                       105,523           (5)                     2.7%
                        WCorrell, Limited Partnership                    72,750           (3)                     1.8%
                        Cumberland Lake Shell, Inc.                      98,523           (5)                     2.5%

                        Total (6)                                               2,626,918                                    68.0%

(1)                 The percentage of outstanding shares is based on 3,862,743 shares of Common Stock outstanding as of March 1, 2007.

(2)                 The address for each of Jesse Correll, First Southern Bancorp, Inc. (“FSBI”), First Southern Funding, LLC (“FSF”), First Southern Holdings, LLC (“FSH”), First Southern Capital Corp., LLC (“FSC”), First Southern Investments, LLC (“FSI”), and WCorrell, Limited Partnership (“WCorrell LP”), is P.O. Box 328, 99 Lancaster Street, Stanford, Kentucky 40484.  The address for each of Ward Correll and Cumberland Lake Shell, Inc. (“CLS”) is P.O. Box 430, 150 Railroad Drive, Somerset, Kentucky 42502.

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

        In addition, by virtue of his ownership of voting securities of FSF and FSBI, and in turn, their ownership of 100% of the outstanding membership interests of FSH, Jesse Correll may be deemed to beneficially own the total number of shares of Common Stock owned by FSH (as well as the shares owned by FSBI directly), and may be deemed to share with FSH (as well as FSBI) the right to vote and to dispose of such shares.  Mr. Correll owns approximately 82% of the outstanding membership interests of FSF; he owns directly approximately 51%, companies he controls own approximately 12%, and he has the power to vote but does not own an additional 3% of the outstanding voting stock of FSBI.  FSBI and FSF in turn own 99% and 1%, respectively, of the outstanding membership interests of FSH.  Mr. Correll is also a manager of FSC and thereby may also be deemed to beneficially own the total number of shares of Common Stock owned by FSC, and may be deemed to share with it the right to vote and to dispose of such shares.  The aggregate number of shares of Common Stock held by these other entities, as shown in the above table, is 1,976,405 shares.

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

(5)                 Includes 98,523 shares of Common Stock held by CLS, all of the outstanding voting shares of which are owned by Ward F. Correll and his wife. As a result, Ward F. Correll may be deemed to share the voting and dispositive power over these shares.

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

Security Ownership of Management of UTG

The following tabulation shows with respect to each of the directors of UTG, with respect to UTG’s chief executive officer and President, and each of UTG’s executive officers whose salary plus bonus exceeded $100,000 for fiscal 2006, and with respect to all executive officers and directors of UTG as a group:  (i) the total number of shares of all classes of stock of UTG or any of its parents or subsidiaries, beneficially owned as of March 1, 2007 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of stock so owned, and granted stock options available as of the same date.

   Title                   Directors, Named Executive                      Amount                               Percent
     of                      Officers, & All Directors &                    and Nature of                               of
Class                  Executive Officers as a Group                   Ownership                            Class (1)

UTG’s                     John S. Albin                                           10,503   (4)                           *
Common                 Randall L. Attkisson                                          0   (2)                           *
Stock, no                Joseph A. Brinck, II                                   7,500   (6)                           *
par value                 Jesse T. Correll                                   2,497,312   (3)                        64.6%
                              Ward F. Correll                                      105,520   (5)(6)                      2.7%
                              Thomas F. Darden                                    37,095   (6)                           *
                              Howard L. Dayton, Jr.                                2,973   (6)                           *
                              Theodore C. Miller                                   10,500   (6)                           *
                              Peter L. Ochs                                                    0                                  *
                              William W. Perry                                      30,000   (6)                           *
                              James P. Rousey                                                0                                  *
                              All directors and executive officers
                              as a group (eleven in number)               2,701,403                                69.9%

(1)     The percentage of outstanding shares for UTG is based on 3,862,743 shares of Common Stock outstanding as of March 1, 2007.

(2)  Randall L. Attkisson is an associate and business partner of Mr. Jesse T. Correll and holds minority ownership positions in certain of the companies listed as owning UTG Common Stock including First Southern Bancorp, Inc.  Ownership of these shares is reflected in the ownership of Jesse T. Correll.

(3)  The share ownership of Mr. Correll includes 112,704 shares of UTG, Inc common stock owned by him individually, 255,281 shares of UTG, Inc common stock held by First Southern Bancorp, Inc. and 335,453 shares of UTG, Inc common stock owned by First Southern Funding, LLC.  The share ownership of Mr. Correll also includes 72,750 shares of UTG, Inc common stock held by WCorrell, Limited Partnership, a limited partnership in which Mr. Correll serves as managing general partner and, as such, has sole voting and dispositive power over the shares held by it.   In addition, by virtue of his ownership of voting securities of First Southern Funding, LLC and First Southern Bancorp, Inc., and in turn, their ownership of 100% of the outstanding membership interests of First Southern Holdings, LLC (the holder of 1,483,791 shares of UTG, Inc common stock), Mr. Correll may be deemed to beneficially own the total number of shares of UTG, Inc common stock owned by First Southern Holdings, and may be deemed to share with First Southern Holdings the right to vote and to dispose of such shares. Mr. Correll owns approximately 82% of the outstanding membership interests of First Southern Funding; he owns directly approximately 51%, companies he controls own approximately 12%, and he has the power to vote but does not own an additional 3% of the outstanding voting stock of First Southern Bancorp.  First Southern Bancorp and First Southern Funding in turn own 99% and 1%, respectively, of the outstanding membership interests of First Southern Holdings.  Mr. Correll is also a manager of First Southern Capital Corp., LLC, and thereby may also be deemed to beneficially own the 237,333 shares of UTG, Inc common stock held by First Southern Capital, and may be deemed to share with it the right to vote and to dispose of such shares.  Share ownership of Mr. Correll in UTG, Inc common stock does not include 24,086 shares of UTG, Inc common stock held by First Southern Investments, LLC.

(4)  Includes 392 shares owned directly by Mr. Albin’s spouse.

(5)  Mr. Correll directly owns 6,997 through the UTG Employee and Director Stock Purchase Plan.  Cumberland Lake Shell, Inc. owns 98,523 shares of UTG Common Stock, all of the outstanding voting shares of which are owned by Ward F. Correll and his wife.  As a result Ward F. Correll may be deemed to share the voting and dispositive power over these shares.  Ward F. Correll is the father of Jesse T. Correll.  There are 72,750 shares of UTG Common Stock owned by WCorrell Limited Partnership in which Jesse T. Correll serves as managing general partner and, as such, has sole voting and dispositive power over the shares of Common Stock held by it. The aforementioned 72,750 shares are deemed to be beneficially owned by and listed under Jesse T. Correll in this section.

(6)     Shares subject to UTG Employee and Director Stock Purchase Plan.
  Joseph A. Brinck, II                 7,500
     Ward F. Correll                       6,997
     Thomas F. Darden                 37,095
     Howard L. Dayton, Jr.             2,500
     Theodore C. Miller                10,500
     William W. Perry                   30,000

* Less than 1%.

Except as indicated above, the foregoing persons hold sole voting and investment power.

The following table reflects the Company’s Employee and Director Stock Purchase Plan Information:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under employee and director stock purchase plans (excluding securities reflected in column (a)) (c)
Employee and director stock purchase plans approved by security holders	0	0	298,506
Employee and director stock purchase plans not approved by security holders	0	0	0
Total	0	0	298,506

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

A total of 400,000 shares of common stock may be purchased under the plan, subject to appropriate adjustment for stock dividends, stock splits or similar recapitalizations resulting in a change in shares of UTG.  The plan is not intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.  The Board of Directors of UTG periodically approves offerings under the plan to qualified individuals.  Through March 1, 2007, 19 individuals have purchased a total of 101,494 shares under this program.  Each participant under the plan executed a “stock restriction and buy-sell agreement”, which among other things provides UTG with a right of first refusal on any future sales of the shares acquired by the participant under this plan.

The purchase price of shares repurchased under the stock restriction and buy-sell agreement shall be computed, on a per share basis, equal to the sum of (i) the original purchase price(s) paid to acquire such shares from the Holding Company at the time they were sold pursuant to the Plan and (ii) the consolidated statutory net earnings (loss) per share of such shares during the period from the end of the month next preceding the month in which such shares were acquired pursuant to the plan, to the end of the month next preceding the month in which the closing sale of such shares to UTG occurs.  The consolidated statutory net earnings per Share shall be computed as the net income of the Holding Company and its subsidiaries on a consolidated basis in accordance with statutory accounting principles applicable to insurance companies, as computed by the Holding Company, except that earnings of insurance companies or block of business acquired after the original plan date, November 1, 2002, shall be adjusted to reflect the amortization of intangibles established at the time of acquisition in accordance with generally accepted accounting principles (GAAP), less any dividends paid to shareholders. The calculation of net earnings per Share shall be performed on a monthly basis using the number of common shares of the Holding Company outstanding as of the end of the reporting period. The purchase price for any Shares purchased hereunder shall be paid in cash within 60 days from the date of purchase subject to the receipt of any required regulatory approvals as provided in the Agreement.
The original issue price of shares at the time this program began was established at $12.00 per share.  Through March 1, 2007, UTG had 101,494 shares outstanding that were issued under this program.  At December 31, 2006, shares under this program have a value of $14.29 per share pursuant to the above formula.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On July 1, 2005, United Trust Group, Inc., an Illinois corporation, merged with and into its wholly-owned subsidiary, UTG, Inc. (UTG), a Delaware corporation, for the purpose of effecting a change in the Company’s state of incorporation from Illinois to Delaware.  The merger was effected pursuant to that certain Agreement and Plan of Merger dated as of April 4, 2005, which was approved by the boards of directors of both UTG and United Trust Group, Inc.  The merger was approved by the holders of two-thirds of the outstanding shares of common stock of United Trust Group, Inc. at the 2005 annual meeting of shareholders on June 15, 2005, and by the sole stockholder of UTG, Inc. on June 15, 2005.

On September 1, 2004, UTG contributed the common stock of its wholly-owned subsidiary, North Plaza, to its life insurance subsidiary, UG.  The contribution, which received prior approval by the regulatory authorities, increased the capital of UG by $ 7,857,794.

On February 20, 2003, UG purchased $ 4,000,000 of a trust preferred security offering issued by FSBI.  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%.  The Company received $ 264,219, $ 264,219 and $ 264,842 of dividends in 2006, 2005 and 2004, respectively.

As part of the acquisition of Acap on December 8, 2006, UTG loaned $ 3,357,000 to Acap.  Acap used the proceeds for the repayment of existing debt with an unaffiliated financial institution and to retire all of its outstanding preferred stock.  The terms of the inter-company loan mirror the interest rate and repayment requirements of the debt with First Tennessee Bank National Association.

During June 2003, UG entered into a lease agreement with Bandyco, LLC, an affiliated entity, for a one-sixth interest in an aircraft.  Bandyco, LLC is affiliated with Ward F. Correll, who is a director of the Company.  The lease term is for a period of five years at a total cost of $ 523,831 per year.  The Company is responsible for its share of annual non-operational costs, in addition to the operational costs as are billable for specific use.  In addition, UG has a 27.5% interest in a second plane with Bandyco, LLC.  The Company is responsible for its share of annual non-operational costs, in addition to the operational costs as are billable for specific use.

On March 26, 2002, the Board of Directors of UTG adopted, and on June 11, 2002, the shareholders of UTG approved, the UTG, Inc. Employee and Director Stock Purchase Plan (See Note 10.A. to the consolidated financial statements).

On January 1, 1993, UTG entered an agreement with UG pursuant to which UTG provided management services necessary for UG to carry on its business.  UG paid $ 5,875,133, $ 5,054,918 and $ 5,625,451 to UTG in 2006, 2005 and 2004, respectively, under this arrangement.

During December 2006, UTG entered into administrative services and cost sharing agreements with its new subsidiaries, AC and TI.  These agreements will be effective for the year beginning January 1, 2007.

Respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

UG from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services UG's mortgage loans including those covered by the participation agreements.  UG pays a .25% servicing fee on these loans and a one time fee at loan        origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.  UG paid $ 93,288, $ 76,970 and $ 45,468 in servicing fees and $ 23,214, $ 112,109 and $ 0 in origination fees to FSNB during 2006, 2005 and 2004, respectively.

The Company reimbursed expenses incurred by Mr. Jesse T. Correll and Mr. Randall L. Attkisson relating to travel and other costs incurred on behalf of or relating to the Company.  The Company paid $ 85,576, $ 68,318 and $ 50,098 in 2006, 2005 and 2004, respectively to First Southern Bancorp, Inc. in reimbursement of such costs.  In addition, beginning in 2001, the Company began reimbursing FSBI a portion of salaries and pension costs for Mr. Correll and Mr. Attkisson.  The reimbursement was approved by the UTG Board of Directors and totaled $ 173,863, $ 160,272 and $ 160,440 in 2006, 2005 and 2004, respectively, which included salaries and other benefits.

On October 1, 2005, a partnership investment of HVP was extended a $ 5,000,000 promissory note from First Southern National Bank.  The note is due three-years from the date of issue.  Borrowings under the note bear interest at the rate of one percent in excess of the prime rate as published in the Wall Street Journal.  At December 31, 2006, the Company had $ 5,000,000 outstanding borrowings attributable to this note.

On October 1, 2005, a partnership investment of HVP was extended a $ 2,000,000 promissory note from First Southern National Bank.  The note is due three-years from the date of issue.  Borrowings under the note bear interest at the rate of one percent in excess of the prime rate as published in the Wall Street Journal.  At December 31, 2006, the Company had $ 2,000,000 outstanding borrowings attributable to this note.

On February 21, 2006, a partnership investment of HVP was extended a $ 1,000,000 promissory note from First Southern National Bank.  The note is due October 31, 2008.  Borrowings under the note bear interest at the rate of one percent in excess of the prime rate as published in the Wall Street Journal.  At December 31, 2006, the Company had $ 1,000,000 outstanding borrowings attributable to this note.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Brown Smith Wallace LLC (“BSW”) served as UTG’s independent certified public accounting firm for the fiscal years ended December 31, 2006 and 2005.  In serving their primary function as outside auditor for UTG, BSW performed the following audit services: examination of annual consolidated financial statements; assistance and consultation on reports filed with the Securities and Exchange Commission; and assistance and consultation on separate financial reports filed with the State insurance regulatory authorities pursuant to certain statutory requirements.

Audit Fees.  Audit fees billed for these audit services in the fiscal year ended December 31, 2006 and 2005 totaled $ 88,000 and $ 97,493, respectively and audit fees billed for quarterly reviews of the Company’s financial statements totaled $ 19,279 and $ 18,633 for the year 2006 and 2005, respectively.

Audit Related Fees.  No audit related fees were incurred by the Company from BSW for the fiscal years ended December 31, 2006 and 2005.

Tax Fees.  BSW did not render any services related to tax compliance, tax advice or tax planning for the fiscal years ended December 31, 2006 and 2005.

All Other Fees.  During 2006, the Company paid $8,275 to BSW for services relating to due diligence work on the Acap acquisition.  Additionally, the Company paid $43,678 to BSW for services relating to the SAS 70 audit of the Company.  The audit committee approved the above work and fees of BSW.  During 2005, no other services besides the audit services described above were performed by, and therefore no other fees were billed by, BSW.

The audit committee of the Company appoints the independent certified public accounting firm, with the appointment approved by the entire Board of Directors.  Non-audit related services to be performed by the firm are to be approved by the audit committee prior to engagement.  The Company had no non-audit related services performed by BSW for the fiscal year ended December 31, 2005.

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

      (B)  Exhibits:

                  Index to Exhibits incorporated herein by this reference (See pages 82-83).

INDEX TO EXHIBITS

Exhibit
Number

2.1        (3)       Agreement and Plan of Merger of United Trust Group, Inc., An Illinois Corporation with and into UTG, Inc., A Delaware Corporation dated as of July 1, 2005, including exhibits thereto.

2.2                    Stock Purchase Agreement, dated August 7, 2006, between UTG, Inc. and William F. Guest and John D. Cornett

2.3                    Amendment No. 1, dated September 6, 2006, to the Stock Purchase Agreement, dated August 7, 2007, between UTG, Inc. and William F. Guest and John D. Cornett

2.4                   Amendment No. 2, dated November 22, 2006, to the Stock Purchase Agreement, dated August 7, 2006, as amended, between UTG, Inc. and William F. Guest and John D. Cornett.

3.1        (3)       Certificate of Incorporation of the Registrant and all amendments thereto.

3.2        (3)       By-Laws for the Registrant and all amendments thereto.

4.1        (2)       UTG’s Agreement pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K with respect to long-term debt instruments.

10.1      (1)      Management and Consultant Agreement dated as of January 1, 1993 between First Commonwealth Corporation and Universal  Guaranty  Life Insurance Company.

10.2      (3)       Line of credit agreement dated June 1, 2005, between Universal Guaranty Life Insurance Company and First National Bank of Tennessee.

10.3                 Amended and Restated UTG, Inc. Employee and Director Stock Purchase Plan and form of related Stock Restriction and Buy-Sell  Agreement.

10.4                  Promissory note dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.

10.5                  Revolving credit note dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.

10.6                  Loan Agreement dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.

10.7                  Commercial pledge agreement dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.

10.8                  Negative pledge agreement dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.

10.9                  Coinsurance Agreement between American Capitol Insurance Company and Reserve National Insurance Company.

10.10                Coinsurance Agreement between Texas Imperial Life Insurance Company and Reserve National Insurance Company.

10.11                Administrative Services Agreement between American Capitol Insurance Company and Reserve National Insurance Company.

10.12                Administrative Services Agreement between Texas Imperial Life Insurance Company and Reserve National Insurance Company.

10.13                Administrative Services and Cost Sharing Agreement - American Capital

10.14                Administrative Services and Cost Sharing Agreement - Texas Imperial

14.1      (3)       Code of Ethics and Business Conduct

14.2      (3)       Code of Ethical Conduct for Senior Financial Officers

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

99.1      (3)        Audit Committee Charter.

99.2      (3)       Whistleblower Policy

Footnote:

      (1)    Incorporated by reference from the Company's Annual Report on Form 10-K, File No. 0-5392, as of December 31, 1993.
      (2)    Incorporated by reference from the Company's Annual Report on Form 10-K, File No. 0-5392, as of December 31, 2002.
      (3)    Incorporated by reference from the Company’s Annual Report on Form 10-K, File No. 0-16867, as of December 31, 2005.

UTG, INC.
SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES
As of December 31, 2006

			Schedule I

Column A	Column B	Column C	Column D

			Amount at
			Which Shown
			in Balance
	Cost	Value	Sheet
Fixed maturities:
Bonds:
United States Government and
government agencies and authorities	$5,484,304	$5,411,405	$5,484,304
State, municipalities, and political
subdivisions	688,679	728,018	688,679
Collateralized mortgage obligations	101,930	104,950	101,930
Public utilities	0	0	0
All other corporate bonds	0	0	0
Total fixed maturities	6,274,913	$6,244,373	6,274,913

Investments held for sale:
Fixed maturities:
United States Government and
government agencies and authorities	39,551,437	$39,455,915	39,455,915
State, municipalities, and political
subdivisions	3,460,863	3,480,759	3,480,759
Collateralized mortgage obligations	120,390,106	118,641,594	118,641,594
Public utilities	6,097,151	6,097,151	6,097,151
All other corporate bonds	65,555,098	65,553,710	65,553,710
	235,054,655	$233,229,129	233,229,129

Equity securities:
Banks, trusts and insurance companies	3,539,155	$3,606,421	3,606,421
All other corporate securities	6,491,993	12,699,170	12,699,170
	10,031,148	$16,305,591	16,305,591

Mortgage loans on real estate	32,015,446		32,015,446
Investment real estate	43,975,642		43,975,642
Real estate acquired in satisfaction of debt	0		0
Policy loans	15,931,525		15,931,525
Other long-term investments	0		0
Short-term investments	47,879		47,879
Total investments	$343,331,208		$347,780,125

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

UTG, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT ONLY BALANCE SHEETS
As of December 31, 2006 and 2005

		Schedule II

	2006	2005

ASSETS

Investment in affiliates	$59,421,533	$45,890,740
Cash and cash equivalents	113,258	481,623
FIT recoverable	0	48,747
Accrued interest income	15,125	25,786
Note receivable from affiliate	3,357,000	0
Receivable from affiliates, net	149,395	136,767
Other assets	290,680	261,914
Total assets	$63,346,991	$46,845,577

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Notes payable	$15,000,278	$0
Deferred income taxes	2,051,768	2,037,048
Other liabilities	1,268,553	1,491,077
Total liabilities	18,320,599	3,528,125

Shareholders' equity:
Common stock, net of treasury shares	3,843	3,902
Additional paid-in capital, net of treasury	41,813,690	42,295,661
Retained earnings (accumulated deficit)	232,371	(3,637,349)
Accumulated other comprehensive
income of affiliates	2,976,488	4,655,238
Total shareholders' equity	45,026,392	43,317,452
Total liabilities and shareholders' equity	$63,346,991	$46,845,577

PARENT ONLY STATEMENTS OF OPERATIONS
Three Years Ended December 31, 2006

			Schedule II

	2006	2005	2004

Revenues:

Management fees from affiliates	$5,935,133	$5,115,533	$5,685,468
Interest income	34,927	15,978	4,933
Other income	366,237	102,973	105,375
	6,336,297	5,234,484	5,795,776

Expenses:

Interest expense	70,463	0	77,453
Operating expenses	5,831,327	5,154,195	5,085,180
	5,901,790	5,154,195	5,162,633

Operating income	434,507	80,289	633,143

Income tax benefit (expense)	(181,070)	24,254	(105,098)
Equity in income (loss) of subsidiaries	3,616,283	1,155,680	(803,662)
Net income (loss)	$3,869,720	$1,260,223	$(275,617)

Basic income (loss) per share from continuing
operations and net income (loss)	$1.00	$0.32	$(0.07)

Diluted income (loss) per share from continuing
operations and net income (loss)	$1.00	$0.32	$(0.07)

Basic weighted average shares outstanding	3,872,425	3,938,781	3,986,731

Diluted weighted average shares outstanding	3,872,425	3,938,781	3,986,731

UTG, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT ONLY STATEMENTS OF CASH FLOWS
Three Years Ended December 31, 2006
			Schedule II

	2006	2005	2004

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income (loss)	$3,869,720	$1,260,223	$(275,617)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Equity in (income) loss of subsidiaries	(3,616,283)	(1,155,680)	803,662
Depreciation	138,149	104,766	104,766
Change in FIT recoverable	48,747	(38,696)	(9,063)
Change in accrued interest income	10,661	965	(693)
Change in indebtedness (to) from affiliates, net	(12,628)	254,927	(373,217)
Change in deferred income taxes	14,720	14,442	14,161
Change in other assets and liabilities	(389,421)	(91,127)	(54,885)
Net cash provided by operating activities	63,665	349,820	209,114

Cash flows from financing activities:
Purchase of treasury stock	(832,030)	(521,892)	(299,057)
Issuance of common stock	0	151,320	167,360
Issuance of note receivable	(3,357,000)	0	0
Proceeds from subsidiary for acquisition	5,250,000	0	0
Purchase of subsidiary	(17,593,278)	0	0
Proceeds from notes payable	15,700,278	0	2,275,000
Payments on notes payable	(700,000)	0	(4,564,776)
Capital contribution to subsidiary	(4,000,000)	0	0
Dividend received from subsidiary	5,100,000	0	2,275,000
Net cash used in financing activities	(432,030)	(370,572)	(146,473)

Net increase (decrease) in cash and cash equivalents	(368,365)	(20,752)	62,641
Cash and cash equivalents at beginning of year	481,623	502,375	439,734
Cash and cash equivalents at end of year	$113,258	$481,623	$502,375

UTG, INC.
REINSURANCE
As of December 31, 2006 and the year ended December 31, 2006

					Schedule IV

Column A	Column B	Column C	Column D	Column E	Column F

					Percentage
		Ceded to	Assumed		of amount
		other	from other		assumed to
	Gross amount	companies	companies	Net amount	net

Life insurance
in force	$2,250,370,760	$591,348,000	$19,746,240	$1,678,769,000	1.2%

Premiums and policy fees:

Life insurance	$15,394,809	$2,635,050	$63,818	$12,823,577	0.5%

Accident and health
insurance	55,339	20,092	1,601	36,848	4.3%

	$15,450,148	$2,655,142	$65,419	$12,860,425	0.5%

UTG, INC.
REINSURANCE
As of December 31, 2005 and the year ended December 31, 2005

					Schedule IV

Column A	Column B	Column C	Column D	Column E	Column F

					Percentage
		Ceded to	Assumed		of amount
		other	from other		assumed to
	Gross amount	companies	companies	Net amount	net

Life insurance
in force	$2,468,639,000	$483,884,000	$952,218,000	$2,936,973,000	32.4%

Premiums and policy fees:

Life insurance	$16,286,921	$2,651,657	$26,360	$13,661,624	0.2%

Accident and health
insurance	70,167	20,740	15,632	65,059	24.0%

	$16,357,088	$2,672,397	$41,992	$13,726,683	0.3%

UTG, INC.
REINSURANCE
As of December 31, 2004 and the year ended December 31, 2004

					Schedule IV

Column A	Column B	Column C	Column D	Column E	Column F

					Percentage
		Ceded to	Assumed		of amount
		other	from other		assumed to
	Gross amount	companies	companies	Net amount	net

Life insurance
in force	$2,145,096,000	$531,146,000	$995,939,000	$2,609,889,000	38.2%

Premiums and policy fees:

Life insurance	$17,161,525	$3,111,559	$26,273	$14,076,239	0.2%

Accident and health
insurance	76,595	23,720	11,315	64,190	17.6%

	$17,238,120	$3,135,279	$37,588	$14,140,429	0.3%

UTG, INC.
VALUATION AND QUALIFYING ACCOUNTS
As of and for the years ended December 31, 2006, 2005, and 2004

				Schedule V

	Balance at	Additions
	Beginning	Charges		Balances at
Description	Of Period	and Expenses	Deductions	End of Period

December 31, 2006
.
Allowance for doubtful accounts -
mortgage loans	$36,000	$0	$2,500	$33,500

December 31, 2005

Allowance for doubtful accounts -
mortgage loans	$120,000	$0	$84,000	$36,000

December 31, 2004

Allowance for doubtful accounts -
mortgage loans	$120,000	$0	$0	$120,000

                                                                          SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                             UTG, Inc.
                                                                            (Registrant)

                                                                                                                                                   March  21, 2007
John S. Albin, Director

/s/  Randall L. Attkisson                                                                                                               March  21, 2007
Randall L. Attkisson, Chief Operating
      Officer and Director

/s/  Joseph A. Brinck                                                                                                                   March  21, 2007
Joseph A. Brinck, Director

/s/  Jesse T. Correll                                                                                                                      March  21, 2007
Jesse T. Correll, Chairman of the Board,
      Chief Executive Officer and Director

/s/  Ward F. Correll                                                                                                                     March  21, 2007
Ward F. Correll, Director

/s/  Thomas F. Darden                                                                                                                 March  21, 2007
Thomas F. Darden, Director

/s/  Howard  L. Dayton Jr.                                                                                                           March  21, 2007
Howard L. Dayton Jr., Director

                                                                                                                                                    March 21, 2007
Peter L. Ochs, Director

/s/  William W. Perry                                                                                                                   March  21, 2007
William W. Perry, Director

/s/  James P. Rousey                                                                                                                    March  21, 2007
James P. Rousey, President and Director

/s/  Theodore C. Miller                                                                                                                March  21, 2007
Theodore C. Miller, Corporate Secretary
      and Chief Financial Officer