Form 10-Q
period 2007-03-31
UTG INC
filed 2007-05-15
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]

The number of shares outstanding of the registrant’s common stock as of May 1, 2007, was 3,857,861.

UTG, INC. AND SUBSIDIARIES
(The “Company”)

        Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

PART 1. FINANCIAL INFORMATION Item 1. Financial Statements UTG, Inc. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
ASSETS	2007	2006*

Investments:
Fixed maturities at amortized cost
(market $6,211,825 and $6,244,373)	$ 6,215,920	$ 6,274,913
Investments held for sale:
Fixed maturities, at market (cost $224,222,949 and $235,054,655)	223,519,703	233,229,129
Equity securities, at market (cost $9,908,223 and $10,031,148)	15,784,167	16,305,591
Mortgage loans on real estate at amortized cost	31,366,481	32,015,446
Investment real estate, at cost, net of accumulated depreciation	46,197,351	43,975,642
Policy loans	15,921,251	15,931,525
Short-term investments	48,948	47,879
	339,053,821	347,780,125

Cash and cash equivalents	17,484,829	8,472,553
Securities of affiliate	4,000,000	4,000,000
Accrued investment income	2,550,185	2,824,975
Reinsurance receivables:
Future policy benefits	76,421,516	73,770,732
Policy claims and other benefits	5,132,748	5,040,219
Cost of insurance acquired	31,655,108	32,808,159
Deferred policy acquisition costs	1,146,298	1,188,888
Property and equipment, net of accumulated depreciation	3,064,559	3,129,331
Income taxes receivable, current	349,853	219,956
Other assets	3,855,649	3,496,856
Total assets	$ 484,714,566	$ 482,731,794

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits	$ 351,619,671	$ 351,587,689
Policy claims and benefits payable	4,791,830	3,330,945
Other policyholder funds	1,156,252	1,124,045
Dividend and endowment accumulations	14,082,177	14,091,257
Deferred income taxes	17,103,998	16,480,068
Notes payable	24,223,083	22,990,081
Other liabilities	8,939,839	8,587,166
Total liabilities	421,916,850	418,191,251
Minority interests in consolidated subsidiaries	18,282,224	19,514,151

Shareholders' equity:
Common stock - no par value, stated value $.001 per share
Authorized 7,000,000 shares - 3,860,398 and 3,842,687 shares issued
after deducting treasury shares of 366,123 and 360,888	3,861	3,843
Additional paid-in capital	42,099,032	41,813,690
Retained earnings (accumulated deficit)	(600,094)	232,371
Accumulated other comprehensive income	3,012,693	2,976,488
Total shareholders' equity	44,515,492	45,026,392
Total liabilities and shareholders' equity	$ 484,714,566	$ 482,731,794

* Balance sheet audited at December 31, 2006.
See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006

Revenues:

Premiums and policy fees	$ 6,158,419	$ 4,165,766
Reinsurance premiums and policy fees	(1,181,916)	(737,994)
Net investment income	4,286,925	2,539,174
Realized investment gains (losses), net	(315,758)	3,163,693
Other income	526,673	698,650
	9,474,343	9,829,289

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life	7,422,091	5,393,244
Reinsurance benefits and claims	(715,277)	(691,225)
Annuity	285,678	205,531
Dividends to policyholders	339,670	189,552
Commissions and amortization of deferred
policy acquisition costs	(210,357)	(13,474)
Amortization of cost of insurance acquired	1,153,051	629,991
Operating expenses	2,116,006	1,724,197
Interest expense	279,150	0
	10,670,012	7,437,816

Income (loss) before income taxes, minority interest
and equity in earnings of investees	(1,195,669)	2,391,473

Income tax (expense) credit	149,769	(723,827)
Minority interest in loss of
consolidated subsidiaries	213,435	11,676

Net income(loss)	$ (832,465)	$ 1,679,322

Basic income (loss) per share from continuing
operations and net income (loss)	$ (0.22)	$ 0.43

Diluted loss per share from continuing
operations and net income (loss)	$ (0.22)	$ 0.43

Basic weighted average shares outstanding	3,848,606	3,890,404

Diluted weighted average shares outstanding	3,848,606	3,890,404
See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income
For the three months ended March 31, 2007 (Unaudited)

Common stock
Balance, beginning of year	$ 3,843
Issued during year	23
Purchase treasury shares	(5)
Balance, end of period	3,861

Additional paid-in capital
Balance, beginning of year	41,813,690
Issued during year	327,875
Purchase treasury shares	(42,533)
Balance, end of period	42,099,032

Accumulated deficit
Balance, beginning of year	232,371
Net loss	(832,465)
Balance, end of period	(600,094)

Accumulated other comprehensive income
Balance, beginning of year	2,976,488
Other comprehensive income
Unrealized holding gains on securities
net of minority interest,
reclassification adjustment and taxes	36,205

Balance, end of period	3,012,693

Total shareholders' equity, end of period	$ 44,515,492

Comprehensive income
Net loss	$ (832,465)
Unrealized holding gains on securities
net of minority interest,
reclassification adjustment and taxes	36,205

Total comprehensive loss	$ (796,260)
See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income (loss)	$ (832,465)	$ 1,679,322
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Amortization/accretion of fixed maturities	(681,841)	120,865
Realized investment gains (losses)	315,758	(3,163,073)
Amortization of deferred policy acquisition costs	42,590	58,619
Amortization of cost of insurance acquired	1,153,051	629,991
Depreciation	161,577	590,295
Minority interest	(213,435)	(11,676)
Change in accrued investment income	274,790	(139,218)
Change in reinsurance receivables	(2,743,313)	(104,746)
Change in policy liabilities and accruals	2,030,185	1,344,262
Charges for mortality and administration of
universal life and annuity products	(2,204,223)	(2,445,519)
Interest credited to account balances	1,364,172	1,320,200
Change in income taxes payable	395,268	714,413
Change in other assets and liabilities, net	(5,979)	2,046,331
Net cash provided by (used in) operating activities	(943,865)	2,640,066

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities held for sale	31,482,161	1,225,614
Fixed maturities matured	60,329	1,422,043
Equity securities	140,250	4,269,674
Mortgage loans	1,620,530	1,318,967
Real estate	510,489	75,095
Policy loans	1,016,180	934,195
Short-term	0	0
Total proceeds from investments sold and matured	34,829,939	9,245,588
Cost of investments acquired:
Fixed maturities held for sale	(21,024,943)	(2,135,700)
Fixed maturities matured	0	(1,310,673)
Equity securities	(17,466)	0
Mortgage loans	(962,365)	(870,000)
Real estate	(2,826,003)	(1,644,311)
Policy loans	(1,005,906)	(677,981)
Short-term	(105)	(2,168)
Total cost of investments acquired	(25,836,788)	(6,640,833)
Purchase of property and equipment	(3,000)	(166,914)
Net cash provided by investing activities	8,990,151	2,437,841

Cash flows from financing activities:
Policyholder contract deposits	2,248,383	2,234,210
Policyholder contract withdrawals	(1,922,523)	(1,743,895)
Payments on notes payable	(500,000)	0
Proceeds from notes payable	1,733,002	0
Purchase of stock of affiliates	(878,232)	0
Issuance of common stock	327,898	0
Purchase of treasury stock	(42,538)	(90,375)
Net cash provided by financing activities	965,990	399,940

Net increase in cash and cash equivalents	9,012,276	5,477,847
Cash and cash equivalents at beginning of period	8,472,553	12,204,087
Cash and cash equivalents at end of period	$ 17,484,829	$ 17,681,934

See accompanying notes.

UTG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by UTG, Inc. (“UTG”) and its consolidated subsidiaries (“Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Although the Company believes the disclosures are adequate to make the information presented not be misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

The information furnished reflects, in the opinion of the Company, all adjustments (which include only normal and recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company’s future financial condition.

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC, a Kentucky corporation, (“FSF”) and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company that owns 100% of First Southern National Bank (“FSNB”), which operates in the State of Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At March 31, 2007 Mr. Correll owns or controls directly and indirectly approximately 68% of UTG’s outstanding stock.

In December 2006, the Company completed an acquisition transaction whereby it acquired a controlling interest in Acap Corporation, which owns two life insurance subsidiaries (AC and TI).  The acquisition resulted in an increase of approximately $90,000,000 in invested assets, $160,000,000 in total assets and 200,000 additional policies to administer.

At March 31, 2007, consolidated subsidiaries of UTG, Inc. were as depicted on the following organizational chart.

2.   INVESTMENTS

As of March 31, 2007 and December 31, 2006, fixed maturities and fixed maturities held for sale represented 68% and 69%, respectively, of total invested assets.  As prescribed by the various state insurance department statutes and regulations, the insurance companies’ investment portfolio is required to be invested in investment grade securities to provide ample protection for policyholders. In light of these statutes and regulations, and the Company’s business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and other high quality low risk investments.  As of March 31, 2007, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders’ equity.  The investments held for sale are carried at market, with changes in market value directly charged to shareholders’ equity.  To provide additional flexibility and liquidity, the Company has categorized almost all fixed maturity investments acquired since 2000 as available for sale.

3.   NOTES PAYABLE

At March 31, 2007 and December 31, 2006, the Company had $ 24,223,083 and $ 22,990,081, respectively of long-term debt outstanding.

On December 8, 2006, UTG borrowed funds from First Tennessee Bank National Association through execution of an $ 18,000,000 promissory note.  The note is secured by the pledge of 100% of the common stock of UG.  The promissory note carries a variable rate of interest based on the 3 month LIBOR rate plus 180 basis points.  The initial rate was 7.15%.  Interest is payable quarterly.  Principal is payable annually beginning at the end of the second year in five installments of $ 3,600,000.  The loan matures on December 7, 2012.  The Company borrowed $ 859,140 in 2007 and has made no payments.  The remaining available balance can be drawn any time over the next twelve months and is anticipated to be utilized in the purchase of the stock put option shares as they may be presented to UTG, Inc. for purchase.

In addition to the above promissory note, First Tennessee Bank National Association also provided UTG, Inc. with a $ 5,000,000 revolving credit note.  This note is for a one-year term and may be renewed by consent of both parties.  The credit note is to provide operating liquidity for UTG, Inc. and replaces a previous line of credit provided by Southwest Bank.  Interest bears the same terms as the above promissory note.  The collateral held on the above note also secures this credit note.  UTG, Inc. has no borrowings against this note at this time.

On June 1, 2005, UG was extended a $ 3,300,000 line of credit from the FNBT.  The LOC is for a one-year term from the date of issue.  The interest rate on the LOC is variable and indexed to be the lowest of the U.S. prime rates as published in the Wall Street Journal, with any interest rate adjustments to be made monthly.  During 2007, UG had borrowings from the LOC of $ 500,000 and repayments of $ 500,000.  At March 31, 2007 and December 31, 2006, the Company had no outstanding borrowings attributable to this LOC.

AC and TI each have a line of credit in place through Frost National Bank for $210,000 and $160,000, respectively.  These lines have been in place since 2004.  The lines are for one year terms, interest payable quarterly at a floating interest rate which is the Lender’s prime rate.  Principal is due upon maturity.  The lines are to provide additional short term operating liquidity to the two companies.  At March 31, 2007, there are no outstanding balances on either of these lines of credit.

On October 1, 2005, a partnership investment of HVP was extended a $ 5,000,000 promissory note from First Southern National Bank.  The note is due three-years from the date of issue.  Borrowings under the note bear interest at the rate of one percent in excess of the prime rate as published in the Wall Street Journal.  At March 31, 2007, the Company had $ 5,000,000 outstanding borrowings attributable to this note.

On October 1, 2005, a partnership investment of HVP was extended a $ 2,000,000 promissory note from First Southern National Bank.  The note is due three-years from the date of issue.  Borrowings under the note bear interest at the rate of one percent in excess of the prime rate as published in the Wall Street Journal.  At March 31, 2007, the Company had $ 2,000,000 outstanding borrowings attributable to this note.

On February 21, 2006, a partnership investment of HVP was extended a $ 1,000,000 promissory note from First Southern National Bank.  The note is due October 31, 2008.  Borrowings under the note bear interest at the rate of one percent in excess of the prime rate as published in the Wall Street Journal.  At March 31, 2007, the Company had $ 1,000,000 outstanding borrowings attributable to this note.

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
The original issue price of shares at the time this program began was established at $12.00 per share.  At March 31, 2007, UTG had 124,440 shares outstanding that were issued under this program with a value of $ 14.26 per share pursuant to the above formula.

B.   Stock Repurchase Program

On June 5, 2001, the Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of up to $ 1 million of UTG's common stock.  On June 16, 2004, an additional $ 1 million was authorized for repurchasing shares.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are generally limited to a maximum per share price of $8.00.  Through April 30, 2007, UTG has spent $ 2,525,194 in the acquisition of 370,327 shares under this program.

C.   Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period, retroactively adjusted to give effect to all stock splits, in accordance with Statement of Financial Accounting Standards No. 128.  At March 31, 2007, diluted earnings per share were the same as basic earnings per share since the UTG had no dilutive instruments outstanding.

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

In the normal course of business the Company is involved from time to time in various legal actions and other state and federal proceedings.  There were no proceedings pending or threatened as of March 31, 2007.

6.   OTHER CASH FLOW DISCLOSURE

On a cash basis, the Company paid $ 273,270 and $ 0 in interest expense during the first three months of 2007 and 2006, respectively.  The Company paid $ 166,401 and $ 150,000 in federal income tax during the first three months of 2007 and 2006, respectively.

7.   CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial institutions that at times may exceed federally insured limits.  The Company maintains its primary operating cash accounts with First Southern National Bank, an affiliate of UTG, and its largest shareholder, Chairman and CEO, Jesse Correll.  The Company holds approximately $ 6,000 for which there are no pledges or guarantees outside FDIC insurance limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

8.   COMPREHENSIVE INCOME

		Tax
	Before-Tax	(Expense)	Net of Tax
March 31, 2007	Amount	or Benefit	Amount

Unrealized holding losses during
Period	$811,711	$(284,099)	$527,612
Less: reclassification adjustment
for losses realized in net income	(756,011)	264,604	(491,407)
Net unrealized losses	55,700	(19,495)	36,205
Change in other comprehensive income (loss)	$55,700	$(19,495)	$36,205

9.       NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.  The statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company will account for all qualifying financial instruments in accordance with the requirements of Statement No. 159.

10.   SUBSEQUENT EVENT

The Company is currently negotiating an agreement to sell its 50% interest in Harbor Village Partners, LP, an upscale gated-community residential development located outside Dallas, Texas.  Under the terms of the agreement, the Company will receive $3,400,000 at closing, a put option to receive another $1,000,000 one year from closing and the right to receive approximately 10% of the future gains from the project up to $1,400,000.  Management has not placed any value on the future potential gains or losses of the project in its determination of current gain or loss on the sale.  This transaction is expected to close sometime in May 2007.  The Company anticipates recording a net loss after taxes of between $650,000 and $800,000 from this sale transaction during the second quarter 2007.  Management determined it was in the Company’s long term best interest to divest of this investment due to new perceived risks that management was no longer comfortable with over the long term development of the project.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources.  This analysis should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.  The Company reports financial results on a consolidated basis.  The consolidated financial statements include the accounts of UTG and its subsidiaries at March 31, 2007.

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

Update on Critical Accounting Policies

In our Form 10-K for the year ended December 31, 2006, we identified the accounting policies that are critical to the understanding of our results of operations and our financial position.  They relate to deferred acquisition costs (DAC), cost of insurance acquired, assumptions and judgments utilized in determining if declines in fair values of investments are other-than-temporary, and valuation methods for investments that are not actively traded.

We believe that these policies were applied in a consistent manner during the first three months of 2007.

Acquisition of Company

In December 2006, the Company completed an acquisition transaction whereby it acquired a controlling interest in Acap Corporation, which owns two life insurance subsidiaries (AC and TI).  The acquisition resulted in an increase of approximately $90,000,000 in invested assets, $160,000,000 in total assets and 200,000 additional policies to administer.  The acquisition had a material impact on many of the balance sheet and income statement line items.  The income statement for the period ended March 31, 2006 does not reflect the operating results of the acquired entities.  The following analysis and discussion considers the overall changes when comparing 2007 results to 2006 and the impact of the new entities to the Company.

Results of Operations

(a)  Revenues

The Company experienced an increase of approximately $ 1,556,000 in premiums and policy fee revenues, net of reinsurance premiums and policy fees, when comparing the first three months of 2007 to the same period in 2006.  The majority of this increase, $ 1,076,000, is related to the acquisition of the two life insurance subsidiaries at the end of 2006.  The remaining increase relates to the timing of reinsurance premiums paid during the reporting period.  The Company currently writes little new business.  Unless the Company acquires a block of in-force business or significantly increases its marketing, management expects premium revenue to continue to decline at a similar rate, which is consistent with prior experience.

The Company’s primary source of new business production comes from the conservation effort implemented several years ago.  This effort was an attempt to improve the persistency rate of insurance company’s policies.  Several of the customer service representatives of the Company are also licensed insurance agents, allowing them to offer other products within the Company’s portfolio to existing customers.  Additionally, stronger efforts have been made in policy retention through more personal contact with the customer including telephone calls to discuss alternatives and reasons for a customer’s request to surrender their policy.  Previously, the Company’s agency force was primarily responsible for conservation efforts.  AC and TI have as small agency force which continues to write new business on existing products.  Management will continue to monitor these efforts and make adjustments as seen appropriate to enhance the future success of the program.  In 2003, the Company replaced its original universal life product with a new universal life contract referred to as “the Legacy”.  This product was designed for use with several distribution channels including the Company’s own internal agents, bank agent/employees and through personally producing general agents “PPGA”.  In addition, the Company has introduced other new and updated products in recent periods including the Horizon Annuity and Kid Kare (as single premium, child term policy).  The company is currently working on development of a level term and decreasing term product.  New product development is anticipated to be utilized in conservation efforts and sales to existing customers.  Such sales are not expected to be material.

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

Net investment income increased 76% when comparing the first three months of 2007 to the same period in 2006.  The increase in investment income was only 14% excluding the investment income of the new entities.  While there has not been a significant increase in the national prime rate during the last several months, the Company has benefited from our efforts to lengthen the average life of the bond portfolio.  In recent years, the Company has evaluated the bond portfolio for interest rate risks and its correlation to the expected liabilities of the life companies.  Interest rates on long-term bonds available in the marketplace have not increased as significantly as prevailing bank prime rates.  The Company will continue to lengthen the life of the bond portfolio, while monitoring interest and extension risk.  In addition, the Company has begun to evaluate the debt securities acquired with the acquired life companies in order to match the bond portfolio to the investment strategy of the Company.

Also in response to the interest rate environment in the bond market, the Company increased its investment in mortgage loans in previous years to improve earnings potential.  The balance of mortgage loan investments remained approximately 9% of total invested assets at March 31, 2007, which is consistent with December 31, 2006.  This has allowed the Company to obtain higher yields than available in the bond market, lengthen the overall portfolio average life and still maintain a conservative investment portfolio.  The mortgage loan inventory has remained level during the first three months of 2007.  These loans have an average loan to value rate of 50% and an average yield of 6.97%.

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

The Company had realized investment losses of $ 315,758 in the first three months of 2007 compared to net realized investment gains of $ 3,163,693 for the same period in 2006.  In 2007, the net realized losses primarily originated from the liquidation of certain debt securities in anticipation of the completion of a real estate investment opportunity.  The net realized gains in 2006 were primarily comprised of net realized gains from the disposal of certain equity securities.

Other income decreased 25%, or $171,977, when comparing the first three months of 2007 to the same period in 2006.  The majority of the revenue in this line item comes from the Company performing administrative work as a third party administrator (“TPA”) for unaffiliated life insurance companies, and as such, receives monthly fees based on policy in force counts and certain other activity indicators such as number of premium collections performed.  During the first three months of 2007 and 2006, the Company received $ 451,193 and $ 444,519 respectively, for this work.  These TPA revenue fees are included in the line item “other income” on the Company’s consolidated statements of operations.  In 2006, the Company completed a conversion project for one of its TPA clients, receiving approximately $ 200,000 in additional revenue that accounts for the difference between 2007 and 2006.  The Company intends to pursue other TPA arrangements through its alliance with Fiserv Life Insurance Solutions (Fiserv LIS), to provide TPA services to insurance companies seeking business process outsourcing solutions.  Fiserv LIS is responsible for the marketing and sales function for the alliance, as well as providing the data center operations.  UTG will staff the administration effort.  Management believes this alliance with Fiserv LIS positions the Company to generate additional revenues by utilizing the Company’s current excess capacity, administrative services, and implementation of the new Fiserv LIS “ID3” software system.  In addition, due to ongoing regulatory changes and the fact the Company is repositioning itself for future growth; the Company believes implementation of the “ID3” software system is critical in order to proceed in the Company’s new direction of TPA services.  Fiserv LIS is a unit of Fiserv, Inc. (Nasdaq: FISV) which is an independent, full-service provider of integrated data processing and information management systems to the financial industry, headquartered in Brookfield, Wisconsin.

(b)  Expenses

Life benefits, claims and settlement expenses net of reinsurance benefits and claims, increased approximately 43% in the first three months of 2007 compared to the same period in 2006.  Eliminating the impact of the acquired companies, life benefit expenses increased approximately 19% in 2007.  Mortality expense in UG was 50% higher for the first three months of 2007 than for the same period of 2006.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.  Overall, reserves continue to increase on in-force policies as the average age of the insured increases.

Commissions and amortization of deferred policy acquisition costs decreased 93%, or approximately $ 12,000, for the first three months of 2007 compared to the same period in 2006, excluding the impact of the acquired companies.  The most significant factor in the decrease is attributable to the Company paying fewer commissions, since the company writes very little new business and renewal premiums on existing business continue to decline.  Commissions paid will continue to decline as terminated agents discontinue their association with the Company.  Depending upon the nature of the contract that the agent has with the Company, the agent may become vested; a process which allows them to continue to receive commissions for a certain period even after the agent has discontinued his association with the Company.  Over time, fewer and fewer agents have remained vested, further reducing the commissions payable by the Company.  Another factor of the decrease is attributable to normal amortization of the deferred policy acquisition costs asset.  The Company reviews the recoverability of the asset based on current trends and known events compared to the assumptions used in the establishment of the original asset.  No impairments were recorded in either of the periods reported.

Operating expenses increased 23% in the first three months of 2007 compared to the same period in 2006.  The increase in operating expenses is primarily related to the increase in activity related to the new companies acquired at the end of 2006.  These costs include such items as new staff, postage and supplies.  The Company continually monitors expenditures looking for savings opportunities.  Management places significant emphasis on expense monitoring and cost containment.  Maintaining administrative efficiencies directly impacts net income.

(c)  Net income

The Company had a net loss of $ 832,465 in the first three months of 2007 compared to a net gain of $ 1,679,322 for the same period in 2006.  The net loss in 2007 is mainly attributable to the increase in benefit expenses.  The net gain in 2006 was mainly attributable to the sale of certain equity securities and increased TPA revenues.

Financial Condition

Total shareholders’ equity declined approximately $ 511,000 as of March 31, 2007 compared to December 31, 2006.  The decrease is attributable the Company’s current period loss.  The loss was partially offset by an increase in market value of the debt investments of approximately $ 36,000, net of deferred taxes, that was included in the accumulated other comprehensive income.  In addition, the Company issued approximately $ 328,000 of common stock during the period under the Employee and Director Stock Purchase Program.

Investments represent approximately 70% and 72% of total assets at March 31, 2007 and December 31, 2006, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company’s investment portfolio is invested in high quality, low risk investments.

As of March 31, 2007, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.  The Company has identified securities it may sell and classified them as "investments held for sale".  Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity. To provide additional flexibility and liquidity, the Company has categorized almost all fixed maturity investments acquired since 2000 as available for sale.

Liquidity and Capital Resources

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and debt reduction.  Cash and cash equivalents as a percentage of total assets were approximately 4% and 2% as of March 31, 2007, and December 31, 2006, respectively.  Fixed maturities as a percentage of total assets were approximately 47% and 50% as of March 31, 2007 and December 31, 2006, respectively.

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

Net cash provided by (used in) operating activities was $ (943,865) and $ 2,640,066 for the three months ending March 31, 2007 and 2006, respectively.

Net cash provided by investing activities was $ 8,990,151 and $ 2,437,841 for the three-month periods ending March 31, 2007 and 2006, respectively.  The most significant aspects of cash provided by (used in) investing activities are the sale of certain debt securities and the fixed maturity transactions.  During the current quarter, the Company sold $ 31,482,161 of certain debt securities for a net loss of $ 491,407.  Fixed maturities of $ 2,647,657 were either sold or matured in the first three months of 2006.  In addition, the Company purchased $ 21,024,943 and $ 2,135,700 of fixed maturities in 2007 and 2006, respectively.

Net cash provided by financing activities was $ 965,990 and $ 399,940 for the three month periods ending March 31, 2007 and 2006, respectively.  Policyholder contract deposits increased less than 1% in the first three months of 2007 compared to the same period in 2006.  Policyholder contract withdrawals increased 10% in the first three months of 2007 compared to the same period in 2006.  The acquired companies have minimal policyholder contract activity.

At March 31, the Company had $ 24,223,083 of long-term debt outstanding.  The acquisition of Acap Corporation accounted for a majority of the activity in this area during 2006.  At March 31, 2006, the Company had no short-term debt outstanding, respectively.

UTG is a holding company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the company in good standing with states in which it does business, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on management fees received from its subsidiaries and earnings received on cash balances.  At March 31, 2007, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries.  The Company's insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments.  The payment of cash dividends to shareholders is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.  No dividends were paid to shareholders in 2006.

UG is an Ohio domiciled insurance company, which requires five days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus.  At December 31, 2006, UG’s total statutory capital and surplus amounted to $ 31,209,934.  At December 31, 2006, UG had a statutory gain from operations of $ 5,162,322.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.

Management believes the overall sources of liquidity available will be sufficient to satisfy the Company’s financial obligations.

Accounting Developments

The Financial Accounting Standards Board (“FASB”) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.  The statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company will account for all qualifying financial instruments in accordance with the requirements of Statement No. 159.

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

Interest rate risk

The Company’s exposure to interest rate changes results from a significant holding of fixed maturity investments and mortgage loans on real estate, all of which comprised approximately 82% of the investment portfolio as of March 31, 2007.  These investments are mainly exposed to changes in treasury rates.  The fixed maturities investments include U.S. government bonds, securities issued by government agencies, mortgage-backed bonds and corporate bonds.  Approximately 80% of the fixed maturities we owned at March 31, 2006 are instruments of the United States government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government.

To manage interest rate risk, the Company performs periodic projections of asset and liability cash flows to evaluate the potential sensitivity of the investments and liabilities.  Management assesses interest rate sensitivity with respect to the available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward 100-basis point shifts in the prevailing interest rates.  The following tables set forth the potential amount of unrealized gains (losses) that could be caused by 100-basis point upward and downward shifts on the available-for-sale fixed maturities investments as of March 31, 2007:

Decreases in Interest Rates		Increases in Interest Rates
200 Basis Points	100 Basis Points	100 Basis Points	200 Basis Points	300 Basis Points
$ 4,699,000	$ 1,470,000	$ (8,518,000)	$ (13,289,000)	$ (18,016,000)

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

There are no fixed maturities or other investments that management classifies as trading instruments.  At March 31, 2007 and December 31, 2006, there were no investments in derivative instruments.

The Company currently has $ 24,223,083 debt outstanding.

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

UTG, INC.
(Registrant)

Date:  May 10, 2007                                                       By  /s/ James P. Rousey
                                                                                             James P. Rousey
                                                                                             President, and Director

Date:  May 10, 2007                                                       By  /s/ Theodore C. Miller
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