Form 10-Q
period 2007-06-30
UTG INC
filed 2007-08-13
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________  to _____________________

Commission File No. 0-16867

UTG, INC.
(Exact name of registrant as specified in its charter)

DELAWARE                                                                                                                                 20-2907892__
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [  ]                       Accelerated filer [  ]                                Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company.Yes [  ]     No [X]

The number of shares outstanding of the registrant’s common stock as of July 27, 2007, was 3,851,411.

UTG, Inc. and Subsidiaries
(The “Company”)

TABLE OF CONTENTS

Part 1.   Financial Information…………………………………………………………………...............................................…………...……….3

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive income for the

PART II.   OTHER INFORMATION………………………………………………………….............................…………………….……….19

SIGNATURES……………………………………………………………………………………………………............................…………… 20

EXHIBIT INDEX, followed by exhibits................................................................................................................................................................. 22

.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

UTG, Inc.
and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
ASSETS	2007	2006*

Investments:
Fixed maturities at amortized cost
(market $6,031,433 and $6,244,373)	$6,131,841	$6,274,913
Investments held for sale:
Fixed maturities, at market (cost $215,573,157 and $235,054,655)	211,500,657	233,229,129
Equity securities, at market (cost $10,946,976 and $10,031,148)	18,740,588	16,305,591
Mortgage loans on real estate at amortized cost	37,200,057	32,015,446
Investment real estate, at cost, net of accumulated depreciation	66,040,523	43,975,642
Policy loans	15,960,593	15,931,525
Short-term investments	0	47,879
	355,574,259	347,780,125

Cash and cash equivalents	10,572,439	8,472,553
Securities of affiliate	4,000,000	4,000,000
Accrued investment income	2,556,511	2,824,975
Reinsurance receivables:
Future policy benefits	74,945,569	73,770,732
Policy claims and other benefits	5,016,874	5,040,219
Cost of insurance acquired	30,333,056	32,808,159
Deferred policy acquisition costs	1,117,708	1,188,888
Property and equipment, net of accumulated depreciation	1,897,116	3,129,331
Income taxes receivable, current	0	219,956
Other assets	2,445,550	3,496,856
Total assets	$488,459,082	$482,731,794

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits	$348,175,214	$351,587,689
Policy claims and benefits payable	3,583,257	3,330,945
Other policyholder funds	1,073,962	1,124,045
Dividend and endowment accumulations	14,023,226	14,091,257
Deferred income taxes	15,710,950	16,480,068
Notes payable	21,619,430	22,990,081
Income taxes payable, current	79,894	0
Other liabilities	9,844,219	8,587,166
Total liabilities	414,110,152	418,191,251
Minority interests in consolidated subsidiaries	28,596,821	19,514,151

Shareholders' equity:
Common stock - no par value, stated value $.001 per share
Authorized 7,000,000 shares - 3,853,556 and 3,842,687 shares issued
after deducting treasury shares of 372,965 and 360,888	3,853	3,843
Additional paid-in capital	42,045,634	41,813,690
Retained earnings	1,070,592	232,371
Accumulated other comprehensive income	2,632,030	2,976,488
Total shareholders' equity	45,752,109	45,026,392
Total liabilities and shareholders' equity	$488,459,082	$482,731,794

* Balance sheet audited at December 31, 2006.
See accompanying notes.

UTG, Inc.
and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenues:

Premiums and policy fees	$5,911,103	$4,150,834	$12,069,522	$8,316,600
Reinsurance premiums and policy fees	(1,397,820)	(589,106)	(2,579,736)	(1,327,100)
Net investment income	4,471,452	2,803,703	8,758,377	5,342,877
Realized investment gains (losses), net	1,946,270	(121,135)	1,630,512	3,042,558
Other income	536,076	506,807	1,062,749	1,205,457
	11,467,081	6,751,103	20,941,424	16,580,392

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life	6,869,672	6,108,086	14,291,763	11,501,330
Reinsurance benefits and claims	(926,460)	(431,460)	(1,641,737)	(1,122,685)
Annuity	294,019	298,631	579,697	504,162
Dividends to policyholders	317,178	286,137	656,848	475,689
Commissions and amortization of deferred
policy acquisition costs	(582,792)	(10,018)	(793,149)	(23,492)
Amortization of cost of insurance acquired	1,133,630	627,493	2,286,681	1,257,484
Operating expenses	2,052,800	1,385,837	4,168,806	3,110,034
Interest expense	452,501	0	731,651	0
	9,610,548	8,264,706	20,280,560	15,702,522

Gain (loss) before income taxes, minority interest
and equity in earnings of investees	1,856,533	(1,513,603)	660,864	877,870

Income tax credit (expense)	(288,815)	671,459	(139,046)	(52,368)
Minority interest in loss of consolidated
subsidiaries	102,968	44,018	316,403	55,694

Net income (loss)	$1,670,686	$(798,126)	$838,221	$881,196

Basic income (loss) per share from continuing
operations and net income (loss)	$0.43	$(0.21)	$0.22	$0.23

Diluted income (loss) per share from continuing
operations and net income (loss)	$0.43	$(0.21)	$0.22	$0.23

Basic weighted average shares outstanding	3,857,099	3,879,960	3,852,876	3,888,920

Diluted weighted average shares outstanding	3,857,099	3,879,960	3,852,876	3,888,920
See accompanying notes.

UTG, Inc.
and Subsidiaries
Consolidated Statement of Changes in
Shareholders' Equity and Comprehensive Income
For the six months ended June 30, 2007 (Unaudited)

Common stock
Balance, beginning of year	$3,843
Issued during year	22
Retired common shares	0
Purchase treasury shares	(12)
Balance, end of period	3,853

Additional paid-in capital
Balance, beginning of year	41,813,690
Issued during year	327,876
Retired common shares	0
Purchase treasury shares	(95,932)
Balance, end of period	42,045,634

Retained earnings
Balance, beginning of year	232,371
Net income	838,221
Balance, end of period	1,070,592

Accumulated other comprehensive income
Balance, beginning of year	2,976,488
Other comprehensive income
Unrealized holding loss on securities net of minority
interest and reclassification adjustment	(344,458)
Comprehensive income
Balance, end of period	2,632,030

Total shareholders' equity, end of period	$45,752,109

Comprehensive income
Net gain	$838,221
Unrealized holding loss on securities net of minority
interest and reclassification adjustment	(344,458)

Total comprehensive income	$493,763
See accompanying notes.

UTG, Inc.
and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2007	2006
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income	$838,221	$881,196
Adjustments to reconcile net income to net cash
used in operating activities:
Amortization/accretion of fixed maturities	(577,988)	225,750
Realized investment gains, net	(3,256,483)	(3,203,637)
Amortization of deferred policy acquisition costs	71,180	105,238
Amortization of cost of insurance acquired	2,475,103	1,257,484
Depreciation	280,216	1,226,779
Minority interest	(316,403)	(55,694)
Change in accrued investment income	268,464	(35,562)
Change in reinsurance receivables	(1,151,492)	88,048
Change in policy liabilities and accruals	(1,520,198)	1,475,798
Charges for mortality and administration of
universal life and annuity products	(4,390,186)	(4,667,987)
Interest credited to account balances	2,609,321	2,617,606
Change in income taxes payable	2,243,276	(122,940)
Change in other assets and liabilities, net	2,308,359	(630,931)
Net cash used in operating activities	(118,610)	(838,852)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities held for sale	43,759,591	5,673,288
Fixed maturities matured	1,465,713	2,802,824
Equity securities	140,250	8,107,724
Mortgage loans	4,220,463	5,423,561
Real estate	21,806,449	101,055
Policy loans	2,415,187	1,784,083
Short-term	52,195	219
Total proceeds from investments sold and matured	73,859,848	23,892,754
Cost of investments acquired:
Fixed maturities held for sale	(24,773,336)	(10,216,824)
Fixed maturities	(1,319,429)	(2,506,647)
Equity securities	(1,056,079)	(5,188,061)
Mortgage loans	(9,395,874)	(3,618,038)
Real estate	(42,344,110)	(2,918,098)
Policy loans	(2,444,255)	(1,419,161)
Total cost of investments acquired	(81,333,083)	(25,866,829)
Purchase of property and equipment	(105,925)	(276,448)
Sale of property and equipment	1,152,359	0
Net cash used in investing activities	(6,426,801)	(2,250,523)

Cash flows from financing activities:
Policyholder contract deposits	4,097,809	4,160,860
Policyholder contract withdrawals	(4,075,023)	(3,175,622)
Payments on notes payable	(12,239,803)	0
Proceeds from notes payable	10,869,152	0
Cash contributed by minority	20,465,047	0
Sale of subsidiary with minority interest	(6,343,808)	0
Purchase of minority interest in consolidated subsidiary	(3,195,419)	0
Issuance of common stock	327,898	0
Purchase of affiliate stock	(1,164,612)	0
Purchase of treasury stock	(95,944)	(228,977)
Net cash provided by financing activities	8,645,297	756,261

Net increase (decrease) in cash and cash equivalents	2,099,886	(2,333,114)
Cash and cash equivalents at beginning of period	8,472,553	12,204,087
Cash and cash equivalents at end of period	$10,572,439	$9,870,973
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

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC, a Kentucky corporation, (“FSF”) and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company that owns 100% of First Southern National Bank (“FSNB”), which operates in the State of Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At June 30, 2007, Mr. Correll owns or controls directly and indirectly approximately 68% of UTG’s outstanding stock.

In December 2006, the Company completed an acquisition transaction whereby it acquired a controlling interest in Acap Corporation, which owns two life insurance subsidiaries, American Capitol Insurance Company (“AC”) and Texas Imperial Life Insurance Company (“TI”).  The acquisition resulted in an increase of approximately $90,000,000 in invested assets, $160,000,000 in total assets and 200,000 additional policies to administer.

At June 30, 2007, consolidated subsidiaries of UTG, Inc. were as depicted on the following organizational chart.

2.   INVESTMENTS

As of June 30, 2007 and December 31, 2006, fixed maturities and fixed maturities held for sale represented 61% and 69%, respectively, of total invested assets.  As prescribed by the various state insurance department statutes and regulations, the insurance companies’ investment portfolio is required to be invested in investment grade securities to provide ample protection for policyholders. In light of these statutes and regulations, and the Company’s business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and other high quality low risk investments.  As of June 30, 2007, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders’ equity.  The investments held for sale are carried at market, with changes in market value directly charged to shareholders’ equity.  To provide additional flexibility and liquidity, the Company has categorized almost all fixed maturity investments as available for sale.

3.   NOTES PAYABLE

At June 30, 2007 and December 31, 2006, the Company had $ 21,619,430 and $ 22,990,081, respectively, of long-term debt outstanding.

On December 8, 2006, UTG borrowed funds from First Tennessee Bank National Association through execution of an $ 18,000,000 promissory note.  The note is secured by the pledge of 100% of the common stock of UG.  The promissory note carries a variable rate of interest based on the 3 month LIBOR rate plus 180 basis points.  The initial rate was 7.15%.  Interest is payable quarterly.  Principal is payable annually beginning at the end of the second year in five installments of $ 3,600,000.  The loan matures on December 7, 2012.  The Company borrowed $ 1,069,152 and has made principal payments of $450,000 during 2007.  The remaining available balance can be drawn any time over the next six months and is anticipated to be utilized in the purchase of the stock put option shares as they may be presented to UTG, Inc. for purchase.  At June 30, 2007, the outstanding principal balance on this debt was $ 15,619,430.

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

On June 1, 2005, UG was extended a $ 3,300,000 line of credit from the First National Bank of Tennessee.  The LOC is for a one-year term from the date of issue.  The interest rate on the LOC is variable and indexed to be the lowest of the U.S. prime rates as published in the Wall Street Journal, with any interest rate adjustments to be made monthly.  During 2007, UG had borrowings from the LOC of $ 3,800,000 and repayments of $ 3,800,000.  At June 30, 2007 and December 31, 2006, the Company had no outstanding borrowings attributable to this LOC.

AC and TI each have a line of credit in place through Frost National Bank for $210,000 and $160,000, respectively.  These lines have been in place since 2004.  The lines are for one-year terms, interest payable quarterly at a floating interest rate which is the Lender’s prime rate.  Principal is due upon maturity.  The lines matured during the second quarter of 2007.  Management has determined these lines are no longer needed, therefore, upon maturity in 2007, these lines were not renewed.  Neither of the lines have had any activity during 2007.

At December 31, 2006, Harbor Village Partners (“HVP”), a then 50% owned affiliate of the Company, had $8,000,000 of debt through various borrowings.  In May 2007, the Company sold its interest in HVP to an outside third party.  As a result of this sale, HVP is no longer a consolidated subsidiary of the Company.

In January 2007, UG became a 50% owner of the newly formed RLF Lexington Properties LLC (“Lexington”).  The entity was formed to hold, for investment purposes, certain investment real estate acquired.  As part of the purchase price of the real estate owned by Lexington, the seller provided financing through the issuance of five promissory notes totaling $6,000,000.  The notes bear interest at the fixed rate of 5%.  No payments are due under the terms of the notes until maturity on January 5, 2009, at which time all principal and accrued interest becomes payable.

The consolidated scheduled principal reductions on the notes payable for the next five years are as follows:

Year	Amount
2007	$0
2008	2,450,000
2009	9,600,000
2010	3,600,000
2011	3,600,000

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
The original issue price of shares at the time this program began was established at $12.00 per share.  At June 30, 2007, UTG had 101,494 shares outstanding that were issued under this program with a value of $ 14.85 per share pursuant to the above formula.

B.   Stock Repurchase Program

On June 5, 2001, the Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of up to $ 1 million of UTG's common stock.  On June 16, 2004, an additional $ 1 million was authorized for repurchasing shares.  On April 18, 2006, an additional $1 million was authorized for repurchasing shares.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are generally limited to a maximum per share price of $8.00.  Through July 27, 2007, UTG has spent $ 2,575,288 in the acquisition of 375,110 shares under this program.

C.   Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period, retroactively adjusted to give effect to all stock splits, in accordance with Statement of Financial Accounting Standards No. 128.  At June 30, 2007, diluted earnings per share were the same as basic earnings per share since the UTG had no dilutive instruments outstanding.

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

In June 2002, the Company entered into a five-year contract with Fiserv for services related to its purchase of the “ID3” software system.  The contract was amended during 2006 for a five year period ending 2011.  Under the contract, the Company is required to pay $ 8,333 per month in software maintenance costs and a per-policy charge in offsite data center costs, with a minimum of $ 14,000 per month, for a five-year period from the date of the agreement.

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

In the normal course of business the Company is involved from time to time in various legal actions and other state and federal proceedings.  There were no proceedings pending or threatened as of June 30, 2007.

6.   Other Cash Flow Disclosure

On a cash basis, the Company paid $ 710,323 and $ 0 in interest expense during the first six months of 2007 and 2006, respectively.  The Company paid $ 232,189 and $ 305,250 of federal income tax during the first six months of 2007 and 2006, respectively.

7.   CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial institutions that at times may exceed federally insured limits.  The Company maintains its primary operating cash accounts with First Southern National Bank, an affiliate of UTG, and its largest shareholder, Chairman and CEO, Jesse Correll.  The Company holds approximately $ 272,229 for which there are no pledges or guarantees outside FDIC insurance limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

8.         COMPREHENSIVE INCOME

		Tax
	Before-Tax	(Expense)	Net of Tax
June 30, 2007	Amount	or Benefit	Amount

Unrealized holding losses during
Period	$(177,184)	$62,014	$(115,170)
Less: reclassification adjustment
for losses realized in net income	(352,751)	123,463	(229,288)
Net unrealized loss	(529,935)	185,477	(344,458)
Other comprehensive income	$(529,935)	$185,477	$(344,458)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated financial condition, changes in financial position and results of operations for the three months and six months ended June 30, 2007, as compared to the same period of 2006, of UTG and its subsidiaries.  This discussion and analysis supplements Management’s Discussion and Analysis  in Form 10-K for the year ended December 31, 2006, and should be read in conjunction with the interim financial statements and notes that appear elsewhere in this report.  The Company reports financial results on a consolidated basis.  The consolidated financial statements include the accounts of UTG and its subsidiaries at June 30, 2007.

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

We believe that these policies were applied in a consistent manner during the first six months of 2007.

Acquisition of Company

In December 2006, the Company completed an acquisition transaction whereby it acquired a controlling interest in Acap Corporation, which owns two life insurance subsidiaries (AC and TI).  The acquisition resulted in an increase of approximately $90,000,000 in invested assets, $160,000,000 in total assets and 200,000 additional policies to administer.  The acquisition had a material impact on many of the balance sheet and income statement line items.  The income statement for the period and quarter ended June 30, 2006 does not reflect the operating results of the acquired entities.  The following analysis and discussion considers the overall changes when comparing 2007 results to 2006 and the impact of the new entities to the Company.

Results of Operations

(a)  Revenues

The Company experienced an increase of approximately $ 2,500,000 in premiums and policy fee revenues, net of reinsurance premiums and policy fees, when comparing the first six months of 2007 to the same period in 2006 and an increase of approximately $952,000 for the second quarter comparison.  The majority of this increase, $1,751,000 for the six months and $1,076,000 for the second quarter, is related to the acquisition of the two life insurance subsidiaries at the end of 2006.  The remaining change relates to the timing of reinsurance premiums paid during the reporting period.  The Company currently writes little new business.  Unless the Company acquires a block of in-force business or significantly increases its marketing, management expects premium revenue to continue to decline at a rate consistent with prior experience.

The Company’s primary source of new business production comes from the conservation effort implemented several years ago.  This effort was an attempt to improve the persistency rate of insurance company’s policies.  Several of the customer service representatives of the Company are also licensed insurance agents, allowing them to offer other products within the Company’s portfolio to existing customers.  Additionally, stronger efforts have been made in policy retention through more personal contact with the customer including telephone calls to discuss alternatives and reasons for a customer’s request to surrender their policy.  Previously, the Company’s agency force was primarily responsible for conservation efforts. Management will continue to monitor these efforts and make adjustments as seen appropriate to enhance the future success of the program. The Company has introduced new products and updated other products in recent periods including the Horizon Annuity, Kid Kare (a single premium, child term policy) and a limited number of other traditional whole life policies.  The company is currently working on development of a level term and decreasing term product.  These products are utilized primarily in conservation efforts and sales to existing customers.  Such sales are not expected to be material.

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

Net investment income increased 64% when comparing the first six months of 2007 to the same period in 2006 and increased 59% in comparing second quarter results.  Excluding the acquired companies, net investment income increased 19% on the year to date comparison and increased 23% in the second quarter comparison.  In recent periods, the marketplace has seen an increase in yields on fixed maturity investments.  This has resulted in an increase in investment earnings on the fixed maturity portfolio as current holdings mature and are re-invested.  Additionally, since 2004, the Company has begun lengthening the bond portfolio.  Generally, longer term investments carry a higher yield than shorter term investments in the marketplace.  The Company continues to leverage its affiliation with FSNB through the investment in mortgage loans.  Mortgage loans provide a more attractive investment yield than generally found in the bond market.  The Company is able to acquire these loans utilizing FSNB personnel and expertise.  A significant portion of the mortgage loan portfolio contains floating interest rates that has further enhanced earnings in recent periods as interest rates have crept higher.

The Company's investments are generally managed to match related insurance and policyholder liabilities.  The comparison of investment return with insurance or investment product crediting rates establishes an interest spread.  The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads, ranging from 1% to 2%.  The Company has lowered all rate-adjustable products to their guaranteed minimums.  The guaranteed minimum crediting rates on these products range from 3% to 5.5%.  If interest rates were to decline, the Company won’t be able to lower rates, and both net investment income and net income will be impacted negatively.

The Company realized investment gains of $ 1,630,512 in the first six months of 2007 compared to net realized investment gains of $ 3,042,558 for the same period in 2006.  The net realized gains in 2007 are primarily the result of two sales.  In May 2007, the Company sold its 50% interest in Harbor Village Partners LLC, realizing a loss of approximately $643,000.  Management determined the project was not performing as desired and that it was in the Company’s best long-term interest to divest of its equity investment.  As part of the sale, UG is entitled to receive a 10% profit share of future earnings of the development project up to $1,400,000.  This future potential was not considered in the current calculation of loss on the sale.  Should any future profits be received by the Company from this project, they will be recorded as income in the period received.  In June 2007, the Company completed the sale of a real estate holding identified as Drs. Hospital.  The Company reported a gain on the sale of approximately $2,600,000.  The net realized gains in 2006 are primarily comprised of net realized gains from the disposal of certain equity securities during the first quarter of 2006.

Other income has remained consistent over the periods presented.  Other income primarily represents revenues received relating to the performance of administrative work as a third party administrator (“TPA”) for unaffiliated life insurance companies.  The Company receives monthly fees based on policy in force counts and certain other activity indicators such as number of policies issued.  The Company has not had any substantial change in its TPA client base or activity related fees of existing clients during the periods presented in the financial statements.  Management remains committed to the pursuit of additional TPA clients and believes this area continues to show potential for growth.

(b)  Expenses

Life benefits, claims and settlement expenses net of reinsurance benefits and claims, increased 22% in the first six months of 2007 compared to the same period in 2006 and increased 5% during the second quarter comparison.  Excluding the results of the acquired companies, this line item increased 2% for the six month period and decreased 12% for the second quarter when comparing 2007 results to 2006 results.  This variance is primarily the result of changes in mortality experience.  Mortality was $444,000 more in the six-month period of 2007 compared to 2006, but $605,000 less in the second quarter 2007 compared to 2006.  Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.  Overall, reserves continue to increase on in-force policies as the age of the insured increases.

Amortization of cost of insurance acquired has increased substantially during the six months and second quarter only when comparing 2007 to 2006.  This is the result of the acquisition of the insurance subsidiaries in December 2006.   The value placed on the in-force business of the acquired companies is amortized consistent with the expected future profits of the policies over their projected lives.  The Company reviews the recoverability of the asset based on current trends and known events compared to the assumptions used in the establishment of the original asset.  No impairments were recorded in any of the periods presented.

Operating expenses increased 34% the first six months of 2007 compared to the same period in 2006 and increased 48% when comparing the second quarter results of 2007 and 2006. The increase in operating expenses is primarily related to the increase in activity related to the new companies acquired at the end of 2006.  These costs include such items as new staff, postage and supplies.  The increase in expenses is consistent with Management’s expectations relating to the acquisition.  The Company continually monitors expenditures looking for savings opportunities.  Management places significant emphasis on expense monitoring and cost containment.  Maintaining administrative efficiencies directly impacts net income.

The Company has reported interest expense during the periods presented for 2007 while showing none for the same periods in 2006.  Through June 30, 2006, the Company had no outstanding debt.  In December 2006, the Company borrowed funds as part of the proceeds relating to the acquisition of the new insurance subsidiaries.  Management intends to aggressively work to retire its outstanding debt.  In July 2007, the Company made a $3,000,000 principal reduction to this debt.  See note 3 to the financial statements for a more complete description of the Company’s outstanding debt.

(c)  Net income

The Company had a net gain of $ 838,221 in the first six months of 2007 compared to a net gain of $ 881,196 for the same period in 2006.  Realized gains in both periods significantly enhanced the net income of the Company.  Operating results of the acquired companies have also contributed to improved current period earnings compared to the prior year.

Financial Condition

Total shareholders’ equity increased approximately $ 726,000 as of June 30, 2007 compared to December 31, 2006.  The change in equity for the current period is comprised primarily of net income of $838,000, partially offset by an unrealized loss in value of $(344,000) on investments held.  In addition, the Company received $328,000 from the issuance of additional shares of common stock under the Employee and Director Stock Purchase Plan, and repurchased $96,000 of its common stock in the open market.

Investments represent approximately 73% and 72% of total assets at June 30, 2007 and December 31, 2006, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company’s investment portfolio is invested in high quality, low risk investments.

As of June 30, 2007, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.  The Company has identified securities it may sell and classified them as "investments held for sale".  Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity. Most all of the Company’s fixed maturity holdings are classified as available for sale and carried at current market value.

Liquidity and Capital Resources

The Company has three principal needs for cash - the insurance companies’ contractual obligations to policyholders, the payment of operating expenses and the servicing of outstanding debt.  Cash and cash equivalents as a percentage of total assets were approximately 2% as of June 30, 2007, and December 31, 2006, respectively.  Fixed maturities as a percentage of total assets were approximately 45% and 50% as of June 30, 2007 and December 31, 2006, respectively.

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

Net cash used in operating activities was $(118,610) and $(838,852) for the six months ending June 30, 2007 and 2006, respectively.

Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.

Net cash used in investing activities was $(6,426,801) and $(2,250,523) for the six-month periods ending June 30, 2007 and 2006, respectively.  The most significant aspect of cash used in investing activities is the fixed maturity transactions.  The Company had fixed maturities in the amount of $43,759,591 and $5,673,288 that sold and matured in the first six months of 2007 and 2006, respectively.  This is in addition to the $1,465,713 and $2,802,824 of the held to maturity securities that matured in the first six months of 2007 and 2006, respectively.  In addition, the Company purchased $26,092,765 and $12,723,471 of fixed maturities in 2007 and 2006, respectively.  Also during 2007, the Company acquired $42,344,110 in real estate investments.  Most of these real estate investments were acquired through the establishment of new LLC entities with the Company holding a 50% interest.

Net cash provided by financing activities was $8,645,297 and $756,261 for the six month periods ending June 30, 2007 and 2006, respectively.  A significant portion of the activity during 2007 relates to the real estate LLC entities and the minority shareholder cash contributions.

At June 30, the Company had $ 21,619,430 of long-term debt outstanding.  The acquisition of Acap Corporation in late 2006 accounts for a majority of the current outstanding debt.  (See note 3 for a more detailed description of the Company’s current outstanding debt).  At June 30, 2007, the Company had no short-term debt outstanding.

UTG is a holding company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the company in good standing with states in which it does business, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on management fees received from its subsidiaries and earnings received on cash balances.  At June 30, 2007, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries.  The Company's insurance subsidiaries have maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.  No dividends were paid to shareholders in 2006 or the first six months of 2007.

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

Interest rate risk

The Company’s exposure to interest rate changes results from a significant holding of fixed maturity investments and mortgage loans on real estate, all of which comprised approximately 72% of the investment portfolio as of June 30, 2007.  These investments are mainly exposed to changes in treasury rates.  The fixed maturities investments include U.S. government bonds, securities issued by government agencies, mortgage-backed bonds and corporate bonds.  Approximately 65% of the fixed maturities owned at June 30, 2007 are instruments of the United States government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government.

To manage interest rate risk, the Company performs periodic projections of asset and liability cash flows to evaluate the potential sensitivity of the investments and liabilities.  Management assesses interest rate sensitivity with respect to the available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward 100-basis point shifts in the prevailing interest rates.  The following tables set forth the potential amount of unrealized gains (losses) that could be caused by 100-basis point upward and downward shifts on the available-for-sale fixed maturities investments as of June 30, 2007:

Decreases in Interest Rates		Increases in Interest Rates
200 Basis Points	100 Basis Points	100 Basis Points	200 Basis Points	300 Basis Points
$ 15,058,000	$ 6,287,000	$ (7,954,000)	$ (23,862,000)	$ (32,831,000)

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

There are no fixed maturities or other investment that management classifies as trading instruments.  At June 30, 2007 and December 31, 2006, there were no investments in derivative instruments.

The Company had no capital lease obligations, material operating lease obligations or purchase obligations outstanding as of June 30, 2007.

The Company has $21,619,430 in debt outstanding at June 30, 2007.

Future policy benefits reflected as liabilities of the Company on its balance sheet as of June 30, 2007, represent actuarial estimates of liabilities of future policy obligations such as expected death claims on the insurance policies in force as of the financial reporting date.  Due to the nature of these liabilities, maturity is event dependent and therefore, these liabilities have been classified as having an indeterminate maturity.

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

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

NONE

ITEM 1A.  RISK FACTORS.

NONE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Shareholders held on June 20, 2007, the following matters were submitted to the shareholders of UTG and voted on as indicated:

1.   To elect ten directors to serve for a term of one year and until their successors are elected and qualified:

DIRECTOR	FOR	WITHHELD	AGAINST
John S. Albin	2,923,064	647	9,466
Randall L. Attkisson	2,923,294	647	9,236
Joseph A. Brinck II	2,923,336	647	9,194
Jesse T. Correll	2,923,114	647	9,416
Ward F. Correll	2,922,514	647	10,016
Thomas F. Darden II	2,922,839	647	9,691
Howard L. Dayton Jr	2,923,336	647	9,194
Peter L Ochs	2,923,336	647	9,194
William W. Perry	2,923,586	647	8,944
James P. Rousey	2,923,264	647	9,266

ITEM 5.  OTHER INFORMATION.

NONE

ITEM 6.  EXHIBITS.

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

UTG, INC.
(Registrant)

Date:   August 8, 2007                                                                                                By  /s/ James P. Rousey
                                                                                                          James P. Rousey
                                                                                                             President and Director

Date:   August 8, 2007                                                                                             By  /s/ Theodore C. Miller
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