Form 10-Q
period 2007-09-30
UTG INC
filed 2007-11-13
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the registrant’s common stock as of October 26, 2007, was 3,850,984.

UTG, Inc. and Subsidiaries
(The “Company”)

TABLE OF CONTENTS

Part 1.   Financial Information…………………………………………………………………………………..................................................… 3

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive income for the nine months ended

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

SIGNATURES……………………………………………………………………………………………………………...........................…… 21

EXHIBIT INDEX, followed by exhibits................................................................................................................................................................ 22

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

UTG, Inc.
and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
ASSETS	2007	2006*

Investments:
Fixed maturities at amortized cost
(market $6,224,456 and $6,244,373)	$6,132,130	$6,274,913
Investments held for sale:
Fixed maturities, at market (cost $205,662,554 and $235,054,655)	204,688,976	233,229,129
Equity securities, at market (cost $15,665,091 and $10,031,148)	25,456,352	16,305,591
Mortgage loans on real estate at amortized cost	42,774,662	32,015,446
Investment real estate, at cost, net of accumulated depreciation	66,408,577	43,975,642
Policy loans	15,783,921	15,931,525
Short-term investments	0	47,879
	361,244,618	347,780,125

Cash and cash equivalents	8,610,981	8,472,553
Securities of affiliate	4,000,000	4,000,000
Accrued investment income	2,406,866	2,824,975
Reinsurance receivables:
Future policy benefits	74,414,673	73,770,732
Policy claims and other benefits	4,675,992	5,040,219
Cost of insurance acquired	29,325,258	32,808,159
Deferred policy acquisition costs	1,061,118	1,188,888
Property and equipment, net of accumulated depreciation	1,835,280	3,129,331
Income taxes receivable, current	141,540	219,956
Other assets	2,402,480	3,496,856
Total assets	$490,118,806	$482,731,794

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits	$348,939,667	$351,587,689
Policy claims and benefits payable	4,337,563	3,330,945
Other policyholder funds	1,043,129	1,124,045
Dividend and endowment accumulations	13,959,938	14,091,257
Deferred income taxes	17,608,251	16,480,068
Notes payable	19,039,449	22,990,081
Other liabilities	9,068,205	8,587,166
Total liabilities	413,996,202	418,191,251
Minority interests in consolidated subsidiaries	27,797,269	19,514,151

Shareholders' equity:
Common stock - no par value, stated value $.001 per share
Authorized 7,000,000 shares - 3,852,169 and 3,842,687 shares issued
after deducting treasury shares of 382,177 and 360,888	3,852	3,843
Additional paid-in capital	42,088,314	41,813,690
Retained earnings	555,887	232,371
Accumulated other comprehensive income	5,677,282	2,976,488
Total shareholders' equity	48,325,335	45,026,392
Total liabilities and shareholders' equity	$490,118,806	$482,731,794

* Balance sheet audited at December 31, 2006
See accompanying notes.

UTG, Inc.
and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenues:

Premiums and policy fees	$3,587,599	$3,669,591	$15,657,121	$11,986,191
Reinsurance premiums and policy fees	(1,109,583)	(499,558)	(3,689,319)	(1,826,658)
Net investment income	4,394,621	2,434,510	13,152,998	7,777,387
Realized investment gains (losses), net	(29,739)	7,712,195	1,600,773	10,754,753
Other income	569,237	526,354	1,631,986	1,731,811
	7,412,135	13,843,092	28,353,559	30,423,484

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life	5,333,150	4,196,385	19,624,913	15,697,715
Reinsurance benefits and claims	(473,858)	(442,210)	(2,115,595)	(1,564,895)
Annuity	270,433	305,101	850,130	809,263
Dividends to policyholders	267,556	221,532	924,404	697,221
Commissions and amortization of deferred
policy acquisition costs	(500,695)	31,948	(1,293,844)	8,456
Amortization of cost of insurance acquired	1,007,797	797,932	3,294,478	2,055,416
Operating expenses	1,750,562	1,848,120	5,919,368	4,958,154
Interest expense	310,731	0	1,042,382	0
	7,965,676	6,958,808	28,246,236	22,661,330

Gain (loss) before income taxes, minority interest
and equity in earnings of investees	(553,541)	6,884,284	107,323	7,762,154

Income tax credit (expense)	(10,760)	(2,389,267)	(149,806)	(2,441,635)
Minority interest in (income) loss of
consolidated subsidiaries	49,596	(2,461,239)	365,999	(2,405,545)

Net income (loss)	$(514,705)	$2,033,778	$323,516	$2,914,974

Basic income (loss) per share from continuing
operations and net income (loss)	$(0.13)	$0.53	$0.08	$0.75

Diluted income (loss) per share from continuing
operations and net income (loss)	$(0.13)	$0.53	$0.08	$0.75

Basic weighted average shares outstanding	3,850,213	3,863,837	3,851,979	3,880,467

Diluted weighted average shares outstanding	3,850,213	3,863,837	3,851,979	3,880,467
See accompanying notes.

UTG, Inc.
and Subsidiaries
Consolidated Statement of Changes in
Shareholders' Equity and Comprehensive Income
For the nine months ended September 30, 2007 (Unaudited)

Common stock
Balance, beginning of year	$3,843
Issued during year	31
Retired common shares	0
Purchase treasury shares	(22)
Balance, end of period	3,852

Additional paid-in capital
Balance, beginning of year	41,813,690
Issued during year	446,668
Retired common shares	(2,599)
Purchase treasury shares	(169,445)
Balance, end of period	42,088,314

Retained earnings
Balance, beginning of year	232,371
Net income	323,516
Balance, end of period	555,887

Accumulated other comprehensive income
Balance, beginning of year	2,976,488
Other comprehensive income
Unrealized holding loss on securities net of
minority interest and reclassification adjustment	2,700,794
Comprehensive income
Balance, end of period	5,677,282

Total shareholders' equity, end of period	$48,325,335

Comprehensive income
Net gain	$323,516
Unrealized holding gains on securities
net of reclassification adjustment	2,700,794

Total comprehensive income	$3,024,310
See accompanying notes.

UTG, Inc.
and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2007	2006
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income	$323,516	$2,914,974
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Amortization/accretion of fixed maturities	124,322	317,364
Realized investment gains, net	(1,600,773)	(10,754,753)
Amortization of deferred policy acquisition costs	127,770	179,857
Amortization of cost of insurance acquired	3,294,478	2,055,416
Depreciation	365,339	1,781,809
Minority interest	(365,999)	2,405,545
Change in accrued investment income	418,109	(96,186)
Change in reinsurance receivables	(279,714)	77,285
Change in policy liabilities and accruals	591,197	1,722,164
Charges for mortality and administration of
universal life and annuity products	(6,539,112)	(6,883,918)
Interest credited to account balances	3,914,151	3,899,950
Change in income taxes payable	1,272,547	2,082,194
Change in other assets and liabilities, net	3,160,012	(199,508)
Net cash provided by (used in) operating activities	4,805,843	(497,807)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities held for sale	57,420,858	10,324,208
Fixed maturities matured	1,477,045	2,913,949
Equity securities	140,389	10,160,168
Mortgage loans	6,272,781	8,373,320
Real estate	8,584,401	20,824,219
Policy loans	2,852,873	2,604,057
Short-term	1,312,195	0
Total proceeds from investments sold and matured	78,060,542	55,199,921
Cost of investments acquired:
Fixed maturities held for sale	(28,547,262)	(30,589,280)
Fixed maturities	(1,319,429)	(2,506,647)
Equity securities	(5,774,332)	(6,453,468)
Mortgage loans	(17,031,997)	(3,779,997)
Real estate	(19,187,536)	(14,131,675)
Policy loans
Short-term	(1,260,000)	(338)
Total cost of investments acquired	(75,825,825)	(59,508,086)
Purchase of property and equipment	(19,317)	(277,069)
Net cash provided by (used in) investing activities	2,215,400	(4,585,234)

Cash flows from financing activities:
Policyholder contract deposits	6,000,445	6,109,924
Policyholder contract withdrawals	(5,820,320)	(4,930,564)
Proceeds from line of credit	3,800,000	0
Issuance of common stock	446,699	0
Purchase of treasury stock	(172,066)	(380,112)
Purchase of minority shares of consolidated subsidiary	(5,376,744)	0
Funds borrowed on notes payable	1,489,176	0
Payments of principal on notes payable and lines of credit	(7,250,005)	0
Net cash provided by (used in) financing activities	(6,882,815)	799,248

Net increase (decrease) in cash and cash equivalents	138,428	(4,283,793)
Cash and cash equivalents at beginning of period	8,472,553	12,204,087
Cash and cash equivalents at end of period	$8,610,981	$7,920,294
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

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC, a Kentucky corporation, (“FSF”) and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company that owns 100% of First Southern National Bank (“FSNB”), which operates in the State of Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At September 30, 2007, Mr. Correll owns or controls directly and indirectly approximately 68% of UTG’s outstanding stock.

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

At September 30, 2007, consolidated subsidiaries of UTG, Inc. were as depicted on the following organizational chart.

2.   INVESTMENTS

As of September 30, 2007 and December 31, 2006, fixed maturities and fixed maturities held for sale represented 58% and 69%, respectively, of total invested assets.  As prescribed by the various state insurance department statutes and regulations, the insurance companies’ investment portfolio is required to be invested in investment grade securities to provide ample protection for policyholders. In light of these statutes and regulations, and the Company’s business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and other high quality low risk investments.  As of September 30, 2007, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders’ equity.  The investments held for sale are carried at market, with changes in market value directly charged to shareholders’ equity.  To provide additional flexibility and liquidity, the Company has categorized almost all fixed maturity investments as available for sale.

3.   NOTES PAYABLE

At September 30, 2007 and December 31, 2006, the Company had $ 19,039,449 and $ 22,990,081, respectively, of long-term debt outstanding.

On December 8, 2006, UTG borrowed funds from First Tennessee Bank National Association through execution of an $ 18,000,000 promissory note.  The note is secured by the pledge of 100% of the common stock of UG.  The promissory note carries a variable rate of interest based on the 3 month LIBOR rate plus 180 basis points.  The initial rate was 7.15%.  Interest is payable quarterly.  Principal is payable annually beginning at the end of the second year in five installments of $ 3,600,000.  The loan matures on December 7, 2012.  The Company borrowed $ 1,489,176 and has made principal payments of $3,450,000 during 2007.  The remaining available balance can be drawn any time over the next three months and is anticipated to be utilized in the purchase of the stock put option shares as they may be presented to UTG, Inc. for purchase.  At September 30, 2007, the outstanding principal balance on this debt was $ 13,039,449.

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

On June 1, 2005, UG was extended a $ 3,300,000 line of credit from the First National Bank of Tennessee.  The LOC is for a one-year term from the date of issue.  The interest rate on the LOC is variable and indexed to be the lowest of the U.S. prime rates as published in the Wall Street Journal, with any interest rate adjustments to be made monthly.  During 2007, UG had borrowings from the LOC of $ 3,800,000 and repayments of $ 3,800,000.  At September 30, 2007 and December 31, 2006, the Company had no outstanding borrowings attributable to this LOC.

AC and TI each had a line of credit in place through Frost National Bank for $210,000 and $160,000, respectively.  These lines have been in place since 2004.  The lines are for one-year terms, interest payable quarterly at a floating interest rate which is the Lender’s prime rate.  Principal is due upon maturity.  The lines matured during the second quarter of 2007.  Management has determined these lines are no longer needed, therefore, upon maturity in 2007, these lines were not renewed.  Neither of the lines have had any activity during 2007.

At December 31, 2006, Harbor Village Partners (“HVP”), a then 50% owned affiliate of the Company, had $8,000,000 of debt through various borrowings.  In May 2007, the Company sold its interest in HVP to an outside third party.  As a result of this sale, HVP is no longer a consolidated subsidiary of the Company.  Further, the previous outstanding debt of HVP is no longer reflected in the financial statements of UTG, nor does UTG have any responsibility for this debt.

In January 2007, UG became a 50% owner of the newly formed RLF Lexington Properties LLC (“Lexington”).  The entity was formed to hold, for investment purposes, certain investment real estate acquired.  As part of the purchase price of the real estate owned by Lexington, the seller provided financing through the issuance of five promissory notes of $1,200,000 each totaling $6,000,000.  The notes bear interest at the fixed rate of 5%.  No payments are due under the terms of the notes until maturity of each note.  The notes come due beginning on January 5, 2008, and each January 5 thereafter until 2012 when the final note is repaid.

The consolidated scheduled principal reductions on the notes payable for the next five years are as follows:

                                    Year                                                Amount
                                    2007                                         $               0
                                    2008                                             1,200,000
                                    2009                                             4,250,000
                                    2010                                             4,800,000
                                    2011                                             4,800,000

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
The original issue price of shares at the time this program began was established at $12.00 per share.  At September 30, 2007, UTG had 109,319 shares outstanding that were issued under this program with a value of $ 14.89 per share pursuant to the above formula.

B.   Stock Repurchase Program

On June 5, 2001, the Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of up to $ 1 million of UTG's common stock.  On June 16, 2004, an additional $ 1 million was authorized for repurchasing shares.  On April 18, 2006, an additional $1 million was authorized for repurchasing shares.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are generally limited to a maximum per share price of $8.00.  Through October 26, 2007, UTG has spent $ 2,641,024 in the acquisition of 383,327 shares under this program.

C.   Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period, retroactively adjusted to give effect to all stock splits, in accordance with Statement of Financial Accounting Standards No. 128.  At September 30, 2007, diluted earnings per share were the same as basic earnings per share since the UTG had no dilutive instruments outstanding.

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

In December 2006, the Company entered into an agreement with the certain individual shareholders of Acap.  This agreement allows the Company (through a put option arrangement) to buy up to 264 shares of common stock of Acap at any time between the date of the agreement and December 2007.  The price of the share purchase was determined by a pre-set formula, which the Company believes approximates fair value, at the time such shares might be put.  At September 30, 2007, there remains 66 shares of ACAP common stock outstanding subject to the put options.

On December 31, 2006, the Company entered into a 100% coinsurance agreement whereby the insurance subsidiaries, AC and TI, ceded all of their A&H business to an unaffiliated third party.  As part of the agreement, AC and TI remain contingently liable for claims incurred prior to the effective date of the agreement, for a period of one year.  At the end of the one year period, an accounting of these claims shall be produced.  Any difference in the actual claims to the claim reserve liability transferred shall be refunded to / paid by AC and TI.  At September 30, 2007, the Company has been notified actual claims experience has exceeded the claim reserve liability transferred by approximately $100,000.  This amount has been accrued and included in the September 30, 2007 financial results.

In the normal course of business the Company is involved from time to time in various legal actions and other state and federal proceedings.  There were no proceedings pending or threatened as of September 30, 2007.

6.   OTHER CASH FLOW DISCLOSURE

On a cash basis, the Company paid $838,609 and $ 0 in interest expense during the first nine months of 2007 and 2006, respectively.  The Company paid $412,567 and $524,896 of federal income tax during the first nine months of 2007 and 2006, respectively.

During 2007, the Company acquired certain real estate investments that are included in the consolidated financial statements.  Minority investors contributed $14,810,000 in capital to these entities during the year.

7.   CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial institutions that at times may exceed federally insured limits.  The Company maintains its primary operating cash accounts with First Southern National Bank, an affiliate of UTG, and its largest shareholder, Chairman and CEO, Jesse Correll.  The Company holds approximately $ 12,011 for which there are no pledges or guarantees outside FDIC insurance limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

8.   COMPREHENSIVE INCOME

		Tax
	Before-Tax	(Expense)	Net of Tax
September 30, 2007	Amount	or Benefit	Amount

Unrealized holding gains during
Period	$4,537,558	$(1,588,146)	$2,949,412
Less: reclassification adjustment
for gains realized in net income	(382,490)	133,872	(248,618)
Net unrealized gain	4,155,068	(1,454,274)	2,700,794
Other comprehensive income	$4,155,068	$(1,454,274)	$2,700,794

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated financial condition, changes in financial position and results of operations for the three months and nine months ended September 30, 2007, as compared to the same period of 2006, of UTG and its subsidiaries.  This discussion and analysis supplements Management’s Discussion and Analysis  in Form 10-K for the year ended December 31, 2006, and should be read in conjunction with the interim financial statements and notes that appear elsewhere in this report.  The Company reports financial results on a consolidated basis.  The consolidated financial statements include the accounts of UTG and its subsidiaries at September 30, 2007.

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

We believe that these policies were applied in a consistent manner during the first nine months of 2007.

Acquisition of Company

In December 2006, the Company completed an acquisition transaction whereby it acquired a controlling interest in Acap Corporation, which owns two life insurance subsidiaries (AC and TI).  The acquisition resulted in an increase of approximately $90,000,000 in invested assets, $160,000,000 in total assets and 200,000 additional policies to administer.  The acquisition had a material impact on many of the balance sheet and income statement line items.  The income statement for the period and quarter ended September 30, 2006 does not reflect the operating results of the acquired entities.  The following analysis and discussion considers the overall changes when comparing 2007 results to 2006 and the impact of the new entities to the Company.

Results of Operations

(a)  Revenues

The Company experienced an increase of approximately $ 1,808,000 in premiums and policy fee revenues, net of reinsurance premiums and policy fees, when comparing the first nine months of 2007 to the same period in 2006. The majority of this increase, $2,658,000 for the nine months, is related to the acquisition of the two life insurance subsidiaries at the end of 2006.  Excluding the acquired companies, premiums decreased approximately 8% for the period.  The Company currently writes little new business.  Unless the Company acquires a block of in-force business or significantly increases its marketing, management expects premium revenue to continue to decline at a rate consistent with prior experience.

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

Net investment income increased 69% when comparing the first nine months of 2007 to the same period in 2006 and increased 81% in comparing third quarter results.  Excluding the acquired companies, net investment income increased 23% on the year to date comparison and increased 33% in the third quarter comparison.  In recent periods, the marketplace has seen an increase in yields on fixed maturity investments.  This has resulted in an increase in investment earnings on the fixed maturity portfolio as current holdings mature and are re-invested.  Additionally, since 2004, the Company has begun lengthening the bond portfolio.  Generally, longer term investments carry a higher yield than shorter term investments in the marketplace.  The Company continues to leverage its affiliation with FSNB through the investment in mortgage loans.  Mortgage loans provide a more attractive investment yield than generally found in the bond market.  The Company is able to acquire these loans utilizing FSNB personnel and expertise.  A significant portion of the mortgage loan portfolio contains floating interest rates that has further enhanced earnings in recent periods as interest rates have crept higher.

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

The Company realized investment gains of $ 1,600,773 in the first nine months of 2007 compared to net realized investment gains of $ 10,754,753 for the same period in 2006.  The net realized gains in 2007 are primarily the result of two sales.  In May 2007, the Company sold its 50% interest in Harbor Village Partners LLC, realizing a loss of approximately $643,000.  Management determined the project was not performing as desired and that it was in the Company’s best long-term interest to divest of its equity investment.  As part of the sale, UG is entitled to receive a 10% profit share of future earnings of the development project up to $1,400,000.  This future potential was not considered in the current calculation of loss on the sale.  Should any future profits be received by the Company from this project, they will be recorded as income in the period received.  In June 2007, the Company completed the sale of a real estate holding identified as Drs. Hospital.  The Company reported a gain on the sale of approximately $2,600,000.  The net realized gains in 2006 are primarily comprised of net realized gains from the disposal of certain equity securities during the first quarter of 2006 and from the sale of certain real estate holdings during the third quarter of 2006.

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

(b)  Expenses

Life benefits, claims and settlement expenses net of reinsurance benefits and claims, increased 22% in the first nine months of 2007 compared to the same period in 2006 and increased 29% during the third quarter comparison.  Excluding the results of the acquired companies, this line item decreased 1% for the nine month period and decreased 6% for the third quarter when comparing 2007 results to 2006 results.  This variance is primarily the result of changes in mortality experience.  Mortality was $1,709,000 more in the nine-month period of 2007 compared to 2006, and $1,244,000 more in the third quarter 2007 compared to 2006.  Although claims experience was higher in the current periods compared to the previous year, the associated reserves that were released related to the claims were a greater percentage of the claim amount than in the prior year, thus reducing the impact the increased claims had on the current period results.  Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.  Overall, reserves continue to increase on in-force policies as the age of the insured increases.

Amortization of cost of insurance acquired has increased substantially during the nine months and third quarter only when comparing 2007 to 2006.  This is the result of the acquisition of the insurance subsidiaries in December 2006.   The value placed on the in-force business of the acquired companies is amortized consistent with the expected future profits of the policies over their projected lives.  The Company reviews the recoverability of the asset based on current trends and known events compared to the assumptions used in the establishment of the original asset.  No impairments were recorded in any of the periods presented.

Operating expenses increased 19% the first nine months of 2007 compared to the same period in 2006 and decreased 5% when comparing the third quarter results of 2007 and 2006. The increase in operating expenses is primarily related to the increase in activity related to the new companies acquired at the end of 2006.  These costs include such items as new staff, postage and supplies.  The increase in expenses is consistent with Management’s expectations relating to the acquisition.  The third quarter results of 2006 reflect the increase in expenses during the quarter from costs associated with the due diligence analysis of the acquired companies.   The Company continually monitors expenditures looking for savings opportunities.  Management places significant emphasis on expense monitoring and cost containment.  Maintaining administrative efficiencies directly impacts net income.

The Company has reported interest expense during the periods presented for 2007 while showing none for the same periods in 2006.  Through September 30, 2006, the Company had no outstanding debt.  In December 2006, the Company borrowed funds as part of the proceeds relating to the acquisition of the new insurance subsidiaries.  Management intends to aggressively work to retire its outstanding debt.  See note 3 to the financial statements for a more complete description of the Company’s outstanding debt.

(c)  Net income

The Company had a net gain of $ 323,516 in the first nine months of 2007 compared to a net gain of $ 2,914,974 for the same period in 2006.  The Company reported a significant amount of realized gains in the prior year, relating primarily to the sale of certain real estate and stock holdings.  Operating results of the acquired companies have also contributed to improved current period earnings compared to the prior year.

Financial Condition

Total shareholders’ equity increased approximately $3,299,000 as of September 30, 2007 compared to December 31, 2006.  The change in equity for the current period is comprised primarily of net income of approximately $324,000 and by an unrealized gain in value of approximately $2,701,000 on investments held.  The increase in value of investments held relates primarily to the .50% drop in interest rates in the marketplace during the third quarter of 2007.  In addition, the Company received $446,000 from the issuance of additional shares of common stock under the Employee and Director Stock Purchase Plan, and repurchased $172,000 of its common stock in the open market.

Investments represent approximately 73% and 72% of total assets at September 30, 2007 and December 31, 2006, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company’s investment portfolio is invested in high quality, low risk investments.

As of September 30, 2007, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.  The Company has identified securities it may sell and classified them as "investments held for sale".  Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity. Most all of the Company’s fixed maturity holdings are classified as available for sale and carried at current market value.

Liquidity and Capital Resources

The Company has three principal needs for cash - the insurance companies’ contractual obligations to policyholders, the payment of operating expenses and the servicing of outstanding debt.  Cash and cash equivalents as a percentage of total assets were approximately 2% as of September 30, 2007, and December 31, 2006, respectively.  Fixed maturities as a percentage of total assets were approximately 43% and 50% as of September 30, 2007 and December 31, 2006, respectively.

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

Net cash provided by (used in) operating activities was $4,805,843 and $(497,807) for the nine months ending September 30, 2007 and 2006, respectively.

Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.

Net cash provided by (used in) investing activities was $2,215,400 and $(4,585,234) for the nine-month periods ending September 30, 2007 and 2006, respectively.  The most significant aspect of cash used in investing activities is the fixed maturity transactions.  The Company had fixed maturities in the amount of $58,897,903 and $13,238,157 that sold and matured in the first nine months of 2007 and 2006, respectively.  In addition, the Company purchased $29,866,691 and $33,095,927 of fixed maturities in 2007 and 2006, respectively.  Also during 2007, the Company acquired $19,187,536 in real estate investments.  Most of these real estate investments were acquired through the establishment of new LLC entities with the Company holding a 50% interest.

Net cash provided by (used in) financing activities was $(6,882,815) and $799,248 for the nine month periods ending September 30, 2007 and 2006, respectively.  A significant portion of the activity during 2007 relates to the acquisition of minority interests in the consolidated entities and the re-payment of outstanding debt.

At September 30, the Company had $ 19,039,449 of long-term debt outstanding.  The acquisition of Acap Corporation in late 2006 accounts for a majority of the current outstanding debt.  (See note 3 for a more detailed description of the Company’s current outstanding debt).  At September 30, 2007, the Company had no short-term debt outstanding.

UTG is a holding company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the company in good standing with states in which it does business, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on management fees received from its subsidiaries and earnings received on cash balances.  At September 30, 2007, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries.  The Company's insurance subsidiaries have maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.  No dividends were paid to shareholders in 2006 or the first nine months of 2007.

UG is an Ohio domiciled insurance company, which requires five days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus.  At December 31, 2006, UG’s total statutory capital and surplus amounted to $ 31,209,934.  At December 31, 2006, UG had a statutory gain from operations of $ 5,162,322.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid an ordinary dividend of $3,000,000 in July 2007.

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

Interest rate risk

The Company’s exposure to interest rate changes results from a significant holding of fixed maturity investments and mortgage loans on real estate, all of which comprised approximately 70% of the investment portfolio as of September 30, 2007.  These investments are mainly exposed to changes in treasury rates.  The fixed maturities investments include U.S. government bonds, securities issued by government agencies, mortgage-backed bonds and corporate bonds.  Approximately 65% of the fixed maturities owned at September 30, 2007 are instruments of the United States government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government.

To manage interest rate risk, the Company performs periodic projections of asset and liability cash flows to evaluate the potential sensitivity of the investments and liabilities.  Management assesses interest rate sensitivity with respect to the available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward 100-basis point shifts in the prevailing interest rates.  The following tables set forth the potential amount of unrealized gains (losses) that could be caused by 100-basis point upward and downward shifts on the available-for-sale fixed maturities investments as of September 30, 2007:

Decreases in Interest Rates		Increases in Interest Rates
200 Basis Points	100 Basis Points	100 Basis Points	200 Basis Points	300 Basis Points
$ 16,526,000	$ 8,443,000	$ (12,044,000)	$ (21,682,000)	$ (30,739,000)

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

There are no fixed maturities or other investment that management classifies as trading instruments.  At September 30, 2007 and December 31, 2006, there were no investments in derivative instruments.

The Company had no capital lease obligations, material operating lease obligations or purchase obligations outstanding as of September 30, 2007.

The Company has $19,039,449 in debt outstanding at September 30, 2007.

Future policy benefits reflected as liabilities of the Company on its balance sheet as of September 30, 2007, represent actuarial estimates of liabilities of future policy obligations such as expected death claims on the insurance policies in force as of the financial reporting date.  Due to the nature of these liabilities, maturity is event dependent and therefore, these liabilities have been classified as having an indeterminate maturity.

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

UTG, INC.
(Registrant)

Date: November 8, 2007	By /s/ James P. Rousey
James P. Rousey
President and Director

Date: November 8, 2007	By /s/ Theodore C. Miller
Theodore C. Miller
Senior Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number                     Description

31.1                             Certification of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Secton 302

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