Form 10-K
period 2007-12-31
UTG INC
filed 2008-03-28
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[X]                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
[  ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________

Commission File Number 0-16867

UTG, INC.
Exact name of registrant as specified in its charter)

Delaware	20-2907892
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5250 South Sixth Street, Springfield, IL	62703
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (217) 241-6300

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Common Stock, stated value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. [  ]

Indicate by check mark whether the registrant is large accelerated filer, a non-accelerated filer, or a small company, as defined by Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non Accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company, as defined by Rule 12b-2 of the act.
Yes [  ]                                No [X]

As of June 30, 2007, shares of the Registrant’s common stock held by non-affiliates (based upon the price of the last sale of $8.25 per share), had an aggregate market value of approximately $9,326,411.

At March 1, 2008 the Registrant had 3,847,550 outstanding shares of Common Stock, stated value $.001 per share.

Documents incorporated by reference:  None

UTG, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2007

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

At December 31, 2007, significant majority-owned subsidiaries of the Registrant were as depicted on the following organizational chart:

UTG, Inc
(UTG)
20-2907892 DE
100%
Roosevelt Equity Corporation
(REC)
37-0949882 DE
100%
Universal Guaranty Life Insurance Company
(UG)
70130
31-0727974 OH
100%
Stanford Wilderness Road, LLC
(SWR)
20-3705703 KY
64%
HPG Acquisitions, LLC
(HPG)
TX
73%
100%
Cumberland Woodlands, LLC
(CW)
26-1700910 KY
ACAP Corporation
(ACAP)
25-1489730 DE
50%
RLF Lexington Properties, LLC
(Lexington)
CO
100%
American Capitol Insurance Company
(AC)
60291
74-1219404 TX
100%
100%
Imperial Plan, Inc
(Imperial Plan)
76-0293391 TX
Texas Imperial Life Insurance Company
(TI)
99449
74-2151052 TX

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC, a Kentucky corporation, (FSF) and First Southern Bancorp, Inc. (FSBI), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (FSNB).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At December 31, 2007, Mr. Correll owns or controls directly and indirectly approximately 68% of UTG’s outstanding stock.

UTG is a life insurance holding company.  The focus of UTG is the acquisition of other companies in similar lines of business and management of the insurance subsidiaries.  UTG has no activities outside the life insurance focus. UTG has a history of acquisitions and consolidation in which life insurance companies were involved.

UG is a wholly-owned life insurance subsidiary of UTG domiciled in the State of Ohio, which operates in the individual life insurance business.  The primary focus of UG has been the servicing of existing insurance business in force.  In addition, UG provides insurance administrative services for other non-related entities.

ACAP is an insurance holding company that is 73% owned by UG.  ACAP has no day to day operations of its own.  Its only significant asset is its investment in AC.

AC is a wholly-owned life insurance subsidiary of ACAP domiciled in the State of Texas, which operates in the individual life insurance business.  The primary focus of AC has been the servicing of existing insurance business in force.

TI is a wholly-owned life insurance subsidiary of AC domiciled in the State of Texas, which operates in the individual life insurance business.  The primary focus of TI has been the servicing of existing insurance business in force.

REC is a wholly-owned subsidiary of UTG, which was incorporated under the laws of the State of Delaware on June 1, 1971, as a securities broker dealer.  REC was established as an aid to life insurance sales.  Policyholders could have certain policy benefits such as annual dividends automatically transferred to a mutual fund if they elected.  REC acts as an agent for its customers by placing orders of mutual funds and variable annuity contracts, which are placed in the customers’ names.  The mutual fund shares and variable annuity accumulation units are held by the respective custodians.  The only financial involvement of REC is through receipt of commission (load).  REC functions at a minimum broker-dealer level.  It does not maintain any of its customer accounts nor receives customer funds directly.  Operating activity of REC accounted for approximately $45,000 of earnings in the current year.

HPG is a 64% owned subsidiary of UG, which owns for investment purposes, commercial property located in downtown Midland, Texas.  The property includes three commercial office buildings with a total of approximately 530,000 square feet and adjoining parking with 280 spaces.

SWR is a wholly-owned subsidiary of UG, which owns for investment purposes commercial real estate located in downtown Stanford, Kentucky.  Future plans for these properties include a re-habilitation of the buildings and will include a hotel and other commercial/retail space once completed.

CW is a wholly-owned subsidiary of UG, which owns for investment purposes, approximately 14,000 acres of land in Kentucky and a 50% partnership interest in an additional 11,000 acres of land in Kentucky.

Lexington is a 50% owned subsidiary of UG, which owns for investment purposes approximately 3,150 acres of land located near Lexington, Kentucky.

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

In December 2006, the Company completed an acquisition transaction whereby it acquired a controlling interest in Acap Corporation, which owns two life insurance subsidiaries.  The acquisition resulted in an increase of approximately $90,000,000 in invested assets, $160,000,000 in total assets and 200,000 additional policies to administer.  The administration of the acquired entities was moved to Springfield, Illinois during December 2006.  The Company believes this acquisition is a good fit with its existing administration and operations.  Significant expense savings were realized as a result of the combining of operations compared to costs of the two entities operating separately.

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

Effective January 1, 2009, the Company will be required to use the new 2001 CSO reserve table for new issues on a Statutory basis.  During 2008, the Company will review its current product offerings to determine which ones will be updated for this change and which ones, if any, may be discontinued.

UG offers a universal life policy referred to as the “Legacy” product.  This product was designed for use with several distribution channels including the Company’s own internal agents, bank agent/employees and through personally producing general agents “PPGA”.  This policy is issued for ages 0 – 65, in face amounts with a minimum of $25,000.  The Legacy product has a current declared interest rate of 4.0%, which is equal to its guaranteed rate.  After five years the guaranteed rate drops to 3.0%.  During the first five years the policy fee will be $6.00 per month on face amounts less than $50,000 and $5.00 per month for larger amounts.  After the first five years the Company may increase this rate but not more than $8.00 per month.  The policy has other loads that vary based upon issue age and risk classification. Partial withdrawals, subject to a minimum $500 cash surrender value and a $25 fee, are allowed once a year after the first duration.  Policy loans are available at 7.4% interest in advance.  The policy's accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan.  Surrender charges are based on a percentage of target premiums starting at 100% for years 1 and 2 then grading downward to zero in year 5.

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

Kid Kare is a single premium level term policy to age 21.   The product is sold in units, with one unit equal to a face amount of $5,000 for a single premium of $250.  The policy is issued from ages 0-15 and has conversion privileges at age 21.  There is no policy fee.

The “First Annuity” is our only active annuity product in our portfolio.  This product is issued for ages 0-80.  The minimum annual premium in the first year is $5,000, with premiums being optional in all other years. This policy has a decreasing surrender charge during the first five years of the contract.

The Company has recently developed two new term products with the intent of using them in First Southern National Bank through new customer sales and internally to existing customers.

The Full Circle is a decreasing term product available in 10, 15, 20, 25 or 30 year terms.  The product is generally issued to ages 20 to 65, with a minimum face amount of $10,000.

The Sentinel is a level term product available in 10, 15, 20, 25 or 30 year terms.  The product is generally issued to ages 18 to 65, with a minimum face amount of $25,000.

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

The Company has a variety of policies in force different from those being marketed.  Interest sensitive products, including universal life and excess interest whole life (“fixed premium UL”), account for 55% of the insurance in force.  Approximately 9% of the insurance in force is participating business, which represents policies under which the policy owner shares in the insurance company’s statutory divisible surplus.  The Company's average persistency rate for its policies in force for 2007 and 2006 has been 96.1% and 95.9%, respectively.

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

AC issues a product referred to as the Simplified Issue Whole Life.  This product is a small face whole life insurance product that is issued from ages 0 – 65 with face amounts ranging from $1,000 to $25,000.  The product is primarily used as a final expense type product.

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

The Company has introduced new and updated products in recent periods including the First Annuity, Kid Kare, Full Circle Term and Sentinel Term.  Management is currently exploring the feasibility of marketing certain of its products through its affiliated bank, First Southern National Bank.  It is anticipated such marketing efforts would include products such as the new term products and an annuity product.  Sales would be supported through the use of the web with Company personnel providing the prospective customer support.  Final details have not been completely worked out yet, but launch of this program is anticipated sometime during 2008.  Management anticipates insignificant sales under this program initially. Currently the Company has no other plans to increase marketing efforts.  New product development is anticipated to be utilized in conservation efforts and sales to existing customers.  Such sales are not expected to be material.

Excluding licensed home office personnel, UG has 15 general agents.  These agents primarily service their existing clients.  New sales for UG are primarily in the Midwest region with most sales in the states of Ohio, Illinois and West Virginia.  UG is licensed to sell life insurance in Alabama, Arizona, Arkansas, Colorado, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin.

AC has 1 licensed agent who primarily assists with conservation efforts and current customer requests for additional insurance.  AC is licensed to sell life insurance in Alabama, Alaska, Arizona, Arkansas, California, Colorado, Delaware, District of Columbia, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Louisiana, Maine, Maryland, Michigan, Mississippi, Missouri, Montana, Nebraska, New Hampshire, New Mexico, North Dakota, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wyoming.

TI has no agents.  TI is licensed only in the state of Texas.

In 2007, approximately $13,388,000 of total direct premium was collected by UG.  Ohio accounted for 28%, Illinois accounted for 17%, and West Virginia accounted for 11% of total direct premiums collected.  No other state accounted for more than 5% of direct premiums collected.

In 2007, approximately $4,856,000 of total direct premium was collected by AC.  Texas accounted for 37%, Louisiana accounted for 10%, Tennessee accounted for 7%, and Mississippi accounted for 6% of total direct premiums collected.  No other state accounted for more than 5% of direct premiums collected.

In 2007, approximately $2,132,000 of total direct premium was collected by TI.  Texas accounted for 96% of the total direct premiums collected.

UNDERWRITING

The underwriting procedures of the insurance subsidiaries are established by management.  Insurance policies are issued by the Company based upon underwriting practices established for each market in which the Company operates.  Most policies are individually underwritten.  Applications for insurance are reviewed to determine additional information required to make an underwriting decision, which depends on the amount of insurance applied for and the applicant's age and medical history.  Additional information may include inspection reports, medical examinations, and statements from doctors who have treated the applicant in the past and, where indicated, special medical tests.  After reviewing the information collected, the Company either issues the policy as applied for, issues with an extra premium charge because of unfavorable factors, or rejects the application.  Substandard risks may be referred to reinsurers for full or partial reinsurance of the substandard risk.

The Company requires blood samples to be drawn with individual insurance applications for coverage over $45,000 (age 46 and above) or $95,000 (ages 16-45).  Blood samples are tested for a wide range of chemical values and are screened for antibodies to the HIV virus.  Applications also contain questions permitted by law regarding the HIV virus, which must be answered by the proposed insureds.

RESERVES

The applicable insurance laws under which the insurance subsidiaries operate require that the insurance company report policy reserves as liabilities to meet future obligations on the policies in force.  These reserves are the amounts which, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated in accordance with applicable law to be sufficient to meet the various policy and contract obligations as they mature.  These laws specify that the reserves shall not be less than reserves calculated using certain mortality tables and interest rates.

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

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges.  Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances. Interest crediting rates for universal life and interest sensitive products range from 4.0% to 5.5% for the years ended December 31, 2007, 2006 and 2005.

REINSURANCE

As is customary in the insurance industry, the insurance subsidiaries cede insurance to, and assume insurance from, other insurance companies under reinsurance agreements.  Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk.  The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it.  However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies.  The Company sets a limit on the amount of insurance retained on the life of any one person.  The Company will not retain more than $125,000, including accidental death benefits, on any one life.  At December 31, 2007, the Company had gross insurance in force of $2.155 billion of which approximately $561 million was ceded to reinsurers.

The Company's reinsured business is ceded to numerous reinsurers.  The Company monitors the solvency of its reinsurers in seeking to minimize the risk of loss in the event of a failure by one of the parties.  The primary reinsurers of the Company are large, well capitalized entities.

Currently, UG is utilizing reinsurance agreements with Optimum Re Insurance Company, (Optimum) and Swiss Re Life and Health America Incorporated (SWISS RE).  Optimum and SWISS RE currently hold an “A-” (Excellent) and "A+" (Superior) rating, respectively, from A.M. Best, an industry rating company.  The reinsurance agreements were effective December 1, 1993, and covered most new business of UG.  The agreements are a yearly renewable term (YRT) treaty where the Company cedes amounts above its retention limit of $100,000 with a minimum cession of $25,000.

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

UG entered into a coinsurance agreement with Park Avenue Life Insurance Company (PALIC) effective September 30, 1996.  Under the terms of the agreement, UG ceded to PALIC substantially all of its then in-force paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  PALIC and its ultimate parent, The Guardian Life Insurance Company of America (Guardian), currently hold an “A” (Excellent) and "A+" (Superior) rating, respectively, from A.M. Best.  The PALIC agreement accounts for approximately 66% of UG’s reinsurance reserve credit, as of December 31, 2007.

On September 30, 1998, UG entered into a coinsurance agreement with The Independent Order of Vikings, (IOV) an Illinois fraternal benefit society.  Under the terms of the agreement, UG agreed to assume, on a coinsurance basis, 25% of the reserves and liabilities arising from all in-force insurance contracts issued by the IOV to its members.  At December 31, 2007, the IOV insurance in-force assumed by UG was approximately $1,656,000, with reserves being held on that amount of approximately $388,000.

On June 7, 2000, UG assumed an already existing coinsurance agreement, dated January 1, 1992, between Lancaster Life Reinsurance Company (LLRC), an Arizona corporation and Investors Heritage Life Insurance Company (IHL), a corporation organized under the laws of the Commonwealth of Kentucky.  Under the terms of the agreement, LLRC agreed to assume from IHL a 90% quota share of new issues of credit life and accident and health policies that have been written on or after January 1, 1992 through various branches of the First Southern National Bank.  The maximum amount of credit life insurance that can be assumed on any one individual’s life is $15,000.  UG assumed all the rights and obligations formerly held by LLRC as the reinsurer in the agreement.  LLRC liquidated its charter immediately following the transfer.  At December 31, 2007, the IHL agreement has insurance in-force of approximately $2,134,000, with reserves being held on that amount of approximately $31,000.

At December 31, 1992, AC entered into a reinsurance agreement with Canada Life Assurance Company (“the Canada Life agreement”) that fully reinsured virtually all of its traditional life insurance policies.  The reinsurer’s obligations under the Canada Life agreement were secured by assets withheld by AC representing policy loans and deferred and uncollected premiums related to the reinsured policies.  AC continues to administer the reinsured policies, for which it receives an expense allowance from the reinsurer.  At December 31, 2007, the Canada Life agreement has insurance in-force of approximately $80,785,000, with reserves being held on that amount of approximately $40,519,000.

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

During 1998, AC closed a coinsurance transaction with Universal Life Insurance Company (“Universal”). Pursuant to the coinsurance agreement, American Capitol coinsured 100% of the individual life insurance policies of Universal in force at January 1, 1998.  At December 31, 2007, the Universal agreement has insurance in-force of approximately $12,903,000, with reserves being held on that amount of approximately $5,108,000.

The treaty with Canada Life provides that AC is entitled to 85% of the profits (calculated pursuant to a formula contained in the treaty) beginning when the accumulated profits under the treaty reach a specified level.  As of December 31, 2007, there remains $1,445,907 in profits to be generated before AC is entitled to 85% of the profits.  Should future experience under the treaty match the experience of recent years, which cannot reliably be predicted to occur, the accumulated profits would reach the specified level towards the end of 2009.  However, regarding the uncertainty as to when the specified level may be reached, it should be noted that the experience has been erratic from year to year and the number of policies in force that are covered by the treaty diminishes each year.

All reinsurance for TI is with a single, unaffiliated reinsurer, Hannover Life Reassurance (Ireland) Limited ("Hannover"), secured by a trust account containing letters of credit totaling $258,852, granted in favor of TI.  TI administers the reinsurance policies, for which it receives an expense allowance from Hannover.  Hannover currently holds an “A” (Excellent) rating by A.M. Best.  At December 31, 2007, the Hannover agreement has insurance in-force of approximately $24,296,000, with reserves being held on that amount of approximately $109,000.

The Hannover treaty provides that TI may recapture the treaty without a charge to surplus under statutory accounting beginning when the accumulated profits (calculated pursuant to a formula contained in the treaty) reach a specified level.  As of December 31, 2007, there remains $91,168 in profits to be generated before TI can recapture the treaty without a surplus charge.  Should future experience under the treaty match the experience of recent years, which cannot reliably be predicted to occur, the accumulated profits would reach the specified level in early 2008.  However, regarding the uncertainty as to when the specified level may be reached, it should be noted that the experience has been erratic from year to year and the number of policies in force that are covered by the treaty diminishes each year.

On December 31, 2006, AC and TI entered into 100% coinsurance agreements whereby each company ceded all of its A&H business to an unaffiliated reinsurer, Reserve National Insurance Company (Reserve National).  As part of the agreement, the Company remained contingently liable for claims incurred prior to the effective date of the agreement, for a period of one year.  At the end of the one year period, on December 31, 2007, an accounting of these claims was produced.  Any difference in the actual claims to the claim reserve liability transferred will be refunded to / paid by the Company.  As of December 31, 2007, AC owes $93,384 and TI owes $902 to the unaffiliated third party.  The amounts have been included in each company’s current year financial statements.  Reserve National currently holds an “A-“ (Excellent) rating by A.M. Best.  During 2007, the policies coinsured under there agreements were assumption reinsured by Reserve National, thus releasing the Company from any future contingent liability under these policies.

The Company does not have any short-duration reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2007, 2006 and 2005 were as follows:

	Shown in thousands
	2007 Premiums Earned	2006 Premiums Earned	2005 Premiums Earned
Direct	$19,945	$15,450	$16,357
Assumed	223	65	42
Ceded	(5,755)	(2,655)	(2,672)
Net premiums	$14,413	$12,860	$13,727

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

The following table reflects net investment income by type of investment.

	December 31,
	2007	2006	2005
Fixed maturities and fixed maturities held for sale	$11,790,380	$6,838,277	$6,661,648
Equity securities	1,077,749	915,864	771,379
Mortgage loans	2,689,956	2,739,350	2,033,007
Real estate	4,599,005	5,500,005	7,473,698
Policy loans	951,394	580,961	860,240
Short-term investments	21,929	27,620	3,699
Cash	316,891	454,580	171,926
Total consolidated investment income	21,447,304	17,056,657	17,975,597
	Investment expenses			(4,566,942)	(6,055,492)	(6,924,371)
Consolidated net investment income	$16,880,362	$11,001,165	$11,051,226

At December 31, 2007, the Company had a total of $4,692,643 in investment real estate, which did not produce income during 2007.

The following table summarizes the Company's fixed maturities distribution at December 31, 2007 and 2006 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

Fixed Maturities
Rating	% of Portfolio
	2007	2006
Investment Grade
AAA	72%	70%
AA	8%	4%
A	13%	18%
BBB	7%	6%
Below investment grade	0%	2%
	100%	100%

The following table summarizes the Company's fixed maturities and fixed maturities held for sale by major classification.

	Carrying Value
	2007	2006
U.S. government and government agencies	$36,011,577	$44,940,220
States, municipalities and political subdivisions	4,044,798	4,169,438
Collateralized mortgage obligations	89,832,147	118,743,522
Public utilities	4,594,501	6,097,151
Corporate	69,498,029	65,553,711
	$203,981,052	$239,504,042

The following table shows the composition, average maturity and yield of the Company's investment portfolio at December 31, 2007.

	Average
	Carrying	Average	Average
Investments	Value	Maturity	Yield

Fixed maturities and fixed maturities held for sale	$221,743,000	7 years	5.32%
Equity securities	24,492,000	Not applicable	4.40%
Mortgage Loans	38,809,000	7 years	6.93%
Investment real estate	41,565,000	Not applicable	11.06%
Policy loans	15,787,000	Not applicable	6.03%
Short-term investments	491,000	6 months	4.47%
Cash and cash equivalents	13,110,000	On demand	3.99%
Total Investments and Cash and cash equivalents	$355,997,000		6.02%

At December 31, 2007, fixed maturities and fixed maturities held for sale have a combined market value of $204,304,342.  Fixed maturities held to maturity are carried at amortized cost.  Management has the ability and intent to hold these securities until maturity.  Fixed maturities held for sale are carried at market.

Management monitors its investment maturities, which in their opinion is sufficient to meet the Company's cash requirements.  Fixed maturities of $11,767,879 mature in one year and $29,021,508 mature in two to five years.

The Company holds $45,602,147 in mortgage loans, which represents approximately 10% of the total assets.  All mortgage loans are first position loans.  Before a new loan is issued, the applicant is subject to certain criteria set forth by Company management to ensure quality control.  These criteria include, but are not limited to, a credit report, personal financial information such as outstanding debt, sources of income, and personal equity.  Loans issued are limited to no more than 80% of the appraised value of the property and must be first position against the collateral.

FSNB, an affiliate, services the mortgage loan portfolio of the Company.  FSNB has been able to provide the Company with expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market.  During 2007, 2006 and 2005 the Company issued approximately $19,765,000, $5,359,000 and $24,576,000 in new mortgage loans, respectively.  These new loans were originated through FSNB and funded by the Company through participation agreements with FSNB.  FSNB services all the mortgage loans of the Company.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.  UG paid $85,612, $93,288, and $76,970 in servicing fees and $54,281, $23,214 and $112,109 in origination fees to FSNB during 2007, 2006 and 2005, respectively.

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

The Company has in place a monitoring system to provide management with information regarding potential troubled loans.  Management is provided with a monthly listing of loans that are 60 days or more past due along with a brief description of what steps are being taken to resolve the delinquency.  Quarterly, coinciding with external financial reporting, the Company determines how each delinquent loan should be classified.  All loans 90 days or more past due are classified as delinquent.  Each delinquent loan is reviewed to determine the classification and status the loan should be given.  Interest accruals are analyzed based on the likelihood of repayment.  In no event will interest continue to accrue when accrued interest along with the outstanding principal exceeds the net realizable value of the property.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status.

A mortgage loan reserve is established and adjusted based on management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The mortgage loan reserve was $19,730 and $33,500 at December 31, 2007 and 2006 respectively.

The following table shows a distribution of the Company’s mortgage loans by type.

Mortgage Loans	Amount	% of Total
Commercial – insured or guaranteed	$1,080,433	2%
Commercial – all other	34,355,861	75%
Farm	745,859	2%
Residential – insured or guaranteed	826	0%
Residential – all other	9,419,168	21%

The following table shows a geographic distribution of the Company’s mortgage loan portfolio and investment real estate.

	Mortgage Loans	Real Estate
California	4%	0%
Florida	7%	0%
Georgia	17%	0%
Illinois	0%	2%
Kansas	5%	0%
Kentucky	62%	60%
Montana	1%	0%
Texas	4%	38%
Total	100%	100%

The following table summarizes delinquent mortgage loan holdings of the Company.

Delinquent 90 days or more	2007	2006	2005
Non-accrual status	$50,690	$64,136	$42,400
Other	0	0	0
Reserve on delinquent Loans	(19,730)	(33,500)	(36,000)
Total delinquent	$30,960	$30,636	$6,400
Interest income past due (delinquent loans)	$0	$0	$0

In process of restructuring	$0	$0	$0
Restructuring on other than market terms	0	0	0
Other potential problem Loans	0	0	0
Total problem loans	$0	$0	$0
Interest income foregone (restructured loans)	$0	$0	$0

In process of foreclosure	$0	$0	$0
Total foreclosed loans	$0	$0	$0
Interest income foregone (restructured loans)	$0	$0	$0

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

In recent years, the Company has not placed an emphasis on new business production.  Costs associated with supporting new business can be significant.  The insurance industry as a whole has experienced a decline in the total number of agents who sell insurance products; therefore competition has intensified for top producing sales agents.  The relatively small size of the Company, and the resulting limitations, has made it challenging to compete in this area.  The number of agents marketing the Company’s products is a negligible number.

The Company performs administrative work as a third party administrator (TPA) for unaffiliated life insurance companies.  These TPA revenue fees are included in the line item “other income” on the Company’s consolidated statements of operations.  The Company intends to continue to pursue other TPA arrangements through its alliance with Fiserv.  Through this alliance, the Company provides TPA services to insurance companies seeking business process outsourcing solutions.  Fiserv is responsible for the marketing and sales function for the alliance, as well as providing the data center operations.  UTG staffs the administration effort.  Management believes this alliance with Fiserv positions the Company to generate additional revenues by utilizing the Company’s current excess capacity and administrative services.  Fiserv (NASDAQ: FISV) is an independent, full-service provider of integrated data processing and information management systems to the financial industry, headquartered in Brookfield, Wisconsin.

The Company has introduced new and updated products in recent periods including the First Annuity, Kid Kare, Full Circle Term and Sentinel Term.  Management is currently exploring the feasibility of marketing certain products through its affiliated bank, First Southern National Bank.  It is anticipated such marketing efforts would include products such as the new term products and an annuity product.  Sales would be supported through the use of the web with Company personnel providing the prospective customer support.  Final details have not been completely worked out yet, but launch of this program is anticipated sometime during 2008.  Management anticipates insignificant sales under this program initially. Currently, the Company has no other plans to increase marketing efforts.

GOVERNMENT REGULATION

Insurance companies are subject to regulation and supervision in all the states where they do business.  Generally the state supervisory agencies have broad administrative powers relating to granting and revoking licenses to transact business, license agents, approving forms of policies used, regulating trade practices and market conduct, the form and content of required financial statements, reserve requirements, permitted investments, approval of dividends and in general, the conduct of all insurance activities.  Insurance regulation is concerned primarily with the protection of policyholders.  The Company cannot predict the impact of any future proposals, regulations or market conduct investigations.  UG is domiciled in the state of Ohio.  AC and TI are both domiciled in the state of Texas.

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

EMPLOYEES

At December 31, 2007, UTG and its subsidiaries had 74 full-time equivalent employees.  UTG’s operations are headquartered in Springfield, Illinois.

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

In particular, our competitors include insurance companies whose greater resources may afford them a marketplace advantage by enabling them to provide insurance services with lower margins.  Additionally, insurance companies and other institutions with larger capitalization and others not subject to insurance regulatory restrictions have the ability to serve the insurance needs of larger customers.  If the Company is unable to attract and retain insurance clients, continued growth, results of operations and financial condition may otherwise be negatively affected.

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

Sub-prime mortgage lending has received significant attention in recent months.  Default rates have risen sharply on these loans causing a negative impact in the economy in general.  While the Company does not have a material direct exposure to sub-prime mortgage loans, the Company could still be negatively impacted indirectly through fixed maturity holdings and stock holdings in financial institutions that do have sub-prime loan exposures.  Declines in values relating to such entities will negatively impact the Company through unrealized investment losses, should any of these entities declare bankruptcy, the Company would then report a realized loss on its investment.  Management monitors events relating to this topic.  We believe while we may have indirect exposures, the risk of significant loss is very low for the Company.

Because UTG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of December 31, 2007, approximately 60% of our total direct premium was collected from Illinois, Ohio, Texas and West Virginia.  Thus, results of operations are heavily dependent upon the strength of these economies.

In addition, a substantial portion of our investment mortgage loans are secured by real estate located primarily in Kentucky and Georgia.  Consequently, our ability to continue to originate real estate loans may be impaired by adverse changes in local and regional economic conditions in these real estate markets or by acts of nature.  These events also could have an adverse effect on the value of our collateral and, due to the concentration of our collateral in real estate, on our financial condition.

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

Insurance holding companies operate in a highly regulated environment and are subject to supervision and examination by various federal and state regulatory agencies.  The cost of compliance with regulatory requirements may adversely affect our results of operations or financial condition.  Federal and state laws and regulations govern numerous matters including: changes in the ownership or control, maintenance of adequate capital and the financial condition of an insurance company, permissible types, amounts and terms of investments, permissible non-insurance activities, the level of policyholder reserves, and restrictions on dividend payments.

The Company will continue to consider the acquisition of other businesses.  However, the opportunities to make suitable acquisitions on favorable terms in the future may not be available, which could negatively impact the growth of business.  UTG expects that other insurance and financial companies will compete to acquire compatible businesses.  This competition could increase prices for acquisitions that we would likely pursue, and our competitors may have greater resources.  Also, acquisitions of regulated businesses such as insurance companies are subject to various regulatory approvals.  If appropriate regulatory approvals are not received, an acquisition would not be able to complete what we believe is in our best interest.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The following table shows a breakout of property, net of accumulated depreciation, occupied by the Company and held for investment.

Property occupied	Amount	% of Total
Home Office	$1,598,403	4%

Investment real estate
Commercial	39,154,175	96%

Grand total	$40,752,578	100%

Total investment real estate holdings represent approximately 8% and 9% of the total assets of the Company, net of accumulated depreciation of $594,043 and $593,877 at year-end 2007 and 2006 respectively.

The Company owns an office complex in Springfield, Illinois, which houses the primary insurance operations.  The office buildings in this complex contain 57,000 square feet of office and warehouse space, and are carried at $1,598,403.  The facilities occupied by the Company are adequate relative to the Company's present operations.

Commercial property mainly consists of property held in HPG, CW, and Lexington entities.  See Item 1, “Business” for additional information regarding descriptions and operating results of these properties.

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of business the Company is involved from time to time in various legal actions and other state and federal proceedings.  There were no proceedings pending as of December 31, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of UTG’s shareholders during the fourth quarter of 2007.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Registrant is a public company whose common stock is traded in the over-the-counter market.  Over-the-counter quotations can be obtained with the UTGN.OB stock symbol.

The following table shows the high and low closing prices for each quarterly period during the past two years, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  The quotations below were acquired from the NASDAQ web site, which also provides quotes for over-the-counter traded securities such as UTG.

2007                                      2006
PERIOD                                                    High                 Low                     High                 Low

First quarter                                                  9.750                 7.900                      9.450                 7.250
Second quarter                                             9.750                 7.400                      9.000                 7.900
Third quarter                                               11.000                 7.900                      8.750                 7.300
Fourth quarter                                             10.500                 9.000                      8.980                 8.000

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

As of March 1, 2008 there were 8,178 record holders of UTG common stock.

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

A total of 400,000 shares of common stock may be purchased under the plan, subject to appropriate adjustment for stock dividends, stock splits or similar recapitalizations resulting in a change in shares of UTG.  The plan is not intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.  The Board of Directors of UTG periodically approves offerings under the plan to qualified individuals.  Through March 1, 2008, 18 individuals have purchased a total of 109,319 shares under this program.  Each participant under the plan executed a “stock restriction and buy-sell agreement”, which among other things provides UTG with a right of first refusal on any future sales of the shares acquired by the participant under this plan.

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

The original issue price of shares at the time this program began was established at $12.00 per share.  Through March 1, 2008, UTG had 109,319 shares outstanding that were issued under this program.  At December 31, 2007, shares under this program have a value of $15.49 per share pursuant to the above formula.

The following table reflects the Company’s Employee and Director Stock Purchase Plan Information:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under employee and director stock purchase plans (excluding securities reflected in column (a)) (c)
Employee and Director Stock Purchase plans approved by security holders	0	0	290,681
Employee and Director Stock Purchase plans not approved by security holders	0	0	0
Total	0	0	290,681

Purchases of Equity Securities
The following table provides information with respect to purchases we made of our common stock during the three months ended December 31, 2007 and total repurchases:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
Oct 1 through Oct 31, 2007	1,516	$8.00	1,516	N/A	$ 356,048
Nov 1 through Nov 30, 2007	561	8.00	561	N/A	351,560
Dec 1 through Dec 31, 2007	559	8.00	559	N/A	347,088
Total	2,636	$8.00	2,636

On June 5, 2001, the Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of up to $1 million of UTG's common stock.  On June 16, 2004, an additional $1 million was authorized for repurchasing shares.  On April 18, 2006, an additional $1 million was authorized for repurchasing shares.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Through March 1, 2008, UTG has spent $2,668,776 in the acquisition of 386,796 shares under this program.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected historical consolidated financial data should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 8 – Financial Statements and Supplementary Data” and other financial information included elsewhere in this Form 10-K.

FINANCIAL HIGHLIGHTS (000's omitted, except per share data)
	2007	2006	2005	2004	2003
Premium income net of reinsurance	$14,413	$12,860	$13,727	$14,140	$15,023
Total revenues	$38,873	$37,585	$27,471	$25,467	$26,488
Net income (loss)*	$2,143	$3,870	$1,260	$(276)	$(6,396)
Basic income (loss) per share	$0.56	$1.00	$0.32	$(0.07)	$(1.67)
Total assets	$473,655	$482,732	$318,832	$317,868	$311,557
Total long-term debt	$19,914	$22,990	$0	$0	$2,290
Dividends paid per share	NONE	NONE	NONE	NONE	NONE

•	Includes equity earnings of investees.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources for the three years ended December 31, 2007.  This analysis should be read in conjunction with the consolidated financial statements and related notes, which appear elsewhere in this Form 10-K.  The Company reports financial results on a consolidated basis.  The consolidated financial statements include the accounts of UTG and its subsidiaries at December 31, 2007.

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

Acquisition of company

In December 2006, the Company completed an acquisition transaction whereby it acquired a controlling interest in Acap Corporation, which owns two life insurance subsidiaries.  The acquisition resulted in an increase of approximately $90,000,000 in invested assets, $160,000,000 in total assets and 200,000 additional policies to administer.  The acquisition had a material impact on many of the balance sheet and income statement line items.  The income statement at year end 2006 was not materially impacted by the acquisition.  The following analysis and discussion considers the overall changes when comparing 2007 results to 2006 and the impact of the new entities to the Company.  The administration of the acquired entities was moved to the Company’s current operating site in Springfield, Illinois during December 2006.  The Company believes this acquisition is a good fit with its existing administration and operations.  Significant expense savings were realized as a result of the combining of operations compared to costs of the two entities operating separately.  These savings come through the advantage of economies of scale of the combined operations of the existing and acquired entities including a larger base over which to spread fixed costs.  See note 15 for additional information relating to this acquisition.

Results of Operations

(a)                 Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, increased 12% when comparing 2007 to 2006 and decreased 6% from 2006 to 2005.  This increase is related to the ACAP acquisition.  Excluding the acquired companies, premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased 16%.  The Company writes very little new business.  Unless the Company acquires a block of in-force business as it did in December 2006, management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience. The Company’s average persistency rate for all policies in force for 2007, 2006 and 2005 was approximately 96.1%, 95.9%, and 95.8%, respectively. Persistency is a measure of insurance in force retained in relation to the previous year.

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

The Company has introduced new and updated products in recent periods including the First Annuity, Kid Kare, Full Circle Term and Sentinel Term.  Management is currently exploring the feasibility of marketing certain products through its affiliated bank, First Southern National Bank.  It is anticipated such marketing efforts would include products such as the new term products and an annuity product.  Sales would be supported through the use of the web with Company personnel providing the prospective customer support.  Final details have not been completely worked out yet, but launch of this program is anticipated sometime during 2008.  Management anticipates insignificant sales under this program initially. Currently the Company has no other plans to increase marketing efforts.  New product development is anticipated to be utilized in conservation efforts and sales to existing customers.  Such sales are not expected to be material.

Net investment income increased 53% when comparing 2007 to 2006 and decreased 1% when comparing 2006 to 2005.  Excluding the acquired companies, net investment income increased 10% when comparing 2007 to 2006. The overall gross investment yields for 2007, 2006 and 2005, are 6.02%, 6.42% and 6.77%, respectively.  Significant investments have been made in real estate that does not contribute to current year investment earnings, which decreases investment yield.  However, Management expects these investments to significantly impact earnings positively as real estate is sold and income is recognized in realized gains over the life of the investment.  In recent periods, the marketplace has seen an increase in yields on fixed maturity investments.  This has resulted in an increase in investment earnings on the fixed maturity portfolio as current holdings mature and are re-invested.  Additionally, since 2004, the Company has begun lengthening the bond portfolio.  Generally, longer term investments carry a higher yield than shorter term investments in the marketplace.  The Company continues to leverage its affiliation with FSNB through the investment in mortgage loans.  Mortgage loans provide a more attractive investment yield than generally found in the bond market.  The Company is able to acquire these loans utilizing FSNB personnel and expertise.  A portion of the mortgage loan portfolio contains floating interest rates that has further enhanced earnings in recent periods as interest rates have crept higher.  With the current state of the U.S. economy and general interest rate cuts in early 2008, management anticipates yields of its floating rate investments to decline during 2008.

During 2005, the Company increased its investment in mortgage loans through its relationship with First Southern National Bank.  The availability of these mortgage loan investments has offset the balance that would have been placed in fixed income securities.  This has allowed the Company to obtain higher yields than available in the bond market, lengthen the overall portfolio average life and still maintain a conservative investment portfolio.  During 2007, 2006, and 2005, the Company issued $19,765,000, $5,359,000, and $24,576,000, respectively, in new mortgage loans.

The 2006 investment income results reflected a slight decrease over 2005 results.  This is primarily related to real estate income reverting to a level that more closely matches Management expectations.  Significant investments have been made in real estate that doesn’t provide consistent earnings.  Over the life of the investment, however, Management expects these investments to provide favorable returns when real estate is sold and recognized as realized gains.

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

Realized investment gains, net of realized losses, were $5,467,207, $11,446,279 and $1,431,936 in 2007, 2006 and 2005, respectively. The net realized gains in 2007 are primarily the result of three sales.  In May 2007, the Company sold its 50% interest in Harbor Village Partners LP, realizing a loss of approximately $643,000.  Management determined the project was not performing as desired and that it was in the Company’s best long-term interest to divest of its equity investment.  As part of the sale, UG is entitled to receive a 10% profit share of future earnings of the development project up to $1,400,000.  This future potential was not considered in the current calculation of loss on the sale.  Should any future profits be received by the Company from this project, they will be recorded as income in the period received.  In June 2007, the Company completed the sale of a real estate holding identified as Drs. Hospital.  The Company reported a gain on the sale of approximately $2,600,000.  In December of 2007, the Company sold its 50% interest in Boone Parklands, LLC that was acquired in April of 2007.  The Company realized a gain of approximately $3,800,000 from the sale.

The net realized gains in 2006 are primarily comprised of a gain from the sale of investment real estate held by two 67% owned subsidiaries of the Company.  The real estate was sold for the agreed upon total sales price of $25,500,000.  The Company recognized a realized gain of approximately $7,768,000.  In addition, the Company had net realized gains of approximately $3,819,000 from the disposal of certain equity securities.

The net realized gains in 2005 were primarily the result of the sale of 2,216,776 shares of common stock owned of BNL Financial Corporation (“BNL”).  These shares represented approximately 10.57% of the then current outstanding shares of BNL and represent all shares owned by UG.  The shares were reacquired by the issuing entity for an agreed upon sales price of $2,300,000.

In recent periods, management focus has been placed on promoting and growing TPA services to unaffiliated life insurance companies.  The Company receives monthly fees based on policy in force counts and certain other activity indicators, such as number of premium collections performed, or services performed.  For the years ended 2007, 2006 and 2005, the Company received $1,781,173, $1,811,151 and $1,170,824 for this work, respectively.  These TPA revenue fees are included in the line item “other income” on the Company’s consolidated statements of operations.  No new TPA contracts were entered into during 2007.  However, the Company intends to continue to pursue other TPA arrangements, through an alliance with Fiserv to insurance companies seeking business process outsourcing solutions.  Fiserv is responsible for the marketing and sales function for the alliance, as well as providing the data center operations.  UTG staffs the administration effort.  Management believes this alliance with Fiserv positions the Company to generate additional revenues by utilizing the Company’s current excess capacity and administrative services. Fiserv (NASDAQ: FISV) is an independent, full-service provider of integrated data processing and information management systems to the financial industry, headquartered in Brookfield, Wisconsin.  Management believes this area is a growing market and the Company is well positioned to serve this market.

In summary, the Company’s basis for future revenue growth is expected to come from the following primary sources: expansion of TPA revenues, conservation of business currently in force, the maximization of investment earnings and the acquisition of other companies or policy blocks in the life insurance business.  Management has placed a significant emphasis on the development of these revenue sources and products offered to enhance these opportunities.

(b)                 Expenses

Benefits, claims and settlement expenses net of reinsurance benefits and claims, increased $3,035,955 from 2006 to 2007 and increased $2,209,034 from 2005 to 2006. Excluding the results of the acquired companies, this item decreased $1,852,093 from 2006 to 2007. Although claims experience was higher in 2007 than 2006, the associated reserves that were released related to the claims were a greater percentage of the claim amount than in the prior year, thus reducing the impact the increased claims had on the current period results.  The increase from 2005 to 2006 relates primarily to changes in the Company’s death claim experience.  Death claims were approximately $1,247,000 more in 2006 as compared to 2005.  There is no single event that caused the mortality variances.  Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.

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

Commissions and amortization of deferred policy acquisition costs decreased significantly in 2007 compared to 2006 due to the acquisition of ACAP.  The subsidiaries of ACAP have reinsurance agreements in place with outside companies that drive the majority of this number.  Excluding the results of the acquired companies, this line item was comparable to 2006.  This line item was also comparable in 2006 to 2005. The most significant factor in the continuing decrease is attributable to the Company paying fewer commissions since the Company writes very little new business and renewal premiums on existing business continue to decline.  Most of the Company’s agent agreements contained vesting provisions, which provide for continued compensation payments to agents upon their termination subject to certain minimums and often limited to a specific period of time.  Another factor of the decrease is attributable to normal amortization of the deferred policy acquisition costs asset.  The Company reviews the recoverability of the asset based on current trends and known events compared to the assumptions used in the establishment of the original asset.  No impairments were recorded in any of the three periods reported.

Net amortization of cost of insurance acquired increased 50% in 2007 compared to 2006 and increased 30% in 2006 compared to 2005.  The significant increase in 2007 is the result of the acquisition of the insurance subsidiaries in December 2006.  Cost of insurance acquired is established when an insurance company is acquired.  The Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition.  The cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies.  Cost of insurance acquired is comprised of individual life insurance products including whole life, interest sensitive whole life and universal life insurance products.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits.  The interest rates utilized in the amortization calculation are 9% on approximately 7% of the balance, 12% on approximately 50% of the balance, and 15% on the remaining balance.  The interest rates vary due to risk analysis performed at the time of acquisition on the business acquired. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised. Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force. Persistency is a measure of insurance in force retained in relation to the previous year.  The Company's average persistency rate for all policies in force for 2007, 2006 and 2005 has been approximately 96.1%, 95.9% and 95.8%, respectively.  The Company monitors these projections to determine the adequacy of present values assigned to future cash flows.  No impairments were recorded in any of the three periods reported.

Operating expenses increased 24% in 2007 compared to 2006 and increased 17% in 2006 compared to 2005.  The increase in operating expenses in the current year is primarily related to the increase in activity related to the new companies acquired at the end of 2006.  These costs include such items as new staff, postage and supplies.  The increase in expenses is consistent with Management’s expectations relating to the acquisition.  The increases in expenses during 2006 relate primarily to costs associated with the acquisition of Acap Corporation.  The Company incurred approximately $310,000 in costs relating to due diligence work on the acquisition.  Additionally, costs such as hiring new staff and training in preparation for the transition of work to Springfield were incurred during the fourth quarter of 2006.  The Company also saw an increase in expenses during 2006 of approximately $150,000 relating to the completion of a SAS 70 audit.  The SAS 70 audit report is a very valuable item relating to the continued pursuit of TPA work.  A SAS 70 audit is an independent verification the Company has good internal controls and procedures in place for the key areas of operations.  The Company anticipates continuing to annually update the SAS 70 audit report, with expected ongoing costs of approximately one-third of the original audit cost. Management places significant emphasis on expense monitoring and cost containment.  Maintaining administrative efficiencies directly impacts net income.

The significant increase in interest expense of $1,157,302 in 2007 compared to 2006 was a result of funds borrowed, of approximately $15,700,000, relating to the acquisition of Acap Corporation.  Interest expense increased in 2006 also as a result of the acquisition.  Prior to the acquisition, the Company had no outstanding debt since the retirement of previous debt in 2004.  The Company anticipates aggressively repaying the current debt.

Deferred taxes are established to recognize future tax effects attributable to temporary differences between the financial statements and the tax return.  As these differences are realized in the financial statement or tax return, the deferred income tax established on the difference is recognized in the financial statements as an income tax expense or credit.

(c)                 Net income

The Company had a net income of $2,142,619, $3,869,720 and $1,260,223 in 2007, 2006 and 2005 respectively.  The decrease in net income in 2007 is primarily related to a decrease in realized investment gains as compared to 2006.  The increase in net income in 2006 is primarily related to the significant increase in realized investment gains from the sale of certain common stock holdings and the sale of real estate holdings.  The net income in 2005 was mainly attributable to the gain from the sale of the common stock of BNL during the second quarter of 2005. The Companies acquired in 2006 have generally performed as anticipated by management during 2007.

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

At December 31, 2007, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.  The Company has identified securities it may sell and classified them as "investments held for sale".  Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity. To provide additional flexibility and liquidity, the Company has categorized almost all fixed maturity investments acquired in recent periods as available for sale.

The following table summarizes the Company's fixed maturities distribution at December 31, 2007 and 2006 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

Fixed Maturities
Rating	% of Portfolio
	2007	2006
Investment Grade
AAA	72%	70%
AA	8%	4%
A	13%	18%
BBB	7%	6%
Below investment grade	0%	2%
	100%	100%

Mortgage loan investments represent 10% and 7% of total assets of the Company at year-end 2007 and 2006, respectively.  The Company’s mortgage loan investments result from opportunities available through FSNB, an affiliate of Mr. Jesse T. Correll.  Mr. Correll is the CEO and Chairman of the Board of Directors of UTG, and directly and indirectly through affiliates, its largest shareholder.  FSNB has been able to provide the Company with additional expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market.  During 2007, 2006 and 2005 the Company issued approximately $19,765,000, $5,359,000 and $24,576,000 respectively, in new mortgage loans.  These new loans were originated through FSNB and funded by the Company through participation agreements with FSNB.  FSNB services all of the Company’s mortgage loans including the loans covered by these participation agreements.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.  UG paid $85,612, $93,288 and $76,970 in servicing fees and $54,281, $23,214 and $112,109 in origination fees to FSNB during 2007, 2006 and 2005, respectively.  The Company anticipates these opportunities to continue to be available and will pursue those investments that provide attractive yields.

Sub-prime mortgage lending has received significant attention in recent months.  Default rates have risen sharply on these loans causing a negative impact in the economy in general.  While the Company does not have a material direct exposure to sub-prime mortgage loans, the Company could still be negatively impacted indirectly through fixed maturity holdings and stock holdings in financial institutions that do have sub-prime loan exposures.  Declines in values relating to such entities will negatively impact the Company through unrealized investment losses, should any of these entities declare bankruptcy, the Company would then report a realized loss on its investment.  Management monitors events relating to this topic.  We believe while we may have indirect exposures, the risk of significant loss is very low for the Company.

Total investment real estate holdings represent approximately 8% and 9% of the total assets of the Company, net of accumulated depreciation, at year-end 2007 and 2006 respectively.  The Company has made several investments in real estate in recent years.  Expected returns on these investments exceed those available in fixed income securities.  However, these returns may not always be as steady or predictable.

Cash and cash equivalents increased approximately $9,274,000 comparing 2007 to 2006.  The increase can be attributed to the sale of real estate held by Boone Parklands, LLC in December of 2007 resulting in proceeds of approximately $15,750,000.  The Company realized a gain of approximately $3,800,000 on the sale.  This investment was acquired in April 2007.

Equity securities increased approximately $16,373,000 during 2007.  The increase is attributable to UG and AC purchasing financial institution and oil and gas investments that Management believes will provide the Company with favorable long term returns.

Policy loans remained consistent for the periods presented.  Industry experience for policy loans indicates that few policy loans are ever repaid by the policyholder other than through termination of the policy.  Policy loans are systematically reviewed to ensure that no individual policy loan exceeds the underlying cash value of the policy.

Deferred policy acquisition costs decreased 15% in 2007 compared to 2006.  Deferred policy acquisition costs, which vary with, and are primarily related to producing new business, are referred to as DAC.  DAC consists primarily of commissions and certain costs of policy issuance and underwriting, net of fees charged to the policy in excess of ultimate fees charged.  To the extent these costs are recoverable from future profits, the Company defers these costs and amortizes them with interest in relation to the present value of expected gross profits from the contracts, discounted using the interest rate credited by the policy.  The Company had $0 in policy acquisition costs deferred, $9,000 in interest accretion and $188,360 in amortization in 2007, and had $0 in policy acquisition costs deferred, $7,000 in interest accretion and $232,476 in amortization in 2006.

Cost of insurance acquired decreased $4,471,138 in 2007 compared to 2006.  When an insurance company is acquired, the Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition.  The cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits.  In 2007 and 2006, amortization decreased the asset by $4,282,715 and $2,850,725, respectively.  No impairments of this asset were recorded for the periods presented.

(b)                 Liabilities

Total liabilities decreased 2% in 2007 compared to 2006.  This decrease is attributable primarily to a decrease in the total future policy benefits held.  As policies in force terminate, the corresponding reserve liability held for those policies is released.

At December 31, 2007, the Company has outstanding notes payable of $19,914,346 as compared to $22,990,081 a year ago.  Approximately $13,500,000 of this debt is related to the acquisition of Acap Corporation and the majority remaining is attributable to borrowings of a subsidiary, Lexington, relating to a real estate investment.  The Company has three lines of credit available for operating liquidity or acquisitions of additional lines of business.  There are no outstanding balances on any of these lines of credit as of the balance sheet date.  The Company's long-term debt is discussed in more detail in Note 11 to the consolidated financial statements.

(c) Shareholders' Equity

Total shareholders' equity increased 8% in 2007 compared to 2006.  This increase is primarily due to the current year net income of approximately $2,143,000 and by an unrealized gain in value of approximately $1,332,000 on investments held.  The increase in value of investments held relates primarily to a drop in interest rates in the marketplace during the last half of the year.  Additionally, the Company received approximately $446,000 from the issuance of additional shares of common stock under the Employee and Director Stock Purchase Plan, and repurchased approximately $193,000 of its common stock in the open market during the current year.

Each year, the NAIC calculates financial ratio results (commonly referred to as IRIS ratios) for each insurance company.  These ratios compare key financial data pertaining to the statutory balance sheet and income statement.  The results are then compared to pre-established normal ranges determined by the NAIC.  Results outside the range typically require explanation to the domiciliary insurance department.  At year-end 2007, UG had one ratio outside the normal range and AC and TI had 2 and 4 items, respectively, outside of the normal range.  All variances reported were anticipated by management.  These ratios are discussed in more detail in the Regulatory Environment discussion included in this Item 7.

Liquidity and Capital Resources

The Company has three principal needs for cash - the insurance company’s contractual obligations to policyholders, the payment of operating expenses and servicing its outstanding debt.  Cash and cash equivalents as a percentage of total assets were 4% and 2% as of December 31, 2007 and 2006, respectively.  Fixed maturities as a percentage of total invested assets were 60% and 69% as of December 31, 2007 and 2006, respectively.

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

Cash provided by (used in) operating activities was $809,699, $(1,875,494) and $(290,936) in 2007, 2006 and 2005, respectively.  Reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities when reporting on cash flows.

Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.

Cash provided by (used in) investing activities was $10,873,952, $(8,061,870) and $(1,265,715) for 2007, 2006 and 2005, respectively.  Fixed maturity investments sold increased $50,808,546, as the Company identified better opportunities to allocate investment assets.  Cash provided by investing activities was significantly impacted by the sale of real estate by Boone Parklands, LLC, which resulted in proceeds of approximately $15,750,000.  A significant aspect of cash provided by (used in) investing activities is the fixed maturity transactions.  Fixed maturities account for 28%, 51% and 14% of the total cost of investments acquired in 2007, 2006 and 2005, respectively.  During 2007, Management significantly increased purchases in equity securities, mortgage loans, and real estate as favorable opportunities presented themselves.  These acquisitions accounted for 65% of the total cost of investments acquired in 2007.  The decrease in fixed maturity investments over the three years reflects the Company’s emphasis in the mortgage loan and real estate markets.

Net cash provided by (used in) financing activities was $ (2,409,736), $6,205,830 and $1,901,266 for 2007, 2006 and 2005, respectively.  Cash used in financing activities during 2007 was mostly the result of debt reduction.  The acquisition of Acap Corporation accounted for a majority of the activity in this area during 2006.

Policyholder contract deposits decreased 8% in 2007 compared to 2006 and 6% in 2006 compared to 2005.  The decrease in policyholder contract deposits relates to the declining in force business of the Company.  Management anticipates continued moderate declines in contract deposits.  Policyholder contract withdrawals have increased 8% in 2007 compared to 2006 and 3% in 2006 compared to 2005.  The change in policyholder contract withdrawals is not attributable to any one significant event.  Factors that influence policyholder contract withdrawals are fluctuation of interest rates, competition and other economic factors.

UTG, Inc. borrowed funds in order to complete the Acap Corporation acquisition from First Tennessee Bank National Association through execution of an $18,000,000 promissory note.  To secure the note, UTG, Inc. has pledged 100% of the common stock of its subsidiary, UG.  At the time of closing on December 8, 2006, UTG, Inc. borrowed $15,700,278 on the promissory note. The remaining available balance was able to be drawn on at any time during the year and a portion of it was used in the purchase of the stock put option shares of Acap Corporation as they were presented to UTG, Inc. for purchase under the stock put option agreement entered into during 2006 as part of the acquisition. The promissory note carries a variable rate of interest based on the 3 month LIBOR rate plus 180 basis points.  The initial rate was 7.15%.  Interest is payable quarterly. Principal is payable annually beginning at the end of the second year in five installments of $3,600,000.  The loan matures on December 7, 2012.  During the year ended December 31, 2007, UTG borrowed $1,994,176 and has repaid $3,450,005 on the note, leaving a balance outstanding at December 31, 2007 of $13,544,449.  No additional borrowings on this note are anticipated.

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

UG has a $3,300,000 line of credit (LOC) available from the First National Bank of Tennessee.  The LOC is for a one-year term from the date of issue.  The interest rate on the LOC is variable and indexed to be the lowest of the U.S. prime rates as published in the Wall Street Journal, with any interest rate adjustments to be made monthly.  At December 31, 2007, the Company had no outstanding borrowings attributable to this LOC.  During 2007, 2006, and 2005, the Company had $5,800,000, $2,000,000, and $1,500,000 in borrowings against this line, respectively, which were repaid during each year.

In November 2007, UG became a member of the FHLB.  This membership will allow the Company access to additional credit up to a maximum of 50% of the total assets of UG.  To be a member of the FHLB, UG was required to purchase shares of common stock of FHLB.  Borrowing capacity is based on 50 times each dollar of stock acquired in FHLB above the “base membership” amount.  The Company’s current LOC with the FHLB is $15,000,000.  During 2007, the Company had borrowings and repayments of $5,443,350.  At December 31, 2007, the Company had no outstanding borrowings attributable to this LOC.

AC and TI each had a line of credit in place through Frost National Bank for $210,000 and $160,000, respectively.  These lines had been in place since 2004 and were left in place following the acquisition.  The lines were for one year terms, interest payable quarterly at a floating interest rate which is the Lender’s prime rate.  Principal was due upon maturity.  The lines matured during the second quarter of 2007. Management has determined these lines are no longer needed, therefore, upon maturity in 2007, these lines were not renewed. Neither of the lines had any activity during 2007.

During 2002, UTG and Fiserv formed an alliance between their respective organizations to provide third party administration (TPA) services to insurance companies seeking business process outsourcing solutions.  Fiserv will be responsible for the marketing and sales function for the alliance, as well as providing the operations processing service for the Company.  The Company will staff the administration effort.  To facilitate the alliance, the Company has converted part of its existing business and all TPA clients to “ID3”, a software system owned by Fiserv to administer an array of life, health and annuity products in the insurance industry. Fiserv (NASDAQ: FISV) is an independent, full-service provider of integrated data processing and information management systems to the financial industry, headquartered in Brookfield, Wisconsin.  In addition, the Company entered into a five-year contract with Fiserv for services related to their purchase of the “ID3” software system.  Under the contract, the Company is required to pay $8,333 per month in software maintenance costs and a monthly fee for offsite data center costs, based on the number and type of policies being administered the ID3 software system through mid-2011.

UTG is a holding company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the Company in good standing with states in which it does business, and the servicing of its debt are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on management fees received from its insurance subsidiaries, stockholder dividends from its subsidiaries and earnings received on cash balances.  On December 31, 2007, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries.  The Company's insurance subsidiaries have maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.

UG is an Ohio domiciled insurance company, which requires five days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory earnings or b) 10% of statutory capital and surplus.  At December 31, 2007 UG statutory shareholders' equity was $30,130,717.  At December 31, 2007, UG statutory net income was $4,661,648.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid ordinary dividends of $3,000,000 to UTG during 2007. UG paid an ordinary dividend of $5,100,000 during 2006.  There were no dividends paid during 2005.

AC and TI are Texas domiciled insurance companies, which requires eleven days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory earnings or b) 10% of statutory capital and surplus.  At December 31, 2007 AC and TI statutory shareholders' equity was $8,165,775 and $2,432,191, respectively.  At December 31, 2007, AC and TI statutory net income was $999,329 and $289,642, respectively.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  AC paid ordinary dividends to ACAP of $500,000 and $605,000 in 2007 and 2006, respectively.  TI paid AC ordinary dividends of $250,000 and $0 in 2007 and 2006, respectively.

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

Currently, the insurance subsidiaries are subject to government regulation in each of the states in which they conduct business.  Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including the power to:  (i) grant and revoke licenses to transact business;  (ii) regulate and supervise trade practices and market conduct;  (iii) establish guaranty associations;  (iv) license agents;  (v) approve policy forms;  (vi) approve premium rates for some lines of business;  (vii) establish reserve requirements;  (viii) prescribe the form and content of required financial statements and reports;  (ix) determine the reasonableness and adequacy of statutory capital and surplus; and  (x) regulate the type and amount of permitted investments.  Insurance regulation is concerned primarily with the protection of policyholders.  The Company cannot predict the impact of any future proposals, regulations or market conduct investigations.  UG is domiciled in the state of Ohio.  AC and TI are both domiciled in the state of Texas.

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

At year-end 2007, UG had one ratio outside the normal range.  AC had two ratios outside the normal range.  TI had four ratios outside the normal range.  Each of the ratios outside the normal range was anticipated by Management.  UG’s ratio relates to the Company’s affiliated investments.  The Company has made investments in real estate projects, which have been consolidated into these financial statements through limited liability companies.  The limited liability companies were created to provide additional risk protection to the Company.  While this negatively impacts this ratio, the Company believes that this structure is in the best interest of the Company and these investments will have a positive long-term impact on the Company.  Additionally, the newly acquired Acap Corporation is a subsidiary of UG.  AC’s ratios outside the normal range relate to a change in premium and product mix.  AC, like UG, has not actively marketed life products in the past several years.  Management currently places little emphasis on new business production, believing resources could be better utilized in other ways.  Current sales primarily represent sales to existing customers through additional insurance needs or conservation efforts.  The sale of the A&H line of business at the end of 2006 had a significant role in these two ratios.  TI’s ratios relate to the net change in capital and surplus, gross change in capital and surplus, surplus relief, and change in premium.  The repayment of outstanding surplus relief of $330,842 in 2007 accounts for three of the ratio variances.  The change in premium is the result of the sale of TI’s A & H line of business at the end of 2006.

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

Ratio of Total Adjusted Capital to
Authorized Control Level RBC
Regulatory Event (Less Than or Equal to)

Company action level 2*
Regulatory action level 1.5
Authorized control level 1
Mandatory control level 0.7

* Or, 2.5 with negative trend.

At December 31, 2007, UG has a ratio that is in excess of 5.8, which is 580% of the authorized control level.  AC and TI have ratios in excess of 10.4 and 11.5, which is 1040% and 1150% of the authorized control level, respectively.  Accordingly, all three companies meet the RBC requirements.

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

Accounting and Legal Developments

The Financial Accounting Standards Board (“FASB”) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments – An amendment of FASB Statements No. 133 and 140.  The Statement improves the financial reporting by eliminating the exemption from applying Statement No. 133 to interest in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instrument.  The Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company will account for all qualifying financial instruments in accordance with the requirements of Statement No. 155, should this apply.

The FASB also issued Statement No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.  The Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if possible.  The Statement permits, but does not require, the subsequent measurement of servicing assets and liabilities at fair value.  The Statement is effective for fiscal years beginning after September 15, 2006.  The adoption of Statement No. 156 does not currently affect the Company’s financial position or results of operations.

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

The FASB also issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).  The Statement requires that an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan, the component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as current costs, and disclose additional information in the notes regarding certain effects on net periodic benefit costs for the next fiscal year.  The Statement is effective for fiscal years ending after December 15, 2006.  The adoption of Statement No. 158 does not currently affect the Company’s financial position or results of operations, since the Company does not have any defined benefit pension plans.

The FASB also issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities —including an amendment of FASB Statement No. 115.  The Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement is effective for fiscal years ending after November 15, 2007. The adoption of Statement No. 159 does not currently affect the Company’s financial position or results of operations.

The FASB also issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning after January 01, 2008. Management is currently researching what effect if any that this statement will have on future reporting.

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

Interest rate risk

The Company’s exposure to interest rate changes results from a significant holding of fixed maturity investments and mortgage loans on real estate, all of which comprised approximately 74% of the investment portfolio as of December 31, 2007.  These investments are mainly exposed to changes in treasury rates.  The fixed maturities investments include U.S. government bonds, securities issued by government agencies, mortgage-backed bonds and corporate bonds.  Approximately 65% of the fixed maturities owned at December 31, 2007 are instruments of the United States government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government.

To manage interest rate risk, the Company performs periodic projections of asset and liability cash flows to evaluate the potential sensitivity of the investments and liabilities.  Management assesses interest rate sensitivity with respect to the available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward 100-basis point shifts in the prevailing interest rates.  The following tables set forth the potential amount of unrealized gains (losses) that could be caused by 100-basis point upward and downward shifts on the available-for-sale fixed maturities investments as of December 31, 2007:

Decreases in Interest Rates		Increases in Interest Rates
200 Basis Points	100 Basis Points	100 Basis Points	200 Basis Points	300 Basis Points
$17,926,000	$10,038,000	$(7,803,000)	$(17,376,000)	$(26,205,000)

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

There are no fixed maturities or other investment that management classifies as trading instruments.  At December 31, 2007 and December 31, 2006, there were no investments in derivative instruments.

The Company had no capital lease obligations, material operating lease obligations or purchase obligations outstanding as of December 31, 2007.

The Company has $19,914,346 in debt outstanding at December 31, 2007.

Future policy benefits reflected as liabilities of the Company on its balance sheet as of December 31, 2007, represent actuarial estimates of liabilities of future policy obligations such as expected death claims on the insurance policies in force as of the financial reporting date.  Due to the nature of these liabilities, maturity is event dependent, and therefore, these liabilities have been classified as having an indeterminate maturity.

Tabular presentation

The following table provides information about the Company’s long term debt that is sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.  The Company has no derivative financial instruments or interest rate swap contracts.

December 31, 2007
Expected maturity date
	2008	2009	2010	2011	Thereafter	Total	Fair value
Long term debt
Fixed rate	1,243,615	1,247,580	1,247,580	1,247,580	1,383,542	6,369,897	5,645,612
Avg. int. rate	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%
Variable rate	0	3,049,995	3,600,000	3,600,000	3,294,454	13,544,449	13,544,449
Avg. int. rate	6.9%	6.9%	6.9%	6.9%	6.9%	6.9%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Listed below are the financial statements included in this Part of the Annual Report on SEC Form 10-K:

Page No.
UTG, INC. AND CONSOLIDATED SUBSIDIARIES

Report of Brown Smith Wallace LLC, Independent
Registered Public Accounting Firm for the years ended December 31, 2007 and 2006	37

Consolidated Balance Sheets	38

Consolidated Statements of Operations	39

Consolidated Statements of Shareholders’ Equity	40

Consolidated Statements of Cash Flows	41

Notes to Consolidated Financial Statements	42-68

Report of Brown Smith Wallace LLC
Independent Registered Public Accounting Firm

Board of Directors and Shareholders
UTG, Inc.
Springfield, Illinois

We have audited the accompanying consolidated balance sheets of UTG, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2007, 2006, and 2005.  UTG, Inc’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UTG, Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years ended December 31, 2007, 2006 and 2005,  in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule I as of December 31, 2007, and Schedules II, IV and V as of December 31, 2007, 2006 and 2005, of UTG, Inc. and subsidiaries and Schedules II, IV and V for the years then ended.  In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.

/s/ Brown Smith Wallace, LLC

St. Louis, Missouri
March 25, 2008

UTG, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006

ASSETS

	2007	2006
Investments:
Fixed maturities held to maturity, at amortized cost
(market $6,330,036 and $6,244,373)	$6,006,846	$6,274,913
Investments held for sale:
Fixed maturities, at market (cost $196,079,174 and $235,054,655)	197,974,206	233,229,129
Equity securities, at market (cost $26,882,317 and $10,031,148)	32,678,592	16,305,591
Mortgage loans on real estate at amortized cost	45,602,147	32,015,446
Investment real estate, at cost, net of accumulated depreciation	39,154,175	43,975,642
Policy loans	15,643,238	15,931,525
Short-term investments	933,967	47,879
	337,993,171	347,780,125

Cash and cash equivalents	17,746,468	8,472,553
Securities of affiliate	4,000,000	4,000,000
Accrued investment income	2,485,594	2,824,975
Reinsurance receivables:
Future policy benefits	73,450,212	73,770,732
Policy claims and other benefits	4,657,663	5,040,219
Cost of insurance acquired	28,337,021	32,808,159
Deferred policy acquisition costs	1,009,528	1,188,888
Property and equipment, net of accumulated depreciation	1,752,199	3,129,331
Income taxes receivable, current	0	219,956
Other assets	2,222,898	3,496,856
Total assets	$473,654,754	$482,731,794

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
Future policy benefits	$346,076,921	$351,587,689
Policy claims and benefits payable	3,198,166	3,330,945
Other policyholder funds	1,000,216	1,124,045
Dividend and endowment accumulations	14,039,241	14,091,257
Income taxes payable, current	450,626	0
Deferred income taxes	16,502,035	16,480,068
Notes payable	19,914,346	22,990,081
Other liabilities	9,486,971	8,587,166
Total liabilities	410,668,522	418,191,251
Minority interests in consolidated subsidiaries	14,231,707	19,514,151

Shareholders' equity:
Common stock - no par value, stated value $.001 per share.
Authorized 7,000,000 shares - 3,849,533 and 3,842,687 shares issued
and outstanding after deducting treasury shares of 384,813 and 360,888	3,849	3,843
Additional paid-in capital	42,067,229	41,813,690
Retained earnings	2,374,990	232,371
Accumulated other comprehensive income	4,308,457	2,976,488
Total shareholders' equity	48,754,525	45,026,392
Total liabilities and shareholders' equity	$473,654,754	$482,731,794

See accompanying notes.
UTG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Years Ended December 31, 2007

	2007	2006	2005

Revenues:

Premiums and policy fees	$19,104,158	$15,515,567	$16,399,080
Reinsurance premiums and policy fees	(4,690,792)	(2,655,142)	(2,672,397)
Net investment income	16,880,362	11,001,165	11,051,226
Realized investment gains, net	5,467,207	11,446,279	1,431,936
Other income	2,111,637	2,277,350	1,261,495
	38,872,572	37,585,219	27,471,340

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life	25,567,473	20,108,067	17,589,143
Reinsurance benefits and claims	(3,145,550)	(2,073,179)	(1,716,499)
Annuity	(471,222)	1,117,766	1,064,808
Dividends to policyholders	1,170,631	932,723	938,891
Commissions and amortization of deferred
policy acquisition costs	(2,016,521)	(65,908)	(14,267)
Amortization of cost of insurance acquired	4,282,715	2,850,725	2,193,085
Operating expenses	8,019,556	6,453,648	5,516,566
Interest expense	1,391,427	234,125	0
	34,798,509	29,557,967	25,571,727

Income before income taxes and minority
interest	4,074,063	8,027,252	1,899,613
Income tax expense	(383,197)	(1,949,607)	(158,408)
Minority interest in income of consolidated
subsidiaries	(1,548,247)	(2,207,925)	(480,982)

Net income	$2,142,619	$3,869,720	$1,260,223

Basic income per share from continuing
operations and net income	$0.56	$1.00	$0.32

Diluted income per share from continuing
operations and net income	$0.56	$1.00	$0.32

Basic weighted average shares outstanding	3,851,596	3,872,425	3,938,781

Diluted weighted average shares outstanding	3,851,596	3,872,425	3,938,781

See accompanying notes.

UTG, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Three Years Ended December 31, 2007

	2007		2006		2005

Common stock
Balance, beginning of year	$3,843		$3,902		$79,315
Issued during year	30		0		120
Treasury shares acquired	(24)		(59)		(75)
Change in stated value	0		0		(75,458)
Balance, end of year	$3,849		$3,843		$3,902

Additional paid-in capital
Balance, beginning of year	$41,813,690		$42,295,661		$42,590,820
Issued during year	446,668		0		151,200
Treasury shares acquired	(190,530)		(481,971)		(521,817)
Retired During Year	(2,599)		0		0
Change in stated value	0		0		75,458
Balance, end of year	$42,067,229		$41,813,690		$42,295,661

Retained earnings (accumulated deficit)
Balance, beginning of year	$232,371		$(3,637,349)		$(4,897,572)
Net income	2,142,619	$2,142,619	3,869,720	$3,869,720	1,260,223	$1,260,223
Balance, end of year	$2,374,990		$232,371		$(3,637,349)

Accumulated other comprehensive income
Balance, beginning of year	$2,976,488		$4,655,238		$6,678,542
Other comprehensive income (loss)
Unrealized holding gain (loss) on securities
net of minority interest and
reclassification adjustment and taxes	1,331,969	1,331,969	(1,678,750)	(1,678,750)	(2,023,304)	(2,023,304)
Comprehensive income (loss)		$3,474,588		$2,190,970		$(763,081)
Balance, end of year	$4,308,457		$2,976,488		$4,655,238

Total shareholders' equity, end of year	$48,754,525		$45,026,392		$43,317,452

See accompanying notes.

UTG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Years Ended December 31, 2007

	2007	2006	2005
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income	$2,142,619	$3,869,720	$1,260,223
Adjustments to reconcile net income to net cash
used in operating activities net of changes in assets and liabilities resulting from the sales and purchases of subsidiaries:
Amortization/accretion of fixed maturities	93,211	391,013	606,914
Realized investment (gains) losses, net	(5,467,208)	(11,446,279)	(1,459,959)
Amortization of deferred policy acquisition costs	179,360	225,476	278,899
Amortization of cost of insurance acquired	4,282,715	2,850,725	2,193,085
Depreciation	1,015,083	1,801,507	2,206,023
Minority interest	1,548,247	2,207,925	480,982
Charges for mortality and administration
of universal life and annuity products	(8,607,194)	(9,197,484)	(9,097,858)
Interest credited to account balances	5,286,528	5,146,917	5,251,303
Policy acquisition costs deferred	0	0	(8,000)
Change in accrued investment income	339,381	(160,506)	139,421
Change in reinsurance receivables	703,076	291,582	455,527
Change in policy liabilities and accruals	(2,911,180)	1,976,884	1,017,812
Change in income taxes payable	(157,125)	1,599,104	157,111
Change in other assets and liabilities, net	2,362,186	(1,432,078)	(3,772,419)
Net cash provided by (used in) operating activities	809,699	(1,875,494)	(290,936)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities held for sale	67,386,270	16,577,724	26,182,897
Fixed maturities matured	1,596,785	3,729,019	5,816,061
Equity securities	140,390	16,242,400	3,182,055
Mortgage loans	9,230,011	12,152,376	10,050,792
Real estate	36,366,487	20,984,831	876,594
Policy loans	4,685,078	3,698,261	3,803,491
Short-term	1,312,195	1,546,907	425,000
Other invested assets	793,749	0	0
Total proceeds from investments sold and matured	121,510,965	74,931,518	50,336,890
Cost of investments acquired:
Fixed maturities held for sale	(29,730,542)	(39,037,210)	(6,496,673)
Fixed maturities	(1,319,428)	(2,506,647)	(1,474,140)
Equity securities	(16,991,419)	(7,355,487)	(1,606,543)
Mortgage loans	(22,816,712)	(7,306,094)	(26,109,670)
Real estate	(33,506,988)	(20,883,148)	(11,883,777)
Policy loans	(4,396,791)	(2,878,487)	(3,603,581)
Short-term	(2,193,967)	(1,557,655)	(428,221)
Other invested assets	(800,000)	0	0
Total cost of investments acquired	(111,755,847)	(81,524,728)	(51,602,605)
Purchase of property and equipment	(72,674)	(1,468,660)	0
Sale of property and equipment	1,191,508	0	0
Net cash provided by (used in) investing activities	10,873,952	(8,061,870)	(1,265,715)

Cash flows from financing activities:
Policyholder contract deposits	7,331,444	7,940,954	8,481,796
Policyholder contract withdrawals	(6,918,990)	(6,401,947)	(6,209,958)
Proceeds from notes payable	21,607,423	24,190,081	1,500,000
Payments of principal on line of credit	(24,683,158)	(1,200,000)	(1,500,000)
Issuance of common stock	444,099	0	151,320
Purchase of treasury stock	(190,554)	(482,030)	(521,892)
Purchase of subsidiary	0	(21,079,555)	0
Cash of subsidiary at date of acquisition	0	3,238,327	0
Net cash provided by (used in) financing activities	(2,409,736)	6,205,830	1,901,266

Net increase (decrease) in cash and cash equivalents	9,273,915	(3,731,534)	344,615
Cash and cash equivalents at beginning of year	8,472,553	12,204,087	11,859,472
Cash and cash equivalents at end of year	$17,746,468	$8,472,553	$12,204,087

See accompanying notes.

UTG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	ORGANIZATION - At December 31, 2007, the significant majority-owned subsidiaries of UTG, Inc were as depicted on the following organizational chart.

The Company’s significant accounting policies, consistently applied in the preparation of the accompanying consolidated financial statements, are summarized as follows.

B.
NATURE OF OPERATIONS - UTG, Inc., is an insurance holding company, which sells individual life insurance products through its insurance subsidiaries.  The Company's principal market is the mid-western United States and Texas.  The Company’s dominant business is individual life insurance which includes the servicing of existing insurance business in force, the solicitation of new individual life insurance and the acquisition of other companies in the insurance business.

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

Real estate - investment real estate at cost less allowance for depreciation and, as appropriate, provisions for possible losses.  Accumulated depreciation on investment real estate was $594,043 and $593,877 as of December 31, 2007 and 2006, respectively.

Policy loans - at unpaid balances including accumulated interest but not in excess of the cash surrender value of the related policy.

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

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges.  Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances.  Interest crediting rates for universal life and interest sensitive products range from 4.0% to 5.5% as of December 31, 2007 and 2006.

J.
POLICY AND CONTRACT CLAIMS - Policy and contract claims include provisions for reported claims in process of settlement, valued in accordance with the terms of the policies and contracts, as well as provisions for claims incurred and unreported based on prior experience of the Company.  Incurred but not reported claims were $1,232,848 and $1,242,950 as of December 31, 2007 and 2006, respectively.

K.
COST OF INSURANCE ACQUIRED - When an insurance company is acquired, the Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition.  The cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies.  The Company utilized 9% discount rate on approximately 14% of the business, 12% discount rate on approximately 83% of the business and 15% discount rate on approximately 3% of the business.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits.  The interest rates utilized in the amortization calculation are 9% on approximately 7% of the balance, 12% on approximately 50% of the balance and 15% on 43% of the balance.  The interest rates vary due to differences in the blocks of business.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.

	2007	2006	2005
Cost of insurance acquired, beginning of year	$32,808,159	$10,554,447	$12,747,532
Acquired with acquisition of subsidiary	(188,423)	25,104,437	0
Interest accretion	6,024,911	3,426,178	3,739,918
Amortization	(10,307,626)	(6,276,903)	(5,933,003)
Net amortization	(4,282,715)	(2,850,725)	(2,193,085)
Cost of insurance acquired, end of year	$28,337,021	$32,808,159	$10,554,447

Cost of insurance acquired was tested for impairment as part of the regular reporting process.  The fair value of the cost of insurance acquired was estimated using the expected present value of future cash flows.  No impairment loss was realized during any of the three years presented.

Estimated net amortization expense of cost of insurance acquired for the next five years is as follows:

	Interest Accretion	Amortization	Net Amortization

2008	5,437,000	9,480,000	4,043,000
2009	4,885,000	8,879,000	3,994,000
2010	2,437,000	4,345,000	1,908,000
2011	2,230,000	3,833,000	1,603,000
2012	2,037,000	3,529,000	1,492,000

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

The following table summarizes deferred policy acquisition costs and related data for the years shown.

	2007	2006	2005
Deferred, beginning of year	$1,188,888	$1,414,364	$1,685,263

Acquisition costs deferred:
Commissions	0	0	0
Other expenses	0	0	5,000
Total	0	0	5,000

Interest accretion	9,000	7,000	8,000
Amortization charged to income	(188,360)	(232,476)	(283,899)
Net amortization	(179,360)	(225,476)	(275,899)

Change for the year	(179,360)	(225,476)	(270,899)

Deferred, end of year	$1,009,528	$1,188,888	$1,414,364

Estimated net amortization expense of deferred policy acquisition costs for the next five years is as follows:

	Interest		Net
	Accretion	Amortization	Amortization

2008	9,000	206,000	197,000
2009	8,000	186,000	178,000
2010	6,000	104,000	98,000
2011	5,000	77,000	72,000
2012	4,000	66,000	62,000

M.PROPERTY AND EQUIPMENT - Company-occupied property, data processing equipment and furniture and office equipment are stated at cost less accumulated depreciation of $2,681,009 and $2,542,750 at December 31, 2007 and 2006, respectively.  Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of three to thirty years.  Depreciation expense was $258,298, $261,148, and $250,795 for the years ended December 31, 2007, 2006, and 2005, respectively.

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

P.	TREASURY SHARES - The Company holds 384,813 and 360,888 shares of common stock as treasury shares with a cost basis of $2,846,517 and $2,632,910 at December 31, 2007 and 2006, respectively.

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

R.
PARTICIPATING INSURANCE - Participating business represents 9% and 8% of life insurance in force at December 31, 2007 and 2006, respectively.  Premium income from participating business represents 42%, 33%, and 21% of total premiums for the years ended December 31, 2007, 2006 and 2005, respectively.  The amount of dividends to be paid is determined annually by the insurance subsidiary's Board of Directors.  Earnings allocable to participating policyholders are based on legal requirements that vary by state.

S.
RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the 2007 presentation.  Such reclassifications had no effect on previously reported net income or shareholders' equity.

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

U.
IMPAIRMENT OF LONG LIVED ASSETS - The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets may warrant revision or that the remaining balance of an asset may not be recoverable.  The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis.  In the opinion of management, no such impairment existed at December 31, 2007.

2.             SHAREHOLDER DIVIDEND RESTRICTION

At December 31, 2007, substantially all of consolidated shareholders' equity represents net assets of UTG’s subsidiaries.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.  UG, AC and TI’s dividend limitations are described below.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus.  For the year ended December 31, 2007, UG had a statutory gain from operations of $4,661,648.  At December 31, 2007, UG's statutory capital and surplus amounted to $30,130,717. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  In 2007 and 2006, UG paid $3,000,000 and $5,100,000, of which none were was considered to be an extraordinary dividend, respectively, to UTG.

AC and TI are Texas domiciled insurance companies, which requires eleven days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory earnings or b) 10% of statutory capital and surplus.  At December 31, 2007 AC and TI statutory shareholders' equity was $8,165,775 and $2,432,191, respectively.  At December 31, 2007, AC and TI statutory net income was $999,329 and $289,642, respectively.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  AC paid ordinary dividends of $500,000 in 2007.  TI paid ordinary dividends of $250,000 during 2007.

3.             INCOME TAXES

Until 1984, insurance companies were taxed under the provisions of the Life Insurance Company Income Tax Act of 1959 as amended by the Tax Equity and Fiscal Responsibility Act of 1982.  These laws were superseded by the Deficit Reduction Act of 1984.  All of these laws are based primarily upon statutory results with certain special deductions and other items available only to life insurance companies.  Under the provision of the pre-1984 life insurance company income tax regulations, a portion of “gain from operations” of a life insurance company was not subject to current taxation but was accumulated, for tax purposes, in a special tax memorandum account designated as “policyholders’ surplus account”.  Federal income taxes will become payable on this account at the then current tax rate when and if distributions to shareholders, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income maintained in the “shareholders surplus account”.   As part of the American Jobs Creation Act of 2004, Congress authorized a limited opportunity for life insurance companies to recognize the balance in the “policyholders’ surplus account” and not pay any federal income tax.  This window of opportunity expired December 31, 2006.  During 2006, each of the insurance subsidiaries took advantage of this opportunity.  As of December 31, 2006, none of the insurance subsidiaries had a balance remaining in the “policyholders’ surplus account”.

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

Life insurance company taxation is based primarily upon statutory results with certain special deductions and other items available only to life insurance companies.  Income tax expense consists of the following components:

	2007	2006	2005
Current tax expense	$1,076,824	$398,268	$21,368
Deferred tax expense	(693,627)	1,551,339	137,040
	$383,197	$1,949,607	$158,408

ACAP and its consolidated subsidiaries for tax purposes generated a net operating loss during 2007 of $1,156,777.  The Company has established a deferred tax asset of $404,872 relating to this operating loss carryforward and has established an offsetting allowance of $404,872.

The following table shows the reconciliation of net income to taxable income of UTG:

	2007	2006	2005
Net income	$2,142,619	$3,869,720	$1,260,223
Depreciation	54,564	0	0
Management/consulting fees	(99,486)	0	0
Federal income tax provision	221,820	181,070	(24,254)
Gain of subsidiaries	(1,870,426)	(3,616,283)	(1,155,680)
Taxable income	$449,091	$434,507	$80,289

The expense for income differed from the amounts computed by applying the applicable United States statutory rate of 35% before income taxes as a result of the following differences:

	2007	2006	2005
Tax computed at statutory rate	$1,425,922	$2,809,538	$664,865
Changes in taxes due to:
Utilization of AMT credit carryforward	0	(163,039)	0
Utilization of capital loss carryforward	0	0	(327,467)
Dividend received deduction	(246,255)	(224,386)	(188,988)
Depreciation	0	163,130	0
Current year losses with no tax benefit	404,872	0	0
Minority interest	(541,886)	(772,774)	(168,344)
Utilization of net operating loss carryforward	0	396,899	0
Small company deduction	(604,105)	(293,804)	211,474
Other	(55,351)	34,043	(33,132)
Income tax expense	$383,197	$1,949,607	$158,408

The following table summarizes the major components that comprise the deferred tax liability as reflected in the balance sheets:

	2007	2006
Investments	$5,638,562	$4,988,293
Cost of insurance acquired	9,917,957	11,482,856
Deferred policy acquisition costs	353,335	416,111
Management/consulting fees	(225,895)	(260,715)
Future policy benefits	1,098,084	984,029
Gain on sale of subsidiary	2,312,483	2,312,483
Allowance for uncollectibles	(61,711)	(80,500)
Other liabilities	(637,692)	(934,503)
Federal tax DAC	(1,893,088)	(2,427,986)
Deferred tax liability	$16,502,035	$16,480,068

4.      ANALYSIS OF INVESTMENTS, INVESTMENT INCOME AND INVESTMENT GAIN

A.	NET INVESTMENT INCOME - The following table reflects net investment income by type of investment:

		December 31,
	2007	2006	2005
Fixed maturities and fixed maturities held for sale	$11,790,380	$6,838,277	$6,661,648
Equity securities	1,077,749	915,864	771,379
Mortgage loans	2,689,956	2,739,350	2,033,007
Real estate	4,599,005	5,500,005	7,473,698
Policy loans	951,394	580,961	860,240
Short-term investments	21,929	27,620	3,699
Cash	316,891	454,580	171,926
Total consolidated investment income	21,447,304	17,056,657	17,975,597
Investment expenses	(4,566,942) (6,055,492) (6,924,371)
Consolidated net investment income	$16,880,362	$11,001,165	$11,051,226

The following table summarizes the Company's fixed maturity holdings and investments held for sale by major classifications:

	Carrying Value
	2007	2006
Investments held for sale:
Fixed maturities
U.S. Government, government agencies and authorities	$30,536,628	$39,455,915
State, municipalities and political subdivisions	3,540,633	3,480,759
Collateralized mortgage obligations	89,804,412	118,641,593
Public utilities	4,594,514	6,097,151
All other corporate bonds	69,498,019	65,553,711
	$197,974,206	$233,229,129

Equity securities
Banks, trusts and insurance companies	$10,577,587	$3,606,421
Industrial and miscellaneous	22,101,005	12,699,170
	$32,678,592	$16,305,591

	Carrying Value
	2007	2006

Fixed maturities held to maturity:
U.S. Government, government agencies and authorities	$5,474,946	$5,484,304
State, municipalities and political subdivisions	504,165	688,679
Collateralized mortgage obligations	27,735	101,930
	$6,006,846	$6,274,913

Securities of affiliate	$4,000,000	$4,000,000

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

The following table summarizes securities held, at amortized cost, that are below investment grade by major classification:

Below Investment Grade Investments	2007	2006

CMO	$0	$1,678,714
Corporate	489,673	2,396,868
Total	$489,673	$4,075,582

B.      INVESTMENT SECURITIES

The amortized cost and estimated market values of investments in securities including investments held for sale are as follows:

2007	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investments held for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$29,054,693	$1,482,348	$(413)	$30,536,628
States, municipalities and political subdivisions	3,457,961	82,672	0	3,540,633
Collateralized mortgage obligations	89,906,087	541,182	(642,857)	89,804,412
Public utilities	4,425,263	178,004	(8,753)	4,594,514
All other corporate bonds	69,235,170	1,381,579	(1,118,730)	69,498,019
	196,079,174	3,665,785	(1,770,753)	197,974,206
Equity securities	26,882,317	7,377,656	(1,581,381)	32,678,592
Total	$222,961,491	$11,043,441	$(3,352,134)	$230,652,798

Fixed maturities held to maturity:
U.S. Government and govt. agencies and authorities	$5,474,946	$316,293	$0	$5,791,239
States, municipalities and political subdivisions	504,165	7,016	0	511,181
Collateralized mortgage obligations	27,735	117	(236)	27,616
Total	$6,006,846	$323,426	$(236)	$6,330,036

Securities of affiliate	$4,000,000	$0	$0	$4,000,000

2006	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investments held for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$39,551,437	$277,642	$(373,164)	$39,455,915
States, municipalities and political subdivisions	3,460,863	25,213	(5,317)	3,480,759
Collateralized mortgage obligations	120,390,106	90,803	(1,839,315)	118,641,594
Public utilities	6,097,151	0	0	6,097,151
All other corporate bonds	65,555,098	294,100	(295,488)	65,553,710
	235,054,655	687,758	(2,513,284)	233,229,129
Equity securities	10,031,148	6,274,443	0	16,305,591
Total	$245,085,803	$6,962,201	$(2,513,284)	$249,534,720

Fixed maturities held to maturity:
U.S. Government and govt. agencies and authorities	$5,484,304	$0	$(72,899)	$5,411,405
States, municipalities and political subdivisions	688,679	39,339	0	728,018
Collateralized mortgage obligations	101,930	3,300	(280)	104,950
Total	$6,274,913	$42,639	$(73,179)	$6,244,373

Securities of affiliate	$4,000,000	$0	$0	$4,000,000

At December 31, 2007 and 2006, the Company did not hold any fixed maturity investments that exceeded 10% of shareholder’s equity.  The Company held two equity investments totaling $18,611,018 and one equity investment of $11,677,170 that exceeded 10% of shareholder’s equity at December 31, 2007 and 2006, respectively.

The fair value of investments with sustained gross unrealized losses at December 31, 2007 and 2006 are as follows:

2007	Less than 12 months		12 Months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S Government and govt. agencies and authorities	$ 338,769	$ (413)	$ 0	$ 0	$ 338,769	$ (413)
Collateralized mortgage obligations	7,861,524	(114,149)	34,701,460	(528,944)	42,562,984	(643,093)
Public utilities	501,007	(8,753)	0	0	501,007	(8,753)
All other corporate bonds	30,121,438	(594,641)	7,410,565	(524,089)	37,532,003	(1,118,730)
Total fixed maturity	$38,822,738	$ (717,956)	$42,112,025	$ (1,053,033)	$80,934,763	$(1,770,989)
Equity securities	$ 8,624,374	$(1,581,381)	$ 0	$ 0	$ 8,624,374	$(1,581,381)

2006	Less than 12 months		12 Months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S Government and govt. agencies and authorities	$ 1,279,993	$ (17,565)	$20,929,637	$ (428,499)	$ 22,209,630	$ (446,064)
States, municipalities and political subdivisions	1,024,683	(5,317)	0	0	1,024,683	(5,317)
Collateralized mortgage obligations	8,186,571	(51,339)	65,484,517	(1,788,255)	73,671,088	(1,839,594)
All other corporate bonds	0	0	8,154,382	(295,488)	8,154,382	(295,488)
Total fixed maturity	$10,491,247	$ (74,221)	$94,568,536	$ (2,512,242)	$105,059,783	$(2,586,463)

The unrealized losses of fixed maturity investments were primarily caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary.  Based on an evaluation of the issues, including, but not limited to, intentions to sell or ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover; the length of time and amount of the unrealized loss; and the credit ratings of the issuers of the investments, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007 and 2006.

The amortized cost and estimated market value of debt securities at December 31, 2007, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Held for Sale December 31, 2007	Amortized Cost	Estimated Market Value
Due in one year or less	$11,283,624	$11,331,103
Due after one year through five years	28,992,450	29,386,439
Due after five years through ten years	38,550,306	39,135,107
Due after ten years	41,498,729	42,544,947
Collateralized mortgage obligations	75,754,065	75,576,610
Total	$196,079,174	$197,974,206

Fixed Maturities Held to Maturity December 31, 2007	Amortized Cost	Estimated Market Value
Due in one year or less	$484,224	$489,559
Due after one year through five years	29,058	31,025
Due after five years through ten years	5,467,420	5,783,545
Collateralized mortgage obligations	26,144	25,907
Total	$6,006,846	$6,330,036

An analysis of sales, maturities and principal repayments of the Company's fixed maturities portfolio for the years ended December 31, 2007, 2006 and 2005 is as follows:

Year ended December 31, 2007	Cost or Amortized Cost	Gross Realized Gains	Gross Realized Losses	Proceeds From Sale
Scheduled principal repayments, Calls and tenders:
Held for sale	$22,937,961	$34,076	$0	$22,972,037
Held to maturity	1,596,785	0	0	1,596,785
Sales:
Held for sale	44,801,958	183,513	(733,841)	44,251,630
Held to maturity	0	0	0	0
Total	$69,336,704	$217,589	$(733,841)	$68,820,452

Year ended December 31, 2006	Cost or Amortized Cost	Gross Realized Gains	Gross Realized Losses	Proceeds From Sale
Scheduled principal repayments, Calls and tenders:
Held for sale	$14,214,020	$0	$0	$14,214,020
Held to maturity	3,715,892	0	0	3,715,892
Sales:
Held for sale	2,363,638	11,229	(11,163)	2,363,704
Held to maturity	13,314	0	(187)	13,127
Total	$20,306,864	$11,229	$(11,350)	$20,306,743

Year ended December 31, 2005	Cost or Amortized Cost	Gross Realized Gains	Gross Realized Losses	Proceeds From Sale
Scheduled principal repayments, Calls and tenders:
Held for sale	$15,114,740	$9,682	$0	$15,124,422
Held to maturity	5,801,888	2,300	(9,125)	5,795,063
Sales:
Held for sale	11,124,418	15,077	(60,022)	11,079,473
Held to maturity	0	0	(0)	0
Total	$32,041,046	$27,059	$(69,147)	$31,998,958

Annually, the Company completes an analysis of sales of securities held to maturity to further assess the issuer’s creditworthiness of fixed maturity holdings.

C.	INVESTMENTS ON DEPOSIT - At December 31, 2007, investments carried at approximately $9,217,000 were on deposit with various state insurance departments.

5.      DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The financial statements include various estimated fair value information at December 31, 2007 and 2006, as required by Statement of Financial Accounting Standards 107, Disclosure about Fair Value of Financial Instruments (SFAS 107).  Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company.

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

The estimated fair values of the Company's financial instruments required to be valued by SFAS 107 are as follows as of December 31:

	2007		2006
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed maturities	$6,006,846	$6,330,036	$6,274,913	$6,244,373
Fixed maturities held for sale	197,974,206	197,974,206	233,229,129	233,229,129
Equity securities	28,678,592	28,678,592	16,305,591	16,305,591
Securities of affiliate	4,000,000	4,000,000	4,000,000	4,000,000
Mortgage loans on real estate	45,602,147	46,026,195	32,015,446	32,015,446
Policy loans	15,643,238	15,643,238	15,931,525	15,931,525
Short-term investments	933,967	933,967	47,879	47,879
Liabilities
Notes payable	19,914,346	19,190,061	22,990,081	22,990,081

6.      STATUTORY EQUITY AND INCOME FROM OPERATIONS

The Company's insurance subsidiaries are domiciled in Ohio and Texas.  The insurance subsidiaries prepare their statutory-based financial statements in accordance with accounting practices prescribed or permitted by the respective insurance department.  These principles differ significantly from accounting principles generally accepted in the United States of America.  "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC).  "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, from company to company within a state, and may change in the future.  UG's total statutory shareholders' equity was approximately $30,131,000 and $31,210,000 at December 31, 2007 and 2006, respectively.  UG reported a statutory operating income before taxes (exclusive of inter-company dividends) of approximately $4,662,000, $5,162,000, and $5,114,000 for 2007, 2006, and 2005 respectively.  AC's total statutory shareholders' equity was approximately $8,166,000 and $8,943,000 at December 31, 2007 and 2006.  AC reported a statutory operating income before taxes (exclusive of inter-company dividends) of approximately $999,000 for 2007.  TI's total statutory shareholders' equity was approximately $2,432,000 and $2,762,000 at December 31, 2007.and 2006, respectively.  TI reported a statutory operating income before taxes (exclusive of inter-company dividends) of approximately $290,000 for 2007.

7.	REINSURANCE

As is customary in the insurance industry, the insurance subsidiaries cede insurance to, and assume insurance from, other insurance companies under reinsurance agreements.  Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk.  The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it.  However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies.  The Company sets a limit on the amount of insurance retained on the life of any one person.  The Company will not retain more than $125,000, including accidental death benefits, on any one life.  At December 31, 2007, the Company had gross insurance in force of $2.155 billion of which approximately $561 million was ceded to reinsurers.

The Company's reinsured business is ceded to numerous reinsurers.  The Company monitors the solvency of its reinsurers in seeking to minimize the risk of loss in the event of a failure by one of the parties.  The primary reinsurers of the Company are large, well capitalized entities.

Currently, UG is utilizing reinsurance agreements with Optimum Re Insurance Company, (Optimum) and Swiss Re Life and Health America Incorporated (SWISS RE).  Optimum and SWISS RE currently hold an “A-” (Excellent) and "A+" (Superior) rating, respectively, from A.M. Best, an industry rating company.  The reinsurance agreements were effective December 1, 1993, and covered most new business of UG.  The agreements are a yearly renewable term (YRT) treaty where the Company cedes amounts above its retention limit of $100,000 with a minimum cession of $25,000.

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

UG entered into a coinsurance agreement with Park Avenue Life Insurance Company (PALIC) effective September 30, 1996.  Under the terms of the agreement, UG ceded to PALIC substantially all of its then in-force paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  PALIC and its ultimate parent, The Guardian Life Insurance Company of America (Guardian), currently hold an “A” (Excellent) and "A+" (Superior) rating, respectively, from A.M. Best.  The PALIC agreement accounts for approximately 66% of UG’s reinsurance reserve credit, as of December 31, 2007.

On September 30, 1998, UG entered into a coinsurance agreement with The Independent Order of Vikings, (IOV) an Illinois fraternal benefit society.  Under the terms of the agreement, UG agreed to assume, on a coinsurance basis, 25% of the reserves and liabilities arising from all in-force insurance contracts issued by the IOV to its members.  At December 31, 2007, the IOV insurance in-force assumed by UG was approximately $1,656,000, with reserves being held on that amount of approximately $388,000.

On June 7, 2000, UG assumed an already existing coinsurance agreement, dated January 1, 1992, between Lancaster Life Reinsurance Company (LLRC), an Arizona corporation and Investors Heritage Life Insurance Company (IHL), a corporation organized under the laws of the Commonwealth of Kentucky.  Under the terms of the agreement, LLRC agreed to assume from IHL a 90% quota share of new issues of credit life and accident and health policies that have been written on or after January 1, 1992 through various branches of the First Southern National Bank.  The maximum amount of credit life insurance that can be assumed on any one individual’s life is $15,000.  UG assumed all the rights and obligations formerly held by LLRC as the reinsurer in the agreement.  LLRC liquidated its charter immediately following the transfer.  At December 31, 2007, the IHL agreement has insurance in-force of approximately $2,134,000, with reserves being held on that amount of approximately $31,000.

At December 31, 1992, AC entered into a reinsurance agreement with Canada Life Assurance Company (“the Canada Life agreement”) that fully reinsured virtually all of its traditional life insurance policies.  The reinsurer’s obligations under the Canada Life agreement were secured by assets withheld by AC representing policy loans and deferred and uncollected premiums related to the reinsured policies.  AC continues to administer the reinsured policies, for which it receives an expense allowance from the reinsurer.  At December 31, 2007, the Canada Life agreement has insurance in-force of approximately $80,785,000, with reserves being held on that amount of approximately $40,519,000.

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

During 1998, AC closed a coinsurance transaction with Universal Life Insurance Company (“Universal”). Pursuant to the coinsurance agreement, AC coinsured 100% of the individual life insurance policies of Universal in force at January 1, 1998.  At December 31, 2007, the Universal agreement has insurance in-force of approximately $12,903,000, with reserves being held on that amount of approximately $5,108,000.

The treaty with Canada Life provides that AC is entitled to 85% of the profits (calculated pursuant to a formula contained in the treaty) beginning when the accumulated profits under the treaty reach a specified level.  As of December 31, 2007, there remains $1,445,907 in profits to be generated before AC is entitled to 85% of the profits.  Should future experience under the treaty match the experience of recent years, which cannot reliably be predicted to occur, the accumulated profits would reach the specified level towards the end of 2009.  However, regarding the uncertainty as to when the specified level may be reached, it should be noted that the experience has been erratic from year to year and the number of policies in force that are covered by the treaty diminishes each year.

All reinsurance for TI is with a single, unaffiliated reinsurer, Hannover Life Reassurance (Ireland) Limited ("Hannover"), secured by a trust account containing letters of credit totaling $258,852, granted in favor of TI.  TI administers the reinsurance policies, for which it receives an expense allowance from Hannover.  The aggregate reduction in surplus of termination of this reinsurance agreement, by either party, as of December 31, 2007 is $91,168.  Hannover currently holds an “A” (Excellent) rating by A.M. Best.  At December 31, 2007, the Hannover agreement has insurance in-force of approximately $24,296,000, with reserves being held on that amount of approximately $109,000.

On December 31, 2006, AC and TI entered into 100% coinsurance agreements whereby each company ceded all of its A&H business to an unaffiliated reinsurer, Reserve National Insurance Company (Reserve National).  As part of the agreement, the Company remained contingently liable for claims incurred prior to the effective date of the agreement, for a period of one year.  At the end of the one year period, on December 31, 2007, an accounting of these claims was produced.  Any difference in the actual claims to the claim reserve liability transferred will be refunded to / paid by the Company.  As of December 31, 2007, AC owes $93,384 and TI owes $902 to the unaffiliated third party.  The amounts have been included in each company’s current year financial statements.  Reserve National currently holds an “A-“ (Excellent) rating by A.M. Best.  During 2007, the policies coinsured under there agreements were assumption reinsured by Reserve National, thus releasing the Company from any further contingent liability under these policies.

The Company does not have any short-duration reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2007, 2006 and 2005 were as follows:

	Shown in thousands
	2007 Premiums Earned	2006 Premiums Earned	2005 Premiums Earned
Direct	$19,945	$15,450	$16,357
Assumed	223	65	42
Ceded	(5,755)	(2,655)	(2,672)
Net premiums	$14,413	$12,860	$13,727

8.      COMMITMENTS AND CONTINGENCIES

The insurance industry has experienced a number of civil jury verdicts which have been returned against life and health insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters.  Some of the lawsuits have resulted in the award of substantial judgments against the insurer, including material amounts of punitive damages.  In some states, juries have substantial discretion in awarding punitive damages in these circumstances.  In the normal course of business the Company is involved from time to time in various legal actions and other state and federal proceedings.  There were no proceedings pending or threatened as of December 31, 2007.

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

On June 10, 2002 UTG and Fiserv formed an alliance between their respective organizations to provide third party administration (TPA) services to insurance companies seeking business process outsourcing solutions.  Fiserv is responsible for the marketing and sales function for the alliance, as well as providing the operations processing service for the Company.  The Company will staff the administration effort.  Fiserv (NASDAQ: FISV) is an independent, full-service provider of integrated data processing and information management systems to the financial industry, headquartered in Brookfield, Wisconsin.

In June 2002, the Company entered into a five-year contract with Fiserv for services related to its purchase of the “ID3” software system.  The contract was amended during 2006 for a five year period ended 2011.  Under the contract, the Company is required to pay $8,333 per month in software maintenance costs and a minimum charge of $14,000 per month in offsite data center costs, for a five-year period ending in 2011.

On December 31, 2006, the Company entered into a 100% coinsurance agreement whereby the insurance subsidiaries, AC and TI, ceded all of their A&H business to an unaffiliated third party.  As part of the agreement, AC and TI remain contingently liable for claims incurred prior to the effective date of the agreement, for a period of one year.  At the end of the one year period, an accounting of these claims shall be produced.  Any difference in the actual claims to the claim reserve liability transferred shall be refunded to / paid by AC and TI.  As of December 31, 2007, AC owes $93,384 and TI owes $902 to the unaffiliated third party.  The amounts have been included in each company’s current year financial statements.  During 2007 the policies coinsured under these agreements were assumption reinsured by Reserve National, thus releasing the Company form any further contingent liability under these policies.

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

On December 31, 2007, North Plaza was liquidated, with its assets and liabilities transferred into its 100% owned parent company, UG.

On February 20, 2003, UG purchased $4,000,000 of a trust preferred security offering issued by FSBI.  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%.  The Company received $264,219 of dividends in 2007, 2006 and 2005, respectively.

As part of the acquisition of ACAP on December 8, 2006, UTG loaned $3,357,000 to ACAP.  ACAP used the proceeds for the repayment of existing debt with an unaffiliated financial institution and to retire all of its outstanding preferred stock.  The terms of the inter-company loan mirror the interest rate and repayment requirements of the debt with First Tennessee Bank National Association.  During 2007, ACAP made a payment reducing the principal on the loan and paid interest of $227,685.  As of December 31, 2007, the balance of the loan is $3,035,000.

During June 2003, UG entered into a lease agreement with Bandyco, LLC, an affiliated entity, for a one-sixth interest in an aircraft.  Bandyco, LLC is affiliated with Ward F. Correll, who is a director of the Company.  The lease term is for a period of five years at a total cost of $523,831.  The Company is responsible for its share of annual non-operational costs, in addition to the operational costs as are billable for specific use.  During 2006, UG entered into an additional lease agreement for a 27.5% interest in a second plane with Bandyco, LLC.  The lease term is for a period of five years at a total cost of $166,913.  The Company is responsible for its share of annual non-operational costs, in addition to the operational costs as are billable for specific use.

On March 26, 2002, the Board of Directors of UTG adopted, and on June 11, 2002, the shareholders of UTG approved, the UTG, Inc. Employee and Director Stock Purchase Plan (See Note 10.A. to the consolidated financial statements).

On January 1, 1993, UTG entered an agreement with UG pursuant to which UTG provided management services necessary for UG to carry on its business.  UG paid $5,875,133 and $5,054,918 to UTG in 2006 and 2005, respectively, under this arrangement.

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiaries, UG, AC and TI.  Under these arrangements, each company pays its proportionate share of expenses of the entire group, based on an allocation formula.  During 2007, UG, AC and TI paid $3,919,684, $3,314,176 and $859,918, respectively.

Respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

UG from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services UG's mortgage loans including those covered by the participation agreements.  UG pays a .25% servicing fee on these loans and a one time fee at loanorigination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.  UG paid $85,612, $93,288 and $76,970 in servicing fees and $54,281, $23,214 and $112,109 in origination fees to FSNB during 2007, 2006 and 2005, respectively.

The Company reimbursed expenses incurred by Mr. Jesse T. Correll and Mr. Randall L. Attkisson relating to travel and other costs incurred on behalf of or relating to the Company.  The Company paid $30,327, $85,576 and $63,318 in 2007, 2006 and 2005, respectively to First Southern Bancorp, Inc. in reimbursement of such costs.  In addition, beginning in 2001, the Company began reimbursing FSBI a portion of salaries and pension costs for Mr. Correll and Mr. Attkisson.  The reimbursement was approved by the UTG Board of Directors and totaled $249,209, $173,863 and $160,272 in 2007, 2006 and 2005, respectively, which included salaries and other benefits.

On July 13, 2006, UG paid a cash dividend of $4,400,000 to UTG, Inc.  An additional dividend of $700,000 was paid by UG to UTG, Inc. on December 21, 2006.  On July 13, 2007, UG paid a cash dividend of $3,000,000 to UTG, Inc.  AC paid cash dividends to its parent, ACAP, of $500,000 and $605,000 in 2007 and 2006, respectively.  TI paid cash dividends to AC of $250,000 and $0 in 2007 and 2006, respectively.  These dividends were comprised entirely of ordinary dividends.  No regulatory approvals were required prior to the payment of these dividends.

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

The original issue price of shares at the time this program began was established at $12.00 per share.  Through March 1, 2008, UTG had 109,319 shares outstanding that were issued under this program.  At December 31, 2007, shares under this program have a value of $15.49 per share pursuant to the above formula.

B.      STOCK REPURCHASE PROGRAM

On June 5, 2001, the Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of up to $1 million of UTG's common stock.  On June 16, 2004, an additional $1 million was authorized for repurchasing shares.  On April 18, 2006, an additional $1 million was authorized for repurchasing shares.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are generally limited to a maximum per share price of $8.00.  Through March 1, 2008, UTG has spent $2,668,776 in the acquisition of 386,796 shares under this program.

C.   EARNINGS PER SHARE CALCULATIONS

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations as presented on the income statement.

	For the year ended December 31, 2007
	Income(Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$2,142,619	3,851,596	$0.56

Effect of Dilutive Securities
Options	0	0

Diluted EPS
Income available to common shareholders and assumed conversions	$2,142,619	3,851,596	$0.56

	For the year ended December 31, 2006
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$3,869,720	3,872,425	$1.00

Effect of Dilutive Securities
Options	0	0

Diluted EPS
Income available to common shareholders and assumed conversions	$3,869,720	3,872,425	$1.00

	For the year ended December 31, 2005
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$1,260,223	3,938,781	$0.32

Effect of Dilutive Securities
Options	0	0

Diluted EPS
Income available to common shareholders and assumed conversions	$1,260,223	3,938,781	$0.32

In accordance with Statement of Financial Accounting Standards No. 128, the computation of diluted earnings per share is the same as basic earnings per share for the years ending December 31, 2007, 2006 and 2005, as there were no outstanding securities, options or other offers that give the right to receive or acquire common shares of UTG.

11.                 NOTES PAYABLE

At December 31, 2007 and 2006, the Company had $19,914,346 and $22,990,081, respectively, of long-term debt outstanding.

On December 8, 2006, UTG borrowed funds from First Tennessee Bank National Association through execution of an $18,000,000 promissory note.  The note is secured by the pledge of 100% of the common stock of UG.  The promissory note carries a variable rate of interest based on the 3 month LIBOR rate plus 180 basis points.  The initial rate was 7.15%.  Interest is payable quarterly.  Principal is payable annually beginning at the end of the second year in five installments of $3,600,000.  The loan matures on December 7, 2012.  The Company borrowed $1,994,176 and has made principal payments of $3,450,005 during 2007.  The funds borrowed during 2007 were used to acquire ACAP shares subject to the put options as they were presented to UTG during the year.  At December 31, 2007, the outstanding principal balance on this debt was $13,544,449.

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

On June 1, 2005, UG was extended a $3,300,000 line of credit from the First National Bank of Tennessee.  The LOC is for a one-year term from the date of issue.  The interest rate on the LOC is variable and indexed to be the lowest of the U.S. prime rates as published in the Wall Street Journal, with any interest rate adjustments to be made monthly.  During 2007 and 2006, UG had borrowings and repayments from the LOC of $3,300,000 and $2,500,000, respectively.  At December 31, 2007, and 2006 the Company had no outstanding borrowings attributable to this LOC.

In November 2007, the Company became a member of the FHLB.  This membership allows the Company access to additional credit up to a maximum of 50% of the total assets of UG.  To be a member of the FHLB, the Company was required to purchase shares of common stock of FHLB.  Borrowing capacity is based on 50 times each dollar of stock acquired in FHLB above the “base membership” amount.  The Company’s current LOC with the FHLB is $15,000,000.  During 2007, the Company had borrowings of $5,443,350 and repayments of $5,443,350.  At December 31, 2007, the Company had no outstanding borrowings attributable to this LOC.

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

At December 31, 2006, Harbor Village Partners (‘HVP”), a then 50% owned affiliate of the Company, had $8,000,000 of debt through various borrowings. In May 2007, the Company sold its interest in HVP to an outside third party. As a result of this sale, HVP is no longer a consolidated subsidiary of the Company. Further, the previous outstanding debt of HVP is no longer reflected in the financial statements of UTG, nor does UTG have any responsibility for this debt.

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

On February 7, 2007, HPG Acquisitions (“HPG”), a 64% owned affiliate of the Company, borrowed funds from First National Bank of Midland, through execution of a $373,862 promissory note. The note is secured by real estate owned by the HPG. The note bears interest at a fixed rate of 5%. The first payment is due January 15, 2008. There will be 119 regular payments of $3,965 followed by one irregular last payment estimated at $32,424. HPG made repayments of $3,965 during 2007. At December 31, 2007, the outstanding principal balance on this debt was $369,897.

The consolidated scheduled principal reductions on the notes payable for the next five years are as follows:

Year	Amount
2008	$1,243,615
2009	4,297,575
2010	4,847,580
2011	4,847,580
2012	4,542,034

12.                 OTHER CASH FLOW DISCLOSURES

On a cash basis, the Company paid $1,271,847, $1,469 and $13 in interest expense for the years 2007, 2006 and 2005, respectively.  The Company paid $407,247, $503,214 and $0 in federal income tax for 2007, 2006 and 2005, respectively.

13.                 CONCENTRATIONS

The Company maintains cash balances in financial institutions that at times may exceed federally insured limits.  The Company maintains its primary operating cash accounts with First Southern National Bank, an affiliate of the largest shareholder of UTG, Mr. Jesse T. Correll, the Company’s CEO and Chairman.  The Company’s cash and cash equivalents are on deposit with various domestic financial institutions.  At times, bank deposits may be in excess of federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Because UTG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of December 31, 2007, approximately 60% of our total direct premium was collected from Illinois, Ohio, Texas and West Virginia.  Thus, results of operations are heavily dependent upon the strength of these economies.

14.                 NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments – An amendment of FASB Statements No. 133 and 140.  The Statement improves the financial reporting by eliminating the exemption from applying Statement No. 133 to interest in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instrument.  The Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company will account for all qualifying financial instruments in accordance with the requirements of Statement No. 155, should this apply.

The FASB also issued Statement No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.  The Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if possible.  The Statement permits, but does not require, the subsequent measurement of servicing assets and liabilities at fair value.  The Statement is effective for fiscal years beginning after September 15, 2006.  The adoption of Statement No. 156 does not currently affect the Company’s financial position or results of operations.

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

The FASB also issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).  The Statement requires that an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan, the component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as current costs, and disclose additional information in the notes regarding certain effects on net periodic benefit costs for the next fiscal year.  The Statement is effective for fiscal years ending after December 15, 2006.  The adoption of Statement No. 158 does not currently affect the Company’s financial position or results of operations, since the Company does not have any defined benefit pension plans.

The FASB also issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities —including an amendment of FASB Statement No. 115.  The Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement is effective for fiscal years ending after November 15, 2007. The adoption of Statement No. 159 does not currently affect the Company’s financial position or results of operations.

The FASB also issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning after January 01, 2008. Management is currently researching what effect if any that this statement will have on future reporting.

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

In addition, the Company entered into stock put option agreements under which certain individuals had the opportunity to sell to UTG up to 264 shares of common stock of ACAP during the period ending December 16, 2007.  The purchase price for shares under the stock put option agreements was the same as under the Agreement.  All shares subject to the stock put option agreements were presented and acquired by UTG prior to their expiration.

In addition, the Company loaned ACAP $3,357,000, which was required to retire certain indebtedness of ACAP and to redeem all of ACAP’s outstanding preferred stock at the closing of the Agreement.

Including the purchase of all the shares subject to the stock put option agreements, the Company has acquired 72.8% of the outstanding shares of common stock of ACAP, and the total cost of the transaction to the Company (including the loan to ACAP for the payment of ACAP indebtedness and redemption of ACAP preferred stock) was $24 million, which was paid in cash.

The acquisition of ACAP is summarized as follows:

Assets acquired:
Investments	$85,970,516
Policy loans	4,106,461
Cash and cash equivalents	3,238,327
Reinsurance on future policy benefits	42,250,714
Cost of insurance acquired	25,104,437
All other	2,306,434
162,976,889

Future policy benefits	116,991,161
Notes payable	3,357,000
Deferred taxes	8,160,832
All other	6,803,588
Minority interest	9,994,661
145,307,242

$17,669,647

The following table summarizes certain unaudited operating results of UTG as though the acquisition of ACAP had taken place on January 1, 2006 and 2005 respectively.

	2006	2005
Total revenues	$44,115,000	$43,255,000
Operating income	4,607,000	2,897,000
Net income	4,607,000	2,897,000
Net income per common share	1.17	.73

16.                 COMPREHENSIVE INCOME

		Tax
	Before-Tax	(Expense)	Net of Tax
2007	Amount	or Benefit	Amount

Unrealized holding gains during
period	$10,460,271	$(3,661,095)	$6,799,176
Less: reclassification adjustment
for gains realized in net income	8,411,088	(2,943,881)	5,467,207
Net unrealized gains	2,049,183	(717,214)	1,331,969
Other comprehensive income	$2,049,183	$(717,214)	$1,331,969

		Tax
	Before-Tax	(Expense)	Net of Tax
2006	Amount	or Benefit	Amount

Unrealized holding losses during
period	$(20,192,352)	$7,067,323	$(13,125,029)
Less: reclassification adjustment
for losses realized in net income	17,609,660	6,163,381	11,446,279
Net unrealized losses	(2,582,692)	903,942	(1,678,750)
Other comprehensive deficit	$(2,582,692)	$903,942	$(1,678,750)

		Tax
	Before-Tax	(Expense)	Net of Tax
2005	Amount	or Benefit	Amount

Unrealized holding losses during
period	$(5,315,754)	$1,860,514	$(3,455,240)
Less: reclassification adjustment
for losses realized in net income	2,202,978	(771,042)	1,431,936
Net unrealized losses	(3,112,775)	1,089,471	(2,023,304)
Other comprehensive deficit	$(3,112,775)	$1,089,471	$(2,023,304)

In 2007, 2006 and 2005, the Company established a deferred tax liability of $2,389,697, $1,541,623 and $2,970,111 respectively, for the unrealized gains based on the applicable United States statutory rate of 35%.

17.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2007
	1st	2nd	3rd	4th
Premiums and policy fees, net	$4,976,503	$4,513,283	$2,478,016	$2,445,564
Net investment income	4,286,925	4,471,452	4,394,621	3,727,364
Total revenues	9,474,343	11,467,081	7,412,135	10,519,013
Policy benefits including dividends	7,332,162	6,554,409	5,397,281	3,837,480
Commissions and amortization of DAC and COI	942,694	550,838	507,102	265,560
Operating expenses	2,116,006	2,052,800	1,750,562	2,100,188
Operating income (loss)	(1,195,669)	1,856,533	(553,541)	3,966,740
Net income (loss)	(832,465)	1,670,686	(514,705)	1,819,103
Basic earnings (loss) per share	(0.22)	0.43	(0.13)	0.48
Diluted earnings (loss) per share	(0.22)	0.43	(0.13)	0.48
	2006
	1st	2nd	3rd	4th
Premiums and policy fees, net	$3,427,772	$3,561,728	$3,170,033	$2,700,892
Net investment income	2,539,174	2,803,703	2,434,510	3,223,778
Total revenues	9,829,289	6,751,103	13,843,092	7,161,735
Policy benefits including dividends	5,097,102	6,261,394	4,280,808	4,446,083
Commissions and amortization of DAC and COI	616,517	617,475	829,880	720,945
Operating expenses	1,724,197	1,385,837	1,848,120	1,495,494
Operating income (loss)	2,391,473	(1,513,603)	6,884,284	265,098
Net income (loss)	1,679,322	(798,126)	2,033,778	954,746
Basic earnings (loss) per share	0.43	(0.21)	0.53	0.25
Diluted earnings (loss) per share	0.43	(0.21)	0.53	0.25
	2005
	1st	2nd	3rd	4th
Premiums and policy fees, net	$3,512,695	$3,521,237	$3,389,342	$3,303,409
Net investment income	2,433,259	2,356,705	2,587,341	3,673,921
Total revenues	6,196,733	7,419,034	5,354,586	8,500,987
Policy benefits including dividends	5,091,826	3,777,730	4,769,952	4,236,835
Commissions and amortization of DAC and COI	482,934	387,478	574,929	733,477
Operating expenses	1,256,884	1,622,680	1,309,983	1,325,404
Operating income (loss)	(634,924)	1,631,146	(1,301,880)	2,205,271
Net income (loss)	(546,568)	1,395,033	(1,248,416)	1,660,174
Basic earnings (loss) per share	(0.14)	0.35	(0.32)	0.43
Diluted earnings (loss) per share	(0.14)	0.35	(0.32)	0.43

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

Company Management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), is responsible for designing and maintaining effective Internal Controls over the Financial Reporting of the Company in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the "CEO" and "CFO", of the effectiveness of the design and operation of the Company's Internal Controls over Financial Reporting as required by Sections 302 and 404 of the Sarbanes Oxley Act of 2002. The Company used the COSO control framework to evaluate Internal Controls over Financial Reporting and COBIT to evaluate the internal controls related to Information Systems. During the evaluation and related testing of internal controls there were no instances of material weaknesses discovered that would effect the reliability of financial reporting or preparation of financial statements. After reviewing and testing the internal controls over financial reporting, it is management’s belief that the applicable controls are functioning as designed, are operating effectively, and provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes as of December, 31 2007.  The Company is considered a non-accelerated filer for Sarbanes Oxley purposes thus, the registered public accounting firm, which audited the financial statements included in the annual report, is not required to issue an attestation report on management’s assessment of internal control over financial reporting for December, 31 2007. The Securities and Exchange Commission is currently reviewing whether or not an attestation report will be required in the future. If the SEC makes no changes, the Company will be required to have an audit performed as of December 31, 2008.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF UTG

The Board of Directors

In accordance with the laws of Delaware and the Certificate of Incorporation and Bylaws of UTG, as amended, UTG is managed by its executive officers under the direction of the Board of Directors.  The Board elects executive officers, evaluates their performance, works with management in establishing business objectives and considers other fundamental corporate matters, such as the issuance of stock or other securities, the purchase or sale of a business and other significant corporate business transactions.  In the fiscal year ended December 31, 2007, the Board met 4 times.  All directors attended at least 75% of all meetings of the board except Messrs. Joseph Brinck, Ward Correll and Peter Ochs.

The Board of Directors has an Audit Committee consisting of Messrs. Perry, Albin, and Brinck. The Audit Committee performs such duties as outlined in the Company’s Audit Committee Charter.  The Audit Committee reviews and acts or reports to the Board with respect to various auditing and accounting matters, the scope of the audit procedures and the results thereof, internal accounting and control systems of UTG, the nature of services performed for UTG and the fees to be paid to the independent auditors, the performance of UTG's independent and internal auditors and the accounting practices of UTG.  The Audit Committee also recommends to the full Board of Directors the auditors to be appointed by the Board.  The Audit Committee met three times in 2007.

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

Under UTG’s By-Laws, the Board of Directors should be comprised of at least six and no more than eleven directors.  At December 31, 2007, the Board consisted of ten directors.  Shareholders elect Directors to serve for a period of one year at UTG’s Annual Shareholders’ meeting.

Directors and officers of UTG file periodic reports regarding ownership of Company securities with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 as amended, and the rules promulgated thereunder.  During 2007, UTG is not aware of any individuals who filed late.

Audit Committee Report to Shareholders

In connection with the December 31, 2007 financial statements, the audit committee: (1) reviewed and discussed the audited financial statements with management; (2) discussed with the auditors the matters required by Statement on Auditing Standards No. 114; and (3) received and discussed with the auditors the matters required by Independence Standards Board Statement No.1.  Based upon these reviews and discussions, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K filed with the SEC.

William W. Perry - Committee Chairman
John S. Albin
Joseph A. Brinck, II

The following information with respect to business experience of the Board of Directors has been furnished by the respective directors or obtained from the records of UTG.

Directors

Name, Age	Position with the Company, Business Experience and Other Directorships

John S. Albin, 79
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

Randall L. Attkisson, 62
Director of UTG since 1999; Chief Operating Officer of UTG and Universal Guaranty Life Insurance Company since 2001; Chief Operating Officer of Acap Corporation, American Capitol Insurance Company, and Texas Imperial Life Insurance Company since 2006; President of UTG and Universal Guaranty Life Insurance company 2001-2006; President, Secretary and Treasurer of First Southern Holdings, LLC since 2002; Chief Financial Officer, Treasurer, Director of First Southern Bancorp, Inc, a bank holding company, since 1986; Treasurer and Manager of First Southern Funding, LLC since 1992; Advisory Director of Kentucky Christian Foundation since 2002; Director of The River Foundation, Inc. since 1990; President of Randall L. Attkisson & Associates from 1982 to 1986; Commissioner of Kentucky Department of Banking & Securities from 1980 to 1982; Self-employed Banking Consultant in Miami, FL from 1978 to 1980.

Joseph A. Brinck, II, 52
Director of UTG since 2003; CEO of Stelter & Brinck, LTD, a full service combustion engineering and manufacturing company from 1979 to present; President of Superior Thermal, LTD from 1990 to present.  Currently holds Professional Engineering Licenses in Ohio, Kentucky, Indiana and Illinois.

Jesse T. Correll, 51
Chairman and CEO of UTG and Universal Guaranty Life Insurance Company since 2000; Director of UTG since 1999; Chairman and CEO of Acap Corporation, American Capitol Insurance Company, and Texas Imperial Life Insurance Company since 2006; Chairman, President, Director of First Southern Bancorp, Inc. since 1983; President, Director of First Southern Funding, LLC since 1992; President, Director of The River Foundation since 1990; Board member of Crown Financial Ministries since 2004; Friends of the Good Samaritans since 2005; Generous Giving since 2006 and the National Christian Foundation since 2006.  Mr. Correll and his wife Angela have 3 children and 2 grandchildren.  Jesse Correll is the son of Ward and Regina Correll.

Ward F. Correll, 79
Director of UTG since 2000; Director of Acap Corporation, American Capitol Insurance Company, and Texas Imperial Life Insurance Company since 2006; President, Director of Tradeway, Inc. of Somerset, KY since 1973; President, Director of Cumberland Lake Shell, Inc. of Somerset, KY since 1971; President, Director of Tradewind Shopping Center, Inc. of Somerset, KY since 1966; Director of First Southern Bancorp since 1987; Director of First Southern Funding, LLC since 1991; Director of The River Foundation since 1990; and Director First Southern Insurance Agency since 1987.  Ward Correll is the father of Jesse Correll.

Thomas F. Darden, 53
Mr. Darden is the Chief Executive Officer of Cherokee Investment Partners, a private equity fund with over $1 billion of capital for investing in brownfields. Cherokee has offices in North Carolina, Colorado, New Jersey, London, Toronto and Montreal. Beginning in 1984, he served for 16 years as the Chairman of Cherokee Sanford Group, a privately-held brick manufacturing company in the United States and previously the Southeast's largest soil remediation company. From 1981 to 1983, Mr. Darden was a consultant with Bain & Company in Boston. From 1977 to 1978, he worked as an environmental planner for the Korea Institute of Science and Technology in Seoul, where he was a Henry Luce Foundation Scholar. Mr. Darden is on the Boards of Shaw University and the University of North Carolina's Environmental Department and Duke University’s Nicholas School of the Environment.  He is on the Board of Directors of the National Brownfield Association and on the Board of Trustees of North Carolina Environmental Defense. Mr. Darden is a director of Winston Hotels, Inc. (NYSE) and serves on the board of governors of Research Triangle Institute in Research Triangle Park, N.C.  He was Chairman of the Research Triangle Transit Authority and served two terms on the N.C. Board of Transportation through appointments by the Governor and the Speaker of the House.  Mr. Darden earned a Masters in Regional Planning from the University of North Carolina at Chapel Hill, a Doctor of Jurisprudence from Yale Law School and a Bachelor of Arts from the University of North Carolina at Chapel Hill, where he was a Morehead Scholar. His 1976 undergraduate thesis analyzed the environmental impact of third world development, and his 1981 Yale thesis addressed interstate acid rain air pollution. Mr. Darden and his wife Jody have three children, ages 20 to 29.

Howard L. Dayton, Jr., 64
In 1985, Mr. Dayton founded Crown Ministries in Longwood, Florida.  Crown Ministries merged with Christian Financial Concepts in September 2000 to form Crown Financial Ministries, the world’s largest financial ministry.  He served as Chief Executive Officer from 1985 to 2007.  In 1972 he began his commercial real estate development career, specializing in office development in the Central Florida area.  Mr. Dayton developed The Caboose, a successful railroad-themed restaurant in Orlando, FL in 1969.  He also is the author of Your Money Counts, Free and Clear, Your Money Map and Crown’s Small Group Studies.

Peter L. Ochs, 56
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

William W. Perry, 51
Director of UTG since 2001; Director of American Capitol Insurance Company, and Texas Imperial Life Insurance Company since 2006; Owner of SES Investments, Ltd., an oil and gas investments company since 1991; President of EGL Resources, Inc., an oil and gas operations company based in Texas and New Mexico since 1992; Vice Chairman of American Shale Oil Company (AMSO); President of a real estate investment company; Director of Young Life Foundation and involved with Young Life in various capacities; Director of Abel-Hangar Foundation, Director of River Foundation; Director of Millagros Foundation; Director of University of Oklahoma Associates; Mayor of Midland, Texas since January 2008; Midland, Texas City Council member from 2002-2008.

James P. Rousey, 49
President since September 2006, Director of UTG and Universal Guaranty Life Insurance Company since September 2001; President and Director of Acap Corporation, American Capitol Insurance Company, and Texas Imperial Life Insurance Company since 2006; Regional CEO and Director of First Southern National Bank from 1988 to 2001. Board Member with the Illinois Fellowship of Christian Athletes from 2001-2005; Board Member with Contact Ministries since 2007; Board Member with Amigos En Cristo, Inc since 2007.

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
Randall L. Attkisson                 Chief Operating Officer
James P. Rousey                     President

Other executive officers of UTG are set forth below:

Name, Age                                           Position with UTG and Business Experience

Theodore C. Miller, 45  Corporate Secretary since December 2000, Senior Vice President and Chief Financial Officer since July 1997; Vice President since October 1992 and Treasurer from October 1992 to December 2003; Vice President and Controller of certain affiliated companies from 1984 to 1992.  Vice President and Treasurer of certain affiliated companies from 1992 to 1997; Senior Vice President and Chief Financial Officer of subsidiary companies since 1997; Corporate Secretary of subsidiary companies since 2000.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics for our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions) and employees. The Code of Business Conduct and Ethics is available to our stockholders by requesting a free copy of the Code of Business Conduct and Ethics by writing to us at UTG, Inc, 5250 South Sixth Street, Springfield, Illinois 62703.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Table

The following table sets forth certain information regarding compensation paid to or earned by UTG's Chief Executive Officer and President, and each of the executive officers of UTG whose salary plus bonus exceeded $100,000 during UTG's last fiscal year:

Summary Compensation Table
Name and Principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Nonqualified Deferred Comp Earnings	All Other Comp (1)	Total
Jesse T. Correll Chief Executive Officer	2007	111,057	25,000	0	0	0	0	4,398 (1)	140,455
	2006	75,000	0	0	0	0	0	4,743 (1)	79,743

Randall L. Attkisson Chief Operating Officer	2007	110,481	25,000	0	0	0	0	6,491 (2)	141,972
	2006	75,000	0	0	0	0	0	4,743 (2)	79,743

James P. Rousey President	2007	145,000	25,000	0	0	0	0	6,922 (3)	176,922
	2006	137,917	0	0	0	0	0	6,989 (3)	144,906

Theodore C. Miller Secretary/Senior Vice President	2007	110,000	20,050	0	0	0	0	3,071 (4)	133,121
	2006	102,917	15,000	0	0	0	0	3,808 (4)	121,725

Douglas A. Dockter (6) Vice President	2007	100,000	4,000	0	0	0	0	2,820 (5)	106,820
	2006	100,000	5,500	0	0	0	0	3,345 (5)	108,845

(1)	All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan.

(2)	All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan.

(3)
All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan of $2,302 and $2,069, group life insurance premiums of $720 and $720, and country club membership fees of $3,900 and $4,200 during 2007 and 2006, respectively.

(4)
All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan of $2,351 and $3,088 and group life insurance premiums of $720 and $720 during 2007 and 2006, respectively.

(5)
All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan of $2,100 and $2,625 and group life insurance premiums of $720 and $720 during 2007 and 2006 respectively.

(6)	Mr. Douglas A. Dockter is not considered an executive officer of UTG, but is included in this table pursuant to compensation disclosure requirements.

Option/SAR Grants/Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

At December 31, 2007 there were no shares of the common stock of UTG subject to unexercised options held by the named executive officers.  There were no options or stock appreciation rights granted to the named executive officers for the past three fiscal years.

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

Director Compensation
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jesse Thomas Correll Chief Executive Officer	0	0	0	0	0	0	0
Randall Lanier Attkisson Chief Operating Officer	0	0	0	0	0	0	0
James Patrick Rousey President	0	0	0	0	0	0	0
John Sanford Albin Director	3,000	0	0	0	0	0	3,000
Joseph Anthony Brinck, II Director	2,700	0	0	0	0	0	2,700
Ward Forrest Correll Director	2,700	0	0	0	0	0	2,700
William Wesley Perry Director (1)	3,300	0	0	0	0	0	3,300
Thomas Francis Darden, II Director (1)	3,000	0	0	0	0	0	3,000
Peter Loyd Ochs Director	3,000	0	0	0	0	0	3,000
Howard Lape Dayton Director	3,300	0	0	0	0	0	3,300

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

The Company’s philosophy regarding compensation of executive officers is generally one of executive officers qualify for the same benefits and opportunities as provided to all of the employees of the Company.  Special or unique perquisites to executive officers not provided to all employees amount to less than $10,000 to any one individual.  The Company maintains a membership to a local country club that can only be utilized by the President.  During 2007, the Company paid $3,900 to maintain this membership.

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

Chief Executive Officer

On March 27, 2000, Jesse T. Correll assumed the position of Chairman of the Board and Chief Executive Officer of UTG and each of its affiliates.  Under Mr. Correll’s leadership, he declined to receive a salary, bonus or other forms of compensation for his duties with UTG and its affiliates in the year 2000.  In March 2001, the Board of Directors approved an annual salary for Mr. Correll of $75,000, payment of which began on April 1, 2001. As a reflection of Mr. Correll’s leadership, the compensation of current and future executive officers of the Company will be determined by the Board of Directors using a “performance based” philosophy. The Board of Directors will consider UTG’s financial results and future compensation decisions will be proportionately based on the profitability of the Company.  At the June 2007 meeting, members of the Board approved a salary increase for Mr. Correll to $150,000 annually.  The increase became effective July 1, 2007.  Additionally a $25,000 bonus was approved based on 2006 results.

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
                                          Joseph A. Brinck, II                                     Peter L. Ochs
                                          Jesse T. Correll                                           William W. Perry
                                          Ward F. Correll                                            James P. Rousey

Compensation Committee Interlocks and Insider Participation

UTG does not have a compensation committee and decisions regarding executive officer compensation are made by the full Board of Directors of UTG.  The following persons served as directors of UTG during 2007 and were officers or employees of UTG or its affiliates during 2007: Jesse T. Correll, Randall L. Attkisson and James P. Rousey.  Accordingly, these individuals have participated in decisions related to compensation of executive officers of UTG and its subsidiaries.

During 2007, Jesse T. Correll and Randall L. Attkisson, executive officers of UTG, UG, ACAP, AC and TI, were also members of the Board of Directors of UG, ACAP, AC, and TI.

Jesse T. Correll and Randall L. Attkisson are each directors and executive officers of FSBI and participate in compensation decisions of FSBI.  FSBI owns or controls directly and indirectly approximately 45.1% of the outstanding common stock of UTG.

Performance Graph

The following graph compares the cumulative total shareholder return on UTG’s Common Stock during the five fiscal years ended December 31, 2007 with the cumulative total return on the NASDAQ Composite Index Performance and the NASDAQ Insurance Index (1).  The graph assumes that $100 was invested on December 31, 2001 in each of the Company’s common stock, the NASDAQ Composite Index, and the NASDAQ Insurance Stock Index, and that any dividends were reinvested.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Holders of Securities

The following tabulation sets forth the name and address of the entity known to be the beneficial owners of more than 5% of UTG’s common stock and shows:  (i) the total number of shares of common stock beneficially owned by such person as of March 1, 2008 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of common stock so owned as of the same date.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Common Stock, no par value	Jesse T. Correll	185,454	(3)	4.8%
	First Southern Bancorp, Inc.	1,739,072	(3)(4)	45.1%
	First Southern Funding, LLC	335,453	(3)(4)	8.7%
	First Southern Holdings, LLC	1,483,791	(3)(4)	38.5%
	First Southern Capital Corp, LLC	237,333	(3)(4)	6.1%
	First Southern Investments, LLC	24,086		0.6%
	Ward F. Correll	105,520	(5)	2.7%
	WCorrell, Limited Partnership	72,750	(3)	1.8%
	Cumberland Lake Shell, Inc.	98,523	(5)	2.5%

	Total (6)	2,626,918		68.0%

(1)	The percentage of outstanding shares is based on 3,847,550 shares of common stock outstanding as of March 1, 2008.

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

Security Ownership of Management of UTG

The following tabulation shows with respect to each of the directors of UTG, with respect to UTG’s chief executive officer and President, and each of UTG’s executive officers whose salary plus bonus exceeded $100,000 for fiscal 2007, and with respect to all executive officers and directors of UTG as a group:  (i) the total number of shares of all classes of stock of UTG or any of its parents or subsidiaries, beneficially owned as of March 1, 2008 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of stock so owned, and granted stock options available as of the same date.

Title of Class	Directors, Named Executive Officers, & All Directors & Executive Officers as a Group	Amount and Nature of Ownership		Percent of Class (1)

UTG’s Common Stock, no par value	John S. Albin	10,503	(4)	*
	Randall L. Attkisson	0	(2)	*
	Joseph A. Brinck, II	7,500	(6)	*
	Jesse T. Correll	2,497,312	(3)	64.9%
	Ward F. Correll	105,520	(5)(6)	2.7%
	Thomas F. Darden	37,095	(6)	*
	Howard L. Dayton, Jr.	2,973	(6)	*
	Theodore C. Miller	10,500	(6)	*
	Peter L. Ochs	0		*
	William W. Perry	38,000	(6)	*
	James P. Rousey	0		*
	All directors and executive officers as a group (eleven in number)	2,709,403		70.4%

* Less than 1%

(1)	The percentage of outstanding shares for UTG is based on 3,847,550 shares of common stock outstanding as of March 1, 2008.

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

(6)	Shares subject to UTG Employee and Director Stock Purchase Plan.
Joseph A. Brinck, II	7,500
Ward F. Correll	6,997
Thomas F. Darden	37,095
Howard L. Dayton, Jr.	2,500
Theodore C. Miller	10,500
William W. Perry	38,000

* Less than 1%.

Except as indicated above, the foregoing persons hold sole voting and investment power.

The following table reflects the Company’s Employee and Director Stock Purchase Plan Information:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under employee and director stock purchase plans (excluding securities reflected in column (a)) (c)
Employee and director stock purchase plans approved by security holders	0	0	290,681
Employee and director stock purchase plans not approved by security holders	0	0	0
Total	0	0	290,681

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

A total of 400,000 shares of common stock may be purchased under the plan, subject to appropriate adjustment for stock dividends, stock splits or similar recapitalizations resulting in a change in shares of UTG.  The plan is not intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.  The Board of Directors of UTG periodically approves offerings under the plan to qualified individuals.  Through March 1, 2008, 18 individuals have purchased a total of 109,319 shares under this program.  Each participant under the plan executed a “stock restriction and buy-sell agreement”, which among other things provides UTG with a right of first refusal on any future sales of the shares acquired by the participant under this plan.

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

The original issue price of shares at the time this program began was established at $12.00 per share.  Through March 1, 2008, UTG had 109,319 shares outstanding that were issued under this program.  At December 31, 2007, shares under this program have a value of $15.49 per share pursuant to the above formula.

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

On December 31, 2007, North Plaza was liquidated, with its assets and liabilities transferred into its 100% owned parent company, UG.

On February 20, 2003, UG purchased $4,000,000 of a trust preferred security offering issued by FSBI.  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%.  The Company received $264,219 of dividends in 2007, 2006 and 2005, respectively.

As part of the acquisition of ACAP on December 8, 2006, UTG loaned $3,357,000 to ACAP.  ACAP used the proceeds for the repayment of existing debt with an unaffiliated financial institution and to retire all of its outstanding preferred stock.  The terms of the inter-company loan mirror the interest rate and repayment requirements of the debt with First Tennessee Bank National Association.  During 2007, ACAP made a payment reducing the principal on the loan and paid interest of $227,685.  As of December 31, 2007, the balance of the loan is $3,035,000.

During June 2003, UG entered into a lease agreement with Bandyco, LLC, an affiliated entity, for a one-sixth interest in an aircraft.  Bandyco, LLC is affiliated with Ward F. Correll, who is a director of the Company.  The lease term is for a period of five years at a total cost of $523,831.  The Company is responsible for its share of annual non-operational costs, in addition to the operational costs as are billable for specific use.  During 2006, UG entered into an additional lease agreement for a 27.5% interest in a second plane with Bandyco, LLC.  The lease term is for a period of five years at a total cost of $166,913.  The Company is responsible for its share of annual non-operational costs, in addition to the operational costs as are billable for specific use.

On March 26, 2002, the Board of Directors of UTG adopted, and on June 11, 2002, the shareholders of UTG approved, the UTG, Inc. Employee and Director Stock Purchase Plan (See Note 10.A. to the consolidated financial statements).

On January 1, 1993, UTG entered an agreement with UG pursuant to which UTG provided management services necessary for UG to carry on its business.  UG paid $5,875,133 and $5,054,918 to UTG in 2006 and 2005, respectively, under this arrangement.

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiaries, UG, AC and TI.  Under these arrangements, each company pays its proportionate share of expenses of the entire group, based on an allocation formula.  During 2007, UG, AC and TI paid $3,919,684, $3,314,176 and $859,918, respectively.

Respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

UG from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services UG's mortgage loans including those covered by the participation agreements.  UG pays a .25% servicing fee on these loans and a one time fee at loanorigination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.  UG paid $85,612, $93,288 and $76,970 in servicing fees and $54,281, $23,214 and $112,109 in origination fees to FSNB during 2007, 2006 and 2005, respectively.

The Company reimbursed expenses incurred by Mr. Jesse T. Correll and Mr. Randall L. Attkisson relating to travel and other costs incurred on behalf of or relating to the Company.  The Company paid $30,327, $85,576 and $63,318 in 2007, 2006 and 2005, respectively to First Southern Bancorp, Inc. in reimbursement of such costs.  In addition, beginning in 2001, the Company began reimbursing FSBI a portion of salaries and pension costs for Mr. Correll and Mr. Attkisson.  The reimbursement was approved by the UTG Board of Directors and totaled $249,209, $173,863 and $160,272 in 2007, 2006 and 2005, respectively, which included salaries and other benefits.

On July 13, 2006, UG paid a cash dividend of $4,400,000 to UTG, Inc.  An additional dividend of $700,000 was paid by UG to UTG, Inc. on December 21, 2006.  On July 13, 2007, UG paid a cash dividend of $3,000,000 to UTG, Inc.  AC paid cash dividends to its parent, ACAP, of $500,000 and $605,000 in 2007 and 2006, respectively.  TI paid cash dividends to AC of $250,000 and $0 in 2007 and 2006, respectively.  These dividends were comprised entirely of ordinary dividends.  No regulatory approvals were required prior to the payment of these dividends.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Brown Smith Wallace LLC (“BSW”) served as UTG’s independent certified public accounting firm for the fiscal years ended December 31, 2007 and 2006.  In serving their primary function as outside auditor for UTG, BSW performed the following audit services: examination of annual consolidated financial statements; assistance and consultation on reports filed with the Securities and Exchange Commission; and assistance and consultation on separate financial reports filed with the State insurance regulatory authorities pursuant to certain statutory requirements.

Audit Fees.  Audit fees billed for these audit services in the fiscal year ended December 31, 2006 and 2005 totaled $226,965 and $88,000, respectively and audit fees billed for quarterly reviews of the Company’s financial statements totaled $23,759 and $19,279 for the year 2007 and 2006, respectively.

Audit Related Fees. No audit related fees were incurred by the Company from BSW for the fiscal years ended December 31, 2007 and 2006.

Tax Fees.  During 2007, the Company paid $5,406 to BSW relating to certain tax advice and electronic filing of certain federal income tax returns of the Company.  BSW did not render any services related to tax compliance, tax advice or tax planning for the fiscal year ended December 31, 2006.

All Other Fees.  During 2007, the Company paid $35,277 to BSW for services relating to a SAS 70 audit of the Company and $9,372 to BSW relating to SWX and internal controls review and implementation.  During 2006, the Company paid $8,275 to BSW for services relating to due diligence work on the ACAP acquisition.  Additionally, the Company paid $43,678 to BSW for services relating to the SAS 70 audit of the Company.  The audit committee approved the above work and fees of BSW.

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

(B)                 Exhibits:

Index to Exhibits incorporated herein by this reference (See pages 86-87).

INDEX TO EXHIBITS

Exhibit
Number

2.1	(3)	Agreement and Plan of Merger of United Trust Group, Inc., An Illinois Corporation with and into UTG, Inc., A Delaware Corporation dated as of July 1, 2005, including exhibits thereto.

2.2	(4)	Stock Purchase Agreement, dated August 7, 2006, between UTG, Inc. and William F. Guest and John D. Cornett

2.3	(4)	Amendment No. 1, dated September 6, 2006, to the Stock Purchase Agreement, dated August 7, 2007, between UTG, Inc. and William F. Guest and John D. Cornett

2.4	(4)	Amendment No. 2, dated November 22, 2006, to the Stock Purchase Agreement, dated August 7, 2006, as amended, between UTG, Inc. and William F. Guest and John D. Cornett.

3.1	(3)	Certificate of Incorporation of the Registrant and all amendments thereto.

3.2	(3)	By-Laws for the Registrant and all amendments thereto.

4.1	(2)	UTG’s Agreement pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K with respect to long-term debt instruments.

10.1	(1)	Management and Consultant Agreement dated as of January 1, 1993 between First Commonwealth Corporation and Universal Guaranty Life Insurance Company.

10.2	(3)	Line of credit agreement dated June 1, 2005, between Universal Guaranty Life Insurance Company and First National Bank of Tennessee.

10.3	(4)	Amended and Restated UTG, Inc. Employee and Director Stock Purchase Plan and form of related Stock Restriction and Buy-Sell Agreement.

10.4	(4)	Promissory note dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.

10.5	(4)	Revolving credit note dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.

10.6	(4)	Loan Agreement dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.

10.7	(4)	Commercial pledge agreement dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.

10.8	(4)	Negative pledge agreement dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.

10.9	(4)	Coinsurance Agreement between American Capitol Insurance Company and Reserve National Insurance Company.

10.10	(4)	Coinsurance Agreement between Texas Imperial Life Insurance Company and Reserve National Insurance Company.

10.11	(4)	Administrative Services Agreement between American Capitol Insurance Company and Reserve National Insurance Company.

10.12	(4)	Administrative Services Agreement between Texas Imperial Life Insurance Company and Reserve National Insurance Company.

10.13	(4)	Administrative Services and Cost Sharing Agreement dated as of January 1, 2007 between UTG, Inc and American Capitol Insurance Company

10.14	(4)	Administrative Services and Cost Sharing Agreement dated as of January 1, 2007 between UTG, Inc and Texas Imperial Life Insurance Company

10.15	Administrative Services and Cost Sharing Agreement dated as of January 1, 2007 between UTG, Inc and Universal Guaranty Life Insurance Company

14.1	(3)	Code of Ethics and Business Conduct

14.2	(3)	Code of Ethical Conduct for Senior Financial Officers

21.1	List of Subsidiaries of the Registrant.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to 18 U.S.C. Section 1350.

32.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to 18 U.S.C. Section 1350.

99.1	(3)	Audit Committee Charter.

99.2	(3)	Whistleblower Policy

Footnote:

(1)	Incorporated by reference from the Company's Annual Report on Form 10-K, File No. 0-5392, as of December 31, 1993.
(2)	Incorporated by reference from the Company's Annual Report on Form 10-K, File No. 0-5392, as of December 31, 2002.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K, File No. 0-16867, as of December 31, 2005.
(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K, File No. 0-16867, as of December 31, 2006

UTG, INC.
SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES
As of December 31, 2007

			Schedule I

Column A	Column B	Column C	Column D

			Amount at
			Which Shown
			in Balance
	Cost	Value	Sheet
Fixed maturities:
Bonds:
United States Government and
government agencies and authorities	$5,474,946	$5,791,239	$5,474,946
State, municipalities, and political
subdivisions	504,165	511,181	504,165
Collateralized mortgage obligations	27,735	27,616	27,735
Public utilities	0	0	0
All other corporate bonds	0	0	0
Total fixed maturities	6,006,846	$6,330,036	6,006,846

Investments held for sale:
Fixed maturities:
United States Government and
government agencies and authorities	29,054,693	$30,536,628	30,536,628
State, municipalities, and political
subdivisions	3,457,961	3,540,633	3,540,633
Collateralized mortgage obligations	89,906,087	89,804,412	89,804,412
Public utilities	4,425,263	4,594,514	4,594,514
All other corporate bonds	69,235,170	69,498,019	69,498,019
	196,079,174	$197,974,206	197,974,206

Equity securities:
Banks, trusts and insurance companies	12,155,756	$10,577,587	10,577,587
All other corporate securities	14,726,561	22,101,005	22,101,005
	26,882,317	$32,678,592	32,678,592

Mortgage loans on real estate	45,602,147		45,602,147
Investment real estate	39,154,175		39,154,175
Real estate acquired in satisfaction of debt	0		0
Policy loans	15,643,238		15,643,238
Other long-term investments	0		0
Short-term investments	933,967		933,967
Total investments	$330,301,864		$337,993,171

UTG, Inc.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT                                                                                                                                                                                                                  Schedule II
NOTES TO CONDENSED FINANCIAL INFORMATION

(a)	The condensed financial information should be read in conjunction with the consolidated financial statements and notes of UTG, Inc. and Consolidated Subsidiaries.

UTG, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT ONLY BALANCE SHEETS
As of December 31, 2007 and 2006

		Schedule II

	2007	2006

ASSETS

Investment in affiliates	$61,579,893	$59,421,533
Cash and cash equivalents	320,073	113,258
Accrued interest income	73,689	15,125
Note receivable from affiliate	3,035,000	3,357,000
Receivable from affiliates, net	90,376	149,395
Other assets	178,842	290,680
Total assets	$65,277,873	$63,346,991

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Notes payable	$13,544,449	$15,000,278
Deferred income taxes	2,086,588	2,051,768
Other liabilities	892,311	1,268,553
Total liabilities	16,523,348	18,320,599

Shareholders' equity:
Common stock, net of treasury shares	3,849	3,843
Additional paid-in capital, net of treasury	42,067,229	41,813,690
Retained earnings (accumulated deficit)	2,374,990	232,371
Accumulated other comprehensive
income of affiliates	4,308,457	2,976,488
Total shareholders' equity	48,754,525	45,026,392
Total liabilities and shareholders' equity	$65,277,873	$63,346,991

UTG, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT ONLY STATEMENTS OF OPERATIONS
Three Years Ended December 31, 2007

			Schedule II

	2007	2006	2005

Revenues:

Management fees from affiliates	$8,153,783	$5,935,133	$5,115,533
Interest income	258,503	34,927	15,978
Other income	107,205	366,237	102,973
	8,519,491	6,336,297	5,234,484

Expenses:

Interest expense	1,033,247	70,463	0
Operating expenses	6,992,231	5,831,327	5,154,195
	8,025,478	5,901,790	5,154,195

Operating income	494,013	434,507	80,289

Income tax benefit (expense)	(221,820)	(181,070)	24,254
Equity in income of subsidiaries	1,870,426	3,616,283	1,155,680
Net income	$2,142,619	$3,869,720	$1,260,223

Basic income per share from continuing
operations and net income	$0.56	$1.00	$0.32

Diluted income per share from continuing
operations and net income	$0.56	$1.00	$0.32

Basic weighted average shares outstanding	3,851,596	3,872,425	3,938,781

Diluted weighted average shares outstanding	3,851,596	3,872,425	3,938,781

UTG, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT ONLY STATEMENTS OF CASH FLOWS
Three Years Ended December 31, 2007
			Schedule II

	2007	2006	2005

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income	$2,142,619	$3,869,720	$1,260,223
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in income of subsidiaries	(1,870,426)	(3,616,283)	(1,155,680)
Depreciation	138,149	138,149	104,766
Change in FIT recoverable	0	48,747	(38,696)
Change in accrued interest income	(58,564)	10,661	965
Change in indebtedness (to) from affiliates, net	59,019	(12,628)	254,927
Change in deferred income taxes	34,820	14,720	14,442
Change in other assets and liabilities	(402,553)	(389,421)	(91,127)
Net cash provided by operating activities	43,064	63,665	349,820

Cash flows from financing activities:
Purchase of treasury stock	(193,153)	(832,030)	(521,892)
Issuance of common stock	446,698	0	151,320
Issuance of note receivable	0	(3,357,000)	0
Proceeds from repayment of note receivable	322,000	0	0
Proceeds from subsidiary for acquisition	487,811	5,250,000	0
Purchase of subsidiary	(2,443,776)	(17,593,278)	0
Proceeds from notes payable	1,994,176	15,700,278	0
Payments on notes payable	(3,450,005)	(700,000)	0
Capital contribution to subsidiary	0	(4,000,000)	0
Dividend received from subsidiary	3,000,000	5,100,000	0
Net cash provided by (used in) financing activities	163,751	(432,030)	(370,572)

Net increase (decrease) in cash and cash equivalents	206,815	(368,365)	(20,752)
Cash and cash equivalents at beginning of year	113,258	481,623	502,375
Cash and cash equivalents at end of year	$320,073	$113,258	$481,623

UTG, INC.
REINSURANCE
As of December 31, 2007 and the year ended December 31, 2007

					Schedule IV

Column A	Column B	Column C	Column D	Column E	Column F

					Percentage
		Ceded to	Assumed		of amount
		other	from other		assumed to
	Gross amount	companies	companies	Net amount	net

Life insurance
in force	$2,138,577,674	$560,946,000	$16,693,326	$1,594,325,000	1.0%

Premiums and policy fees:

Life insurance	$18,785,742	$4,619,360	$220,581	$14,386,963	1.5%

Accident and health
insurance	95,364	71,432	2,471	26,403	9.4%

	$18,881,106	$4,690,792	$223,052	$14,413,366	1.5%

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

UTG, INC.
VALUATION AND QUALIFYING ACCOUNTS
As of and for the years ended December 31, 2007, 2006, and 2005

Schedule V

	Balance at	Additions
	Beginning	Charges		Balances at
Description	Of Period	and Expenses	Deductions	End of Period

December 31, 2007
.
Allowance for doubtful accounts -
mortgage loans	$ 33,500	$ 0	$ 13,770	$ 19,730

December 31, 2006

Allowance for doubtful accounts -
mortgage loans	$ 36,000	$ 0	$ 2,500	$ 33,500

December 31, 2005

Allowance for doubtful accounts -
mortgage loans	$ 120,000	$ 0	$ 84,000	$ 36,000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UTG, Inc.
(Registrant)

John S. Albin, Director	March 19, 2008

/s/ Randall L. Attkisson
Randall L. Attkisson, Chief Operating	March 19, 2008
Officer and Director

/s/ Joseph A. Brinck
Joseph A. Brinck, Director	March 19, 2008

/s/ Jesse T. Correll
Jesse T. Correll, Chairman of the Board,	March 19, 2008
Chief Executive Officer and Director

Ward F. Correll, Director	March 19, 2008

/s/ Thomas F. Darden
Thomas F. Darden, Director	March 19, 2008

Howard L. Dayton Jr., Director	March 19, 2008

Peter L. Ochs, Director	March 19, 2008

/s/ William W. Perry
William W. Perry, Director	March 19, 2008

/s/ James P. Rousey
James P. Rousey, President and Director	March 19, 2008

/s/ Theodore C. Miller
Theodore C. Miller, Corporate Secretary	March 19, 2008
and Chief Financial Officer