Form 10-Q
period 2008-03-31
UTG INC
filed 2008-05-15
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File No. 0-16867

UTG, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2907892
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5250 SOUTH SIXTH STREET
P.O. BOX 5147
SPRINGFIELD, IL  62705
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (217) 241-6300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]

The number of shares outstanding of the registrant’s common stock as of May 1, 2008, was 3,845,885.

UTG, INC. AND SUBSIDIARIES
(The “Company”)

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION......................................................................................………………………………………………………………………………….	3

ITEM 1. FINANCIAL STATEMENTS................................................................................................…………………………………………………………………………………..	3
Consolidated Balance Sheets of March 31, 2008 and December 31, 2007................................................................................................………………………………………	3
Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007...............................................................................................……………...	4
Consolidated Statement of Changes in Shareholder’s Equity and Comprehensive Income For the three months ended March 31, 2008.................................................................................................……………………………………………………………………..	5
Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007...............................................................................................…………….	6
Notes to Consolidated Financial Statements...	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................................................................................................…………………………………………………………………………………………..	13
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................................................................................………………………	17
ITEM 4. CONTROLS AND PROCEDURES....................................................................................................………………………………………………………………………….	18

PART II. OTHER INFORMATION...	19

ITEM 1. LEGAL PROCEEDINGS...................................................................................................………………………………………………………………………………………	19
ITEM 2. CHANGE IN SECURITIES..................................................................................................……………………………………………………………………………………	19
ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................................................................................…………………………………………………………………	19
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................................................................…………………………………	19
ITEM 5. OTHER INFORMATION..............................................................................................………………………………………………………………………………………	19
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................................................................................….……………………………………………………………..	19
SIGNATURES.................................................................................…..…………………………………………………………………………………………………………..	19
EXHIBIT INDEX…..................................................................................………………………………………………………………………………………………………...	21

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

UTG, Inc.
AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
ASSETS	2008	2007*

Investments:
Fixed maturities at amortized cost
(market $0 and $6,330,036)	$0	$6,006,846
Investments held for sale:
Fixed maturities, at market (cost $198,941,061 and $196,079,174)	202,264,601	197,974,206
Equity securities, at market (cost $27,425,013 and $26,882,317)	31,453,112	32,678,592
Mortgage loans on real estate at amortized cost	46,138,787	45,602,147
Investment real estate, at cost, net of accumulated depreciation	39,958,117	39,154,175
Policy loans	15,618,614	15,643,238
Short-term investments	933,966	933,967
	336,367,197	337,993,171

Cash and cash equivalents	17,477,812	17,746,468
Securities of affiliate	4,000,000	4,000,000
Accrued investment income	2,427,593	2,485,594
Reinsurance receivables:
Future policy benefits	72,921,236	73,450,212
Policy claims and other benefits	4,438,968	4,657,663
Cost of insurance acquired	27,333,102	28,337,021
Deferred policy acquisition costs	963,291	1,009,528
Property and equipment, net of accumulated depreciation	1,758,814	1,752,199
Other assets	2,021,234	2,222,898
Total assets	$469,709,247	$473,654,754

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits	$345,114,901	$346,076,921
Policy claims and benefits payable	3,280,464	3,198,166
Other policyholder funds	1,019,486	1,000,216
Dividend and endowment accumulations	14,064,629	14,039,241
Income taxes payable, current	50,850	450,626
Deferred income taxes	16,770,241	16,502,035
Notes payable	18,702,721	19,914,346
Other liabilities	8,885,719	9,486,971
Total liabilities	407,889,011	410,668,522
Minority interests in consolidated subsidiaries	12,946,563	14,231,707

Shareholders' equity:
Common stock - no par value, stated value $.001 per share
Authorized 7,000,000 shares - 3,846,213 and 3,849,533 shares issued
after deducting treasury shares of 388,133 and 384,813	3,845	3,849
Additional paid-in capital	42,040,673	42,067,229
Retained earnings	2,234,438	2,374,990
Accumulated other comprehensive income	4,594,717	4,308,457
Total shareholders' equity	48,873,673	48,754,525
Total liabilities and shareholders' equity	$469,709,247	$473,654,754

* Balance sheet audited at December 31, 2007.

See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007
Revenues:

Premiums and policy fees	$5,395,495	$6,158,419
Reinsurance premiums and policy fees	(1,468,316)	(1,181,916)
Net investment income	4,605,634	4,286,925
Realized investment gains (losses), net	20,183	(315,758)
Other income	504,399	526,673
	9,057,395	9,474,343

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life	6,596,187	7,422,091
Reinsurance benefits and claims	(729,963)	(715,277)
Annuity	84,194	285,678
Dividends to policyholders	300,229	339,670
Commissions and amortization of deferred
policy acquisition costs	(459,371)	(210,357)
Amortization of cost of insurance acquired	1,003,919	1,153,051
Operating expenses	2,034,227	2,116,006
Interest expense	288,553	279,150
	9,117,975	10,670,012

Income (loss) before income taxes, minority interest
and equity in earnings of investees	(60,580)	(1,195,669)

Income tax (expense) credit	(65,552)	149,769
Minority interest in (income) loss of
consolidated subsidiaries	(14,420)	213,435

Net (loss)	$(140,552)	$(832,465)

Basic income (loss) per share from continuing
operations and net (loss)	$(0.04)	$(0.22)

Diluted loss per share from continuing
operations and net (loss)	$(0.04)	$(0.22)

Basic weighted average shares outstanding	3,847,839	3,848,606

Diluted weighted average shares outstanding	3,847,839	3,848,606

See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income
March 31, 2008 (Unaudited)

Three Months Ended
Common stock	March 31, 2008
Balance, beginning of year	$3,849
Issued during year	0
Purchase treasury shares	(4)
Balance, end of period	3,845

Additional paid-in capital
Balance, beginning of year	42,067,229
Issued during year	0
Purchase treasury shares	(26,556)
Balance, end of period	42,040,673

Retained Earnings (Accumulated deficit)
Balance, beginning of year	2,374,990
Net loss	(140,552)
Balance, end of period	2,234,438

Accumulated other comprehensive income
Balance, beginning of year	4,308,457
Other comprehensive income
Unrealized holding gains on securities
net of minority interest,
reclassification adjustment and taxes	286,260

Balance, end of period	4,594,717

Total shareholders' equity, end of period	$48,873,673

Comprehensive income
Net loss	$(140,552)
Unrealized holding gains on securities
net of minority interest,
reclassification adjustment and taxes	286,260

Total comprehensive income	$145,708

See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income (loss)	$ (140,552)	$ (832,465)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Amortization/accretion of fixed maturities	56,326	(681,841)
Realized investment gains (losses)	(20,183)	315,758
Amortization of deferred policy acquisition costs	46,237	42,590
Amortization of cost of insurance acquired	1,003,919	1,153,051
Depreciation	295,903	161,577
Minority interest	14,420	(213,435)
Change in accrued investment income	58,001	274,790
Change in reinsurance receivables	747,671	(2,743,313)
Change in policy liabilities and accruals	(833,743)	2,030,185
Charges for mortality and administration of
universal life and annuity products	(2,121,354)	(2,204,223)
Interest credited to account balances	1,413,611	1,364,172
Change in income taxes payable	(393,953)	395,268
Change in other assets and liabilities, net	(115,427)	(5,979)
Net cash provided by (used in) operating activities	$ 10,876	$ (943,865)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities held for sale	3,972,415	31,482,161
Fixed maturities matured	0	60,329
Equity securities	165,585	140,250
Mortgage loans	1,873,483	1,620,530
Real estate	406,987	510,489
Policy loans	1,140,656	1,016,180
Short-term	0	0
Total proceeds from investments sold and matured	7,559,126	34,829,939
Cost of investments acquired:
Fixed maturities held for sale	0	(21,024,943)
Fixed maturities matured	0	0
Equity securities	(708,281)	(17,466)
Mortgage loans	(2,410,123)	(962,365)
Real estate	(1,491,592)	(2,826,003)
Policy loans	(1,116,034)	(1,005,906)
Short-term	0	(105)
Total cost of investments acquired	(5,726,030)	(25,836,788)
Purchase of property and equipment	(93,695)	(3,000)
Net cash provided by investing activities	$ 1,739,401	$ 8,990,151

Cash flows from financing activities:
Policyholder contract deposits	2,067,942	2,248,383
Policyholder contract withdrawals	(1,361,520)	(1,922,523)
Payments on notes payable	(1,211,625)	(500,000)
Proceeds from notes payable	0	1,733,002
Purchase of stock of affiliates	(1,487,170)	(878,232)
Issuance of common stock	0	327,898
Purchase of treasury stock	(26,560)	(42,538)
Net cash provided by financing activities	$ (2,018,933)	$ 965,990

Net increase in cash and cash equivalents	(268,656)	9,012,276
Cash and cash equivalents at beginning of period	17,746,468	8,472,553
Cash and cash equivalents at end of period	$ 17,477,812	$ 17,484,829

See accompanying notes.

UTG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by UTG, Inc. (“UTG”) and its consolidated subsidiaries (“Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Although the Company believes the disclosures are adequate to make the information presented not be misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

The information furnished reflects, in the opinion of the Company, all adjustments (which include only normal and recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company’s future financial condition.

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company that owns 100% of First Southern National Bank (“FSNB”), which operates in the State of Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At March 31, 2008 Mr. Correll owns or controls directly and indirectly approximately 68% of UTG’s outstanding stock.

At March 31, 2008, consolidated subsidiaries of UTG, Inc. were as depicted on the following organizational chart.

UTG, Inc
(UTG)
20-2907892 DE
100%
Roosevelt Equity Corporation
(REC)
37-0949882 DE
100%
Universal Guaranty Life Insurance Company
(UG)
70130
31-0727974 OH
100%
Stanford Wilderness Road, LLC
(SWR)
20-3705703 KY
74%
HPG Acquisitions, LLC
(HPG)
TX
73%
100%
Cumberland Woodlands, LLC
(CW)
26-1700910 KY
ACAP Corporation
(ACAP)
25-1489730 DE
50%
RLF Lexington Properties, LLC
(Lexington)
CO
100%
American Capitol Insurance Company
(AC)
60291
74-1219404 TX
100%
100%
Imperial Plan, Inc
(Imperial Plan)
76-0293391 TX
Texas Imperial Life Insurance Company
(TI)
99449
74-2151052 TX

2.	INVESTMENTS

As of March 31, 2008 and December 31, 2007, fixed maturities and fixed maturities held for sale represented 60% and 60%, respectively, of total invested assets. As prescribed by the various state insurance department statutes and regulations, the insurance companies’ investment portfolio is required to be invested in investment grade securities to provide ample protection for policyholders. In light of these statutes and regulations, and the Company’s business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and other high quality low risk investments.  As of March 31, 2008, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders’ equity.  The investments held for sale are carried at market, with changes in market value directly charged to shareholders’ equity.  During the first quarter of 2008 management decided that the remaining fixed maturity investments categorized as held to maturity should be classified as available for sale to provide additional flexibility and liquidity.  As such, all fixed maturity investments are available for sale.

3.	NOTES PAYABLE

At March 31, 2008 and December 31, 2007, the Company had $18,702,721 and $19,914,346, respectively of long-term debt outstanding.

On December 8, 2006, UTG borrowed funds from First Tennessee Bank National Association through execution of an $18,000,000 promissory note.  The note is secured by the pledge of 100% of the common stock of UG.  The promissory note carries a variable rate of interest based on the 3 month LIBOR rate plus 180 basis points.  The initial rate was 7.15%.  Interest is payable quarterly.  Principal is payable annually beginning at the end of the second year in five installments of $3,600,000.  The loan matures on December 7, 2012.  The Company borrowed $0 and has made no payments in 2008.

In addition to the above promissory note, First Tennessee Bank National Association also provided UTG, Inc. with a $5,000,000 revolving credit note.  This note is for a one-year term and may be renewed by consent of both parties.  The credit note is to provide operating liquidity for UTG, Inc. and replaces a previous line of credit provided by Southwest Bank.  Interest bears the same terms as the above promissory note.  The collateral held on the above note also secures this credit note.  During 2008, UTG, Inc had no borrowings from the note and the Company had no outstanding balance attributable to this note.

On June 1, 2005, UG was extended a $3,300,000 line of credit from the First National Bank of Tennessee.  The LOC is for a one-year term from the date of issue.  The interest rate on the LOC is variable and indexed to be the lowest of the U.S. prime rates as published in the Wall Street Journal, with any interest rate adjustments to be made monthly.  During 2008, UG had no borrowings from the LOC and the Company had no outstanding balance attributable to this LOC.

In November 2007, the Company became a member of the FHLB.  This membership allows the Company access to additional credit up to a maximum of 50% of the total assets of UG.  To be a member of the FHLB, the Company was required to purchase shares of common stock of FHLB.  Borrowing capacity is based on 50 times each dollar of stock acquired in FHLB above the “base membership” amount.  The Company’s current LOC with the FHLB is $15,000,000.  During 2008, the Company had no borrowings from the LOC and the Company had no outstanding balance attributable to this LOC.

In January 2007, UG became a 50% owner of the newly formed RLF Lexington Properties LLC (“Lexington”). The entity was formed to hold, for investment purposes, certain investment real estate acquired. As part of the purchase price of the real estate owned by Lexington, the seller provided financing through the issuance of five promissory notes of $1,200,000 each totaling $6,000,000. The notes bear interest at the fixed rate of 5%. No payments are due under the terms of the notes until maturity of each note. The notes came due beginning on January 5, 2008, and each January 5 thereafter until 2012 when the final note is repaid.  As of March 31, 2008 the outstanding balance was $4,800,000.

On February 7, 2007, HPG Acquisitions (“HPG”), a 74% owned affiliate of the Company, borrowed funds from First National Bank of Midland, through execution of a $373,862 promissory note. The note is secured by real estate owned by the HPG. The note bears interest at a fixed rate of 5%. The first payment is due January 15, 2008. There will be 119 regular payments of $3,965 followed by one irregular last payment estimated at $32,424. At March 31, 2008, the outstanding balance on this debt was $358,272.

The consolidated scheduled principal reductions on the notes payable for the next five years are as follows:

Year	Amount
2008	$1,243,615
2009	$4,297,575
2010	$4,847,580
2011	$4,847,580
2012	$4,542,034

4.	CAPITAL STOCK TRANSACTIONS

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

The original issue price of shares at the time this program began was established at $12.00 per share.  At March 31, 2008, UTG had 109,319 shares outstanding that were issued under this program with a value of $ 15.58 per share pursuant to the above formula.

B.	Stock Repurchase Program

On June 5, 2001, the Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of up to $ 1 million of UTG's common stock.  On June 16, 2004, an additional $ 1 million was authorized for repurchasing shares.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are generally limited to a maximum per share price of $8.00.  Through April 30, 2008, UTG has spent $2,682,102 in the acquisition of 388,461 shares under this program.

C.	Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period, retroactively adjusted to give effect to all stock splits, in accordance with Statement of Financial Accounting Standards No. 128.  At March 31, 2008, diluted earnings per share were the same as basic earnings per share since the UTG had no dilutive instruments outstanding.

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

In the normal course of business the Company is involved from time to time in various legal actions and other state and federal proceedings.  There were no proceedings pending or threatened as of March 31, 2008.

6.	OTHER CASH FLOW DISCLOSURE

On a cash basis, the Company paid $531,677 and $273,270 in interest expense during the first three months of 2008 and 2007, respectively. The Company paid $446,715 and $166,401 in federal income tax during the first three months of 2008 and 2007, respectively.

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

8.	COMPREHENSIVE INCOME

		Tax
	Before-Tax	(Expense)	Net of Tax
March 31, 2008	Amount	or Benefit	Amount

Unrealized holding losses during
Period	$409,349	$(143,272)	$266,077
Less: reclassification adjustment
for losses realized in net income	31,051	10,868	20,183
Net unrealized losses	440,400	(154,140)	286,260
Change in other comprehensive income (loss)	$440,400	$(154,140)	$286,260

9.	NEW ACCOUNTING STANDARDS

The FASB also issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management is currently researching what effect if any that this statement will have on future reporting.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources.  This analysis should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.  The Company reports financial results on a consolidated basis.  The consolidated financial statements include the accounts of UTG and its subsidiaries at March 31, 2008.

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

Update on Critical Accounting Policies

In our Form 10-K for the year ended December 31, 2007, we identified the accounting policies that are critical to the understanding of our results of operations and our financial position.  They relate to deferred acquisition costs (DAC), cost of insurance acquired, assumptions and judgments utilized in determining if declines in fair values of investments are other-than-temporary, and valuation methods for investments that are not actively traded.

We believe that these policies were applied in a consistent manner during the first three months of 2008.

Results of Operations

(a)	Revenues

The Company experienced a decrease of approximately $(1,049,000) in premiums and policy fee revenues, net of reinsurance premiums and policy fees, when comparing the first three months of 2008 to the same period in 2007.  The Company currently writes little new business.  Unless the Company acquires a block of in-force business management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience.

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

Net investment income increased approximately 7% when comparing the first three months of 2008 to the same period in 2007.  This increase in primarily related to the significant increase in dividend paying equity securities and mortgage loans compared to a year ago.  Together these investments comprised 23% of invested assets as of March 31, 2008 compared to 14% a year ago; an increase of approximately $30,440,000.  Management anticipates a decline in investment income in coming periods as a result of recent declines in interest rates in the marketplace.  Interest earned on cash balances will have an immediate impact on the Company with continued pressure on reinvestment rates of current investments as they mature.

The Company continues to leverage its affiliation with FSNB through the investment in mortgage loans.  This has allowed the Company to obtain higher yields than available in the bond market, lengthen the overall portfolio average life and still maintain a conservative investment portfolio.  A portion of the mortgage loan portfolio contains floating interest rates.  With the current state of the U.S. economy and general interest rate cuts in early 2008, management anticipates yields of its floating rate investments to decline during 2008.

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

The Company had realized investment gains of $20,183 in the first three months of 2008 compared to net realized investment losses of $(315,758) for the same period in 2007.  The realized gains in 2008 are investment gains on bonds.  In 2007, the net realized losses primarily originated from the liquidation of certain debt securities in anticipation of the completion of a real estate investment opportunity.

Other income has remained consistent over the periods presented.  Other income primarily represents revenues received relating to the performance of administrative work as a TPA for unaffiliated life insurance companies.  The Company receives monthly fees based on policy in force counts and certain other activity indicators such as number of policies issued.  The Company has not had any substantial change in its TPA client base or activity related fees of existing clients during the periods presented in the financial statements.  Management remains committed to the pursuit of additional TPA clients and believes this area continues to show potential for growth.

(b)	Expenses

Life benefits, claims and settlement expenses net of reinsurance benefits and claims, decreased approximately 13% in the first three months of 2008 compared to the same period in 2007.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.  Overall, reserves continue to increase on in-force policies as the average age of the insured increases.

Commissions and amortization of deferred policy acquisition costs decreased 118%, or approximately $249,000, for the first three months of 2008 compared to the same period in 2007.  AC and TI reinsurance agreements in place with outside companies that drive the majority of this number.  Another significant factor in the continuing decrease is attributable to the Company paying fewer commissions since the Company writes very little new business and renewal premiums on existing business continue to decline.  Most of the Company’s agent agreements contained vesting provisions, which provide for continued compensation payments to agents upon their termination subject to certain minimums and often limited to a specific period of time.  Another factor of the decrease is attributable to normal amortization of the deferred policy acquisition costs asset.  The Company reviews the recoverability of the asset based on current trends and known events compared to the assumptions used in the establishment of the original asset.  No impairments were recorded in any of the periods presented.

Operating expenses decreased 4% in the first three months of 2008 compared to the same period in 2007.  The Company continually monitors expenditures looking for savings opportunities.  Management places significant emphasis on expense monitoring and cost containment.  Maintaining administrative efficiencies directly impacts net income.

(c)	Net income

The Company had a net loss of $(140,552) in the first three months of 2008 compared to a net loss of $(832,465) for the same period in 2007.  The improvement over the same period last year is mainly attributable to improved investment income and a decrease in mortality experience.

Financial Condition

Total shareholders’ equity increased approximately $119,000 as of March 31, 2008 compared to December 31, 2007.  The increase is attributable to an increase in the market value of the Company’s fixed maturity investments that was included in the accumulated other comprehensive income.

Investments represent approximately 72% and 71% of total assets at March 31, 2008 and December 31, 2007, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company’s investment portfolio is invested in high quality, low risk investments.

As of March 31, 2008, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments held for sale".  Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.

Liquidity and Capital Resources

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and debt reduction.  Cash and cash equivalents as a percentage of total assets were approximately 4% and 4% as of March 31, 2008, and December 31, 2007, respectively.  Fixed maturities as a percentage of total assets were approximately 43% and 43% as of March 31, 2008 and December 31, 2007, respectively.

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

Net cash provided by (used in) operating activities was $10,876 and $(943,865) for the three months ending March 31, 2008 and 2007, respectively.

Net cash provided by investing activities was $1,739,401 and $8,990,151 for the three-month periods ending March 31, 2008 and 2007, respectively.  The most significant aspects of cash provided by investing activities are the sale or maturity of debt securities.  During the current quarter, the Company had proceeds of $3,972,415 from debt securities, which included $20,183 of realized gains.  Fixed maturities of $31,482,161 were sold in the first three months of 2007 for a net loss of $491,407.  In addition, the Company purchased $0 and $21,024,943 of fixed maturities in 2008 and 2007, respectively.

Net cash provided by (used in) financing activities was $(2,018,933) and $965,990 for the three month periods ending March 31, 2008 and 2007, respectively.  Policyholder contract deposits decreased approximately 8% in the first three months of 2008 compared to the same period in 2007.  Policyholder contract withdrawals decreased approximately 29% in the first three months of 2008 compared to the same period in 2007.

At March 31, 2008, the Company had $18,702,721 of long-term debt outstanding.  At March 31, 2007, the Company had $24,223,083 of debt outstanding.  The debt in mainly attributable to the acquisition of Acap at the end of 2006.

UTG is a holding company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the company in good standing with states in which it does business, and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on management fees received from its insurance subsidiaries, stockholder dividends from its subsidiaries and earnings received on cash balances.  At March 31, 2008, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries.  The Company's insurance subsidiaries have maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.  No dividends were paid to shareholders in 2007 or the first three months of 2008.

UG is an Ohio domiciled insurance company, which requires five days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory earnings or b) 10% of statutory capital and surplus.  At December 31, 2007 UG statutory shareholders' equity was $30,130,717.  At December 31, 2007, UG statutory net income was $4,661,648.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  There were no dividends paid during 2008.

AC and TI are Texas domiciled insurance companies, which requires eleven days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory earnings or b) 10% of statutory capital and surplus.  At December 31, 2007 AC and TI statutory shareholders' equity was $8,165,775 and $2,432,191, respectively.  At December 31, 2007, AC and TI statutory net income was $999,329 and $289,642, respectively.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  There were no dividends paid during 2008.

Management believes the overall sources of liquidity available will be sufficient to satisfy the Company’s financial obligations.

Accounting Developments

The FASB also issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management is currently researching what effect if any that this statement will have on future reporting.

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

Interest rate risk

The Company’s exposure to interest rate changes results from a significant holding of fixed maturity investments and mortgage loans on real estate, all of which comprised approximately 74% of the investment portfolio as of March 31, 2008.  These investments are mainly exposed to changes in treasury rates.  The fixed maturities investments include U.S. government bonds, securities issued by government agencies, mortgage-backed bonds and corporate bonds.  Approximately 65% of the fixed maturities we owned at March 31, 2008 are instruments of the United States government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government.

To manage interest rate risk, the Company performs periodic projections of asset and liability cash flows to evaluate the potential sensitivity of the investments and liabilities.  Management assesses interest rate sensitivity with respect to the available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward 100-basis point shifts in the prevailing interest rates.  The following tables set forth the potential amount of unrealized gains (losses) that could be caused by 100-basis point upward and downward shifts on the available-for-sale fixed maturities investments as of March 31, 2008:

Decreases in Interest Rates		Increases in Interest Rates
200 Basis Points	100 Basis Points	100 Basis Points	200 Basis Points	300 Basis Points
$ 17,578,000	$ 11,262,000	$ (7,704,000)	$ (16,910,000)	$ (25,370,000)

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

There are no fixed maturities or other investments that management classifies as trading instruments.  At March 31, 2008 and December 31, 2007, there were no investments in derivative instruments.

The Company had no capital lease obligations, material operating lease obligations or purchase obligations outstanding as of March 31, 2008.

The Company currently has $18,702,721 debt outstanding.

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

REPORTS ON FORM 8-K

The Company filed a Form 8-K on March 25, 2008 relating to other information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTG, INC.
(Registrant)

Date:	May 12, 2008	By	/s/ James P. Rousey
James P. Rousey
President, and Director

Date:	May 12, 2008	By	/s/ Theodore C. Miller
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