Form 10-Q
period 2008-06-30
UTG INC
filed 2008-08-14
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company.	Yes [ ]	No [X]

The number of shares outstanding of the registrant’s common stock as of August 1, 2008, was 3,842,062.

UTG, INC. AND SUBSIDIARIES
(The “Company”)

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION ……………………......………………………………………………....................................................…...........................…...	3
ITEM 1. FINANCIAL STATEMENTS ………………………………………………..……..............................................................................…………...................………	3
Consolidated Balance Sheets of June 30, 2008 and December 31, 2007. ………...................……………………………....................................................................	3
Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007................................................................................................	4
Consolidated Statement of Changes in Shareholder’s Equity and Comprehensive Income
For the six months ended June 30, 2008.............................................................…………..……………………………………………………............................................	5
Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007............................................................................................….................	6
Notes to Consolidated Financial Statements..............................................................................................................................................................................................….	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS...	15
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................................................................................……..….	20
ITEM 4. CONTROLS AND PROCEDURES....................................................................................................................................................................................................…..	21
PART II. OTHER INFORMATION..............................................................................................................................................……...................................................……..	22
ITEM 1. LEGAL PROCEEDINGS................................…………………………………………………………………..............................................................................….	22
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..........................................................................................................……….	22
ITEM 3. DEFAULTS UPON SENIOR SECURITIES..............................................................................………………….............................……………………...….……	22
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................................................................……………..………...	22
ITEM 5. OTHER INFORMATION.................…………………………………...........................................................................................……………………..…………..	22
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..........................................................….......................................……………………………………………………..	23
SIGNATURES...	24
EXHIBIT INDEX...	25

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

UTG, Inc.
AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
ASSETS	2008	2007*

Investments:
Fixed maturities at amortized cost
(market $0 and $6,330,036)	$0	$6,006,846
Investments held for sale:
Fixed maturities, at market (cost $200,599,948 and $196,942,774)	198,484,986	197,974,206
Equity securities, at market (cost $28,345,875 and $26,882,875)	32,090,921	32,678,592
Mortgage loans on real estate at amortized cost	47,628,719	45,602,147
Investment real estate, at cost, net of accumulated depreciation	40,218,215	39,154,175
Policy loans	15,283,410	15,643,238
Short-term investments	933,967	933,967
	334,640,218	337,993,171

Cash and cash equivalents	12,974,520	17,746,468
Securities of affiliate	4,000,000	4,000,000
Accrued investment income	2,672,713	2,485,594
Reinsurance receivables:
Future policy benefits	72,128,331	73,450,212
Policy claims and other benefits	4,577,512	4,657,663
Cost of insurance acquired	26,331,488	28,337,021
Deferred policy acquisition costs	926,054	1,009,528
F.I.T. Recoverable	134,944	0
Property and equipment, net of accumulated depreciation	1,694,921	1,752,199
Other assets	415,317	2,222,898
Total assets	$460,496,018	$473,654,754

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits	$343,365,453	$346,076,921
Policy claims and benefits payable	3,784,797	3,198,166
Other policyholder funds	963,376	1,000,216
Dividend and endowment accumulations	14,078,818	14,039,241
Income taxes payable, current	0	450,626
Deferred income taxes	14,442,997	16,502,035
Notes payable	17,690,825	19,914,346
Other liabilities	8,595,628	9,486,971
Total liabilities	402,921,894	410,668,522
Minority interests in consolidated subsidiaries	12,555,396	14,231,707

Shareholders' equity:
Common stock - no par value, stated value $.001 per share
Authorized 7,000,000 shares - 3,842,062 and 3,849,533 shares issued
after deducting treasury shares of 392,284 and 384,813	3,842	3,849
Additional paid-in capital	42,007,469	42,067,229
Retained earnings	1,819,262	2,374,990
Accumulated other comprehensive income	1,188,155	4,308,457
Total shareholders' equity	45,018,728	48,754,525
Total liabilities and shareholders' equity	$460,496,018	$473,654,754

* Balance sheet audited at December 31, 2007.
See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Revenues:

Premiums and policy fees	$6,176,981	$5,911,103	11,572,476	$12,069,522
Reinsurance premiums and policy fees	(1,023,832)	(1,397,820)	(2,492,148)	(2,579,736)
Net investment income	4,070,042	4,471,452	8,675,676	8,758,377
Realized investment gains, net	58,700	1,946,270	78,883	1,630,512
Other income	504,397	536,076	1,008,796	1,062,749
	9,786,288	11,467,081	18,843,683	20,941,424

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life	8,169,891	6,869,672	14,766,078	14,291,763
Reinsurance benefits and claims	(1,049,449)	(926,460)	(1,779,412)	(1,641,737)
Annuity	479,477	294,019	563,671	579,697
Dividends to policyholders	294,418	317,178	594,647	656,878
Commissions and amortization of deferred
policy acquisition costs	(351,680)	(582,792)	(811,051)	(793,149)
Amortization of cost of insurance acquired	1,001,614	1,133,630	2,005,533	2,286,681
Operating expenses	1,840,864	2,052,800	3,875,091	4,168,806
Interest expense	215,300	452,501	503,853	731,651
	10,600,435	9,610,548	19,718,410	20,280,590

Income (loss) before income taxes, minority interest
and equity in earnings of investees	(814,147)	1,856,533	(874,727)	660,834

Income tax (expense) credit	243,706	(288,815)	178,154	(139,046)
Minority interest in loss of
consolidated subsidiaries	155,265	102,968	140,845	316,403

Net income (loss)	$(415,176)	$1,670,686	(555,728)	$838,191

Basic income (loss) per share from continuing
operations and net income (loss)	$(0.11)	$0.43	(0.14)	$0.22

Diluted loss per share from continuing
operations and net income (loss)	$(0.11)	$0.43	(0.14)	$0.22

Basic weighted average shares outstanding	3,844,844	3,857,099	3,846,444	3,852,876

Diluted weighted average shares outstanding	3,844,844	3,857,099	3,846,444	3,852,876
See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income
June 30, 2008 (Unaudited)

Six Months Ended
Common stock	June 30, 2008
Balance, beginning of year	$3,849
Issued during year	0
Purchase treasury shares	(7)
Balance, end of period	3,842

Additional paid-in capital
Balance, beginning of year	42,067,229
Issued during year	0
Purchase treasury shares	(59,760)
Balance, end of period	42,007,469

Retained Earnings
Balance, beginning of year	2,374,990
Net loss	(555,728)
Balance, end of period	1,819,262

Accumulated other comprehensive income
Balance, beginning of year	4,308,457
Other comprehensive income
Unrealized holding losses on securities
net of minority interest,
reclassification adjustment and taxes	(3,120,302)

Balance, end of period	1,188,155

Total shareholders' equity, end of period	$45,018,728

Comprehensive income
Net loss	$(555,728)
Unrealized holding losses on securities
net of minority interest,
reclassification adjustment and taxes	(3,120,302)

Total comprehensive income	$(3,676,030)
See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2008	2007
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income (loss)	$ (555,728)	$ 838,221
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Amortization/accretion of fixed maturities	159,841	(577,988)
Realized investment gains	(78,883)	(3,256,483)
Amortization of deferred policy acquisition costs	83,474	71,180
Amortization of cost of insurance acquired	2,005,533	2,475,103
Depreciation	636,563	280,216
Minority interest	(140,845)	(316,403)
Change in accrued investment income	(187,119)	268,464
Change in reinsurance receivables	1,402,032	(1,151,492)
Change in policy liabilities and accruals	(715,047)	(1,520,198)
Charges for mortality and administration of
universal life and annuity products	(4,279,657)	(4,390,186)
Interest credited to account balances	2,538,508	2,609,321
Change in income taxes receivable/payable	(585,570)	2,243,276
Change in other assets and liabilities, net	958,973	2,308,359
Net cash provided by (used in) operating activities	1,242,075	(118,610)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities held for sale	11,971,456	43,759,591
Fixed maturities matured	0	1,465,713
Equity securities	1,333,690	140,250
Mortgage loans	3,192,239	4,220,463
Real estate	406,987	21,806,449
Policy loans	2,587,737	2,415,187
Short-term	0	52,195
Total proceeds from investments sold and matured	19,492,109	73,859,848
Cost of investments acquired:
Fixed maturities held for sale	(9,702,740)	(24,773,336)
Fixed maturities matured	0	(1,319,429)
Equity securities	(2,797,248)	(1,056,079)
Mortgage loans	(5,218,811)	(9,395,874)
Real estate	(2,050,311)	(42,344,110)
Policy loans	(2,227,910)	(2,444,255)
Short-term	0	0
Total cost of investments acquired	(21,997,020)	(81,333,083)
Purchase of property and equipment	(72,750)	(105,925)
Sale of property and equipment	0	1,152,359
Net cash used in investing activities	(2,577,661)	(6,426,801)

Cash flows from financing activities:
Policyholder contract deposits	3,865,509	4,097,809
Policyholder contract withdrawals	(3,531,413)	(4,075,023)
Payments on notes payable	(2,223,521)	(12,239,803)
Proceeds from notes payable	0	10,869,152
Cash contributed by minority	0	20,465,047
Sale of subsidiary with minority interest	0	(6,343,808)
Purchase of minority interest in consolidated subsidiary	0	(3,195,419)
Issuance of common stock	0	327,898
Purchase of stock of affiliates	(1,487,170)	(1,164,612)
Purchase of treasury stock	(59,767)	(95,944)
Net cash provided by (used in) financing activities	(3,436,362)	8,645,297

Net increase (decrease) in cash and cash equivalents	(4,771,948)	2,099,886
Cash and cash equivalents at beginning of period	17,746,468	8,472,553
Cash and cash equivalents at end of period	$ 12,974,520	$ 10,572,439
See accompanying notes.

UTG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company that owns 100% of First Southern National Bank (“FSNB”), which operates in the State of Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At June 30, 2008 Mr. Correll owns or controls directly and indirectly approximately 68% of UTG’s outstanding stock.

At June 30, 2008, consolidated subsidiaries of UTG, Inc. were as depicted on the following organizational chart.

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

As of June 30, 2008 and December 31, 2007, fixed maturities and fixed maturities held for sale represented 59% and 60%, respectively, of total invested assets.  As prescribed by the various state insurance department statutes and regulations, the insurance companies’ investment portfolio is required to be invested in investment grade securities to provide ample protection for policyholders. In light of these statutes and regulations, and the Company’s business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and other high quality low risk investments.  As of June 30, 2008, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  The investments held for sale are carried at market, with changes in market value directly charged to shareholders’ equity.  During the first quarter of 2008 management decided that the remaining fixed maturity investments categorized as held to maturity should be classified as available for sale to provide additional flexibility and liquidity.  As such, all fixed maturity investments are available for sale.

3.	NOTES PAYABLE

At June 30, 2008 and December 31, 2007, the Company had $17,690,825 and $19,914,346, respectively of long-term debt outstanding.

On December 8, 2006, UTG borrowed funds from First Tennessee Bank National Association through execution of an $18,000,000 promissory note.  The note is secured by the pledge of 100% of the common stock of UG.  The promissory note carries a variable rate of interest based on the 3 month LIBOR rate plus 180 basis points.  The initial rate was 7.15%.  Interest is payable quarterly.  Principal is payable annually beginning at the end of the second year in five installments of $3,600,000.  The loan matures on December 7, 2012.  The Company borrowed $0 and has made $1,000,000 in principal payments in 2008.

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

In January 2007, UG became a 50% owner of the newly formed RLF Lexington Properties LLC (“Lexington”). The entity was formed to hold, for investment purposes, certain investment real estate acquired. As part of the purchase price of the real estate owned by Lexington, the seller provided financing through the issuance of five promissory notes of $1,200,000 each totaling $6,000,000. The notes bear interest at the fixed rate of 5%. No payments are due under the terms of the notes until maturity of each note. The notes came due beginning on January 5, 2008, and each January 5 thereafter until 2012 when the final note is repaid.  As of June 30, 2008 the outstanding balance was $4,800,000.

On February 7, 2007, HPG Acquisitions (“HPG”), a 74% owned affiliate of the Company, borrowed funds from First National Bank of Midland, through execution of a $373,862 promissory note. The note is secured by real estate owned by HPG. The note bears interest at a fixed rate of 5%. The first payment is due January 15, 2008. There will be 119 regular payments of $3,965 followed by one irregular last payment estimated at $32,424. At June 30, 2008, the outstanding balance on this debt was $346,376.

The consolidated scheduled principal reductions on the notes payable for the next five years are as follows:

Year	Amount
2008	$13,814
2009	$3,278,678
2010	$4,830,151
2011	$4,831,694
2012	$4,527,768
2013	$35,020

4.	CAPITAL STOCK TRANSACTIONS

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

The original issue price of shares at the time this program began was established at $12.00 per share.  At June 30, 2008, UTG had 109,319 shares outstanding that were issued under this program with a value of $ 15.60 per share pursuant to the above formula.

B.	Stock Repurchase Program

On June 5, 2001, the Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of up to $ 1 million of UTG's common stock.  On June 16, 2004, an additional $ 1 million was authorized for repurchasing shares.  On April 18, 2006, an additional $1 million was authorized for repurchasing shares.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are generally limited to a maximum per share price of $8.00.  Through July 31, 2008, UTG has spent $2,731,446 in the acquisition of 394,629 shares under this program.

C.	Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period, retroactively adjusted to give effect to all stock splits, in accordance with Statement of Financial Accounting Standards No. 128.  At June 30, 2008, diluted earnings per share were the same as basic earnings per share since the UTG had no dilutive instruments outstanding.

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

On a cash basis, the Company paid $521,317 and $710,323 in interest expense during the first six months of 2008 and 2007, respectively.  The Company paid $649,502 and $232,189 in federal income tax during the first six months of 2008 and 2007, respectively.

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

8.	COMPREHENSIVE INCOME

		Tax
	Before-Tax	(Expense)	Net of Tax
June 30, 2008	Amount	or Benefit	Amount

Unrealized holding losses during
Period	$(4,921,823)	$1,722,638	$(3,199,185)
Less: reclassification adjustment
for losses realized in net income	121,358	(42,475)	78,883
Net unrealized losses	(4,800,465)	1,680,163	(3,120,302)
Change in other comprehensive income (loss)	$(4,800,465)	$1,680,163	$(3,120,302)

9.	FAIR VALUE MEASUREMENTS
Effective January 1, 2008, the Company adopted SFAS 157 which requires enhanced disclosures of assets and liabilities carried at fair value. SFAS 157 established a hierarchal disclosure framework based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.  SFAS 157 defines the input levels as follows:

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2 - Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2008.

	Level 1	Level 2	Level 3	Total
Assets
Fixed Maturities, available for sale	198,484,986			198,484,986
Equity Securities, available for sale	23,871,487		8,219,434	32,090,921
Mortgage Loans		48,028,494		48,028,494
Investment Real Estate			45,121,463	45,121,463
Policy Loans			15,283,410	15,283,410
Short Term Investments			933,967	933,967
Cash and cash equivalents	12,974,520			12,974,520

Total Assets	$235,330,993	$48,028,494	$69,558,274	$352,917,761

10.	NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”) issued Statement No. 163, Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60 Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, Management has determined that this Statement will not result in a change to current practice, since the Company does not issue Financial Guaranty contracts.

The FASB also issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days after the SEC’s approval. Management has determined that this Statement will not result in a change to current practice.

The FASB also issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management has determined that this Statement will not result in a change to current practice, since the Company does not invest in derivative instruments or hedging activities.

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

The FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.  The Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The implementation of this Statement had no effect on the Company.

The FASB issued Statement No. 157, Fair Value Measurements. The Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. Adoption of SFAS 157 did not have a material impact on the consolidated financial position, results from operation, or cash flow of the Company

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources.  This analysis should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.  The Company reports financial results on a consolidated basis.  The consolidated financial statements include the accounts of UTG and its subsidiaries at June 30, 2008.

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

We believe that these policies were applied in a consistent manner during the first six months of 2008.

Results of Operations

(a)	Revenues

The Company experienced a decrease of approximately $(409,000) in premiums and policy fee revenues, net of reinsurance premiums and policy fees, when comparing the first six months of 2008 to the same period in 2007 and an increase of approximately $640,000 for the second quarter comparison.  The increase primarily relates to the timing of reinsurance premiums paid during the quarter and the termination of TI’s reinsurance agreement in April.  The Company currently writes little new business.  Unless the Company acquires a block of in-force business management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience.

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

The Company has introduced new and updated products in recent periods including the First Annuity, Kid Kare, Full Circle Term and Sentinel Term.  Management is currently exploring the feasibility of marketing certain products through its affiliated bank, First Southern National Bank.  It is anticipated such marketing efforts would include products such as the new term products and an annuity product.  Sales would be supported through the use of the web with Company personnel providing the prospective customer support.  Final details have not been completely worked out yet, but launch of this program is anticipated sometime during late 2008 or early 2009.  Management anticipates insignificant sales under this program initially. Currently the Company has no other plans to increase marketing efforts.  New product development is anticipated to be utilized in conservation efforts and sales to existing customers.  Such sales are not expected to be material.

Net investment income decreased approximately 1% when comparing the first six months of 2008 to the same period in 2007 and decreased approximately 9% in comparing second quarter results.  This decrease is primarily related to the Company holding fewer fixed maturity investments and carrying cash balances earning lower rates of interest compared to a year ago.  An increase in mortgage loan interest and dividends from oil and gas investments helped offset the decline.  Management anticipates a decline in investment income in coming periods as a result of recent declines in interest rates in the marketplace.  Interest earned on cash balances will have an immediate impact on the Company with continued pressure on reinvestment rates of current investments as they mature.

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

The Company had realized investment gains of $78,883 in the first six months of 2008 compared to net realized investment gains of $1,630,512 for the same period in 2007.  The realized gains in 2008 are investment gains on bonds.  In 2007, the net realized gains were primarily originated from the sale of a real estate holding.

During July, after Management’s review of the Company’s investment portfolio, it was determined to be in the best long term interest of the Company to liquidate certain bond and stock investments.  Realized losses of approximately $(2,754,000) and $(235,000) on common stocks and bonds, respectively, were incurred and will be reported in the third quarter financial results.  The stock holdings sold were all publicly traded bank stocks owned by the Company.  Financial institution stocks in general have experienced a significant decline during the first half of 2008 due to current economic conditions and concerns relating to historic lending practices including sub-prime mortgage loans.

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

Life benefits, claims and settlement expenses net of reinsurance benefits and claims, increased approximately 3% in the first six months of 2008 compared to the same period in 2007 and increased approximately 20% during the second quarter comparison.  Mortality experience was approximately $1,028,000 higher during the second quarter compared to a year ago.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.  Overall, reserves continue to increase on in-force policies as the average age of the insured increases.

Commissions and amortization of deferred policy acquisition costs decreased approximately 2% for the first six months of 2008 compared to the same period in 2007 and increased approximately 40% during the second quarter.  AC and TI reinsurance agreements that are in place with outside companies drive the majority of this number.  TI’s reinsurance agreement terminated in April of this year affecting the increase during the quarter.  Another significant factor in the continuing decrease is attributable to the Company paying fewer commissions since the Company writes very little new business and renewal premiums on existing business continue to decline.  Most of the Company’s agent agreements contained vesting provisions, which provide for continued compensation payments to agents upon their termination subject to certain minimums and often limited to a specific period of time.  Another factor of the decrease is attributable to normal amortization of the deferred policy acquisition costs asset.  The Company reviews the recoverability of the asset based on current trends and known events compared to the assumptions used in the establishment of the original asset.  No impairments were recorded in any of the periods presented.

Operating expenses decreased 7% in the first six months of 2008 compared to the same period in 2007 and decreased approximately 10% during the second quarter.  The Company continually monitors expenditures looking for savings opportunities.  Management places significant emphasis on expense monitoring and cost containment.  Maintaining administrative efficiencies directly impacts net income.

(c)	Net income

The Company had a net loss of $(555,728) in the first six months of 2008 compared to a net gain of $838,191 for the same period in 2007.  The decrease over the same period last year is mainly attributable to substantially lower realized investment gains.  The Company had a net loss of $(415,176) during the current quarter compared to a net gain of $1,670,686 for the same period in 2007.  The decrease over the same period last year is also mainly attributable to substantially lower realized investment gains.

Financial Condition

Total shareholders’ equity decreased approximately $3,736,000 as of June 30, 2008 compared to December 31, 2007.  The decrease is primarily attributable to a decrease in the market value of the Company’s equity and fixed maturity investments that was included in the accumulated other comprehensive income.

Investments represent approximately 73% and 71% of total assets at June 30, 2008 and December 31, 2007, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company’s investment portfolio is invested in high quality, low risk investments.

As of June 30, 2008, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments held for sale".  Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.

Liquidity and Capital Resources

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and debt service.  Cash and cash equivalents as a percentage of total assets were approximately 3% and 4% as of June 30, 2008, and December 31, 2007, respectively.  Fixed maturities as a percentage of total assets were approximately 43% and 43% as of June 30, 2008 and December 31, 2007, respectively.

Sub-prime mortgage lending has received significant attention.  Default rates have risen sharply on these loans causing a negative impact in the economy in general.  As of June 30, 2008, the Company held investments in certain financial institution common stocks and bonds whose market values have declined as a result of these factors and have impacted the Company through unrealized investment losses.

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

Net cash provided by (used in) operating activities was $1,242,075 and $(118,610) for the six months ending June 30, 2008 and 2007, respectively.

Net cash used in investing activities was $(2,577,661) and $(6,426,801) for the six month periods ending June 30, 2008 and 2007, respectively.  The most significant aspects of cash used in investing activities are the fixed maturity transactions.  The Company had fixed maturities in the amount of $11,971,456 and $43,759,591 that sold and matured in the first six months of 2008 and 2007, respectively.  In addition, the Company purchased $9,702,740 and $26,092,765 of fixed maturities in 2008 and 2007, respectively.  Also during 2008, the Company increased its equity and mortgage loan investments.

Net cash provided by (used in) financing activities was $(3,436,362) and $8,645,297 for the six month periods ending June 30, 2008 and 2007, respectively.  Policyholder contract deposits decreased approximately 6% in the first six months of 2008 compared to the same period in 2007.  Policyholder contract withdrawals decreased approximately 13% in the first six months of 2008 compared to the same period in 2007.  Payments of $2,223,521 were also a significant factor in cash used in financing activities.

On June 30, 2008, the Company made a $1,000,000 principal reduction payment on debt outstanding.  The Company remains ahead of schedule on debt repayment.  At June 30, 2008, the Company had $17,690,825 of long-term debt outstanding.  The debt is mainly attributable to the acquisition of Acap at the end of 2006.

UTG is a holding company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the company in good standing with states in which it does business, and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on management fees received from its insurance subsidiaries, stockholder dividends from its subsidiaries and earnings received on cash balances.  At June 30, 2008, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries.  The Company's insurance subsidiaries have maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.  No dividends were paid to shareholders in 2007 or the first six months of 2008.

UG is an Ohio domiciled insurance company, which requires five days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory earnings or b) 10% of statutory capital and surplus.  At December 31, 2007 UG statutory shareholders' equity was $30,130,717.  At December 31, 2007, UG statutory net income was $4,661,648.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid dividends to the Company in the amount of $1,000,000 during 2008.

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

Accounting Developments

The Financial Accounting Standards Board (“FASB”) issued Statement No. 163, Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60 Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, Management has determined that this Statement will not result in a change to current practice, since the Company does not issue Financial Guaranty contracts.

The FASB also issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days after the SEC’s approval. Management has determined that this Statement will not result in a change to current practice.

The FASB also issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management has determined that this Statement will not result in a change to current practice, since the Company does not invest in derivative instruments or hedging activities.

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

The Financial Accounting Standards Board (“FASB”) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.  The Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The implementation of this Statement had no effect on the Company.

The FASB issued Statement No. 157, Fair Value Measurements. The Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. Adoption of SFAS 157 did not have a material impact on the consolidated financial position, results from operation, or cash flow of the Company

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Interest rate risk

The Company’s exposure to interest rate changes results from a significant holding of fixed maturity investments and mortgage loans on real estate, all of which comprised approximately 74% of the investment portfolio as of June 30, 2008.  These investments are mainly exposed to changes in treasury rates.  The fixed maturities investments include U.S. government bonds, securities issued by government agencies, mortgage-backed bonds and corporate bonds.  Approximately 68% of the fixed maturities we owned at June 30, 2008 are instruments of the United States government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government.

To manage interest rate risk, the Company performs periodic projections of asset and liability cash flows to evaluate the potential sensitivity of the investments and liabilities.  Management assesses interest rate sensitivity with respect to the available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward 100-basis point shifts in the prevailing interest rates.  The following tables set forth the potential amount of unrealized gains (losses) that could be caused by 100-basis point upward and downward shifts on the available-for-sale fixed maturities investments as of June 30, 2008:

Decreases in Interest Rates		Increases in Interest Rates
200 Basis Points	100 Basis Points	100 Basis Points	200 Basis Points
$ 15,345,000	$ 7,929,000	$ (11,258,000)	$ (20,141,000)

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

There are no fixed maturities or other investments that management classifies as trading instruments.  At June 30, 2008 and December 31, 2007, there were no investments in derivative instruments.

The Company had no capital lease obligations, material operating lease obligations or purchase obligations outstanding as of June 30, 2008.

The Company currently has $17,690,825 debt outstanding.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Not applicable at this time.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

NONE

ITEM 1A.  RISK FACTORS.

NONE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Shareholders held on June 18, 2008, the following matters were submitted to the shareholders of UTG and voted on as indicated:

1.	To elect ten directors to serve for a term of one year and until their successors are elected and qualified:

DIRECTOR	FOR	WITHHELD	AGAINST
John S. Albin	2,860,257	731	8,163
Randall L. Attkisson	2,860,132	304	8,715
Joseph A. Brinck II	2,858,148	142	10,861
Jesse T. Correll	2,859,770	750	8,631
Ward F. Correll	2,856,819	1387	10,945
Thomas F. Darden II	2,860,868	120	8,163
Howard L. Dayton Jr.	2,860,642	262	8,247
Peter L Ochs	2,858,028	262	10,861
William W. Perry	2,860,868	120	8,163
James P. Rousey	2,860,258	262	8,631

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

UTG, INC.
(Registrant)

Date:	August 13, 2008	By	/s/ James P. Rousey
James P. Rousey
President, and Director

Date:	August 13, 2008	By	/s/ Theodore C. Miller
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