Form 10-K/A
period 2007-12-31
UTG INC
filed 2008-09-24
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A-1
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________

Commission File Number 0-16867

UTG, INC.
(Exact name of registrant as specified in its charter)
Delaware		20-2907892
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

5250 South Sixth Street, Springfield, IL	62703
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (217) 241-6300

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

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

Documents incorporated by reference:  None

                       UTG, INC.
FORM 10-K/A-1
YEAR ENDED DECEMBER 31, 2007

This document is intended to amend certain information contained in the original Form 10K filing as of December 31, 2007 of the Company.  The items amended are outlined below.

TABLE OF CONTENTS

PART II
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Financial Condition (a) Assets
Independent Auditors Consent
ITEM 8. Financial Statements and Supplementary Data Note 1. Organization and Summary of Significant Accounting Policies A. Organization
ITEM 8. Financial Statements and Supplementary Data Note 3. Income Taxes
PART IV
ITEM 15. Exhibits, Financial Statements Schedules and Reports on Form 8-K
Exhibit 31.1
Exhibit 31.2

CONSENT OF BROWN SMITH WALLACE LLC
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

As independent registered public accountants, we hereby consent to the incorporation of our report dated March 25, 2008, except with respect to the matters discussed in Note 1 and Note 3, as to which the date is September 22, 2008, on the consolidated financial statements of UTG, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2007 and 2006, and for each of the three years ended December 31, 2007, 2006, and 2005, included in this Annual Report on Form 10-K/A-1.

/s/ Brown Smith Wallace, LLC
St. Louis, Missouri
September 22, 2008

This amendment is intended to replace in its entirety section (a) Assets under Financial Condition of Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

At December 31, 2007, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets,  shareholders' equity or results of operations.  The Company has identified securities it may sell and classified them as "investments held for sale".  Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity. To provide additional flexibility and liquidity, the Company has categorized almost all fixed maturity investments acquired in recent periods as available for sale.

At December 31, 2007, the Company held fixed maturity securities with a carrying value of $1,548,049 that were guaranteed by four different third parties.  The Standard and Poor’s credit ratings ranged from AAA to AA- with and without the guarantees.  The Company had no significant concentration in a guarantor either directly or indirectly as of December 31, 2007.

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

This amendment is intended to replace in its entirety section A. Organization of  Note 1. Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

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
51%
RLF Lexington Properties, LLC
(Lexington)
CO
100%
American Capitol Insurance Company
(AC)
60291
74-1219404 TX
100%
100%
Imperial Plan, Inc
(Imperial Plan)
76-0293391 TX
Texas Imperial Life Insurance Company
(TI)
99449
74-2151052 TX

This amendment is intended to replace in its entirety Note 3. Income Taxes of the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The valuation allowance against deferred taxes is a sensitive accounting estimate.  The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” which prescribes the liability method of accounting for deferred income taxes.  Under the liability method, companies establish a deferred tax liability or asset for the future tax effects of temporary differences between book and tax basis of assets and liabilities.

At December 31, 2007 and 2006, respectively, the Company had gross deferred tax assets of $2,818,386 and $3,703,704 net of valuation allowances of $404,872 and $0, and gross deferred tax liabilities of $19,320,421 and $20,183,772, resulting from temporary differences primarily related to the life insurance subsidiaries.  The valuation allowance in the current period was from ACAP and its consolidated subsidiaries that for tax purposes generated a net operating loss during 2007 of $1,156,777.  The Company established a deferred tax asset of $404,872 relating to this operating loss carryforward and has established an offsetting allowance of $404,872.  The allowance was established as a result of uncertainty in the Company’s ability to utilize the loss carryforward which is dependent on generating sufficient taxable income prior to expiration of the loss carry forward.  The Company has not experienced any reductions of deferred tax assets due to the lapse of applicable statute of limitations. The 2007 net operating loss expires in 2027.

The Company does not have any unrecognized tax benefits resulting from tax positions taken that is believed by management to be potentially challenged and disallowed by taxing authorities.

The Company classifies interest and penalties on underpayment of income taxes as income tax expense.  No interest or penalties were included in the reported income taxes for the years presented.  Tax years 2004 to current remain subject to examination.  The Company has no agreements of extension of the review period currently in effect.  The Company is not aware of any potential or proposed changes to any of its tax filings.

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

This amendment is intended to replace in its entirety Exhibits 31.1 and 31.2.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX TO EXHIBITS

Exhibit
Number

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UTG, Inc.
(Registrant)

/s/  James P. Rousey                                                                                                                                                                                                                                                                       September 22, 2008
James P. Rousey, President and Director

/s/  Theodore C. Miller                                                                                                                                                                                                                                                                   September 22, 2008
Theodore C. Miller, Corporate Secretary
and Chief Financial Officer