Form 10-K/A
UTG INC
filed 2008-10-03
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A-2
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D
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

Documents incorporated by reference:  None

UTG, INC.
FORM 10-K/A-2
YEAR ENDED DECEMBER 31, 2007

This document is intended to amend certain information contained in the original Form 10K filing as of December 31, 2007 of the Company.  The items amended are outlined below and are intended to replace in their entirety each item amended.

TABLE OF CONTENTS

PART II	Page
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Financial Condition (a) Assets	7-9
Independent Auditors Consent	16
ITEM 8. Financial Statements and Supplementary Data Note 1. Organization and Summary of Significant Accounting Policies A. Organization	22
ITEM 8. Financial Statements and Supplementary Data Note 3. Income Taxes	27-28
PART IV
ITEM 15. Exhibits, Financial Statements Schedules and Reports on Form 8-K	48
Exhibit 31.1	61
Exhibit 31.2	62

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

Listed below are the financial statements included in this Part of the Annual Report on SEC Form 10-K:

Page No.
UTG, INC. AND CONSOLIDATED SUBSIDIARIES

Report of Brown Smith Wallace LLC, Independent
  Registered Public Accounting Firm for the years ended December 31, 2007 and 2006...................................................................................................……..…....
16-17
Consolidated Balance Sheets..................................................................................................………………………………………………………………………....….	18
Consolidated Statements of Operations................................................................................................…………………………………………………..………...……	19
Consolidated Statements of Shareholders' Equity.................................................................................................………………………………………..………...…..	20
Consolidated Statements of Cash Flows..................................................................................................……………………………………………………......…...….	21
Notes to Consolidated Financial Statements.................................................................................................……………………………………………………......…..	22-47

CONSENT OF BROWN SMITH WALLACE LLC
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

As independent registered public accountants, we hereby consent to the incorporation of our report dated March 25, 2008, except with respect to the matters discussed in Note 1 and Note 3, as to which the date is October 2, 2008, on the consolidated financial statements of UTG, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2007 and 2006, and for each of the three years ended December 31, 2007, 2006, and 2005, included in this Annual Report on Form 10-K/A-1.

/s/ Brown Smith Wallace, LLC
St. Louis, Missouri
October 2, 2008

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

The expense for income differed from the amounts computed by applying the applicable United States statutory rate of 35% before income taxes as a result of the following differences:

	2007	2006	2005
Tax computed at statutory rate	$1,425,922	$2,809,538	$664,865
Changes in taxes due to:
Utilization of AMT credit carryforward	0	(163,039)	0
Utilization of capital loss carryforward	0	0	(327,467)
Dividend received deduction	(246,255)	(224,386)	(188,988)
Depreciation	0	163,130	0
Current year losses with no tax benefit	404,872	0	0
Minority interest	(541,886)	(772,774)	(168,344)
Utilization of net operating loss carryforward	0	396,899	0
Small company deduction	(604,105)	(293,804)	211,474
Other	(55,351)	34,043	(33,132)
Income tax expense	$383,197	$1,949,607	$158,408

The following table summarizes the major components that comprise the deferred tax liability as reflected in the balance sheets:

	2007	2006
Investments	$5,638,562	$4,988,293
Cost of insurance acquired	9,917,957	11,482,856
Deferred policy acquisition costs	353,335	416,111
Management/consulting fees	(225,895)	(260,715)
Future policy benefits	1,098,084	984,029
Gain on sale of subsidiary	2,312,483	2,312,483
Allowance for uncollectibles	(61,711)	(80,500)
Other liabilities	(637,692)	(934,503)
Federal tax DAC	(1,893,088)	(2,427,986)
Deferred tax liability	$16,502,035	$16,480,068

4.	ANALYSIS OF INVESTMENTS, INVESTMENT INCOME AND INVESTMENT GAIN
A.	NET INVESTMENT INCOME - The following table reflects net investment income by type of investment:

	December 31,
	2007	2006	2005
Fixed maturities and fixed maturities held for sale	$11,790,380	$6,838,277	$6,661,648
Equity securities	1,077,749	915,864	771,379
Mortgage loans	2,689,956	2,739,350	2,033,007
Real estate	4,599,005	5,500,005	7,473,698
Policy loans	951,394	580,961	860,240
Short-term investments	21,929	27,620	3,699
Cash	316,891	454,580	171,926
Total consolidated investment income	21,447,304	17,056,657	17,975,597
Investment expenses	(4,566,942)	(6,055,429)	(6,924,371)
Consolidated net investment income	$16,880,362	$11,001,165	$11,051,226

The following table summarizes the Company's fixed maturity holdings and investments held for sale by major classifications:

	Carrying Value
	2007	2006
Investments held for sale:
Fixed maturities
U.S. Government, government agencies and authorities	$30,536,628	$39,455,915
State, municipalities and political subdivisions	3,540,633	3,480,759
Collateralized mortgage obligations	89,804,412	118,641,593
Public utilities	4,594,514	6,097,151
All other corporate bonds	69,498,019	65,553,711
	$197,974,206	$233,229,129

Equity securities
Banks, trusts and insurance companies	$10,577,587	$3,606,421
Industrial and miscellaneous	22,101,005	12,699,170
	$32,678,592	$16,305,591

Fixed maturities held to maturity:
U.S. Government, government agencies and authorities	$5,474,946	$5,484,304
State, municipalities and political subdivisions	504,165	688,679
Collateralized mortgage obligations	27,735	101,930
	$6,006,846	$6,274,913

Securities of affiliate	$4,000,000	$4,000,000

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

The fair value of investments with sustained gross unrealized losses at December 31, 2007 and 2006 are as follows:

2007	Less than 12 months	12 Months or longer	Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S Government and govt. agencies and authorities	$338,769	(413)	0	0	338,769	(413)
Collateralized mortgage obligations	7,861,524	(114,149)	34,701,460	(528,944)	42,562,984	(643,093)
Public utilities	501,007	(8,753)	0	0	501,007	(8,753)
All other corporate bonds	30,121,438	(594,641)	7,410,565	(524,089)	37,532,003	(1,118,730)
Total fixed maturity	$38,822,738	(717,956)	42,112,025	(1,053,033)	80,934,763	(1,770,989)
Equity securities	$8,624,374	(1,581,381)	0	0	8,624,374	(1,581,381)

2006	Less than 12 months	12 Months or longer	Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S Government and govt. agencies and authorities	$1,279,993	(17,565)	$20,929,637	$ (428,499)	22,209,630	(446,064)
States, municipalities and political subdivisions	1,024,683	(5,317)	0	0	1,024,683	(5,317)
Collateralized mortgage obligations	8,186,571	(51,339)	65,484,517	(1,788,255)	73,671,088	(1,839,594)
All other corporate bonds	0	0	8,154,382	(295,488)	8,154,382	(295,488)
Total fixed maturity	$10,491,247	(74,221)	94,568,536	(2,512,242)	105,059,783	(2,586,463)

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

The Company does not have any short-duration reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2007, 2006 and 2005 were as follows:

	Shown in thousands
	2007 Premiums Earned	2009 Premiums Earned	2005 Premiums Earned
Direct	$19,945	$15,450	$16,357
Assumed	223	65	42
Ceded	(5,755)	(2,655)	(2,672)
Net premiums	$14,413	$12,860	$13,727

8.	COMMITMENTS AND CONTINGENCIES

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

Index to Exhibits incorporated herein by this reference (See pages 49-50).

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

UTG, Inc.
Schedule II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
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

UTG, Inc.
(Registrant)

/s/ James P. Rousey		October 2, 2008
James P. Rousey, President and Director

/s/ Theodore C. Miller		October 2, 208
Theodore C. Miller, Corporate Secretary and Chief Financial Officer