Form 10-K/A
period 2007-12-31
UTG INC
filed 2008-10-22
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A-3
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D
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
FORM 10-K/A-3
YEAR ENDED DECEMBER 31, 2007

This document is intended to amend certain information contained in the original Form 10K filing as of December 31, 2007 of the Company.  The items amended are outlined below and are intended to replace in their entirety each item amended.

CONSENT OF BROWN SMITH WALLACE LLC
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

As independent registered public accountants, we hereby consent to the incorporation of our report dated March 25, 2008, except with respect to the matters discussed in Note 1 and Note 3, as to which the date is October 2, 2008, on the consolidated financial statements of UTG, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2007 and 2006, and for each of the three years ended December 31, 2007, 2006, and 2005, included in this Annual Report on Form 10-K/A-3.

/s/ Brown Smith Wallace, LLC
St. Louis, Missouri
October 22, 2008

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

Index to Exhibits incorporated herein by this reference (See pages 6-7).

INDEX TO EXHIBITS

Exhibit
Number

2.1	(3)	Agreement and Plan of Merger of United Trust Group, Inc., An Illinois Corporation with and into UTG, Inc., A Delaware Corporation dated as of July 1, 2005, including exhibits thereto.
2.2	(4)	Stock Purchase Agreement, dated August 7, 2006, between UTG, Inc. and William F. Guest and John D. Cornett
2.3	(4)	Amendment No. 1, dated September 6, 2006, to the Stock Purchase Agreement, dated August 7, 2007, between UTG, Inc. and William F. Guest and John D. Cornett
2.4	(4)	Amendment No. 2, dated November 22, 2006, to the Stock Purchase Agreement, dated August 7, 2006, as amended, between UTG, Inc. and William F. Guest and John D. Cornett.
3.1	(3)	Certificate of Incorporation of the Registrant and all amendments thereto.
3.2	(3)	By-Laws for the Registrant and all amendments thereto.
4.1	(2)	UTG’s Agreement pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K with respect to long-term debt instruments.
10.1	(1)	Management and Consultant Agreement dated as of January 1, 1993 between First Commonwealth Corporation and Universal Guaranty Life Insurance Company.
10.2	(3)	Line of credit agreement dated June 1, 2005, between Universal Guaranty Life Insurance Company and First National Bank of Tennessee.
10.3	(4)	Amended and Restated UTG, Inc. Employee and Director Stock Purchase Plan and form of related Stock Restriction and Buy-Sell Agreement.
10.4	(4)	Promissory note dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.
10.5	(4)	Revolving credit note dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.
10.6	(4)	Loan Agreement dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.
10.7	(4)	Commercial pledge agreement dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.
10.8	(4)	Negative pledge agreement dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.
10.9	(4)	Coinsurance Agreement between American Capitol Insurance Company and Reserve National Insurance Company.
10.10	(4)	Coinsurance Agreement between Texas Imperial Life Insurance Company and Reserve National Insurance Company.
10.11	(4)	Administrative Services Agreement between American Capitol Insurance Company and Reserve National Insurance Company.
10.12	(4)	Administrative Services Agreement between Texas Imperial Life Insurance Company and Reserve National Insurance Company.
10.13	(4)	Administrative Services and Cost Sharing Agreement dated as of January 1, 2007 between UTG, Inc and American Capitol Insurance Company
10.14	(4)	Administrative Services and Cost Sharing Agreement dated as of January 1, 2007 between UTG, Inc and Texas Imperial Life Insurance Company
10.15	(5)	Administrative Services and Cost Sharing Agreement dated as of January 1, 2007 between UTG, Inc and Universal Guaranty Life Insurance Company
14.1	(3)	Code of Ethics and Business Conduct
14.2	(3)	Code of Ethical Conduct for Senior Financial Officers
21.1	(5)	List of Subsidiaries of the Registrant.
31.1		Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2		Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1		Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to 18 U.S.C. Section 1350.
32.2		Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to 18 U.S.C. Section 1350.
99.1	(3)	Audit Committee Charter.
99.2	(3)	Whistleblower Policy

Footnote:

(1)	Incorporated by reference from the Company's Annual Report on Form 10-K, File No. 0-5392, as of December 31, 1993.
(2)	Incorporated by reference from the Company's Annual Report on Form 10-K, File No. 0-5392, as of December 31, 2002.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K, File No. 0-16867, as of December 31, 2005.
(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K, File No. 0-16867, as of December 31, 2006
(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K, File No. 0-16867, as of December 31, 2007

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
PARENT ONLY BALANCE SHEET
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

UTG, INC
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

UTG, Inc.
(Registrant)

/s/ James P. Rousey		October 22, 2008
James P. Rousey, President and Director

/s/ Theodore C. Miller		October 22, 208
Theodore C. Miller, Corporate Secretary and Chief Financial Officer