Form 10-Q
period 2008-09-30
UTG INC
filed 2008-11-13
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company.	Yes [ ]	No [X]

The number of shares outstanding of the registrant’s common stock as of October 31, 2008, was 3,835,045.

UTG, INC. AND SUBSIDIARIES
(The “Company”)

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION …………………………………………………………………………….................................................................................................	3
ITEM 1. FINANCIAL STATEMENTS ……………………………………………………………………….......................................................................................................….……	3
Consolidated Balance Sheets of September 30, 2008 and December 31, 2007 ………….……………………….................................................................................……..	3
Consolidated Statements of Operations for three and nine months ended Sept 30, 2008 and 2007 …………............................................................................................	4
Consolidated Statement of Changes in Shareholder’s Equity and Comprehensive Income For the nine months ended Septemher 30, 2008 .......................................................................................................................................................................................................	5
Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 .......…............................................................................................…	6
Notes to Consolidated Financial Statements ………………………………………………………………..............................................................................................…..….	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS …………………………………..……………………………………………….......................................................................................................…..…	15
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ………………................................................................................................….	21
ITEM 4. CONTROLS AND PROCEDURES ………………………………………………...................................................................................................…………….……....…..	21
PART II. OTHER INFORMATION ……………………………………………………………………………................................................................................….......…..	23
ITEM 1. LEGAL PROCEEDINGS ………………………………………………………………………………..................................................................................................….	23
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ………….......................................................................................................…….	23
ITEM 3. DEFAULTS UPON SENIOR SECURITIES ……………………………………………………….....................................................................................................……	23
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ………………………….................................................................................................…...	23
ITEM 5. OTHER INFORMATION ………………………………………………………………..........................................................................................……………......……..	23
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ……………………………………………………..............................................................................................…...……..	24
SIGNATURES ……………………………………………………………………………………………...........................................................................................………......……..	24
EXHIBIT INDEX …………………………………………...........................................................................................………………………………………………………......……...	26

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

UTG, Inc.
AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
ASSETS	2008	2007*

Investments:
Fixed maturities at amortized cost
(market $0 and $6,330,036)	$0	$6,006,846
Investments held for sale:
Fixed maturities, at market (cost $203,940,968 and $196,942,774)	196,838,024	197,974,206
Equity securities, at market (cost $23,983,921 and $26,882,875)	26,779,529	32,678,592
Mortgage loans on real estate at amortized cost	46,452,074	45,602,147
Investment real estate, at cost, net of accumulated depreciation	41,248,168	39,154,175
Policy loans	14,843,463	15,643,238
Short-term investments	933,966	933,967
	327,095,224	337,993,171

Cash and cash equivalents	11,514,265	17,746,468
Securities of affiliate	4,000,000	4,000,000
Accrued investment income	2,554,530	2,485,594
Reinsurance receivables:
Future policy benefits	71,274,981	73,450,212
Policy claims and other benefits	4,792,265	4,657,663
Cost of insurance acquired	25,311,463	28,337,021
Deferred policy acquisition costs	888,817	1,009,528
Property and equipment, net of accumulated depreciation	1,681,545	1,752,199
Other assets	2,842,158	2,222,898
Total assets	$451,955,248	$473,654,754

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits	$341,637,072	$346,076,921
Policy claims and benefits payable	4,030,047	3,198,166
Other policyholder funds	1,244,645	1,000,216
Dividend and endowment accumulations	14,087,401	14,039,241
Income taxes payable, current	342,242	450,626
Deferred income taxes	12,376,155	16,502,035
Notes payable	17,682,623	19,914,346
Other liabilities	8,109,452	9,486,971
Total liabilities	399,509,637	410,668,522
Minority interests in consolidated subsidiaries	12,177,446	14,231,707

Shareholders' equity:
Common stock - no par value, stated value $.001 per share
Authorized 7,000,000 shares - 3,835,391 and 3,849,533 shares issued
after deducting treasury shares of 398,955 and 384,813	3,835	3,849
Additional paid-in capital	41,954,107	42,067,229
Retained earnings	868,682	2,374,990
Accumulated other comprehensive income	(2,558,459)	4,308,457
Total shareholders' equity	40,268,165	48,754,525
Total liabilities and shareholders' equity	$451,955,248	$473,654,754

* Balance sheet audited at December 31, 2007.
See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenues:

Premiums and policy fees	$5,038,463	$3,587,599	$16,610,939	$15,657,121
Reinsurance premiums and policy fees	(1,484,733)	(1,109,583)	(3,976,881)	(3,689,319)
Net investment income	4,110,401	4,394,621	12,786,077	13,152,998
Realized investment gains (losses), net	(617,750)	(29,739)	(538,867)	1,600,773
Other income	486,452	569,237	1,495,248	1,631,986
	7,532,833	7,412,135	26,376,516	28,353,559

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life	6,285,861	5,333,150	21,051,939	19,624,913
Reinsurance benefits and claims	(1,175,872)	(473,858)	(2,955,284)	(2,115,595)
Annuity	313,152	270,433	876,823	850,130
Dividends to policyholders	217,766	267,556	812,413	924,404
Commissions and amortization of deferred
policy acquisition costs	(469,365)	(500,695)	(1,280,416)	(1,293,844)
Amortization of cost of insurance acquired	1,020,025	1,007,797	3,025,558	3,294,478
Operating expenses	1,701,944	1,750,562	5,577,035	5,919,368
Interest expense	195,430	310,731	699,283	1,042,382
	8,088,941	7,965,676	27,807,351	28,246,236

Income (loss) before income taxes, minority interest
and equity in earnings of investees	(556,108)	(553,541)	(1,430,835)	107,323

Income tax (expense)	(472,016)	(10,760)	(293,862)	(149,806)
Minority interest in loss of
consolidated subsidiaries	77,544	49,596	218,389	365,999

Net income (loss)	$(950,580)	$(514,705)	$(1,506,308)	$323,516

Basic income (loss) per share from continuing
operations and net income (loss)	$(0.25)	$(0.13)	$(0.39)	$0.08

Diluted income (loss) per share from continuing
operations and net income (loss)	$(0.25)	$(0.13)	$(0.39)	$0.08

Basic weighted average shares outstanding	3,838,678	3,850,213	3,844,582	3,851,979

Diluted weighted average shares outstanding	3,838,678	3,850,213	3,844,582	3,851,979
See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income
September 30, 2008 (Unaudited)

Nine Months Ended
Common stock	September 30, 2008
Balance, beginning of year	$3,849
Issued during year	0
Purchase treasury shares	(14)
Balance, end of period	3,835

Additional paid-in capital
Balance, beginning of year	42,067,229
Issued during year	0
Purchase treasury shares	(113,122)
Balance, end of period	41,954,107

Retained Earnings
Balance, beginning of year	2,374,990
Net loss	(1,506,308)
Balance, end of period	868,682

Accumulated other comprehensive income
Balance, beginning of year	4,308,457
Other comprehensive income
Unrealized holding losses on securities
net of minority interest,
reclassification adjustment and taxes	(6,866,916)

Balance, end of period	(2,558,459)

Total shareholders' equity, end of period	$40,268,165

Comprehensive income
Net loss	$(1,506,308)
Unrealized holding losses on securities
net of minority interest,
reclassification adjustment and taxes	(6,866,916)

Total comprehensive income	$(8,373,224)
See accompanying notes.

Consolidated Statements of Cash Flows for the three months ended September 30, 2008 and 2007.

UTG, Inc.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2008	2007
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income (loss)	$ (1,506,308)	$ 323,516
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Amortization/accretion of fixed maturities	259,583	124,322
Realized investment gains	538,867	(1,600,773)
Amortization of deferred policy acquisition costs	120,711	127,770
Amortization of cost of insurance acquired	3,025,558	3,294,478
Depreciation	950,811	365,339
Minority interest	(218,389)	(365,999)
Change in accrued investment income	(68,936)	418,109
Change in reinsurance receivables	2,040,629	(279,714)
Change in policy liabilities and accruals	(1,272,237)	591,197
Charges for mortality and administration of
universal life and annuity products	(6,290,398)	(6,539,112)
Interest credited to account balances	4,101,026	3,914,151
Change in income taxes receivable/payable	(576,497)	1,272,547
Change in other assets and liabilities, net	(1,735,122)	3,160,012
Net cash provided by (used in) operating activities	(630,702)	4,805,843

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities held for sale	18,235,246	57,420,858
Fixed maturities matured	0	1,477,045
Equity securities	9,490,814	140,389
Mortgage loans	4,382,574	6,272,781
Real estate	342,380	8,584,401
Policy loans	3,978,575	2,852,873
Short-term	0	1,312,195
Total proceeds from investments sold and matured	36,429,589	78,060,542
Cost of investments acquired:
Fixed maturities held for sale	(19,913,237)	(28,547,262)
Fixed maturities matured	0	(1,319,429)
Equity securities	(6,704,121)	(5,774,332)
Mortgage loans	(5,232,501)	(17,031,997)
Real estate	(3,214,444)	(19,187,536)
Policy loans	(3,178,800)	(2,705,269)
Short-term	0	(1,260,000)
Total cost of investments acquired	(38,243,103)	(75,825,825)
Purchase of property and equipment	(102,188)	(19,317)
Sale of property and equipment	0	0
Net cash provided by (used in) investing activities	(1,915,702)	2,215,400

Cash flows from financing activities:
Policyholder contract deposits	5,765,297	6,000,445
Policyholder contract withdrawals	(5,619,067)	(5,820,320)
Payments on notes payable	(2,231,723)	(7,250,005)
Proceeds from notes payable	0	1,489,176
Proceeds from line of credit	0	3,800,000
Purchase of minority interest in consolidated subsidiary	(1,487,170)	(5,376,744)
Issuance of common stock	0	446,699
Purchase of treasury stock	(113,136)	(172,066)
Net cash used in financing activities	(3,685,799)	(6,882,815)

Net increase (decrease) in cash and cash equivalents	(6,232,203)	138,428
Cash and cash equivalents at beginning of period	17,746,468	8,472,553
Cash and cash equivalents at end of period	$ 11,514,265	$ 8,610,981
See accompanying notes.

UTG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company that owns 100% of First Southern National Bank (“FSNB”), which operates in the State of Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At September 30, 2008 Mr. Correll owns or controls directly and indirectly approximately 68% of UTG’s outstanding stock.

UTG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At September 30, 2008, consolidated subsidiaries of UTG, Inc. were as depicted on the following organizational chart.

UTG, Inc
(UTG)
20-2907892 DE
100%
Roosevelt Equity Corporation
(REC)
37-0949882 DE
100%
Universal Guaranty Life Insurance Company
(UG)
70130
31-0727974 OH
100%
Stanford Wilderness Road, LLC
(SWR)
20-3705703 KY
100%
Cumberland Woodlands, LLC
(CW)
26-1700910 KY
74%
HPG Acquisitions, LLC
(HPG)
20-5638300 TX
51%
RLF Lexington Properties, LLC
(Lexington)
20-5935357 CO
73%
ACAP Corporation
(ACAP)
25-1489730 DE
100%
American Capitol Insurance Company
(AC)
60291
74-1219404 TX
100%
Imperial Plan, Inc
(Imperial Plan)
76-0293391 TX
100%
Texas Imperial Life Insurance Company
(TI)
99449
74-2151052 TX

UTG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

2.	INVESTMENTS

As of September 30, 2008 and December 31, 2007, fixed maturities and fixed maturities held for sale represented 59% and 60%, respectively, of total invested assets.  As prescribed by the various state insurance department statutes and regulations, the insurance companies’ investment portfolio is required to be invested in investment grade securities to provide ample protection for policyholders. In light of these statutes and regulations, and the Company’s business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and other high quality low risk investments.  As of September 30, 2008, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  The investments held for sale are carried at market, with changes in market value directly charged to shareholders’ equity.  During the first quarter of 2008 management decided that the remaining fixed maturity investments categorized as held to maturity should be classified as available for sale to provide additional flexibility and liquidity.  As such, all fixed maturity investments are available for sale.

3.	NOTES PAYABLE

At September 30, 2008 and December 31, 2007, the Company had $17,682,623 and $19,914,346, respectively of long-term debt outstanding.

On December 8, 2006, UTG borrowed funds from First Tennessee Bank National Association through execution of an $18,000,000 promissory note.  The note is secured by the pledge of 100% of the common stock of UG.  The promissory note carries a variable rate of interest based on the 3 month LIBOR rate plus 180 basis points.  The initial rate was 7.15%.  Interest is payable quarterly.  Principal is payable annually beginning at the end of the second year in five installments of $3,600,000.  The loan matures on December 7, 2012.  The Company borrowed $0 and has made $1,000,000 in principal payments in 2008. At September 30, 2008 the outstanding principal balance on this debt was 12,544,449. The next required principal payment on this debt is due in December of 2009.

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

In November 2007, UG became a member of the FHLB.  This membership allows UG access to additional credit up to a maximum of 50% of the total assets of UG.  To be a member of the FHLB, UG was required to purchase shares of common stock of FHLB.  Borrowing capacity is based on 50 times each dollar of stock acquired in FHLB above the “base membership” amount.  UG’s current LOC with the FHLB is $15,000,000.  During 2008, UG had borrowings of $4,000,000 and repayments of $4,000,000. At September 30, 2008 UG has no outstanding borrowings attributable to this LOC.

In January 2007, UG became a 51% owner of the newly formed RLF Lexington Properties LLC (“Lexington”). The entity was formed to hold, for investment purposes, certain investment real estate acquired. As part of the purchase price of the real estate owned by Lexington, the seller provided financing through the issuance of five promissory notes of $1,200,000 each totaling $6,000,000. The notes bear interest at the fixed rate of 5%. The notes came due beginning on January 5, 2008, and each January 5 thereafter until 2012 when the final note is repaid.  As of September 30, 2008 the outstanding balance was $4,800,000.

On February 7, 2007, HPG Acquisitions (“HPG”), a 74% owned affiliate of the Company, borrowed funds from First National Bank of Midland, through execution of a $373,862 promissory note. The note is secured by real estate owned by HPG. The note bears interest at a fixed rate of 5%. The first payment is due January 15, 2008. There will be 119 regular payments of $3,965 followed by one irregular last payment estimated at $32,424. At September 30, 2008, the outstanding balance on this debt was $338,174.

The consolidated scheduled principal reductions on the notes payable for the next five years are as follows:

Year	Amount
2008	$ 5,612
2009	$ 3,278,678
2010	$ 4,830,151
2011	$ 4,831,694
2012	$ 4,527,768
2013	$ 35,020

4.	CAPITAL STOCK TRANSACTIONS

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

The original issue price of shares at the time this program began was established at $12.00 per share.  At September 30, 2008, UTG had 109,319 shares outstanding that were issued under this program with a value of $15.60 per share pursuant to the above formula.

B.	Stock Repurchase Program

On June 5, 2001, the Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of up to $1 million of UTG's common stock.  On June 16, 2004, an additional $1 million was authorized for repurchasing shares.  On April 18, 2006, an additional $1 million was authorized for repurchasing shares.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are generally limited to a maximum per share price of $8.00. Through September 30, 2008, UTG has spent $2,766,054 in the acquisition of 398,955 shares under this program.

C.	Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period, retroactively adjusted to give effect to all stock splits, in accordance with Statement of Financial Accounting Standards No. 128.  At September 30, 2008, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

On June 10, 2002, UTG and Fiserv formed an alliance between their respective organizations to provide third party administration (TPA) services to insurance companies seeking business process outsourcing solutions.  Fiserv is responsible for the marketing and sales function for the alliance, as well as providing the operations processing service for the Company.  Fiserv delivers technology, systems and services to help businesses manage and profit from information.

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

On a cash basis, the Company paid $719,707 and $838,609 in interest expense during the first nine months of 2008 and 2007, respectively.  The Company paid $871,677 and $412,567 in federal income tax during the first nine months of 2008 and 2007, respectively.

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

8.	COMPREHENSIVE INCOME

		Tax
	Before-Tax	(Expense)	Net of Tax
September 30, 2008	Amount	or Benefit	Amount

Unrealized holding losses during
Period	$(11,393,512)	$3,987,729	$(7,405,783)
Less: reclassification adjustment
for losses realized in net income	829,026	(290,159)	538,867
Net unrealized losses	(10,564,486)	3,697,570	(6,886,916)
Change in other comprehensive income (loss)	$(10,564,486)	$3,697,570	$(6,866,916)

9.	FAIR VALUE MEASUREMENTS
Effective January 1, 2008, the Company adopted SFAS 157 which requires enhanced disclosures of assets and liabilities carried at fair value. SFAS 157 established a hierarchical disclosure framework based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.  SFAS 157 defines the input levels as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.  U.S. Treasuries are in Level 1 and valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.  Equity securities that are actively traded and exchange listed in the U.S. are also included in Level 1.  Equity security valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

Level 2 - Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.  Level 2 assets consist of fixed income investments valued based on quoted prices for identical or similar assets in markets that are not active and investments carried as equity securities that do not have an actively traded market that are valued based on their audited GAAP book value.

Level 3 - Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.  The Company does not have any Level 3 financial assets or liabilities.

The following table presents the balances of financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008.

	Level 1	Level 2	Level 3	Total
Assets
Fixed Maturities, available for sale	8,330,437	188,507,587	-	196,838,024
Equity Securities, available for sale	24,955,101	5,824,428	-	30,779,529
Total Financial Assets Carried at Fair Value	$33,285,538	$194,332,015	$-	$227,617,553

10.	NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”) issued Statement No. 163, Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60 Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Management has determined that this Statement will not result in a change to current practice, since the Company does not issue Financial Guaranty contracts.

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

The FASB issued Statement No. 157, Fair Value Measurements. The Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. Adoption of SFAS 157 did not have a material impact on the consolidated financial position, results from operation, or cash flow of the Company.

11.              SUBSEQUENT EVENT

Subsequent to September 30, 2008, the credit and liquidity crisis in the United States and throughout the global financial system continued to generate substantial volatility in the financial markets and the banking system.  Should this enviroment and similar events continue, such subsequent events could have a significant impact on the Company's investment portfolio.  The Company has continued to monitor this subsequent event activity and has concluded that the assessment of other-than-temporary impairment as of September 30, 2008 has not changed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources.  This analysis should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.  The Company reports financial results on a consolidated basis.  The consolidated financial statements include the accounts of UTG and its subsidiaries at September 30, 2008.

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

We believe that these policies were applied in a consistent manner during the first nine months of 2008.

Results of Operations

(a)	Revenues

The Company experienced an increase of approximately $666,000 in premiums and policy fee revenues, net of reinsurance premiums and policy fees, when comparing the first nine months of 2008 to the same period in 2007 and an increase of approximately $1,076,000 for the third quarter comparison.  The increase primarily relates to the timing of reinsurance premiums paid during the quarter and the termination of TI’s reinsurance agreement in April.  The Company currently writes little new business.  Unless the Company acquires a block of in-force business management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience.

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

Net investment income decreased approximately 3% when comparing the first nine months of 2008 to the same period in 2007 and decreased approximately 6% in comparing third quarter results.  This decrease is primarily related to the Company holding fewer fixed maturity investments and carrying cash balances earning lower rates of interest compared to a year ago.  An increase in mortgage loan interest and dividends from oil and gas investments helped offset the decline.  Management anticipates a decline in investment income in coming periods as a result of recent declines in interest rates in the marketplace.  Interest earned on cash balances will have an immediate impact on the Company with continued pressure on reinvestment rates of current investments as they mature.

The Company continues to leverage its affiliation with FSNB through the investment in mortgage loans.  This has allowed the Company to obtain higher yields than available in the bond market, lengthen the overall portfolio average life and still maintain a conservative investment portfolio.  A portion of the mortgage loan portfolio contains floating interest rates.  With the current state of the U.S. economy and general interest rate cuts in 2008, management anticipates yields of its floating rate investments to decline during 2008.

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

The Company had realized investment losses of $(538,867) in the first nine months of 2008 compared to net realized investment gains of $1,600,773 for the same period in 2007. The majority of the net realized loss resulted during the third quarter of 2008, when it was determined to be in the best interest of the Company to sell certain publicly traded holdings in financial institution common stocks and certain fixed maturity investments amid continued deterioration in the global economy.  Realized losses on these sales totaled $(3,633,919).  For diversification purposes the Company decided to reduce its common stock investment in Computer Services, Inc.  This sale resulted in a gain of $3,058,939.  In 2007, the net realized gains were primarily originated from the sale of a real estate holding.

With the continued malaise in financial markets and general decline of the economy, Management continues to view the Company’s investment portfolio with utmost priority. Significant time has been spent internally researching the Company’s risk and communicating with outside investment advisors about the current investment environment and ways to ensure preservation of capital and mitigate any losses.  Management has put extensive efforts into evaluating the investment holdings.  Additonally, members of the Company's board of directors and investment committee have been solicited for advice and provided with information.  Management has reviewed the Company's entire portfolio on a security level basis to be sure all understand our holdings, potential risks and underlying credit supporting the investments.  Although the Company currently has approximately $(7,103,000) in unrealized losses on fixed maturity investments, it does not expect to suffer significant realized losses.  Although these investments are categorized as available for sale, the Company has the forward ability and historic record to hold to maturity.  Management intends to continue its close monitoring of its bond holdings and other investments for additional deterioration or market condition changes.  Future events may result in Management's determination certain current investment holdings may need to be sold which could result in gains or losses in future periods.  Such future events could also result in other than temporary declines in value that could result in future period impairment losses.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other-than-temporary.  These risks and uncertainies related to management's assessment of other than temporary declines in value include but are not limited to:
The risk that Company's assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer; The risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; The risk that fraudulent information could be provided to the Company's investment professionals who determine the fair value estimates.

During October, Management determined it in the best long-term interests of the Company to sell certain corporate bonds that were determined high risk and tied to finance and commercial real estate.  The sales resulted in a loss of approximately $(875,000).  Due to defensive posturing by the Company, investment gains of approximately $2,767,000 were also realized during October.  The sales will be reflected in the Company’s fourth quarter results.  As mentioned, the possibility of loss should be expected going forward as Management continues to take steps to adjust its risk profile to maintain long-term company stability.

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

Life benefits, claims and settlement expenses net of reinsurance benefits and claims, increased approximately 3% in the first nine months of 2008 compared to the same period in 2007 and increased approximately 5% during the third quarter comparison. Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.  Overall, reserves continue to increase on in-force policies as the average age of the insured increases.

Commissions and amortization of deferred policy acquisition costs decreased approximately 1% for the first nine months of 2008 compared to the same period in 2007 and decreased approximately 6% during the third quarter.  AC and TI reinsurance agreements that are in place with outside companies drive the majority of this number.  TI’s reinsurance agreement terminated in April of this year.  Another significant factor in the continuing decrease is attributable to the Company paying fewer commissions since the Company writes very little new business and renewal premiums on existing business continue to decline.  Most of the Company’s agent agreements contained vesting provisions, which provide for continued compensation payments to agents upon their termination subject to certain minimums and often limited to a specific period of time.  Another factor of the decrease is attributable to normal amortization of the deferred policy acquisition costs asset.  The Company reviews the recoverability of the asset based on current trends and known events compared to the assumptions used in the establishment of the original asset.  No impairments were recorded in any of the periods presented.

Operating expenses decreased 6% in the first nine months of 2008 compared to the same period in 2007 and decreased approximately 3% during the third quarter.  The Company continually monitors expenditures looking for savings opportunities.  Management places significant emphasis on expense monitoring and cost containment.  Maintaining administrative efficiencies directly impacts net income.

(c)	Net income

The Company had a net loss of $(1,506,308) in the first nine months of 2008 compared to a net gain of $323,516 for the same period in 2007.  The decrease over the same period last year is mainly attributable to realized investment losses during the current quarter compared to substantial realized investment gains during the same period in 2007.  The Company had a net loss of $(950,580) during the current quarter compared to a net loss of $(514,705) for the same period in 2007.  The decrease over the same period last year is also mainly attributable to realized investment losses.

Financial Condition

Total shareholders’ equity decreased approximately $(8,486,000) as of September 30, 2008 compared to December 31, 2007.  The decrease is primarily attributable to a decrease in the market value of the Company’s fixed maturity investments that was included in the accumulated other comprehensive income and the current net loss.

Investments represent approximately 72% and 71% of total assets at September 30, 2008 and December 31, 2007, respectively. Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company’s investment portfolio is invested in high quality, low risk investments.

While certain of the Company’s bond portfolio holdings have suffered recent credit rating downgrades, the portfolio remains over 99% invested in investment grade securities, with 92% being of the highest quality.  The possibility of further rating declines should be expected, especially regarding corporate holdings.

As of September 30, 2008, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments held for sale".  Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.

Liquidity and Capital Resources

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and debt service.  Cash and cash equivalents as a percentage of total assets were approximately 3% and 4% as of September 30, 2008, and December 31, 2007, respectively.  Fixed maturities as a percentage of total assets were approximately 44% and 43% as of September 30, 2008 and December 31, 2007, respectively.

The Company currently has access to funds for operating liquidity.  UTG has a $5,000,000 revolving credit note with First Tennessee Bank National Association.  UG has a $3,300,000 line of credit with First National Bank of Tennessee.  In addition, UG is also a member of the FHLB which allows UG access to credit.  UG’s current line of credit with the FHLB is $15,000,000.  At September 30, 2008, there were no outstanding borrowings attributable to the lines of credit.

Financial institution solvency has received significant attention as default rates have risen sharply on mortgage loans contributing to a decline in the general economy.  As of September 30, 2008, the Company held investments in certain financial institution bonds whose market values have declined as a result of these factors and have impacted the Company through unrealized investment losses.  Most of these holdings have significant unrealized losses and may be difficult to sell in the current economic climate.

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

Net cash provided by (used in) operating activities was $(630,702) and $4,805,843 for the nine months ending September 30, 2008 and 2007, respectively.

Net cash provided by (used in) investing activities was $(1,915,702) and $2,215,400 for the nine month periods ending September 30, 2008 and 2007, respectively. The most significant aspects of cash used in investing activities are the fixed maturity transactions.  The Company had fixed maturities in the amount of $18,235,246 and $58,897,903 that sold and matured in the first nine months of 2008 and 2007, respectively.  In addition, the Company purchased $19,913,237 and $29,866,691 of fixed maturities in 2008 and 2007, respectively.  Also during 2008, the Company increased its mortgage loan and real estate investments.

Net cash (used in) financing activities was $(3,685,799) and $(6,882,815) for the nine month period ending September 30, 2008 and 2007, respectively.  Policyholder contract deposits decreased approximately 4% in the first nine months of 2008 compared to the same period in 2007.  Policyholder contract withdrawals decreased approximately 3% in the first nine months of 2008 compared to the same period in 2007.  Payments on notes payable of $2,231,723 were also a significant factor in cash used in financing activities in the current period.

On June 30, 2008, the Company made a $1,000,000 principal reduction payment on debt outstanding.  The Company remains ahead of schedule on debt repayment.  At September 30, 2008, the Company had $17,682,623 of long-term debt outstanding.  The debt is mainly attributable to the acquisition of Acap at the end of 2006.

UTG is a holding company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on management fees received from its insurance subsidiaries, stockholder dividends from its subsidiaries and earnings received on cash balances.  At September 30, 2008, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries.  The Company's insurance subsidiaries have maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.  No dividends were paid to shareholders in 2007 or the first nine months of 2008.

UG is an Ohio domiciled insurance company, which requires five days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory earnings or b) 10% of statutory capital and surplus.  At December 31, 2007 UG statutory shareholders' equity was $30,130,717.  At December 31, 2007, UG statutory net income was $4,661,648.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid dividends to UTG in the amount of $1,000,000 during 2008.

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

Accounting Developments

The Financial Accounting Standards Board (“FASB”) issued Statement No. 163, Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60 Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Management has determined that this Statement will not result in a change to current practice, since the Company does not issue Financial Guaranty contracts.

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

The FASB issued Statement No. 157, Fair Value Measurements. The Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. Adoption of SFAS 157 did not have a material impact on the consolidated financial position, results from operation, or cash flow of the Company.

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

Interest rate risk

The Company’s exposure to interest rate changes results from a significant holding of fixed maturity investments and mortgage loans on real estate, all of which comprised approximately 73% of the investment portfolio as of September 30, 2008.  These investments are mainly exposed to changes in treasury rates.  The fixed maturities investments include U.S. government bonds, securities issued by government agencies, mortgage-backed bonds and corporate bonds. Approximately 69% of the fixed maturities we owned at September 30, 2008 are instruments of the United States government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government.

To manage interest rate risk, the Company performs periodic projections of asset and liability cash flows to evaluate the potential sensitivity of the investments and liabilities.  Management assesses interest rate sensitivity with respect to the available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward 100-basis point shifts in the prevailing interest rates.  The following tables set forth the potential amount of unrealized gains (losses) that could be caused by 100-basis point upward and downward shifts on the available-for-sale fixed maturities investments as of September 30, 2008:

Decreases in Interest Rates		Increases in Interest Rates
200 Basis Points	100 Basis Points	100 Basis Points	200 Basis Points
$ 11,780,000	$ 5,320,000	$ (12,533,000)	$ (21,304,000)

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

There are no fixed maturities or other investments that management classifies as trading instruments. At September 30, 2008 and December 31, 2007, there were no investments in derivative instruments.

The Company had no capital lease obligations, material operating lease obligations or purchase obligations outstanding as of September 30, 2008.

The Company currently has $17,682,623 debt outstanding.

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

REPORTS ON FORM 8-K

The Company filed a Form 8-K on July 2, 2008 relating to the retirement of the Chief Operating Officer of the Company Mr. Randall Attkisson.

The Company filed a Form 8-K on September 19, 2008 relating to the appointment of Mr. Daryl Heald as a member of the Board of Directors of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTG, INC.
(Registrant)

Date:	November 12, 2008	By	/s/ James P. Rousey
James P. Rousey
President, and Director

Date:	November 12, 2008	By	/s/ Theodore C. Miller
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