Form 10-K
period 2008-12-31
UTG INC
filed 2009-03-31
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ]  No [X]

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

As of June 30, 2008, shares of the Registrant’s common stock held by non-affiliates (based upon the price of the last sale of $10.00 per share), had an aggregate market value of approximately $11,128,220.

At March 2, 2009 the Registrant had 3,834,031 outstanding shares of Common Stock, stated value $.001 per share.

Documents incorporated by reference:  None

UTG, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2008

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

At December 31, 2008, significant majority-owned subsidiaries of the Registrant were as depicted on the following organizational chart:

UTG, Inc
(UTG)
20-2907892 DE
Roosevelt Equity Corporation
(REC)
37-0949882 DE
100%
100%
Universal Guaranty Life Insurance Company
(UG)
70130
31-0727974 OH
Stanford Wilderness Road, LLC
(SWR)
20-3705703 KY
100%
HPG Acquisitions, LLC
(HPG)
TX
74%
73%
100%
51%
Cumberland Woodlands, LLC
(CW)
26-1700910 KY
ACAP Corporation
(ACAP)
25-1489730 DE
RLF Lexington Properties, LLC
(Lexington)
CO
100%
American Capitol Insurance Company
(AC)
60291
74-1219404 TX
100%
100%
Imperial Plan, Inc
(Imperial Plan)
76-0293391 TX
Texas Imperial Life Insurance Company
(TI)
99449
74-2151052 TX

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC, a Kentucky corporation, (FSF) and First Southern Bancorp, Inc. (FSBI), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (FSNB).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At December 31, 2008, Mr. Correll owns or controls directly and indirectly approximately 63% of UTG’s outstanding stock.

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

REC is a wholly-owned subsidiary of UTG, which was incorporated under the laws of the State of Delaware on June 1, 1971, as a securities broker dealer.  REC was established as an aid to life insurance sales.  Policyholders could have certain policy benefits such as annual dividends automatically transferred to a mutual fund if they elected.  REC acts as an agent for its customers by placing orders of mutual funds and variable annuity contracts, which are placed in the customers’ names.  The mutual fund shares and variable annuity accumulation units are held by the respective custodians.  The only financial involvement of REC is through receipt of commission (load).  REC functions at a minimum broker-dealer level.  It does not maintain any of its customer accounts nor receives customer funds directly.  Operating activity of REC accounted for approximately $7,000 in losses in the current year.

HPG is a 74% owned subsidiary of UG, which owns for investment purposes, commercial property located in downtown Midland, Texas.  The property includes three commercial office buildings with a total of approximately 530,000 square feet and adjoining parking with 280 spaces.

SWR is a wholly-owned subsidiary of UG, which owns for investment purposes commercial real estate located in downtown Stanford, Kentucky.  Future plans for these properties include a re-habilitation of the buildings and will include a hotel and other commercial/retail space once completed.

CW is a wholly-owned subsidiary of UG, which owns for investment purposes, approximately 15,000 acres of land in Kentucky and a 50% partnership interest in an additional 11,000 acres of land in Kentucky.

Lexington is a 51% owned subsidiary of UG, which owns for investment purposes approximately 3,150 acres of land located near Lexington, Kentucky.

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

Effective January 1, 2009, the Company will be required to use the 2001 CSO reserve table for new issues on a Statutory basis.

UG offers a universal life policy referred to as the “Legacy” product.  This product was designed for use with several distribution channels including the Company’s own internal agents, bank agent/employees and through personally producing general agents “PPGA”.  This policy is issued for ages 0 – 65, in face amounts with a minimum of $25,000.  The Legacy product has a current declared interest rate of 4.0%, which is equal to its guaranteed rate.  After five years the guaranteed rate drops to 3.0%.  During the first five years the policy fee will be $6.00 per month on face amounts less than $50,000 and $5.00 per month for larger amounts.  After the first five years the Company may increase this rate but not more than $8.00 per month.  The policy has other loads that vary based upon issue age and risk classification. Partial withdrawals, subject to minimum $500 cash surrender value and $25 fee, are allowed once a year after the first duration. Policy loans are available at 7.4% interest in advance. The policy's accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan. Surrender charges are based on a percentage of target premiums starting at 100% for years 1 and 2 then grading downward to zero in year 5.

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

The Company has recently developed two new term products with the intent of using them internally to existing customers.

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

The Company has a variety of policies in force different from those being marketed.  Interest sensitive products, including universal life and excess interest whole life (“fixed premium UL”), account for 55% of the insurance in force.  Approximately 9% of the insurance in force is participating business, which represents policies under which the policy owner shares in the insurance company’s statutory divisible surplus.  The Company's average persistency rate for its policies in force for 2008 and 2007 has been 95.8% and 96.1%, respectively.

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

Excluding licensed home office personnel, UG has 15 general agents.  These agents primarily service their existing clients.  New sales for UG are primarily in the Midwest region with most sales in the states of Ohio, Illinois and West Virginia.  UG is licensed to sell life insurance in Alabama, Arizona, Arkansas, Colorado, Delaware, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin.

AC has no agents.  AC is licensed to sell life insurance in Alabama, Alaska, Arizona, Arkansas, California, Colorado, Delaware, District of Columbia, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Louisiana, Maine, Maryland, Michigan, Mississippi, Missouri, Montana, Nebraska, New Hampshire, New Mexico, North Dakota, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wyoming.

TI has no agents.  TI is licensed only in the state of Texas.

In 2008, approximately $12,871,000 of total direct premium was collected by UG.  Ohio accounted for 29%, Illinois accounted for 17%, and West Virginia accounted for 10% of total direct premiums collected.  No other state accounted for more than 5% of direct premiums collected.

In 2008, approximately $3,485,000 of total direct premium was collected by AC.  Texas accounted for 30%, Louisiana accounted for 10%, Tennessee accounted for 9%, and Mississippi accounted for 7% of total direct premiums collected.  No other state accounted for more than 5% of direct premiums collected.

In 2008, approximately $1,503,000 of total direct premium was collected by TI.  Texas accounted for 100% of the total direct premiums collected.

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

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges.  Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances. Interest crediting rates for universal life and interest sensitive products range from 4.0% to 5.5% for the years ended December 31, 2008 and 2007.

REINSURANCE

As is customary in the insurance industry, the insurance subsidiaries cede insurance to, and assume insurance from, other insurance companies under reinsurance agreements.  Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk.  The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it.  However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies.  The Company sets a limit on the amount of insurance retained on the life of any one person.  The Company will not retain more than $125,000, including accidental death benefits, on any one life.  At December 31, 2008, the Company had gross insurance in force of $2.037 billion of which approximately $491 million was ceded to reinsurers.

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

UG entered into a coinsurance agreement with Park Avenue Life Insurance Company (PALIC) effective September 30, 1996.  Under the terms of the agreement, UG ceded to PALIC substantially all of its then in-force paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  PALIC and its ultimate parent, The Guardian Life Insurance Company of America (Guardian), currently hold an “A” (Excellent) and "A++" (Superior) rating, respectively, from A.M. Best.  The PALIC agreement accounts for approximately 65% of UG’s reinsurance reserve credit, as of December 31, 2008.

On September 30, 1998, UG entered into a coinsurance agreement with The Independent Order of Vikings, (IOV) an Illinois fraternal benefit society.  Under the terms of the agreement, UG agreed to assume, on a coinsurance basis, 25% of the reserves and liabilities arising from all in-force insurance contracts issued by the IOV to its members.  At December 31, 2008, the IOV insurance in-force assumed by UG was approximately $1,637,000, with reserves being held on that amount of approximately $382,000.

On June 7, 2000, UG assumed an already existing coinsurance agreement, dated January 1, 1992, between Lancaster Life Reinsurance Company (LLRC), an Arizona corporation and Investors Heritage Life Insurance Company (IHL), a corporation organized under the laws of the Commonwealth of Kentucky.  Under the terms of the agreement, LLRC agreed to assume from IHL a 90% quota share of new issues of credit life and accident and health policies that have been written on or after January 1, 1992 through various branches of the First Southern National Bank.  The maximum amount of credit life insurance that can be assumed on any one individual’s life is $15,000.  UG assumed all the rights and obligations formerly held by LLRC as the reinsurer in the agreement.  LLRC liquidated its charter immediately following the transfer.  At December 31, 2008, the IHL agreement has insurance in-force of approximately $1,685,000, with reserves being held on that amount of approximately $23,000.

At December 31, 1992, AC entered into a reinsurance agreement with Canada Life Assurance Company (“the Canada Life agreement”) that fully reinsured virtually all of its traditional life insurance policies.  The reinsurer’s obligations under the Canada Life agreement were secured by assets withheld by AC representing policy loans and deferred and uncollected premiums related to the reinsured policies.  AC continues to administer the reinsured policies, for which it receives an expense allowance from the reinsurer.  At December 31, 2008, the Canada Life agreement has insurance in-force of approximately $73,639,000, with reserves being held on that amount of approximately $38,523,000.

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

During 1998, AC closed a coinsurance transaction with Universal Life Insurance Company (“Universal”). Pursuant to the coinsurance agreement, American Capitol coinsured 100% of the individual life insurance policies of Universal in force at January 1, 1998.  At December 31, 2008, the Universal agreement has insurance in-force of approximately $14,309,000, with reserves being held on that amount of approximately $4,975,000.

The treaty with Canada Life provides that AC is entitled to 85% of the profits (calculated pursuant to a formula contained in the treaty) beginning when the accumulated profits under the treaty reach a specified level.  As of December 31, 2008, there remains $473,304 in profits to be generated before AC is entitled to 85% of the profits.  Should future experience under the treaty match the experience of recent years, which cannot reliably be predicted to occur, the accumulated profits would reach the specified level towards the end of 2009.  However, regarding the uncertainty as to when the specified level may be reached, it should be noted that the experience has been erratic from year to year and the number of policies in force that are covered by the treaty diminishes each year.

All reinsurance for TI was with a single, unaffiliated reinsurer, Hannover Life Reassurance (Ireland) Limited ("Hannover"), secured by a trust account containing letters of credit.  TI administered the reinsurance policies, for which it received an expense allowance from Hannover.  The Hannover treaty provided that TI could recapture the treaty without a charge to surplus under statutory accounting beginning when the accumulated profits (calculated pursuant to a formula contained in the treaty) reached a specified level.  As of December 31, 2007, there remained $91,168 in profits to be generated before TI could recapture the treaty without a surplus charge.  During early 2008, $91,168 was repaid through profits generated on the block of business covered by the agreement and the treaty was recaptured April of 2008.  At December 31, 2008, there is no outstanding money on the surplus aid.

On December 31, 2006, AC and TI entered into 100% coinsurance agreements whereby each company ceded all of its A&H business to an unaffiliated reinsurer, Reserve National Insurance Company (Reserve National).  As part of the agreement, the Company remained contingently liable for claims incurred prior to the effective date of the agreement, for a period of one year.  At the end of the one year period, on December 31, 2007, an accounting of these claims was produced.  Any difference in the actual claims to the claim reserve liability transferred will be refunded to / paid by the Company.  At December 31, 2007, AC owed $93,384 and TI owed $902 to the unaffiliated third party.  The amounts were included in each company’s 2007 financial statements.  Reserve National currently holds an “A-“ (Excellent) rating by A.M. Best.  During 2007, the policies coinsured under these agreements were assumption reinsured by Reserve National, thus releasing the Company from any future contingent liability under these policies.  During March of 2008, AC paid $93,384 and TI paid $902 to the unaffiliated third party.

The Company does not have any short-duration reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2008 and 2007 were as follows:

Shown in thousands

	2008 Premiums Earned	2007 Premiums Earned
Direct	$18,305	$19,945
Assumed	184	223
Ceded	(5,180)	(5,755)
Net premiums	$13,309	$14,413

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

The following table reflects net investment income by type of investment.

December 31,
	2008	2007
Fixed maturities held for sale	$10,494,422	$11,790,380
Equity securities	2,266,380	1,077,749
Mortgage loans	3,042,688	2,689,956
Real estate	5,452,735	4,599,005
Policy loans	704,235	951,394
Short-term investments	67,027	21,929
Cash	336,367	316,891
Total consolidated investment income	22,363,854	21,447,304
Investment expenses	(4,847,419)	(4,566,942)
Consolidated net investment income	$17,516,435	$16,880,362

At December 31, 2008, the Company had a total of $3,201,002 in investment real estate, which did not produce income during 2008.

The following table summarizes the Company's fixed maturities distribution at December 31, 2008 and 2007 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

Fixed Maturities
Rating	% of Portfolio
	2008	2007
Investment Grade
AAA	84%	72%
AA	2%	8%
A	10%	13%
BBB	2%	7%
Below investment grade	2%	0%
	100%	100%

The following table summarizes the Company's fixed maturities held for sale by major classification.

	Carrying Value
	2008	2007
U.S. government and government agencies	$51,808,494	$36,011,577
States, municipalities and political subdivisions	475,405	4,044,798
Collateralized mortgage obligations	87,590,099	89,832,147
Public utilities	2,702,484	4,594,501
Corporate	36,113,379	69,498,029
	$178,689,861	$203,981,052

The following table shows the composition, average maturity and yield of the Company's investment portfolio at December 31, 2008.

	Average
	Carrying	Average	Average
Investments	Value	Maturity	Yield

Fixed maturities held for sale	$191,335,000	6 years	5.48%
Equity securities	31,658,000	Not applicable	7.16%
Mortgage Loans	44,038,000	8 years	6.91%
Investment real estate	40,467,000	Not applicable	13.47%
Policy loans	15,138,000	Not applicable	4.65%
Short-term investments	467,000	6 months	0.00%
Cash and cash equivalents	28,871,000	On demand	1.40%
Total Investments and Cash and cash equivalents	$351,974,000		6.35%

During the first quarter of 2008, management decided that the remaining fixed maturity investments categorized as held to maturity should be classified as available for sale to provide additional flexibility and liquidity.  As such, all fixed maturity investments are available for sale.  The remaining fixed maturities in the held to maturity category had become relatively small over recent years.  Management determined it would be in the Company’s best interest to be in a position to sell any fixed maturity holding should a need arise rather than having to chose only from a portion of the portfolio.  At the time of the transfer, the fixed maturities held to maturity had an unrealized gain of $323,190.  At December 31, 2008, all fixed maturity investments were carried at their fair market value of $178,689,861.

Management monitors its investment maturities, which in their opinion is sufficient to meet the Company's cash requirements.  Fixed maturities of $3,996,488 mature in one year and $24,584,663 mature in two to five years.

The Company holds $42,472,916 in mortgage loans, which represents approximately 9% of the total assets.  All mortgage loans are first position loans.  Before a new loan is issued, the applicant is subject to certain criteria set forth by Company management to ensure quality control.  These criteria include, but are not limited to, a credit report, personal financial information such as outstanding debt, sources of income, and personal equity.  Loans issued are limited to no more than 80% of the appraised value of the property and must be first position against the collateral.

FSNB, an affiliate, services the mortgage loan portfolio of the Company.  FSNB has been able to provide the Company with expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market.  During 2008 and 2007 the Company issued approximately $5,242,000 and $19,765,000 in new mortgage loans, respectively.  These new loans were originated through FSNB and funded by the Company through participation agreements with FSNB.  FSNB services all the mortgage loans of the Company.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.  UG paid $93,572 and $85,612 in servicing fees and $19,283 and $54,281 in origination fees to FSNB during 2008 and 2007, respectively.

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

A mortgage loan reserve is established and adjusted based on management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The mortgage loan reserve was $19,730 and $19,730 at December 31, 2008 and 2007 respectively.

The following table shows a distribution of the Company’s mortgage loans by type.

Mortgage Loans	Amount	% of Total
Commercial – insured or guaranteed	$895,522	2%
Commercial – all other	35,524,938	84%
Farm	726,635	2%
Residential – insured or guaranteed	826	0%
Residential – all other	5,324,995	12%
The following table shows a geographic distribution of the Company’s mortgage loan portfolio and investment real estate.

	Mortgage Loans	Real Estate
Georgia	17%	0%
Illinois	0%	2%
Kansas	5%	0%
Kentucky	69%	58%
Texas	9%	38%
West Virginia	0%	2%
Total	100%	100%

The following table summarizes delinquent mortgage loan holdings of the Company.

Delinquent 90 days or more	2008	2007
Non-accrual status	$545,059	$50,690
Other	0	0
Reserve on delinquent Loans	(19,730)	(19,730)
Total delinquent	$525,329	$30,960
Interest income past due (delinquent loans)	$0	$0

In process of restructuring	$0	$0
Restructuring on other than market terms	0	0
Other potential problem Loans	0	0
Total problem loans	$0	$0
Interest income foregone (restructured loans)	$0	$0

In process of foreclosure	$0	$0
Total foreclosed loans	$0	$0
Interest income foregone (restructured loans)	$0	$0

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

The Company performs administrative work as a third party administrator (TPA) for unaffiliated life insurance companies.  These TPA revenue fees are included in the line item “other income” on the Company’s consolidated statements of operations.  The Company intends to continue to pursue other TPA arrangements through its alliance with Stone River.  Through this alliance, the Company provides TPA services to insurance companies seeking business process outsourcing solutions.  Stone River is responsible for the marketing and sales function for the alliance, as well as providing the data center operations.  UTG staffs the administration effort.  Management believes this alliance with Stone River positions the Company to generate additional revenues by utilizing the Company’s current excess capacity and administrative services.  Stone River is an independent, full-service provider of integrated data processing and information management systems to the financial industry, headquartered in Brookfield, Wisconsin.

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

Information regarding the Company including recent filings with the Securities and Exchange Commission are available on the Company’s web site at www.utgins.com.

EMPLOYEES

At December 31, 2008, UTG and its subsidiaries had 73 full-time equivalent employees.  UTG’s operations are headquartered in Springfield, Illinois.

ITEM 1A. RISK FACTORS

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

As 2008 saw one of the largest financial crises in our nation’s history, every person and business has been impacted, including the Company.  Significant time has been spent internally researching the Company’s risk and communicating with outside investment advisors about the current investment environment and ways to ensure preservation of capital and mitigate any losses.  Management has put extensive efforts into evaluating its investment holdings.  Management intends to continue its close monitoring of its bond holdings and other investments for additional deterioration or market condition changes.  Future events may result in Management’s determination certain current investment holdings may need to be sold which could result in gains or losses in future periods.  Such future events could also result in other than temporary declines in value that could result in future period impairment losses.

Because UTG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of December 31, 2008, approximately 59% of our total direct premium was collected from Illinois, Ohio, Texas and West Virginia.  Thus, results of operations are heavily dependent upon the strength of these economies.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The following table shows a breakout of property, net of accumulated depreciation, occupied by the Company.

Property occupied	Amount	% of Total
Home Office	$1,594,537	100%

The Company owns an office complex in Springfield, Illinois, which houses the primary insurance operations.  The office buildings in this complex contain 57,000 square feet of office and warehouse space, and are carried at $1,594,537.  The facilities occupied by the Company are adequate relative to the Company's present operations.

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of business the Company is involved from time to time in various legal actions and other state and federal proceedings.  There were no proceedings pending as of December 31, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of UTG’s shareholders during the fourth quarter of 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

2008	2007

PERIOD	High	Low	High	Low
First quarter	10.00	8.05	9.75	7.90
Second quarter	10.01	9.25	9.75	7.40
Third quarter	10.75	10.00	11.00	7.90
Fourth quarter	10.25	7.05	10.50	9.00

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

As of March 2, 2009 there were 7,990 record holders of UTG common stock.

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

A total of 400,000 shares of common stock may be purchased under the plan, subject to appropriate adjustment for stock dividends, stock splits or similar recapitalizations resulting in a change in shares of UTG.  The plan is not intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.  The Board of Directors of UTG periodically approves offerings under the plan to qualified individuals. Through March 2, 2009, 18 individuals have purchased a total of 109,319 shares under this program.  Each participant under the plan executed a “stock restriction and buy-sell agreement”, which among other things provides UTG with a right of first refusal on any future sales of the shares acquired by the participant under this plan.

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

The original issue price of shares at the time this program began was established at $12.00 per share.  Through March 1, 2009, UTG had 109,319 shares outstanding that were issued under this program.  At December 31, 2008, shares under this program have a value of $16.76 per share pursuant to the above formula.

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

Purchases of Equity Securities
The following table provides information with respect to purchases we made of our common stock during the three months ended December 31, 2008 and total repurchases:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
Oct 1 through Oct 31, 2008	346	$8.00	346	N/A	$ 231,198
Nov 1 through Nov 30, 2008	294	8.00	294	N/A	228,846
Dec 1 through Dec 31, 2008	720	8.00	720	N/A	223,086
Total	1,360	$8.00	1,360

On June 5, 2001, the Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of up to $1 million of UTG's common stock.  On June 16, 2004, an additional $1 million was authorized for repurchasing shares.  On April 18, 2006, an additional $1 million was authorized for repurchasing shares.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Through March 1, 2009, UTG has spent $2,776,934 in the acquisition of 400,315 shares under this program.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected historical consolidated financial data should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 8 – Financial Statements and Supplementary Data” and other financial information included elsewhere in this report.

FINANCIAL HIGHLIGHTS (000's omitted, except per share data)
	2008	2007	2006	2005	2004
Premium income net of reinsurance	$13,309	$14,413	$12,860	$13,727	$14,140
Total revenues	$35,239	$38,873	$37,585	$27,471	$25,467
Net income (loss)*	$654	$2,143	$3,870	$1,260	$(276)
Basic income (loss) per share	$0.17	$0.56	$1.00	$0.32	$(0.07)
Total assets	$457,779	$473,655	$482,732	$318,832	$317,868
Total notes payable	$15,617	$19,914	$22,990	$0	$0
Dividends paid per share	NONE	NONE	NONE	NONE	NONE

*Includes equity earnings of investees.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources for the three years ended December 31, 2008.  This analysis should be read in conjunction with the consolidated financial statements and related notes, which appear elsewhere in this Form 10-K.  The Company reports financial results on a consolidated basis.  The consolidated financial statements include the accounts of UTG and its subsidiaries at December 31, 2008.

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

Investments
The Company accounts for its investments in debt and equity securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified all of its investments as available-for-sale. These investments are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets for available-for-sale securities.  Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Operations, using the constant yield method over the period to maturity. Net realized gains and losses on investments are computed using the specific identification method and are reported in the Consolidated Statements of Operations.

Declines in value of securities available-for-sale that are judged to be other-than-temporary are determined based on the specific identification method and are reported in the Consolidated Statements of Operations as realized losses. The factors considered by management in determining when a decline is other than temporary include but are not limited to: the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support; whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions (including, in the case of fixed maturities, the effect of changes in market interest rates); and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value. For structured securities, such as mortgage-backed securities, an impairment loss is recognized when there has been a decrease in expected cash flows and/or a decline in the security's fair value below cost.

Deferred Income Taxes
The provision for deferred income taxes is based on the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized by applying enacted statutory tax rates to temporary differences between amounts reported in the Consolidated Financial Statements and the tax bases of existing assets and liabilities. A valuation allowance is recognized for the portion of deferred tax assets that, in management's judgment, is not likely to be realized. The effect on deferred income taxes of a change in tax rates or laws is recognized in income tax expense in the period that includes the enactment date.

Results of Operations

(a)	Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased 8% when comparing 2008 to 2007. The Company writes very little new business.  Unless the Company acquires a block of in-force business as it did in December 2006, management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience. The Company’s average persistency rate for all policies in force for 2008 and 2007 was approximately 95.8% and 96.1%, respectively. Persistency is a measure of insurance in force retained in relation to the previous year.

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

Net investment income increased 4% when comparing 2008 to 2007. The overall gross investment yields for 2008 and 2007, are 6.35% and 6.02%, respectively. Significant investments have been made in real estate and equity securities that do not contribute to current year investment earnings, which decreases investment yield.  However, Management expects these investments to significantly impact earnings positively as investments are sold and income is recognized in realized gains over the life of the investment. The increase from 2007 to 2008 is primarily due to higher common stock dividends, mortgage interest, and rental income from a real estate investment.  The stock dividends should be expected to decrease during 2009, as approximately 40% of the dividends were from one investment that was subsequently sold in December of 2008.  Due to the decline of the economy and credit crunch, new mortgage loan issues slowed significantly in 2008, and as such this line item is also expected to decline in 2009.  These increases were offset by a decrease in bond interest.  This decrease is primarily related to the Company holding fewer fixed maturity investments and carrying higher cash balances earning lower rates of interest compared to a year ago.  As the bursting of the housing bubble ripples through the global economy, Management has taken steps to avoid catastrophic future losses.  As part of this portfolio evaluation process, certain investments were subsequently sold, particularly during the third and fourth quarters of 2008.  This has resulted in a higher cash balance earning extremely low rates of interest which will have an immediate impact on income.  This should be expected going forward until re-deploying this cash in investments deemed fairly priced and reasonably safe by Management.  Until the middle of 2007, the marketplace had seen an increase in yields on fixed maturity investments, which resulted in an increase in investment earnings on the fixed maturity portfolio during this time as holdings matured and were re-invested.  Additionally, since 2004, the Company began lengthening the bond portfolio.  Generally, longer term investments carry a higher yield than shorter term investments in the marketplace.  The Company also continued to leverage its affiliation with FSNB through the investment in mortgage loans.  Mortgage loans provide a more attractive investment yield than generally found in the bond market.  The Company is able to acquire these loans utilizing FSNB personnel and expertise.  During 2008 and 2007, the Company issued $5,242,000 and $19,765,000, respectively, in new mortgage loans.

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

Realized investment gains, net of realized losses, were $2,362,578 and $5,467,207 in 2008 and 2007, respectively.  During 2008, approximately $5,353,000 in realized gains was the result of common stock sales.  These gains are mostly the result of three investments.  For diversification purposes, in September, 28% of the Company’s investment in CSI common stock was sold for a gain of approximately $3,059,000.  During 2008, amid growing global economic distress, the Company established a defensive posture in exchange traded funds.  These investments resulted in gains of approximately $2,946,000.   At the end of the year, SFF Production, an energy investment, was also sold resulting in realized gains of approximately $1,701,000.  With 2008 experiencing one of the largest financial crises in our nation’s history, Management has refused to sit on the sidelines hoping for a recovery and spent a significant amount of time analyzing the Company’s investment holdings and reducing risk.  As a result of this, certain investments that were deemed too risky, primarily those in financial institutions were sold, predominantly at losses.  Those losses consisted of approximately $3,100,000 on common stocks and $3,000,000 on fixed maturity investments.  Also included in these losses is an approximate $540,000 loss resulting from writing down a bond investment in Lehman Brothers to $0.

With the continued turmoil in financial markets and general decline of the economy, Management continues to view the Company’s investment portfolio with utmost priority. Significant time has been spent internally researching the Company’s risk and communicating with outside investment advisors about the current investment environment and ways to ensure preservation of capital and mitigate any losses.  Management has put extensive efforts into evaluating the investment holdings.  Additionally, members of the Company’s board of directors and investment committee have been solicited for advice and provided with information.  Management has reviewed the Company’s entire portfolio on a security level basis to be sure all understand our holdings, potential risks and underlying credit supporting the investments.  Management intends to continue its close monitoring of its bond holdings and other investments for additional deterioration or market condition changes.  Future events may result in Management’s determination certain current investment holdings may need to be sold which could result in gains or losses in future periods.  Such future events could also result in other than temporary declines in value that could result in future period impairment losses.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if impairment is other-than-temporary. These risks and uncertainties related to management’s assessment of other than temporary declines in value include but are not limited to: The risk that Company's assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer; The risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; The risk that fraudulent information could be provided to the Company's investment professionals who determine the fair value estimates.

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

In recent periods, management focus has been placed on promoting and growing TPA services to unaffiliated life insurance companies.  The Company receives monthly fees based on policy in force counts and certain other activity indicators, such as number of premium collections performed, or services performed.  For the years ended 2008 and 2007, the Company received $1,810,775 and $1,781,173 for this work, respectively.  These TPA revenue fees are included in the line item “other income” on the Company’s consolidated statements of operations.  No new TPA contracts were entered into during 2008.  However, the Company intends to continue to pursue other TPA arrangements, through an alliance with Stone River to insurance companies seeking business process outsourcing solutions.  Stone River is responsible for the marketing and sales function for the alliance, as well as providing the data center operations.  UTG staffs the administration effort.  Management believes this alliance with Stone River positions the Company to generate additional revenues by utilizing the Company’s current excess capacity and administrative services.  Stone River is an independent, full-service provider of integrated data processing and information management systems to the financial industry, headquartered in Brookfield, Wisconsin.  Management believes this area is a growing market and the Company is well positioned to serve this market.

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

Benefits, claims and settlement expenses net of reinsurance benefits and claims, increased $366,319 from 2007 to 2008.  The increase relates primarily to changes in the Company’s death claim experience.  Death claims were approximately $875,000 more in 2008 as compared to 2007.  There is no single event that caused the mortality variances.  Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.

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

Commissions and amortization of deferred policy acquisition costs slightly increased from 2007 to 2008 mostly as a result of lower commissions offset due to a reinsurance agreement in TI that paid out during April of 2008.  The subsidiaries of ACAP have reinsurance agreements in place with outside companies that drive the majority of this number.  The most significant factor in the continuing decrease is attributable to the Company paying fewer commissions since the Company writes very little new business and renewal premiums on existing business continue to decline.  Most of the Company’s agent agreements contained vesting provisions, which provide for continued compensation payments to agents upon their termination subject to certain minimums and often limited to a specific period of time.  Another factor of the decrease is attributable to normal amortization of the deferred policy acquisition costs asset.  The Company reviews the recoverability of the asset based on current trends and known events compared to the assumptions used in the establishment of the original asset.  No impairments were recorded in the periods reported.

Net amortization of cost of insurance acquired decreased 6% in 2008 compared to 2007.  Cost of insurance acquired is established when an insurance company is acquired.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  The cost of policies purchased represents the actuarially determined present value of the projected future profits from the acquired policies.  Cost of insurance acquired is comprised of individual life insurance products including whole life, interest sensitive whole life and universal life insurance products.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits.  The interest rates utilized in the amortization calculation are 9% on approximately 7% of the balance, 12% on approximately 50% of the balance, and 15% on the remaining balance.  The interest rates vary due to risk analysis performed at the time of acquisition on the business acquired. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised. Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force. Persistency is a measure of insurance in force retained in relation to the previous year.  The Company's average persistency rate for all policies in force for 2008 and 2007 has been approximately 95.8% and 96.1%, respectively.  The Company monitors these projections to determine the adequacy of present values assigned to future profits.  No impairments were recorded in the periods reported.

Operating expenses decreased 10% in 2008 compared to 2007.  The decrease reflects Management’s significant emphasis on expense monitoring and cost containment.  Maintaining administrative efficiencies directly impacts net income.  In early 2009, five positions were eliminated, four as a result of lay-offs due to the decline of the economy.  This will result in savings of approximately $180,000.

Interest expense decreased approximately $485,000 during 2008 compared to 2007.  This decrease is the result of a lower outstanding balance of debt and paying a variable rate of interest on the majority of this balance which has gone from 6.92% at year-end 2007 to 4.02% at year-end 2008.  The Company prepaid principal due in 2009 during 2008.  The next required principal payment is due December of 2010.  The Company anticipates aggressively repaying the current debt.

Deferred taxes are established to recognize future tax effects attributable to temporary differences between the financial statements and the tax return.  As these differences are realized in the financial statement or tax return, the deferred income tax established on the difference is recognized in the financial statements as an income tax expense or credit.

(c)	Net income

The Company had a net income of $653,754 and $2,142,619 in 2008 and 2007 respectively.  The decrease in net income in 2008 is primarily related to a decrease in realized investment gains as compared to 2007.  The Companies acquired in 2006 have generally performed as anticipated by management during 2007 and 2008.

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

At December 31, 2008, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.  The Company has identified securities it may sell and classified them as "investments held for sale".  Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity. To provide additional flexibility and liquidity, the Company has categorized all fixed maturity investments as “investments held for sale”.

At December 31, 2008, the Company held fixed maturity securities with a carrying value of $577,082 that were guaranteed by two different third parties.  The Standard and Poor's credit ratings ranged from AAA to AA- with and without the guarantees.  The Company had no significant concentration in a guarantor either directly or indirectly as of December 31, 2008.

The following table summarizes the Company's fixed maturities distribution at December 31, 2008 and 2007 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

Fixed Maturities
Rating	% of Portfolio
	2008	2007
Investment Grade
AAA	84%	72%
AA	2%	8%
A	10%	13%
BBB	2%	7%
Below investment grade	2%	0%
	100%	100%

Mortgage loan investments represent 9% and 10% of total assets of the Company at year-end 2008 and 2007, respectively.  The Company’s mortgage loan investments result from opportunities available through FSNB, an affiliate of Mr. Jesse T. Correll.  Mr. Correll is the CEO and Chairman of the Board of Directors of UTG, and directly and indirectly through affiliates, its largest shareholder.  FSNB has been able to provide the Company with additional expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market.  During 2008 and 2007 the Company issued approximately $5,242,000 and $19,765,000 in new mortgage loans, respectively.  These new loans were originated through FSNB and funded by the Company through participation agreements with FSNB.  FSNB services all the mortgage loans of the Company.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.  UG paid $93,572 and $85,612 in servicing fees and $19,283 and $54,281 in origination fees to FSNB during 2008 and 2007, respectively.

Sub-prime mortgage lending has received significant attention in recent months.  Default rates have risen sharply on these loans causing a negative impact in the economy in general.  While the Company does not have a material direct exposure to sub-prime mortgage loans, the Company could still be negatively impacted indirectly primarily through fixed maturity holdings in financial institutions that do have sub-prime loan exposures.  Declines in values relating to such entities will negatively impact the Company through unrealized investment losses, should any of these entities declare bankruptcy, the Company would then report a realized loss on its investment.  Management monitors events relating to this topic.

Total investment real estate holdings represent approximately 9% and 8% of the total assets of the Company, net of accumulated depreciation, at year-end 2008 and 2007 respectively. The Company has made several investments in real estate in recent years.  Expected returns on these investments exceed those available in fixed income securities.  However, these returns may not always be as steady or predictable.

Cash and cash equivalents increased significantly, by approximately $22,249,000, or 125%, comparing 2008 to 2007.  As already discussed, Management has taken the current economic crisis very seriously refusing to sit on the sidelines and not using hope as an investment strategy.  As Management put extensive efforts into evaluating each investment holding, many were sold with the cash received not immediately reinvested.

Equity securities decreased approximately $2,042,000 during 2008.  The decrease is attributable to Management’s ongoing portfolio evaluation process amidst the current steep economic downturn and credit crisis.  Many financial institution common stock holdings were subsequently sold as a result of this, with not all of the proceeds being reinvested.

Policy loans remained consistent for the periods presented.  Industry experience for policy loans indicates that few policy loans are ever repaid by the policyholder other than through termination of the policy.  Policy loans are systematically reviewed to ensure that no individual policy loan exceeds the underlying cash value of the policy.

Deferred policy acquisition costs decreased 20% in 2008 compared to 2007.  Deferred policy acquisition costs, which vary with, and are primarily related to producing new business, are referred to as DAC.  DAC consists primarily of commissions and certain costs of policy issuance and underwriting, net of fees charged to the policy in excess of ultimate fees charged.  To the extent these costs are recoverable from future profits, the Company defers these costs and amortizes them with interest in relation to the present value of expected gross profits from the contracts, discounted using the interest rate credited by the policy.  The Company had $0 in policy acquisition costs deferred, $9,000 in interest accretion and $196,058 in amortization in 2008, and had $0 in policy acquisition costs deferred, $9,000 in interest accretion and $188,360 in amortization in 2007.

Cost of insurance acquired decreased $4,043,107 in 2008 compared to 2007.  When an insurance company is acquired, the Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition.  The cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits.  In 2008 and 2007, amortization decreased the asset by $4,043,107 and $4,282,715, respectively.  No impairments of this asset were recorded for the periods presented

(b)	Liabilities

Total liabilities decreased 3% in 2008 compared to 2007. This decrease is attributable primarily to a decrease in the total future policy benefits held.  As policies in force terminate, the corresponding reserve liability held for those policies is released.

At December 31, 2008, the Company has outstanding notes payable of $15,616,766 as compared to $19,914,346 a year ago.  Approximately $10,500,000 of this debt is related to the acquisition of Acap Corporation and the majority remaining is attributable to borrowings of a subsidiary, Lexington, relating to a real estate investment.  The Company has three lines of credit available for operating liquidity or acquisitions of additional lines of business.  There are no outstanding balances on any of these lines of credit as of the balance sheet date.  The Company's long-term debt is discussed in more detail in Note 11 to the consolidated financial statements.

(c)	Shareholders' Equity

Total shareholders' equity decreased 5% in 2008 compared to 2007.  This decrease is primarily due to an unrealized loss in value of approximately $3,039,000 on investments held.  Additionally, the Company repurchased approximately $124,000 of its common stock in the open market during the current year.

Each year, the NAIC calculates financial ratio results (commonly referred to as IRIS ratios) for each insurance company.  These ratios compare key financial data pertaining to the statutory balance sheet and income statement.  The results are then compared to pre-established normal ranges determined by the NAIC.  Results outside the range typically require explanation to the domiciliary insurance department.  At year-end 2008, UG had one ratio outside the normal range and AC and TI had 3 and 2 items, respectively, outside of the normal range.  All variances reported were anticipated by management.  These ratios are discussed in more detail in the Regulatory Environment discussion included in this Item 7.

Liquidity and Capital Resources

The Company has three principal needs for cash - the insurance company’s contractual obligations to policyholders, the payment of operating expenses and servicing its outstanding debt.  Cash and cash equivalents as a percentage of total assets were 9% and 4% as of December 31, 2008 and 2007, respectively.  Fixed maturities as a percentage of total invested assets were 58% and 60% as of December 31, 2008 and 2007, respectively.

The Company's investments are predominantly in fixed maturity investments such as bonds and mortgage loans, which provide sufficient return to cover future obligations. The Company carries all of its fixed maturity holdings as held for sale which are reported in the financial statements at their market value.

Many of the Company's products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds.  With respect to such products, surrender charges are generally sufficient to cover the Company's unamortized deferred policy acquisition costs with respect to the policy being surrendered.

Cash provided by operating activities was $1,195,231 and $809,699 in 2008 and 2007, respectively.  Reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities when reporting on cash flows.

Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.

Cash provided by investing activities was $25,952,559 and $10,873,952 for 2008 and 2007, respectively.  Equity investments sold increased $25,501,863, as the Company evaluated its investment equity portfolio.  Cash provided by investing activities was significantly impacted during 2007 by the sale of real estate by Boone Parklands, LLC, which resulted in proceeds of approximately $15,750,000.  A significant aspect of cash provided by (used in) investing activities is the fixed maturity transactions.  Fixed maturities account for 35% and 28% of the total cost of investments acquired in 2008 and 2007, respectively.  During 2008, Management began to focus on the preservation of capital as the nation is experiencing one of the largest financial crises in its history.  This is reflected in investment sales exceeding purchases by approximately $26,000,000.

Net cash used in financing activities was $ (4,898,383) and $(2,409,736) for 2008 and 2007, respectively.  Cash used in financing activities during 2008 was mostly the result of debt reduction.

Policyholder contract deposits decreased 23% in 2008 compared to 2007.  Management anticipates continued moderate declines in contract deposits.  Policyholder contract withdrawals have decreased 33% in 2008 compared to 2007.  The change in policyholder contract withdrawals is not attributable to any one significant event.  Factors that influence policyholder contract withdrawals are fluctuation of interest rates, competition and other economic factors.

UTG, Inc. borrowed funds in order to complete the Acap Corporation acquisition from First Tennessee Bank National Association through execution of an $18,000,000 promissory note.  To secure the note, UTG, Inc. has pledged 100% of the common stock of its subsidiary, UG.  At the time of closing on December 8, 2006, UTG, Inc. borrowed $15,700,278 on the promissory note.  The remaining available balance was able to be drawn on at any time during the year and a portion of it was used in the purchase of the stock put option shares of Acap Corporation as they were presented to UTG, Inc. for purchase under the stock put option agreement entered into during 2006 as part of the acquisition.  The promissory note carries a variable rate of interest based on the 3 month LIBOR rate plus 180 basis points.  The initial rate was 7.15%.  Interest is payable quarterly.  Principal is payable annually beginning at the end of the second year in five installments of $3,600,000.  The loan matures on December 7, 2012.  During the year ended December 31, 2007, UTG borrowed $1,994,176 and repaid $3,450,005 on the note.  During 2008, UTG paid an additional $3,049,995 in principal, leaving a balance outstanding at December 31, 2008 of $10,494,454.  No additional borrowings on this note are anticipated.

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

UG has a $3,300,000 line of credit (LOC) available from the First National Bank of Tennessee.  The LOC is for a one-year term from the date of issue.  The interest rate on the LOC is variable and indexed to be the lowest of the U.S. prime rates as published in the Wall Street Journal, with any interest rate adjustments to be made monthly.  At December 31, 2008 and 2007, the Company had no outstanding borrowings attributable to this LOC.  During 2008 and 2007, the Company had $0 and $5,800,000 in borrowings against this line, respectively, which were repaid during each year.

In November 2007, UG became a member of the FHLB.  This membership will allow the Company access to additional credit up to a maximum of 50% of the total assets of UG.  To be a member of the FHLB, UG was required to purchase shares of common stock of FHLB.  Borrowing capacity is based on 50 times each dollar of stock acquired in FHLB above the “base membership” amount.  The Company’s current LOC with the FHLB is $15,000,000.  During 2008 and 2007, the Company had borrowings and repayments of $4,000,000 and $5,443,350, respectively.  At December 31, 2008 and 2007, the Company had no outstanding borrowings attributable to this LOC.

During 2002, UTG and Stone River formed an alliance between their respective organizations to provide third party administration (TPA) services to insurance companies seeking business process outsourcing solutions.  Stone River will be responsible for the marketing and sales function for the alliance, as well as providing the operations processing service for the Company.  The Company will staff the administration effort.  To facilitate the alliance, the Company has converted part of its existing business and all TPA clients to “ID3”, a software system owned by Stone River to administer an array of life, health and annuity products in the insurance industry. Stone River is an independent, full-service provider of integrated data processing and information management systems to the financial industry, headquartered in Brookfield, Wisconsin.  In addition, the Company entered into a five-year contract with Stone River for services related to their purchase of the “ID3” software system.  Under the contract, the Company is required to pay $8,333 per month in software maintenance costs and a monthly fee for offsite data center costs, based on the number and type of policies being administered the ID3 software system through mid-2011.

UTG is a holding company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the Company in good standing with states in which it does business, and the servicing of its debt are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on management fees received from its insurance subsidiaries, stockholder dividends from its subsidiaries and earnings received on cash balances.  On December 31, 2008, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries.  The Company's insurance subsidiaries have maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.

UG is an Ohio domiciled insurance company, which requires five days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory earnings or b) 10% of statutory capital and surplus.  At December 31, 2008 UG statutory shareholders' equity was $27,483,161.  At December 31, 2008, UG statutory net income was $4,825,058.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid ordinary dividends of $3,000,000 to UTG during 2008.  UG paid ordinary dividends of $3,000,000 to UTG during 2007.

AC and TI are Texas domiciled insurance companies, which requires eleven days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory earnings or b) 10% of statutory capital and surplus.  At December 31, 2008 AC and TI statutory shareholders' equity was $7,345,919 and $2,565,614, respectively.  At December 31, 2008, AC and TI statutory net income was $1,164,325 and $48,944, respectively.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  AC paid ordinary dividends to ACAP of $0 and $500,000 in 2008 and 2007, respectively.  TI paid AC ordinary dividends of $0 and $250,000 in 2008 and 2007, respectively.

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

At year-end 2008, UG had one ratio outside the normal range.  AC had three ratios outside the normal range.  TI had two ratios outside the normal range.  Each of the ratios outside the normal range was anticipated by Management.  UG’s ratio relates to the Company’s affiliated investments.  The Company has made investments in real estate projects, which have been consolidated into these financial statements through limited liability companies.  The limited liability companies were created to provide additional risk protection to the Company.  While this negatively impacts this ratio, the Company believes that this structure is in the best interest of the Company and these investments will have a positive long-term impact on the Company.  Additionally, the newly acquired Acap Corporation is a subsidiary of UG.  AC’s ratios outside the normal range relate to change in premium and change in capital and surplus.  TI’s ratios outside the normal range related to the change in premium and change in reserving.  AC and TI, like UG, have not actively marketed life products in the past several years.  Management currently places little emphasis on new business production, believing resources could be better utilized in other ways.  Current sales primarily represent sales to existing customers through additional insurance needs or conservation efforts.  The sale of the A&H line of business at the end of 2006 had a significant role in these also.

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

* Or, 2.5 with negative trend.

At December 31, 2008, UG has a ratio that is in excess of 4.6, which is 460% of the authorized control level.  AC and TI have ratios in excess of 10.4 and 20.0, which is 1040% and 2000% of the authorized control level, respectively.  Accordingly, all three companies meet the RBC requirements.

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

Accounting Developments

The Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 163, Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60 Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  The Company does not believe the adoption will have a material impact on its consolidated financial condition or results of operations.

The FASB also issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendments to the auditing literature.  The Company does not believe the adoption will have a material impact on its consolidated financial condition or results of operations.

The FASB also issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not believe the adoption will have a material impact on its consolidated financial condition or results of operations.

The FASB also issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not believe the adoption will have a material impact on its consolidated financial condition or results of operations.

The FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”).  The Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Statement was effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company chose not to elect the fair value option – therefore, SFAS No. 159 did not impact its consolidated financial position, results of operations or cash flows.

The FASB issued Statement No. 157, Fair Value Measurements. The Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. Adoption of SFAS 157 did not have a material impact on its consolidated financial position, results from operation, or cash flow.

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

Interest rate risk

The Company’s exposure to interest rate changes results from a significant holding of fixed maturity investments and mortgage loans on real estate, all of which comprised approximately 72% of the investment portfolio as of December 31, 2008.  These investments are mainly exposed to changes in treasury rates.  The fixed maturities investments include U.S. government bonds, securities issued by government agencies, mortgage-backed bonds and corporate bonds.  Approximately 65% of the fixed maturities owned at December 31, 2008 are instruments of the United States government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government.

To manage interest rate risk, the Company performs periodic projections of asset and liability cash flows to evaluate the potential sensitivity of the investments and liabilities.  Management assesses interest rate sensitivity with respect to the available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward 100-basis point shifts in the prevailing interest rates.  The following tables set forth the potential amount of unrealized gains (losses) that could be caused by 100-basis point upward and downward shifts on the available-for-sale fixed maturities investments as of December 31, 2008:

Decreases in Interest Rates		Increases in Interest Rates
200 Basis Points	100 Basis Points	100 Basis Points	200 Basis Points	300 Basis Points
$18,617,000	$11,140,000	$(3,689,000)	$(12,670,000)	$(21,104,000)

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

There are no fixed maturities or other investment that management classifies as trading instruments.  At December 31, 2008 and December 31, 2007, there were no investments in derivative instruments.

The Company had no capital lease obligations, material operating lease obligations or purchase obligations outstanding as of December 31, 2008.

The Company has $15,616,766 in debt outstanding at December 31, 2008.

Future policy benefits reflected as liabilities of the Company on its balance sheet as of December 31, 2008, represent actuarial estimates of liabilities of future policy obligations such as expected death claims on the insurance policies in force as of the financial reporting date.  Due to the nature of these liabilities, maturity is event dependent, and therefore, these liabilities have been classified as having an indeterminate maturity.

Tabular presentation

The following table provides information about the Company’s long term debt that is sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.  The Company has no derivative financial instruments or interest rate swap contracts.

December 31, 2008
Expected maturity date
	2009	2010	2011	2012	Thereafter	Total	Fair value
Long term debt
Fixed rate	1,223,099	1,224,978	1,227,008	1,229,207	218,020	5,122,312	4,633,998
Avg. int. rate	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%
Variable rate	0	3,600,000	3,600,000	3,294,454	0	10,494,454	10,494,454
Avg. int. rate	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

Equity risk

Equity risk is the risk that the Company will incur economic losses due to adverse fluctuations in a particular stock.  As of December 31, 2008 and 2007, the fair value of our equity securities was $30,636,500 and $32,678,592, respectively.  As of December 31, 2008, a 10% decline in the value of the equity securities would result in an unrealized loss of $3,063,650, as compared to an estimated unrealized loss of $3,267,859 as of December 31, 2007.  The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by the Company of future market events, but rather as an illustration of the potential impact of such an event.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Listed below are the financial statements included in this Part of the Annual Report on SEC Form 10-K:

Page No.
UTG, INC. AND CONSOLIDATED SUBSIDIARIES

Report of Management on Internal Controls Over Financial Reporting……..…............................

Report of Brown Smith Wallace LLC, Independent
  Registered Public Accounting Firm for the years ended December 31, 2008 and 2007……..…....
35 36
Consolidated Balance Sheets………………………………………………………………………....….	37
Consolidated Statements of Operations…………………………………………………..………...……	38
Consolidated Statements of Shareholders' Equity………………………………………..………...…..	39
Consolidated Statements of Cash Flows……………………………………………………......…...….	40
Notes to Consolidated Financial Statements……………………………………………………......…..	41-65

Report of Management on Internal Controls Over Financial Reporting

The management of UTG, Inc. (“UTG”) is responsible for establishing and maintaining adequate internal control over financial reporting. UTG’s internal control system is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financials statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of UTG’s internal controls over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), in Internal Control-Integrated Framework. Based on our assessment we concluded that, as of December 31, 2008 UTG’s internal control over financial reporting is effective.

The Company is considered a non-accelerated filer thus, the registered public accounting firm, which audited the financial statements included in the annual report, is not required to issue an attestation report on management’s assessment of internal control over financial reporting for December, 31 2008. The Securities and Exchange Commission is currently reviewing whether or not an attestation report will be required in the future. If the SEC makes no changes, the Company will be required to have an audit performed as of December 31, 2009.

Report of Brown Smith Wallace, LLC
Independent Registered Public Accounting Firm

Board of Directors and Shareholders
UTG, Inc.
Springfield, Illinois

We have audited the accompanying consolidated balance sheets of UTG, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for years then ended. UTG, Inc’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UTG, Inc. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of UTG, Inc.’s internal control over financial reporting as of December 31, 2008 included in the accompanying Report of Management on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

We have also audited Schedule I as of December 31, 2008, and the Schedules II, IV and V as of December 31, 2008 and 2007, of UTG, Inc. and subsidiaries and Schedules II, IV and V for the years then ended.  In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.

/s/ Brown Smith Wallace, LLC

March 30, 2009

UTG, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007

ASSETS

	2008	2007
Investments:
Fixed maturities held to maturity, at amortized cost
(market $0 and $6,330,036)	$0	$6,006,846
Investments held for sale:
Fixed maturities, at market (cost $175,053,102 and $196,079,174)	178,689,861	197,974,206
Equity securities, at market (cost $32,171,722 and $26,882,317)	30,636,500	32,678,592
Mortgage loans on real estate at amortized cost	42,472,916	45,602,147
Investment real estate, at cost, net of accumulated depreciation	41,780,466	39,154,175
Policy loans	14,632,855	15,643,238
Short-term investments	0	933,967
	308,212,598	337,993,171

Cash and cash equivalents	39,995,875	17,746,468
Securities of affiliate	4,000,000	4,000,000
Accrued investment income	2,049,173	2,485,594
Reinsurance receivables:
Future policy benefits	70,610,348	73,450,212
Policy claims and other benefits	5,262,560	4,657,663
Cost of insurance acquired	24,293,914	28,337,021
Deferred policy acquisition costs	813,470	1,009,528
Property and equipment, net of accumulated depreciation	1,672,968	1,752,199
Income taxes receivable, current	422,915	0
Other assets	445,483	2,222,898
Total assets	$457,779,304	$473,654,754

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
Future policy benefits	$340,883,754	$346,076,921
Policy claims and benefits payable	3,885,282	3,198,166
Other policyholder funds	1,187,870	1,000,216
Dividend and endowment accumulations	14,129,025	14,039,241
Income taxes payable, current	0	450,626
Deferred income taxes	14,693,795	16,502,035
Notes payable	15,616,766	19,914,346
Other liabilities	8,087,571	9,486,971
Total liabilities	398,484,063	410,668,522
Minority interests in consolidated subsidiaries	13,050,030	14,231,707

Shareholders' equity:
Common stock - no par value, stated value $.001 per share.
Authorized 7,000,000 shares - 3,834,031 and 3,849,533 shares issued
and outstanding after deducting treasury shares of 400,315 and 384,813	3,834	3,849
Additional paid-in capital	41,943,229	42,067,229
Retained earnings	3,028,744	2,374,990
Accumulated other comprehensive income	1,269,404	4,308,457
Total shareholders' equity	46,245,211	48,754,525
Total liabilities and shareholders' equity	$457,779,304	$473,654,754

See accompanying notes.

UTG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008 and 2007

	2008	2007

Revenues:

Premiums and policy fees	$18,489,073	$19,104,158
Reinsurance premiums and policy fees	(5,180,334)	(4,690,792)
Net investment income	17,516,435	16,880,362
Realized investment gains, net	2,362,578	5,467,207
Other income	2,051,528	2,111,637
	35,239,280	38,872,572

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life	25,297,205	25,567,473
Reinsurance benefits and claims	(4,182,981)	(3,145,550)
Annuity	1,373,230	(471,222)
Dividends to policyholders	1,000,197	1,170,631
Commissions and amortization of deferred
policy acquisition costs	(1,650,926)	(2,016,521)
Amortization of cost of insurance acquired	4,043,107	4,282,715
Operating expenses	7,231,903	8,019,556
Interest expense	906,412	1,391,427
	34,018,147	34,798,509

Income before income taxes and minority
interest	1,221,133	4,074,063
Income tax expense	(915,195)	(383,197)
Minority interest in income of consolidated
subsidiaries	347,816	(1,548,247)

Net income	$653,754	$2,142,619

Basic income per share	$0.17	$0.56

Diluted income per share	$0.17	$0.56

Basic weighted average shares outstanding	3,844,081	3,851,596

Diluted weighted average shares outstanding	3,844,081	3,851,596

See accompanying notes.

UTG, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For The Years Ended December 31, 2008 and 2007

	2008		2007

Common stock
Balance, beginning of year	$3,849		$3,843
Issued during year	0		30
Treasury shares acquired	(15)		(24)
Change in stated value	0		0
Balance, end of year	$3,834		$3,849

Additional paid-in capital
Balance, beginning of year	$42,067,229		$41,813,690
Issued during year	0		446,668
Treasury shares acquired	(124,000)		(190,530)
Retired during year	0		(2,599)
Change in stated value	0		0
Balance, end of year	$41,943,229		$42,067,229

Retained earnings (accumulated deficit)
Balance, beginning of year	$2,374,990		$232,371
Net income	653,754	$653,754	2,142,619	$2,142,619
Balance, end of year	$3,028,744		$2,374,990

Accumulated other comprehensive income
Balance, beginning of year	$4,308,457		$2,976,488
Other comprehensive income (loss)
Unrealized holding gain (loss) on securities
net of minority interest and
reclassification adjustment and taxes	(3,039,053)	(3,039,053)	1,331,969	1,331,969
Comprehensive income (loss)		$(2,385,299)		$3,474,588
Balance, end of year	$1,269,404		$4,308,457

Total shareholders' equity, end of year	$46,245,211		$48,754,525

See accompanying notes.

UTG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007

	2008	2007

Cash flows from operating activities:
Net income	$653,754	$2,142,619
Adjustments to reconcile net income to net cash
provided by operating activities net of changes in assets and liabilities resulting from the sales and purchases of subsidiaries:
Amortization/accretion of fixed maturities	127,653	93,211
Realized investment (gains) losses, net	(2,362,578)	(5,467,208)
Amortization of deferred policy acquisition costs	196,058	179,360
Amortization of cost of insurance acquired	4,043,107	4,282,715
Depreciation	1,093,746	1,015,083
Minority interest	(347,816)	1,548,247
Charges for mortality and administration
of universal life and annuity products	(8,345,932)	(8,607,194)
Interest credited to account balances	5,629,810	5,286,528
Change in accrued investment income	436,421	339,381
Change in reinsurance receivables	2,234,967	703,076
Change in policy liabilities and accruals	(1,741,377)	(2,911,180)
Change in income taxes payable	(1,219,988)	(157,125)
Change in other assets and liabilities, net	797,406	2,362,186
Net cash provided by operating activities	1,195,231	809,699

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities held for sale	46,480,399	67,386,270
Fixed maturities matured	0	1,596,785
Equity securities	25,642,253	140,390
Mortgage loans	8,371,546	9,230,011
Real estate	599,544	36,366,487
Policy loans	5,646,885	4,685,078
Short-term	933,967	1,312,195
Other invested assets	0	793,749
Total proceeds from investments sold and matured	87,674,594	121,510,965
Cost of investments acquired:
Fixed maturities held for sale	(21,695,379)	(29,730,542)
Fixed maturities	0	(1,319,428)
Equity securities	(25,578,919)	(16,991,419)
Mortgage loans	(5,242,315)	(22,816,712)
Real estate	(4,116,214)	(33,506,988)
Policy loans	(4,085,072)	(4,396,791)
Short-term	0	(2,193,967)
Other invested assets	(880,000)	(800,000)
Total cost of investments acquired	(61,597,899)	(111,755,847)
Purchase of property and equipment	(124,136)	(72,674)
Sale of property and equipment	0	1,191,508
Net cash provided by investing activities	25,952,559	10,873,952

Cash flows from financing activities:
Policyholder contract deposits	5,678,617	7,331,444
Policyholder contract withdrawals	(4,668,235)	(6,918,990)
Proceeds from notes payable/line of credit	4,000,000	21,607,423
Payments of principal on notes payable/line of credit	(8,297,580)	(24,683,158)
Issuance of common stock	0	444,099
Purchase of treasury stock	(124,015)	(190,554)
Purchase of minority interest in consolidated subsidiary	(1,487,170)	0
Net cash used in financing activities	(4,898,383)	(2,409,736)

Net increase in cash and cash equivalents	22,249,407	9,273,915
Cash and cash equivalents at beginning of year	17,746,468	8,472,553
Cash and cash equivalents at end of year	$39,995,875	$17,746,468

See accompanying notes.

UTG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	ORGANIZATION - At December 31, 2008, the significant majority-owned subsidiaries of UTG, Inc were as depicted on the following organizational chart.

UTG, Inc. and its subsidiaries are collectively referred to as (“The Company”).  The Company’s significant accounting policies, consistently applied in the preparation of the accompanying consolidated financial statements, are summarized as follows.

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

C.	BUSINESS SEGMENTS - The Company has only one significant business segment – insurance.

D.	BASIS OF PRESENTATION - The financial statements of UTG, Inc., and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Investments held for sale - at fair value.  Unrealized gains and losses deemed temporary, net of deferred income taxes, are credited or charged, as appropriate, directly to accumulated other comprehensive income or loss (a component of stockholders’ equity).  Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Operations, using the constant yield method over the period to maturity.  Net realized gains and losses on sales of held for sale securities, and unrealized losses considered to be other than temporary, are credited or charged to net realized investment gains (losses) in the Consolidated Statements of Operations.

Mortgage loans on real estate - at unpaid balances, adjusted for amortization of premium or discount, less allowance for possible losses.

Real estate - investment real estate at cost less allowance for depreciation and, as appropriate, provisions for possible losses.  Accumulated depreciation on investment real estate was $1,962,109 and $594,043 as of December 31, 2008 and 2007, respectively.

Policy loans - at unpaid balances including accumulated interest but not in excess of the cash surrender value of the related policy.
Short-term investments - at cost, which approximates current market value.
Realized gains and losses on sales of investments are recognized in net income on the specific identification basis.
Unrealized gains and losses on investments carried at market value are recognized in other comprehensive income on the specific identification basis.
G.	CASH EQUIVALENTS - The Company considers certificates of deposit and other short-term instruments with an original purchased maturity of three months or less to be cash equivalents.
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

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges.  Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances.  Interest crediting rates for universal life and interest sensitive products range from 4.0% to 5.5% as of December 31, 2008 and 2007.

J.

POLICY AND CONTRACT CLAIMS - Policy and contract claims include provisions for reported claims in process of settlement, valued in accordance with the terms of the policies and contracts, as well as provisions for claims incurred and unreported based on prior experience of the Company.  Incurred but not reported claims were $1,312,848 and $1,232,848 as of December 31, 2008 and 2007, respectively.

K.

COST OF INSURANCE ACQUIRED - When an insurance company is acquired, the Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition.  The cost of policies purchased represents the actuarially determined present value of the projected future profits from the acquired policies.  The Company utilized 9% discount rate on approximately 14% of the business, 12% discount rate on approximately 83% of the business and 15% discount rate on approximately 3% of the business.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits.  The interest rates utilized in the amortization calculation are 9% on approximately 7% of the balance, 12% on approximately 50% of the balance and 15% on 43% of the balance.  The interest rates vary due to differences in the blocks of business.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.

	2008	2007
Cost of insurance acquired, beginning of year	$28,337,021	$32,808,159
Acquired with acquisition of Subsidiary	(0)	(188,423)
Interest accretion	5,437,426	6,024,911
Amortization	(9,480,533)	(10,307,626)
Net amortization	(4,043,107)	(4,282,715)
Cost of insurance acquired, end of year	$24,293,914	$28,337,021

Cost of insurance acquired was tested for impairment as part of the regular reporting process.  The fair value of the cost of insurance acquired was estimated using the expected present value of future cash flows.  No impairment loss was realized during any of the three years presented.

Estimated net amortization expense of cost of insurance acquired for the next five years is as follows:

	Interest Accretion	Amortization	Net Amortization
2009	$4,885,000	$ 8,879,000	$ 3,994,000
2010	2,437,000	4,345,000	1,908,000
2011	2,230,000	3,833,000	1,603,000
2012	2,037,000	3,529,000	1,492,000
2013	1,858,000	3,244,000	1,386,000

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

The following table summarizes deferred policy acquisition costs and related data for the years shown.

	2008	2007
Deferred, beginning of year	$1,009,528	$1,188,888

Acquisition costs deferred:
Commissions	0	0
Other expenses	0	0
Total	0	0

Interest accretion	9,000	9,000
Amortization charged to income	(205,058)	(188,360)
Net amortization	(196,058)	(179,360)

Change for the year	(196,058)	(179,360)

Deferred, end of year	$813,470	$1,009,528

Estimated net amortization expense of deferred policy acquisition costs for the next five years is as follows:

	Interest		Net
	Accretion	Amortization	Amortization

2009	$8,000	$186,000	$178,000
2010	6,000	104,000	98,000
2011	5,000	77,000	72,000
2012	4,000	66,000	62,000
2013	4,000	53,000	49,000

M.
PROPERTY AND EQUIPMENT - Company-occupied property, data processing equipment and furniture and office equipment are stated at cost less accumulated depreciation of $2,896,107 and $2,681,009 at December 31, 2008 and 2007, respectively.  Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of three to thirty years.  Depreciation expense was $214,245 and $258,298 for the years ended December 31, 2008 and 2007, respectively.

N.

INCOME TAXES - Income taxes are reported under Statement of Financial Accounting Standards Number 109 and Interpretation Number 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement number 109”.  Deferred income taxes are recorded to reflect the tax consequences on future periods of differences between the tax bases of assets and liabilities and their financial reporting amounts at the end of each such period.

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

P.	TREASURY SHARES - The Company holds 400,315 and 384,813 shares of common stock as treasury shares with a cost basis of $2,970,533 and $2,846,517 at December 31, 2008 and 2007, respectively.
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

R.

PARTICIPATING INSURANCE - Participating business represents 9% and 9% of life insurance in force at December 31, 2008 and 2007, respectively.  Premium income from participating business represents 37% and 42% of total premiums for the years ended December 31, 2008 and 2007, respectively.  The amount of dividends to be paid is determined annually by the insurance subsidiary's Board of Directors.  Earnings allocable to participating policyholders are based on legal requirements that vary by state.

S.

RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the 2008 presentation.  Such reclassifications had no effect on previously reported net income or shareholders' equity.

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

U.

IMPAIRMENT OF LONG LIVED ASSETS - The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets may warrant revision or that the remaining balance of an asset may not be recoverable.  The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis.  In the opinion of management, no such impairment existed at December 31, 2008.

2.	SHAREHOLDER DIVIDEND RESTRICTION

At December 31, 2008, substantially all of consolidated shareholders' equity represents net assets of UTG’s subsidiaries.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.  UG, AC and TI’s dividend limitations are described below.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus.  For the year ended December 31, 2008, UG had a statutory gain from operations of $4,825,058.  At December 31, 2008, UG's statutory capital and surplus amounted to $27,483,161.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid a dividend of $3,000,000 to UTG in 2007 and again in 2008. None of the dividends paid were considered to be an extraordinary dividend.

AC and TI are Texas domiciled insurance companies, which requires eleven days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory earnings or b) 10% of statutory capital and surplus.  At December 31, 2008 AC and TI statutory shareholders' equity was $7,345,919 and $2,565,614, respectively.  At December 31, 2008, AC and TI statutory net income was $1,164,325 and $48,944, respectively.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  AC paid ordinary dividends of $0 and $500,000 during 2008 and 2007 respectively. TI paid ordinary dividends of $0 and $250,000 during 2008 and 2007 respectively.

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109" ("Interpretation 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The recognition threshold is based on a determination of whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized.

At December 31, 2008 and 2007, respectively, the Company had gross deferred tax assets of $2,352,740 and $2,818,386 net of valuation allowances of $529,521 and $404,872, and gross deferred tax liabilities of $17,046,534 and $19,320,421, resulting from temporary differences primarily related to the life insurance subsidiaries.  The valuation allowance in the current period was from ACAP and its consolidated subsidiaries that for tax purposes generated a net operating loss of $1,648,710 and $1,156,777 during 2008 and 2007 respectively.  The Company established a deferred tax asset of $529,521 and $404,872 in 2008 and 2007 respectively relating to the operating loss carry forwards. In 2008 and 2007 the Company established an offsetting allowance of $529,521 and $404,872 respectively for the losses.  The allowance was established as a result of uncertainty in the Company’s ability to utilize the loss carryforward which is dependent on generating sufficient taxable income prior to expiration of the loss carry forward.  The Company has not experienced any reductions of deferred tax assets due to the lapse of applicable statute of limitations. The 2008 net operating loss expires in 2028. The 2007 net operating loss expires in 2027.

The Company does not have any unrecognized tax benefits resulting from tax positions taken that is believed by management to be potentially challenged and disallowed by taxing authorities.

The Company classifies interest and penalties on underpayment of income taxes as income tax expense.  No interest or penalties were included in the reported income taxes for the years presented.  Tax years 2005 to current remain subject to examination.  The Company has no agreements of extension of the review period currently in effect.  The Company is not aware of any potential or proposed changes to any of its tax filings.

The companies of the group file separate federal income tax returns except for Acap Corporation, AC, TI, and Imperial Plan, which file a consolidated life/non-life federal income tax return.

Life insurance company taxation is based primarily upon statutory results with certain special deductions and other items available only to life insurance companies.  Income tax expense consists of the following components:

	2008	2007
Current tax expense	$1,261,641	$1,076,824
Deferred tax expense	(346,446)	(693,627)
	$915,195	$383,197

ACAP and its consolidated subsidiaries for tax purposes generated a net operating loss during 2008 of $645,932.  The Company has established a deferred tax asset of $226,076 relating to this operating loss carryforward and has established an offsetting allowance of $226,076.

The following table shows the reconciliation of net income to taxable income of UTG:

	2008	2007
Net income	$653,754	$2,142,619
Depreciation	38,632	54,564
Management/consulting fees	(54,500)	(99,486)
Federal income tax provision	148,730	221,820
Gain of subsidiaries	(407,065)	(1,870,426)
Taxable income	$379,551	$449,091

The expense for income differed from the amounts computed by applying the applicable United States statutory rate of 35% before income taxes as a result of the following differences:

	2008	2007
Tax computed at statutory rate	$427,397	$1,425,922
Changes in taxes due to:
Utilization of AMT credit carryforward	(100,780)	0
Utilization of capital loss carryforward	0	0
Dividend received deduction	0	(246,255)
Depreciation	0	0
Current year losses with no tax benefit	529,521	404,872
Minority interest	121,736	(541,886)
Utilization of net operating loss carryforward	0	0
Small company deduction	(548,120)	(604,105)
Other	485,441	(55,351)
Income tax expense	$915,195	$383,197

The following table summarizes the major components that comprise the deferred tax liability as reflected in the balance sheets:

	2008	2007
Investments	$4,247,725	$5,638,562
Cost of insurance acquired	8,502,870	9,917,957
Deferred policy acquisition costs	284,715	353,335
Management/consulting fees	(206,820)	(225,895)
Future policy benefits	1,191,307	1,098,084
Gain on sale of subsidiary	2,312,483	2,312,483
Allowance for uncollectibles	0	(61,711)
Other liabilities	(306,083)	(637,692)
Federal tax DAC	(1,332,402)	(1,893,088)
Deferred tax liability	$14,693,795	$16,502,035

4.	ANALYSIS OF INVESTMENTS, INVESTMENT INCOME AND INVESTMENT GAIN
A.	NET INVESTMENT INCOME - The following table reflects net investment income by type of investment:

	December 31,
	2008	2007
Fixed maturities and fixed maturities held for sale	$10,494,422	$11,790,380
Equity securities	2,266,380	1,077,749
Mortgage loans	3,042,688	2,689,956
Real estate	5,452,735	4,599,005
Policy loans	704,235	951,394
Short-term investments	67,027	21,929
Cash	336,367	316,891
Total consolidated investment income	22,363,854	21,447,304
Investment expenses	(4,847,419)	(4,566,942)
Consolidated net investment income	$17,516,435	$16,880,362

The following table summarizes the Company's fixed maturity holdings and investments held for sale by major classifications:

	Carrying Value
	2008	2007
Investments held for sale:
Fixed maturities
U.S. Government, government agencies and authorities	$51,808,494	$30,536,628
State, municipalities and political subdivisions	475,405	3,540,633
Collateralized mortgage obligations	87,590,099	89,804,412
Public utilities	2,702,484	4,594,514
All other corporate bonds	36,113,379	69,498,019
	$178,689,861	$197,974,206

Equity securities
Public utilities	$500,001	$0
Banks, trusts and insurance companies	4,647,000	10,577,587
Industrial and miscellaneous	25,489,499	22,101,005
	$30,636,500	$32,678,592

	Carrying Value
	2008	2007

Fixed maturities held to maturity:
U.S. Government, government agencies and authorities	$0	$5,474,946
State, municipalities and political subdivisions	0	504,165
Collateralized mortgage obligations	0	27,735
	$0	$6,006,846

Securities of affiliate	$4,000,000	$4,000,000

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

The following table summarizes securities held, at amortized cost, that are below investment grade by major classification:

	December 31,
Below Investment Grade Investments	2008	2007

States, municipalities & political subdivisions	$10,000	$0
CMO	5,183	0
Corporate	5,733,113	489,673
Total	$5,748,296	$489,673

B.	INVESTMENT SECURITIES
The amortized cost and estimated market values of investments in securities including investments held for sale are as follows:

December 31, 2008	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investments held for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$45,837,369	$5,971,119	$0	$51,808,488
States, municipalities and political subdivisions	485,000	1,206	(10,801)	475,405
Collateralized mortgage obligations	85,281,137	2,530,312	(221,345)	87,590,104
Public utilities	2,707,070	29,427	(34,012)	2,702,485
All other corporate bonds	40,742,526	313,560	(4,942,707)	36,113,379
	175,053,102	8,845,624	(5,208,865)	178,689,861
Equity securities	32,171,722	20,500	(1,555,722)	30,636,500
Total	$207,224,824	$8,866,124	$(6,764,587)	$209,326,361

Securities of affiliate	$4,000,000	$0	$0	$4,000,000

2007	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investments held for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$29,054,693	$1,482,348	$(413)	$30,536,628
States, municipalities and political subdivisions	3,457,961	82,672	0	3,540,633
Collateralized mortgage obligations	89,906,087	541,182	(642,857)	89,804,412
Public utilities	4,425,263	178,004	(8,753)	4,594,514
All other corporate bonds	69,235,170	1,381,579	(1,118,730)	69,498,019
	196,079,174	3,665,785	(1,770,753)	197,974,206
Equity securities	26,882,317	7,377,656	(1,581,381)	32,678,592
Total	$222,961,491	$11,043,441	$(3,352,134)	$230,652,798

Fixed maturities held to maturity:
U.S. Government and govt. agencies and authorities	$5,474,946	$316,293	$0	$5,791,239
States, municipalities and political subdivisions	504,165	7,016	0	511,181
Collateralized mortgage obligations	27,735	117	(236)	27,616
Total	$6,006,846	$323,426	$(236)	$6,330,036

Securities of affiliate	$4,000,000	$0	$0	$4,000,000

The Company held one fixed maturity investment of $4,781,639 at December 31, 2008 and did not hold any fixed maturity investments at December 31, 2007 that exceeded 10% of shareholder’s equity.  The Company held two equity investments totaling $12,157,539 and two equity investments totaling $18,611,018 that exceeded 10% of shareholder’s equity at December 31, 2008 and 2007, respectively.

The fair value of investments with sustained gross unrealized losses at December 31, 2008 and 2007 are as follows:

2008	Less than 12 months	12 Months or longer	Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S Government and govt. agencies and authorities	$0	0	0	0	0	0
States, municipalities and political subdivisions	459,199	(10,801)	0	0	459,199	(10,801)
Collateralized mortgage obligations	1,361,720	(174,613)	4,413,767	(46,732)	5,775,487	(221,345)
Public utilities	883,589	(34,012)	0	0	883,589	(34,012)
All other corporate bonds	9,596,967	(1,145,616)	15,885,999	(3,797,093)	25,482,966	(4,942,709)
Total fixed maturity	$12,301,475	(1,365,042)	20,299,766	(3,843,825)	32,601,241	(5,208,867)
Equity securities	$21,212,407	(1,471,682)	1,583,050	(84,041)	22,795,457	(1,555,723)

2007	Less than 12 months	12 Months or longer	Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S Government and govt. agencies and authorities	$338,769	(413)	0	0	338,769	(413)
Collateralized mortgage obligations	7,861,524	(114,149)	34,701,460	(528,944)	42,562,984	(643,093)
Public utilities	501,007	(8,753)	0	0	501,007	(8,753)
All other corporate bonds	30,121,438	(594,641)	7,410,565	(524,089)	37,532,003	(1,118,730)
Total fixed maturity	$38,822,738	(717,956)	42,112,025	(1,053,033)	80,934,763	(1,770,989)
Equity securities	$8,624,374	(1,581,381)	0	0	8,624,374	(1,581,381)

The unrealized losses of fixed maturity investments were primarily due to financial market participants perception of increased risks associated with the current market environment, resulting in higher interest rates.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  The unrealized losses of equity investments were primarily caused by normal market fluctuations in publicly traded securities.  The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary.  Based on an evaluation of the issues, including, but not limited to, intentions to sell or ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover; the length of time and amount of the unrealized loss; and the credit ratings of the issuers of the investments, the Company held one investment as other-than-temporarily impaired and did not consider any other investments to be other-than-temporarily impaired at December 31, 2008 and 2007, respectively.

The amortized cost and estimated market value of debt securities at December 31, 2008, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Held for Sale December 31, 2008	Amortized Cost	Estimated Market Value
Due in one year or less	$3,996,488	$4,022,705
Due after one year through five years	24,584,663	24,077,196
Due after five years through ten years	44,225,709	46,916,073
Due after ten years	24,207,934	24,617,353
Collateralized mortgage obligations	78,038,308	79,056,534
Total	$175,053,102	$178,689,861

An analysis of sales, maturities and principal repayments of the Company's fixed maturities portfolio for the years ended December 31, 2008 and 2007 is as follows:

Year ended December 31, 2008	Original or Amortized Cost	Gross Realized Gains	Gross Realized Losses	Proceeds From Sale
Scheduled principal repayments, Calls and tenders:
Held for sale	$12,892,114	$0	$0	$12,892,114
Held to maturity	33,455	0	0	33,455
Sales:
Held for sale	25,745,415	154,242	(2,111,910)	23,787,747
Held to maturity	254,423	0	(2,331)	252,092
Total	$38,925,407	$154,242	$(2,114,241)	$36,965,408

Year ended December 31, 2007	Original or Amortized Cost	Gross Realized Gains	Gross Realized Losses	Proceeds From Sale
Scheduled principal repayments, Calls and tenders:
Held for sale	$22,937,961	$34,076	$0	$22,972,037
Held to maturity	1,596,785	0	0	1,596,785
Sales:
Held for sale	44,801,958	183,513	(733,841)	44,251,630
Held to maturity	0	0	0	0
Total	$69,336,704	$217,589	$(733,841)	$68,820,452

Annually, the Company completes an analysis of sales of securities held to maturity to further assess the issuer’s creditworthiness of fixed maturity holdings.
C.	INVESTMENTS ON DEPOSIT - At December 31, 2008, investments carried at approximately $9,912,000 were on deposit with various state insurance departments.

5.	DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The following table presents the level within the hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of December 31, 2008.

	Level 1	Level 2	Level 3	Total
Assets
Fixed Maturities, held for sale	7,875,271	170,814,590	-	178,689,861
Equity Securities, held for sale	27,142,707	3,493,793	-	30,636,500
Total Financial Assets Carried at Fair Value	$35,017,978	$174,308,383	$-	$209,326,361

The financial statements include various estimated fair value information at December 31, 2008 and 2007, as required by Statement of Financial Accounting Standards 107, Disclosure about Fair Value of Financial Instruments (SFAS 107).  Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company.

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

(b)  Fixed maturities and investments held for sale

The Company utilized a pricing service to estimate fair value measurements for its fixed maturities and public common and preferred stocks.  The pricing service utilizes market quotations for securities that have quoted market prices in active markets.  Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing.  As the fair value estimates of most fixed maturity investments are based on observable market information rather than market quotes, the estimates of fair value other than U.S. Treasury securities are included in Level 2 of the hierarchy.  U.S. Treasury securities are included in the amount disclosed in Level 1 as the estimates are based on unadjusted prices.  The Company’s Level 2 investments include obligations of U.S. government agencies, municipal bonds, corporate debt securities and other mortgage backed securities.

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

The estimated fair values of the Company's financial instruments required to be valued by SFAS 107 are as follows as of December 31:

	2008		2007
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed maturities	$0	$0	$6,006,846	$6,330,036
Fixed maturities held for sale	178,689,861	178,689,861	197,974,206	197,974,206
Equity securities	30,636,500	30,636,500	32,678,592	32,678,592
Securities of affiliate	4,000,000	4,000,000	4,000,000	4,000,000
Mortgage loans on real estate	42,472,916	43,663,279	45,602,147	46,026,195
Policy loans	14,632,855	14,632,855	15,643,238	15,643,238
Short-term investments	0	0	933,967	933,967
Liabilities
Notes payable	15,616,766	15,128,452	19,914,346	19,190,061

6.	STATUTORY EQUITY AND INCOME FROM OPERATIONS

The Company's insurance subsidiaries are domiciled in Ohio and Texas.  The insurance subsidiaries prepare their statutory-based financial statements in accordance with accounting practices prescribed or permitted by the respective insurance department.  These principles differ significantly from accounting principles generally accepted in the United States of America.  "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC).  "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, from company to company within a state, and may change in the future.  UG's total statutory shareholders' equity was approximately $27,483,000 and $30,131,000 at December 31, 2008 and 2007, respectively.  UG reported a statutory operating income before taxes (exclusive of inter-company dividends) of approximately $4,825,000 and $4,662,000 for 2008 and 2007, respectively.  AC's total statutory shareholders' equity was approximately $7,346,000 and $8,166,000 at December 31, 2008 and 2007.  AC reported a statutory operating income before taxes (exclusive of inter-company dividends) of approximately $1,164,000 and $999,000 for 2008 and 2007 respectively.  TI's total statutory shareholders' equity was approximately $2,565,000 and $2,432,000 at December 31, 2008.and 2007, respectively.  TI reported a statutory operating income before taxes (exclusive of inter-company dividends) of approximately $48,944 and $290,000 for 2008 and 2007 respectively.

7.	REINSURANCE

As is customary in the insurance industry, the insurance subsidiaries cede insurance to, and assume insurance from, other insurance companies under reinsurance agreements.  Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk.  The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it.  However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies.  The Company sets a limit on the amount of insurance retained on the life of any one person.  The Company will not retain more than $125,000, including accidental death benefits, on any one life.  At December 31, 2008, the Company had gross insurance in force of $2.037 billion of which approximately $491 million was ceded to reinsurers.

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

UG entered into a coinsurance agreement with Park Avenue Life Insurance Company (PALIC) effective September 30, 1996.  Under the terms of the agreement, UG ceded to PALIC substantially all of its then in-force paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  PALIC and its ultimate parent, The Guardian Life Insurance Company of America (Guardian), currently hold an “A” (Excellent) and "A++" (Superior) rating, respectively, from A.M. Best.  The PALIC agreement accounts for approximately 65% of UG’s reinsurance reserve credit, as of December 31, 2008.

On September 30, 1998, UG entered into a coinsurance agreement with The Independent Order of Vikings, (IOV) an Illinois fraternal benefit society.  Under the terms of the agreement, UG agreed to assume, on a coinsurance basis, 25% of the reserves and liabilities arising from all in-force insurance contracts issued by the IOV to its members.  At December 31, 2008, the IOV insurance in-force assumed by UG was approximately $1,637,000, with reserves being held on that amount of approximately $382,000.

On June 7, 2000, UG assumed an already existing coinsurance agreement, dated January 1, 1992, between Lancaster Life Reinsurance Company (LLRC), an Arizona corporation and Investors Heritage Life Insurance Company (IHL), a corporation organized under the laws of the Commonwealth of Kentucky.  Under the terms of the agreement, LLRC agreed to assume from IHL a 90% quota share of new issues of credit life and accident and health policies that have been written on or after January 1, 1992 through various branches of the First Southern National Bank.  The maximum amount of credit life insurance that can be assumed on any one individual’s life is $15,000.  UG assumed all the rights and obligations formerly held by LLRC as the reinsurer in the agreement.  LLRC liquidated its charter immediately following the transfer.  At December 31, 2008, the IHL agreement has insurance in-force of approximately $1,685,000, with reserves being held on that amount of approximately $23,000.

At December 31, 1992, AC entered into a reinsurance agreement with Canada Life Assurance Company (“the Canada Life agreement”) that fully reinsured virtually all of its traditional life insurance policies.  The reinsurer’s obligations under the Canada Life agreement were secured by assets withheld by AC representing policy loans and deferred and uncollected premiums related to the reinsured policies.  AC continues to administer the reinsured policies, for which it receives an expense allowance from the reinsurer.  At December 31, 2008, the Canada Life agreement has insurance in-force of approximately $73,639,000, with reserves being held on that amount of approximately $38,523,000.

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

During 1998, AC closed a coinsurance transaction with Universal Life Insurance Company (“Universal”). Pursuant to the coinsurance agreement, AC coinsured 100% of the individual life insurance policies of Universal in force at January 1, 1998.  At December 31, 2008, the Universal agreement has insurance in-force of approximately $14,309,000, with reserves being held on that amount of approximately $4,975,000.

The treaty with Canada Life provides that AC is entitled to 85% of the profits (calculated pursuant to a formula contained in the treaty) beginning when the accumulated profits under the treaty reach a specified level.  As of December 31, 2008, there remains $473,304 in profits to be generated before AC is entitled to 85% of the profits.  Should future experience under the treaty match the experience of recent years, which cannot reliably be predicted to occur, the accumulated profits would reach the specified level towards the end of 2009.  However, regarding the uncertainty as to when the specified level may be reached, it should be noted that the experience has been erratic from year to year and the number of policies in force that are covered by the treaty diminishes each year.

All reinsurance for TI was with a single, unaffiliated reinsurer, Hannover Life Reassurance (Ireland) Limited ("Hannover"), secured by a trust account containing letters of credit.  TI administered the reinsurance policies, for which it received an expense allowance from Hannover.  The Hannover treaty provided that TI could recapture the treaty without a charge to surplus under statutory accounting beginning when the accumulated profits (calculated pursuant to a formula contained in the treaty) reached a specified level.  As of December 31, 2007, there remained $91,168 in profits to be generated before TI could recapture the treaty without a surplus charge.  During early 2008, $91,168 was repaid through profits generated on the block of business covered by the agreement and the treaty was recaptured April of 2008.  At December 31, 2008, there is no outstanding money on the surplus aid.

On December 31, 2006, AC and TI entered into 100% coinsurance agreements whereby each company ceded all of its A&H business to an unaffiliated reinsurer, Reserve National Insurance Company (Reserve National).  As part of the agreement, the Company remained contingently liable for claims incurred prior to the effective date of the agreement, for a period of one year.  At the end of the one year period, on December 31, 2007, an accounting of these claims was produced.  Any difference in the actual claims to the claim reserve liability transferred will be refunded to / paid by the Company.  At December 31, 2007, AC owed $93,384 and TI owed $902 to the unaffiliated third party.  The amounts were included in each company’s 2007 financial statements.  Reserve National currently holds an “A-“ (Excellent) rating by A.M. Best.  During 2007, the policies coinsured under these agreements were assumption reinsured by Reserve National, thus releasing the Company from any further contingent liability under these policies.  During March of 2008, AC paid $93,384 and TI paid $902 to the unaffiliated third party.

The Company does not have any short-duration reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2008 and 2007 were as follows:

	Year ended December 31, Shown in thousands
	2008 Premiums Earned	2007 Premiums Earned
Direct	$18,305	$19,945
Assumed	184	223
Ceded	(5,180)	(5,755)
Net premiums	$13,309	$14,413

8.	COMMITMENTS AND CONTINGENCIES

The insurance industry has experienced a number of civil jury verdicts which have been returned against life and health insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters.  Some of the lawsuits have resulted in the award of substantial judgments against the insurer, including material amounts of punitive damages.  In some states, juries have substantial discretion in awarding punitive damages in these circumstances.  In the normal course of business the Company is involved from time to time in various legal actions and other state and federal proceedings.  There were no proceedings pending or threatened as of December 31, 2008.

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

On June 10, 2002 UTG and Stone River formed an alliance between their respective organizations to provide third party administration (TPA) services to insurance companies seeking business process outsourcing solutions.  Stone River is responsible for the marketing and sales function for the alliance, as well as providing the operations processing service for the Company.  The Company will staff the administration effort.  Stone River is an independent, full-service provider of integrated data processing and information management systems to the financial industry, headquartered in Brookfield, Wisconsin.

In June 2002, the Company entered into a five-year contract with Stone River for services related to its purchase of the “ID3” software system.  The contract was amended during 2006 for a five year period ended 2011.  Under the contract, the Company is required to pay $8,333 per month in software maintenance costs and a minimum charge of $14,000 per month in offsite data center costs, for a five-year period ending in 2011.

On December 31, 2006, the Company entered into a 100% coinsurance agreement whereby the insurance subsidiaries, AC and TI, ceded all of their A&H business to an unaffiliated third party.  As part of the agreement, AC and TI remain contingently liable for claims incurred prior to the effective date of the agreement, for a period of one year.  During the first quarter of 2007 the policies coinsured under these agreements were assumption reinsured by Reserve National, thus releasing the Company form any further contingent liability under these policies.

UG currently has an unresolved dispute with one of its outside reinsurers.  The issue relates to reinsurance premiums. The reinsurer claims UG owes for years 2005 through 2007 in the amount of $987,000.  In early 2008, the reinsurer billed UG for these amounts, providing no information or explanation.  The related treaty was originally with another outside reinsurer and was acquired by the current reinsurer in a reinsurance block acquisition.  The treaty is a yearly renewable term (“YRT”) cession based treaty.  UG maintains it has no liability relating to the back billed premium.  UG has initiated arbitration according to the treaty to bring resolution to this matter.  Final resolution is not anticipated until sometime mid 2009.  UG has established a contingent liability of $500,000 relating to this matter to cover costs including legal and arbitration costs.

9.	RELATED PARTY TRANSACTIONS

On December 31, 2007, North Plaza was liquidated, with its assets and liabilities transferred into its 100% owned parent company, UG.

On February 20, 2003, UG purchased $4,000,000 of a trust preferred security offering issued by FSBI.  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%.  The Company received $264,942 and $264,219 of dividends in 2008 and 2007, respectively.

As part of the acquisition of ACAP on December 8, 2006, UTG loaned $3,357,000 to ACAP.  ACAP used the proceeds for the repayment of existing debt with an unaffiliated financial institution and to retire all of its outstanding preferred stock.  The terms of the inter-company loan mirror the interest rate and repayment requirements of the debt with First Tennessee Bank National Association.  No payments were made on the loan in 2008. At December 31, 2008, the interest due of $224,084 was added to the balance. As of December 31, 2008, the balance of the loan is $3,259,084.

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

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiaries, UG, AC and TI.  Under these arrangements, each company pays its proportionate share of expenses of the entire group, based on an allocation formula.  During 2008, UG, AC and TI paid $3,717,696, $3,065,476 and $779,980, respectively. During 2007, UG, AC and TI paid $3,919,684, $3,314,176 and $859,918, respectively.

Respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

UG from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services UG's mortgage loans including those covered by the participation agreements.  UG pays a .25% servicing fee on these loans and a one time fee at loanorigination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.  UG paid $93,572 and $85,612 in servicing fees and $19,283 and $54,281 in origination fees to FSNB during 2008 and 2007, respectively.

The Company reimbursed expenses incurred by Mr. Jesse T. Correll and Mr. Randall L. Attkisson relating to travel and other costs incurred on behalf of or relating to the Company.  The Company paid $41,819 and $30,327 in 2008 and 2007, respectively to First Southern Bancorp, Inc. in reimbursement of such costs.  In addition, beginning in 2001, the Company began reimbursing FSBI a portion of salaries and pension costs for Mr. Correll and Mr. Attkisson.  The reimbursement was approved by the UTG Board of Directors and totaled $261,777 and $249,209 in 2008 and 2007, respectively, which included salaries and other benefits.

On June 30, 2008, UG paid a cash dividend of $1,000,000 to UTG, Inc.  An additional dividend of $2,000,000 was paid by UG to UTG, Inc. on December 18, 2008.  On July 13, 2007, UG paid a cash dividend of $3,000,000 to UTG, Inc.  AC paid cash dividends to its parent, ACAP, of $0 and $500,000 in 2008 and 2007, respectively.  TI paid cash dividends to AC of $0 and $250,000 in 2008 and 2007, respectively.  These dividends were comprised entirely of ordinary dividends.  No regulatory approvals were required prior to the payment of these dividends.

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

The original issue price of shares at the time this program began was established at $12.00 per share.  Through March 1, 2009, UTG had 109,319 shares outstanding that were issued under this program.  At December 31, 2008, shares under this program have a value of $16.76 per share pursuant to the above formula.

B.	STOCK REPURCHASE PROGRAM

On June 5, 2001, the Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of up to $1 million of UTG's common stock.  On June 16, 2004, an additional $1 million was authorized for repurchasing shares.  On April 18, 2006, an additional $1 million was authorized for repurchasing shares.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are generally limited to a maximum per share price of $8.00.  Through March 1, 2009, UTG has spent $2,776,934 in the acquisition of 400,315 shares under this program.

C.	EARNINGS PER SHARE CALCULATIONS

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations as presented on the income statement.

	For the year ended December 31, 2008
	Income(Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$653,754	3,844,081	$0.17

Effect of Dilutive Securities
Options	0	0

Diluted EPS
Income available to common shareholders and assumed conversions	$653,754	3,844,081	$0.17

	For the year ended December 31, 2007
	Income (Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Income available to common shareholders	$2,142,619	3,851,596	$0.56

Effect of Dilutive Securities
Options	0	0

Diluted EPS
Income available to common shareholders and assumed conversions	$2,142,619	3,851,596	$0.56

In accordance with Statement of Financial Accounting Standards No. 128, the computation of diluted earnings per share is the same as basic earnings per share for the years ending December 31, 2008 and 2007, as there were no outstanding securities, options or other offers that give the right to receive or acquire common shares of UTG.

11.	NOTES PAYABLE

At December 31, 2008 and 2007, the Company had $15,616,766 and $19,914,346, respectively, of long-term debt outstanding.

On December 8, 2006, UTG borrowed funds from First Tennessee Bank National Association through execution of an $18,000,000 promissory note.  The note is secured by the pledge of 100% of the common stock of UG.  The promissory note carries a variable rate of interest based on the 3 month LIBOR rate plus 180 basis points.  The initial rate was 7.15%.  Interest is payable quarterly.  Principal is payable annually beginning at the end of the second year in five installments of $3,600,000.  The loan matures on December 7, 2012.  The Company made principal payments of $3,049,995 during 2008.  The Company borrowed $1,994,176 and made principal payments of $3,450,005 during 2007.  The funds borrowed during 2007 were used to acquire ACAP shares subject to the put options as they were presented to UTG during the year.  At December 31, 2008, the outstanding principal balance on this debt was $10,494,454.

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

On June 1, 2005, UG was extended a $3,300,000 line of credit from the First National Bank of Tennessee.  The LOC is for a one-year term from the date of issue.  The interest rate on the LOC is variable and indexed to be the lowest of the U.S. prime rates as published in the Wall Street Journal, with any interest rate adjustments to be made monthly.  During 2008 and 2007, UG had borrowings and repayments from the LOC of $0 and $3,300,000, respectively.  At December 31, 2008, and 2007 the Company had no outstanding borrowings attributable to this LOC.

In November 2007, the Company became a member of the FHLB.  This membership allows the Company access to additional credit up to a maximum of 50% of the total assets of UG.  To be a member of the FHLB, the Company was required to purchase shares of common stock of FHLB.  Borrowing capacity is based on 50 times each dollar of stock acquired in FHLB above the "base membership" amount.  The Company's current LOC with the FHLB is $15,000,000.  During 2008, the Company had borrowings of $4,000,000 and repayments of $4,000,000.  During 2007, the Company had borrowings of $5,443,350 and repayments of $5,443,350.  At December 31, 2008, the Company had no outstanding borrowings attributable to this LOC.

At December 31, 2006, Harbor Village Partners ('HVP"), a then 50% owned affiliate of the Company, had $8,000,000 of debt through various borrowings. In May 2007, the Company sold its interest in HVP to an outside third party. As a result of this sale, HVP is no longer a consolidated subsidiary of the Company. Further, the previous outstanding debt of HVP is no longer reflected in the financial statements of UTG, nor does UTG have any responsibility for this debt.

In January 2007, UG became a 51% owner of the newly formed RLF Lexington Properties LLC ("Lexington"). The entity was formed to hold, for investment purposes, certain investment real estate acquired. As part of the purchase price of the real estate owned by Lexington, the seller provided financing through the issuance of five promissory notes of $1,200,000 each totaling $6,000,000. The notes bear interest at the fixed rate of 5%. The notes came due beginning on January 5, 2008, and each January 5 thereafter until 2012 when the final note is repaid.  At December 31, 2008 the outstanding balance was $4,800,000.

On February 7, 2007, HPG Acquisitions ("HPG"), a 74% owned affiliate of the Company, borrowed funds from First National Bank of Midland, through execution of a $373,862 promissory note. The note is secured by real estate owned by the HPG. The note bears interest at a fixed rate of 5%. The first payment was due January 15, 2008. There will be 119 regular payments of $3,965 followed by one irregular last payment estimated at $32,424. HPG made repayments of $47,585 during 2008 and $3,965 during 2007.  The outstanding principal balance on this debt was $322,312 and $369,897 at December 31, 2008 and December 31, 2007, respectively.

The consolidated scheduled principal reductions on the notes payable for the next five years are as follows:
Year	Amount
2009	$1,223,099
2010	4,824,978
2011	4,827,008
2012	4,523,661
2013	31,586

12.	OTHER CASH FLOW DISCLOSURES

On a cash basis, the Company paid $937,437 and $1,271,847 in interest expense for the years 2008 and 2007, respectively.  The Company paid $2,094,950 and $407,247 in federal income tax for 2008 and 2007, respectively.

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

Because UTG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of December 31, 2008, approximately 59% of our total direct premium was collected from Illinois, Ohio, Texas and West Virginia.  Thus, results of operations are heavily dependent upon the strength of these economies.

14.	RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 163, Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60 Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  The Company does not believe the adoption will have a material impact on its consolidated financial condition or results of operations.

The FASB also issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendments to the auditing literature.  The Company does not believe the adoption will have a material impact on its consolidated financial condition or results of operations.

The FASB also issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not believe the adoption will have a material impact on its consolidated financial condition or results of operations.

The FASB also issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not believe the adoption will have a material impact on its consolidated financial condition or results of operations.

The FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”).  The Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Statement was effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company chose not to elect the fair value option – therefore, SFAS No. 159 did not impact its consolidated financial position, results of operations or cash flows.

The FASB issued Statement No. 157, Fair Value Measurements. The Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. Adoption of SFAS 157 did not have a material impact on its consolidated financial position, results from operation, or cash flow.

15.	COMPREHENSIVE INCOME

		Tax
	Before-Tax	(Expense)	Net of Tax
2008	Amount	or Benefit	Amount

Unrealized holding gains during
period	$(7,831,663)	$2,741,082	$(5,090,581)
Less: reclassification adjustment
for gains realized in net income	3,156,197	(1,104,669)	2,051,528
Net unrealized gains	(4,675,466)	1,636,413	(3,039,053)
Other comprehensive income (loss)	$(4,675,466)	$1,636,413	$(3,039,053)

		Tax
	Before-Tax	(Expense)	Net of Tax
2007	Amount	or Benefit	Amount

Unrealized holding losses during
period	$10,460,271	$(3,661,095)	$6,799,176
Less: reclassification adjustment
for losses realized in net income	8,411,088	(2,943,881)	5,467,207
Net unrealized losses	2,049,183	(717,214)	1,331,969
Other comprehensive income (loss)	$2,049,183	$(717,214)	$1,331,969

In 2008 and 2007, the Company established a deferred tax liability of $927,904 and $2,389,697 respectively, for the unrealized gains based on the applicable United States statutory rate of 35%.

16.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2008
	1st	2nd	3rd	4th
Premiums and policy fees, net	$3,927,179	$5,153,149	$3,553,730	$674,681
Net investment income	4,605,634	4,070,042	4,110,401	4,730,358
Total revenues	9,057,395	9,786,288	7,532,833	8,862,764
Policy benefits including dividends	6,250,647	7,894,337	5,640,907	3,701,760
Commissions and amortization of DAC and COI	544,548	649,934	550,660	647,039
Operating expenses	2,034,227	1,840,864	1,701,944	1,654,868
Operating income (loss)	(60,580)	(814,147)	(556,108)	2,651,968
Net income (loss)	(140,552)	(415,176)	(950,580)	2,160,062
Basic earnings (loss) per share	(0.04)	(0.11)	(0.25)	0.57
Diluted earnings (loss) per Share	(0.04)	(0.11)	(0.25)	0.57
	2007
	1st	2nd	3rd	4th
Premiums and policy fees, net	$4,976,503	$4,513,283	$2,478,016	$2,445,564
Net investment income	4,286,925	4,471,452	4,394,621	3,727,364
Total revenues	9,474,343	11,467,081	7,412,135	10,519,013
Policy benefits including dividends	7,332,162	6,554,409	5,397,281	3,837,480
Commissions and amortization of DAC and COI	942,694	550,838	507,102	265,560
Operating expenses	2,116,006	2,052,800	1,750,562	2,100,188
Operating income (loss)	(1,195,669)	1,856,533	(553,541)	3,966,740
Net income (loss)	(832,465)	1,670,686	(514,705)	1,819,103
Basic earnings (loss) per share	(0.22)	0.43	(0.13)	0.48
Diluted earnings (loss) per share	(0.22)	0.43	(0.13)	0.48

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”).  Based on that evaluation, the Company's management, including the CEO and CFO, concluded as of the end of the period, that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in the Company's internal controls over financial reporting.

Company Management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), is responsible for designing and maintaining effective Internal Controls over the Financial Reporting of the Company in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During 2008, an evaluation was performed under the supervision and with the participation of the Company's management, including the "CEO" and "CFO", of the effectiveness of the design and operation of the Company's Internal Controls over Financial Reporting as required by Sections 302 and 404 of the Sarbanes Oxley Act of 2002. The Company used the COSO control framework to evaluate Internal Controls over Financial Reporting and COBIT to evaluate the internal controls related to Information Systems. During the evaluation and related testing of internal controls there were no instances of material weaknesses discovered that would affect the reliability of financial reporting or preparation of financial statements.  After reviewing and testing the internal controls over financial reporting, it is management’s belief that the applicable controls are functioning as designed, are operating effectively, and provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes as of December, 31 2008.  This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management reports in this annual report.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors

In accordance with the laws of Delaware and the Certificate of Incorporation and Bylaws of UTG, as amended, UTG is managed by its executive officers under the direction of the Board of Directors.  The Board elects executive officers, evaluates their performance, works with management in establishing business objectives and considers other fundamental corporate matters, such as the issuance of stock or other securities, the purchase or sale of a business and other significant corporate business transactions.  In the fiscal year ended December 31, 2008, the Board met 5 times.  All directors attended at least 75% of all meetings of the board except Mr. Peter Ochs.

The Board of Directors has an Audit Committee consisting of Messrs. Perry, Albin, and Brinck. The Audit Committee performs such duties as outlined in the Company’s Audit Committee Charter.  The Audit Committee reviews and acts or reports to the Board with respect to various auditing and accounting matters, the scope of the audit procedures and the results thereof, internal accounting and control systems of UTG, the nature of services performed for UTG and the fees to be paid to the independent auditors, the performance of UTG's independent and internal auditors and the accounting practices of UTG.  The Audit Committee also recommends to the full Board of Directors the auditors to be appointed by the Board.  The Audit Committee met four times in 2008.

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

Compensation Committee

The compensation of UTG's executive officers is determined by the full Board of Directors (see report on Executive Compensation).

Under UTG’s By-Laws, the Board of Directors should be comprised of at least six and no more than eleven directors.  At December 31, 2008, the Board consisted of eleven directors.  Shareholders elect Directors to serve for a period of one year at UTG’s Annual Shareholders’ meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors and officers of UTG file periodic reports regarding ownership of Company securities with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 as amended, and the rules promulgated thereunder.  UTG is not aware of any individuals who filed late with the Securities and Exchange Commission during 2008.  SEC filings may be viewed from the Company’s Web site www.utgins.com.

The Board of Directors has provided a process for shareholders to send communications directly to the Board.  These communications can be sent to James Rousey, President and Director of UTG at the corporate headquarters at 5250 South Sixth Street, Springfield, IL  62703.

Audit Committee Report to Shareholders

In connection with the December 31, 2008 financial statements, the audit committee: (1) reviewed and discussed the audited financial statements with management; (2) discussed with the auditors the matters required by Statement on Auditing Standards No. 114; and (3) received and discussed with the auditors the matters required by Independence Standards Board Statement No.1.  Based upon these reviews and discussions, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K filed with the SEC.

William W. Perry -	Committee Chairman
John S. Albin
Joseph A. Brinck, II

The following information with respect to business experience of the Board of Directors has been furnished by the respective directors or obtained from the records of UTG.

Directors

Name, Age	Position with the Company, Business Experience and Other Directorships
John S. Albin, 80

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

Randall L. Attkisson, 63

Director of UTG since 1999; Director of Acap Corporation, American Capitol Insurance Company, and Texas Imperial Life Insurance Company since 2006; Director of First Southern Bancorp, Inc, a bank holding company, since 1986; Board Chairman of Young Life Raceway Region (Kentucky/Indiana) since 2008; Board Chairman of Latin American Micro Finance Initiative (LAMFI) since 2008; Partner of Bluegrass Capital Advisors since 2008; Advisory Director of Kentucky Christian Foundation since 2002; Director of The River Foundation, Inc. since 1990; President of Randall L. Attkisson & Associates from 1982 to 1986; Commissioner of Kentucky Department of Banking & Securities from 1980 to 1982; Self-employed Banking Consultant in Miami, FL from 1978 to 1980.

Joseph A. Brinck, II, 53

Director of UTG since 2003; CEO of Stelter & Brinck, LTD, a full service combustion engineering and manufacturing company from 1979 to present; President of Superior Thermal, LTD from 1990 to present; President of Sanctity of Life Foundation since 2001.  Currently holds Professional Engineering Licenses in Ohio, Kentucky, Indiana and Illinois.

Jesse T. Correll, 52

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

Ward F. Correll, 80

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

Thomas F. Darden, 54

Mr. Darden is the Chief Executive Officer of Cherokee Investment Partners, a private equity fund with over $1 billion of capital for investing in brownfields. Cherokee has offices in North Carolina, Colorado, New Jersey, London, Toronto and Montreal. Beginning in 1984, he served for 16 years as the Chairman of Cherokee Sanford Group, a privately-held brick manufacturing company in the United States and previously the Southeast's largest soil remediation company. From 1981 to 1983, Mr. Darden was a consultant with Bain & Company in Boston. From 1977 to 1978, he worked as an environmental planner for the Korea Institute of Science and Technology in Seoul, where he was a Henry Luce Foundation Scholar. Mr. Darden is on the Boards of Shaw University and the University of North Carolina's Environmental Department and Duke University’s Nicholas School of the Environment.  He is on the Board of Directors of the National Brownfield Association and on the Board of Trustees of North Carolina Environmental Defense. Mr. Darden is a director of Winston Hotels, Inc. (NYSE) and serves on the board of governors of Research Triangle Institute in Research Triangle Park, N.C.  He was Chairman of the Research Triangle Transit Authority and served two terms on the N.C. Board of Transportation through appointments by the Governor and the Speaker of the House.  Mr. Darden earned a Masters in Regional Planning from the University of North Carolina at Chapel Hill, a Doctor of Jurisprudence from Yale Law School and a Bachelor of Arts from the University of North Carolina at Chapel Hill, where he was a Morehead Scholar. His 1976 undergraduate thesis analyzed the environmental impact of third world development, and his 1981 Yale thesis addressed interstate acid rain air pollution. Mr. Darden and his wife Jody have three children.

Howard L. Dayton, Jr., 65

In 1985, Mr. Dayton founded Crown Ministries in Longwood, Florida.  Crown Ministries merged with Christian Financial Concepts in September 2000 to form Crown Financial Ministries, the world’s largest financial ministry.  He served as Chief Executive Officer from 1985 to 2007.  In 1972 he began his commercial real estate development career, specializing in office development in the Central Florida area.  Mr. Dayton developed The Caboose, a successful railroad-themed restaurant in Orlando, FL in 1969.  He also is the author of Your Money Counts, Free and Clear, Your Money Map and Crown’s Small Group Studies.  Mr. Dayton became a director of UTG, Inc. in December 2005

Daryl J. Heald, 44

Mr. Heald started in commercial real estate with the Allen Morris Company and then spent four years at Triaxia Partners Consulting Firm, both in Atlanta, Georgia.  He later began serving as an associate trustee and executive committee member of the Maclellan Foundation.  In 2000, Daryl helped launch Generous Giving, Inc. and served as its President until January 2008, when he became Senior Vice President of the Maclellan Foundation and founded Giving Wisely.  Giving Wisely seeks to serve families on their journey of generosity by helping to connect their needs and passions with knowledge, experiences, opportunities, and relationships.  Daryl also serves on the boards of Crown Financial Ministries, ProVision Foundation, the Haggai Institute and is an elder at Lookout Mountain Presbyterian Church. Mr. Heald became a director of UTG, Inc. in September 2008.  He holds a B.S. degree in economics from Westmont College.  Daryl and his wife, Cathy, live in Lookout Mountain, Georgia with their six children.

Peter L. Ochs, 57

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

William W. Perry, 52

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

James P. Rousey, 50

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
Theodore C. Miller, 46

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Table

The following table sets forth certain information regarding compensation paid to or earned by UTG's Chief Executive Officer and President, and each of the executive officers of UTG whose salary plus bonus exceeded $100,000 during UTG's last fiscal year:

Summary Compensation Table
Name and Principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Nonqualified Deferred Comp Earnings	All Other Comp (1)	Total
Jesse T. Correll Chief Executive Officer	2008	150,000	0	0	0	0	0	9,000(1)	159,000
	2007	111,057	25,000	0	0	0	0	4,398 (1)	140,455
	2006	75,000	0	0	0	0	0	4,743 (1)	79,743
Randall L. Attkisson (7) Chief Operating Officer to 7/1/08	2008	80,769	0	0	0	0	0	4,846(1)	85,615
	2007	110,481	25,000	0	0	0	0	6,491 (2)	141,972
	2006	75,000	0	0	0	0	0	4,743 (2)	79,743
James P. Rousey President	2008	145,000	25,000	0	0	0	0	6,806(3)	176,806
	2007	145,000	25,000	0	0	0	0	6,922 (3)	176,922
	2006	137,917	0	0	0	0	0	6,989 (3)	144,906
Theodore C. Miller Secretary/Senior Vice President	2008	110,000	20,000	0	0	0	0	3,030(4)	133,030
	2007	110,000	20,050	0	0	0	0	3,071 (4)	133,121
	2006	102,917	15,000	0	0	0	0	3,808 (4)	121,725
Douglas A. Dockter (6) Vice President	2008	100,000	0	0	0	0	0	2,820(5)	102,820
	2007	100,000	4,000	0	0	0	0	2,820 (5)	106,820
	2006	100,000	5,500	0	0	0	0	3,345 (5)	108,845

(1)	All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan.
(2)	All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan.
(3)

All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan of $2,066, $2,302 and $2,069, group life insurance premiums of $720, $720 and $720, and country club membership fees of $4,020, $3,900 and $4,200 during 2008, 2007 and 2006, respectively.

(4)

All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan of $2,310, $2,351 and $3,088 and group life insurance premiums of $720, $720 and $720 during 2008, 2007 and 2006, respectively.

(5)

All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan of $2,653, $2,100 and $2,625 and group life insurance premiums of $720, $720 and $720 during 2008, 2007 and 2006 respectively.

(6)	Mr. Douglas A. Dockter is not considered an executive officer of UTG, but is included in this table pursuant to compensation disclosure requirements.
(7)	Mr. Randall L. Attkisson retired from the Company effective July 1, 2008. Mr. Attkisson remains a member of the Board of Directors.

Option/SAR Grants/Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

At December 31, 2008 there were no shares of the common stock of UTG subject to unexercised options held by the named executive officers.  There were no options or stock appreciation rights granted to the named executive officers for the past three fiscal years.

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

Director Compensation
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jesse Thomas Correll Chief Executive Officer	0	0	0	0	0	0	0
Randall Lanier Attkisson Director (1)	1,800	0	0	0	0	0	1,800
James Patrick Rousey President	0	0	0	0	0	0	0
John Sanford Albin Director	3,300	0	0	0	0	0	3,300
Joseph Anthony Brinck, II Director	3,900	0	0	0	0	0	3,900
Ward Forrest Correll Director	3,300	0	0	0	0	0	3,300
William Wesley Perry Director (1)	3,600	0	0	0	0	0	3,600
Thomas Francis Darden, II Director (1)	3,300	0	0	0	0	0	3,300
Peter Loyd Ochs Director	3,300	0	0	0	0	0	3,300
Howard Lape Dayton Director	3,900	0	0	0	0	0	3,900
Daryl Jack Heald Director	900	0	0	0	0	0	900

(1)  Messrs. Darden and Perry have their fees donated to various charitable organizations.  Mr. Attkisson donated half of his fees.

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

The Company’s philosophy regarding compensation of executive officers is generally one of executive officers qualify for the same benefits and opportunities as provided to all of the employees of the Company.  Special or unique perquisites to executive officers not provided to all employees amount to less than $10,000 to any one individual.  The Company maintains a membership to a local country club that can only be utilized by the President.  During 2008, the Company paid $4,020 to maintain this membership.  During 2009, this membership was suspended at the President’s request in an effort to further control and reduce expenses.

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

Messrs. Jesse Correll and James Rousey, the Company’s CEO and President, voluntarily reduced their annual base salaries by $10,000 and $5,000, respectively, effective January 1, 2009, to further reduce and control expenses.

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

Chief Executive Officer

On March 27, 2000, Jesse T. Correll assumed the position of Chairman of the Board and Chief Executive Officer of UTG and each of its affiliates.  Under Mr. Correll’s leadership, he declined to receive a salary, bonus or other forms of compensation for his duties with UTG and its affiliates in the year 2000.  In March 2001, the Board of Directors approved an annual salary for Mr. Correll of $75,000, payment of which began on April 1, 2001. As a reflection of Mr. Correll’s leadership, the compensation of current and future executive officers of the Company will be determined by the Board of Directors using a “performance based” philosophy. The Board of Directors will consider UTG’s financial results and future compensation decisions will be proportionately based on the profitability of the Company.  At the June 2007 meeting, members of the Board approved a salary increase for Mr. Correll to $150,000 annually.  The increase became effective July 1, 2007.  Additionally a $25,000 bonus was approved based on 2006 results.  No bonus was paid during 2008 relating to 2007 results nor is one paid in 2009 relating to 2008 results.  Effective January 1, 2009, Mr. Correll voluntarily reduced his annual salary by $10,000.

Conclusion

The Board of Directors believes this executive compensation plan provides a competitive and motivational compensation package to the executive officer team necessary to produce the results UTG strives to achieve.  The Board of Directors also believes the executive compensation plan addresses both the interests of the shareholders and the executive team.

BOARD OF DIRECTORS

John S. Albin	Howard L. Dayton
Randall L. Attkisson	Daryl J. Heald
Joseph A. Brinck, II	Peter L. Ochs
Jesse T. Correll	William W. Perry
Ward F. Correll	James P. Rousey
Thomas F. Darden

Compensation Committee Interlocks and Insider Participation

UTG does not have a compensation committee and decisions regarding executive officer compensation are made by the full Board of Directors of UTG.  The following persons served as directors of UTG during 2008 and were officers or employees of UTG or its affiliates during 2008: Jesse T. Correll, Randall L. Attkisson (retired effective July 1, 2008) and James P. Rousey.  Accordingly, these individuals have participated in decisions related to compensation of executive officers of UTG and its subsidiaries.

During 2008, Jesse T. Correll, Randall L. Attkisson (retired effective July 1, 2008) and James P. Rousey, executive officers of UTG, UG, ACAP, AC and TI, were also members of the Board of Directors of UG, ACAP, AC, and TI.

Jesse T. Correll is a director and executive officer of FSBI and participates in compensation decisions of FSBI.  FSBI owns or controls directly and indirectly approximately 41.9% of the outstanding common stock of UTG.

Performance Graph

The following graph compares the cumulative total shareholder return on UTG’s Common Stock during the five fiscal years ended December 31, 2008 with the cumulative total return on the NASDAQ Composite Index Performance and the NASDAQ Insurance Index (1).  The graph assumes that $100 was invested on December 31, 2001 in each of the Company’s common stock, the NASDAQ Composite Index, and the NASDAQ Insurance Stock Index, and that any dividends were reinvested.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Holders of Securities

The following tabulation sets forth the name and address of the entity known to be the beneficial owners of more than 5% of UTG’s common stock and shows:  (i) the total number of shares of common stock beneficially owned by such person as of March 2, 2009 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of common stock so owned as of the same date.

Title		Amount	Percent
of	Name and Address	and Nature of	Of
Class	of Beneficial Owner (2)	Beneficial Ownership	Class (1)

Common	Jesse T. Correll	191,058	(3)	5.0%
Stock, no	First Southern Bancorp, Inc.	1,606,785	(3)(4)	41.9%
par value	First Southern Funding, LLC	341,997	(3)(4)	8.9%
	First Southern Holdings, LLC	1,357,716	(3)(4)	35.4%
	Ward F. Correll	264,498	(5)	6.9%
	WCorrell, Limited Partnership	72,750	(3)	1.9%
	Cumberland Lake Shell, Inc.	257,501	(5)	6.7%
	Total (6)	2,404,338		62.7%

(1)	The percentage of outstanding shares is based on 3,834,031 shares of common stock outstanding as of March 2, 2009.
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

(3)

The share ownership of Jesse Correll listed includes 118,308 shares of common stock owned by him individually.  The share ownership of Mr. Correll also includes 72,750 shares of Common Stock held by WCorrell, Limited Partnership, a limited partnership in which Jesse Correll serves as managing general partner and, as such, has sole voting and dispositive power over the shares held by it.

In addition, by virtue of his ownership of voting securities of FSF and FSBI, and in turn, their ownership of 100% of the outstanding membership interests of FSH, Jesse Correll may be deemed to beneficially own the total number of shares of common stock owned by FSH (as well as the shares owned by FSBI directly), and may be deemed to share with FSH (as well as FSBI) the right to vote and to dispose of such shares.  Mr. Correll owns approximately 82% of the outstanding membership interests of FSF; he owns directly approximately 50%, companies he controls own approximately 13%, and he has the power to vote but does not own an additional 3% of the outstanding voting stock of FSBI.  FSBI and FSF in turn own 99% and 1%, respectively, of the outstanding membership interests of FSH.

(4)

The share ownership of FSBI consists of 249,069 shares of common stock held by FSBI directly (which FSBI acquired by virtue of its merger with Dyscim, LLC) and 1,483,791 shares of common stock held by FSH of which FSBI is a 99% member and FSF is a 1% member, as further described below.  As a result, FSBI may be deemed to share the voting and dispositive power over the shares held by FSH.

(5)	Includes 257,501 shares of common stock held by CLS, all of the outstanding voting shares of which are owned by Ward F. Correll.
(6)

According to the most recent Schedule 13D, as amended, filed jointly by each of the entities and persons listed above, Jesse Correll, FSBI, FSF and FSH, have agreed in principle to act together for the purpose of acquiring or holding equity securities of UTG.  In addition, the Schedule 13D indicates that because of their relationships with Jesse Correll and these other entities, Ward Correll, CLS, and WCorrell, Limited Partnership may also be deemed to be members of this group.  Because the Schedule 13D indicates that for its purposes, each of these entities and persons may be deemed to have acquired beneficial ownership of the equity securities of UTG beneficially owned by the other entities and persons, each has been identified and listed in the above tabulation.

Security Ownership of Management of UTG

The following tabulation shows with respect to each of the directors of UTG, with respect to UTG’s chief executive officer and President, and each of UTG’s executive officers whose salary plus bonus exceeded $100,000 for fiscal 2008, and with respect to all executive officers and directors of UTG as a group:  (i) the total number of shares of all classes of stock of UTG or any of its parents or subsidiaries, beneficially owned as of March 1, 2008 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of stock so owned, and granted stock options available as of the same date.

Title	Directors, Named Executive	Amount	Percent
of	Officers, & All Directors &	and Nature of	Of
Class	Executive Officers as a Group	Ownership	Class (1)

UTG’s	John S. Albin	10,503	(4)	*
Common	Randall L. Attkisson	5,615	(2)	*
Stock, no	Joseph A. Brinck, II	7,500	(6)	*
par value	Jesse T. Correll	2,139,840	(3)	55.8%
	Ward F. Correll	264,498	(5)(6)	6.9%
	Thomas F. Darden	37,095	(6)	*
	Howard L. Dayton, Jr.	2,973	(6)	*
	Daryl J. Heald	21,739	(7)
	Theodore C. Miller	10,500	(6)	*
	Peter L. Ochs	2,000	(7)	*
	William W. Perry	72,783	(6)	1.9%
	James P. Rousey	0		*
	All directors and executive officers as a group (twelve in number)	2,575,046		67.2%

* Less than 1%

(1)	The percentage of outstanding shares for UTG is based on 3,834,031 shares of common stock outstanding as of March 2, 2009.
(2)

Randall L. Attkisson holds minority ownership positions in certain of the companies listed as owning UTG common stock including First Southern Bancorp, Inc.  Ownership of these shares is reflected in the ownership of Jesse T. Correll.

(3)

The share ownership of Mr. Correll includes 118,308 shares of UTG, Inc common stock owned by him individually, 249,069 shares of UTG, Inc common stock held by First Southern Bancorp, Inc. and 341,997 shares of UTG, Inc common stock owned by First Southern Funding, LLC.  The share ownership of Mr. Correll also includes 72,750 shares of UTG, Inc common stock held by WCorrell, Limited Partnership, a limited partnership in which Mr. Correll serves as managing general partner and, as such, has sole voting and dispositive power over the shares held by it.   In addition, by virtue of his ownership of voting securities of First Southern Funding, LLC and First Southern Bancorp, Inc., and in turn, their ownership of 100% of the outstanding membership interests of First Southern Holdings, LLC (the holder of 1,483,791 shares of UTG, Inc common stock), Mr. Correll may be deemed to beneficially own the total number of shares of UTG, Inc common stock owned by First Southern Holdings, and may be deemed to share with First Southern Holdings the right to vote and to dispose of such shares. Mr. Correll owns approximately 82% of the outstanding membership interests of First Southern Funding; he owns directly approximately 50%, companies he controls own approximately 13%, and he has the power to vote but does not own an additional 3% of the outstanding voting stock of First Southern Bancorp.  First Southern Bancorp and First Southern Funding in turn own 99% and 1%, respectively, of the outstanding membership interests of First Southern Holdings.

(4)	Includes 392 shares owned directly by Mr. Albin’s spouse.
(5)

Mr. Correll directly owns 6,997 through the UTG Employee and Director Stock Purchase Plan.  Cumberland Lake Shell, Inc. owns 257,501 shares of UTG Common Stock, all of the outstanding voting shares of which are owned by Ward F. Correll.  Ward F. Correll is the father of Jesse T. Correll.  There are 72,750 shares of UTG Common Stock owned by WCorrell Limited Partnership in which Jesse T. Correll serves as managing general partner and, as such, has sole voting and dispositive power over the shares of Common Stock held by it. The aforementioned 72,750 shares are deemed to be beneficially owned by and listed under Jesse T. Correll in this section.

(6)	Shares subject to UTG Employee and Director Stock Purchase Plan.

Joseph A. Brinck, II	7,500
Ward F. Correll	6,997
Thomas F. Darden	37,095
Howard L. Dayton, Jr.	2,500
Theodore C. Miller	10,500
William W. Perry	38,000

(7)	Shares held in a trust for benefit of named individual

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

A total of 400,000 shares of common stock may be purchased under the plan, subject to appropriate adjustment for stock dividends, stock splits or similar recapitalizations resulting in a change in shares of UTG.  The plan is not intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.  The Board of Directors of UTG periodically approves offerings under the plan to qualified individuals.  Through March 2, 2009, 18 individuals have purchased a total of 109,319 shares under this program.  Each participant under the plan executed a “stock restriction and buy-sell agreement”, which among other things provides UTG with a right of first refusal on any future sales of the shares acquired by the participant under this plan.

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

The original issue price of shares at the time this program began was established at $12.00 per share.  Through March 2, 2009, UTG had 109,319 shares outstanding that were issued under this program.  At December 31, 2008, shares under this program have a value of $16.76 per share pursuant to the above formula.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On December 31, 2007, North Plaza was liquidated, with its assets and liabilities transferred into its 100% owned parent company, UG.

On February 20, 2003, UG purchased $4,000,000 of a trust preferred security offering issued by FSBI.  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%.  The Company received $264,942 and $264,219 of dividends in 2008 and 2007, respectively.

As part of the acquisition of ACAP on December 8, 2006, UTG loaned $3,357,000 to ACAP.  ACAP used the proceeds for the repayment of existing debt with an unaffiliated financial institution and to retire all of its outstanding preferred stock.  The terms of the inter-company loan mirror the interest rate and repayment requirements of the debt with First Tennessee Bank National Association.  No payments were made on the loan in 2008. At December 31, 2008, the loan the interest due of $224,084 was capitalized to the loan. As of December 31, 2008, the balance of the loan is $3,259,084.

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

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiaries, UG, AC and TI.  Under these arrangements, each company pays its proportionate share of expenses of the entire group, based on an allocation formula.  During 2008, UG, AC and TI paid $3,717,696, $3,065,476 and $779,980, respectively. During 2007, UG, AC and TI paid $3,919,684, $3,314,176 and $859,918, respectively.

Respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

UG from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services UG's mortgage loans including those covered by the participation agreements.  UG pays a .25% servicing fee on these loans and a one time fee at loanorigination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.  UG paid $93,572 and $85,612 in servicing fees and $19,283 and $54,281 in origination fees to FSNB during 2008 and 2007, respectively.

The Company reimbursed expenses incurred by Mr. Jesse T. Correll and Mr. Randall L. Attkisson relating to travel and other costs incurred on behalf of or relating to the Company.  The Company paid $41,819 and $30,327 in 2008 and 2007, respectively to First Southern Bancorp, Inc. in reimbursement of such costs.  In addition, beginning in 2001, the Company began reimbursing FSBI a portion of salaries and  pension costs for Mr. Correll and Mr. Attkisson.  The reimbursement was approved by the UTG Board of Directors and totaled $261,777 and $249,209 in 2008 and 2007, respectively, which included salaries and other benefits.

On June 30, 2008, UG paid a cash dividend of $1,000,000 to UTG, Inc.  An additional dividend of $2,000,000 was paid by UG to UTG, Inc. on December 18, 2008.  On July 13, 2007, UG paid a cash dividend of $3,000,000 to UTG, Inc.  AC paid cash dividends to its parent, ACAP, of $0 and $500,000 in 2008 and 2007, respectively.  TI paid cash dividends to AC of $0 and $250,000 in 2008 and 2007, respectively.  These dividends were comprised entirely of ordinary dividends.  No regulatory approvals were required prior to the payment of these dividends.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Brown Smith Wallace LLC (“BSW”) served as UTG’s independent certified public accounting firm for the fiscal years ended December 31, 2008 and 2007.  In serving their primary function as outside auditor for UTG, BSW performed the following audit services: examination of annual consolidated financial statements; assistance and consultation on reports filed with the Securities and Exchange Commission; and assistance and consultation on separate financial reports filed with the State insurance regulatory authorities pursuant to certain statutory requirements.

Audit Fees.  Audit fees paid for these audit services in the fiscal year ended December 31, 2008 and 2007 totaled $145,000 and $226,965, respectively and audit fees billed for quarterly reviews of the Company’s financial statements totaled $23,452 and $23,759 for the year 2008 and 2007, respectively.

Audit Related Fees. No audit related fees were incurred by the Company from BSW for the fiscal years ended December 31, 2008 and 2007.

Tax Fees.  The Company paid $5,135 and $5,406 to BSW relating to certain tax advice and electronic filing of certain federal income tax returns of the Company for the years ended December 31, 2008 and 2007.

All Other Fees.  No other fees were paid to BSW by the Company during 2008.  During 2007, the Company paid $35,277 to BSW for services relating to a SAS 70 audit of the Company and $9,372 to BSW relating to SOX and internal controls review and implementation.  The audit committee approved the above work and fees of BSW.

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
Schedule II - Condensed financial information of registrant
Schedule IV – Reinsurance
Schedule V - Valuation and qualifying accounts
NOTE: Schedules other than those listed above are omitted because they are not required or the information is disclosed in the financial statements or footnotes.

(B)	Exhibits:

Index to Exhibits incorporated herein by this reference (See pages 81-82).

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

UTG, INC.
SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES
As of December 31, 2008

			Schedule I

Column A	Column B	Column C	Column D

			Amount at
			Which Shown
			in Balance
	Cost	Value	Sheet
Fixed maturities:
Bonds:
United States Government and
government agencies and authorities	$0	$0	$0
State, municipalities, and political
subdivisions	0	0	0
Collateralized mortgage obligations	0	0	0
Public utilities	0	0	0
All other corporate bonds	0	0	0
Total fixed maturities	0	$0	0

Investments held for sale:
Fixed maturities:
United States Government and
government agencies and authorities	45,837,369	$51,808,488	51,808,488
State, municipalities, and political
subdivisions	485,000	475,405	475,405
Collateralized mortgage obligations	85,281,137	87,590,104	87,590,104
Public utilities	2,707,070	2,702,485	2,702,485
All other corporate bonds	40,742,526	36,113,379	36,113,379
	175,053,102	$178,689,861	178,689,861

Equity securities:
Banks, trusts and insurance companies	6,206,500	$6,072,000	6,072,000
All other corporate securities	25,965,222	24,564,500	24,564,500
	32,171,722	$30,636,500	30,636,500

Mortgage loans on real estate	42,472,916		42,472,916
Investment real estate	41,780,466		41,780,466
Real estate acquired in satisfaction of debt	0		0
Policy loans	14,632,855		14,632,855
Other long-term investments	0		0
Short-term investments	0		0
Total investments	$306,111,061		$308,212,598

UTG, Inc.
Schedule II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

(a)	The condensed financial information should be read in conjunction with the consolidated financial statements and notes of UTG, Inc. and Consolidated Subsidiaries.

UTG, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT ONLY BALANCE SHEETS
As of December 31, 2008 and 2007

		Schedule II

	2008	2007

ASSETS

Investment in affiliates	$55,947,905	$61,579,893
Cash and cash equivalents	582,694	320,073
F.I.T. Recoverable	25,953	0
Accrued interest income	0	73,689
Note receivable from affiliate	3,259,084	3,035,000
Receivable from affiliates (Net)	0	90,376
Other assets	66,766	178,842
Total assets	$59,882,402	$65,277,873

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Notes payable	$10,494,454	$13,544,449
Payable To Affiliate (Net)	373,900	0
Deferred income taxes	2,105,663	2,086,588
Other liabilities	663,174	892,311
Total liabilities	13,637,191	16,523,348

Shareholders' equity:
Common stock, net of treasury shares	3,834	3,849
Additional paid-in capital, net of treasury	41,943,229	42,067,229
Retained earnings	3,028,744	2,374,990
Accumulated other comprehensive
income of affiliates	1,269,404	4,308,457
Total shareholders' equity	46,245,211	48,754,525
Total liabilities and shareholders' equity	$59,882,402	$65,277,873

UTG, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT ONLY STATEMENTS OF OPERATIONS
Two Years Ended December 31, 2008

		Schedule II

	2008	2007

Revenues:

Management fees from affiliates	$7,623,149	$8,153,783
Interest income	164,501	258,503
Other income	93,120	107,205
	7,880,770	8,519,491

Expenses:

Interest expense	652,720	1,033,247
Operating expenses	6,832,631	6,992,231
	7,485,351	8,025,478

Operating income	395,419	494,013

Income tax benefit (expense)	(148,730)	(221,820)
Equity in income of subsidiaries	407,065	1,870,426
Net income	$653,754	$2,142,619

Basic income per share	$0.17	$0.56

Diluted income per share	$0.17	$0.56

Basic weighted average shares outstanding	3,844,081	3,851,596

Diluted weighted average shares outstanding	3,844,081	3,851,596

UTG, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT ONLY STATEMENTS OF CASH FLOWS
Two Years Ended December 31, 2008

		Schedule II

	2008	2007

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income	$653,754	$2,142,619
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in income of subsidiaries	(407,065)	(1,870,426)
Depreciation	85,766	138,149
Change in FIT recoverable	(25,953)	0
Change in accrued interest income	73,689	(58,564)
Change in indebtedness (to) from affiliates, net	464,276	59,019
Change in deferred income taxes	19,075	34,820
Change in other assets and liabilities	(202,827)	(402,553)
Net cash provided by operating activities	660,715	43,064

Cash flows from financing activities:
Purchase of treasury stock	(124,015)	(193,153)
Issuance of common stock	0	446,698
Issuance of note receivable	(224,084)	0
Proceeds from repayment of note receivable	0	322,000
Proceeds from subsidiary for acquisition	0	487,811
Purchase of subsidiary	0	(2,443,776)
Proceeds from notes payable	0	1,994,176
Payments on notes payable	(3,049,995)	(3,450,005)
Capital contribution to subsidiary	0	0
Dividend received from subsidiary	3,000,000	3,000,000
Net cash provided by (used in) financing activities	(398,094)	163,751

Net increase in cash and cash equivalents	262,621	206,815
Cash and cash equivalents at beginning of year	320,073	113,258
Cash and cash equivalents at end of year	$582,694	$320,073

UTG, INC.
REINSURANCE
As of December 31, 2008 and the year ended December 31, 2008

					Schedule IV

Column A	Column B	Column C	Column D	Column E	Column F

					Percentage
		Ceded to	Assumed		of amount
		other	from other		assumed to
	Gross amount	companies	companies	Net amount	net

Life insurance
in force	$2,019,270,704	$490,682,000	$17,631,296	$1,546,220,000	1.1%

Premiums and policy fees:

Life insurance	$18,261,728	$5,163,794	$180,721	$13,278,655	1.4%

Accident and health
insurance	43,599	16,540	3,025	30,084	10.1%

	$18,305,327	$5,180,334	$183,746	$13,308,739	1.4%

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

UTG, INC.
VALUATION AND QUALIFYING ACCOUNTS
As of and for the years ended December 31, 2008 and 2007

Schedule V

	Balance at	Additions
	Beginning	Charges		Balances at
Description	Of Period	and Expenses	Deductions	End of Period

December 31, 2008
.
Allowance for doubtful accounts -
mortgage loans	$ 19,730	$ -	$ -	$ 19,730

December 31, 2007

Allowance for doubtful accounts -
mortgage loans	$ 33,500	$ -	$ 13,770	$ 19,730

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UTG, Inc
(Registrant)

/s/ John S. Albin	March 18, 2009
John S. Albin Director
/s/ Randall L. Attkisson	March 18, 2009
Randall L. Attkisson Director
/s/ Joseph A. Brinck	March 18, 2009
Joseph A. Brinck Director
/s/ Jesse T. Correll	March 18, 2009
Jesse T. Correll Chairman of the Board, Chief Executive Officer and Director
/s/ Ward F. Correll	March 18, 2009
Ward F. Correll Director
March 18, 2009
Thomas F. Darden Director
/s/ Daryl J. Heald	March 18, 2009
Daryl J. Heald Director
/s/ Howard L. Dayton, Jr.	March 18, 2009
Howard L. Dayton, Jr. Director
/s/ Peter L. Ochs	March 18, 2009
Peter L. Ochs Director
/s/ William W. Perry	March 18, 2009
William W. Perry Director
/s/ James P. Rousey	March 18, 2009
James P. Rousey President and Director
/s/ Theodore C. Miller	March 18, 2009
Theodore C. Miller Corporate Secretary and Chief Financial Officer