Form 10-Q
period 2009-03-31
UTG INC
filed 2009-05-15
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2009, was 3,837,830.

UTG, INC. AND SUBSIDIARIES
(The “Company”)

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

UTG, Inc.
AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
ASSETS	2009	2008*

Investments:
Investments held for sale:
Fixed maturities, at market (cost $180,990,874 and $175,053,102)	$186,049,899	$178,689,861
Equity securities, at market (cost $29,987,189 and $32,171,722)	30,059,710	30,636,500
Mortgage loans on real estate at amortized cost	40,892,053	42,472,916
Investment real estate, at cost, net of accumulated depreciation	41,812,551	41,780,466
Policy loans	14,574,045	14,632,855
	313,388,258	308,212,598

Cash and cash equivalents	29,553,567	39,995,875
Securities of affiliate	5,000,000	4,000,000
Accrued investment income	2,423,763	2,049,173
Reinsurance receivables:
Future policy benefits	69,723,936	70,610,348
Policy claims and other benefits	5,266,775	5,262,560
Cost of insurance acquired	23,191,883	24,293,914
Deferred policy acquisition costs	771,984	813,470
Property and equipment, net of accumulated depreciation	1,647,437	1,672,968
Income taxes receivable, current	33,607	422,915
Other assets	4,904,794	445,483
	$455,906,004	$457,779,304
Total assets

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits	$339,839,045	$340,883,754
Policy claims and benefits payable	4,002,826	3,885,282
Other policyholder funds	1,299,768	1,187,870
Dividend and endowment accumulations	14,146,802	14,129,025
Deferred income taxes	14,767,353	14,693,795
Notes payable	14,428,282	15,616,766
Other liabilities	7,872,625	8,087,571
Total liabilities	396,356,701	398,484,063
Minority interests in consolidated subsidiaries	12,833,377	13,050,030

Shareholders' equity:
Common stock - no par value, stated value $.001 per share
Authorized 7,000,000 shares - 3,838,409 and 3,834,031 shares issued
after deducting treasury shares of 400,315 and 400,315	3,829	3,834
Additional paid-in capital	41,869,858	41,943,229
Retained earnings	1,759,235	3,028,744
Accumulated other comprehensive income	3,083,004	1,269,404
Total shareholders' equity	46,715,926	46,245,211
Total liabilities and shareholders' equity	$455,906,004	$457,779,304

* Balance sheet audited at December 31, 2008.

See accompanying notes

UTG, Inc.
AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Revenues:

Premiums and policy fees	$5,162,397	$5,395,495
Reinsurance premiums and policy fees	(963,826)	(1,468,316)
Net investment income	3,443,283	4,605,634
Realized investment gains (losses), net	(126,868)	20,183
Other income	517,880	504,399
	8,032,866	9,057,395

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life	7,261,725	6,596,187
Reinsurance benefits and claims	(941,876)	(729,963)
Annuity	305,188	84,194
Dividends to policyholders	263,487	300,229
Commissions and amortization of deferred
policy acquisition costs	127,078	(459,371)
Amortization of cost of insurance acquired	1,102,031	1,003,919
Operating expenses	1,809,819	2,034,227
Interest expense	138,836	288,553
	10,066,288	9,117,975

Loss before income taxes, minority interest
and equity in earnings of investees	(2,033,422)	(60,580)

Income tax benefit (expense)	483,987	(65,552)
Minority interest in gain (loss) of
consolidated subsidiaries	279,926	(14,420)

Net income (loss)	$(1,269,509)	$(140,552)

Basic (loss) per share from continuing
operations and net (loss)	$(0.33)	$(0.04)

Diluted(loss) per share from continuing
operations and net (loss)	$(0.33)	$(0.04)

Basic weighted average shares outstanding	3,838,409	3,847,839

Diluted weighted average shares outstanding	3,838,409	3,847,839

See accompanying notes

UTG, Inc.
AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income
March 31, 2009 (Unaudited)

Three Months Ended
Common stock	March 31, 2009
Balance, beginning of year	$3,834
Issued during year	(5)
Purchase treasury shares	0
Balance, end of period	3,829

Additional paid-in capital
Balance, beginning of year	41,943,229
Issued during year	(73,371)
Purchase treasury shares	0
Balance, end of period	41,869,858

Retained Earnings
Balance, beginning of year	3,028,744
Net loss	(1,269,509)
Balance, end of period	1,759,235

Accumulated other comprehensive income
Balance, beginning of year	1,269,404
Other comprehensive income
Unrealized holding gains on securities
net of minority interest,
reclassification adjustment and taxes	1,813,600

Balance, end of period	3,083,004

Total shareholders' equity, end of period	$46,715,926

Comprehensive income
Net loss	$(1,269,509)
Unrealized holding gains on securities
net of minority interest,
reclassification adjustment and taxes	1,813,600

Total comprehensive income	$544,091

See accompanying notes

UTG, Inc.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net (loss)	$ (1,269,509)	$ (140,552)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Amortization/accretion of fixed maturities	11,456	56,326
Realized investment gains	126,868	(20,183)
Amortization of deferred policy acquisition costs	41,486	46,237
Amortization of cost of insurance acquired	1,102,031	1,003,919
Depreciation	698,069	295,903
Minority interest	(279,926)	14,420
Change in accrued investment income	(374,590)	58,001
Change in reinsurance receivables	882,197	747,671
Change in policy liabilities and accruals	(508,213)	(833,743)
Charges for mortality and administration of
universal life and annuity products	(2,043,696)	(2,121,354)
Interest credited to account balances	1,546,884	1,413,611
Change in income taxes receivable/payable	(475,046)	(393,953)
Change in other assets and liabilities, net	(4,882,371)	(115,427)
Net cash provided by (used in) operating activities	(5,424,360)	10,876

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities held for sale	18,027,892	3,972,415
Equity securities	25,128,906	165,585
Mortgage loans	1,580,863	1,873,483
Real estate	27,850	406,987
Policy loans	1,005,165	1,140,656
Total proceeds from investments sold and matured	45,770,676	7,559,126
Cost of investments acquired:
Fixed maturities held for sale	(28,228,243)	0
Equity securities	(18,826,433)	(708,281)
Mortgage loans	0	(2,410,123)
Real estate	(715,865)	(1,491,592)
Policy loans	(946,355)	(1,116,034)
Total cost of investments acquired	(48,716,896)	(5,726,030)
Purchase of securities of affiliate	(1,000,000)	0
Purchase of property and equipment	(17,403)	(93,695)
Net cash provided by (used in) investing activities	(3,963,623)	1,739,401

Cash flows from financing activities:
Policyholder contract deposits	1,964,487	2,067,942
Policyholder contract withdrawals	(1,756,952)	(1,361,520)
Payments on notes payable	(1,188,484)	(1,211,625)
Purchase of minority interest in consolidated subsidiary	0	(1,487,170)
Purchase of treasury stock	(73,376)	(26,560)
Net cash used in financing activities	(1,054,325)	(2,018,933)

Net (decrease) in cash and cash equivalents	(10,442,308)	(268,656)
Cash and cash equivalents at beginning of period	39,995,875	17,746,468
Cash and cash equivalents at end of period	$ 29,553,567	$ 17,477,812

See accompanying notes

UTG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by UTG, Inc. (“UTG”) and its consolidated subsidiaries (“Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Although the Company believes the disclosures are adequate to make the information presented not be misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.

The information furnished reflects, in the opinion of the Company, all adjustments (which include only normal and recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company’s future financial condition.

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company that owns 100% of First Southern National Bank (“FSNB”), which operates in the State of Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At March 31, 2009 Mr. Correll owns or controls directly and indirectly approximately 63% of UTG’s outstanding stock.

UTG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2009 consolidated subsidiaries of UTG, Inc. were as depicted on the following organizational chart.

UTG, Inc
(UTG)
20-2907892 DE
Roosevelt Equity Corporation
(REC)
37-0949882 DE
100%
100%
Universal Guaranty Life Insurance Company
(UG)
70130
31-0727974 OH
Stanford Wilderness Road, LLC
(SWR)
20-3705703 KY
100%
HPG Acquisitions, LLC
(HPG)
TX
74%
73%
Cumberland Woodlands, LLC
(CW)
26-1700910 KY
100%
ACAP Corporation
(ACAP)
25-1489730 DE
51%
RLF Lexington Properties, LLC
(Lexington)
CO
100%
American Capitol Insurance Company
(AC)
60291
74-1219404 TX
100%
100%
Imperial Plan, Inc
(Imperial Plan)
76-0293391 TX
Texas Imperial Life Insurance Company
(TI)
99449
74-2151052 TX

2.	INVESTMENTS

As of March 31, 2009 and December 31, 2008, fixed maturities and fixed maturities held for sale represented 59% and 58%, respectively, of total invested assets. As prescribed by the various state insurance department statutes and regulations, the insurance companies’ investment portfolio is required to be invested in investment grade securities to provide ample protection for policyholders. In light of these statutes and regulations, and the Company’s business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and other high quality low risk investments.  As of March 31, 2009, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  The investments held for sale are carried at market, with changes in market value directly charged to shareholders’ equity.  During the first quarter of 2008, management decided that the remaining fixed maturity investments categorized as held to maturity should be classified as available for sale to provide additional flexibility and liquidity.  As such, all fixed maturity investments are available for sale.  The remaining fixed maturities in the held to maturity category had become relatively small over recent years.  Management determined it would be in the Company’s best interest to be in a position to sell any fixed maturity holding should a need arise rather than having to chose only from a portion of the portfolio.

3.	NOTES PAYABLE

At March 31, 2009 and December 31, 2008, the Company had $14,428,282 and $15,616,766, respectively of long-term debt outstanding.

On December 8, 2006, UTG borrowed funds from First Tennessee Bank National Association through execution of an $18,000,000 promissory note.  The note is secured by the pledge of 100% of the common stock of UG.  The promissory note carries a variable rate of interest based on the 3 month LIBOR rate plus 180 basis points.  The initial rate was 7.15%.  Interest is payable quarterly.  Principal is payable annually beginning at the end of the second year in five installments of $3,600,000. The loan matures on December 7, 2012.  The Company borrowed $0 and has made $0 in principal payments in 2009. At March 31, 2009 the outstanding principal balance on this debt was $10,494,454. The next required principal payment on this debt is due in December of 2010.

In addition to the above promissory note, First Tennessee Bank National Association also provided UTG, Inc. with a $5,000,000 revolving credit note.  This note is for a one-year term and may be renewed by consent of both parties.  The credit note is to provide operating liquidity for UTG, Inc. and replaces a previous line of credit provided by Southwest Bank.  Interest bears the same terms as the above promissory note.  The collateral held on the above note also secures this credit note.  During 2009, UTG, Inc had no borrowings from the note and the Company had no outstanding balance attributable to this note.

On June 1, 2005, UG was extended a $3,300,000 line of credit from the First National Bank of Tennessee.  The LOC is for a one-year term from the date of issue.  The interest rate on the LOC is variable and indexed to be the lowest of the U.S. prime rates as published in the Wall Street Journal, with any interest rate adjustments to be made monthly.  During 2009, UG had no borrowings from the LOC and the Company had no outstanding balance attributable to this LOC.

In November 2007, UG became a member of the FHLB.  This membership allows UG access to additional credit up to a maximum of 50% of the total assets of UG.  To be a member of the FHLB, UG was required to purchase shares of common stock of FHLB.  Borrowing capacity is based on 50 times each dollar of stock acquired in FHLB above the “base membership” amount.  UG’s current LOC with the FHLB is $15,000,000.  During 2009, UG had no borrowings on the LOC. At March 31, 2009 UG has no outstanding balance attributable to this LOC.

In January 2007, UG became a 51% owner of the newly formed RLF Lexington Properties LLC (“Lexington”). The entity was formed to hold, for investment purposes, certain investment real estate acquired. As part of the purchase price of the real estate owned by Lexington, the seller provided financing through the issuance of five promissory notes of $1,200,000 each totaling $6,000,000. The notes bear interest at the fixed rate of 5%. The notes came due beginning on January 5, 2008, and each January 5 thereafter until 2012 when the final note is repaid.  As of March 31, 2009 the outstanding balance was $3,600,000.

On February 7, 2007, HPG Acquisitions (“HPG”), a 74% owned affiliate of the Company, borrowed funds from First National Bank of Midland, through execution of a $373,862 promissory note. The note is secured by real estate owned by HPG. The note bears interest at a fixed rate of 5%. The first payment was due January 15, 2008. There will be 119 regular payments of $3,965 followed by one irregular last payment estimated at $32,424. At March 31, 2009, the outstanding balance on this debt was $333,828.

The consolidated scheduled principal reductions on the notes payable for the next five years are as follows:

Year	Amount
2009	$23,099
2010	$4,824,978
2011	$4,827,008
2012	$4,523,661
2013	$31,586
2014	$34,154

4.	CAPITAL STOCK TRANSACTIONS

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

The original issue price of shares at the time this program began was established at $12.00 per share.  At March 31, 2009, UTG had 104,941 shares outstanding that were issued under this program with a value of $17.01 per share pursuant to the above formula.

B.	Stock Repurchase Program

On June 5, 2001, the Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of up to $1 million of UTG's common stock.  On June 16, 2004, an additional $1 million was authorized for repurchasing shares.  On April 18, 2006, an additional $1 million was authorized for repurchasing shares.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are generally limited to a maximum per share price of $8.00.  Through May 4, 2009, UTG has spent $2,782,795 in the acquisition of 401,116 shares under this program.

C.	Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period, retroactively adjusted to give effect to all stock splits, in accordance with Statement of Financial Accounting Standards No. 128.  At March 31, 2009, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

On June 10, 2002, UTG and Stone River formed an alliance between their respective organizations to provide third party administration (TPA) services to insurance companies seeking business process outsourcing solutions.  Stone River is responsible for the marketing and sales function for the alliance, as well as providing the operations processing service for the Company.  The Company will staff the administration effort.  Stone River is an independent, full-service provider of integrated data processing and information management systems to the financial industry, headquartered in Brookfield, Wisconsin.

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

6.	OTHER CASH FLOW DISCLOSURE

On a cash basis, the Company paid $161,537 and $531,677 in interest expense during the first three months of 2009 and 2008, respectively.  The Company paid $0 and $446,715 in federal income tax during the first three months of 2009 and 2008, respectively.

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

8.	COMPREHENSIVE INCOME

		Tax
	Before-Tax	(Expense)	Net of Tax
March 31, 2009	Amount	or Benefit	Amount

Unrealized holding losses during
Period	$641,882	$(224,659)	$417,223
Less: reclassification adjustment
for losses realized in net income	195,182	(68,314)	126,868
Net unrealized gain	837,064	(292,973)	544,091
Change in other comprehensive income (loss)	$837,064	$(292,973)	$544,091

9.	FAIR VALUE MEASUREMENTS
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

The following table presents the level within the hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of March 31, 2009.

	Level 1	Level 2	Level 3	Total
Assets
Fixed Maturities, available for sale	$7,872,233	$178,177,666	$-	$186,049,899
Equity Securities, available for sale	32,409,626	2,650,084	-	35,059,710
Total Financial Assets Carried at Fair Value	$40,281,859	$180,827,750	$-	$221,109,609

10.	NEW ACCOUNTING STANDARDS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources.  This analysis should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.  The Company reports financial results on a consolidated basis.  The consolidated financial statements include the accounts of UTG and its subsidiaries at March 31, 2009.

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

Update on Critical Accounting Policies

In our Form 10-K for the year ended December 31, 2008, we identified the accounting policies that are critical to the understanding of our results of operations and our financial position.  They relate to deferred acquisition costs (DAC), cost of insurance acquired, assumptions and judgments utilized in determining if declines in fair values of investments are other-than-temporary, and valuation methods for investments that are not actively traded.

We believe that these policies were applied in a consistent manner during the first three months of 2009.

Results of Operations

(a)	Revenues

The Company experienced an increase of approximately $271,000 in premiums and policy fee revenues, net of reinsurance premiums and policy fees, when comparing the first three months of 2009 to the same period in 2008.  The increase primarily relates to the termination of TI’s reinsurance agreement in April of 2008.  The Company currently writes little new business.  Unless the Company acquires a block of in-force business management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience.

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

Net investment income decreased approximately 25% when comparing the first three months of 2009 to the same period in 2008.  This decrease is primarily related to the Company holding fewer fixed maturity investments and carrying cash balances earning lower rates of interest compared to a year ago.  As the bursting of the housing bubble ripples through the global economy, Management has taken steps to avoid catastrophic future losses.  As part of this portfolio evaluation process, certain investments were subsequently sold, particularly during the third and fourth quarters of 2008.  This has resulted in a higher cash balance earning extremely low rates of interest which will have an immediate impact on income.  The Company has begun the process of identifying suitable fixed maturity investments and re-deploying this excess cash, which will have a direct positive impact on net income going forward.

The Company continues to leverage its affiliation with FSNB through the investment in mortgage loans.  This has allowed the Company to obtain higher yields than available in the bond market, lengthen the overall portfolio average life and still maintain a conservative investment portfolio.  However, due to the decline of the economy and credit crunch, new mortgage loan issues slowed significantly in 2008, and as such this line item is also expected to decline in 2009.  A portion of the mortgage loan portfolio contains floating interest rates.  With the current state of the U.S. economy and general interest rate cuts, management anticipates yields of its floating rate investments to decline during 2009.

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

The Company had realized investment losses of $(126,868) in the first three months of 2009 compared to net realized investment gains of $20,183 for the same period in 2008. With 2008 experiencing one of the largest financial crises in our nation’s history and 2009 remaining weak, Management has refused to sit on the sidelines hoping for a recovery and spent a significant amount of time analyzing the Company’s investment holdings and reducing risk.  As a result of this, certain fixed maturity investments that were deemed too risky, primarily those related to commercial real estate and financial institutions were sold, predominantly at losses.  These losses totaled approximately $(4,200,000).  Included in these losses is an approximate $(700,000) loss from writing down a structured security containing trust preferred issues from banks.   Amid growing global economic distress, the Company established a defensive posture in exchange traded funds.  These investments resulted in gains of approximately $3,500,000, helping to offset the majority of the realized losses.  The Company also realized gains on sales of energy related common stocks and in the continued unwinding of its investment in CSI common stock.

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

Life benefits, claims and settlement expenses net of reinsurance benefits and claims, increased approximately 8% in the first three months of 2009 compared to the same period in 2008.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.  Overall, reserves continue to increase on in-force policies as the average age of the insured increases.

Commissions and amortization of deferred policy acquisition costs increased approximately $587,000 in the first three months of 2009 compared to the same period in 2008.  AC and TI reinsurance agreements that are in place with outside companies drive the majority of this number.  TI’s reinsurance agreement terminated in April of 2008.  Another significant factor is attributable to the Company paying fewer commissions since the Company writes very little new business and renewal premiums on existing business continue to decline.  Most of the Company’s agent agreements contained vesting provisions, which provide for continued compensation payments to agents upon their termination subject to certain minimums and often limited to a specific period of time.  Another factor is attributable to normal amortization of the deferred policy acquisition costs asset.  The Company reviews the recoverability of the asset based on current trends and known events compared to the assumptions used in the establishment of the original asset.  No impairments were recorded in any of the periods presented.

Operating expenses decreased 11% in the first three months of 2009 compared to the same period in 2008.  The Company continually monitors expenditures looking for savings opportunities.  Management places significant emphasis on expense monitoring and cost containment.  Maintaining administrative efficiencies directly impacts net income.

(c)	Net income

The Company had a net loss of $(1,269,509) in the first three months of 2009 compared to a net loss of $(140,552) for the same period in 2008.  The decrease over the same period last year is mainly attributable to lower investment income.

Financial Condition

Total shareholders’ equity increased approximately $471,000 as of March 31, 2009 compared to December 31, 2008.  The increase is primarily attributable to an increase in the market value of the Company’s fixed maturity and common stock investments that was included in the accumulated other comprehensive income.

Investments represent approximately 69% and 67% of total assets at March 31, 2009 and December 31, 2008, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company’s investment portfolio is invested in high quality, low risk investments.

As of March 31, 2009, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments held for sale".  Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.

Liquidity and Capital Resources

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and debt service.  Cash and cash equivalents as a percentage of total assets were approximately 6% and 9% as of March 31, 2009, and December 31, 2008, respectively.  Fixed maturities as a percentage of total assets were approximately 41% and 39% as of March 31, 2009 and December 31, 2008, respectively.

The Company currently has access to funds for operating liquidity.  UTG has a $5,000,000 revolving credit note with First Tennessee Bank National Association.  UG has a $3,300,000 line of credit with First National Bank of Tennessee.  In addition, UG is also a member of the FHLB which allows UG access to credit.  UG’s current line of credit with the FHLB is $15,000,000.  At March 31, 2009, there were no outstanding borrowings attributable to the lines of credit.

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

Net cash provided by (used in) operating activities was $(5,424,360) and $10,876 for the three months ending March 31, 2009 and 2008, respectively.

Net cash provided by (used in) investing activities was $(3,963,623) and $1,739,401 for the three month periods ending March 31, 2009 and 2008, respectively.  The most significant aspects of cash used in investing activities are the fixed maturity transactions.  The Company purchased fixed maturities in the amount of $28,228,243 and $0 in the first three months of 2009 and 2008, respectively.  In addition, the Company purchased $18,826,433 and $708,281 of fixed maturities in 2009 and 2008, respectively.

Net cash (used in) financing activities was $(1,054,325) and $(2,018,933) for the three month period ending March 31, 2009 and 2008, respectively.  The most significant factor in cash used in financing activities was payments on notes payable. The Company made payments on notes payable in the amount of $1,188,484 and 1,211,625 in the first three months of 2009 and 2008 respectively.

At March 31, 2009, the Company had $14,428,282 of long-term debt outstanding.  At March 31, 2008, the Company had $18,702,721 of debt outstanding.  The debt is mainly attributable to the acquisition of Acap at the end of 2006.

UTG is a holding company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on management fees received from its insurance subsidiaries, stockholder dividends from its subsidiaries and earnings received on cash balances.  At March 31, 2009, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries.  The Company's insurance subsidiaries have maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.  No dividends were paid to shareholders in 2008 or the first three months of 2009.

UG is an Ohio domiciled insurance company, which requires five days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory earnings or b) 10% of statutory capital and surplus.  At December 31, 2008 UG statutory shareholders' equity was $27,483,161.  At December 31, 2008, UG statutory net income was $4,825,058.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  There were no dividends paid during 2009.

AC and TI are Texas domiciled insurance companies, which requires eleven days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory earnings or b) 10% of statutory capital and surplus.  At December 31, 2008 AC and TI statutory shareholders' equity was $7,345,919 and $2,565,614, respectively.  At December 31, 2008, AC and TI statutory net income was $1,164,325 and $48,944, respectively.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  There were no dividends paid during 2009.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest rate risk

The Company’s exposure to interest rate changes results from a significant holding of fixed maturity investments and mortgage loans on real estate, all of which comprised approximately 72% of the investment portfolio as of March 31, 2009.  These investments are mainly exposed to changes in treasury rates.  The fixed maturities investments include U.S. government bonds, securities issued by government agencies, mortgage-backed bonds and corporate bonds. Approximately 70% of the fixed maturities we owned at March 31, 2009 are instruments of the United States government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government.

To manage interest rate risk, the Company performs periodic projections of asset and liability cash flows to evaluate the potential sensitivity of the investments and liabilities.  Management assesses interest rate sensitivity with respect to the available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward 100-basis point shifts in the prevailing interest rates.  The following tables set forth the potential amount of unrealized gains (losses) that could be caused by 100-basis point upward and downward shifts on the available-for-sale fixed maturities investments as of March 31, 2009:

Decreases in Interest Rates	Increases in Interest Rates

200 Basis Points	100 Basis Points	100 Basis Points	200 Basis Points
$ 12,255,000	$ 5,804,000	$ (5,472,000)	$ (12,874,000)

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

There are no fixed maturities or other investments that management classifies as trading instruments. At March 31, 2009 there was one investment in a derivative instrument carried at $305,000.  At December 31, 2008, there were no investments in derivative instruments.

The Company had no capital lease obligations, material operating lease obligations or purchase obligations outstanding as of March 31, 2009.

The Company currently has $14,428,282 of debt outstanding.

Equity risk

Equity risk is the risk that the Company will incur economic losses due to adverse fluctuations in a particular stock.  As of March 31, 2009 and December 31, 2008, the fair value of our equity securities was $30,059,710 and $30,636,500, respectively.  As of March 31, 2009, a 10% decline in the value of the equity securities would result in an unrealized loss of $3,005,971, as compared to an estimated unrealized loss of $3,063,650 as of December 31, 2008.  The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by the Company of future market events, but rather as an illustration of the potential impact of such an event.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Not applicable at this time.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE

ITEM 1A.  RISK FACTORS

NONE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

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

UTG, INC.
(Registrant)

Date:	May 14, 2009	By	/s/James P. Rousey
James P. Rousey
President, and Director

Date:	May 14, 2009	By	/s/Theodore C. Miller
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