Form 10-Q
period 2009-06-30
UTG INC
filed 2009-08-14
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2009, was 3,825,355.

UTG, INC. AND SUBSIDIARIES
(The “Company”)

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

UTG, Inc.
AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
ASSETS	2009	2008*

Investments:
Investments held for sale:
Fixed maturities, at market (cost $170,786,766 and $175,053,102)	$177,117,132	$178,689,861
Equity securities, at market (cost $14,689,707 and $32,171,722)	13,720,437	30,636,500
Mortgage loans on real estate at amortized cost	36,166,811	42,472,916
Investment real estate, at cost, net of accumulated depreciation	43,833,040	41,780,466
Policy loans	14,534,951	14,632,855
	285,372,371	308,212,598

Cash and cash equivalents	53,300,065	39,995,875
Securities of affiliate	5,014,441	4,000,000
Accrued investment income	1,987,452	2,049,173
Reinsurance receivables:
Future policy benefits	69,503,870	70,610,348
Policy claims and other benefits	5,698,023	5,262,560
Cost of insurance acquired	22,092,507	24,293,914
Deferred policy acquisition costs	730,498	813,470
Property and equipment, net of accumulated depreciation	1,604,503	1,672,968
Income taxes receivable, current	682,518	422,915
Other assets	8,207,926	445,483
	$454,194,174	$457,779,304
Total assets

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits	$338,121,324	$340,883,754
Policy claims and benefits payable	3,856,741	3,885,282
Other policyholder funds	1,157,757	1,187,870
Dividend and endowment accumulations	14,153,721	14,129,025
Deferred income taxes	15,078,033	14,693,795
Notes payable	14,418,288	15,616,766
Other liabilities	11,969,608	8,087,571
Total liabilities	398,755,472	398,484,063
Minority interests in consolidated subsidiaries	12,447,032	13,050,030

Shareholders' equity:
Common stock - no par value, stated value $.001 per share
Authorized 7,000,000 shares - 3,826,619 and 3,834,031 shares issued
after deducting treasury shares of 403,349 and 400,315	3,827	3,834
Additional paid-in capital	41,849,012	41,943,229
Retained earnings (deficit)	(2,157,773)	3,028,744
Accumulated other comprehensive income	3,296,604	1,269,404
Total shareholders' equity	42,991,670	46,245,211
Total liabilities and shareholders' equity	$454,194,174	$457,779,304

* Balance sheet audited at December 31, 2008.
See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Revenues:

Premiums and policy fees	$4,110,880	$6,176,981	9,273,277	$11,572,476
Reinsurance premiums and policy fees	(984,188)	(1,023,832)	(1,948,014)	(2,492,148)
Net investment income	3,391,781	4,070,042	6,835,064	8,675,676
Realized investment gains (losses), net	(3,273,666)	58,700	(3,400,534)	78,883
Other income	167,310	504,397	685,190	1,008,796
	3,412,117	9,786,288	11,444,983	18,843,683

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life	6,148,948	8,169,891	13,410,673	14,766,078
Reinsurance benefits and claims	(1,870,896)	(1,049,449)	(2,812,772)	(1,779,412)
Annuity	252,927	479,477	558,115	563,671
Dividends to policyholders	158,316	294,418	421,803	594,647
Commissions and amortization of deferred
policy acquisition costs	53,262	(351,680)	180,340	(811,051)
Amortization of cost of insurance acquired	1,099,376	1,001,614	2,201,407	2,005,533
Operating expenses	1,852,517	1,840,864	3,662,336	3,875,091
Interest expense	118,259	215,300	257,095	503,853
	7,812,709	10,600,435	17,878,997	19,718,410

Loss before income taxes, minority interest
and equity in earnings of investees	(4,400,592)	(814,147)	(6,434,014)	(874,727)

Income tax benefit (expense)	31,250	243,706	515,237	178,154
Minority interest in gain (loss) of
consolidated subsidiaries	452,334	155,265	732,260	140,845

Net (loss)	$(3,917,008)	$(415,176)	(5,186,517)	$(555,728)

Basic (loss) per share from continuing
operations and net (loss)	$(1.02)	$(0.11)	(1.35)	$(0.14)

Diluted(loss) per share from continuing
operations and net (loss)	$(1.02)	$(0.11)	(1.35)	$(0.14)

Basic weighted average shares outstanding	3,828,614	3,844,844	3,830,776	3,846,444

Diluted weighted average shares outstanding	3,828,614	3,844,844	3,830,776	3,846,444
See accompanying notes.

Consolidated Statement of Shareholders’ Equity for the Period ended June 30, 2009.

UTG, Inc.
AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income
June 30, 2009 (Unaudited)

Six Months Ended
Common stock	June 30, 2009
Balance, beginning of year	$3,834
Issued during year	(7)
Purchase treasury shares	0
Balance, end of period	3,827

Additional paid-in capital
Balance, beginning of year	41,943,229
Issued during year	(94,217)
Purchase treasury shares	0
Balance, end of period	41,849,012

Retained Earnings
Balance, beginning of year	3,028,744
Net loss	(5,186,517)
Balance, end of period	(2,157,773)

Accumulated other comprehensive income
Balance, beginning of year	1,269,404
Other comprehensive income
Unrealized holding gains on securities
net of minority interest,
reclassification adjustment and taxes	2,027,200

Balance, end of period	3,296,604

Total shareholders' equity, end of period	$42,991,670

Comprehensive income
Net loss	$(5,186,517)
Unrealized holding gains on securities
net of minority interest,
reclassification adjustment and taxes	2,027,200

Total comprehensive income	$(3,159,317)
See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2009	2008
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net (loss)	$ (5,186,517)	$ (555,728)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Amortization/accretion of fixed maturities	50,599	159,841
Realized investment losses	3,400,534	(78,883)
Unrealized investment losses included in income	332,672	0
Amortization of deferred policy acquisition costs	82,972	83,474
Amortization of cost of insurance acquired	2,201,407	2,005,533
Depreciation	837,529	636,563
Minority interest	(732,260)	(140,845)
Change in accrued investment income	61,721	(187,119)
Change in reinsurance receivables	671,015	1,402,032
Change in policy liabilities and accruals	(1,968,232)	(715,047)
Charges for mortality and administration of
universal life and annuity products	(4,059,530)	(4,279,657)
Interest credited to account balances	2,872,281	2,538,508
Change in income taxes receivable/payable	(777,679)	(585,570)
Change in other assets and liabilities, net	(4,123,727)	958,973
Net cash provided by (used in) operating activities	(6,337,215)	1,242,075

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities held for sale	28,300,116	11,971,456
Equity securities	45,725,556	1,333,690
Mortgage loans	4,046,925	3,192,239
Real estate	85,445	406,987
Policy loans	1,911,765	2,587,737
Total proceeds from investments sold and matured	80,069,807	19,492,109
Cost of investments acquired:
Fixed maturities held for sale	(28,731,114)	(9,702,740)
Equity securities	(27,157,177)	(2,797,248)
Mortgage loans	(3,172)	(5,218,811)
Real estate	(772,073)	(2,050,311)
Policy loans	(1,813,861)	(2,227,910)
Total cost of investments acquired	(58,477,397)	(21,997,020)
Purchase of securities of affiliate	(1,000,000)	(72,750)
Purchase of property and equipment	(17,403)	0
Net cash provided by (used in) investing activities	20,575,007	(2,577,661)

Cash flows from financing activities:
Policyholder contract deposits	3,737,661	3,865,509
Policyholder contract withdrawals	(3,378,568)	(3,531,413)
Payments on notes payable	(1,198,478)	(2,223,521)
Purchase of stock of affiliates	0	(1,487,170)
Purchase of treasury stock	(94,217)	(59,767)
Net cash used in financing activities	(933,602)	(3,436,362)

Net increase (decrease) in cash and cash equivalents	13,304,190	(4,771,948)
Cash and cash equivalents at beginning of period	39,995,875	17,746,468
Cash and cash equivalents at end of period	$ 53,300,065	$ 12,974,520
See accompanying notes.

UTG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company that owns 100% of First Southern National Bank (“FSNB”), which operates in the State of Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At June 30, 2009 Mr. Correll owns or controls directly and indirectly approximately 63% of UTG’s outstanding stock.

UTG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At June 30, 2009 consolidated subsidiaries of UTG, Inc. were as depicted on the following organizational chart.

UTG, Inc
(UTG)
20-2907892 DE
Roosevelt Equity Corporation
(REC)
37-0949882 DE
100%
100%
Universal Guaranty Life Insurance Company
(UG)
70130
31-0727974 OH
Stanford Wilderness Road, LLC
(SWR)
20-3705703 KY
100%
HPG Acquisitions, LLC
(HPG)
TX
74%
73%
100%
51%
Cumberland Woodlands, LLC
(CW)
26-1700910 KY
ACAP Corporation
(ACAP)
25-1489730 DE
RLF Lexington Properties, LLC
(Lexington)
CO
100%
American Capitol Insurance Company
(AC)
60291
74-1219404 TX
100%
100%
Imperial Plan, Inc
(Imperial Plan)
76-0293391 TX
Texas Imperial Life Insurance Company
(TI)
99449
74-2151052 TX

2.	INVESTMENTS

A.	Available for Sale Securities

As of June 30, 2009 and December 31, 2008, fixed maturities and fixed maturities held for sale represented 61% and 58%, respectively, of total invested assets. As prescribed by the various state insurance department statutes and regulations, the insurance companies’ investment portfolio is required to be invested in investment grade securities to provide ample protection for policyholders. In light of these statutes and regulations, and the Company’s business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and other high quality low risk investments.  As of June 30, 2009, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  The investments held for sale are carried at market, with changes in market value directly charged to shareholders’ equity.  During the first quarter of 2008, management decided that the remaining fixed maturity investments categorized as held to maturity should be classified as available for sale to provide additional flexibility and liquidity.  As such, all fixed maturity investments are available for sale.  The remaining fixed maturities in the held to maturity category had become relatively small over recent years.  Management determined it would be in the Company’s best interest to be in a position to sell any fixed maturity holding should a need arise rather than having to chose only from a portion of the portfolio.

B.	Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings.  Trading securities include exchange traded equities and exchange traded equity options.  The fair value of trading securities included in other assets and other liabilities as of June 30, 2009 was $2,642,530 and $4,776,555 respectively. Trading securities unrealized losses in other assets as of June 30, 2009, were $(261,518). Unrealized losses in other liabilities due to trading securities as of June 30, 2009, were $(71,153).  Realized losses from trading securities as of June 30, 2009 were $(5,717). Trading securities are classified in cash flows from operating activities. Trading revenue charged to net income from trading securities was:

Trading Revenue Included in Other Income
	June 30, 2009	June 30, 2008
Type of Instrument	Unrealized Gains (Losses)	Unrealized Gains (Losses)
Equity	$ (332,671)	$ -

C.	Derivatives

As of June 30, 2009, the Company held derivative instruments in the form of equity options.  The Company currently does not designate derivatives has hedging instruments.  Exchange traded equity options are combined with exchange traded equity securities in the Company’s trading portfolio, with the primary objective of generating a fair return while reducing risk.  These derivatives are included in other assets and other liabilities at fair value, with unrealized gains and losses recognized in other income.  The fair value of derivatives included in other assets and other liabilities as of June 30, 2009 was $766,800 and $16,850 respectively. Realized gains due to derivatives as of June 30, 2009 and December 31, 2008 were $4,439 and $0 respectively. Unrealized losses included in other assets due to derivatives as of June 30, 2009 and December 31, 2008 was $(258,245) and $0 respectively. Unrealized gains included in other liabilities due to derivatives as of June 30, 2009 and December 31, 2008 was $49,888 and $0 respectively.

3.	NOTES PAYABLE

At June 30, 2009 and December 31, 2008, the Company had $14,418,288 and $15,616,766, respectively of long-term debt outstanding.

On December 8, 2006, UTG borrowed funds from First Tennessee Bank National Association through execution of an $18,000,000 promissory note.  The note is secured by the pledge of 100% of the common stock of UG.  The promissory note carries a variable rate of interest based on the 3 month LIBOR rate plus 180 basis points.  The initial rate was 7.15%.  Interest is payable quarterly.  Principal is payable annually beginning at the end of the second year in five installments of $3,600,000. The loan matures on December 7, 2012.  The Company borrowed $0 and has made $0 in principal payments in 2009. At June 30, 2009 the outstanding principal balance on this debt was $10,492,805. The next required principal payment on this debt is due in December of 2010.

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

In November 2007, UG became a member of the FHLB.  This membership allows UG access to additional credit up to a maximum of 50% of the total assets of UG.  To be a member of the FHLB, UG was required to purchase shares of common stock of FHLB.  Borrowing capacity is based on 50 times each dollar of stock acquired in FHLB above the “base membership” amount.  UG’s current LOC with the FHLB is $15,000,000.  During 2009, UG had no borrowings on the LOC. At June 30, 2009 UG has no outstanding balance attributable to this LOC.

In January 2007, UG became a 51% owner of the newly formed RLF Lexington Properties LLC (“Lexington”). The entity was formed to hold, for investment purposes, certain investment real estate acquired. As part of the purchase price of the real estate owned by Lexington, the seller provided financing through the issuance of five promissory notes of $1,200,000 each totaling $6,000,000. The notes bear interest at the fixed rate of 5%. The notes came due beginning on January 5, 2008, and each January 5 thereafter until 2012 when the final note is repaid.  As of June 30, 2009 the outstanding balance was $3,600,000.

On February 7, 2007, HPG Acquisitions (“HPG”), a 74% owned affiliate of the Company, borrowed funds from First National Bank of Midland, through execution of a $373,862 promissory note. The note is secured by real estate owned by HPG. The note bears interest at a fixed rate of 5%. The first payment was due January 15, 2008. There will be 119 regular payments of $3,965 followed by one irregular last payment estimated at $32,424. At June 30, 2009, the outstanding balance on this debt was $325,483.

The consolidated scheduled principal reductions on the notes payable for the next five years are as follows:

Year	Amount
2009	$26,270
2010	$4,824,978
2011	$4,827,008
2012	$4,522,012
2013	$31,586
2014	$34,154

4.	CAPITAL STOCK TRANSACTIONS

A.	Employee and Director Stock Purchase Program

On March 26, 2002, the Board of Directors of UTG adopted, and on June 11, 2002, the shareholders of UTG approved, the UTG, Inc. Employee and Director Stock Purchase Plan.  The plan’s purpose is to encourage ownership of UTG stock by eligible directors and employees of UTG and its subsidiaries by providing them with an opportunity to invest in shares of UTG common stock.  The plan is administered by the Board of Directors of UTG.  A total of 400,000 shares of common stock may be purchased under the plan, subject to appropriate adjustment for stock dividends, stock splits or similar recapitalizations resulting in a change in shares of UTG.  The plan is not intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.  At the Annual Meeting of Shareholders held on June 17, 2009 this program was discontinued effective immediately.

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

The original issue price of shares at the time this program began was established at $12.00 per share.  At June 30, 2009, UTG had 104,941 shares outstanding that were issued under this program with a value of $16.30 per share pursuant to the above formula.

B.	Stock Repurchase Program

On June 5, 2001, the Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of up to $1 million of UTG's common stock.  On June 16, 2004, an additional $1 million was authorized for repurchasing shares.  On April 18, 2006, an additional $1 million was authorized for repurchasing shares.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are generally limited to a maximum per share price of $8.00.  Through July 2009, UTG has spent $2,808,110 in the acquisition of 404,613 shares under this program.

C.	Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period, retroactively adjusted to give effect to all stock splits, in accordance with Statement of Financial Accounting Standards No. 128.  At June 30, 2009, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

UG currently has an unresolved dispute with one of its outside reinsurers.  The issue relates to reinsurance premiums. The reinsurer claims UG owes for years 2005 through 2007 in the amount of $987,000.  In early 2008, the reinsurer billed UG for these amounts, providing no information or explanation.  The related treaty was originally with another outside reinsurer and was acquired by the current reinsurer in a reinsurance block acquisition.  The treaty is a yearly renewable term (“YRT”) cession based treaty.  UG maintains it has no liability relating to the back billed premium.  UG has initiated arbitration according to the treaty to bring resolution to this matter.  Final resolution is not anticipated until sometime in 2009.  UG has established a contingent liability of $500,000 relating to this matter to cover costs including legal and arbitration costs.

6.	OTHER CASH FLOW DISCLOSURE

On a cash basis, the Company paid $252,778 and $521,317 in interest expense during the first six months of 2009 and 2008, respectively.  The Company paid $285,352 and $649,502 in federal income tax during the first six months of 2009 and 2008, respectively.

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

8.	COMPREHENSIVE INCOME

		Tax
	Before-Tax	(Expense)	Net of Tax
June 30, 2009	Amount	or Benefit	Amount

Unrealized holding losses during
Period	$(10,092,078)	$3,532,227	$(6,559,851)
Less: reclassification adjustment
for losses realized in net income	5,231,591	(1,831,057)	3,400,534
Net unrealized gain	(4,860,487)	1,701,170	(3,159,317)
Change in other comprehensive income (loss)	$(4,860,487)	$1,701,170	$(3,159,317)

9.	FAIR VALUE MEASUREMENTS

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

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.  U.S. treasuries are in Level 1 and valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.  Equity securities and options that are actively traded and exchange listed in the U.S. are also included in Level 1.  Equity security valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

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

The following table presents the level within the hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of June 30, 2009.

	Level 1	Level 2	Level 3	Total
Assets
Fixed Maturities, available for sale	$8,233,460	$168,883,672	$-	$177,117,132
Equity Securities, available for sale	10,652,705	3,067,732	-	13,720,437
Other Assets	2,642,530	-	-	2,642,530
Total Financial Assets Carried at Fair Value	$21,528,695	$171,951,404	$-	$193,480,099

	Level 1	Level 2	Level 3	Total
Liabilities
Other Liabilities	$4,776,555	-	$-	$4,776,555

10.	NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162.  SFAS 168 establishes the Accounting Standards Codification (“Codification”), which was officially released on July 1, 2009, to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification.  The Codification is not expected to change U.S. GAAP as it does not include any guidance or interpretations of U.S. GAAP beyond what is already reflected in the existing FASB literature.  All other accounting literature excluded from the Codification will be considered nonauthoritative.  SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009.  The adoption of SFAS 168 is not expected to have an effect on the Company’s consolidated financial statements.  However, because the Codification completely replaces existing standards, it will affect the ways U.S. GAAP is referenced by the Company in its consolidated financial statements and accounting policies.

The FASB also issued Statement No. 167, Amendments of FASB Interpretation No. 46(R), which, among other things, amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51, to (i) require an entity to perform an analysis to determine whether an entity’s variable interest or interest give it a controlling financial interest in a variable interest entity; (ii) require ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iii) amend certain guidance for determining whether an entity is a variable interest entity; and (iv) require enhanced disclosure that will provide users of financial statements with more transparent information about an entity’s involvement in a variable interest entity.  SFAS 167 is to be effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter with earlier application prohibited.  The adoption of SFAS 167 is not expected to have a material effect on the Company’s consolidated financial statements.

The FASB also issued Statement No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140.  SFAS 166 removes the concept of qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to qualifying special-purpose entities.  SFAS 166 changes the requirements for derecognizing financial assets modifying the financial-components approach used in SFAS 140 and limits the circumstances in which a financial asset, or a portion of a financial assets, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.  SFAS 166 removes the special provisions in SFAS 140 and SFAS 65 for guaranteed mortgage securitizations, and as a result, requires those securitizations to be treated the same as any other transfer of financial assets within the scope of SFAS 140.  Additional disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets.  SFAS is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter with earlier application prohibited.  The recognition and measurement provisions of SFAS 166 shall be applied to transfers that occur on or after the effective date.  The adoption of SFAS 166 is not expected to have a material effect on the Company’s consolidated financial statements.

The FASB also issued Statement No. 165, Subsequent Events.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transaction that occurred after the balance sheet date.  SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  The adoption of SFAS 165 is not expected to have a material effect on the Company’s consolidated financial statements.

The FASB also issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly", ("FSP FAS 157-4").  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements", when the volume and level of activity for the asset or liability have significantly decreased, and guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  For comparative purposed, FSP FAS 157-4 does not require disclosures for earlier periods presented at initial adoption.  For periods after initial adoption, comparative disclosures are required only for those periods ending after initial adoption.  The adoption of FSP FAS 157-4 did not have a material effect on the Company's consolidated financial statements.

The FASB also issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments", ("FSP FAS 115-2 and FAS 124-2").  FSP FAS 115-2 and FAS 124-2 applies to debt securities classified as available-for-sale and held-to-maturity that are subject to other-than-temporary impairment guidance.  FSP FAS 115-2 and FAS 124-2 modifies the existing requirement whereby an investor must assert that it has both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost basis in order to avoid recognizing an other-than-temporary impairment.  Instead, an entity must assess whether (a) it has the intent to sell the debt security, or (b) it more likely that not will be required to sell the debt security before its anticipated recovery.  If either of these conditions is met, the entity must recognize an other-than-temporary impairment.  In assessing whether the entire amortized cost basis of the security will be recovered, an entity shall compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security and, if the expected cash flows is less than the amortized cost basis, a credit loss exits, and an other-than-temporary impairment shall be considered to have occurred.  The guidance provides numerous factors to be considered when estimating whether a credit loss exists and the period over which the debt security is expected to recover.  If an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date shall be recognized in earnings.  If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment shall be separated into (a) the amount representing the credit loss, and (b) the amount related to all other factors.  The amount related to the credit loss shall be recognized in earnings and the amount related to all other factors shall be recognized in other comprehensive income, net of applicable income taxes.  The new amortized cost basis of the investment shall be the previous amortized cost basis less the other-than-temporary impairment recognized in earnings.  FSP FAS 115-2 and FAS 124-2 also expands and increases the frequency of existing disclosures about other-than-temporary impairments for both debt and equity securities and requires new disclosure pertaining to the significant inputs used in  determining a credit loss, as well as a rollforward of that amount each period.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted.  For debt securities held at the beginning of the interim period for which an other-than-temporary impairment was previously recognized, if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the entity shall recognize the cumulative effect of initially applying this FSP as an adjustment of the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The amortized cost basis of the security shall be adjusted by the cumulative-effect adjustment before taxes.  The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material effect on the Company's consolidated financial statements.

The FASB also issued Statement No. 163, Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60 Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  The Company does not believe the adoption will have a material impact on its consolidated financial condition or results of operations.

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

11.	SUBSEQUENT EVENT

On July 20, 2009, UTG, Inc.’s indirect 73% owned subsidiary American Capitol Insurance Company, a Texas life insurance company, entered into a definitive stock purchase agreement for the sale of its 100% owned life insurance subsidiary, Texas Imperial Life Insurance Company.  The transaction is expected to close by December 31, 2009 and is contingent upon regulatory approval and other factors.

Texas Imperial Life Insurance Company represents approximately $29,000,000 or 6% of the consolidated assets of UTG, Inc.  The sale is anticipated to have near zero impact to the consolidated income statement of UTG.  On a Statutory basis of accounting, this transaction will result in an increase of approximately $3,300,000 to the Statutory capital and surplus of American Capitol Insurance Company.

Texas Imperial Life Insurance Company is an immaterial subsidiary acquired in 2006 as part of the acquisition of ACAP Corporation and subsidiaries.  UTG, Inc. has a history of acquisition and consolidation.  Texas Imperial Life Insurance Company is a Texas only stipulated premium insurance company.  This fact makes a consolidation or merger of this company with any of the other insurance companies within the group impractical.

The Company has evaluated subsequent events and transactions through August 14, 2009.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources.  This analysis should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.  The Company reports financial results on a consolidated basis.  The consolidated financial statements include the accounts of UTG and its subsidiaries at June 30, 2009.

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

We believe that these policies were applied in a consistent manner during the first six months of 2009.

Results of Operations

(a)	Revenues

The Company experienced a decrease of approximately $(1,755,000) in premiums and policy fee revenues, net of reinsurance premiums and policy fees, when comparing the first six months of 2009 to the same period in 2008 and a decrease of approximately $(2,026,000) for the second quarter comparison.  Unless the Company acquires a block of in-force business management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience.

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

Net investment income decreased approximately 21% when comparing the first six months of 2009 to the same period in 2008 and decreased approximately 17% when comparing second quarter results.  This decrease is primarily related to the Company holding fewer fixed maturity investments and carrying cash balances earning lower rates of interest compared to a year ago.  As the bursting of the housing bubble ripples through the global economy, Management has taken steps to avoid catastrophic future losses.  As part of this portfolio evaluation process, certain investments were subsequently sold, particularly during the third and fourth quarters of 2008.  This has resulted in a higher cash balance earning extremely low rates of interest which will have an immediate impact on income.  The Company has begun the process of identifying suitable fixed maturity investments and re-deploying this excess cash, which will have a direct positive impact on net income going forward.

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

The Company had realized investment losses of $(3,400,534) in the first six months of 2009 compared to net realized investment gains of $78,883 for the same period in 2008.  With 2008 experiencing one of the largest financial crises in our nation’s history and 2009 remaining weak, Management has refused to sit on the sidelines hoping for a recovery and spent a significant amount of time analyzing the Company’s investment holdings and reducing risk.  As a result of this, certain fixed maturity investments that were deemed too risky, primarily those related to commercial real estate and financial institutions were sold, predominantly at losses.  These losses totaled approximately $(4,900,000).  Included in these losses is an approximate $(700,000) loss from writing down a structured security containing trust preferred issues from banks.   Amid growing global economic distress, the Company established a defensive posture in exchange traded funds.  These investments resulted in gains of approximately $3,500,000 during the first quarter.  However, during the second quarter, the general stock market bottomed and the Company overstayed its welcome in these securities, realizing approximately $(6,600,000) in losses.  The Company also realized gains on sales of common stocks of approximately $4,400,000 helping to offset some of the losses.  Although the perception is growing that the economy has turned the corner, the Company believes it will take time and continued debt unwinding for a true recovery to take place and that the focus should continue to be on risk and not reward chasing.  With that in mind, considerable time will be spent researching various opportunities as they arise with margin of safety being paramount.

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

Other income primarily represented revenues received relating to the performance of administrative work as a TPA for unaffiliated life insurance companies, which has remained consistent over the periods presented.  The Company receives monthly fees based on policy in force counts and certain other activity indicators such as number of policies issued.  The Company has not had any substantial change in its TPA client base or activity related fees of existing clients during the periods presented in the financial statements.  Management remains committed to the pursuit of additional TPA clients and believes this area continues to show potential for growth.  The decrease of approximately $(324,000) and $(337,000) in comparing the six month and three month periods, respectively, is due to unrealized losses on trading securities of approximately $(333,000).

(b)	Expenses

Life benefits, claims and settlement expenses net of reinsurance benefits and claims, decreased approximately 18% in the first six months of 2009 compared to the same period in 2008 and decreased approximately 40% comparing second quarter.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.  Overall, reserves continue to increase on in-force policies as the average age of the insured increases.

Commissions and amortization of deferred policy acquisition costs increased approximately $991,000 in the first six months of 2009 compared to the same period in 2008 and increased approximately $405,000 in the second quarter comparison.  AC and TI reinsurance agreements that are in place with outside companies drive the majority of this number.  TI’s reinsurance agreement terminated in April of 2008.  Another significant factor is attributable to the Company paying fewer commissions since the Company writes very little new business and renewal premiums on existing business continue to decline.  Most of the Company’s agent agreements contained vesting provisions, which provide for continued compensation payments to agents upon their termination subject to certain minimums and often limited to a specific period of time.  Another factor is attributable to normal amortization of the deferred policy acquisition costs asset.  The Company reviews the recoverability of the asset based on current trends and known events compared to the assumptions used in the establishment of the original asset.  No impairments were recorded in any of the periods presented.

Operating expenses decreased 5% in the first six months of 2009 compared to the same period in 2008 and increased approximately 1% comparing the second quarter.  The Company continually monitors expenditures looking for savings opportunities.  Management places significant emphasis on expense monitoring and cost containment.  Maintaining administrative efficiencies directly impacts net income.

Interest expense decreased approximately 49% and 45% in the first six months of 2009 compared to the same period in 2008 and in comparing the second quarter, respectively, due to the general decline in interest rates.

(c)	Net income

The Company had a net loss of $(5,186,517) in the first six months of 2009 compared to a net loss of $(555,728) for the same period in 2008 and a net loss of $(3,917,008) during the second quarter of 2009 compared to a net loss of $(415,176) for the same period in 2008.  The higher net losses over last year are mainly attributable to lower investment income and realized losses.

Financial Condition

Total shareholders’ equity decreased approximately $(3,254,000) as of June 30, 2009 compared to December 31, 2008.  The decrease is primarily attributable to the net loss.

Investments represent approximately 63% and 67% of total assets at June 30, 2009 and December 31, 2008, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company’s investment portfolio is invested in high quality, low risk investments.

As of June 30, 2009, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments held for sale".  Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.

Liquidity and Capital Resources

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and debt service.  Cash and cash equivalents as a percentage of total assets were approximately 12% and 9% as of June 30, 2009, and December 31, 2008, respectively.  Fixed maturities as a percentage of total assets were approximately 39% as of June 30, 2009 and December 31, 2008.

The Company currently has access to funds for operating liquidity.  UTG has a $5,000,000 revolving credit note with First Tennessee Bank National Association.  UG has a $3,300,000 line of credit with First National Bank of Tennessee.  In addition, UG is also a member of the FHLB which allows UG access to credit.  UG’s current line of credit with the FHLB is $15,000,000.  At June 30, 2009, there were no outstanding borrowings attributable to the lines of credit.

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

Net cash provided by (used in) operating activities was $(6,337,215) and $1,242,075 for the six months ending June 30, 2009 and 2008, respectively.

Net cash provided by (used in) investing activities was $20,575,007 and $(2,577,661) for the six month periods ending June 30, 2009 and 2008, respectively.  The most significant aspects of cash used in investing activities are the fixed maturity and equity transactions.  The Company had net purchases of fixed maturities in the amount of $430,998 and net sales of $2,268,716 in the first six months of 2009 and 2008, respectively.  In addition, the Company had net sales of equity securities of $18,568,379 and net purchases of $1,463,558 in the first six months of 2009 and 2008, respectively.

Net cash (used in) financing activities was $(933,602) and $(3,436,362) for the six month period ending June 30, 2009 and 2008, respectively.  The most significant factor in cash used in financing activities was payments on notes payable. The Company made payments on notes payable in the amount of $1,198,478 and 2,223,521 in the first six months of 2009 and 2008 respectively.

At June 30, 2009, the Company had $14,418,288 of long-term debt outstanding.  At December, 2008, the Company had $15,616,766 of debt outstanding.  The debt is mainly attributable to the acquisition of Acap at the end of 2006.

UTG is a holding company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on management fees received from its insurance subsidiaries, stockholder dividends from its subsidiaries and earnings received on cash balances.  At June 30, 2009, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries.  The Company's insurance subsidiaries have maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.  No dividends were paid to shareholders in 2008 or the first six months of 2009.

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

Accounting Developments

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162.  SFAS 168 establishes the Accounting Standards Codification (“Codification”), which was officially released on July 1, 2009, to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification.  The Codification is not expected to change U.S. GAAP as it does not include any guidance or interpretations of U.S. GAAP beyond what is already reflected in the existing FASB literature.  All other accounting literature excluded from the Codification will be considered nonauthoritative.  SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009.  The adoption of SFAS 168 is not expected to have an effect on the Company’s consolidated financial statements.  However, because the Codification completely replaces existing standards, it will affect the ways U.S. GAAP is referenced by the Company in its consolidated financial statements and accounting policies.

The FASB also issued Statement No. 167, Amendments of FASB Interpretation No. 46(R), which, among other things, amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51, to (i) require an entity to perform an analysis to determine whether an entity’s variable interest or interest give it a controlling financial interest in a variable interest entity; (ii) require ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iii) amend certain guidance for determining whether an entity is a variable interest entity; and (iv) require enhanced disclosure that will provide users of financial statements with more transparent information about an entity’s involvement in a variable interest entity.  SFAS 167 is to be effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter with earlier application prohibited.  The adoption of SFAS 167 is not expected to have a material effect on the Company’s consolidated financial statements.

The FASB also issued Statement No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140.  SFAS 166 removes the concept of qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to qualifying special-purpose entities.  SFAS 166 changes the requirements for derecognizing financial assets modifying the financial-components approach used in SFAS 140 and limits the circumstances in which a financial asset, or a portion of a financial assets, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.  SFAS 166 removes the special provisions in SFAS 140 and SFAS 65 for guaranteed mortgage securitizations, and as a result, requires those securitizations to be treated the same as any other transfer of financial assets within the scope of SFAS 140.  Additional disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets.  SFAS is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter with earlier application prohibited.  The recognition and measurement provisions of SFAS 166 shall be applied to transfers that occur on or after the effective date.  The adoption of SFAS 166 is not expected to have a material effect on the Company’s consolidated financial statements.

The FASB also issued Statement No. 165, Subsequent Events.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transaction that occurred after the balance sheet date.  SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  The adoption of SFAS 165 is not expected to have a material effect on the Company’s consolidated financial statements.

The FASB also issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly", ("FSP FAS 157-4").  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements", when the volume and level of activity for the asset or liability have significantly decreased, and guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  For comparative purposed, FSP FAS 157-4 does not require disclosures for earlier periods presented at initial adoption.  For periods after initial adoption, comparative disclosures are required only for those periods ending after initial adoption.  The adoption of FSP FAS 157-4 did not have a material effect on the Company's consolidated financial statements.

The FASB also issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments", ("FSP FAS 115-2 and FAS 124-2").  FSP FAS 115-2 and FAS 124-2 applies to debt securities classified as available-for-sale and held-to-maturity that are subject to other-than-temporary impairment guidance.  FSP FAS 115-2 and FAS 124-2 modifies the existing requirement whereby an investor must assert that it has both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost basis in order to avoid recognizing an other-than-temporary impairment.  Instead, an entity must assess whether (a) it has the intent to sell the debt security, or (b) it more likely that not will be required to sell the debt security before its anticipated recovery.  If either of these conditions is met, the entity must recognize an other-than-temporary impairment.  In assessing whether the entire amortized cost basis of the security will be recovered, an entity shall compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security and, if the expected cash flows is less than the amortized cost basis, a credit loss exits, and an other-than-temporary impairment shall be considered to have occurred.  The guidance provides numerous factors to be considered when estimating whether a credit loss exists and the period over which the debt security is expected to recover.  If an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date shall be recognized in earnings.  If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment shall be separated into (a) the amount representing the credit loss, and (b) the amount related to all other factors.  The amount related to the credit loss shall be recognized in earnings and the amount related to all other factors shall be recognized in other comprehensive income, net of applicable income taxes.  The new amortized cost basis of the investment shall be the previous amortized cost basis less the other-than-temporary impairment recognized in earnings.  FSP FAS 115-2 and FAS 124-2 also expands and increases the frequency of existing disclosures about other-than-temporary impairments for both debt and equity securities and requires new disclosure pertaining to the significant inputs used in  determining a credit loss, as well as a rollforward of that amount each period.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted.  For debt securities held at the beginning of the interim period for which an other-than-temporary impairment was previously recognized, if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the entity shall recognize the cumulative effect of initially applying this FSP as an adjustment of the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The amortized cost basis of the security shall be adjusted by the cumulative-effect adjustment before taxes.  The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material effect on the Company's consolidated financial statements.

The FASB also issued Statement No. 163, Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60 Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  The Company does not believe the adoption will have a material impact on its consolidated financial condition or results of operations.

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

Interest rate risk

The Company’s exposure to interest rate changes results from a significant holding of fixed maturity investments and mortgage loans on real estate, all of which comprised approximately 73% of the investment portfolio as of June 30, 2009.  These investments are mainly exposed to changes in treasury rates.  The fixed maturities investments include U.S. government bonds, securities issued by government agencies, mortgage-backed bonds and corporate bonds.  Approximately 71% of the fixed maturities we owned at June 30, 2009 are instruments of the United States government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government.

To manage interest rate risk, the Company performs periodic projections of asset and liability cash flows to evaluate the potential sensitivity of the investments and liabilities.  Management assesses interest rate sensitivity with respect to the available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward 100-basis point shifts in the prevailing interest rates.  The following tables set forth the potential amount of unrealized gains (losses) that could be caused by 100-basis point upward and downward shifts on the available-for-sale fixed maturities investments as of June 30, 2009:

Decreases in Interest Rates	Increases in Interest Rates

200 Basis Points	100 Basis Points	100 Basis Points	200 Basis Points
$ 12,663,000	$ 6,755,000	$ (5,558,000)	$ (12,560,000)

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

At June 30, 2009, $2,642,530 of other assets and $4,776,555 of other liabilities were classified as trading instruments carried at fair value.  Included in these amounts are equity options with a fair value of $766,800 and $16,850 in other assets and other liabilities, respectively.  At December 31, 2008, no instruments were classified as trading and there were no investments in derivative instruments.

The Company had no capital lease obligations, material operating lease obligations or purchase obligations outstanding as of June 30, 2009.

The Company currently has $14,418,288 of debt outstanding.

Equity risk

Equity risk is the risk that the Company will incur economic losses due to adverse fluctuations in a particular stock.  As of June 30, 2009 and December 31, 2008, the fair value of our equity securities classified as available for sale was $13,720,437 and $30,636,500, respectively.  As of June 30, 2009, a 10% decline in the value of the equity securities would result in an unrealized loss of $1,372,044, as compared to an estimated unrealized loss of $3,063,650 as of December 31, 2008.  The Company is also exposed to equity risk through its trading portfolio which contains equity securities and equity options with a fair value of $2,642,530 and $4,776,555 in other assets and other liabilities, respectively.  The effect of an adverse move of approximately two standard deviations on this portfolio would produce an estimated loss of approximately $118,000.  The selection of the unfavorable changes in the equity markets should not be construed as a prediction by the Company of future market events, but rather as an illustration of the potential impact of such an event.

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

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on June 17, 2009, the following matters were submitted to the shareholders of UTG and voted on as indicated:

1.  To elect ten directors to serve for a term of one year and until their successors are elected and qualified:

DIRECTOR	FOR	WITHHELD	AGAINST
John S. Albin	2,456,651	7,856	637
Randall L. Attkisson	2,457,168	7,856	120
Joseph A. Brinck, II	2,457,218	7,856	70
Jesse T. Correll	2,457,014	7,856	274
Ward F. Correll	2,456,664	7,856	624
Thomas F. Darden, II	2,457,288	7,856	0
Howard L. Dayton, Jr.	2,456,980	7,856	308
Daryl J. Heald	2,457,288	7,856	0
Peter L. Ochs	2,457,280	7,856	8
William W. Perry	2,457,288	7,856	0
James P. Rousey	2,457,280	7,856	8

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

REPORTS ON FORM 8-K

The Company filed a Form 8-K on August 11, 2009 relating to other information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTG, INC.
(Registrant)

Date:	August 14, 2009	By	/s/ James P. Rousey
James P. Rousey
President, and Director

Date:	August 14, 2009	By	/s/ Theodore C. Miller
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