Form 10-Q
period 2009-09-30
UTG INC
filed 2009-11-13
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2009, was 3,886,038.

UTG, INC. AND SUBSIDIARIES
(The “Company”)

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

UTG, Inc.
AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
ASSETS	2009	2008*

Investments:
Investments held for sale:
Fixed maturities, at market (cost $165,599,241 and $175,053,102)	$174,749,308	$178,689,861
Equity securities, at market (cost $14,492,106 and $32,171,722)	13,509,969	30,636,500
Mortgage loans on real estate at amortized cost	34,308,718	42,472,916
Investment real estate, at cost, net of accumulated depreciation	45,676,398	41,780,466
Policy loans	14,620,635	14,632,855
	282,865,028	308,212,598

Cash and cash equivalents	62,814,042	39,995,875
Securities of affiliate	5,021,145	4,000,000
Accrued investment income	1,852,298	2,049,173
Reinsurance receivables:
Future policy benefits	69,008,949	70,610,348
Policy claims and other benefits	5,741,003	5,262,560
Cost of insurance acquired	21,194,814	24,293,914
Deferred policy acquisition costs	689,012	813,470
Property and equipment, net of accumulated depreciation	1,561,570	1,672,968
Income taxes receivable, current	649,932	422,915
Other assets	8,864,188	445,483
	$460,261,981	$457,779,304
Total assets

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits	$336,940,250	$340,883,754
Policy claims and benefits payable	3,295,862	3,885,282
Other policyholder funds	1,057,939	1,187,870
Dividend and endowment accumulations	14,175,140	14,129,025
Deferred income taxes	15,772,222	14,693,795
Notes payable	14,410,153	15,616,766
Other liabilities	17,744,457	8,087,571
Total liabilities	403,396,023	398,484,063
Minority interests in consolidated subsidiaries	13,214,854	13,050,030

Shareholders' equity:
Common stock - no par value, stated value $.001 per share
Authorized 7,000,000 shares - 3,887,064 and 3,834,031 shares issued
after deducting treasury shares of 408,219 and 400,315	3,887	3,834
Additional paid-in capital	41,803,224	41,943,229
Retained earnings (deficit)	(2,896,016)	3,028,744
Accumulated other comprehensive income	4,740,009	1,269,404
Total shareholders' equity	43,651,104	46,245,211
Total liabilities and shareholders' equity $	460,261,981	$457,779,304

* Balance sheet audited at December 31, 2008.

UTG, Inc.
AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Revenues:

Premiums and policy fees	$4,285,373	$5,038,463	$13,558,650	$16,610,939
Reinsurance premiums and policy fees	(1,008,887)	(1,484,733)	(2,956,901)	(3,976,881)
Net investment income	3,221,707	4,110,401	10,056,771	12,786,077
Realized investment (losses), net	(615,716)	(617,750)	(4,016,250)	(538,867)
Other income	585,383	486,452	1,270,573	1,495,248
	6,467,860	7,532,833	17,912,843	26,376,516

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life	6,275,988	6,285,861	19,686,661	21,051,939
Reinsurance benefits and claims	(1,096,044)	(1,175,872)	(3,908,816)	(2,955,284)
Annuity	28,697	313,152	586,812	876,823
Dividends to policyholders	136,415	217,766	558,218	812,413
Commissions and amortization of deferred
policy acquisition costs	(263,363)	(469,365)	(83,023)	(1,280,416)
Amortization of cost of insurance acquired	897,693	1,020,025	3,099,100	3,025,558
Operating expenses	1,648,655	1,701,944	5,310,991	5,577,035
Interest expense	103,621	195,430	360,716	699,283
	7,731,662	8,088,941	25,610,659	27,807,351

Loss before income taxes, minority interest
and equity in earnings of investees	(1,263,802)	(556,108)	(7,697,816)	(1,430,835)

Income tax benefit (expense)	374,420	(472,016)	889,657	(293,862)
Minority interest in gain of
consolidated subsidiaries	151,139	77,544	883,399	218,389

Net (loss)	$(738,243)	$(950,580)	$(5,924,760)	$(1,506,308)

Basic (loss) per share from continuing
operations and net (loss)	$(0.19)	$(0.25)	$(1.55)	$(0.39)

Diluted(loss) per share from continuing
operations and net (loss)	$(0.19)	$(0.25)	$(1.55)	$(0.39)

Basic weighted average shares outstanding	3,824,881	3,838,678	3,828,789	3,844,582

Diluted weighted average shares outstanding	3,824,881	3,838,678	3,828,789	3,844,582

UTG, Inc.
AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income
September 30, 2009 (Unaudited)

Nine Months Ended
Common stock	September 30, 2009
Balance, beginning of year	$3,834
Issued during year	60
Purchase treasury shares	(7)
Balance, end of period	3,887

Additional paid-in capital
Balance, beginning of year	41,943,229
Issued during year	(80,328)
Purchase treasury shares	(59,677)
Balance, end of period	41,803,224

Retained Earnings
Balance, beginning of year	3,028,744
Net loss	(5,924,760)
Balance, end of period	(2,896,016)

Accumulated other comprehensive income
Balance, beginning of year	1,269,404
Other comprehensive income
Unrealized holding gains on securities
net of minority interest,
reclassification adjustment and taxes	3,470,605

Balance, end of period	4,740,009

Total shareholders' equity, end of period	$43,651,104

Comprehensive loss
Net loss	$(5,924,760)
Unrealized holding gains on securities
net of minority interest,
reclassification adjustment and taxes	3,470,605

Total comprehensive loss	$(2,454,155)

UTG, Inc.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net (loss)	$ (5,924,760)	$ (1,506,308)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Amortization/accretion of fixed maturities	104,179	259,583
Realized investment losses	4,016,250	538,867
Unrealized investment losses included in income	29,965	0
Amortization of deferred policy acquisition costs	124,458	120,711
Amortization of cost of insurance acquired	3,099,100	3,025,558
Depreciation	1,148,586	950,811
Minority interest	(883,399)	(218,389)
Change in accrued investment income	196,875	(68,936)
Change in reinsurance receivables	1,122,956	2,040,629
Change in policy liabilities and accruals	(3,005,913)	(1,272,237)
Charges for mortality and administration of
universal life and annuity products	(6,126,913)	(6,290,398)
Interest credited to account balances	4,176,151	4,101,026
Change in income taxes receivable/payable	(1,152,113)	(576,497)
Change in other assets and liabilities, net	1,296,782	(1,735,122)
Net cash used in operating activities	(1,777,796)	(630,702)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities held for sale	32,686,611	18,235,246
Equity securities	45,923,159	9,490,814
Mortgage loans	6,901,678	4,382,574
Real estate	368,820	342,380
Policy loans	2,795,799	3,978,575
Total proceeds from investments sold and matured	88,676,067	36,429,589
Cost of investments acquired:
Fixed maturities held for sale	(28,731,115)	(19,913,237)
Equity securities	(27,157,177)	(6,704,121)
Mortgage loans	(999,833)	(5,232,501)
Real estate	(2,384,314)	(3,214,444)
Policy loans	(2,783,579)	(3,178,800)
Total cost of investments acquired	(62,056,018)	(38,243,103)
Purchase of securities of affiliate	(1,000,000)	(102,188)
Purchase of property and equipment	(17,403)	0
Net cash provided by (used in) investing activities	25,602,646	(1,915,702)

Cash flows from financing activities:
Policyholder contract deposits	5,523,652	5,765,297
Policyholder contract withdrawals	(5,183,717)	(5,619,067)
Payments on notes payable	(1,206,613)	(2,231,723)
Purchase of stock of affiliates	0	(1,487,170)
Capital stock transactions	(140,005)	(113,136)
Net cash used in financing activities	(1,006,683)	(3,685,799)

Net increase (decrease) in cash and cash equivalents	22,818,167	(6,232,203)
Cash and cash equivalents at beginning of period	39,995,875	17,746,468
Cash and cash equivalents at end of period	$ 62,814,042	$ 11,514,265

UTG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company that owns 100% of First Southern National Bank (“FSNB”), which operates in the State of Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At September 30, 2009 Mr. Correll owns or controls directly and indirectly approximately 62% of UTG’s outstanding stock.

UTG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At September 30, 2009 consolidated subsidiaries of UTG, Inc. were as depicted on the following organizational chart.

UTG, Inc
(UTG)
20-2907892 DE
100%
Roosevelt Equity Corporation
(REC)
37-0949882 DE
100%
Universal Guaranty Life Insurance Company
(UG)
70130
31-0727974 OH
67%
Sun Valley Homes (AZ), LLC
(Sun Valley)
AZ
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

As of September 30, 2009 and December 31, 2008, fixed maturities held for sale represented 62% and 58%, respectively, of total invested assets. As prescribed by the various state insurance department statutes and regulations, the insurance companies’ investment portfolio is required to be invested in investment grade securities to provide ample protection for policyholders. In light of these statutes and regulations, and the Company’s business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and other high quality low risk investments.  As of September 30, 2009, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  The investments held for sale are carried at market, with changes in market value directly charged to shareholders’ equity.  During the first quarter of 2008, management decided that the remaining fixed maturity investments categorized as held to maturity should be classified as available for sale to provide additional flexibility and liquidity.  As such, all fixed maturity investments are available for sale.  The remaining fixed maturities in the held to maturity category had become relatively small over recent years.  Management determined it would be in the Company’s best interest to be in a position to sell any fixed maturity holding should a need arise rather than having to chose only from a portion of the portfolio.

The amortized cost and estimated market values of investments in securities including investments held for sale are as follows:

	Original or	Gross	Gross
September 30, 2009	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Investments held for sale:
Fixed maturities
U.S. Government and govt.
agencies and authorities	$44,501,065	$4,048,458	$(4,521)	$48,545,002
States, municipalities and
political subdivisions	455,000	850	(4,210)	451,640
MBS/Collateralized mortgage
obligations	74,132,314	3,829,708	(25,819)	77,936,203
Public utilities	2,152,636	158,740	0	2,311,376
All other corporate bonds	44,358,226	2,540,953	(1,394,092)	45,505,087
	165,599,241	10,578,709	(1,428,642)	174,749,308
Equity securities	14,492,106	20,500	(1,002,637)	13,509,969
Total	$180,091,347	$10,599,209	$(2,431,279)	$188,259,277

Securities of affiliate	$5,000,000	$21,145	$0	$5,021,145

December 31, 2008	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Investments held for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$45,837,369	$5,971,119	$0	$51,808,488
States, municipalities and political subdivisions	485,000	1,206	(10,801)	475,405
Collateralized mortgage obligations	85,281,137	2,530,312	(221,345)	87,590,104
Public utilities	2,707,070	29,427	(34,012)	2,702,485
All other corporate bonds	40,742,526	313,560	(4,942,707)	36,113,379
	175,053,102	8,845,624	(5,208,865)	178,689,861
Equity securities	32,171,722	20,500	(1,555,722)	30,636,500
Total	$207,224,824	$8,866,124	$(6,764,587)	$209,326,361

Securities of affiliate	$4,000,000	$0	$0	$4,000,000

The fair value of investments with sustained gross unrealized losses at September 30, 2009 and December 31, 2008 are as follows:

September 30, 2009		Less than 12 months		12 Months or longer		Total
		Fair value	Unrealized	Fair value	Unrealized losses	Fair value	Unrealized losses
			losses
U.S Government and govt. agencies and authorities		502,972	$ (4,521)	$ 0	$ 0	$ 502,972	$ (4,521)

	$
States, municipalities and political subdivisions		445,000	(4,210)	0	0	445,000	(4,210)
MBS/Collateralized mortgage obligations		957	(11)	191,378	(25,808)	192,335	(25,819)
Public utilities		0	0	0	0	0	0
All other corporate bonds		0	0	5,693,199	(1,394,092)	5,693,199	(1,394,092)
Total fixed maturity		948,929	$ (8,742)	$5,884,577	$(1,419,900)	$6,833,506	$(1,428,642)
	$
Equity securities		3,683,363	$ (868,767)	$2,962,802	$ (133,870)	$6,646,165	$(1,002,637)
	$

December 31, 2008	Less than 12 months		12 Months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S Government and govt. agencies and authorities	$0	$ 0	$ 0	$ 0	$ 0	$ 0
States, municipalities and political subdivisions	459,199	(10,801)	0	0	459,199	(10,801)
MBS/Collateralized mortgage obligations	1,361,720	(174,613)	4,413,767	(46,732)	5,775,487	(221,345)
Public utilities	883,589	(34,012)	0	0	883,589	(34,012)
All other corporate bonds	9,596,967	(1,145,616)	15,885,999	(3,797,093)	25,482,966	(4,942,709)
Total fixed maturity	$12,301,475	$(1,365,042)	$20,299,766	$(3,843,825)	$32,601,241	$(5,208,867)
Equity securities	$21,212,407	$(1,471,682)	$ 1,583,050	$ (84,041)	$22,795,457	$(1,555,723)

The unrealized losses of fixed maturity investments were primarily due to financial market participants perception of increased risks associated with the current market environment, resulting in higher interest rates.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  The unrealized losses of equity investments were primarily caused by normal market fluctuations in publicly traded securities.  The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary.  Based on an evaluation of the issues, including, but not limited to, intentions to sell or ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover; the length of time and amount of the unrealized loss; and the credit ratings of the issuers of the investments, the Company held two fixed maturity investments as other-than-temporarily impaired at September 30, 2009 and one fixed maturity investment as other-than-temporarily impaired at December 31, 2008 and did not consider any other investments to be other-than-temporarily impaired. Other-than-temporary impairments of approximately $1,450,000 and approximately $540,000 were taken in the first nine months of 2009 and during the twelve months ended December 31, 2008, respectively.

The amortized cost and estimated market value of debt securities at September 30, 2009, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Held for Sale September 30, 2009	Amortized Cost	Estimated Market Value
Due in one year or less	$2,105,433	$2,140,990
Due after one year through five years	36,050,790	38,160,440
Due after five years through ten years	39,616,572	43,186,592
Due after ten years	13,005,416	12,578,042
Collateralized mortgage obligations	74,821,030	78,683,244
Total	$165,599,241	$174,749,308

B.	Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings.  Trading securities include exchange traded equities and exchange traded equity options.  The fair value of trading securities included in other assets and other liabilities as of September 30, 2009 was $7,659,715 and $(9,928,737) respectively. Trading securities’ unrealized gains in other assets as of September 30, 2009, were $280,633. Unrealized losses in other liabilities due to trading securities as of September 30, 2009, were $(310,598).  Realized gains from trading securities as of September 30, 2009 were $(16,558). Trading securities are classified in cash flows from operating activities. Trading revenue charged to net income from trading securities was:

Trading Revenue Included in Other Income
	September 30, 2009	September 30, 2008
Type of Instrument	Unrealized Gains (Losses)	Unrealized Gains (Losses)
Equity	$ (29,965)	$ -

C.	Derivatives

As of September 30, 2009, the Company held derivative instruments in the form of equity options.  The Company currently does not designate derivatives as hedging instruments.  Exchange traded equity options are combined with exchange traded equity securities in the Company’s trading portfolio, with the primary objective of generating a fair return while reducing risk.  These derivatives are included in other assets and other liabilities at fair value, with unrealized gains and losses recognized in other income.  The fair value of derivatives included in other assets and other liabilities as of September 30, 2009 was $1,027,600 and $378,320 respectively. Realized gains due to derivatives as of September 30, 2009 and December 31, 2008 was $82,173 and $0 respectively. Unrealized gains included in other assets due to derivatives as of September 30, 2009 and December 31, 2008 was $(66,267) and $0 respectively. Unrealized gains included in other liabilities due to derivatives as of September 30, 2009 and December 31, 2008 was $118,584 and $0 respectively.

3.	NOTES PAYABLE

At September 30, 2009 and December 31, 2008, the Company had $14,410,153 and $15,616,766, respectively of long-term debt outstanding.

On December 8, 2006, UTG borrowed funds from First Tennessee Bank National Association through execution of an $18,000,000 promissory note.  The note is secured by the pledge of 100% of the common stock of UG.  The promissory note carries a variable rate of interest based on the 3 month LIBOR rate plus 180 basis points.  The initial rate was 7.15%.  Interest is payable quarterly.  Principal is payable annually beginning at the end of the second year in five installments of $3,600,000. The loan matures on December 7, 2012.  The Company borrowed $0 and has made $0 in principal payments in 2009. At September 30, 2009 the outstanding principal balance on this debt was $10,492,805. The next required principal payment on this debt is due in December of 2010.

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

On June 1, 2005, UG was extended a $3,300,000 line of credit from the First National Bank of Tennessee.  The LOC is for a one-year term from the date of issue.  The interest rate on the LOC is variable and indexed to be the lowest of the U.S. prime rates as published in the Wall Street Journal, with any interest rate adjustments to be made monthly.  During 2009, UG had no borrowings from the LOC and the Company had no outstanding balance attributable to this LOC.  This LOC was determined to be no longer needed and was discontinued.

In November 2007, UG became a member of the FHLB.  This membership allows UG access to additional credit up to a maximum of 50% of the total assets of UG.  To be a member of the FHLB, UG was required to purchase shares of common stock of FHLB.  Borrowing capacity is based on 50 times each dollar of stock acquired in FHLB above the “base membership” amount.  UG’s current LOC with the FHLB is $15,000,000.  During 2009, UG had no borrowings on the LOC. At September 30, 2009 UG has no outstanding balance attributable to this LOC.

In January 2007, UG became a 51% owner of the newly formed RLF Lexington Properties LLC (“Lexington”). The entity was formed to hold, for investment purposes, certain investment real estate acquired. As part of the purchase price of the real estate owned by Lexington, the seller provided financing through the issuance of five promissory notes of $1,200,000 each totaling $6,000,000. The notes bear interest at the fixed rate of 5%. The notes came due beginning on January 5, 2008, and each January 5 thereafter until 2012 when the final note is repaid.  As of September 30, 2009 the outstanding balance was $3,600,000.

On February 7, 2007, HPG Acquisitions (“HPG”), a 74% owned affiliate of the Company, borrowed funds from First National Bank of Midland, through execution of a $373,862 promissory note. The note is secured by real estate owned by HPG. The note bears interest at a fixed rate of 5%. The first payment was due January 15, 2008. There will be 119 regular payments of $3,965 followed by one irregular last payment estimated at $32,424. At September 30, 2009, the outstanding balance on this debt was $317,348.

The consolidated scheduled principal reductions on the notes payable for the next five years are as follows:

Year	Amount
2009	$18,135
2010	$4,824,978
2011	$4,827,008
2012	$4,522,012
2013	$31,586
2014	$34,154

4.	CAPITAL STOCK TRANSACTIONS

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

At the June 2009 Board of Directors meeting, this program was terminated.  At the time of termination, the Company had 104,666 shares of common stock outstanding under the program.  During the third quarter 2009, the outstanding shares under the program were eliminated through either a cash payment or the issuance of additional shares of common stock at the option of the participant.  In exchange, the stock agreement was terminated and all rights under the agreement ended.  The Company repurchased 384 shares at a total cost of $6,259 and issued 65,699 additional shares of common stock of the Company to complete this exchange.

B.	Stock Repurchase Program

On June 5, 2001, the Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of up to $1 million of UTG's common stock.  On June 16, 2004, an additional $1 million was authorized for repurchasing shares.  On April 18, 2006, an additional $1 million was authorized for repurchasing shares.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are generally limited to a maximum per share price of $8.00.  Through October 2009, UTG has spent $2,844,827 in the acquisition of 409,245 shares under this program.

C.	Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period, retroactively adjusted to give effect to all stock splits, in accordance with Statement of Financial Accounting Standards No. 128 (se FASB Codification 200-10-Sections 5, 10, 15, 45, 55, and 60.)  At September 30, 2009, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

UG currently has an unresolved dispute with one of its outside reinsurers.  The issue relates to reinsurance premiums. The reinsurer claims UG owes for years 2005 through 2007 in the amount of $987,000.  In early 2008, the reinsurer billed UG for these amounts, providing no information or explanation.  The related treaty was originally with another outside reinsurer and was acquired by the current reinsurer in a reinsurance block acquisition.  The treaty is a yearly renewable term (“YRT”) cession based treaty.  UG maintains it has no liability relating to the back billed premium.  UG has initiated arbitration according to the treaty to bring resolution to this matter.  Final resolution is not anticipated until sometime in 2010.  UG has established a contingent liability of $500,000 relating to this matter to cover costs including legal and arbitration costs.

6.	OTHER CASH FLOW DISCLOSURE

On a cash basis, the Company paid $362,412 and $521,317 in interest expense during the first nine months of 2009 and 2008, respectively.  The Company paid $285,390 and $649,502 in federal income tax during the first nine months of 2009 and 2008, respectively.

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

8.	COMPREHENSIVE INCOME

			Tax
		Before-Tax	(Expense)	Net of Tax
	September 30, 2009	Amount	or Benefit	Amount

	Unrealized holding losses during
	Period	$2,403,223	$(841,128)	$1,562,095
	Less: reclassification adjustment
	for losses realized in net income	(6,178,846)	2,162,596	(4,016,250)
	Change in other comprehensive loss	$(3,775,623)	$1,321,468	$(2,454,155)
9.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS 157 which requires enhanced disclosures of assets and liabilities carried at fair value.  (See FASB Codification 820-10 Sections 5, 15, 30, 35, 50, 55, and 65) SFAS 157 established a hierarchical disclosure framework based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.  SFAS 157 defines the input levels as follows:

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

The following table presents the level within the hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of September 30, 2009.

	Level 1	Level 2	Level 3	Total
Assets
Fixed Maturities, available for sale	$ 8,332,413	$ 166,416,895	$ -	$ 174,749,308
Equity Securities, available for sale	10,655,639	2,854,330	-	13,509,969
Other Assets	7,659,715	-	-	7,659,715
Total Financial Assets Carried at Fair Value	$ 26,647,767	$ 169,271,225	$ -	$ 195,918,992

	Level 1	Level 2	Level 3	Total
Liabilities
Other Liabilities	$ 9,928,737	$ -	$ -	$ 9,928,737

The financial statements include various estimated fair value information at September 30, 2009 and December 31, 2008, as required by Statement of Financial Accounting Standards 107, Disclosure about Fair Value of Financial Instruments (SFAS 107, See FASB Codification 825-10 Sections 50, 55, 60).  Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument required to be valued by SFAS 107 (see FASB Codification 825-10 Sections 50, 55, 60) for which it is practicable to estimate that value:

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

(e)  Notes payable

For borrowings subject to floating rates of interest, carrying value is a reasonable estimate of fair value.  For fixed rate borrowings fair value is determined based on the borrowing rates currently available to the Company for loans with similar terms and average maturities.

The estimated fair values of the Company's financial instruments required to be valued by SFAS 107 (See Codification 825-10 Sections 50, 55, 60) are as follows as of September 30:

	2009		2008
Assets	Carrying Amount	Estimated Market Value	Carrying Amount	Estimated Market Value
Fixed maturities held for sale	$174,749,308	$174,749,308	$178,689,861	$178,689,861
Equity securities	13,509,969	13,509,969	30,636,500	30,636,500
Securities of affiliate	5,021,145	5,021,145	4,000,000	4,000,000
Mortgage loans on real estate	34,308,718	34,934,934	42,472,916	43,663,279
Policy loans	14,620,635	14,620,635	14,632,855	14,632,855
Liabilities
Notes payable	14,410,153	14,165,965	15,616,766	15,128,452
10.	NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162. (See FASB Codification 105-10 - Sections 5, 10, 65, and 70) SFAS 168 establishes the Accounting Standards Codification (“Codification”), which was officially released on July 1, 2009, to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification.  The Codification is not expected to change U.S. GAAP as it does not include any guidance or interpretations of U.S. GAAP beyond what is already reflected in the existing FASB literature.  All other accounting literature excluded from the Codification will be considered nonauthoritative.  SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009.  The adoption of SFAS 168 is not expected to have an effect on the Company’s consolidated financial statements.  However, because the Codification completely replaces existing standards, it will affect the ways U.S. GAAP is referenced by the Company in its consolidated financial statements and accounting policies.

The FASB also issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107 requires companies to include disclosures about the fair value of financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures should include the fair value of all financial instruments for which it is practicable, together with the related carrying value, and disclose of the methods and significant assumptions used to estimate the fair value. Disclosure should also be made of any changes in the methods and significant assumptions used, if any, during the period.  In periods after initial adoption, this FSP requires comparative disclosures for periods ending after initial adoption. FSP FAS 107-1 and APB 28-1 are to be effective for interim reporting periods ending after June 15, 2009. Adoption of FSP FAS 107-1 and APB 28-1 did not have a material effect on the Company’s consolidated financial statements. (FASB Codification 825-10-65-65-1)

The FASB also issued Statement No. 167, Amendments of FASB Interpretation No. 46(R), which, among other things, amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51, (See FASB Codification Topic 505, 810, 850, 860, 970, and 958)  to (i) require an entity to perform an analysis to determine whether an entity’s variable interest or interest give it a controlling financial interest in a variable interest entity; (ii) require ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iii) amend certain guidance for determining whether an entity is a variable interest entity; and (iv) require enhanced disclosure that will provide users of financial statements with more transparent information about an entity’s involvement in a variable interest entity.  SFAS 167 is to be effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter with earlier application prohibited.  The adoption of SFAS 167 is not expected to have a material effect on the Company’s consolidated financial statements.

The FASB also issued Statement No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140. (See FASB Codification Topics 405 and 860)  SFAS 166 removes the concept of qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to qualifying special-purpose entities.  SFAS 166 changes the requirements for derecognizing financial assets modifying the financial-components approach used in SFAS 140 and limits the circumstances in which a financial asset, or a portion of a financial assets, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.  SFAS 166 removes the special provisions in SFAS 140 and SFAS 65 for guaranteed mortgage securitizations, and as a result, requires those securitizations to be treated the same as any other transfer of financial assets within the scope of SFAS 140.  Additional disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets.  SFAS is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter with earlier application prohibited.  The recognition and measurement provisions of SFAS 166 shall be applied to transfers that occur on or after the effective date.  The adoption of SFAS 166 is not expected to have a material effect on the Company’s consolidated financial statements.

The FASB also issued Statement No. 165, Subsequent Events.  (See FASB Codification 855-10- Sections: 5, 15, 25, 45, 50, and 55.) SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transaction that occurred after the balance sheet date.  SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  The adoption of SFAS 165 is not expected to have a material effect on the Company’s consolidated financial statements.

The FASB also issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly", (See FASB Codification 820-10-65--65-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements", when the volume and level of activity for the asset or liability have significantly decreased, and guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  For comparative purposed, FSP FAS 157-4 does not require disclosures for earlier periods presented at initial adoption.  For periods after initial adoption, comparative disclosures are required only for those periods ending after initial adoption.  The adoption of FSP FAS 157-4 did not have a material effect on the Company's consolidated financial statements.

The FASB also issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments", (See FASB Codification 320-10-65-65-1) FSP FAS 115-2 and FAS 124-2 applies to debt securities classified as available-for-sale and held-to-maturity that are subject to other-than-temporary impairment guidance.  FSP FAS 115-2 and FAS 124-2 modifies the existing requirement whereby an investor must assert that it has both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost basis in order to avoid recognizing an other-than-temporary impairment.  Instead, an entity must assess whether (a) it has the intent to sell the debt security, or (b) it more likely that not will be required to sell the debt security before its anticipated recovery.  If either of these conditions is met, the entity must recognize an other-than-temporary impairment.  In assessing whether the entire amortized cost basis of the security will be recovered, an entity shall compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security and, if the expected cash flows is less than the amortized cost basis, a credit loss exits, and an other-than-temporary impairment shall be considered to have occurred.  The guidance provides numerous factors to be considered when estimating whether a credit loss exists and the period over which the debt security is expected to recover.  If an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date shall be recognized in earnings.  If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment shall be separated into (a) the amount representing the credit loss, and (b) the amount related to all other factors.  The amount related to the credit loss shall be recognized in earnings and the amount related to all other factors shall be recognized in other comprehensive income, net of applicable income taxes.  The new amortized cost basis of the investment shall be the previous amortized cost basis less the other-than-temporary impairment recognized in earnings.  FSP FAS 115-2 and FAS 124-2 also expands and increases the frequency of existing disclosures about other-than-temporary impairments for both debt and equity securities and requires new disclosure pertaining to the significant inputs used in  determining a credit loss, as well as a rollforward of that amount each period.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted.  For debt securities held at the beginning of the interim period for which an other-than-temporary impairment was previously recognized, if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the entity shall recognize the cumulative effect of initially applying this FSP as an adjustment of the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The amortized cost basis of the security shall be adjusted by the cumulative-effect adjustment before taxes.  The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material effect on the Company's consolidated financial statements.

The FASB also issued Statement No. 163, (See FASB Codification 944- Subtopics: 20, 40, 310, and 605) Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60 Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  The Company does not believe the adoption will have a material impact on its consolidated financial condition or results of operations.

The FASB also issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (See FASB Codification Topic 815, Subtopic 10, Section 15 and 65) This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not believe the adoption will have a material impact on its consolidated financial condition or results of operations.

The FASB also issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. (See FASB Codification 810-10-65-65-1) This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not believe the adoption will have a material impact on its consolidated financial condition or results of operations.

The FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (See FASB Codification 825-10- Sections: 5, 15, 25, 35, 45, 50, and 55). The Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Statement was effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company chose not to elect the fair value option – therefore, SFAS No. 159 did not impact its consolidated financial position, results of operations or cash flows.

The FASB issued Statement No. 157, Fair Value Measurements. (See FASB Codification 820-10- Sections 5, 15, 30, 35, 50, 55, and 65) The Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. Adoption of SFAS 157 did not have a material impact on its consolidated financial position, results from operation, or cash flow.

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

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  The Company has evaluated all such events and transactions occurring subsequent to the balance sheet date of September 30, 2009 and through the issuance date of November 13, 2009.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources.  This analysis should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.  The Company reports financial results on a consolidated basis.  The consolidated financial statements include the accounts of UTG and its subsidiaries at September 30, 2009.

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

We believe that these policies were applied in a consistent manner during the first nine months of 2009.

Results of Operations

(a)	Revenues

The Company experienced a decrease of approximately $(2,032,000) in premiums and policy fee revenues, net of reinsurance premiums and policy fees, when comparing the first nine months of 2009 to the same period in 2008 and a decrease of approximately $(277,000) for the third quarter comparison.  Unless the Company acquires a block of in-force business management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience.

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

Net investment income decreased approximately 21% when comparing the first nine months of 2009 to the same period in 2008 and decreased approximately 22% when comparing third quarter results.  This decrease is primarily related to the Company holding fewer fixed maturity investments and carrying cash balances earning lower rates of interest compared to a year ago.  As the bursting of the housing bubble ripples through the global economy, Management has taken steps to avoid catastrophic future losses.  As part of this portfolio evaluation process, certain investments were subsequently sold, particularly during the third and fourth quarters of 2008.  This has resulted in a higher cash balance earning extremely low rates of interest which will have an immediate impact on income.  The Company has begun the process of identifying suitable fixed maturity investments and re-deploying this excess cash, which will have a direct positive impact on net income going forward.

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

The Company had realized investment losses of $(4,016,250) in the first nine months of 2009 compared to net realized investment losses of $(538,867) for the same period in 2008.  With 2008 experiencing one of the largest financial crises in our nation’s history and 2009 remaining weak, Management has refused to sit on the sidelines hoping for a recovery and spent a significant amount of time analyzing the Company’s investment holdings and reducing risk.  As a result of this, certain fixed maturity investments that were deemed too risky, primarily those related to commercial real estate and financial institutions were sold, predominantly at losses.  These losses totaled approximately $(5,650,000).  Included in these losses is an approximate $(1,450,000) loss from writing down a structured security containing trust preferred issues from banks.   Amid growing global economic distress, the Company established a defensive posture in exchange traded funds.  These investments resulted in gains of approximately $3,500,000 during the first quarter.  However, during the second quarter, the general stock market bottomed and the Company overstayed its welcome in these securities, realizing approximately $(6,600,000) in losses.  The Company also realized gains on sales of common stocks of approximately $4,400,000 helping to offset some of the losses.  Although the perception is growing that the economy has turned the corner, the Company believes it will take time and continued debt unwinding for a true recovery to take place and that the focus should continue to be on risk and not reward chasing.  With that in mind, considerable time will be spent researching various opportunities as they arise with margin of safety being paramount.

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

Life benefits, claims and settlement expenses net of reinsurance benefits and claims, decreased approximately 13% in the first nine months of 2009 compared to the same period in 2008 and remained comparable comparing third quarter.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.  Overall, reserves continue to increase on in-force policies as the average age of the insured increases.

Commissions and amortization of deferred policy acquisition costs increased approximately $1,200,000 in the first nine months of 2009 compared to the same period in 2008 and increased approximately $206,000 in the third quarter comparison.  AC and TI reinsurance agreements that are in place with outside companies drive the majority of this number. TI’s reinsurance agreement terminated in April of 2008.  Another significant factor is attributable to the Company paying fewer commissions since the Company writes very little new business and renewal premiums on existing business continue to decline.  Most of the Company’s agent agreements contained vesting provisions, which provide for continued compensation payments to agents upon their termination subject to certain minimums and often limited to a specific period of time.  Another factor is attributable to normal amortization of the deferred policy acquisition costs asset.  The Company reviews the recoverability of the asset based on current trends and known events compared to the assumptions used in the establishment of the original asset.  No impairments were recorded in any of the periods presented.

Operating expenses decreased approximately 5% in the first nine months of 2009 compared to the same period in 2008 and decreased approximately 3% comparing the third quarter.  The Company continually monitors expenditures looking for savings opportunities.  Management places significant emphasis on expense monitoring and cost containment.  Maintaining administrative efficiencies directly impacts net income.

Interest expense decreased approximately 48% and 47% in the first nine months of 2009 compared to the same period in 2008 and in comparing the third quarter, respectively, due to the general decline in interest rates.

(c)	Net loss

The Company had a net loss of $(5,924,760) in the first nine months of 2009 compared to a net loss of $(1,506,308) for the same period in 2008 and a net loss of $(738,243) during the third quarter of 2009 compared to a net loss of $(950,580) for the same period in 2008.  The higher net losses over last year are mainly attributable to lower investment income and realized losses.

Financial Condition

Total shareholders’ equity decreased approximately $(2,594,000) as of September 30, 2009 compared to December 31, 2008.  The decrease is primarily attributable to the net loss.

Investments represent approximately 61% and 67% of total assets at September 30, 2009 and December 31, 2008, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company’s investment portfolio is invested in high quality, low risk investments.

As of September 30, 2009, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments held for sale".  Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.

Liquidity and Capital Resources

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and debt service.  Cash and cash equivalents as a percentage of total assets were approximately 14% and 9% as of September 30, 2009, and December 31, 2008, respectively.  Fixed maturities as a percentage of total assets were approximately 38% and 39% as of September 30, 2009 and December 31, 2008, respectively.

The Company currently has access to funds for operating liquidity.  UTG has a $5,000,000 revolving credit note with First Tennessee Bank National Association.  UG is a member of the FHLB which allows UG access to credit.  UG’s current line of credit with the FHLB is $15,000,000.  At September 30, 2009, there were no outstanding borrowings attributable to the lines of credit.

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

Net cash (used in) operating activities was $(1,777,796) and $(630,702) for the nine months ending September 30, 2009 and 2008, respectively.

Net cash provided by (used in) investing activities was $25,602,646 and $(1,915,702) for the nine month periods ending September 30, 2009 and 2008, respectively.  The most significant aspects of cash in investing activities are the fixed maturity and equity transactions.  The Company had net sales of fixed maturities and equities in the amount of $22,721,478 and $1,108,702 in the first nine months of 2009 and 2008, respectively.

Net cash (used in) financing activities was $(1,006,683) and $(3,685,799) for the nine month period ending September 30, 2009 and 2008, respectively.  The most significant factor in cash used in financing activities was payments on notes payable. The Company made payments on notes payable in the amount of $1,206,613 and 2,231,723 in the first nine months of 2009 and 2008 respectively.

At September 30, 2009, the Company had $14,410,153 of long-term debt outstanding.  At December, 2008, the Company had $15,616,766 of debt outstanding.  The debt is mainly attributable to the acquisition of Acap at the end of 2006.

UTG is a holding company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on management fees received from its insurance subsidiaries, stockholder dividends from its subsidiaries and earnings received on cash balances.  At September 30, 2009, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries.  The Company's insurance subsidiaries have maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.  No dividends were paid to shareholders in 2008 or the first nine months of 2009.

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

Accounting Developments

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162. (See FASB Codification 105-10 - Sections 5, 10, 65, and 70) SFAS 168 establishes the Accounting Standards Codification (“Codification”), which was officially released on July 1, 2009, to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification.  The Codification is not expected to change U.S. GAAP as it does not include any guidance or interpretations of U.S. GAAP beyond what is already reflected in the existing FASB literature.  All other accounting literature excluded from the Codification will be considered nonauthoritative.  SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009.  The adoption of SFAS 168 is not expected to have an effect on the Company’s consolidated financial statements.  However, because the Codification completely replaces existing standards, it will affect the ways U.S. GAAP is referenced by the Company in its consolidated financial statements and accounting policies.

The FASB also issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107 requires companies to include disclosures about the fair value of financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures should include the fair value of all financial instruments for which it is practicable, together with the related carrying value, and disclose of the methods and significant assumptions used to estimate the fair value. Disclosure should also be made of any changes in the methods and significant assumptions used, if any, during the period.  In periods after initial adoption, this FSP requires comparative disclosures for periods ending after initial adoption. FSP FAS 107-1 and APB 28-1 are to be effective for interim reporting periods ending after June 15, 2009. Adoption of FSP FAS 107-1 and APB 28-1 did not have a material effect on the Company’s consolidated financial statements. (FASB Codification 825-10-65-65-1)

The FASB also issued Statement No. 167, Amendments of FASB Interpretation No. 46(R), which, among other things, amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51, (See FASB Codification Topic 505, 810, 850, 860, 970, and 958)  to (i) require an entity to perform an analysis to determine whether an entity’s variable interest or interest give it a controlling financial interest in a variable interest entity; (ii) require ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iii) amend certain guidance for determining whether an entity is a variable interest entity; and (iv) require enhanced disclosure that will provide users of financial statements with more transparent information about an entity’s involvement in a variable interest entity.  SFAS 167 is to be effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter with earlier application prohibited.  The adoption of SFAS 167 is not expected to have a material effect on the Company’s consolidated financial statements.

The FASB also issued Statement No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140. (See FASB Codification Topics 405 and 860)  SFAS 166 removes the concept of qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to qualifying special-purpose entities.  SFAS 166 changes the requirements for derecognizing financial assets modifying the financial-components approach used in SFAS 140 and limits the circumstances in which a financial asset, or a portion of a financial assets, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.  SFAS 166 removes the special provisions in SFAS 140 and SFAS 65 for guaranteed mortgage securitizations, and as a result, requires those securitizations to be treated the same as any other transfer of financial assets within the scope of SFAS 140.  Additional disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets.  SFAS is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter with earlier application prohibited.  The recognition and measurement provisions of SFAS 166 shall be applied to transfers that occur on or after the effective date.  The adoption of SFAS 166 is not expected to have a material effect on the Company’s consolidated financial statements.

The FASB also issued Statement No. 165, Subsequent Events.  (See FASB Codification 855-10- Sections: 5, 15, 25, 45, 50, and 55.) SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transaction that occurred after the balance sheet date.  SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  The adoption of SFAS 165 is not expected to have a material effect on the Company’s consolidated financial statements.

The FASB also issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly", (See FASB Codification 820-10-65--65-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements", when the volume and level of activity for the asset or liability have significantly decreased, and guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  For comparative purposed, FSP FAS 157-4 does not require disclosures for earlier periods presented at initial adoption.  For periods after initial adoption, comparative disclosures are required only for those periods ending after initial adoption.  The adoption of FSP FAS 157-4 did not have a material effect on the Company's consolidated financial statements.

The FASB also issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments", (See FASB Codification 320-10-65-65-1) FSP FAS 115-2 and FAS 124-2 applies to debt securities classified as available-for-sale and held-to-maturity that are subject to other-than-temporary impairment guidance.  FSP FAS 115-2 and FAS 124-2 modifies the existing requirement whereby an investor must assert that it has both the intent and ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost basis in order to avoid recognizing an other-than-temporary impairment.  Instead, an entity must assess whether (a) it has the intent to sell the debt security, or (b) it more likely that not will be required to sell the debt security before its anticipated recovery.  If either of these conditions is met, the entity must recognize an other-than-temporary impairment.  In assessing whether the entire amortized cost basis of the security will be recovered, an entity shall compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security and, if the expected cash flows is less than the amortized cost basis, a credit loss exits, and an other-than-temporary impairment shall be considered to have occurred.  The guidance provides numerous factors to be considered when estimating whether a credit loss exists and the period over which the debt security is expected to recover.  If an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date shall be recognized in earnings.  If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment shall be separated into (a) the amount representing the credit loss, and (b) the amount related to all other factors.  The amount related to the credit loss shall be recognized in earnings and the amount related to all other factors shall be recognized in other comprehensive income, net of applicable income taxes.  The new amortized cost basis of the investment shall be the previous amortized cost basis less the other-than-temporary impairment recognized in earnings.  FSP FAS 115-2 and FAS 124-2 also expands and increases the frequency of existing disclosures about other-than-temporary impairments for both debt and equity securities and requires new disclosure pertaining to the significant inputs used in  determining a credit loss, as well as a rollforward of that amount each period.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted.  For debt securities held at the beginning of the interim period for which an other-than-temporary impairment was previously recognized, if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the entity shall recognize the cumulative effect of initially applying this FSP as an adjustment of the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The amortized cost basis of the security shall be adjusted by the cumulative-effect adjustment before taxes.  The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material effect on the Company's consolidated financial statements.

The FASB also issued Statement No. 163, (See FASB Codification 944- Subtopics: 20, 40, 310, and 605) Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60 Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  The Company does not believe the adoption will have a material impact on its consolidated financial condition or results of operations.

The FASB also issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (See FASB Codification Topic 815, Subtopic 10, Section 15 and 65) This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not believe the adoption will have a material impact on its consolidated financial condition or results of operations.

The FASB also issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. (See FASB Codification 810-10-65-65-1) This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not believe the adoption will have a material impact on its consolidated financial condition or results of operations.

The FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (See FASB Codification 825-10- Sections: 5, 15, 25, 35, 45, 50, and 55). The Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Statement was effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company chose not to elect the fair value option – therefore, SFAS No. 159 did not impact its consolidated financial position, results of operations or cash flows.

The FASB issued Statement No. 157, Fair Value Measurements. (See FASB Codification 820-10- Sections 5, 15, 30, 35, 50, 55, and 65) The Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. Adoption of SFAS 157 did not have a material impact on its consolidated financial position, results from operation, or cash flow.

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

Interest rate risk

The Company’s exposure to interest rate changes results from a significant holding of fixed maturity investments and mortgage loans on real estate, all of which comprised approximately 74% of the investment portfolio as of September 30, 2009. These investments are mainly exposed to changes in treasury rates.  The fixed maturities investments include U.S. government bonds, securities issued by government agencies, mortgage-backed bonds and corporate bonds.  Approximately 73% of the fixed maturities we owned at September 30, 2009 are instruments of the United States government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government.

To manage interest rate risk, the Company performs periodic projections of asset and liability cash flows to evaluate the potential sensitivity of the investments and liabilities.  Management assesses interest rate sensitivity with respect to the available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward 100-basis point shifts in the prevailing interest rates.  The following tables set forth the potential amount of unrealized gains (losses) that could be caused by 100-basis point upward and downward shifts on the available-for-sale fixed maturities investments as of September 30, 2009:

Decreases in Interest Rates	Increases in Interest Rates

200 Basis Points	100 Basis Points	100 Basis Points	200 Basis Points
$ 11,999,000	$ 6,062,000	$ (4,579,000)	$ (11,398,000)

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

At September 30, 2009, $7,659,715 of other assets and $9,928,737 of other liabilities were classified as trading instruments carried at fair value.  Included in these amounts are equity options with a fair value of $1,027,600 and $378,320 in other assets and other liabilities, respectively.  At December 31, 2008, no instruments were classified as trading and there were no investments in derivative instruments.

The Company had no capital lease obligations, material operating lease obligations or purchase obligations outstanding as of September 30, 2009.

The Company currently has $14,410,153 of debt outstanding.

Equity risk

Equity risk is the risk that the Company will incur economic losses due to adverse fluctuations in a particular stock.  As of September 30, 2009 and December 31, 2008, the fair value of our equity securities classified as available for sale was $13,509,969 and $30,636,500, respectively. As of September 30, 2009, a 10% decline in the value of the equity securities would result in an unrealized loss of $1,350,997, as compared to an estimated unrealized loss of $3,063,650 as of December 31, 2008.  The Company is also exposed to equity risk through its trading portfolio which contains equity securities and equity options with a fair value of $7,659,715 and $9,928,737 in other assets and other liabilities, respectively.  The effect of an adverse move of approximately two standard deviations on this portfolio would produce an estimated loss of approximately $181,000.  The selection of the unfavorable changes in the equity markets should not be construed as a prediction by the Company of future market events, but rather as an illustration of the potential impact of such an event.

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

UTG, INC.
(Registrant)

Date:	November 13, 2009	By	/s/ James P. Rousey
James P. Rousey
President, and Director

Date:	November 13, 2009	By	/s/ Theodore C. Miller
Theodore C. Miller
Senior Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 302
31.2	Certification of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 302
32.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to 18 U.S.C. Section 1350
32.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to 18 U.S.C. Section 1350

Exhibit 31.1
CERTIFICATIONS

I, Jesse T. Correll, Chairman of the Board and Chief Executive Officer of UTG, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant, UTG, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)and 15d-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any changes in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:	November 13, 2009	By	/s/ Jesse T. Correll
Chairman of the Board and
Chief Executive Officer

Exhibit 31.2
CERTIFICATIONS

I, Theodore C. Miller, Senior Vice President, Corporate Secretary and Chief Financial Officer of UTG, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant, UTG, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)and 15d-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any changes in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:	November 13, 2009	By	/s/ Theodore C. Miller
Senior Vice President, Corporate Secretary and
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report on Form 10-Q of UTG, Inc. (the “Company”) for the period ended September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”) I, Jesse T. Correll, Chairman of the Board and Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company

Date:	November 13, 2009	By:	/s/ Jesse T. Correll
Jesse T. Correll
Chairman of the Board and
Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report on Form 10-Q of UTG, Inc. (the “Company”) for the period ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”) I, Theodore C. Miller, Senior Vice President, Corporate Secretary and Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company

Date:	November 13, 2009	By:	/s/ Theodore C. Miller
Theodore C. Miller
Senior Vice President, Corporate
Secretary and Chief Financial Officer