Form 10-K
period 2009-12-31
UTG INC
filed 2010-03-31
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. [  ]

Indicate by check mark whether the registrant is large accelerated filer, an accelerator filer, a non-accelerated filer, or a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non Accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company, as defined by Rule 12b-2 of the act.   Yes [  ]    No [X]

As of June 30, 2009, shares of the Registrant’s common stock held by non-affiliates (based upon the price of the last sale of $6.25 per share), had an aggregate market value of approximately $7,763,919.

At March 1, 2010 the Registrant had 3,883,129 outstanding shares of Common Stock, stated value $.001 per share.

Documents incorporated by reference:  None

UTG, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2009

TABLE OF CONTENTS

PART I……………………………………………………………………………………………………………………...................................................................................	3
ITEM 1. BUSINESS…………………………………………………………………………………………………...................................................................................................	3
ITEM 1A. RISK FACTORS……………………………………………………………………………….………...................................................................................................…	14
ITEM 1B. UNRESOLVED STAFF COMMENTS………………………………………………………………...............................................................................................…….	16
ITEM 2. PROPERTIES…………………………………………………………………………………………….................................................................................................….	16
ITEM 3. LEGAL PROCEEDINGS…………………………………………………………………………….................................................................................................……...	16
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS………………................................................................……...............................………….	16
PART II………………………………………………………………………………………………………………..................................................................................……	17
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PRUCHASES OF EQUTY SECURITIES………………………………....................................................................................................….	17
ITEM 6. SELECTED FINANCIAL DATA……………………………………………………………………….............................................................................................……	18
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS…………………………………………………………………………...................................................................................................…..	18
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK………………........................................................................................…….	32
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA………………………………………..........................................................................................….	34
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE………………………………………………………………………................................................................................................….	66
ITEM 9A. CONTROLS AND PROCEDURES…………………………………………………………………….................................................................................................….	66
ITEM 9B. OTHER INFORMATION………………………………………………………………………………................................................................................................…..	66
PART III…………………………………………………………………………………………………………...................................................................................………..	67
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE………………….....................................................................................................….	67
ITEM 11. EXECUTIVE COMPENSATION……………………………………………………………………….................................................................................................…	71
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS………………………………………………………..................................................................................................…	75
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE………………………………………………………………………......................................................................................................….	78
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES………………………………………………...................................................................................................…	80
PART IV……………………………………………………………………………………………………………....................................................................................……	81
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES………………………………..……..............................................................................................……	81

PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING INFORMATION

Any forward-looking statement contained herein or in any other oral or written statement by the Company or any of its officers, directors or employees is qualified by the fact that actual results of the Company may differ materially from those projected in forward-looking statements.  Additional information concerning factors that could cause actual results to differ from those in the forward-looking statements is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

At December 31, 2009, significant majority-owned subsidiaries of the Registrant were as depicted on the following organizational chart:

UTG, Inc
(UTG)
20-2907892 DE
Roosevelt Equity Corporation
(REC)
37-0949882 DE
100%
100%
Universal Guaranty Life Insurance Company
(UG)
70130
31-0727974 OH
Sun Valley Homes (AZ), LLC
(Sun Valley)
27-0660712 AZ
67%
100%
Stanford Wilderness Road, LLC
(SWR)
20-3705703 KY
100%
Cumberland Woodlands, LLC
(CW)
26-1700910 KY
74%
HPG Acquisitions, LLC
(HPG)
20-5638300 TX
51%
RLF Lexington Properties, LLC
(Lexington)
20-5935357 CO
73%
ACAP Corporation
(ACAP)
25-1489730 DE
100%
American Capitol Insurance Company
(AC)
60291
74-1219404 TX
100%
Imperial Plan, Inc
(Imperial Plan)
76-0293391 TX

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC, a Kentucky corporation, (FSF) and First Southern Bancorp, Inc. (FSBI), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (FSNB).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At December 31, 2009, Mr. Correll owns or controls directly and indirectly approximately 53% of UTG’s outstanding stock.

UTG is a life insurance holding company.  The focus of UTG is the acquisition of other companies in similar lines of business and management of the insurance subsidiaries.  UTG has no activities outside the life insurance focus. UTG has a history of acquisitions and consolidation in which life insurance companies are involved.

UG is a wholly-owned life insurance subsidiary of UTG domiciled in the State of Ohio, which operates in the individual life insurance business.  The primary focus of UG has been the servicing of existing insurance business in force.  In addition, UG provides insurance administrative services for other non-related entities.

ACAP is an insurance holding company that is 73% owned by UG.  ACAP has no day-to-day operations of its own.  Its only significant asset is its investment in AC.

AC is a wholly-owned life insurance subsidiary of ACAP domiciled in the State of Texas, which operates in the individual life insurance business. The primary focus of AC has been the servicing of existing insurance business in force.

REC is a wholly-owned subsidiary of UTG, which was incorporated under the laws of the State of Delaware on June 1, 1971, as a securities broker dealer.  REC was established as an aid to life insurance sales.  Policyholders could have certain policy benefits such as annual dividends automatically transferred to a mutual fund if they elected.  REC acts as an agent for its customers by placing orders of mutual funds and variable annuity contracts, which are placed in the customers’ names. The mutual fund shares and variable annuity accumulation units are held by the respective custodians. The only financial involvement of REC is through receipt of commission (load).  REC functions at a minimum broker-dealer level. It does not maintain any of its customer accounts nor receives customer funds directly. Operating activity of REC accounted for approximately $20,000 in losses in the current year.

HPG is a 74% owned subsidiary of UG, which owns for investment purposes, commercial property located in downtown Midland, Texas.  The property includes three commercial office buildings with a total of approximately 530,000 square feet and adjoining parking with 280 spaces.

SWR is a wholly-owned subsidiary of UG, which owns for investment purposes commercial real estate located in downtown Stanford, Kentucky.  Future plans for these properties include a rehabilitation of the buildings and will include a hotel and other commercial/retail space once completed.

CW is a wholly-owned subsidiary of UG, which owns for investment purposes, approximately 15,000 acres of land in Kentucky and a 50% partnership interest in an additional 11,000 acres of land in Kentucky.

Lexington is a 51% owned subsidiary of UG, which owns for investment purposes approximately 3,150 acres of land located near Lexington, Kentucky.

Sun Valley is a 67% owned subsidiary of UG, which owns for investment, purposes residential real estate in Phoenix, Arizona. Sun Valley has been acquiring foreclosed residential properties in the Phoenix area with the intent to rehab and sell over a short period of time. Sun Valley is currently in a wind down phase.

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

In December 2006, the Company completed an acquisition transaction whereby it acquired a controlling interest in ACAP Corporation, which owned two life insurance subsidiaries. The acquisition resulted in an increase of approximately $90,000,000 in invested assets, $160,000,000 in total assets and 200,000 additional policies to administer.  The administration of the acquired entities was moved to Springfield, Illinois during December 2006.  The Company believes this acquisition was a good fit with its existing administration and operations.  Significant expense savings were realized as a result of the combining of operations compared to costs of the two entities operating separately.

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

Effective January 1, 2009, the Company began using as required the 2001 CSO reserve table for new issues on a Statutory basis.

UG offers a universal life policy referred to as the “Legacy” product.  This product was designed for use with several distribution channels including the Company’s own internal agents, bank agent/employees and through personally producing general agents “PPGA”.  This policy is issued for ages 0 – 65, in face amounts with a minimum of $25,000.  The Legacy product has a current declared interest rate of 4.0%, which is equal to its guaranteed rate.  After five years the guaranteed rate drops to 3.0%.  During the first five years the policy fee is $6.00 per month on face amounts less than $50,000 and $5.00 per month for larger amounts.  After the first five years the Company may increase this rate but not more than $8.00 per month.  The policy has other loads that vary based upon issue age and risk classification. Partial withdrawals, subject to minimum $500 cash surrender value and $25 fee, are allowed once a year after the first duration. Policy loans are available at 7.4% interest in advance. The policy's accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan. Surrender charges are based on a percentage of target premiums starting at 100% for years 1 and 2 then grading downward to 0 in year 5.

Also available are a number of traditional whole life policies.  UG’s “Ten Pay Whole Life” insurance product has a level face amount.  The level premium is payable for the first ten policy years.  This policy is available for issue ages 0-65, and has a minimum face amount of $10,000.  This policy can be used in conversion situations, where it is available up to age 75 and at a minimum face amount of $5,000.   There is no policy fee.

The “Preferred Whole Life” insurance product also has a level face amount and level premium, although the premiums are payable for the insured’s life on this product.  Issue ages are 0-65 and the minimum face amount is $25,000.  There is no policy fee.  Unlike the Ten Pay, this product has several optional riders available: Accidental Death rider, Children’s Term Insurance rider, Terminal Illness rider and/or Waiver of Premium rider.

The “Tradition” is a fixed premium whole life insurance policy.  Premiums are level and payable for life.  Issue ages are 0-80.  The minimum face amount is the greater of $10,000 or the amount of coverage provided by a $100 annual premium.  There is a $30 annual policy fee.   This product has the same optional riders as the Preferred Whole Life, listed above.

Kid Kare is a single premium level term policy to age 21.   The product is sold in units, with one unit equal to a face amount of $5,000 for a single premium of $250.  The policy is issued from ages 0-15 and has conversion privileges at age 21.  There is no policy fee.

The “First Annuity” is the only active annuity product in UG’s portfolio.  This product is issued for ages 0-80.  The minimum annual premium in the first year is $5,000, with premiums being optional in all other years. This policy has a decreasing surrender charge during the first five years of the contract.

The “Full Circle” is a decreasing term product available in 10, 15, 20, 25 or 30 year terms.  The product is generally issued to ages 20 to 65, with a minimum face amount of $10,000.

The “Sentinel” is a level term product available in 10, 15, 20, 25 or 30 year terms.  The product is generally issued to ages 18 to 65, with a minimum face amount of $25,000.

AC has available a product referred to as the “Simplified Issue Whole Life”.  This product is a small face whole life insurance product that is issued from ages 0 – 65 with face amounts ranging from $1,000 to $25,000.  The product is primarily used as a final expense type product.

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

The Company has a variety of policies in force different from those being marketed.  Interest sensitive products, including universal life and excess interest whole life (“fixed premium UL”), account for 55% of the insurance in force.  Approximately 9% of the insurance in force is participating business, which represents policies under which the policy owner shares in the insurance company’s statutory divisible surplus. The Company's average persistency rate for its policies in force for 2009 and 2008 has been 96.1% and 95.8%, respectively.

Interest sensitive life insurance products have characteristics similar to annuities with respect to the crediting of a current rate of interest at or above a guaranteed minimum rate and the use of surrender charges to discourage premature withdrawal of cash values.  Universal life insurance policies also involve variable premium charges against the policyholder's account balance for the cost of insurance and administrative expenses.  Interest sensitive whole life products generally have fixed premiums.  Interest sensitive life insurance products are designed with a combination of front-end loads, periodic variable charges, and back-end loads or surrender charges.

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

MARKETING

The Company has not actively marketed life products in the past several years.  Management currently places little emphasis on new business production, believing resources could be better utilized in other ways.  Current sales primarily represent sales to existing customers through additional insurance needs or conservation efforts.  The Company currently places emphasis on policy retention in an attempt to maintain or improve current persistency levels.  In this regard, several of the home office staff have become licensed insurance agents enabling them broader abilities when dealing with the customer in regard to his/her existing policies and possible alternatives.  The conservation efforts described above have been generally positive.  Management will continue to monitor these efforts and make adjustments as seen appropriate to enhance the future success of the program.

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

AC has no licensed agents.  AC is licensed to sell life insurance in Alabama, Alaska, Arizona, Arkansas, California, Colorado, Delaware, District of Columbia, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Louisiana, Maine, Maryland, Michigan, Mississippi, Missouri, Montana, Nebraska, New Hampshire, New Mexico, North Dakota, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wyoming.

In 2009, approximately $11,783,000 of total direct premium was collected by UG.  Ohio accounted for 28%, Illinois accounted for 17%, and West Virginia accounted for 10% of total direct premiums collected.  No other state accounted for more than 5% of direct premiums collected.

In 2009, approximately $3,275,000 of total direct premium was collected by AC.  Texas accounted for 31%, Louisiana accounted for 11%, Tennessee accounted for 10%, Mississippi accounted for 7%, Ohio accounted for 6%, and California accounted for 6% of total direct premiums collected.  No other state accounted for more than 5% of direct premiums collected.

In 2009, approximately $1,289,000 of total direct premium was collected by TI.  Texas accounted for 100% of the total direct premiums collected.

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

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges.  Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances. Interest crediting rates for universal life and interest sensitive products range from 4.0% to 5.5%, for the years ended, December 31, 2009 and 2008.

REINSURANCE

As is customary in the insurance industry, the insurance subsidiaries cede insurance to, and assume insurance from, other insurance companies under reinsurance agreements.  Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk.  The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it.  However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies.  The Company sets a limit on the amount of insurance retained on the life of any one person.  The Company will not retain more than $125,000, including accidental death benefits, on any one life.  At December 31, 2009, the Company had gross insurance in force of $1.874 billion of which approximately $453 million was ceded to reinsurers.

The Company's reinsured business is ceded to numerous reinsurers.  The Company monitors the solvency of its reinsurers in seeking to minimize the risk of loss in the event of a failure by one of the parties.  The primary reinsurers of the Company are large, well capitalized entities.

Currently, UG is utilizing reinsurance agreements with Optimum Re Insurance Company, (Optimum) and Swiss Re Life and Health America Incorporated (SWISS RE).  Optimum and SWISS RE currently hold an “A-” (Excellent) and "A" (Excellent) rating, respectively, from A.M. Best, an industry rating company.  The reinsurance agreements were effective December 1, 1993, and covered most new business of UG.  The agreements are a yearly renewable term (YRT) treaty where the Company cedes amounts above its retention limit of $100,000 with a minimum cession of $25,000.

In addition to the above reinsurance agreements, UG entered into reinsurance agreements with Optimum Re Insurance Company (Optimum) during 2004 to provide reinsurance on new products released for sale in 2004.  The agreements are yearly renewable term (YRT) treaties where UG cedes amounts above its retention limit of $100,000 with a minimum cession of $25,000 as has been a practice for the last several years with its reinsurers.  Also, Optimum is the reinsurer of 100% of the accidental death benefits (ADB) in force of UG.  This coverage is renewable annually at the Company’s option.  Optimum specializes in reinsurance agreements with small to mid-size carriers such as UG.  Optimum currently holds an “A-” (Excellent) rating from A.M. Best.

UG entered into a coinsurance agreement with Park Avenue Life Insurance Company (PALIC) effective September 30, 1996.  Under the terms of the agreement, UG ceded to PALIC substantially all of its then in-force paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  PALIC and its ultimate parent, The Guardian Life Insurance Company of America (Guardian), currently hold an “A” (Excellent) and "A++" (Superior) rating, respectively, from A.M. Best.  The PALIC agreement accounts for approximately 65% of UG’s reinsurance reserve credit, as of December 31, 2009.

On September 30, 1998, UG entered into a coinsurance agreement with The Independent Order of Vikings, (IOV) an Illinois fraternal benefit society.  Under the terms of the agreement, UG agreed to assume, on a coinsurance basis, 25% of the reserves and liabilities arising from all in-force insurance contracts issued by the IOV to its members.  At December 31, 2009, the IOV insurance in-force assumed by UG was approximately $1,631,000, with reserves being held on that amount of approximately $377,000.

On June 7, 2000, UG assumed an already existing coinsurance agreement, dated January 1, 1992, between Lancaster Life Reinsurance Company (LLRC), an Arizona corporation and Investors Heritage Life Insurance Company (IHL), a corporation organized under the laws of the Commonwealth of Kentucky.  Under the terms of the agreement, LLRC agreed to assume from IHL a 90% quota share of new issues of credit life and accident and health policies that have been written on or after January 1, 1992 through various branches of the First Southern National Bank.  The maximum amount of credit life insurance that can be assumed on any one individual’s life is $15,000.  UG assumed all the rights and obligations formerly held by LLRC as the reinsurer in the agreement.  LLRC liquidated its charter immediately following the transfer.  At December 31, 2009, the IHL agreement has insurance in-force of approximately $1,073,000, with reserves being held on that amount of approximately $13,000.

At December 31, 1992, AC entered into a reinsurance agreement with Canada Life Assurance Company (“the Canada Life agreement”) that fully reinsured virtually all of its traditional life insurance policies. The reinsurer’s obligations under the Canada Life agreement were secured by assets withheld by AC representing policy loans and deferred and uncollected premiums related to the reinsured policies. AC continues to administer the reinsured policies, for which it receives an expense allowance from the reinsurer. At December 31, 2009, the Canada Life agreement has insurance in-force of approximately $63,368,000, with reserves being held on that amount of approximately $36,835,000. As of December 31, 2009, there remains $970,556 in profits to be generated under this treaty. Should future experience under the treaty match the experience of recent years, which cannot reliably be predicted to occur, it should take until mid 2012 to generate the remaining profits. However, regarding the uncertainty as to when the specified level may be reached, it should be noted that the experience has been erratic from year to year and the number of policies in force that are covered by the treaty diminishes each year.

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

During 1998, AC closed a coinsurance transaction with Universal Life Insurance Company (“Universal”). Pursuant to the coinsurance agreement, American Capitol coinsured 100% of the individual life insurance policies of Universal in force at January 1, 1998.  At December 31, 2009, the Universal agreement has insurance in-force of approximately $13,551,000, with reserves being held on that amount of approximately $4,848,000.

The Company does not have any short-duration reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2009 and 2008 were as follows:

Shown in thousands

	2009 Premiums Earned	2008 Premiums Earned
Direct	$17,271	$18,305
Assumed	163	184
Ceded	(3,932)	(5,180)
Net premiums	$13,502	$13,309

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

The following table reflects net investment income by type of investment:

	December 31,

	2009	2008

Fixed Maturities Held for Sale	$8,464,738	$10,494,422
Equity Securities	970,778	2,266,380
Trading Securities	13,661	0
Mortgage Loans	3,430,295	3,042,688
Real Estate	6,086,901	5,452,735
Policy Loans	868,114	704,235
Short-term Investments	55,375	67,027
Cash	44,368	336,367
Total Consolidated Investment Income	19,934,230	22,363,854
Investment Expenses	(5,693,437)	(4,847,419)
Consolidated Net Investment Income	$14,240,793	$17,516,435

At December 31, 2009, the Company had a total of $4,871,882 in investment real estate, which did not produce income during 2009.

The following table summarizes the Company's fixed maturities distribution at December 31, 2009 and 2008 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

Fixed Maturities

Rating	% of Portfolio

	2009	2008
Investment Grade
AAA	76%	84%
AA	4%	2%
A	13%	10%
BBB	6%	2%
Below Investment Grade	1%	2%
	100%	100%

The following table summarizes the Company's fixed maturities held for sale by major classification.

Carrying Value

	2009	2008
U.S. Government & Government Agencies	$73,697,038	$51,808,494
States, Municipalities & Political Subdivisions	2,419,148	475,405
Collateralized Mortgage Obligations	18,821,461	87,590,099
Public Utilities	0	2,702,484
Corporate	44,767,046	36,113,379
	$139,704,693	$178,689,861

The following table shows the composition, average maturity and yield of the Company's investment portfolio at December 31, 2009.

	Average
	Carrying	Average	Average
Investments	Value	Maturity	Yield

Fixed maturities held for sale	$159,197,000	6 years	5.32%
Equity securities	21,980,000	Not applicable	4.42%
Trading securities	9,807,000	Not applicable	6.14%
Mortgage loans	51,872,000	5 years	6.61%
Investment real estate	43,669,000	Not applicable	13.94%
Policy loans	14,488,000	Not applicable	5.99%
Short-term investments	350,000	Not applicable	6.60%
Cash and cash equivalents	39,094,000	On demand	0.11%
Total Investments and Cash and cash equivalents	$340,457,000		5.86%

Management monitors its investment maturities, which in their opinion is sufficient to meet the Company's cash requirements.  Fixed maturities of $3,707,257 mature in one year and $16,152,868 mature in two to five years.

The Company holds $61,271,384 in mortgage loans, which represents approximately 14% of the total assets.  All mortgage loans are first position loans.  Before a new loan is issued, the applicant is subject to certain criteria set forth by Company management to ensure quality control.  These criteria include, but are not limited to, a credit report, personal financial information such as outstanding debt, sources of income, and personal equity.  Loans issued are limited to no more than 80% of the appraised value of the property and must be first position against the collateral.

During the fourth quarter of 2009, the Company began purchasing discounted commercial mortgage loans.  As of December 31, 2009, the Company had acquired $118,368,661 of mortgage loans at a total cost of $35,224,022, representing an average purchase price to outstanding loan of 29.8%.  As of December 31, 2009, the Company has already recorded approximately $1,000,000 in income from this loan activity.  Management has extensive background and experience in the analysis and valuation of commercial real estate and believes there are significant opportunities currently available in this arena.  Experienced personnel of FSNB have also been utilized in the analysis phase.  This experience dates back to discounted loans during the Resolution Trust days where such loans were being sold from defunct savings and loans in the early 1990’s.  The discounted loans are available through the FDIC sale of assets of closed banks and from banks wanting to reduce their loan portfolios.  The loans are available on a loan by loan bid process.  Prior to placing a bid, each loan is reviewed to determine interest level utilizing such information as type of collateral, location of collateral, interest rate, current loan status and available cashflows or other sources of repayment.  Once it is determined interest in the loan remains, the collateral is physically inspected.  Following physical inspection, if interest still remains, a bid price is determined and a bid is submitted.

FSNB, an affiliate, services the mortgage loan portfolio of the Company.  FSNB has been able to provide the Company with expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market.  During 2009 and 2008 the Company acquired approximately $36,221,000 and $5,242,000 in mortgage loans, respectively.  These loans were generally funded by the Company through participation agreements with FSNB.  FSNB services all the mortgage loans of the Company.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.  UG paid $74,153 and $93,572 in servicing fees and $384,931 and $19,283 in origination fees to FSNB during 2009 and 2008, respectively.

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

A mortgage loan reserve is established and adjusted based on management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The mortgage loan reserve was $12,730 and $19,730 at December 31, 2009 and 2008 respectively.

The following table shows a distribution of the Company’s mortgage loans by type.

Mortgage Loans	Amount	% of Total
Commercial – all other	$57,676,685	94%
Residential – all other	3,594,699	6%
	$61,271,384	100%

The following table shows a geographic distribution of the Company’s mortgage loan portfolio and investment real estate.

	Mortgage Loans	Real Estate
Alabama	1%	0%
Arizona	4%	2%
California	1%	5%
Colorado	6%	0%
Florida	4%	0%
Georgia	3%	0%
Illinois	0%	2%
Kansas	2%	0%
Kentucky	16%	53%
Maryland	2%	0%
Michigan	12%	0%
Minnesota	2%	0%
North Carolina	6%	0%
Ohio	26%	0%
Pennsylvania	1%	0%
Tennessee	1%	0%
Texas	7%	35%
Utah	1%	0%
Washington	2%	0%
West Virginia	3%	3%
Total	100%	100%

The following table summarizes delinquent mortgage loan holdings of the Company.

Delinquent 90 days or more	2009	2008
Non-accrual status	$26,959,592	$545,059
Other	0	0
Reserve on delinquent Loans	(12,730)	(19,730)
Total delinquent	$26,946,862	$525,329
Interest income past due (delinquent loans)	$0	$0

In process of restructuring	$0	$0
Restructuring on other than market terms	0	0
Other potential problem Loans	0	0
Total problem loans	$0	$0
Interest income foregone (restructured loans)	$0	$0

In process of foreclosure	$0	$0
Total foreclosed loans	$2,262,352	$0
Interest income foregone (restructured loans)	$0	$0

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

The Company performs administrative work as a third party administrator (TPA) for unaffiliated life insurance companies.  These TPA revenue fees are included in the line item “other income” on the Company’s consolidated statements of operations. The Company intends to continue to pursue other TPA arrangements. The Company provides TPA services to insurance companies seeking business process outsourcing solutions.  Management believes the Company is positioned to generate additional revenues by utilizing the Company’s current excess capacity and administrative services.

GOVERNMENT REGULATION

Insurance companies are subject to regulation and supervision in all the states where they do business.  Generally the state supervisory agencies have broad administrative powers relating to granting and revoking licenses to transact business, license agents, approving forms of policies used, regulating trade practices and market conduct, the form and content of required financial statements, reserve requirements, permitted investments, approval of dividends and in general, the conduct of all insurance activities.  Insurance regulation is concerned primarily with the protection of policyholders.  The Company cannot predict the impact of any future proposals, regulations or market conduct investigations.  UG is domiciled in the state of Ohio.  AC is domiciled in the state of Texas.

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

Most states also have insurance holding company statutes, which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions.  The insurance subsidiaries are subject to such legislation and registered as a controlled insurer in those jurisdictions in which such registration is required.  Statutes vary from state to state but typically require periodic disclosure, concerning the corporation that controls the registered insurers and all subsidiaries of such corporation. In addition, prior notice to, or approval by, the state insurance commission of material transactions with affiliates, including transfers of assets, reinsurance agreements, management agreements (see Note 9 to the consolidated financial statements), and payment of dividends (see Note 2 to the consolidated financial statements) in excess of specified amounts by the insurance subsidiary, within the holding company system, are required.

Risk-based capital requirements and state guaranty fund laws are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Information regarding the Company including recent filings with the Securities and Exchange Commission is available on the Company’s web site at www.utgins.com.

EMPLOYEES

At December 31, 2009, UTG and its subsidiaries had 66 full-time employees.  UTG’s operations are headquartered in Springfield, Illinois.

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

Because UTG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of December 31, 2009, approximately 58% of our total direct premium was collected from Illinois, Ohio, Texas and West Virginia.  Thus, results of operations are heavily dependent upon the strength of these economies.

In addition, a substantial portion of our investment mortgage loans are secured by real estate located primarily in Kentucky, Michigan and Ohio.  Consequently, our ability to continue to originate real estate loans may be impaired by adverse changes in local and regional economic conditions in these real estate markets or by acts of nature.  These events also could have an adverse effect on the value of our collateral and, due to the concentration of our collateral in real estate, on our financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company owns an office complex in Springfield, Illinois, which houses the primary insurance operations.  The office buildings in this complex contain 57,000 square feet of office and warehouse space, and are carried at $1,477,247.  The facilities occupied by the Company are adequate relative to the Company's present operations.

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of business the Company is involved from time to time in various legal actions and other state and federal proceedings.  Management is of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of UTG’s shareholders during the fourth quarter of 2009.

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

2009	2008

PERIOD	High	Low	High	Low
First quarter	9.00	5.00	10.00	8.05
Second quarter	8.00	5.00	10.01	8.25
Third quarter	9.01	6.05	10.75	10.00
Fourth quarter	11.00	8.76	10.25	7.05

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

As of March 1, 2010 there were 7,825 record holders of UTG common stock.

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

The purchase price of shares repurchased under the stock restriction and buy-sell agreement shall be computed, on a per share basis, equal to the sum of (i) the original purchase price(s) paid to acquire such shares from the Holding Company at the time they were sold pursuant to the Plan and (ii) the consolidated statutory net earnings (loss) per share of such shares during the period from the end of the month next preceding the month in which such shares were acquired pursuant to the plan, to the end of the month next preceding the month in which the closing sale of such shares to UTG occurs.  The consolidated statutory net earnings per Share shall be computed as the net income of the Holding Company and its subsidiaries on a consolidated basis in accordance with statutory accounting principles applicable to insurance companies, as computed by the Holding Company, except that earnings of insurance companies or block of business acquired after the original plan date, November 1, 2002 shall be adjusted to reflect the amortization of intangibles established at the time of acquisition in accordance with generally accepted accounting principles (GAAP), less any dividends paid to shareholders. The calculation of net earnings per Share shall be performed on a monthly basis using the number of common shares of the Holding Company outstanding as of the end of the reporting period. The purchase price for any Shares purchased hereunder shall be paid in cash within 60 days from the date of purchase subject to the receipt of any required regulatory approvals as provided in the Agreement.

At the June 2009 Board of Directors meeting this program was terminated.  At the time of termination, the Company had 104,666 shares of common stock outstanding under the program.  During the third quarter 2009, the outstanding shares under the program were eliminated through either a cash payment or the issuance of additional shares of common stock at the option of the participant.  In exchange, the stock agreement was terminated and all rights under the agreement ended.  The Company repurchased 384 shares at a total cost of $6,259 and issued 65,699 additional shares of common stock of the Company to complete this exchange.

Purchases of Equity Securities
The following table provides information with respect to purchases we made of our common stock during the three months ended December 31, 2009 and total repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
Oct. 1 through Oct. 31, 2009	1,026	$8.00	1,026	N/A	$155,173
Nov. 1 through Nov. 31, 2009	933	8.00	933	N/A	147,709
Dec. 1 through Dec. 31, 2009	660	8.00	660	N/A	142,429
Total	2,619	$8.00	2,619

On June 5, 2001, the Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of up to $1 million of UTG's common stock.  On June 16, 2004, an additional $1 million was authorized for repurchasing shares.  On April 18, 2006, an additional $1 million was authorized for repurchasing shares.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Through March 1, 2010, UTG has spent $2,868,099 in the acquisition of 412,154 shares under this program.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected historical consolidated financial data should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 8 – Financial Statements and Supplementary Data” and other financial information included elsewhere in this report.

FINANCIAL HIGHLIGHTS (000's omitted, except per share data)
	2009	2008	2007	2006	2005
Premium income net of reinsurance	$13,502	$13,309	$14,413	$12,860	$13,727
Net investment income	$14,240	$17,516	$16,880	$11,001	$7,377
Total revenues	$28,759	$35,239	$38,873	$37,585	$27,471
Net income (loss)	$(4,290)	$654	$2,143	$3,870	$1,260
Basic income (loss) per share	$(1.12)	$0.17	$0.56	$1.00	$0.32
Total assets	$431,519	$457,779	$473,655	$482,732	$318,832
Total notes payable	$14,403	$15,617	$19,914	$22,990	$0
Dividends paid per share	NONE	NONE	NONE	NONE	NONE

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources for the two years ended December 31, 2009.  This analysis should be read in conjunction with the consolidated financial statements and related notes, which appear elsewhere in this report.  The Company reports financial results on a consolidated basis.  The consolidated financial statements include the accounts of UTG and its subsidiaries at December 31, 2009.

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

Critical Accounting Policies

General
We have identified the accounting policies below as critical to the understanding of our results of operations and our financial position.  The application of these critical accounting policies in preparing our financial statements requires Management to use significant judgments and estimates concerning future results or other developments including the likelihood, timing or amount of one or more future transactions or amounts.  Actual results may differ from these estimates under different assumptions or conditions.  On an on-going basis, we evaluate our estimates, assumptions and judgments based upon historical experience and various other information that we believe to be reasonable under the circumstances.  For a detailed discussion of other significant accounting policies, see Note 1 to the consolidated financial statements.

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

Investments
The Company accounts for its investments in debt and equity securities under SFAS No. 115 (see FASB Codification 320-10 section 5, 15, 25, 30, 35, 45, 50, and 55. And 942-10 section 50), Accounting for Certain Investments in Debt and Equity Securities. The Company has classified all of its investments as available-for-sale with the exception of certain securities classified as trading securities. Available-for-sale investments are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets for available-for-sale securities.  Trading securities are carried at fair value with unrealized gains and losses reported in income in the Consolidated Statements of Operations.  Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Operations, using the constant yield method over the period to maturity. Net realized gains and losses on investments are computed using the specific identification method and are reported in the Consolidated Statements of Operations.

Declines in value of securities available-for-sale that are judged to be other-than-temporary are determined based on the specific identification method and are reported in the Consolidated Statements of Operations as realized losses. The factors considered by management in determining when a decline is other-than-temporary include but are not limited to: the length of time and extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support; whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions (including, in the case of fixed maturities, the effect of changes in market interest rates); and the Company's intent and ability to hold the security for a period of time sufficient to allow for a recovery in fair value. For structured securities, such as mortgage-backed securities, an impairment loss is recognized when there has been a decrease in expected cash flows and/or a decline in the security's fair value below cost.

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

Future Policy Benefits and Expenses
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

Recognition of Revenues and Related Expenses
Premiums for traditional life insurance products, which include those products with fixed and guaranteed premiums and benefits, consist principally of whole life insurance policies, and certain annuities with life contingencies are recognized as revenues when due.  Limited payment life insurance policies defer gross premiums received in excess of net premiums, which is then recognized in income in a constant relationship with insurance in force. Accident and health insurance premiums are recognized as revenue pro rata over the terms of the policies.  Benefits and related expenses associated with the premiums earned are charged to expense proportionately over the lives of the policies through a provision for future policy benefit liabilities and through deferral and amortization of deferred policy acquisition costs.  For universal life and investment products, generally there is no requirement for payment of premium other than to maintain account values at a level sufficient to pay mortality and expense charges. Consequently, premiums for universal life policies and investment products are not reported as revenue, but as deposits.  Policy fee revenue for universal life policies and investment products consists of charges for the cost of insurance and policy administration fees assessed during the period.  Expenses include interest credited to policy account balances and benefit claims incurred in excess of policy account balances.

Results of Operations

(a)	Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, increased approximately 1% when comparing 2009 to 2008.  Premiums and policy fee revenues on a gross basis decreased almost 6% in comparing 2009 to 2008.  The Company writes very little new business.  Unless the Company acquires a block of in-force business as it did in December 2006, Management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience. The Company’s average persistency rate for all policies in force for 2009 and 2008 was approximately 96.1% and 95.8%, respectively. Persistency is a measure of insurance in force retained in relation to the previous year.

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

Net investment income decreased almost 19% when comparing 2009 to 2008.  The overall gross investment yields for 2009 and 2008 are 5.58% and 6.35%, respectively.  This decrease is primarily due to holding fewer fixed maturity investments and high cash balances earning low rates of interest for the majority of 2009.  During 2008 and 2009, Management took steps to avoid catastrophic future losses by culling its investment portfolio.  As part of this portfolio evaluation process, certain investments were subsequently sold, particularly during the third and fourth quarters of 2008 and early 2009.  This resulted in a higher cash balance earning extremely low rates of interest which had an immediate impact on income.  With preservation of capital being of utmost concern, Management sat on this large cash balance waiting for the dust to settle and for opportunities with margin of safety to appear.  This patience has been rewarded and the Company began to deploy cash into investments deemed appropriate during the latter part of 2009.  The majority of this money has been invested in fixed maturity investments and discounted mortgage loans.  With the economy reeling, bankruptcies soaring and general credit drying-up, the banking industry has been under well-known pressure.  As bank failures increased dramatically, their loan portfolios have been auctioned off, sometimes at deep discounts.  The Company acquired approximately $35 million of these loans, primarily during the fourth quarter of 2009.  With excess cash being invested, management believes the Company is well positioned and investment income should improve during 2010.

The Company's investments are generally managed to match related insurance and policyholder liabilities.  The comparison of investment return with insurance or investment product crediting rates establishes an interest spread.  The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads, ranging from 1% to 2%.  Interest crediting rates on adjustable rate policies have been reduced to their guaranteed minimum rates, and as such, cannot be lowered any further.  Policy interest crediting rate changes and expense load changes become effective on an individual policy basis on the next policy anniversary.  Therefore, it takes a full year from the time the change was determined for the full impact of such change to be realized.  If interest rates decline in the future, the Company won’t be able to lower rates and both net investment income and net income will be impacted negatively.

Net realized investment gains (losses) were $(629,528) and $2,362,578 in 2009 and 2008, respectively.  The majority of the losses during 2009 were from bond investments.  The beginning of 2009 continued with the elimination of unwanted bonds during the portfolio evaluation process.  Losses on the sale of these bonds totaled approximately $3,500,000.  In addition to these losses, other-than-temporary impairments of just over $2,000,000 were taken on bonds backed by trust preferred securities of banks.  These losses were partially off-set from realized gains of approximately $3,800,000 from sales of mortgage backed securities at the end of 2009.  Realized gains on common stocks were mainly the result of selling the remainder of CSI for a $3,000,000 gain and the sale of another common stock realizing a $1,000,000 gain.  The gains were off-set by a loss of approximately $3,000,000 on exchange traded funds that moved inversely to the market.  During 2008, approximately $5,353,000 in realized gains was the result of common stock sales.  These gains are mostly the result of three investments.  For diversification purposes, in September 2008, 28% of the Company’s investment in CSI common stock was sold for a gain of approximately $3,059,000.  During 2008, amid growing global economic distress, the Company established a defensive posture in exchange traded funds.  These investments resulted in gains of approximately $2,946,000.   At the end of the year, SFF Production, an energy investment, was also sold resulting in realized gains of approximately $1,701,000.  With 2008 experiencing one of the largest financial crises in our nation’s history, Management has refused to sit on the sidelines hoping for a recovery and spent a significant amount of time analyzing the Company’s investment holdings and reducing risk.  As a result of this, certain investments that were deemed too risky, primarily those in financial institutions were sold, predominantly at losses.  Those losses consisted of approximately $3,100,000 on common stocks and $3,000,000 on fixed maturity investments.  Also included in these losses is an approximate $540,000 loss resulting from writing down a bond investment in Lehman Brothers to $0.

Although stock markets around the world have rallied sharply from an oversold position on increased liquidity and a perceived improvement in the general economy, Management continues to view the Company’s investment portfolio with utmost priority. Significant time has been spent internally researching the Company’s risk and communicating with outside investment advisors about the current investment environment and ways to ensure preservation of capital and mitigate any losses.  Management has put extensive efforts into evaluating the investment holdings.  Additionally, members of the Company’s board of directors and investment committee have been solicited for advice and provided with information.  Management has reviewed the Company’s entire portfolio on a security level basis to be sure all understand our holdings, potential risks and underlying credit supporting the investments.  Management intends to continue its close monitoring of its bond holdings and other investments for additional deterioration or market condition changes.  Future events may result in Management’s determination that certain current investment holdings may need to be sold which could result in gains or losses in future periods.  Such future events could also result in other than temporary declines in value that could result in future period impairment losses.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if impairment is other-than-temporary. These risks and uncertainties related to Management’s assessment of other-than-temporary declines in value include but are not limited to: the risk that Company's assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer; the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; the risk that fraudulent information could be provided to the Company's investment professionals who determine the fair value estimates.

In recent periods, Management’s focus has been placed on promoting and growing TPA services to unaffiliated life insurance companies.  The Company receives monthly fees based on policy in force counts and certain other activity indicators, such as number of premium collections performed, or services performed.  For the years ended 2009 and 2008, the Company received $1,875,868 and $1,810,775 for this work, respectively.  These TPA revenue fees are included in the line item “other income” on the Company’s consolidated statements of operations.  No new TPA contracts were entered into during 2009.  However, the Company intends to continue to pursue other TPA arrangements. The Company provides TPA services to insurance companies seeking business process outsourcing solutions.  Management believes the Company is positioned to generate additional revenues by utilizing the Company’s current excess capacity and administrative services.  During 2009, the Company renewed the contract of the largest TPA client for an additional five year period.

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

Benefits, claims and settlement expenses net of reinsurance benefits and claims, decreased $993,674 from 2008 to 2009.  The decrease relates primarily to changes in the Company’s death claim experience.  Death claims were approximately $370,000 less in 2009 as compared to 2008.  There is no single event that caused the mortality variances.  Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.

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

Commissions and amortization of deferred policy acquisition costs increased $1,708,239 from 2008 to 2009 mostly as a result of lower commissions offset from a reinsurance agreement in AC caused by lower profits on the block of business due to bond sales.  Going forward, this line item is expected to be more in line with prior history.  Most of the Company’s agent agreements contained vesting provisions, which provide for continued compensation payments to agents upon their termination subject to certain minimums and often limited to a specific period of time.  Another factor is attributable to normal amortization of the deferred policy acquisition costs asset.  The Company reviews the recoverability of the asset based on current trends and known events compared to the assumptions used in the establishment of the original asset.  No impairments were recorded in the periods reported.

Net amortization of cost of insurance acquired increased 3% in 2009 compared to 2008.  Cost of insurance acquired is established when an insurance company is acquired.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  The cost of policies purchased represents the actuarially determined present value of the projected future profits from the acquired policies.  Cost of insurance acquired is comprised of individual life insurance products including whole life, interest sensitive whole life and universal life insurance products.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits.  The Company utilizes 12% discount rate on the remaining business.  The interest rates vary due to risk analysis performed at the time of acquisition on the business acquired. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised. Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force. Persistency is a measure of insurance in force retained in relation to the previous year.  The Company's average persistency rate for all policies in force for 2009 and 2008 has been approximately 96.1% and 95.8%, respectively.  The Company monitors these projections to determine the adequacy of present values assigned to future profits.  No impairments were recorded in the periods reported. During 2009, a block of business of UG fully amortized. Future normal amortization will be significantly lower than recent historic periods due to this block.

Operating expenses decreased about 2.6% in 2009 compared to 2008.  The decrease reflects Management’s significant emphasis on expense monitoring and cost containment.  Maintaining administrative efficiencies directly impacts net income.

Interest expense decreased approximately $420,000, or almost by half, during 2009 compared to 2008.  This decrease is the result of a lower outstanding balance of debt and paying a variable rate of interest on the majority of this balance which has gone from 4.02% at year-end 2008 to 2.06% at year-end 2009.  The Company prepaid principal due in 2009 during 2008.  The next required principal payment is due in December of 2010.  The Company anticipates aggressively repaying the current debt.

Deferred taxes are established to recognize future tax effects attributable to temporary differences between the financial statements and the tax return.  As these differences are realized in the financial statement or tax return, the deferred income tax established on the difference is recognized in the financial statements as an income tax expense or credit.

(c)	Net income

The Company had a net income (loss) of $(4,290,247) and $653,754 in 2009 and 2008 respectively.  The decrease in net income in 2009 is primarily related to realized investment losses and lower investment income as compared to 2008.  With the Company’s restructured portfolio and cash deployment, Management anticipates improvement during 2010 compared with 2009.

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

At December 31, 2009, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders' equity or results from operations.  The Company has identified securities it may sell and classified them as "investments held for sale".  Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity. To provide additional flexibility and liquidity, the Company has categorized all fixed maturity investments as “investments held for sale”.

At December 31, 2009, the Company held a fixed maturity security with a carrying value of $10,000 that was guaranteed by a third party.  The security did not have a credit rating.  The Company had no significant concentration in a guarantor either directly or indirectly as of December 31, 2009.

The following table summarizes the Company's fixed maturities distribution at December 31, 2009 and 2008 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

Fixed Maturities
Rating	% of Portfolio
	2009	2008
Investment Grade
AAA	76%	84%
AA	4%	2%
A	13%	10%
BBB	6%	2%
Below investment grade	1%	2%
	100%	100%

Mortgage loan investments represent 14% and 9% of total assets of the Company at year-end 2009 and 2008, respectively.  A significant portion of the Company’s mortgage loan investments result from opportunities available through FSNB, an affiliate of Mr. Jesse T. Correll.  Mr. Correll is the CEO and Chairman of the Board of Directors of UTG, and directly and indirectly through affiliates, its largest shareholder.  FSNB has been able to provide the Company with additional expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market.  During 2009 and 2008 the Company issued or purchased approximately $36,221,000 and $5,242,000 in new mortgage loans, respectively.  These new loans were funded by the Company through participation agreements with FSNB.  FSNB services all the mortgage loans of the Company.  The majority of this amount was in the form of loans purchased at a discount from failed banks.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.  UG paid $74,153 and $93,572 in servicing fees and $384,931 and $19,283 in origination fees to FSNB during 2009 and 2008, respectively.

During the fourth quarter of 2009, the Company began purchasing discounted commercial mortgage loans.  As of December 31, 2009, the Company had acquired $118,368,661 of mortgage loans at a total cost of $35,224,022, representing an average purchase price to outstanding loan of 29.8%.  As of December 31, 2009, the Company has already recorded approximately $1,000,000 in income from this loan activity.  Management has extensive background and experience in the analysis and valuation of commercial real estate and believes there are significant opportunities currently available in this arena.  Experienced personnel of FSNB have also been utilized in the analysis phase.  This experience dates back to discounted loans during the Resolution Trust days where such loans were being sold from defunct savings and loans in the early 1990’s.  The discounted loans are available through the FDIC sale of assets of closed banks and from banks wanting to reduce their loan portfolios.  The loans are available on a loan by loan bid process.  Prior to placing a bid, each loan is reviewed to determine interest level utilizing such information as type of collateral, location of collateral, interest rate, current loan status and available cashflows or other sources of repayment.  Once it is determined interest in the loan remains, the collateral is physically inspected.  Following physical inspection, if interest still remains, a bid price is determined and a bid is submitted.

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

Total investment real estate holdings represent approximately 10.5% and 9% of the total assets of the Company, net of accumulated depreciation, at year-end 2009 and 2008 respectively. The Company has made several investments in real estate in recent years.  Expected returns on these investments exceed those available in fixed income securities.  However, these returns may not always be as steady or predictable.

Cash and cash equivalents decreased by approximately $2,500,000 comparing 2009 to 2008.  As already discussed above, Management has taken the current economic crisis very seriously refusing to sit on the sidelines and not using hope as an investment strategy.  As Management put extensive efforts into evaluating each investment holding, many were sold resulting in cash balances being over $60,000,000 during 2009.  Much of this cash was deployed during the fourth quarter of 2009.

Equity securities decreased approximately $17,300,000 during 2009.  The decrease is attributable to Management’s ongoing portfolio evaluation process amidst the steep economic downturn and credit crisis.

As part of the investment portfolio restructuring, a portion of the Company’s funds has been dedicated to an experienced team of market professionals with the goal of grinding out a reasonable return, primarily through cash flows, with lower overall volatility and reduced risk.  The portfolio contains exchange traded equities and options and has been classified as trading securities on the balance sheet.

Policy loans remained consistent for the periods presented.  Industry experience for policy loans indicates that few policy loans are ever repaid by the policyholder other than through termination of the policy.  Policy loans are systematically reviewed to ensure that no individual policy loan exceeds the underlying cash value of the policy.

Deferred policy acquisition costs decreased 20% in 2009 compared to 2008.  Deferred policy acquisition costs, which vary with, and are primarily related to producing new business, are referred to as DAC.  DAC consists primarily of commissions and certain costs of policy issuance and underwriting, net of fees charged to the policy in excess of ultimate fees charged.  To the extent these costs are recoverable from future profits, the Company defers these costs and amortizes them with interest in relation to the present value of expected gross profits from the contracts, discounted using the interest rate credited by the policy.  The Company had $0 in policy acquisition costs deferred, $8,000 in interest accretion and $173,944 in amortization in 2009, and had $0 in policy acquisition costs deferred, $9,000 in interest accretion and $196,058 in amortization in 2008.

Cost of insurance acquired decreased approximately $8,900,000 in 2009 compared to 2008.  When an insurance company is acquired, the Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition.  The cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits.  In 2009 and 2008, amortization decreased the asset by $4,176,539 and $4,043,107, respectively.  The additional decrease of approximately $4,700,000 was due to the sale of a subsidiary, Texas Imperial Life Insurance Company.  No impairments of this asset were recorded for the periods presented.

On December 30, 2009, the Company sold a 73% owned subsidiary, Texas Imperial Life Insurance Company.  The transaction was entered into to further streamline operations of the affiliated group.  Texas Imperial was a stipulated premium company, a unique status under Texas rules.  Consolidation of this entity was not practical due to this status.  The sale resulted in a decrease of approximately 4% in total assets.

(b)	Liabilities

The largest liability, by far, is future policy benefits.  The decrease from 2008 to 2009 in this line item was approximately 8%.  Excluding the sale of Texas Imperial Life Insurance Company, the decrease was approximately 1.5%.  This decrease is attributable primarily to a decrease in the total future policy benefits held.  As policies in force terminate, the corresponding reserve liability held for those policies is released.

At December 31, 2009, the Company has outstanding notes payable of $14,402,889 as compared to $15,616,766 a year ago.  Approximately $10,500,000 of this debt is related to the acquisition of ACAP Corporation and the majority remaining is attributable to borrowings of a subsidiary, Lexington, relating to a real estate investment.  The Company has two lines of credit available for operating liquidity or acquisitions of additional lines of business.  There are no outstanding balances on any of these lines of credit as of the balance sheet date.  The Company's long-term debt is discussed in more detail in Note 11 to the consolidated financial statements.

As part of the investment portfolio restructuring, a portion of the Company’s funds has been dedicated to an experienced team of market professionals with the goal of grinding out a reasonable return, primarily through cash flows, with lower overall volatility and reduced risk.  The portfolio contains exchange traded equities and options and has been classified as trading securities on the balance sheet.

(c)	Shareholders' Equity

Total shareholders' equity decreased approximately 9% in 2009 compared to 2008.  This decrease is primarily due to the net loss of $(4,290,247) for the year.

Each year, the NAIC calculates financial ratio results (commonly referred to as IRIS ratios) for each insurance company.  These ratios compare key financial data pertaining to the statutory balance sheet and income statement.  The results are then compared to pre-established normal ranges determined by the NAIC.  Results outside the range typically require explanation to the domiciliary insurance department.  At year-end 2009, UG had three ratios outside the normal range and AC had two items outside of the normal range.  All variances reported were anticipated by Management.  These ratios are discussed in more detail in the Regulatory Environment discussion included in this Item 7.

Liquidity and Capital Resources

The Company has three principal needs for cash - the insurance companies’ contractual obligations to policyholders, the payment of operating expenses and servicing its outstanding debt.  Cash and cash equivalents as a percentage of total assets were 9% as of December 31, 2009 and 2008.  Fixed maturities as a percentage of total invested assets were 47% and 58% as of December 31, 2009 and 2008, respectively.

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

Cash provided by (used in) operating activities was $(4,248,484) and $1,195,231 in 2009 and 2008, respectively.  Reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities when reporting on cash flows.

Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.

Cash provided by investing activities was $2,904,973 and $25,952,559 for 2009 and 2008, respectively.  Equity and fixed maturity investments sold increased $79,286,665 comparing 2009 to 2008, as the Company evaluated its investment portfolio.  However, in total, approximately $171,000,000 was reinvested in bonds, stocks and mortgage loans as opportunities presented themselves.

Net cash used in financing activities was $ (1,159,521) and $(4,898,383) for 2009 and 2008, respectively.  Cash used in financing activities during both years was mostly the result of debt reduction.

Net policyholder contract deposits decreased by almost $1,000,000 in 2009 compared to 2008.  Management anticipates continued moderate declines in contract deposits.  Policyholder contract withdrawals increased by 50% in 2009 compared to 2008.  The change in policyholder contract withdrawals is not attributable to any one significant event.  Factors that influence policyholder contract withdrawals are fluctuation of interest rates, competition and other economic factors.

On December 8, 2006, UTG borrowed funds from First Tennessee Bank National Association through execution of an $18,000,000 promissory note.  The note is secured by the pledge of 100% of the common stock of UG.  The promissory note carries a variable rate of interest based on the 3 month LIBOR rate plus 180 basis points.  Interest is payable quarterly.  Principal is payable annually beginning at the end of the second year in five installments of $3,600,000.  The loan matures on December 7, 2012.  During 2009, no payments were made, as the Company had prepaid the 2009 principal due during 2008. The Company made principal payments of $3,049,995 during 2008.  At December 31, 2009, the outstanding principal balance on this debt was $10,491,762.

First Tennessee Bank National Association also provided UTG with a $5,000,000 revolving credit note.  This note is for a one-year term and may be renewed by consent of both parties.  The credit note is to provide operating liquidity for UTG and replaces a previous line of credit provided by Southwest Bank.  Interest bears the same terms as the above promissory note.  The collateral held on the above note also secures this credit note.  UTG has no borrowings against this note at this time.

On June 1, 2005, UG was extended a $3,300,000 line of credit from the First National Bank of Tennessee.  The LOC is for a one-year term from the date of issue.  The interest rate on the LOC is variable and indexed to be the lowest of the U.S. prime rates as published in the Wall Street Journal, with any interest rate adjustments to be made monthly.  During 2009 and 2008, UG had borrowings and repayments from the LOC of $0.  At December 31, 2009, and 2008 the Company had no outstanding borrowings attributable to this LOC. This LOC was determined to be no longer needed and was discontinued during 2009.

In November 2007, the Company became a member of the FHLB.  This membership allows the Company access to additional credit up to a maximum of 50% of the total assets of UG.  To be a member of the FHLB, the Company was required to purchase shares of common stock of FHLB.  Borrowing capacity is based on 50 times each dollar of stock acquired in FHLB above the "base membership" amount.  The Company's current LOC with the FHLB is $15,000,000.  During 2009, the Company had borrowings of $2,000,000 and repayments of $2,000,000.  During 2008, the Company had borrowings of $4,000,000 and repayments of $4,000,000.  At December 31, 2009, the Company had no outstanding borrowings attributable to this LOC.

In June 2002, the Company entered into a five-year contract for services related to its purchase of the “ID3” software system.  The contract was amended during 2006 for a five year period ended 2011.  Under the contract, the Company is required to pay $8,333 per month in software maintenance costs and a minimum charge of $14,000 per month in offsite data center costs, for a five-year period ending in 2011.

UTG is a holding company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the Company in good standing with states in which it does business, and the servicing of its debt are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on management fees received from its insurance subsidiaries, stockholder dividends from its subsidiaries and earnings received on cash balances.  On December 31, 2009, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries.  The Company's insurance subsidiaries have maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.

UG is an Ohio domiciled insurance company, which requires five days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory earnings or b) 10% of statutory capital and surplus.  At December 31, 2009, UG statutory shareholders' equity was $27,349,870.  At December 31, 2009, UG statutory net income was $203,629.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid ordinary dividends of $3,000,000 to UTG during 2008 and $0 during 2009.

AC is a Texas domiciled insurance company, which requires eleven days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory earnings or b) 10% of statutory capital and surplus.  At December 31, 2009, AC statutory shareholders' equity was $9,781,305.  At December 31, 2009, AC statutory net income was $4,070,586.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  AC paid ordinary dividends to ACAP of $0 during 2008 and 2009.

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

Currently, the insurance subsidiaries are subject to government regulation in each of the states in which they conduct business.  Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including the power to:  (i) grant and revoke licenses to transact business;  (ii) regulate and supervise trade practices and market conduct;  (iii) establish guaranty associations;  (iv) license agents;  (v) approve policy forms;  (vi) approve premium rates for some lines of business;  (vii) establish reserve requirements;  (viii) prescribe the form and content of required financial statements and reports;  (ix) determine the reasonableness and adequacy of statutory capital and surplus; and  (x) regulate the type and amount of permitted investments.  Insurance regulation is concerned primarily with the protection of policyholders.  The Company cannot predict the impact of any future proposals, regulations or market conduct investigations.  UG is domiciled in the state of Ohio.  AC is domiciled in the state of Texas.

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

Most states also have insurance holding company statutes, which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions.  The insurance subsidiaries are subject to such legislation and registered as controlled insurers in those jurisdictions in which such registration is required.  Statutes vary from state to state but typically require periodic disclosure, concerning the corporation that controls the registered insurers and all subsidiaries of such corporation. In addition, prior notice to, or approval by, the state insurance commission of material inter-corporate transfers of assets, reinsurance agreements, management agreements (see Note 9 to the consolidated financial statements), and payment of dividends (see Note 2 to the consolidated financial statements) in excess of specified amounts by the insurance subsidiaries, within the holding company system, are required.

Each year, the NAIC calculates financial ratio results (commonly referred to as IRIS ratios) for each company.  These ratios measure various statutory balance sheet and income statement financial information.  The results are then compared to pre-established normal ranges determined by the NAIC.  Results outside the range typically require explanation to the domiciliary insurance department.

At year-end 2009, UG had three ratios outside the normal range.  AC had two ratios outside the normal range.  Each of the ratios outside the normal range was anticipated by Management.  UG’s ratio relates to the Company’s affiliated investments, investment income and change in premium.  The Company has made investments in real estate projects, which have been consolidated into these financial statements through limited liability companies.  The limited liability companies were created to provide additional risk protection to the Company.  While this negatively impacts this ratio, the Company believes that this structure is in the best interest of the Company and these investments will have a positive long-term impact on the Company.  Additionally, the newly acquired ACAP Corporation is a subsidiary of UG.  Due to the tough economy and the Company holding large cash balances and fewer bonds, the adequacy of investment income ratio was expected to fall out of the normal range.  However, due to the change in the portfolio at the end of 2009, management expects to see this ratio move back into the normal range.  The Company has not actively marketed life products in the past several years.  Management currently placed little emphasis on new business production, believing resources could be better utilized in other ways.  Current sales primarily represent sales to existing customers through additional insurance needs or conservation efforts.  AC’s ratios outside the normal range relate to change in reserves and adequacy of investment income.  AC ,like UG, has not actively marketed life products in the past several years.  Management currently places little emphasis on new business production, believing resources could be better utilized in other ways.  Also like UG, AC held large cash balances and fewer bonds during the year.  AC’s investment income should also improve due to portfolio changes.

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

* Or, 2.5 with negative trend.

At December 31, 2009, UG has a ratio of approximately 3.9, which is 390% of the authorized control level.  AC’s ratio is approximately 9.3, which is 930% of the authorized control level.  Accordingly, both companies meet the RBC requirements.

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

Accounting Developments

The Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) No. 2010-10 Consolidation (Topic 810), Amendments for Certain Investment Funds. The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. The deferral also does not apply to interests in securitization entities, asset-backed financing entities, or entities formerly considered qualifying special purpose entities. In addition, the deferral applies to a reporting entity’s interest in an entity that is required to comply or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20. The amendments in this Update also clarify that for entities that do not qualify for the deferral, related parties should be considered when evaluating each of the criteria in paragraph 810-10-55-37, as amended by Statement 167, for determining whether a decision maker or service provider fee represents a variable interest. In addition, the requirements for evaluating whether a decision maker’s or service provider’s fee is a variable interest are modified to clarify the Board’s intention that a quantitative calculation should not be the sole basis for this evaluation. The amendments in this update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period.  Management has determined that this Statement will not result in a change to current practice.

In February 2010, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements, which amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-09 is effective upon issuance. The adoption of ASU 2010-09 did not have a material impact on the Company's consolidated financial statements.

In January 2010, FASB issued ASU 2010-06, Improving Disclosures about Fair Measurements, which provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-06 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-06 is effective for financial statements issued for interim and annual periods ending after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification, which addresses the accounting for noncontrolling interests and changes in ownership interests of a subsidiary. ASU 2010-02 is effective for the interim or annual reporting periods ending on or after December 15, 2009, and must be applied retrospectively to interim or annual reporting periods beginning on or after December 15, 2008. The adoption of ASU 2010-02 did not have an impact on the Company's consolidated financial statements.

In December 2009, FASB issued ASU 2009-17,Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on its consolidated financial statements.

In December 2009, FASB issued ASU 2009-16, Transfers and Servicing, which improves financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASU 2009-16 to have a material impact on its consolidated financial statements.

In August 2009, FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. ASU 2009-05 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value. ASU 2009-05 is effective for the first reporting (including interim periods) beginning after issuance. The adoption of ASU 2009-05 did not have a material impact on the Company's consolidated financial statements.

In June 2009, FASB issued Accounting Standards Codification ("ASC") 105, Generally Accepted Accounting Principles, which establishes the Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. All guidance contained in the Codification carries an equal level of authority. Following this statement, FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve only to: (1) update the Codification; (2) provide background information about the guidance; and (3) provide the bases for conclusions on the change(s) in the Codification. ASC 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. The adoption of ASC 105 did not have an impact on the Company's consolidated financial statements.

In June 2009, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 111, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.  SAB No. 111 clarifies the SEC's position related to other-than-temporary impairments of debt and equity securities and was issued in order to make the relevant interpretive SEC guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB No. 111 did not have an impact on the Company's consolidated financial statements.

In April 2009, FASB issued amendments to ASC 320-10, Investments—Debt and Equity Securities, which provides greater clarity about the credit and noncredit component of an other-than-temporary impairment event and more effectively communicates when an other-than-temporary impairment event has occurred. ASC 320-10 amends the other-than-temporary impairment model for debt securities. The impairment model for equity securities was not affected. Under ASC 320-10, another-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. This standard was effective for interim periods ending after June 15, 2009. The adoption of the amendments to ASC 320-10 did not have a material impact on the Company's consolidated financial statements.

In April 2009, FASB issued amendments to ASC 820-10, Fair Value Measurements and Disclosures, which provides amendments to guidelines for making fair value measurements more consistent and provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. The amendments are applied to all assets and liabilities (i.e., financial and non-financial) and requires enhanced disclosures. The amendments are effective for periods ending after June 15, 2009. The adoption of the ASC 820-10 amendments did not have an impact on the Company's consolidated financial statements.

In April 2009, FASB issued amendments to ASC 825-10, Financial Instruments, which require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The amendments are effective for interim periods ending after June 15, 2009. The adoption of these amendments did not have an impact on the Company's consolidated financial statements.

In June 2008, FASB issued amendments to ASC 260-10, Earnings Per Share, which requires unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. These amendments were effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years and require retrospective application. The adoption of these amendments did not have an impact on the Company's consolidated financial statements.

In September 2006, FASB issued ASC 820-10, Fair Value Measurements and disclosures. In February 2008, the FASB provided a one year deferral for implementation of the standard for non-recurring, non-financial assets and liabilities. The adoption of this partially deferred portion of ASC 820-10 did not have an impact on the Company's consolidated financial statements.

The FASB also issued Statement No. 163, (See FASB Codification 944- Subtopics: 20, 40, 310, and 605) Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60 Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  The adoption did not have a material impact on its consolidated financial condition or results of operations.

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

Interest rate risk

The Company’s exposure to interest rate changes results from a significant holding of fixed maturity investments and mortgage loans on real estate, all of which comprised approximately 68% of the investment portfolio as of December 31, 2009.  These investments are mainly exposed to changes in treasury rates.  The fixed maturities investments include U.S. government bonds, securities issued by government agencies, mortgage-backed bonds and corporate bonds.  Approximately 53% of the fixed maturities owned at December 31, 2009 are instruments of the United States government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government.

To manage interest rate risk, the Company performs periodic projections of asset and liability cash flows to evaluate the potential sensitivity of the investments and liabilities.  Management assesses interest rate sensitivity with respect to the available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward 100-basis point shifts in the prevailing interest rates.  The following tables set forth the potential amount of unrealized gains (losses) that could be caused by 100-basis point upward and downward shifts on the available-for-sale fixed maturities investments as of December 31, 2009:

Decrease in Interest Rates	Increase in Interest Rates

200 Basis Points	100 Basis Points	100 Basis Points	200 Basis Points	300 Basis Points
$11,037,000	$5,448,000	$(6,007,000)	$(12,015,000)	$(17,603,000)

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

At December 31, 2009, $19,613,472 of assets and $11,671,911 of liabilities were classified as trading instruments carried at fair value.  Included in these amounts are derivative investments with a fair value of $1,054,965 and $4,753,525 in other assets and other liabilities, respectively.  At December 31, 2009, the company held derivative instruments in the form of equity options.

The Company had no capital lease obligations, material operating lease obligations or purchase obligations outstanding as of December 31, 2009.

The Company has $14,402,889 in debt outstanding at December 31, 2009.

Future policy benefits reflected as liabilities of the Company on its balance sheet as of December 31, 2009, represent actuarial estimates of liabilities of future policy obligations such as expected death claims on the insurance policies in force as of the financial reporting date.  Due to the nature of these liabilities, maturity is event dependent, and therefore, these liabilities have been classified as having an indeterminate maturity.

Tabular presentation

The following table provides information about the Company’s long term debt that is sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.  The Company has no interest rate derivative financial instruments or interest rate swap contracts.

December 31, 2009
Expected maturity date
	2010	2011	2012	2013	Thereafter	Total	Fair value
Long term debt
Fixed rate	1,224,978	1,227,008	1,229,207	31,586	186,434	3,899,213	3,775,602
Avg. int. rate	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%
Variable rate	3,600,000	3,600,000	3,291,762	0	0	10,491,762	10,491,762
Avg. int. rate	2.0%	2.0%	2.0%	0.0%	0.0%	2.0%

Equity risk

Equity risk is the risk that the Company will incur economic losses due to adverse fluctuations in a particular stock.  As of December 31, 2009 and 2008, the fair value of our equity securities was $13,323,322 and $30,636,500, respectively.  As of December 31, 2009, a 10% decline in the value of the equity securities would result in an unrealized loss of $1,332,332, as compared to an estimated unrealized loss of $3,063,650 as of December 31, 2008.  The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by the Company of future market events, but rather as an illustration of the potential impact of such an event.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Listed below are the financial statements included in this Part of the Annual Report on SEC Form 10-K:

Page No.
UTG, INC. AND CONSOLIDATED SUBSIDIARIES

Report of Management on Internal Controls Over Financial Reporting……..…............................

Report of Brown Smith Wallace LLC, Independent
  Registered Public Accounting Firm for the years ended December 31, 2009 and 2008……..…....
35 36
Consolidated Balance Sheets………………………………………………………………………....….	37
Consolidated Statements of Operations…………………………………………………..………...……	38
Consolidated Statements of Changes in Equity………………………………………..………...…..	39
Consolidated Statements of Cash Flows……………………………………………………......…...….	40
Notes to Consolidated Financial Statements……………………………………………………......…..	41-66

Report of Management on Internal Controls Over Financial Reporting

 Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and its Board of Directors regarding the preparation and fair presentation of published financial statements. However, internal control systems, no matter how well designed, cannot provide absolute assurance. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework contained in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”).

Based on our evaluation under the framework in the COSO Report our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

During the Company’s fourth fiscal quarter, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Brown Smith Wallace, LLC
Independent Registered Public Accounting Firm

Board of Directors and Shareholders
UTG, Inc.
Springfield, Illinois

We have audited the accompanying consolidated balance sheets of UTG, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2008 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UTG, Inc. and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule I as of December 31, 2009, and the Schedules II, IV and V as of December 31, 2009 and 2008, of UTG, Inc. and subsidiaries and Schedules II, IV and V for the years then ended.  In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.

/s/ Brown Smith Wallace, LLC

March 30, 2010

UTG, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008

ASSETS

	2009	2008
Investments:
Investments available for sale:
Fixed maturities, at market (amortized $138,680,398 and $175,053,102)	$139,704,693	$178,689,861
Equity securities, at market (cost $14,316,463 and $32,171,722)	13,323,322	30,636,500
Trading securities, at market (cost $19,043,448 and $0)	19,613,472	0
Mortgage loans on real estate at amortized cost	61,271,384	42,472,916
Investment real estate, at cost, net of accumulated depreciation	45,556,811	41,780,466
Policy loans	14,343,606	14,632,855
Short-term investments	700,000	0
	294,513,288	308,212,598

Cash and cash equivalents	37,492,843	39,995,875
Investment in unconsolidated affiliate, at market (cost $5,000,000 and $4,000,000)	5,057,762	4,000,000
Accrued investment income	1,577,199	2,049,173
Reinsurance receivables:
Future policy benefits	68,615,385	70,610,348
Policy claims and other benefits	5,131,031	5,262,560
Cost of insurance acquired	15,402,012	24,293,914
Deferred policy acquisition costs	647,526	813,470
Property and equipment, net of accumulated depreciation	1,485,253	1,672,968
Income taxes receivable	500,305	422,915
Other assets	1,096,368	445,483
Total assets	$431,518,972	$457,779,304

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
Future policy benefits	$313,798,199	$340,883,754
Policy claims and benefits payable	3,248,521	3,885,282
Other policyholder funds	940,357	1,187,870
Dividend and endowment accumulations	14,182,516	14,129,025
Deferred income taxes	11,950,254	14,693,795
Notes payable	14,402,889	15,616,766
Trading securities, at market (proceeds $10,590,552 and $0)	11,671,911	0
Other liabilities	7,265,586	8,087,571
Total liabilities	377,460,233	398,484,063

Shareholders' equity:
Common stock - no par value, stated value $.001 per share.
Authorized 7,000,000 shares - 3,884,445 and 3,834,031 shares issued
and outstanding after deducting treasury shares of 410,838 and 400,315	3,885	3,834
Additional paid-in capital	41,782,274	41,943,229
Retained earnings (accumulated deficit)	(1,261,503)	3,028,744
Accumulated other comprehensive income	322,156	1,269,404
Noncontrolling interest	13,211,927	13,050,030
Total shareholders' equity	54,058,739	59,295,241
Total liabilities and shareholders' equity	$431,518,972	$457,779,304

UTG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009 and 2008

	2009	2008

Revenues:

Premiums and policy fees	$17,434,156	$18,489,073
Reinsurance premiums and policy fees	(3,931,963)	(5,180,334)
Net investment income	14,240,793	17,516,435
Realized investment gains (losses), net	(629,528)	2,362,578
Other income	1,645,322	2,051,528
	28,758,780	35,239,280

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life	25,633,506	25,297,205
Reinsurance benefits and claims	(4,645,387)	(4,182,981)
Annuity	810,509	1,373,230
Dividends to policyholders	695,349	1,000,197
Commissions and amortization of deferred
policy acquisition costs	57,313	(1,650,926)
Amortization of cost of insurance acquired	4,176,539	4,043,107
Operating expenses	7,042,585	7,231,903
Interest expense	484,449	906,412
	34,254,863	34,018,147

Income (loss) before income taxes	(5,496,083)	1,221,133
Income tax (expense) benefit	300,745	(915,195)

Net income (loss)	(5,195,338)	305,938

Net income attributable to noncontrolling interest	905,091	347,816

Net income (loss) attributable to common shareholders	$(4,290,247)	$653,754

Amounts attributable to common shareholders:

Basic income (loss) per share	$(1.12)	$0.17

Diluted income (loss) per share	$(1.12)	$0.17

Basic weighted average shares outstanding	3,843,113	3,844,081

Diluted weighted average shares outstanding	3,843,113	3,844,081

UTG, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For The Years Ended December 31, 2009 and 2008

	2009		2008

Common stock
Balance, beginning of year	$3,834		$3,849
Issued during year	61		0
Treasury shares acquired and retired	(10)		(15)
Change in stated value	0		0
Balance, end of year	$3,885		$3,834

Additional paid-in capital
Balance, beginning of year	$41,943,229		$42,067,229
Issued during year	(61)		0
Treasury shares acquired and retired	(160,894)		(124,000)
Change in stated value	0		0
Balance, end of year	$41,782,274		$41,943,229

Retained earnings (accumulated deficit)
Balance, beginning of year	$3,028,744		$2,374,990
Net income (loss) attributable to common shareholders	(4,290,247)	$(4,290,247)	653,754	$653,754
Balance, end of year	$(1,261,503)		$3,028,744

Accumulated other comprehensive income
Balance, beginning of year	$1,269,404		$4,308,457
Other comprehensive loss
Unrealized holding loss on securities
net of non controlling and
reclassification adjustment and taxes	(947,248)	(947,248)	(3,039,053)	(3,039,053)
Comprehensive loss		$(5,237,495)		$(2,385,299)
Balance, end of year	$322,156		$1,269,404

Noncontrolling Interest
Balance, beginning of year	$13,050,030		$14,231,707
Contributions	0		0
Distributions	0		0
Gain/Loss attributable to noncontrolling interest	161,897		(1,181,677)
Balance, end of year	$13,211,927		$13,050,030

Total shareholders' equity, end of year	$54,058,739		$59,295,241

UTG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008

	2009	2008

Cash flows from operating activities:
Net income (loss) attributable to common shares	$(4,290,247)	$653,754
Adjustments to reconcile net income to net cash
provided by operating activities net of changes in assets and liabilities resulting from the sales and purchases of subsidiaries:
Amortization/accretion of fixed maturities	136,366	127,653
Realized investment (gains) losses, net	629,528	(2,362,578)
Unrealized trading losses included in income	511,339	0
Amortization of deferred policy acquisition costs	165,944	196,058
Amortization of cost of insurance acquired	4,176,539	4,043,107
Depreciation	1,430,501	1,093,746
Net income attributable to non controlling interest	(905,091)	(347,816)
Charges for mortality and administration
of universal life and annuity products	(8,042,562)	(8,345,932)
Interest credited to account balances	5,360,221	5,629,810
Change in accrued investment income	268,477	436,421
Change in reinsurance receivables	2,126,492	2,234,967
Change in policy liabilities and accruals	(3,454,113)	(1,741,377)
Change in income taxes payable	(1,694,210)	(1,219,988)
Change in other assets and liabilities, net	(667,668)	797,406
Net cash provided by (used in) operating activities	(4,248,484)	1,195,231

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities held for sale	105,310,516	46,480,399
Equity securities	46,098,801	25,642,253
Trading securities	10,590,552	0
Mortgage loans	17,425,771	8,371,546
Real estate	1,394,222	599,544
Policy loans	3,902,483	5,646,885
Short-term	0	933,967
Total proceeds from investments sold and matured	184,722,345	87,674,594
Cost of investments acquired:
Fixed maturities held for sale	(89,132,935)	(21,695,379)
Equity securities	(27,157,177)	(25,578,919)
Trading securities	(18,829,024)	0
Mortgage loans	(36,224,239)	(5,242,315)
Real estate	(6,307,090)	(4,116,214)
Policy loans	(3,616,417)	(4,085,072)
Short-term	(700,000)	0
Other invested assets	0	(880,000)
Total cost of investments acquired	(181,966,882)	(61,597,899)
Purchase of property and equipment	(17,403)	(124,136)
Sale of property and equipment	166,913	0
Net cash provided by investing activities	2,904,973	25,952,559

Cash flows from financing activities:
Policyholder contract deposits	7,039,947	5,678,617
Policyholder contract withdrawals	(7,028,841)	(4,668,235)
Proceeds from notes payable/line of credit	2,000,000	4,000,000
Payments of principal on notes payable/line of credit	(3,213,877)	(8,297,580)
Issuance of common stock	0	0
Purchase of treasury stock	(160,904)	(124,015)
Purchase of minority interest in consolidated subsidiary	0	(1,487,170)
Purchase of stock of affiliate	(1,000,000)	0
Non controlling contribution to consolidated subsidiary	1,025,000	0
Cash received from sale of subsidiary	6,365,169	0
Cash of subsidiary at date of sale	(6,186,015)	0
Net cash used in financing activities	(1,159,521)	(4,898,383)

Net increase (decrease) in cash and cash equivalents	(2,503,032)	22,249,407
Cash and cash equivalents at beginning of year	39,995,875	17,746,468
Cash and cash equivalents at end of year	$37,492,843	$39,995,875

UTG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	ORGANIZATION - At December 31, 2009, the significant majority-owned subsidiaries of UTG were as depicted on the following organizational chart.

UTG and its subsidiaries are collectively referred to as (“The Company”).  The Company’s significant accounting policies, consistently applied in the preparation of the accompanying consolidated financial statements, are summarized as follows.

B.
NATURE OF OPERATIONS - UTG is an insurance holding company, which sells individual life insurance products through its insurance subsidiaries.  The Company's principal market is the mid-western United States.  The Company’s dominant business is individual life insurance which includes the servicing of existing insurance business in force, the solicitation of new individual life insurance and the acquisition of other companies in the insurance business.

C.	BUSINESS SEGMENTS - The Company has only one significant business segment – insurance.

D.	BASIS OF PRESENTATION - The financial statements of UTG and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America.
E.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Registrant and its majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

F.	INVESTMENTS - Investments are shown on the following bases:

Investments available for sale - at fair value, unrealized gains and losses deemed temporary, net of deferred income taxes, are credited or charged, as appropriate, directly to accumulated other comprehensive income or loss (a component of stockholders’ equity).  Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Operations, using the constant yield method over the period to maturity.  Net realized gains and losses on sales of held for sale securities, and unrealized losses considered to be other than temporary, are credited or charged to net realized investment gains (losses) in the Consolidated Statements of Operations.

Mortgage loans on real estate - at unpaid principal balances, adjusted for amortization of premium or discount and valuation allowances.  Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected.

Real estate - investment real estate at cost less allowance for depreciation and, as appropriate, provisions for possible losses.  Accumulated depreciation on investment real estate was $3,257,916 and $1,962,109 as of December 31, 2009 and 2008, respectively.

Policy loans - at unpaid balances including accumulated interest but not in excess of the cash surrender value of the related policy.
Short-term investments - at amortized cost, which approximates current market value.

Realized gains and losses include sales of investments, periodic changes in fair value, and write downs in value. If any due to other-than-temporary declines in fair value are recognized in net income on the specific identification basis.

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

I.

FUTURE POLICY BENEFITS AND EXPENSES - The liabilities for traditional life insurance and accident and health insurance policy benefits are computed using a net level method. These liabilities include assumptions as to investment yields, mortality, withdrawals, and other assumptions based on the life insurance subsidiaries’ experience adjusted to reflect anticipated trends and to include provisions for possible unfavorable deviations. The Company makes these assumptions at the time the contract is issued or, in the case of contracts acquired by purchase, at the purchase date.  Future policy benefits for individual life insurance and annuity policies are computed using interest rates ranging from 2% to 6% for life insurance and 2.5% to 9.3% for annuities. Benefit reserves for traditional life insurance policies include certain deferred profits on limited-payment policies that are being recognized in income over the policy term. Policy benefit claims are charged to expense in the period that the claims are incurred. Current mortality rate assumptions are based on 1975-80 select and ultimate tables. Withdrawal rate assumptions are based upon Linton B or C, which are industry standard actuarial tables for forecasting assumed policy lapse rates.

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges.  Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances.  Interest crediting rates for universal life and interest sensitive products range from 4.0% to 5.5% as of December 31, 2009 and 2008.

J.

POLICY AND CONTRACT CLAIMS - Policy and contract claims include provisions for reported claims in process of settlement, valued in accordance with the terms of the policies and contracts, as well as provisions for claims incurred and unreported based on prior experience of the Company.  Incurred but not reported claims were $1,309,068 and $1,312,848 as of December 31, 2009 and 2008, respectively.

K.

COST OF INSURANCE ACQUIRED - When an insurance company is acquired, the Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition.  The cost of policies purchased represents the actuarially determined present value of the projected future profits from the acquired policies. The Company utilizes 12% discount rate on the remaining business.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits.  The interest rate utilized in the amortization calculation is 12%.  The interest rates vary due to differences in the blocks of business.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.

	2009	2008
Cost of insurance acquired, beginning of year	$24,293,914	$28,337,021
Interest accretion	4,885,293	5,437,426
Amortization	(9,061,832)	(9,480,533)
Net amortization	(4,176,539)	(4,043,107)
Disposed with the sale of Subsidiary	(4,715,363)	(0)
Cost of insurance acquired, end of year	$15,402,012	$24,293,914

Amortization of deferred policy acquisition is included on commissions and amortization of deferred policy acquisition costs on the consolidated statements of operations.

Estimated net amortization expense of cost of insurance acquired for the next five years is as follows:

	Interest Accretion	Amortization	Net Amortization
2010	$2,437,000	$4,345,000	$1,908,000
2011	2,230,000	3,833,000	1,603,000
2012	2,037,000	3,529,000	1,492,000
2013	1,858,000	3,244,000	1,386,000
2014	1,692,000	2,976,000	1,284,000

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

For universal life insurance and interest sensitive life insurance products, acquisition costs are being amortized generally in proportion to the present value of expected gross profits from surrender charges and investment, mortality, and expense margins.  Under SFAS No. 97 (see FASB Codification 944-20-30-40-60-605-825 sections 5, 15, 25, 30, 35, 45, 50, and 50), "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," the Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates it expects to experience in future periods.  These assumptions are to be best estimates and are to be periodically updated whenever actual experience and/or expectations for the future change from initial assumptions.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.

The following table summarizes deferred policy acquisition costs and related data for the years shown:

	2009	2008
Deferred, beginning of year	$813,470	$1,009,528

Acquisition costs deferred:
Commissions	0	0
Other expenses	0	0
Total	0	0

Interest accretion	8,000	9,000
Amortization charged to income	(173,944)	(205,058)
Net amortization	(165,944)	(196,058)

Change for the year	(165,944)	(196,058)

Deferred, end of year	$647,526	$813,470

Estimated net amortization expense of deferred policy acquisition costs for the next five years is as follows:

	Interest		Net
	Accretion	Amortization	Amortization

2010	$6,000	$104,000	$98,000
2011	5,000	77,000	72,000
2012	4,000	66,000	62,000
2013	4,000	53,000	49,000
2014	3,000	20,000	17,000

M.
PROPERTY AND EQUIPMENT - Company-occupied property, data processing equipment and furniture and office equipment are stated at cost less accumulated depreciation of $2,934,312 and $2,896,107 at December 31, 2009 and 2008, respectively.  Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of three to thirty years.  Depreciation expense was $168,553 and $214,245 for the years ended December 31, 2009 and 2008, respectively.

N.

INCOME TAXES - Income taxes are reported under Statement of Financial Accounting Standards Number 109 and Interpretation Number 48 (see FASB Codification 740-10 Section 50.), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement number 109”.  Deferred income taxes are recorded to reflect the tax consequences on future periods of differences between the tax bases of assets and liabilities and their financial reporting amounts at the end of each such period. The principal assets and liabilities giving rise to such differences are deferred policy acquisition costs, differences in tax basis of invested assets, cost of insurance acquired, future policy benefits, and gains on the sale of subsidiaries.

O.

EARNINGS PER SHARE - Earnings per share (EPS) are reported under Statement of Financial Accounting Standards Number 128 (see FASB Codification 260-10 sections 5, 10, 15, 45, 50, 55, and 60.)  The objective of both basic EPS and diluted EPS is to measure the performance of an entity over the reporting period.  Basic EPS is computed by dividing net income/(loss) attributable to common shares (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.   Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  In addition, the numerator also is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares.

P.	TREASURY SHARES - The Company holds 410,838 and 400,315 shares of common stock as treasury shares with a cost basis of $3,051,170 and $2,970,533 at December 31, 2009 and 2008, respectively.
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

R.

PARTICIPATING INSURANCE - Participating business represents 9% of life insurance in force at December 31, 2009 and 2008.  Premium income from participating business represents 24% and 37% of total premiums for the years ended December 31, 2009 and 2008, respectively.  The amount of dividends to be paid is determined annually by the insurance subsidiary's Board of Directors.  Earnings allocable to participating policyholders are based on legal requirements that vary by state.

S.

RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the 2009 presentation. Such reclassifications had no effect on previously reported net income or shareholders' equity.

T.
USE OF ESTIMATES - In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The following estimates have been identified as critical in that they involve a high degree of judgment and are subject to a significant degree of variability: (i) deferred acquisition cost; (ii) reserves; (iii) reinsurance recoverable; (iv) other-than-temporary impairment; and (v) federal income taxes.

U.

IMPAIRMENT OF LONG LIVED ASSETS - The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets may warrant revision or that the remaining balance of an asset may not be recoverable.  The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis.  During the course of 2009 there was an other-than-temorary impairment recognized of $2,007,173 in fixed maturity investments that are backed by trust preferred securities of banks.

2.	SHAREHOLDER DIVIDEND RESTRICTION AND MINIMUM STATUTORY CAPITAL

At December 31, 2009, substantially all of consolidated shareholders' equity represents net assets of UTG’s subsidiaries.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.  UG and AC’s dividend limitations are described below.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus.  For the year ended December 31, 2009, UG had a statutory gain from net income of $203,629.  At December 31, 2009, UG's statutory capital and surplus amounted to $27,349,870.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid a dividend of $0 to UTG in 2009 and paid $3,000,000 in 2008. None of the dividends paid were considered to be an extraordinary dividend.

AC is a Texas domiciled insurance company, which requires eleven days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus.  At December 31, 2009 AC, statutory shareholders' equity was $9,781,305.  At December 31, 2009, AC statutory net income was $4,070,586.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  AC paid ordinary dividends of $0 during 2009 and 2008.

UG is required to maintain minimum statutory surplus of $2,500,000. AC is required to maintain minimum statutory surplus of $1,400,000.

3.	INCOME TAXES

The valuation allowance against deferred taxes is a sensitive accounting estimate.  The Company follows the guidance of ASC 740, “Income Taxes,” which prescribes the liability method of accounting for deferred income taxes.  Under the liability method, companies establish a deferred tax liability or asset for the future tax effects of temporary differences between book and tax basis of assets and liabilities.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, (ASC 740-10) "Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109" ("Interpretation 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The recognition threshold is based on a determination of whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized.  Management believes the Company has no material uncertain income tax provisions at December 31, 2009 or 2008.

The Company’s Federal income tax returns are periodically audited by the Internal Revenue Service (“IRS”).  There is no examination ongoing currently, nor is management aware of any pending examination by the IRS.  The statutes of limitation for the assessments of additional tax are closed for all tax years prior to 2006.  Management believes that adequate provision has been made in the consolidated financial statements for any potential assessments that may result from future tax examinations and other tax-related matters for all open tax years.

At December 31, 2009 and 2008, respectively, the Company had gross deferred tax assets of $3,971,251 and $2,352,740 net of valuation allowances of $147,521 and $529,521, and gross deferred tax liabilities of $15,921,505 and $17,046,534, resulting from temporary differences primarily related to the life insurance subsidiaries. The valuation allowance in 2009 was from UG that for tax purposes generated a net operating loss of $421,488.  The Company established a deferred tax asset of $147,521 in 2009 relating to the operating loss carryforward.  Also in 2009, the Company established an offsetting allowance of $147,521 for the loss.  The valuation allowance in 2008 was from ACAP and its consolidated subsidiaries that for tax purposes generated a net operating loss of $1,648,710.  The Company established a deferred tax asset of $529,521 in 2008 relating to the operating loss carryforward.  Also in 2008, the Company established an offsetting allowance of $529,521 for the loss.  The allowances were established as a result of uncertainty in the Company’s ability to utilize the loss carryforwards which is dependent on generating sufficient taxable income prior to expiration of the loss carryforward.  The Company has not experienced any reductions of deferred tax assets due to the lapse of applicable statute of limitations.  The 2008 net operating loss carryforwards of ACAP consolidated were utilized in their entirety with the sale of TI.

The Company classifies interest and penalties on underpayment of income taxes as income tax expense.  No interest or penalties were included in the reported income taxes for the years presented.  Tax years 2006 to current remain subject to examination.  The Company has no agreements of extension of the review period currently in effect.  The Company is not aware of any potential or proposed changes to any of its tax filings.

The companies of the group file separate federal income tax returns except for ACAP, AC, TI, and Imperial Plan, which file a consolidated life/non-life federal income tax return.

Life insurance company taxation is based primarily upon statutory results with certain special deductions and other items available only to life insurance companies.  Income tax expense (benefits) consists of the following components:
	2009	2008
Current tax	$201,041	$1,261,641
Deferred tax	(501,786)	(346,446)
	$(300,745)	$915,195

UG for tax purposes generated a net operating loss during 2009 of $421,488.  The Company has established a deferred tax asset of $147,521 relating to this operating loss carryforward and has established an offsetting allowance of $147,521.

The following table shows the reconciliation of net income to taxable income of UTG:

	2009	2008
Net income (loss)	$(4,290,247)	$653,754
Depreciation	14,154	38,632
Management/consulting fees	(81,907)	(54,500)
Federal income tax provision	126,349	148,730
(Gain) loss of subsidiaries	4,525,066	(407,065)
Taxable income	$293,415	$379,551

The expense for income differed from the amounts computed by applying the applicable United States statutory rate of 35% before income taxes as a result of the following differences:

	2009	2008
Tax computed at statutory rate	$(1,923,629)	$427,397
Changes in taxes due to:
Utilization of AMT credit carryforward	0	(100,780)
Utilization of capital loss carryforward	(344,835)	0
Current year losses with no tax benefit	147,521	529,521
Minority interest	276,806	121,736
Utilization of net operating loss carryforward	(667,980)	0
Small company deduction	(65,862)	(548,120)
Sale of subsidiary	2,131,861	0
Other	145,373	485,441
Income tax expense	$(300,745)	$915,195

The following table summarizes the major components that comprise the deferred tax liability as reflected in the balance sheets:

	2009	2008
Investments	$3,293,449	$4,247,725
Cost of insurance acquired	5,390,705	8,502,870
Deferred policy acquisition costs	226,634	284,715
Management/consulting fees	(178,153)	(206,820)
Future policy benefits	2,635,289	1,191,307
Gain on sale of subsidiary	2,312,483	2,312,483
Allowance for uncollectibles	0	0
Other liabilities	(493,837)	(306,083)
Federal tax DAC	(1,236,316)	(1,332,402)
Deferred tax liability	$11,950,254	$14,693,795

4.	ANALYSIS OF INVESTMENTS, INVESTMENT INCOME AND INVESTMENT GAIN
A.	NET INVESTMENT INCOME - The following table reflects net investment income by type of investment:

	2009	2008

Fixed Maturities Available for Sale	$8,464,738	$10,494,422
Equity Securities	970,778	2,266,380
Trading Securities	13,661	0
Mortgage Loans	3,430,295	3,042,688
Real Estate	6,086,901	5,452,735
Policy Loans	868,114	704,235
Short-term Investments	55,375	67,027
Cash	44,368	336,367
Total Consolidated Investment Income	19,934,230	22,363,854
Investment Expenses	(5,693,437)	(4,847,419)
Consolidated Net Investment Income	$14,240,793	$17,516,435

The following table reflects net realized investment gains (losses) by type of investment:

	2009	2008

Fixed Maturities Available for Sale	$(58,019)	$(2,452,424)
Fixed Maturities Available for Sale - OTTI	(2,007,174)	(537,737)
Equity Securities	1,196,789	5,352,739
Real Estate	159,282	0
Other	79,594	0
Consolidated Net Realized Gains	$(629,528)	$2,362,578

The following table summarizes the Company's fixed maturity holdings and investments available for sale by major classifications:
Carrying Value

	2009	2008
Investments Available for Sale:
Fixed Maturities
U.S. Government, Government Agencies & Authorities	$73,697,038	$51,808,494
State, Municipalities & Political Subdivisions	2,419,148	475,405
Collateralized Mortgage Obligations	18,821,461	87,590,099
Public Utilities	0	2,702,484
All Other Corporate Bonds	44,767,046	36,113,379
	$139,704,693	$178,689,861
Equity Securities
Public Utilities	$0	$500,001
Banks, Trusts & Insurance Companies	5,001,400	4,647,000
Industrial & Miscellaneous	8,321,922	25,489,499
	$13,323,322	$30,636,500
Investment in unconsolidated affiliate	$5,057,762	4,000,000

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

The following table summarizes securities held, at amortized cost, that are below investment grade by major classification:

	December 31,
Below Investment Grade Investments	2009	2008

States, municipalities & political subdivisions	$0	$10,000
CMO	0	5,183
Corporate	1,459,798	5,733,113
Total	$1,459,798	$5,748,296

B.	INVESTMENT SECURITIES
The amortized cost and estimated market values of investments in securities including investments available for sale are as follows:

December 31, 2009	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$73,298,975	$1,773,136	$(1,375,073)	$73,697,038
States, municipalities and political subdivisions	2,567,650	44,274	(192,776)	2,419,148
Collateralized mortgage Obligations	17,992,385	829,076	0	18,821,461
All other corporate bonds	44,821,388	1,443,401	(1,497,743)	44,767,046
	138,680,398	4,089,887	(3,065,592)	139,704,693
Equity securities	14,316,463	29,000	(1,022,141)	13,323,322
Total	$152,996,861	$4,118,887	$(4,087,733)	$153,028,015

Investment in unconsolidated affiliate	$5,000,000	$57,762	$0	$5,057,762

2008	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$45,837,369	$5,971,119	$0	$51,808,488
States, municipalities and political subdivisions	485,000	1,206	(10,801)	475,405
Collateralized mortgage obligations	85,281,137	2,530,312	(221,345)	87,590,104
Public utilities	2,707,070	29,427	(34,012)	2,702,485
All other corporate bonds	40,742,526	313,560	(4,942,707)	36,113,379
	175,053,102	8,845,624	(5,208,865)	178,689,861
Equity securities	32,171,722	20,499	(1,555,721)	30,636,500
Total	$207,224,824	$8,866,123	$(6,764,586)	$209,326,361

Investment in unconsolidated affiliate	$4,000,000	$0	$0	$4,000,000

The Company held five fixed maturity investments totaling $74,397,459 and one fixed maturity investment of $4,781,639 that exceeded 10% of shareholder’s equity at December 31, 2009 and 2008, respectively.  The Company held two equity investments totaling $10,192,382 and $12,157,539 that exceeded 10% of shareholder’s equity at December 31, 2009 and 2008, respectively.

The fair value of investments with sustained gross unrealized losses at December 31, 2009 and 2008 are as follows:

2009	Less than 12 months	12 Months or longer	Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S Government and govt. agencies and authorities	$46,581,332	(1,375,073)	0	0	46,581,332	(1,375,073)
States, municipalities and political subdivisions	0	0	1,247,224	(192,776)	1,247,224	(192,776)
All other corporate bonds	12,305,039	(215,636)	2,514,618	(1,282,107)	14,819,657	(1,497,743)
Total fixed maturity	$58,886,371	(1,590,709)	3,761,842	(1,474,883)	62,648,213	(3,065,592)
Equity securities	$908,010	(244,095)	4,474,508	(778,046)	5,382,518	(1,022,141)

2008	Less than 12 months	12 Months or longer	Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
States, municipalities and political subdivisions	$459,199	(10,801)	0	0	459,199	(10,801)
Collateralized mortgage obligations	1,361,720	(174,613)	4,413,767	(46,732)	5,775,487	(221,345)
Public utilities	883,589	(34,012)	0	0	883,589	(34,012)
All other corporate bonds	9,596,967	(1,145,616)	15,885,999	(3,797,091)	25,482,966	(4,942,707)
Total fixed maturity	$12,301,475	(1,365,042)	20,299,766	(3,843,823)	32,601,241	(5,208,865)
Equity securities	$21,212,407	(1,471,682)	1,583,050	(84,041)	22,795,457	(1,555,723)

As of December 31, 2009, the Company had eight fixed maturity investments and two equity investments with unrealized losses less than 12 months, and nine fixed maturity investments and three equity investments with unrealized losses greater than 12 months.  As of December 31, 2008, the Company had 29 fixed maturity investments and four equity investments with unrealized losses less than 12 months, and 31 fixed maturity investments and two equity investments with unrealized losses greater than 12 months.

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

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary.  Based on an evaluation of the issues, including, but not limited to, intentions to sell or ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover; the length of time and amount of the unrealized loss; and the credit ratings of the issuers of the investments, the Company held three investments and one investment as other-than-temporarily impaired at December 31, 2009 and 2008, respectively. The other-than-temporary impairment during 2008 was due to an investment in Lehman Brothers that was written down to $0 due to bankruptcy.  The other-than-temporary impairments during 2009 were due to changes in expected future cash flows of investments in bonds backed by trust preferred securities of banks.  The other-than-temporary impairments are detailed below:

2008	Beginning Amortized Cost	OTTI Credit Loss	Ending Amortized Cost	Unrealized Loss	Carrying Value
Lehman Brothers	$537,737	$(537,737)	$0	N/A	$0

2009	Beginning Amortized Cost	OTTI Credit Loss	Ending Amortized Cost	Unrealized Loss	Carrying Value
Lehman Brothers	$0	N/A	$0	N/A	$0

Preferred Term Securities I	$508,816	$(92,659)	$416,157	$(99,998)	$316,159

Preferred Term Securities II	$4,076,323	$(1,914,515)	$2,161,808	$(1,115,670)	$1,046,138

The amortized cost and estimated market value of debt securities at December 31, 2009, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale December 31, 2009	Amortized Cost	Estimated Market Value
Due in one year or less	$3,651,839	$3,707,257
Due after one year through five years	15,375,484	16,152,868
Due after five years through ten years	40,212,541	42,059,742
Due after ten years	60,442,531	57,921,857
Collateralized mortgage obligations	18,998,003	19,862,969
Total	$138,680,398	$139,704,693

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in other income on the consolidated statements of operations.  Trading securities include exchange traded equities and exchange traded equity options.  The fair value of trading securities included in assets was $19,613,472 and $0 as of December 31, 2009 and 2008, respectively.  The fair value of trading securities included in liabilities was $(11,671,911) and $0 as of December 31, 2009 and 2008, respectively. Trading securities’ unrealized gains were $570,024 and $0 as of December 31, 2009 and 2008, respectively.  Unrealized losses due to trading securities were $(1,081,360) and $0 as of December 31, 2009 and 2008, respectively.  Trading securities carried as liabilities are securities sold short.  A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  Realized gains from trading securities were $525,000 and $0 as of December 31, 2009 and 2008, respectively. Trading securities are classified in cash flows from operating activities. Trading revenue charged to net income from trading securities was:

	December 31, 2009	December 31, 2008

Type of Instrument	Net Realized and Unrealized Gains (Losses)	Net Realized and Unrealized Gains (Losses)
Equity	$ 13,667	$ 0

As of December 31, 2009, the Company held derivative instruments in the form of exchange-traded equity options. The Company currently does not designate derivatives as hedging instruments. Exchange traded equity options are combined with exchange traded equity securities in the Company’s trading portfolio, with the primary objective of generating a fair return while reducing risk.  These derivatives are carried at fair value, with unrealized gains and losses recognized in other income.  The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2009 was $1,054,965 and $4,753,525, respectively. Realized gains due to derivatives were $525,000 and $0 December 31, 2009 and December 31, 2008 respectively. Unrealized gains included in trading security assets due to derivatives were $110,013 and $0 as of December 31, 2009 and December 31, 2008, respectively. Unrealized losses included in trading security liabilities due to derivatives were $(432,720) and $0 as of December 31, 2009 and December 31, 2008, respectively.

An analysis of sales, maturities and principal repayments of the Company's fixed maturities portfolio for the years ended December 31, 2009 and 2008 is as follows:

Year ended December 31, 2009	Original or Amortized Cost	Gross Realized Gains	Gross Realized Losses	Proceeds From Sale
Scheduled principal repayments, Calls and tenders:
Available for sale	$13,719,413	$23,968	$0	$13,743,381
Sales:
Available for sale	82,949,320	3,865,931	(3,096,098)	83,719,153
Total	$96,668,733	$3,889,899	$(3,096,098)	$97,462,534

Year ended December 31, 2008	Original or Amortized Cost	Gross Realized Gains	Gross Realized Losses	Proceeds From Sale
Scheduled principal repayments, Calls and tenders:
Available for sale	$12,925,569	$0	$0	$12,925,569
Sales:
Available for sale	25,999,838	154,242	(2,114,241)	24,039,839
Total	$38,925,407	$154,242	$(2,114,241)	$36,965,408

C.	INVESTMENTS ON DEPOSIT - At December 31, 2009, investments carried at approximately $6,153,000 were on deposit with various state insurance departments.

5.	DISCLOSURES ABOUT FAIR VALUES

Fair value SFAS 157 (ASC 820, “Fair Value measurements and disclosures”) established a hierarchical disclosure framework based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.  ASC 820 defines the input levels as follows:

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

The following table presents the level within the hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of December 31, 2009:
	Level 1	Level 2	Level 3	Total
Assets
Fixed Maturities, available for sale	$ 6,831,432	$132,873,261	$ 0	$ 139,704,693
Equity Securities, available for sale	15,691,037	2,690,047	0	18,381,084
Trading Securities	19,613,472	0	0	19,613,472
Total Financial Assets Carried at Fair Value	$ 42,135,941	$135,563,308	$ 0	$ 177,699,249

Trading Securities (Liabilities)	$ 11,671,911	$ 0	$ 0	$ 11,671,911

Certain assets are not carried at fair value on a recurring basis, including investments such as mortgage loans and policy loans. Accordingly such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the consolidated financial statements.

The financial statements include various estimated fair value information at December 31, 2009 and 2008, as required by ASC 820.  Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that guidance and does not purport to represent the aggregate net fair value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument required to be valued by ASC 820 for which it is practicable to estimate that value:

(a)  Cash and cash equivalents

The carrying amount in the financial statements approximates fair value because of the relatively short period of time between the origination of the instruments and their expected realization.

(b)  Fixed maturities and investments available for sale

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

(c)  Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings. Trading securities include exchange traded equities and exchange traded equity options.

(d)  Mortgage loans on real estate

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

The estimated fair values of the Company's financial instruments required to be valued by ASC 820 are as follows as of December 31:

	2009		2008
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed maturities available for sale	$139,704,693	$139,704,693	$178,689,861	$178,689,861
Equity securities	13,323,322	13,323,322	30,636,500	30,636,500
Trading securities	19,613,472	19,613,472	0	0
Securities of affiliate	5,057,762	5,057,762	4,000,000	4,000,000
Mortgage loans on real estate	61,271,384	61,618,488	42,472,916	43,663,279
Policy loans	14,343,606	14,343,606	14,632,855	14,632,855
Short term	700,000	700,000	0	0
Liabilities
Notes payable	14,402,889	14,267,364	15,616,766	15,128,452
Trading securities	11,671,911	11,671,911	0	0

6.	STATUTORY EQUITY AND INCOME FROM OPERATIONS

The Company's insurance subsidiaries are domiciled in Ohio and Texas.  The insurance subsidiaries prepare their statutory-based financial statements in accordance with accounting practices prescribed or permitted by the respective insurance department.  These principles differ significantly from accounting principles generally accepted in the United States of America.  "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC).  "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, from company to company within a state, and may change in the future.  UG's total statutory shareholders' equity was approximately $27,350,000 and $27,483,000 at December 31, 2009 and 2008, respectively.  UG reported a statutory net income (exclusive of inter-company dividends) of approximately $204,000 and $4,825,000 for 2009 and 2008, respectively.  AC's total statutory shareholders' equity was approximately $9,781,000 and $7,346,000 at December 31, 2009 and 2008.  AC reported a statutory net income (exclusive of inter-company dividends) of approximately $4,071,000 and $1,164,000 for 2009 and 2008 respectively.

7.	REINSURANCE

As is customary in the insurance industry, the insurance subsidiaries cede insurance to, and assume insurance from, other insurance companies under reinsurance agreements.  Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk.  The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it.  However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies.  The Company sets a limit on the amount of insurance retained on the life of any one person.  The Company will not retain more than $125,000, including accidental death benefits, on any one life.  At December 31, 2009, the Company had gross insurance in force of $1.874 billion of which approximately $453 million was ceded to unaffiliated reinsurers.

The Company's reinsured business is ceded to numerous reinsurers.  The Company monitors the solvency of its reinsurers in seeking to minimize the risk of loss in the event of a failure by one of the parties.  The primary reinsurers of the Company are large, well capitalized entities.

Currently, UG is utilizing reinsurance agreements with Optimum Re Insurance Company, (Optimum) and Swiss Re Life and Health America Incorporated (SWISS RE).  Optimum and SWISS RE currently hold an “A-” (Excellent) and "A" (Excellent) rating, respectively, from A.M. Best, an industry rating company.  The reinsurance agreements were effective December 1, 1993, and covered most new business of UG.  The agreements are a yearly renewable term (YRT) treaty where the Company cedes amounts above its retention limit of $100,000 with a minimum cession of $25,000.

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

UG entered into a coinsurance agreement with Park Avenue Life Insurance Company (PALIC) effective September 30, 1996.  Under the terms of the agreement, UG ceded to PALIC substantially all of its then in-force paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  PALIC and its ultimate parent, The Guardian Life Insurance Company of America (Guardian), currently hold an “A” (Excellent) and "A++" (Superior) rating, respectively, from A.M. Best.  The PALIC agreement accounts for approximately 65% of UG’s reinsurance reserve credit, as of December 31, 2009.

On September 30, 1998, UG entered into a coinsurance agreement with The Independent Order of Vikings, (IOV) an Illinois fraternal benefit society.  Under the terms of the agreement, UG agreed to assume, on a coinsurance basis, 25% of the reserves and liabilities arising from all in-force insurance contracts issued by the IOV to its members.  At December 31, 2009, the IOV insurance in-force assumed by UG was approximately $1,631,000, with reserves being held on that amount of approximately $377,000.

On June 7, 2000, UG assumed an already existing coinsurance agreement, dated January 1, 1992, between Lancaster Life Reinsurance Company (LLRC), an Arizona corporation and Investors Heritage Life Insurance Company (IHL), a corporation organized under the laws of the Commonwealth of Kentucky.  Under the terms of the agreement, LLRC agreed to assume from IHL a 90% quota share of new issues of credit life and accident and health policies that have been written on or after January 1, 1992 through various branches of the First Southern National Bank.  The maximum amount of credit life insurance that can be assumed on any one individual’s life is $15,000.  UG assumed all the rights and obligations formerly held by LLRC as the reinsurer in the agreement.  LLRC liquidated its charter immediately following the transfer.  At December 31, 2009, the IHL agreement has insurance in-force of approximately $1,073,000, with reserves being held on that amount of approximately $13,000.

At December 31, 1992, AC entered into a reinsurance agreement with Canada Life Assurance Company (“the Canada Life agreement”) that fully reinsured virtually all of its traditional life insurance policies.  The reinsurer’s obligations under the Canada Life agreement were secured by assets withheld by AC representing policy loans and deferred and uncollected premiums related to the reinsured policies.  AC continues to administer the reinsured policies, for which it receives an expense allowance from the reinsurer.  At December 31, 2009, the Canada Life agreement has insurance in-force of approximately $63,368,000, with reserves being held on that amount of approximately $36,835,000.  As of December 31, 2009, there remains $970,556 in profits to be generated under this treaty.  Should future experience under the treaty match the experience of recent years, which cannot reliably be predicted to occur, it is expected to take until the middle of 2012 to generate the remaining profits.  However, regarding the uncertainty as to when the specified level may be reached, it should be noted that the experience has been erratic from year to year and the number of policies in force that are covered by the treaty diminishes each year.

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

During 1998, AC closed a coinsurance transaction with Universal Life Insurance Company (“Universal”). Pursuant to the coinsurance agreement, AC coinsured 100% of the individual life insurance policies of Universal in force at January 1, 1998.  At December 31, 2009, the Universal agreement has insurance in-force of approximately $13,551,000, with reserves being held on that amount of approximately $4,848,000.

The Company does not have any short-duration reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2009 and 2008 were as follows:

Year ended December 31, Shown in Thousands

	2009 Premiums Earned	2008 Premiums Earned
Direct	$17,271	$18,305
Assumed	163	184
Ceded	(3,932)	(5,180)
Net Premiums	$13,502	$13,309

8.	COMMITMENTS AND CONTINGENCIES

The insurance industry has experienced a number of civil jury verdicts which have been returned against life and health insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters.  Some of the lawsuits have resulted in the award of substantial judgments against the insurer, including material amounts of punitive damages.  In some states, juries have substantial discretion in awarding punitive damages in these circumstances.  In the normal course of business the Company is involved from time to time in various legal actions and other state and federal proceedings. Management is of the opinion that the ultimate disposition of the matters will not have a material adverse effect on the Company’s results of operations or financial position.

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

UG currently has an unresolved dispute with one of its outside reinsurers.  The issue relates to reinsurance premiums. The reinsurer claims UG owes for years 2005 through 2007 in the amount of $987,000.  In early 2008, the reinsurer billed UG for these amounts, providing no information or explanation.  The related treaty was originally with another outside reinsurer and was acquired by the current reinsurer in a reinsurance block acquisition.  The treaty is a yearly renewable term (“YRT”) cession based treaty.  UG maintains it has no liability relating to the back billed premium.  UG has initiated arbitration according to the treaty to bring resolution to this matter.  Final resolution is not anticipated until sometime in mid 2010.  UG has established a contingent liability of $500,000 relating to this matter to cover costs including legal and arbitration costs.

As part of the Texas Imperial Life Insurance Company sale, The Company remains contingently liable for certain costs pending the outcome of an ongoing race-based audit on Texas Imperial Life Insurance Company by the Texas Department of Insurance.  Under the agreement, the Company is responsible for 100% of the first $50,000 of costs, $90% of the next $50,000, 75% of the third $50,000 and 50% of costs above $150,000.  Management has conservatively estimated the Company’s exposure and other costs at $50,000 based on information provided to date from the examination team and has established a contingent liability in its financial statements of this amount.

9.	RELATED PARTY TRANSACTIONS

On February 20, 2003, UG purchased $4,000,000 of a trust preferred security offering issued by FSBI.  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%.  The Company received $264,219 and $264,942 of dividends in 2009 and 2008, respectively. On March 30, 2009, UG purchased $1,000,000 of FSBI common stock.  The sale and transfer of this security are restricted by the provisions of a stock restriction and buy-sell agreement.

As part of the acquisition of ACAP on December 8, 2006, UTG loaned $3,357,000 to ACAP.  ACAP used the proceeds for the repayment of existing debt with an unaffiliated financial institution and to retire all of its outstanding preferred stock.  The terms of the inter-company loan mirror the interest rate and repayment requirements of the debt with First Tennessee Bank National Association.  No payments were made on the loan in 2009 or 2008. At December 31, 2008, the interest due of $224,084 was added to the balance. As of December 31, 2009, the balance of the loan is $3,259,084.

During June 2003, UG entered into a lease agreement with Bandyco, LLC, an affiliated entity, for a one-sixth interest in an aircraft.  Bandyco, LLC is affiliated with Ward F. Correll, who is a director of the Company.  The Company is responsible for its share of annual non-operational costs, in addition to the operational costs as are billable for specific use.  During 2006, UG entered into an additional lease agreement for a 27.5% interest in a second plane with Bandyco, LLC.  The lease term was for a period of five years at a total cost of $166,913.  In December 2009, this aircraft was sold.

On March 26, 2002, the Board of Directors of UTG adopted, and on June 11, 2002, the shareholders of UTG approved, the UTG, Inc. Employee and Director Stock Purchase Plan.  This plan was terminated effective June 17, 2009 (See Note 10.A. to the consolidated financial statements).

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiaries, UG, AC and TI.  Under these arrangements, each company pays its proportionate share of expenses of the entire group, based on an allocation formula.  During 2009, UG, AC and TI paid $3,383,565, 2,827,504, and 690,028, respectively.  During 2008, UG, AC and TI paid $3,717,696, $3,065,476 and $779,980, respectively.

Respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

UG from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services UG's mortgage loans including those covered by the participation agreements.  UG pays a .25% servicing fee on these loans and a onetime fee at loanorigination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.  UG paid $74,153 and $93,572 in servicing fees and $384,931 and $19,283 in origination fees to FSNB during 2009 and 2008, respectively.

The Company reimbursed expenses incurred by employees of FSNB relating to travel and other costs incurred on behalf of or relating to the Company.  The Company paid $22,521 and $41,819 in 2009 and 2008, respectively to FSNB in reimbursement of such costs.  In addition, the Company began reimbursing FSNB a portion of salaries and pension costs for Mr. Correll, Mr. Ditto and a third employee.  The reimbursement was approved by the UTG Board of Directors and totaled $332,766 and $261,777 in 2009 and 2008, respectively, which included salaries and other benefits.

UG paid no cash dividends in 2009.  On June 30, 2008, UG paid a cash dividend of $1,000,000 to UTG.  An additional dividend of $2,000,000 was paid to UTG on December 18, 2008.  These dividends were comprised entirely of ordinary dividends.  No regulatory approvals were required prior to the payment of these dividends.

On July 20, 2009, the Company’s indirect 73% owned subsidiary AC, a Texas life insurance company, entered into a definitive stock purchase agreement for the sale of its 100% owned life insurance subsidiary, TI.  The transaction was completed on December 30, 2009.  TI was sold to United Funeral Directors Benefit Life Insurance Company, an unaffiliated third party.  The sale price was $6,415,169 which was paid in cash.  The transaction had no impact to the consolidated income statement of the Company.  TI was an immaterial subsidiary acquired in 2006 as part of the acquisition of ACAP Corporation and subsidiaries.  The Company has a history of acquisition and consolidation.  TI is a Texas only stipulated premium insurance company. This fact made a consolidation or merger of this company with any of the other insurance companies within the group impractical.

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

On June 5, 2001, the Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of up to $1 million of UTG's common stock.  On June 16, 2004, an additional $1,000,000 was authorized for repurchasing shares.  On April 18, 2006, an additional $1,000,000 was authorized for repurchasing shares.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are generally limited to a maximum per share price of $8.00.  Through March 1, 2010, UTG has spent $2,868,099 in the acquisition of 412,154 shares under this program.

C.	EARNINGS PER SHARE CALCULATIONS

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations as presented on the income statement.

For the Year Ended December 31, 2009

	(Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
(Loss) attributable to Common Shareholders	$(4,290,247)	3,843,113	$(1.12)

Effect of Dilutive Securities
Options	0	0

Diluted EPS
Income (Loss) attributable to Common Shareholders
and Assumed Conversions	$(4,290,247)	3,843,113	$(1.12)

For the Year Ended December 31, 2008

	(Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income Attributable to Common Shareholders	$653,754	3,844,081	$0.17

Effect of Dilutive Securities
Options	0	0

Diluted EPS
Income Attributable to Common Shareholders
And Assumed Conversions	$653,754	3,844,081	$0.17

In accordance with Statement of Financial Accounting Standards No. 128, (ASC 260, “Earnings per share”) the computation of diluted earnings per share is the same as basic earnings per share for the years ending December 31, 2009 and 2008, as there were no outstanding securities, options or other offers that give the right to receive or acquire common shares of UTG.

11.	NOTES PAYABLE

At December 31, 2009 and 2008, the Company had $14,402,889 and $15,616,766, respectively, of long-term debt outstanding.

On December 8, 2006, UTG borrowed funds from First Tennessee Bank National Association through execution of an $18,000,000 promissory note.  The note is secured by the pledge of 100% of the common stock of UG.  The promissory note carries a variable rate of interest based on the 3 month LIBOR rate plus 180 basis points.  Interest is payable quarterly.  Principal is payable annually beginning at the end of the second year in five installments of $3,600,000.  The loan matures on December 7, 2012.  During 2009, no payments were made, as the Company had prepaid the 2009 principal due during 2008. The Company made principal payments of $3,049,995 during 2008.  At December 31, 2009 and 2008, the outstanding principal balance on this debt was $10,491,762 and $10,494,454, respectively.

In addition to the above promissory note, First Tennessee Bank National Association also provided UTG, Inc. with a $5,000,000 revolving credit note.  This note is for a one-year term and may be renewed by consent of both parties.  The credit note is to provide operating liquidity for UTG, Inc. and replaces a previous line of credit provided by Southwest Bank.  Interest bears the same terms as the above promissory note.  The collateral held on the above note also secures this credit note.  UTG, Inc. had no borrowings against this note at December 31, 2009 and December 31, 2008.

On June 1, 2005, UG was extended a $3,300,000 line of credit from the First National Bank of Tennessee.  The LOC is for a one-year term from the date of issue.  The interest rate on the LOC is variable and indexed to be the lowest of the U.S. prime rates as published in the Wall Street Journal, with any interest rate adjustments to be made monthly.  During 2009 and 2008, UG had borrowings and repayments from the LOC of $0.  At December 31, 2009, and 2008 the Company had no outstanding borrowings attributable to this LOC. This LOC was determined to be no longer needed and was discontinued during 2009.

In November 2007, the Company became a member of the Federal Home Loan Bank (FHLB).  This membership allows the Company access to additional credit up to a maximum of 50% of the total assets of UG.  To be a member of the FHLB, the Company was required to purchase shares of common stock of FHLB.  Borrowing capacity is based on 50 times each dollar of stock acquired in FHLB above the "base membership" amount.  The Company's current LOC with the FHLB is $15,000,000.  During 2009, the Company had borrowings of $2,000,000 and repayments of $2,000,000.  During 2008, the Company had borrowings of $4,000,000 and repayments of $4,000,000.  At December 31, 2009 and December 31, 2008, the Company had no outstanding borrowings attributable to this LOC.

In January 2007, UG became a 51% owner of the newly formed RLF Lexington Properties LLC ("Lexington"). The entity was formed to hold, for investment purposes, certain investment real estate acquired. As part of the purchase price of the real estate owned by Lexington, the seller provided financing through the issuance of five promissory notes of $1,200,000 each totaling $6,000,000. The notes bear interest at the fixed rate of 5%. The notes came due beginning on January 5, 2008, and each January 5 thereafter until 2012 when the final note is repaid.  At December 31, 2009 and December 31, 2008 the outstanding balance was $3,600,000 and $4,800,000, respectively.

On February 7, 2007, HPG Acquisitions ("HPG"), a 74% owned affiliate of the Company, borrowed funds from First National Bank of Midland, through execution of a $373,862 promissory note. The note is secured by real estate owned by the HPG. The note bears interest at a fixed rate of 5%. The first payment was due January 15, 2008. There will be 119 regular payments of $3,965 followed by one irregular last payment estimated at $44,125. HPG made repayments of $11,185 during 2009 and $47,585 during 2008.  The outstanding principal balance on this debt was $311,127 and $322,312 at December 31, 2009 and December 31, 2008, respectively.

The consolidated scheduled principal reductions on the notes payable for the next five years are as follows:
Year	Amount
2010	$4,824,978
2011	4,827,008
2012	4,520,969
2013	31,586
2014	34,154

12.	OTHER CASH FLOW DISCLOSURES

On a cash basis, the Company paid $470,261 and $937,437 in interest expense for the years 2009 and 2008, respectively.  The Company paid $301,324 and $2,094,950 in federal income tax for 2009 and 2008, respectively.

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

Because UTG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of December 31, 2009, approximately 58% of the Company’s total direct premium was collected from Illinois, Ohio, Texas and West Virginia.  Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits.  Retention limits range up to $125,000 per life.  Life insurance ceded represented 23.7% of total life insurance in force at December 31, 2009.  Insurance ceded represented 22.9% of premium income for 2009.  The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

The Company also assumes insurance risks of other companies.  Reinsurance assumed represented 1.1% of life insurance in force at December 31, 2009 and reinsurance assumed represented 1.2% of premium income for 2009.

14.	RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) No. 2010-10 Consolidation (Topic 810), Amendments for Certain Investment Funds. The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. The deferral also does not apply to interests in securitization entities, asset-backed financing entities, or entities formerly considered qualifying special purpose entities. In addition, the deferral applies to a reporting entity’s interest in an entity that is required to comply or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20. The amendments in this Update also clarify that for entities that do not qualify for the deferral, related parties should be considered when evaluating each of the criteria in paragraph 810-10-55-37, as amended by Statement 167, for determining whether a decision maker or service provider fee represents a variable interest. In addition, the requirements for evaluating whether a decision maker’s or service provider’s fee is a variable interest are modified to clarify the Board’s intention that a quantitative calculation should not be the sole basis for this evaluation. The amendments in this update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period.  Management has determined that this Statement will not result in a change to current practice.

In February 2010, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements, which amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-09 is effective upon issuance. The adoption of ASU 2010-09 did not have a material impact on the Company's consolidated financial statements.

In January 2010, FASB issued ASU 2010-06, Improving Disclosures about Fair Measurements, which provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-06 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-06 is effective for financial statements issued for interim and annual periods ending after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification, which addresses the accounting for noncontrolling interests and changes in ownership interests of a subsidiary. ASU 2010-02 is effective for the interim or annual reporting periods ending on or after December 15, 2009, and must be applied retrospectively to interim or annual reporting periods beginning on or after December 15, 2008. The adoption of ASU 2010-02 did not have an impact on the Company's consolidated financial statements.

In December 2009, FASB issued ASU 2009-17,Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities , which replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on its consolidated financial statements.

In December 2009, FASB issued ASU 2009-16, Transfers and Servicing, which improves financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASU 2009-16 to have a material impact on its consolidated financial statements.

In August 2009, FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. ASU 2009-05 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available; a reporting entity is required to measure fair value. ASU 2009-05 is effective for the first reporting (including interim periods) beginning after issuance. The adoption of ASU 2009-05 did not have a material impact on the Company's consolidated financial statements.

In June 2009, FASB issued Accounting Standards Codification ("ASC") 105, Generally Accepted Accounting Principles, which establishes the Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. All guidance contained in the Codification carries an equal level of authority. Following this statement, FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve only to: (1) update the Codification; (2) provide background information about the guidance; and (3) provide the bases for conclusions on the change(s) in the Codification. ASC 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. The adoption of ASC 105 did not have an impact on the Company's consolidated financial statements.

In June 2009, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 111, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.  SAB No. 111 clarifies the SEC's position related to other-than-temporary impairments of debt and equity securities and was issued in order to make the relevant interpretive SEC guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB No. 111 did not have an impact on the Company's consolidated financial statements.

In April 2009, FASB issued amendments to ASC 320-10, Investments—Debt and Equity Securities, which provides greater clarity about the credit and noncredit component of an other-than-temporary impairment event and more effectively communicates when an other-than-temporary impairment event has occurred. ASC 320-10 amends the other-than-temporary impairment model for debt securities. The impairment model for equity securities was not affected. Under ASC 320-10, another-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. This standard was effective for interim periods ending after June 15, 2009. The adoption of the amendments to ASC 320-10 did not have a material impact on the Company's consolidated financial statements.

In April 2009, FASB issued amendments to ASC 820-10, Fair Value Measurements and Disclosures, which provides amendments to guidelines for making fair value measurements more consistent and provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. The amendments are applied to all assets and liabilities (i.e., financial and non-financial) and requires enhanced disclosures. The amendments are effective for periods ending after June 15, 2009. The adoption of the ASC 820-10 amendments did not have an impact on the Company's consolidated financial statements.

In April 2009, FASB issued amendments to ASC 825-10, Financial Instruments, which require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The amendments are effective for interim periods ending after June 15, 2009. The adoption of these amendments did not have an impact on the Company's consolidated financial statements.

In June 2008, FASB issued amendments to ASC 260-10,Earnings Per Share, which requires unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. These amendments were effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years and require retrospective application. The adoption of these amendments did not have an impact on the Company's consolidated financial statements.

In September 2006, FASB issued ASC 820-10, Fair Value Measurements and disclosures. In February 2008, the FASB provided a one year deferral for implementation of the standard for non-recurring, non-financial assets and liabilities. The adoption of this partially deferred portion of ASC 820-10 did not have an impact on the Company's consolidated financial statements.

The FASB also issued Statement No. 163, (See FASB Codification 944- Subtopics: 20, 40, 310, and 605) Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60 Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  The adoption did not have a material impact on its consolidated financial condition or results of operations.

15.	COMPREHENSIVE INCOME

2009	Before-Tax Amount	(Expense) Or Benefit	Net of Tax Amount

Unrealized holding losses during period	$(2,425,809)	$849,033	$(1,576,776)
Less: reclassification adjustment for losses realized in net income	968,505	(338,977)	629,528
Net realized losses	(1,457,305)	510,057	(947,248)
Other comprehensive income (loss)	$(1,457,305)	$510,057	$(947,248)

2008	Before-Tax Amount	(Expense) Or Benefit	Net of Tax Amount
Unrealized holding losses during period	$(7,831,663)	$2,741,082	$(5,090,581)
Less: reclassification adjustment for losses realized in net income	3,156,197	(1,104,669)	2,051,528
Net realized losses	(4,675,466)	1,636,413	(3,039,053)
Other comprehensive income (loss)	$(4,675,466)	$1,636,413	$(3,039,053)

In 2009 and 2008, the Company established a deferred tax liability of $78,862 and $927,904 respectively, for the unrealized gains based on the applicable United States statutory rate of 35%.

16.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

2009

	1st	2nd	3rd	4th
Premiums & Policy Fees, Net	$4,198,571	$3,126,692	$3,276,486	$2,900,444
Net Investment Income	3,443,283	3,391,781	3,221,707	4,184,022
Total Revenues	8,032,866	3,412,117	6,467,860	10,845,937
Policy Benefits, Including Dividends	6,888,524	4,689,295	5,345,056	5,571,102
Commissions & Amortization of DAC & COI	1,229,109	1,152,638	634,330	1,217,775
Operating Expenses	1,809,819	1,852,517	1,648,655	1,731,594
Operating Income (Loss)	(2,033,422)	(4,400,592)	(1,263,802)	2,201,733
Net Income Attributable to Common Shareholders Income (Loss)	(1,269,509)	(3,917,008)	(738,243)	1,634,513
Basic Earnings (Loss) Per Share Attributable to Common Shareholders	(0.33)	(1.02)	(0.19)	0.42
Diluted Earnings (Loss) Per Share Attributable Common Shareholders	(0.33)	(1.02)	(0.19)	0.42

2008

	1st	2nd	3rd	4th
Premiums & Policy Fees, Net	$3,927,179	$5,153,149	$3,553,730	$674,681
Net Investment Income	4,605,634	4,070,042	4,110,401	4,730,358
Total Revenues	9,057,395	9,786,288	7,532,833	8,862,764
Policy Benefits, Including Dividends	6,250,647	7,894,337	5,640,907	3,701,760
Commissions & Amortization of DAC & COI	544,548	649,934	550,660	647,039
Operating Expenses	2,034,227	1,840,864	1,701,944	1,654,868
Operating Income (Loss)	(60,580)	(814,147)	(556,108)	2,651,968
Net Income (Loss) Attributable to Common Shareholders	(140,552)	(415,176)	(950,580)	2,160,062
Basic Earnings (Loss) Per Share Attributable Common Shareholders	(0.04)	(0.11)	(0.25)	0.57
Diluted Earnings (Loss) Per Share Attributable Common Shareholders	(0.04)	(0.11)	(0.25)	0.57

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the principal executive officer and principal financial officer, allowing timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report except for the following. Weaknesses related to the controls over financial reporting were identified by Management, particularly relating to recently released accounting pronouncements.  Management recognizes the weaknesses and is currently implementing new controls to strengthen these controls over financial reporting.  Management is making every effor to resolve these control weaknesses as soon as practical.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors

In accordance with the laws of Delaware and the Certificate of Incorporation and Bylaws of UTG, as amended, UTG is managed by its executive officers under the direction of the Board of Directors.  The Board elects executive officers, evaluates their performance, works with management in establishing business objectives and considers other fundamental corporate matters, such as the issuance of stock or other securities, the purchase or sale of a business and other significant corporate business transactions.  In the fiscal year ended December 31, 2009, the Board met 4 times.  All directors attended at least 75% of all meetings of the board except Mr. John Albin.

The Board of Directors has an Audit Committee consisting of Messrs. Perry, Albin, and Brinck. The Audit Committee performs such duties as outlined in the Company’s Audit Committee Charter.  The Audit Committee reviews and acts or reports to the Board with respect to various auditing and accounting matters, the scope of the audit procedures and the results thereof, internal accounting and control systems of UTG, the nature of services performed for UTG and the fees to be paid to the independent auditors, the performance of UTG's independent and internal auditors and the accounting practices of UTG.  The Audit Committee also recommends to the full Board of Directors the auditors to be appointed by the Board.  The Audit Committee met three times in 2009.

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

Under UTG’s By-Laws, the Board of Directors should be comprised of at least six and no more than eleven directors.  At December 31, 2009, the Board consisted of eleven directors.  Shareholders elect Directors to serve for a period of one year at UTG’s Annual Shareholders’ meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors and officers of UTG file periodic reports regarding ownership of Company securities with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 as amended, and the rules promulgated there under.  UTG is not aware of any individuals who filed late with the Securities and Exchange Commission during 2009.  SEC filings may be viewed from the Company’s Web site www.utgins.com.

The Board of Directors has provided a process for shareholders to send communications directly to the Board.  These communications can be sent to James Rousey, President and Director of UTG at the corporate headquarters at 5250 South Sixth Street, Springfield, IL  62703.

Audit Committee Report to Shareholders

In connection with the December 31, 2009 financial statements, the audit committee: (1) reviewed and discussed the audited financial statements with management; (2) discussed with the auditors the matters required by Statement on Auditing Standards No. 114; and (3) received and discussed with the auditors the matters required by Independence Standards Board Statement No.1.  Based upon these reviews and discussions, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K filed with the SEC.

William W. Perry -	Committee Chairman
John S. Albin
Joseph A. Brinck, II

The following information with respect to business experience of the Board of Directors has been furnished by the respective directors or obtained from the records of UTG.

Directors

Name, Age	Position with the Company, Business Experience and Other Directorships
John S. Albin, 81
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

Randall L. Attkisson, 64

Director of UTG since 1999; Director of ACAP Corporation and American Capitol Insurance Company since 2006; Director of Texas Imperial Life Insurance Company from 2006 to 2009; Director of First Southern Bancorp, Inc, a bank holding company, since 1986; Board Chairman of Young Life Raceway Region (Kentucky/Indiana) since 2008; Board Chairman of Latin American Micro Finance Initiative (LAMFI) since 2008; Partner of Bluegrass Capital Advisors since 2008; Advisory Director of Kentucky Christian Foundation since 2002; Director of The River Foundation, Inc. since 1990; President of Randall L. Attkisson & Associates from 1982 to 1986; Commissioner of Kentucky Department of Banking & Securities from 1980 to 1982; Self-employed Banking Consultant in Miami, FL from 1978 to 1980.

Joseph A. Brinck, II, 54

Director of UTG since 2003; CEO of Stelter & Brinck, LTD, a full service combustion engineering and manufacturing company from 1979 to present; President of Superior Thermal, LTD from 1990 to present; President of Sanctity of Life Foundation since 2001.  Currently holds Professional Engineering Licenses in Ohio, Kentucky, Indiana and Illinois.

Jesse T. Correll, 53

Chairman and CEO of UTG and Universal Guaranty Life Insurance Company since 2000; Director of UTG since 1999; Chairman and CEO of ACAP Corporation and American Capitol Insurance Company since 2006; Chairman and CEO of Texas Imperial Life Insurance Company from 2006 to 2009; Chairman, President, Director of First Southern Bancorp, Inc. since 1983; President, Director of First Southern Funding, LLC since 1992; President, Director of The River Foundation since 1990; Board member of Crown Financial Ministries since 2004; Friends of the Good Samaritans since 2005; Generous Giving since 2006 and the National Christian Foundation since 2006.  Mr. Correll and his wife Angela have 3 children and 3 grandchildren.  Jesse Correll is the son of Ward and Regina Correll.

Ward F. Correll, 81

Director of UTG since 2000; Director of ACAP Corporation and American Capitol Insurance Company since 2006; Director of Texas Imperial Life Insurance Company from 2006 to 2009; President, Director of Tradeway, Inc. of Somerset, KY since 1973; President, Director of Cumberland Lake Shell, Inc. of Somerset, KY since 1971; President, Director of Tradewind Shopping Center, Inc. of Somerset, KY since 1966; Director of First Southern Bancorp since 1987; Director of First Southern Funding, LLC since 1991; Director of The River Foundation since 1990; and Director First Southern Insurance Agency since 1987.  Ward Correll is the father of Jesse Correll.

Thomas F. Darden, 55

Mr. Darden is the Chief Executive Officer of Cherokee Investment Partners, a private equity fund that invests in brownfields.  Cherokee made its first brownfield investment in 1990 and has since raised five funds:  $50 million in 1996, $250 million in 1999, $620 million in 2003 and $1.4 billion in 2006.  Cherokee has invested $750 million in 54 transactions, purchasing more than 500 sites in 35 states, 5 Canadian provinces and 4 European countries.  Cherokee’s annual spending on remediating pollution on its sites exceeds $50 million.  Beginning in 1984, Mr. Darden served for 16 years as the Chairman of Cherokee Sanford Group, a brick manufacturing and soil remediation company.  From 1981 to 1983, he was a consultant with Bain & Company in Boston.  From 1977 to 1978, he worked as an environmental planner for the Korea Institute of Science and Technology in Seoul, where he was a Henry Luce Foundation Scholar.  Mr. Darden is on the Boards of Shaw University, the Nicholas School of the Environment at Duke University and the Institute for The Environment at the University of North Carolina.  He was Chairman of the Research Triangle Transit Authority and served two terms on the N.C. Board of Transportation.  Mr. Darden serves on the Board of Governors of the Research Triangle Institute.  Mr. Darden earned a Masters in Regional Planning from the University of North Carolina, a Juris Doctor from Yale Law School and a Bachelor of Arts from the University of North Carolina, where he was a Morehead Scholar.  His 1976 undergraduate thesis analyzed the environmental impact of third world development and his 1981 Yale thesis addressed interstate acid rain air pollution.  He and his wife, Jody, have three children.

Howard L. Dayton, Jr., 66

In 1985, Mr. Dayton founded Crown Ministries in Longwood, Florida.  Crown Ministries merged with Christian Financial Concepts in September 2000 to form Crown Financial Ministries, the world’s largest financial ministry.  He served as Chief Executive Officer from 1985 to 2007.  He recently founded Compass - Finances God’s Way.  Mr. Dayton is a graduate of Cornell University.  He developed The Caboose, a successful railroad-themed restaurant in Orlando, FL in 1969. In 1972 he began his commercial real estate development career, specializing in office development in the Central Florida area.  He also is the author of five books, Your Money: Frustration or Freedom, Your Money Counts, Free and Clear, Your Money Map, Money and Marriage God’s Way.  He also has authored five popular small group studies including Crown’s Small Group Studies and produced several video series.  Mr. Dayton became a director of UTG, Inc. in December 2005.

Daryl J. Heald, 45

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

Peter L. Ochs, 58

Mr. Ochs is founder of Capital III, a private investment banking firm located in Wichita, Kansas.  The firm has acted as an intermediary in over 120 transactions since its founding in 1982.  In addition the firm provides valuation services to private companies for such purposes as ESOP’s, estate planning, M & A, buy/sells, and internal planning strategies.  The firm also provides both tactical and strategic planning for privately held companies.  In recent years the firm has focused primarily on providing services to companies in which Mr. Ochs holds an equity interest.  Since 1987, Mr. Ochs has been an active investor and officer of several privately held companies.  In most cases his ownership position has represented a controlling interest in the enterprise.  Companies in which he has held or still holds an investment include a community bank, a medical equipment company, a manufacturer of electrical assemblies, a sports training equipment company, a manufacturer of corporate identification products, a cable TV programming company, and a retail lifestyle clothing store.  Mr. Ochs is also one of the founding members of Trinity Academy; a Christ centered college preparatory high school in Wichita.  Prior to founding Capital III, Mr. Ochs spent 8 years in the commercial banking business.  He graduated from the University of Kansas in 1974 with a degree in business & finance.  Mr. Ochs became a director of UTG, Inc. in July 2006.

William W. Perry, 53

Director of UTG since 2001; Director of American Capitol Insurance Company since 2006, Director of Texas Imperial Life Insurance Company from 2006 to 2009; Owner of SES Investments, Ltd., an oil and gas investments company since 1991; President of EGL Resources, Inc., an oil and gas operations company based in Texas and New Mexico since 1992; Vice Chairman of American Shale Oil Company (AMSO); President of a real estate investment company; Director of Young Life Foundation and involved with Young Life in various capacities; Director of Abel-Hangar Foundation, Director of River Foundation; Director of Millagros Foundation; Director of University of Oklahoma Associates; Mayor of Midland, Texas since January 2008; Midland, Texas City Council member from 2002-2008.

James P. Rousey, 51

President since September 2006, Director of UTG and Universal Guaranty Life Insurance Company since September 2001; President and Director of ACAP Corporation and American Capitol Insurance Company since 2006; President and Director of Texas Imperial Life Insurance Company from 2006 to 2009; Regional CEO and Director of First Southern National Bank from 1988 to 2001. Board Member with the Illinois Fellowship of Christian Athletes from 2001-2005; Board Member with Contact Ministries since 2007; Board Member with Amigos En Cristo, Inc from 2007-2009.

Executive Officers of UTG

More detailed information on the following executive officers of UTG appears under "Directors":

Jesse T. Correll	Chairman of the Board and Chief Executive Officer
James P. Rousey	President

Other executive officers of UTG are set forth below:

Name, Age	Position with UTG and Business Experience
Theodore C. Miller, 47

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

Douglas P. Ditto, 54

Chief Investment Officer and Vice President since June 2009; Assistant Vice President from June 2003 to June 2009; Chief Executive Officer, and Executive Vice President of First Southern Bancorp since March 1985.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Table

The following table sets forth certain information regarding compensation paid to or earned by UTG's Chief Executive Officer and President, and each of the executive officers of UTG whose salary plus bonus exceeded $100,000 during UTG's last fiscal year:

Summary Compensation Table
Name and Principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Nonqualified Deferred Comp Earnings	All Other Comp (1)	Total
Jesse T. Correll Chief Executive Officer	2009	140,550	0	0	0	0	0	4,323 (1)	144,873
	2008	150,000	0	0	0	0	0	9,000 (1)	159,000
	2007	111,057	25,000	0	0	0	0	4,398 (1)	140,455
Randall L. Attkisson (6) Chief Operating Officer to 7/1/08	2009	0	0	0	0	0	0	0	0
	2008	80,769	0	0	0	0	0	4,846 (1)	85,615
	2007	110,481	25,000	0	0	0	0	6,491 (1)	141,972
James P. Rousey President	2009	140,000	0	0	0	0	0	983 (2)	140,983
	2008	145,000	25,000	0	0	0	0	6,806 (2)	176,806
	2007	145,000	25,000	0	0	0	0	6,922 (2)	176,922
Theodore C. Miller Secretary/Senior Vice President	2009	110,000	0	0	0	0	0	1,490 (3)	111,490
	2008	110,000	20,000	0	0	0	0	3,030 (3)	133,030
	2007	110,000	20,050	0	0	0	0	3,071 (3)	133,121
Douglas P. Ditto Chief Investment Officer appointed 7/17/2009	2009	100,000	0	0	0	0	0	3,077 (1)	103,077
Douglas A. Dockter (5) Vice President	2009	100,000	0	0	0	0	0	1,420 (4)	101,420
	2008	100,000	0	0	0	0	0	2,820 (4)	102,820
	2007	100,000	4,000	0	0	0	0	2,820 (4)	106,820

(1)	All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan.
(2)

All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan of $263, $2,066 and $2,302, group life insurance premiums of $720, $720 and $720, and country club membership fees of $0, $4,020 and $3,900 during 2009, 2008 and 2007, respectively.

(3)

All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan of $770, $2,310 and $2,351 and group life insurance premiums of $720, $720 and $720 during 2009, 2008 and 2007, respectively.

(4)

All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan of $700, $2,653 and $2,100 and group life insurance premiums of $720, $720 and $720 during 2009, 2008 and 2007 respectively.

(5)	Mr. Douglas A. Dockter is not considered an executive officer of UTG, but is included in this table pursuant to compensation disclosure requirements.
(6)	Mr. Randall L. Attkisson retired from the Company effective July 1, 2008. Mr. Attkisson remains a member of the Board of Directors.

Option/SAR Grants/Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

At December 31, 2009 there were no shares of the common stock of UTG subject to unexercised options held by the named executive officers.  There were no options or stock appreciation rights granted to the named executive officers for the past three fiscal years.

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

Director Compensation
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jesse Thomas Correll Chief Executive Officer	0	0	0	0	0	0	0
Randall Lanier Attkisson Director	3,600	0	0	0	0	0	3,600
James Patrick Rousey President	0	0	0	0	0	0	0
John Sanford Albin Director	3,000	0	0	0	0	0	3,000
Joseph Anthony Brinck, II Director	3,300	0	0	0	0	0	3,300
Ward Forrest Correll Director	3,300	0	0	0	0	0	3,300
William Wesley Perry Director (1)	3,300	0	0	0	0	0	3,300
Thomas Francis Darden, II Director (1)	3,300	0	0	0	0	0	3,300
Peter Loyd Ochs Director	3,600	0	0	0	0	0	3,600
Howard Lape Dayton Director	3,600	0	0	0	0	0	3,600
Daryl Jack Heald Director	3,300	0	0	0	0	0	3,300

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

The Company’s philosophy regarding compensation of executive officers is generally one of executive officers qualify for the same benefits and opportunities as provided to all of the employees of the Company.  Special or unique perquisites to executive officers not provided to all employees amount to less than $10,000 to any one individual.  The Company maintains a membership to a local country club that can only be utilized by the President.  During 2008, the Company paid $4,020 to maintain this membership.  During 2009, this membership was suspended for a period of one year at the President’s request in an effort to further reduce expenses during the economic turmoil.

The Company’s philosophy is periodically reviewed by the Board of Directors.  From time to time, as necessary, the Board of Directors may modify the compensation philosophy, principles or goals.  The compensation program is applied to our named executive officers in a fashion similar to its application to the Chief Executive Officer.  Any differences are due to difference in job scope and market compensation for various positions.

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

Incentive Awards.  The Board of Directors from time to time may approve incentive awards for the executive officers.  These incentive awards are generally in the form of a onetime cash bonus payment.  Incentive awards are determined based on the overall operations of the Company as well as individual performance considerations.  The Company does not utilize a specific set formula in the determination of incentive awards.

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

Tax and Accounting Implications of Compensation.  As one of the factors considered in performing its duties, the Board of Directors evaluates the anticipated tax treatment to the Company and its subsidiaries, as well as to the executives, of various payments and benefits.  The deductibility of some types of compensation depends upon the timing of an executive’s vesting or exercise of previously-granted rights.  Deductibility may also be affected by interpretations of and changes in tax laws.

Chief Executive Officer

On March 27, 2000, Jesse T. Correll assumed the position of Chairman of the Board and Chief Executive Officer of UTG and each of its affiliates.  Under Mr. Correll’s leadership, he declined to receive a salary, bonus or other forms of compensation for his duties with UTG and its affiliates in the year 2000.  In March 2001, the Board of Directors approved an annual salary for Mr. Correll of $75,000, payment of which began on April 1, 2001. As a reflection of Mr. Correll’s leadership, the compensation of current and future executive officers of the Company will be determined by the Board of Directors using a “performance based” philosophy. The Board of Directors will consider UTG’s financial results and future compensation decisions will be proportionately based on the profitability of the Company.  At the June 2007 meeting, members of the Board approved a salary increase for Mr. Correll to $150,000 annually.  The increase became effective July 1, 2007.  Additionally a $25,000 bonus was approved based on 2006 results.  No bonus was paid during each of the last three years based on results of the previous year.  Effective January 1, 2009, Mr. Correll voluntarily reduced his annual salary by $10,000.

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
Thomas F. Darden

Compensation Committee Interlocks and Insider Participation

UTG does not have a compensation committee and decisions regarding executive officer compensation are made by the full Board of Directors of UTG.  The following persons served as directors of UTG during 2009 and were officers or employees of UTG or its affiliates during 2009: Jesse T. Correll and James P. Rousey.  Accordingly, these individuals have participated in decisions related to compensation of executive officers of UTG and its subsidiaries.

During 2009, Jesse T. Correll and James P. Rousey, executive officers of UTG, UG, ACAP, AC and TI, were also members of the Board of Directors of UG, ACAP, AC, and TI.

Jesse T. Correll is a director and executive officer of FSBI and participates in compensation decisions of FSBI.  FSBI owns or controls directly and indirectly approximately 38.8% of the outstanding common stock of UTG.

Performance Graph

The following graph compares the cumulative total shareholder return on UTG’s Common Stock during the five fiscal years ended December 31, 2009 with the cumulative total return on the NASDAQ Composite Index Performance and the NASDAQ Insurance Index (1).  The graph assumes that $100 was invested on December 31, 2004 in each of the Company’s common stock, the NASDAQ Composite Index, and the NASDAQ Insurance Stock Index, and that any dividends were reinvested.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Holders of Securities

The following tabulation sets forth the name and address of the entity known to be the beneficial owners of more than 5% of UTG’s common stock and shows:  (i) the total number of shares of common stock beneficially owned by such person as of March 1, 2010 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of common stock so owned as of the same date.

Title		Amount	Percent
of	Name and Address	and Nature of	Of
Class	of Beneficial Owner (2)	Beneficial Ownership	Class (1)

Common	Jesse T. Correll	191,058	(3)	4.9%
Stock, no	First Southern Bancorp, Inc.	1,506,785	(3)(4)	38.8%
par value	First Southern Funding, LLC	341,997	(3)(4)	8.8%
	First Southern Holdings, LLC	1,277,716	(3)(4)	32.9%
	Ward F. Correll	268,906	(5)	6.9%
	WCorrell, Limited Partnership	72,750	(3)	1.9%
	Cumberland Lake Shell, Inc.	257,501	(5)	6.6%
	Total (6)	2,308,746		59.5%

(1)	The percentage of outstanding shares is based on 3,883,129 shares of common stock outstanding as of March 1, 2010.
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

In addition, by virtue of his ownership of voting securities of FSF and FSBI, and in turn, their ownership of 100% of the outstanding membership interests of FSH, Jesse Correll may be deemed to beneficially own the total number of shares of common stock owned by FSH (as well as the shares owned by FSBI directly), and may be deemed to share with FSH (as well as FSBI) the right to vote and to dispose of such shares.  Mr. Correll owns approximately 82% of the outstanding membership interests of FSF; he owns directly approximately 49%, companies he controls own approximately 12%, and he has the power to vote but does not own an additional 3% of the outstanding voting stock of FSBI.  FSBI and FSF in turn own 99% and 1%, respectively, of the outstanding membership interests of FSH.

(4)

The share ownership of FSBI consists of 229,069 shares of common stock held by FSBI directly (which FSBI acquired by virtue of its merger with Dyscim, LLC) and 1,277,716 shares of common stock held by FSH of which FSBI is a 99% member and FSF is a 1% member, as further described below.  As a result, FSBI may be deemed to share the voting and dispositive power over the shares held by FSH.

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

Security Ownership of Management of UTG

The following tabulation shows with respect to each of the directors of UTG, with respect to UTG’s chief executive officer and President, and each of UTG’s executive officers whose salary plus bonus exceeded $100,000 for fiscal 2009, and with respect to all executive officers and directors of UTG as a group:  (i) the total number of shares of all classes of stock of UTG or any of its parents or subsidiaries, beneficially owned as of March 1, 2010 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of stock so owned, and granted stock options available as of the same date.

Title	Directors, Named Executive	Amount	Percent
of	Officers, & All Directors &	and Nature of	Of
Class	Executive Officers as a Group	Ownership	Class (1)

UTG’s	John S. Albin	10,503	(4)	*
Common	Randall L. Attkisson	5,615	(2)	*
Stock, no	Joseph A. Brinck, II	12,225		*
par value	Jesse T. Correll	2,039,840	(3)	52.5%
	Ward F. Correll	268,906	(5)	6.9%
	Thomas F. Darden	60,465		*
	Howard L. Dayton, Jr.	4,075		*
	Douglas P. Ditto	0		*
	Daryl J. Heald	21,739	(6)
	Theodore C. Miller	17,115		*
	Peter L. Ochs	2,000	(6)	*
	William W. Perry	96,723		2.5%
	James P. Rousey	0		*
	All directors and executive officers as a group (thirteen in number)	2,539,206		65.4%

* Less than 1%

(1)	The percentage of outstanding shares for UTG is based on 3,883,129 shares of common stock outstanding as of March 1, 2010.
(2)

Randall L. Attkisson holds minority ownership positions in certain of the companies listed as owning UTG common stock including First Southern Bancorp, Inc.  Ownership of these shares is reflected in the ownership of Jesse T. Correll.

(3)

The share ownership of Mr. Jesse Correll includes 118,308 shares of UTG, Inc common stock owned by him individually, 229,069 shares of UTG, Inc common stock held by First Southern Bancorp, Inc. and 341,997 shares of UTG, Inc common stock owned by First Southern Funding, LLC.  The share ownership of Mr. Correll also includes 72,750 shares of UTG, Inc common stock held by WCorrell, Limited Partnership, a limited partnership in which Mr. Correll serves as managing general partner and, as such, has sole voting and dispositive power over the shares held by it.   In addition, by virtue of his ownership of voting securities of First Southern Funding, LLC and First Southern Bancorp, Inc., and in turn, their ownership of 100% of the outstanding membership interests of First Southern Holdings, LLC (the holder of 1,277,716 shares of UTG, Inc common stock), Mr. Correll may be deemed to beneficially own the total number of shares of UTG, Inc common stock owned by First Southern Holdings, and may be deemed to share with First Southern Holdings the right to vote and to dispose of such shares. Mr. Correll owns approximately 82% of the outstanding membership interests of First Southern Funding; he owns directly approximately 49%, companies he controls own approximately 12%, and he has the power to vote but does not own an additional 3% of the outstanding voting stock of First Southern Bancorp.  First Southern Bancorp and First Southern Funding in turn own 99% and 1%, respectively, of the outstanding membership interests of First Southern Holdings.

(4)	Includes 392 shares owned directly by Mr. Albin’s spouse.
(5)

The share ownership of Mr. Ward Correll includes 11,405 shares of UTG, Inc. common stock owned by him individually.  Cumberland Lake Shell, Inc. owns 257,501 shares of UTG Common Stock, all of the outstanding voting shares of which are owned by Ward F. Correll.  Ward F. Correll is the father of Jesse T. Correll.  There are 72,750 shares of UTG Common Stock owned by WCorrell Limited Partnership in which Jesse T. Correll serves as managing general partner and, as such, has sole voting and dispositive power over the shares of Common Stock held by it. The aforementioned 72,750 shares are deemed to be beneficially owned by and listed under Jesse T. Correll in this section.

(6)	Shares held in a trust for benefit of named individual

* Less than 1%.

Except as indicated above, the foregoing persons hold sole voting and investment power.

Employee and Director Stock Purchase Program:

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

The original issue price of shares at the time this program began was established at $12.00 per share.  At the June 2009 Board of Directors meeting, this program was terminated.  At the time of termination, the Company had 104,666 shares of common stock outstanding under the program with a value of $16.30 per share pursuant to the above formula.  During the third quarter 2009, the outstanding shares under the program were eliminated through either a cash payment or the issuance of additional shares of common stock at the option of the participant.  In exchange, the stock agreement was terminated and all rights under the agreement ended.  The Company repurchased 384 shares at a total cost of $6,259 and issued 65,699 additional shares of common stock of the Company to complete this exchange.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On February 20, 2003, UG purchased $4,000,000 of a trust preferred security offering issued by FSBI.  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%.  The Company received $264,219 and $264,942 of dividends in 2009 and 2008, respectively. On March 20, 2009, UG purchased $1,000,000 of FSBI common stock.  The sale and transfer of this security are restricted by the provisions of a stock restriction and buy-sell agreement.

As part of the acquisition of ACAP on December 8, 2006, UTG loaned $3,357,000 to ACAP.  ACAP used the proceeds for the repayment of existing debt with an unaffiliated financial institution and to retire all of its outstanding preferred stock.  The terms of the inter-company loan mirror the interest rate and repayment requirements of the debt with First Tennessee Bank National Association.  No payments were made on the loan in 2008. At December 31, 2008, the interest due of $224,084 was added to the balance. As of December 31, 2009, the balance of the loan is $3,259,084.

During June 2003, UG entered into a lease agreement with Bandyco, LLC, an affiliated entity, for a one-sixth interest in an aircraft.  Bandyco, LLC is affiliated with Ward F. Correll, who is a director of the Company.  The Company is responsible for its share of annual non-operational costs, in addition to the operational costs as are billable for specific use.  During 2006, UG entered into an additional lease agreement for a 27.5% interest in a second plane with Bandyco, LLC.  The lease term was for a period of five years at a total cost of $166,913.  In December 2009, this aircraft was sold.

On March 26, 2002, the Board of Directors of UTG adopted, and on June 11, 2002, the shareholders of UTG approved, the UTG, Inc. Employee and Director Stock Purchase Plan.  This plan was terminated effective June 17, 2009 (See Note 10.A. to the consolidated financial statements).

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiaries, UG, AC and TI.  Under these arrangements, each company pays its proportionate share of expenses of the entire group, based on an allocation formula.  During 2009, UG, AC and TI paid $3,383,565, 2,827,504, and 690,028, respectively.  During 2008, UG, AC and TI paid $3,717,696, $3,065,476 and $779,980, respectively.

Respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

UG from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services UG's mortgage loans including those covered by the participation agreements.  UG pays a .25% servicing fee on these loans and a onetime fee at loanorigination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.  UG paid $74,153 and $93,572 in servicing fees and $384,931 and $19,283 in origination fees to FSNB during 2009 and 2008, respectively.  During the fourth quarter of 2009, the Company began purchasing discounted commercial mortgage loans.  As of December 31, 2009, the Company had acquired $118,368,661 of mortgage loans at a total cost of $35,224,022, representing an average purchase price to outstanding loan of 29.8%.  Management has extensive background and experience in the analysis and valuation of commercial real estate and believes there are significant opportunities currently available in this arena.  Experienced personnel of FSNB have also been utilized in the analysis phase.  The discounted loans are available through the FDIC sale of assets of closed banks and from banks wanting to reduce their loan portfolios.  The loans are available on a loan by loan bid process.  Prior to placing a bid, each loan is reviewed to determine interest level utilizing such information as type of collateral, location of collateral, interest rate, current loan status and available cashflows or other sources of repayment.  Once it is determined interest in the loan remains, the collateral is physically inspected.  Following physical inspection, if interest still remains, a bid price is determined and a bid is submitted.

The Company reimbursed expenses incurred by employees of FSNB relating to travel and other costs incurred on behalf of or relating to the Company.  The Company paid $22,521 and $41,819 in 2009 and 2008, respectively to FSNB in reimbursement of such costs.  In addition, the Company began reimburses FSNB a portion of salaries and pension costs for Mr. Correll, Mr. Ditto and a third employee.  The reimbursement was approved by the UTG Board of Directors and totaled $332,766 and $261,777 in 2009 and 2008, respectively, which included salaries and other benefits.

UG paid no cash dividends in 2009.  On June 30, 2008, UG paid a cash dividend of $1,000,000 to UTG.  An additional dividend of $2,000,000 was paid to UTG on December 18, 2008.  These dividends were comprised entirely of ordinary dividends.  No regulatory approvals were required prior to the payment of these dividends.

On July 20, 2009, the Company’s indirect 73% owned subsidiary AC, a Texas life insurance company, entered into a definitive stock purchase agreement for the sale of its 100% owned life insurance subsidiary, TI.  The transaction was completed on December 30, 2009.  TI was sold to United Funeral Directors Benefit Life Insurance Company, an unaffiliated third party.  The sale price was $6,415,169 which was paid in cash.  The transaction had no impact to the consolidated income statement of the Company.  TI was an immaterial subsidiary acquired in 2006 as part of the acquisition of ACAP Corporation and subsidiaries.  The Company has a history of acquisition and consolidation.  TI is a Texas only stipulated premium insurance company. This fact made a consolidation or merger of this company with any of the other insurance companies within the group impractical.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Brown Smith Wallace LLC (“BSW”) served as UTG’s independent certified public accounting firm for the fiscal years ended December 31, 2009 and 2008.  In serving their primary function as outside auditor for UTG, BSW performed the following audit services: examination of annual consolidated financial statements; assistance and consultation on reports filed with the Securities and Exchange Commission; and assistance and consultation on separate financial reports filed with the State insurance regulatory authorities pursuant to certain statutory requirements.

Audit Fees.  Audit fees paid for these audit services in the fiscal year ended December 31, 2009 and 2008 totaled $165,200 and $145,000, respectively and audit fees billed for quarterly reviews of the Company’s financial statements totaled $19,500 and $23,452 for the year 2009 and 2008, respectively.

Audit Related Fees. No audit related fees were incurred by the Company from BSW for the fiscal years ended December 31, 2009 and 2008.

Tax Fees.  The Company paid $3,752 and $5,135 to BSW relating to certain tax advice and electronic filing of certain federal income tax returns of the Company for the years ended December 31, 2009 and 2008.

All Other Fees.  During 2009, the Company paid $10,000 to BSW for services relating to a SAS 70 audit of the Company.  The audit committee approved the above work and fees of BSW.  No other fees were paid to BSW by the Company during 2008.

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

Index to Exhibits incorporated herein by this reference (See pages 83-84).

INDEX TO EXHIBITS

Exhibit
Number

2.1	(3)	Agreement and Plan of Merger of United Trust Group, Inc., An Illinois Corporation with and into UTG, Inc., A Delaware Corporation dated as of July 1, 2005, including exhibits thereto.
2.2	(4)	Stock Purchase Agreement, dated August 7, 2006, between UTG, Inc. and William F. Guest and John D. Cornett
2.3	(4)	Amendment No. 1, dated September 6, 2006, to the Stock Purchase Agreement, dated August 7, 2007, between UTG, Inc. and William F. Guest and John D. Cornett
2.4	(4)	Amendment No. 2, dated November 22, 2006, to the Stock Purchase Agreement, dated August 7, 2006, as amended, between UTG, Inc. and William F. Guest and John D. Cornett.
3.1	(3)	Certificate of Incorporation of the Registrant and all amendments thereto.
3.2	(3)	By-Laws for the Registrant and all amendments thereto.
4.1	(2)	UTG’s Agreement pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K with respect to long-term debt instruments.
10.1	(1)	Management and Consultant Agreement dated as of January 1, 1993 between First Commonwealth Corporation and Universal Guaranty Life Insurance Company.
10.2	(3)	Line of credit agreement dated June 1, 2005, between Universal Guaranty Life Insurance Company and First National Bank of Tennessee.
10.3	(4)	Amended and Restated UTG, Inc. Employee and Director Stock Purchase Plan and form of related Stock Restriction and Buy-Sell Agreement.
10.4	(4)	Promissory note dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.
10.5	(4)	Revolving credit note dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.
10.6	(4)	Loan Agreement dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.
10.7	(4)	Commercial pledge agreement dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.
10.8	(4)	Negative pledge agreement dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.
10.9	(4)	Administrative Services and Cost Sharing Agreement dated as of January 1, 2007 between UTG, Inc and American Capitol Insurance Company
10.10	(4)	Administrative Services and Cost Sharing Agreement dated as of January 1, 2007 between UTG, Inc and Texas Imperial Life Insurance Company
10.11	(5)	Administrative Services and Cost Sharing Agreement dated as of January 1, 2007 between UTG, Inc and Universal Guaranty Life Insurance Company
14.1	(3)	Code of Ethics and Business Conduct
14.2	(3)	Code of Ethical Conduct for Senior Financial Officers
21.1		List of Subsidiaries of the Registrant.
31.1		Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2		Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1		Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to 18 U.S.C. Section 1350.
32.2		Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to 18 U.S.C. Section 1350.
99.1	(3)	Audit Committee Charter.
99.2	(3)	Whistleblower Policy

Footnote:

(1)	Incorporated by reference from the Company's Annual Report on Form 10-K, File No. 0-5392, as of December 31, 1993.
(2)	Incorporated by reference from the Company's Annual Report on Form 10-K, File No. 0-5392, as of December 31, 2002.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K, File No. 0-16867, as of December 31, 2005.
(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K, File No. 0-16867, as of December 31, 2006
(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K, File No. 0-16867, as of December 31, 2007

UTG, INC.
SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES
As of December 31, 2009

			Schedule I

Column A	Column B	Column C	Column D

			Amount at
			Which Shown
			in Balance
	Cost	Value	Sheet
Fixed maturities:
Bonds:
United States Government and
government agencies and authorities	$0	$0	$0
State, municipalities, and political
subdivisions	0	0	0
Collateralized mortgage obligations	0	0	0
Public utilities	0	0	0
All other corporate bonds	0	0	0
Total fixed maturities	0	$0	0

Investments held for sale:
Fixed maturities:
United States Government and
government agencies and authorities	73,298,975	$73,697,038	73,697,038
State, municipalities, and political
subdivisions	2,567,650	2,419,148	2,419,148
Collateralized mortgage obligations	17,992,385	18,821,461	18,821,461
Public utilities	0	0	0
All other corporate bonds	44,821,388	44,767,046	44,767,046
	138,680,398	$139,704,693	139,704,693

Equity securities:
Banks, trusts and insurance companies	5,206,500	$5,001,400	5,001,400
All other corporate securities	9,109,963	8,321,922	8,321,922
	14,316,463	$13,323,322	13,323,322

Trading securities:	19,043,448	19,613,472	19,613,472

Mortgage loans on real estate	61,271,384		61,271,384
Investment real estate	45,556,811		45,556,811
Real estate acquired in satisfaction of debt	0		0
Policy loans	14,343,606		14,343,606
Other long-term investments	0		0
Short-term investments	700,000		700,000
Total investments	$293,912,110		$294,513,288

UTG, Inc.
Schedule II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

(a)	The condensed financial information should be read in conjunction with the consolidated financial statements and notes of UTG, Inc. and Consolidated Subsidiaries.

UTG, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT ONLY BALANCE SHEETS
As of December 31, 2009 and 2008

		Schedule II

	2009	2008

ASSETS

Investment in affiliates	$50,475,591	$55,947,905
Cash and cash equivalents	292,821	582,694
F.I.T. Recoverable	133	25,953
Accrued interest income	89,629	0
Note receivable from affiliate	3,259,084	3,259,084
Other assets	30,643	66,766
Total assets	$54,147,901	$59,882,402

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Notes payable	$10,491,762	$10,494,454
Payable to affiliate (net)	98,503	373,900
Deferred income taxes	2,134,330	2,105,663
Other liabilities	576,494	663,174
Total liabilities	13,301,089	13,637,191

Shareholders' equity:
Common stock, net of treasury shares	3,885	3,834
Additional paid-in capital, net of treasury	41,782,274	41,943,229
Retained earnings (accumulated deficit)	(1,261,503)	3,028,744
Accumulated other comprehensive
income of affiliates	322,156	1,269,404
Total shareholders' equity	40,846,812	46,245,211
Total liabilities and shareholders' equity	$54,147,901	$59,882,402

UTG, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT ONLY STATEMENTS OF OPERATIONS
Two Years Ended December 31, 2009

		Schedule II

	2009	2008

Revenues:

Management fees from affiliates	$6,961,100	$7,623,149
Interest income	169,909	164,501
Other income	105,462	93,120
	7,236,471	7,880,770

Expenses:

Interest expense	287,969	652,720
Operating expenses	6,587,334	6,832,631
	6,875,303	7,485,351

Operating income	361,168	395,419

Income tax expense	(126,349)	(148,730)
Equity in income (loss) of subsidiaries	(4,525,066)	407,065
Net income (loss)	$(4,290,247)	$653,754

Basic income (loss) per share	$(1.12)	$0.17

Diluted income (loss) per share	$(1.12)	$0.17

Basic weighted average shares outstanding	3,843,113	3,844,081

Diluted weighted average shares outstanding	3,843,113	3,844,081

UTG, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT ONLY STATEMENTS OF CASH FLOWS
Two Years Ended December 31, 2009

		Schedule II

	2009	2008

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income (loss)	$(4,290,247)	$653,754
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in (income) loss of subsidiaries	4,525,066	(407,065)
Depreciation	33,383	85,766
Change in FIT recoverable	25,820	(25,953)
Change in accrued interest income	(89,629)	73,689
Change in indebtedness (to) from affiliates, net	(275,397)	464,276
Change in deferred income taxes	28,667	19,075
Change in other assets and liabilities	(83,940)	(202,827)
Net cash provided by (used by) operating activities	(126,277)	660,715

Cash flows from financing activities:
Purchase of treasury stock	(160,904)	(124,015)
Issuance of common stock	0	0
Issuance of note receivable	0	(224,084)
Proceeds from repayment of note receivable	0	0
Proceeds from subsidiary for acquisition	0	0
Purchase of subsidiary	0	0
Proceeds from notes payable	0	0
Payments on notes payable	(2,692)	(3,049,995)
Capital contribution to subsidiary	0	0
Dividend received from subsidiary	0	3,000,000
Net cash (used in) financing activities	(163,596)	(398,094)

Net increase (decrease) in cash and cash equivalents	(289,873)	262,621
Cash and cash equivalents at beginning of year	582,694	320,073
Cash and cash equivalents at end of year	$292,821	$582,694

UTG, INC.
REINSURANCE
As of December 31, 2009 and the year ended December 31, 2009

					Schedule IV

Column A	Column B	Column C	Column D	Column E	Column F

					Percentage
		Ceded to	Assumed		of amount
		other	from other		assumed to
	Gross amount	companies	companies	Net amount	net

Life insurance
in force	$1,913,335,495	$452,781,000	$16,255,505	$1,476,810,000	1.1%

Premiums and policy fees:

Life insurance	$17,226,647	$3,917,325	$162,123	$13,471,445	1.2%

Accident and health
insurance	44,575	14,638	811	30,748	2.6%

	$17,271,222	$3,931,963	$162,934	$13,502,193	1.2%

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

UTG, INC.
VALUATION AND QUALIFYING ACCOUNTS
As of and for the years ended December 31, 2009 and 2008

Schedule V

	Balance at	Additions,
	Beginning	Charges		Balance at
Description	Of Period	and Expenses	Deductions	End of Period

December 31, 2009
.
Allowance for doubtful accounts -
mortgage loans	$ 19,730	$ -	$ 7,000	$ 12,730

December 31, 2008

Allowance for doubtful accounts -
mortgage loans	$ 19,730	$ -	$ -	$ 19,730

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UTG, Inc
(Registrant)

/s/ John S. Albin	March 17, 2010
John S. Albin Director
/s/ Randall L. Attkisson	March 17, 2010
Randall L. Attkisson Director
/s/ Joseph A. Brinck	March 17, 2010
Joseph A. Brinck Director
/s/ Jesse T. Correll	March 17, 2010
Jesse T. Correll Chairman of the Board, Chief Executive Officer and Director
March 17, 2010
Ward F. Correll Director
/s/ Thomas F. Darden	March 17, 2010
Thomas F. Darden Director
March 17, 2010
Daryl J. Heald Director
/s/ Howard L. Dayton, Jr.	March 17, 2010
Howard L. Dayton, Jr. Director
/s/ Peter L. Ochs	March 17, 2010
Peter L. Ochs Director
/s/ William W. Perry	March 17, 2010
William W. Perry Director
/s/ James P. Rousey	March 17, 2010
James P. Rousey President and Director
/s/ Theodore C. Miller	March 17, 2010
Theodore C. Miller Corporate Secretary and Chief Financial Officer