Form 10-Q
period 2010-03-31
UTG INC
filed 2010-05-14
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2010, was 3,880,871.

UTG, INC. AND SUBSIDIARIES
(The “Company”)

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION…………………………………………………………………………..….................................................................................................................................................	3
ITEM 1. FINANCIAL STATEMENTS...……………………………………………………………………………..…........................................................................................................................................…	3
Consolidated Balance Sheets of March 31, 2010 and December 31, 2009………….……………………..…..........................................................................................................................................…	3
Consolidated Statements of Operations for three months ended March 31, 2010 and 2009…………………….......................................................................................................................................	4
Consolidated Statement of Changes in Equity and Comprehensive Income
For the three months ended March 31, 2010…..………..……………………………………………………….........................................................................................................................................….	5
Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009.........…..................................................................................................................................................	6
Notes to Consolidated Financial Statements…………………………………………………………………….….......................................................................................................................................…	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS…………………………………..………………………………………………….……..............................................................................................................................................	19
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.…………………..….....................................................................................................................................…	25
ITEM 4. CONTROLS AND PROCEDURES..…………………………………………………………….…………............................................................................................................................................….	26
PART II. OTHER INFORMATION…..……………………….……………………………………………………………........................................................................................................................................	26
ITEM 1. LEGAL PROCEEDINGS…………………………………………………………….……………………............................................................................................................................................…….	26
ITEM 1A. RISK FACTORS…………………………………………………………………………………………..........................................................................................................................................……..	26
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS………………..................................................................................................................................................……	27
ITEM 3. DEFAULTS UPON SENIOR SECURITIES…………………………………………………………............................................................................................................................................………..	27
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS…………………………...........................................................................................................................................………..	27
ITEM 5. OTHER INFORMATION...……………………………………………………………………………..........................................................................................................................................………..	27
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...…………………………………………………………...........................................................................................................................................……..	27
SIGNATURES...………………………………………………………………………………………………………..........................................................................................................................................………	28
EXHIBIT INDEX...……………………………………………………………………………………………………….........................................................................................................................................…....	29

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

UTG, Inc.
AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
ASSETS	2010	2009*

Investments:
Investments available for sale:
Fixed maturities, at market (amortized $148,195,362 and $138,680,398)	$150,973,962	$139,704,693
Equity securities, at market (cost $14,129,576 and $14,316,463)	12,898,840	13,323,322
Trading securities, at market (cost $32,865,095 and $19,043,448)	33,724,684	19,613,472
Mortgage loans on real estate at amortized cost	65,467,046	61,271,384
Investment real estate, at cost, net of accumulated depreciation	44,499,770	45,556,811
Policy loans	14,234,652	14,343,606
Short-term investments	0	700,000
	321,798,954	294,513,288

Cash and cash equivalents	10,052,113	37,492,843
Investment in unconsolidated affiliate, at market (cost $5,000,000 and $5,000,000)	5,090,253	5,057,762
Accrued investment income	1,394,012	1,577,199
Reinsurance receivables:
Future policy benefits	67,920,112	68,615,385
Policy claims and other benefits	5,986,291	5,131,031
Cost of insurance acquired	15,070,829	15,402,012
Deferred policy acquisition costs	614,384	647,526
Property and equipment, net of accumulated depreciation	1,480,934	1,485,253
Income taxes receivable	0	500,305
Other assets	1,810,359	1,096,368
	$431,218,241	$431,518,972
Total assets

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Policy liabilities and accruals:
Future policy benefits	$311,919,574	$313,798,199
Policy claims and benefits payable	3,869,610	3,248,521
Other policyholder funds	939,215	940,357
Dividend and endowment accumulations	14,144,200	14,182,516
Income taxes payable	410,019	0
Deferred income taxes	11,340,959	11,950,254
Notes payable	13,194,554	14,402,889
Trading securities, at market (proceeds $12,329,216 and $10,590,552)	13,227,485	11,671,911
Other liabilities	7,458,392	7,265,586
Total liabilities	376,504,008	377,460,233

Shareholders' equity:
Common stock - no par value, stated value $.001 per share
Authorized 7,000,000 shares - 3,881,539 and 3,884,445 shares issued
after deducting treasury shares of 413,744 and 410,838	3,881	3,885
Additional paid-in capital	41,759,029	41,782,274
Retained earnings (accumulated deficit)	(926,312)	(1,261,503)
Accumulated other comprehensive income	573,518	322,156
Noncontrolling interest	13,304,117	13,211,927
Total shareholders' equity	54,714,233	54,058,739
Total liabilities and shareholders' equity	$431,218,241	$431,518,972

* Balance sheet audited at December 31, 2009.

See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Revenues:

Premiums and policy fees	$4,122,858	$5,162,397
Reinsurance premiums and policy fees	(966,091)	(963,826)
Net investment income	4,322,949	3,443,283
Realized investment losses, net	(262,450)	(126,868)
Other income	466,382	517,880
	7,683,648	8,032,866

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life	6,011,656	7,261,725
Reinsurance benefits and claims	(1,755,831)	(941,876)
Annuity	165,668	305,188
Dividends to policyholders	167,923	263,487
Commissions and amortization of deferred
policy acquisition costs	(117,374)	127,078
Amortization of cost of insurance acquired	331,183	1,102,031
Operating expenses	1,971,570	1,809,819
Interest expense	96,684	138,836
	6,871,479	10,066,288

Income (loss) before income taxes	812,169	(2,033,422)
Income tax benefit (expense)	(312,529)	483,987

Net income (loss)	499,640	(1,549,435)

Net income (loss) attributable to noncontrolling interest	(164,449)	279,926

Net income (loss) attributable to common shareholders	$335,191	$(1,269,509)

Basic income (loss) per share	$0.09	$(0.33)

Diluted income (loss) per share	$0.09	$(0.33)

Basic weighted average shares outstanding	3,883,020	3,838,409

Diluted weighted average shares outstanding	3,883,020	3,838,409
See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES
Consolidated Statement of Changes in Equity and Comprehensive Income
(Unaudited)

Three Months Ended
Common stock	March 31, 2010
Balance, beginning of year	$3,885
Issued during year	0
Treasury shares acquired and retired	(4)
Balance, end of period	3,881

Additional paid-in capital
Balance, beginning of year	41,782,274
Issued during year	0
Treasury shares acquired and retired	(23,245)
Balance, end of period	41,759,029

Retained earnings (accumulated deficit)
Balance, beginning of year	(1,261,503)
Net income attributable to common shareholders	335,191
Balance, end of period	(926,312)

Accumulated other comprehensive income
Balance, beginning of year	322,156
Other comprehensive income
Unrealized holding gains on securities net of
noncontrolling and reclassification adjustment
and taxes	251,362
Balance, end of period	573,518

Noncontrolling interest
Balance, beginning of year	13,211,927
Contributions	0
Distributions	0
Gain attributable to noncontrolling interest	92,190
Balance, end of year	13,304,117

Total shareholders' equity, end of period	$54,714,233

Comprehensive income
Net income attributable to common shareholders	$335,191
Unrealized holding gains on securities net of
noncontrolling and reclassification adjustment
and taxes	251,362
Total comprehensive income	$586,553

See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009

Cash flows from operating activities:
Net income (loss) attributable to common shares	$ 335,191	$ (1,269,509)
Adjustments to reconcile net income (loss) to net cash
used in operating activities net of changes in assets
and liabilities resulting from the sales and purchases
of subsidiaries:
Amortization/accretion of fixed maturities	31,091	11,456
Realized investment gains	262,450	126,868
Non-cash trading activity included in income	(643,348)	0
Amortization of deferred policy acquisition costs	33,142	41,486
Amortization of cost of insurance acquired	331,183	1,102,031
Depreciation	318,795	698,069
Net income (loss) attributable to noncontrolling interest	164,449	(279,926)
Change in accrued investment income	183,187	(374,590)
Change in reinsurance receivables	(159,987)	882,197
Change in policy liabilities and accruals	(1,080,084)	(508,213)
Charges for mortality and administration of
universal life and annuity products	(2,034,801)	(2,043,696)
Interest credited to account balances	1,474,820	1,546,884
Change in income taxes receivable/payable	(1,628,284)	(475,046)
Change in other assets and liabilities, net	(590,396)	(4,882,371)
Net cash used in operating activities	(3,002,592)	(5,424,360)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	10,790,333	18,027,892
Equity securities	186,798	25,128,906
Trading securities	61,510,025	0
Mortgage loans	12,724,608	1,580,863
Real estate	870,000	27,850
Policy loans	940,143	1,005,165
Short-term	700,000	0
Total proceeds from investments sold and matured	87,721,907	45,770,676
Cost of investments acquired:
Fixed maturities available for sale	(20,480,862)	(28,228,243)
Equity securities	0	(18,826,433)
Trading securities	(72,910,979)	0
Mortgage loans	(16,920,270)	0
Real estate	(97,020)	(715,865)
Policy loans	(831,189)	(946,355)
Total cost of investments acquired	(111,240,320)	(48,716,896)
Purchase of investment in unconsolidated affiliate	0	(1,000,000)
Purchase of property and equipment	(31,212)	(17,403)
Net cash used in investing activities	(23,549,625)	(3,963,623)

Cash flows from financing activities:
Policyholder contract deposits	1,792,937	1,964,487
Policyholder contract withdrawals	(1,449,866)	(1,756,952)
Payments on notes payable	(1,208,335)	(1,188,484)
Purchase of treasury stock	(23,249)	(73,376)
Net cash used in financing activities	(888,513)	(1,054,325)

Net decrease in cash and cash equivalents	(27,440,730)	(10,442,308)
Cash and cash equivalents at beginning of period	37,492,843	39,995,875
Cash and cash equivalents at end of period	$ 10,052,113	$ 29,553,567

See accompanying notes.

UTG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by UTG, Inc. (“UTG”) and its consolidated subsidiaries (“Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Although the Company believes the disclosures are adequate to make the information presented not be misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.

The information furnished reflects, in the opinion of the Company, all adjustments (which include only normal and recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company’s future financial condition.

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At March 31, 2010, Mr. Correll owns or controls directly and indirectly approximately 53% of UTG’s outstanding stock.

UTG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - Continued

At March 31, 2010 consolidated subsidiaries of UTG, Inc. were as depicted on the following organizational chart:

UTG, Inc
(UTG)
20-2907892 DE
Roosevelt Equity Corporation
(REC)
37-0949882 DE
100%
100%
Universal Guaranty Life Insurance Company
(UG)
70130
31-0727974 OH
Sun Valley Homes (AZ), LLC
(Sun Valley)
27-0660712 AZ
67%
100%
Stanford Wilderness Road, LLC
(SWR)
20-3705703 KY
100%
Cumberland Woodlands, LLC
(CW)
26-1700910 KY
74%
HPG Acquisitions, LLC
(HPG)
20-5638300 TX
51%
RLF Lexington Properties, LLC
(Lexington)
20-5935357 CO
73%
ACAP Corporation
(ACAP)
25-1489730 DE
100%
American Capitol Insurance Company
(AC)
60291
74-1219404 TX
100%
Imperial Plan, Inc
(Imperial Plan)
76-0293391 TX

[

2.	INVESTMENTS

A.	Available for Sale Securities

As of March 31, 2010 and December 31, 2009, fixed maturities available for sale represented 47% of total invested assets. The Company’s insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, and the Company’s business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and other high quality low risk investments.  Some insurance companies have suffered significant losses in their investment portfolios in the last few years; however because of the Company’s conservative investment philosophy, the Company has avoided such significant losses.

At March 31, 2010, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  The Company has identified securities it may sell and classified them as “investments available for sale”.  Investments available for sale are carried at market, with changes in market value directly charged to shareholders’ equity.  To provide additional flexibility and liquidity, the Company has categorized all fixed maturity investments as “investments available for sale”.

The amortized cost and estimated market values of investments in securities including investments held for sale are as follows:

	Original or	Gross	Gross
March 31, 2010	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Investments held for sale:
Fixed maturities
U.S. Government and govt.
agencies and authorities	$89,567,479	$2,049,507	$(1,740,276)	$89,876,710
States, municipalities and
political subdivisions	430,000	14,986	0	444,986
Collateralized mortgage
obligations	17,986,410	856,481	(20,731)	18,822,160
Public utilities	905,574	71,199	0	976,773
All other corporate bonds	39,305,899	1,884,261	(336,827)	40,853,333
	148,195,362	4,876,434	(2,097,834)	150,973,962
Equity securities	14,129,576	26,620	(1,257,356)	12,898,840
Total	$162,324,938	$4,903,054	$(3,355,190)	$163,872,802

Securities of affiliate	$5,000,000	$90,253	$0	$5,090,253

December 31, 2009	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Investments held for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$73,298,975	$1,773,136	$(1,375,073)	$73,697,038
States, municipalities and political subdivisions	2,567,650	44,274	(192,776)	2,419,148
Collateralized mortgage obligations	17,992,385	829,076	0	18,821,461
All other corporate bonds	44,821,388	1,443,401	(1,497,743)	44,767,046
	138,680,398	4,089,887	(3,065,592)	139,704,693
Equity securities	14,316,463	29,000	(1,022,141)	13,323,322
Total	$152,996,861	$4,118,887	$(4,087,733)	$153,028,015

Securities of affiliate	$5,000,000	$57,762	$0	$5,057,762

The fair value of investments with sustained gross unrealized losses at March 31, 2010 and December 31, 2009 are as follows:

March 31, 2010		Less than 12 months		12 Months or longer		Total
		Fair value	Unrealized	Fair value	Unrealized losses	Fair value	Unrealized losses
			losses
U.S Government and govt. agencies and authorities		63,078,005	(1,740,275)	0	0	63,078,005	(1,740,275)

	$
Collateralized mortgage obligations		0	0	126,277	(20,731)	126,277	(20,731)
All other corporate bonds		10,424,166	(16,515)	2,163,752	(320,312)	12,587,918	(336,827)
Total fixed maturity		73,502,171	(1,756,790)	2,290,029	(341,043)	75,792,200	(2,097,833)
	$
Equity securities		0	0	4,481,827	(1,257,605)	4,481,827	(1,257,605)
	$

December 31, 2009	Less than 12 months		12 Months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S Government and govt. agencies and authorities	$46,581,332	(1,375,073)	0	0	46,581,332	(1,375,073)
States, municipalities and political subdivisions	0	0	1,247,224	(192,776)	1,247,224	(192,776)
All other corporate bonds	12,305,039	(215,636)	2,514,618	(1,282,107)	14,819,657	(1,497,743)
Total fixed maturity	$58,886,371	(1,590,709)	3,761,842	(1,474,883)	62,648,213	(3,065,592)
Equity securities	$908,010	(244,095)	4,474,508	(778,046)	5,382,518	(1,022,141)

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

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary.  Based on an evaluation of the issues, including, but not limited to, intentions to sell or ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover; the length of time and amount of the unrealized loss; and the credit ratings of the issuers of the investments, the Company held three fixed maturity investments as other-than-temporarily impaired at March 31, 2010 and December 31, 2009. Other-than-temporary impairments of $477,386 and $2,007,174 were taken in the first three months of 2010 and during the twelve months ended December 31, 2009, respectively.  The other-than-temporary impairments during 2009 and 2010 were due to changes in expected future cash flows of investments in bonds backed by trust preferred securities of banks.

March 31, 2010	Beginning Amortized Cost	OTTI Credit Loss	Ending Amortized Cost	Unrealized Loss	Carrying Value
Lehman Brothers	$0	N/A	$0	N/A	$0

Preferred Term Securities I	$416,157	$(4,067)	$412,090	$(102,203)	$309,877

Preferred Term Securities II	$2,161,808	$(473,319)	$1,688,489	$(1,613,662)	$74,827

December 31, 2009	Beginning Amortized Cost	OTTI Credit Loss	Ending Amortized Cost	Unrealized Loss	Carrying Value
Lehman Brothers	$0	N/A	$0	N/A	$0

Preferred Term Securities I	$508,816	$(92,659)	$416,157	$(99,998)	$316,159

Preferred Term Securities II	$4,076,323	$(1,914,515)	$2,161,808	$(1,115,670)	$1,046,138

The amortized cost and estimated market value of debt securities at March 31, 2010, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Held for Sale March 31, 2010	Amortized Cost	Estimated Market Value
Due in one year or less	$1,217,582	$1,230,390
Due after one year through five years	14,605,752	15,488,171
Due after five years through ten years	38,680,056	41,020,712
Due after ten years	75,189,219	73,844,079
Collateralized mortgage obligations	18,502,753	19,390,610
Total	$148,195,362	$150,973,962

B.	Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in other income on the consolidated statements of operations.  Trading securities include exchange-traded equities and exchange-traded equity options.  The fair value of trading securities included in assets was $33,724,684 and $19,613,472 as of March 31, 2010 and December 31, 2009, respectively.  The fair value of trading securities included in liabilities was $(13,227,485) and $(11,671,911) as of March 31, 2010 and December 31, 2009, respectively.  Trading securities’ unrealized gains were $859,588 and $570,024 as of March 31, 2010 and December 31, 2009, respectively. Unrealized losses due to trading securities were $(898,269) and $(1,081,360) as of March 31, 2010 and December 31, 2009, respectively.  Trading securities carried as liabilities are securities sold short.  A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  Realized gains (losses) from trading securities were $(340,909) and $525,000 as of March 31, 2010 and December 31, 2009, respectively. Trading securities are classified in cash flows from operating activities. Trading revenue charged to net income from trading securities was:

Trading Revenue Included in Other Income
	March 31, 2010	December 31, 2009
Type of Instrument	Net Realized and Unrealized Gains (Losses)	Net Realized and Unrealized Gains (Losses)
Equity	$(379,590)	$13,667

C.	Derivatives

As of March 31, 2010, the Company held derivative instruments in the form of exchange-traded equity options.  The Company currently does not designate derivatives as hedging instruments.  Exchange-traded equity options are combined with exchange-traded equity securities in the Company’s trading portfolio, with the primary objective of generating a fair return while reducing risk.  These derivatives are carried at fair value, with unrealized gains and losses recognized in other income.  The fair value of derivatives included in trading security assets and trading security liabilities as of March 31, 2010 was $868,763 and $(7,606,740), respectively. Realized gains (losses) due to derivatives were $(340,909) and $525,000 as of March 31, 2010 and December 31, 2009, respectively. Unrealized gains (losses) included in trading security assets due to derivatives were $(10,440) and $110,013 as of March 31, 2010 and December 31, 2009, respectively. Unrealized losses included in trading security liabilities due to derivatives were $(313,281) and $(432,720) as of March 31, 2010 and December 31, 2009, respectively.

D.	Mortgages

The Company held mortgage loans on real estate in the amount of $65,467,046 and $61,271,384 at March 31, 2010 and December 31, 2009, respectively.  Included in the amounts are discounted commercial mortgage loans with a carrying value of $45,388,746 and $35,224,022 with contractually required payments receivable of $153,781,441 and $118,368,661 at March 31, 2010 and December 31, 2009, respectively.  Carrying value and fair value are considered approximately equal as these loans were purchased recently in arm’s length transactions.  At March 31, 2010 and December 31, 2009, $90,777,492 and $70,448,044 in cash flows were expected to be collected.  The Company currently accounts for discounted commercial mortgage loans on a cash basis until a reasonable history is established.  Management is currently analyzing the effects of ASC 310-30 as it relates to discounted mortgage loans.  The amortization of the discount is immaterial.

3.	NOTES PAYABLE

At March 31, 2010 and December 31, 2009, the Company had $13,194,554 and $14,402,889 of long-term debt outstanding, respectively.

On December 8, 2006, UTG borrowed funds from First Tennessee Bank National Association through execution of an $18,000,000 promissory note.  The note is secured by the pledge of 100% of the common stock of UG.  The promissory note carries a variable rate of interest based on the 3 month LIBOR rate plus 180 basis points.  Interest is payable quarterly.  Principal is payable annually beginning at the end of the second year in five installments of $3,600,000. The loan matures on December 7, 2012.  The Company borrowed $0 and has made $0 in principal payments in 2010. At March 31, 2010 the outstanding principal balance on this debt was $10,491,762. The next required principal payment on this debt is due in December of 2010.

In addition to the above promissory note, First Tennessee Bank National Association also provided UTG, Inc. with a $5,000,000 revolving credit note.  This note is for a one-year term and may be renewed by consent of both parties.  The credit note is to provide operating liquidity for UTG, Inc. and replaces a previous line of credit provided by Southwest Bank.  Interest bears the same terms as the above promissory note.  The collateral held on the above note also secures this credit note.  During 2010, the Company had no borrowings from the note.  At March 31, 2010, the Company had no outstanding balance attributable to this note.

In November 2007, UG became a member of the Federal Home Loan Bank (“FHLB”).  This membership allows the Company access to additional credit up to a maximum of 50% of the total assets of UG.  To be a member of the FHLB, the Company was required to purchase shares of common stock of FHLB.  Borrowing capacity is based on 50 times each dollar of stock acquired in FHLB above the “base membership” amount.  The Company’s current LOC with the FHLB is $15,000,000.  During 2010, the Company had no borrowings against this LOC. At March 31, 2010 the Company had no outstanding balance attributable to this LOC.

In January 2007, UG became a 51% owner of the newly formed RLF Lexington Properties LLC (“Lexington”). The entity was formed to hold, for investment purposes, certain investment real estate acquired. As part of the purchase price of the real estate owned by Lexington, the seller provided financing through the issuance of five promissory notes of $1,200,000 each totaling $6,000,000. The notes bear interest at the fixed rate of 5%. The notes came due beginning on January 5, 2008, and each January 5 thereafter until 2012 when the final note is repaid.  As of March 31, 2010 the outstanding balance was $2,400,000.

On February 7, 2007, HPG Acquisitions (“HPG”), a 74% owned affiliate of the Company, borrowed funds from First National Bank of Midland, through execution of a $373,862 promissory note. The note is secured by real estate owned by HPG. The note bears interest at a fixed rate of 5%. The first payment was due January 15, 2008. There will be 119 regular payments of $3,965 followed by one irregular last payment estimated at $44,125. At March 31, 2010, the outstanding balance on this debt was $302,792.

The consolidated scheduled principal reductions on the notes payable for the next five years are as follows:

Year	Amount
2010	$4,824,978
2011	4,827,008
2012	4,520,969
2013	31,586
2014	34,154

4.	CAPITAL STOCK TRANSACTIONS

A.	Stock Repurchase Program

On June 5, 2001, the Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of up to $1 million of UTG's common stock.  On June 16, 2004, an additional $1 million was authorized for repurchasing shares.  On April 18, 2006, an additional $1 million was authorized for repurchasing shares.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are generally limited to a maximum per share price of $8.00.  Through April 2010, UTG has spent $2,886,163 in the acquisition of 414,412 shares under this program.

B.	Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period, retroactively adjusted to give effect to all stock splits, in accordance with Statement of Financial Accounting Standards No. 128 (see FASB Codification 200-10-Sections 5, 10, 15, 45, 55, and 60.)  At March 31, 2010, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

5.	COMMITMENTS AND CONTINGENCIES

The insurance industry has experienced a number of civil jury verdicts which have been returned against life and health insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters.  Some of the lawsuits have resulted in the award of substantial judgments against the insurer, including material amounts of punitive damages.  In some states, juries have substantial discretion in awarding punitive damages in these circumstances.  In the normal course of business, the Company is involved from time to time in various legal actions and other state and federal proceedings.  Management is of the opinion that the ultimate disposition of the matters will not have a materially adverse effect on the Company’s results of operations or financial position.

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

UG had an unresolved dispute with one of its outside reinsurers.  The issue related to reinsurance premiums. The reinsurer claimed UG owed for years 2005 through 2007 in the amount of $987,000.  In early 2008, the reinsurer billed UG for these amounts, providing no information or explanation.  The related treaty was originally with another outside reinsurer and was acquired by the current reinsurer in a reinsurance block acquisition.  The treaty is a yearly renewable term (“YRT”) cession based treaty.  UG maintained it had no liability relating to the back billed premium.  UG initiated arbitration according to the treaty to bring resolution to this matter.  UG established a contingent liability of $550,000 relating to this matter to cover costs including legal and arbitration costs.  On April 21, 2010, the arbitration panel rendered its decision relating to the above dispute.  The panel’s decision is final and binding.  The net effect to the financial statements of the Company will be an additional expense of $26,836.  Both parties have been given 30 days from the ruling date to complete the cash transfers relative to this matter.

As part of the Texas Imperial Life Insurance Company sale, the Company remains contingently liable for certain costs pending the outcome of an ongoing race-based audit on Texas Imperial Life Insurance Company by the Texas Department of Insurance.  Under the agreement, the Company is responsible for 100% of the first $50,000 of costs, 90% of the next $50,000, 75% of the third $50,000 and 50% of the costs above $150,000.  Management has conservatively estimated the Company’s exposure and other costs at $50,000 based on information provided to date from the examination team and has established a contingent liability in its financial statements of this amount.

6.	OTHER CASH FLOW DISCLOSURE

On a cash basis, the Company paid $93,508 and $161,537 in interest expense during the first three months of 2010 and 2009, respectively.  The Company paid $0 in federal income tax during the first three months of 2010 and 2009, respectively.

7.	CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial institutions that at times may exceed federally insured limits.  The Company maintains its primary operating cash accounts with First Southern National Bank, an affiliate of the largest shareholder of UTG, Mr. Jesse Correll, the Company’s CEO and Chairman.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

8.	COMPREHENSIVE INCOME

		Tax
	Before-Tax	(Expense)	Net of Tax
March 31, 2010	Amount	or Benefit	Amount

Unrealized holding gains during
period	$790,480	$(276,668)	$513,812
Less: reclassification adjustment
for gains realized in net income	(403,769)	141,319	(262,450)
Change in other comprehensive income	$386,711	$(135,349)	$251,362

9.	FAIR VALUE MEASUREMENTS

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

The following table presents the level within the hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of March 31, 2010.

	Level 1	Level 2	Level 3	Total
Assets
Fixed Maturities, available for sale	$6,831,564	$144,142,398	$0	$150,973,962
Equity Securities, available for sale	15,467,269	2,521,824	0	17,989,093
Trading Securities	33,724,684	0	0	33,724,684
Total Financial Assets Carried at Fair Value	$56,023,517	$146,664,222	$0	$202,687,739

	Level 1	Level 2	Level 3	Total
Liabilities
Trading Securities	$13,227,485	$0	$0	$13,227,485

The financial statements include various estimated fair value information at March 31, 2010 and December 31, 2009, as required by Statement of Financial Accounting Standards 107, Disclosure about Fair Value of Financial Instruments (SFAS 107, See FASB Codification 825-10 Sections 50, 55, 60).  Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company.

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

(c)  Trading securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings.  Trading securities include exchange-traded equities and exchange-traded equity options.

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

The estimated fair values of the Company's financial instruments required to be valued by SFAS 107 (See Codification 825-10 Sections 50, 55, 60) are as follows as of March 31:

	2010		2009
Assets	Carrying Amount	Estimated Market Value	Carrying Amount	Estimated Market Value
Fixed maturities available for sale	$150,973,962	$150,973,962	$139,704,693	$139,704,693
Equity securities	12,898,840	12,898,840	13,323,322	13,323,322
Trading securities	33,724,684	33,724,684	19,613,472	19,613,472
Securities of affiliate	5,090,253	5,090,253	5,057,762	5,057,762
Mortgage loans on real estate	65,467,046	65,837,725	61,271,384	61,618,488
Policy loans	14,234,652	14,234,652	14,343,606	14,343,606

Liabilities
Notes payable	13,194,554	13,100,899	14,402,889	14,267,364
Trading securities	13,227,485	13,227,485	11,671,911	11,671,911

10.	NEW ACCOUNTING STANDARDS

Recently there has been an increase in the number of modifications of acquired loans that fall under the scope of the FASB Accounting Standards Codification TM Subtopic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Subtopic 310-30 provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. Paragraph 310-30-15-6 allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool. Upon establishment of the pool, the pool becomes the unit of accounting. When loans are accounted for as a pool, the purchase discount is not allocated to individual loans; thus, all of the loans in the pool accrete at a single pool rate (based on cash flow projections for the pool). Under Subtopic 310-30, the impairment analysis also is performed on the pool as a whole as opposed to each individual loan. Paragraphs 310-40-15-4 through 15-12 establish the criteria for evaluating whether a loan modification should be classified as a troubled debt restructuring.  Specifically, paragraph 310-40-15-5 states that “a restructuring of a debt constitutes a troubled debt restructuring for purposes of this Subtopic if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider”.  Diversity in practice has developed on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring. In the view of certain entities, accounting for troubled debt restructuring does not apply to individual loans within a pool, and modified loans should remain within the pool.  In the view of other entities, each modified loan should be evaluated against the troubled debt restructuring criteria, and if the loan modification is a troubled debt restructuring, the modified loan should be removed from the pool and accounted for as a separate asset. The objective of the amendments in this Update is to address the diversity in practice regarding such modifications.  Management has determined that this Statement will not result in a change to current practice.

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

11.	SUBSEQUENT EVENT

On April 21, 2010, the arbitration panel rendered its decision relating to a dispute with an outside reinsurer regarding back billed reinsurance premiums.  The panel’s decision is final and binding.  The net effect to the financial statements of the Company is an additional expense of $26,836.  Both parties have been given 30 days from the ruling date to complete the cash transfers relative to this matter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources.  This analysis should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.  The Company reports financial results on a consolidated basis.  The consolidated financial statements include the accounts of UTG and its subsidiaries at March 31, 2010.

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

Update on Critical Accounting Policies

In our Form 10-K for the year ended December 31, 2009, we identified the accounting policies that are critical to the understanding of our results of operations and our financial position.  They relate to deferred acquisition costs (DAC), cost of insurance acquired, assumptions and judgments utilized in determining if declines in fair values of investments are other-than-temporary, and valuation methods for investments that are not actively traded.

We believe that these policies were applied in a consistent manner during the first three months of 2010.

Results of Operations

(a)	Revenues

The Company experienced a decrease of approximately $1,042,000 in premiums and policy fee revenues, net of reinsurance premiums and policy fees, when comparing the first three months of 2010 to the same period in 2009.  Unless the Company acquires a block of in-force business management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience.

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

Net investment income increased approximately 25% when comparing the first three months of 2010 to the same period in 2009.  During 2008 and 2009, management took steps to avoid catastrophic future losses by culling its investment portfolio.  As part of this portfolio evaluation process, certain investments were subsequently sold, particularly during the third and fourth quarters of 2008 and early 2009.  This resulted in a higher cash balance earning extremely low rates of interest which had an immediate impact on income.  With preservation of capital being of utmost concern, Management sat on this large cash balance waiting for the dust to settle and for opportunities with margin of safety to appear.  This patience has been rewarded and the Company began to deploy cash into investments deemed appropriate during the latter part of 2009.  The majority of this money has been invested in fixed maturity investments and discounted mortgage loans.  With the economy reeling, bankruptcies soaring and general credit drying-up, the banking industry has been under well-known pressure.  As bank failures increased dramatically, their loan portfolios have been auctioned off, sometimes at deep discounts.  The Company held approximately $35,000,000 of these loans at the end of 2009, primarily purchased during the fourth quarter of 2009.  With excess cash being invested, management believes the Company is well positioned and investment income should continue to improve during 2010.

During the fourth quarter of 2009, the Company began purchasing discounted commercial mortgage loans.  As of December 31, 2009, the Company had acquired approximately $118,000,000 of mortgage loans at a total cost of about $35,000,000, representing an average purchase price to outstanding loan of almost 30%.  As of December 31, 2009, the Company had already recorded approximately $1,000,000 in income from this loan activity.  As of March 31, 2010, the Company held almost $154,000,000 of these loans at a total cost of about $45,000,000, representing an average purchase price to outstanding loan of about 29%.  During the first three months of the year, the Company has received approximately $2,500,000 in income from these loans.  Management has extensive background and experience in the analysis and valuation of commercial real estate and believes there are significant opportunities currently available in this arena.  Experienced personnel of FSNB have also been utilized in the analysis phase.  This experience dates back to discounted loans during the Resolution Trust days where such loans were being sold from defunct savings and loans in the early 1990’s.  The discounted loans are available through the FDIC sale of assets of closed banks and from banks wanting to reduce their loan portfolios.  The loans are available on a loan by loan bid process.  Prior to placing a bid, each loan is reviewed to determine interest level utilizing such information as type of collateral, location of collateral, interest rate, current loan status and available cash flows or other sources of repayment.  Once it is determined interest in the loan remains, the collateral is physically inspected.  Following physical inspection, if interest still remains, a bid price is determined and a bid is submitted.

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

The Company had net realized investment losses of $(262,450) in the first three months of 2010 compared to net realized investment losses of $(126,868) for the same period in 2009.  At the end of 2009, the Company held a fixed income investment backed with trust preferred securities that had an other-than-temporary impairment.  During the first quarter of 2010, an additional impairment was recognized on this security of approximately $(477,000).  The investment losses for the first quarter of 2009 were the result of a portfolio evaluation process, which resulted in selling investments deemed too risky for the weakened economic environment.

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

Life benefits, claims and settlement expenses net of reinsurance benefits and claims, decreased approximately 33% in the first three months of 2010 compared to the same period in 2009.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.  Overall, reserves continue to increase on in-force policies as the average age of the insured increases.

Commissions and amortization of deferred policy acquisition costs decreased approximately $244,000 in the first three months of 2010 compared to the same period in 2009.  AC reinsurance agreements that are in place with outside companies drive the majority of this number.  Another significant factor is attributable to the Company paying fewer commissions since the Company writes very little new business and renewal premiums on existing business continue to decline.  Most of the Company’s agent agreements contained vesting provisions, which provide for continued compensation payments to agents upon their termination subject to certain minimums and often limited to a specific period of time.  Another factor is attributable to normal amortization of the deferred policy acquisition costs asset.  The Company reviews the recoverability of the asset based on current trends and known events compared to the assumptions used in the establishment of the original asset.  No impairments were recorded in any of the periods presented.

Amortization of cost of insurance acquired decreased approximately 70%, or $771,000, in the first quarter comparison.  AC’s cost of insurance acquired balance decreased approximately 23% at the end of 2009 due to the sale of its then wholly owned subsidiary Texas Imperial Life Insurance Company.  UG’s cost of insurance acquired fully amortized at the end of 2009.  UG’s amortization during the first quarter of 2009 was approximately $638,000.

Operating expenses increased approximately 9% in the first three months of 2010 compared to the same period in 2009.  A large portion of this increase was due to travel expenses related to the purchase of discounted commercial loans.

Interest expense decreased approximately 30% in the first three months of 2010 compared to the same period in 2009 due to the general decline in interest rates.  The interest rate is variable on the majority of the Company’s debt and was 2.19% and 3.66% during the first three months of 2010 and 2009, respectively.

(c)	Net Income

The Company had net income of $335,191 in the first three months of 2010 compared to a net loss of $(1,269,509) for the same period in 2009.  The net income compared to net loss last year is mainly attributable to higher investment income, lower claims, and lower amortizations.

Financial Condition

Total shareholders’ equity increased approximately $655,000 as of March 31, 2010 compared to December 31, 2009.  The increase is primarily attributable to net income.

Investments represent approximately 75% and 68% of total assets at March 31, 2010 and December 31, 2009, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company’s investment portfolio is invested in high quality, low risk investments.

As of March 31, 2010, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments held for sale".  Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.

Liquidity and Capital Resources

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and debt service.  Cash and cash equivalents as a percentage of total assets were approximately 2% and 9% as of March 31, 2010, and December 31, 2009, respectively.  Fixed maturities as a percentage of total assets were approximately 35% and 32% as of March 31, 2010 and December 31, 2009, respectively.

The Company currently has access to funds for operating liquidity.  UTG has a $5,000,000 revolving credit note with First Tennessee Bank National Association.  UG is a member of the FHLB which allows UG access to credit.  UG’s current line of credit with the FHLB is $15,000,000.  At March 31, 2010, there were no outstanding borrowings attributable to the lines of credit.

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

Net cash used in operating activities was $(3,002,592) and $(5,424,360) for the three months ending March 31, 2010 and 2009, respectively.

Net cash used in investing activities was $(23,549,625) and $(3,963,623) for the three month period ending March 31, 2010 and 2009, respectively.  During the first quarter excess cash was invested, primarily into fixed maturity investments and discounted commercial mortgage loans.  The Company’s trading portfolio involved frequent activity and also accounted for a large portion of investing activity.  The trading portfolio is designed to provide a reasonable return with an emphasis on risk management.

Net cash used in financing activities was $(888,513) and $(1,054,325) for the three month period ending March 31, 2010 and 2009, respectively.

At March 31, 2010, the Company had $13,194,554 of long-term debt outstanding.  At December 31, 2009, the Company had $14,402,889 of debt outstanding.  The debt is mainly attributable to the acquisition of ACAP at the end of 2006.

UTG is a holding company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on management fees received from its insurance subsidiaries, stockholder dividends from its subsidiaries and earnings received on cash balances.  At March 31, 2010, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries.  The Company's insurance subsidiaries have maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.  No dividends were paid to shareholders in 2009 or the first three months of 2010.

UG is an Ohio domiciled insurance company, which requires five days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory earnings or b) 10% of statutory capital and surplus.  At December 31, 2009 UG statutory shareholders' equity was $27,349,870.  At December 31, 2009, UG statutory net income was $203,629.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  There were no dividends paid during 2010.

AC is a Texas domiciled insurance company, which requires eleven days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory earnings or b) 10% of statutory capital and surplus.  At December 31, 2009 AC statutory shareholders' equity was $9,781,305.  At December 31, 2009, AC statutory net income was $4,070,586.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  There were no dividends paid during 2010.

Management believes the overall sources of liquidity available will be sufficient to satisfy the Company’s financial obligations.

Accounting Developments

Recently there has been an increase in the number of modifications of acquired loans that fall under the scope of the FASB Accounting Standards Codification TM Subtopic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Subtopic 310-30 provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. Paragraph 310-30-15-6 allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool. Upon establishment of the pool, the pool becomes the unit of accounting. When loans are accounted for as a pool, the purchase discount is not allocated to individual loans; thus, all of the loans in the pool accrete at a single pool rate (based on cash flow projections for the pool). Under Subtopic 310-30, the impairment analysis also is performed on the pool as a whole as opposed to each individual loan. Paragraphs 310-40-15-4 through 15-12 establish the criteria for evaluating whether a loan modification should be classified as a troubled debt restructuring.  Specifically, paragraph 310-40-15-5 states that “a restructuring of a debt constitutes a troubled debt restructuring for purposes of this Subtopic if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider”.  Diversity in practice has developed on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring. In the view of certain entities, accounting for troubled debt restructuring does not apply to individual loans within a pool, and modified loans should remain within the pool.  In the view of other entities, each modified loan should be evaluated against the troubled debt restructuring criteria, and if the loan modification is a troubled debt restructuring, the modified loan should be removed from the pool and accounted for as a separate asset. The objective of the amendments in this Update is to address the diversity in practice regarding such modifications.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk relates, broadly, to changes in the value of financial instruments that arise from adverse movements in interest rates, equity prices and foreign exchange rates.  The Company is exposed principally to changes in interest rates, which affect the market prices of its fixed maturities available for sale.  The Company’s exposure to equity prices and foreign currency exchange rates is immaterial.  The information presented below is in U.S. dollars, the Company’s reporting currency.

Interest rate risk

The Company’s exposure to interest rate changes results from a significant holding of fixed maturity investments and mortgage loans on real estate, all of which comprised approximately 67% of the investment portfolio as of March 31, 2010.  These investments are mainly exposed to changes in treasury rates.  The fixed maturities investments include U.S. government bonds, securities issued by government agencies, mortgage-backed bonds and corporate bonds.  Approximately 60% of the fixed maturities owned at March 31, 2010 are instruments of the United States government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government.

To manage interest rate risk, the Company performs periodic projections of asset and liability cash flows to evaluate the potential sensitivity of the investments and liabilities.  Management assesses interest rate sensitivity with respect to the available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward 100-basis point shifts in the prevailing interest rates.  The following tables set forth the potential amount of unrealized gains (losses) that could be caused by 100-basis point upward and downward shifts on the available-for-sale fixed maturities investments as of March 31, 2010:

Decreases in Interest Rates	Increases in Interest Rates

200 Basis Points	100 Basis Points	100 Basis Points	200 Basis Points
$ 28,836,000	$ 13,286,000	$ (11,474,000)	$ (21,287,000)

While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term change that illustrates the potential impact of such events.  The Company attempts to mitigate its exposure to adverse interest rate movements through staggering the maturities of its fixed maturity investments and through maintaining cash and other short term investments to assure sufficient liquidity to meets its obligations and to address reinvestment risk considerations.  Due to the composition of the Company’s book of insurance business, Management believes it is unlikely that the Company would encounter large surrender activity due to an interest rate increase that would force the disposal of fixed maturities at a loss.

At March 31, 2010, $33,724,684 of assets and $13,227,485 of liabilities were classified as trading instruments carried at fair value.  Included in these amounts are derivative investments with a fair value of $868,763 and $7,606,740 in trading security assets and trading security liabilities, respectively.  At December 31, 2009, $19,613,472 of assets and $11,671,911 of liabilities were classified as trading instruments carried at fair value.  Included in these amounts are derivative investments with a fair value of $1,054,965 and $4,753,525 in trading security assets and trading security liabilities, respectively.

The Company had no capital lease obligations, material operating lease obligations or purchase obligations outstanding as of March 31, 2010.

The Company currently has $13,194,554 of debt outstanding.

Equity risk

Equity risk is the risk that the Company will incur economic losses due to adverse fluctuations in a particular stock.  As of March 31, 2010 and December 31, 2009, the fair value of our equity securities classified as available for sale was $12,898,840 and $13,323,322, respectively.  As of March 31, 2010, a 10% decline in the value of the equity securities would result in an unrealized loss of $1,289,884, as compared to an estimated unrealized loss of $1,332,332 as of December 31, 2009.  The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by the Company of future market events, but rather as an illustration of the potential impact of such an event.

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

ITEM 6.  EXHIBITS.

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

UTG, INC.
(Registrant)

Date:	May 14, 2010	By	/s/ James P. Rousey
James P. Rousey
President, and Director

Date:	May 14, 2010	By	/s/ Theodore C. Miller
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