Form 10-Q
period 2010-06-30
UTG INC
filed 2010-08-13
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2010, was 3,875,308.

UTG, INC. AND SUBSIDIARIES
(The “Company”)

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION…………………………………………………………………………..…..............................................................................	3
ITEM 1. FINANCIAL STATEMENTS...……………………………………………………………………………..….....................................................................…	3
Consolidated Balance Sheets of June 30, 2010 and December 31, 2009………….……………………..…...........................................................................…	3
Consolidated Statements of Operations for three and six months ended June 30, 2010 and 2009……………………..........................................................	4
Consolidated Statement of Changes in Equity and Comprehensive Income
For the six months ended June 30, 2010…..………..…………………………………………………………................................................................................	5
Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009.........…........................................................................................	6
Notes to Consolidated Financial Statements…………………………………………………………………….….....................................................................…	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS…………………………………..………………………………………………….….........................................................................…..	19
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.…………………..…..................................................................…	24
ITEM 4. CONTROLS AND PROCEDURES..…………………………………………………………….………….........................................................................….	25
PART II. OTHER INFORMATION…..……………………….…………………………………………………………....................................................................….	26
ITEM 1. LEGAL PROCEEDINGS…………………………………………………………….…………………….........................................................................…….	26
ITEM 1A. RISK FACTORS……………………………………………………………………………………………......................................................................…..	26
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS………………...............................................................................……	26
ITEM 3. DEFAULTS UPON SENIOR SECURITIES…………………………………………………………….........................................................................……..	26
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS………………………………........................................................................…..	26
ITEM 5. OTHER INFORMATION...…………………………………………………………………………………......................................................................…..	27
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...…………………………………………………………........................................................................……..	27
SIGNATURES...……………………………………………………………………………………………………….......................................................................………	28
EXHIBIT INDEX...…………………………………………………………………………………………………….......................................................................……....	29

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

UTG, Inc.
AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
ASSETS	2010	2009*

Investments:
Investments available for sale:
Fixed maturities, at market (amortized $140,655,413 and $138,680,398)	$154,312,924	$139,704,693
Equity securities, at market (cost $14,902,700 and $14,316,463)	14,212,625	13,323,322
Trading securities, at market (cost $28,272,860 and $19,043,448)	28,278,781	19,613,472
Mortgage loans on real estate at amortized cost	66,650,836	61,271,384
Investment real estate, at cost, net of accumulated depreciation	44,860,035	45,556,811
Policy loans	14,145,472	14,343,606
Short-term investments	0	700,000
	322,460,673	294,513,288

Cash and cash equivalents	8,332,743	37,492,843
Investment in unconsolidated affiliate, at market (cost $5,000,000 and $5,000,000)	5,104,178	5,057,762
Accrued investment income	1,400,477	1,577,199
Reinsurance receivables:
Future policy benefits	67,584,196	68,615,385
Policy claims and other benefits	4,874,472	5,131,031
Cost of insurance acquired	14,739,646	15,402,012
Deferred policy acquisition costs	595,242	647,526
Property and equipment, net of accumulated depreciation	1,485,875	1,485,253
Income taxes receivable	35,562	500,305
Other assets	9,995,146	1,096,368
	$436,608,210	$431,518,972
Total assets

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Policy liabilities and accruals:
Future policy benefits	$310,306,909	$313,798,199
Policy claims and benefits payable	3,906,105	3,248,521
Other policyholder funds	906,424	940,357
Dividend and endowment accumulations	14,194,730	14,182,516
Deferred income taxes	15,510,713	11,950,254
Notes payable	12,460,656	14,402,889
Trading securities, at market (proceeds $9,319,566 and $10,590,552)	8,558,223	11,671,911
Other liabilities	7,375,121	7,265,586
Total liabilities	373,218,881	377,460,233

Shareholders' equity:
Common stock - no par value, stated value $.001 per share
Authorized 7,000,000 shares - 3,877,822 and 3,884,445 shares issued
after deducting treasury shares of 417,186 and 410,838	3,878	3,885
Additional paid-in capital	41,728,502	41,782,274
Retained earnings (accumulated deficit)	258,988	(1,261,503)
Accumulated other comprehensive income	7,703,338	322,156
Noncontrolling interest	13,694,623	13,211,927
Total shareholders' equity	63,389,329	54,058,739
Total liabilities and shareholders' equity	$436,608,210	$431,518,972

* Balance sheet audited at December 31, 2009.
See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Revenues:

Premiums and policy fees	$3,910,489	$4,110,880	$8,033,347	$9,273,277
Reinsurance premiums and policy fees	(1,481,444)	(984,188)	(2,447,535)	(1,948,014)
Net investment income	4,875,160	3,059,109	9,198,109	6,502,392
Realized investment (losses), net	736	(3,273,666)	(261,714)	(3,400,534)
Other income	472,971	499,982	939,353	1,017,862
	7,777,912	3,412,117	15,461,560	11,444,983

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life	5,862,899	6,148,948	11,874,555	13,410,673
Reinsurance benefits and claims	(2,113,801)	(1,870,896)	(3,869,632)	(2,812,772)
Annuity	332,393	252,927	498,061	558,115
Dividends to policyholders	151,625	158,316	319,548	421,803
Commissions and amortization of deferred
policy acquisition costs	(226,811)	53,262	(344,185)	180,340
Amortization of cost of insurance acquired	331,183	1,099,376	662,366	2,201,407
Operating expenses	1,848,216	1,852,517	3,819,786	3,662,336
Interest expense	84,593	118,259	181,277	257,095
	6,270,297	7,812,709	13,141,776	17,878,997

Income (loss) before income taxes	1,507,615	(4,400,592)	2,319,784	(6,434,014)
Income tax benefit (expense)	(234,208)	31,250	(546,737)	515,237

Net income (loss)	1,273,407	(4,369,342)	1,773,047	(5,918,777)

Net (income) loss attributable to noncontrolling interest	(88,107)	452,334	(252,556)	732,260

Net income (loss) attributable to common shareholders	$1,185,300	$(3,917,008)	$1,520,491	$(5,186,517)

Basic income (loss) per share	$0.31	$(1.02)	$0.39	$(1.35)

Diluted income (loss) per share	$0.31	$(1.02)	$0.39	$(1.35)

Basic weighted average shares outstanding	3,879,794	3,828,614	3,877,852	3,830,776

Diluted weighted average shares outstanding	3,879,794	3,828,614	3,877,852	3,830,776
See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES
Consolidated Statement of Changes in Equity and Comprehensive Income
(Unaudited)

Six Months Ended
Common stock	June 30, 2010
Balance, beginning of year	$3,885
Issued during year	0
Treasury shares acquired and retired	(7)
Balance, end of period	3,878

Additional paid-in capital
Balance, beginning of year	41,782,274
Issued during year	0
Treasury shares acquired and retired	(53,772)
Balance, end of period	41,728,502

Retained earnings (accumulated deficit)
Balance, beginning of year	(1,261,503)
Net income attributable to common shareholders	1,520,491
Balance, end of period	258,988

Accumulated other comprehensive income
Balance, beginning of year	322,156
Other comprehensive income
Unrealized holding gains on securities net of
noncontrolling and reclassification adjustment
and taxes	7,381,182
Balance, end of period	7,703,338

Noncontrolling interest
Balance, beginning of year	13,211,927
Contributions	0
Distributions	0
Gain attributable to noncontrolling interest	482,696
Balance, end of year	13,694,623

Total shareholders' equity, end of period	$63,389,329

Comprehensive income
Net income attributable to common shareholders	$1,520,491
Unrealized holding gains on securities net of
noncontrolling and reclassification adjustment
and taxes	7,381,182
Total comprehensive income	$8,901,673
See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2010	2009

Cash flows from operating activities:
Net income (loss) attributable to common shares	$ 1,520,491	$ (5,186,517)
Adjustments to reconcile net income (loss) to net cash
used in operating activities net of changes in assets
and liabilities resulting from the sales and purchases
of subsidiaries:
Amortization/accretion of fixed maturities	60,721	50,599
Realized investment losses	1,731,736	3,400,534
Non-cash trading activity included in income	(767,264)	332,672
Amortization of deferred policy acquisition costs	52,284	82,972
Amortization of cost of insurance acquired	662,366	2,201,407
Depreciation	643,938	837,529
Net income (loss) attributable to noncontrolling interest	252,556	(732,260)
Change in accrued investment income	176,722	61,721
Change in reinsurance receivables	1,287,748	671,015
Change in policy liabilities and accruals	(1,946,967)	(1,968,232)
Charges for mortality and administration of
universal life and annuity products	(3,902,722)	(4,059,530)
Interest credited to account balances	2,727,166	2,872,281
Change in income taxes receivable/payable	(85,428)	(777,679)
Change in other assets and liabilities, net	(8,946,956)	(4,123,727)
Net cash used in operating activities	(6,533,609)	(6,337,215)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	12,908,346	28,300,116
Equity securities	428,309	45,725,556
Trading securities	102,003,272	0
Mortgage loans	17,958,926	4,046,925
Real estate	921,964	85,445
Policy loans	1,614,938	1,911,765
Short-term	700,000	0
Total proceeds from investments sold and matured	136,535,755	80,069,807
Cost of investments acquired:
Fixed maturities available for sale	(16,861,804)	(28,731,114)
Equity securities	(1,014,635)	(27,157,177)
Trading securities	(113,930,370)	0
Mortgage loans	(23,338,378)	(3,172)
Real estate	(799,048)	(772,073)
Policy loans	(1,416,804)	(1,813,861)
Total cost of investments acquired	(157,361,039)	(58,477,397)
Purchase of investment in unconsolidated affiliate	0	(1,000,000)
Purchase of property and equipment	(72,293)	(17,403)
Net cash provided by (used in) investing activities	(20,897,577)	20,575,007

Cash flows from financing activities:
Policyholder contract deposits	3,463,268	3,737,661
Policyholder contract withdrawals	(3,196,170)	(3,378,568)
Payments on notes payable	(1,942,233)	(1,198,478)
Purchase of treasury stock	(53,779)	(94,217)
Net cash used in financing activities	(1,728,914)	(933,602)

Net decrease in cash and cash equivalents	(29,160,100)	13,304,190
Cash and cash equivalents at beginning of period	37,492,843	39,995,875
Cash and cash equivalents at end of period	$ 8,332,743	$ 53,300,065
See accompanying notes.

UTG, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At June 30, 2010, Mr. Correll owns or controls directly and indirectly approximately 59.5% of UTG’s outstanding stock.

At June 30, 2010 consolidated subsidiaries of UTG, Inc. were as depicted on the following organizational chart:

UTG, Inc
(UTG)
20-2907892 DE
Roosevelt Equity Corporation
(REC)
37-0949882 DE
100%
100%
Universal Guaranty Life Insurance Company
(UG)
70130
31-0727974 OH
Sun Valley Homes (AZ), LLC
(Sun Valley)
27-0660712 AZ
67%
100%
Stanford Wilderness Road, LLC
(SWR)
20-3705703 KY
100%
Cumberland Woodlands, LLC
(CW)
26-1700910 KY
74%
HPG Acquisitions, LLC
(HPG)
20-5638300 TX
51%
RLF Lexington Properties, LLC
(Lexington)
20-5935357 CO
73%
ACAP Corporation
(ACAP)
25-1489730 DE
100%
American Capitol Insurance Company
(AC)
60291
74-1219404 TX
100%
Imperial Plan, Inc
(Imperial Plan)
76-0293391 TX

2.	INVESTMENTS

A.	Available for Sale Securities

As of June 30, 2010 and December 31, 2009, fixed maturities available for sale represented 47% of total invested assets. The Company’s insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, and the Company’s business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and other high quality low risk investments.  Some insurance companies have suffered significant losses in their investment portfolios in the last few years; however because of the Company’s conservative investment philosophy, the Company has avoided such significant losses.

At June 30, 2010, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  The Company has identified securities it may sell and classified them as “investments available for sale”.  Investments available for sale are carried at market, with changes in market value directly charged to shareholders’ equity.  To provide additional flexibility and liquidity, the Company has categorized all fixed maturity investments as “investments available for sale”.

The amortized cost and estimated market values of investments in securities including investments held for sale are as follows:

	Original or	Gross	Gross
	Amortized	Unrealized	Unrealized	Market
June 30, 2010	Cost	Gains	Losses	Value
Investments held for sale:
Fixed maturities
U.S. Government and govt.
agencies and authorities	$83,001,995	$9,916,057	$0	$92,918,052
States, municipalities and
political subdivisions	395,000	12,661	0	407,661
Collateralized mortgage
obligations	17,620,259	837,568	(8,163)	18,449,664
Public utilities	905,100	86,476	0	991,576
All other corporate bonds	38,733,057	3,063,999	(251,085)	41,545,971
	140,655,411	13,916,761	(259,248)	154,312,924
Equity securities	14,902,700	57,876	(747,951)	14,212,625
Total	$155,558,111	$13,974,637	$(1,007,199)	$168,525,549

Securities of affiliate	$5,000,000	$104,178	$0	$5,104,178

December 31, 2009	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Investments held for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$73,298,975	$1,773,136	$(1,375,073)	$73,697,038
States, municipalities and political subdivisions	2,567,650	44,274	(192,776)	2,419,148
Collateralized mortgage obligations	17,992,385	829,076	0	18,821,461
All other corporate bonds	44,821,388	1,443,401	(1,497,743)	44,767,046
	138,680,398	4,089,887	(3,065,592)	139,704,693
Equity securities	14,316,463	29,000	(1,022,141)	13,323,322
Total	$152,996,861	$4,118,887	$(4,087,733)	$153,028,015

Securities of affiliate	$5,000,000	$57,762	$0	$5,057,762

The fair value of investments with sustained gross unrealized losses at June 30, 2010 and December 31, 2009 are as follows:

June 30, 2010		Less than 12 months		12 Months or longer		Total
		Fair value	Unrealized	Fair value	Unrealized losses	Fair value	Unrealized losses
			losses
U.S Government and govt. agencies and authorities		0	0	0	0	0	0

	$
Collateralized mortgage obligations		126,833	(8,163)	0	0	126,833	(8,163)
All other corporate bonds		0	0	1,710,923	(251,085)	1,710,923	(251,085)
Total fixed maturity		126,833	(8,163)	1,710,923	(251,085)	1,837,756	(259,248)
	$
Equity securities		70,960	(20,300)	5,248,609	(727,651)	5,319,569	(747,951)
	$

December 31, 2009	Less than 12 months		12 Months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S Government and govt. agencies and authorities	$46,581,332	(1,375,073)	0	0	46,581,332	(1,375,073)
States, municipalities and political subdivisions	0	0	1,247,224	(192,776)	1,247,224	(192,776)
All other corporate bonds	12,305,039	(215,636)	2,514,618	(1,282,107)	14,819,657	(1,497,743)
Total fixed maturity	$58,886,371	(1,590,709)	3,761,842	(1,474,883)	62,648,213	(3,065,592)
Equity securities	$908,010	(244,095)	4,474,508	(778,046)	5,382,518	(1,022,141)

The unrealized losses of fixed maturity investments were primarily due to financial market participants’ perception of increased risks associated with the current market environment, resulting in higher interest rates.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  The unrealized losses of equity investments were primarily caused by normal market fluctuations in publicly traded securities.

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary.  Based on an evaluation of the issues, including, but not limited to, intentions to sell or ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover; the length of time and amount of the unrealized loss; and the credit ratings of the issuers of the investments, the Company held three fixed maturity investments as other-than-temporarily impaired at June 30, 2010 and December 31, 2009. Other-than-temporary impairments of $477,386 and $2,007,174 were taken in the first six months of 2010 and during the twelve months ended December 31, 2009, respectively.  The other-than-temporary impairments during 2009 and 2010 were due to changes in expected future cash flows of investments in bonds backed by trust preferred securities of banks.

June 30, 2010	Beginning Amortized Cost	OTTI Credit Loss	Ending Amortized Cost	Unrealized Loss	Carrying Value
Preferred Term Securities I	$416,157	$(4,067)	$412,090	$(112,072)	$300,018

Preferred Term Securities II	$2,161,808	$(473,319)	$1,688,489	$(1,612,975)	$75,514

December 31, 2009	Beginning Amortized Cost	OTTI Credit Loss	Ending Amortized Cost	Unrealized Loss	Carrying Value
Preferred Term Securities I	$508,816	$(92,659)	$416,157	$(99,998)	$316,159

Preferred Term Securities II	$4,076,323	$(1,914,515)	$2,161,808	$(1,115,670)	$1,046,138

The amortized cost and estimated market value of debt securities at June 30, 2010, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Held for Sale June 30, 2010	Amortized Cost	Estimated Market Value
Due in one year or less	$714,190	$719,886
Due after one year through five years	15,575,578	16,789,150
Due after five years through ten years	37,692,644	41,760,730
Due after ten years	68,551,230	76,029,292
Collateralized mortgage obligations	18,121,771	19,013,866
Total	$140,655,413	$154,312,924

B.	Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the consolidated statements of operations.  Trading securities include exchange-traded equities and exchange-traded equity options.  The fair value of trading securities included in assets was $28,278,781 and $19,613,472 as of June 30, 2010 and December 31, 2009, respectively.  The fair value of trading securities included in liabilities was $(8,558,223) and $(11,671,911) as of June 30, 2010 and December 31, 2009, respectively.  Trading securities’ unrealized gains were $2,295,049 and $570,024 as of June 30, 2010 and December 31, 2009, respectively. Unrealized losses due to trading securities were $(1,527,785) and $(1,081,360) as of June 30, 2010 and December 31, 2009, respectively.  Trading securities carried as liabilities are securities sold short.  A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  Realized gains (losses) from trading securities were $(1,470,022) and $525,000 as of June 30, 2010 and December 31, 2009, respectively. Trading securities are classified in cash flows from operating activities. Trading revenue charged to net income from trading securities was:

Trading Revenue Included in Net Investment Income
	Six months ended June 30, 2010	Twelve months ended December 31, 2009
Type of Instrument	Trading Revenue	Trading Revenue
Equity	$797,687	$13,667

C.	Derivatives

As of June 30, 2010, the Company held derivative instruments in the form of exchange-traded equity options.  The Company currently does not designate derivatives as hedging instruments.  Exchange-traded equity options are combined with exchange-traded equity securities in the Company’s trading portfolio, with the primary objective of generating a fair return while reducing risk.  These derivatives are carried at fair value, with unrealized gains and losses recognized in net investment income.  The fair value of derivatives included in trading security assets and trading security liabilities as of June 30, 2010 was $387,863 and $(7,382,213), respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2009 was $1,054,965 and $(4,753,525), respectively.  Realized gains (losses) due to derivatives were $(582,328) and $525,000 as of June 30, 2010 and December 31, 2009, respectively. Unrealized gains included in trading security assets due to derivatives were $123,622 and $110,013 as of June 30, 2010 and December 31, 2009, respectively. Unrealized gains (losses) included in trading security liabilities due to derivatives were $837,172 and $(432,720) as of June 30, 2010 and December 31, 2009, respectively.

D.	Mortgages

The Company held mortgage loans on real estate in the amount of $66,650,836 and $61,271,384 at June 30, 2010 and December 31, 2009, respectively.  Included in the amounts are discounted commercial mortgage loans with a carrying value of $47,700,424 and $35,224,022 with contractually required payments receivable of $165,103,207 and $118,368,661 at June 30, 2010 and December 31, 2009, respectively.  Carrying value and fair value are considered approximately equal as these loans were purchased recently in arm’s length transactions.  At June 30, 2010 and December 31, 2009, $95,400,848 and $70,448,044 in cash flows were expected to be collected.  The Company currently accounts for discounted commercial mortgage loans on a cash basis until a reasonable history is established.  Management is currently analyzing the effects of ASC 310-30 as it relates to discounted mortgage loans.  The amortization of the discount is considered to be immaterial at this point in time.

3.	NOTES PAYABLE

At June 30, 2010 and December 31, 2009, the Company had $12,460,656 and $14,402,889 of long-term debt outstanding, respectively.

On December 8, 2006, UTG borrowed funds from First Tennessee Bank National Association through execution of an $18,000,000 promissory note.  The note is secured by the pledge of 100% of the common stock of UG.  The promissory note carries a variable rate of interest based on the 3 month LIBOR rate plus 180 basis points.  Interest is payable quarterly.  Principal is payable annually beginning at the end of the second year in five installments of $3,600,000. The loan matures on December 7, 2012.  The Company borrowed $0 and has made $725,008 in principal payments in 2010. At June 30, 2010 the outstanding principal balance on this debt was $9,766,753. The next required principal payment on this debt is due in December of 2010.  In July 2010, the Company paid an additional $1,100,000 on the principal of this note.

In addition to the above promissory note, First Tennessee Bank National Association also provided UTG, Inc. with a $5,000,000 revolving credit note.  During 2010 Management decided that a reduction to $2,750,000 in this line of credit was more reasonable for current operations. This note is for a one-year term and may be renewed by consent of both parties.  The credit note is to provide operating liquidity for UTG, Inc. The promissory note carries a variable rate of interest based on the 90 day LIBOR rate plus 2.75 percentage points, but at no time will the rate be less than 3.25%. The collateral held on the above note also secures this credit note.  During 2010, the Company had no borrowings from the note.  At June 30, 2010, the Company had no outstanding balance attributable to this note.

In November 2007, UG became a member of the Federal Home Loan Bank (“FHLB”).  This membership allows the Company access to additional credit up to a maximum of 50% of the total assets of UG.  To be a member of the FHLB, the Company was required to purchase shares of common stock of FHLB.  Borrowing capacity is based on 50 times each dollar of stock acquired in FHLB above the “base membership” amount.  The Company’s current LOC with the FHLB is $15,000,000.  During 2010, the Company had no borrowings against this LOC. At June 30, 2010 the Company had no outstanding balance attributable to this LOC.

In January 2007, UG became a 51% owner of the newly formed RLF Lexington Properties LLC (“Lexington”). The entity was formed to hold, for investment purposes, certain investment real estate acquired. As part of the purchase price of the real estate owned by Lexington, the seller provided financing through the issuance of five promissory notes of $1,200,000 each totaling $6,000,000. The notes bear interest at the fixed rate of 5%. The notes came due beginning on January 5, 2008, and each January 5 thereafter until 2012 when the final note is repaid.  As of June 30, 2010 the outstanding balance was $2,400,000.

On February 7, 2007, HPG Acquisitions (“HPG”), a 74% owned affiliate of the Company, borrowed funds from First National Bank of Midland, through execution of a $373,862 promissory note. The note is secured by real estate owned by HPG. The note bears interest at a fixed rate of 5%. The first payment was due January 15, 2008. There will be 119 regular payments of $3,965 followed by one irregular last payment estimated at $44,125. At June 30, 2010, the outstanding balance on this debt was $293,903.

The consolidated scheduled principal reductions on the notes payable for the next five years are as follows:

Year	Amount
2010	$2,893,616
2011	4,827,008
2012	4,522,012
2013	31,586
2014	34,154

4.	CAPITAL STOCK TRANSACTIONS

A.	Stock Repurchase Program

On June 5, 2001, the Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of up to $1 million of UTG's common stock.  On June 16, 2004, an additional $1 million was authorized for repurchasing shares.  On April 18, 2006, an additional $1 million was authorized for repurchasing shares.  On June 16, 2010, an additional $500,000 was authorized for repurchasing shares at current market value.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company.  Through July 2010, UTG has spent $2,935,755 in the acquisition of 419,700 shares under this program.

B.	Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period, retroactively adjusted to give effect to all stock splits, in accordance with Statement of Financial Accounting Standards No. 128 (see FASB Codification 200-10-Sections 5, 10, 15, 45, 55, and 60.)  At June 30, 2010, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

6.	OTHER CASH FLOW DISCLOSURES

On a cash basis, the Company paid $166,576 and $252,778 in interest expense during the first six months of 2010 and 2009, respectively.  The Company paid $632,298 and $285,352 in federal income tax during the first six months of 2010 and 2009, respectively.

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

8.	COMPREHENSIVE INCOME

		Tax
	Before-Tax	(Expense)	Net of Tax
June 30, 2010	Amount	or Benefit	Amount

Unrealized holding gains during
Period	$11,758,302	$(4,115,406)	$7,642,896
Less: reclassification adjustment
for losses realized in net income	(402,637)	140,923	(261,714)
Change in other comprehensive income	$11,355,665	$(3,974,483)	$7,381,182

9.	FAIR VALUE MEASUREMENTS

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

The following table presents the level within the hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of June 30, 2010.

	Level 1	Level 2	Level 3	Total
Assets
Fixed Maturities, available for sale	$6,831,727	$147,481,197	$0	$154,312,924
Equity Securities, available for sale	17,036,031	2,280,772	0	19,316,803
Trading Securities	28,278,781	0	0	28,278,781
Total Financial Assets Carried at Fair Value	$52,146,539	$149,761,969	$0	$201,908,508

	Level 1	Level 2	Level 3	Total
Liabilities
Trading Securities	$8,558,223	$0	$0	$8,558,223

The financial statements include various estimated fair value information at June 30, 2010 and December 31, 2009, as required by Statement of Financial Accounting Standards 107, Disclosure about Fair Value of Financial Instruments (SFAS 107, See FASB Codification 825-10 Sections 50, 55, 60).  Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments required to be valued by SFAS 107 (see FASB Codification 825-10 Sections 50, 55, 60) for which it is practicable to estimate that value:

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

The estimated fair values of the Company's financial instruments required to be valued by SFAS 107 (See Codification 825-10 Sections 50, 55, 60) are as follows as of June 30:

	2010		2009
Assets	Carrying Amount	Estimated Market Value	Carrying Amount	Estimated Market Value
Fixed maturities available for sale	$154,312,924	$154,312,924	$177,117,132	$177,117,132
Equity securities	14,212,625	14,212,625	13,720,437	13,720,437
Trading securities	28,278,781	28,278,781	2,642,530	2,642,530
Securities of affiliate	5,104,178	5,104,178	5,014,441	5,014,441
Mortgage loans on real estate	66,650,836	67,194,144	36,166,811	36,644,194
Policy loans	14,145,472	14,145,472	14,534,951	14,534,951

Liabilities
Notes payable	12,460,656	12,367,309	14,418,288	14,252,932
Trading securities	8,558,223	8,558,223	4,705,402	4,705,402

10.	NEW ACCOUNTING STANDARDS

In July 2010, the FASB issued the ASU No. 2010-20 Consolidations (Topic 310) Receivables. The main objective in developing this Update is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This Update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. Currently, a high threshold for recognition of credit impairments impedes timely recognition of losses. In April 2010, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) No. 2010-18 Consolidations (Topic 310), Receivables. As a result of the amendments in this Update, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments in this Update do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.  The adoption of ASU No 2010-18 did not have an impact on the Company’s consolidated financial statements.

The FASB issued the ASU No. 2010-10 Consolidation (Topic 810), Amendments for Certain Investment Funds. The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. The deferral also does not apply to interests in securitization entities, asset-backed financing entities, or entities formerly considered qualifying special purpose entities. In addition, the deferral applies to a reporting entity’s interest in an entity that is required to comply or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20. The amendments in this Update also clarify that for entities that do not qualify for the deferral, related parties should be considered when evaluating each of the criteria in paragraph 810-10-55-37, as amended by Statement 167, for determining whether a decision maker or service provider fee represents a variable interest. In addition, the requirements for evaluating whether a decision maker’s or service provider’s fee is a variable interest are modified to clarify the Board’s intention that a quantitative calculation should not be the sole basis for this evaluation. The amendments in this update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period.  Management has determined that this Statement will not result in a change to current practice.

In February 2010, FASB issued ASU 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements, which amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-09 is effective upon issuance. The adoption of ASU 2010-09 did not have a material impact on the Company's consolidated financial statements.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources.  This analysis should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.  The Company reports financial results on a consolidated basis.  The consolidated financial statements include the accounts of UTG and its subsidiaries at June 30, 2010.

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

We believe that these policies were applied in a consistent manner during the first six months of 2010.

Results of Operations

(a)	Revenues

The Company experienced a decrease of approximately $(1,739,000) in premiums and policy fee revenues, net of reinsurance premiums and policy fees, when comparing the first six months of 2010 to the same period in 2009 and a decrease of approximately $(698,000) for the second quarter comparison.  Unless the Company acquires a block of in-force business management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience.

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

Net investment income increased approximately 41% when comparing the first six months of 2010 to the same period in 2009 and increased approximately 59% when comparing second quarter results.  During 2008 and 2009, management took steps to avoid catastrophic future losses by culling its investment portfolio.  As part of this portfolio evaluation process, certain investments were subsequently sold, particularly during the third and fourth quarters of 2008 and early 2009.  This resulted in a higher cash balance earning extremely low rates of interest which had an immediate impact on income.  With preservation of capital being of utmost concern, Management sat on this large cash balance waiting for the dust to settle and for opportunities with margin of safety to appear.  This patience has been rewarded and the Company began to deploy cash into investments deemed appropriate during the latter part of 2009.  The majority of this money has been invested in fixed maturity investments and discounted mortgage loans.  With the economy reeling, bankruptcies soaring and general credit drying-up, the banking industry has been under well-known pressure.  As bank failures increased dramatically, their loan portfolios have been auctioned off, sometimes at deep discounts.  The Company held approximately $35,000,000 of these loans at the end of 2009, primarily purchased during the fourth quarter of 2009.  With excess cash being invested, management believes the Company is well positioned and investment income should continue to improve during 2010.

During the fourth quarter of 2009, the Company began purchasing discounted commercial mortgage loans.  As of December 31, 2009, the Company had acquired approximately $118,000,000 of mortgage loans at a total cost of about $35,000,000, representing an average purchase price to outstanding loan of almost 30%.  As of December 31, 2009, the Company had already recorded approximately $1,000,000 in income from this loan activity.  As of June 30, 2010, the Company held about $165,000,000 of these loans at a total cost of about $47,700,000, representing an average purchase price to outstanding loan of about 29%.  During the first six months of the year, the Company has received approximately $4,800,000 in income from these loans.  Management has extensive background and experience in the analysis and valuation of commercial real estate and believes there are significant opportunities currently available in this arena.  Experienced personnel of FSNB have also been utilized in the analysis phase.  This experience dates back to discounted loans during the Resolution Trust days where such loans were being sold from defunct savings and loans in the early 1990’s.  The discounted loans are available through the FDIC sale of assets of closed banks and from banks wanting to reduce their loan portfolios.  The loans are available on a loan by loan bid process.  Prior to placing a bid, each loan is reviewed to determine interest level utilizing such information as type of collateral, location of collateral, interest rate, current loan status and available cash flows or other sources of repayment.  Once it is determined interest in the loan remains, the collateral is physically inspected.  Following physical inspection, if interest still remains, a bid price is determined and a bid is submitted.

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

The Company had net realized investment losses of $(261,714) in the first six months of 2010 compared to net realized investment losses of $(3,400,534) for the same period in 2009.  At the end of 2009, the Company held a fixed income investment backed with trust preferred securities that had an other-than-temporary impairment.  During the first quarter of 2010, an additional impairment was recognized on this security of approximately $(477,000).  No additional impairment was taken during the second quarter.  The investment losses for the first quarter of 2009 were the result of a portfolio evaluation process, which resulted in selling investments deemed too risky for the weakened economic environment and losses on exchange traded funds.

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

Life benefits, claims and settlement expenses net of reinsurance benefits and claims, decreased approximately 24% in the first six months of 2010 compared to the same period in 2009 and decreased approximately 12% in the second quarter comparison.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.  Overall, reserves continue to increase on in-force policies as the average age of the insured increases.

Commissions and amortization of deferred policy acquisition costs decreased approximately $525,000 in the first six months of 2010 compared to the same period in 2009 and approximately $280,000 in the second quarter comparison.  AC reinsurance agreements that are in place with outside companies drive the majority of this number.  Another significant factor is attributable to the Company paying fewer commissions since the Company writes very little new business and renewal premiums on existing business continue to decline.  Most of the Company’s agent agreements contained vesting provisions, which provide for continued compensation payments to agents upon their termination subject to certain minimums and often limited to a specific period of time.  Another factor is attributable to normal amortization of the deferred policy acquisition costs asset.  The Company reviews the recoverability of the asset based on current trends and known events compared to the assumptions used in the establishment of the original asset.  No impairments were recorded in any of the periods presented.

Amortization of cost of insurance acquired decreased approximately 70%, or $1,540,000, in the first six months of 2010 compared to the same period in 2009 and decreased approximately 70%, or $768,000, in the second quarter comparison.  AC’s cost of insurance acquired balance decreased approximately 23% at the end of 2009 due to the sale of its then wholly owned subsidiary Texas Imperial Life Insurance Company.  UG’s cost of insurance acquired fully amortized at the end of 2009.

Operating expenses increased approximately 4% in the first six months of 2010 compared to the same period in 2009 and was almost unchanged in the second quarter comparison.  A large portion of this increase was due to travel expenses related to the purchase of discounted commercial loans.

Interest expense decreased approximately 29% in the first six months of 2010 compared to the same period in 2009 due to the general decline in interest rates.  The interest rate is variable on the majority of the Company’s debt.

(c)	Net Income

The Company had net income of $1,520,491 in the first six months of 2010 compared to a net loss of $(5,186,517) for the same period in 2009 and net income of $1,185,300 during the second quarter of 2010 compared to a net loss of $(3,917,008) in the same period in 2009.  The net income compared to net loss last year is mainly attributable to higher investment income, lower realized losses, and lower amortizations.

Financial Condition

Total shareholders’ equity increased approximately $9,300,000 as of June 30, 2010 compared to December 31, 2009.  The increase is primarily attributable to unrealized gains included in other comprehensive income.

Investments represent approximately 74% and 68% of total assets at June 30, 2010 and December 31, 2009, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company’s investment portfolio is invested in high quality, low risk investments.

As of June 30, 2010, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments held for sale".  Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.

Liquidity and Capital Resources

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and debt service.  Cash and cash equivalents as a percentage of total assets were approximately 2% and 9% as of June 30, 2010, and December 31, 2009, respectively.  Fixed maturities as a percentage of total assets were approximately 35% and 32% as of June 30, 2010 and December 31, 2009, respectively.

The Company currently has access to funds for operating liquidity.  UTG has a $2,750,000 revolving credit note with First Tennessee Bank National Association.  UG is a member of the FHLB which allows UG access to credit.  UG’s current line of credit with the FHLB is $15,000,000.  At June 30, 2010, there were no outstanding borrowings attributable to the lines of credit.

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

Net cash used in operating activities was $(6,533,609) and $(6,337,215) for the six months ending June 30, 2010 and 2009, respectively.

Net cash provided by (used in) investing activities was $(20,897,577) and $20,575,007 for the six month period ending June 30, 2010 and 2009, respectively.  During the first half of the year excess cash was invested, primarily into fixed maturity investments and discounted commercial mortgage loans.  The Company’s trading portfolio involved frequent activity and also accounted for a large portion of investing activity.  The trading portfolio is designed to provide a reasonable return with an emphasis on risk management.

Net cash used in financing activities was $(1,728,914) and $(933,602) for the six month period ending June 30, 2010 and 2009, respectively.

At June 30, 2010, the Company had $12,460,656 of long-term debt outstanding.  At December 31, 2009, the Company had $14,402,889 of debt outstanding.  The debt is mainly attributable to the acquisition of ACAP at the end of 2006.

UTG is a holding company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on management fees received from its insurance subsidiaries, stockholder dividends from its subsidiaries and earnings received on cash balances.  At June 30, 2010, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries.  The Company's insurance subsidiaries have maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.  No dividends were paid to shareholders in 2009 or the first six months of 2010.

UG is an Ohio domiciled insurance company, which requires five days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory earnings or b) 10% of statutory capital and surplus.  At December 31, 2009 UG statutory shareholders' equity was $27,349,870.  At December 31, 2009, UG statutory net income was $203,629.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  There were no dividends paid during the first six months of 2010.

AC is a Texas domiciled insurance company, which requires eleven days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory earnings or b) 10% of statutory capital and surplus.  At December 31, 2009 AC statutory shareholders' equity was $9,781,305.  At December 31, 2009, AC statutory net income was $4,070,586.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  AC paid ACAP ordinary dividends of $728,130 during 2010.

Management believes the overall sources of liquidity available will be sufficient to satisfy the Company’s financial obligations.

Accounting Developments

In July 2010, the FASB issued the ASU No. 2010-20 Consolidations (Topic 310) Receivables. The main objective in developing this Update is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This Update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. Currently, a high threshold for recognition of credit impairments impedes timely recognition of losses. In April 2010, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) No. 2010-18 Consolidations (Topic 310), Receivables. As a result of the amendments in this Update, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments in this Update do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.  The adoption of ASU No 2010-18 did not have an impact on the Company’s consolidated financial statements.

The FASB issued the ASU No. 2010-10 Consolidation (Topic 810), Amendments for Certain Investment Funds. The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. The deferral also does not apply to interests in securitization entities, asset-backed financing entities, or entities formerly considered qualifying special purpose entities. In addition, the deferral applies to a reporting entity’s interest in an entity that is required to comply or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20. The amendments in this Update also clarify that for entities that do not qualify for the deferral, related parties should be considered when evaluating each of the criteria in paragraph 810-10-55-37, as amended by Statement 167, for determining whether a decision maker or service provider fee represents a variable interest. In addition, the requirements for evaluating whether a decision maker’s or service provider’s fee is a variable interest are modified to clarify the Board’s intention that a quantitative calculation should not be the sole basis for this evaluation. The amendments in this update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period.  Management has determined that this Statement will not result in a change to current practice.

In February 2010, FASB issued ASU 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements, which amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-09 is effective upon issuance. The adoption of ASU 2010-09 did not have a material impact on the Company's consolidated financial statements.

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

Interest rate risk

The Company’s exposure to interest rate changes results from a significant holding of fixed maturity investments and mortgage loans on real estate, all of which comprised approximately 69% of the investment portfolio as of June 30, 2010. These investments are mainly exposed to changes in treasury rates.  The fixed maturities investments include U.S. government bonds, securities issued by government agencies, mortgage-backed bonds and corporate bonds.  Approximately 54% of the fixed maturities owned at June 30, 2010 are instruments of the United States government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government.

To manage interest rate risk, the Company performs periodic projections of asset and liability cash flows to evaluate the potential sensitivity of the investments and liabilities.  Management assesses interest rate sensitivity with respect to the available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward 100-basis point shifts in the prevailing interest rates.  The following tables set forth the potential amount of unrealized gains (losses) that could be caused by 100-basis point upward and downward shifts on the available-for-sale fixed maturities investments as of June 30, 2010:

Decreases in Interest Rates	Increases in Interest Rates

200 Basis Points	100 Basis Points	100 Basis Points	200 Basis Points
$ 31,788,000	$ 14,660,000	$ (12,345,000)	$ (22,993,000)

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

At June 30, 2010, $28,278,781 of assets and $(8,558,223) of liabilities were classified as trading instruments carried at fair value.  Included in these amounts are derivative investments with a fair value of $387,863 and $(7,382,213) in trading security assets and trading security liabilities, respectively.  At December 31, 2009, $19,613,472 of assets and $11,671,911 of liabilities were classified as trading instruments carried at fair value.  Included in these amounts are derivative investments with a fair value of $1,054,965 and $(4,753,525) in trading security assets and trading security liabilities, respectively.

The Company had no capital lease obligations, material operating lease obligations or purchase obligations outstanding as of June 30, 2010.

The Company currently has $12,460,656 of debt outstanding.

Equity risk

Equity risk is the risk that the Company will incur economic losses due to adverse fluctuations in a particular stock.  As of June 30, 2010 and December 31, 2009, the fair value of our equity securities classified as available for sale was $14,212,625 and $13,323,322, respectively.  As of June 30, 2010, a 10% decline in the value of the equity securities would result in an unrealized loss of $1,421,263, as compared to an estimated unrealized loss of $1,332,332 as of December 31, 2009.  The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by the Company of future market events, but rather as an illustration of the potential impact of such an event.

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

NONE

ITEM 1A.  RISK FACTORS

NONE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of UTG, Inc was held on June 16, 2010, at which the following matters were submitted to a vote of shareholders:

1.  Votes regarding the election of eleven directors:

DIRECTOR	FOR	WITHHELD	Broker Non-Votes
John S. Albin	31,326	2,208	180,369
Randall L. Attkisson	31,890	1,644	180,369
Joseph A. Brinck, II	32,973	561	180,369
Jesse T. Correll	31,890	1,644	180,369
Ward F. Correll	31,890	1,644	180,369
Thomas F. Darden, II	32,973	561	180,369
Howard L. Dayton, Jr.	32,973	561	180,369
Daryl J. Heald	32,973	561	180,369
Peter L. Ochs	32,973	561	180,369
William W. Perry	32,973	561	180,369
James P. Rousey	31,890	1,644	180,369

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

REPORTS ON FORM 8-K

The Company filed two 8-K Forms on June 16, 2010 relating to corporate governance and management.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTG, INC.
(Registrant)

Date:	August 13, 2010	By	/s/ James P. Rousey
James P. Rousey
President, and Director

Date:	August 13, 2010	By	/s/ Theodore C. Miller
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