Form 10-Q
period 2010-09-30
UTG INC
filed 2010-11-12
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2010, was 3,862,606.
UTG, INC. AND SUBSIDIARIES
(The “Company”)

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION…………………………………………………………………………..…..........................................................................................................................................	3
ITEM 1. FINANCIAL STATEMENTS...……………………………………………………………………………..…….................................................................................................................................	3
Condensed Consolidated Balance Sheets of September 30, 2010 and December 31, 2009………….……..…....................................................................................................................................	3
Condensed Consolidated Statements of Operations for three and nine months ended September 30, 2010 and 2009……………………………………………………………………………………......…...............................................................................................................................	4
Condensed Consolidated Statement of Changes in Equity and Comprehensive Income
For the nine months ended September 30, 2010…..………..……………………………………………………......................................................................................................................................	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009………………………………………………………………………..........…...............................................................................................................................................	6
Notes to Condensed Consolidated Financial Statements………………………..…………………………….……..................................................................................................................................	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS…………………………………..………………………………………………….……........................................................................................................................................	19
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.…………………..……..............................................................................................................................	26
ITEM 4. CONTROLS AND PROCEDURES..…………………………………………………………….…………….......................................................................................................................................	27
PART II. OTHER INFORMATION…..……………………….……………………………………………………………..................................................................................................................................	27
ITEM 1. LEGAL PROCEEDINGS…………………………………………………………….………………………….......................................................................................................................................	27
ITEM 1A. RISK FACTORS………………………………………………………………………………………………......................................................................................................................................	27
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS………………...…….........................................................................................................................................	27
ITEM 3. DEFAULTS UPON SENIOR SECURITIES…………………………………………………………………........................................................................................................................................	27
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS………………………………….......................................................................................................................................	28
ITEM 5. OTHER INFORMATION...……………………………………………………………………………………......................................................................................................................................	28
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...……………………………………………………………….......................................................................................................................................	28
SIGNATURES...………………………………………………………………………………………………………………...................................................................................................................................	29
EXHIBIT INDEX...………………………………………………………………………………………………………….......................................................................................................................................	30

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

UTG, Inc.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,
	2010	December 31,
ASSETS	(Unaudited)	2009*

Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $137,060,696 and $138,680,398)	$153,346,657	$139,704,693
Equity securities, at market (cost $14,676,718 and $14,316,463)	14,057,492	13,323,322
Trading securities, at market (cost $32,154,081 and $19,043,448)	33,702,717	19,613,472
Mortgage loans on real estate at amortized cost	64,360,193	61,271,384
Investment real estate, at cost, net of accumulated depreciation	46,585,665	45,556,811
Policy loans	14,153,447	14,343,606
Short-term investments	0	700,000
	326,206,171	294,513,288

Cash and cash equivalents	24,406,731	37,492,843
Investment in unconsolidated affiliate, at fair value (cost $5,000,000 and $5,000,000)	5,147,499	5,057,762
Accrued investment income	1,215,720	1,577,199
Reinsurance receivables:
Future policy benefits	67,463,057	68,615,385
Policy claims and other benefits	4,571,744	5,131,031
Cost of insurance acquired	14,408,464	15,402,012
Deferred policy acquisition costs	576,100	647,526
Property and equipment, net of accumulated depreciation	1,448,905	1,485,253
Income taxes receivable	0	500,305
Other assets	1,759,237	1,096,368
	$447,203,628	$431,518,972
Total assets

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Policy liabilities and accruals:
Future policy benefits	$308,913,189	$313,798,199
Policy claims and benefits payable	2,962,094	3,248,521
Other policyholder funds	868,871	940,357
Dividend and endowment accumulations	14,183,531	14,182,516
Deferred income taxes	16,809,215	11,950,254
Income taxes payable	1,237,583	0
Notes payable	9,866,556	14,402,889
Trading securities, at fair value (proceeds $11,741,229 and $10,590,552)	11,341,823	11,671,911
Other liabilities	11,308,419	7,265,586
Total liabilities	377,491,281	377,460,233

Shareholders' equity:
Common stock - no par value, stated value $.001 per share
Authorized 7,000,000 shares - 3,865,676 and 3,884,445 shares issued
after deducting treasury shares of 429,332 and 410,838	3,866	3,885
Additional paid-in capital	41,609,668	41,782,274
Retained earnings (accumulated deficit)	4,918,507	(1,261,503)
Accumulated other comprehensive income	9,334,930	322,156
Noncontrolling interest	13,845,376	13,211,927
Total shareholders' equity	69,712,347	54,058,739
Total liabilities and shareholders' equity	$447,203,628	$431,518,972

* Balance sheet audited at December 31, 2009.

See accompaning notes.
UTG, Inc.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenues:

Premiums and policy fees	$3,624,202	$4,285,373	$11,657,549	$13,558,650
Reinsurance premiums and policy fees	(974,729)	(1,008,887)	(3,422,264)	(2,956,901)
Net investment income	9,659,148	3,221,707	19,118,312	10,056,771
Realized investment gains (losses), net	267,014	(615,716)	(255,755)	(4,016,250)
Other income	443,638	585,383	1,382,991	1,270,573
	13,019,273	6,467,860	28,480,833	17,912,843

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life	5,625,387	6,275,988	17,499,942	19,686,661
Reinsurance benefits and claims	(1,706,105)	(1,096,044)	(5,575,737)	(3,908,816)
Annuity	206,598	28,697	704,659	586,812
Dividends to policyholders	120,135	136,415	439,683	558,218
Commissions and amortization of deferred
policy acquisition costs	(328,382)	(263,363)	(672,567)	(83,023)
Amortization of cost of insurance acquired	331,182	897,693	993,548	3,099,100
Operating expenses	1,927,023	1,648,655	5,746,809	5,310,991
Interest expense	77,289	103,621	258,566	360,716
	6,253,127	7,731,662	19,394,903	25,610,659

Income (loss) before income taxes	6,766,146	(1,263,802)	9,085,930	(7,697,816)
Income tax (expense) benefit	(1,736,233)	374,420	(2,282,970)	889,657

Net income (loss)	5,029,913	(889,382)	6,802,960	(6,808,159)

Net (income) loss attributable to noncontrolling interest	(370,394)	151,139	(622,950)	883,399

Net income (loss) attributable to common shareholders	$4,659,519	$(738,243)	$6,180,010	$(5,924,760)

Basic income (loss) per share	$1.20	$(0.19)	$1.60	$(1.55)

Diluted income (loss) per share	$1.20	$(0.19)	$1.60	$(1.55)

Basic weighted average shares outstanding	3,872,743	3,824,881	3,865,676	3,828,789

Diluted weighted average shares outstanding	3,872,743	3,824,881	3,865,676	3,828,789

See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Equity and Comprehensive Income
(Unaudited)

Nine Months Ended
Common stock	September 30, 2010
Balance, beginning of year	$3,885
Issued during year	0
Treasury shares acquired and retired	(19)
Balance, end of period	3,866

Additional paid-in capital
Balance, beginning of year	41,782,274
Issued during year	0
Treasury shares acquired and retired	(172,606)
Balance, end of period	41,609,668

Retained earnings (accumulated deficit)
Balance, beginning of year	(1,261,503)
Net income attributable to common shareholders	6,180,010
Balance, end of period	4,918,507

Accumulated other comprehensive income
Balance, beginning of year	322,156
Other comprehensive income
Unrealized holding gains on securities net of
noncontrolling and reclassification adjustment
and taxes	9,012,774
Balance, end of period	9,334,930

Noncontrolling interest
Balance, beginning of year	13,211,927
Contributions	0
Distributions	(517,390)
Unrealized gain attributable to noncontrolling interest	527,889
Net income attributable to noncontrolling interest	622,950
Balance, end of year	13,845,376

Total shareholders' equity, end of period	$69,712,347

Comprehensive income
Net income attributable to common shareholders	$6,180,010
Unrealized holding gains on securities net of
noncontrolling and reclassification adjustment,
net of taxes	9,012,774
Total comprehensive income	$15,192,784

See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2010	2009

Cash flows from operating activities:
Net income (loss) attributable to common shares	$6,180,010	$(5,924,760)
Adjustments to reconcile net income (loss) to net cash
used in operating activities net of changes in assets
and liabilities resulting from the sales and purchases
of subsidiaries:
Amortization/accretion of fixed maturities	89,854	104,179
Realized investment losses	349,675	4,016,250
Non-cash trading activity included in income	(1,948,042)	29,965
Amortization of deferred policy acquisition costs	71,426	124,458
Amortization of cost of insurance acquired	993,548	3,099,100
Depreciation	974,374	1,148,586
Net income (loss) attributable to noncontrolling interest	622,950	(883,399)
Change in accrued investment income	361,479	196,875
Change in reinsurance receivables	1,711,615	1,122,956
Change in policy liabilities and accruals	(3,739,909)	(3,005,913)
Charges for mortality and administration of
universal life and annuity products	(5,815,192)	(6,126,913)
Interest credited to account balances	3,990,800	4,176,151
Change in income taxes receivable/payable	1,530,805	(1,152,113)
Change in other assets and liabilities, net	3,418,449	1,296,782
Net cash provided by (used in) operating activities	8,791,842	(1,777,796)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	21,589,727	32,686,611
Equity securities	728,830	45,923,159
Trading securities	119,229,039	0
Mortgage loans	30,610,767	6,901,678
Real estate	2,234,784	368,820
Policy loans	2,584,784	2,795,799
Short-term	700,000	0
Total proceeds from investments sold and matured	177,677,931	88,676,067
Cost of investments acquired:
Fixed maturities available for sale	(21,844,183)	(28,731,115)
Equity securities	(1,110,445)	(27,157,177)
Trading securities	(131,279,792)	0
Mortgage loans	(36,535,571)	(999,833)
Real estate	(1,415,023)	(2,384,314)
Policy loans	(2,394,625)	(2,783,579)
Total cost of investments acquired	(194,579,639)	(62,056,018)
Purchase of investment in unconsolidated affiliate	0	(1,000,000)
Purchase of property and equipment	(72,291)	(17,403)
Net cash provided by (used in) investing activities	(16,973,999)	25,602,646

Cash flows from financing activities:
Policyholder contract deposits	5,083,206	5,523,652
Policyholder contract withdrawals	(4,760,813)	(5,183,717)
Payments on notes payable	(4,536,333)	(1,206,613)
Purchase of treasury stock	(172,625)	(140,005)
Distributions to minority interests of consolidated subsidiaries	(517,390)	0
Net cash used in financing activities	(4,903,955)	(1,006,683)

Net increase (decrease) in cash and cash equivalents	(13,086,112)	22,818,167
Cash and cash equivalents at beginning of period	37,492,843	39,995,875
Cash and cash equivalents at end of period	$24,406,731	$62,814,042

See accompanying notes.

UTG, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At September 30, 2010, Mr. Correll owns or controls directly and indirectly approximately 59.7% of UTG’s outstanding stock.

At September 30, 2010 consolidated subsidiaries of UTG, Inc. were as depicted on the following organizational chart:

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

A.	Available for Sale Securities – Fixed Maturity and Equity Securities

As of September 30, 2010 and December 31, 2009, fixed maturities available for sale represented 47% of total invested assets. The Company’s insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, and the Company’s business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and other high quality low risk investments.  Some insurance companies have suffered significant losses in their investment portfolios in the last few years; however, because of the Company’s conservative investment philosophy, the Company has avoided such significant losses.

At September 30, 2010, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  The Company has identified securities it may sell and classified them as “investments available for sale”.  Investments available for sale are carried at market, with changes in market value directly charged to shareholders’ equity.  To provide additional flexibility and liquidity, the Company has categorized all fixed maturity investments as “investments available for sale”.

The amortized cost and estimated market values of investments in securities including investments held for sale are as follows:

	Original or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2010	Cost	Gains	Losses	Value
Investments held for sale:
Fixed maturities
U.S. Government and govt.
agencies and authorities	$75,099,766	$11,930,821	$0	$87,030,587
States, municipalities and
political subdivisions	380,000	9,346	0	389,346
Collateralized mortgage
obligations	17,117,260	670,178	(6,100)	17,781,338
Public utilities	904,623	101,465	0	1,006,088
All other corporate bonds	43,559,047	3,789,387	(209,136)	47,139,298
	137,060,696	16,501,197	(215,236)	153,346,657
Equity securities	14,676,718	54,955	(674,181)	14,057,492
Total	$151,737,414	$16,556,152	$(889,417)	$167,404,149

Securities of affiliate	$5,000,000	$147,499	$0	$5,147,499

December 31, 2009	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments held for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$73,298,975	$1,773,136	$(1,375,073)	$73,697,038
States, municipalities and political subdivisions	2,567,650	44,274	(192,776)	2,419,148
Collateralized mortgage obligations	17,992,385	829,076	0	18,821,461
All other corporate bonds	44,821,388	1,443,401	(1,497,743)	44,767,046
	138,680,398	4,089,887	(3,065,592)	139,704,693
Equity securities	14,316,463	29,000	(1,022,141)	13,323,322
Total	$152,996,861	$4,118,887	$(4,087,733)	$153,028,015

Securities of affiliate	$5,000,000	$57,762	$0	$5,057,762

The fair value of investments with sustained gross unrealized losses at September 30, 2010 and December 31, 2009 are as follows:

September 30, 2010		Less than 12 months				12 Months or longer				Total
		Fair value		Unrealized losses		Fair value		Unrealized losses		Fair value		Unrealized losses

U.S Government and govt. agencies and authorities		0		0		0		0		0		0

	$		$		$		$		$		$
Collateralized mortgage obligations		0		0		118,843		(6,100)		118,843		(6,100)
All other corporate bonds		510,575		(10,784)		1,098,967		(198,352)		1,609,542		(209,136)
Total fixed maturity		510,575		(10,784)		1,217,810		(204,452)		1,728,385		(215,236)
	$		$		$		$		$		$
Equity securities		984,328		(15,672)		5,087,221		(658,509)		6,071,549		(674,181)
	$		$		$		$		$		$

December 31, 2009	Less than 12 months		12 Months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$46,581,332	$(1,375,073)	$0	$0	$46,581,332	$(1,375,073)
States, municipalities and political subdivisions	0	0	1,247,224	(192,776)	1,247,224	(192,776)
All other corporate bonds	12,305,039	(215,636)	2,514,618	(1,282,107)	14,819,657	(1,497,743)
Total fixed maturity	$58,886,371	$(1,590,709)	$3,761,842	$(1,474,883)	$62,648,213	$(3,065,592)
Equity securities	$908,010	$(244,095)	$4,474,508	$(778,046)	$5,382,518	$(1,022,141)

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

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary.  Based on an evaluation of the issues, including, but not limited to, intentions to sell or ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover; the length of time and amount of the unrealized loss; and the credit ratings of the issuers of the investments, the Company held two fixed maturity investments as other-than-temporarily impaired at September 30, 2010 and December 31, 2009. Other-than-temporary impairments of $592,158 and $2,007,174 were taken in the first nine months of 2010 and during the twelve months ended December 31, 2009, respectively.  The other-than-temporary impairments during 2009 and 2010 were due to changes in expected future cash flows of investments in bonds backed by trust preferred securities of banks.
September 30, 2010	Beginning Amortized Cost	OTTI Credit Loss	Ending Amortized Cost	Unrealized Loss	Carrying Value
Preferred Term Securities I	$416,157	$(118,839)	$297,318	$(100,431)	$196,887

Preferred Term Securities II	$2,161,808	$(473,319)	$1,688,489	$(1,625,841)	$62,648

December 31, 2009	Beginning Amortized Cost	OTTI Credit Loss	Ending Amortized Cost	Unrealized Loss	Carrying Value
Preferred Term Securities I	$508,816	$(92,659)	$416,157	$(99,998)	$316,159

Preferred Term Securities II	$4,076,323	$(1,914,515)	$2,161,808	$(1,115,670)	$1,046,138
The amortized cost and estimated market value of debt securities at September 30, 2010, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Held for Sale September 30, 2010	Amortized Cost	Estimated Market Value
Due in one year or less	$511,215	$513,000
Due after one year through five years	15,944,090	17,463,399
Due after five years through ten years	37,306,352	42,419,968
Due after ten years	65,684,242	74,609,327
Collateralized mortgage obligations	17,614,797	18,340,963
Total	$137,060,696	$153,346,657

B.	Available for Sale Securities - Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the consolidated statements of operations.  Trading securities include exchange-traded equities and exchange-traded equity options.  The fair value of trading securities included in assets was $33,702,717 and $19,613,472 as of September 30, 2010 and December 31, 2009, respectively.  The fair value of trading securities included in liabilities was $(11,341,823) and $(11,671,911) as of September 30, 2010 and December 31, 2009, respectively.  Trading securities’ unrealized gains were $3,207,793 and $570,024 as of September 30, 2010 and December 31, 2009, respectively. Unrealized losses due to trading securities were $(1,259,752) and $(1,081,360) as of September 30, 2010 and December 31, 2009, respectively.  Trading securities carried as liabilities are securities sold short.  A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  Realized gains (losses) from trading securities were $(93,920) and $525,000 as of September 30, 2010 and December 31, 2009, respectively. Trading securities are classified in cash flows from operating activities. Trading revenue charged to net income from trading securities was:

Trading Revenue Included in Net Investment Income
	Nine months ended September 30, 2010	Twelve months ended December 31, 2009
Type of Instrument	Trading Revenue	Trading Revenue
Equity	$3,241,649	$13,667

C.	Derivatives

As of September 30, 2010, the Company held derivative instruments in the form of exchange-traded equity options.  The Company currently does not designate derivatives as hedging instruments.  Exchange-traded equity options are combined with exchange-traded equity securities in the Company’s trading portfolio, with the primary objective of generating a fair return while reducing risk.  These derivatives are carried at fair value, with unrealized gains and losses recognized in net investment income.  The fair value of derivatives included in trading security assets and trading security liabilities as of September 30, 2010 was $296,118 and $(10,142,163), respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2009 was $1,054,965 and $(4,753,525), respectively.  Realized gains due to derivatives were $431,858 and $525,000 as of September 30, 2010 and December 31, 2009, respectively. Unrealized gains (losses) included in trading security assets due to derivatives were $(69,043) and $110,013 as of September 30, 2010 and December 31, 2009, respectively. Unrealized gains (losses) included in trading security liabilities due to derivatives were $498,885 and $(432,720) as of September 30, 2010 and December 31, 2009, respectively.

D.	Mortgages

The Company held mortgage loans on real estate in the amount of $64,360,193 and $61,271,384 at September 30, 2010 and December 31, 2009, respectively.  Included in the amounts are discounted commercial mortgage loans with a carrying value of $47,832,062 and $35,224,022 with contractually required payments receivable of $158,703,671 and $118,368,661 at September 30, 2010 and December 31, 2009, respectively.  Carrying value and fair value are considered approximately equal as these loans were purchased recently in arm’s length transactions.  At September 30, 2010 and December 31, 2009, $95,664,124 and $70,448,044 in cash flows were expected to be collected.  The Company currently accounts for discounted commercial mortgage loans on a cash basis until a reasonable history is established.  Management is currently analyzing the effects of ASC 310-30 as it relates to discounted mortgage loans.  The amortization of the discount is considered to be immaterial at this point in time.

During the third quarter 2010, the Company recognized an other-than-temporary impairment of $119,257 on one of its mortgage loans as a result of a recent appraisal.

3.	NOTES PAYABLE

At September 30, 2010 and December 31, 2009, the Company had $9,866,556 and $14,402,889 of long-term debt outstanding, respectively.

On December 8, 2006, UTG borrowed funds from First Tennessee Bank National Association through execution of an $18,000,000 promissory note.  The note is secured by the pledge of 100% of the common stock of UG.  The promissory note carries a variable rate of interest based on the 3 month LIBOR rate plus 180 basis points.  Interest is payable quarterly.  Principal is payable annually beginning at the end of the second year in five installments of $3,600,000. The loan matures on December 7, 2012.  The Company borrowed $0 and has made $1,825,008 in principal payments in 2010. At September 30, 2010 the outstanding principal balance on this debt was $8,666,753. The next required principal payment on this debt is due in December of 2010.

In addition to the above promissory note, First Tennessee Bank National Association also provided UTG, Inc. with a $5,000,000 revolving credit note.  During 2010 Management decided that a reduction to $2,750,000 in this line of credit was more reasonable for current operations. This note is for a one-year term and may be renewed by consent of both parties.  The credit note is to provide operating liquidity for UTG, Inc. The promissory note carries a variable rate of interest based on the 90 day LIBOR rate plus 2.75 percentage points, but at no time will the rate be less than 3.25%. The collateral held on the above note also secures this credit note.  During 2010, the Company had no borrowings from the note.  At September 30, 2010, the Company had no outstanding balance attributable to this note.

In November 2007, UG became a member of the Federal Home Loan Bank (“FHLB”).  This membership allows the Company access to additional credit up to a maximum of 50% of the total assets of UG.  To be a member of the FHLB, the Company was required to purchase shares of common stock of FHLB.  Borrowing capacity is based on 50 times each dollar of stock acquired in FHLB above the “base membership” amount.  The Company’s current LOC with the FHLB is $15,000,000.  During 2010, the Company had no borrowings against this LOC. At September 30, 2010 the Company had no outstanding balance attributable to this LOC.

In January 2007, UG became a 51% owner of the newly formed RLF Lexington Properties LLC (“Lexington”). The entity was formed to hold, for investment purposes, certain investment real estate acquired. As part of the purchase price of the real estate owned by Lexington, the seller provided financing through the issuance of five promissory notes of $1,200,000 each totaling $6,000,000. The notes bear interest at the fixed rate of 5%. The notes came due beginning on January 5, 2008, and each January 5 thereafter until 2012 when the final note is repaid.  As of September 30, 2010 the outstanding balance was $914,505.

On February 7, 2007, HPG Acquisitions (“HPG”), a 74% owned affiliate of the Company, borrowed funds from First National Bank of Midland, through execution of a $373,862 promissory note. The note is secured by real estate owned by HPG. The note bears interest at a fixed rate of 5%. The first payment was due January 15, 2008. There will be 119 regular payments of $3,965 followed by one irregular last payment estimated at $44,125. At September 30, 2010, the outstanding balance on this debt was $285,298.

The consolidated scheduled principal reductions on the notes payable for the next five years are as follows:

Year	Amount
2010	$1,785,011
2011	3,627,008
2012	4,236,517
2013	31,586
2014	34,154

4.	CAPITAL STOCK TRANSACTIONS

A.	Stock Repurchase Program

On June 5, 2001, the Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of up to $1 million of UTG's common stock.  On June 16, 2004, an additional $1 million was authorized for repurchasing shares.  On April 18, 2006, an additional $1 million was authorized for repurchasing shares.  On June 16, 2010, an additional $500,000 was authorized for repurchasing shares at current market value.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company.  Through October 2010, UTG has spent $3,059,166 in the acquisition of 432,402 shares under this program.

B.	Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period, retroactively adjusted to give effect to all stock splits, in accordance with ASC 260-10, Earnings Per Share.  At September 30, 2010 and September 30, 2009, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

On a cash basis, the Company paid $247,122 and $362,412 in interest expense during the first nine months of 2010 and 2009, respectively.  The Company paid $752,298 and $649,502 in federal income tax during the first nine months of 2010 and 2009, respectively.

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

8.	COMPREHENSIVE INCOME

		Tax	Net
	Before-Tax	(Expense)	Amount
September 30, 2010	Amount	or Benefit	After Taxes

Unrealized holding gains during
Period	$14,660,898	$(5,131,314)	$9,529,584
Less: reclassification adjustment
for losses realized in net income	(795,092)	278,282	(516,810)
Change in other comprehensive income	$13,865,806	$(4,853,032)	$9,012,774

9.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosures, which requires enhanced disclosures of assets and liabilities carried at fair value.  ASC 820 established a hierarchical disclosure framework based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.  ASC 820 defines the input levels as follows:

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

The following table presents the level within the hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of September 30, 2010.

	Level 1	Level 2	Level 3	Total
Assets
Fixed Maturities, available for sale	$6,632,423	$146,714,234	$0	$153,346,657
Equity Securities, available for sale	17,157,334	2,047,657	0	19,204,991
Trading Securities	33,702,717	0	0	33,702,717
Total Financial Assets Carried at Fair Value	$57,492,474	$148,761,891	$0	$206,254,365

	Level 1	Level 2	Level 3	Total
Liabilities
Trading Securities	$11,341,823	$0	$0	$11,341,823

The financial statements include various estimated fair value information at September 30, 2010 and December 31, 2009, as required by ASC 825, Financial Instruments.  Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments required to be valued by ASC 825 for which it is practicable to estimate that value:

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

The estimated fair values of the Company's financial instruments required to be valued by ASC 825 are as follows as of September 30:

	2010		2009
Assets	Carrying Amount	Estimated Market Value	Carrying Amount	Estimated Market Value
Fixed maturities available for sale	$153,346,657	$153,346,657	$174,749,308	$174,749,308
Equity securities	14,057,492	14,057,492	13,509,969	13,509,969
Trading securities	33,702,717	33,702,717	7,659,715	7,659,715
Securities of affiliate	5,147,499	5,147,499	5,021,145	5,021,145
Mortgage loans on real estate	64,360,193	65,843,190	34,308,718	34,934,934
Policy loans	14,153,447	14,153,447	14,620,635	14,620,635

Liabilities
Notes payable	9,866,556	9,824,982	14,410,153	14,165,965
Trading securities	11,341,823	11,341,823	9,928,737	9,928,737

10.	NEW ACCOUNTING STANDARDS

In October 2010, the FASB issued the ASU No. 2010-26 Consolidations (Topic 944) Financial Services-Insurance. The amendments in this Update specify that the following costs incurred in the acquisition of new and renewal contracts should be capitalized in accordance with the amendments in this Update: 1. Incremental direct costs of contract acquisition. Incremental direct costs are those costs that result directly from and are essential to the contract transaction(s) and would not have been incurred by the insurance entity had the contract transaction(s) not occurred. 2. Certain costs related directly to Underwriting, policy issuance and processing, medical and inspection, and sales force contract selling performed by the insurer for the contract. The costs related directly to those activities include only the portion of an employee’s total compensation (excluding any compensation that is capitalized as incremental direct costs of contract acquisition) and payroll-related fringe benefits related directly to time spent performing those activities for actual acquired contracts and other costs related directly to those activities that would not have been incurred if the contract had not been acquired. All other acquisition-related costs—including costs incurred by the insurer for soliciting potential customers, market research, training, administration, unsuccessful acquisition or renewal efforts, and product development—should be charged to expense as incurred. Administrative costs, rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and should be charged to expense as incurred. If the initial application of the amendments in this Update results in the capitalization of acquisition costs that had not been capitalized previously by an entity, the entity may elect not to capitalize those types of costs. The amendments in this Update do not affect the guidance in paragraphs 944-30-25-4 through 25-5, which prohibits the capitalization of certain costs incurred in obtaining universal life-type contracts. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The amendments in this update should be applied prospectively upon adoption. The Company does not expect the adoption of ASU 2010-26 to have a material impact on its consolidated financial statements.

In September 2010, the FASB issued the ASU No. 2010-25 Consolidations (topic 962) Plan Accounting-Defined Contribution Pension Plans. The amendments in this Update require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest. The amendments in this update should be applied retrospectively to all prior periods presented, effective for fiscal years ending after December 15, 2010. The Company does not expect the adoption of ASU No 2010-25 to have a material impact on its consolidated financial statements.

In July 2010, the FASB issued the ASU No. 2010-20 Consolidations (Topic 310) Receivables. The main objective in developing this Update is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This Update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. Currently, a high threshold for recognition of credit impairments impedes timely recognition of losses. ASU 2010-20 is effective for annual reporting periods ending on or after December 15, 2011. The Company does not expect the adoption of ASU No 2010-20 to have a material impact on its consolidated financial statements.

In February 2010, FASB issued the ASU No. 2010-10 Consolidation (Topic 810), Amendments for Certain Investment Funds. The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. The deferral also does not apply to interests in securitization entities, asset-backed financing entities, or entities formerly considered qualifying special purpose entities. In addition, the deferral applies to a reporting entity’s interest in an entity that is required to comply or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20. The amendments in this Update also clarify that for entities that do not qualify for the deferral, related parties should be considered when evaluating each of the criteria in paragraph 810-10-55-37, as amended by Statement 167, for determining whether a decision maker or service provider fee represents a variable interest. In addition, the requirements for evaluating whether a decision maker’s or service provider’s fee is a variable interest are modified to clarify the Board’s intention that a quantitative calculation should not be the sole basis for this evaluation. The amendments in this update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period.  The Company does not expect the adoption of ASU 2010-10 to have a material impact on its consolidated financial statements.

In February 2010, FASB issued ASU 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements, which amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-09 is effective upon issuance. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its consolidated financial statements.

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

In January 2010, FASB issued ASU 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification, which addresses the accounting for noncontrolling interests and changes in ownership interests of a subsidiary. ASU 2010-02 is effective for the interim or annual reporting periods ending on or after December 15, 2009, and must be applied retrospectively to interim or annual reporting periods beginning on or after December 15, 2008. The Company does not expect the adoption of ASU 2010-02 to have an impact on its consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources.  This analysis should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.  The Company reports financial results on a consolidated basis.  The consolidated financial statements include the accounts of UTG and its subsidiaries at September 30, 2010.

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

We believe that these policies were applied in a consistent manner during the first nine months of 2010.

Results of Operations

(a)	Revenues

The Company experienced a decrease of approximately $(2,366,000) in premiums and policy fee revenues, net of reinsurance premiums and policy fees, when comparing the first nine months of 2010 to the same period in 2009 and a decrease of approximately $(627,000) for the third quarter comparison.  Unless the Company acquires a block of in-force business management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience.

The Company’s primary source of new business production comes from internal conservation efforts.  Several of the customer service representatives of the Company are also licensed insurance agents, allowing them to offer other products within the Company’s portfolio to existing customers.  Additionally, efforts continue to be made in policy retention through more personal contact with the customer including telephone calls to discuss alternatives and reasons for a customer’s request to surrender their policy. Net investment income increased approximately 90% when comparing the first nine months of 2010 to the same period in 2009 and increased approximately 200% when comparing third quarter results.  During 2008 and 2009, management took steps to avoid catastrophic future losses by culling its investment portfolio.  As part of this portfolio evaluation process, certain investments were subsequently sold, particularly during the third and fourth quarters of 2008 and early 2009.  This resulted in a higher cash balance earning extremely low rates of interest which had an immediate impact on income.  With preservation of capital being of utmost concern, Management sat on this large cash balance waiting for the dust to settle and for opportunities with margin of safety to appear.  This patience has been rewarded and the Company began to deploy cash into investments deemed appropriate during the latter part of 2009.  The majority of this money has been invested in fixed maturity investments and discounted mortgage loans.  With the economy reeling, bankruptcies soaring and general credit drying-up, the banking industry has been under well-known pressure.  As bank failures increased dramatically, their loan portfolios have been auctioned off, sometimes at deep discounts.  The Company held approximately $35,000,000 of these loans at the end of 2009, primarily purchased during the fourth quarter of 2009.  With excess cash being invested, management believes the Company is well positioned and investment income should continue to improve during 2010.

During the fourth quarter of 2009, the Company began purchasing discounted commercial mortgage loans.  As of December 31, 2009, the Company had acquired approximately $118,000,000 (outstanding loan balance) of mortgage loans at a total cost of about $35,000,000, representing an average purchase price to outstanding loan of almost 30%.  As of September 30, 2010, the Company held about $158,700,000 of these loans at a total cost of approximately $47,832,000, representing an average purchase price to outstanding loan of about 30%.  During the first nine months of the year, the Company has recognized approximately $11,000,000 in income from these loans.  Management has extensive background and experience in the analysis and valuation of commercial real estate and believes there are significant opportunities currently available in this arena.  Experienced personnel of FSNB have also been utilized in the analysis phase.  This experience dates back to discounted loans during the Resolution Trust days where such loans were being sold from defunct savings and loans in the early 1990’s.  The discounted loans are available through the FDIC sale of assets of closed banks and from banks wanting to reduce their loan portfolios.  The loans are available on a loan by loan bid process.  Prior to placing a bid, each loan is reviewed to determine interest level utilizing such information as type of collateral, location of collateral, interest rate, current loan status and available cash flows or other sources of repayment.  Once it is determined interest in the loan remains, the collateral is physically inspected.  Following physical inspection, if interest still remains, a bid price is determined and a bid is submitted.  Once a loan has been acquired, contact is made with the appropriate individuals to begin a dialog with a goal of determining the borrower’s willingness to work together.  There are generally three paths a discounted loan will take; the borrower pays as required, a settlement is reached with the loan being paid off at a discounted value or the loan is foreclosed.

A substantial amount of the Company’s current earnings are directly related to strong results in investment income.  The majority of the large increase in investment income is from the Company’s discounted loan portfolio.  Almost 58%, or $11,000,000, of investment income is attributable to the current favorable environment for investing in this type of asset.  Should any of the factors change, such as the ability to acquire additional loans at such a large discount due to increased competition or insufficient supply, the ability of borrowers to settle loans mainly through refinancing, another decline in the overall economy, and other such factors, the performance of this type of investment could abruptly end, directly affecting future net income.  While management believes the current portfolio would remain profitable in another downturn, with no source of new acquisitions of discounted loans, the future profit stream from this activity would be limited.  Alternatively, should the Company need to look at fixed maturities for additional investment if discounted loans were no longer a viable option, the rate of return would be significantly lower given the low interest rate environment also resulting in substantially lower income.

The Company also contributed approximately $20,000,000 to a professionally managed trading account as another way to combat the current low rate environment.  The account was established to generate a fair return while reducing risk.  Securities designated as trading are reported at fair value with gains or losses resulting from changes in fair value recognized in net investment income.  Through the first nine months of the year, approximately 17%, or $3,242,000, of investment income was due to this trading portfolio.  This type of return should not be expected going forward.  Volatility should be expected, as well as possible losses.

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

The Company had net realized investment losses of $(255,755) in the first nine months of 2010 compared to net realized investment losses of $(4,016,250) for the same period in 2009.  At the end of 2009, the Company held a fixed income investment backed with trust preferred securities that had an other-than-temporary impairment.  During the first quarter of 2010, an additional impairment was recognized on this security of approximately $(477,000).  No additional impairment was taken during the second quarter.  There was, however, an additional impairment taken in the third quarter of 2010 of approximately $(115,000).  An impairment was also taken during the third quarter of 2010 of approximately $(119,000) on a mortgage loan.  The investment losses for 2009 were the result of a portfolio evaluation process, which resulted in selling investments deemed too risky for the weakened economic environment and losses on exchange traded funds.

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

Life benefits, claims and settlement expenses net of reinsurance benefits and claims, decreased approximately 24% in the first nine months of 2010 compared to the same period in 2009 and decreased approximately 24% in the third quarter comparison.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.  Overall, reserves continue to increase on in-force policies as the average age of the insured increases.

Commissions and amortization of deferred policy acquisition costs decreased approximately $590,000 in the first nine months of 2010 compared to the same period in 2009 and approximately $65,000 in the third quarter comparison.  AC reinsurance agreements that are in place with outside companies drive the majority of this number.  Another significant factor is attributable to the Company paying fewer commissions since the Company writes very little new business and renewal premiums on existing business continue to decline.  Most of the Company’s agent agreements contained vesting provisions, which provide for continued compensation payments to agents upon their termination subject to certain minimums and often limited to a specific period of time.  Another factor is attributable to normal amortization of the deferred policy acquisition costs asset.  The Company reviews the recoverability of the asset based on current trends and known events compared to the assumptions used in the establishment of the original asset.  No impairments were recorded in any of the periods presented.

Amortization of cost of insurance acquired decreased approximately 68%, or $2,106,000, in the first nine months of 2010 compared to the same period in 2009 and decreased approximately 63%, or $567,000, in the third quarter comparison.  AC’s cost of insurance acquired balance decreased approximately 23% at the end of 2009 due to the sale of its then wholly owned subsidiary Texas Imperial Life Insurance Company.  UG’s cost of insurance acquired fully amortized at the end of 2009.

Operating expenses increased approximately 8% in the first nine months of 2010 compared to the same period in 2009 and almost 17% in the third quarter comparison.  A large portion of this increase was due to increased travel expenses for operations.

Interest expense decreased approximately 28% in the first nine months of 2010 compared to the same period in 2009 due to the general decline in interest rates.  The interest rate is variable on the majority of the Company’s debt.

(c)	Net Income

The Company had net income of $6,180,010 in the first nine months of 2010 compared to a net loss of $(5,924,760) for the same period in 2009 and net income of $4,659,519 during the third quarter of 2010 compared to a net loss of $(738,243) in the same period in 2009.  The net income compared to net loss last year is mainly attributable to higher investment income and lower realized losses.

Financial Condition

Total shareholders’ equity increased approximately $15,650,000 as of September 30, 2010 compared to December 31, 2009.  The increase is primarily attributable to net income and unrealized gains included in other comprehensive income.

Investments represent approximately 73% and 68% of total assets at September 30, 2010 and December 31, 2009, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company’s investment portfolio is invested in high quality, low risk investments.

As of September 30, 2010, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments held for sale".  Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.

Liquidity and Capital Resources

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and debt service.  Cash and cash equivalents as a percentage of total assets were approximately 5% and 9% as of September 30, 2010, and December 31, 2009, respectively.  Fixed maturities as a percentage of total assets were approximately 34% and 32% as of September 30, 2010 and December 31, 2009, respectively.

The Company currently has access to funds for operating liquidity.  UTG has a $2,750,000 revolving credit note with First Tennessee Bank National Association.  UG is a member of the FHLB which allows UG access to credit.  UG’s current line of credit with the FHLB is $15,000,000.  At September 30, 2010, there were no outstanding borrowings attributable to the lines of credit.

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

Net cash provided by (used in) operating activities was $8,791,842 and $(1,777,796) for the nine months ending September 30, 2010 and 2009, respectively.

Net cash provided by (used in) investing activities was $(16,973,999) and $25,602,646 for the nine month period ending September 30, 2010 and 2009, respectively.  During the first half of the year excess cash was invested, primarily into fixed maturity investments and discounted commercial mortgage loans.  The Company’s trading portfolio involved frequent activity and also accounted for a large portion of investing activity.  The trading portfolio is designed to provide a reasonable return with an emphasis on risk management.

Net cash used in financing activities was $(4,903,955) and $(1,006,683) for the nine month period ending September 30, 2010 and 2009, respectively.

At September 30, 2010, the Company had $9,866,556 of long-term debt outstanding.  At December 31, 2009, the Company had $14,402,889 of debt outstanding.  The debt is mainly attributable to the acquisition of ACAP at the end of 2006.

UTG is a holding company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on management fees received from its insurance subsidiaries, stockholder dividends from its subsidiaries and earnings received on cash balances.  At September 30, 2010, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries.  The Company's insurance subsidiaries have maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.  No dividends were paid to shareholders in 2009 or the first nine months of 2010.

UG is an Ohio domiciled insurance company, which requires five days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory earnings or b) 10% of statutory capital and surplus.  At December 31, 2009 UG statutory shareholders' equity was $27,349,870.  At December 31, 2009, UG statutory net income was $203,629.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid UTG ordinary dividends of $1,100,000 during the first nine months of 2010.

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

Accounting Developments

In October 2010, the FASB issued the ASU No. 2010-26 Consolidations (Topic 944) Financial Services-Insurance. The amendments in this Update specify that the following costs incurred in the acquisition of new and renewal contracts should be capitalized in accordance with the amendments in this Update: 1. Incremental direct costs of contract acquisition. Incremental direct costs are those costs that result directly from and are essential to the contract transaction(s) and would not have been incurred by the insurance entity had the contract transaction(s) not occurred. 2. Certain costs related directly to Underwriting, policy issuance and processing, medical and inspection, and sales force contract selling performed by the insurer for the contract. The costs related directly to those activities include only the portion of an employee’s total compensation (excluding any compensation that is capitalized as incremental direct costs of contract acquisition) and payroll-related fringe benefits related directly to time spent performing those activities for actual acquired contracts and other costs related directly to those activities that would not have been incurred if the contract had not been acquired. All other acquisition-related costs—including costs incurred by the insurer for soliciting potential customers, market research, training, administration, unsuccessful acquisition or renewal efforts, and product development—should be charged to expense as incurred. Administrative costs, rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and should be charged to expense as incurred. If the initial application of the amendments in this Update results in the capitalization of acquisition costs that had not been capitalized previously by an entity, the entity may elect not to capitalize those types of costs. The amendments in this Update do not affect the guidance in paragraphs 944-30-25-4 through 25-5, which prohibits the capitalization of certain costs incurred in obtaining universal life-type contracts. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The amendments in this update should be applied prospectively upon adoption. The Company does not expect the adoption of ASU 2010-26 to have a material impact on its consolidated financial statements.

In September 2010, the FASB issued the ASU No. 2010-25 Consolidations (topic 962) Plan Accounting-Defined Contribution Pension Plans. The amendments in this Update require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest. The amendments in this update should be applied retrospectively to all prior periods presented, effective for fiscal years ending after December 15, 2010. The company does not expect the adoption of ASU No 2010-25 to have an impact on the its consolidated financial statements.

In July 2010, the FASB issued the ASU No. 2010-20 Consolidations (Topic 310) Receivables. The main objective in developing this Update is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This Update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. Currently, a high threshold for recognition of credit impairments impedes timely recognition of losses. ASU 2010-20 is effective for annual reporting periods ending on or after December 15, 2011. The Company does not expect the adoption of ASU No 2010-20 to have an impact on the its consolidated financial statements.

In February 2010, FASB issued the ASU No. 2010-10 Consolidation (Topic 810), Amendments for Certain Investment Funds. The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. The deferral also does not apply to interests in securitization entities, asset-backed financing entities, or entities formerly considered qualifying special purpose entities. In addition, the deferral applies to a reporting entity’s interest in an entity that is required to comply or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20. The amendments in this Update also clarify that for entities that do not qualify for the deferral, related parties should be considered when evaluating each of the criteria in paragraph 810-10-55-37, as amended by Statement 167, for determining whether a decision maker or service provider fee represents a variable interest. In addition, the requirements for evaluating whether a decision maker’s or service provider’s fee is a variable interest are modified to clarify the Board’s intention that a quantitative calculation should not be the sole basis for this evaluation. The amendments in this update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period.  The Company does not expect the adoption of ASU No 2010-10 to have an impact on the its consolidated financial statements.

In February 2010, FASB issued ASU 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements, which amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-09 is effective upon issuance. The Company does not expect the adoption of ASU 2010-09 to have a material impact on the its consolidated financial statements.

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

In January 2010, FASB issued ASU 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification, which addresses the accounting for noncontrolling interests and changes in ownership interests of a subsidiary. ASU 2010-02 is effective for the interim or annual reporting periods ending on or after December 15, 2009, and must be applied retrospectively to interim or annual reporting periods beginning on or after December 15, 2008. The Company does not expect the adoption of ASU 2010-02 to have an impact on the its consolidated financial statements.

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

Interest rate risk

The Company’s exposure to interest rate changes results from a significant holding of fixed maturity investments and mortgage loans on real estate, all of which comprised approximately 67% of the investment portfolio as of September 30, 2010. These investments are mainly exposed to changes in treasury rates.  The fixed maturities investments include U.S. government bonds, securities issued by government agencies, mortgage-backed bonds and corporate bonds.  Approximately 49% of the fixed maturities owned at September 30, 2010 are instruments of the United States government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government.

To manage interest rate risk, the Company performs periodic projections of asset and liability cash flows to evaluate the potential sensitivity of the investments and liabilities.  Management assesses interest rate sensitivity with respect to the available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward 100-basis point shifts in the prevailing interest rates.  The following tables set forth the potential amount of unrealized gains (losses) that could be caused by 100-basis point upward and downward shifts on the available-for-sale fixed maturities investments as of September 30, 2010:

Decreases in Interest Rates		Increases in Interest Rates

200 Basis Points	100 Basis Points	100 Basis Points	200 Basis Points
$ 28,829,000	$ 13,341,000	$ (11,501,000)	$ (21,162,000)

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

At September 30, 2010, $33,702,717 of assets and $(11,341,823) of liabilities were classified as trading instruments carried at fair value.  Included in these amounts are derivative investments with a fair value of $296,118 and $(10,142,163) in trading security assets and trading security liabilities, respectively.  At December 31, 2009, $19,613,472 of assets and $11,671,911 of liabilities were classified as trading instruments carried at fair value.  Included in these amounts are derivative investments with a fair value of $1,054,965 and $(4,753,525) in trading security assets and trading security liabilities, respectively.

The Company had no capital lease obligations, material operating lease obligations or purchase obligations outstanding as of September 30, 2010.

The Company currently has $9,866,556 of debt outstanding.

Equity risk

Equity risk is the risk that the Company will incur economic losses due to adverse fluctuations in a particular stock.  As of September 30, 2010 and December 31, 2009, the fair value of our equity securities classified as available for sale was $14,057,492 and $13,323,322, respectively.  As of September 30, 2010, a 10% decline in the value of the equity securities would result in an unrealized loss of $1,405,749, as compared to an estimated unrealized loss of $1,332,332 as of December 31, 2009.  The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by the Company of future market events, but rather as an illustration of the potential impact of such an event.

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

UTG, INC.
(Registrant)

Date:	November 11, 2010	By	/s/ James P. Rousey
James P. Rousey
President, and Director

Date:	November 11, 2010	By	/s/ Theodore C. Miller
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