Form 10-K/A
period 2009-12-31
UTG INC
filed 2010-12-28
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D
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

Documents incorporated by reference:  None

                               UTG, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2009

TABLE OF CONTENTS

PART I…………………………………………………………………………………………………………………...............................................................................….	3
ITEM 1. BUSINESS…………………………………………………………………………………………..............................................................................................………..	3
ITEM 1A. RISK FACTORS………………………………………………………………………………................................................................................................…………	14
ITEM 1B. UNRESOLVED STAFF COMMENTS…………………………………………………………...........................................................................................………….	16
ITEM 2. PROPERTIES…………………………………………………………………………………….............................................................................................………….	16
ITEM 3. LEGAL PROCEEDINGS……………………………………………………………………….............................................................................................….………...	16
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS…………………...........................................................................................…………….	16
PART II…………………………………………………………………………………………………………….............................................................................………	17
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PRUCHASES OF EQUTY SECURITIES……………………………...............................................................................................…….	17
ITEM 6. SELECTED FINANCIAL DATA…………………………………………………………………........................................................................................…………	18
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS………………………………………………………………………..............................................................................................……..	18
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK……...................................................................................……………….	32
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA……………………………....................................................................................…………….	34
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE……………………………………………………….........................................................................................……….………….	69
ITEM 9A. CONTROLS AND PROCEDURES………………………………………………….........................................................................................…………..………….	69
ITEM 9B. OTHER INFORMATION………………………………………………………….......................................................................................……………...…………..	69
PART III………………………………………………………………………………………..............................................................................…………………………..	70
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE…………................................................................................................………….	70
ITEM 11. EXECUTIVE COMPENSATION………………………………………………………............................................................................................…………………	74
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS………………………………….............................................................................................………………………	78
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE…………………………………………………………….................................................................................................…………….	82
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES……………………………...............................................................................................……………………	83
PART IV……………………………………………………………………………………................................................................................……………………………	84
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES………………………..........................................................................................………..…………	84

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

Currently, UG is utilizing reinsurance agreements with Optimum Re Insurance Company, (Optimum) and Swiss Re Life and Health America Incorporated (SWISS RE).  Optimum and SWISS RE currently hold an “A-” (Excellent) and "A" (Excellent) rating, respectively, from A.M. Best, an industry rating company.  The reinsurance agreements were effective December 1, 1993, and covered most new business of UG.  Under the terms of the agreements, UG cedes risk amounts above its retention limit of $100,000 with a minimum cession of $25,000.  Ceded amounts are shared equally between the two reinsurers on a yearly renewable term (YRT) basis, a common industry method.  The treaty is self-administered; meaning the Company records the reinsurance results and reports them to the reinsurers.

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

UG entered into a coinsurance agreement with Park Avenue Life Insurance Company (PALIC) effective September 30, 1996.  Under the terms of the agreement, UG ceded to PALIC substantially all of its then in-force paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  Under the terms of the agreement, UG sold 100% of the future results of this block of business to PALIC through a coinsurance agreement.  UG continues to administer the business for PALIC and receives a servicing fee through a commission allowance based on the remaining in-force policies each month.  PALIC has the right to assumption reinsure the business, at its option, and transfer the administration.  The Company is not aware of any such plans.  PALIC and its ultimate parent, The Guardian Life Insurance Company of America (Guardian), currently hold an “A” (Excellent) and "A++" (Superior) rating, respectively, from A.M. Best.  The PALIC agreement accounts for approximately 65% of UG’s reinsurance reserve credit, as of December 31, 2009.

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

A mortgage loan reserve is established and adjusted based on management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The mortgage loan reserve was $12,730 and $19,730 at December 31, 2009 and 2008 respectively.  The large increase in loans is due to the purchase of discounted commercial mortgage loans during the fourth quarter of 2009.  As of December 31, 2009, the Company had acquired $118,368,661 of discounted mortgage loans at a total cost of $35,224,022, representing an average purchase price to outstanding loan of 29.8%.  Management has extensive background and experience in the analysis and valuation of commercial real estate and believes there are significant opportunities currently available in this arena.  Experienced personnel of FSNB have also been utilized in the analysis phase.  The discounted loans are available through the FDIC sale of assets of closed banks and from banks wanting to reduce their loan portfolios.  The loans are available on a loan by loan bid process.  Prior to placing a bid, each loan is reviewed to determine interest level utilizing such information as type of collateral, location of collateral, interest rate, current loan status and available cash flows or other sources of repayment.  Once it is determined interest in the loan remains, the collateral is physically inspected.  Following physical inspection, if interest still remains, a bid price is determined and a bid is submitted.

At the time of purchase in December 2009, we acquired these loans at below fair value, therefore no reserve for delinquent loans is deemed necessary.  The loan portfolio since purchase is performing very well with a majority of the loans currently paying.  Those not currently paying are being vigorously worked by management.  The discounted commercial mortgage loans were purchased at an average price of 29.8% of face value and management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.  The Company is currently projecting a very positive return from on-going mortgage loan payments from the specific mortgage loans purchased at a deep discount.  Therefore, the current mortgage loan reserve of $12,730 is adequate at December 31, 2009.

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

Commissions and amortization of deferred policy acquisition costs increased $1,708,239 from 2008 to 2009 mostly as a result of lower commissions offset from a reinsurance agreement in AC caused by lower profits on the block of business due to bond sales.  The AC agreement is a financial reinsurance agreement.  The earnings on the block of business covered by this agreement are utilized to re-pay the original borrowed amount.  The commission allowance reported each period from this agreement represents the net earnings on the identified policies covered by the agreement in each reporting period.  While the agreement may result in variances in this line item, this arrangement has no impact on net income.  A liability for the original ceding commission established at the origination of the agreement and is amortized through this line item as earnings on the block of business are realized.  Going forward, this line item is expected to be more in line with prior history.  Most of the Company’s agent agreements contained vesting provisions, which provide for continued compensation payments to agents upon their termination subject to certain minimums and often limited to a specific period of time.  Another factor is attributable to normal amortization of the deferred policy acquisition costs asset.  The Company reviews the recoverability of the asset based on current trends and known events compared to the assumptions used in the establishment of the original asset.  No impairments were recorded in the periods reported.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Listed below are the financial statements included in this Part of the Annual Report on SEC Form 10-K:

Page No.
UTG, INC. AND CONSOLIDATED SUBSIDIARIES

Report of Management on Internal Controls Over Financial Reporting……..…...................................................................................................................................................

Consent of Independent Auditors…………………………………………………………...................................................................................................................……………

Report of Brown Smith Wallace LLC, Independent
  Registered Public Accounting Firm for the years ended December 31, 2009 and 2008……......................................................................................................................…....
35 36 37
Consolidated Balance Sheets……………………………………………………………………...................................................................................................................…....….	38
Consolidated Statements of Operations…………………………………………………..…….................................................................................................................…...……	39
Consolidated Statements of Changes in Equity………………………………………........................................................................................................................………...…..	40
Consolidated Statements of Cash Flows………………………………………………...................................................................................................................……......…...….	41
Notes to Consolidated Financial Statements…………………………………………….................................................................................................................………......…..	41-69

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

Report of Brown Smith Wallace, LLC
Independent Registered Public Accounting Firm

CONSENT OF INDEPENDENT AUDITORS

We hereby consent to the use of our report dated March 30, 2010 with respect to the consolidated financial statements of UTG, Inc. included in the form 10K/A (Amendment No. 1) for the year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission.

Brown Smith Wallace, LLC

/s/ Brown Smith Wallace, L.L.C.

Certified Public Accountants
St. Louis, Missouri
December 23, 2010

Report of Brown Smith Wallace, LLC
Independent Registered Public Accounting Firm

Board of Directors and Shareholders
UTG, Inc.
Springfield, Illinois

We have audited the accompanying consolidated balance sheets of UTG, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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
See accompanying notes.

UTG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009 and 2008

	2009	2008

Revenues:

Premiums and policy fees	$17,434,156	$18,489,073
Reinsurance premiums and policy fees	(3,931,963)	(5,180,334)
Net investment income	14,240,793	17,516,435
Other income	1,645,322	2,051,528
Realized investment gains (losses), net:
Other-than-temporary impairments	(2,007,174)	(537,737)
Other-than-temporary impairments transferred
to other comprehensive loss	0	0
Other realized investment gains, net	1,377,646	2,900,315
Total realized investment gains (losses), net	(629,528)	2,362,578
	28,758,780	35,239,280

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life	25,633,506	25,297,205
Reinsurance benefits and claims	(4,645,387)	(4,182,981)
Annuity	810,509	1,373,230
Dividends to policyholders	695,349	1,000,197
Commissions and amortization of deferred
policy acquisition costs	57,313	(1,650,926)
Amortization of cost of insurance acquired	4,176,539	4,043,107
Operating expenses	7,042,585	7,231,903
Interest expense	484,449	906,412
	34,254,863	34,018,147

Income (loss) before income taxes	(5,496,083)	1,221,133
Income tax (expense) benefit	300,745	(915,195)

Net income (loss)	(5,195,338)	305,938

Net income attributable to noncontrolling interest	905,091	347,816

Net income (loss) attributable to common shareholders	$(4,290,247)	$653,754

Amounts attributable to common shareholders:

Basic income (loss) per share	$(1.12)	$0.17

Diluted income (loss) per share	$(1.12)	$0.17

Basic weighted average shares outstanding	3,843,113	3,844,081

Diluted weighted average shares outstanding	3,843,113	3,844,081
See acompanying notes.

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

The expense for income differed from the amounts computed by applying the applicable United States statutory rate of 35% before income taxes as a result of the following differences:

	2009	2008
Tax computed at statutory rate	$(1,923,629)	$427,397
Changes in taxes due to:
Utilization of AMT credit carryforward	0	(100,780)
Utilization of capital loss carryforward	(344,835)	0
Current year losses with no tax benefit	147,521	529,521
Minority interest	276,806	121,736
Utilization of net operating loss carryforward	(667,980)	0
Small company deduction	(65,862)	(548,120)
Sale of subsidiary	2,131,861	0
Other	145,373	485,441
Income tax expense	$(300,745)	$915,195

The following table summarizes the major components that comprise the deferred tax liability as reflected in the balance sheets:

	2009	2008
Investments	$3,293,449	$4,247,725
Cost of insurance acquired	5,390,705	8,502,870
Deferred policy acquisition costs	226,634	284,715
Management/consulting fees	(178,153)	(206,820)
Future policy benefits	2,635,289	1,191,307
Gain on sale of subsidiary	2,312,483	2,312,483
Allowance for uncollectibles	0	0
Other liabilities	(493,837)	(306,083)
Federal tax DAC	(1,236,316)	(1,332,402)
Deferred tax liability	$11,950,254	$14,693,795

4.	ANALYSIS OF INVESTMENTS, INVESTMENT INCOME AND INVESTMENT GAIN
A.	NET INVESTMENT INCOME - The following table reflects net investment income by type of investment:

	2009	2008

Fixed Maturities Available for Sale	$8,464,738	$10,494,422
Equity Securities	970,778	2,266,380
Trading Securities	13,661	0
Mortgage Loans	3,430,295	3,042,688
Real Estate	6,086,901	5,452,735
Policy Loans	868,114	704,235
Short-term Investments	55,375	67,027
Cash	44,368	336,367
Total Consolidated Investment Income	19,934,230	22,363,854
Investment Expenses	(5,693,437)	(4,847,419)
Consolidated Net Investment Income	$14,240,793	$17,516,435

The following table reflects net realized investment gains (losses) by type of investment:

	2009	2008

Fixed Maturities Available for Sale	$(58,019)	$(2,452,424)
Fixed Maturities Available for Sale - OTTI	(2,007,174)	(537,737)
Equity Securities	1,196,789	5,352,739
Real Estate	159,282	0
Other	79,594	0
Consolidated Net Realized Gains	$(629,528)	$2,362,578

The following table summarizes the Company's fixed maturity holdings and investments available for sale by major classifications:
Carrying Value

	2009	2008
Investments Available for Sale:
Fixed Maturities
U.S. Government, Government Agencies & Authorities	$73,697,038	$51,808,494
State, Municipalities & Political Subdivisions	2,419,148	475,405
Collateralized Mortgage Obligations	18,821,461	87,590,099
Public Utilities	0	2,702,484
All Other Corporate Bonds	44,767,046	36,113,379
	$139,704,693	$178,689,861
Equity Securities
Public Utilities	$0	$500,001
Banks, Trusts & Insurance Companies	5,001,400	4,647,000
Industrial & Miscellaneous	8,321,922	25,489,499
	$13,323,322	$30,636,500
Investment in unconsolidated affiliate	$5,057,762	$4,000,000

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

The publicly traded securities have had sustained unrealized losses ranging in time from just under twelve months to approximately fifteen months.  Publicly traded securities can remain undervalued for extended periods of time caused by market participant’s short-term perceptions.  At those times, market price can significantly differ from underlying business fundamentals.  Management takes into consideration such things as earnings performance, financial strength, business prospects, cash flows and other such items in evaluating equity investments on an individual basis.  Based on our extensive review of each individual security, management expects to achieve a positive return on the securities as the market assigns a valuation more in line with company fundamentals over time.  Taking these items into consideration, along with being long-term investors with the ability and intent to hold such securities; management does not consider these investments to be other-than-temporarily impaired.

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

The following table presents the level within the hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of December 31, 2009:
	Level 1	Level 2	Level 3	Total
Assets
Fixed Maturities, available for sale	$ 6,831,432	$132,873,261	$0	$139,704,693
Equity Securities, available for sale	15,691,037	2,690,047	0	18,381,084
Trading Securities	19,613,472	0	0	19,613,472
Total Financial Assets Carried at Fair Value	$ 42,135,941	$135,563,308	$0	$177,699,249

Trading Securities (Liabilities)	$ 11,671,911	$0	$0	$11,671,911

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

16.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

2009

	1st	2nd	3rd	4th
Premiums & Policy Fees, Net	$4,198,571	$3,126,692	$3,276,486	$2,900,444
Net Investment Income	3,443,283	3,391,781	3,221,707	4,184,022
Total Revenues	8,032,866	3,412,117	6,467,860	10,845,937
Policy Benefits, Including Dividends	6,888,524	4,689,295	5,345,056	5,571,102
Commissions & Amortization of DAC & COI	1,229,109	1,152,638	634,330	1,217,775
Operating Expenses	1,809,819	1,852,517	1,648,655	1,731,594
Operating Income (Loss)	(2,033,422)	(4,400,592)	(1,263,802)	2,201,733
Net Income Attributable to Common Shareholders Income (Loss)	(1,269,509)	(3,917,008)	(738,243)	1,634,513
Basic Earnings (Loss) Per Share Attributable to Common Shareholders	(0.33)	(1.02)	(0.19)	0.42
Diluted Earnings (Loss) Per Share Attributable Common Shareholders	(0.33)	(1.02)	(0.19)	0.42

2008

	1st	2nd	3rd	4th
Premiums & Policy Fees, Net	$3,927,179	$5,153,149	$3,553,730	$674,681
Net Investment Income	4,605,634	4,070,042	4,110,401	4,730,358
Total Revenues	9,057,395	9,786,288	7,532,833	8,862,764
Policy Benefits, Including Dividends	6,250,647	7,894,337	5,640,907	3,701,760
Commissions & Amortization of DAC & COI	544,548	649,934	550,660	647,039
Operating Expenses	2,034,227	1,840,864	1,701,944	1,654,868
Operating Income (Loss)	(60,580)	(814,147)	(556,108)	2,651,968
Net Income (Loss)Attributable to Common Shareholders	(140,552)	(415,176)	(950,580)	2,160,062
Basic Earnings (Loss) Per Share Attributable Common Shareholders	(0.04)	(0.11)	(0.25)	0.57
Diluted Earnings (Loss) Per Share Attributable Common Shareholders	(0.04)	(0.11)	(0.25)	0.57

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the principal executive officer and principal financial officer, allowing timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management identified two deficiencies that were considered significant deficiencies related to the controls over financial reporting. One deficiency was related to the procedures for identifying and appropriately reporting recently released accounting pronouncements.  FASB ASC 810, Consolidation, was not properly and timely implemented as required by the accounting pronouncement issued by the FASB.  ASC 810 was identified and properly included in this current 10-K filing after outside independent review.  The second deficiency was related to tax provisions in which errors were identified in certain classifications by outside independent review.  None of the deficiencies identified through management’s review process were deemed to be material weaknesses and did not impact the Company’s yearend audited financial statements.

Management recognizes the weaknesses and is currently implementing new procedures to strengthen these controls over financial reporting.  One such control is the use of an outside service that provides notifications regarding new accounting pronouncements and other research materials.  Each new accounting pronouncement is reviewed and studied to determine applicability to the Company’s financial statements and implemented as appropriate.  This new procedure will greatly strengthen controls over financial reporting.

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

Directors

Name, Age	Position with the Company, Business Experience and Other Directorships
John S Albin, 81	Director of UTG since 1984; farmer in Douglas and Edgar counties, Illinois, since 1951; Chairman of the Board of Longview State Bank from 1978 to 2005; President of the Longview Captiol Corporation, a bank holding company, since 1978; Chairman of First National Bankof Ogden, Illinois, from 1987 to 2005; Chairman of the State Bank of Chrisman from 1988 to 2005; Chairman of First National Bank in Georgetown from 1994 to 2005; Director of Illini Community Development Corporation since 1990; Commissioner of Illinois Student Assistance Commission from 1996 to 2002.
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The Board of Directors determined that eight of the eleven current directors are “independent” as defined by Rule 5605 of the NASDAQ listing standards.  The non-independent directors are Jesse T. Correll, Ward F. Correll and James P. Rousey.

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

UG from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB has been able to provide the Company with additional expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market.  UG is able to receive participations from FSNB for three primary reasons: 1) FSNB has already reached its maximum lending limit to a single borrower, but the borrower is still considered a suitable risk; 2) the interest rate on a particular loan may be fixed for a long period that is more suitable for UG given its asset-liability structure; and 3) FSNB’s loan growth might at times outpace its deposit growth, resulting in FSNB participating such excess loan growth rather than turning customers away.  For originated loans, UG management is responsible for the final approval of such loans after evaluation.  Once the loan is approved, UG directly funds the loan to the borrower.  UG bears all risk of loss associated with the terms of the mortgage with the borrower.

FSNB services UG's mortgage loans including those covered by the participation agreements.  UG pays a .25% servicing fee on these loans and a onetime fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.  UG paid $74,153 and $93,572 in servicing fees and $384,931 and $19,283 in origination fees to FSNB during 2009 and 2008, respectively.

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

Index to Exhibits incorporated herein by this reference (See pages 84-85).

INDEX TO EXHIBITS

Exhibit
Number

2.1	(3)	Agreement and Plan of Merger of United Trust Group, Inc., An Illinois Corporation with and into UTG, Inc., A Delaware Corporation dated as of July 1, 2005, including exhibits thereto.
2.2	(4)	Stock Purchase Agreement, dated August 7, 2006, between UTG, Inc. and William F. Guest and John D. Cornett
2.3	(4)	Amendment No. 1, dated September 6, 2006, to the Stock Purchase Agreement, dated August 7, 2007, between UTG, Inc. and William F. Guest and John D. Cornett
2.4	(4)	Amendment No. 2, dated November 22, 2006, to the Stock Purchase Agreement, dated August 7, 2006, as amended, between UTG, Inc. and William F. Guest and John D. Cornett.
3.1	(3)	Certificate of Incorporation of the Registrant and all amendments thereto.
3.2	(3)	By-Laws for the Registrant and all amendments thereto.
4.1	(2)	UTG’s Agreement pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K with respect to long-term debt instruments.
10.1	(1)	Management and Consultant Agreement dated as of January 1, 1993 between First Commonwealth Corporation and Universal Guaranty Life Insurance Company.
10.2	(3)	Line of credit agreement dated June 1, 2005, between Universal Guaranty Life Insurance Company and First National Bank of Tennessee.
10.3	(4)	Amended and Restated UTG, Inc. Employee and Director Stock Purchase Plan and form of related Stock Restriction and Buy-Sell Agreement.
10.4	(4)	Promissory note dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.
10.5	(4)	Revolving credit note dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.
10.6	(4)	Loan Agreement dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.
10.7	(4)	Commercial pledge agreement dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.
10.8	(4)	Negative pledge agreement dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.
10.9	(4)	Administrative Services and Cost Sharing Agreement dated as of January 1, 2007 between UTG, Inc and American Capitol Insurance Company
10.10	(4)	Administrative Services and Cost Sharing Agreement dated as of January 1, 2007 between UTG, Inc and Texas Imperial Life Insurance Company
10.11	(5)	Administrative Services and Cost Sharing Agreement dated as of January 1, 2007 between UTG, Inc and Universal Guaranty Life Insurance Company
10.12		Amendment to Reinsurance Agreement between Universal Guaranty Life Insurance Company and Optimum Re Insurance Company originally with Business Men’s Assurance Company of America
10.13		Reinsurance Agreement between Universal Guaranty Life Insurance Company and Swiss RE originally with Life Reassurance Corporation of America
10.14		Assumption Reinsurance Agreement between Universal Guaranty Life Insurance Company and Park Avenue Life Insurance Company formerly known as First International Life Insurance Company
10.15		Aircraft Lease Agreement
10.16		General Agreement regarding Mortgage Loans by and between First Southern National Bank and Universal Guaranty Life Insurance Company
10.17		Loan Participation Agreement
14.1	(3)	Code of Ethics and Business Conduct
14.2	(3)	Code of Ethical Conduct for Senior Financial Officers
21.1		List of Subsidiaries of the Registrant.
31.1		Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2		Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1		Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to 18 U.S.C. Section 1350.
32.2		Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to 18 U.S.C. Section 1350.
99.1	(3)	Audit Committee Charter.
99.2	(3)	Whistleblower Policy

Footnote:

(1)	Incorporated by reference from the Company's Annual Report on Form 10-K, File No. 0-5392, as of December 31, 1993.
(2)	Incorporated by reference from the Company's Annual Report on Form 10-K, File No. 0-5392, as of December 31, 2002.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K, File No. 0-16867, as of December 31, 2005.
(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K, File No. 0-16867, as of December 31, 2006
(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K, File No. 0-16867, as of December 31, 2007

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, UTG, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTG, Inc.

By: __/s/ Jesse T. Correll_________
Jesse T. Correll,
Chairman and Chief Executive Officer and Director

By: __/s/ Theodore C. Miller________
Theodore C. Miller
Senior Vice President, Chief Financial Officer and Secretary
(principal financial and accounting officer)

Date: December 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ John S. Albin	By: /s/ Daryl J. Heald
John S. Albin Director	Daryl J. Heald Director

By: /s/ Randall L. Attkisson	By: /s/ Howard L. Dayton
Randall L. Attkisson Director	Howard L. Dayton Director

By: /s/ Joseph A. Brinck	By: /s/ Peter L. Ochs
Joseph A. Brinck Director	Peter L. Ochs Director

By: /s/ Jesse T. Correll	By: /s/ William W. Perry
Jesse T. Correll Chairman of the Board, Chief Executive Officer and Director	William Perry Director

By: /s/ Ward F. Correll	By: /s/ James R. Rousey
Ward F. Correll Director	James R. Rousey President and Director

By: /s/ Thomas F. Darden	By: /s/ Theodore C. Miller
Thomas F. Darden Director	Theodore C. Miller Corporate Secretary and Chief Financial Officer