Form 10-Q/A
period 2010-03-31
UTG INC
filed 2010-12-28
CIK 832480

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
UTG, INC. AND SUBSIDIARIES
(The “Company”)

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION…………………………………………………………………………..…........................................................................	3
ITEM 1. FINANCIAL STATEMENTS...……………………………………………………………………..............................................................………..……	3
Consolidated Balance Sheets of March 31, 2010 and December 31, 2009………….……………………..….................................................................…	3
Consolidated Statements of Operations for three months ended March 31, 2010 and 2009…………………...........................................................…..	4
Consolidated Statement of Changes in Equity and Comprehensive Income
For the three months ended March 31, 2010…..………..……………………………………………………...............................................................…….	5
Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009.........….........................................................................	6
Notes to Consolidated Financial Statements……………………………………………………………………..............................................................……	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS…………………………………..………………………………………………….................................................................….…..	19
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.……………….........................................................…...……	25
ITEM 4. CONTROLS AND PROCEDURES..…………………………………………………………….……...................................................................……….	26
PART II. OTHER INFORMATION…..……………………….…………………………………………………..............................................................………….	27
ITEM 1. LEGAL PROCEEDINGS…………………………………………………………….…..................................................................……………………….	27
ITEM 1A. RISK FACTORS………………………………………………………………………………................................................................………………..	27
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS…………......................................................................……...……	27
ITEM 3. DEFAULTS UPON SENIOR SECURITIES……………………………………………………...................................................................……………..	27
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS……………………..................................................................……………..	27
ITEM 5. OTHER INFORMATION...……………………………………………………………………….................................................................……………..	27
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...…………………………………………………...................................................................……………..	27
SIGNATURES...…………………………………………………………………………………………………….................................................................…………	28
EXHIBIT INDEX...………………………………………………………………………………………………….................................................................………....	29

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

* Balance sheet audited at December 31, 2009.
See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Revenues:

Premiums and policy fees	$4,122,858	$5,162,397
Reinsurance premiums and policy fees	(966,091)	(963,826)
Net investment income	4,322,949	3,443,283
Other income	466,382	517,880
Realized investment gains (losses), net:
Other-than-temporary impairments	(477,386)	(700,804)
Other-than-temporary impairments transferred
to other comprehensive loss	0	0
Other realized investment gains, net	214,936	573,936
Total realized investment (losses), net	(262,450)	(126,868)
	7,683,648	8,032,866

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life	6,011,656	7,261,725
Reinsurance benefits and claims	(1,755,831)	(941,876)
Annuity	165,668	305,188
Dividends to policyholders	167,923	263,487
Commissions and amortization of deferred
policy acquisition costs	(117,374)	127,078
Amortization of cost of insurance acquired	331,183	1,102,031
Operating expenses	1,971,570	1,809,819
Interest expense	96,684	138,836
	6,871,479	10,066,288

Income (loss) before income taxes	812,169	(2,033,422)
Income tax benefit (expense)	(312,529)	483,987

Net income (loss)	499,640	(1,549,435)

Net income (loss) attributable to noncontrolling interest	(164,449)	279,926

Net income (loss) attributable to common shareholders	$335,191	$(1,269,509)

Basic income (loss) per share	$0.09	$(0.33)

Diluted income (loss) per share	$0.09	$(0.33)

Basic weighted average shares outstanding	3,883,020	3,838,409

Diluted weighted average shares outstanding	3,883,020	3,838,409
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

The publicly traded securities have had sustained unrealized losses ranging in time from just under fifteen months to approximately eighteen months.  Publicly traded securities can remain undervalued for extended periods of time caused by market participant’s short-term perceptions.  At those times, market price can significantly differ from underlying business fundamentals.  Management takes into consideration such things as earnings performance, financial strength, business prospects, cash flows and other such items in evaluating equity investments on an individual basis.  Based on our extensive review of each individual security, management expects to achieve a positive return on the securities as the market assigns a valuation more in line with company fundamentals over time.  Taking these items into consideration, along with being long-term investors with the ability and intent to hold such securities; management does not consider these investments to be other-than-temporarily impaired.

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

8.	COMPREHENSIVE INCOME

		Tax
	Before-Tax	(Expense)	Net of Tax
March 31, 2010	Amount	or Benefit	Amount

Unrealized holding gains during
period	$790,480	$(276,668)	$513,812
Less: reclassification adjustment
for losses realized in net income	(403,769)	141,319	(262,450)
Change in other comprehensive income	$386,711	$(135,349)	$251,362

9.	FAIR VALUE MEASUREMENTS

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended. There have been no significant changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting during this most recent quarter or subsequent to the date of the evaluation.

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

UTG, INC.
(Registrant)

Date:	December 15, 2010	By	/s/ James P. Rousey
James P. Rousey
President, and Director

Date:	December 15, 2010	By	/s/ Theodore C. Miller
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