Form 10-Q/A
period 2010-06-30
UTG INC
filed 2010-12-28
CIK 832480

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
UTG, INC. AND SUBSIDIARIES
(The “Company”)

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION………………………………………………………………………................................................................................................…..…........	3
ITEM 1. FINANCIAL STATEMENTS...…………………………………………………………………………...............................................................................................…..……	3
Consolidated Balance Sheets of June 30, 2010 and December 31, 2009………….…………………….....................................................................................................…..…	3
Consolidated Statements of Operations for three and six months ended June 30, 2010 and 2009…………….................................................................................………..	4
Consolidated Statement of Changes in Equity and Comprehensive Income
For the six months ended June 30, 2010…..………..…………………………………………….........................................................................................................…………….	5
Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009..................................................................................................................…........	6
Notes to Consolidated Financial Statements……………………………………………………………................................................................................................……….……	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS…………………………………..……………………………………………....................................................................................................…….……..	19
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.………............................................................................................…………..……	25
ITEM 4. CONTROLS AND PROCEDURES..…………………………………………………………….....................................................................................................…………….	26
PART II. OTHER INFORMATION…..……………………….…………………………………………...............................................................................................………………….	26
ITEM 1. LEGAL PROCEEDINGS…………………………………………………………….…………...................................................................................................……………….	26
ITEM 1A. RISK FACTORS………………………………………………………………………………..................................................................................................………………..	26
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS………………..........................................................................................................……	26
ITEM 3. DEFAULTS UPON SENIOR SECURITIES…………………………………………………………....................................................................................................………..	26
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS………………………...................................................................................................…………..	27
ITEM 5. OTHER INFORMATION...………………………………………………………………………….................................................................................................…………..	27
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...…………………………………………………..................................................................................................……………..	27
SIGNATURES...……………………………………………………………………………………………..................................................................................................…………………	28
EXHIBIT INDEX...……………………………………………………………………………………….................................................................................................…………………....	29

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

* Balance sheet audited at December 31, 2009.
See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Revenues:

Premiums and policy fees	$3,910,489	$4,110,880	$8,033,347	$9,273,277
Reinsurance premiums and policy fees	(1,481,444)	(984,188)	(2,447,535)	(1,948,014)
Net investment income	4,875,160	3,059,109	9,198,109	6,502,392
Other income	472,971	499,982	939,353	1,017,862
Realized investment gains (losses), net:
Other-than-temporary impairments	0	0	(477,386)	(700,804)
Other-than-temporary impairments transferred
to other comprehensive loss	0	0	0	0
Other realized investment gains (losses), net	736	(3,273,666)	215,672	(2,699,730)
Total realized investment gains (losses), net	736	(3,273,666)	(261,714)	(3,400,534)
	7,777,912	3,412,117	15,461,560	11,444,983

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life	5,862,899	6,148,948	11,874,555	13,410,673
Reinsurance benefits and claims	(2,113,801)	(1,870,896)	(3,869,632)	(2,812,772)
Annuity	332,393	252,927	498,061	558,115
Dividends to policyholders	151,625	158,316	319,548	421,803
Commissions and amortization of deferred
policy acquisition costs	(226,811)	53,262	(344,185)	180,340
Amortization of cost of insurance acquired	331,183	1,099,376	662,366	2,201,407
Operating expenses	1,848,216	1,852,517	3,819,786	3,662,336
Interest expense	84,593	118,259	181,277	257,095
	6,270,297	7,812,709	13,141,776	17,878,997

Income (loss) before income taxes	1,507,615	(4,400,592)	2,319,784	(6,434,014)
Income tax benefit (expense)	(234,208)	31,250	(546,737)	515,237

Net income (loss)	1,273,407	(4,369,342)	1,773,047	(5,918,777)

Net (income) loss attributable to noncontrolling interest	(88,107)	452,334	(252,556)	732,260

Net income (loss) attributable to common shareholders	$1,185,300	$(3,917,008)	$1,520,491	$(5,186,517)

Basic income (loss) per share	$0.31	$(1.02)	$0.39	$(1.35)

Diluted income (loss) per share	$0.31	$(1.02)	$0.39	$(1.35)

Basic weighted average shares outstanding	3,879,794	3,828,614	3,877,852	3,830,776

Diluted weighted average shares outstanding	3,879,794	3,828,614	3,877,852	3,830,776
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

The publicly traded securities have had sustained unrealized losses ranging in time from just under eighteen months to approximately twenty-one months.  Publicly traded securities can remain undervalued for extended periods of time caused by market participant’s short-term perceptions.  At those times, market price can significantly differ from underlying business fundamentals.  Management takes into consideration such things as earnings performance, financial strength, business prospects, cash flows and other such items in evaluating equity investments on an individual basis.  Based on our extensive review of each individual security, management expects to achieve a positive return on the securities as the market assigns a valuation more in line with company fundamentals over time.  Taking these items into consideration, along with being long-term investors with the ability and intent to hold such securities; management does not consider these investments to be other-than-temporarily impaired.

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