Form 10-Q/A
period 2010-09-30
UTG INC
filed 2010-12-28
CIK 832480

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
UTG, INC. AND SUBSIDIARIES
(The “Company”)

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION…………………………………………………………………………........................................................................................…........
ITEM 1. FINANCIAL STATEMENTS...………………………………………………………………………....................................................................................……..……	3
Condensed Consolidated Balance Sheets of September 30, 2010 and December 31, 2009………….........................................................................................……..…	3
Condensed Consolidated Statements of Operations for three and nine months ended September 30, 2010 and 2009……………………………………………………………………………….................................................................................……......…..	4
Condensed Consolidated Statement of Changes in Equity and Comprehensive Income
For the nine months ended September 30, 2010…..………..…………………………………………….........................................................................................……….	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009……………………………………………………………………….....................................................................................................…........	6
Notes to Condensed Consolidated Financial Statements………………………..……………………......................................................................................……….……	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS…………………………………..…………………………………………….........................................................................................…….……..	19
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.………..................................................................................…………..……	26
ITEM 4. CONTROLS AND PROCEDURES..……………………………………………………………..........................................................................................…………….	27
PART II. OTHER INFORMATION…..……………………….……………………………………………....................................................................................……………….	27
ITEM 1. LEGAL PROCEEDINGS…………………………………………………………….……………........................................................................................…………….	27
ITEM 1A. RISK FACTORS………………………………………………………………………………......................................................................................………………..	27
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS…………............................................................................................……...……	27
ITEM 3. DEFAULTS UPON SENIOR SECURITIES………………………………………………….........................................................................................………………..	28
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS………………….........................................................................................………………..	28
ITEM 5. OTHER INFORMATION...………………………………………………………………….......................................................................................…………………..	28
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...……………………………………………........................................................................................…………………..	28
SIGNATURES...…………………………………………………………………………………………......................................................................................……………………	29
EXHIBIT INDEX...……………………………………………………………………………………......................................................................................……………………....	30

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

* Balance sheet audited at December 31, 2009.
See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenues:

Premiums and policy fees	$3,624,202	$4,285,373	$11,657,549	$13,558,650
Reinsurance premiums and policy fees	(974,729)	(1,008,887)	(3,422,264)	(2,956,901)
Net investment income	9,659,148	3,221,707	19,118,312	10,056,771
Other income	443,638	585,383	1,382,991	1,270,573
Realized investment gains (losses), net:
Other-than-temporary impairments	(114,772)	(747,451)	(592,158)	(1,448,255)
Other-than-temporary impairments transferred
to other comprehensive loss	0	0	0	0
Other realized investment gains (losses), net	381,786	131,735	336,403	(2,567,995)
Total realized investment gains (losses), net	267,014	(615,716)	(255,755)	(4,016,250)
	13,019,273	6,467,860	28,480,833	17,912,843

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life	5,625,387	6,275,988	17,499,942	19,686,661
Reinsurance benefits and claims	(1,706,105)	(1,096,044)	(5,575,737)	(3,908,816)
Annuity	206,598	28,697	704,659	586,812
Dividends to policyholders	120,135	136,415	439,683	558,218
Commissions and amortization of deferred
policy acquisition costs	(328,382)	(263,363)	(672,567)	(83,023)
Amortization of cost of insurance acquired	331,182	897,693	993,548	3,099,100
Operating expenses	1,927,023	1,648,655	5,746,809	5,310,991
Interest expense	77,289	103,621	258,566	360,716
	6,253,127	7,731,662	19,394,903	25,610,659

Income (loss) before income taxes	6,766,146	(1,263,802)	9,085,930	(7,697,816)
Income tax (expense) benefit	(1,736,233)	374,420	(2,282,970)	889,657

Net income (loss)	5,029,913	(889,382)	6,802,960	(6,808,159)

Net (income) loss attributable to noncontrolling interest	(370,394)	151,139	(622,950)	883,399

Net income (loss) attributable to common shareholders	$4,659,519	$(738,243)	$6,180,010	$(5,924,760)

Basic income (loss) per share	$1.20	$(0.19)	$1.60	$(1.55)

Diluted income (loss) per share	$1.20	$(0.19)	$1.60	$(1.55)

Basic weighted average shares outstanding	3,872,743	3,824,881	3,865,676	3,828,789

Diluted weighted average shares outstanding	3,872,743	3,824,881	3,865,676	3,828,789
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

The publicly traded securities have had sustained unrealized losses ranging in time from just under twenty-one months to approximately twenty-four months.  Publicly traded securities can remain undervalued for extended periods of time caused by market participant’s short-term perceptions.  At those times, market price can significantly differ from underlying business fundamentals.  Management takes into consideration such things as earnings performance, financial strength, business prospects, cash flows and other such items in evaluating equity investments on an individual basis.  Based on our extensive review of each individual security, management expects to achieve a positive return on the securities as the market assigns a valuation more in line with company fundamentals over time.  Taking these items into consideration, along with being long-term investors with the ability and intent to hold such securities; management does not consider these investments to be other-than-temporarily impaired.

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