Form 10-K/A
period 2009-12-31
UTG INC
filed 2011-01-27
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 2)
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

Documents incorporated by reference:  None

UTG, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2009

TABLE OF CONTENTS

PART I……………………………………………………………………………………………………………………...............................................................	3
ITEM 1. BUSINESS…………………………………………………………………………………………………...............................................................................	3
ITEM 1A. RISK FACTORS……………………………………………………………………………….…………...............................................................................	14
ITEM 1B. UNRESOLVED STAFF COMMENTS……………………………………………………………………............................................................................	16
ITEM 2. PROPERTIES………………………………………………………………………………………………..............................................................................	16
ITEM 3. LEGAL PROCEEDINGS………………………………………………………………………………….................................................................................	16
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS……………………………….............................................................................	16
PART II…………………………………………………………………………………………………………………….............................................................	17
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PRUCHASES OF EQUTY SECURITIES………………………………….................................................................................	17
ITEM 6. SELECTED FINANCIAL DATA…………………………………………………………………………….........................................................................	18
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS…………………………………………………………………………….................................................................................	18
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK…………………….....................................................................	32
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA………………………………………….......................................................................	34
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE………………………………………………………………………….............................................................................	69
ITEM 9A. CONTROLS AND PROCEDURES………………………………………………………………………..............................................................................	69
ITEM 9B. OTHER INFORMATION………………………………………………………………………………….............................................................................	69
PART III…………………………………………………………………………………………………………………................................................................	70
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE……………………..................................................................................	70
ITEM 11. EXECUTIVE COMPENSATION………………………………………………………………………….............................................................................	74
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS…………………………………………………………..............................................................................	78
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE…………………………………………………………………………...................................................................................	82
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES…………………………………………………...............................................................................	83
PART IV…………………………………………………………………………………………………………………................................................................	84
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES………………………………..…………..........................................................................	84

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

Reinsurance agreements such as the Canada Life treaty described above are often referred to as financial reinsurance arrangements and are utilized within the insurance industry as a method of borrowing funds or statutory capital for an acquisition of a block of business or company.  The borrowed funds are generally in the form of an initial ceding commission received from the reinsurer.  The original borrowed amount is then repaid in future periods from the profits generated by the acquired block or company.  Values of the target are determined based upon an actuarial valuation and future projections.  Actual results may vary from year to year based upon the performance of the business relative to the assumptions used in the projections.  Under the terms of this agreement, all financial activity relating to the policies covered by the agreement are utilized to repay the remaining outstanding balance, which was $970,556 as of December 31, 2009.  Results under this agreement are included in various line items of the income statement, with an overall impact to net income of approximately $19,000 and $26,000 in 2009 and 2008, respectively.  The net result of the activity represents the fee paid to the reinsurer for the use of their funds or statutory capital during the duration of the agreement.

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

Commissions and amortization of deferred policy acquisition costs increased $1,708,239 from 2008 to 2009 mostly as a result of lower commissions offset from a reinsurance agreement in AC caused by lower profits on the block of business due to bond sales.  The AC agreement is a financial reinsurance agreement.  The earnings on the block of business covered by this agreement are utilized to re-pay the original borrowed amount.  The commission allowance reported each period from this agreement represents the net earnings on the identified policies covered by the agreement in each reporting period.  Results from this agreement included in this line item were approximately $107,000 and $(1,244,000) for the years 2009 and 2008, respectively.  While the agreement may result in variances in this line item, this arrangement has no material impact on net income.  The overall impact to net income was $19,000 and $26,000 for the years 2009 and 2008, respectively.  A liability for the original ceding commission established at the origination of the agreement and is amortized through this line item as earnings on the block of business are realized.  Going forward, this line item is expected to be more in line with prior history.  Most of the Company’s agent agreements contained vesting provisions, which provide for continued compensation payments to agents upon their termination subject to certain minimums and often limited to a specific period of time.  Another factor is attributable to normal amortization of the deferred policy acquisition costs asset.  The Company reviews the recoverability of the asset based on current trends and known events compared to the assumptions used in the establishment of the original asset.  No impairments were recorded in the periods reported.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Listed below are the financial statements included in this Part of the Annual Report on SEC Form 10-K:

Page No.
UTG, INC. AND CONSOLIDATED SUBSIDIARIES

Report of Management on Internal Controls Over Financial Reporting……..….................................................................................................................................

Consent of Independent Auditors……………………………………………………………………….................................................................................................

Report of Brown Smith Wallace LLC, Independent
  Registered Public Accounting Firm for the years ended December 31, 2009 and 2008……..…......................................................................................................
35 36 37
Consolidated Balance Sheets………………………………………………………………………....…..................................................................................................	38
Consolidated Statements of Operations…………………………………………………..………...……...............................................................................................	39
Consolidated Statements of Changes in Equity………………………………………..………...…......................................................................................................	40
Consolidated Statements of Cash Flows……………………………………………………......…...…..................................................................................................	41
Notes to Consolidated Financial Statements……………………………………………………......…..................................................................................................	41-69

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

Report of Brown Smith Wallace, LLC
Independent Registered Public Accounting Firm

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We (Brown Smith Wallace, LLC) hereby consent to the use of our auditors’ report dated March 30, 2010, with respect to the amended, consolidated financial statements of UTG, Inc. included in the Form 10-K/A (Amendment No. 2) for the year ended December 31, 2009, filed with the United States Securities and Exchange Commission.

Brown Smith Wallace, LLC

/s/ Brown Smith Wallace, L.L.C.

Certified Public Accountants
St. Louis, Missouri
February 24, 2011

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
See accompanying notes.

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

For financial reinsurance arrangements, the Company reports the initial ceding commission received as an “other liability” on its financial statements.  Financial results in subsequent periods are reported in the various line items of the income statement as with other reinsurance agreements, with the repayment amount reported in the line item “amortization of DAC”.  The net impact to the income statement in any subsequent period represents the fees paid to the reinsurer on the current outstanding balance of the initial ceding commission.

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

Reinsurance agreements such as the Canada Life treaty described above are often referred to as financial reinsurance arrangements and are utilized within the insurance industry as a method of borrowing funds or statutory capital for an acquisition of a block of business or company.  The borrowed funds are generally in the form of an initial ceding commission received from the reinsurer.  The original borrowed amount is then repaid in future periods from the profits generated by the acquired block or company.  Values of the target are determined based upon an actuarial valuation and future projections.  Actual results may vary from year to year based upon the performance of the business relative to the assumptions used in the projections.  Under the terms of this agreement, all financial activity relating to the policies covered by the agreement are utilized to repay the remaining outstanding balance, which was $970,556 as of December 31, 2009.  Results under this agreement are included in various line items of the income statement, with an overall impact to net income of approximately $19,000 and $26,000 in 2009 and 2008, respectively.  The net result of the activity represents the fee paid to the reinsurer for the use of their funds or statutory capital during the duration of the agreement.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDINCE
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

Date: January 27, 2011

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