Form 10-K/A
period 2009-12-31
UTG INC
filed 2011-02-24
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 3)
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

Documents incorporated by reference:  None

UTG, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2009

This Amendment replaces in its entirety the following sections of the Form 10-K of UTG, Inc. for the year ended December 31, 2009.

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS…………………………………………………………………………………………..................................................................................…	3
Report of Independent Registered Public Accounting Firm………………………………………………………………………............................................................................	17
PART IV
Signature Page…………………………………………………………………………………………………………………........................................................................................	18
Exhibit 31.1 CERTIFICATIONS………………………………………………………………………………………………................................................................................…...	19
Exhibit 31.2 CERTIFICATIONS……………………………………………………………………………………………………...............................................................................	20
Exhibit 32.1 CERTIFICATAION OF CHIEF EXECUTIVE OFFICER……………………………………………………………..............................................................................	21
Exhibit 32.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER……………………………………………………………….............................................................................	22

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

Commissions and amortization of deferred policy acquisition costs increased $1,708,239 from 2008 to 2009 mostly as a result of lower commissions offset from a reinsurance agreement in AC caused by lower profits on the block of business due to bond sales.  The AC agreement is a financial reinsurance agreement.  The earnings on the block of business covered by this agreement are utilized to re-pay the original borrowed amount.  The commission allowance reported each period from this agreement represents the net earnings on the identified policies covered by the agreement in each reporting period.  Results from this agreement included in this line item were approximately $107,000 and $(1,244,000) for the years 2009 and 2008, respectively.  As financial reinsurance, all financial results relating to this block of business are utilized to repay the outstanding borrowed amount from the reinsurer.  Securities are specifically identified and segregated in a trust account relative to this arrangement.  Should a gain or loss occur on one of these identified securities in the trust account, the results are included in the calculation of the current period financial results of the treaty with the reinsurer.  While the agreement may result in variances in this line item, this arrangement has no material impact on net income.  The overall impact to net income was $19,000 and $26,000 for the years 2009 and 2008, respectively.  A liability for the original ceding commission established at the origination of the agreement and is amortized through this line item as earnings on the block of business are realized.  Going forward, this line item is expected to be more in line with prior history.  Most of the Company’s agent agreements contained vesting provisions, which provide for continued compensation payments to agents upon their termination subject to certain minimums and often limited to a specific period of time.  Another factor is attributable to normal amortization of the deferred policy acquisition costs asset.  The Company reviews the recoverability of the asset based on current trends and known events compared to the assumptions used in the establishment of the original asset.  No impairments were recorded in the periods reported.  The 2008 results for commissions and amortization of deferred policy acquisition costs also included approximately $(400,000) of commission allowances received from a reinsurance agreement that was recaptured in 2008, thus having no comparable activity to this line item in 2009.

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

/s/ Brown Smith Wallace, L.L.C.

St. Louis, Missouri
March 30, 2010

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

Date: February 23, 2011

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