Form 10-K
period 2010-12-31
UTG INC
filed 2011-03-30
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Title of class
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
Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. [  ]

Indicate by check mark whether the registrant is large accelerated filer, an accelerator filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non Accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).   Yes [  ]    No [X]

As of June 30, 2010, shares of the Registrant’s common stock held by non-affiliates (based upon the price of the last sale of $9.75 per share), had an aggregate market value of approximately $13,051,506.

At February 15, 2011 the Registrant had 3,850,680 outstanding shares of Common Stock, stated value $.001 per share.

Documents incorporated by reference:  None

UTG, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2010

TABLE OF CONTENTS

PART I…………………………………………………………………………………………………………………...................................................................................................….	3
ITEM 1. BUSINESS………………………………………………………………………………………………...................................................................................................................…..	3
ITEM 1A. RISK FACTORS……………………………………………………………………………….………....................................................................................................................…	15
ITEM 1B. UNRESOLVED STAFF COMMENTS………………………………………………………………….................................................................................................................….	16
ITEM 2. PROPERTIES……………………………………………………………………………………………...................................................................................................................….	16
ITEM 3. LEGAL PROCEEDINGS………………………………………………………………………………….......................................................................................................................	17
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS……………………………..................................................................................................................….	17
PART II…………………………………………………………………………………………………………………...................................................................................................…	18
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUTY SECURITIES……………………………….....................................................................................................................….	18
ITEM 6. SELECTED FINANCIAL DATA…………………………………………………………………………...............................................................................................................…	19
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS……………………………………………………………………………......................................................................................................................	20
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK………………….........................................................................................................….	33
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA………………………………………...........................................................................................................….	35
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE………………………………………………………………………................................................................................................................….	67
ITEM 9A. CONTROLS AND PROCEDURES……………………………………………………………………..................................................................................................................….	67
ITEM 9B. OTHER INFORMATION……………………………………………………………………………….................................................................................................................…..	68
PART III………………………………………………………………………………………………………………....................................................................................................…..	69
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE…………………......................................................................................................................….	69
ITEM 11. EXECUTIVE COMPENSATION………………………………………………………………………......................................................................................................................	73
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS………………………………………………………...................................................................................................................…	78
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE……………………………………………………………………….......................................................................................................................….	80
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES……………………………………………….....................................................................................................................…	81
PART IV…………………………………………………………………………………………………………….....................................................................................................……	83
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.………………………………..………...............................................................................................................…	83

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

OVERVIEW

UTG, Inc. (the "Registrant" or “UTG”) was originally incorporated in 1984, under the name United Trust, Inc. under the laws of the State of Illinois, to serve as an insurance holding company.  The Registrant and its subsidiaries (the "Company") have only one significant industry segment - insurance.  The current name, UTG, Inc., and state of incorporation, Delaware, were adopted during 2005 through a merger transaction.  The Company's dominant business is individual life insurance, which includes the servicing of existing insurance business in force, the acquisition of other companies in the insurance business, and the administration processing of life insurance business for other entities.

At December 31, 2010, significant majority-owned subsidiaries of the Registrant were as depicted on the following organizational chart:

UTG, Inc
(UTG)
20-2907892 DE
100%
Roosevelt Equity Corporation
(REC)
37-0949882 DE
100%
Universal Guaranty Life Insurance Company
(UG)
70130
31-0727974 OH
67%
Sun Valley Homes (AZ), LLC
(Sun Valley)
27-0660712 AZ
74%
HPG Acquisitions, LLC
(HPG)
20-5638300 TX
100%
Stanford Wilderness Road, LLC
(SWR)
20-3705703 KY
73%
ACAP Corporation
(ACAP)
25-1489730 DE
51%
RLF Lexington Properties, LLC
(Lexington)
20-5935357 CO
100%
Cumberland Woodlands, LLC
(CW)
26-1700910 KY
100%
American Capitol Insurance Company
(AC)
60291
74-1219404 TX
100%
Sand Lake, LLC
(Sand Lake)
Applied for TX
100%
Imperial Plan, Inc
(Imperial Plan)
76-0293391 TX

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC, a Kentucky corporation, (FSF) and First Southern Bancorp, Inc. (FSBI), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (FSNB).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At December 31, 2010, Mr. Correll owns or controls directly and indirectly approximately 60% of UTG’s outstanding stock.

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

REC is a wholly-owned subsidiary of UTG, which was incorporated under the laws of the State of Delaware on June 1, 1971, as a securities broker dealer.  REC was established as an aid to life insurance sales.  Policyholders could have certain policy benefits such as annual dividends automatically transferred to a mutual fund if they elected.  REC acts as an agent for its customers by placing orders of mutual funds and variable annuity contracts, which are placed in the customers’ names. The mutual fund shares and variable annuity accumulation units are held by the respective custodians. The only financial involvement of REC is through receipt of commission (load).  REC functions at a minimum broker-dealer level. It does not maintain any of its customer accounts nor receives customer funds directly. Operating activity of REC accounted for approximately $12,700 in losses in the current year.

HPG is a 74% owned subsidiary of UG, which owns for investment purposes, commercial property located in downtown Midland, Texas.  The property includes three commercial office buildings with a total of approximately 530,000 square feet and adjoining parking with 280 spaces.

SWR is a wholly-owned subsidiary of UG, which owns for investment purposes, commercial real estate located in downtown Stanford, Kentucky.  Future plans for these properties include a rehabilitation of the buildings and will include commercial/retail space once completed.

CW is a wholly-owned subsidiary of UG, which owns for investment purposes, approximately 15,000 acres of land in Kentucky and a 50% partnership interest in an additional 11,000 acres of land in Kentucky.

Lexington is a 51% owned subsidiary of UG, which owns for investment purposes, approximately 3,150 acres of land located near Lexington, Kentucky.

Sun Valley is a 67% owned subsidiary of UG, which owns for investment purposes, residential real estate in Phoenix, Arizona. Sun Valley has been acquiring foreclosed residential properties in the Phoenix area with the intent to rehab and sell over a short period of time. Sun Valley is currently in a wind down phase.

Sand Lake is a wholly-owned subsidiary of UG, which owns for investment purposes, approximately 98.85 acres of vacant land in Flagler County, Florida.

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

On December 30, 2009 the Company completed the sale transaction of its previously 100% owned subsidiary, Texas Imperial Life Insurance Company. The subsidiary was sold to United Funeral Directors Benefit Life Insurance Company, an unaffiliated third party. The sale price was $6,415,169 which was paid in cash. The sale resulted in an increase in statutory capital of $3,800,000 before taxes in the Company. The transaction was entered into to further streamline operations of the affiliate group. Texas Imperial was a stipulated premium company, a unique status under Texas rules.

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

AC has no currently available product offerings.

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

The Company has a variety of policies in force different from those being marketed.  Interest sensitive products, including universal life and excess interest whole life (“fixed premium UL”), account for 55% of the insurance in force.  Approximately 10% of the insurance in force is participating business, which represents policies under which the policy owner shares in the insurance company’s statutory divisible surplus.  The Company's average persistency rate for its policies in force for 2010 and 2009 has been 96.0% and 96.1%, respectively.

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

In 2010, approximately $10,924,000 of total direct premium was collected by UG.  Ohio accounted for 30%, Illinois accounted for 16%, and West Virginia accounted for 9% of total direct premiums collected.  No other state accounted for more than 5% of direct premiums collected.

In 2010, approximately $2,890,000 of total direct premium was collected by AC.  Texas accounted for 32%, Louisiana accounted for 10%, Tennessee accounted for 9%, and Mississippi accounted for 7% of total direct premiums collected.  No other state accounted for more than 5% of direct premiums collected.

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

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges.  Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances. Interest crediting rates for universal life and interest sensitive products range from 4.0% to 5.5%, for the years ended, December 31, 2010 and 2009.

REINSURANCE

As is customary in the insurance industry, the insurance subsidiaries cede insurance to, and assume insurance from, other insurance companies under reinsurance agreements.  Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk.  The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it.  However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies.  The Company sets a limit on the amount of insurance retained on the life of any one person.  The Company will not retain more than $125,000, including accidental death benefits, on any one life.  At December 31, 2010, the Company had gross insurance in force of $1.767 billion of which approximately $433 million was ceded to reinsurers.

The Company's reinsured business is ceded to numerous reinsurers.  The Company monitors the solvency of its reinsurers in seeking to minimize the risk of loss in the event of a failure by one of the parties.  The Company is primarily liable to the insureds even if the reinsurers are unable to meet their obligations.  The primary reinsurers of the Company are large, well capitalized entities.

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

UG entered into a coinsurance agreement with Park Avenue Life Insurance Company (PALIC) effective September 30, 1996.  Under the terms of the agreement, UG ceded to PALIC substantially all of its then in-force paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  Under the terms of the agreement, UG sold 100% of the future results of this block of business to PALIC through a coinsurance agreement.  UG continues to administer the business for PALIC and receives a servicing fee through a commission allowance based on the remaining in-force policies each month.  PALIC has the right to assumption reinsure the business, at its option, and transfer the administration.  The Company is not aware of any such plans.  PALIC and its ultimate parent, The Guardian Life Insurance Company of America (Guardian), currently hold an “A” (Excellent) and "A++" (Superior) rating, respectively, from A.M. Best.  The PALIC agreement accounts for approximately 64% of UG’s reinsurance reserve credit, as of December 31, 2010.

On September 30, 1998, UG entered into a coinsurance agreement with The Independent Order of Vikings, (IOV) an Illinois fraternal benefit society.  Under the terms of the agreement, UG agreed to assume, on a coinsurance basis, 25% of the reserves and liabilities arising from all in-force insurance contracts issued by the IOV to its members.  At December 31, 2010, the IOV insurance in-force assumed by UG was approximately $1,612,000, with reserves being held on that amount of approximately $374,000.

On June 7, 2000, UG assumed an already existing coinsurance agreement, dated January 1, 1992, between Lancaster Life Reinsurance Company (LLRC), an Arizona corporation and Investors Heritage Life Insurance Company (IHL), a corporation organized under the laws of the Commonwealth of Kentucky.  Under the terms of the agreement, LLRC agreed to assume from IHL a 90% quota share of new issues of credit life and accident and health policies that have been written on or after January 1, 1992 through various branches of the First Southern National Bank.  The maximum amount of credit life insurance that can be assumed on any one individual’s life is $15,000.  UG assumed all the rights and obligations formerly held by LLRC as the reinsurer in the agreement.  LLRC liquidated its charter immediately following the transfer.  At December 31, 2010, the IHL agreement has insurance in-force of approximately $836,000, with reserves being held on that amount of approximately $11,000.

At December 31, 1992, AC entered into a reinsurance agreement with Canada Life Assurance Company (“the Canada Life agreement”) that fully reinsured virtually all of its traditional life insurance policies. The reinsurer’s obligations under the Canada Life agreement were secured by assets withheld by AC representing policy loans and deferred and uncollected premiums related to the reinsured policies. AC continues to administer the reinsured policies, for which it receives an expense allowance from the reinsurer. At December 31, 2010, the Canada Life agreement has insurance in-force of approximately $57,337,000, with reserves being held on that amount of approximately $35,510,000. As of December 31, 2010, there remains $634,467 in profits to be generated under this treaty. Should future experience under the treaty match the experience of recent years, which cannot reliably be predicted to occur, it should take until late 2012 to generate the remaining profits. However, regarding the uncertainty as to when the specified level may be reached, it should be noted that the experience has been erratic from year to year and the number of policies in force that are covered by the treaty diminishes each year.

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

Reinsurance agreements such as the Canada Life treaty described above are often referred to as financial reinsurance arrangements and are utilized within the insurance industry as a method of borrowing funds or statutory capital for an acquisition of a block of business or company.  The borrowed funds are generally in the form of an initial ceding commission received from the reinsurer.  The original borrowed amount is then repaid in future periods from the profits generated by the acquired block or company.  Values of the target are determined based upon an actuarial valuation and future projections.  Actual results may vary from year to year based upon the performance of the business relative to the assumptions used in the projections.  Under the terms of this agreement, all financial activity relating to the policies covered by the agreement are utilized to repay the remaining outstanding balance, which was $634,467 as of December 31, 2010.  Results under this agreement are included in various line items of the income statement, with an overall impact to net income of approximately $20,700 and $19,000 in 2010 and 2009, respectively.  The net result of the activity represents the fee paid to the reinsurer for the use of their funds or statutory capital during the duration of the agreement.

During 1998, AC closed a coinsurance transaction with Universal Life Insurance Company (“Universal”). Pursuant to the coinsurance agreement, AC coinsured 100% of the individual life insurance policies of Universal in force at January 1, 1998.  During 2010, this block of business was assumption reinsured into AC and is now considered direct business of AC.  AC is now directly liable for any and all claims against these policies.

The Company does not have any short-duration reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2010 and 2009 were as follows:

	Shown in thousands

	2010 Premiums Earned	2009 Premiums Earned

Direct	$16,463	$17,271
Assumed	36	163
Ceded	(4,108)	(3,932)
Net Premiums	$12,391	$13,502

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
The following table reflects net investment income by type of investment:

	December 31,

	2010	2009

Fixed Maturities Held for Sale	$5,577,292	$8,464,738
Equity Securities	891,777	970,778
Trading Securities	5,143,204	13,661
Mortgage Loans	1,176,747	2,442,908
Discounted Mortgage Loans	12,897,978	987,387
Real Estate	6,600,327	6,086,901
Policy Loans	864,416	868,114
Short-term Investments	57,339	55,375
Cash	10,761	44,368
Total Consolidated Investment Income	33,219,841	19,934,230
Investment Expenses	(8,361,004)	(5,693,437)
Consolidated Net Investment Income	$24,858,837	$14,240,793

At December 31, 2010, the Company had a total of $18,092,527 in investment real estate, which did not produce income during 2010.

The following table summarizes the Company's fixed maturities distribution at December 31, 2010 and 2009 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

Fixed Maturities

	% of Portfolio
Rating
	2010	2009
Investment Grade
AAA	74%	76%
AA	4%	4%
A	9%	13%
BBB	13%	6%
Below Investment Grade	0%	1%
	100%	100%

The following table summarizes the Company's fixed maturities held for sale by major classification:

	Carrying Value

	2010	2009
U.S. Government and government agencies and authorities	$79,023,933	$73,697,038
States, municipalities and political subdivisions	335,198	2,419,148
Collateralized mortgage obligations	16,674,262	18,821,461
Public utilities	987,025	0
All other corporate bonds	50,885,530	44,767,046
	$147,905,948	$139,704,693

The following table shows the composition, average maturity and yield of the Company's investment portfolio at December 31, 2010.

	Average
	Carrying	Average	Average
Investments	Value	Maturity	Yield

Fixed maturities held for sale	$143,806,000	14 years	3.88%
Equity securities	13,604,000	Not applicable	6.56%
Trading securities	28,321,000	Not applicable	12.80%
Mortgage loans	19,726,000	1 year	5.97%
Discounted mortgage loans	40,877,000	6 years	31.55%
Investment real estate	49,353,000	Not applicable	13.37%
Policy loans	14,160,000	Not applicable	6.10%
Short-term investments and Cash and cash equivalents	28,338,000	On demand	0.24%
Total Investments and Cash and Cash equivalents	$338,185,000		9.82%

Management monitors its investment maturities, which in their opinion is sufficient to meet the Company's cash requirements.  Fixed maturities of $10,113 mature in one year and $19,029,622 mature in two to five years.

The Company, from time to time, acquires mortgage loans through participation agreements with FSNB.  FSNB has been able to provide the Company with additional expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market.  The Company is able to receive participations from FSNB for three primary reasons:  1) FSNB has already reached its maximum lending limit to a single borrower, but the borrower is still considered a suitable risk; 2) the interest rate on a particular loan may be fixed for a long period that is more suitable for UG given its asset-liability structure; and 3) FSNB’s loan growth might at times outpace its deposit growth, resulting in FSNB participating such excess loan growth rather than turning customers away.  For originated loans, the Company’s management is responsible for the final approval of such loans after evaluation.  Before a new loan is issued, the applicant is subject to certain criteria set forth by Company management to ensure quality control.  These criteria include, but are not limited to, a credit report, personal financial information such as outstanding debt, sources of income, and personal equity.  Once the loan is approved, the Company directly funds the loan to the borrower.  The Company bears all risk of loss associated with the terms of the mortgage with the borrower.

During the fourth quarter of 2009, the Company began purchasing discounted commercial mortgage loans.  Management has extensive background and experience in the analysis and valuation of commercial real estate and believes there are significant opportunities currently available in the discounted mortgage loan arena.  Experienced personnel of FSNB have also been utilized in the analysis phase.  This experience dates back to discounted loans during the Resolution Trust days where such loans were being sold from defunct savings and loans in the early 1990’s.  The discounted loans are available through the FDIC sale of assets of closed banks and from banks wanting to reduce their loan portfolios.  The loans are available on a loan by loan bid process.  Prior to placing a bid, each loan is reviewed to determine interest level utilizing such information as type of collateral, location of collateral, interest rate, current loan status and available cashflows or other sources of repayment.  Once it is determined interest in the loan remains, the collateral is physically inspected.  Following physical inspection, if interest still remains, a bid price is determined and a bid is submitted.  Once a loan has been acquired, contact is made with the appropriate individuals to begin a dialog with a goal of determining the borrower’s willingness to work together.  There are generally three paths a discounted loan will take:  the borrowers pay as required; a settlement is reached with the loan being paid off at a discounted value; or the loan is foreclosed.

During the fourth quarter of 2009, the Company had acquired $118,368,661 of discounted mortgage loans at a total cost of $35,224,022, representing an average purchase price to outstanding loan of 29.8%. During 2009, the Company recorded approximately $1,000,000 in income from this loan activity. During 2010, the Company acquired an additional $111,258,867 of discounted mortgage loans at a total cost of $36,283,278, representing an average purchase price to outstanding loan of 32.6%.  Additionally, during 2010, the Company settled, sold or had paid off mortgage loans totaling $40,038,789.  During 2010, the Company recorded approximately $12,898,000 in income from the discounted mortgage loan activity, including $7,645,258 in discount accruals.  The Company is currently projecting a very positive return from on-going mortgage loan payments from the discounted commercial mortgage loan portfolio.

During 2010 and 2009, the Company acquired approximately $37,080,000 and $36,221,000 in both regular participation mortgage loans as well as discounted mortgage loans, respectively.  FSNB services the mortgage loan portfolio of the Company.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $190,297 and $74,153 in servicing fees and $508,283 and $558,843 in origination fees to FSNB during 2010 and 2009, respectively.

At December 31, 2010, the Company holds $59,935,447 in mortgage loans in total, which represents approximately 14% of the total assets.  Most mortgage loans are first position loans.  Loans issued are limited to no more than 80% of the appraised value of the property with the exception of one loan whose value of the security to the loan was 100%.  During 2010, the Company recognized an other-than-temporary impairment of $128,867 on this loan as a result of its appraisal valuation.

The Company has in place a monitoring system to provide management with information regarding potential troubled loans.  Letters are sent to each mortgagee when the loan becomes 30 days or more delinquent.  Management is provided with a monthly listing of loans that are 60 days or more past due along with a brief description of what steps are being taken to resolve the delinquency.  All loans 90 days or more past due are placed on a non-performing status and classified as delinquent loans.  Quarterly, coinciding with external financial reporting, the Company reviews each delinquent loan and determines how each delinquent loan should be classified.  Management believes the current internal controls surrounding the mortgage loan selection process provide a quality portfolio with minimal risk of foreclosure and/or negative financial impact.

While management believes the discounted loans will continue to have favorable earnings and outcomes as they are worked through, there can be no assurance this will remain true in future periods.  Changes in the current economy such as an even greater downturn than recently experienced could have a negative impact on the loans, including the financial stability of the borrowers, the borrowers’ ability to pay or to refinance, the value of the property held as collateral and the ability to find purchasers at favorable prices. As such, management has taken a conservative approach with these investments and has classified all discounted mortgage loans held as non-accrual.  In such status, the Company is not recording any accrued interest income nor is it recording any accrual of discount on the loans held.  Discount accruals reported during 2010 were the result of the loan basis already being fully paid.

On the remainder of the mortgage loan portfolio, interest accruals are analyzed based on the likelihood of repayment.  In no event will interest continue to accrue when accrued interest along with the outstanding principal exceeds the net realizable value of the property.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status.

A mortgage loan reserve is established and adjusted based on management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquired the discounted mortgage loans at below fair value, therefore no reserve for delinquent loans is deemed necessary.  The loan portfolio since purchase is performing very well.  Those loans not currently paying are being vigorously worked by management.  The current discounted commercial mortgage loan portfolio has an average price of 30.5% of face value and management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.  The mortgage loan reserve was $0 and $12,730 at December 31, 2010 and 2009 respectively.

As of December 31, 2010, the Company’s discounted mortgage loan portfolio contained 131 loans with a carrying value of $47,523,860.  The loans’ payment performance during the past year is shown as follows:

Payment Frequency	Number of Loans	Carrying Value

No payments received	47	$26,731,110
One-time payment received	20	562,919
Irregular payments received	19	7,166,669
Periodic payments received	45	13,063,162
Total	131	$47,523,860

The following table shows a distribution of the Company’s mortgage loans and discounted mortgage loans by type:

Mortgage Loans	Amount	% of Total

Commercial – all other	$58,568,145	98%
Residential – all other	1,367,302	2%
Total	$59,935,447	100%

The following table shows a geographic distribution of the Company’s mortgage loan portfolio including discounted mortgage loans and investment real estate:

	Mortgage Loans	Real Estate

Alabama	1%	0%
Arizona	7%	1%
California	2%	4%
Florida	39%	1%
Georgia	6%	10%
Illinois	0%	2%
Kentucky	7%	45%
Maryland	3%	0%
Michigan	1%	1%
Minnesota	3%	0%
Nevada	3%	0%
North Carolina	2%	0%
Ohio	9%	2%
Pennsylvania	4%	0%
Tennessee	2%	0%
Texas	7%	28%
Utah	0%	1%
Washington	0%	2%
West Virginia	4%	3%
Total	100%	100%

The following table summarizes discounted mortgage loan holdings of the Company:

Category	2010	2009

In good standing	$9,665,059	$7,311,982
Overdue interest over 90 days	16,192,815	26,917,956
Restructured	4,306,800	0
In process of foreclosure	17,359,186	0
Total discounted mortgage loans	$47,523,860	$34,229,938

Total foreclosed discounted mortgage loans	$8,939,548	$2,262,352

At December 31, 2010, the Company has 26 discounted mortgage loans totaling $17,359,189 in the process of foreclosure and 19 discounted mortgage loans totaling $4,306,800 under a repayment plan or restructuring.

During 2010, the Company foreclosed on 20 discounted mortgage loans with a total carrying value of $8,939,548.  Of these foreclosures, 17 loans totaling $8,411,458 were transferred to real estate while one loan is now UG’s wholly owned subsidiary, Sand Lake, LLC.  Subsequent to the foreclosures, two foreclosed loans were sold with the Company realizing a gain of $51,949 upon the sale.

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

EMPLOYEES

At December 31, 2010, UTG and its subsidiaries had 67 full-time employees.  UTG’s operations are headquartered in Springfield, Illinois.

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

Within the Company’s trading accounts, certain trading securities carried as liabilities represent securities sold short.  A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.

Because UTG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of December 31, 2010, approximately 55% of our total direct premium was collected from Illinois, Ohio, Texas and West Virginia.  Thus, results of operations are heavily dependent upon the strength of these economies.

In addition, a substantial portion of our investment mortgage loans are secured by real estate located primarily in Arizona, Florida, Georgia, Kentucky, Ohio and Texas.  Consequently, our ability to continue to originate real estate loans may be impaired by adverse changes in local and regional economic conditions in these real estate markets or by acts of nature.  These events also could have an adverse effect on the value of our collateral and, due to the concentration of our collateral in real estate, on our financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company owns an office complex in Springfield, Illinois, which houses the primary insurance operations.  The office buildings in this complex contain 57,000 square feet of office and warehouse space, and are carried at $1,474,424.  The facilities occupied by the Company are adequate relative to the Company's present operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of UTG’s shareholders during the fourth quarter of 2010.

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

	2010		2009

PERIOD	High	Low	High	Low

First quarter	10.10	8.76	9.00	5.00
Second quarter	10.00	8.80	8.00	5.00
Third quarter	9.75	9.50	9.01	6.05
Fourth quarter	10.40	8.75	11.00	8.76

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

As of February 15, 2011 there were 7,587 record holders of UTG common stock.

On March 26, 2002, the Board of Directors of UTG adopted, and on June 11, 2002, the shareholders of UTG approved, the UTG, Inc. Employee and Director Stock Purchase Plan.  The plan’s purpose was to encourage ownership of UTG stock by eligible directors and employees of UTG and its subsidiaries by providing them with an opportunity to invest in shares of UTG common stock.  The plan was administered by the Board of Directors of UTG.  A total of 400,000 shares of common stock could have been purchased under the plan, subject to appropriate adjustment for stock dividends, stock splits or similar recapitalizations resulting in a change in shares of UTG.  The plan was not intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

The purchase price of shares repurchased under the stock restriction and buy-sell agreement was to be computed, on a per share basis, equal to the sum of (i) the original purchase price(s) paid to acquire such shares from the Holding Company at the time they were sold pursuant to the Plan and (ii) the consolidated statutory net earnings (loss) per share of such shares during the period from the end of the month next preceding the month in which such shares were acquired pursuant to the plan, to the end of the month next preceding the month in which the closing sale of such shares to UTG occurs.  The consolidated statutory net earnings per Share were be computed as the net income of the Holding Company and its subsidiaries on a consolidated basis in accordance with statutory accounting principles applicable to insurance companies, as computed by the Holding Company, except that earnings of insurance companies or block of business acquired after the original plan date, November 1, 2002 were to be adjusted to reflect the amortization of intangibles established at the time of acquisition in accordance with generally accepted accounting principles (GAAP), less any dividends paid to shareholders. The calculation of net earnings per Share was to be performed on a monthly basis using the number of common shares of the Holding Company outstanding as of the end of the reporting period. The purchase price for any Shares purchased hereunder was to be paid in cash within 60 days from the date of purchase subject to the receipt of any required regulatory approvals as provided in the Agreement.

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

Purchases of Equity Securities

The following table provides information with respect to purchases we made of our common stock during the three months ended December 31, 2010 and total repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
Oct. 1 through Oct. 31, 2010	3,070	$9.44	3,070	N/A	$440,834
Nov. 1 through Nov. 30, 2010	1,428	9.31	1,428	N/A	427,535
Dec. 1 through Dec. 31, 2010	13,099	10.29	13,099	N/A	292,755
Total	17,597	10.06	17,597

On June 5, 2001, the Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of up to $1 million of UTG's common stock.  On June 16, 2004, an additional $1 million was authorized for repurchasing shares.  On April 18, 2006, an additional $1 million was authorized for repurchasing shares.  On June 16, 2010, an additional $500,000 was authorized for repurchasing shares at current market value.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company. Through February 15, 2011, UTG has spent $3,371,277 in the acquisition of 463,307 shares under this program.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected historical consolidated financial data should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 8 – Financial Statements and Supplementary Data” and other financial information included elsewhere in this report.

FINANCIAL HIGHLIGHTS
(000’s omitted, except per share data)

	2010	2009	2008	2007	2006
Premium income net of reinsurance	$12,391	$13,502	$13,309	$14,413	$12,860
Net investment income	24,859	14,241	17,516	16,880	11,001
Total revenues	38,443	28,759	35,239	38,873	37,585
Net income (loss)	7,597	(4,290)	654	2,143	3,870
Basic income (loss) per share	1.97	(1.12)	0.17	0.56	1.00
Total assets	441,588	431,519	457,779	473,655	482,732
Total notes payable	10,372	14,403	15,617	19,914	22,990
Dividends paid per share	NONE	NONE	NONE	NONE	NONE

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources for the two years ended December 31, 2010.  This analysis should be read in conjunction with the consolidated financial statements and related notes, which appear elsewhere in this report.  The Company reports financial results on a consolidated basis.  The consolidated financial statements include the accounts of UTG and its subsidiaries at December 31, 2010.

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

Investments
The Company accounts for its investments in debt and equity securities pursuant to FASB Codification 320-10 section 5, 15, 25, 30, 35, 45, 50, and 55 and 942-10 section 50, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified all of its investments as available-for-sale with the exception of certain securities classified as trading securities. Available-for-sale investments are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets for available-for-sale securities.  Trading securities are carried at fair value with unrealized gains and losses reported in income in the Consolidated Statements of Operations.  Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Operations, using the constant yield method over the period to maturity. Net realized gains and losses on investments are computed using the specific identification method and are reported in the Consolidated Statements of Operations.

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

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased approximately 8% when comparing 2010 to 2009.  The Company writes very little new business.  Unless the Company acquires a block of in-force business as it did in December 2006, Management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience. The Company’s average persistency rate for all policies in force for 2010 and 2009 was approximately 96.0% and 96.1%, respectively. Persistency is a measure of insurance in force retained in relation to the previous year.

The Company’s primary source of new business production, which has been immaterial, comes from internal conservation efforts.  Several of the customer service representatives of the Company are also licensed insurance agents, allowing them to offer other products within the Company’s portfolio to existing customers.  Additionally, efforts continue to be made in policy retention through more personal contact with the customer including telephone calls to discuss alternatives and reasons for a customer’s request to surrender their policy.

Net investment income increased approximately 75% when comparing 2010 to 2009.  The overall gross investment yields for 2010 and 2009 are 9.82% and 5.58%, respectively.  During 2008 and 2009, Management took steps to avoid catastrophic future losses by culling its investment portfolio.  As part of this portfolio evaluation process, certain investments were subsequently sold, particularly during the third and fourth quarters of 2008 and early 2009.  This resulted in a higher cash balance through most of 2009 earning extremely low rates of interest which had an immediate impact on income.  With preservation of capital being of utmost concern, Management sat on this large cash balance waiting for the dust to settle and for opportunities with margin of safety to appear.  This patience was rewarded and the Company began to deploy cash into investments deemed appropriate during the latter part of 2009.  The majority of this money was invested in trading securities and discounted mortgage loans.  With the economy reeling, bankruptcies soaring and general credit drying-up, the banking industry has been under well-known pressure.  As bank failures increased dramatically, their loan portfolios have been auctioned off, sometimes at deep discounts.

A substantial amount of the Company’s 2010 earnings are directly related to strong results in investment income.  The majority of the increase in investment income is from the Company’s mortgage loan portfolio.  Approximately 57%, or $14,075,000, of investment income is attributable to the mortgage loan portfolio, including $7,645,000 in discount accruals.  Should any of the factors change, such as the ability to acquire additional loans at such a large discount due to increased competition or insufficient supply, the ability of borrowers to settle loans mainly through refinancing, another decline in the overall economy, and other such factors, the performance of this type of investment could abruptly end, directly affecting future net income.  While management believes the current portfolio would remain profitable in another downturn, with no source of new acquisitions of discounted loans, the future profit stream from this activity would be limited.  Alternatively, should the Company need to look at fixed maturities for additional investment if discounted loans were no longer a viable option, the rate of return would be significantly lower given the low interest rate environment also resulting in substantially lower income.

During the fourth quarter of 2009, the Company began purchasing discounted commercial mortgage loans.  Management has extensive background and experience in the analysis and valuation of commercial real estate and believes there are significant opportunities currently available in the discounted mortgage loan arena.  Experienced personnel of FSNB have also been utilized in the analysis phase.  This experience dates back to discounted loans during the Resolution Trust days where such loans were being sold from defunct savings and loans in the early 1990’s.  The discounted loans are available through the FDIC sale of assets of closed banks and from banks wanting to reduce their loan portfolios.  The loans are available on a loan by loan bid process.  Prior to placing a bid, each loan is reviewed to determine interest level utilizing such information as type of collateral, location of collateral, interest rate, current loan status and available cashflows or other sources of repayment.  Once it is determined interest in the loan remains, the collateral is physically inspected.  Following physical inspection, if interest still remains, a bid price is determined and a bid is submitted.  Once a loan has been acquired, contact is made with the appropriate individuals to begin a dialog with a goal of determining the borrower’s willingness to work together.  There are generally three paths a discounted loan will take:  the borrowers pay as required; a settlement is reached with the loan being paid off at a discounted value; or the loan is foreclosed.

During the fourth quarter of 2009, the Company had acquired $118,368,661 of discounted mortgage loans at a total cost of $35,224,022, representing an average purchase price to outstanding loan of 29.8%. During 2009, the Company recorded approximately $1,000,000 in income from this loan activity. During 2010, the Company acquired an additional $111,258,867 of discounted mortgage loans at a total cost of $36,283,278, representing an average purchase price to outstanding loan of 32.6%.  Additionally, during 2010, the Company settled, sold or had paid off discounted mortgage loans totaling $23,607,100.  During 2010, the Company recorded approximately $12,898,000 in income from the discounted mortgage loan activity, including $7,645,258 in discount accruals.  The Company is currently projecting a very positive return from on-going mortgage loan payments from the discounted commercial mortgage loan portfolio.

While management believes the discounted loans will continue to have favorable earnings and outcomes as they are worked through, there can be no assurance this will remain true in future periods.  Changes in the current economy such as an even greater downturn than recently experienced could have a negative impact on the loans, including the financial stability of the borrowers, the borrowers’ ability to pay or to refinance, the value of the property held as collateral and the ability to find purchasers at favorable prices. As such, management has taken a conservative approach with these investments and has classified all discounted mortgage loans held as non-accrual.  In such status, the Company is recording interest income on a cash basis and is recording any accrual of discount on the loans held when realized.  Discount accruals reported during 2010 were the result of the loan basis already being fully paid.

During 2009, the Company also contributed approximately $20,000,000 to professionally managed trading accounts as another way to combat the current low rate environment.  The accounts were established to generate a fair return while reducing risk.  Securities designated as trading are reported at fair value with gains or losses resulting from changes in fair value recognized in net investment income.  During 2010, approximately 21%, or $5,143,000, of investment income was due to this trading portfolio, yielding approximately 12.8% after fees.  This type of return should not be expected in future periods.  Volatility should be expected, as well as possible losses.  Management’s target return on these accounts is 8%.

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

Net realized investment losses were $(640,538) and $(629,528) in 2010 and 2009, respectively.  During 2010, other-than-temporary impairments of approximately $610,000 and $740,000 were taken on bonds backed by trust preferred securities and on common stock, respectively.  The other-than-temporary impairments were due to changes in expected future cash flows.  Additionally, an other-than-temporary impairment of approximately $129,000 was taken on a mortgage loan as a result of its appraisal valuation.  These losses were partially off-set from realized gains of approximately $811,175 on bond sales.  The majority of the losses during 2009 were from bond investments.  The beginning of 2009 continued with the elimination of unwanted bonds during the portfolio evaluation process.  Losses on the sale of these bonds totaled approximately $3,500,000.  In addition to these losses, other-than-temporary impairments of just over $2,000,000 were taken on bonds backed by trust preferred securities of banks.  These losses were partially off-set from realized gains of approximately $3,800,000 from sales of mortgage backed securities at the end of 2009.  Realized gains on common stocks were mainly the result of selling the remainder of CSI for a $3,000,000 gain and the sale of another common stock realizing a $1,000,000 gain.  The gains were off-set by a loss of approximately $3,000,000 on exchange traded funds that moved inversely to the market.

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

In recent periods, Management’s focus has been placed on promoting and growing TPA services to unaffiliated life insurance companies.  The Company receives monthly fees based on policy in force counts and certain other activity indicators, such as number of premium collections performed, or services performed.  For the years ended 2010 and 2009, the Company received $1,724,880 and $1,875,868 for this work, respectively.  These TPA revenue fees are included in the line item “other income” on the Company’s consolidated statements of operations.  During 2010, the Company obtained an additional contract for these services, which should provide approximately $300,000 additional revenues annually.  Administration for this block of business is to begin in the first quarter of 2011.  The Company intends to continue to pursue other TPA arrangements as well. The Company provides TPA services to insurance companies seeking business process outsourcing solutions.  Management believes the Company is positioned to generate additional revenues by utilizing the Company’s current excess capacity and administrative services.  During 2009, the Company renewed the contract of the largest TPA client for an additional five year period.

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

Benefits, claims and settlement expenses net of reinsurance benefits and claims, decreased $3,546,995 from 2009 to 2010.  The decrease relates primarily to changes in the Company’s death claim experience.  Death claims were approximately $1,598,000 less in 2010 as compared to 2009.  There is no single event that caused the mortality variances.  Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.

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

Commissions and amortization of deferred policy acquisition costs decreased $882,163 from 2009 to 2010.  The 2010 results were more in line with what management would consider normal for this line item.  During 2009, this line item was impacted as a result of lower commissions offset from a reinsurance agreement in AC caused by lower profits on the block of business due to bond sales.  The AC agreement is a financial reinsurance agreement.  The earnings on the block of business covered by this agreement are utilized to re-pay the original borrowed amount.  The commission allowance reported each period from this agreement represents the net earnings on the identified policies covered by the agreement in each reporting period.  Results from this agreement included in this line item were approximately $(674,816) and $107,000 for the years 2010 and 2009, respectively.  As financial reinsurance, all financial results relating to this block of business are utilized to repay the outstanding borrowed amount from the reinsurer.  Securities are specifically identified and segregated in a trust account relative to this arrangement.  Should a gain or loss occur on one of these identified securities in the trust account, the results are included in the calculation of the current period financial results of the treaty with the reinsurer.    While the agreement may result in variances in this line item, this arrangement has no material impact on net income.  The overall impact to net income was $21,000 and $19,000 for the years 2010 and 2009, respectively.  A liability for the original ceding commission was established at the origination of the agreement and is amortized through this line item as earnings on the block of business are realized.  Most of the Company’s agent agreements contained vesting provisions, which provide for continued compensation payments to agents upon their termination subject to certain minimums and often limited to a specific period of time.  Another factor affecting this line item is attributable to normal amortization of the deferred policy acquisition costs asset.  The Company reviews the recoverability of the asset based on current trends and known events compared to the assumptions used in the establishment of the original asset.  No impairments were recorded in the periods reported.

Net amortization of cost of insurance acquired decreased 68% in 2010 compared to 2009.  During 2009, a block of business of UG fully amortized, which accounted for the significantly lower amortization in 2010.  Cost of insurance acquired is established when an insurance company is acquired.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  The cost of policies purchased represents the actuarially determined present value of the projected future profits from the acquired policies.  Cost of insurance acquired is comprised of individual life insurance products including whole life, interest sensitive whole life and universal life insurance products.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits.  The Company utilizes a 12% discount rate on the remaining unamortized business.  The interest rates vary due to risk analysis performed at the time of acquisition on the business acquired. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised. Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force. Persistency is a measure of insurance in force retained in relation to the previous year.  The Company's average persistency rate for all policies in force for 2010 and 2009 has been approximately 96.0% and 96.1%, respectively.  The Company monitors these projections to determine the adequacy of present values assigned to future profits.  No impairments were recorded in the periods reported.

Operating expenses increased approximately 14% in 2010 compared to 2009.  This increase was due to increased travel expenses primarily relating to the purchase of discount mortgage loans and an increase in charitable contributions as a result of the Company’s increased earnings in 2010.  Management continues to place significant emphasis on expense monitoring and cost containment.  Maintaining administrative efficiencies directly impacts net income.

Interest expense decreased approximately 37% during 2010 compared to 2009.  This decrease is the result of a lower outstanding balance of debt as well as the general decline in interest rates.  The Company made principal payments of $3,600,351 during 2010.  During 2009, no principal payments were made as the Company prepaid principal due in 2009 during 2008.  The next required principal payment is due in December of 2011.  The Company anticipates aggressively repaying the current debt.

Deferred taxes are established to recognize future tax effects attributable to temporary differences between the financial statements and the tax return.  As these differences are realized in the financial statement or tax return, the deferred income tax established on the difference is recognized in the financial statements as an income tax expense or credit.

(c)	Net income

The Company had a net income (loss) of $7,596,575 and $(4,290,247) in 2010 and 2009, respectively.  The increase in net income in 2010 is primarily related to higher investment income and lower policyholder benefits.

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

At December 31, 2010, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders' equity or results from operations.  The Company has identified securities it may sell and classified them as "investments held for sale".  Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity. To provide additional flexibility and liquidity, the Company has categorized all fixed maturity investments as “investments held for sale”.

At December 31, 2010, the Company held a fixed maturity security with a carrying value of $10,000 that was guaranteed by a third party.  The security did not have a credit rating.  The Company had no significant concentration in a guarantor either directly or indirectly as of December 31, 2010.

The following table summarizes the Company's fixed maturities distribution at December 31, 2010 and 2009 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

Fixed Maturities

	% of Portfolio
Rating
	2010	2009
Investment Grade
AAA	74%	76%
AA	4%	4%
A	9%	13%
BBB	13%	6%
Below Investment Grade	0%	1%
	100%	100%

Mortgage loan investments represent 14% of total assets of the Company at year-end 2010 and 2009.  A significant portion of the Company’s mortgage loan investments result from opportunities available through FSNB, an affiliate of Mr. Jesse T. Correll.  Mr. Correll is the CEO and Chairman of the Board of Directors of UTG, and directly and indirectly through affiliates, its largest shareholder.  FSNB has been able to provide the Company with additional expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market.  FSNB services all the mortgage loans of the Company.  The majority of this amount was in the form of loans purchased at a discount from failed banks.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $190,297 and $74,153 in servicing fees and $508,283 and $558,843 in origination fees to FSNB during 2010 and 2009, respectively.

During the fourth quarter of 2009, the Company began purchasing discounted commercial mortgage loans.  Management has extensive background and experience in the analysis and valuation of commercial real estate and believes there are significant opportunities currently available in the discounted mortgage loan arena.  Experienced personnel of FSNB have also been utilized in the analysis phase.  This experience dates back to discounted loans during the Resolution Trust days where such loans were being sold from defunct savings and loans in the early 1990’s.  The discounted loans are available through the FDIC sale of assets of closed banks and from banks wanting to reduce their loan portfolios.  The loans are available on a loan by loan bid process.  Prior to placing a bid, each loan is reviewed to determine interest level utilizing such information as type of collateral, location of collateral, interest rate, current loan status and available cashflows or other sources of repayment.  Once it is determined interest in the loan remains, the collateral is physically inspected.  Following physical inspection, if interest still remains, a bid price is determined and a bid is submitted.  Once a loan has been acquired, contact is made with the appropriate individuals to begin a dialog with a goal of determining the borrower’s willingness to work together.  There are generally three paths a discounted loan will take:  the borrowers pay as required; a settlement is reached with the loan being paid off at a discounted value; or the loan is foreclosed.

During the fourth quarter of 2009, the Company had acquired $118,368,661 of discounted mortgage loans at a total cost of $35,224,022, representing an average purchase price to outstanding loan of 29.8%. During 2009, the Company recorded approximately $1,000,000 in income from this loan activity. During 2010, the Company acquired an additional $111,258,867 of discounted mortgage loans at a total cost of $36,283,278, representing an average purchase price to outstanding loan of 32.6%.  Additionally, during 2010, the Company settled, sold or had paid off discounted mortgage loans totaling $23,607,100.  During 2010, the Company recorded approximately $12,898,000 in income from the discounted mortgage loan activity, including $7,645,258 in discount accruals.  The Company is currently projecting a very positive return from on-going mortgage loan payments from the discounted commercial mortgage loan portfolio.

Sub-prime mortgage lending has received significant attention.  Default rates have risen sharply on these loans causing a negative impact in the economy in general.  While the Company does not have a material direct exposure to sub-prime mortgage loans, the Company could still be negatively impacted indirectly primarily through fixed maturity holdings in financial institutions that do have sub-prime loan exposures.  Declines in values relating to such entities will negatively impact the Company through unrealized investment losses.  Should any of these entities declare bankruptcy, the Company would then report a realized loss on its investment.  Management monitors events relating to this topic.

Total investment real estate holdings represent approximately 12% and 10.5% of the total assets of the Company, net of accumulated depreciation, at year-end 2010 and 2009 respectively. The Company has made several investments in real estate in recent years.  Expected returns on these investments exceed those available in fixed income securities.  However, these returns may not always be as steady or predictable.

Cash and cash equivalents decreased by approximately $19,000,000 comparing 2010 to 2009.  This cash was redeployed into additional investments.

During 2009, the Company also contributed approximately $20,000,000 to a professionally managed trading account as another way to combat the current low rate environment.  The account was established to generate a fair return while reducing risk.  Securities designated as trading are reported at fair value with gains or losses resulting from changes in fair value recognized in net investment income.  During 2010, approximately 21%, or $5,143,000, of investment income was due to this trading portfolio.  This type of return should not be expected going forward.  Volatility should be expected, as well as possible losses.

Policy loans remained consistent for the periods presented.  Industry experience for policy loans indicates that few policy loans are ever repaid by the policyholder other than through termination of the policy.  Policy loans are systematically reviewed to ensure that no individual policy loan exceeds the underlying cash value of the policy.

Deferred policy acquisition costs decreased 14% in 2010 compared to 2009.  Deferred policy acquisition costs, which vary with, and are primarily related to producing new business, are referred to as DAC.  DAC consists primarily of commissions and certain costs of policy issuance and underwriting, net of fees charged to the policy in excess of ultimate fees charged.  To the extent these costs are recoverable from future profits, the Company defers these costs and amortizes them with interest in relation to the present value of expected gross profits from the contracts, discounted using the interest rate credited by the policy.  The Company had $0 in policy acquisition costs deferred, $6,000 in interest accretion and $97,029 in amortization in 2010, and had $0 in policy acquisition costs deferred, $8,000 in interest accretion and $173,944 in amortization in 2009.

Cost of insurance acquired decreased approximately $1,324,000 in 2010 compared to $8,900,000 in 2009.  When an insurance company is acquired, the Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition.  The cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits.  In 2010 and 2009, amortization decreased the asset by $1,324,731 and $4,176,539 respectively.  An additional decrease of approximately $4,700,000 in 2009 was due to the sale of a subsidiary, Texas Imperial Life Insurance Company.  No impairments of this asset were recorded for the periods presented.

On December 30, 2009, the Company sold a 73% owned subsidiary, Texas Imperial Life Insurance Company.  The transaction was entered into to further streamline operations of the affiliated group.  Texas Imperial was a stipulated premium company, a unique status under Texas rules.  Consolidation of this entity was not practical due to this status.  The sale resulted in a decrease of approximately 4% in total assets in 2009.

(b)	Liabilities

The largest liability, by far, is future policy benefits.  The decrease from 2009 to 2010 in this line item was approximately 2%.  This decrease is attributable primarily to a decrease in the total future policy benefits held.  As policies in force terminate, the corresponding reserve liability held for those policies is released.

At December 31, 2010, the Company has outstanding notes payable of $10,372,239 as compared to $14,402,889 a year ago.  Approximately $6,890,000 of this debt is related to the acquisition of ACAP Corporation.  The Company has two lines of credit available for operating liquidity or acquisitions of additional lines of business.  The outstanding balances on these lines of credit were $2,290,000 and $0 as of December 31, 2010 and 2009, respectively.  The Company's debt is discussed in more detail in Note 12 to the consolidated financial statements.

As part of the investment portfolio restructuring, a portion of the Company’s funds has been dedicated to an experienced team of market professionals with the goal of grinding out a reasonable return, primarily through cash flows, with lower overall volatility and reduced risk.  The portfolio contains exchange traded equities and options which have been classified as trading securities on the balance sheet.

(c)	Shareholders' Equity

Total shareholders' equity increased approximately 20% in 2010 compared to 2009.  This increase is primarily due to the net income of $7,596,575 for the year as well as unrealized gains included in other comprehensive income.

Each year, the NAIC calculates financial ratio results (commonly referred to as IRIS ratios) for each insurance company.  These ratios compare key financial data pertaining to the statutory balance sheet and income statement.  The results are then compared to pre-established normal ranges determined by the NAIC.  Results outside the range typically require explanation to the domiciliary insurance department.  At year-end 2010, UG had three ratios while AC had one ratio outside the normal range.  All variances reported were anticipated by Management.  These ratios are discussed in more detail in the Regulatory Environment discussion included in this Item 7.

Liquidity and Capital Resources

The Company has three principal needs for cash - the insurance companies’ contractual obligations to policyholders, the payment of operating expenses and servicing its outstanding debt.  Cash and cash equivalents as a percentage of total assets were 4% and 9% as of December 31, 2010 and 2009.  Fixed maturities as a percentage of total invested assets were 45% and 47% as of December 31, 2010 and 2009, respectively.

The Company's investments are predominantly in fixed maturity investments such as bonds and mortgage loans, which provide sufficient return to cover future obligations. The Company carries all of its fixed maturity holdings as held for sale which are reported in the consolidated financial statements at their market value.

Many of the Company's products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds.  With respect to such products, surrender charges are generally sufficient to cover the Company's unamortized deferred policy acquisition costs with respect to the policy being surrendered.

Cash used in operating activities was $(2,986,295) and $(4,248,484) in 2010 and 2009, respectively.  Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline.  Management anticipates future cashflows from operations to remain similar to historic trends.

Cash provided by (used in) investing activities was $(11,480,532) and $2,904,973 for 2010 and 2009, respectively.  During 2010, more emphasis was placed on the trading securities and discounted mortgage loans.  These two investment areas accounted for 86% of investments acquired during 2010 and 79% of investments sold during 2010.  In late 2009, management determined market conditions were favorable for investing in both of these arenas.  The Company intends to continue this investment path as long as market conditions remain favorable in these areas and investment opportunities continue to present themselves.

Net cash used in financing activities was $(4,542,564) and $(1,159,521) for 2010 and 2009, respectively.  Cash used in financing activities during both years was primarily the result of debt reduction.

Net policyholder contract deposits decreased approximately $408,000 in 2010 compared to 2009.    Policyholder contract withdrawals decreased approximately $796,000 in 2010 compared to 2009.  Management anticipates continued moderate declines in contract deposits and withdrawals as this block of business continues to decline.  Contract withdrawals can vary from year to year based on outside influences such as changes in interest rates, competition and other economic factors.

On December 8, 2006, UTG borrowed funds from First Tennessee Bank National Association through execution of an $18,000,000 promissory note.  The note is secured by the pledge of 100% of the common stock of UG.  The promissory note carries a variable rate of interest based on the 3 month LIBOR rate plus 180 basis points.  Interest is payable quarterly.  Principal is payable annually beginning at the end of the second year in five installments of $3,600,000.  The loan matures on December 7, 2012.  The Company made principal payments of $3,600,351 during 2010.  During 2009, no payments were made, as the Company had prepaid the 2009 principal due during 2008.  At December 31, 2010 and 2009, the outstanding principal balance on this debt was $6,891,411 and $10,491,762, respectively.
In addition to the above promissory note, First Tennessee Bank National Association also provided UTG with a $5,000,000 revolving credit note.  During 2010, Management decided that a reduction in the limit to $2,750,000 in this line of credit was more reasonable for current operations.  This note is for a one-year term and may be renewed by consent of both parties.  The credit note is to provide operating liquidity for UTG.  The promissory note carries a variable rate of interest based on the 90-day LIBOR rate plus 2.75 percentage points, but at no time will the rate be less than 3.25%.  The collateral held on the above note also secures this credit note.  UTG had borrowings of $290,000 and $0 against this note during 2010 and 2009, respectively.  At December 31, 2010 and 2009, the outstanding principal balance on this debt was $290,000 and $0, respectively.

In November 2007, the Company became a member of the Federal Home Loan Bank (FHLB).  This membership allows the Company access to additional credit up to a maximum of 50% of the total assets of UG.  To be a member of the FHLB, UG was required to purchase shares of common stock of FHLB.  Borrowing capacity is based on 50 times each dollar of stock acquired in FHLB above the "base membership" amount.  UG's current line of credit with the FHLB is $15,000,000.  During 2010, UG had borrowings of $2,000,000 against this line of credit at a rate of 0.25% at December 31, 2010.  During 2009, UG had borrowings of $2,000,000 and repayments of $2,000,000.  At December 31, 2010 and 2009, the outstanding principal balance on this debt was $2,000,000 and $0, respectively.  This outstanding principal balance was repaid in full on January 7, 2011.

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

UTG is a holding company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the Company in good standing with states in which it does business, and the servicing of its debt are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on management fees received from its insurance subsidiaries, stockholder dividends from its subsidiaries and earnings received on cash balances.  On December 31, 2010, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries.  The Company's insurance subsidiaries have maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.

UG is an Ohio domiciled insurance company, which requires five days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory net income or b) 10% of statutory capital and surplus.  For the year ended December 31, 2010, UG had statutory net income of $4,796,439.  At December 31, 2010, UG's statutory capital and surplus amounted to $30,442,880.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid dividends of $2,725,000 and $0 to UTG in 2010 and 2009, respectively. None of the dividends paid were considered to be an extraordinary dividend.

AC is a Texas domiciled insurance company, which requires eleven days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings from operations or b) 10% of statutory surplus.  At December 31, 2010, AC statutory earnings from operations were $2,024,641.  At December 31, 2010 AC, statutory surplus was $8,434,448.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  AC paid ordinary dividends of $728,130 and $0 during 2010 and 2009, respectively.

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

At year-end 2010, UG had three ratios outside the normal range.  AC had one ratio outside the normal range.  Each of the ratios outside the normal range was anticipated by Management.  UG’s ratios relate to the Company’s affiliated investments, percentage of real estate and mortgage loans to cash and invested assets and change in premium.  The Company has made investments in real estate projects, which have been consolidated into these financial statements through limited liability companies.  The limited liability companies were created to provide additional risk protection to the Company.  Additionally, ACAP Corporation is a subsidiary of UG. During 2009, the Company re-evaluated its investment portfolio and began eliminating unwanted bonds.  At the same time, the Company began purchasing mortgage loans at deep discounts.  The Company continued to purchase discounted mortgage loans in 2010.  While these investments negatively impact these ratios, the Company believes that this structure is in the best interest of the Company and these investments will have a positive long-term impact on the Company.  The Company has not actively marketed life products in the past several years.  Management currently placed little emphasis on new business production, believing resources could be better utilized in other ways.  Current sales primarily represent sales to existing customers through additional insurance needs or conservation efforts.  AC’s ratio outside the normal range relates to change in premium.  AC, like UG, has not actively marketed life products in the past several years.  Management currently places little emphasis on new business production, believing resources could be better utilized in other ways.

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

*Or, 2.5 with negative trend

At December 31, 2010, UG has a ratio of approximately 3.6, which is 360% of the authorized control level.  AC’s ratio is approximately 7.5, which is 750% of the authorized control level.  Accordingly, both companies meet the RBC requirements.

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

Accounting Developments

In January 2011, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) No. 2011-01 Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No 2010-10. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company does not expect the adoption of ASU 2011-01 to have a material impact on its consolidated financial statements.

In December 2010, the FASB issued the ASU No. 2010-29 Business Combinations (Topic 805) Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the adoption of ASU 2010-29 to have a material impact on its consolidated financial statements.

In December 2010, the FASB issued the ASU No. 2010-28 Intangibles-Goodwill and Other (Topic 350) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of ASU 2010-28 to have a material impact on its consolidated financial statements.

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

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements, which amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-09 is effective upon issuance. The adoption of ASU 2010-09 did not have a material impact on the Company's consolidated financial statements.

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

In January 2010, FASB issued ASU 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification, which addresses the accounting for non-controlling interests and changes in ownership interests of a subsidiary. ASU 2010-02 is effective for the interim or annual reporting periods ending on or after December 15, 2009, and must be applied retrospectively to interim or annual reporting periods beginning on or after December 15, 2008. The adoption of ASU 2010-02 did not have an impact on the Company's consolidated financial statements.

In April 2009, the FASB replaced the guidance in the Investments – Debt and Equity Securities Topic of the FASB ASC related to OTTI.  Under this new accounting guidance, an other-than-temporary impairment (“OTTI”) loss must be separated into the amount representing the decrease in cash flows expected to be collected, or “credit loss”, which is recognized in earnings, and the amount related to all other factors, or “noncredit loss”, which is recognized in other comprehensive income.  In addition, the requirement for management to assert that it has the intent and ability to hold an impaired security until recovery was replaced by the requirement for management to assert if it either has the intent to sell the debt security or if it is more likely than not the entity will be required to sell the debt security before recovery of its amortized cost basis.

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

Interest rate risk

The Company’s exposure to interest rate changes results from a significant holding of fixed maturity investments and mortgage loans on real estate, all of which comprised approximately 64% of the investment portfolio as of December 31, 2010.  These investments are mainly exposed to changes in treasury rates.  The fixed maturities investments include U.S. government bonds, securities issued by government agencies, mortgage-backed bonds and corporate bonds.  Approximately 53% of the fixed maturities owned at December 31, 2010 are instruments of the United States government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government.

To manage interest rate risk, the Company performs periodic projections of asset and liability cash flows to evaluate the potential sensitivity of the investments and liabilities.  Management assesses interest rate sensitivity with respect to the available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward 100-basis point shifts in the prevailing interest rates.  The following tables set forth the potential amount of unrealized gains (losses) that could be caused by 100-basis point upward and downward shifts on the available-for-sale fixed maturities investments as of December 31, 2010:

Decrease in Interest Rates		Increase in Interest Rates

200 Basis Points	100 Basis Points	100 Basis Points	200 Basis Points	300 Basis Points

$32,835,000	$15,086,000	$(12,720,000)	$(23,369,000)	$(32,687,000)

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

At December 31, 2010, $37,029,550 of assets and $(18,429,677) of liabilities were classified as trading securities carried at fair value.  Included in these amounts are derivative investments with a fair value of $2,244,478 and $(17,246,957) in trading securities assets and trading securities liabilities, respectively.

At December 31, 2009, $19,613,472 of assets and $(11,671,911) of liabilities were classified as trading securities carried at fair value.  Included in these amounts are derivative investments with a fair value of $1,054,965 and $(4,753,525) in trading securities assets and trading securities liabilities, respectively.

The Company had no capital lease obligations, material operating lease obligations or purchase obligations outstanding as of December 31, 2010.

The Company has $10,372,239 in debt outstanding at December 31, 2010.

Future policy benefits reflected as liabilities of the Company on its balance sheet as of December 31, 2010, represent actuarial estimates of liabilities of future policy obligations such as expected death claims on the insurance policies in force as of the financial reporting date.  Due to the nature of these liabilities, maturity is event dependent, and therefore, these liabilities have been classified as having an indeterminate maturity.

Tabular presentation

The following table provides information about the Company’s long term debt that is sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.  The Company has no interest rate derivative financial instruments or interest rate swap contracts.

December 31, 2010
Expected maturity date

Long term debt	2011	2012	2013	2014	Thereafter	Total	Fair value

Fixed rate	27,008	943,712	31,586	34,154	154,368	1,190,828	1,110,156
Average interest rate	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%

Variable rate	3,600,000	3,291,411	0	0	0	6,891,411	6,891,411
Average interest rate	2.0%	2.0%	N/A	N/A	N/A	2.0%

Short term debt

Fixed rate	2,000,000	0	0	0	0	2,000,000	2,000,000
Average interest rate	0.25%	N/A	N/A	N/A	N/A	0.25%

Variable rate	290,000	0	0	0	0	290,000	290,000
Average interest rate	3.25%	N/A	N/A	N/A	N/A	3.25%

Equity risk

Equity risk is the risk that the Company will incur economic losses due to adverse fluctuations in a particular stock.  As of December 31, 2010 and 2009, the fair value of our equity securities was $13,884,257 and $13,323,322, respectively.  As of December 31, 2010 a 10% decline in the value of the equity securities would result in an unrealized loss of $1,388,426 as compared to an estimated unrealized loss of $1,332,332 as of December 31, 2009.  The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by the Company of future market events, but rather as an illustration of the potential impact of such an event.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Listed below are the financial statements included in this Part of the Annual Report on SEC Form 10-K:

Page No.
UTG, INC. AND CONSOLIDATED SUBSIDIARIES

Report of Management on Internal Controls Over Financial Reporting……..….......................................................................................................................................

Report of Independent Registered Public Accounting Firm
  for the years ended December 31, 2010 and 2009…………………………………………..…..….............................................................................................................
36 37
Consolidated Balance Sheets………………………………………………………………………............................................................................................................….	38
Consolidated Statements of Operations…………………………………………………..………........................................................................................................……	39
Consolidated Statements of Changes in Equity………………………………………..……….............................................................................................................…..	40
Consolidated Statements of Cash Flows……………………………………………………......…..........................................................................................................….	41
Notes to Consolidated Financial Statements……………………………………………………............................................................................................................…..	42-67

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework contained in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”).

Based on our evaluation under the framework in the COSO Report our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

During the Company’s fourth fiscal quarter, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of UTG, Inc. and Subsidiaries
Springfield, Illinois

We have audited the accompanying consolidated balance sheets of UTG, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UTG, Inc. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule I, II, IV and V as of December 31, 2010, and 2009 and for the years then ended, of UTG, Inc. and subsidiaries..  In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.

/s/ Brown Smith Wallace, L.L.C.

St. Louis, Missouri
March 28, 2011

UTG, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009

ASSETS

	2010	2009
Investments:
Investments available for sale:
Fixed maturities, at market (amortized cost $142,948,693 and $138,680,398)	$147,905,948	$139,704,693
Equity securities, at market (cost $13,940,811 and $14,316,463)	13,884,257	13,323,322
Trading securities, at market (cost $34,183,252 and $19,043,448)	37,029,550	19,613,472
Mortgage loans on real estate at amortized cost	12,411,587	27,041,447
Discounted mortgage loans on real estate at amortized cost	47,523,860	34,229,937
Investment real estate, at cost, net of accumulated depreciation	53,148,755	45,556,811
Policy loans	13,976,019	14,343,606
Short-term investments	0	700,000
	325,879,976	294,513,288

Cash and cash equivalents	18,483,452	37,492,843
Investment in unconsolidated affiliate, at fair value (cost $5,000,000 and $5,000,000)	5,137,700	5,057,762
Accrued investment income	1,609,425	1,577,199
Reinsurance receivables:
Future policy benefits	67,033,539	68,615,385
Policy claims and other benefits	4,446,940	5,131,031
Cost of insurance acquired	14,077,281	15,402,012
Deferred policy acquisition costs	556,958	647,526
Property and equipment, net of accumulated depreciation	1,478,935	1,485,253
Income taxes receivable	0	500,305
Other assets	2,883,893	1,096,368
Total assets	$441,588,099	$431,518,972

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
Future policy benefits	$307,509,531	$313,798,199
Policy claims and benefits payable	3,588,914	3,248,521
Other policyholder funds	810,062	940,357
Dividend and endowment accumulations	14,190,946	14,182,516
Income taxes payable	209,888	0
Deferred income taxes	13,381,278	11,950,254
Notes payable	10,372,239	14,402,889
Trading securities, at market (proceeds $17,387,108 and $10,590,552)	18,429,677	11,671,911
Other liabilities	7,967,807	7,265,586
Total liabilities	376,460,342	377,460,233

Shareholders' equity:
Common stock - no par value, stated value $.001 per share.
Authorized 7,000,000 shares - 3,848,079 and 3,884,445 shares issued
and outstanding after deducting treasury shares of 446,929 and 410,838	3,848	3,885
Additional paid-in capital	41,432,636	41,782,274
Retained earnings (accumulated deficit)	6,335,072	(1,261,503)
Accumulated other comprehensive income	3,679,684	322,156
Total UTG shareholders' equity	51,451,240	40,846,812
Noncontrolling interest	13,676,517	13,211,927
Total shareholders' equity	65,127,757	54,058,739
Total liabilities and shareholders' equity	$441,588,099	$431,518,972

See accompanying notes.

UTG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010 and 2009

	2010	2009

Revenues:

Premiums and policy fees	$16,498,551	$17,434,156
Reinsurance premiums and policy fees	(4,107,958)	(3,931,963)
Net investment income	24,858,837	14,240,793
Other income	1,834,465	1,645,322
Revenues before realized gains (losses)	39,083,895	29,388,308
Realized investment gains (losses), net:
Other-than-temporary impairments	(1,478,970)	(2,007,174)
Other realized investment gains, net	838,432	1,377,646
Total realized investment losses, net	(640,538)	(629,528)
	38,443,357	28,758,780

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life	23,833,379	25,633,506
Reinsurance benefits and claims	(6,424,865)	(4,645,387)
Annuity	976,755	810,509
Dividends to policyholders	561,713	695,349
Commissions and amortization of deferred
policy acquisition costs	(824,850)	57,313
Amortization of cost of insurance acquired	1,324,731	4,176,539
Operating expenses	8,030,984	7,042,585
Interest expense	304,353	484,449
	27,782,200	34,254,863

Income (loss) before income taxes	10,661,157	(5,496,083)
Income tax (expense) benefit	(2,278,245)	300,745

Net income (loss)	8,382,912	(5,195,338)

Net (income) loss attributable to noncontrolling interest	(786,337)	905,091

Net income (loss) attributable to common shareholders'	$7,596,575	$(4,290,247)

Amounts attributable to common shareholders':

Basic income (loss) per share	$1.97	$(1.12)

Diluted income (loss) per share	$1.97	$(1.12)

Basic weighted average shares outstanding	3,848,079	3,843,113

Diluted weighted average shares outstanding	3,848,079	3,843,113

See accompanying notes.

UTG, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For The Years Ended December 31, 2010 and 2009

	2010		2009
	Shareholders'	Comprehensive	Shareholders'	Comprehensive
	Equity	Income	Equity	Income
Common stock
Balance, beginning of year	$3,885		$3,834
Issued during year	0		61
Treasury shares acquired and retired	(37)		(10)
Balance, end of year	$3,848		$3,885

Additional paid-in capital
Balance, beginning of year	$41,782,274		$41,943,229
Issued during year	0		(61)
Treasury shares acquired and retired	(349,638)		(160,894)
Balance, end of year	$41,432,636		$41,782,274

Retained earnings (accumulated deficit)
Balance, beginning of year	$(1,261,503)		$3,028,744
Net income (loss) attributable to common shareholders	7,596,575	$7,596,575	(4,290,247)	$(4,290,247)
Balance, end of year	$6,335,072		$(1,261,503)

Accumulated other comprehensive income
Balance, beginning of year	$322,156		$1,269,404
Other comprehensive income (loss)
Unrealized holding income (loss) on securities
net of non controlling and
reclassification adjustment and taxes	3,357,528	3,357,528	(947,248)	(947,248)
Comprehensive income (loss)		$10,954,103		$(5,237,495)
Balance, end of year	$3,679,684		$322,156

Noncontrolling Interest
Balance, beginning of year	$13,211,927		$13,050,030
Distributions	(561,493)		0
Gain attributable to noncontrolling interest	1,026,083		161,897
Balance, end of year	$13,676,517		$13,211,927

Total shareholders' equity, end of year	$65,127,757		$54,058,739

See accompanying notes.

UTG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009

	2010	2009

Cash flows from operating activities:
Net income (loss) attributable to common shares	$7,596,575	$(4,290,247)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities net of changes in assets and liabilities resulting from the sales and purchases of subsidiaries:
Amortization (accretion) of investments	(7,530,201)	136,366
Realized investment (gains) losses, net	640,538	629,528
Unrealized trading (gains) losses included in income	(1,803,729)	511,339
Amortization of deferred policy acquisition costs	90,568	165,944
Amortization of cost of insurance acquired	1,324,731	4,176,539
Depreciation	1,311,029	1,430,501
Net income (loss) attributable to noncontrolling interest	786,337	(905,091)
Charges for mortality and administration
of universal life and annuity products	(7,709,727)	(8,042,562)
Interest credited to account balances	5,247,365	5,360,221
Change in accrued investment income	(32,226)	268,477
Change in reinsurance receivables	2,265,937	2,126,492
Change in policy liabilities and accruals	(4,007,032)	(3,454,113)
Change in income taxes payable	277,669	(1,694,210)
Change in other assets and liabilities, net	(1,444,129)	(667,668)
Net cash used in operating activities	(2,986,295)	(4,248,484)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	24,718,790	105,310,516
Equity securities available for sale	948,385	46,098,801
Trading securities	163,891,508	10,590,552
Mortgage loans	16,431,689	16,426,727
Discounted mortgage loans	23,607,100	999,044
Real estate	2,709,233	1,394,222
Policy loans	3,468,202	3,902,483
Short-term investments	700,000	0
Total proceeds from investments sold and matured	236,474,907	184,722,345
Cost of investments acquired:
Fixed maturities available for sale	(28,947,923)	(89,132,935)
Equity securities available for sale	(1,333,942)	(27,157,177)
Trading securities	(171,842,107)	(18,829,024)
Mortgage loans	(2,489,523)	(424,858)
Discounted mortgage loans	(38,323,757)	(35,799,381)
Real estate	(1,778,281)	(6,307,090)
Policy loans	(3,100,615)	(3,616,417)
Short-term investments	0	(700,000)
Total cost of investments acquired	(247,816,148)	(181,966,882)
Purchase of property and equipment	(139,291)	(17,403)
Sale of property and equipment	0	166,913
Net cash provided by (used in) investing activities	(11,480,532)	2,904,973

Cash flows from financing activities:
Policyholder contract deposits	6,632,125	7,039,947
Policyholder contract withdrawals	(6,232,871)	(7,028,841)
Proceeds from notes payable/line of credit	7,290,000	2,000,000
Payments of principal on notes payable/line of credit	(11,320,650)	(3,213,877)
Purchase of treasury stock	(349,675)	(160,904)
Purchase of stock of affiliate	0	(1,000,000)
Non controlling contribution to consolidated subsidiary	0	1,025,000
Non controlling distributions of consolidated subsidiary	(561,493)	0
Cash received from sale of subsidiary	0	6,365,169
Cash of subsidiary at date of sale	0	(6,186,015)
Net cash used in financing activities	(4,542,564)	(1,159,521)

Net decrease in cash and cash equivalents	(19,009,391)	(2,503,032)
Cash and cash equivalents at beginning of year	37,492,843	39,995,875
Cash and cash equivalents at end of year	$18,483,452	$37,492,843

See accompanying notes.

UTG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	ORGANIZATION - At December 31, 2010, the significant majority-owned subsidiaries of UTG were as depicted on the following organizational chart.

UTG and its subsidiaries are collectively referred to as (“The Company”).  The Company’s significant accounting policies, consistently applied in the preparation of the accompanying consolidated financial statements, are summarized as follows.

B.
NATURE OF OPERATIONS - UTG is an insurance holding company.  The Company’s dominant business is individual life insurance which includes the servicing of existing insurance business in force and the acquisition of other companies in the insurance business.

C.	BUSINESS SEGMENTS - The Company has only one significant business segment – insurance.
D.	BASIS OF PRESENTATION - The financial statements of UTG and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America.
E.
PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Registrant and its wholly and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

F.	INVESTMENTS - Investments are shown on the following bases:

Investments available for sale - at fair value, unrealized gains and losses deemed temporary, net of deferred income taxes, are credited or charged, as appropriate, directly to accumulated other comprehensive income or loss (a component of shareholders’ equity).  Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Operations, using the constant yield method over the period to maturity.  Net realized gains and losses on sales of held for sale securities, and unrealized losses considered to be other-than-temporary, are credited or charged to net realized investment gains (losses) in the Consolidated Statements of Operations.

Mortgage loans on real estate - at unpaid principal balances, adjusted for amortization of premium or discount and valuation allowances.  Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected.

Discounted mortgage loans – during 2009 and 2010, the Company purchased non-performing loans at a deep discount through an auction process led by the federal government.  In general, the discounted loans are non-performing and there is a significant amount of uncertainty surrounding the timing and amount of cash flows to be received by the Company.  Accordingly, the Company records its investment in the discounted loans at its original purchase price.  Management works the loans with the borrower to reach a settlement on the loan or they foreclose on the underlying collateral which is primarily commercial real estate.  For cash payments received during the work out process, the Company records these payments to interest income on a cash basis.  For loan settlements reached, the Company records the amount in excess of the carrying amount of the loan as a discount accretion to investment income at the closing date.  Management reviews the discount loan portfolio regularly for impairment.  If an impairment is identified (after consideration of the underlying collateral), the Company records an impairment to earnings in the period the information becomes known.

Real estate - investment real estate at lower of cost net of accumulated depreciation or fair value less cost to sell. Expenses to maintain the property are expensed as incurred.

Trading securities – at fair value, with gains or losses resulting from changes in fair value recognized in earnings.  Trading securities include exchange traded equities and exchange traded equity options.

Policy loans - at unpaid balances including accumulated interest but not in excess of the cash surrender value of the related policy.
Short-term investments - at amortized cost, which approximates current market value.

Realized gains and losses include sales of investments, periodic changes in fair value, and write downs in value. If any, other-than-temporary declines in fair value are recognized in net income on the specific identification basis.

Unrealized gains and losses on investments carried at market value are recognized in other comprehensive income on the specific identification basis.

With each reporting period, management reviews its investment portfolio for securities whose value has declined below amortized cost to assess whether the decline is other than temporary.  Included in the analysis are considerations of the severity and duration of the decline in fair value, the length of time expected to recover, the financial condition of the issuer, and whether the Company either plans to sell the security or it is more-likely-than-not that it will be required to sell the security before recovery of its amortized cost.  If there is deemed to be an other than temporary decline in the value of any individual equity security, the Company reclassifies the associated net unrealized loss out of accumulated other comprehensive income with a corresponding charge to equity investment income.  For debt securities available for sale that are determined to have an other than temporary impairment (“OTTI”), the credit component of the OTTI is recognized in earnings and the non-credit component is recognized in accumulated other comprehensive income (loss) in situations where the Company does not intend to sell the security and it is more-likely-than-not that the Company will not be required to sell the security.  Prior to January 1, 2009, unrealized losses on available for sale debt securities that were deemed to be other-than-temporary were included in current period earnings.

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

For financial reinsurance arrangements, the Company reports the initial ceding commission received as an “other liability” on its financial statements.  Financial results in subsequent periods are reported in the various line items of the income statement as with other reinsurance agreements, with the repayment amount reported in the line item “amortization of DAC”.  The net impact to the statement of operations in any subsequent period represents the fees paid to the reinsurer on the current outstanding balance of the initial ceding commission.

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

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges.  Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances.  Interest crediting rates for universal life and interest sensitive products range from 4.0% to 5.5% as of December 31, 2010 and 2009.

J.

POLICY AND CONTRACT CLAIMS - Policy and contract claims include provisions for reported claims in process of settlement, valued in accordance with the terms of the policies and contracts, as well as provisions for claims incurred and unreported based on prior experience of the Company.  Incurred but not reported claims were $1,315,533 and $1,309,068 as of December 31, 2010 and 2009 respectively.

K.

COST OF INSURANCE ACQUIRED - When an insurance company is acquired, the Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition.  The cost of policies purchased represents the actuarially determined present value of the projected future profits from the acquired policies.  The Company utilizes a 12% discount rate on the remaining unamortized business.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits.  The interest rate utilized in the amortization calculation is 12%.  The interest rates vary due to differences in the blocks of business.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.

	2010	2009

Cost of insurance acquired, beginning of year	$15,402,012	$24,293,914

Interest accretion	1,870,852	4,885,293
Amortization	(3,195,583)	(9,061,832)
Net amortization	(1,324,731)	(4,176,539)

Disposed with the sale of Subsidiary	0	(4,715,363)

Cost of insurance acquired, end of year	$14,077,281	$15,402,012

Estimated net amortization expense of cost of insurance acquired for the next five years is as follows:

	Interest Accretion	Amortization	Net Amortization
2011	$1,712,000	$2,943,000	$1,231,000
2012	1,564,000	2,710,000	1,146,000
2013	1,427,000	2,491,000	1,064,000
2014	1,299,000	2,285,000	986,000
2015	1,181,000	2,088,000	907,000

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

For universal life insurance and interest sensitive life insurance products, acquisition costs are being amortized generally in proportion to the present value of expected gross profits from surrender charges and investment, mortality, and expense margins.  Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 944, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," the Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates it expects to experience in future periods.  These assumptions are to be best estimates and are to be periodically updated whenever actual experience and/or expectations for the future change from initial assumptions.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.

The following table summarizes deferred policy acquisition costs and related data for the years shown:

	2010	2009

Deferred, beginning of year	$647,526	$813,470

Acquisition costs deferred:
Commissions	0	0
Other expenses	0	0
Total	0	0

Interest accretion	6,461	8,000
Amortization charged to income	(97,029)	(173,944)
Net amortization	(90,568)	(165,944)
Change for the year	(90,568)	(165,944)
Deferred, end of year	$556,958	$647,526
Estimated net amortization expense of deferred policy acquisition costs for the next five years is as follows:

	Interest		Net
	Accretion	Amortization	Amortization

2011	$6,000	$77,000	$71,000
2012	5,000	62,000	57,000
2013	4,000	56,000	52,000
2014	3,000	50,000	47,000
2015	3,000	77,000	74,000

M.
PROPERTY AND EQUIPMENT - Company-occupied property, data processing equipment and furniture and office equipment are stated at cost less accumulated depreciation of $3,079,922 and $2,934,312 at December 31, 2010 and 2009, respectively.  Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of three to thirty years.  Depreciation expense was $175,809 and $168,553 for the years ended December 31, 2010 and 2009, respectively.

N.

INCOME TAXES - Income taxes are reported Pursuant to FASB Codification 740-10 Section 50, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement number 109”.  Deferred income taxes are recorded to reflect the tax consequences on future periods of differences between the tax bases of assets and liabilities and their financial reporting amounts at the end of each such period. The principal assets and liabilities giving rise to such differences are deferred policy acquisition costs, differences in tax basis of invested assets, cost of insurance acquired, future policy benefits, and gains on the sale of subsidiaries.

O.

EARNINGS PER SHARE - Earnings per share (EPS) are reported pursuant to FASB Codification 260-10 sections 5, 10, 15, 45, 50, 55, and 60.  The objective of both basic EPS and diluted EPS is to measure the performance of an entity over the reporting period.  Basic EPS is computed by dividing net income/(loss) attributable to common shares (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.   Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  In addition, the numerator also is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares.

P.	TREASURY SHARES - The Company holds 446,929 and 410,838 shares of common stock as treasury shares with a cost basis of $3,400,844 and $3,051,170 at December 31, 2010 and 2009, respectively.
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

R.

PARTICIPATING INSURANCE - Participating business represents 10% of life insurance in force at December 31, 2010 and 2009.  Premium income from participating business represents 16% and 24% of total premiums for the years ended December 31, 2010 and 2009, respectively.  The amount of dividends to be paid is determined annually by the insurance subsidiary's Board of Directors.  Earnings allocable to participating policyholders are based on legal requirements that vary by state.

S.

RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the 2010 presentation. Such reclassifications had no effect on previously reported net income or shareholders' equity.

T.
USE OF ESTIMATES - In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The following estimates have been identified as critical in that they involve a high degree of judgment and are subject to a significant degree of variability: (i) deferred acquisition cost; (ii) policy liabilities and accruals; (iii) reinsurance recoverable; (iv) other-than-temporary impairment; (v) federal income taxes; (vi) cost of insurance acquired; (vii) discounted mortgage loans on real estate; (viii) foreclosed loans held for resale; and (vix) deferred tax assets and liabilities.

U.

IMPAIRMENT OF LONG LIVED ASSETS - The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets may warrant revision or that the remaining balance of an asset may not be recoverable.  The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis.  During 2010, other-than-temporary impairments of approximately $610,000 and $215,000 were recognized on bonds backed by trust preferred securities and on common stock, respectively.  The other-than-temporary impairments were due to changes in expected future cash flows.  Additionally, an other-than-temporary impairment of approximately $129,000 was recognized on a mortgage loan as a result of its appraisal valuation.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2011, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) No. 2011-01 Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No 2010-10. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company does not expect the adoption of ASU 2011-01 to have a material impact on its consolidated financial statements.

In December 2010, the FASB issued the ASU No. 2010-29 Business Combinations (Topic 805) Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the adoption of ASU 2010-29 to have a material impact on its consolidated financial statements.

In December 2010, the FASB issued the ASU No. 2010-28 Intangibles-Goodwill and Other (Topic 350) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of ASU 2010-28 to have a material impact on its consolidated financial statements.

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

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements, which amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-09 is effective upon issuance. The adoption of ASU 2010-09 did not have a material impact on the Company's consolidated financial statements.

In January 2010, FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-06 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-06 is effective for financial statements issued for interim and annual periods ending after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

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

In April 2009, the FASB replaced the guidance in the Investments – Debt and Equity Securities Topic of the FASB ASC related to OTTI.  Under this new accounting guidance, an other-than-temporary impairment (“OTTI”) loss must be separated into the amount representing the decrease in cash flows expected to be collected, or “credit loss”, which is recognized in earnings, and the amount related to all other factors, or “noncredit loss”, which is recognized in other comprehensive income.  In addition, the requirement for management to assert that it has the intent and ability to hold an impaired security until recovery was replaced by the requirement for management to assert if it either has the intent to sell the debt security or if it is more likely than not the entity will be required to sell the debt security before recovery of its amortized cost basis.

3.	SHAREHOLDER DIVIDEND RESTRICTION AND MINIMUM STATUTORY CAPITAL

At December 31, 2010, substantially all of consolidated shareholders' equity represents net assets of UTG’s subsidiaries.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.  UG and AC’s dividend limitations are described below.

UG is an Ohio domiciled insurance company, which requires five days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory net income or b) 10% of statutory capital and surplus.  For the year ended December 31, 2010, UG had statutory net income of $4,796,439.  At December 31, 2010, UG's statutory capital and surplus amounted to $30,442,880.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid dividends of $2,725,000 and $0 to UTG in 2010 and 2009, respectively. None of the dividends paid were considered to be an extraordinary dividend.

AC is a Texas domiciled insurance company, which requires eleven days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings from operations or b) 10% of statutory surplus.  At December 31, 2010, AC statutory earnings from operations were $2,024,641.  At December 31, 2010 AC, statutory surplus was $8,434,448.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  AC paid ordinary dividends of $728,130 and $0 during 2010 and 2009, respectively.

UG is required to maintain minimum statutory surplus of $2,500,000. AC is required to maintain minimum statutory surplus of $1,400,000.

4.	INCOME TAXES

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

FASB ASC Topic 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The recognition threshold is based on a determination of whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized.  Management believes the Company has no material uncertain income tax provisions at December 31, 2010 or 2009.

The Company’s Federal income tax returns are periodically audited by the Internal Revenue Service (“IRS”).  In February 2011, the federal income tax return for 2009 of UTG underwent an IRS examination.  The examination was closed with no adjustments to the return.  There is no examination ongoing currently, nor is management aware of any pending examination by the IRS.  The statutes of limitation for the assessments of additional tax are closed for all tax years prior to 2007.  Management believes that adequate provision has been made in the consolidated financial statements for any potential assessments that may result from future tax examinations and other tax-related matters for all open tax years.

At December 31, 2010 and 2009, respectively, the Company had gross deferred tax assets of $3,243,631 and $3,971,251 net of valuation allowances of $0 and $147,521, and gross deferred tax liabilities of $16,624,909 and $15,921,505, resulting from temporary differences primarily related to the life insurance subsidiaries.  The valuation allowance in 2009 was from UG that for tax purposes generated a net operating loss of $421,488.  The Company established a deferred tax asset of $147,521 in 2009 relating to the operating loss carryforward.  Also in 2009, the Company established an offsetting allowance of $147,521 for the loss.  The allowances were established as a result of uncertainty in the Company’s ability to utilize the loss carryforwards which is dependent on generating sufficient taxable income prior to expiration of the loss carryforward.  The Company has not experienced any reductions of deferred tax assets due to the lapse of applicable statute of limitations.

The Company classifies interest and penalties on underpayment of income taxes as income tax expense.  No interest or penalties were included in the reported income taxes for the years presented.  Tax years 2007 to current remain subject to examination.  The Company has no agreements of extension of the review period currently in effect.  The Company is not aware of any potential or proposed changes to any of its tax filings.

The companies of the group file separate federal income tax returns except for ACAP, AC, and Imperial Plan, which file a consolidated life/non-life federal income tax return.

Life insurance company taxation is based primarily upon statutory results with certain special deductions and other items available only to life insurance companies.  Income tax expense (benefits) consists of the following components:

	2010	2009

Current tax	$2,710,769	$201,041
Deferred tax	(432,524)	(501,786)
	$2,278,245	$(300,745)

The expense for income differed from the amounts computed by applying the applicable United States statutory rate of 35% before income taxes as a result of the following differences:

	2010	2009

Tax computed at statutory rate	$3,731,405	$(1,923,629)
Changes in taxes due to:
Utilization of capital loss carryforward	0	(344,835)
Valuation allowance	(147,521)	147,521
Minority interest	(276,185)	276,806
Utilization of net operating loss carryforward	0	(667,980)
Small company deduction	(986,502)	(65,862)
Sale of subsidiary	0	2,131,861
Other	(42,952)	145,373
Income tax expense (benefit)	$2,278,245	$(300,745)

The following table summarizes the major components that comprise the deferred tax liability as reflected in the balance sheets:

	2010	2009

Investments	$4,751,156	$3,293,449
Cost of insurance acquired	4,927,048	5,390,705
Deferred policy acquisition costs	194,935	226,634
Management/consulting fees	(80,381)	(178,153)
Future policy benefits	2,671,913	2,635,289
Deferred gain on sale of subsidiary	2,312,483	2,312,483
Other liabilities	(304,229)	(493,837)
Federal tax DAC	(1,091,647)	(1,236,316)
Deferred tax liability	$13,381,278	$11,950,254

5.	ANALYSIS OF INVESTMENTS, INVESTMENT INCOME AND INVESTMENT GAIN
A.	NET INVESTMENT INCOME - The following table reflects net investment income by type of investment:

	2010	2009

Fixed Maturities Available for Sale	$5,577,292	$8,464,738
Equity Securities	891,777	970,778
Trading Securities	5,143,204	13,661
Mortgage Loans	1,176,747	2,442,908
Discounted Mortgage Loans	12,897,978	987,387
Real Estate	6,600,327	6,086,901
Policy Loans	864,416	868,114
Short-term Investments	57,339	55,375
Cash	10,761	44,368
Total Consolidated Investment Income	33,219,841	19,934,230
Investment Expenses	(8,361,004)	(5,693,437)
Consolidated Net Investment Income	$24,858,837	$14,240,793

The following table reflects net realized investment gains (losses) by type of investment:

2010	Gross Realized Gains	Gross Realized (Losses)	Net Realized Gains (Losses)

Fixed Maturities Available for Sale	$811,175	$(3,334)	$807,841
Fixed Maturities Available for Sale - OTTI	0	(610,254)	(610,254)
Equity Securities	0	(21,360)	(21,360)
Equity Securities - OTTI	0	(726,828)	(726,828)
Real Estate	51,949	0	51,949
Mortgage Loans – OTTI	0	(128,867)	(128,867)
Other	0	(13,019)	(13,019)
Consolidated Net Realized Losses	$863,124	$(1,503,662)	$(640,538)

2009	Gross Realized Gains	Gross Realized (Losses)	Net Realized Gains (Losses)

Fixed Maturities Available for Sale	$3,996,328	$(4,054,347)	$(58,019)
Fixed Maturities Available for Sale - OTTI	0	(2,007,174)	(2,007,174)
Equity Securities	6,273,996	(5,077,207)	1,196,789
Real Estate	159,282	0	159,282
Other	79,594	0	79,594
Consolidated Net Realized Losses	$10,509,200	$(11,138,728)	$(629,528)

B.	INVESTMENT SECURITIES

The amortized cost and estimated market values of investments in securities including investments available for sale are as follows:

2010	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$74,596,648	$4,427,285	$0	$79,023,933
States, municipalities and political subdivisions	330,000	5,198	0	335,198
Collateralized mortgage obligations	16,170,099	510,840	(6,677)	16,674,262
Public utilities	904,139	82,886	0	987,025
All other corporate bonds	50,947,807	2,320,965	(2,383,242)	50,885,530
	142,948,693	7,347,174	(2,389,919)	147,905,948
Equity securities	13,940,811	39,700	(96,254)	13,884,257
Total	$156,889,504	$7,386,874	$(2,486,173)	$161,790,205

Investment in unconsolidated affiliate	$5,000,000	$137,700	$0	$5,137,700

2009	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$73,298,975	$1,773,136	$(1,375,073)	$73,697,038
States, municipalities and political subdivisions	2,567,650	44,274	(192,776)	2,419,148
Collateralized mortgage obligations	17,992,385	829,076	0	18,821,461
All other corporate bonds	44,821,388	1,443,401	(1,497,743)	44,767,046
	138,680,398	4,089,887	(3,065,592)	139,704,693
Equity securities	14,316,463	29,000	(1,022,141)	13,323,322
Total	$152,996,861	$4,118,887	$(4,087,733)	$153,028,015

Investment in unconsolidated affiliate	$5,000,000	$57,762	$0	$5,057,762

The Company held three fixed maturity investments totaling $75,329,675 and five fixed maturity investments of $74,397,459 that exceeded 10% of shareholder’s equity at December 31, 2010 and 2009, respectively.  The Company held no equity investments that exceeded 10% of shareholder’s equity at December 31, 2010 and two equity investments totaling $10,192,382 that exceeded 10% of shareholder’s equity at December 31, 2009.

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

The Company held, at amortized cost, $138,840 and $1,459,798 in below investment grade investments as of December 31, 2010 and 2009, respectively.  The investments are all classified as All Other Corporate bonds.

The fair value of investments with sustained gross unrealized losses at December 31, 2010 and 2009 are as follows:

2010	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Collateralized mortgage obligations	$0	0	$104,033	(6,677)	$104,033	(6,677)
All other corporate bonds	13,959,305	(413,862)	2,620,277	(1,969,380)	16,579,582	(2,383,242)
Total fixed maturity	13,959,305	(413,862)	$2,724,310	(1,976,057)	$16,683,615	(2,389,919)

Equity securities	$1,082,748	(96,254)	$0	0	$1,082,748	(96,254)

2009	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$46,581,332	(1,375,073)	$0	0	$46,581,332	(1,375,073)
States, municipalities and political subdivisions	0	0	1,247,224	(192,776)	1,247,224	(192,776)
All other corporate bonds	12,305,039	(215,636)	2,514,618	(1,282,107)	14,819,657	(1,497,743)
Total fixed maturity	58,886,371	(1,590,709)	$3,761,842	(1,474,883)	$62,648,213	(3,065,592)

Equity securities	$908,010	(244,095)	$4,474,508	(778,046)	$5,382,518	(1,022,141)

As of December 31, 2010, the Company had three fixed maturity investments and two equity investments with unrealized losses less than 12 months, and five fixed maturity investments and no equity investments with unrealized losses greater than 12 months.  As of December 31, 2009, the Company had eight fixed maturity investments and two equity investments with unrealized losses less than 12 months, and nine fixed maturity investments and three equity investments with unrealized losses greater than 12 months.

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

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary.  Based on an evaluation of the issues, including, but not limited to, intentions to sell or ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover; the length of time and amount of the unrealized loss; and the credit ratings of the issuers of the investments, the Company held six investments and two investments as other-than-temporarily impaired at December 31, 2010 and 2009, respectively.  The other-than-temporary impairments during 2010 were due to changes in expected future cash flows of investments in stocks as well as in bonds backed by trust preferred securities of banks.  In addition, the Company recognized an other-than-temporary impairment in a mortgage loan as a result of its appraisal valuation.  The other-than-temporary impairments during 2009 were due to changes in expected future cash flows of investments in bonds backed by trust preferred securities of banks.  The other-than-temporary impairments are detailed below:

2010	Beginning Amortized Cost	OTTI Credit Loss	Ending Amortized Cost	Unrealized Loss	Carrying Value

Preferred Term Securities I	$416,157	$(136,935)	$279,222	$(206,924)	$72,298

Preferred Term Securities II	$2,161,808	$(473,319)	$1,688,489	$(1,621,946)	$66,543

Investors Heritage Capital Corp	$618,348	$(215,174)	$403,174	$0	$403,174

Jarvis Development	$739,610	$(128,867)	$730,000	$0	$730,000

SFF Royalty	$1,934,336	$(68,643)	$1,865,693	$0	$1,865,693

Amen Properties, Inc.	$1,628,432	$(456,032)	$1,172,400	$0	$1,172,400

2009	Beginning Amortized Cost	OTTI Credit Loss	Ending Amortized Cost	Unrealized Loss	Carrying Value

Preferred Term Securities I	$508,816	$(92,659)	$416,157	$(99,998)	$316,159

Preferred Term Securities II	$4,076,323	$(1,914,515)	$2,161,808	$(1,115,670)	$1,046,138

The amortized cost and estimated market value of debt securities at December 31, 2010, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale December 31, 2010	Amortized Cost	Estimated Market Value

Due in one year or less	$10,000	$10,113
Due after one year through five years	17,718,269	19,029,622
Due after five years through ten years	36,490,345	39,997,780
Due after ten years	72,072,217	71,648,908
Collateralized mortgage obligations	16,657,862	17,219,525
Total	$142,948,693	$147,905,948

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in other income on the consolidated statements of operations.  Trading securities include exchange traded equities and exchange traded equity options.  The fair value of trading securities included in assets was $37,029,550 and $19,613,472 as of December 31, 2010 and 2009, respectively.  The fair value of trading securities included in liabilities was $(18,429,677) and $(11,671,911) as of December 31, 2010 and 2009, respectively. Trading securities’ unrealized gains were $5,574,151 and $570,024 as of December 31, 2010 and 2009, respectively.  Unrealized losses due to trading securities were $(3,770,422) and $(1,081,360) as of December 31, 2010 and 2009, respectively.  Trading securities carried as liabilities are securities sold short.  A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  Realized gains from trading securities were $184,546 and $525,000 as of December 31, 2010 and 2009, respectively. Trading securities are classified in cash flows from operating activities. Trading revenue charged to net income from trading securities was:

	December 31, 2010	December 31, 2009

Type of Instrument	Net Realized and Unrealized Gains (Losses)	Net Realized and Unrealized Gains (Losses)

Equity	$1,988,275	$13,664

As of December 31, 2010, the Company held derivative instruments in the form of exchange-traded equity options. The Company currently does not designate derivatives as hedging instruments. Exchange traded equity options are matched with exchange traded equity securities in the Company’s trading portfolio, with the primary objective of generating a fair return while reducing risk.  These derivatives are carried at fair value, with unrealized gains and losses recognized in other income.  The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2010 was $2,244,478 and $(17,246,957), respectively.  The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2009 was $1,054,965 and $(4,753,525), respectively. Realized gains (losses) due to derivatives were $(305,247) and $525,000 December 31, 2010 and December 31, 2009 respectively. Unrealized gains included in trading security assets due to derivatives were $1,579,071 and $110,013 as of December 31, 2010 and December 31, 2009, respectively. Unrealized losses included in trading security liabilities due to derivatives were $(3,392,010) and $(432,720) as of December 31, 2010 and December 31, 2009, respectively.

C.	INVESTMENTS ON DEPOSIT - At December 31, 2010, investments carried at approximately $6,153,000 were on deposit with various state insurance departments.
D.
DISCOUNT MORTGAGE LOANS - During the fourth quarter of 2009, the Company began purchasing discounted commercial mortgage loans.  Management has extensive background and experience in the analysis and valuation of commercial real estate and believes there are significant opportunities currently available in the discounted mortgage loan arena.  Experienced personnel of FSNB have also been utilized in the analysis phase.  This experience dates back to discounted loans during the Resolution Trust days where such loans were being sold from defunct savings and loans in the early 1990’s.  The discounted loans are available through the FDIC sale of assets of closed banks and from banks wanting to reduce their loan portfolios.  The loans are available on a loan by loan bid process.  Prior to placing a bid, each loan is reviewed to determine interest level utilizing such information as type of collateral, location of collateral, interest rate, current loan status and available cashflows or other sources of repayment.  Once it is determined interest in the loan remains, the collateral is physically inspected.  Following physical inspection, if interest still remains, a bid price is determined and a bid is submitted.  Once a loan has been acquired, contact is made with the appropriate individuals to begin a dialog with a goal of determining the borrower’s willingness to work together.  There are generally three paths a discounted loan will take:  the borrowers pay as required; a settlement is reached with the loan being paid off at a discounted value; or the loan is foreclosed.

During the fourth quarter of 2009, the Company had acquired $118,368,661 of discounted mortgage loans at a total cost of $35,224,022, representing an average purchase price to outstanding loan of 29.8%. During 2009, the Company recorded approximately $1,000,000 in income from this loan activity. During 2010, the Company acquired an additional $111,258,867 of discounted mortgage loans at a total cost of $36,283,278, representing an average purchase price to outstanding loan of 32.6%.  Additionally, during 2010, the Company settled, sold or had paid off discounted mortgage loans totaling $23,607,100.  During 2010, the Company recorded approximately $12,898,000 in income from the discounted mortgage loan activity, including $7,645,258 in discount accruals.  The Company is currently projecting a very positive return from on-going mortgage loan payments from the discounted commercial mortgage loan portfolio.

At December 31, 2010, the Company holds $59,935,447 in mortgage loans in total, which represents approximately 14% of the total assets.  Most mortgage loans are first position loans.  Loans issued are limited to no more than 80% of the appraised value of the property with the exception of one loan whose value of the security to the loan was 100%.  During 2010, the Company recognized an other-than-temporary impairment of $128,867 on this loan as a result of its appraisal valuation.

As of December 31, 2010, the Company’s discounted mortgage loan portfolio contained 131 loans with a carrying value of $47,523,860.  The loans’ payment performance during the past year is shown as follows:

Payment Frequency	Number of Loans	Carrying Value

No payments received	47	$26,731,110
One-time payment received	20	562,919
Irregular payments received	19	7,166,669
Periodic payments received	45	13,063,162
Total	131	$47,523,860

The following table summarizes discounted mortgage loan holdings of the Company:

Category	2010	2009

In good standing	$9,665,059	$7,311,982
Overdue interest over 90 days	16,192,815	26,917,956
Restructured	4,306,800	0
In process of foreclosure	17,359,186	0
Total discounted mortgage loans	$47,523,860	$34,229,938

Total foreclosed discounted mortgage loans	$8,939,548	$2,262,352

During 2010, the Company foreclosed on 20 discounted mortgage loans with a total carrying value of $8,939,548.  Of these foreclosures, 17 loans totaling $8,411,458 were transferred to real estate while one loan is now UG’s wholly owned subsidiary, Sand Lake, LLC.  Subsequent to the foreclosures, two foreclosed loans were sold with the Company realizing a gain of $51,949 upon the sale.

6.	DISCLOSURES ABOUT FAIR VALUES

ASC 820, “Fair Value Measurements and Disclosures” established a hierarchical disclosure framework based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.  ASC 820 defines the input levels as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.  U.S. treasuries are in Level 1 and valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.  Equity securities that are actively traded on an exchange listed in the U.S. are also included in Level 1.  Equity security valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

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

The following table presents the level within the hierarchy at which the Company’s financial assets and financial liabilities that are measured and recorded on a recurring basis at fair value as of December 31, 2010 and 2009:

2010	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$6,881,434	$141,024,514	$0	$147,905,948
Equity Securities, available for sale	0	19,021,957	0	19,021,957
Trading Securities	37,029,550	0	0	37,029,550
Total	$43,910,984	$160,046,471	$0	$203,957,455

Liabilities
Trading Securities	$18,429,677	$0	$0	$18,429,677

2009	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$6,831,432	$132,873,261	$0	$139,704,693
Equity Securities, available for sale	15,691,037	2,690,047	0	18,381,084
Trading Securities	19,613,472	0	0	19,613,472
Total	$42,135,941	$135,563,308	$0	$177,699,249

Liabilities
Trading Securities	$11,671,911	$0	$0	$11,671,911

As of December 31, 2010 and 2009, the Company held $53 million and $46 million of real estate for sale, respectively.  The real estate is recorded at the lower of the net investment in the loan or the fair value of the real estate less costs to sell.  The determination of fair value assessments are performed on a periodic basis by external appraisal and assessment of property values by management.  Management believes these fair value assessments are classified as a Level 2 valuation technique under ASC 820, Fair Value Measurements and Disclosures as of December 31, 2010 and 2009.

Certain assets are not carried at fair value on a recurring basis, including investments such as mortgage loans and policy loans. Accordingly such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the consolidated financial statements.

The financial statements include various estimated fair value information at December 31, 2010 and 2009, as required by ASC 820.  Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that guidance and does not purport to represent the aggregate net fair value of the Company.

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

(c)  Trading Securities

Securities designated as trading securities are reported at fair value using market quotes, with gains or losses resulting from changes in fair value recognized in earnings. Trading securities include exchange traded equities and exchange traded equity long and short options.

(d)  Mortgage loans on real estate

The fair values of mortgage loans are estimated using discounted cash flow analyses and interest rates being offered for similar loans to borrowers with similar credit ratings.

During 2009 and 2010, the Company purchased non-performing loans at a deep discount through an auction process led by the federal government.  In general, the discounted loans are non-performing and there is a significant amount of uncertainty surrounding the timing and amount of cash flows to be received by the Company.  Accordingly, the Company records its investment in the discounted loans at its original purchase price.  Management works the loans with the borrower to reach a settlement on the loan or they foreclose on the underlying collateral which is primarily commercial real estate.  For cash payments received during the work out process, the Company records these payments to interest income on a cash basis.  For loan settlements reached, the Company records the amount in excess of the carrying amount of the loan as a discount accretion to investment income at the closing date.  Management reviews the discount loan portfolio regularly for impairment.  If an impairment is identified (after consideration of the underlying collateral), the Company records an impairment to earnings in the period the information becomes known.

(e)  Policy loans

Policy loans are carried at the aggregate unpaid principal balances in the consolidated balance sheets which approximates fair value, and earn interest at rates ranging from 4% to 8%.  Individual policy liabilities in all cases equal or exceed outstanding policy loan balances.

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

The estimated fair values of the Company's financial instruments required to be valued by ASC 820 are as follows as of December 31:

	2010		2009
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed maturities available for sale	$147,905,948	$147,905,948	$139,704,693	$139,704,693
Equity securities	13,884,257	13,884,257	13,323,322	13,323,322
Trading securities	37,029,550	37,029,550	19,613,472	19,613,472
Securities of affiliate	5,137,700	5,137,700	5,057,762	5,057,762
Mortgage loans on real estate	12,411,587	12,524,140	27,041,447	27,192,239
Discounted mortgage loans	47,523,860	49,294,797	34,229,937	34,426,249
Policy loans	13,976,019	13,976,019	14,343,606	14,343,606
Short term	0	0	700,000	700,000
Liabilities
Notes payable	10,372,239	10,136,433	14,402,889	14,267,364
Trading securities	18,429,677	18,429,677	11,671,911	11,671,911

7.	STATUTORY EQUITY AND INCOME FROM OPERATIONS

The Company's insurance subsidiaries are domiciled in Ohio and Texas.  The insurance subsidiaries prepare their statutory-based financial statements in accordance with accounting practices prescribed or permitted by the respective insurance department.  These principles differ significantly from accounting principles generally accepted in the United States of America.  "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC).  "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, from company to company within a state, and may change in the future.  UG's total statutory shareholders' equity was approximately $30,443,000 and $27,350,000 at December 31, 2010 and 2009, respectively.  UG reported a statutory net income (exclusive of inter-company dividends) of approximately $4,796,000 and $204,000 for 2010 and 2009, respectively.  AC's total statutory shareholders' equity was approximately $10,934,000 and $9,781,000 at December 31, 2010 and 2009, respectively.  AC reported a statutory net income (exclusive of inter-company dividends) of approximately $964,000 and $4,071,000 for 2010 and 2009 respectively.

8.	REINSURANCE

As is customary in the insurance industry, the insurance subsidiaries cede insurance to, and assume insurance from, other insurance companies under reinsurance agreements.  Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk.  The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it.  However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies.  The Company sets a limit on the amount of insurance retained on the life of any one person.  The Company will not retain more than $125,000, including accidental death benefits, on any one life.  At December 31, 2010, the Company had gross insurance in force of $1.767 billion of which approximately $433 million was ceded to reinsurers.

The Company's reinsured business is ceded to numerous reinsurers.  The Company monitors the solvency of its reinsurers in seeking to minimize the risk of loss in the event of a failure by one of the parties.  The Company is primarily liable to the insureds even if the reinsurers are unable to meet their obligations.  The primary reinsurers of the Company are large, well capitalized entities.

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

UG entered into a coinsurance agreement with Park Avenue Life Insurance Company (PALIC) effective September 30, 1996.  Under the terms of the agreement, UG ceded to PALIC substantially all of its then in-force paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  Under the terms of the agreement, UG sold 100% of the future results of this block of business to PALIC through a coinsurance agreement.  UG continues to administer the business for PALIC and receives a servicing fee through a commission allowance based on the remaining in-force policies each month.  PALIC has the right to assumption reinsure the business, at its option, and transfer the administration.  The Company is not aware of any such plans.  PALIC and its ultimate parent, The Guardian Life Insurance Company of America (Guardian), currently hold an “A” (Excellent) and "A++" (Superior) rating, respectively, from A.M. Best.  The PALIC agreement accounts for approximately 64% of UG’s reinsurance reserve credit, as of December 31, 2010.

On September 30, 1998, UG entered into a coinsurance agreement with The Independent Order of Vikings, (IOV) an Illinois fraternal benefit society.  Under the terms of the agreement, UG agreed to assume, on a coinsurance basis, 25% of the reserves and liabilities arising from all in-force insurance contracts issued by the IOV to its members.  At December 31, 2010, the IOV insurance in-force assumed by UG was approximately $1,612,000, with reserves being held on that amount of approximately $374,000.

On June 7, 2000, UG assumed an already existing coinsurance agreement, dated January 1, 1992, between Lancaster Life Reinsurance Company (LLRC), an Arizona corporation and Investors Heritage Life Insurance Company (IHL), a corporation organized under the laws of the Commonwealth of Kentucky.  Under the terms of the agreement, LLRC agreed to assume from IHL a 90% quota share of new issues of credit life and accident and health policies that have been written on or after January 1, 1992 through various branches of the First Southern National Bank.  The maximum amount of credit life insurance that can be assumed on any one individual’s life is $15,000.  UG assumed all the rights and obligations formerly held by LLRC as the reinsurer in the agreement.  LLRC liquidated its charter immediately following the transfer.  At December 31, 2010, the IHL agreement has insurance in-force of approximately $836,000, with reserves being held on that amount of approximately $11,000.

At December 31, 1992, AC entered into a reinsurance agreement with Canada Life Assurance Company (“the Canada Life agreement”) that fully reinsured virtually all of its traditional life insurance policies. The reinsurer’s obligations under the Canada Life agreement were secured by assets withheld by AC representing policy loans and deferred and uncollected premiums related to the reinsured policies. AC continues to administer the reinsured policies, for which it receives an expense allowance from the reinsurer. At December 31, 2010, the Canada Life agreement has insurance in-force of approximately $57,337,000, with reserves being held on that amount of approximately $35,510,000. As of December 31, 2010, there remains $634,467 in profits to be generated under this treaty. Should future experience under the treaty match the experience of recent years, which cannot reliably be predicted to occur, it should take until late 2012 to generate the remaining profits. However, regarding the uncertainty as to when the specified level may be reached, it should be noted that the experience has been erratic from year to year and the number of policies in force that are covered by the treaty diminishes each year.

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

Reinsurance agreements such as the Canada Life treaty described above are often referred to as financial reinsurance arrangements and are utilized within the insurance industry as a method of borrowing funds or statutory capital for an acquisition of a block of business or company.  The borrowed funds are generally in the form of an initial ceding commission received from the reinsurer.  The original borrowed amount is then repaid in future periods from the profits generated by the acquired block or company.  Values of the target are determined based upon an actuarial valuation and future projections.  Actual results may vary from year to year based upon the performance of the business relative to the assumptions used in the projections.  Under the terms of this agreement, all financial activity relating to the policies covered by the agreement are utilized to repay the remaining outstanding balance, which was $634,467 as of December 31, 2010.  Results under this agreement are included in various line items of the income statement, with an overall impact to net income of approximately $21,000 and $19,000 in 2010 and 2009, respectively.  The net result of the activity represents the fee paid to the reinsurer for the use of their funds or statutory capital during the duration of the agreement.

During 1998, AC closed a coinsurance transaction with Universal Life Insurance Company (“Universal”). Pursuant to the coinsurance agreement, AC coinsured 100% of the individual life insurance policies of Universal in force at January 1, 1998.  During 2010, this block of business was assumption reinsured into AC and is now considered direct business of AC.  AC is now directly liable for any and all claims against these policies.

The Company does not have any short-duration reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2010 and 2009 were as follows:

	Shown in thousands

	2010 Premiums Earned	2009 Premiums Earned

Direct	$16,463	$17,271
Assumed	36	163
Ceded	(4,108)	(3,932)
Net Premiums	$12,391	$13,502

9.	COMMITMENTS AND CONTINGENCIES

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

UG had an unresolved dispute with one of its outside reinsurers.  The issue related to reinsurance premiums. The reinsurer claimed UG owed for years 2005 through 2007 in the amount of $987,000.  In early 2008, the reinsurer billed UG for these amounts, providing no information or explanation.  The related treaty was originally with another outside reinsurer and was acquired by the current reinsurer in a reinsurance block acquisition.  The treaty is a yearly renewable term (“YRT”) cession based treaty.  UG maintained it had no liability relating to the back billed premium.  UG initiated arbitration according to the treaty to bring resolution to this matter.  UG established a contingent liability of $550,000 relating to this matter to cover costs including legal and arbitration costs.  On April 21, 2010, the arbitration panel rendered its decision relating to the above dispute.  The panel’s decision is final and binding.  The net effect to the financial statement of the Company was an additional expense of $26,836.  Both parties were given 30 days from the ruling date to complete the cash transfers relative to the matter.

As part of the Texas Imperial Life Insurance Company sale, the Company remains contingently liable for certain costs pending the outcome of an ongoing race-based audit on Texas Imperial Life Insurance Company by the Texas Department of Insurance.  Under the agreement, the Company is responsible for 100% of the first $50,000 of costs, $90% of the next $50,000, 75% of the third $50,000 and 50% of costs above $150,000.  Management has conservatively estimated the Company’s exposure and other costs at $50,000 based on information provided to date from the examination team and has established a contingent liability in its financial statements of this amount.  This contingency expires December 30, 2013.

Within the Company’s trading accounts, certain trading securities carried as liabilities represent securities sold short.  A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.

During 2010, the Company committed to invest up to $2,000,000 in Llano Music, LLC, which invests in music royalties.  Llano does capital calls as funds are needed to acquire the royalty rights.  At December 31, 2010, the Company has $1,821,000 committed that has not been requested by Llano.

10.	RELATED PARTY TRANSACTIONS

On February 20, 2003, UG purchased $4,000,000 of a trust preferred security offering issued by FSBI.  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%.  The Company received $264,219 of dividends in 2010 and 2009.  On March 30, 2009, UG purchased $1,000,000 of FSBI common stock.  The sale and transfer of this security are restricted by the provisions of a stock restriction and buy-sell agreement.

As part of the acquisition of ACAP on December 8, 2006, UTG loaned $3,357,000 to ACAP.  ACAP used the proceeds for the repayment of existing debt with an unaffiliated financial institution and to retire all of its outstanding preferred stock.  The terms of the inter-company loan mirror the interest rate and repayment requirements of the debt with First Tennessee Bank National Association.  A payment of $576,235 was made on the loan in 2010.  No payments were made on the loan in 2009.  As of December 31, 2010, the balance of the loan is $2,682,849.

During June 2003, UG entered into a lease agreement with Bandyco, LLC, an affiliated entity, for a one-sixth interest in an aircraft.  Bandyco, LLC is affiliated with Ward F. Correll, who is a director of the Company.  The Company is responsible for its share of annual non-operational costs, in addition to the operational costs as are billable for specific use.  During 2006, UG entered into an additional lease agreement for a 27.5% interest in a second plane with Bandyco, LLC.  The lease term was for a period of five years at a total cost of $166,913.  In December 2009, this aircraft was sold.  The aircraft is used for business related travel by various officers and employees of the company.  For years 2010 and 2009 UTG paid $308,362 and $203,857 for costs associated with the aircraft.

On March 26, 2002, the Board of Directors of UTG adopted, and on June 11, 2002, the shareholders of UTG approved, the UTG, Inc. Employee and Director Stock Purchase Plan.  This plan was terminated effective June 17, 2009 (See Note 10.A. to the consolidated financial statements).

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiaries, UG, AC and TI.  Under these arrangements, each company pays its proportionate share of expenses of the entire group, based on an allocation formula.  During 2010, UG and AC paid $3,692,434 and $3,174,724, respectively.  During 2009, UG, AC and TI paid $3,383,565, $2,827,504 and $690,028, respectively.

Respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

The Company from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services the Company's mortgage loans including those covered by the participation agreements.  The Company pays a .25% servicing fee on these loans and a onetime fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan. The Company paid $190,297 and $74,153 in servicing fees and $508,283 and $558,843 in origination fees to FSNB during 2010 and 2009, respectively.

The Company reimbursed expenses incurred by employees of FSNB relating to travel and other costs incurred on behalf of or relating to the Company.  The Company paid $23,763 and $22,521 in 2010 and 2009, respectively to FSNB in reimbursement of such costs.  In addition, the Company began reimbursing FSNB a portion of salaries and pension costs for Mr. Correll, Mr. Ditto and a third employee.  The reimbursement was approved by the UTG Board of Directors and totaled $433,340 and $332,766 in 2010 and 2009, respectively, which included salaries and other benefits.

On July 2, 2010, UG paid a cash dividend of $1,100,000 to UTG.  On December 6, 2010, UG paid an additional dividend of $1,625,000 to UTG.  UG paid no cash dividends in 2009.  On May 10, 2010, AC paid a cash dividend of $728,130 to ACAP.  These dividends were comprised entirely of ordinary dividends.  No regulatory approvals were required prior to the payment of these dividends.

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

11.	CAPITAL STOCK TRANSACTIONS

A.	EMPLOYEE AND DIRECTOR STOCK PURCHASE PROGRAM

On March 26, 2002, the Board of Directors of UTG adopted, and on June 11, 2002, the shareholders of UTG approved, the UTG, Inc. Employee and Director Stock Purchase Plan.  The plan’s purpose was to encourage ownership of UTG stock by eligible directors and employees of UTG and its subsidiaries by providing them with an opportunity to invest in shares of UTG common stock.  The plan was administered by the Board of Directors of UTG.  A total of 400,000 shares of common stock could have been purchased under the plan, subject to appropriate adjustment for stock dividends, stock splits or similar recapitalizations resulting in a change in shares of UTG.  The plan was not intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

The purchase price of shares repurchased under the stock restriction and buy-sell agreement was to be computed, on a per share basis, equal to the sum of (i) the original purchase price(s) paid to acquire such shares from the Holding Company at the time they were sold pursuant to the Plan and (ii) the consolidated statutory net earnings (loss) per share of such shares during the period from the end of the month next preceding the month in which such shares were acquired pursuant to the plan, to the end of the month next preceding the month in which the closing sale of such shares to UTG occurs.  The consolidated statutory net earnings per Share was to be computed as the net income of the Holding Company and its subsidiaries on a consolidated basis in accordance with statutory accounting principles applicable to insurance companies, as computed by the Holding Company, except that earnings of insurance companies or block of business acquired after the original plan date, November 1, 2002, were to be adjusted to reflect the amortization of intangibles established at the time of acquisition in accordance with generally accepted accounting principles (GAAP), less any dividends paid to shareholders. The calculation of net earnings per Share was to be performed on a monthly basis using the number of common shares of the Holding Company outstanding as of the end of the reporting period. The purchase price for any Shares purchased hereunder was to be paid in cash within 60 days from the date of purchase subject to the receipt of any required regulatory approvals as provided in the Agreement.

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

On June 5, 2001, the Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of up to $1 million of UTG's common stock.  On June 16, 2004, an additional $1 million was authorized for repurchasing shares.  On April 18, 2006, an additional $1 million was authorized for repurchasing shares.  On June 16, 2010, an additional $500,000 was authorized for repurchasing shares at current market value.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company. Through February 15, 2011, UTG has spent $3,371,277 in the acquisition of 463,307 shares under this program.

C.	EARNINGS PER SHARE CALCULATIONS

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations as presented on the income statement.

	For the Year Ended December 31, 2010

	(Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income (Loss) attributable to Common Shareholders	$7,596,575	3,848,079	$1.97

Effect of Dilutive Securities
None	0	0

Diluted EPS
Income (Loss) attributable to Common Shareholders and Assumed Conversions	$7,596,575	3,848,079	$1.97

	For the Year Ended December 31, 2009

	(Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income (Loss) attributable to Common Shareholders	$(4,290,247)	3,843,113	$(1.12)

Effect of Dilutive Securities
None	0	0

Diluted EPS
Income (Loss) attributable to Common Shareholders and Assumed Conversions	$(4,290,247)	3,843,113	$(1.12)

In accordance with FASB ASC Topic 260 “Earnings per share,” the computation of diluted earnings per share is the same as basic earnings per share for the years ending December 31, 2010 and 2009, as there were no outstanding securities, options or other offers that give the right to receive or acquire common shares of UTG.

12.	NOTES PAYABLE AND LINES OF CREDIT

At December 31, 2010 and 2009, the Company had $10,372,239 and $14,402,889, respectively, of debt outstanding.

On December 8, 2006, UTG borrowed funds from First Tennessee Bank National Association through execution of an $18,000,000 promissory note.  The note is secured by the pledge of 100% of the common stock of UG.  The promissory note carries a variable rate of interest based on the 3 month LIBOR rate plus 180 basis points.  Interest is payable quarterly.  Principal is payable annually beginning at the end of the second year in five installments of $3,600,000.  The loan matures on December 7, 2012.  The Company made principal payments of $3,600,351 during 2010.  During 2009, no payments were made, as the Company had prepaid the 2009 principal due during 2008.  At December 31, 2010 and 2009, the outstanding principal balance on this debt was $6,891,411 and $10,491,762, respectively.

In addition to the above promissory note, First Tennessee Bank National Association also provided UTG with a $5,000,000 maximum revolving credit note.  During 2010, Management decided that a reduction to a maximum $2,750,000 in this line of credit was more reasonable for current operations.  This note is for a one-year term and may be renewed by consent of both parties.  The credit note is to provide operating liquidity for UTG.  The promissory note carries a variable rate of interest based on the 90-day LIBOR rate plus 2.75 percentage points, but at no time will the rate be less than 3.25%.  The collateral held on the above note also secures this credit note.  UTG had borrowings of $290,000 and $0 against this note during 2010 and 2009, respectively.  At December 31, 2010 and 2009, the outstanding principal balance on this debt was $290,000 and $0, respectively.

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

In November 2007, the Company became a member of the Federal Home Loan Bank (FHLB).  This membership allows the Company access to additional credit up to a maximum of 50% of the total assets of UG.  To be a member of the FHLB, UG was required to purchase shares of common stock of FHLB.  Borrowing capacity is based on 50 times each dollar of stock acquired in FHLB above the "base membership" amount.  UG's current line of credit with the FHLB is $15,000,000.  During 2010, UG had borrowings of $2,000,000 against this line of credit.  During 2009, UG had borrowings of $2,000,000 and repayments of $2,000,000.  At December 31, 2010 and 2009, the outstanding principal balance on this debt was $2,000,000 and $0, respectively, with interest at 0.25% at December 31, 2010.  The outstanding principal balance was repaid in full January 7, 2011.

In January 2007, UG became a 51% owner of the newly formed RLF Lexington Properties LLC ("Lexington"). The entity was formed to hold, for investment purposes, certain investment real estate acquired. As part of the purchase price of the real estate owned by Lexington, the seller provided financing through the issuance of five promissory notes of $1,200,000 each totaling $6,000,000. The notes bear interest at the fixed rate of 5%. The notes came due beginning on January 5, 2008, and each January 5 thereafter until 2012 when the final note is repaid.  At December 31, 2010 and 2009 the outstanding principal balance was $914,505 and $3,600,000, respectively.

On February 7, 2007, HPG Acquisitions ("HPG"), a 74% owned affiliate of the Company, borrowed funds from First National Bank of Midland, through execution of a $373,862 promissory note. The note is secured by real estate owned by the HPG. The note bears interest at a fixed rate of 5%. The first payment was due January 15, 2008. There will be 119 regular payments of $3,965 followed by one irregular last payment estimated at $44,125. HPG made repayments of $34,804 during 2010 and $11,185 during 2009.  At December 31, 2010 and 2009, the outstanding principal balance was $276,323 and $311,127, respectively.

The consolidated scheduled principal reductions on the long-term notes payable for the next five years are as follows:

Year	Amount

2011	$3,627,008
2012	4,235,123
2013	31,586
2014	34,154
2015	36,935

13.	OTHER CASH FLOW DISCLOSURES

On a cash basis, the Company paid $295,223 and $470,261 in interest expense for the years 2010 and 2009, respectively.  The Company paid $1,888,000 and $301,324 in federal income tax for 2010 and 2009, respectively.

14.	CONCENTRATIONS

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

Because UTG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of December 31, 2010, approximately 55% of the Company’s total direct premium was collected from Illinois, Ohio, Texas and West Virginia.  Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits.  Retention limits range up to $125,000 per life.  Life insurance ceded represented 24.5% of total life insurance in force at December 31, 2010.  Insurance ceded represented 25.0% of premium income for 2010.  The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

15.	COMPREHENSIVE INCOME

2010	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount

Unrealized holding gains during period	$4,179,985	$(1,462,995)	$2,716,990
Less: reclassification adjustment for gains realized in net income	985,443	(344,905)	640,538
Other comprehensive income	$5,165,428	$(1,807,900)	$3,357,528

2009	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount

Unrealized holding losses during period	$(2,425,809)	$849,033	$(1,576,776)
Less: reclassification adjustment for losses realized in net income	968,505	(338,977)	629,528
Other comprehensive loss	$(1,457,304)	$510,056	$(947,248)

As of December 31, 2010 and 2009, the Company established a deferred tax liability of $1,758,774 and $78,862 respectively, for the unrealized gains based on the applicable United States statutory rate of 35%.

16.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2010

	1st	2nd	3rd	4th

Premiums & Policy Fees, Net	$3,156,767	$2,429,045	$2,649,473	$4,155,308
Net Investment Income	4,322,949	4,875,160	9,659,148	5,989,431
Total Revenues	7,683,648	7,777,912	13,019,273	9,962,524
Policy Benefits, Including Dividends	4,589,416	4,233,116	4,246,015	5,878,435
Commissions & Amortization of DAC & COI	213,809	104,372	2,800	178,900
Operating Expenses	1,971,570	1,848,216	1,927,023	2,284,175
Operating Income	812,169	1,507,615	6,766,146	1,575,227
Net Income Attributable to Common Shareholders	335,191	1,185,300	4,659,519	1,416,565
Basic Earnings Per Share Attributable to Common Shareholders	0.09	0.31	1.20	0.37
Diluted Earnings Per Share Attributable to Common Shareholders	0.09	0.31	1.20	0.37

	2009

	1st	2nd	3rd	4th

Premiums & Policy Fees, Net	$4,198,571	$3,126,692	$3,276,486	$2,900,444
Net Investment Income	3,443,283	3,391,781	3,221,707	4,184,022
Total Revenues	8,032,866	3,412,117	6,467,860	10,845,937
Policy Benefits, Including Dividends	6,888,524	4,689,295	5,345,056	5,571,102
Commissions & Amortization of DAC & COI	1,229,109	1,152,638	634,330	1,217,775
Operating Expenses	1,809,819	1,852,517	1,648,655	1,731,594
Operating Income (Loss)	(2,033,422)	(4,400,592)	(1,263,802)	2,201,733
Net Income (Loss) Attributable to Common Shareholders	(1,269,509)	(3,917,008)	(738,243)	1,634,513
Basic Earnings (Loss) Per Share Attributable to Common Shareholders	(0.33)	(1.02)	(0.19)	0.42
Diluted Earnings (Loss) Per Share Attributable to Common Shareholders	(0.33)	(1.02)	(0.19)	0.42

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors

In accordance with the laws of Delaware and the Certificate of Incorporation and Bylaws of UTG, as amended, UTG is managed by its executive officers under the direction of the Board of Directors.  The Board elects executive officers, evaluates their performance, works with management in establishing business objectives and considers other fundamental corporate matters, such as the issuance of stock or other securities, the purchase or sale of a business and other significant corporate business transactions.  In the fiscal year ended December 31, 2010, the Board met 4 times.  All directors attended at least 75% of all meetings of the board except Mr. Daryl Heald.

The Board of Directors has an Audit Committee consisting of Messrs. Perry, Albin, and Brinck. The Audit Committee performs such duties as outlined in the Company’s Audit Committee Charter.  The Audit Committee reviews and acts or reports to the Board with respect to various auditing and accounting matters, the scope of the audit procedures and the results thereof, internal accounting and control systems of UTG, the nature of services performed for UTG and the fees to be paid to the independent auditors, the performance of UTG's independent and internal auditors and the accounting practices of UTG.  The Audit Committee also recommends to the full Board of Directors the auditors to be appointed by the Board.  The Audit Committee met two times in 2010.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Directors and officers of UTG file periodic reports regarding ownership of Company securities with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 as amended, and the rules promulgated there under.  UTG is not aware of any individuals who filed late with the Securities and Exchange Commission during 2010.  SEC filings may be viewed from the Company’s Web site www.utgins.com.

The Board of Directors has provided a process for shareholders to send communications directly to the Board.  These communications can be sent to James Rousey, President and Director of UTG at the corporate headquarters at 5250 South Sixth Street, Springfield, IL  62703.

Audit Committee Report to Shareholders

In connection with the December 31, 2010 financial statements, the audit committee: (1) reviewed and discussed the audited financial statements with management; (2) discussed with the auditors the matters required by Statement on Auditing Standards No. 114; and (3) received and discussed with the auditors the matters required by Independence Standards Board Statement No.1.  Based upon these reviews and discussions, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K filed with the SEC.

William W. Perry -	Committee Chairman
John S. Albin
Joseph A. Brinck, II

The following information with respect to business experience of the Board of Directors has been furnished by the respective directors or obtained from the records of UTG.

Directors

Name, Age	Position with the Company, Business Experience and Other Directorships
John S. Albin, 82

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

Randall L. Attkisson, 65

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

Joseph A. Brinck, II, 55

Director of UTG since 2003; CEO of Stelter & Brinck, LTD, a full service combustion engineering and manufacturing company from 1979 to present; President of Superior Thermal, LTD from 1990 to present; President of Sanctity of Life Foundation since 2001.  Currently holds Professional Engineering Licenses in Kentucky, Indiana and Illinois.

Jesse T. Correll, 54

Chairman and CEO of UTG and Universal Guaranty Life Insurance Company since 2000; Director of UTG since 1999; Chairman and CEO of ACAP Corporation and American Capitol Insurance Company since 2006; Chairman and CEO of Texas Imperial Life Insurance Company from 2006 to 2009; Chairman, President, Director of First Southern Bancorp, Inc. since 1983; Manager of First Southern Funding, LLC since 1992; President, Director of The River Foundation since 1990; Board member of Crown Financial Ministries from 2004 to 2009; Friends of the Good Samaritans since 2005; Generous Giving from 2006 to 2009 and the National Christian Foundation since 2006.  Mr. Correll and his wife Angela have 3 children and 4 grandchildren.  Jesse Correll is the son of Ward and Regina Correll.

Ward F. Correll, 82

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

Thomas F. Darden, 56

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

Howard L. Dayton, Jr., 67

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

Daryl J. Heald, 46

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

Peter L. Ochs, 59

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

William W. Perry, 54

Director of UTG since 2001; Director of American Capitol Insurance Company since 2006, Director of Texas Imperial Life Insurance Company from 2006 to 2009; Owner of SES Investments, Ltd., an oil and gas investments company since 1991; CEO of EGL Resources, Inc., an oil and gas operations company based in Texas and New Mexico since 1992; Trustee of Abel-Hangar Foundation, Director of River Foundation; President of Milagros Foundation; Director of University of Oklahoma Associates; Mayor of Midland, Texas since January 2008; Midland, Texas City Council member from 2002-2008; Board Member of IDT Corporation since 2010; and Chairman of Genie Energy since 2010.

James P. Rousey, 52

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
Theodore C. Miller, 48

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

Douglas P. Ditto, 55

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Table

The following table sets forth certain information regarding compensation paid to or earned by UTG's Chief Executive Officer and President, and each of the executive officers of UTG whose salary plus bonus exceeded $100,000 during UTG's last fiscal year:

Summary Compensation Table
Name and Principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Nonqualified Deferred Comp Earnings	All Other Comp (1)	Total
Jesse T. Correll Chief Executive Officer	2010	145,415	50,000	0	0	0	0	4,662 (1)	200,077
	2009	140,550	0	0	0	0	0	4,323 (1)	144,873
	2008	150,000	0	0	0	0	0	9,000 (1)	159,000
Randall L. Attkisson (6) Chief Operating Officer to 7/1/08	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
	2008	80,769	0	0	0	0	0	4,846 (1)	85,615
James P. Rousey President	2010	142,708	25,000	0	0	0	0	5,975	173,683
	2009	140,000	0	0	0	0	0	983 (2)	140,983
	2008	145,000	25,000	0	0	0	0	6,806 (2)	176,806
Theodore C. Miller Secretary/Senior Vice President	2010	110,000	20,000	0	0	0	0	1,249 (3)	131,249
	2009	110,000	0	0	0	0	0	1,490 (3)	111,490
	2008	110,000	20,000	0	0	0	0	3,030 (3)	133,030
Douglas P. Ditto Chief Investment Officer appointed 7/17/2009	2010	100,045	25,000	0	0	0	0	3,001 (1)	128,046
	2009	100,000	0	0	0	0	0	3,077 (1)	103,077
Douglas A. Dockter (5) Vice President	2010	100,000	5,500	0	0	0	0	2,295 (4)	107,795
	2009	100,000	0	0	0	0	0	1,420 (4)	101,420
	2008	100,000	0	0	0	0	0	2,820 (4)	102,820

(1)	All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan.
(2)

All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan of $575, $263 and $2,066, group life insurance premiums of $720, $720 and $720, and country club membership fees of $4,680, $0 and $4,020 during 2010, 2009 and 2008, respectively.

(3)

All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan of $529, $770 and $2,310 and group life insurance premiums of $720, $720 and $720 during 2010, 2009 and 2008, respectively.

(4)

All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan of $2,084, $700 and $2,653 and group life insurance premiums of $720, $720 and $720 during 2010, 2009 and 2008 respectively.

(5)	Mr. Douglas A. Dockter is not considered an executive officer of UTG, but is included in this table pursuant to compensation disclosure requirements.
(6)	Mr. Randall L. Attkisson retired from the Company effective July 1, 2008. Mr. Attkisson remains a member of the Board of Directors.

Option/SAR Grants/Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

At December 31, 2010 there were no shares of the common stock of UTG subject to unexercised options held by the named executive officers.  There were no options or stock appreciation rights granted to the named executive officers for the past three fiscal years.

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

Director Compensation
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jesse Thomas Correll Chief Executive Officer	0	0	0	0	0	0	0
Randall Lanier Attkisson Director	3,300	0	0	0	0	0	3,300
James Patrick Rousey President	0	0	0	0	0	0	0
John Sanford Albin Director	3,600	0	0	0	0	0	3,600
Joseph Anthony Brinck, II Director	3,600	0	0	0	0	0	3,600
Ward Forrest Correll Director	3,300	0	0	0	0	0	3,300
William Wesley Perry Director (1)	3,300	0	0	0	0	0	3,300
Thomas Francis Darden, II Director (1)	3,300	0	0	0	0	0	3,300
Peter Loyd Ochs Director	3,300	0	0	0	0	0	3,300
Howard Lape Dayton Director	3,600	0	0	0	0	0	3,600
Daryl Jack Heald Director	3,000	0	0	0	0	0	3,000

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

The Company’s philosophy regarding compensation of executive officers is generally one of executive officers qualify for the same benefits and opportunities as provided to all of the employees of the Company.  Special or unique perquisites to executive officers not provided to all employees amount to less than $10,000 to any one individual.  The Company maintains a membership to a local country club that can only be utilized by the President.  During 2008, the Company paid $4,020 to maintain this membership.  During 2009, this membership was suspended for a period of one year at the President’s request in an effort to further reduce expenses during the economic turmoil.  During 2010, the Company paid $4,680 to maintain this membership.

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

Messrs. Jesse Correll and James Rousey, the Company’s CEO and President, voluntarily reduced their annual base salaries by $10,000 and $5,000, respectively, effective January 1, 2009, to further reduce and control expenses.  In June 2010, the Board of Directors reinstated the voluntary reductions, reinstating their base salaries back to $150,000 and $145,000 respectively.

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

Chief Executive Officer

On March 27, 2000, Jesse T. Correll assumed the position of Chairman of the Board and Chief Executive Officer of UTG and each of its affiliates.  Under Mr. Correll’s leadership, he declined to receive a salary, bonus or other forms of compensation for his duties with UTG and its affiliates in the year 2000.  In March 2001, the Board of Directors approved an annual salary for Mr. Correll of $75,000, payment of which began on April 1, 2001. As a reflection of Mr. Correll’s leadership, the compensation of current and future executive officers of the Company will be determined by the Board of Directors using a “performance based” philosophy. The Board of Directors will consider UTG’s financial results and future compensation decisions will be proportionately based on the profitability of the Company.  At the June 2007 meeting, members of the Board approved a salary increase for Mr. Correll to $150,000 annually.  The increase became effective July 1, 2007.  Additionally a $25,000 bonus was approved based on 2006 results.  No bonus was paid during 2007, 2008 or 2009 based on results of the previous years.  Effective January 1, 2009, Mr. Correll voluntarily reduced his annual salary by $10,000.  In June 2010, the Board of Directors reinstated Mr. Correll’s base salary back to $150,000   In December 2010, the Board of Directors approved a bonus of $50,000 for Mr. Correll based on 2010 financial results of the Company.

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
Thomas F. Darden

Compensation Committee Interlocks and Insider Participation

UTG does not have a compensation committee and decisions regarding executive officer compensation are made by the full Board of Directors of UTG.  The following persons served as directors of UTG during 2010 and were officers or employees of UTG or its affiliates during 2010: Jesse T. Correll and James P. Rousey.  Accordingly, these individuals have participated in decisions related to compensation of executive officers of UTG and its subsidiaries.

During 2010, Jesse T. Correll and James P. Rousey, executive officers of UTG, UG, ACAP and AC, were also members of the Board of Directors of UG, ACAP and AC.

Jesse T. Correll is a director and executive officer of FSBI and participates in compensation decisions of FSBI.  FSBI owns or controls directly and indirectly approximately 39.1% of the outstanding common stock of UTG.

Performance Graph

The following graph compares the cumulative total shareholder return on UTG’s Common Stock during the five fiscal years ended December 31, 2010 with the cumulative total return on the NASDAQ Composite Index Performance and the NASDAQ Insurance Index (1).  The graph assumes that $100 was invested on December 31, 2005 in each of the Company’s common stock, the NASDAQ Composite Index, and the NASDAQ Insurance Stock Index, and that any dividends were reinvested.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Holders of Securities

The following tabulation sets forth the name and address of the entity known to be the beneficial owners of more than 5% of UTG’s common stock and shows:  (i) the total number of shares of common stock beneficially owned by such person as of February 15, 2011 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of common stock so owned as of the same date.

Title		Amount	Percent
of	Name and Address	and Nature of	Of
Class	of Beneficial Owner (2)	Beneficial Ownership	Class (1)

Common	Jesse T. Correll	191,058	(3)	4.9%
Stock, no	First Southern Bancorp, Inc.	1,506,785	(3)(4)	39.1%
par value	First Southern Funding, LLC	341,997	(3)(4)	8.8%
	First Southern Holdings, LLC	1,277,716	(3)(4)	33.1%
	Ward F. Correll	268,906	(5)	6.9%
	WCorrell, Limited Partnership	72,750	(3)	1.8%
	Cumberland Lake Shell, Inc.	257,501	(5)	6.6%
	Total (6)	2,308,746		59.9%

(1)	The percentage of outstanding shares is based on 3,850,680 shares of common stock outstanding as of February 15, 2011.
(2)

The address for each of Jesse Correll, First Southern Bancorp, Inc. (“FSBI”), First Southern Funding, LLC (“FSF”), First Southern Holdings, LLC (“FSH”), and WCorrell, Limited Partnership (“WCorrell LP”), is P.O. Box 328, 99 Lancaster Street, Stanford, Kentucky 40484.  The address for each of Ward Correll and Cumberland Lake Shell, Inc. (“CLS”) is P.O. Box 430, 150 Railroad Drive, Somerset, Kentucky 42502.

(3)

The share ownership of Jesse Correll listed includes 118,308 shares of common stock owned by him individually.  The share ownership of Mr. Correll also includes 72,750 shares of Common Stock held by WCorrell, Limited Partnership, a limited partnership in which Jesse Correll serves as managing general partner and, as such, has sole voting and dispositive power over the shares held by it.

In addition, by virtue of his ownership of voting securities of FSF and FSBI, and in turn, their ownership of 100% of the outstanding membership interests of FSH, Jesse Correll may be deemed to beneficially own the total number of shares of common stock owned by FSH (as well as the shares owned by FSBI directly), and may be deemed to share with FSH (as well as FSBI) the right to vote and to dispose of such shares.  Mr. Correll owns approximately 76.52% of the outstanding membership interests of FSF; he owns directly approximately 47%, companies he controls own approximately 12%, and he has the power to vote but does not own an additional 3% of the outstanding voting stock of FSBI.  FSBI and FSF in turn own 99% and 1%, respectively, of the outstanding membership interests of FSH.

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

Security Ownership of Management of UTG

The following tabulation shows with respect to each of the directors of UTG, with respect to UTG’s chief executive officer and President, and each of UTG’s executive officers whose salary plus bonus exceeded $100,000 for fiscal 2010, and with respect to all executive officers and directors of UTG as a group:  (i) the total number of shares of all classes of stock of UTG or any of its parents or subsidiaries, beneficially owned as of February 15, 2011 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of stock so owned, and granted stock options available as of the same date.

Title	Directors, Named Executive	Amount	Percent
of	Officers, & All Directors &	and Nature of	Of
Class	Executive Officers as a Group	Ownership	Class (1)

UTG’s	John S. Albin	10,503	(4)	*
Common	Randall L. Attkisson	5,615	(2)	*
Stock, no	Joseph A. Brinck, II	12,225		*
par value	Jesse T. Correll	2,039,840	(3)	52.9%
	Ward F. Correll	268,906	(5)	6.9%
	Thomas F. Darden	60,465		1.5%
	Howard L. Dayton, Jr.	4,075		*
	Douglas P. Ditto	0		*
	Daryl J. Heald	21,739	(6)
	Theodore C. Miller	8,557		*
	Peter L. Ochs	2,000	(6)	*
	William W. Perry	120,000		3.1%
	James P. Rousey	0		*
	All directors and executive officers as a group (thirteen in number)	2,553,925		66.3%

* Less than 1%

(1)	The percentage of outstanding shares for UTG is based on 3,850,680 shares of common stock outstanding as of February 15, 2011.
(2)

Randall L. Attkisson holds minority ownership positions in certain of the companies listed as owning UTG common stock including First Southern Bancorp, Inc.  Ownership of these shares is reflected in the ownership of Jesse T. Correll.

(3)

The share ownership of Mr. Jesse Correll includes 118,308 shares of UTG, Inc common stock owned by him individually, 229,069 shares of UTG, Inc common stock held by First Southern Bancorp, Inc. and 341,997 shares of UTG, Inc common stock owned by First Southern Funding, LLC.  The share ownership of Mr. Correll also includes 72,750 shares of UTG, Inc common stock held by WCorrell, Limited Partnership, a limited partnership in which Mr. Correll serves as managing general partner and, as such, has sole voting and dispositive power over the shares held by it.   In addition, by virtue of his ownership of voting securities of First Southern Funding, LLC and First Southern Bancorp, Inc., and in turn, their ownership of 100% of the outstanding membership interests of First Southern Holdings, LLC (the holder of 1,277,716 shares of UTG, Inc common stock), Mr. Correll may be deemed to beneficially own the total number of shares of UTG, Inc common stock owned by First Southern Holdings, and may be deemed to share with First Southern Holdings the right to vote and to dispose of such shares. Mr. Correll owns approximately 76.52% of the outstanding membership interests of First Southern Funding; he owns directly approximately 47%, companies he controls own approximately 12%, and he has the power to vote but does not own an additional 3% of the outstanding voting stock of First Southern Bancorp.  First Southern Bancorp and First Southern Funding in turn own 99% and 1%, respectively, of the outstanding membership interests of First Southern Holdings.

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

Employee and Director Stock Purchase Program:

On March 26, 2002, the Board of Directors of UTG adopted, and on June 11, 2002, the shareholders of UTG approved, the UTG, Inc. Employee and Director Stock Purchase Plan.  The plan’s purpose was to encourage ownership of UTG stock by eligible directors and employees of UTG and its subsidiaries by providing them with an opportunity to invest in shares of UTG common stock.  The plan was administered by the Board of Directors of UTG.  A total of 400,000 shares of common stock could have been purchased under the plan, subject to appropriate adjustment for stock dividends, stock splits or similar recapitalizations resulting in a change in shares of UTG.  The plan was not intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

The purchase price of shares repurchased under the stock restriction and buy-sell agreement was to be computed, on a per share basis, equal to the sum of (i) the original purchase price(s) paid to acquire such shares from the Holding Company at the time they were sold pursuant to the Plan and (ii) the consolidated statutory net earnings (loss) per share of such shares during the period from the end of the month next preceding the month in which such shares were acquired pursuant to the plan, to the end of the month next preceding the month in which the closing sale of such shares to UTG occurs.  The consolidated statutory net earnings per Share was to be computed as the net income of the Holding Company and its subsidiaries on a consolidated basis in accordance with statutory accounting principles applicable to insurance companies, as computed by the Holding Company, except that earnings of insurance companies or block of business acquired after the original plan date, November 1, 2002, were to be adjusted to reflect the amortization of intangibles established at the time of acquisition in accordance with generally accepted accounting principles (GAAP), less any dividends paid to shareholders. The calculation of net earnings per Share was to be performed on a monthly basis using the number of common shares of the Holding Company outstanding as of the end of the reporting period. The purchase price for any Shares purchased hereunder was to be paid in cash within 60 days from the date of purchase subject to the receipt of any required regulatory approvals as provided in the Agreement.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND REALTED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Board of Directors determined that eight of the eleven current directors are “independent” as defined by Rule 5605 of the NASDAQ listing standards.  The non-independent directors are Jesse T. Correll, Ward F. Correll and James P. Rousey.

On February 20, 2003, UG purchased $4,000,000 of a trust preferred security offering issued by FSBI.  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%.  The Company received $264,219 of dividends in 2010 and 2009.  On March 30, 2009, UG purchased $1,000,000 of FSBI common stock.  The sale and transfer of this security are restricted by the provisions of a stock restriction and buy-sell agreement.

As part of the acquisition of ACAP on December 8, 2006, UTG loaned $3,357,000 to ACAP.  ACAP used the proceeds for the repayment of existing debt with an unaffiliated financial institution and to retire all of its outstanding preferred stock.  The terms of the inter-company loan mirror the interest rate and repayment requirements of the debt with First Tennessee Bank National Association.  A payment of $576,235 was made on the loan in 2010.  No payments were made on the loan in 2009.  As of December 31, 2010, the balance of the loan is $2,682,849.

During June 2003, UG entered into a lease agreement with Bandyco, LLC, an affiliated entity, for a one-sixth interest in an aircraft.  Bandyco, LLC is affiliated with Ward F. Correll, who is a director of the Company.  The Company is responsible for its share of annual non-operational costs, in addition to the operational costs as are billable for specific use.  During 2006, UG entered into an additional lease agreement for a 27.5% interest in a second plane with Bandyco, LLC.  The lease term was for a period of five years at a total cost of $166,913.  In December 2009, this aircraft was sold.  The aircraft is used for business related travel by various officers and employees of the company.  For years 2010 and 2009 UTG paid $308,362 and $203,857 for costs associated with the aircraft.

On March 26, 2002, the Board of Directors of UTG adopted, and on June 11, 2002, the shareholders of UTG approved, the UTG, Inc. Employee and Director Stock Purchase Plan.  This plan was terminated effective June 17, 2009 (See Note 10.A. to the consolidated financial statements).

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiaries, UG, AC and TI.  Under these arrangements, each company pays its proportionate share of expenses of the entire group, based on an allocation formula.  During 2010, UG and AC paid $3,692,434 and $3,174,724, respectively.  During 2009, UG, AC and TI paid $3,383,565, $2,827,504 and $690,028, respectively.

Respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

The Company from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services the Company's mortgage loans including those covered by the participation agreements.  The Company pays a .25% servicing fee on these loans and a onetime fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan. The Company paid $190,297 and $74,153 in servicing fees and $508,283 and $558,843 in origination fees to FSNB during 2010 and 2009, respectively.

The Company reimbursed expenses incurred by employees of FSNB relating to travel and other costs incurred on behalf of or relating to the Company.  The Company paid $23,763 and $22,521 in 2010 and 2009, respectively to FSNB in reimbursement of such costs.  In addition, the Company began reimbursing FSNB a portion of salaries and pension costs for Mr. Correll, Mr. Ditto and a third employee.  The reimbursement was approved by the UTG Board of Directors and totaled $433,340 and $332,766 in 2010 and 2009, respectively, which included salaries and other benefits.

On July 2, 2010, UG paid a cash dividend of $1,100,000 to UTG.  On December 6, 2010, UG paid an additional dividend of $1,625,000 to UTG.  UG paid no cash dividends in 2009.  On May 10, 2010, AC paid a cash dividend of $728,130 to ACAP.  These dividends were comprised entirely of ordinary dividends.  No regulatory approvals were required prior to the payment of these dividends.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Brown Smith Wallace LLC (“BSW”) served as UTG’s independent certified public accounting firm for the fiscal years ended December 31, 2010 and 2009.  In serving their primary function as outside auditor for UTG, BSW performed the following audit services: examination of annual consolidated financial statements; assistance and consultation on reports filed with the Securities and Exchange Commission; and assistance and consultation on separate financial reports filed with the State insurance regulatory authorities pursuant to certain statutory requirements.

Audit Fees.  Audit fees paid for these audit services in the fiscal year ended December 31, 2010 and 2009 totaled $95,150 and $165,200, respectively and audit fees billed for quarterly reviews of the Company’s financial statements totaled $19,500 and $19,500 for the year 2010 and 2009, respectively.

Audit Related Fees. No audit related fees were incurred by the Company from BSW for the fiscal years ended December 31, 2010 and 2009.

Tax Fees.  The Company paid $13,500 and $3,752 to BSW relating to certain tax advice and electronic filing of certain federal income tax returns of the Company for the years ended December 31, 2010 and 2009.

All Other Fees.  The Company paid $20,000 and $10,000 to BSW for services relating to a SAS 70 audit of the Company for the years ended December 31, 2010 and 2009, respectively.  The audit committee approved the above work and fees of BSW.

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
Schedule I – Summary of Investments – other than invested in related parties.
Schedule II – Condensed financial information of registrant
Schedule IV – Reinsurance
Schedule V – Valuation and qualifying accounts
NOTE: Schedules other than those listed above are omitted because they are not required or the information is disclosed in the financial statements or footnotes.

(b)	Exhibits:

Index to Exhibits incorporated herein by this reference (See pages 84-85).

INDEX TO EXHIBITS

Exhibit
Number

2.1	(1)	Agreement and Plan of Merger of United Trust Group, Inc., An Illinois Corporation with and into UTG, Inc., A Delaware Corporation dated as of July 1, 2005, including exhibits thereto.
2.2	(2)	Stock Purchase Agreement, dated August 7, 2006, between UTG, Inc. and William F. Guest and John D. Cornett
2.3	(2)	Amendment No. 1, dated September 6, 2006, to the Stock Purchase Agreement, dated August 7, 2007, between UTG, Inc. and William F. Guest and John D. Cornett
2.4	(2)	Amendment No. 2, dated November 22, 2006, to the Stock Purchase Agreement, dated August 7, 2006, as amended, between UTG, Inc. and William F. Guest and John D. Cornett.
3.1	(1)	Certificate of Incorporation of the Registrant and all amendments thereto.
3.2	(1)	By-Laws for the Registrant and all amendments thereto.
4.1		UTG’s Agreement pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K with respect to long-term debt instruments.
10.1	(2)	Amended and Restated UTG, Inc. Employee and Director Stock Purchase Plan and form of related Stock Restriction and Buy-Sell Agreement.
10.2	(2)	Promissory note dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.
10.3	(2)	Revolving credit note dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.
10.4		Change in Terms Agreement dated May 11, 2010 to the revolving credit note dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.
10.5	(2)	Loan Agreement dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.
10.6	(2)	Commercial pledge agreement dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.
10.7	(2)	Negative pledge agreement dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.
10.8	(2)	Administrative Services and Cost Sharing Agreement dated as of January 1, 2007 between UTG, Inc and American Capitol Insurance Company
10.9	(2)	Administrative Services and Cost Sharing Agreement dated as of January 1, 2007 between UTG, Inc and Texas Imperial Life Insurance Company
10.10	(3)	Administrative Services and Cost Sharing Agreement dated as of January 1, 2007 between UTG, Inc and Universal Guaranty Life Insurance Company
10.11		Amendment to Reinsurance Agreement between Universal Guaranty Life Insurance Company and Optimum Re Insurance Company originally with Business Men’s Assurance Company of America
10.12		Reinsurance Agreement between Universal Guaranty Life Insurance Company and Swiss RE originally with Life Reassurance Corporation of America
10.13		Assumption Reinsurance Agreement between Universal Guaranty Life Insurance Company and Park Avenue Life Insurance Company formerly known as First International Life Insurance Company
10.14		Aircraft Lease Agreement
10.15		General Agreement regarding Mortgage Loans by and between First Southern National Bank and Universal Guaranty Life Insurance Company
10.16		Loan Participation Agreement
14.1	(1)	Code of Ethics and Business Conduct
14.2	(1)	Code of Ethical Conduct for Senior Financial Officers
21.1		List of Subsidiaries of the Registrant.
31.1		Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2		Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1		Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to 18 U.S.C. Section 1350.
32.2		Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to 18 U.S.C. Section 1350.
99.1	(1)	Audit Committee Charter.
99.2	(1)	Whistleblower Policy

Footnote:

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K, File No. 0-16867, as of December 31, 2005.
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K, File No. 0-16867, as of December 31, 2006
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K, File No. 0-16867, as of December 31, 2007

UTG, INC.
SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES
As of December 31, 2010

			Schedule I

Column A	Column B	Column C	Column D

			Amount at
			Which Shown
			in Balance
	Cost	Value	Sheet
Fixed maturities:
Bonds:
United States Government and
government agencies and authorities	$0	$0	$0
State, municipalities, and political
subdivisions	0	0	0
Collateralized mortgage obligations	0	0	0
Public utilities	0	0	0
All other corporate bonds	0	0	0
Total fixed maturities	0	$0	0

Investments held for sale:
Fixed maturities:
United States Government and
government agencies and authorities	74,596,648	$79,023,933	79,023,933
State, municipalities, and political
subdivisions	330,000	335,198	335,198
Collateralized mortgage obligations	16,170,099	16,674,262	16,674,262
Public utilities	904,139	987,025	987,025
All other corporate bonds	50,947,807	50,885,530	50,885,530
	142,948,693	$147,905,948	147,905,948

Equity securities:
Banks, trusts and insurance companies	5,206,500	$5,246,200	5,246,200
All other corporate securities	8,734,311	8,638,057	8,638,057
	13,940,811	$13,884,257	13,884,257

Trading securities:	34,183,252	37,029,550	37,029,550

Mortgage loans on real estate	59,935,447		59,935,447
Investment real estate	53,148,755		53,148,755
Real estate acquired in satisfaction of debt	0		0
Policy loans	13,976,019		13,976,019
Other long-term investments	0		0
Short-term investments	0		0
Total investments	$318,132,977		$325,879,976

UTG, Inc.
Schedule II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

(a)	The condensed financial information should be read in conjunction with the consolidated financial statements and notes of UTG, Inc. and Consolidated Subsidiaries.

UTG, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT ONLY BALANCE SHEETS
As of December 31, 2010 and 2009

		Schedule II

	2010	2009

ASSETS

Investment in affiliates	$58,421,342	$50,475,591
Cash and cash equivalents	(44,270)	292,821
F.I.T. Recoverable	3,851	133
Accrued interest income	34,601	89,629
Note receivable from affiliate	2,682,849	3,259,084
Other assets	24,864	30,643
Total assets	$61,123,237	$54,147,901

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Notes payable	$7,181,411	$10,491,762
Payable to affiliate (net)	13,946	98,503
Deferred income taxes	2,232,102	2,134,330
Other liabilities	244,538	576,494
Total liabilities	9,671,997	13,301,089

Shareholders' equity:
Common stock, net of treasury shares	3,848	3,885
Additional paid-in capital, net of treasury	41,432,636	41,782,274
Retained earnings (accumulated deficit)	6,335,072	(1,261,503)
Accumulated other comprehensive
income of affiliates	3,679,684	322,156
Total shareholders' equity	51,451,240	40,846,812
Total liabilities and shareholders' equity	$61,123,237	$54,147,901

UTG, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT ONLY STATEMENTS OF OPERATIONS
Two Years Ended December 31, 2010

		Schedule II

	2010	2009

Revenues:

Management fees from affiliates	$6,927,158	$6,961,100
Interest income	66,721	169,909
Other income	99,708	105,462
	7,093,587	7,236,471

Expenses:

Interest expense	202,477	287,969
Operating expenses	6,475,837	6,587,334
	6,678,314	6,875,303

Operating income	415,273	361,168

Income tax expense	(131,921)	(126,349)
Equity in income (loss) of subsidiaries	7,313,223	(4,525,066)
Net income (loss)	$7,596,575	$(4,290,247)

Basic income (loss) per share	$1.97	$(1.12)

Diluted income (loss) per share	$1.97	$(1.12)

Basic weighted average shares outstanding	3,848,079	3,843,113

Diluted weighted average shares outstanding	3,848,079	3,843,113

UTG, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT ONLY STATEMENTS OF CASH FLOWS
Two Years Ended December 31, 2010

		Schedule II

	2009	2009

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income (loss)	$7,596,575	$(4,290,247)
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in (income) loss of subsidiaries	(7,313,223)	4,525,066
Depreciation	0	33,383
Change in FIT recoverable	(3,718)	25,820
Change in accrued interest income	55,028	(89,629)
Change in indebtedness (to) from affiliates, net	(84,557)	(275,397)
Change in deferred income taxes	97,772	28,667
Change in other assets and liabilities	(326,177)	(83,940)
Net cash provided by (used by) operating activities	21,700	(126,277)

Cash flows from financing activities:
Purchase of treasury stock	(349,675)	(160,904)
Issuance of common stock	0	0
Issuance of note receivable	0	0
Proceeds from repayment of note receivable	576,235	0
Proceeds from subsidiary for acquisition	0	0
Purchase of subsidiary	0	0
Proceeds from notes payable	290,000	0
Payments on notes payable	(3,600,351)	(2,692)
Capital contribution to subsidiary	0	0
Dividend received from subsidiary	2,725,000	0
Net cash (used in) financing activities	(358,791)	(163,596)

Net increase (decrease) in cash and cash equivalents	(337,091)	(289,873)
Cash and cash equivalents at beginning of year	292,821	582,694
Cash and cash equivalents at end of year	$(44,270)	$292,821

UTG, INC.
REINSURANCE
As of December 31, 2010 and the year ended December 31, 2010

					Schedule IV

Column A	Column B	Column C	Column D	Column E	Column F

					Percentage
		Ceded to	Assumed		of amount
		other	from other		assumed to
	Gross amount	companies	companies	Net amount	net

Life insurance
in force	$1,764,813,341	$433,379,000	$2,447,659	$1,333,882,000	0.2%

Premiums and policy fees:

Life insurance	$16,429,755	$4,094,341	$34,687	$12,370,101	0.3%

Accident and health
insurance	32,835	13,617	1,274	20,492	6.2%

	$16,462,590	$4,107,958	$35,961	$12,390,593	0.3%

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

UTG, INC.
VALUATION AND QUALIFYING ACCOUNTS
As of and for the years ended December 31, 2010 and 2009

Schedule V

	Balance at	Additions,
	Beginning	Charges		Balance at
Description	Of Period	and Expenses	Deductions	End of Period

December 31, 2010
.
Allowance for doubtful accounts -
mortgage loans	$ 12,730	$ -	$ 12,730	$ -

December 31, 2009

Allowance for doubtful accounts -
mortgage loans	$ 19,730	$ -	$ 7,000	$ 12,730

SIGNATURES

Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, UTG, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTG, Inc.

By:	/s/ Jesse T. Correll
Jesse T. Correll
Chairman and Chief Executive Officer and Director

By:	/s/ Theodore C. Miller
Theodore C. Miller
Senior Vice President, Chief Financial Officer and Secretary
(principal financial and accounting officer)

Date: March 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	By:
John S. Albin Director	Daryl J. Heald Director

By: /s/ Randall L. Attkisson	By: /s/ Howard L. Dayton
Randall L. Attkisson Director	Howard L. Dayton Director

By: /s./ Joseph A. Brinck	By: /s/ Peter L. Ochs
Joseph A. Brinck Director	Peter L. Ochs Director

By: /s/. Jesse T. Correll	By: /s/ William W. Perry
Jesse T. Correll Chairman of the Board, Chief Executive Officer and Director	William W. Perry Director

By:	By: /s/ James P. Rousey
Ward F. Correll Director	James P. Rousey President and Director

By:	By: /s/ Theodore C. Miller
Thomas F. Darden Director	Theodore C. Miller Corporate Secretary and Chief Financial Officer