Form 10-Q
period 2011-03-31
UTG INC
filed 2011-05-11
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2011, was 3,827,122.

UTG, INC. AND SUBSIDIARIES
(The “Company”)

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION…………………………………………………………………………..…..........................................................................................................	3
ITEM 1. FINANCIAL STATEMENTS...……………………………………………………………………………..…….................................................................................................	3
Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010………….……..…......................................................................................................	3
Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010……………………………………………………………………………………......…......................................................................................................	4
Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income
For the three months ended March 31, 2011…..………..……………………………………………………............................................................................................................	5
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010………………………………………………………………………..........…......................................................................................................................	6
Notes to Condensed Consolidated Financial Statements………………………..…………………………….……..................................................................................................	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS…………………………………..………………………………………………….……........................................................................................................	18
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.…………………..……..............................................................................................	25
ITEM 4. CONTROLS AND PROCEDURES..…………………………………………………………….…………….......................................................................................................	26
PART II. OTHER INFORMATION…..……………………….……………………………………………………………..................................................................................................	26
ITEM 1. LEGAL PROCEEDINGS…………………………………………………………….………………………….......................................................................................................	26
ITEM 1A. RISK FACTORS………………………………………………………………………………………………......................................................................................................	26
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS………………...…….........................................................................................................	26
ITEM 3. DEFAULTS UPON SENIOR SECURITIES…………………………………………………………………........................................................................................................	26
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS………………………………….......................................................................................................	26
ITEM 5. OTHER INFORMATION...……………………………………………………………………………………......................................................................................................	26
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...……………………………………………………………….......................................................................................................	27
SIGNATURES...………………………………………………………………………………………………………………...................................................................................................	28
EXHIBIT INDEX...………………………………………………………………………………………………………….......................................................................................................	29

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

UTG, Inc.
AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

ASSETS

	March 31,	December 31,
	2011	2010*
Investments:
Investments available for sale:
Fixed maturities, at market (amortized cost $139,690,033 and $142,948,693)	$142,555,639	$147,905,948
Equity securities, at market (cost $13,336,210 and $13,940,811)	13,529,265	13,884,257
Trading securities, at market (cost $26,063,645 and $34,183,252)	27,184,049	37,029,550
Mortgage loans on real estate at amortized cost	12,226,892	12,411,587
Discounted mortgage loans on real estate at cost	45,408,443	47,523,860
Investment real estate, at cost, net of accumulated depreciation	55,440,980	53,148,755
Policy loans	13,894,720	13,976,019
	310,239,988	325,879,976

Cash and cash equivalents	25,116,902	18,483,452
Investment in unconsolidated affiliate, at fair value (cost $5,000,000 and $5,000,000)	5,164,518	5,137,700
Accrued investment income	686,919	1,609,425
Reinsurance receivables:
Future policy benefits	65,961,176	67,033,539
Policy claims and other benefits	4,537,284	4,446,940
Cost of insurance acquired	13,769,527	14,077,281
Deferred policy acquisition costs	539,785	556,958
Property and equipment, net of accumulated depreciation	1,442,030	1,478,935
Other assets	10,703,980	2,883,893
Total assets	$438,162,109	$441,588,099

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policy benefits	$306,156,107	$307,509,531
Policy claims and benefits payable	3,541,020	3,588,914
Other policyholder funds	783,775	810,062
Dividend and endowment accumulations	14,156,088	14,190,946
Income taxes payable	1,209,179	209,888
Deferred income taxes	11,946,952	13,381,278
Notes payable	8,073,065	10,372,239
Trading securities, at market (proceeds $17,064,512 and $17,387,108)	16,307,682	18,429,677
Other liabilities	8,050,468	7,967,807
Total liabilities	370,224,336	376,460,342

Shareholders' equity:
Common stock - no par value, stated value $.001 per share
Authorized 7,000,000 shares - 3,829,006 and 3,848,079 shares issued
and outstanding after deducting treasury shares of 466,002 and 446,929	3,829	3,848
Additional paid-in capital	41,204,042	41,432,636
Retained earnings	9,695,037	6,335,072
Accumulated other comprehensive income	2,920,472	3,679,684
Total UTG shareholders' equity	53,823,380	51,451,240
Noncontrolling interest	14,114,393	13,676,517
Total shareholders' equity	67,937,773	65,127,757
Total liabilities and shareholders' equity	$438,162,109	$441,588,099

* Balance sheet audited at December 31, 2010.
See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010
Revenues:

Premiums and policy fees	$3,779,566	$4,122,858
Ceded Reinsurance premiums and policy fees	(828,274)	(966,091)
Net investment income	6,291,517	4,322,949
Other income	479,224	466,382
Revenues before realized gains (losses)	9,722,033	7,946,098
Realized investment gains (losses), net:
Other-than-temporary impairments	(420,401)	(477,386)
Other realized investment gains (losses), net	1,976,799	214,936
Total realized investment gains (losses), net	1,556,398	(262,450)
	11,278,431	7,683,648

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life	5,073,645	6,011,656
Ceded Reinsurance benefits and claims	(683,989)	(1,755,831)
Annuity	268,731	165,668
Dividends to policyholders	152,569	167,923
Commissions and amortization of deferred policy
acquisition costs	(212,690)	(117,374)
Amortization of cost of insurance acquired	307,754	331,183
Operating expenses	2,066,337	1,971,570
Interest expense	57,962	96,684
	7,030,319	6,871,479

Income (loss) before income taxes	4,248,112	812,169
Income tax (expense) benefit	(463,743)	(312,529)

Net income (loss)	3,784,369	499,640

Net (income) loss attributable to noncontrolling interest	(424,404)	(164,449)

Net income (loss) attributable to common shareholders'	$3,359,965	$335,191

Amounts attributable to common shareholders':

Basic income per share	$0.88	$0.09

Diluted income per share	$0.88	$0.09

Basic weighted average shares outstanding	3,834,110	3,883,020

Diluted weighted average shares outstanding	3,834,110	3,883,020
See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31, 2011

	Shareholders'	Comprehensive
	Equity	Income
Common stock
Balance, beginning of year	$3,848
Issued during year	0
Treasury shares acquired and retired	(19)
Balance, end of period	3,829

Additional paid-in capital
Balance, beginning of year	41,432,636
Issued during year	0
Treasury shares acquired and retired	(228,594)
Balance, end of period	41,204,042

Retained earnings
Balance, beginning of year	6,335,072
Net income attributable to common shareholders	3,359,965	$3,359,965
Balance, end of period	9,695,037

Accumulated other comprehensive income
Balance, beginning of year	3,679,684
Other comprehensive income (loss)
Unrealized holding income (loss) on securities net of
noncontrolling and reclassification adjustment and taxes	(759,212)	(759,212)
Balance, end of period	2,920,472	$2,600,753

Noncontrolling interest
Balance, beginning of year	13,676,517
Contributions	0
Distributions	0
Gain attributable to noncontrolling interest	437,876
Balance, end of period	14,114,393

Total shareholders' equity, end of period	$67,937,773
See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010

Cash flows from operating activities:
Net income attributable to common shares	$3,359,965	$335,191
Adjustments to reconcile net income to net cash used in
operating activities net of changes in assets and liabilities resulting from the sales and purchases of subsidiaries:
Amortization (accretion) of investments	(1,561,370)	31,091
Realized investment (gains) losses, net	(1,556,398)	262,450
Unrealized trading gains included in income	(73,504)	(643,348)
Amortization of deferred policy acquisition costs	17,173	33,142
Amortization of cost of insurance acquired	307,754	331,183
Depreciation	341,698	318,795
Net income attributable to noncontrolling interest	424,404	164,449
Charges for mortality and administration of
universal life and annuity products	(1,876,695)	(2,034,801)
Interest credited to account balances	1,456,546	1,474,820
Change in accrued investment income	922,506	183,187
Change in reinsurance receivables	982,019	(159,987)
Change in policy liabilities and accruals	(1,381,400)	(1,080,084)
Change in income taxes receivable/payable	(1,748,580)	(1,628,284)
Change in other assets and liabilities, net	(206,934)	(590,396)
Net cash used in operating activities	(592,816)	(3,002,592)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	40,696,499	10,790,333
Equity securities available for sale	1,060,590	186,798
Trading securities	27,070,602	61,510,025
Mortgage loans	185,428	7,915,973
Discounted mortgage loans	5,292,482	4,808,635
Real estate	190,889	870,000
Policy loans	957,907	940,143
Short-term investments	0	700,000
Total proceeds from investments sold and matured	75,454,397	87,721,907
Cost of investments acquired:
Fixed maturities available for sale	(36,977,813)	(20,480,862)
Equity securities available for sale	(683,935)	0
Trading securities	(23,061,679)	(72,910,979)
Mortgage loans	(732)	(952,826)
Discounted mortgage loans	(3,932,036)	(15,967,444)
Real estate	(506,627)	(97,020)
Policy loans	(876,608)	(831,189)
Total cost of investments acquired	(66,039,430)	(111,240,320)
Purchase of property and equipment	0	(31,212)
Net cash provided by (used in) investing activities	9,414,967	(23,549,625)

Cash flows from financing activities:
Policyholder contract deposits	1,700,281	1,792,937
Policyholder contract withdrawals	(1,361,195)	(1,449,866)
Proceeds from notes payable/line of credit	150,000	0
Payments of principal on notes payable/line of credit	(2,449,174)	(1,208,335)
Purchase of treasury stock	(228,613)	(23,249)
Net cash used in financing activities	(2,188,701)	(888,513)

Net increase (decrease) in cash and cash equivalents	6,633,450	(27,440,730)
Cash and cash equivalents at beginning of period	18,483,452	37,492,843
Cash and cash equivalents at end of period	$25,116,902	$10,052,113
See accompanying notes.

UTG, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by UTG, Inc. (“UTG”) and its consolidated subsidiaries (“Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Although the Company believes the disclosures are adequate to make the information presented not be misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010.

The information furnished reflects, in the opinion of the Company, all adjustments (which include only normal and recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company’s future financial condition.

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At March 31, 2011, Mr. Correll owns or controls directly and indirectly approximately 60.3% of UTG’s outstanding stock.

At March 31, 2011 consolidated subsidiaries of UTG, Inc. were as depicted on the following organizational chart:

UTG, Inc
(UTG)
20-2907892 DE
100%
Universal Guaranty Life Insurance Company
(UG)
70130
31-0727974 OH
67%
Sun Valley Homes (AZ), LLC
(Sun Valley)
27-0660712 AZ
74%
HPG Acquisitions, LLC
(HPG)
20-5638300 TX
100%
Stanford Wilderness Road, LLC
(SWR)
20-3705703 KY
73%
ACAP Corporation
(ACAP)
25-1489730 DE
51%
RLF Lexington Properties, LLC
(Lexington)
20-5935357 CO
100%
Cumberland Woodlands, LLC
(CW)
26-1700910 KY
100%
American Capitol Insurance Company
(AC)
60291
74-1219404 TX
100%
Sand Lake, LLC
(Sand Lake)
Applied for TX
67.74%
Northwest Florida
Of Okaloosa Holding, LLC
Applied for FL
100%
Imperial Plan, Inc
(Imperial Plan)
76-0293391 TX
52.43%
Wingate of St Johns
Holding, LLC
Applied for FL

2.	INVESTMENTS

A.	Available for Sale Securities – Fixed Maturity and Equity Securities

As of March 31, 2011 and December 31, 2010, fixed maturities available for sale represented 46% and 45% of total invested assets, respectively. The Company’s insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, and the Company’s business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and other high quality low risk investments.

At March 31, 2011, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  The Company has identified securities it may sell and classified them as “investments available for sale”.  Investments available for sale are carried at market, with changes in market value directly recorded to shareholders’ equity.

The amortized cost and estimated market values of investments in securities including investments held for sale are as follows:

March 31, 2011	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$74,682,386	$2,355,474	$(164,097)	$76,873,763
States, municipalities and political subdivisions	310,000	2,570	0	312,570
Collateralized mortgage obligations	8,061,760	123,880	(1,308)	8,184,332
Public utilities	399,878	52,558	0	452,436
All other corporate bonds	56,236,009	2,348,118	(1,851,589)	56,732,538
	139,690,033	4,882,600	(2,016,994)	142,555,639
Equity securities	13,336,210	271,571	(78,516)	13,529,265
Total	$153,026,243	$5,154,171	$(2,095,510)	$156,084,904

Investment in unconsolidated affiliate	$5,000,000	$164,518	$0	$5,164,518

December 31, 2010	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$74,596,648	$4,427,285	$0	$79,023,933
States, municipalities and political subdivisions	330,000	5,198	0	335,198
Collateralized mortgage obligations	16,170,099	510,840	(6,677)	16,674,262
Public utilities	904,139	82,886	0	987,025
All other corporate bonds	50,947,807	2,320,965	(2,383,242)	50,885,530
	142,948,693	7,347,174	(2,389,919)	147,905,948
Equity securities	13,940,811	39,700	(96,254)	13,884,257
Total	$156,889,504	$7,386,874	$(2,486,173)	$161,790,205

Investment in unconsolidated affiliate	$5,000,000	$137,700	$0	$5,137,700

The fair value of investments with sustained gross unrealized losses at March 31, 2011 and December 31, 2010 are as follows:

March 31, 2011	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government obligations	$33,218,393	(164,097)	$0	0	$33,218,393	(164,097)
Collateralized mortgage obligations	0	0	100,023	(1,308)	100,023	(1,308)
All other corporate bonds	21,329,232	(182,755)	1,298,878	(1,668,834)	22,628,110	(1,851,589)
Total fixed maturity	$54,547,625	(346,852)	$1,398,901	(1,670,142)	$55,946,526	(2,016,994)

Equity securities	$457,812	(21,732)	$2,813,827	(56,784)	$3,271,639	(78,516)

December 31, 2010	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Collateralized mortgage obligations	$0	0	$104,033	(6,677)	$104,033	(6,677)
All other corporate bonds	13,959,305	(413,862)	2,620,277	(1,969,380)	16,579,582	(2,383,242)
Total fixed maturity	$13,959,305	(413,862)	$2,724,310	(1,976,057)	$16,683,615	(2,389,919)

Equity securities	$1,082,748	(96,254)	$0	0	$1,082,748	(96,254)

The unrealized losses of fixed maturity investments were primarily due to financial market participants’ perception of increased risks associated with the current market environment, resulting in higher interest rates.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  The unrealized losses of equity investments were primarily caused by normal market fluctuations in publicly traded securities.

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary.  Based on an evaluation of the issues, including, but not limited to:  intentions to sell or ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover; the length of time and amount of the unrealized loss; and the credit ratings of the issuers of the investments, the Company held two and six investments as other-than-temporarily impaired at March 31, 2011 and December 31, 2010. Other-than-temporary impairments of $420,401 and $1,478,970 were taken in the first three months of 2011 and during the twelve months ended December 31, 2010, respectively.  The other-than-temporary impairments during 2011 were due to the Company’s intent to sell certain bond holdings in the near term and a mortgage loan impairment as a result of an appraisal valuation.  The other-than-temporary impairments during 2010 were due to changes in expected future cash flows of investments in stocks as well as in bonds backed by trust preferred securities of banks.  In addition, in 2010, the Company recognized an other-than-temporary impairment in a mortgage loan as a result of its appraisal valuation.  The other-than-temporary impairments are detailed below:

March 31, 2011	Beginning Amortized Cost	OTTI Credit Loss	Ending Amortized Cost	Unrealized Loss	Carrying Value

Jarvis Development	$769,119	$(39,119)	$730,000	$0	$730,000

iSHARES Investops Corp.	11,960,818	(381,282)	11,579,536	0	11,579,536

December 31, 2010	Beginning Amortized Cost	OTTI Credit Loss	Ending Amortized Cost	Unrealized Loss	Carrying Value

Preferred Term Securities I	$416,157	$(136,935)	$279,222	$(206,924)	$72,298

Preferred Term Securities II	$2,161,808	$(473,319)	$1,688,489	$(1,621,946)	$66,543

Investors Heritage Capital Corp	$618,348	$(215,174)	$403,174	$0	$403,174

Jarvis Development	$739,610	$(128,867)	$730,000	$0	$730,000

SFF Royalty	$1,934,336	$(68,643)	$1,865,693	$0	$1,865,693

Amen Properties, Inc.	$1,628,432	$(456,032)	$1,172,400	$0	$1,172,400

During the first quarter 2011, the Company recognized an other-than-temporary impairment of $381,282 on certain bond holdings.  The Company sold this security in early April 2011.

The amortized cost and estimated market value of debt securities at March 31, 2011, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale March 31, 2011	Amortized Cost	Estimated Market Value

Due in one year or less	$0	$0
Due after one year through five years	5,032,386	5,580,139
Due after five years through ten years	33,691,350	35,443,595
Due after ten years	92,904,538	93,347,573
Collateralized mortgage obligations	8,061,760	8,184,332
Total	$139,690,033	$142,555,639

B.	Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the consolidated statements of operations.  Trading securities include exchange-traded equities and exchange-traded equity options.  The fair value of trading securities included in assets was $27,184,049 and $37,029,550 as of March 31, 2011 and December 31, 2010, respectively.  The fair value of trading securities included in liabilities was $(16,307,682) and $(18,429,677) as of March 31, 2011 and December 31, 2010, respectively.  Trading securities’ net unrealized gains were $73,504 and $1,803,729 as of March 31, 2011 and December 31, 2010, respectively.  Trading securities carried as liabilities are securities sold short.  A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  Realized gains from trading securities were $1,032,591 and $184,546 for the three and twelve months ended March 31, 2011 and December 31, 2010, respectively. Earnings from trading securities are classified in cash flows from operating activities. Trading revenue charged to net investment income from trading securities was:

	Three Months March 31, 2011	Twelve Months December 31, 2010

Type of Instrument	Net Realized and Unrealized Gains (Losses)	Net Realized and Unrealized Gains (Losses)

Equity	$1,106,095	$1,988,275

C.	Derivatives

As of March 31, 2011, the Company held derivative instruments in the form of exchange-traded equity options.  The Company currently does not designate derivatives as hedging instruments.  Exchange-traded equity options are combined with exchange-traded equity securities in the Company’s trading portfolio, with the primary objective of generating a fair return while reducing risk.  These derivatives are carried at fair value, with unrealized gains and losses recognized in net investment income.  The fair value of derivatives included in trading security assets and trading security liabilities as of March 31, 2011 was $1,796,194 and $(15,106,922), respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2010 was $2,244,478 and $(17,246,957), respectively.  Realized gains (losses) due to derivatives were $296,580 and $(305,247) for the three and twelve months ended March 31, 2011 and December 31, 2010, respectively. Unrealized gains (losses) included in income and trading security assets due to derivatives were $(1,226,887) and $1,579,071 as of March 31, 2011 and December 31, 2010, respectively. Unrealized gains (losses) included in income and trading security liabilities due to derivatives were $1,817,439 and $(3,392,010) as of March 31, 2011 and December 31, 2010, respectively.

D.	Mortgages

The Company held mortgage loans on real estate in the amount of $57,635,335 and $59,935,447 at March 31, 2011 and December 31, 2010, respectively.  Included in the amounts are discounted commercial mortgage loans with a carrying value of $45,408,443 and $47,523,860 at March 31, 2011 and December 31, 2010, respectively.

During the first quarter 2011, the Company acquired $4,670,301 of discounted mortgage loans at a total cost of $3,111,191, representing an average purchase price to outstanding loan of 66.62%.  Additionally, during the first quarter 2011, the Company settled, sold, or had paid off mortgage loans totaling $5,590,945.  The Company also recorded approximately $3,232,000 in income from the discounted mortgage loan activity, including $1,566,180 in discount accruals during the first quarter 2011.  During 2010, the Company acquired $111,258,867 of discounted mortgage loans at a total cost of $36,283,278, representing an average purchase price to outstanding loan of 32.6%.  Additionally, during 2010, the Company settled, sold or had paid off discounted mortgage loans totaling $23,607,100.  During 2010, the Company recorded approximately $12,898,000 in income from the discounted mortgage loan activity, including $7,645,258 in discount accruals.  The Company is currently projecting a very positive return from on-going mortgage loan payments from the discounted commercial mortgage loan portfolio.

While management believes the discounted loans will continue to have favorable earnings and outcomes as they are worked through, there can be no assurance this will remain true in future periods.  Changes in the current economy such as an even greater downturn than recently experienced could have a negative impact on the loans, including the financial stability of the borrowers, the borrowers’ ability to pay or to refinance, the value of the property held as collateral and the ability to find purchasers at favorable prices.  As such, management has taken a conservative approach with these investments and has classified all discounted mortgage loans held as non-accrual.  In such status, the Company is not recording any accrued interest income nor is it recording any accrual of discount on the loans held.  Discount accruals reported during 2010 and 2011 were the result of the loan basis already being fully paid.

On the remainder of the mortgage loan portfolio, interest accruals are analyzed based on the likelihood of repayment.  In no event will interest continue to accrue when accrued interest along with the outstanding principal exceeds the net realizable value of the property.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status.

A mortgage loan reserve is established and adjusted based on management’s quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquired the discounted mortgage loans at below fair value, therefore no reserve for delinquent loans is deemed necessary.  The loan portfolio since purchase is performing very well.  Those loans not currently paying are being vigorously worked by management.  The current discounted commercial mortgage loan portfolio has an average price of 33.1% of face value and management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.  The mortgage loan reserve was $0 at March 31, 2011 and December 31, 2010.

As of March 31, 2011, the Company’s discounted mortgage loan portfolio contained 124 loans with a carrying value of $45,408,443.  The loans’ payment performance since inception is shown as follows:

Payment Frequency	Number of Loans	Carrying Value

No payments	41	$23,350,301
One-time payment received	17	205,461
Irregular payments received	23	9,966,508
Periodic payments received	43	11,886,173
Total	124	$45,408,443

The following table summarizes discounted mortgage loan holdings of the Company:

Category	March 31, 2011	December 31, 2010

In good standing	$11,611,834	$9,665,059
Overdue interest over 90 days	7,694,316	16,192,815
Restructured	3,511,217	4,306,800
In process of foreclosure	22,591,076	17,359,186
Total discounted mortgage loans	$45,408,443	$47,523,860

Total foreclosed discounted mortgage loans	$11,221,579	$8,939,548

At March 31, 2011, the Company has 41 discounted mortgage loans totaling $22,591,076 in the process of foreclosure and 20 discounted mortgage loans totaling $3,511,217 under a repayment plan or restructuring.  At December 31, 2010, the Company had 26 discounted mortgage loans totaling $17,359,186 in the process of foreclosure and 19 discounted mortgage loans totaling $4,306,800 under a repayment plan or restructuring.

During the first quarter 2011, the Company foreclosed on two discounted mortgage loans with a total carrying value of $2,282,031.  These foreclosed loans are now UG’s majority-owned subsidiaries, Wingate of St. Johns Holding, LLC and Northwest Florida of Okaloosa Holding, LLC.  During 2010, the Company foreclosed on 20 discounted mortgage loans with a total carrying value of $8,939,548.  Of these foreclosures, 17 loans totaling $8,411,458 were transferred to real estate while one loan is now UG’s wholly owned subsidiary, Sand Lake, LLC.  Subsequent to the foreclosures, two foreclosed loans were sold with the Company realizing a gain of $51,949 upon the sale.

During the first quarter 2011, the Company recognized an other-than-temporary impairment of $39,119 on one of its mortgage loans as a result of a recent appraisal.

3.	NOTES PAYABLE

At March 31, 2011 and December 31, 2010, the Company had $8,073,065 and $10,372,239 of long-term debt outstanding, respectively.

On December 8, 2006, UTG borrowed funds from First Tennessee Bank National Association through execution of an $18,000,000 promissory note.  The note is secured by the pledge of 100% of the common stock of UG.  The promissory note carries a variable rate of interest based on the 3 month LIBOR rate plus 180 basis points.  Interest is payable quarterly.  Principal is payable annually beginning at the end of the second year in five installments of $3,600,000. The loan matures on December 7, 2012.  The Company had no borrowings and has made no principal payments during 2011 to date. At March 31, 2011 the outstanding principal balance on this debt was $6,891,411. The next required principal payment on this debt is due in December of 2011.

In addition to the above promissory note, First Tennessee Bank National Association also provided UTG, Inc. with a $5,000,000 revolving credit note.  During 2010 Management decided that a reduction to a maximum $2,750,000 in this line of credit was more reasonable for current operations. This note is for a one-year term and may be renewed by consent of both parties.  The credit note is to provide operating liquidity for UTG, Inc. The promissory note carries a variable rate of interest based on the 90 day LIBOR rate plus 2.75 percentage points, but at no time will the rate be less than 3.25%. The collateral held on the above note also secures this credit note.  During 2011, the Company had borrowings of $150,000 and made $440,000 in principal payments.  At March 31, 2011, the Company had no outstanding principal balance attributable to this note.

In November 2007, UG became a member of the Federal Home Loan Bank (“FHLB”).  This membership allows the Company access to additional credit up to a maximum of 50% of the total assets of UG.  To be a member of the FHLB, the Company was required to purchase shares of common stock of FHLB.  Borrowing capacity is based on 50 times each dollar of stock acquired in FHLB above the “base membership” amount.  The Company’s current LOC with the FHLB is $15,000,000.  During 2011, the Company had repayments of $2,000,000 against this LOC. At March 31, 2011 the Company had no outstanding principal balance attributable to this LOC.

In January 2007, UG became a 51% owner of the newly formed RLF Lexington Properties LLC (“Lexington”). The entity was formed to hold, for investment purposes, certain investment real estate acquired. As part of the purchase price of the real estate owned by Lexington, the seller provided financing through the issuance of five promissory notes of $1,200,000 each totaling $6,000,000. The notes bear interest at the fixed rate of 5%. The notes came due beginning on January 5, 2008, and each January 5 thereafter until 2012 when the final note is repaid.  As of March 31, 2011 the outstanding principal balance was $914,505.

On February 7, 2007, HPG Acquisitions (“HPG”), a 74% owned affiliate of the Company, borrowed funds from First National Bank of Midland, through execution of a $373,862 promissory note. The note is secured by real estate owned by HPG. The note bears interest at a fixed rate of 5%. The first payment was due January 15, 2008. There will be 119 regular payments of $3,965 followed by one irregular last payment estimated at $44,125. At March 31, 2011, the outstanding principal balance on this debt was $267,149.

The consolidated scheduled principal reductions on the notes payable for the next five years are as follows:

Year	Amount

2011	$3,627,008
2012	4,235,123
2013	31,586
2014	34,154
2015	36,935

4.	SHAREHOLDERS’ EQUITY

A.	Stock Repurchase Program

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of up to $5 million of UTG's common stock.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are made based on the last available market price and are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company.  Through April 2011, UTG has spent $3,419,516 in the acquisition of 467,886 shares under this program.

B.	Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period, retroactively adjusted to give effect to all stock splits, in accordance with ASC 260-10, Earnings Per Share.  At March 31, 2011 and March 31, 2010, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

During 2010, the Company committed to invest up to $2,000,000 in Llano Music, LLC, which invests in music royalties.  Llano does capital calls as funds are needed to acquire the royalty rights.  At March 31, 2011, the Company has $1,821,000 committed that has not been requested by Llano.

6.	OTHER CASH FLOW DISCLOSURES

On a cash basis, the Company paid $44,884 and $93,508 in interest expense during the first three months of 2011 and 2010, respectively.  The Company paid $353,739 and $0 in federal income tax during the first three months of 2011 and 2010, respectively.

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

8.	COMPREHENSIVE INCOME
Three Months Ended March 31, 2011	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount

Unrealized holding gains during period	$1,226,440	$(429,254)	$797,186
Less: reclassification adjustment for gains (losses) realized in net income	(2,394,458)	838,060	(1,556,398)
Other comprehensive income (loss)	$(1,168,018)	$408,806	$(759,212)

9.	FAIR VALUE MEASUREMENTS

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

The following table presents the level within the hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of March 31, 2011.

	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$5,993,090	$136,562,549	$0	$142,555,639
Equity Securities, available for sale	0	18,693,783	0	18,693,783
Trading Securities	27,184,049	0	0	27,184,049
Total	$33,177,139	$155,256,332	$0	$188,433,471

Liabilities
Trading Securities	$16,307,682	$0	$0	$16,307,682

The financial statements include various estimated fair value information at March 31, 2011 and December 31, 2010, as required by ASC 820.  Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments required to be valued by ASC 820 for which it is practicable to estimate that value:

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

(c)  Trading securities

Securities designated as trading securities are reported at fair value using market quotes, with gains or losses resulting from changes in fair value recognized in earnings.  Trading securities include exchange-traded equities and exchange-traded equity long and short options.

(d)  Mortgage loans on real estate

The fair values of mortgage loans are estimated using discounted cash flow analyses and interest rates being offered for similar loans to borrowers with similar credit ratings.

(e)  Discounted mortgage loans

The Company has been purchasing non-performing loans at a deep discount through an auction process led by the federal government.  In general, the discounted loans are non-performing and there is a significant amount of uncertainty surrounding the timing and amount of cash flows to be received by the Company.  Accordingly, the Company records its investment in the discounted loans at its original purchase price.  Management has determined the fair value to be too difficult to calculate but believes it approximates the carrying value of these investments.  Management works the loans with the borrower to reach a settlement on the loan or they foreclose on the underlying collateral which is primarily commercial real estate.  For cash payments received during the work out process, the Company records these payments to interest income on a cash basis.  For loan settlements reached, the Company records the amount in excess of the carrying amount of the loan as a discount accretion to investment income at the closing date.  Management reviews the discount loan portfolio regularly for impairment.  If an impairment is identified (after consideration of the underlying collateral), the Company records an impairment to earnings in the period the information becomes known.

(f)  Policy loans

Policy loans are carried at the aggregate unpaid principal balances in the consolidated balance sheets which approximates fair value, and earn interest at rates ranging from 4% to 8%.  Individual policy liabilities in all cases equal or exceed outstanding policy loan balances.

(g)  Short-term investments

Quoted market prices, if available, are used to determine the fair value.  If quoted market prices are not available, management estimates the fair value based on the quoted market price of a financial instrument with similar characteristics.

(h)  Notes payable

For borrowings subject to floating rates of interest, carrying value is a reasonable estimate of fair value.  For fixed rate borrowings fair value is determined based on the borrowing rates currently available to the Company for loans with similar terms and average maturities.

The estimated fair values of the Company's financial instruments required to be valued by ASC 820 are as follows as of March 31:

	2011		2010
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed maturities available for sale	$142,555,639	$142,555,639	$147,905,948	$147,905,948
Equity securities	13,529,265	13,529,265	13,884,257	13,884,257
Trading securities	27,184,049	27,184,049	37,029,550	37,029,550
Securities of affiliate	5,164,518	5,164,518	5,137,700	5,137,700
Mortgage loans on real estate	12,226,892	12,284,360	12,411,587	12,524,140
Discounted mortgage loans	45,408,443	45,408,443	47,523,860	49,294,797
Policy loans	13,894,720	13,894,720	13,976,019	13,976,019

Liabilities
Notes payable	8,073,065	8,044,205	10,372,239	10,136,433
Trading securities	16,307,682	16,307,682	18,429,677	18,429,677

10.	NEW ACCOUNTING STANDARDS

In April 2011, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) No. 2011-02 Receivables (Topic 310) A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The amendments in this Update give additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The Company does not expect the adoption of ASU 2011-02 to have a material impact on its consolidated financial statements.

In January 2011, the FASB issued the ASU No. 2011-01 Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No 2010-10. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company does not expect the adoption of ASU 2011-01 to have a material impact on its consolidated financial statements.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources.  This analysis should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.  The Company reports financial results on a consolidated basis.  The consolidated financial statements include the accounts of UTG and its subsidiaries at March 31, 2011.

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

Update on Critical Accounting Policies

In our Form 10-K for the year ended December 31, 2010, we identified the accounting policies that are critical to the understanding of our results of operations and our financial position.  They relate to deferred acquisition costs (DAC), cost of insurance acquired, assumptions and judgments utilized in determining if declines in fair values of investments are other-than-temporary, and valuation methods for investments that are not actively traded.

We believe that these policies were applied in a consistent manner during the first three months of 2011.

Results of Operations

(a)	Revenues

The Company experienced a decrease of approximately $(205,000) in premiums and policy fee revenues, net of reinsurance premiums and policy fees, when comparing the first three months of 2011 to the same period in 2010.  Unless the Company acquires a block of in-force business management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience.

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

Net investment income increased approximately 45% when comparing the first three months of 2011 to the same period in 2010.  The majority of the increase in investment income is from the Company’s mortgage loan portfolio.  Approximately 54%, or $3,401,000, of investment income is attributable to the mortgage loan portfolio.  Should any of the factors change, such as the ability to acquire additional loans at such a large discount due to increased competition or insufficient supply, the ability of borrowers to settle loans mainly through refinancing, another decline in the overall economy, and other such factors, the performance of this type of investment could abruptly end, directly affecting future net income.  While management believes the current portfolio would remain profitable in another downturn, with no source of new acquisitions of discounted loans, the future profit stream from this activity would be limited.  Alternatively, should the Company need to look at fixed maturities for additional investment if discounted loans were no longer a viable option, the rate of return would be significantly lower given the low interest rate environment also resulting in substantially lower income.

Management has extensive background and experience in the analysis and valuation of commercial real estate and believes there are significant opportunities currently available in this arena.  Experienced personnel of FSNB have also been utilized in the analysis phase.  This experience dates back to discounted loans during the Resolution Trust days where such loans were being sold from defunct savings and loans in the early 1990’s.  The discounted loans are available through the FDIC sale of assets of closed banks and from banks wanting to reduce their loan portfolios.  The loans are available on a loan by loan bid process.  Prior to placing a bid, each loan is reviewed to determine interest level utilizing such information as type of collateral, location of collateral, interest rate, current loan status and available cash flows or other sources of repayment.  Once it is determined interest in the loan remains, the collateral is physically inspected.  Following physical inspection, if interest still remains, a bid price is determined and a bid is submitted.  Once a loan has been acquired, contact is made with the appropriate individuals to begin a dialog with a goal of determining the borrower’s willingness to work together.  There are generally three paths a discounted loan will take: the borrower pays as required; a settlement is reached with the loan being paid off at a discounted value; or the loan is foreclosed.

During the fourth quarter of 2009, the Company began purchasing discounted commercial mortgage loans.  As of March 31, 2011, the Company held about $137,000,000 of these loans at a total cost of approximately $45,400,000, representing an average purchase price to outstanding loan of about 33%.  During the first three months of the year, the Company has recognized approximately $3,232,000 in income from these loans.  The Company is currently projecting a very positive return from on-going mortgage loan payments from the discounted commercial mortgage loan portfolio.

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

During 2009, the Company also contributed approximately $20,000,000 to a professionally managed trading account as another way to combat the current low rate environment.  The accounts were established to generate a fair return while reducing risk.  Securities designated as trading are reported at fair value with gains or losses resulting from changes in fair value recognized in net investment income.  Through the first three months of the year, approximately 27%, or $1,704,000, of investment income was due to this trading portfolio.  This type of return should not be expected in future periods.  Volatility should be expected, as well as possible losses.  Management’s target return on these accounts is 8%.

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

The Company had net realized investment gains of $1,556,398 in the first three months of 2011 compared to net realized investment losses of $(262,450) for the same period in 2010.  During the first quarter of 2011, other-than-temporary impairments of approximately $381,000 were taken on securities.  The other-than-temporary impairments were due to changes in expected future cash flows.  Additionally, an other-than-temporary impairment of approximately $39,000 was taken on a mortgage loan as a result of its appraisal valuation.  These losses were off-set from realized gains on bond sales.  During the first quarter of 2010, an impairment was recognized on a fixed income investment backed with trust preferred securities of approximately $(477,000).

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

Other income primarily represented revenues received relating to the performance of administrative work as a TPA for unaffiliated life insurance companies, which has remained consistent over the periods presented.  The Company receives monthly fees based on policy in force counts and certain other activity indicators such as number of policies issued.  During 2010, the Company obtained an additional contract for these services, which should provide approximately $300,000 additional revenues annually.  Administration for this block of business began March 1, 2011.  Management remains committed to the pursuit of additional TPA clients and believes this area continues to show potential for growth.

(b)	Expenses

Life benefits, claims and settlement expenses net of reinsurance benefits and claims, increased $221,540 in the first three months of 2011 compared to the same period in 2010.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.  Overall, reserves continue to increase on in-force policies as the average age of the insured increases.

Commissions and amortization of deferred policy acquisition costs decreased approximately $95,000 in the first three months of 2011 compared to the same period in 2010.  The majority of this number is driven by an AC financial reinsurance agreement.  The earnings on the block of business covered by this agreement are utilized to re-pay the original borrowed amount.  The commission allowance reported each period from this agreement represents the net earnings on the identified policies covered by the agreement in each reporting period.  Results from this agreement included in this line item were approximately $(169,000) and $(67,000) in the first three months of 2011 compared to the same period in 2010.  As financial reinsurance, all financial results relating to this block of business are utilized to repay the outstanding borrowed amount from the reinsurer.  Securities are specifically identified and segregated in a trust account relative to this arrangement.  Should a gain or loss occur on one of these identified securities in the trust account, the results are included in the calculation of the current period financial results of the treaty with the reinsurer.    While the agreement may result in variances in this line item, this arrangement has no material impact on net income.  The overall impact to net income was $4,000 and $6,000 in the first three months of 2011 compared to the same period in 2010.  A liability for the original ceding commission was established at the origination of the agreement and is amortized through this line item as earnings on the block of business are realized.  Another significant factor is attributable to the Company paying fewer commissions since the Company writes very little new business and renewal premiums on existing business continue to decline.  Most of the Company’s agent agreements contained vesting provisions, which provide for continued compensation payments to agents upon their termination subject to certain minimums and often limited to a specific period of time.  Another factor is attributable to normal amortization of the deferred policy acquisition costs asset.  The Company reviews the recoverability of the asset based on current trends and known events compared to the assumptions used in the establishment of the original asset.  No impairments were recorded in any of the periods presented.

Net amortization of cost of insurance acquired decreased approximately 7%, or $23,000, in the first three months of 2011 compared to the same period in 2010.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits.  The Company utilizes a 12% discount rate on the remaining unamortized business.  The interest rates vary due to risk analysis performed at the time of acquisition on the business acquired. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised. Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.

Operating expenses increased approximately 5% in the first three months of 2011 compared to the same period in 2010.  A large portion of this increase was due to an increase in charitable contributions as a result of the Company’s increased earnings in the first quarter of 2011.  Management continues to place significant emphasis on expense monitoring and cost containment.  Maintaining administrative efficiencies directly impacts net income.

Interest expense decreased approximately 40% in the first three months of 2011 compared to the same period in 2010 due to lower outstanding balance of debt as well as the general decline in interest rates.  The interest rate is variable on the majority of the Company’s debt.

(c)	Net Income

The Company had net income of $3,359,965 in the first three months of 2011 compared to net income of $335,191 for the same period in 2010.  The net income compared to last year is mainly attributable to higher investment income and realized gains.

Financial Condition

Total shareholders’ equity increased approximately $2,810,000 as of March 31, 2011 compared to December 31, 2010.  The increase is primarily attributable to net income.

Investments represent approximately 71% and 74% of total assets at March 31, 2011 and December 31, 2010, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company’s investment portfolio is invested in high quality, low risk investments.

As of March 31, 2011, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments held for sale".  Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.

Liquidity and Capital Resources

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and debt service.  Cash and cash equivalents as a percentage of total assets were approximately 6% and 4% as of March 31, 2011, and December 31, 2010, respectively.  Fixed maturities as a percentage of total assets were approximately 33% and 34% as of March 31, 2011 and December 31, 2010, respectively.

The Company currently has access to funds for operating liquidity.  UTG has a $2,750,000 revolving credit note with First Tennessee Bank National Association.  UG is a member of the FHLB which allows UG access to credit.  UG’s current line of credit with the FHLB is $15,000,000.  At March 31, 2011, there were no outstanding borrowings attributable to the lines of credit.

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

Net cash used in operating activities was $(592,816) and $(3,002,592) for the three months ending March 31, 2011 and 2010, respectively.

Net cash provided by (used in) investing activities was $9,414,967 and $(23,549,625) for the three month period ending March 31, 2011 and 2010, respectively.  During 2010, more emphasis was placed on the trading securities and discounted mortgage loans.  The Company’s trading portfolio involved frequent activity and also accounted for a large portion of investing activity.  The trading portfolio is designed to provide a reasonable return with an emphasis on risk management.

Net cash used in financing activities was $(2,188,701) and $(888,513) for the three month period ending March 31, 2011 and 2010, respectively.

At March 31, 2011, the Company had $8,073,065 of long-term debt outstanding.  At December 31, 2010, the Company had $10,372,239 of debt outstanding.  The debt is mainly attributable to the acquisition of ACAP at the end of 2006.

UTG is a holding company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on management fees received from its insurance subsidiaries, stockholder dividends from its subsidiaries and earnings received on cash balances.  At March 31, 2011, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries.  The Company's insurance subsidiaries have maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.  No dividends were paid to shareholders in 2010 or the first three months of 2011.

UG is an Ohio domiciled insurance company, which requires five days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory net income or b) 10% of statutory capital and surplus.  At December 31, 2010 UG statutory capital and surplus was $30,442,880.  At December 31, 2010, UG statutory net income was $4,796,439.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid UTG no ordinary dividends during the first three months of 2011.

AC is a Texas domiciled insurance company, which requires eleven days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory earnings from operations or b) 10% of statutory surplus.  At December 31, 2010 AC statutory surplus was $8,434,448.  At December 31, 2010, AC statutory earnings from operations was $2,024,641.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  AC paid ACAP ordinary dividends of $600,000 during the first three months of 2011.

Management believes the overall sources of liquidity available will be sufficient to satisfy the Company’s financial obligations.

Accounting Developments

In April 2011, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) No. 2011-02 Receivables (Topic 310) A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The amendments in this Update give additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The Company does not expect the adoption of ASU 2011-02 to have a material impact on its consolidated financial statements.

In January 2011, the FASB issued the ASU No. 2011-01 Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No 2010-10. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company does not expect the adoption of ASU 2011-01 to have a material impact on its consolidated financial statements.

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

Interest rate risk

The Company’s exposure to interest rate changes results from a significant holding of fixed maturity investments and mortgage loans on real estate, all of which comprised approximately 65% of the investment portfolio as of March 31, 2011.  These investments are mainly exposed to changes in treasury rates.  The fixed maturities investments include U.S. government bonds, securities issued by government agencies, mortgage-backed bonds and corporate bonds.  Approximately 12% of the fixed maturities owned at March 31, 2011 are instruments of the United States government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government.

To manage interest rate risk, the Company performs periodic projections of asset and liability cash flows to evaluate the potential sensitivity of the investments and liabilities.  Management assesses interest rate sensitivity with respect to the available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward 100-basis point shifts in the prevailing interest rates.  The following tables set forth the potential amount of unrealized gains (losses) that could be caused by 100-basis point upward and downward shifts on the available-for-sale fixed maturities investments as of March 31, 2011:

Decrease in Interest Rates		Increase in Interest Rates

200 Basis Points	100 Basis Points	100 Basis Points	200 Basis Points
$ 39,916,000	$ 18,105,000	$ (15,396,000)	$ (28,369,000)

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

At March 31, 2011, $27,184,049 of assets and $(16,307,683) of liabilities were classified as trading instruments carried at fair value.  Included in these amounts are derivative investments with a fair value of $1,796,194 and $(15,106,923) in trading security assets and trading security liabilities, respectively.  At December 31, 2010, $37,029,550 of assets and $(18,429,677) of liabilities were classified as trading instruments carried at fair value.  Included in these amounts are derivative investments with a fair value of $2,244,478 and $(17,246,957) in trading security assets and trading security liabilities, respectively.

The Company had no capital lease obligations, material operating lease obligations or purchase obligations outstanding as of March 31, 2011.

The Company currently has $8,073,065 of debt outstanding.

Equity risk

Equity risk is the risk that the Company will incur economic losses due to adverse fluctuations in a particular stock.  As of March 31, 2011 and December 31, 2010, the fair value of our equity securities classified as available for sale was $13,529,265 and $13,884,257, respectively.  As of March 31, 2011, a 10% decline in the value of the equity securities would result in an unrealized loss of $1,352,927, as compared to an estimated unrealized loss of $1,388,426 as of December 31, 2010.  The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by the Company of future market events, but rather as an illustration of the potential impact of such an event.

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

UTG, INC.
(Registrant)

Date:	May 11, 2011	By	/s/ James P. Rousey
James P. Rousey
President, and Director

Date:	May 11, 2011	By	/s/ Theodore C. Miller
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