Form 10-Q
period 2011-06-30
UTG INC
filed 2011-08-11
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2011, was 3,808,458.

UTG, INC. AND SUBSIDIARIES
(The “Company”)

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION…………………………………………………………………………..….............................................................................................................................................................	3
ITEM 1. FINANCIAL STATEMENTS...……………………………………………………………………………..…....................................................................................................................................................…	3
Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010………….…….............................................................................................................................................................…	3
Condensed Consolidated Statements of Income for the six months ended June 30, 2011 and 2010……………………………………………………………………………………......…............................................................................................................................................................	4
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the six months ended June 30, 2011…..………..……………………………………………………......................................................................................................................................................................	5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010………………………………………………………………………..........…............................................................................................................................................................................	6
Notes to Condensed Consolidated Financial Statements………………………..…………………………….…....................................................................................................................................................…	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS…………………………………..………………………………………………….…........................................................................................................................................................…..	20
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.…………………..….................................................................................................................................................…	27
ITEM 4. CONTROLS AND PROCEDURES..…………………………………………………………….…………........................................................................................................................................................….	28
PART II. OTHER INFORMATION…..……………………….…………………………………………………………...................................................................................................................................................….	28
ITEM 1. LEGAL PROCEEDINGS…………………………………………………………….………………………........................................................................................................................................................….	28
ITEM 1A. RISK FACTORS……………………………………………………………………………………………......................................................................................................................................................…..	28
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS………………...…...........................................................................................................................................................…	28
ITEM 3. DEFAULTS UPON SENIOR SECURITIES………………………………………………………………........................................................................................................................................................…..	28
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS……………………………….......................................................................................................................................................…..	28
ITEM 5. OTHER INFORMATION...……………………………………………………………………………………........................................................................................................................................................	28
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...…………………………………………………………….......................................................................................................................................................…..	29
SIGNATURES...………………………………………………………………………………………………………….....................................................................................................................................................……	30
EXHIBIT INDEX...………………………………………………………………………………………………………….........................................................................................................................................................	31

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

UTG, Inc.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

ASSETS

	June 30,	December 31,
	2011	2010*
Investments:
Investments available for sale:
Fixed maturities, at market (amortized cost $142,487,253 and $142,948,693)	$147,143,576	$147,905,948
Equity securities, at market (cost $11,641,116 and $13,940,811)	11,745,930	13,884,257
Trading securities, at market (cost $28,447,996 and $34,183,252)	28,429,912	37,029,550
Mortgage loans on real estate at amortized cost	11,662,614	12,411,587
Discounted mortgage loans on real estate at cost	38,150,327	47,523,860
Investment real estate, at cost, net of accumulated depreciation	76,691,527	53,148,755
Policy loans	13,913,044	13,976,019
Total investments	327,736,930	325,879,976

Cash and cash equivalents	21,468,891	18,483,452
Investment in unconsolidated affiliate, at fair value (cost $5,000,000 and $5,000,000)	5,188,758	5,137,700
Accrued investment income	1,464,778	1,609,425
Reinsurance receivables:
Future policy benefits	65,556,229	67,033,539
Policy claims and other benefits	4,377,001	4,446,940
Cost of insurance acquired	13,461,773	14,077,281
Deferred policy acquisition costs	522,612	556,958
Property and equipment, net of accumulated depreciation	1,603,513	1,478,935
Income taxes receivable	300,040	0
Other assets	2,708,054	2,883,893
Total assets	$444,388,579	$441,588,099

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$304,738,647	$307,509,531
Policy claims and benefits payable	3,783,137	3,588,914
Other policyholder funds	726,472	810,062
Dividend and endowment accumulations	14,073,020	14,190,946
Income taxes payable	0	209,888
Deferred income taxes	12,942,043	13,381,278
Notes payable	13,303,065	10,372,239
Trading securities, at market (proceeds $16,494,442 and $17,387,108)	13,315,284	18,429,677
Other liabilities	9,689,728	7,967,807
Total liabilities	372,571,396	376,460,342

Shareholders' equity:
Common stock - no par value, stated value $.001 per share, authorized 7,000,000 shares - 3,810,825 and 3,848,079 shares issued and outstanding after deducting treasury shares of 484,183 and 446,929	3,810	3,848
Additional paid-in capital	41,035,241	41,432,636
Retained earnings	10,950,973	6,335,072
Accumulated other comprehensive income	3,906,101	3,679,684
Total UTG shareholders' equity	55,896,125	51,451,240
Noncontrolling interest	15,921,058	13,676,517
Total shareholders' equity	71,817,183	65,127,757
Total liabilities and shareholders' equity	$444,388,579	$441,588,099

* Balance sheet audited at December 31, 2010.
See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Revenues:
Premiums and policy fees	$3,622,448	$3,910,489	$7,402,014	$8,033,347
Ceded Reinsurance premiums and policy fees	(1,002,699)	(1,481,444)	(1,830,973)	(2,447,535)
Net investment income	5,575,059	4,875,160	11,866,576	9,198,109
Other income	522,480	472,971	1,001,704	939,353
Revenues before realized gains (losses)	8,717,288	7,777,176	18,439,321	15,723,274
Realized investment gains (losses), net:
Other-than-temporary impairments	(222,947)	0	(262,067)	(477,386)
Other realized investment gains, net	325,990	736	1,921,508	215,672
Total realized investment gains (losses), net	103,043	736	1,659,441	(261,714)
Total revenues	8,820,331	7,777,912	20,098,762	15,461,560

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	4,702,304	5,862,899	9,775,949	11,874,555
Ceded Reinsurance benefits and claims	(826,845)	(2,113,801)	(1,510,834)	(3,869,632)
Annuity	254,810	332,393	523,541	498,061
Dividends to policyholders	139,216	151,625	291,785	319,548
Commissions and amortization of deferred policy acquisition costs	(219,139)	(226,811)	(431,829)	(344,185)
Amortization of cost of insurance acquired	307,754	331,183	615,508	662,366
Operating expenses	2,064,465	1,848,216	4,130,802	3,819,786
Interest expense	82,001	84,593	139,963	181,277
Total benefits and other expenses	6,504,566	6,270,297	13,534,885	13,141,776

Income before income taxes	2,315,765	1,507,615	6,563,877	2,319,784
Income tax expense	(919,968)	(234,208)	(1,383,711)	(546,737)

Net income	1,395,797	1,273,407	5,180,166	1,773,047

Net income attributable to noncontrolling interest	(139,861)	(88,107)	(564,265)	(252,556)

Net income attributable to common shareholders'	$1,255,936	$1,185,300	$4,615,901	$1,520,491

Amounts attributable to common shareholders':
Basic income per share	$0.33	$0.31	$1.21	$0.39

Diluted income per share	$0.33	$0.31	$1.21	$0.39

Basic weighted average shares outstanding	3,823,305	3,879,794	3,828,572	3,877,852

Diluted weighted average shares outstanding	3,823,305	3,879,794	3,828,572	3,877,852
See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income
(Unaudited)

Period ended June 30, 2011	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity	Comprehensive Income

Balance at January 1, 2011	$3,848	$41,432,636	$6,335,072	$3,679,684	$13,676,517	$65,127,757	$0
Common stock issued during year	0	0	0	0	0	0	0
Treasury shares acquired and retired	(38)	(397,395)	0	0	0	(397,433)	0
Net income attributable to common shareholders	0	0	4,615,901	0	0	4,615,901	4,615,901
Unrealized holding income on securities net of noncontrolling and reclassification adjustment and taxes	0	0	0	226,417	0	226,417	226,417
Contributions	0	0	0	0	0	0	0
Distributions	0	0	0	0	0	0	0
Gain attributable to noncontrolling interest	0	0	0	0	2,244,541	2,244,541	0
Balance at June 30, 2011	$3,810	$41,035,241	$10,950,973	$3,906,101	$15,921,058	$71,817,183	$4,842,318
See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2011	2010

Cash flows from operating activities:
Net income attributable to common shares	$4,615,901	$1,520,491
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of changes in assets and liabilities resulting from the sales and purchases of subsidiaries:
Amortization (accretion) of investments	(2,427,818)	60,721
Realized investment (gains) losses, net	(1,659,441)	1,731,736
Unrealized trading gains included in income	(1,357,344)	(767,264)
Amortization of deferred policy acquisition costs	34,346	52,284
Amortization of cost of insurance acquired	615,508	662,366
Depreciation	690,710	643,938
Net income attributable to noncontrolling interest	564,265	252,556
Charges for mortality and administration of universal life and annuity products	(3,724,854)	(3,902,722)
Interest credited to account balances	2,679,543	2,727,166
Change in accrued investment income	144,647	176,722
Change in reinsurance receivables	1,547,249	1,287,748
Change in policy liabilities and accruals	(2,357,610)	(1,946,967)
Change in income taxes receivable/payable	(949,163)	(85,428)
Change in other assets and liabilities, net	4,129,877	(8,946,956)
Net cash provided by (used in) operating activities	2,545,816	(6,533,609)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	126,519,335	12,908,346
Equity securities available for sale	2,891,101	428,309
Trading securities	79,855,048	102,003,272
Mortgage loans	749,819	9,078,973
Discounted mortgage loans	7,508,210	8,879,953
Real estate	1,185,911	921,964
Policy loans	1,710,893	1,614,938
Short-term investments	0	700,000
Total proceeds from investments sold and matured	220,420,317	136,535,755
Cost of investments acquired:
Fixed maturities available for sale	(123,967,122)	(16,861,804)
Equity securities available for sale	(717,600)	(1,014,635)
Trading securities	(77,390,562)	(113,930,370)
Mortgage loans	(846)	(1,853,266)
Discounted mortgage loans	(8,585,147)	(21,485,112)
Real estate	(10,625,161)	(799,048)
Policy loans	(1,647,918)	(1,416,804)
Total cost of investments acquired	(222,934,356)	(157,361,039)
Purchase of property and equipment	(204,475)	(72,293)
Net cash used in investing activities	(2,718,514)	(20,897,577)

Cash flows from financing activities:
Policyholder contract deposits	3,206,514	3,463,268
Policyholder contract withdrawals	(2,581,770)	(3,196,170)
Proceeds from notes payable/line of credit	5,380,000	0
Payments of principal on notes payable/line of credit	(2,449,174)	(1,942,233)
Purchase of treasury stock	(397,433)	(53,779)
Net cash provided by (used in) financing activities	3,158,137	(1,728,914)

Net increase (decrease) in cash and cash equivalents	2,985,439	(29,160,100)
Cash and cash equivalents at beginning of period	18,483,452	37,492,843
Cash and cash equivalents at end of period	$21,468,891	$ 8,332,743
See accompanying notes.

UTG, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At June 30, 2011, Mr. Correll owns or controls directly and indirectly approximately 60.6% of UTG’s outstanding stock.

2.	INVESTMENTS

A.	Available for Sale Securities – Fixed Maturity and Equity Securities

As of June 30, 2011 and December 31, 2010, fixed maturities available for sale represented 45% of total invested assets. The Company’s insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, and the Company’s business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and other high quality low risk investments.

At June 30, 2011, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  The Company has identified securities it may sell and classified them as “investments available for sale”.  Investments available for sale are carried at market, with changes in market value directly recorded to shareholders’ equity.

The amortized cost and estimated market values of investments in securities including investments held for sale are as follows:

June 30, 2011	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$92,036,326	$4,141,275	$0	$96,177,601
States, municipalities and political subdivisions	290,000	5,116	0	295,116
Collateralized mortgage obligations	5,442,639	66,570	(4,235)	5,504,974
Public utilities	399,881	59,571	0	459,452
All other corporate bonds	44,318,407	1,610,739	(1,222,713)	44,706,433
	142,487,253	5,883,271	(1,226,948)	147,143,576
Equity securities	11,641,116	183,639	(78,825)	11,745,930
Total	$154,128,369	$6,066,910	$(1,305,773)	$158,889,506

Investment in unconsolidated affiliate	$5,000,000	$188,758	$0	$5,188,758

December 31, 2010	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$74,596,648	$4,427,285	$0	$79,023,933
States, municipalities and political subdivisions	330,000	5,198	0	335,198
Collateralized mortgage obligations	16,170,099	510,840	(6,677)	16,674,262
Public utilities	904,139	82,886	0	987,025
All other corporate bonds	50,947,807	2,320,965	(2,383,242)	50,885,530
	142,948,693	7,347,174	(2,389,919)	147,905,948
Equity securities	13,940,811	39,700	(96,254)	13,884,257
Total	$156,889,504	$7,386,874	$(2,486,173)	$161,790,205

Investment in unconsolidated affiliate	$5,000,000	$137,700	$0	$5,137,700

The fair value of investments with sustained gross unrealized losses at June 30, 2011 and December 31, 2010 are as follows:

June 30, 2011	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Collateralized mortgage obligations	$0	0	$96,687	(4,235)	$96,687	(4,235)
All other corporate bonds	26,541	(757)	1,745,754	(1,221,956)	1,772,295	(1,222,713)
Total fixed maturity	$26,541	(757)	$1,842,441	(1,226,191)	$1,868,982	(1,226,948)

Equity securities	$526,559	(22,041)	$346,389	(56,784)	$872,948	(78,825)

December 31, 2010	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Collateralized mortgage obligations	$0	0	$104,033	(6,677)	$104,033	(6,677)
All other corporate bonds	13,959,305	(413,862)	2,620,277	(1,969,380)	16,579,582	(2,383,242)
Total fixed maturity	$13,959,305	(413,862)	$2,724,310	(1,976,057)	$16,683,615	(2,389,919)

Equity securities	$1,082,748	(96,254)	$0	0	$1,082,748	(96,254)

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

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary.  Based on an evaluation of the issues, including, but not limited to:  intentions to sell or ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover; the length of time and amount of the unrealized loss; and the credit ratings of the issuers of the investments, the Company held ten and six investments as other-than-temporarily impaired at June 30, 2011 and December 31, 2010. Other-than-temporary impairments of $262,067 and $1,478,970 were taken in the first six months of 2011 and during the twelve months ended December 31, 2010, respectively.  The other-than-temporary impairments during 2011 were a mortgage loan impairment as a result of an appraisal valuation as well as several discounted mortgage loans and a foreclosed discounted mortgage loan which were written down to better reflect current expected market values.  The other-than-temporary impairments during 2010 were due to changes in expected future cash flows of investments in stocks as well as in bonds backed by trust preferred securities of banks.  In addition, in 2010, the Company recognized an other-than-temporary impairment in a mortgage loan as a result of its appraisal valuation.  The other-than-temporary impairments are detailed below:

June 30, 2011	Beginning Amortized Cost	OTTI Credit Loss	Ending Amortized Cost	Unrealized Loss	Carrying Value

Hafner & Shugarman Enterprise Loan 2	$151,259	$(51,259)	$100,000	$0	$100,000

Hafner & Shugarman Enterprise Loan 3	$395,742	$(95,742)	$300,000	$0	$300,000

Hafner & Shugarman Enterprise Loan 4	$206,440	$(56,440)	$150,000	$0	$150,000
June 30, 2011	Beginning Amortized Cost	OTTI Credit Loss	Ending Amortized Cost	Unrealized Loss	Carrying Value

Jarvis Development	$769,119	$(39,119)	$730,000	$0	$730,000

HJ Management Corp, Inc. Loan 1	$2,500	$(2,500)	$0	$0	$0

HJ Management Corp, Inc. Loan 2	$3,005	$(3,005)	$0	$0	$0

HJ Management Corp, Inc. Loan 3	$2,949	$(2,949)	$0	$0	$0

HJ Management Corp, Inc. Loan 4	$4,250	$(4,250)	$0	$0	$0

First Pyramid Investment Group Loan 1	$925	$(925)	$0	$0	$0

First Pyramid Investment Group	$17,313	$(5,878)	$11,435	$0	$11,435

December 31, 2010	Beginning Amortized Cost	OTTI Credit Loss	Ending Amortized Cost	Unrealized Loss	Carrying Value

Preferred Term Securities I	$416,157	$(136,935)	$279,222	$(206,924)	$72,298

Preferred Term Securities II	$2,161,808	$(473,319)	$1,688,489	$(1,621,946)	$66,543

Investors Heritage Capital Corp	$618,348	$(215,174)	$403,174	$0	$403,174

Jarvis Development	$858,867	$(128,867)	$730,000	$0	$730,000

SFF Royalty	$1,934,336	$(68,643)	$1,865,693	$0	$1,865,693

Amen Properties, Inc.	$1,628,432	$(456,032)	$1,172,400	$0	$1,172,400

The amortized cost and estimated market value of debt securities at June 30, 2011, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale June 30, 2011	Amortized Cost	Estimated Market Value

Due in one year or less	$0	$0
Due after one year through five years	25,515,285	26,633,118
Due after five years through ten years	31,692,837	34,017,886
Due after ten years	79,836,492	80,987,598
Collateralized mortgage obligations	5,442,639	5,504,974
Total	$142,487,253	$147,143,576

B.	Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the consolidated statements of operations.  Trading securities include exchange-traded equities and exchange-traded equity options.  The fair value of trading securities included in assets was $28,429,912 and $37,029,550 as of June 30, 2011 and December 31, 2010, respectively.  The fair value of trading securities included in liabilities was $(13,315,284) and $(18,429,677) as of June 30, 2011 and December 31, 2010, respectively.  Trading securities’ net unrealized gains were $1,357,344 and $1,803,729 as of June 30, 2011 and December 31, 2010, respectively.  Trading securities carried as liabilities are securities sold short.  A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  Realized gains from trading securities were $1,725,993 and $184,546 for the six and twelve months ended June 30, 2011 and December 31, 2010, respectively. Earnings from trading securities are classified in cash flows from operating activities. Trading revenue charged to net investment income from trading securities was:

	Six Months June 30, 2011	Twelve Months December 31, 2010

Type of Instrument	Net Realized and Unrealized Gains (Losses)	Net Realized and Unrealized Gains (Losses)

Equity	$3,083,337	$1,988,275

C.	Derivatives

As of June 30, 2011, the Company held derivative instruments in the form of exchange-traded equity options.  The Company currently does not designate derivatives as hedging instruments.  Exchange-traded equity options are combined with exchange-traded equity securities in the Company’s trading portfolio, with the primary objective of generating a fair return while reducing risk.  These derivatives are carried at fair value, with unrealized gains and losses recognized in net investment income.  The fair value of derivatives included in trading security assets and trading security liabilities as of June 30, 2011 was $3,389,161 and $(13,315,284), respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2010 was $2,244,478 and $(17,246,957), respectively.  Realized gains (losses) due to derivatives were $925,883 and $(305,247) for the six and twelve months ended June 30, 2011 and December 31, 2010, respectively. Unrealized gains (losses) included in income and trading security assets due to derivatives were $(1,980,985) and $1,579,071 as of June 30, 2011 and December 31, 2010, respectively. Unrealized gains (losses) included in income and trading security liabilities due to derivatives were $4,221,729 and $(3,392,010) as of June 30, 2011 and December 31, 2010, respectively.

D.	Mortgages

The Company held mortgage loans on real estate in the amount of $49,812,941 and $59,935,447 at June 30, 2011 and December 31, 2010, respectively.  Included in the amounts are discounted commercial mortgage loans with a carrying value of $38,150,327 and $47,523,860 at June 30, 2011 and December 31, 2010, respectively.

During the first six months of 2011, the Company acquired $9,648,723 of discounted mortgage loans at a total cost of $5,310,953, representing an average purchase price to outstanding loan of 55.04%.  Additionally, during the first six months of 2011, the Company settled, sold, or had paid off mortgage loans totaling $17,118,063.  The Company also recorded approximately $4,834,000 in income from the discounted mortgage loan activity, including $2,423,029 in discount accruals during the first six months of 2011.  During 2010, the Company acquired $111,258,867 of discounted mortgage loans at a total cost of $36,283,278, representing an average purchase price to outstanding loan of 32.6%.  Additionally, during 2010, the Company settled, sold or had paid off discounted mortgage loans totaling $23,607,100.  During 2010, the Company recorded approximately $12,898,000 in income from the discounted mortgage loan activity, including $7,645,258 in discount accruals.  The Company is currently projecting a very positive return from on-going mortgage loan payments from the discounted commercial mortgage loan portfolio.

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

A mortgage loan reserve is established and adjusted based on management’s quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquired the discounted mortgage loans at below fair value, therefore no reserve for delinquent loans is deemed necessary.  The loan portfolio since purchase is performing very well.  Those loans not currently paying are being vigorously worked by management.  The current discounted commercial mortgage loan portfolio has an average price of 34.5% of face value and management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.  The mortgage loan reserve was $0 at June 30, 2011 and December 31, 2010.

As of June 30, 2011, the Company’s discounted mortgage loan portfolio contained 115 loans with a carrying value of $38,150,327.  The loans’ payment performance since inception is shown as follows:

Payment Frequency	Number of Discounted Loans	Carrying Value

No payments	35	$9,129,773
One-time payment received	15	3,488,814
Irregular payments received	28	15,092,373
Periodic payments received	37	10,439,367
Total	115	$38,150,327

The following table summarizes discounted mortgage loan holdings of the Company:

Category	June 30, 2011	December 31, 2010

In good standing	$7,780,490	$9,665,059
Overdue interest over 90 days	9,479,798	16,192,815
Restructured	9,547,643	4,306,800
In process of foreclosure	11,342,396	17,359,186
Total discounted mortgage loans	$38,150,327	$47,523,860

Total foreclosed discounted mortgage loans	$24,204,102	$8,939,548

At June 30, 2011, the Company has 44 discounted mortgage loans totaling $11,342,396 in the process of foreclosure and 21 discounted mortgage loans totaling $9,547,643 under a repayment plan or restructuring.  At December 31, 2010, the Company had 26 discounted mortgage loans totaling $17,359,186 in the process of foreclosure and 19 discounted mortgage loans totaling $4,306,800 under a repayment plan or restructuring.

During the first six months of 2011, the Company foreclosed on seven discounted mortgage loans with a total carrying value of $12,617,310.  Five foreclosed loans were transferred to real estate and two foreclosed loans are now UG’s majority-owned subsidiaries, Wingate of St. Johns Holding, LLC and Northwest Florida of Okaloosa Holding, LLC.  During 2010, the Company foreclosed on 20 discounted mortgage loans with a total carrying value of $8,939,548.  Of these foreclosures, 17 loans totaling $8,411,458 were transferred to real estate while one loan is now UG’s wholly owned subsidiary, Sand Lake, LLC.  Subsequent to the foreclosures, two foreclosed loans were sold with the Company realizing a gain of $51,949 upon the sale during 2010.

During the first six months of 2011, the Company recognized an other-than-temporary impairment of $39,119 on one of its mortgage loans as a result of a recent appraisal.  In addition, upon further evaluation of several discounted mortgage loans and one foreclosed discounted mortgage loan, the Company’s basis in these investments were written down slightly to better reflect current expected market values.

3.	NOTES PAYABLE

At June 30, 2011 and December 31, 2010, the Company had $13,303,065 and $10,372,239 of long-term debt outstanding, respectively.

On December 8, 2006, UTG borrowed funds from First Tennessee Bank National Association through execution of an $18,000,000 promissory note.  The note is secured by the pledge of 100% of the common stock of UG.  The promissory note carries a variable rate of interest based on the 3 month LIBOR rate plus 180 basis points.  Interest is payable quarterly.  Principal is payable annually beginning at the end of the second year in five installments of $3,600,000. The loan matures on December 7, 2012.  The Company had no borrowings and has made no principal payments during 2011 to date. At June 30, 2011 the outstanding principal balance on this debt was $6,891,411. The next required principal payment on this debt is due in December of 2011.  In July 2011, the Company repaid $1,270,000 on this note.

In addition to the above promissory note, First Tennessee Bank National Association also provided UTG, Inc. with a $5,000,000 revolving credit note.  During 2011 at the renewal of the note, Management decided to increase the note amount from $2,750,000 to $5,000,000 to provide for additional operating liquidity and flexibility for current operations. This note is for a one-year term and may be renewed by consent of both parties.  The credit note is to provide operating liquidity for UTG, Inc. The promissory note carries a variable rate of interest based on the 90 day LIBOR rate plus 2.75 percentage points, but at no time will the rate be less than 3.25%. The collateral held on the above note also secures this credit note.  During 2011, the Company had borrowings of $380,000 and made $440,000 in principal payments.  At June 30, 2011, the outstanding principal balance on this debt was $230,000.  In July 2011, the outstanding principal balance of $230,000 was paid in full.

On April 6, 2011, UTG was extended a credit note from First National Bank of Tennessee in the amount of $5,000,000.  This note is for a one year term and may be renewed by consent of both parties.  The promissory note carries interest at a rate of 4.0%.  During 2011, the Company had borrowings of $5,000,000 against this note.  The funds from this borrowing were used to purchase an investment.  At June 30, 2011, the outstanding principal balance on this debt was $5,000,000.

In November 2007, UG became a member of the Federal Home Loan Bank (“FHLB”).  This membership allows the Company access to additional credit up to a maximum of 50% of the total assets of UG.  To be a member of the FHLB, the Company was required to purchase shares of common stock of FHLB.  Borrowing capacity is based on 50 times each dollar of stock acquired in FHLB above the “base membership” amount.  The Company’s current LOC with the FHLB is $15,000,000.  During 2011, the Company had repayments of $2,000,000 against this LOC. At June 30, 2011 the Company had no outstanding principal balance attributable to this LOC.

In January 2007, UG became a 51% owner of the newly formed RLF Lexington Properties LLC (“Lexington”). The entity was formed to hold, for investment purposes, certain investment real estate acquired. As part of the purchase price of the real estate owned by Lexington, the seller provided financing through the issuance of five promissory notes of $1,200,000 each totaling $6,000,000. The notes bear interest at the fixed rate of 5%. The notes came due beginning on January 5, 2008, and each January 5 thereafter until 2012 when the final note is repaid.  At June 30, 2011 the outstanding principal balance was $914,505.

On February 7, 2007, HPG Acquisitions (“HPG”), a 74% owned affiliate of the Company, borrowed funds from First National Bank of Midland, through execution of a $373,862 promissory note. The note is secured by real estate owned by HPG. The note bears interest at a fixed rate of 5%. The first payment was due January 15, 2008. There will be 119 regular payments of $3,965 followed by one irregular last payment estimated at $44,125. At June 30, 2011, the outstanding principal balance on this debt was $267,149.

The consolidated scheduled principal reductions on the notes payable for the next five years are as follows:

Year	Amount

2011	$3,857,008
2012	9,235,123
2013	31,586
2014	34,154
2015	36,935

4.	SHAREHOLDERS’ EQUITY

A.	Stock Repurchase Program

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of up to $5 million of UTG's common stock.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are made based on the last available market price and are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company.  Through July 2011, UTG has spent $3,632,101 in the acquisition of 486,550 shares under this program.

B.	Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period, retroactively adjusted to give effect to all stock splits, in accordance with ASC 260-10, Earnings Per Share.  At June 30, 2011 and June 30, 2010, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

During 2010, the Company committed to invest up to $2,000,000 in Llano Music, LLC (“Llano”), which invests in music royalties.  Llano does capital calls as funds are needed to acquire the royalty rights.  At June 30, 2011, the Company has $1,702,000 committed that has not been requested by Llano.

6.	OTHER CASH FLOW DISCLOSURES

On a cash basis, the Company paid $84,403 and $166,576 in interest expense during the first six months of 2011 and 2010, respectively.  The Company paid $1,905,000 and $632,298 in federal income tax during the first six months of 2011 and 2010, respectively.

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

8.	COMPREHENSIVE INCOME

Six Months Ended June 30, 2011	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount

Unrealized holding gains during period	$2,901,320	$(1,015,462)	$1,885,858
Less: reclassification adjustment for gains (losses) realized in net income	(2,552,986)	893,545	(1,659,441)
Other comprehensive income (loss)	$348,334	$(121,917)	$226,417

9.	FAIR VALUE MEASUREMENTS

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

The following table presents the level within the hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of June 30, 2011.

	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$81,244,270	$65,899,306	$0	$147,143,576
Equity Securities, available for sale	0	16,934,688	0	16,934,688
Trading Securities	28,429,912	0	0	28,429,912
Total	$109,674,182	$82,833,994	$0	$192,508,176

Liabilities
Trading Securities	$13,315,284	$0	$0	$13,315,284

The financial statements include various estimated fair value information at June 30, 2011 and December 31, 2010, as required by ASC 820.  Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company.

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

The estimated fair values of the Company's financial instruments required to be valued by ASC 820 are as follows:

	June 30, 2011		December 31, 2010
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed maturities available for sale	$147,143,576	$147,143,576	$147,905,948	$147,905,948
Equity securities	11,745,930	11,745,930	13,884,257	13,884,257
Trading securities	28,429,912	28,429,912	37,029,550	37,029,550
Securities of affiliate	5,188,758	5,188,758	5,137,700	5,137,700
Mortgage loans on real estate	11,662,614	11,723,700	12,411,587	12,524,140
Discounted mortgage loans	38,150,327	39,105,560	47,523,860	49,294,797
Policy loans	13,913,044	13,913,044	13,976,019	13,976,019

Liabilities
Notes payable	13,303,065	13,152,089	10,372,239	10,136,433
Trading securities	13,315,284	13,315,284	18,429,677	18,429,677

10.	NEW ACCOUNTING STANDARDS

In June 2011, Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) No. 2011-05 Comprehensive Income (Topic 220) Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this Update should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material impact on its consolidated financial statements.

In May 2011, Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) No. 2011-04 Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this Update are effective prospectively during interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

In April 2011, the FASB issued the ASU No. 2011-03 Transfers and Servicing (Topic 860) Reconsideration of Effective Control for Repurchase Agreements. The amendments in this Update removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not change by the amendments in this Update. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011. The Company does not expect the adoption of ASU 2011-03 to have a material impact on its consolidated financial statements.

In April 2011, the FASB issued the Accounting Standards Update ASU No. 2011-02 Receivables (Topic 310) A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The amendments in this Update give additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The Company does not expect the adoption of ASU 2011-02 to have a material impact on its consolidated financial statements.

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

11.	PROPOSED MERGER

The UTG and ACAP boards of directors have approved a merger proposal of the two entities whereby the shareholders of ACAP would receive shares of UTG in exchange for their current ACAP shares.  ACAP is currently a 73% owned subsidiary of UG.  The merger would reduce the corporate structure and provide certain efficiencies and economies to the Companies.  Conditions of completion of this proposal include, among other things, necessary regulatory approvals and ACAP shareholder approval.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources.  This analysis should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.  The Company reports financial results on a consolidated basis.  The consolidated financial statements include the accounts of UTG and its subsidiaries at June 30, 2011.

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

We believe that these policies were applied in a consistent manner during the first six months of 2011.

Results of Operations

(a)	Revenues

The Company experienced a decrease of approximately $(15,000) in premiums and policy fee revenues, net of reinsurance premiums and policy fees, when comparing the first six months of 2011 to the same period in 2010.  Unless the Company acquires a block of in-force business management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience.

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

Net investment income increased approximately 29% when comparing the first six months of 2011 to the same period in 2010 and increased approximately 14% when comparing second quarter results.  The majority of the increase in investment income is from the Company’s mortgage loan portfolio and trading securities discussed below.  Approximately 44%, or $5,181,000, of investment income is attributable to the mortgage loan portfolio.  Should any of the factors change, such as the ability to acquire additional loans at such a large discount due to increased competition or insufficient supply, the ability of borrowers to settle loans mainly through refinancing, another decline in the overall economy, and other such factors, the performance of this type of investment could abruptly end, directly affecting future net income.  While management believes the current portfolio would remain profitable in another downturn, with no source of new acquisitions of discounted loans, the future profit stream from this activity would be limited.  Alternatively, should the Company need to look at fixed maturities for additional investment if discounted loans were no longer a viable option, the rate of return would be significantly lower given the low interest rate environment also resulting in substantially lower income.

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

During the fourth quarter of 2009, the Company began purchasing discounted commercial mortgage loans.  As of June 30, 2011, the Company held about $111,000,000 of these loans at a total cost of approximately $38,000,000, representing an average purchase price to outstanding loan of about 34%.  During the first six months of the year, the Company has recognized approximately $4,834,000 in income from these loans.  The Company is currently projecting a very positive return from on-going mortgage loan payments from the discounted commercial mortgage loan portfolio.

While management believes the discounted loans will continue to have favorable earnings and outcomes as they are worked through, there can be no assurance this will remain true in future periods.  Changes in the current economy such as an even greater downturn than recently experienced could have a negative impact on the loans, including the financial stability of the borrowers, the borrowers’ ability to pay or to refinance, the value of the property held as collateral and the ability to find purchasers at favorable prices. As such, management has taken a conservative approach with these investments and has classified all discounted mortgage loans held as non-accrual.  In such status, the Company is recording interest income on a cash basis and is recording any accrual of discount on the loans held when realized.  Discount accruals reported were the result of the loan basis already being fully paid.

During 2009, the Company also contributed approximately $20,000,000 to a professionally managed trading account as another way to combat the current low rate environment.  The accounts were established to generate a fair return.  Securities designated as trading are reported at fair value with gains or losses resulting from changes in fair value recognized in net investment income.  Through the first six months of the year, approximately 40%, or $4,714,000, of investment income was due to this trading portfolio.  This type of return should not be expected in future periods.  Volatility should be expected, as well as possible losses.  Management’s target return on these accounts is 8%.

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

The Company had net realized investment gains of $1,659,441 in the first six months of 2011 compared to net realized investment losses of $(261,714) for the same period in 2010.  During the second quarter of 2011, other-than-temporary impairments of approximately $262,000 were taken on several discounted mortgage loans and one foreclosed discounted mortgage loan in order to better reflect current expected market values.  These losses were off-set from realized gains on bond sales.  During the first quarter of 2010, an impairment was recognized on a fixed income investment backed with trust preferred securities of approximately $(477,000).

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

Other income primarily represented revenues received relating to the performance of administrative work as a TPA for unaffiliated life insurance companies, which has remained consistent over the periods presented.  The Company receives monthly fees based on policy in force counts and certain other activity indicators such as number of policies issued.  During 2010, the Company obtained an additional contract for these services, which should provide approximately $300,000 in additional revenues annually.  Administration for this block of business began March 1, 2011.  Management remains committed to the pursuit of additional TPA clients and believes this area continues to show potential for growth.

(b)	Expenses

Life benefits, claims and settlement expenses net of reinsurance benefits and claims, increased $257,909 in the first six months of 2011 compared to the same period in 2010 and increased $36,369 in the second quarter comparison.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.  Overall, reserves continue to increase on in-force policies as the average age of the insured increases.

Commissions and amortization of deferred policy acquisition costs increased approximately $88,000 in the first six months of 2011 compared to the same period in 2010 and decreased approximately $7,000 in the second quarter comparison.  The majority of this number is driven by an AC financial reinsurance agreement.  The earnings on the block of business covered by this agreement are utilized to re-pay the original borrowed amount.  The commission allowance reported each period from this agreement represents the net earnings on the identified policies covered by the agreement in each reporting period.  Results from this agreement included in this line item were approximately $(354,000) and $(256,000) in the first six months of 2011 compared to the same period in 2010.  As financial reinsurance, all financial results relating to this block of business are utilized to repay the outstanding borrowed amount from the reinsurer.  Securities are specifically identified and segregated in a trust account relative to this arrangement.  Should a gain or loss occur on one of these identified securities in the trust account, the results are included in the calculation of the current period financial results of the treaty with the reinsurer.    While the agreement may result in variances in this line item, this arrangement has no material impact on net income.  The overall impact to net income was $7,000 and $12,000 in the first six months of 2011 compared to the same period in 2010.  A liability for the original ceding commission was established at the origination of the agreement and is amortized through this line item as earnings on the block of business are realized.  Another significant factor is attributable to the Company paying fewer commissions since the Company writes very little new business and renewal premiums on existing business continue to decline.  Most of the Company’s agent agreements contained vesting provisions, which provide for continued compensation payments to agents upon their termination subject to certain minimums and often limited to a specific period of time.  Another factor is attributable to normal amortization of the deferred policy acquisition costs asset.  The Company reviews the recoverability of the asset based on current trends and known events compared to the assumptions used in the establishment of the original asset.  No impairments were recorded in any of the periods presented.

Net amortization of cost of insurance acquired decreased approximately 7%, or $47,000, in the first six months of 2011 compared to the same period in 2010 and decreased approximately 7%, or $23,000, in the second quarter comparison.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits.  The Company utilizes a 12% discount rate on the remaining unamortized business.  The interest rates vary due to risk analysis performed at the time of acquisition on the business acquired. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised. Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.

Operating expenses increased approximately 8% in the first six months of 2011 compared to the same period in 2010 and increased approximately 12% in the second quarter comparison.  The increase is mainly attributable to an increase in charitable contributions as a result of the Company’s increased earnings during the first six months of 2011.  Management continues to place significant emphasis on expense monitoring and cost containment.  Maintaining administrative efficiencies directly impacts net income.

Interest expense decreased approximately 23% in the first six months of 2011 compared to the same period in 2010 due to the general decline in interest rates.  The interest rate is variable on the majority of the Company’s debt.

(c)	Net Income

The Company had net income of $4,615,901 in the first six months of 2011 compared to net income of $1,520,491 for the same period in 2010 and net income of $1,255,936 during the second quarter of 2011 compared to net income of $1,185,300 in the same period in 2010.  The net income compared to last year is mainly attributable to higher investment income and realized gains.

Financial Condition

Total shareholders’ equity increased approximately $6,689,000 as of June 30, 2011 compared to December 31, 2010.  The increase is primarily attributable to net income.

Investments represent approximately 74% of total assets at June 30, 2011 and December 31, 2010.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company’s investment portfolio is invested in high quality, low risk investments.

As of June 30, 2011, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments held for sale".  Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.

Liquidity and Capital Resources

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and debt service.  Cash and cash equivalents as a percentage of total assets were approximately 5% and 4% as of June 30, 2011, and December 31, 2010, respectively.  Fixed maturities as a percentage of total assets were approximately 33% and 34% as of June 30, 2011 and December 31, 2010, respectively.

The Company currently has access to funds for operating liquidity.  UTG has a $5,000,000 revolving credit note with First Tennessee Bank National Association.  The revolving credit note was increased at renewal, during 2011, to provide for additional operating liquidity and flexibility for current operations.  On April 6, 2011, UTG was extended a credit note from First National Bank of Tennessee for $5,000,000.  During 2011, the Company had borrowings of $5,000,000 against this note to purchase an investment.  UG is a member of the FHLB which allows UG access to credit.  UG’s current line of credit with the FHLB is $15,000,000.  At June 30, 2011, the Company had $5,230,000 of outstanding borrowings attributable to the lines of credit.

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

Net cash provided by (used in) operating activities was $2,545,816 and $(6,533,609) for the six months ending June 30, 2011 and 2010, respectively.

Net cash used in investing activities was $(2,718,514) and $(20,897,577) for the six month period ending June 30, 2011 and 2010, respectively.  During 2010, more emphasis was placed on the trading securities and discounted mortgage loans.  The Company’s trading portfolio involved frequent activity and also accounted for a large portion of investing activity.  The trading portfolio is designed to provide a reasonable return with an emphasis on risk management.

Net cash provided by (used in) financing activities was $3,158,137 and $(1,728,914) for the six month period ending June 30, 2011 and 2010, respectively.

At June 30, 2011, the Company had $13,303,065 of long-term debt outstanding.  At December 31, 2010, the Company had $10,372,239 of debt outstanding.  The debt is primarily attributable to the acquisition of ACAP at the end of 2006.

UTG is a holding company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on management fees received from its insurance subsidiaries, stockholder dividends from its subsidiaries and earnings received on cash balances.  At June 30, 2011, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries.  The Company's insurance subsidiaries have maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.  No dividends were paid to shareholders in 2010 or the first six months of 2011.

UG is an Ohio domiciled insurance company, which requires five days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory net income or b) 10% of statutory capital and surplus.  At December 31, 2010 UG statutory capital and surplus was $30,442,880.  At December 31, 2010, UG statutory net income was $4,796,439.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid UTG no ordinary dividends during the first six months of 2011.  In July 2011, UG paid UTG ordinary dividends of $1,600,000.

AC is a Texas domiciled insurance company, which requires eleven days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory earnings from operations or b) 10% of statutory surplus.  At December 31, 2010 AC statutory surplus was $8,434,448.  At December 31, 2010, AC statutory earnings from operations was $2,024,641.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  AC paid ACAP ordinary dividends of $600,000 during the first six months of 2011.

Management believes the overall sources of liquidity available will be sufficient to satisfy the Company’s financial obligations.

Accounting Developments

In June 2011, Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) No. 2011-05 Comprehensive Income (Topic 220) Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this Update should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material impact on its consolidated financial statements.

In May 2011, Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) No. 2011-04 Fair Value Measurement (Topic 820) Amendments to Achieve common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this Update are effective prospectively during interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

In April 2011, the FASB issued the ASU No. 2011-03 Transfers and Servicing (Topic 860) Reconsideration of Effective Control for Repurchase Agreements. The amendments in this Update removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not change by the amendments in this Update. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011. The Company does not expect the adoption of ASU 2011-03 to have a material impact on its consolidated financial statements.

In April 2011, the FASB issued the Accounting Standards Update ASU No. 2011-02 Receivables (Topic 310) A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The amendments in this Update give additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The Company does not expect the adoption of ASU 2011-02 to have a material impact on its consolidated financial statements.

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

Interest rate risk

The Company’s exposure to interest rate changes results from a significant holding of fixed maturity investments and mortgage loans on real estate, all of which comprised approximately 60% of the investment portfolio as of June 30, 2011. These investments are mainly exposed to changes in treasury rates.  The fixed maturities investments include U.S. government bonds, securities issued by government agencies, mortgage-backed bonds and corporate bonds.  Approximately 65% of the fixed maturities owned at June 30, 2011 are instruments of the United States government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government.

To manage interest rate risk, the Company performs periodic projections of asset and liability cash flows to evaluate the potential sensitivity of the investments and liabilities.  Management assesses interest rate sensitivity with respect to the available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward 100-basis point shifts in the prevailing interest rates.  The following tables set forth the potential amount of unrealized gains (losses) that could be caused by 100-basis point upward and downward shifts on the available-for-sale fixed maturities investments as of June 30, 2011:

Decrease in Interest Rates		Increase in Interest Rates

200 Basis Points	100 Basis Points	100 Basis Points	200 Basis Points
$ 36,933,000	$ 16,922,000	$ (14,126,000)	$ (26,044,000)

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

At June 30, 2011, $28,429,912 of assets and $(13,315,284) of liabilities were classified as trading instruments carried at fair value.  Included in these amounts are derivative investments with a fair value of $3,389,161 and $(13,315,283) in trading security assets and trading security liabilities, respectively.  At December 31, 2010, $37,029,550 of assets and $(18,429,677) of liabilities were classified as trading instruments carried at fair value.  Included in these amounts are derivative investments with a fair value of $2,244,478 and $(17,246,957) in trading security assets and trading security liabilities, respectively.

The Company had no capital lease obligations, material operating lease obligations or purchase obligations outstanding as of June 30, 2011.

The Company currently has $13,303,065 of debt outstanding.

Equity risk

Equity risk is the risk that the Company will incur economic losses due to adverse fluctuations in a particular stock.  As of June 30, 2011 and December 31, 2010, the fair value of our equity securities classified as available for sale was $11,745,930 and $13,884,257, respectively.  As of June 30, 2011, a 10% decline in the value of the equity securities would result in an unrealized loss of $1,174,593, as compared to an estimated unrealized loss of $1,388,426 as of December 31, 2010.  The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by the Company of future market events, but rather as an illustration of the potential impact of such an event.

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

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS.

EXHIBITS

Exhibit Number	Description

31.1	Certification of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 302
31.2	Certification of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 302
32.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to 18 U.S.C. Section 1350
32.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to 18 U.S.C. Section 1350
99.1	Additional Exhibits
101	XBRL Interactive Data File

REPORTS ON FORM 8-K
The Company filed an 8-K Form on March 17, 2011 relating to other events.
The Company filed an 8-K Form on June 15, 2011 relating to corporate governance and management.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTG, INC.
(Registrant)

Date:	August 11, 2011	By	/s/ James P. Rousey
James P. Rousey
President, and Director

Date:	August 11, 2011	By	/s/ Theodore C. Miller
Theodore C. Miller
Senior Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 302
31.2	Certification of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 302
32.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to 18 U.S.C. Section 1350
32.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to 18 U.S.C. Section 1350
99.1	Additional Exhibits
101	XBRL Interactive Date File