Form 10-Q/A
period 2011-06-30
UTG INC
filed 2011-09-15
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment 1)

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

The June 30, 2011 Form 10Q of the Registrant is being amended to include in Item 6, Exhibits and Reports on Form 8-K as Exhibit 101 the filings relative to the new XBRL format information.

ITEM 6.  EXHIBITS.

EXHIBITS

Exhibit Number	Description

101	XBRL Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTG, INC.
(Registrant)

Date:	September 15, 2011	By	/s/ James P. Rousey
James P. Rousey
President, and Director

Date:	September 15, 2011	By	/s/ Theodore C. Miller
Theodore C. Miller
Senior Vice President
and Chief Financial Officer