Form 10-Q
period 2011-09-30
UTG INC
filed 2011-11-14
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s common stock as of October 27, 2011, was 3,806,916.

UTG, INC. AND SUBSIDIARIES
(The “Company”)

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION………………………...	3
ITEM 1. FINANCIAL STATEMENTS...……………………………………………………………………………..……................................................................................................................................	3
Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010………….……..…..............................................................................................................................	3
Condensed Consolidated Statements of Income for the nine months ended September 30, 2011 and 2010……………………………………………………………………………………......…...............................................................................................................................	4
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the nine months ended September 30, 2011…..………..……………………………………………………......................................................................................................................................	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010………………………………………………………………………..........…...............................................................................................................................................	6
Notes to Condensed Consolidated Financial Statements………………………..…………………………….…….................................................................................................................................	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS…………………………………..………………………………………………….…….......................................................................................................................................	19
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.…………………..……..............................................................................................................................	26
ITEM 4. CONTROLS AND PROCEDURES..…………………………………………………………….…………….......................................................................................................................................	27
PART II. OTHER INFORMATION…..……………………….……………………………………………………………..................................................................................................................................	27
ITEM 1. LEGAL PROCEEDINGS…………………………………………………………….………………………….......................................................................................................................................	27
ITEM 1A. RISK FACTORS………………………………………………………………………………………………......................................................................................................................................	27
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS………………...…….........................................................................................................................................	28
ITEM 3. DEFAULTS UPON SENIOR SECURITIES…………………………………………………………………........................................................................................................................................	28
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS………………………………….......................................................................................................................................	28
ITEM 5. OTHER INFORMATION...……………………………………………………………………………………......................................................................................................................................	28
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...……………………………………………………………….......................................................................................................................................	28
SIGNATURES...………………………………………………………………………………………………………………...................................................................................................................................	29
EXHIBIT INDEX...………………………………………………………………………………………………………….......................................................................................................................................	30

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

UTG, Inc.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

ASSETS

	September 30,	December 31,
	2011	2010*
Investments:
Investments available for sale:
Fixed maturities, at market (amortized cost $139,310,359 and $142,948,693)	$164,584,563	$147,905,948
Equity securities, at market (cost $11,364,513 and $13,940,811)	11,505,527	13,884,257
Trading securities, at market (cost $12,756,934 and $34,183,252)	28,964,240	37,029,550
Mortgage loans on real estate at amortized cost	9,428,177	12,411,587
Discounted mortgage loans on real estate at cost	34,852,205	47,523,860
Investment real estate, at cost, net of accumulated depreciation	76,404,217	53,148,755
Policy loans	13,359,801	13,976,019
Total investments	339,098,730	325,879,976

Cash and cash equivalents	31,625,598	18,483,452
Investment in unconsolidated affiliate, at fair value (cost $5,000,000 and $5,000,000)	5,188,758	5,137,700
Accrued investment income	1,238,115	1,609,425
Reinsurance receivables:
Future policy benefits	65,048,489	67,033,539
Policy claims and other benefits	4,683,442	4,446,940
Cost of insurance acquired	13,154,020	14,077,281
Deferred policy acquisition costs	505,439	556,958
Property and equipment, net of accumulated depreciation	1,558,317	1,478,935
Income taxes receivable	1,366,502	0
Other assets	2,646,494	2,883,893
Total assets	$466,113,904	$441,588,099

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$302,418,698	$307,509,531
Policy claims and benefits payable	3,411,917	3,588,914
Other policyholder funds	689,566	810,062
Dividend and endowment accumulations	14,143,186	14,190,946
Income taxes payable	0	209,888
Deferred income taxes	18,711,594	13,381,278
Notes payable	12,026,955	10,372,239
Trading securities, at market (proceeds $8,717,283 and $17,387,108)	24,533,489	18,429,677
Other liabilities	10,349,074	7,967,807
Total liabilities	386,284,479	376,460,342

Shareholders' equity:
Common stock - no par value, stated value $.001 per share, authorized 7,000,000 shares - 3,806,916 and 3,848,079 shares issued and outstanding after deducting treasury shares of 488,092 and 446,929	3,806	3,848
Additional paid-in capital	40,989,396	41,432,636
Retained earnings	6,263,813	6,335,072
Accumulated other comprehensive income	16,631,901	3,679,684
Total UTG shareholders' equity	63,888,916	51,451,240
Noncontrolling interest	15,940,509	13,676,517
Total shareholders' equity	79,829,425	65,127,757
Total liabilities and shareholders' equity	$466,113,904	$441,588,099

* Balance sheet audited at December 31, 2010.
  See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Revenues:
Premiums and policy fees	$3,367,828	$3,624,202	$10,769,842	$11,657,549
Ceded Reinsurance premiums and policy fees	(1,150,510)	(974,729)	(2,981,483)	(3,422,264)
Net investment income (loss)	(4,055,513)	9,659,148	7,811,063	19,118,312
Other income	519,190	443,638	1,520,894	1,382,991
Revenues before realized gains (losses)	(1,319,005)	12,752,259	17,120,316	28,736,588
Realized investment gains (losses), net:
Other-than-temporary impairments	0	0	(262,067)	(477,386)
Other realized investment gains, net	562,447	267,014	2,483,955	221,631
Total realized investment gains (losses), net	562,447	267,014	2,221,888	(255,755)
Total revenues	(756,558)	13,019,273	19,342,204	28,480,833

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	6,090,616	5,625,387	15,866,565	17,499,942
Ceded Reinsurance benefits and claims	(1,398,015)	(1,706,105)	(2,908,849)	(5,575,737)
Annuity	282,967	206,598	806,508	704,659
Dividends to policyholders	109,097	120,135	400,882	439,683
Commissions and amortization of deferred policy acquisition costs	(246,563)	(328,382)	(678,392)	(672,567)
Amortization of cost of insurance acquired	307,753	331,182	923,261	993,548
Operating expenses	1,635,300	1,927,023	5,766,102	5,746,809
Interest expense	99,300	77,289	239,263	258,566
Total benefits and other expenses	6,880,455	6,253,127	20,415,340	19,394,903

Income (loss) before income taxes	(7,637,013)	6,766,146	(1,073,136)	9,085,930
Income tax (expense) benefit	2,345,119	(1,736,233)	961,408	(2,282,970)

Net income (losses)	(5,291,894)	5,029,913	(111,728)	6,802,960

Net income (loss) attributable to noncontrolling interest	604,734	(370,394)	40,469	(622,950)

Net income (losses) attributable to common shareholders'	$(4,687,160)	$4,659,519	$(71,259)	$6,180,010

Amounts attributable to common shareholders':
Basic income per share	$(1.23)	$1.20	$(0.02)	$1.60

Diluted income per share	$(1.23)	$1.20	$(0.02)	$1.60

Basic weighted average shares outstanding	3,807,430	3,872,743	3,815,602	3,865,676

Diluted weighted average shares outstanding	3,807,430	3,872,743	3,815,602	3,865,676

 See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income
(Unaudited)

Period ended September 30, 2011	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity	Comprehensive Income

Balance at January 1, 2011	$3,848	$41,432,636	$6,335,072	$3,679,684	$13,676,517	$65,127,757	$0
Common stock issued during year	0	0	0	0	0	0	0
Treasury shares acquired and retired	(42)	(443,240)	0	0	0	(443,282)	0
Net income attributable to common shareholders	0	0	(71,259)	0	0	(71,259)	(71,259)
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	12,952,217	0	12,952,217	12,952,217
Contributions	0	0	0	0	0	0	0
Distributions	0	0	-	0	0	-	0
Gain attributable to noncontrolling interest	0	0	0	0	2,263,992	2,263,992	0
Balance at September 30, 2011	$3,806	$40,989,396	$6,263,813	$16,631,901	$15,940,509	$79,829,425	$12,880,958

See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2011	2010

Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$(71,259)	$6,180,010
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization (accretion) of investments	(3,195,015)	89,854
Realized investment (gains) losses, net	(2,221,888)	255,755
Unrealized trading (gains) loss included in income	1,412,630	(1,948,042)
Amortization of deferred policy acquisition costs	51,519	71,426
Amortization of cost of insurance acquired	923,261	993,548
Depreciation	1,048,126	974,374
Net income (loss) attributable to noncontrolling interest	(40,469)	622,950
Charges for mortality and administration of universal life and annuity products	(5,547,734)	(5,815,192)
Interest credited to account balances	3,915,979	3,990,800
Change in accrued investment income	371,310	361,479
Change in reinsurance receivables	1,748,548	1,711,615
Change in policy liabilities and accruals	(3,856,527)	(3,739,909)
Change in income taxes receivable/payable	(3,260,867)	1,530,805
Change in other assets and liabilities, net	2,358,592	3,512,369
Net cash provided by (used in) operating activities	(6,363,794)	8,791,842

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	130,999,311	21,589,727
Equity securities available for sale	3,231,410	728,830
Trading securities	14,209,807	119,229,039
Mortgage loans	2,984,255	12,988,130
Discounted mortgage loans	10,288,755	17,622,637
Real estate	9,921,610	2,234,784
Policy loans	3,478,803	2,584,784
Short-term investments	0	700,000
Total proceeds from investments sold and matured	175,113,951	177,677,931
Cost of investments acquired:
Fixed maturities available for sale	(125,182,803)	(21,844,183)
Equity securities available for sale	(781,307)	(1,110,445)
Trading securities	(4,641,579)	(131,279,792)
Mortgage loans	(846)	(2,459,814)
Discounted mortgage loans	(10,378,446)	(34,075,757)
Real estate	(12,431,325)	(1,415,023)
Policy loans	(2,862,585)	(2,394,625)
Total cost of investments acquired	(156,278,891)	(194,579,639)
Purchase of property and equipment	(204,475)	(72,291)
Net cash provided by (used in) investing activities	18,630,585	(16,973,999)

Cash flows from financing activities:
Policyholder contract deposits	4,743,069	5,083,206
Policyholder contract withdrawals	(4,690,873)	(4,760,813)
Proceeds from notes payable/line of credit	5,613,000	0
Payments of principal on notes payable/line of credit	(3,958,284)	(4,536,333)
Purchase of treasury stock	(443,282)	(172,625)
Distributions to minority interests of consolidated subsidiaries	(388,275)	(517,390)
Net cash provided by (used in) financing activities	875,355	(4,903,955)

Net increase (decrease) in cash and cash equivalents	13,142,146	(13,086,112)
Cash and cash equivalents at beginning of period	18,483,452	37,492,843
Cash and cash equivalents at end of period	$31,625,598	$24,406,731

See accompanying notes.

UTG, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At September 30, 2011, Mr. Correll owns or controls directly and indirectly approximately 60.6% of UTG’s outstanding stock.

2.	INVESTMENTS

A.	Available for Sale Securities – Fixed Maturity and Equity Securities

As of September 30, 2011 and December 31, 2010, fixed maturities available for sale represented 49% and 45% of total invested assets. The Company’s insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, and the Company’s business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and other high quality low risk investments.

At September 30, 2011, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  The Company has identified securities it may sell and classified them as “investments available for sale”.  Investments available for sale are carried at market, with changes in market value directly recorded to shareholders’ equity.

The amortized cost and estimated market values of investments in securities including investments held for sale are as follows:

September 30, 2011	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$92,073,493	$21,969,563	$0	$114,043,056
States, municipalities and political subdivisions	250,000	3,573	0	253,573
Collateralized mortgage obligations	2,274,326	24,579	(6,666)	2,292,239
Public utilities	399,884	86,240	0	486,124
All other corporate bonds	44,312,656	4,093,457	(896,542)	47,509,571
	139,310,359	26,177,412	(903,208)	164,584,563
Equity securities	11,364,513	255,735	(114,721)	11,505,527
Total	$150,674,872	$26,433,147	$(1,017,929)	$176,090,090

Investment in unconsolidated affiliate	$5,000,000	$188,758	$0	$5,188,758

December 31, 2010	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$74,596,648	$4,427,285	$0	$79,023,933
States, municipalities and political subdivisions	330,000	5,198	0	335,198
Collateralized mortgage obligations	16,170,099	510,840	(6,677)	16,674,262
Public utilities	904,139	82,886	0	987,025
All other corporate bonds	50,947,807	2,320,965	(2,383,242)	50,885,530
	142,948,693	7,347,174	(2,389,919)	147,905,948
Equity securities	13,940,811	39,700	(96,254)	13,884,257
Total	$156,889,504	$7,386,874	$(2,486,173)	$161,790,205

Investment in unconsolidated affiliate	$5,000,000	$137,700	$0	$5,137,700

The fair value of investments with sustained gross unrealized losses at September 30, 2011 and December 31, 2010 are as follows:

September 30, 2011	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Collateralized mortgage obligations	$0	0	$94,198	(6,666)	$94,198	(6,666)
All other corporate bonds	27,067	(231)	2,070,458	(896,311)	2,097,525	(896,542)
Total fixed maturity	$27,067	(231)	$2,164,656	(902,977)	$2,191,723	(903,208)

Equity securities	$2,074,770	(57,937)	$346,389	(56,784)	$2,421,159	(114,721)

December 31, 2010	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Collateralized mortgage obligations	$0	0	$104,033	(6,677)	$104,033	(6,677)
All other corporate bonds	13,959,305	(413,862)	2,620,277	(1,969,380)	16,579,582	(2,383,242)
Total fixed maturity	$13,959,305	(413,862)	$2,724,310	(1,976,057)	$16,683,615	(2,389,919)

Equity securities	$1,082,748	(96,254)	$0	0	$1,082,748	(96,254)

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

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary.  Based on an evaluation of the issues, including, but not limited to:  intentions to sell or ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover; the length of time and amount of the unrealized loss; and the credit ratings of the issuers of the investments, the Company held ten and six investments as other-than-temporarily impaired at September 30, 2011 and December 31, 2010. Other-than-temporary impairments of $262,067 and $1,478,970 were taken in the first nine months of 2011 and during the twelve months ended December 31, 2010, respectively.  The other-than-temporary impairments during 2011 were a mortgage loan impairment as a result of an appraisal valuation as well as several discounted mortgage loans and a foreclosed discounted mortgage loan which were written down to better reflect current expected market values.  The other-than-temporary impairments during 2010 were due to changes in expected future cash flows of investments in stocks as well as in bonds backed by trust preferred securities of banks.  In addition, in 2010, the Company recognized an other-than-temporary impairment in a mortgage loan as a result of its appraisal valuation.  The other-than-temporary impairments are detailed below:

September 30, 2011	Beginning Amortized Cost	OTTI Credit Loss	Ending Amortized Cost	Unrealized Loss	Carrying Value

Hafner & Shugarman Enterprise Loan 2	$51,259	$(51,259)	$0	$0	$0

Hafner & Shugarman Enterprise Loan 3	$220,415	$(95,742)	$124,673	$0	$124,673

Hafner & Shugarman Enterprise Loan 4	$56,440	$(56,440)	$0	$0	$0

Jarvis Development	$769,119	$(39,119)	$730,000	$0	$730,000

HJ Management Corp, Inc. Loan 1	$2,500	$(2,500)	$0	$0	$0

HJ Management Corp, Inc. Loan 2	$3,005	$(3,005)	$0	$0	$0

HJ Management Corp, Inc. Loan 3	$2,949	$(2,949)	$0	$0	$0

HJ Management Corp, Inc. Loan 4	$4,250	$(4,250)	$0	$0	$0

September 30, 2011	Beginning Amortized Cost	OTTI Credit Loss	Ending Amortized Cost	Unrealized Loss	Carrying Value

First Pyramid Investment Group Loan 1	$925	$(925)	$0	$0	$0

First Pyramid Investment Group	$17,313	$(5,878)	$11,435	$0	$11,435

December 31, 2010	Beginning Amortized Cost	OTTI Credit Loss	Ending Amortized Cost	Unrealized Loss	Carrying Value

Preferred Term Securities I	$416,157	$(136,935)	$279,222	$(206,924)	$72,298

Preferred Term Securities II	$2,161,808	$(473,319)	$1,688,489	$(1,621,946)	$66,543

Investors Heritage Capital Corp	$618,348	$(215,174)	$403,174	$0	$403,174

Jarvis Development	$858,867	$(128,867)	$730,000	$0	$730,000

SFF Royalty	$1,934,336	$(68,643)	$1,865,693	$0	$1,865,693

Amen Properties, Inc.	$1,628,432	$(456,032)	$1,172,400	$0	$1,172,400

The amortized cost and estimated market value of debt securities at September 30, 2011, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale September 30, 2011	Amortized Cost	Estimated Market Value

Due in one year or less	$0	$0
Due after one year through five years	26,498,940	28,363,024
Due after five years through ten years	24,397,733	28,083,790
Due after ten years	86,139,360	105,845,509
Collateralized mortgage obligations	2,274,326	2,292,240
Total	$139,310,359	$164,584,563

B.	Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the consolidated statements of operations.  Trading securities include exchange-traded equities, exchange-traded options, and exchange-traded futures.  The fair value of trading securities included in assets was $28,964,240 and $37,029,550 as of September 30, 2011 and December 31, 2010, respectively.  The fair value of trading securities included in liabilities was $(24,533,489) and $(18,429,677) as of September 30, 2011 and December 31, 2010, respectively.  Trading securities’ net unrealized gains were $391,099 and $1,803,729 as of September 30, 2011 and December 31, 2010, respectively.  Trading securities carried as liabilities are securities sold short.  A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  Realized gains (losses) from trading securities were $(3,192,293) and $184,546 for the nine and twelve months ended September 30, 2011 and December 31, 2010, respectively. Earnings from trading securities are classified in cash flows from operating activities. Trading revenue charged to net investment income from trading securities was:

Nine Months September 30, 2011	Twelve Months December 31, 2010

Net Realized and Unrealized Gains (Losses)	Net Realized and Unrealized Gains (Losses)

$(4,604,923)	$1,988,275

C.	Derivatives

As of September 30, 2011, the Company held derivative instruments in the form of exchange-traded options and exchange-traded futures.  The Company currently does not designate derivatives as hedging instruments.  Exchange-traded options and futures are combined with exchange-traded equity securities in the Company’s trading portfolio, with the primary objective of generating a fair return while reducing risk.  These derivatives are carried at fair value, with unrealized gains and losses recognized in net investment income.  The fair value of derivatives included in trading security assets and trading security liabilities as of September 30, 2011 was $23,181,473 and $(23,276,189), respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2010 was $2,244,478 and $(17,246,957), respectively.  Realized gains (losses) due to derivatives were $(2,260,208) and $(305,247) for the nine and twelve months ended September 30, 2011 and December 31, 2010, respectively. Unrealized gains included in income and trading security assets due to derivatives were $18,368,566 and $1,579,071 as of September 30, 2011 and December 31, 2010, respectively. Unrealized gains (losses) included in income and trading security liabilities due to derivatives were $(15,659,089) and $(3,392,010) as of September 30, 2011 and December 31, 2010, respectively.

D.	Mortgages

The Company held mortgage loans on real estate in the amount of $44,280,382 and $59,935,447 at September 30, 2011 and December 31, 2010, respectively.  Included in the amounts are discounted commercial mortgage loans with a carrying value of $34,852,205 and $47,523,860 at September 30, 2011 and December 31, 2010, respectively.

During the first nine months of 2011, the Company acquired $62,602,810 of discounted mortgage loans at a total cost of $6,673,601, representing an average purchase price to outstanding loan of 10.66%.  Additionally, during the first nine months of 2011, the Company settled, sold, or had paid off mortgage loans totaling $23,013,435.  The Company also recorded approximately $6,431,428 in income from the discounted mortgage loan activity, including $3,177,359 in discount accruals during the first nine months of 2011.  During 2010, the Company acquired $111,258,867 of discounted mortgage loans at a total cost of $36,283,278, representing an average purchase price to outstanding loan of 32.6%.  Additionally, during 2010, the Company settled, sold or had paid off discounted mortgage loans totaling $23,607,100.  During 2010, the Company recorded approximately $12,898,000 in income from the discounted mortgage loan activity, including $7,645,258 in discount accruals.  The Company is currently projecting a very positive return from on-going mortgage loan payments from the discounted commercial mortgage loan portfolio.

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

A mortgage loan reserve is established and adjusted based on management’s quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquired the discounted mortgage loans at below fair value, therefore no reserve for delinquent loans is deemed necessary.  The loan portfolio since purchase is performing very well.  Those loans not currently paying are being vigorously worked by management.  The current discounted commercial mortgage loan portfolio has an average price of 32.9% of face value and management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.  The mortgage loan reserve was $0 at September 30, 2011 and December 31, 2010.

As of September 30, 2011, the Company’s discounted mortgage loan portfolio contained 108 loans with a carrying value of $34,852,205.  The loans’ payment performance since inception is shown as follows:

Payment Frequency	Number of Discounted Loans	Carrying Value

No payments	35	$5,298,930
One-time payment received	9	1,284,068
Irregular payments received	32	10,902,651
Periodic payments received	32	17,366,556
Total	108	$34,852,205

The following table summarizes discounted mortgage loan holdings of the Company:

Category	September 30, 2011	December 31, 2010

In good standing	$7,552,563	$9,665,059
Overdue interest over 90 days	11,568,404	16,192,815
Restructured	7,521,483	4,306,800
In process of foreclosure	8,209,755	17,359,186
Total discounted mortgage loans	$34,852,205	$47,523,860

Total foreclosed discounted mortgage loans	$22,425,377	$8,939,548

During the first nine months of 2011, the Company foreclosed on thirteen discounted mortgage loans with a total carrying value of $15,682,516.  Six foreclosed loans were transferred to real estate and seven were transferred to other invested assets.  Two of the foreclosed loans are now UG’s majority-owned subsidiaries, Wingate of St. Johns Holding, LLC and Northwest Florida of Okaloosa Holding, LLC.  Six of the discounted loans that were transferred to real estate during 2010 and 2011 were sold during the first nine months of 2011 resulting in a net gain of $445,602.  During 2010, the Company foreclosed on 20 discounted mortgage loans with a total carrying value of $8,939,548.  Of these foreclosures, 17 loans totaling $8,411,458 were transferred to real estate while one loan is now UG’s wholly owned subsidiary, Sand Lake, LLC.  Subsequent to the foreclosures, two foreclosed loans were sold with the Company realizing a gain of $51,949 upon the sale during 2010.

During the first nine months of 2011, the Company recognized other-than-temporary impairments of $262,066 on ten of its mortgage loans as a result of recent appraisals and management’s assessment of fair value.

3.	NOTES PAYABLE

At September 30, 2011 and December 31, 2010, the Company had $12,026,955 and $10,372,239 of long-term debt outstanding, respectively.

On December 8, 2006, UTG borrowed funds from First Tennessee Bank National Association through execution of an $18,000,000 promissory note.  The note is secured by the pledge of 100% of the common stock of UG.  The promissory note carries a variable rate of interest based on the 3 month LIBOR rate plus 180 basis points.  Interest is payable quarterly.  Principal is payable annually beginning at the end of the second year in five installments of $3,600,000. The loan matures on December 7, 2012.  The Company had no borrowings during 2011 to date. At September 30, 2011 the outstanding principal balance on this debt was $5,621,411. The next required principal payment on this debt is due in December of 2011.  In July 2011, the Company repaid $1,270,000 on this note.

In addition to the above promissory note, First Tennessee Bank National Association also provided UTG, Inc. with a $5,000,000 revolving credit note.  During 2011 at the renewal of the note, Management decided to increase the note amount from $2,750,000 to $5,000,000 to provide for additional operating liquidity and flexibility for current operations. This note is for a one-year term and may be renewed by consent of both parties.  The credit note is to provide operating liquidity for UTG, Inc. The promissory note carries a variable rate of interest based on the 90 day LIBOR rate plus 2.75 percentage points, but at no time will the rate be less than 3.25%. The collateral held on the above note also secures this credit note.  During 2011, the Company had borrowings of $613,000 and made $670,000 in principal payments.  At September 30, 2011, the outstanding principal balance on this debt was $233,000.

On April 6, 2011, UTG was extended a credit note from First National Bank of Tennessee in the amount of $5,000,000.  This note is for a one year term and may be renewed by consent of both parties.  The promissory note carries interest at a rate of 4.0%.  During 2011, the Company had borrowings of $5,000,000 against this note.  The funds from this borrowing were used to purchase an investment.  At September 30, 2011, the outstanding principal balance on this debt was $5,000,000.

In November 2007, UG became a member of the Federal Home Loan Bank (“FHLB”).  This membership allows the Company access to additional credit up to a maximum of 50% of the total assets of UG.  To be a member of the FHLB, the Company was required to purchase shares of common stock of FHLB.  Borrowing capacity is based on 50 times each dollar of stock acquired in FHLB above the “base membership” amount.  The Company’s current LOC with the FHLB is $15,000,000.  During 2011, the Company had repayments of $2,000,000 against this LOC. At September 30, 2011 the Company had no outstanding principal balance attributable to this LOC.

In January 2007, UG became a 51% owner of the newly formed RLF Lexington Properties LLC (“Lexington”). The entity was formed to hold, for investment purposes, certain investment real estate acquired. As part of the purchase price of the real estate owned by Lexington, the seller provided financing through the issuance of five promissory notes of $1,200,000 each totaling $6,000,000. The notes bear interest at the fixed rate of 5%. The notes came due beginning on January 5, 2008, and each January 5 thereafter until 2012 when the final note is repaid.  At September 30, 2011 the outstanding principal balance was $914,505.

On February 7, 2007, HPG Acquisitions (“HPG”), a 74% owned affiliate of the Company, borrowed funds from First National Bank of Midland, through execution of a $373,862 promissory note. The note is secured by real estate owned by HPG. The note bears interest at a fixed rate of 5%. The first payment was due January 15, 2008. There will be 119 regular payments of $3,965 followed by one irregular last payment estimated at $44,125. At September 30, 2011, the outstanding principal balance on this debt was $258,039.

The consolidated scheduled principal reductions on the notes payable for the next five years are as follows:

Year	Amount

2011	$2,580,898
2012	9,235,123
2013	31,586
2014	34,154
2015	36,935

4.	SHAREHOLDERS’ EQUITY

A.	Stock Repurchase Program

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of up to $5 million of UTG's common stock.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are made based on the last available market price and are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company.  Through September 2011, UTG has spent $3,650,524 in the acquisition of 488,092 shares under this program.

B.	Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period, retroactively adjusted to give effect to all stock splits, in accordance with ASC 260-10, Earnings Per Share.  At September 30, 2011 and September 30, 2010, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

During 2010, the Company committed to invest up to $2,000,000 in Llano Music, LLC (“Llano”), which invests in music royalties.  Llano does capital calls as funds are needed to acquire the royalty rights.  At September 30, 2011, the Company has $1,646,000 committed that has not been requested by Llano.

6.	OTHER CASH FLOW DISCLOSURES

On a cash basis, the Company paid $230,840 and $247,122 in interest expense during the first nine months of 2011 and 2010, respectively.  The Company paid $2,299,459 and $752,298 in federal income tax during the first nine months of 2011 and 2010, respectively.
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

8.	COMPREHENSIVE INCOME
Nine Months Ended September 30, 2011	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount

Unrealized holding gains during period	$23,344,777	$(8,170,672)	$15,174,105
Less: reclassification adjustment for gains (losses) realized in net income	(3,418,289)	1,196,401	(2,221,888)
Other comprehensive income (loss)	$19,926,488	$(6,974,271)	$12,952,217

9.	FAIR VALUE MEASUREMENTS

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

The following table presents the level within the hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of September 30, 2011.

	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$97,359,069	$67,225,494	$0	$164,584,563
Equity Securities, available for sale	0	16,694,285	0	16,694,285
Trading Securities	28,964,240	0	0	28,964,240
Total	$126,323,309	$83,919,779	$0	$210,243,088

	Level 1	Level 2	Level 3	Total

Liabilities
Trading Securities	$24,533,489	$0	$0	$24,533,489

The financial statements include various estimated fair value information at September 30, 2011 and December 31, 2010, as required by ASC 820.  Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company.

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

(c)  Trading securities

Securities designated as trading securities are reported at fair value using market quotes, with gains or losses resulting from changes in fair value recognized in earnings.  Trading securities include exchange-traded equities, exchange-traded equity long and short options, and exchange-traded equity long and short futures.

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

The estimated fair values of the Company's financial instruments required to be valued by ASC 820 are as follows:

	September 30, 2011		December 31, 2010
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed maturities available for sale	$164,584,563	$164,584,563	$147,905,948	$147,905,948
Equity securities	11,505,527	11,505,527	13,884,257	13,884,257
Trading securities	29,964,240	28,964,240	37,029,550	37,029,550
Securities of affiliate	5,188,758	5,188,758	5,137,700	5,137,700
Mortgage loans on real estate	9,428,177	9,441,811	12,411,587	12,524,140
Discounted mortgage loans	34,852,205	34,852,205	47,523,860	47,523,860
Policy loans	13,359,801	13,359,801	13,976,019	13,976,019

Liabilities
Notes payable	12,026,955	11,876,201	10,372,239	10,136,433
Trading securities	24,533,489	24,533,489	18,429,677	18,429,677

10.	NEW ACCOUNTING STANDARDS

In September 2011, Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) No. 2011-08 Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment. Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9.  Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-08 to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued the ASU No. 2011-05 Comprehensive Income (Topic 220) Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this Update should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material impact on its consolidated financial statements.

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

In April 2011, the FASB issued the ASU No. 2011-03 Transfers and Servicing (Topic 860) Reconsideration of Effective Control for Repurchase Agreements. The amendments in this Update removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011. The Company does not expect the adoption of ASU 2011-03 to have a material impact on its consolidated financial statements.

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

The UTG and ACAP boards of directors have approved a merger proposal of the two entities whereby the shareholders of ACAP would receive shares of UTG in exchange for their current ACAP shares.  ACAP is currently a 73% owned subsidiary of UG.  The merger would reduce the corporate structure and provide certain efficiencies and economies to the Companies.  If the merger is completed, ACAP shareholders, other than UTG or UG, will have the right to receive 233 shares of UTG common stock for each share of ACAP common stock they own at closing. Based on the number of shares of ACAP common stock outstanding on the record date of the ACAP shareholder meeting, UTG expects to issue 179,876 shares of UTG common stock to ACAP shareholders in the merger.  All necessary regulatory approvals have been received.  Completion of this proposal is dependent on ACAP shareholder approval.  A special meeting of the ACAP shareholders is scheduled for November 9, 2011 to vote on the merger proposal.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources.  This analysis should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.  The Company reports financial results on a consolidated basis.  The consolidated financial statements include the accounts of UTG and its subsidiaries at September 30, 2011.

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

We believe that these policies were applied in a consistent manner during the first nine months of 2011.

Results of Operations

(a)	Revenues

The Company experienced a decrease of approximately $(447,000) in premiums and policy fee revenues, net of reinsurance premiums and policy fees, when comparing the first nine months of 2011 to the same period in 2010 and a decrease of approximately $(432,000) for the third quarter comparison.  Unless the Company acquires a block of in-force business management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience.

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

Net investment income decreased approximately 59% when comparing the first nine months of 2011 to the same period in 2010.  When comparing third quarter results, the Company had a loss of approximately $(4,056,000) in 2011 compared to income of approximately $9,659,000 in 2010.  The majority of the decrease in investment income is from the shift in the Company’s trading securities during the third quarter.  The Company reported a loss of approximately $(7,120,000) related to the trading securities during the quarter.  Trading securities are discussed in more detail below.

The Company received less income from mortgage loans, including discounted mortgage loans, during the first three quarters of 2011 compared to the same period in 2010.  During the first nine months of 2011, the Company recorded approximately $6,943,000 in income from mortgage loans compared to approximately $11,000,000 during the first nine months of 2010.  During third quarter 2011 only, the Company received approximately $1,762,000 from mortgage loans compared to approximately $5,550,000 earned during third quarter 2010 only due to fewer settlements.  Should any of the factors change, such as the ability to acquire additional loans at such a large discount due to increased competition or insufficient supply, the ability of borrowers to settle loans mainly through refinancing, another decline in the overall economy, and other such factors, the performance of this type of investment could abruptly end, directly affecting future net income.  While management believes the current portfolio would remain profitable in another downturn, with no source of new acquisitions of discounted loans, the future profit stream from this activity would be limited.  Alternatively, should the Company need to look at fixed maturities for additional investment if discounted loans were no longer a viable option, the rate of return would be significantly lower given the low interest rate environment also resulting in substantially lower income.

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

During the fourth quarter of 2009, the Company began purchasing discounted commercial mortgage loans.  As of September 30, 2011, the Company held about $106,000,000 of these loans at a total cost of approximately $35,000,000, representing an average purchase price to outstanding loan of about 33%.  During the first nine months of the year, the Company has recognized approximately $6,431,000 in income from these loans.  The Company is currently projecting a very positive return from on-going mortgage loan payments from the discounted commercial mortgage loan portfolio.

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

During 2009, the Company also contributed approximately $20,000,000 to a professionally managed trading account as another way to combat the current low rate environment.  The accounts were established to generate a fair return.  Securities designated as trading are reported at fair value with gains or losses resulting from changes in fair value recognized in net investment income.  Through the first nine months of the year, approximately $(2,406,000) of investment loss was due to this trading portfolio.  Volatility should be expected, as well as possible losses.  Management’s target return on these accounts is 8%.

In mid August, the investment market took a sudden sharp decline.  The U.S. debt ratings were lowered and concerns of European nations’ debt and potential defaults were in the forefront.  During this time, certain of the Company’s trading securities were also negatively impacted resulting in losses of approximately $7.1 million.  These losses primarily resulted from holdings relating to market volatility and options relating to U.S. Treasury securities.  The Company had a positive earnings track record in its trading securities accounts up until this point.

With the sudden market shift, historic correlations between investments ceased to function pursuant to historical norms.  For example, as U.S. Treasury yields shift, other debt securities such as corporate bonds typically follow.  In this period, U.S. Treasury securities saw a dramatic and sudden shift in value, while corporate debt remained relatively unchanged.  Indexes reflecting market volatility experienced historic increases over a three day period in August when U.S. Treasury debt was downgraded.

The Company has reduced its holdings in these investments with a corresponding reduction in market exposure.  Management still believes its trading activities remain a viable and integral part of its overall investment strategy in the current economy.  Management is currently reviewing alternatives on how to better manage its exposure to such radical market shifts.

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

The Company had net realized investment gains of $2,221,888 in the first nine months of 2011 compared to net realized investment losses of $(255,755) for the same period in 2010.  During the second quarter of 2011, other-than-temporary impairments of approximately $262,000 were taken on several discounted mortgage loans and one foreclosed discounted mortgage loan in order to better reflect current expected market values.  These losses were off-set from realized gains on bond sales of approximately $2,165,000.  During the first quarter of 2010, an impairment was recognized on a fixed income investment backed with trust preferred securities of approximately $(477,000).

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

Life benefits, claims and settlement expenses net of reinsurance benefits and claims, increased approximately 8% in the first nine months of 2011 compared to the same period in 2010 and increased approximately 20% in the third quarter comparison.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.

Commissions and amortization of deferred policy acquisition costs increased approximately $6,000 in the first nine months of 2011 compared to the same period in 2010 and decreased approximately $82,000 in the third quarter comparison.  The majority of this number is driven by an AC financial reinsurance agreement.  The earnings on the block of business covered by this agreement are utilized to re-pay the original borrowed amount.  The commission allowance reported each period from this agreement represents the net earnings on the identified policies covered by the agreement in each reporting period.  Results from this agreement included in this line item were approximately $(563,000) and $(549,000) in the first nine months of 2011 compared to the same period in 2010.  As financial reinsurance, all financial results relating to this block of business are utilized to repay the outstanding borrowed amount from the reinsurer.  Securities are specifically identified and segregated in a trust account relative to this arrangement.  Should a gain or loss occur on one of these identified securities in the trust account, the results are included in the calculation of the current period financial results of the treaty with the reinsurer.    While the agreement may result in variances in this line item, this arrangement has no material impact on net income.  The overall impact to net income was $10,000 and $17,000 in the first nine months of 2011 compared to the same period in 2010.  A liability for the original ceding commission was established at the origination of the agreement and is amortized through this line item as earnings on the block of business are realized.  Another significant factor is attributable to the Company paying fewer commissions since the Company writes very little new business and renewal premiums on existing business continue to decline.  Most of the Company’s agent agreements contained vesting provisions, which provide for continued compensation payments to agents upon their termination subject to certain minimums and often limited to a specific period of time.  Another factor is attributable to normal amortization of the deferred policy acquisition costs asset.  The Company reviews the recoverability of the asset based on current trends and known events compared to the assumptions used in the establishment of the original asset.  No impairments were recorded in any of the periods presented.

Net amortization of cost of insurance acquired decreased approximately 7%, or $70,000, in the first nine months of 2011 compared to the same period in 2010 and decreased approximately 7%, or $23,000, in the third quarter comparison.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits.  The Company utilizes a 12% discount rate on the remaining unamortized business.  The interest rates vary due to risk analysis performed at the time of acquisition on the business acquired. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised. Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.

Operating expenses increased approximately $19,000 in the first nine months of 2011 compared to the same period in 2010.  Third quarter 2011 expenses are down approximately $300,000.  Management continues to place significant emphasis on expense monitoring and cost containment.  Maintaining administrative efficiencies directly impacts net income.

Interest expense decreased approximately 7% in the first nine months of 2011 compared to the same period in 2010 due to the general decline in interest rates.  The interest rate is variable on the majority of the Company’s debt.

(c)	Net Income/Loss

The Company had a net loss of $(71,259) in the first nine months of 2011 compared to net income of $6,180,010 for the same period in 2010 and a net loss of $(4,687,160) during the third quarter of 2011 compared to net income of $4,659,519 in the same period in 2010.  The current net loss compared to last year’s net income is mainly attributable to lower investment income.

Financial Condition

Total shareholders’ equity increased approximately $14,702,000 as of September 30, 2011 compared to December 31, 2010.  The increase is primarily attributable to accumulated other comprehensive income.

Investments represent approximately 73% and 74% of total assets at September 30, 2011 and December 31, 2010, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company’s investment portfolio is invested in high quality, low risk investments.

As of September 30, 2011, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments held for sale".  Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.

Liquidity and Capital Resources

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and debt service.  Cash and cash equivalents as a percentage of total assets were approximately 7% and 4% as of September 30, 2011, and December 31, 2010, respectively.  Fixed maturities as a percentage of total assets were approximately 35% and 34% as of September 30, 2011 and December 31, 2010, respectively.

The Company currently has access to funds for operating liquidity.  UTG has a $5,000,000 revolving credit note with First Tennessee Bank National Association.  The revolving credit note was increased at renewal, during 2011, to provide for additional operating liquidity and flexibility for current operations.  On April 6, 2011, UTG was extended a credit note from First National Bank of Tennessee for $5,000,000.  During 2011, the Company had borrowings of $5,000,000 against this note to purchase an investment.  UG is a member of the FHLB which allows UG access to credit.  UG’s current line of credit with the FHLB is $15,000,000.  At September 30, 2011, the Company had $5,233,000 of outstanding borrowings attributable to the lines of credit.

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

Net cash provided by (used in) operating activities was $(6,363,794) and $8,791,842 for the nine months ending September 30, 2011 and 2010, respectively.

Net cash provided by (used in) investing activities was $18,630,585 and $(16,973,999) for the nine month period ending September 30, 2011 and 2010, respectively.  During 2010, more emphasis was placed on the trading securities and discounted mortgage loans.  The Company’s trading portfolio involved frequent activity and also accounted for a large portion of investing activity.  The trading portfolio is designed to provide a reasonable return with an emphasis on risk management.

Net cash provided by (used in) financing activities was $875,355 and $(4,903,955) for the nine month period ending September 30, 2011 and 2010, respectively.

At September 30, 2011, the Company had $12,026,955 of long-term debt outstanding.  At December 31, 2010, the Company had $10,372,239 of debt outstanding.  The debt is primarily attributable to the acquisition of ACAP at the end of 2006.

UTG is a holding company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on management fees received from its insurance subsidiaries, stockholder dividends from its subsidiaries and earnings received on cash balances.  At September 30, 2011, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries.  The Company's insurance subsidiaries have maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.  No dividends were paid to shareholders in 2010 or the first nine months of 2011.

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

AC is a Texas domiciled insurance company, which requires eleven days prior notification to the insurance commissioner for the payment of an ordinary dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory earnings from operations or b) 10% of statutory surplus.  At December 31, 2010 AC statutory surplus was $8,434,448.  At December 31, 2010, AC statutory earnings from operations was $2,024,641.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  AC paid ACAP ordinary dividends of $600,000 during the first nine months of 2011.

Management believes the overall sources of liquidity available will be sufficient to satisfy the Company’s financial obligations.

Accounting Developments

In September 2011, Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) No. 2011-08 Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment. Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9.  Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-08 to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued the ASU No. 2011-05 Comprehensive Income (Topic 220) Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this Update should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material impact on its consolidated financial statements.

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

In April 2011, the FASB issued the ASU No. 2011-03 Transfers and Servicing (Topic 860) Reconsideration of Effective Control for Repurchase Agreements. The amendments in this Update removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011. The Company does not expect the adoption of ASU 2011-03 to have a material impact on its consolidated financial statements.

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

Interest rate risk

The Company’s exposure to interest rate changes results from a significant holding of fixed maturity investments and mortgage loans on real estate, all of which comprised approximately 62% of the investment portfolio as of September 30, 2011.  These investments are mainly exposed to changes in treasury rates.  The fixed maturities investments include U.S. government bonds, securities issued by government agencies, mortgage-backed bonds and corporate bonds.  Approximately 66% of the fixed maturities owned at September 30, 2011 are instruments of the United States government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government.

To manage interest rate risk, the Company performs periodic projections of asset and liability cash flows to evaluate the potential sensitivity of the investments and liabilities.  Management assesses interest rate sensitivity with respect to the available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward 100-basis point shifts in the prevailing interest rates.  The following tables set forth the potential amount of unrealized gains (losses) that could be caused by 100-basis point upward and downward shifts on the available-for-sale fixed maturities investments as of September 30, 2011:

Decrease in Interest Rates		Increase in Interest Rates

200 Basis Points	100 Basis Points	100 Basis Points	200 Basis Points
$ 46,742,000	$ 21,890,000	$ (18,104,000)	$ (33,081,000)

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

At September 30, 2011, $28,964,240 of assets and $(24,533,489) of liabilities were classified as trading instruments carried at fair value.  Included in these amounts are derivative investments with a fair value of $23,181,473 and $(23,276,189) in trading security assets and trading security liabilities, respectively.  At December 31, 2010, $37,029,550 of assets and $(18,429,677) of liabilities were classified as trading instruments carried at fair value.  Included in these amounts are derivative investments with a fair value of $2,244,478 and $(17,246,957) in trading security assets and trading security liabilities, respectively.

The Company had no capital lease obligations, material operating lease obligations or purchase obligations outstanding as of September 30, 2011.

The Company currently has $12,026,955 of debt outstanding.

Equity risk

Equity risk is the risk that the Company will incur economic losses due to adverse fluctuations in a particular stock.  As of September 30, 2011 and December 31, 2010, the fair value of our equity securities classified as available for sale was $11,505,527 and $13,884,257, respectively.  As of September 30, 2011, a 10% decline in the value of the equity securities would result in an unrealized loss of $1,150,553, as compared to an estimated unrealized loss of $1,388,426 as of December 31, 2010.  The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by the Company of future market events, but rather as an illustration of the potential impact of such an event.

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

REPORTS ON FORM 8-K

The Company filed an 8-K Form on September 8, 2011 relating to entry into a material definitive agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTG, INC.
(Registrant)

Date:	November 11, 2011	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	November 11, 2011	By	/s/ Theodore C. Miller
Theodore C. Miller
Senior Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 302
31.2	Certification of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 302
32.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to 18 U.S.C. Section 1350
32.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to 18 U.S.C. Section 1350
101	XBRL Interactive Date File