Form 10-K
period 2011-12-31
UTG INC
filed 2012-03-26
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).   Yes [  ]    No [X]

As of June 30, 2011, shares of the Registrant’s common stock held by non-affiliates (based upon the price of the last sale of $11.40 per share), had an aggregate market value of approximately $14,496,456.

At February 1, 2012 the Registrant had 3,879,333 outstanding shares of Common Stock, stated value $.001 per share.

Documents incorporated by reference:  None

                                UTG, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2011

TABLE OF CONTENTS

PART I……………………………………………………………………………………………………………………………………………………………………………………………	3
ITEM 1. BUSINESS…………………………………………………………………………………………………..………………………………………………………………………………………	3
ITEM 1A. RISK FACTORS……………………………………………………………………………….………………………………………………………………………………………….……….	13
ITEM 1B. UNRESOLVED STAFF COMMENTS…………………………………………………………………….…………………………………………………………………….……………….	15
ITEM 2. PROPERTIES……………………………………………………………………………………………….………………………………………….……………………………….…………...	15
ITEM 3. LEGAL PROCEEDINGS…………………………………………………………………………………...…………………………………………………………………………………...…..	15
ITEM 4. REMOVED AND RESERVED………………………………………….……………………………….………………………………………….……………………………….……………..
PART II…………………………………………………………………………………………………………………………………………………………………………………………...	16
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUTY SECURITIES………………………………….………………………………….………………………………….………………….	16
ITEM 6. SELECTED FINANCIAL DATA…………………………………………………………………………………………………………………………………………………………………	17
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS……………………………………………………………………………..……………………………………………………………………………..…………	17
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK…………………….……………………………………………………………………………..….	31
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA………………………………………….………………………………………….………………………………………	33
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE………………………………………………………………………….………………………………………………………………………….…………..	64
ITEM 9A. CONTROLS AND PROCEDURES……………………………………………………………………….……………………………………………………………………….………………	65
ITEM 9B. OTHER INFORMATION…………………………………………………………………………………..…………………………………………………………………………………..….	65
PART III…………………………………………………………………………………………………………………..……………………………………………………………………….	66
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE…………………….…………………….…………………….…………………….…………………….…	66
ITEM 11. EXECUTIVE COMPENSATION…………………………………………………………………………………………………………………………………………………………………	70
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS………………………………………………………………………………………………………………………………………………….	75
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE………………………………………………………………………….………………………………………………………………………….………………	77
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES…………………………………………………………………………………………………………………………………………..	78
PART IV…………………………………………………………………………………………………………………………………………………………………………………………..	79
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.………………………………..………….………………………………..………….………………………………..………	79

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

At December 31, 2011, significant majority-owned subsidiaries of the Registrant were as depicted on the following organizational chart:

Entity	Parent	Percentage Owned
UTG, Inc. (UTG)
Universal Guaranty Life Insurance Company (UG)	UTG, Inc.	100%
American Capitol Insurance Company (AC)	Universal Guaranty Life Insurance Company	100%
Imperial Plan, Inc.(Imperial Plan)	American Capitol Insurance Company	100%
Collier Beach, LLC	Universal Guaranty Life Insurance Company	100%
Cumberland Woodlands, LLC (CW)	Universal Guaranty Life Insurance Company	100%
HPG Acquisitions, LLC (HPG)	Universal Guaranty Life Insurance Company	74%
Northwest Florida of Okaloosa Holding, LLC	Universal Guaranty Life Insurance Company	68%
Sand Lake, LLC (Sand Lake)	Universal Guaranty Life Insurance Company	100%
Stanford Wilderness Road, LLC (SWR)	Universal Guaranty Life Insurance Company	100%
Sun Valley Homes, LLC (Sun Valley)	Universal Guaranty Life Insurance Company	67%
UG Acquisitions, LLC	Universal Guaranty Life Insurance Company	100%
UTG Avalon, LLC	Universal Guaranty Life Insurance Company	100%
Wingate of St Johns Holding, LLC	Universal Guaranty Life Insurance Company	52%

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC, a Kentucky corporation, (FSF) and First Southern Bancorp, Inc. (FSBI), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (FSNB).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At December 31, 2011, Mr. Correll owns or controls directly and indirectly approximately 57% of UTG’s outstanding stock.

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

AC is a wholly-owned life insurance subsidiary of UG domiciled in the State of Texas, which operates in the individual life insurance business. The primary focus of AC has been the servicing of existing insurance business in force.

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

CW is a wholly-owned subsidiary of UG, which owns for investment purposes, approximately 9,300 acres of land in Kentucky.

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

Collier Beach, LLC is a wholly-owned subsidiary of UG, which owns for investment purposes, property in Hilton Head, South Carolina.

Northwest Florida of Okaloosa Holding, LLC is a 68% owned subsidiary of UG, which owns for investment purposes, approximately 540 acres of land in Crestview, Florida.

UG Acquisitions, LLC is a wholly-owned subsidiary of UG, which owns for investment purposes, various multi-family properties through out the United States.

UTG Avalon, LLC is a wholly-owned subsidiary of UG, which owns for investment purposes, a beach estate development in Vero Beach, Florida.

Wingate of St Johns Holding, LLC is a 52% owned subsidiary of UG, which owns for investment purposes, approximately 1,496 acres of land in St. John’s County, Florida.

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

On November 14, 2011, ACAP was merged into UTG.  Under the terms of the merger, ACAP shareholders received shares of UTG in exchange for their ACAP shares. ACAP was a 73% owned subsidiary of UG. The merger reduced the corporate structure and provided certain efficiencies and economies to the Companies.  All ACAP shareholders, other than UTG or UG, have the right to receive 233 shares of UTG common stock for each share of ACAP common stock they owned at closing.  Under the terms of the exchange ratio, UTG issued 50,328 shares to former ACAP shareholders.

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

UG currently offers a limited portfolio of traditional insurance products.  UG’s “Ten Pay Whole Life” insurance product has a level face amount.  The level premium is payable for the first ten policy years.  This policy is available for issue ages 0-65, and has a minimum face amount of $10,000.  This policy can be used in conversion situations, where it is available up to age 75 and at a minimum face amount of $5,000.   There is no policy fee.

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

The “Sentinel” is a 10 year level term product.  The product is generally issued to ages 18 to 65, with a minimum face amount of $25,000.

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

The Company has a variety of policies in force different from those being marketed.  Interest sensitive products, including universal life and excess interest whole life (“fixed premium UL”), account for 55% of the insurance in force.  Approximately 10% of the insurance in force is participating business, which represents policies under which the policy owner shares in the insurance company’s statutory divisible surplus.  The Company's average persistency rate for its policies in force for 2011 and 2010 has been 95.8% and 96.0%, respectively.

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

MARKETING

The Company has not actively marketed life products in the past several years.  Management currently places little emphasis on new business production, believing resources could be better utilized in other ways. Current sales primarily represent sales to existing customers through additional insurance needs or conservation efforts.  The Company currently encourages policy retention as opposed to new sales in an attempt to maintain or improve current persistency levels.  In this regard, several of the home office staff have become licensed insurance agents enabling them broader abilities when dealing with the customer in regard to his/her existing policies and possible alternatives.

Excluding licensed home office personnel, UG has 15 general agents.  These agents primarily service their existing clients.  New sales for UG are primarily in the Midwest region with most sales in the states of Ohio and West Virginia.  UG is licensed to sell life insurance in Alabama, Arizona, Arkansas, Colorado, Delaware, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin.

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

In 2011, approximately $10,223,000 of total direct premium was collected by UG.  Ohio accounted for 30%, Illinois accounted for 17%, and West Virginia accounted for 9% of total direct premiums collected.  No other state accounted for more than 5% of direct premiums collected.

In 2011, approximately $2,597,000 of total direct premium was collected by AC.  Texas accounted for 33%, Louisiana accounted for 10%, Tennessee accounted for 9%, and Mississippi accounted for 7% of total direct premiums collected.  No other state accounted for more than 5% of direct premiums collected.

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

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges.  Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances. Interest crediting rates for universal life and interest sensitive products range from 4.0% to 5.5%, for the years ended, December 31, 2011 and 2010.

REINSURANCE

As is customary in the insurance industry, the insurance subsidiaries cede insurance to, and assume insurance from, other insurance companies under reinsurance agreements.  Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk.  The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it.  However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies.  The Company sets a limit on the amount of insurance retained on the life of any one person.  The Company will not retain more than $125,000, including accidental death benefits, on any one life.  At December 31, 2011, the Company had gross insurance in force of $1.663 billion of which approximately $401 million was ceded to reinsurers.

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

UG entered into a coinsurance agreement with Park Avenue Life Insurance Company (PALIC) effective September 30, 1996.  Under the terms of the agreement, UG ceded to PALIC substantially all of its then in-force paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  Under the terms of the agreement, UG sold 100% of the future results of this block of business to PALIC through a coinsurance agreement.  UG continues to administer the business for PALIC and receives a servicing fee through a commission allowance based on the remaining in-force policies each month.  PALIC has the right to assumption reinsure the business, at its option, and transfer the administration.  The Company is not aware of any such plans.  PALIC and its ultimate parent, The Guardian Life Insurance Company of America (Guardian), currently hold an “A” (Excellent) and "A++" (Superior) rating, respectively, from A.M. Best.  The PALIC agreement accounts for approximately 64% of UG’s reinsurance reserve credit, as of December 31, 2011.

On September 30, 1998, UG entered into a coinsurance agreement with The Independent Order of Vikings, (IOV) an Illinois fraternal benefit society.  Under the terms of the agreement, UG agreed to assume, on a coinsurance basis, 25% of the reserves and liabilities arising from all in-force insurance contracts issued by the IOV to its members.  At December 31, 2011, the IOV insurance in-force assumed by UG was approximately $1,582,000, with reserves being held on that amount of approximately $365,000.

On June 7, 2000, UG assumed an already existing coinsurance agreement, dated January 1, 1992, between Lancaster Life Reinsurance Company (LLRC), an Arizona corporation and Investors Heritage Life Insurance Company (IHL), a corporation organized under the laws of the Commonwealth of Kentucky.  Under the terms of the agreement, LLRC agreed to assume from IHL a 90% quota share of new issues of credit life and accident and health policies that have been written on or after January 1, 1992 through various branches of the First Southern National Bank.  The maximum amount of credit life insurance that can be assumed on any one individual’s life is $15,000.  UG assumed all the rights and obligations formerly held by LLRC as the reinsurer in the agreement.  LLRC liquidated its charter immediately following the transfer.  At December 31, 2011, the IHL agreement has insurance in-force of approximately $711,000, with reserves being held on that amount of approximately $9,000.

At December 31, 1992, AC entered into a reinsurance agreement with Canada Life Assurance Company (“the Canada Life agreement”) that fully reinsured virtually all of its traditional life insurance policies. The reinsurer’s obligations under the Canada Life agreement were secured by assets withheld by AC representing policy loans and deferred and uncollected premiums related to the reinsured policies. AC continues to administer the reinsured policies, for which it receives an expense allowance from the reinsurer. At December 31, 2011, the Canada Life agreement has insurance in-force of approximately $52,560,000, with reserves being held on that amount of approximately $34,193,000. As of December 31, 2011, there remains $129,969 in profits to be generated under this treaty. Should future experience under the treaty match the experience of recent years, which cannot reliably be predicted to occur, it should take until mid-2012 to generate the remaining profits. However, regarding the uncertainty as to when the specified level may be reached, it should be noted that the experience has been erratic from year to year and the number of policies in force that are covered by the treaty diminishes each year.

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

Reinsurance agreements such as the Canada Life treaty described above are often referred to as financial reinsurance arrangements and are utilized within the insurance industry as a method of borrowing funds or statutory capital for an acquisition of a block of business or company.  The borrowed funds are generally in the form of an initial ceding commission received from the reinsurer.  The original borrowed amount is then repaid in future periods from the profits generated by the acquired block or company.  Values of the target are determined based upon an actuarial valuation and future projections.  Actual results may vary from year to year based upon the performance of the business relative to the assumptions used in the projections.  Under the terms of this agreement, all financial activity relating to the policies covered by the agreement are utilized to repay the remaining outstanding balance, which was $129,969 as of December 31, 2011.  Results under this agreement are included in various line items of the income statement, with an overall impact to net income of approximately $11,200 and $20,700 in 2011 and 2010, respectively.  The net result of the activity represents the fee paid to the reinsurer for the use of their funds or statutory capital during the duration of the agreement.

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

The Company does not have any short-duration reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2011 and 2010 were as follows:

	Shown in thousands

	2011 Premiums Earned	2010 Premiums Earned

Direct	$14,049	$16,463
Assumed	33	36
Ceded	(3,935)	(4,108)
Net Premiums	$10,147	$12,391

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
The following table reflects net investment income by type of investment:

	December 31,

	2011	2010

Fixed Maturities Held for Sale	$4,277,019	$5,577,292
Equity Securities	971,008	891,777
Trading Securities	(2,342,085)	5,143,204
Mortgage Loans	645,838	1,176,747
Discounted Mortgage Loans	8,231,832	12,897,978
Real Estate	6,820,847	6,600,327
Policy Loans	807,389	864,416
Short-term Investments	156,527	57,339
Cash and Cash Equivalents	8,396	10,761
Total Consolidated Investment Income	19,576,771	33,219,841
Investment Expenses	(8,378,606)	(8,361,004)
Consolidated Net Investment Income	$11,198,165	$24,858,837

At December 31, 2011, the Company had a total of $25,192,025 in investment real estate, which did not produce income during 2011.

The following table summarizes the Company's fixed maturities distribution at December 31, 2011 and 2010 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

Fixed	Maturities

	% of	Portfolio

Rating	2011	2010
Investment Grade
AAA	27%	74%
AA	57%	4%
A	3%	9%
BBB	11%	13%
Below Investment Grade	2%	0%
	100%	100%

The following table summarizes the Company's fixed maturities held for sale by major classification:

	Carrying Value

	2011	2010
U.S. Government and government agencies and authorities	$70,599,928	$79,023,933
States, municipalities and political subdivisions	241,317	335,198
Collateralized mortgage obligations	759,727	16,674,262
Public utilities	462,075	987,025
All other corporate bonds	52,520,130	50,885,530
	$124,583,177	$147,905,948

The following table shows the composition, average maturity and yield of the Company's investment portfolio at December 31, 2011.
	Average
	Carrying	Average	Average
Investments	Value	Maturity	Yield

Fixed maturities held for sale	$136,245,000	12 years	3.14%
Equity securities	18,160,000	Not applicable	5.35%
Trading securities	22,774,000	Not applicable	(10.28%)
Mortgage loans	10,842,000	1 year	5.96%
Discounted mortgage loans	37,496,000	3 years	21.95%
Investment real estate	58,427,000	Not applicable	11.67%
Policy loans	13,644,000	Not applicable	5.92%
Short-term investments and Cash and cash equivalents	50,705,000	On demand	0.33%
Total Investments and Cash and cash equivalents	$348,293,000		5.62%

Management monitors its investment maturities, which in their opinion is sufficient to meet the Company's cash requirements.  Fixed maturities of $0 mature in one year and $17,463,652 mature in two to five years.

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

During the fourth quarter of 2009, the Company had acquired $118,368,661 of discounted mortgage loans at a total cost of $35,224,022, representing an average purchase price to outstanding loan of 29.8%.  During 2009, the Company recorded approximately $1,000,000 in income from this loan activity.  During 2010, the Company acquired an additional $111,258,867 of discounted mortgage loans at a total cost of $36,283,278, representing an average purchase price to outstanding loan of 32.6%.  Additionally, during 2010, the Company settled, sold or had paid off mortgage loans totaling $40,038,789.  During 2010, the Company recorded approximately $12,898,000 in income from the discounted mortgage loan activity, including $7,645,258 in discount accruals.  During 2011, the Company acquired an additional $17,930,217 of discounted mortgage loans at a total cost of $6,673,601, representing an average purchase price to outstanding loan of 37.2%.  Additionally, during 2011, the Company settled, sold or had paid off mortgage loans totaling $29,916,298.  During 2011, the Company recorded approximately $8,232,000 in income from the discounted mortgage loan activity, including $3,940,274 in discount accruals.  While the Company reported income from the discounted loans, the majority of the income was the result of one-time events that occurred during the year.  The Company does not anticipate the same return going forward from the discounted commercial mortgage loan portfolio.

During 2011 and 2010, the Company acquired approximately $17,930,217 and $37,080,000 in both regular participation mortgage loans as well as discounted mortgage loans, respectively.  FSNB services the mortgage loan portfolio of the Company.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $136,457 and $190,297 in servicing fees and $89,651 and $508,283 in origination fees to FSNB during 2011 and 2010, respectively.

At December 31, 2011, the Company holds $9,272,919 in mortgage loans, which represents approximately 2% of the total assets and $27,467,920 in discounted mortgage loans, which represents 6% of the total assets.  Most mortgage loans are first position loans.  Loans issued are generally limited to no more than 80% of the appraised value of the property.  During 2011, the Company recognized an other-than-temporary impairment of $982,354 on these loans as a result of its appraisal valuation and management’s analysis and determination of value.

While management believes the discounted loans will continue to have favorable earnings and outcomes as they are worked through, there can be no assurance this will remain true in future periods.  Changes in the current economy such as an even greater downturn than recently experienced could have a negative impact on the loans, including the financial stability of the borrowers, the borrowers’ ability to pay or to refinance, the value of the property held as collateral and the ability to find purchasers at favorable prices. As such, management has taken a conservative approach with these investments and has classified all discounted mortgage loans held as non-accrual.  In such status, the Company is not recording any accrued interest income nor is it recording any accrual of discount on the loans held.  Discount accruals reported during 2011 were the result of the loan basis already being fully paid.

As of December 31, 2011, the Company’s discounted mortgage loan portfolio contained 87 loans with a carrying value of $27,467,920.  The loans’ payment performance during the past year is shown as follows:

Payment Frequency	Number of Loans	Carrying Value

No payments received	28	$2,962,026
One-time payment received	5	622,142
Irregular payments received	23	9,832,242
Periodic payments received	31	14,051,510
Total	87	$27,467,920

The following table shows a distribution of the Company’s mortgage loans and discounted mortgage loans by type:

Mortgage Loans	Amount	% of Total

Commercial – all other	$36,359,693	99%
Residential – all other	381,146	1%
Total	$36,740,839	100%

The following table shows a geographic distribution of the Company’s mortgage loan portfolio including discounted mortgage loans and investment real estate:

	Mortgage Loans	Real Estate

Alabama	2%	0%
Arizona	7%	8%
California	3%	1%
Colorado	0%	4%
Florida	28%	35%
Georgia	4%	3%
Illinois	0%	1%
Indiana	1%	0%
Kentucky	11%	15%
Maryland	2%	0%
Michigan	0%	1%
Minnesota	4%	0%
Nevada	5%	0%
North Carolina	3%	0%
Ohio	11%	2%
Pennsylvania	4%	0%
South Carolina	0%	2%
Texas	9%	24%
Utah	0%	1%
Virginia	1%	0%
West Virginia	5%	3%
Total	100%	100%

The following table summarizes discounted mortgage loan holdings of the Company:

Category	2011	2010

In good standing	$6,657,971	$9,665,059
Overdue interest over 90 days	5,907,192	16,192,815
Restructured	7,726,156	4,306,800
In process of foreclosure	7,176,601	17,359,186
Total discounted mortgage loans	$27,467,920	$47,523,860

Total foreclosed discounted mortgage loans during the year	$21,059,386	$8,939,548

At December 31, 2011, the Company has 21 discounted mortgage loans totaling $7,176,601 in the process of foreclosure and 15 discounted mortgage loans totaling $7,726,156 under a repayment plan or restructuring.

During 2011, the Company foreclosed on 14 discounted mortgage loans with a total carrying value of $21,059,386.  Of these foreclosures, 4 loans totaling $3,677,922 were transferred to real estate, one loan is now UG’s wholly owned subsidiary, UTG Avalon, LLC, one loan is UG’s 67% owned subsidiary, Northwest Florida of Okaloose Holding, LLC, and one loan is UG’s 52% owned subsidiary, Wingate of St Johns Holding, LLC.  Subsequent to the foreclosures, one foreclosed loan was sold with the Company realizing a gain of $496,908 upon the sale.

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

EMPLOYEES

At December 31, 2011, UTG and its subsidiaries had 67 full-time employees.  UTG’s operations are headquartered in Springfield, Illinois.

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

An increase in interest rates also could have a negative impact on business by reducing the demand for insurance products.  Fluctuations in interest rates may result in disintermediation, which is the flow of funds away from insurance companies into direct investments that pay higher rates of return, and may affect the value of investment securities and other interest-earning assets.  Since 2008 disintermediation has not been much of an issue, however given the long term nature of UG’s investments, should the market suddenly turn the impact could be extreme and disproportionate.

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

Because UTG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of December 31, 2011, approximately 52% of our total direct premium was collected from Illinois, Louisiana, Ohio, and Texas.  Thus, results of operations are heavily dependent upon the strength of these economies.

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

UTG has in the past acquired, and will in the future consider the acquisition of other businesses.  If other companies are acquired in the future, our business may be negatively impacted by risks related to those acquisitions.  These risks include the following: the risk that the acquired business will not perform in accordance with management’s expectations; the risk that difficulties will arise in connection with the integration of the operations of the acquired business with our operations; the risk that Management will divert its attention from other aspects of our business; the risk that key employees of the acquired business are lost; the risks associated with entering into geographic and product markets in which we have limited or no direct prior experience; and the risks of the acquired company assumed in connection with an acquisition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company owns an office complex in Springfield, Illinois, which houses the primary insurance operations.  The office buildings in this complex contain 57,000 square feet of office and warehouse space, and are carried at $1,525,958.  The facilities occupied by the Company are adequate relative to the Company's present operations.

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

	2011		2010

PERIOD	High	Low	High	Low

First quarter	10.75	9.00	10.10	8.76
Second quarter	11.75	10.75	10.00	8.80
Third quarter	12.50	11.40	9.75	9.50
Fourth quarter	13.10	11.80	10.40	8.75

UTG has not declared or paid any dividends on its common stock in the past two fiscal years, and has no current plans to pay dividends on its common stock as it intends to retain all earnings for investment in and growth of the Company’s business.  See Note 3 in the accompanying consolidated financial statements for information regarding dividend restrictions, including applicable restrictions on the ability of the Company’s life insurance subsidiaries to pay dividends.

As of February 1, 2012 there were 7,335 record holders of UTG common stock.

Purchases of Equity Securities

The following table provides information with respect to purchases we made of our common stock during the three months ended December 31, 2011 and total repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
Oct. 1 through Oct. 31, 2011	0	$0	0	N/A	$1,349,473
Nov. 1 through Nov. 30, 2011	0	$0	0	N/A	$1,349,473
Dec. 1 through Dec. 31, 2011	2,634	$12.25	2,634	N/A	$1,317,206
Total	2,634		2,634

The Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of up to $5 million of UTG's common stock.  This program can be terminated at any time.  Open market purchases are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company.  Through December 31, 2011, UTG has spent $3,682,794 in the acquisition of 490,726 shares under this program.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected historical consolidated financial data should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 8 – Financial Statements and Supplementary Data” and other financial information included elsewhere in this report.

FINANCIAL HIGHLIGHTS
(000’s omitted, except per share data)

	2011	2010	2009	2008	2007
Premium income net of reinsurance	$10,147	$12,391	$13,502	$13,309	$14,413
Net investment income	11,198	24,859	14,241	17,516	16,880
Total revenues	34,964	38,443	28,759	35,239	38,873
Net income (loss)-common shareholders’	6,317	7,597	(4,290)	654	2,143
Basic income (loss) per share	1.65	1.97	(1.12)	0.17	0.56
Total assets	433,721	441,588	431,519	457,779	473,655
Total notes payable	9,532	10,372	14,403	15,617	19,914
Dividends paid per share	NONE	NONE	NONE	NONE	NONE

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources for the two years ended December 31, 2011.  This analysis should be read in conjunction with the consolidated financial statements and related notes, which appear elsewhere in this report.  The Company reports financial results on a consolidated basis.  The consolidated financial statements include the accounts of UTG and its subsidiaries at December 31, 2011.

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

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased approximately 18% when comparing 2011 to 2010.  The Company writes very little new business.  Unless the Company acquires a block of in-force business, Management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience. The Company’s average persistency rate for all policies in force for 2011 and 2010 was approximately 95.8% and 96.0%, respectively. Persistency is a measure of insurance in force retained in relation to the previous year.

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

Net investment income decreased approximately 55% when comparing 2011 to 2010.  The overall gross investment yields for 2011 and 2010 are 5.66% and 9.82%, respectively.  The majority of the decrease in investment income is from the Company’s trading securities and discount mortgage loan portfolio.  Approximately $8,232,000, of gross investment income is attributable to the discount mortgage loan portfolio, including $3,940,000 in discount accruals which declined from $12,898,000 in 2010.  The Company reported a loss of $2,342,000 from the shift in trading securities during the year compared to income of $5,131,000 from a year ago.  Trading securities are discussed in more detail below.

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

During the fourth quarter of 2009, the Company had acquired $118,368,661 of discounted mortgage loans at a total cost of $35,224,022, representing an average purchase price to outstanding loan of 29.8%.  During 2009, the Company recorded approximately $1,000,000 in income from this loan activity.  During 2010, the Company acquired an additional $111,258,867 of discounted mortgage loans at a total cost of $36,283,278, representing an average purchase price to outstanding loan of 32.6%.  Additionally, during 2010, the Company settled, sold or had paid off discounted mortgage loans totaling $23,607,100.  During 2010, the Company recorded approximately $12,898,000 in income from the discounted mortgage loan activity, including $7,645,258 in discount accruals.  During 2011, the Company acquired an additional $17,930,217 of discounted mortgage loans at a total cost of $6,673,601, representing an average purchase price to outstanding loan of 37.2%.  During 2011, the Company settled, sold or had paid off discounted mortgage loans totaling $15,032,186.  While the Company reported income from the discounted loans, the majority of the income was the result of one-time events that occurred during the year.  The Company does not anticipate the same return going forward from the discounted commercial mortgage loan portfolio.

The discounted mortgage loans decreased approximately $20,000,000 when comparing December 31, 2011 to December 31, 2010.  During 2011, discounted mortgage loans were harder to find and purchase in 2011 due to more competition in the market.  As a result, the Company purchased less discounted mortgage loans in 2011 and as the mortgage loans pay off, the balance will continue to decrease.

While management believes the discounted loans will continue to have favorable earnings and outcomes as they are worked through, there can be no assurance this will remain true in future periods.  Changes in the current economy such as an even greater downturn than recently experienced could have a negative impact on the loans, including the financial stability of the borrowers, the borrowers’ ability to pay or to refinance, the value of the property held as collateral and the ability to find purchasers at favorable prices. As such, management has taken a conservative approach with these investments and has classified all discounted mortgage loans held as non-accrual.  In such status, the Company is recording interest income on a cash basis and is recording any accrual of discount on the loans held when realized.  Discount accruals reported during 2011 were the result of the loan basis already being fully paid.

During 2009, the Company also contributed a portion of the investment portfolio to professionally managed trading accounts as another way to combat the current low rate environment.  The accounts were established to generate a fair return while reducing risk.  Securities designated as trading are reported at fair value with gains or losses resulting from changes in fair value recognized in net investment income.  During 2010, approximately 21%, or $5,131,000, of investment income was due to this trading portfolio, yielding approximately 12.8% after fees.  During 2011, the trading portfolio had negative earnings to investment income of approximately $2,300,000.  Volatility should be expected, as well as possible losses.  Management’s target return on these accounts is 6% to 8%.

In mid August 2011, the investment market took a sudden sharp decline.  The U.S. debt ratings were lowered and concerns of European nations’ debt and potential defaults were in the forefront.  During this time, certain of the Company’s trading securities were also negatively impacted resulting in losses of approximately $7.1 million during the second half of 2011.  These losses primarily resulted from holdings relating to market volatility and options relating to U.S. Treasury securities.  The Company had a positive earnings track record in its trading securities accounts up until this point.

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

Net realized investment gains (losses) were $11,562,629 and $(640,538) in 2011 and 2010, respectively.  During 2011, other-than-temporary impairments of approximately $3,360,000 and $982,354 were taken as a result of appraisal valuations and management’s analysis and determination of value on investment real estate and discounted mortgage loans, respectively.  These losses were offset by realized gains of approximately $8,914,000, and $7,321,000 from bond sales and real estate, respectively.  During the fourth quarter of 2011, the Company took advantage of the unusually high price spreads on U.S. Government treasury securities by selling a portion of its U.S. Treasury holdings.  The gain on real estate is mainly attributable to the sale of timber from Cumberland Woodlands, which is a one-time event.  During 2010, other-than-temporary impairments of approximately $610,000 and $740,000 were taken on bonds backed by trust preferred securities and on common stock, respectively.  The other-than-temporary impairments were due to changes in expected future cash flows.  Additionally, an other-than-temporary impairment of approximately $129,000 was taken on a mortgage loan as a result of its appraisal valuation.  These losses were partially offset by realized gains of approximately $811,000 on bond sales.

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

In recent periods, Management’s focus has been placed on promoting and growing TPA services to unaffiliated life insurance companies.  The Company receives monthly fees based on policy in force counts and certain other activity indicators, such as number of premium collections performed, or services performed.  For the years ended 2011 and 2010, the Company received $2,021,348 and $1,724,880 for this work, respectively.  These TPA revenue fees are included in the line item “other income” on the Company’s consolidated statements of operations.  During 2010, the Company obtained an additional contract for these services, which provides approximately $300,000 additional revenues annually.  Administration for this block of business began in the first quarter of 2011.  The Company intends to continue to pursue other TPA arrangements as well. The Company provides TPA services to insurance companies seeking business process outsourcing solutions.  Management believes the Company is positioned to generate additional revenues by utilizing the Company’s current excess capacity and administrative services.

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

Benefits, claims and settlement expenses net of reinsurance benefits and claims, decreased $692,178 from 2010 to 2011.  The decrease relates primarily to changes in the Company’s death claim experience.  Death claims were approximately $712,000 less in 2011 as compared to 2010.  There is no single event that caused the mortality variances.  Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.

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

Commissions and amortization of deferred policy acquisition costs decreased $116,731 from 2010 to 2011.  The Company’s financial reinsurance agreement along with lower commissions makes up the decrease.  The earnings on the block of business covered by the financial reinsurance agreement are utilized to re-pay the original borrowed amount.  The commission allowance reported each period from this agreement represents the net earnings on the identified policies covered by the agreement in each reporting period.  Results from this agreement included in this line item were approximately $(804,133) and $(674,816) for the years 2011 and 2010, respectively.  As financial reinsurance, all financial results relating to this block of business are utilized to repay the outstanding borrowed amount from the reinsurer.  Securities are specifically identified and segregated in a trust account relative to this arrangement.  Should a gain or loss occur on one of these identified securities in the trust account, the results are included in the calculation of the current period financial results of the treaty with the reinsurer.  While the agreement may result in variances in this line item, this arrangement has no material impact on net income.  The overall impact to net income was $11,000 and $21,000 for the years 2011 and 2010, respectively.  A liability for the original ceding commission was established at the origination of the agreement and is amortized through this line item as earnings on the block of business are realized.  Management anticipates this arrangement to fully pay out during 2012.  At year end 2011, $129,969 was still needed in earnings.  Most of the Company’s agent agreements contained vesting provisions, which provide for continued compensation payments to agents upon their termination subject to certain minimums and often limited to a specific period of time.  Another factor affecting this line item is attributable to normal amortization of the deferred policy acquisition costs asset.  The Company reviews the recoverability of the asset based on current trends and known events compared to the assumptions used in the establishment of the original asset.  No impairments were recorded in the periods reported.

Net amortization of cost of insurance acquired decreased 7% in 2011 compared to 2010.  Cost of insurance acquired is established when an insurance company is acquired.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  The cost of policies purchased represents the actuarially determined present value of the projected future profits from the acquired policies.  Cost of insurance acquired is comprised of individual life insurance products including whole life, interest sensitive whole life and universal life insurance products.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits.  The Company utilizes a 12% discount rate on the remaining unamortized business.  The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised. Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force. Persistency is a measure of insurance in force retained in relation to the previous year.  The Company's average persistency rate for all policies in force for 2011 and 2010 has been approximately 95.8% and 96.0%, respectively.  The Company monitors these projections to determine the adequacy of present values assigned to future profits.  No impairments were recorded in the periods reported.

Operating expenses increased approximately 4% in 2011 compared to 2010.  Management continues to place significant emphasis on expense monitoring and cost containment.  Maintaining administrative efficiencies directly impacts net income.

Interest expense decreased approximately 14% during 2011 compared to 2010.  This decrease is the result of a lower outstanding balance of debt as well as the general decline in interest rates.  The Company made principal payments of $3,600,000 during 2011 on its long-term debt to FTN Financial.  During 2010, the Company made principal payments of $3,600,351.  The loan matures on December 7, 2012 with a final principal payment due of $3,291,411.

Deferred taxes are established to recognize future tax effects attributable to temporary differences between the financial statements and the tax return.  As these differences are realized in the financial statement or tax return, the deferred income tax established on the difference is recognized in the financial statements as an income tax expense or credit.

(c)	Net income

The Company had a net income of $6,316,615 and $7,596,575 in 2011 and 2010, respectively.  The decrease in net income in 2011 is primarily related to lower investment income offset by increased realized investment gains.  One-time events, primarily reflected in realized gains, comprise a majority of net income of the Company during 2011.  Future earnings will be significantly negatively impacted should earnings from these one-time items not be realizable in a future period.  While Management believes there remain additional investments with such one-time earnings, when or if realized remains uncertain.

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

At December 31, 2011, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders' equity or results from operations.  The Company has identified securities it may sell and classified them as "investments held for sale".  Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity. To provide additional flexibility and liquidity, the Company has categorized all fixed maturity investments as “investments held for sale”.

The following table summarizes the Company's fixed maturities distribution at December 31, 2011 and 2010 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

Fixed	Maturities

	% of	Portfolio
Rating
	2011	2010
Investment Grade
AAA	27%	74%
AA	57%	4%
A	3%	9%
BBB	11%	13%
Below Investment Grade	2%	0%
	100%	100%

In recent periods there have been significant downgrades to many bond issues outstanding including a downgrade of U.S. issued debt during 2011.  During the fourth quarter of 2011, the Company took advantage of the unusually high price spreads on U.S. government treasury securities relative to other types of bonds in the marketplace, by selling a portion of its U.S. treasury holdings realizing gains of approximately $6,412,000.  The Company began re-deploying its excess cash balances into BBB and BB rated corporate debt issues.  Interest spreads on these investments are higher than historic trends and Management believes this is an opportunity to enhance yield and provide more recurring investment income.  Lower rated bonds are viewed by the marketplace to inherently hold more risk.  The trade-off on this risk is a higher interest yield.  Each investment is analyzed prior to acquisition to determine if Management is comfortable with the increased risk relative to the yield.  Management believes there are opportunities currently available in this area where certain corporate bond issues have been more harshly impacted by the marketplace than may really be justified.  It is this type of bond Management is primarily searching for to invest in.

Mortgage loan investments represent 8% and 14% of total assets of the Company at year-end 2011 and 2010, respectively.  A significant portion of the Company’s mortgage loan investments result from opportunities available through FSNB, an affiliate of Mr. Jesse T. Correll.  Mr. Correll is the CEO and Chairman of the Board of Directors of UTG, and directly and indirectly through affiliates, its largest shareholder.  FSNB has been able to provide the Company with additional expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market.  FSNB services all the mortgage loans of the Company.  The majority of this amount was in the form of loans purchased at a discount from failed banks.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $136,457 and $190,297 in servicing fees and $89,651 and $508,283 in origination fees to FSNB during 2011 and 2010, respectively.

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

During the fourth quarter of 2009, the Company had acquired $118,368,661 of discounted mortgage loans at a total cost of $35,224,022, representing an average purchase price to outstanding loan of 29.8%.  During 2009, the Company recorded approximately $1,000,000 in income from this loan activity.  During 2010, the Company acquired an additional $111,258,867 of discounted mortgage loans at a total cost of $36,283,278, representing an average purchase price to outstanding loan of 32.6%.  Additionally, during 2010, the Company settled, sold or had paid off discounted mortgage loans totaling $23,607,100.  During 2010, the Company recorded approximately $12,898,000 in income from the discounted mortgage loan activity, including $7,645,258 in discount accruals.  During 2011, the Company acquired an additional $17,930,217 of discounted mortgage loans at a total cost of $6,673,601, representing an average purchase price to outstanding loan of 37.2%.  During 2011, the Company settled, sold or had paid off discounted mortgage loans totaling $15,032,186.  The Company recorded approximately $8,232,000 in income from the discounted mortgage loan activity, including $3,940,275 in discount accruals.  While the Company reported income from the discounted loans, the majority of the income was the result of one-time events that occurred during the year.  The Company does not anticipate the same return going forward from the discounted commercial mortgage loan portfolio.

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

Total investment real estate holdings represent approximately 14% and 12% of the total assets of the Company, net of accumulated depreciation, at year-end 2011 and 2010, respectively. The Company has transferred several investments to real estate in the past year.  The gain on real estate is mainly attributable to the sale of timber from Cumberland Woodlands of approximately $6,313,000, which is a one-time event.  Expected returns on these investments exceed those available in fixed income securities.  However, these returns may not always be as steady or predictable.

During 2009, the Company also contributed a portion of the investment portfolio to professionally managed trading accounts as another way to combat the current low rate environment.  The accounts were established to generate a fair return while reducing risk.  Securities designated as trading are reported at fair value with gains or losses resulting from changes in fair value recognized in net investment income.  During 2010, approximately 21%, or $5,131,000, of investment income was due to this trading portfolio, yielding approximately 12.8% after fees.  During 2011, the trading portfolio had negative earnings to investment income of approximately $2,300,000.  Volatility should be expected, as well as possible losses.  Management’s target return on these accounts is 6% to 8%.

In mid August, the investment market took a sudden sharp decline.  The U.S. debt ratings were lowered and concerns of European nations’ debt and potential defaults were in the forefront.  During this time, certain of the Company’s trading securities were also negatively impacted resulting in losses of approximately $7.1 million as of year end 2011 when compared to second quarter 2011 earnings.  These losses primarily resulted from holdings relating to market volatility and options relating to U.S. Treasury securities.  The Company had a positive earnings track record in its trading securities accounts up until this point.

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

Cash and cash equivalents increased by approximately $64,000,000 comparing 2011 to 2010.  This cash will be redeployed into additional investments in 2012.  The Company has begun re-deploying its excess cash balances into BBB and BB rated corporate debt issues.  Interest spreads on these investments are higher than historic trends and Management believes this is an opportunity to enhance yields and provide more recurring investment income.

Deferred policy acquisition costs decreased 12% in 2011 compared to 2010.  Deferred policy acquisition costs, which vary with, and are primarily related to producing new business, are referred to as DAC.  DAC consists primarily of commissions and certain costs of policy issuance and underwriting, net of fees charged to the policy in excess of ultimate fees charged.  To the extent these costs are recoverable from future profits, the Company defers these costs and amortizes them with interest in relation to the present value of expected gross profits from the contracts, discounted using the interest rate credited by the policy.  The Company had $0 in policy acquisition costs deferred, $6,000 in interest accretion and $74,345 in amortization in 2011, and had $0 in policy acquisition costs deferred, $6,000 in interest accretion and $97,029 in amortization in 2010.

Cost of insurance acquired decreased approximately 9% in 2011 compared to 2010.  When an insurance company is acquired, the Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition.  The cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits.  In 2011 and 2010, amortization decreased the asset by $1,231,015 and $1,324,731, respectively.  No impairments of this asset were recorded for the periods presented.

On November 14, 2011, ACAP was merged into UTG.  Under the terms of the merger, ACAP shareholders received shares of UTG in exchange for their ACAP shares. ACAP was a 73% owned subsidiary of UG. The merger reduced the corporate structure and provided certain efficiencies and economies to the Companies.

The Company is currently in the process of merging its two life companies, American Capitol Insurance Company and Universal Guaranty Life Insurance Company.

(b)	Liabilities

The largest liability, by far, is future policy benefits.  The decrease from 2010 to 2011 in this line item was approximately 2%.  This decrease is attributable primarily to a decrease in the total future policy benefits held.  As policies in force terminate, the corresponding reserve liability held for those policies is released.  Management expects this item to continue to decline at similar rates in future periods unless an acquisition of an existing block of business occurs.

At December 31, 2011, the Company has outstanding notes payable of $9,531,645 as compared to $10,372,239 a year ago.  Approximately $3,290,000 of this debt is related to the acquisition of ACAP Corporation.  The Company has four lines of credit available for operating liquidity or acquisitions of additional lines of business.  The outstanding balances on these lines of credit were $6,000,000 and $2,290,000 as of December 31, 2011 and 2010, respectively.  The Company's debt is discussed in more detail in Note 12 to the consolidated financial statements.

A portion of the Company’s funds has been dedicated to an experienced team of market professionals with the goal of grinding out a reasonable return with lower overall volatility and reduced risk.  The portfolio contains exchange traded equities and options which have been classified as trading securities on the balance sheet.

(c)	Shareholders' Equity

Total shareholders' equity increased approximately 16% in 2011 compared to 2010.  This increase is primarily due to the net income of $6,316,615 for the year as well as unrealized gains included in other comprehensive income.

Each year, the NAIC calculates financial ratio results (commonly referred to as IRIS ratios) for each insurance company.  These ratios compare key financial data pertaining to the statutory balance sheet and income statement.  The results are then compared to pre-established normal ranges determined by the NAIC.  Results outside the range typically require explanation to the domiciliary insurance department.  At year-end 2011, UG had one ratio while AC had four ratios outside the normal range.  All variances reported were anticipated by Management.  These ratios are discussed in more detail in the Regulatory Environment discussion included in this Item 7.

Liquidity and Capital Resources

The Company has three principal needs for cash - the insurance companies’ contractual obligations to policyholders, the payment of operating expenses and servicing its outstanding debt.  Cash and cash equivalents as a percentage of total assets were 19% and 4% as of December 31, 2011 and 2010.  Fixed maturities as a percentage of total invested assets were 47% and 45% as of December 31, 2011 and 2010, respectively.

The Company's investments are predominantly in fixed maturity investments such as bonds, which provide sufficient return to cover future obligations. The Company carries all of its fixed maturity holdings as held for sale which are reported in the consolidated financial statements at their market value.

Many of the Company's products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds.  With respect to such products, surrender charges are generally sufficient to cover the Company's unamortized deferred policy acquisition costs with respect to the policy being surrendered.

Cash used in operating activities was $(10,487,204) and $(2,986,295) in 2011 and 2010, respectively.  Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline.  Management anticipates future cashflows from operations to remain similar to historic trends.

Cash provided by (used in) investing activities was $78,850,682 and $(11,480,532) for 2011 and 2010, respectively.  During 2011, fixed maturities sold made up 67% of the investments sold and matured.  The Company sold ETF’s and reinvested in low interest bonds.  In the fourth quarter, the Company sold the low interest bonds and is currently re-deploying the cash into BBB and BB rated corporate debt issues.  During 2010, more emphasis was placed on the trading securities and discounted mortgage loans.  These two investment areas accounted for 86% of investments acquired during 2010 and 79% of investments sold during 2010.

Net cash used in financing activities was $(3,921,255) and $(4,542,564) for 2011 and 2010, respectively.  Cash used in financing activities during both years was primarily the result of debt reduction.

Net policyholder contract deposits decreased approximately $419,000 in 2011 compared to 2010.    Policyholder contract withdrawals decreased approximately $382,000 in 2011 compared to 2010.  Management anticipates continued moderate declines in contract deposits and withdrawals as this block of business continues to decline.  Contract withdrawals can vary from year to year based on outside influences such as changes in interest rates, competition and other economic factors.

On December 8, 2006, UTG borrowed funds from First Tennessee Bank National Association through execution of an $18,000,000 promissory note.  The note is secured by the pledge of 100% of the common stock of UG.  The promissory note carries a variable rate of interest based on the 3 month LIBOR rate plus 180 basis points.  Interest is payable quarterly.  Principal is payable annually beginning at the end of the second year in five installments of $3,600,000.  The loan matures on December 7, 2012.  The Company made principal payments of $3,600,000 during 2011.  During 2010, the Company made principal payments of $3,600,351.  At December 31, 2011 and 2010, the outstanding principal balance on this debt was $3,291,411 and $6,891,411, respectively.

In addition to the above promissory note, First Tennessee Bank National Association also provided UTG with a revolving credit note.  During 2011, at the renewal of the note, Management decided to increase the note amount from $2,750,000 to $5,000,000 to provide for additional operating liquidity and flexibility for current operations.  This note is for a one-year term and may be renewed by consent of both parties.  The credit note is to provide operating liquidity for UTG.  The promissory note carries a variable rate of interest based on the 90-day LIBOR rate plus 2.75 percentage points, but at no time will the rate be less than 3.25%.  The collateral held on the above note also secures this credit note.  UTG had borrowings of $2,943,000 and $290,000 against this note during 2011 and 2010, respectively.  At December 31, 2011 and 2010, the outstanding principal balance on this debt was $1,000,000 and $290,000, respectively.

In November 2007, the Company became a member of the Federal Home Loan Bank (FHLB).  This membership allows the Company access to additional credit up to a maximum of 50% of the total assets of UG.  To be a member of the FHLB, UG was required to purchase shares of common stock of FHLB.  Borrowing capacity is based on 50 times each dollar of stock acquired in FHLB above the "base membership" amount.  UG's current line of credit with the FHLB is $15,000,000.  During 2011, UG had borrowings of $0 against this line of credit and repayments of $2,000,000.  During 2010, UG had borrowings of $2,000,000 and repayments of $0 at a rate of 0.25%.  At December 31, 2011 and 2010, the outstanding principal balance on this debt was $0 and $2,000,000, respectively.

In June 2006, the Company renewed a five-year contract for services related to its purchase of the “ID3” software system.  This contract was replaced effective May 28, 2011.  The new contract provides for a lifetime license for the ID3 system but obligates the Company, for a three year period, to pay $28,250 per month for hosting services; and to pay $8,666 per month for maintenance, for a five year period.  While the contract allows the Company to exit either obligation early, substantial penalties would be incurred.

UTG is a holding company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the Company in good standing with states in which it does business, and the servicing of its debt are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on management fees received from its insurance subsidiaries, stockholder dividends from its subsidiaries and earnings received on cash balances.  On December 31, 2011, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries.  The Company's insurance subsidiaries have maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.

UG is an Ohio domiciled insurance company, which requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory net income or b) 10% of statutory capital and surplus.  For the year ended December 31, 2011, UG had statutory net income of $582,217.  At December 31, 2011, UG's statutory capital and surplus amounted to $33,167,222.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid ordinary dividends of $2,930,000 and $2,725,000 to UTG in 2011 and 2010, respectively. No extraordinary dividends were paid during the two year period.

AC is a Texas domiciled insurance company, which requires notification within two business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings from operations or b) 10% of statutory surplus.  At December 31, 2011, AC statutory earnings from operations were $874,660.  At December 31, 2011, AC statutory surplus was $6,625,808.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  AC paid ordinary dividends of $600,000 and $728,130 during 2011 and 2010, respectively.  No extraordinary dividends were paid during the two year period.

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

Most states also have insurance holding company statutes, which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions.  The insurance subsidiaries are subject to such legislation and registered as controlled insurers in those jurisdictions in which such registration is required.  Statutes vary from state to state but typically require periodic disclosure, concerning the corporation that controls the registered insurers and all subsidiaries of such corporation. In addition, prior notice to, or approval by, the state insurance commission of material inter-corporate transfers of assets, reinsurance agreements, management agreements (see Note 9 to the consolidated financial statements), and payment of dividends (see Note 3 to the consolidated financial statements) in excess of specified amounts by the insurance subsidiaries, within the holding company system, are required.

Each year, the NAIC calculates financial ratio results (commonly referred to as IRIS ratios) for each company.  These ratios measure various statutory balance sheet and income statement financial information.  The results are then compared to pre-established normal ranges determined by the NAIC.  Results outside the range typically require explanation to the domiciliary insurance department.

At year-end 2011, UG had one ratio outside the normal range.  AC had four ratios outside the normal range.  Each of the ratios outside the normal range was anticipated by Management.  UG’s ratio relates to the Company’s affiliated investments.  The Company has made investments in real estate projects, which have been consolidated into these financial statements through limited liability companies.  The limited liability companies were created to provide additional risk protection to the Company.  AC’s ratios outside the normal range relate to net change in capital and surplus, gross change in capital and surplus, net income to total income and change in asset mix.  The Company’s unrealized gains shifted to unrealized losses during 2011 contributing to the drop in capital and surplus.  The drop in the net income to total income ratio is the result of the net loss recognized and drop in total income compared to 2010.  AC sold bonds and held a large cash balance at year end 2011 compared to a much lower cash balance at year end 2010.

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

*Or, 2.5 with negative trend

At December 31, 2011, UG has a ratio of approximately 3.7, which is 370% of the authorized control level.  AC’s ratio is approximately 7.0, which is 700% of the authorized control level.  Accordingly, both companies meet the RBC requirements.

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

Accounting Developments

In December 2011, Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) No 2011-12 Comprehensive Income (Topic 220) Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-12 to have a material impact on its consolidated financial statements.

In December 2011, FASB issued the ASU No. 2011-11 Balance Sheet (Topic 210) Disclosure about Offsetting Assets and Liabilities. The amendments in this Update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

In December 2011, FASB issued the ASU No. 2011-10 Property, Plant, and Equipment (Topic 360) Derecognition of in Substance Real Estate-a Scope Clarification. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should deregognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The Company does not expect the adoption of ASU 2011-10 to have a material impact on its consolidated financial statements.

In September 2011, FASB issued the ASU No. 2011-08 Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment. Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9.  Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-08 to have a material impact on its consolidated financial statements.

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

In May 2011, the FASB issued the ASU No. 2011-04 Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this Update are effective prospectively during interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

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

Interest rate risk

The Company’s exposure to interest rate changes results from a significant holding of fixed maturity investments and mortgage loans on real estate, all of which comprised approximately 63% of the investment portfolio as of December 31, 2011.  These investments are mainly exposed to changes in treasury rates.  The fixed maturities investments include U.S. government bonds, securities issued by government agencies, mortgage-backed bonds and corporate bonds.  Approximately 57% of the fixed maturities owned at December 31, 2011 are instruments of the United States government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government.

To manage interest rate risk, the Company performs periodic projections of asset and liability cash flows to evaluate the potential sensitivity of the investments and liabilities.  Management assesses interest rate sensitivity with respect to the available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward 100-basis point shifts in the prevailing interest rates.  The following tables set forth the potential amount of unrealized gains (losses) that could be caused by 100-basis point upward and downward shifts on the available-for-sale fixed maturities investments as of December 31, 2011:

Decrease in Interest Rates		Increase in Interest Rates

200 Basis Points	100 Basis Points	100 Basis Points	200 Basis Points	300 Basis Points

$32,267,000	$15,324,000	$(12,832,000)	$(23,546,000)	$(32,516,000)

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

At December 31, 2011, $8,519,064 of assets and $(5,471,475) of liabilities were classified as trading securities carried at fair value.  Included in these amounts are derivative investments with a fair value of $3,217,420 and $(4,187,885) in trading securities assets and trading securities liabilities, respectively.

At December 31, 2010, $37,029,550 of assets and $(18,429,677) of liabilities were classified as trading securities carried at fair value.  Included in these amounts are derivative investments with a fair value of $2,244,478 and $(17,246,957) in trading securities assets and trading securities liabilities, respectively.

The Company had no capital lease obligations, material operating lease obligations or purchase obligations outstanding as of December 31, 2011.

The Company has $9,531,645 in debt outstanding at December 31, 2011.

Future policy benefits reflected as liabilities of the Company on its balance sheet as of December 31, 2011, represent actuarial estimates of liabilities of future policy obligations such as expected death claims on the insurance policies in force as of the financial reporting date.  Due to the nature of these liabilities, maturity is event dependent, and therefore, these liabilities have been classified as having an indeterminate maturity.

Tabular presentation

The following table provides information about the Company’s long term debt that is sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.  The Company has no interest rate derivative financial instruments or interest rate swap contracts.

December 31, 2011
Expected maturity date

Long term debt	2012	2013	2014	2015	Thereafter	Total	Fair value

Fixed rate	29,207	31,586	34,154	36,935	108,352	240,234	227,889
Average interest rate	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%

Variable rate	3,291,411	5,000,000	0	0	0	8,291,411	8,291,411
Average interest rate	2.3%	2.3%	N/A	N/A	N/A	2.3%

Short term debt

Variable rate	1,000,000	0	0	0	0	1,000,000	1,000,000
Average interest rate	3.25%	N/A	N/A	N/A	N/A	3.25%

Equity risk

Equity risk is the risk that the Company will incur economic losses due to adverse fluctuations in a particular stock.  As of December 31, 2011 and 2010, the fair value of our equity securities was $17,299,628 and $19,021,957, respectively.  As of December 31, 2011 a 10% decline in the value of the equity securities would result in an unrealized loss of $1,729,963 as compared to an estimated unrealized loss of $1,902,196 as of December 31, 2010.  The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by the Company of future market events, but rather as an illustration of the potential impact of such an event.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Listed below are the financial statements included in this Part of the Annual Report on SEC Form 10-K:

Page No.
UTG, INC. AND CONSOLIDATED SUBSIDIARIES

Report of Management on Internal Controls Over Financial Reporting……..…..............................……..…..............................……..….....

Report of Independent Registered Public Accounting Firm
  for the years ended December 31, 2011 and 2010…………………………………………..…..…....…………………………………………
34 35
Consolidated Balance Sheets………………………………………………………………………....….……………………………………….	36
Consolidated Statements of Operations…………………………………………………..………...……………………………………………	37
Consolidated Statements of Shareholders’ Equity and Comprehensive Income………………………………………..…………………………………...…..………………………………………...	38
Consolidated Statements of Cash Flows……………………………………………………......…...….……………………………………….	39
Notes to Consolidated Financial Statements……………………………………………………......…..……………………………………....	40-64

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework contained in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”).

Based on our evaluation under the framework in the COSO Report our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

We have audited the accompanying consolidated balance sheets of UTG, Inc. (a Delaware corporation, the “Company”) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedules I, II, IV and V. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of UTG, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Brown Smith Wallace, L.L.C.

St. Louis, Missouri
March 26, 2012

UTG, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2011 and 2010

ASSETS

	2011	2010
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $107,514,400 and $142,948,693)	$124,583,177	$147,905,948
Equity securities, at fair value (cost $16,200,043 and $18,940,811)	17,299,628	19,021,957
Trading securities, at fair value (cost $9,147,237 and $34,183,252)	8,519,064	37,029,550
Mortgage loans on real estate at amortized cost	9,272,919	12,411,587
Discounted mortgage loans on real estate at amortized cost	27,467,920	47,523,860
Investment real estate	62,701,375	53,148,755
Policy loans	13,312,229	13,976,019
Total Investments	263,156,312	331,017,676

Cash and cash equivalents	82,925,675	18,483,452
Accrued investment income	1,136,741	1,609,425
Reinsurance receivables:
Future policy benefits	64,693,384	67,033,539
Policy claims and other benefits	4,029,412	4,446,940
Cost of insurance acquired	12,846,266	14,077,281
Deferred policy acquisition costs	488,266	556,958
Property and equipment, net of accumulated depreciation	1,527,285	1,478,935
Income taxes receivable	281,636	0
Other assets	2,636,280	2,883,893
Total assets	$433,721,257	$441,588,099

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
Future policy benefits	$301,393,689	$307,509,531
Policy claims and benefits payable	3,016,866	3,588,914
Other policyholder funds	636,319	810,062
Dividend and endowment accumulations	14,176,151	14,190,946
Income taxes payable	0	209,888
Deferred income taxes	13,745,751	13,381,278
Notes payable	9,531,645	10,372,239
Trading securities, at fair value (proceeds $6,288,562 and $17,387,108)	5,471,475	18,429,677
Other liabilities	9,964,313	7,967,807
Total liabilities	357,936,209	376,460,342

Shareholders' equity:
Common stock - no par value, stated value $.001 per share.
Authorized 7,000,000 shares - 3,854,610 and 3,848,079 shares issued
and outstanding	3,855	3,848
Additional paid-in capital	45,051,608	41,432,636
Retained earnings	12,651,687	6,335,072
Accumulated other comprehensive income	11,792,214	3,679,684
Total UTG shareholders' equity	69,499,364	51,451,240
Noncontrolling interest	6,285,684	13,676,517
Total shareholders' equity	75,785,048	65,127,757
Total liabilities and shareholders' equity	$433,721,257	$441,588,099

UTG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2011 and 2010

	2011	2010

Revenues:

Premiums and policy fees	$14,082,400	$16,498,551
Reinsurance premiums and policy fees	(3,935,191)	(4,107,958)
Net investment income	11,198,165	24,858,837
Other income	2,055,502	1,834,465
Revenues before realized gains (losses)	23,400,876	39,083,895
Realized investment gains (losses), net:
Other-than-temporary impairments	(4,342,784)	(1,478,970)
Other realized investment gains, net	15,905,413	838,432
Total realized investment gains (losses), net	11,562,629	(640,538)
Total revenues	34,963,505	38,443,357

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life	20,539,432	23,833,379
Reinsurance benefits and claims	(3,843,351)	(6,424,865)
Annuity	1,044,455	976,755
Dividends to policyholders	514,268	561,713
Commissions and amortization of deferred
policy acquisition costs	(941,581)	(824,850)
Amortization of cost of insurance acquired	1,231,015	1,324,731
Operating expenses	8,389,781	8,030,984
Interest expense	260,540	304,353
Total benefits and other expenses	27,194,559	27,782,200

Income before income taxes	7,768,946	10,661,157
Income tax expense	(1,265,662)	(2,278,245)

Net income	6,503,284	8,382,912

Net income attributable to noncontrolling interest	(186,669)	(786,337)

Net income attributable to common shareholders	$6,316,615	$7,596,575

Amounts attributable to common shareholders:

Basic income per share	$1.65	$1.96

Diluted income per share	$1.65	$1.96

Basic weighted average shares outstanding	3,824,444	3,874,012

Diluted weighted average shares outstanding	3,824,444	3,874,012

UTG, Inc.
AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Comprehensive Income

Period ended December 31, 2011	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity	Comprehensive Income

Balance at January 1, 2011	$3,848	$41,432,636	$6,335,072	$3,679,684	$13,676,517	$65,127,757	$0
Common stock issued during year	50	4,094,476	0	0	0	4,094,526	0
Treasury shares acquired and retired	(43)	(475,504)	0	0	0	(475,547)	0
Net income attributable to common shareholders	0	0	6,316,615	0	0	6,316,615	6,316,615
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	8,112,530	0	8,112,530	8,112,530
Contributions	0	0	0	0	0	0	0
Distributions	0	0	0	0	(3,131,271)	(3,131,271)	0
Mergers	0	0	0	0	(6,895,546)	(6,895,546)	0
Acquisitions	0	0	0	0	1,777,900	1,777,900	0
Gain attributable to noncontrolling interest	0	0	0	0	858,084	858,084	0
Balance at December 31, 2011	$3,855	$45,051,608	$12,651,687	$11,792,214	$6,285,684	$75,785,048	$14,429,145

UTG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011 and 2010

	2011	2010

Cash flows from operating activities:
Net income attributable to common shares	$6,316,615	$7,596,575
Adjustments to reconcile net income to net cash
used in operating activities net of changes in assets and liabilities resulting from the sales and purchases of subsidiaries:
Amortization (accretion) of investments	(3,964,398)	(7,530,201)
Realized investment (gains) losses, net	(11,562,629)	640,538
Unrealized trading (gains) losses included in income	1,604,757	(1,803,729)
Amortization of deferred policy acquisition costs	68,692	90,568
Amortization of cost of insurance acquired	1,231,015	1,324,731
Depreciation	1,412,661	1,311,029
Net income attributable to noncontrolling interest	186,669	786,337
Charges for mortality and administration
of universal life and annuity products	(7,353,389)	(7,709,727)
Interest credited to account balances	5,152,218	5,247,365
Change in accrued investment income	472,684	(32,226)
Change in reinsurance receivables	2,757,683	2,265,937
Change in policy liabilities and accruals	(5,037,087)	(4,007,032)
Change in income taxes payable	(4,535,859)	277,669
Change in other assets and liabilities, net	2,763,164	(1,444,129)
Net cash used in operating activities	(10,487,204)	(2,986,295)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	173,221,329	24,718,790
Equity securities available for sale	3,572,456	948,385
Trading securities	29,733,306	163,891,508
Mortgage loans	3,139,903	16,431,689
Discounted mortgage loans	15,032,186	23,607,100
Real estate	29,621,068	2,709,233
Policy loans	4,299,197	3,468,202
Short-term investments	0	700,000
Total proceeds from investments sold and matured	258,619,445	236,474,907
Cost of investments acquired:
Fixed maturities available for sale	(128,598,767)	(28,947,923)
Equity securities available for sale	(727,258)	(1,333,942)
Trading securities	(19,626,789)	(171,842,107)
Mortgage loans	(1,235)	(2,489,523)
Discounted mortgage loans	(11,122,151)	(38,323,757)
Real estate	(15,842,681)	(1,778,281)
Policy loans	(3,635,407)	(3,100,615)
Total cost of investments acquired	(179,554,288)	(247,816,148)
Purchase of property and equipment	(214,475)	(139,291)
Net cash provided by (used in) investing activities	78,850,682	(11,480,532)

Cash flows from financing activities:
Policyholder contract deposits	6,213,174	6,632,125
Policyholder contract withdrawals	(5,851,344)	(6,232,871)
Proceeds from notes payable/line of credit	7,943,000	7,290,000
Payments of principal on notes payable/line of credit	(8,783,594)	(11,320,650)
Purchase of treasury stock	(475,547)	(349,675)
Proceeds from sale of subsidiary	164,327	0
Non controlling distributions of consolidated subsidiary	(3,131,271)	(561,493)
Net cash used in financing activities	(3,921,255)	(4,542,564)

Net increase (decrease) in cash and cash equivalents	64,442,223	(19,009,391)
Cash and cash equivalents at beginning of year	18,483,452	37,492,843
Cash and cash equivalents at end of year	$82,925,675	$18,483,452

UTG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	ORGANIZATION - At December 31, 2011, the significant majority-owned subsidiaries of UTG were as depicted on the following organizational chart.

Entity	Parent	Percentage Owned
UTG, Inc. (UTG)
Universal Guaranty Life Insurance Company (UG)	UTG, Inc.	100%
American Capitol Insurance Company (AC)	Universal Guaranty Life Insurance Company	100%
Imperial Plan, Inc.(Imperial Plan)	American Capitol Insurance Company	100%
Collier Beach, LLC	Universal Guaranty Life Insurance Company	100%
Cumberland Woodlands, LLC (CW)	Universal Guaranty Life Insurance Company	100%
HPG Acquisitions, LLC (HPG)	Universal Guaranty Life Insurance Company	74%
Northwest Florida of Okaloosa Holding, LLC	Universal Guaranty Life Insurance Company	68%
Sand Lake, LLC (Sand Lake)	Universal Guaranty Life Insurance Company	100%
Stanford Wilderness Road, LLC (SWR)	Universal Guaranty Life Insurance Company	100%
Sun Valley Homes, LLC (Sun Valley)	Universal Guaranty Life Insurance Company	67%
UG Acquisitions, LLC	Universal Guaranty Life Insurance Company	100%
UTG Avalon, LLC	Universal Guaranty Life Insurance Company	100%
Wingate of St Johns Holding, LLC	Universal Guaranty Life Insurance Company	52%

UTG and its subsidiaries are collectively referred to as (“The Company”).  The Company’s significant accounting policies are summarized as follows.

B.
NATURE OF OPERATIONS - UTG is an insurance holding company.  The Company’s dominant business is individual life insurance which includes the servicing of existing insurance business in force and the acquisition of other companies in the insurance business.

C.	BUSINESS SEGMENTS - The Company has only one business segment – life insurance.
D.	BASIS OF PRESENTATION - The financial statements of UTG and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America.
E.
PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Registrant and its wholly and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

F.	INVESTMENTS - Investments are shown on the following bases:

Investments available for sale - at fair value, unrealized gains and losses deemed temporary, net of deferred income taxes, are credited or charged, as appropriate, directly to accumulated other comprehensive income or loss (a component of shareholders’ equity).  Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Operations, using the constant yield method over the period to maturity.  Net realized gains and losses on sales of held for sale securities, and unrealized losses considered to be other-than-temporary, are recorded to net realized investment gains (losses) in the Consolidated Statements of Operations.

Trading securities – at fair value, with gains or losses resulting from changes in fair value recognized in earnings.  Trading securities include exchange traded equities, exchange traded equity options, and futures.

Mortgage loans on real estate - at unpaid principal balances, adjusted for amortization of premium or discount and valuation allowances.  Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected.

Discounted mortgage loans – during 2010 and 2011, the Company purchased non-performing loans at a deep discount through an auction process led by the federal government.  In general, the discounted loans are non-performing and there is a significant amount of uncertainty surrounding the timing and amount of cash flows to be received by the Company.  Accordingly, the Company records its investment in the discounted loans at its original purchase price.  Management works the loans with the borrower to reach a settlement on the loan or they foreclose on the underlying collateral which is primarily commercial real estate.  For cash payments received during the work out process, the Company records these payments to interest income on a cash basis.  For loan settlements reached, the Company records the amount in excess of the carrying amount of the loan as a discount accretion to investment income at the closing date.  Management reviews the discount loan portfolio regularly for impairment.  If an impairment is identified (after consideration of the underlying collateral), the Company records an impairment to earnings in the period the information becomes known.

Real estate - investment real estate held for sale at lower of cost or fair value less cost to sell. Expenses to maintain the property are expensed as incurred.
Policy loans - at unpaid balances including accumulated interest but not in excess of the cash surrender value of the related policy.
Short-term investments - at amortized cost, which approximates fair value.

Realized gains and losses include sales of investments, periodic changes in fair value on trading securities, and write downs in value. If any, other-than-temporary declines in fair value are recognized in net income on the specific identification basis.

Unrealized gains and losses on investments available for sale are recognized in other comprehensive income on the specific identification basis.

With each reporting period, management reviews its investment portfolio for securities whose value has declined below amortized cost to assess whether the decline is other than temporary.  Included in the analysis are considerations of the severity and duration of the decline in fair value, the length of time expected to recover, the financial condition of the issuer, and whether the Company either plans to sell the security or it is more-likely-than-not that it will be required to sell the security before recovery of its amortized cost.  If there is deemed to be an other than temporary decline in the value of any individual equity security, the Company reclassifies the associated net unrealized loss out of accumulated other comprehensive income with a corresponding charge to investment income.  For debt securities available for sale that are determined to have an other than temporary impairment (“OTTI”), the credit component of the OTTI is recognized in earnings and the non-credit component is recognized in accumulated other comprehensive income (loss) in situations where the Company does not intend to sell the security and it is more-likely-than-not that the Company will not be required to sell the security.

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

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges.  Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances.  Interest crediting rates for universal life and interest sensitive products range from 4.0% to 5.5% as of December 31, 2011 and 2010.

J.

POLICY AND CONTRACT CLAIMS - Policy and contract claims include provisions for reported claims in process of settlement, valued in accordance with the terms of the policies and contracts, as well as provisions for claims incurred and unreported based on prior experience of the Company.  Incurred but not reported claims were $1,309,068 and $1,315,533 as of December 31, 2011 and 2010 respectively.

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

	2011	2010

Cost of insurance acquired, beginning of year	$14,077,281	$15,402,012

Interest accretion	1,711,885	1,870,852
Amortization	(2,942,900)	(3,195,583)
Net amortization
	(1,231,015)	(1,324,731)
Cost of insurance acquired, end of year	$12,846,266	$14,077,281

Estimated net amortization expense of cost of insurance acquired for the next five years is as follows:

	Interest Accretion	Amortization	Net Amortization
2012	1,564,000	2,710,000	1,146,000
2013	1,427,000	2,491,000	1,064,000
2014	1,299,000	2,285,000	986,000
2015	1,181,000	2,088,000	907,000
2016	1,072,000	1,945,000	873,000

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

The following table summarizes deferred policy acquisition costs and related data for the years shown:

	2011	2010

Deferred, beginning of year	$556,958	$647,526

Interest accretion	5,653	6,461
Amortization charged to income	(74,345)	(97,029)
Net amortization	(68,692)	(90,568)
Change for the year	(68,692)	(90,568)
Deferred, end of year	$488,266	$556,958

Estimated net amortization expense of deferred policy acquisition costs for the next five years is as follows:

	Interest Acceletion	Amortization	Net Amortization
2012	$5,000	$62,000	$57,000
2013	4,000	56,000	52,000
2014	3,000	51,000	48,000
2015	3,000	78,000	75,000
2016	2,000	76,000	74,000

M.
PROPERTY AND EQUIPMENT - Company-occupied property, data processing equipment and furniture and office equipment are stated at cost less accumulated depreciation of $3,235,642 and $3,079,922 at December 31, 2011 and 2010, respectively.  Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of three to thirty years.  Depreciation expense was $162,941 and $175,809 for the years ended December 31, 2011 and 2010, respectively.

N.

INCOME TAXES - Income taxes are reported Pursuant to FASB Codification 740-10.  Deferred income taxes are recorded to reflect the tax consequences on future periods of differences between the tax bases of assets and liabilities and their financial reporting amounts at the end of each period. The principal assets and liabilities giving rise to such differences are deferred policy acquisition costs, differences in tax basis of invested assets, cost of insurance acquired, future policy benefits, and gains on the sale of subsidiaries.

O.

EARNINGS PER SHARE - Earnings per share (EPS) are reported pursuant to FASB Codification 260-10.  The objective of both basic EPS and diluted EPS is to measure the performance of an entity over the reporting period.  Basic EPS is computed by dividing net income/(loss) attributable to common shares (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.   Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  In addition, the numerator also is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares.

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

Q.

PARTICIPATING INSURANCE - Participating business represents 10% of life insurance in force at December 31, 2011 and 2010.  Premium income from participating business represents 18% and 16% of total premiums for the years ended December 31, 2011 and 2010, respectively.  The amount of dividends to be paid is determined annually by the insurance subsidiary's Board of Directors.  Earnings allocable to participating policyholders are based on legal requirements that vary by state.

R.

RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the 2011 presentation. Such reclassifications had no effect on previously reported net income or shareholders' equity.

S.

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

T.

IMPAIRMENT OF LONG LIVED ASSETS - The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets may warrant revision or that the remaining balance of an asset may not be recoverable.  The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis.  During 2011, other-than-temporary impairments of $3,360,430 were taken on real estate as a result of appraisal valuations and management’s analysis and determination of value.  During 2011, other-than-temporary impairments of $982,354 were taken on mortgage loans as a result of appraisal valuations and management’s analysis and determination of value.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) No 2011-12 Comprehensive Income (Topic 220) Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-12 to have a material impact on its consolidated financial statements.

In December 2011, FASB issued the ASU No. 2011-11 Balance Sheet (Topic 210) Disclosure about Offsetting Assets and Liabilities. The amendments in this Update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

In December 2011, FASB issued the ASU No. 2011-10 Property, Plant, and Equipment (Topic 360) Derecognition of in Substance Real Estate-a Scope Clarification. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The Company does not expect the adoption of ASU 2011-10 to have a material impact on its consolidated financial statements.

In September 2011, FASB issued the ASU No. 2011-08 Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment. Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph ASC 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph ASC 350-20-35-9.  Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-08 to have a material impact on its consolidated financial statements.

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

In May 2011, the FASB issued the ASU No. 2011-04 Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this Update are effective prospectively during interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

3.	SHAREHOLDER DIVIDEND RESTRICTION AND MINIMUM STATUTORY CAPITAL

At December 31, 2011, substantially all of consolidated shareholders' equity represents net assets of UTG’s subsidiaries.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.  UG and AC’s dividend limitations are described below.

UG is an Ohio domiciled insurance company, which requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory net income or b) 10% of statutory capital and surplus.  For the year ended December 31, 2011, UG had statutory net income of $582,217.  At December 31, 2011, UG's statutory capital and surplus amounted to $33,167,222.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid ordinary dividends of $2,930,000 and $2,725,000 to UTG in 2011 and 2010, respectively. No extraordinary dividends were paid during the two year period.

AC is a Texas domiciled insurance company, which requires notification within two business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory earnings from operations or b) 10% of statutory surplus.  At December 31, 2011, AC statutory earnings from operations were $874,660.  At December 31, 2011 AC, statutory surplus was $6,625,808.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  AC paid ordinary dividends of $600,000 and $728,130 during 2011 and 2010, respectively.  No extraordinary dividends were paid during the two year period.

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

FASB ASC Topic 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The recognition threshold is based on a determination of whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized.  Management believes the Company has no material uncertain income tax provisions at December 31, 2011 or 2010.

The Company’s Federal income tax returns are periodically audited by the Internal Revenue Service (“IRS”).  In February 2011, the federal income tax return for 2009 of UTG underwent an IRS examination.  The examination was closed with no adjustments to the return.  There is no examination ongoing currently, nor is management aware of any pending examination by the IRS.  The statutes of limitation for the assessments of additional tax are closed for all tax years prior to 2008.  Management believes that adequate provision has been made in the consolidated financial statements for any potential assessments that may result from future tax examinations and other tax-related matters for all open tax years.

At December 31, 2011 and 2010, respectively, the Company had gross deferred tax assets of $2,879,079 and $3,243,631, and gross deferred tax liabilities of $16,624,830 and $16,624,909, resulting from temporary differences primarily related to the life insurance subsidiaries.  Allowances are established as a result of uncertainty in the Company’s ability to utilize the loss carryforwards which is dependent on generating sufficient taxable income prior to expiration of the loss carryforward.  The Company has not experienced any reductions of deferred tax assets due to the lapse of applicable statute of limitations.

The Company classifies interest and penalties on underpayment of income taxes as income tax expense.  No interest or penalties were included in the reported income taxes for the years presented.  Tax years 2008 to current remain subject to examination.  The Company has no agreements of extension of the review period currently in effect.  The Company is not aware of any potential or proposed changes to any of its tax filings.

The companies of the group file separate federal income tax returns except for ACAP, AC, and Imperial Plan, which file a consolidated life/non-life federal income tax return.  Beginning in 2012, AC and Imperial Plan will also file separate federal income tax returns as a result of the merger of ACAP during 2011.

Life insurance company taxation is based primarily upon statutory results with certain special deductions and other items available only to life insurance companies.  Income tax expense (benefits) consists of the following components:

	2011	2010

Current tax	$5,296,407	$2,710,769
Deferred tax	(4,030,745)	(432,524)
	$1,265,662	$2,278,245

The expense for income differed from the amounts computed by applying the applicable United States statutory rate of 35% before income taxes as a result of the following differences:

	2011	2010

Tax computed at statutory rate	$2,719,131	$3,731,405
Changes in taxes due to:
Valuation allowance	0	(147,521)
Non-controlling interest	(65,334)	(276,185)
Small company deduction	(623,767)	(986,502)
Other	(764,368)	(42,952)
Income tax expense (benefit)	$1,265,662	$2,278,245

The following table summarizes the major components that comprise the deferred tax liability as reflected in the balance sheets:

	2011	2010

Investments	$5,519,570	$4,751,156
Cost of insurance acquired	4,496,193	4,927,048
Deferred policy acquisition costs	170,893	194,935
Management/consulting fees	(70,554)	(80,381)
Future policy benefits	2,447,327	2,671,913
Deferred gain on sale of subsidiary	2,312,483	2,312,483
Other liabilities	(120,039)	(304,229)
Federal tax DAC	(1,010,122)	(1,091,647)
Deferred tax liability	$13,745,751	$13,381,278

5.	ANALYSIS OF INVESTMENTS, INVESTMENT INCOME AND INVESTMENT GAIN
A.	NET INVESTMENT INCOME - The following table reflects net investment income by type of investment:

	2011	2010

Fixed Maturities Available for Sale	$4,277,019	$5,577,292
Equity Securities	971,008	891,777
Trading Securities	(2,342,085)	5,143,204
Mortgage Loans	645,838	1,176,747
Discounted Mortgage Loans	8,231,832	12,897,978
Real Estate	6,820,847	6,600,327
Policy Loans	807,389	864,416
Short-term Investments	156,527	57,339
Cash and Cash Equivalents	8,396	10,761
Total Consolidated Investment Income	19,576,771	33,219,841
Investment Expenses	(8,378,606)	(8,361,004)
Consolidated Net Investment Income	$11,198,165	$24,858,837

The following table reflects net realized investment gains (losses) by type of investment:

2011	Gross Realized Gains	Gross Realized (Losses)	Net Realized Gains (Losses)

Fixed Maturities Available for Sale	$9,290,554	$(376,567)	$8,913,987
Equity Securities	0	(126,193)	(126,193)
Real Estate	7,371,693	(50,634)	7,321,059
Real Estate – OTTI	0	(3,360,430)	(3,360,430)
Mortgage Loans – OTTI	0	(982,354)	(982,354)
Consolidated Net Realized Losses	$16,662,247	$(4,896,178)	$11,766,069

2010	Gross Realized Gains	Gross Realized (Losses)	Net Realized Gains (Losses)

Fixed Maturities Available for Sale	$811,175	$(3,334)	$807,841
Fixed Maturities Available for Sale - OTTI	0	(610,254)	(610,254)
Equity Securities	0	(21,360)	(21,360)
Equity Securities – OTTI	0	(726,828)	(726,828)
Real Estate	51,949	0	51,949
Mortgage Loans – OTTI	0	(128,867)	(128,867)
Other	0	(13,019)	(13,019)
Consolidated Net Realized Losses	$863,124	$(1,503,662)	$(640,538)

B.	INVESTMENT SECURITIES

The amortized cost and estimated market values of investments in securities including investments available for sale are as follows:

2011	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$56,794,363	$13,805,565	$0	$70,599,928
States, municipalities and political subdivisions	235,000	6,317	0	241,317
Collateralized mortgage obligations	750,944	11,756	(2,973)	759,727
Public utilities	399,887	62,188	0	462,075
All other corporate bonds	49,334,206	4,901,684	(1,715,760)	52,520,130
	107,514,400	18,787,510	(1,718,733)	124,583,177
Equity securities	16,200,043	1,216,286	(116,701)	17,299,628
Total	$123,714,443	$20,003,796	$(1,835,434)	$141,882,805

2010	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$74,596,648	$4,427,285	$0	$79,023,933
States, municipalities and political subdivisions	330,000	5,198	0	335,198
Collateralized mortgage obligations	16,170,099	510,840	(6,677)	16,674,262
Public utilities	904,139	82,886	0	987,025
All other corporate bonds	50,947,807	2,320,965	(2,383,242)	50,885,530
	142,948,693	7,347,174	(2,389,919)	147,905,948
Equity securities	18,940,811	177,400	(96,254)	19,021,957
Total	$161,889,504	$7,524,574	$(2,486,173)	$166,927,905

The Company held two fixed maturity investments totaling $17,258,542 and three fixed maturity investments of $75,329,675 that exceeded 10% of shareholder’s equity at December 31, 2011 and 2010, respectively.  The Company held no equity investments that exceeded 10% of shareholders’ equity at December 31, 2011 and December 31, 2010.

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

The Company held, below investment grade investments with an amortized cost of $1,843,314 and $138,840 as of December 31, 2011 and 2010, respectively.  The investments are all classified as All Other Corporate bonds.

The fair value of investments with sustained gross unrealized losses at December 31, 2011 and 2010 are as follows:

2011	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Collateralized mortgage obligations	$7,008	(36)	$97,868	(2,937)	$104,876	(2,973)
All other corporate bonds	3,915,393	(17,574)	1,268,583	(1,698,186)	5,183,976	(1,715,760)
Total fixed maturity	$3,922,401	(17,610)	$1,366,451	(1,701,123)	$5,288,852	(1,718,733)

Equity securities	$848,032	(55,141)	$292,441	(61,560)	$1,140,473	(116,701)

2010	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Collateralized mortgage obligations	$0	0	$104,033	(6,677)	$104,033	(6,677)
All other corporate bonds	13,959,305	(413,862)	2,620,277	(1,969,380)	16,579,582	(2,383,242)
Total fixed maturity	$13,959,305	(413,862)	$2,724,310	(1,976,057)	$16,683,615	(2,389,919)

Equity securities	$1,082,748	(96,254)	$0	0	$1,082,748	(96,254)

As of December 31, 2011, the Company had five fixed maturity investments and two equity investment with unrealized losses less than 12 months, and six fixed maturity investments and one equity investments with unrealized losses greater than 12 months.  As of December 31, 2010, the Company had three fixed maturity investments and two equity investments with unrealized losses less than 12 months, and five fixed maturity investments and no equity investments with unrealized losses greater than 12 months.

The unrealized losses of fixed maturity investments were primarily due to financial market participants’ perception of increased risks associated with the current market environment.  The unrealized losses of equity investments were primarily caused by normal market fluctuations in publicly traded securities.

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary.  Based on an evaluation of the issues, including, but not limited to, intentions to sell or ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover; the length of time and amount of the unrealized loss; and the credit ratings of the issuers of the investments, the Company held nineteen investments and six investments as other-than-temporarily impaired at December 31, 2011 and 2010, respectively. The other-than-temporary impairments during 2011 were due to appraisal valuations and Management’s analysis of discounted mortgage loans and real estate.  The other-than-temporary impairments during 2010 were due to changes in expected future cash flows of investments in stocks as well as in bonds backed by trust preferred securities of banks.  In addition, the Company recognized an other-than-temporary impairment in a mortgage loan as a result of its appraisal valuation.  The other-than-temporary impairments are detailed below:

2011	Beginning Amortized Cost	OTTI Credit Loss	Ending Amortized Cost	Unrealized Loss	Carrying Value
Discounted Mortgage Loans
Cogley	$72,494	$(72,494)	$0	$0	$0

Housezing	$14,002	$(14,002)	$0	$0	$0

DC Byers	$165,495	$(165,495)	$0	$0	$0

Sahlani	$9,575	$(9,575)	$0	$0	$0

2011	Beginning Amortized Cost	OTTI Credit Loss	Ending Amortized Cost	Unrealized Loss	Carrying Value
Continued
HJ Management Corp	$12,704	$(12,704)	$0	$0	$0

Jarvis Development	$769,120	$(39,120)	$730,000	$0	$730,000

Greenway Developers	$1,268,039	$(668,039)	$600,000	$0	$600,000

First Pyramid	$925	$(925)	$0	$0	$0

Real Estate
Green Top	$597,537	$(97,537)	$500,000	$0	$500,000

First Pyramid	$123,277	$(23,277)	$100,000	$0	$100,000

Athens Trust	$2,262,352	$(1,762,352)	$500,000	$0	$500,000

Ebert & Wolf	$441,425	$(191,425)	$250,000	$0	$250,000

Platinum Auto Wash	$690,620	$(315,620)	$375,000	$0	$375,000

Pulaski County	$225,000	$(75,000)	$150,000	$0	$150,000

RLF Lexington	$102,004	$(102,004)	$0	$0	$0

Wingate of St Johns	$1,596,122	$(666,122)	$930,000	$0	$930,000

Northwest Florida	$692,374	$(62,374)	$630,000	$0	$630,000

Sand Lake	$564,719	$(64,719)	$500,000	$0	$500,000

2010	Beginning Amortized Cost	OTTI Credit Loss	Ending Amortized Cost	Unrealized Loss	Carrying Value

Bonds
Preferred Term Securities I	$416,157	$(136,935)	$279,222	$(206,924)	$72,298

Preferred Term Securities II	$2,161,808	$(473,319)	$1,688,489	$(1,621,946)	$66,543

Common Stock
Investors Heritage Capital Corp	$618,348	$(215,174)	$403,174	$0	$403,174

Amen Properties, Inc.	$1,628,432	$(456,032)	$1,172,400	$0	$1,172,400

SFF Royalty	$1,934,336	$(68,643)	$1,865,693	$0	$1,865,693

Discounted Mortgage Loans
Jarvis Development	$858,867	$(128,867)	$730,000	$0	$730,000

The amortized cost and estimated market value of debt securities at December 31, 2011, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale December 31, 2011	Amortized Cost	Estimated Market Value

Due after one year through five years	$17,463,652	$18,910,614
Due after five years through ten years	26,784,234	30,492,848
Due after ten years	62,515,570	74,419,988
Collateralized mortgage obligations	750,944	759,727
Total	$107,514,400	$124,583,177

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the consolidated statements of operations.  Trading securities include exchange traded equities, exchange traded equity options, and futures.  The fair value of trading securities included in assets was $8,519,064 and $37,029,550 as of December 31, 2011 and 2010, respectively.  The fair value of trading securities included in liabilities was $(5,471,475) and $(18,429,677) as of December 31, 2011 and 2010, respectively. Trading securities’ unrealized gains were $4,319,155 and $5,574,151 as of December 31, 2011 and 2010, respectively.  Unrealized losses due to trading securities were $(4,130,240) and $(3,770,422) as of December 31, 2011 and 2010, respectively.  Trading securities carried as liabilities are securities sold short.  A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  Realized gains and (losses) from trading securities were $(3,464,352) and $184,546 for the year ended December 31, 2011 and 2010, respectively. Trading securities are classified in cash flows from operating activities. Trading revenue charged to net income from trading securities was:

December 31, 2011	December 31, 2010

Net Realized and Unrealized Gains (Losses)	Net Realized and Unrealized Gains (Losses)

$(3,275,437)	$1,988,275

As of December 31, 2011, the Company held derivative instruments in the form of exchange-traded equity options and futures. The Company currently does not designate derivatives as hedging instruments. Exchange traded equity options and futures are matched with exchange traded equity securities in the Company’s trading portfolio, with the primary objective of generating a fair return while reducing risk.  These derivatives are carried at fair value, with unrealized gains and losses recognized in investment income.  The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2011 was $3,217,420 and $(4,187,885), respectively.  The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2010 was $2,244,478 and $(17,246,957), respectively. Realized losses due to derivatives were $(1,343,588) and $(305,247) during 2011 and 2010, respectively. Unrealized gains included in trading security assets due to derivatives were $536,761 and $1,579,071 as of December 31, 2011 and December 31, 2010, respectively. Unrealized losses included in trading security liabilities due to derivatives were $(2,476,008) and $(3,392,010) as of December 31, 2011 and December 31, 2010, respectively.

C.	INVESTMENTS ON DEPOSIT – At December 31, 2011, investments carried at approximately $9,231,000 were on deposit with various state insurance departments.

D.
MORTGAGE LOANS - The Company has in place a monitoring system to provide management with information regarding potential troubled loans.  Letters are sent to each mortgagee when the loan becomes 30 days or more delinquent.  Management is provided with a monthly listing of loans that are 60 days or more past due along with a brief description of what steps are being taken to resolve the delinquency.  All loans 90 days or more past due are placed on a non-performing status and classified as delinquent loans.  Quarterly, coinciding with external financial reporting, the Company reviews each delinquent loan and determines how each delinquent loan should be classified.  Interest accruals are analyzed based on the likelihood of repayment.  In no event will interest continue to accrue when accrued interest along with the outstanding principal exceeds the net realizable value of the property.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status. Management believes the current internal controls surrounding the mortgage loan selection process provide a quality portfolio with minimal risk of foreclosure and/or negative financial impact.  There are no mortgage loans past due as of December 31, 2011 or 2010.

A mortgage loan reserve is established and adjusted based on management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company had no mortgage loan allowance during 2011 and 2010.

E.
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

During the fourth quarter of 2009, the Company had acquired $118,368,661 of discounted mortgage loans at a total cost of $35,224,022, representing an average purchase price to outstanding loan of 29.8%.  During 2009, the Company recorded approximately $1,000,000 in income from this loan activity.  During 2010, the Company acquired an additional $111,258,867 of discounted mortgage loans at a total cost of $36,283,278, representing an average purchase price to outstanding loan of 32.6%.  Additionally, during 2010, the Company settled, sold or had paid off discounted mortgage loans totaling $23,607,100.  During 2010, the Company recorded approximately $12,898,000 in income from the discounted mortgage loan activity, including $7,645,258 in discount accruals.  During 2011, the Company acquired an additional $17,930,217 of discounted mortgage loans at a total cost of $6,673,601, representing an average purchase price to outstanding loan of 10.7%.  Additionally, during 2011, the Company settled, sold or had paid off mortgage loans totaling $29,916,298.  During 2011, the Company recorded approximately $8,232,000 in income from the discounted mortgage loan activity, including $3,940,274 in discount accruals.  While the Company reported income from the discounted loans, the majority of the income was the result of one-time events that occurred during the year.  The Company does not anticipate the same return going forward from the discounted commercial mortgage loan portfolio.

At December 31, 2011, the Company holds $9,272,919 in mortgage loans, which represents approximately 2% of total assets and $27,467,920 in discounted mortgage loans, which represents 6% of total assets.  Most mortgage loans are first position loans.  Loans issued are generally limited to no more than 80% of the appraised value of the property.  During 2011, the Company recognized an other-than-temporary impairment of $982,354 on these loans as a result of its appraisal valuation and management’s analysis and determination of value.

As of December 31, 2011, the Company’s discounted mortgage loan portfolio contained 87 loans with a carrying value of $27,467,920.  The loans’ payment performance during the past year is shown as follows:

Payment Frequency	Number of Loans	Carrying Value

No payments received	28	$2,962,026
One-time payment received	5	622,142
Irregular payments received	23	9,832,242
Periodic payments received	31	14,051,510
Total	87	$27,467,920

The following table summarizes discounted mortgage loan holdings of the Company:

Category	2011	2010

In good standing	$6,657,971	$9,665,059
Overdue interest over 90 days	5,907,192	16,192,815
Restructured	7,726,156	4,306,800
In process of foreclosure	7,176,601	17,359,186
Total discounted mortgage loans	$27,467,920	$47,523,860

Total foreclosed discounted mortgage loans during the year	$21,059,386	$8,939,548

F.
REAL ESTATE – Real estate acquired through foreclosure, consisting of properties obtained through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, is reported on an individual asset basis at the lower of cost or fair value, less disposal costs. Fair value is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. When properties are acquired through foreclosure, any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is recognized and charged to the income statement. Based upon management’s evaluation of the real estate acquired through foreclosure, additional expense is recorded when necessary in an amount sufficient to reflect any declines in estimated fair value. Gains and losses recognized on the disposition of the properties are recorded as realized gains and losses in the consolidated statements of income.

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

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities.  U.S. treasuries are in Level 1 and valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.  Equity securities that are actively traded on an exchange listed in the U.S. are also included in Level 1.  Equity security valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

Level 2 - Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.  Level 2 assets consist of fixed income investments valued based on quoted prices for identical or similar assets in markets that are not active.

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

The following table presents the level within the hierarchy at which the Company’s financial assets and financial liabilities that are measured and recorded on a recurring basis at fair value as of December 31, 2011 and 2010:

2011	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$59,735,100	$64,632,760	$215,317	$124,583,177
Equity Securities, available for sale	0	7,344,260	9,955,368	17,299,628
Trading Securities	8,519,064	0	0	8,519,064
Total	$68,254,164	$71,977,020	$10,170,685	$150,401,869

Liabilities
Trading Securities	$5,471,475	$0	$0	$5,471,475

2010	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$6,881,434	$141,024,514	$0	$147,905,948
Equity Securities, available for sale	0	19,021,957	0	19,021,957
Trading Securities	37,029,550	0	0	37,029,550
Total	$43,910,984	$160,046,471	$0	$203,957,455

Liabilities
Trading Securities	$18,429,677	$0	$0	$18,429,677

The following table represents changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities, Available for Sale	Equity Securities, Available for Sale	Total
Balance at December 31, 2010	$0	$0	$0
Transfers in to Level 3	215,317	9,955,368	10,170,685
Transfers out of Level 3	0	0	0
Balance at December 31, 2011	$215,317	$9,955,368	$10,170,685

The Level 3 securities include collateralized debt obligations of trust preferred securities issued by banks and insurance companies and certain equity securities with unobservable inputs. None of the collateral is subprime or Alt-A mortgages (loans for which the typical documentation was not provided by the borrower).

The following table presents transfers in and out of each of the valuation levels of fair value.

	2011
	In	Out	Net
Level 1	$0	$0	$0
Level 2	0	(10,170,685)	(10,170,685)
Level 3	10,170,685	0	10,170,685

Transfers into Level 3 occur when there is a lack of observable market information.  The transfers occurred at December 31, 2011.

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below.

		Fair value measurements using:
December 31, 2011	Balance 12/31/2011	Level 1	Level 2	Level 3
Discounted mortgage loans on real estate	$1,330,000	$0	$0	$1,330,000
Investment real estate	3,935,000	0	0	3,935,000

Certain assets are not carried at fair value on a recurring basis, including investments such as mortgage loans and policy loans. Accordingly such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the consolidated financial statements.

As of December 31, 2011 and 2010, the Company held $63 million and $53 million of investment real estate, respectively.  The real estate is recorded at the lower of the net investment in the loan or the fair value of the real estate less costs to sell.  The determination of fair value assessments are performed on a periodic, non-recurring basis by external appraisal and assessment of property values by management.  Management believes these fair value assessments are classified as a Level 3 valuation technique under ASC 820, Fair Value Measurements and Disclosures as of December 31, 2011 and 2010.

The financial statements include various estimated fair value information at December 31, 2011 and 2010, as required by ASC 820.  Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that guidance and does not purport to represent the aggregate net fair value of the Company.

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

The estimated fair values of the Company's financial instruments required to be valued by ASC 820 are as follows as of December 31:

	2011		2010
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed maturities available for sale	$124,583,177	$124,583,177	$147,905,948	$147,905,948
Equity securities	17,299,628	17,299,628	19,021,957	19,021,957
Trading securities	8,519,064	8,519,064	37,029,550	37,029,550
Mortgage loans on real estate	9,272,919	9,116,148	12,411,587	12,524,140
Discounted mortgage loans	27,467,920	27,467,920	47,523,860	47,523,860
Policy loans	13,312,229	13,312,229	13,976,019	13,976,019
Liabilities
Notes payable	9,531,645	9,519,300	10,372,239	10,136,433
Trading securities	5,471,475	5,471,475	18,429,677	18,429,677

7.	STATUTORY EQUITY AND INCOME FROM OPERATIONS

The Company's insurance subsidiaries are domiciled in Ohio and Texas.  The insurance subsidiaries prepare their statutory-based financial statements in accordance with accounting practices prescribed or permitted by the respective insurance department.  These principles differ significantly from accounting principles generally accepted in the United States of America.  "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC).  "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, from company to company within a state, and may change in the future. UG's total statutory shareholders' equity was approximately $33,167,000 and $30,443,000 at December 31, 2011 and 2010, respectively.  UG reported a statutory net income (exclusive of inter-company dividends) of approximately $582,000 and $4,796,000 for 2011 and 2010, respectively. AC's total statutory shareholders' equity was approximately $9,126,000 and $10,934,000 at December 31, 2011 and 2010, respectively. AC reported a statutory net income/(loss) (exclusive of inter-company dividends) of approximately ($766,000) and $964,000 for 2011 and 2010, respectively.

8.	REINSURANCE

As is customary in the insurance industry, the insurance subsidiaries cede insurance to, and assume insurance from, other insurance companies under reinsurance agreements.  Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk.  The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it.  However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies.  The Company sets a limit on the amount of insurance retained on the life of any one person.  The Company will not retain more than $125,000, including accidental death benefits, on any one life.  At December 31, 2011, the Company had gross insurance in force of $1.663 billion of which approximately $401 million was ceded to reinsurers.

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

UG entered into a coinsurance agreement with Park Avenue Life Insurance Company (PALIC) effective September 30, 1996.  Under the terms of the agreement, UG ceded to PALIC substantially all of its then in-force paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  Under the terms of the agreement, UG sold 100% of the future results of this block of business to PALIC through a coinsurance agreement.  UG continues to administer the business for PALIC and receives a servicing fee through a commission allowance based on the remaining in-force policies each month.  PALIC has the right to assumption reinsure the business, at its option, and transfer the administration.  The Company is not aware of any such plans.  PALIC and its ultimate parent, The Guardian Life Insurance Company of America (Guardian), currently hold an “A” (Excellent) and "A++" (Superior) rating, respectively, from A.M. Best.  The PALIC agreement accounts for approximately 64% of UG’s reinsurance reserve credit, as of December 31, 2011.

On September 30, 1998, UG entered into a coinsurance agreement with The Independent Order of Vikings, (IOV) an Illinois fraternal benefit society.  Under the terms of the agreement, UG agreed to assume, on a coinsurance basis, 25% of the reserves and liabilities arising from all in-force insurance contracts issued by the IOV to its members.  At December 31, 2011, the IOV insurance in-force assumed by UG was approximately $1,582,000, with reserves being held on that amount of approximately $365,000.

On June 7, 2000, UG assumed an already existing coinsurance agreement, dated January 1, 1992, between Lancaster Life Reinsurance Company (LLRC), an Arizona corporation and Investors Heritage Life Insurance Company (IHL), a corporation organized under the laws of the Commonwealth of Kentucky.  Under the terms of the agreement, LLRC agreed to assume from IHL a 90% quota share of new issues of credit life and accident and health policies that have been written on or after January 1, 1992 through various branches of the First Southern National Bank.  The maximum amount of credit life insurance that can be assumed on any one individual’s life is $15,000.  UG assumed all the rights and obligations formerly held by LLRC as the reinsurer in the agreement.  LLRC liquidated its charter immediately following the transfer.  At December 31, 2011, the IHL agreement has insurance in-force of approximately $711,000, with reserves being held on that amount of approximately $9,000.

At December 31, 1992, AC entered into a reinsurance agreement with Canada Life Assurance Company (“the Canada Life agreement”) that fully reinsured virtually all of its traditional life insurance policies. The reinsurer’s obligations under the Canada Life agreement were secured by assets withheld by AC representing policy loans and deferred and uncollected premiums related to the reinsured policies. AC continues to administer the reinsured policies, for which it receives an expense allowance from the reinsurer. At December 31, 2011, the Canada Life agreement has insurance in-force of approximately $52,560,000, with reserves being held on that amount of approximately $34,193,000. As of December 31, 2011, there remains $129,969 in profits to be generated under this treaty. Should future experience under the treaty match the experience of recent years, which cannot reliably be predicted to occur, it should take until mid 2012 to generate the remaining profits. However, regarding the uncertainty as to when the specified level may be reached, it should be noted that the experience has been erratic from year to year and the number of policies in force that are covered by the treaty diminishes each year.

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

Reinsurance agreements such as the Canada Life treaty described above are often referred to as financial reinsurance arrangements and are utilized within the insurance industry as a method of borrowing funds or statutory capital for an acquisition of a block of business or company.  The borrowed funds are generally in the form of an initial ceding commission received from the reinsurer.  The original borrowed amount is then repaid in future periods from the profits generated by the acquired block or company.  Values of the target are determined based upon an actuarial valuation and future projections.  Actual results may vary from year to year based upon the performance of the business relative to the assumptions used in the projections.  Under the terms of this agreement, all financial activity relating to the policies covered by the agreement are utilized to repay the remaining outstanding balance, which was $129,969 as of December 31, 2011.  Results under this agreement are included in various line items of the income statement, with an overall impact to net income of approximately $11,200 and $20,700 in 2011 and 2010, respectively.  The net result of the activity represents the fee paid to the reinsurer for the use of their funds or statutory capital during the duration of the agreement.

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

The Company does not have any short-duration reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2011 and 2010 were as follows:

	Shown in thousands

	2011 Premiums Earned	2010 Premiums Earned

Direct	$14,049	$16,463
Assumed	33	36
Ceded	(3,935)	(4,108)
Net Premiums	$10,147	$12,391

9.	COMMITMENTS AND CONTINGENCIES:

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

During 2009 Texas Imperial Life Insurance Company was sold. As part of this sale, the Company remains contingently liable for certain costs pending the outcome of an ongoing race-based audit on Texas Imperial Life Insurance Company by the Texas Department of Insurance.  Under the agreement, the Company is responsible for 100% of the first $50,000 of costs, $90% of the next $50,000, 75% of the third $50,000 and 50% of costs above $150,000.  Management had conservatively estimated the Company’s exposure and other costs at $50,000 based on information provided to date from the examination team.  After paying costs of $2,273 during 2011, a contingent liability of $47,727 is reflected in its financial statements as of December 31, 2011.  This contingency expires December 30, 2013.

Within the Company’s trading accounts, certain trading securities carried as liabilities represent securities sold short.  A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.

During 2010, the Company committed to invest up to $2,000,000 in Llano Music, LLC, which invests in music royalties.  Llano does capital calls as funds are needed to acquire the royalty rights.  At December 31, 2011, the Company has $1,646,000 committed that has not been requested by Llano.

On November 9, 2011, ACAP shareholders approved a proposed merger with UTG whereby ACAP shareholders received 233 shares of UTG for each share previously held of ACAP.  On November 14, 2011, the merger was completed.  Certain of the ACAP shareholders dissented to the merger requesting the courts determine the value of the ACAP shares.  The legal case is currently in the discovery phase.  The Company has established a contingent liability in its year end financial statements of $2,550,822 to conservatively cover the anticipated proceeds due to the dissenting shareholders and associated legal and other costs.

10.	RELATED PARTY TRANSACTIONS

On February 20, 2003, UG purchased $4,000,000 of a trust preferred security offering issued by FSBI.  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%.  The Company received $264,219 of dividends in 2011 and 2010.  On March 30, 2009, UG purchased $1,000,000 of FSBI common stock.  The sale and transfer of this security is restricted by the provisions of a stock restriction and buy-sell agreement.

On November 14, 2011, the merger of UTG, Inc and ACAP took place. Shareholders of ACAP received shares of UTG in exchange for their ACAP shares. ACAP was a 73% owned subsidiary of UG. The merger reduced the corporate structure and provided certain efficiencies and economies to the Companies.  All ACAP shareholders, other than UTG or UG, have the right to receive 233 shares of UTG common stock for each share of ACAP common stock they owned at closing.  Under the terms of the exchange ratio, UTG issued 50,328 shares to former ACAP shareholders.  An additional 129,548 UTG shares were not issued due to dissenting ACAP shareholders.  See discussion in note 9 relating to the ACAP dissenting shareholders.

On September 28, 2011 UTG entered a joint ownership agreement with Bandyco, LLC and First Southern National Bank, for an 8.08% interest in an aircraft. Bandyco, LLC is affiliated with Ward, F Correll, who is a director of the Company. The Company was responsible for an initial payment of $150,000 on September 30, 2011, along with a $125,000 payment on October 30, 2011. The Company will pay a monthly operational fee of $25,000 starting in November 2011 and lasting through July 2013. The aircraft is issued for business related travel by various officers and employees of the Company. For years 2011 and 2010 UTG paid $392,227 and $308,362 for costs associated with the aircraft.

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiaries, UG and AC.  Under these arrangements, each company pays its proportionate share of expenses of the entire group, based on an allocation formula.  During 2011, UG and AC paid $3,858,507 and $3,326,530, respectively.  During 2010, UG and AC paid $3,692,434 and $3,174,724, respectively.  Respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

The Company from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services the Company's mortgage loans including those covered by the participation agreements.  The Company pays a .25% servicing fee on these loans and a onetime fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $136,457 and $190,297 in servicing fees and $89,651 and $508,283 in origination fees to FSNB during 2011 and 2010, respectively.

The Company reimbursed expenses incurred by employees of FSNB relating to travel and other costs incurred on behalf of or relating to the Company.  The Company paid $15,392 and $23,763 in 2011 and 2010, respectively to FSNB in reimbursement of such costs.  In addition, the Company began reimbursing FSNB a portion of salaries and pension costs for Mr. Correll, Mr. Ditto and a third employee.  The reimbursement was approved by the UTG Board of Directors and totaled $348,610 and $433,340 in 2011 and 2010, respectively, which included salaries and other benefits.

11.	CAPITAL STOCK TRANSACTIONS

A.	STOCK REPURCHASE PROGRAM

The Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of up to $5 million of UTG's common stock.  This program can be terminated at any time.  Open market purchases are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company. Through December 31, 2011, UTG has spent $3,682,794 in the acquisition of 490,726 shares under this program.

B.	ACAP MERGER

On November 14, 2011, ACAP was merged into UTG.  The merger was a share exchange with ACAP shareholders receiving 233 UTG shares for each ACAP share held.  UTG issued 50,328 shares of common stock under this transaction.

C.	EARNINGS PER SHARE CALCULATIONS

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations as presented on the income statement.

	For the Year Ended December 31, 2011

	(Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income (Loss) attributable to Common Shareholders	$6,316,615	3,824,444	$1.65

Effect of Dilutive Securities
None	0	0

Diluted EPS
Income (Loss) attributable to Common Shareholders and Assumed Conversions	$6,316,615	3,824,444	$1.65

	For the Year Ended December 31, 2010

	(Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income (Loss) attributable to Common Shareholders	$7,596,575	3,874,012	$1.96

Effect of Dilutive Securities
None	0	0

Diluted EPS
Income (Loss) attributable to Common Shareholders and Assumed Conversions	$7,596,575	3,874,012	$1.96

In accordance with FASB ASC Topic 260 “Earnings per share,” the computation of diluted earnings per share is the same as basic earnings per share for the years ending December 31, 2011 and 2010, as there were no outstanding securities, options or other offers that give the right to receive or acquire common shares of UTG.

12.	NOTES PAYABLE AND LINES OF CREDIT

At December 31, 2011 and 2010, the Company had $9,531,645 and $10,372,239, respectively, of debt outstanding.

On December 8, 2006, UTG borrowed funds from First Tennessee Bank National Association through execution of an $18,000,000 promissory note.  The note is secured by the pledge of 100% of the common stock of UG.  The promissory note carries a variable rate of interest based on the 3 month LIBOR rate plus 180 basis points.  Interest is payable quarterly.  Principal is payable annually beginning at the end of the second year in five installments of $3,600,000.  The loan matures on December 7, 2012.  The Company made principal payments of $3,600,000 and $3,600,351 during 2011 and 2010, respectively.  At December 31, 2011 and 2010, the outstanding principal balance on this debt was $3,291,411 and $6,891,411, respectively.

In addition to the above promissory note, First Tennessee Bank National Association also provided UTG with a $5,000,000 maximum revolving credit note.  During 2010, Management decided that a reduction to a maximum $2,750,000 in this line of credit was more reasonable for current operations.  On July 14, 2011, the Company signed a Change in Terms Agreement increasing the line of credit back to 5,000,000.  This note is for a one-year term and may be renewed by consent of both parties.  The credit note is to provide operating liquidity for UTG.  The promissory note carries a variable rate of interest based on the 90-day LIBOR rate plus 2.75 percentage points, but at no time will the rate be less than 3.25%.  The collateral held on the above promissory note also secures this credit note.  During 2011 UTG had borrowings of $2,943,000 and $2,233,000 in principal payments. During 2010, UTG had borrowings of $290,000 and made no payments.  At December 31, 2011 and 2010, the outstanding principal balance on this debt was $1,000,000 and $290,000, respectively.

On April 6, 2011, UTG Avalon was extended a promissory note from First National Bank of Tennessee in the amount of $5,000,000. This note matures on January 3, 2013 and may be renewed by consent of both parties. The promissory note carries interest at a rate of 4.0%. During 2011, the Company had borrowings of $5,000,000 against this note. The funds were used to purchase a real estate investment, which serves as the collateral for the loan. At December 31, 2011 the outstanding principal balance on this debt was $5,000,000.

In November 2007, the Company became a member of the Federal Home Loan Bank (FHLB).  This membership allows the Company access to additional credit up to a maximum of 50% of the total assets of UG.  To be a member of the FHLB, UG was required to purchase shares of common stock of FHLB.  Borrowing capacity is based on 50 times each dollar of stock acquired in FHLB above the "base membership" amount.  UG's current line of credit with the FHLB is $15,000,000.  During 2011, UG made payments of $2,000,000.  During 2010, UG had borrowings of $2,000,000 against this line of credit.  At December 31, 2011 and 2010, the outstanding principal balance on this debt was $0 and $2,000,000, respectively.

On February 7, 2007, HPG Acquisitions ("HPG"), a 74% owned affiliate of the Company, borrowed funds from First National Bank of Midland, through execution of a $373,862 promissory note. The note is secured by real estate owned by the HPG. The note bears interest at a fixed rate of 5%. The first payment was due January 15, 2008. There will be 119 regular payments of $3,965 followed by one irregular last payment estimated at $44,125. HPG made repayments of $36,089 during 2011 and $34,804 during 2010.  At December 31, 2011 and 2010, the outstanding principal balance was $240,234 and $276,323, respectively.

The consolidated scheduled principal reductions on the long-term notes payable for the next five years are as follows:

Year	Amount

2012	$4,320,618
2013	5,031,586
2014	34,154
2015	36,935
2016	39,941

13.	OTHER CASH FLOW DISCLOSURES

On a cash basis, the Company paid $251,791 and $295,223 in interest expense for the years 2011 and 2010, respectively. The Company paid $5,801,521 and $1,888,000 in federal income tax for 2011 and 2010, respectively. During 2011, the Company closed on an ACAP share for UTG share transaction. All ACAP shareholders, other than UTG or UG, have the right to receive 233 shares of UTG common stock for each share of ACAP common stock they owned at closing.  Accordingly, the Company no longer reports a non-controlling interest component of equity for the minority ownership in ACAP. The difference between the carrying value of the non-controlling interest and the consideration received was recorded as a non-cash flow increase to additional paid-in capital of $4,100,000.

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

Because UTG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of December 31, 2011, approximately 52% of the Company’s total direct premium was collected from Illinois, Louisiana, Ohio, and Texas.  Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits.  Retention limits range up to $125,000 per life.  Life insurance ceded represented 24.1% of total life insurance in force at December 31, 2011.  Insurance ceded represented 27.9% of premium income for 2011.  The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

15.	COMPREHENSIVE INCOME

2011	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount

Unrealized holding gains at begging of the year	$21,268,608	$(7,444,013)	$13,824,595
Less: reclassification adjustment for gains realized in net income	8,787,793	(3,075,728)	5,712,065
Other comprehensive income	$12,480,815	$(4,368,285)	$8,112,530

2010	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount

Unrealized holding gains during period	$6,003,860	$(2,101,351)	$3,902,509
Less: reclassification adjustment for gains realized in net income	838,432	(293,451)	544,981
Other comprehensive income	$5,165,428	$(1,807,900)	$3,357,528

16.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2011

	1st	2nd	3rd	4th

Premiums & Policy Fees, Net	$2,951,292	$2,619,749	$2,217,318	$2,358,850
Net Investment Income	6,291,517	5,575,059	(4,055,513)	3,387,102
Total Revenues	11,278,431	8,717,288	(756,558)	15,724,344
Policy Benefits, Including Dividends	4,810,956	4,269,485	5,084,665	4,089,698
Commissions & Amortization of DAC & COI	95,064	88,615	61,190	44,565
Operating Expenses	2,066,337	2,064,465	1,635,300	2,623,679
Operating Income (loss)	4,248,112	2,315,765	(7,637,013)	8,842,082
Net Income (loss) Attributable to Common Shareholders	3,359,965	1,255,936	(4,687,160)	6,387,874
Basic Earnings Per Share Attributable to Common Shareholders	0.88	0.33	(1.23)	1.67
Diluted Earnings Per Share Attributable to Common Shareholders	0.88	0.33	(1.23)	1.67

	2010

	1st	2nd	3rd	4th

Premiums & Policy Fees, Net	$3,156,767	$2,429,045	$2,649,473	$4,155,308
Net Investment Income	4,322,949	4,875,160	9,659,148	5,989,431
Total Revenues	7,683,648	7,777,912	13,019,273	9,962,524
Policy Benefits, Including Dividends	4,589,416	4,233,116	4,246,015	5,878,435
Commissions & Amortization of DAC & COI	213,809	104,372	2,800	178,900
Operating Expenses	1,971,570	1,848,216	1,927,023	2,284,175
Operating Income (Loss)	812,169	1,507,615	6,766,146	1,575,227
Net Income (Loss) Attributable to Common Shareholders	335,191	1,185,300	4,659,519	1,416,565
Basic Earnings (Loss) Per Share Attributable to Common Shareholders	0.09	0.31	1.20	0.36
Diluted Earnings (Loss) Per Share Attributable to Common Shareholders	0.09	0.31	1.20	0.36

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors

In accordance with the laws of Delaware and the Certificate of Incorporation and Bylaws of UTG, as amended, UTG is managed by its executive officers under the direction of the Board of Directors.  The Board elects executive officers, evaluates their performance, works with management in establishing business objectives and considers other fundamental corporate matters, such as the issuance of stock or other securities, the purchase or sale of a business and other significant corporate business transactions.  In the fiscal year ended December 31, 2011, the Board met four times.  All directors attended at least 75% of all meetings of the board.

The Board of Directors has an Audit Committee consisting of Messrs. Perry, Albin, and Brinck. The Audit Committee performs such duties as outlined in the Company’s Audit Committee Charter.  The Audit Committee reviews and acts or reports to the Board with respect to various auditing and accounting matters, the scope of the audit procedures and the results thereof, internal accounting and control systems of UTG, the nature of services performed for UTG and the fees to be paid to the independent auditors, the performance of UTG's independent and internal auditors and the accounting practices of UTG.  The Audit Committee also recommends to the full Board of Directors the auditors to be appointed by the Board.  The Audit Committee met four times in 2011.

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

The Board of Directors has a Compensation Committee consisting of Messrs. Dayton and Brinck.  The Compensation Committee performs such duties as outlined in the Company’s Compensation Committee Charter.  The Compensation Committee reviews and acts or reports to the Board with respect to various compensation matters relative to the Company’s executive officers.

Under UTG’s By-Laws, the Board of Directors should be comprised of at least six and no more than eleven directors. At December 31, 2011, the Board consisted of eleven directors.  Shareholders elect Directors to serve for a period of one year at UTG’s Annual Shareholders’ meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors and officers of UTG file periodic reports regarding ownership of Company securities with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 as amended, and the rules promulgated there under.  UTG is not aware of any individuals who filed late with the Securities and Exchange Commission during 2011.  SEC filings may be viewed from the Company’s Web site www.utgins.com.

The Board of Directors has provided a process for shareholders to send communications directly to the Board.  These communications can be sent to James Rousey, President and Director of UTG at the corporate headquarters at 5250 South Sixth Street, Springfield, IL  62703.

Audit Committee Report to Shareholders

In connection with the December 31, 2011 financial statements, the audit committee: (1) reviewed and discussed the audited financial statements with management; (2) discussed with the auditors the matters required by Statement on Auditing Standards No. 114; and (3) received and discussed with the auditors the matters required by Independence Standards Board Statement No.1.  Based upon these reviews and discussions, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K filed with the SEC.

William W. Perry -	Committee Chairman
John S. Albin
Joseph A. Brinck, II

The following information with respect to business experience of the Board of Directors has been furnished by the respective directors or obtained from the records of UTG.

Directors

Name, Age	Position with the Company, Business Experience and Other Directorships
John S. Albin, 83

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

Randall L. Attkisson, 66

Director of UTG since 1999; Director of ACAP Corporation and American Capitol Insurance Company since 2006; Director of Texas Imperial Life Insurance Company from 2006 to 2009; Director of First Southern Bancorp, Inc., a bank holding company, since 1986; Board Chairman of Young Life Raceway Region (Kentucky/Indiana) from 2008 to 2011; Partner of Bluegrass Financial Holdings Subs/Affiliates since 2008; Advisory Director of Kentucky Christian Foundation since 2002; Director of The River Foundation, Inc. since 1990; President of Randall L. Attkisson & Associates from 1982 to 1986; Commissioner of Kentucky Department of Banking & Securities from 1980 to 1982; Self-employed Banking Consultant in Miami, FL from 1978 to 1980.

Joseph A. Brinck, II, 56

Director of UTG since 2003; CEO of Stelter & Brinck, LTD, a full service combustion engineering and manufacturing company from 1979 to present; President of Superior Thermal, LTD from 1990 to present; President of Sanctity of Life Foundation since 2001 and Vice President of Ruah Woods Ministry since 2011.  Currently holds Professional Engineering Licenses in Kentucky, Indiana and Illinois.

Jesse T. Correll, 55

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

Ward F. Correll, 83

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

Thomas F. Darden, 57

Mr. Darden is the Chief Executive Officer of Cherokee Investment Partners, a private equity fund that invests in brownfields.  Cherokee made its first brownfield investment in 1990 and has since raised five funds:  $50 million in 1996, $250 million in 1999, $620 million in 2003 and $1.4 billion in 2006.     Beginning in 1984, Mr. Darden served for 16 years as the Chairman of Cherokee Sanford Group, a brick manufacturing and soil remediation company.  From 1981 to 1983, he was a consultant with Bain & Company in Boston.  From 1977 to 1978, he worked as an environmental planner for the Korea Institute of Science and Technology in Seoul, where he was a Henry Luce Foundation Scholar.  Mr. Darden is on the Boards of Shaw University and the Institute for The Environment at the University of North Carolina.  He was Chairman of the Research Triangle Transit Authority and served two terms on the N.C. Board of Transportation.  Mr. Darden serves on the Board of Governors of the Research Triangle Institute.  Mr. Darden earned a Masters in Regional Planning from the University of North Carolina, a Juris Doctor from Yale Law School and a Bachelor of Arts from the University of North Carolina, where he was a Morehead Scholar.  He and his wife, Jody, have three children.

Howard L. Dayton, Jr., 68

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

Daryl J. Heald, 47

Mr. Heald started in commercial real estate with the Allen Morris Company and then spent four years at Triaxia Partners Consulting Firm, both in Atlanta, Georgia.  He later began serving as an associate trustee and executive committee member of the Maclellan Foundation and Senior Vice President from 2008 to 2010.  In 2000, Daryl helped launch Generous Giving, Inc. and served as its President until January 2008.  Mr. Heald founded Giving Wisely in 2008.  Giving Wisely seeks to serve families on their journey of generosity by helping to connect their needs and passions with knowledge, experiences, opportunities, and relationships.  Daryl also serves on the boards of Crown Financial Ministries, ProVision Foundation, the Haggai Institute, Chattanooga Football Club and is an elder at Lookout Mountain Presbyterian Church.  Mr. Heald became a director of UTG, Inc. in September 2008.  He holds a B.S. degree in economics from Westmont College.  Daryl and his wife, Cathy, live in Lookout Mountain, Georgia with their six children.

Peter L. Ochs, 60

Mr. Ochs is founder of Capital III, a private equity investment firm located in Wichita, Kansas.  Capital III specialized in impact investing with a focus on the US and Latin America.  Prior to founding Capital III, Mr. Ochs spent 8 years in the commercial banking industry.  Mr. Ochs graduated from the University of Kansas with a degree in business and finance.  Mr. Ochs serves on the boards of UTG, Inc., the American Independence Funds and Trinity Academy.  Mr. Ochs is married to Deborah and they have 2 children and 3 grandchildren.

William W. Perry, 55

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

James P. Rousey, 53

President since September 2006, Director of UTG and Universal Guaranty Life Insurance Company since September 2001; President and Director of ACAP Corporation and American Capitol Insurance Company since 2006; President and Director of Texas Imperial Life Insurance Company from 2006 to 2009; Regional CEO and Director of First Southern National Bank from 1988 to 2001. Board Member with the Illinois Fellowship of Christian Athletes from 2001-2005; Board Member with Contact Ministries from 2007-2011; Board Member with Amigos En Cristo, Inc from 2007-2009.

Executive Officers of UTG

More detailed information on the following executive officers of UTG appears under "Directors":

Jesse T. Correll	Chairman of the Board and Chief Executive Officer
James P. Rousey	President

Other executive officers of UTG are set forth below:

Name, Age	Position with UTG and Business Experience
Theodore C. Miller, 49

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

Douglas P. Ditto, 56

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Table

The following table sets forth certain information regarding compensation paid to or earned by UTG's Chief Executive Officer and President, and each of the executive officers of UTG whose salary plus bonus exceeded $100,000 during UTG's last fiscal year:

Summary Compensation Table
Name and Principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Nonqualified Deferred Comp Earnings	All Other Comp (1)		Total
Jesse T. Correll Chief Executive Officer	2011	150,000	50,000	0	0	0	0	6,000	(1)	206,000
	2010	145,415	50,000	0	0	0	0	4,662	(1)	200,077
	2009	140,550	0	0	0	0	0	4,323	(1)	144,873
James P. Rousey President	2011	145,000	35,000	0	0	0	0	7,615	(2)	187,615
	2010	142,708	25,000	0	0	0	0	5,975	(2)	173,683
	2009	140,000	0	0	0	0	0	983	(2)	140,983
Theodore C. Miller Secretary/Senior Vice President	2011	110,000	25,000	0	0	0	0	720	(3)	135,720
	2010	110,000	20,000	0	0	0	0	1,249	(3)	131,249
	2009	110,000	0	0	0	0	0	1,490	(3)	111,490
Douglas P. Ditto Chief Investment Officer appointed 7/17/2009	2011	100,050	50,000	0	0	0	0	3,951	(1)	154,001
	2010	100,045	25,000	0	0	0	0	3,001	(1)	128,046
	2009	100,000	0	0	0	0	0	3,077	(1)	103,077
Douglas A. Dockter (5) Vice President	2011	100,000	6,500	0	0	0	0	2,820	(4)	109,320
	2010	100,000	5,500	0	0	0	0	2,295	(4)	107,795
	2009	100,000	0	0	0	0	0	1,420	(4)	101,420

(1)	All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan.
(2)

All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan of $1,269, $575 and $263, group life insurance premiums of $720, $720 and $720, and country club membership fees of $5,626, $4,680 and $0 during 2011, 2010 and 2009 respectively.

(3)

All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan of $0, $529 and $770 and group life insurance premiums of $720, $720 and $720 during 2011, 2010 and 2009 respectively.

(4)

All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan of $2,100, $2,084 and $700 and group life insurance premiums of $720, $720 and $720 during 2011, 2010, and 2009 respectively.

(5)	Mr. Douglas A. Dockter is not considered an executive officer of UTG, but is included in this table pursuant to compensation disclosure requirements.

Option/SAR Grants/Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

At December 31, 2011 there were no shares of the common stock of UTG subject to unexercised options held by the named executive officers.  There were no options or stock appreciation rights granted to the named executive officers for the past three fiscal years.

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

Director Compensation
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jesse Thomas Correll Chief Executive Officer	0	0	0	0	0	0	0
Randall Lanier Attkisson Director	3,300	0	0	0	0	0	3,300
James Patrick Rousey President	0	0	0	0	0	0	0
John Sanford Albin Director	3,300	0	0	0	0	0	3,300
Joseph Anthony Brinck, II Director	3,600	0	0	0	0	0	3,600
Ward Forrest Correll Director	3,300	0	0	0	0	0	3,300
William Wesley Perry Director (1)	3,300	0	0	0	0	0	3,300
Thomas Francis Darden, II Director (1)	3,600	0	0	0	0	0	3,600
Peter Loyd Ochs Director	3,600	0	0	0	0	0	3,600
Howard Lape Dayton Director	3,300	0	0	0	0	0	3,300
Daryl Jack Heald Director	3,300	0	0	0	0	0	3,300

(1)  Messrs. Darden and Perry have their fees donated to various charitable organizations.

Report on Executive Compensation

Introduction

The Compensation Committee of the Board of Directors is responsible for determining and recommending to the full Board of Directors the compensation of the Company’s executive officers.  The Compensation Committee strongly believes that UTG's executive officers directly impact the short-term and long-term performance of UTG.  With this belief and the corresponding objective of making decisions that are in the best interest of UTG's shareholders, the Compensation Committee places significant emphasis on the design and administration of UTG's executive compensation plans.

Company management may be requested by the Compensation Committee to provide support such as to attend portions of meetings, make recommendations to the Compensation Committee and perform various day-to-day administrative functions on behalf of the committee.  The Committee further has the authority to engage outside advisors, experts and other professionals to assist it.  No such outside persons were engaged during 2011 or 2010.

The Company’s philosophy regarding compensation of executive officers is generally one of executive officers qualify for the same benefits and opportunities as provided to all of the employees of the Company.  Special or unique perquisites to executive officers not provided to all employees amount to less than $10,000 to any one individual.  The Company maintains a membership to a local country club that can only be utilized by the President.  During 2009, this membership was suspended for a period of one year at the President’s request in an effort to further reduce expenses during the economic turmoil.  During 2011 and 2010, the Company paid $5,626 and $4,680, respectively, to maintain this membership.

The Compensation Committee periodically reviews the Company’s compensation philosophy.  From time to time, as necessary, the committee may modify the compensation philosophy, principles or goals.  The compensation program is applied to our named executive officers in a fashion similar to its application to the Chief Executive Officer.  Any differences are due to difference in job scope and market compensation for various positions.

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

Executive Compensation Elements

The total compensation package for the executive officers of UTG consists of multiple elements.  The Compensation Committee considers market compensation comparisons as it determines the elements, appropriate levels and mix of compensation to be paid to the executive officers in order to retain the executives necessary to the successful operation of the Company.  The committee does not operate with rigid standards, rather, it works using a competitive market range.  Many factors are considered in determining compensation, including the responsibilities assumed by the executive, the scope of the executive's position, experience, length of service, individual performance and internal equity considerations. In addition to a base salary, increased compensation of current and future executive officers of the Company will be determined using a “performance based” philosophy.  UTG’s financial results are analyzed and future increases to compensation will be proportionately based on the profitability of the Company.

Base Salary. The Board of Directors through recommendations from the Compensation Committee, establishes base salaries at a level intended to be within the competitive market range of comparable companies.

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

Chief Executive Officer

On March 27, 2000, Jesse T. Correll assumed the position of Chairman of the Board and Chief Executive Officer of UTG and each of its affiliates.  Under Mr. Correll’s leadership, he declined to receive a salary, bonus or other forms of compensation for his duties with UTG and its affiliates in the year 2000.  In March 2001, the Board of Directors approved an annual salary for Mr. Correll of $75,000, payment of which began on April 1, 2001. As a reflection of Mr. Correll’s leadership, the compensation of current and future executive officers of the Company will be determined by the Board of Directors using a “performance based” philosophy. The Board of Directors will consider UTG’s financial results and future compensation decisions will be proportionately based on the profitability of the Company.  At the June 2007 meeting, members of the Board approved a salary increase for Mr. Correll to $150,000 annually.  The increase became effective July 1, 2007.  Additionally a $25,000 bonus was approved based on 2006 results.  No bonus was paid during 2007, 2008 or 2009 based on results of the previous years.  Effective January 1, 2009, Mr. Correll voluntarily reduced his annual salary by $10,000.  In June 2010, the Board of Directors reinstated Mr. Correll’s base salary back to $150,000   In December 2010, the Board of Directors approved a bonus of $50,000 for Mr. Correll based on 2010 financial results of the Company.  In December 2011, the Executive Compensation Committee approved a bonus of $50,000 based on the Company’s 2011 financial results.

Conclusion

The Compensation Committee believes this executive compensation plan provides a competitive and motivational compensation package to the executive officer team necessary to produce the results UTG strives to achieve.  The committee also believes the executive compensation plan addresses both the interests of the shareholders and the executive team.

Compensation Committee Report

The Compensation Committee of the Board of Directors of UTG has reviewed and discussed the Compensation Disclosure and Analysis required by Item 402(b) of SEC Regulation S-K with Company management.  Based on these reviews and discussions, the Compensation Committee recommended to the Board of Directors that this report on executive compensation be included with this filing.

Executive Compensation Committee

Howard L. Dayton	Joseph A. Brinck, II

Compensation Committee Interlocks and Insider Participation

The UTG Compensation Committee makes recommendations to the full Board of Directors on decisions regarding executive officer compensation who make the final determination.  The following persons served as directors of UTG during 2011 and were officers or employees of UTG or its affiliates during 2011: Jesse T. Correll and James P. Rousey.  Accordingly, these individuals have participated in decisions related to compensation of executive officers of UTG and its subsidiaries.

During 2011, Jesse T. Correll and James P. Rousey, executive officers of UTG, UG, ACAP and AC, were also members of the Board of Directors of UG, ACAP and AC.

Jesse T. Correll is a director and executive officer of FSBI and participates in compensation decisions of FSBI.  FSBI owns or controls directly and indirectly approximately 38.8% of the outstanding common stock of UTG.

Performance Graph

The following graph compares the cumulative total shareholder return on UTG’s Common Stock during the five fiscal years ended December 31, 2011 with the cumulative total return on the NASDAQ Composite Index Performance and the NASDAQ Insurance Index (1).  The graph assumes that $100 was invested on December 31, 2006 in each of the Company’s common stock, the NASDAQ Composite Index, and the NASDAQ Insurance Stock Index, and that any dividends were reinvested.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Holders of Securities

The following tabulation sets forth the name and address of the entity known to be the beneficial owners of more than 5% of UTG’s common stock and shows:  (i) the total number of shares of common stock beneficially owned by such person as of February 1, 2012 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of common stock so owned as of the same date.

Title		Amount	Percent
of	Name and Address	and Nature of	Of
Class	of Beneficial Owner (2)	Beneficial Ownership	Class (1)

Common	Jesse T. Correll	91,058	(3)	2.3%
Stock, no	First Southern Bancorp, Inc.	1,506,785	(3)(4)	38.8%
par value	First Southern Funding, LLC	341,997	(3)(4)	8.8%
	First Southern Holdings, LLC	1,277,716	(3)(4)	32.9%
	Ward F. Correll	268,906	(5)	6.9%
	WCorrell, Limited Partnership	72,750	(3)	1.9%
	Cumberland Lake Shell, Inc.	257,501	(5)	6.6%
	Total (6)	2,208,746		56.9%

(1)	The percentage of outstanding shares is based on 3,879,333 shares of common stock outstanding as of February 1, 2012.
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

(3)

The share ownership of Jesse Correll listed includes 18,308 shares of common stock owned by him individually.  The share ownership of Mr. Correll also includes 72,750 shares of Common Stock held by WCorrell, Limited Partnership, a limited partnership in which Jesse Correll serves as managing general partner and, as such, has sole voting and dispositive power over the shares held by it.

In addition, by virtue of his ownership of voting securities of FSF and FSBI, and in turn, their ownership of 100% of the outstanding membership interests of FSH, Jesse Correll may be deemed to beneficially own the total number of shares of common stock owned by FSH (as well as the shares owned by FSBI directly), and may be deemed to share with FSH (as well as FSBI) the right to vote and to dispose of such shares.  Mr. Correll owns approximately 76.52% of the outstanding membership interests of FSF; he owns directly approximately 48.17%, companies he controls own approximately 12.74%, and he has the power to vote but does not own an additional 3% of the outstanding voting stock of FSBI.  FSBI and FSF in turn own 99% and 1%, respectively, of the outstanding membership interests of FSH.

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

Security Ownership of Management of UTG

The following tabulation shows with respect to each of the directors of UTG, with respect to UTG’s chief executive officer and President, and each of UTG’s executive officers whose salary plus bonus exceeded $100,000 for fiscal 2011, and with respect to all executive officers and directors of UTG as a group:  (i) the total number of shares of all classes of stock of UTG or any of its parents or subsidiaries, beneficially owned as of February 1, 2012 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of stock so owned, and granted stock options available as of the same date.

Title	Directors, Named Executive	Amount	Percent
of	Officers, & All Directors &	and Nature of	Of
Class	Executive Officers as a Group	Ownership	Class (1)

UTG’s	John S. Albin	10,503	(4)	*
Common	Randall L. Attkisson	5,615	(2)	*
Stock, no	Joseph A. Brinck, II	12,225		*
par value	Jesse T. Correll	1,939,840	(3)	50.0%
	Ward F. Correll	268,906	(5)	6.9%
	Thomas F. Darden	60,465		1.6%
	Howard L. Dayton, Jr.	4,548		*
	Douglas P. Ditto	0		*
	Daryl J. Heald	21,739	(6)
	Theodore C. Miller	8,557		*
	Peter L. Ochs	2,000	(6)	*
	William W. Perry	120,000		3.1%
	James P. Rousey	0		*
	All directors and executive officers as a group (thirteen in number)	2,454,398		63.3%

* Less than 1%

(1)	The percentage of outstanding shares for UTG is based on 3,879,333 shares of common stock outstanding as of February 1, 2012.
(2)

Randall L. Attkisson holds minority ownership positions in certain of the companies listed as owning UTG common stock including First Southern Bancorp, Inc.  Ownership of these shares is reflected in the ownership of Jesse T. Correll.

(3)

The share ownership of Mr. Jesse Correll includes 18,308 shares of UTG, Inc common stock owned by him individually, 229,069 shares of UTG, Inc common stock held by First Southern Bancorp, Inc. and 341,997 shares of UTG, Inc common stock owned by First Southern Funding, LLC.  The share ownership of Mr. Correll also includes 72,750 shares of UTG, Inc common stock held by WCorrell, Limited Partnership, a limited partnership in which Mr. Correll serves as managing general partner and, as such, has sole voting and dispositive power over the shares held by it.   In addition, by virtue of his ownership of voting securities of First Southern Funding, LLC and First Southern Bancorp, Inc., and in turn, their ownership of 100% of the outstanding membership interests of First Southern Holdings, LLC (the holder of 1,277,716 shares of UTG, Inc common stock), Mr. Correll may be deemed to beneficially own the total number of shares of UTG, Inc common stock owned by First Southern Holdings, and may be deemed to share with First Southern Holdings the right to vote and to dispose of such shares. Mr. Correll owns approximately 76.52% of the outstanding membership interests of First Southern Funding; he owns directly approximately 48.17%, companies he controls own approximately 12.74%, and he has the power to vote but does not own an additional 3% of the outstanding voting stock of First Southern Bancorp.  First Southern Bancorp and First Southern Funding in turn own 99% and 1%, respectively, of the outstanding membership interests of First Southern Holdings.

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

On February 20, 2003, UG purchased $4,000,000 of a trust preferred security offering issued by FSBI.  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%.  The Company received $264,219 of dividends in 2011 and 2010.  On March 30, 2009, UG purchased $1,000,000 of FSBI common stock.  The sale and transfer of this security are restricted by the provisions of a stock restriction and buy-sell agreement.

On November 14, 2011, the merger of UTG, Inc and ACAP took place. Shareholders of ACAP received shares of UTG in exchange for their ACAP shares. ACAP was a 73% owned subsidiary of UG. The merger reduced the corporate structure and provided certain efficiencies and economies to the Company.  All ACAP shareholders, other than UTG or UG, have the right to receive 233 shares of UTG common stock for each share of ACAP common stock they owned at closing.  Under the terms of the exchange ratio, UTG issued 50,328 shares to former ACAP shareholders.  An additional 129,548 UTG shares were not issued due to dissenting ACAP shareholders.

On September 28, 2011 UTG entered a joint ownership agreement with Bandyco, LLC and First Southern National Bank, for an 8.08% interest in an aircraft. Bandyco, LLC is affiliated with Ward, F Correll, who is a director of the Company. The Company is responsible for an initial payment of $150,000 on September 30, 2011, along with a $125,000 payment on October 30, 2011. The Company will pay a monthly operational fee of $25,000 starting in November 2011 and lasting through July 2013. The aircraft is issued for business related travel by various officers and employees of the Company. For years 2011 and 2010 UTG paid $397,227 and $308,362 for costs associated with the aircraft.

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiaries, UG and AC.  Under these arrangements, each company pays its proportionate share of expenses of the entire group, based on an allocation formula.  During 2011, UG and AC paid $3,858,507 and $3,326,530, respectively.  During 2010, UG and AC paid $3,692,434 and $3,174,724, respectively.

Respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

The Company from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services the Company's mortgage loans including those covered by the participation agreements.  The Company pays a .25% servicing fee on these loans and a onetime fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $136,457 and $190,297 in servicing fees and $89,651 and $508,283 in origination fees to FSNB during 2011 and 2010, respectively.

The Company reimbursed expenses incurred by employees of FSNB relating to travel and other costs incurred on behalf of or relating to the Company.  The Company paid $15,392 and $23,763 in 2011 and 2010, respectively to FSNB in reimbursement of such costs.  In addition, the Company began reimbursing FSNB a portion of salaries and pension costs for Mr. Correll, Mr. Ditto and a third employee.  The reimbursement was approved by the UTG Board of Directors and totaled $348,610 and $433,340 in 2011 and 2010, respectively, which included salaries and other benefits.

On July 5, 2011 UG paid a cash dividend of $1,600,000 to UTG.  On December 23, 2011 UG paid an additional cash dividend of $1,330,000 to UTG.  On July 2, 2010, UG paid a cash dividend of $1,100,000 to UTG.  On December 6, 2010, UG paid an additional dividend of $1,625,000 to UTG.  On March 29, 2011 AC paid a cash dividend of $600,000 to ACAP.  On May 10, 2010, AC paid a cash dividend of $728,130 to ACAP.  These dividends were comprised entirely of ordinary dividends.  No regulatory approvals were required prior to the payment of these dividends.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Brown Smith Wallace LLC (“BSW”) served as UTG’s independent certified public accounting firm for the fiscal years ended December 31, 2011 and 2010.  In serving their primary function as outside auditor for UTG, BSW performed the following audit services: examination of annual consolidated financial statements; assistance and consultation on reports filed with the Securities and Exchange Commission; and assistance and consultation on separate financial reports filed with the State insurance regulatory authorities pursuant to certain statutory requirements.

Audit Fees.  Audit fees paid for these audit services in the fiscal year ended December 31, 2011 and 2010 totaled $178,250 and $95,150, respectively and audit fees billed for quarterly reviews of the Company’s financial statements totaled $19,500 and $19,500 for the year 2011 and 2010, respectively.

Audit Related Fees. No audit related fees were incurred by the Company from BSW for the fiscal years ended December 31, 2011 and 2010.

Tax Fees.  The Company paid $15,183 and $13,500 to BSW relating to certain tax advice and electronic filing of certain federal income tax returns of the Company for the years ended December 31, 2011 and 2010.

All Other Fees.  The Company paid $17,345 to BSW for services relating to state insurance exams and SEC filings for the year ended December 31, 2011.  The Company paid $20,000 to BSW for services relating to a SAS 70 audit of the Company for the year ended December 31, 2010.  The audit committee approved the above work and fees of BSW.

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

Index to Exhibits incorporated herein by this reference (See pages 80-81).

INDEX TO EXHIBITS

Exhibit
Number

2.1	(1)	Agreement and Plan of Merger of United Trust Group, Inc., An Illinois Corporation with and into UTG, Inc., A Delaware Corporation dated as of July 1, 2005, including exhibits thereto.
2.2	(2)	Stock Purchase Agreement, dated August 7, 2006, between UTG, Inc. and William F. Guest and John D. Cornett
2.3	(2)	Amendment No. 1, dated September 6, 2006, to the Stock Purchase Agreement, dated August 7, 2007, between UTG, Inc. and William F. Guest and John D. Cornett
2.4	(2)	Amendment No. 2, dated November 22, 2006, to the Stock Purchase Agreement, dated August 7, 2006, as amended, between UTG, Inc. and William F. Guest and John D. Cornett.
3.1	(1)	Certificate of Incorporation of the Registrant and all amendments thereto.
3.2	(1)	By-Laws for the Registrant and all amendments thereto.
4.1	(4)	UTG’s Agreement pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K with respect to long-term debt instruments.
10.1	(2)	Promissory note dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.
10.2	(2)	Revolving credit note dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.
10.3	(4)	Change in Terms Agreement dated May 11, 2010 to the revolving credit note dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.
10.4		Change in Terms Agreement dated July 14, 2011 to the revolving credit note dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.
10.5	(2)	Loan Agreement dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.
10.6	(2)	Commercial pledge agreement dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.
10.7	(2)	Negative pledge agreement dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association.
10.8		Line of Credit dated December 28, 2011, between UTG Avalon, LLC and First National Bank of Tennessee.
10.9	(2)	Administrative Services and Cost Sharing Agreement dated as of January 1, 2007 between UTG, Inc. and American Capitol Insurance Company
10.10	(3)	Administrative Services and Cost Sharing Agreement dated as of January 1, 2007 between UTG, Inc. and Universal Guaranty Life Insurance Company
10.11	(4)	Amendment to Reinsurance Agreement between Universal Guaranty Life Insurance Company and Optimum Re Insurance Company originally with Business Men’s Assurance Company of America
10.12	(4)	Reinsurance Agreement between Universal Guaranty Life Insurance Company and Swiss RE originally with Life Reassurance Corporation of America
10.13	(4)	Assumption Reinsurance Agreement between Universal Guaranty Life Insurance Company and Park Avenue Life Insurance Company formerly known as First International Life Insurance Company
10.14	(4)	Aircraft Lease Agreement
10.15		Aircraft Joint Ownership Agreement
10.16	(4)	General Agreement regarding Mortgage Loans by and between First Southern National Bank and Universal Guaranty Life Insurance Company
10.17	(4)	Loan Participation Agreement
10.18		StoneRiver Master Agreement
14.1	(1)	Code of Ethics and Business Conduct
14.2	(1)	Code of Ethical Conduct for Senior Financial Officers
21.1		List of Subsidiaries of the Registrant.
31.1		Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2		Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1		Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to 18 U.S.C. Section 1350.
32.2		Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to 18 U.S.C. Section 1350.
99.1	(1)	Audit Committee Charter.
99.2	(1)	Whistleblower Policy
99.3		Compensation Committee Charter
99.4		Investment Committee Charter
101		XBRL Interactive Data File

Footnote:

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K, File No. 0-16867, as of December 31, 2005.
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K, File No. 0-16867, as of December 31, 2006
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K, File No. 0-16867, as of December 31, 2007
(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K, File No. 0-16867, as of December 31, 2010

UTG, INC.
SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES
As of December 31, 2011

			Schedule I

Column A	Column B	Column C	Column D

			Amount at
			Which Shown
			in Balance
	Cost	Value	Sheet
Fixed maturities:
Bonds:
United States Government and
government agencies and authorities	$0	$0	$0
State, municipalities, and political
subdivisions	0	0	0
Collateralized mortgage obligations	0	0	0
Public utilities	0	0	0
All other corporate bonds	0	0	0
Total fixed maturities	0	$0	0

Investments held for sale:
Fixed maturities:
United States Government and
government agencies and authorities	56,794,363	$70,599,928	70,599,928
State, municipalities, and political
subdivisions	235,000	241,317	241,317
Collateralized mortgage obligations	750,944	759,727	759,727
Public utilities	399,887	462,075	462,075
All other corporate bonds	49,334,206	52,520,130	52,520,130
	107,514,400	$124,583,177	124,583,177

Equity securities:
Banks, trusts and insurance companies	10,206,500	$10,482,368	10,482,368
All other corporate securities	5,993,543	6,817,260	6,817,260
	16,200,043	$17,299,628	17,299,628

Trading securities:	9,147,237	8,519,064	8,519,064

Mortgage loans on real estate	36,740,839		36,740,839
Investment real estate	62,701,375		62,701,375
Real estate acquired in satisfaction of debt	0		0
Policy loans	13,312,229		13,312,229
Other long-term investments	0		0
Short-term investments	0		0
Total investments	$245,616,123		$263,156,312

UTG, Inc.
Schedule II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

(a)	The condensed financial information should be read in conjunction with the consolidated financial statements and notes of UTG, Inc. and Consolidated Subsidiaries.

UTG, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT ONLY BALANCE SHEETS
As of December 31, 2011 and 2010

		Schedule II

	2011	2010

ASSETS

Investment in affiliates	$78,514,156	$58,421,342
Cash and cash equivalents	133,460	(44,270)
F.I.T. Recoverable	0	3,851
Accrued interest income	0	34,601
Note receivable from affiliate	0	2,682,849
Receivable from affiliate	149,371	0
Other assets	23,988	24,864
Total assets	$78,820,975	$61,123,237

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Notes payable	$4,291,411	$7,181,411
Payable to affiliate (net)	0	13,946
F.I.T. Payable	9,311	0
Deferred income taxes	2,241,930	2,232,102
Other liabilities	2,778,959	244,538
Total liabilities	9,321,611	9,671,997

Shareholders' equity:
Common stock, net of treasury shares	3,855	3,848
Additional paid-in capital, net of treasury	45,051,608	41,432,636
Retained earnings (accumulated deficit)	12,651,687	6,335,072
Accumulated other comprehensive
income of affiliates	11,792,214	3,679,684
Total shareholders' equity	69,499,364	51,451,240
Total liabilities and shareholders' equity	$78,820,975	$61,123,237

UTG, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT ONLY STATEMENTS OF OPERATIONS
Two Years Ended December 31, 2011

		Schedule II

	2011	2010

Revenues:

Management fees from affiliates	$7,183,535	$6,927,158
Interest income	36,964	66,721
Other income	100,507	99,708
	7,321,006	7,093,587

Expenses:

Interest expense	248,863	202,477
Operating expenses	6,932,528	6,475,837
	7,181,391	6,678,314

Operating income	139,615	415,273

Income tax expense	(37,990)	(131,921)
Equity in income of subsidiaries	6,214,990	7,313,223
Net income	$6,316,615	$7,596,575

Basic income per share	$1.65	$1.96

Diluted income per share	$1.65	$1.96

Basic weighted average shares outstanding	3,824,444	3,874,012

Diluted weighted average shares outstanding	3,824,444	3,874,012

UTG, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT ONLY STATEMENTS OF CASH FLOWS
Two Years Ended December 31, 2011

		Schedule II

	2011	2010

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income	$6,316,615	$7,596,575
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Equity in income of subsidiaries	(6,214,990)	(7,313,223)
Change in FIT recoverable	13,162	(3,718)
Change in accrued interest income	34,601	55,028
Change in indebtedness to affiliates, net	(163,317)	(84,557)
Change in deferred income taxes	9,828	97,772
Change in other assets and liabilities	(99,265)	(326,177)
Net cash provided by (used in) operating activities	(103,366)	21,700

Cash flows from financing activities:
Purchase of treasury stock	(475,547)	(349,675)
Proceeds from repayment of note receivable	506,483	576,235
Cash of subsidiary at date of merger	45,833	0
Proceeds from sale of subsidiary	164,327	0
Proceeds from notes payable	2,943,000	290,000
Payments on notes payable	(5,833,000)	(3,600,351)
Dividend received from subsidiary	2,930,000	2,725,000
Net cash provided by (used in) financing activities	281,096	(358,791)

Net increase (decrease) in cash and cash equivalents	177,730	(337,091)
Cash and cash equivalents at beginning of year	(44,270)	292,821
Cash and cash equivalents at end of year	$133,460	$(44,270)

UTG, INC.
REINSURANCE
As of December 31, 2011 and the year ended December 31, 2011

					Schedule IV

Column A	Column B	Column C	Column D	Column E	Column F

					Percentage
		Ceded to	Assumed		of amount
		other	from other		assumed to
	Gross amount	companies	companies	Net amount	net

Life insurance
in force	$1,660,331,833	$401,350,867	$2,293,615	$1,261,274,581	0.2%

Premiums and policy fees:

Life insurance	$14,018,831	$3,921,723	$32,428	$10,129,536	0.3%

Accident and health
insurance	30,919	13,468	222	17,673	1.3%

	$14,049,750	$3,935,191	$32,650	$10,147,209	0.3%

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

UTG, INC.
VALUATION AND QUALIFYING ACCOUNTS
As of and for the years ended December 31, 2011 and 2010

				Schedule V

	Balance at	Additions,
	Beginning	Charges		Balance at
Description	Of Period	and Expenses	Deductions	End of Period

December 31, 2011
.
Allowance for doubtful accounts -
mortgage loans	$0	$0	$0	$0

December 31, 2010
.
Allowance for doubtful accounts -
mortgage loans	$12,730	$0	$12,730	$0

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

Date: March 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	By: /s/ Daryl J. Heald
John S. Albin Director	Daryl J. Heald Director

By:	By: /s/ Howard L. Dayton
Randall L. Attkisson Director	Howard L. Dayton Director

By: /s/ Joseph A. Brinck	By: /s/ Peter L. Ochs
Joseph A. Brinck Director	Peter L. Ochs Director

By: /s/ Jesse T. Correll	By: /s/ William W. Perry
Jesse T. Correll Chairman of the Board, Chief Executive Officer and Director	William W. Perry Director

By: /s/ /Ward F. Correll	By: /s/ James P. Rousey
Ward F. Correll Director	James P. Rousey President and Director

By: /s/ Thomas F. Darden	By: /s/ Theodore C. Miller
Thomas F. Darden Director	Theodore C. Miller Corporate Secretary and Chief Financial Officer