Form 10-Q
period 2012-03-31
UTG INC
filed 2012-05-10
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2012, was 3,814,297.

UTG, INC. AND SUBSIDIARIES
(The “Company”)

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION…………………………………………………………………………..….........................................................................................................................................................	3
ITEM 1. FINANCIAL STATEMENTS...……………………………………………………………………………..…...............................................................................................................................................….	3
Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011………….……..….................................................................................................................................................…	3
Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011……………………………………………………………………………………......……..................................................................................................................................................	4
Condensed Consolidated Statement of Comprehensive Income
For the three months ended March 31, 2012…..………..…………………………………………………………....................................................................................................................................................	5
Condensed Consolidated Statements of Shareholders’ Equity
For the three months ended March 31, 2012…..………..…………………………………………………………....................................................................................................................................................	6
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011………………………………………………………………………..........…......................................................................................................................................................................	7
Notes to Condensed Consolidated Financial Statements………………………..…………………………….…..................................................................................................................................................…	8
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS…………………………………..………………………………………………….…….......................................................................................................................................................	18
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.…………………..…..............................................................................................................................................…	24
ITEM 4. CONTROLS AND PROCEDURES..…………………………………………………………….…………….......................................................................................................................................................	25
PART II. OTHER INFORMATION…..……………………….……………………………………………………………..................................................................................................................................................	26
ITEM 1. LEGAL PROCEEDINGS…………………………………………………………….………………………….......................................................................................................................................................	26
ITEM 1A. RISK FACTORS……………………………………………………………………………………………….....................................................................................................................................................	26
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS………………...…........................................................................................................................................................…	26
ITEM 3. DEFAULTS UPON SENIOR SECURITIES…………………………………………………………………........................................................................................................................................................	26
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS………………………………….......................................................................................................................................................	26
ITEM 5. OTHER INFORMATION...……………………………………………………………………………………......................................................................................................................................................	26
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...……………………………………………………………….......................................................................................................................................................	26
SIGNATURES...……………………………………………………………………………………………………………..................................................................................................................................................…	27
EXHIBIT INDEX...…………………………………………………………………………………………………………......................................................................................................................................................	28

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

UTG, Inc.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

ASSETS
	March 31,	December 31,
	2012	2011*
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $148,310,733 and $107,514,400)	$156,413,869	$124,583,177
Equity securities, at fair value (cost $16,070,051 and $16,200,043)	16,939,871	17,299,628
Trading securities, at fair value (cost $12,673,181 and $9,147,237)	14,073,619	8,519,064
Mortgage loans on real estate at amortized cost	6,843,064	9,272,919
Discounted mortgage loans on real estate at cost	31,147,466	27,467,920
Investment real estate	58,736,447	62,701,375
Policy loans	12,927,437	13,312,229
Total investments	297,081,773	263,156,312

Cash and cash equivalents	50,669,244	82,925,675
Accrued investment income	1,672,455	1,136,741
Reinsurance receivables:
Future policy benefits	63,227,048	64,693,384
Policy claims and other benefits	4,777,110	4,029,412
Cost of insurance acquired	12,559,891	12,846,266
Deferred policy acquisition costs	472,754	488,266
Property and equipment, net of accumulated depreciation	1,483,963	1,527,285
Income taxes receivable	12,289	281,636
Other assets	3,918,941	2,636,280
Total assets	$435,875,468	$433,721,257

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$299,563,817	$301,393,689
Policy claims and benefits payable	4,056,393	3,016,866
Other policyholder funds	678,351	636,319
Dividend and endowment accumulations	14,074,699	14,176,151
Income tax payable	2,691,865	0
Deferred income taxes	11,323,141	13,745,751
Notes payable	9,522,298	9,531,645
Trading securities, at fair value (proceeds $8,628,340 and $6,288,562)	9,183,408	5,471,475
Other liabilities	10,343,169	9,964,313
Total liabilities	361,437,141	357,936,209

Shareholders' equity:
Common stock - no par value, stated value $.001 per share. Authorized 7,000,000 shares - 3,820,258 and 3,854,610 shares issued and outstanding	3,819	3,855
Additional paid-in capital	44,618,467	45,051,608
Retained earnings	17,878,204	12,651,687
Accumulated other comprehensive income	5,388,939	11,792,214
Total UTG shareholders' equity	67,889,429	69,499,364
Noncontrolling interest	6,548,898	6,285,684
Total shareholders' equity	74,438,327	75,785,048
Total liabilities and shareholders' equity	$435,875,468	$433,721,257

* Balance sheet audited at December 31, 2011.
See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2012	2011
Revenues:
Premiums and policy fees	$3,516,444	$3,779,566
Ceded reinsurance premiums and policy fees	(908,098)	(828,274)
Net investment income	6,950,756	6,291,517
Other income	547,694	479,224
Revenues before realized gains	10,106,796	9,722,033
Realized investment gains (losses), net:
Other-than-temporary impairments	0	(420,401)
Other realized investment gains, net	7,135,970	1,976,799
Total realized investment gains, net	7,135,970	1,556,398
Total revenues	17,242,766	11,278,431

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	5,870,808	5,073,645
Ceded Reinsurance benefits and claims	(835,875)	(683,989)
Annuity	260,690	268,731
Dividends to policyholders	140,624	152,569
Commissions and amortization of deferred policy acquisition costs	(152,813)	(212,690)
Amortization of cost of insurance acquired	286,375	307,754
Operating expenses	2,875,495	2,066,337
Interest expense	72,175	57,962
Total benefits and other expenses	8,517,479	7,030,319

Income before income taxes	8,725,287	4,248,112
Income tax expense	(3,225,556)	(463,743)

Net income	5,499,731	3,784,369

Net income attributable to noncontrolling interest	(273,214)	(424,404)

Net income attributable to common shareholders'	$5,226,517	$3,359,965

Amounts attributable to common shareholders':
Basic income per share	$1.36	$0.88

Diluted income per share	$1.36	$0.88

Basic weighted average shares outstanding	3,837,081	3,834,110

Diluted weighted average shares outstanding	3,837,081	3,834,110

See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three Month Ended
	March 31,	March 31,
	2012	2011

Net Income	$5,499,731	$3,784,369

Other comprehensive income, net of tax:

Unrealized holding gains arising during period	11,505,135	836,305
Less reclassification adjustment for gains included in net income	(5,101,860)	(1,595,517)
Subtotal: Other comprehensive income, net of tax	6,403,275	(759,212)

Comprehensive income	11,903,006	3,025,157

Less comprehensive income attributable to noncontrolling interests	(273,214)	(424,404)

Comprehensive income attributable to UTG, Inc.	$11,629,792	$2,600,753

See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

Period ended March 31, 2012	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity

Balance at January 1, 2012	$3,855	$45,051,608	$12,651,687	$11,792,214	$6,285,684	$75,785,048
Common stock issued during year	0	0	0	0	0	0
Treasury shares acquired	(36)	(433,141)	0	0	0	(433,177)
Net income attributable to common shareholders	0	0	5,226,517	0	0	5,226,517
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(6,403,275)	0	(6,403,275)
Contributions	0	0	0	0	0	0
Distributions	0	0	-	0	(10,000)	(10,000)
Gain attributable to noncontrolling interest	0	0	0	0	273,214	273,214
Balance at March 31, 2012	$3,819	$44,618,467	$17,878,204	$5,388,939	$6,548,898	$74,438,327

See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2012	2011

Cash flows from operating activities:
Net income attributable to common shareholders	$5,226,517	$3,359,965
Adjustments to reconcile net income to net cash used in operating activities:
Ammortization (accretion) of investments	(975,910)	(1,561,370)
Realized investment gains, net	(7,135,970)	(1,556,398)
Unrealized trading gains included in income	(528,698)	(73,504)
Amortization of deferred policy acquisition costs	15,512	17,173
Amortization of cost of insurance acquired	286,375	307,754
Depreciation	446,177	341,698
Net income attributable to noncontrolling interest	273,214	424,404
Charges for mortality and administration of universal life and annuity products	(1,789,191)	(1,876,695)
Interest credited to account balances	1,422,593	1,456,546
Change in accrued investment income	(535,714)	922,506
Change in reinsurance receivables	718,638	982,019
Change in policy liabilities and accruals	(462,586)	(1,381,400)
Change in income taxes receivable/payable	2,664,281	(1,748,580)
Change in other assets and liabilities, net	(1,245,683)	(206,934)
Net cash used in operating activities	(1,620,445)	(592,816)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	49,673,705	40,696,499
Equity securities available for sale	296,399	1,060,590
Trading securities	3,863,825	27,070,602
Mortgage loans	2,430,247	185,428
Discounted mortgage loans	3,257,451	5,292,482
Real estate	8,173,899	190,889
Policy loans	1,134,602	957,907
Total proceeds from investments sold and matured	68,830,128	75,454,397
Cost of investments acquired:
Fixed maturities available for sale	(85,553,891)	(36,977,813)
Equity securities available for sale	(166,407)	(683,935)
Trading securities	(3,443,030)	(23,061,679)
Mortgage loans	(392)	(732)
Discounted mortgage loans	(5,875,374)	(3,932,036)
Real estate	(3,203,558)	(506,627)
Policy loans	(749,810)	(876,608)
Total cost of investments acquired	(98,992,462)	(66,039,430)
Purchase of property and equipment	0	0
Net cash provided by (used in) investing activities	(30,162,334)	9,414,967

Cash flows from financing activities:
Policyholder contract deposits	1,617,272	1,700,281
Policyholder contract withdrawals	(1,638,400)	(1,361,195)
Proceeds from notes payable/line of credit	350,000	150,000
Payments of principal on notes payable/line of credit	(359,347)	(2,449,174)
Purchase of treasury stock	(433,177)	(228,613)
Distributions to minority interests of consolidated subsidiaries	(10,000)	0
Net cash used in financing activities	(473,652)	(2,188,701)

Net increase (decrease) in cash and cash equivalents	(32,256,431)	6,633,450
Cash and cash equivalents at beginning of period	82,925,675	18,483,452
Cash and cash equivalents at end of period	$50,669,244	$25,116,902

See accompanying notes.

UTG, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by UTG, Inc. (“UTG”) and its consolidated subsidiaries (“Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Although the Company believes the disclosures are adequate to make the information presented not be misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011.

The information furnished reflects, in the opinion of the Company, all adjustments (which include only normal and recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company’s future financial condition.

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At March 31, 2012, Mr. Correll owns or controls directly and indirectly approximately 57.8% of UTG’s outstanding stock.

2.	INVESTMENTS

A.	Available for Sale Securities – Fixed Maturity and Equity Securities

As of March 31, 2012 and December 31, 2011, fixed maturities available for sale represented 53% and 47% of total invested assets. The Company’s insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

The Company has identified securities it may sell and classified them as “investments available for sale”.  Investments available for sale are carried at market, with changes in market value directly recorded to shareholders’ equity.

The amortized cost and estimated market values of investments in securities including investments held for sale are as follows:

March 31, 2012	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$37,626,131	$6,046,073	$0	$43,672,204
States, municipalities and political subdivisions	205,000	5,799	0	210,799
Collateralized mortgage obligations	550,014	6,638	(2,754)	553,898
Public utilities	399,890	51,432	0	451,322
All other corporate bonds	109,529,698	4,209,527	(2,213,579)	111,525,646
	148,310,733	10,319,469	(2,216,333)	156,413,869
Equity securities	16,070,051	1,011,389	(141,569)	16,939,871
Total	$164,380,784	$11,330,858	$(2,357,902)	$173,353,740

December 31, 2011	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$56,794,363	$13,805,565	$0	$70,599,928
States, municipalities and political subdivisions	235,000	6,317	0	241,317
Collateralized mortgage obligations	750,944	11,756	(2,973)	759,727
Public utilities	399,887	62,188	0	462,075
All other corporate bonds	49,334,206	4,901,684	(1,715,760)	52,520,130
	107,514,400	18,787,510	(1,718,733)	124,583,177
Equity securities	16,200,043	1,216,286	(116,701)	17,299,628
Total	$123,714,443	$20,003,796	$(1,835,434)	$141,882,805

The fair value of investments with sustained gross unrealized losses at March 31, 2012 and December 31, 2011 are as follows:

March 31, 2012	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Collateralized mortgage obligations	$0	0	$97,562	(2,754)	$97,562	(2,754)
All other corporate bonds	35,974,609	(488,819)	1,237,642	(1,724,760)	37,212,251	(2,213,579)
Total fixed maturity	$32,974,609	(488,819)	$1,335,204	(1,727,514)	$37,309,813	(2,216,333)

Equity securities	$864,033	(70,641)	$283,072	(70,928)	$1,147,105	(141,569)

December 31, 2011	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Collateralized mortgage obligations	$7,008	(36)	$97,868	(2,937)	$104,876	(2,973)
All other corporate bonds	3,915,393	(17,574)	1,268,583	(1,698,186)	5,183,976	(1,715,760)
Total fixed maturity	$3,922,401	(17,610)	$1,366,451	(1,701,123)	$5,288,852	(1,718,733)

Equity securities	$848,032	(55,141)	$292,441	(61,560)	$1,140,473	(116,701)

The unrealized losses of fixed maturity investments were primarily due to financial market participants’ perception of increased risks associated with the current market environment.  The unrealized losses of equity investments were primarily caused by normal market fluctuations in publicly traded securities.

The Company regularly reviews its investment portfolio for factors that may indicate that a decline in fair value of an investment is other than temporary.  Based on an evaluation of the issues, including, but not limited to:  intentions to sell or ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover; the length of time and amount of the unrealized loss; and the credit ratings of the issuers of the investments, the Company held ten and eighteen investments as other-than-temporarily impaired at March 31, 2012 and December 31, 2011. Other-than-temporary impairments of $0 and $4,342,784 were taken in the first three months of 2012 and during the twelve months ended December 31, 2011, respectively.  The other-than-temporary impairments during 2011 were due to appraisal valuations and Management’s analysis of discounted mortgage loans and real estate. There were no impairments recorded during the first quarter of 2012.

The amortized cost and estimated market value of debt securities at March 31, 2012, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale March 31, 2012	Amortized Cost	Estimated Market Value

Due in one year or less	$0	$0
Due after one year through five years	20,378,312	21,769,041
Due after five years through ten years	85,030,415	88,940,161
Due after ten years	42,351,992	45,150,769
Collateralized mortgage obligations	550,014	553,898
Total	$148,310,733	$156,413,869

B.	Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the consolidated statements of operations.  Trading securities include exchange-traded equities, exchange-traded options, and exchange-traded futures.  The fair value of trading securities included in assets was $14,073,619 and $8,519,064 as of March 31, 2012 and December 31, 2011, respectively.  The fair value of trading securities included in liabilities was $(9,183,408) and $(5,471,475) as of March 31, 2012 and December 31, 2011, respectively.  Trading securities’ net unrealized gains were $845,370 and $188,915 as of March 31, 2012 and December 31, 2011, respectively.  Trading securities carried as liabilities are securities sold short.  A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  Realized gains (losses) from trading securities were $1,993,835 and $(3,464,352) for the three and twelve months ended March 31, 2012 and December 31, 2011, respectively. Earnings from trading securities are classified in cash flows from operating activities. Trading revenue charged to net investment income from trading securities was:

Three Months March 31, 2012	Twelve Months December 31, 2011

Net Realized and Unrealized Gains (Losses)	Net Realized and Unrealized Gains (Losses)

$2,839,205	$(3,275,437)

C.	Derivatives

As of March 31, 2012, the Company held derivative instruments in the form of exchange-traded options.  The Company currently does not designate derivatives as hedging instruments.  Exchange-traded options and futures are combined with exchange-traded equity securities in the Company’s trading portfolio, with the primary objective of generating a fair return while reducing risk.  These derivatives are carried at fair value, with unrealized gains and losses recognized in net investment income.  The fair value of derivatives included in trading security assets and trading security liabilities as of March 31, 2012 was $7,882,121 and $(7,485,738), respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2011 was $3,217,420 and $(4,187,885), respectively.  Realized gains (losses) due to derivatives were $1,938,037 and $(1,343,588) for the three and twelve months ended March 31, 2012 and December 31, 2011, respectively. Unrealized gains included in income and trading security assets due to derivatives were $1,539,983 and $536,761 as of March 31, 2012 and December 31, 2011, respectively. Unrealized gains (losses) included in income and trading security liabilities due to derivatives were $(358,644) and $(2,476,008) as of March 31, 2012 and December 31, 2011, respectively.

D.	Mortgages

The Company held mortgage loans on real estate in the amount of $37,990,530 and $36,740,839 at March 31, 2012 and December 31, 2011, respectively.  Included in the amounts are discounted commercial mortgage loans with a carrying value of $31,147,466 and $27,467,920 at March 31, 2012 and December 31, 2011, respectively.

During the first three months of 2012, the Company acquired $14,025,155 of new discounted mortgage loans at a total cost of $5,500,000, representing an average purchase price to outstanding loan of 39.22%.  Additionally, during the first three months of 2012, the Company settled, sold, or had paid off mortgage loans totaling $3,257,451.  The Company also recorded approximately $1,550,000 in income from the discounted mortgage loan activity, including approximately $1,062,000 in discount accruals during the first three months of 2012.  During 2011, the Company acquired $17,930,217 of discounted mortgage loans at a total cost of $6,673,601, representing an average purchase price to outstanding loan of 37.2%.  Additionally, during 2011, the Company settled, sold or had paid off discounted mortgage loans totaling $29,916,298.  During 2011, the Company recorded approximately $8,232,000 in income from the discounted mortgage loan activity, including approximately $3,940,000 in discount accruals.  The Company is currently projecting a very positive return from on-going mortgage loan payments from the discounted commercial mortgage loan portfolio.

While management believes the discounted loans will continue to have favorable earnings and outcomes as they are worked through, there can be no assurance this will remain true in future periods.  Changes in the current economy such as an even greater downturn than recently experienced could have a negative impact on the loans, including the financial stability of the borrowers, the borrowers’ ability to pay or to refinance, the value of the property held as collateral and the ability to find purchasers at favorable prices.  As such, management has taken a conservative approach with these investments and has classified all discounted mortgage loans held as non-accrual.  In such status, the Company is not recording any accrued interest income nor is it recording any accrual of discount on the loans held.  Discount accruals reported during 2011 and 2012 were the result of the loan basis already being fully paid.

On the remainder of the mortgage loan portfolio, interest accruals are analyzed based on the likelihood of repayment.  In no event will interest continue to accrue when accrued interest along with the outstanding principal exceeds the net realizable value of the property.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status.

A mortgage loan reserve is established and adjusted based on management’s quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquired the discounted mortgage loans at below fair value, therefore no reserve for delinquent loans is deemed necessary.  The loan portfolio since purchase is performing well.  Those loans not currently paying are being vigorously worked by management.  The current discounted commercial mortgage loan portfolio has an average price of 34.1% of face value and management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.  The mortgage loan reserve was $0 at March 31, 2012 and December 31, 2011.

As of March 31, 2012, the Company’s discounted mortgage loan portfolio contained 78 loans with a carrying value of $31,147,466.  The loans’ payment performance since inception is shown as follows:

Payment Frequency	Number of Discounted Loans	Carrying Value

No payments	22	$6,490,730
One-time payment received	5	603,203
Irregular payments received	22	10,766,053
Periodic payments received	29	13,287,480
Total	78	$31,147,466

The following table summarizes discounted mortgage loan holdings of the Company:

Category	March 31, 2012	December 31, 2011

In good standing	$4,498,420	$6,657,971
Overdue interest over 90 days	5,502,046	5,907,192
Restructured	7,720,641	7,726,156
In process of foreclosure	13,426,359	7,176,601
Total discounted mortgage loans	$31,147,466	$27,467,920

Total foreclosed discounted mortgage loans during the period	$17,857,217	$21,059,386

During the first three months of 2012, the Company foreclosed on five discounted mortgage loans with a total carrying value of $1,137,134.  The foreclosed loans were transferred to real estate.  None of the loans transferred to real estate during 2012 were sold.  Two of the discounted loans that were transferred to real estate during 2011 were sold during 2011 and during the first three months of 2012 resulting in a net gain of $496,908 and $1,748,780, respectively.

During the first three months of 2012, the Company did not recognize any other-than-temporary impairments.

3.	NOTES PAYABLE

At March 31, 2012 and December 31, 2011, the Company had $9,522,298 and $9,531,645 of debt outstanding, respectively.

On December 8, 2006, UTG borrowed funds from First Tennessee Bank National Association through execution of an $18,000,000 promissory note.  The note is secured by the pledge of 100% of the common stock of UG.  The promissory note carries a variable rate of interest based on the 3 month LIBOR rate plus 180 basis points.  Interest is payable quarterly.  Principal is payable annually beginning at the end of the second year in five installments of $3,600,000.  The Company had no borrowings during 2012 to date. At March 31, 2012 the outstanding principal balance on this debt was $3,291,411. The loan matures on December 7, 2012 with a final principal payment due of $3,291,411.

In addition to the above promissory note, First Tennessee Bank National Association also provided UTG, Inc. with a $5,000,000 revolving credit note.  This note is for a one-year term and may be renewed by consent of both parties.  The credit note is to provide operating liquidity for UTG, Inc. The promissory note carries a variable rate of interest based on the 90 day LIBOR rate plus 2.75 percentage points, but at no time will the rate be less than 3.25%. The collateral held on the above note also secures this credit note.  During 2012, the Company had borrowings of $350,000 and made $350,000 in principal payments.  At March 31, 2012, the outstanding principal balance on this debt was $1,000,000.

During 2011, UTG Avalon was extended a credit note from First National Bank of Tennessee in the amount of $5,000,000.  This note is for a one year term and may be renewed by consent of both parties.  The promissory note carries interest at a rate of 4.0%.  During 2011, the Company had borrowings of $5,000,000 against this note.  The funds from this borrowing were used to purchase an investment.  At March 31, 2012, the outstanding principal balance on this debt was $5,000,000.  This note matures on January 3, 2013.

In November 2007, UG became a member of the Federal Home Loan Bank (“FHLB”).  This membership allows the Company access to additional credit up to a maximum of 50% of the total assets of UG.  To be a member of the FHLB, the Company was required to purchase shares of common stock of FHLB.  Borrowing capacity is based on 50 times each dollar of stock acquired in FHLB above the “base membership” amount.  The Company’s current LOC with the FHLB is $15,000,000.  During 2012, the Company had no borrowings against or repayments to this LOC. At March 31, 2012 the Company had no outstanding principal balance attributable to this LOC.

On February 7, 2007, HPG Acquisitions (“HPG”), a 74% owned affiliate of the Company, borrowed funds from First National Bank of Midland, through execution of a $373,862 promissory note. The note is secured by real estate owned by HPG. The note bears interest at a fixed rate of 5%. There will be 119 regular payments of $3,965 followed by one irregular last payment estimated at $44,125. At March 31, 2012, the outstanding principal balance on this debt was $230,887.

The consolidated scheduled principal reductions on the notes payable for the next five years are as follows:

Year	Amount

2012	$4,320,618
2013	5,031,586
2014	34,154
2015	36,935
2016	39,941

4.	SHAREHOLDERS’ EQUITY

A.	Stock Repurchase Program

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of up to $5 million of UTG's common stock.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are made based on the last available market price and are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company.  Through April 2012, UTG has spent $4,133,595 in the acquisition of 526,469 shares under this program.

B.	Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period, in accordance with ASC 260-10, Earnings Per Share.  At March 31, 2012 and March 31, 2011, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

As part of the Texas Imperial Life Insurance Company sale, the Company remains contingently liable for certain costs pending the outcome of an ongoing race-based audit on Texas Imperial Life Insurance Company by the Texas Department of Insurance.  Under the agreement, the Company is responsible for 100% of the first $50,000 of costs, 90% of the next $50,000, 75% of the third $50,000 and 50% of the costs above $150,000.  Management had conservatively estimated the Company’s exposure and other costs at $50,000 based on information provided to date from the examination team and has established a contingent liability of $47,727 in its financial statements.  This contingency expires December 30, 2013.

Within the Company’s trading accounts, certain trading securities carried as liabilities represent securities sold short.  A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.

During 2010, the Company committed to invest up to $2,000,000 in Llano Music, LLC (“Llano”), which invests in music royalties.  Llano does capital calls as funds are needed to acquire the royalty rights.  At March 31, 2012, the Company has $1,646,000 committed that has not been requested by Llano.

On November 9, 2011, ACAP shareholders approved a proposed merger with UTG whereby ACAP shareholders received 233 shares of UTG for each share previously held of ACAP.  On November 14, 2011, the merger was completed.  Certain of the ACAP shareholders dissented to the merger requesting the courts determine the value of the ACAP shares.  The legal case is currently in the discovery phase.  The Company has established a contingent liability in its year end financial statements of $2,550,822 to cover the anticipated proceeds due to the dissenting shareholders and associated legal and other costs.

6.	OTHER CASH FLOW DISCLOSURES

On a cash basis, the Company paid $15,214 and $44,884 in interest expense during the first three months of 2012 and 2011, respectively.  The Company paid $22,581 and $353,739 in federal income tax during the first three months of 2012 and 2011, respectively.

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

The following table presents the level within the hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of March 31, 2012.

	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$34,938,946	$121,274,114	$200,809	$156,413,869
Equity Securities, available for sale	0	6,941,182	9,998,689	16,939,871
Trading Securities	14,073,619	0	0	14,073,619
Total	$49,012,565	$128,215,296	$10,199,498	$187,427,359

	Level 1	Level 2	Level 3	Total

Liabilities
Trading Securities	$9,183,408	$0	$0	$9,183,408

The following table represents changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fixed Maturities, Available for Sale	Equity Securities, Available for Sale	Total
Balance at December 31, 2011	$215,317	$9,955,368	$10,170,685
Total unrealized gain or losses:
Included in other comprehensive income	(14,508)	43,321	28,813
Transfers in to Level 3	0	0	0
Transfers out of Level 3	0	0	0
Balance at March 31, 2012	$200,809	$9,998,689	$10,199,498

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

As of March 31, 2012 and December 31, 2011, the Company held $59 million and $63 million of investment real estate, respectively.  The real estate is recorded at the lower of the net investment in the loan or the fair value of the real estate less costs to sell.  The determination of fair value assessments are performed on a periodic, non-recurring basis by external appraisal and assessment of property values by management.  Management believes these fair value assessments are classified as a Level 3 valuation technique under ASC 820, Fair Value Measurements and Disclosures as of March 31, 2012 and December 31, 2011.

The financial statements include various estimated fair value information at March 31, 2012 and December 31, 2011, as required by ASC 820.  Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company.

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

The estimated fair values of the Company's financial instruments required to be valued by ASC 820 are as follows:

	March 31, 2012		December 31, 2011
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Fixed maturities available for sale	$156,413,869	$156,413,869	$124,583,177	$124,583,177
Equity securities	16,939,871	16,939,871	17,299,628	17,299,628
Trading securities	14,073,619	14,073,619	8,519,064	8,519,064
Mortgage loans on real estate	6,843,064	6,784,579	9,272,919	9,116,148
Discounted mortgage loans	31,147,466	31,147,466	27,467,920	27,467,920
Policy loans	12,927,437	12,927,437	13,312,229	13,312,229

Liabilities
Notes payable	9,522,298	9,513,126	9,531,645	9,519,300
Trading securities	9,183,408	9,183,408	5,471,475	5,471,475

9.	NEW ACCOUNTING STANDARDS

In December 2011, Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) No 2011-12 Comprehensive Income (Topic 220) Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 and ASU 2011-12 did not have a material impact on its consolidated financial statements.

In December 2011, FASB issued the ASU No. 2011-10 Property, Plant, and Equipment (Topic 360) Derecognition of in Substance Real Estate-a Scope Clarification. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should deregognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The adoption of ASU 2011-10 did not have a material impact on its consolidated financial statements.

In September 2011, FASB issued the ASU No. 2011-08 Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment. Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9.  Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact on its consolidated financial statements.

In October 2010, the FASB issued the ASU No. 2010-26 Consolidations (Topic 944) Financial Services-Insurance. The amendments in this Update specify that the following costs incurred in the acquisition of new and renewal contracts should be capitalized in accordance with the amendments in this Update: 1. Incremental direct costs of contract acquisition. Incremental direct costs are those costs that result directly from and are essential to the contract transaction(s) and would not have been incurred by the insurance entity had the contract transaction(s) not occurred. 2. Certain costs related directly to Underwriting, policy issuance and processing, medical and inspection, and sales force contract selling performed by the insurer for the contract. The costs related directly to those activities include only the portion of an employee’s total compensation (excluding any compensation that is capitalized as incremental direct costs of contract acquisition) and payroll-related fringe benefits related directly to time spent performing those activities for actual acquired contracts and other costs related directly to those activities that would not have been incurred if the contract had not been acquired. All other acquisition-related costs—including costs incurred by the insurer for soliciting potential customers, market research, training, administration, unsuccessful acquisition or renewal efforts, and product development—should be charged to expense as incurred. Administrative costs, rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and should be charged to expense as incurred. If the initial application of the amendments in this Update results in the capitalization of acquisition costs that had not been capitalized previously by an entity, the entity may elect not to capitalize those types of costs. The amendments in this Update do not affect the guidance in paragraphs 944-30-25-4 through 25-5, which prohibits the capitalization of certain costs incurred in obtaining universal life-type contracts. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The amendments in this update should be applied prospectively upon adoption. The adoption of ASU 2010-26 did not have a material impact on its consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources.  This analysis should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.  The Company reports financial results on a consolidated basis.  The consolidated financial statements include the accounts of UTG and its subsidiaries at March 31, 2012.

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

Update on Critical Accounting Policies

In our Form 10-K for the year ended December 31, 2011, we identified the accounting policies that are critical to the understanding of our results of operations and our financial position.  They relate to deferred acquisition costs (DAC), cost of insurance acquired, assumptions and judgments utilized in determining if declines in fair values of investments are other-than-temporary, and valuation methods for investments that are not actively traded.

We believe that these policies were applied in a consistent manner during the first three months of 2012.

Results of Operations

(a)	Revenues

The Company experienced a decrease of approximately $343,000 in premiums and policy fee revenues, net of reinsurance premiums and policy fees, when comparing the first three months of 2012 to the same period in 2011.  Unless the Company acquires a block of in-force business management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience.

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

Net investment income increased approximately 10% when comparing the first three months of 2012 to the same period in 2011.  The increase in investment income is the result of an increase in trading securities income partially offset by a drop in mortgage loan income.

The Company received less income from mortgage loans, including discounted mortgage loans, during the first three months of 2012 compared to the same period in 2011.  During the first three months of 2012, the Company recorded approximately $1,676,000 in income from mortgage loans compared to approximately $3,401,000 during the first three months of 2011.  This decrease is due to fewer settlements.  Should any of the factors change, such as the ability to acquire additional loans at such a large discount due to increased competition or insufficient supply, the ability of borrowers to settle loans mainly through refinancing, another decline in the overall economy, and other such factors, the performance of this type of investment could abruptly end, directly affecting future net income.  While management believes the current portfolio would remain profitable in another downturn, with no source of new acquisitions of discounted loans, the future profit stream from this activity would be limited.  Alternatively, should the Company need to look at fixed maturities for additional investment if discounted loans were no longer a viable option, the rate of return would be significantly lower given the low interest rate environment also resulting in substantially lower income.

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

During the fourth quarter of 2009, the Company began purchasing discounted commercial mortgage loans.  As of March 31, 2012, the Company held about $91,000,000 of these loans at a total cost of approximately $31,000,000, representing an average purchase price to outstanding loan of about 34%.  During the first three months of the year, the Company has recognized approximately $1,550,000 in income from these loans.  The Company is currently projecting a positive return from on-going mortgage loan payments from the discounted commercial mortgage loan portfolio.

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

During 2009, the Company also contributed approximately $20,000,000 to a professionally managed trading account as another way to combat the current low rate environment.  The accounts were established to generate a fair return.  Securities designated as trading are reported at fair value with gains or losses resulting from changes in fair value recognized in net investment income.  Through the first three months of the year, approximately $2,562,000 of investment income was due to this trading portfolio compared to $1,704,000 of investment income to the same period in 2011.  Volatility should be expected, as well as possible losses.  Management’s target return on these accounts is 6% to 8%.

In mid August 2011, the investment market took a sudden sharp decline.  The U.S. debt ratings were lowered and concerns of European nations’ debt and potential defaults were in the forefront.  During this time, certain of the Company’s trading securities were also negatively impacted resulting in losses of approximately $7.1 million.  These losses primarily resulted from holdings relating to the market volatility index and options relating to U.S. Treasury securities.  The Company had a positive earnings track record in its trading securities accounts up until this point.  During 2012, the Company has seen a positive turn in earnings from the trading securities.

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

The Company had net realized investment gains of $7,135,970 in the first three months of 2012 compared to net realized investment gains of $1,556,398 for the same period in 2011.  During 2012, realized gains of approximately $5,102,000 were recognized from bond sales, primarily U.S. Treasury holdings.  Additionally, realized gains of approximately $1,749,000 were recognized from the sale of real estate.

During fourth quarter of 2011 and first quarter of 2012, the Company took advantage of the unusually high price spreads on U.S. government treasury securities relative to other types of bonds in the marketplace, by selling a portion of its U.S. treasury holdings.  The Company is re-deploying its excess cash balances into BBB and BB rated corporate debt issues.  Included in fixed maturity purchases, the Company purchased approximately $46,018,000 and $21,144,000 of BBB and BB rated corporate debt issues, respectively.  These corporate debt issues have an average interest yield of 4.91%.  Interest spreads on these investments are higher than historic trends and Management believes this is an opportunity to enhance yield and provide more recurring investment income.  Lower rated bonds are viewed by the marketplace to inherently hold more default risk.  The trade-off on this risk is a higher interest yield.  Each investment is analyzed prior to acquisition to determine if Management is comfortable with the increased risk relative to the yield.  Management believes there are opportunities currently available in this area where certain corporate bond issues have been more harshly impacted by the marketplace than may really be justified.  It is this type of bond Management is primarily searching for to invest in.

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

Life benefits, claims and settlement expenses net of reinsurance benefits and claims, increased approximately 15% in the first three months of 2012 compared to the same period in 2011 due to higher claims.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.

Commissions and amortization of deferred policy acquisition costs decreased approximately $60,000 in the first three months of 2012 compared to the same period in 2011.  The majority of this number is driven by an AC financial reinsurance agreement.  The earnings on the block of business covered by this agreement are utilized to re-pay the original borrowed amount.  The commission allowance reported each period from this agreement represents the net earnings on the identified policies covered by the agreement in each reporting period.  Results from this agreement included in this line item were approximately $(117,000) and $(169,000) in the first three months of 2012 compared to the same period in 2011.  As financial reinsurance, all financial results relating to this block of business are utilized to repay the outstanding borrowed amount from the reinsurer.  Securities are specifically identified and segregated in a trust account relative to this arrangement.  Should a gain or loss occur on one of these identified securities in the trust account, the results are included in the calculation of the current period financial results of the treaty with the reinsurer.    While the agreement may result in variances in this line item, this arrangement has no material impact on net income.  The overall impact to net income was $1,000 and $4,000 in the first three months of 2012 compared to the same period in 2011.  A liability for the original ceding commission was established at the origination of the agreement and is amortized through this line item as earnings on the block of business are realized.  Another significant factor is attributable to the Company paying fewer commissions since the Company writes very little new business and renewal premiums on existing business continue to decline.  Most of the Company’s agent agreements contained vesting provisions, which provide for continued compensation payments to agents upon their termination subject to certain minimums and often limited to a specific period of time.  Another factor is attributable to normal amortization of the deferred policy acquisition costs asset.  The Company reviews the recoverability of the asset based on current trends and known events compared to the assumptions used in the establishment of the original asset.  No impairments were recorded in any of the periods presented.

Net amortization of cost of insurance acquired decreased approximately 7%, or $21,000, in the first three months of 2012 compared to the same period in 2011.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits.  The Company utilizes a 12% discount rate on the remaining unamortized business.  The interest rates vary due to risk analysis performed at the time of acquisition on the business acquired. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised. Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.

Operating expenses increased approximately 39% in the first three months of 2012 compared to the same period in 2011.  Legal fees increased approximately $200,000 due to expenses related to the AC merger and the ACAP dissenters lawsuit.  Additionally, a new agreement relating to use of an aircraft was entered into in August 2011, resulting in increased expenses of approximately $75,000.  Charitable contributions increased approximately $350,000 when comparing first quarter of 2012 to the same period in 2011.  Management continues to place significant emphasis on expense monitoring and cost containment.  Maintaining administrative efficiencies directly impacts net income.

Interest expense increased approximately 25% in the first three months of 2012 compared to the same period in 2011 due to interest from the long-term debt and line of credit.

(c)	Net Income/Loss

The Company had a net income of $5,226,517 in the first three months of 2012 compared to net income of $3,359,965 for the same period in 2011.  The increase in net income is due to increases in net investment income and other realized investment gains partially offset by an increase in operating expenses.

Financial Condition

Total shareholders’ equity decreased approximately $1,347,000 as of March 31, 2012 compared to December 31, 2011.  The decrease is primarily attributable to a decrease in accumulated other comprehensive income from the change in unrealized values on investments partially offset by net income.

Investments represent approximately 68% and 61% of total assets at March 31, 2012 and December 31, 2011, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company’s investment portfolio is invested in a diverse set of securities.

As of March 31, 2012, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments held for sale".  Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.

In April 2012, the Company received the necessary approvals and completed the merger of its two 100% owned insurance subsidiaries, with American Capitol Insurance Company being merged into Universal Guaranty Life Insurance Company.  This transaction was done to provide the Company with additional administrative efficiencies and cost savings related to maintaining separate legal entities.

Liquidity and Capital Resources

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and debt service.  Cash and cash equivalents as a percentage of total assets were approximately 12% and 19% as of March 31, 2012, and December 31, 2011, respectively.  Fixed maturities as a percentage of total assets were approximately 36% and 29% as of March 31, 2012 and December 31, 2011, respectively.

The Company currently has access to funds for operating liquidity.  UTG has a $5,000,000 revolving credit note with First Tennessee Bank National Association.  The revolving credit note was increased at renewal, during 2011, to provide for additional operating liquidity and flexibility for current operations.  On April 6, 2011, UTG Avalon was extended a credit note from First National Bank of Tennessee for $5,000,000.  UG is a member of the FHLB which allows UG access to credit.  UG’s current line of credit with the FHLB is $15,000,000.  At March 31, 2012, the Company had $6,000,000 of outstanding borrowings attributable to the lines of credit.

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

Net cash used in operating activities was $(1,620,445) and $(592,816) for the three months ending March 31, 2012 and 2011, respectively.

Net cash provided by (used in) investing activities was $(30,162,334) and $9,414,967 for the three month period ending March 31, 2012 and 2011, respectively.  During the first quarter of 2012, more emphasis was placed on the sale of U.S. treasury holdings and re-deploying the cash through the purchase of BBB and BB rated corporate bonds.

Net cash used in financing activities was $(473,652) and $(2,188,701) for the three month period ending March 31, 2012 and 2011, respectively.

At March 31, 2012, the Company had $9,522,298 of debt outstanding.  At December 31, 2011, the Company had $9,531,645 of debt outstanding.  The debt is primarily attributable to the acquisition of ACAP at the end of 2006 and the borrowings on the credit note to purchase an investment during 2011.

UTG is a holding company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on management fees received from its insurance subsidiaries, stockholder dividends from its subsidiaries and earnings received on cash balances.  At March 31, 2012, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries.  The Company's insurance subsidiaries have maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.  No dividends were paid to shareholders in 2011 or the first three months of 2012.

UG is an Ohio domiciled insurance company, which requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory net income or b) 10% of statutory capital and surplus.  For the year ended December 31, 2011, UG had statutory net income of $582,217.  At December 31, 2011 UG’s statutory capital and surplus amounted to $33,167,222.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  In March 2012, UG paid UTG ordinary dividends of $384,722.

AC is a Texas domiciled insurance company, which requires notification within two business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory earnings from operations or b) 10% of statutory surplus.  At December 31, 2011, AC statutory earnings from operations were $874,660.  At December 31, 2011 AC statutory surplus was $6,625,808.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  AC paid no ordinary dividends during first quarter 2012.

Management believes the overall sources of liquidity available will be sufficient to satisfy the Company’s financial obligations.

Accounting Developments

In December 2011, Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) No 2011-12 Comprehensive Income (Topic 220) Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 and ASU 2011-12 did not have a material impact on its consolidated financial statements.

In December 2011, FASB issued the ASU No. 2011-10 Property, Plant, and Equipment (Topic 360) Derecognition of in Substance Real Estate-a Scope Clarification. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should deregognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The adoption of ASU 2011-10 did not have a material impact on its consolidated financial statements.

In September 2011, FASB issued the ASU No. 2011-08 Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment. Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9.  Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact on its consolidated financial statements.

In October 2010, the FASB issued the ASU No. 2010-26 Consolidations (Topic 944) Financial Services-Insurance. The amendments in this Update specify that the following costs incurred in the acquisition of new and renewal contracts should be capitalized in accordance with the amendments in this Update: 1. Incremental direct costs of contract acquisition. Incremental direct costs are those costs that result directly from and are essential to the contract transaction(s) and would not have been incurred by the insurance entity had the contract transaction(s) not occurred. 2. Certain costs related directly to Underwriting, policy issuance and processing, medical and inspection, and sales force contract selling performed by the insurer for the contract. The costs related directly to those activities include only the portion of an employee’s total compensation (excluding any compensation that is capitalized as incremental direct costs of contract acquisition) and payroll-related fringe benefits related directly to time spent performing those activities for actual acquired contracts and other costs related directly to those activities that would not have been incurred if the contract had not been acquired. All other acquisition-related costs—including costs incurred by the insurer for soliciting potential customers, market research, training, administration, unsuccessful acquisition or renewal efforts, and product development—should be charged to expense as incurred. Administrative costs, rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and should be charged to expense as incurred. If the initial application of the amendments in this Update results in the capitalization of acquisition costs that had not been capitalized previously by an entity, the entity may elect not to capitalize those types of costs. The amendments in this Update do not affect the guidance in paragraphs 944-30-25-4 through 25-5, which prohibits the capitalization of certain costs incurred in obtaining universal life-type contracts. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The amendments in this update should be applied prospectively upon adoption. The adoption of ASU 2010-26 did not have a material impact on its consolidated financial statements.

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

Interest rate risk

The Company’s exposure to interest rate changes results from a significant holding of fixed maturity investments and mortgage loans on real estate, all of which comprised approximately 65% of the investment portfolio as of March 31, 2012.  These investments are mainly exposed to changes in treasury rates.  The fixed maturities investments include U.S. government bonds, securities issued by government agencies, mortgage-backed bonds and corporate bonds.  Approximately 28% of the fixed maturities owned at March 31, 2012 are instruments of the United States government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government.

To manage interest rate risk, the Company performs periodic projections of asset and liability cash flows to evaluate the potential sensitivity of the investments and liabilities.  Management assesses interest rate sensitivity with respect to the available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward 100-basis point shifts in the prevailing interest rates.  The following tables set forth the potential amount of unrealized gains (losses) that could be caused by 100-basis point upward and downward shifts on the available-for-sale fixed maturities investments as of March 31, 2012:

Decrease in Interest Rates		Increase in Interest Rates

200 Basis Points	100 Basis Points	100 Basis Points	200 Basis Points
$ 26,121,000	$ 13,139,000	$ (11,887,000)	$ (22,367,000)

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

At March 31, 2012, $14,073,619 of assets and $(9,183,408) of liabilities were classified as trading instruments carried at fair value.  Included in these amounts are derivative investments with a fair value of $7,882,121 and $(7,485,738) in trading security assets and trading security liabilities, respectively.  At December 31, 2011, $8,519,064 of assets and $(5,471,475) of liabilities were classified as trading instruments carried at fair value.  Included in these amounts are derivative investments with a fair value of $3,217,420 and $(4,187,885) in trading security assets and trading security liabilities, respectively.

The Company had no capital lease obligations, material operating lease obligations or purchase obligations outstanding as of March 31, 2012.

The Company currently has $9,522,298 of debt outstanding.

Equity risk

Equity risk is the risk that the Company will incur economic losses due to adverse fluctuations in a particular stock.  As of March 31, 2012 and December 31, 2011, the fair value of our equity securities classified as available for sale was $16,939,871 and $17,299,628, respectively.  As of March 31, 2012, a 10% decline in the value of the equity securities would result in an unrealized loss of $1,693,987, as compared to an estimated unrealized loss of $1,729,963 as of December 31, 2011.  The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by the Company of future market events, but rather as an illustration of the potential impact of such an event.

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

REPORTS ON FORM 8-K

The Company filed an 8-K Form on January 3, 2012 relating to compensatory arrangements of certain officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTG, INC.
(Registrant)

Date:	May 10, 2012	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	May 10, 2012	By	/s/ Theodore C. Miller
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