Form 10-K/A
period 2011-12-31
UTG INC
filed 2012-05-29
CIK 832480

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

Documents incorporated by reference:  None

UTG, INC.
FORM 10-K/A
YEAR ENDED DECEMBER 31, 2011

This Amendment replaces in its entirety the following sections of the Form 10-K of UTG, Inc. for the year ended December 31, 2011.  This Amendment reflects the inclusion of the prior year data on the Consolidated Statements of Shareholders’ Equity and Comprehensive Income that was erroneously omitted in the original filing.

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA……………………………………………………….....................................................................................................................…	3

PART IV
Signature Page…………………………………………………………………………………………………………………………..........................................................................................................................	36
Exhibit 31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)………………………………….................................................................................................................................	37
Exhibit 31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a …………………………………...............................................................................................................................…	38
Exhibit 32.1 Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to 18 U.S.C. Section 1350…….…………………………………………………………..............................................................................................................................................	39
Exhibit 32.2 Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to 18 U.S.C. Section 1350………………………………….....................................................................................................................................................	40
Exhibit 101 XBRL Interactive Data File

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Listed below are the financial statements included in this Part of the Annual Report on SEC Form 10-K:

Page No.
UTG, INC. AND CONSOLIDATED SUBSIDIARIES

Report of Management on Internal Controls Over Financial Reporting……..…............................................................................................................................................................

Report of Independent Registered Public Accounting Firm
  for the years ended December 31, 2011 and 2010…………………………………………..…..…...................................................................................................................................
4 6
Consolidated Balance Sheets………………………………………………………………………....…..............................................................................................................................	7
Consolidated Statements of Operations…………………………………………………..………...…...........................................................................................................................…	8
Consolidated Statements of Shareholders’ Equity and Comprehensive Income………………………………………..…………………………………...….................................................................................................................................	9
Consolidated Statements of Cash Flows……………………………………………………......….................................................................................................................................…	10
Notes to Consolidated Financial Statements……………………………………………………......…..............................................................................................................................	11-35

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

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the inclusion of our report dated March 26, 2012 into the UTG, Inc. Form 10-K/A Amendment No. 1 with respect to the consolidated balance sheets of UTG, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended together with footnotes in Item 8.

/S/ Brown Smith Wallace, L.L.C.

Brown Smith Wallace, L.L.C.
St. Louis, Missouri
May 29, 2012

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
See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Comprehensive Income

Period ended December 31, 2011	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity	Comprehensive Income

Balance at January 1, 2011	$3,848	$41,432,636	$6,335,072	$3,679,684	$13,676,517	$65,127,757	$0
Common stock issued during year	50	4,094,476	0	0	0	4,094,526	0
Treasury shares acquired and retired	(43)	(475,504)	0	0	0	(475,547)	0
Net income attributable to common shareholders	0	0	6,316,615	0	0	6,316,615	6,316,615
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	8,112,530	0	8,112,530	8,112,530
Contributions	0	0	0	0	0	0	0
Distributions	0	0	0	0	(3,131,271)	(3,131,271)	0
Mergers	0	0	0	0	(6,895,546)	(6,895,546)	0
Acquisitions	0	0	0	0	1,777,900	1,777,900	0
Gain attributable to noncontrolling interest	0	0	0	0	858,084	858,084	0
Balance at December 31, 2011	$3,855	$45,051,608	$12,651,687	$11,792,214	$6,285,684	$75,785,048	$14,429,145

Balance at January 1, 2010	$3,885	$41,782,274	$(1,261,503)	$322,156	$13,211,927	$54,058,739	$0
Common stock issued during year	0	0	0	0	0	0	0
Treasury shares acquired and retired	(37)	(349,638)	0	0	0	(349,675)	0
Net income attributable to common shareholders	0	0	7,596,575	0	0	7,596,575	7,596,575
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	3,357,528	0	3,357,528	3,357,528
Distributions	0	0	0	0	(561,493)	(561,493)	0
Gain attributable to noncontrolling interest	0	0	0	0	1,026,083	1,026,083	0
Balance at December 31, 2010	$3,848	$41,432,636	$6,335,072	$3,679,684	$13,676,517	$65,127,757	$10,954,103
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

15.	COMPREHENSIVE INCOME

2011	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount

Unrealized holding gains at beginning of the year	$21,268,608	$(7,444,013)	$13,824,595
Less: reclassification adjustment for gains realized in net income	8,787,793	(3,075,728)	5,712,065
Other comprehensive income	$12,480,815	$(4,368,285)	$8,112,530

2010	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount

Unrealized holding gains during period	$6,003,860	$(2,101,351)	$3,902,509
Less: reclassification adjustment for gains realized in net income	838,432	(293,451)	544,981
Other comprehensive income	$5,165,428	$(1,807,900)	$3,357,528

16.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2011

	1st	2nd	3rd	4th

Premiums & Policy Fees, Net	$2,951,292	$2,619,749	$2,217,318	$2,358,850
Net Investment Income	6,291,517	5,575,059	(4,055,513)	3,387,102
Total Revenues	11,278,431	8,717,288	(756,558)	15,724,344
Policy Benefits, Including Dividends	4,810,956	4,269,485	5,084,665	4,089,698
Commissions & Amortization of DAC & COI	95,064	88,615	61,190	44,565
Operating Expenses	2,066,337	2,064,465	1,635,300	2,623,679
Operating Income (loss)	4,248,112	2,315,765	(7,637,013)	8,842,082
Net Income (loss) Attributable to Common Shareholders	3,359,965	1,255,936	(4,687,160)	6,387,874
Basic Earnings Per Share Attributable to Common Shareholders	0.88	0.33	(1.23)	1.67
Diluted Earnings Per Share Attributable to Common Shareholders	0.88	0.33	(1.23)	1.67

	2010

	1st	2nd	3rd	4th

Premiums & Policy Fees, Net	$3,156,767	$2,429,045	$2,649,473	$4,155,308
Net Investment Income	4,322,949	4,875,160	9,659,148	5,989,431
Total Revenues	7,683,648	7,777,912	13,019,273	9,962,524
Policy Benefits, Including Dividends	4,589,416	4,233,116	4,246,015	5,878,435
Commissions & Amortization of DAC & COI	213,809	104,372	2,800	178,900
Operating Expenses	1,971,570	1,848,216	1,927,023	2,284,175
Operating Income (Loss)	812,169	1,507,615	6,766,146	1,575,227
Net Income (Loss) Attributable to Common Shareholders	335,191	1,185,300	4,659,519	1,416,565
Basic Earnings (Loss) Per Share Attributable to Common Shareholders	0.09	0.31	1.20	0.36
Diluted Earnings (Loss) Per Share Attributable to Common Shareholders	0.09	0.31	1.20	0.36

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

Date: May 29, 2012