Form 10-Q
period 2012-06-30
UTG INC
filed 2012-08-08
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company.	Yes [ ]	No [X]

The number of shares outstanding of the registrant's common stock as of July 27, 2012, was 3,797,696.

UTG, INC. AND SUBSIDIARIES
(The "Company")

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

UTG, Inc.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

ASSETS

	June 30,	December 31,
	2012	2011*
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $157,252,220 and $107,514,400)	$164,090,425	$124,583,177
Equity securities, at fair value (cost $24,813,689 and $16,200,043)	25,731,410	17,299,628
Trading securities, at fair value (cost $12,004,466 and $9,147,237)	13,600,784	8,519,064
Mortgage loans on real estate at amortized cost	22,503,095	9,272,919
Discounted mortgage loans on real estate at cost	30,348,107	27,467,920
Investment real estate	60,914,817	62,701,375
Policy loans	12,829,856	13,312,229
Total investments	330,018,494	263,156,312

Cash and cash equivalents	15,649,812	82,925,675
Accrued investment income	2,555,550	1,136,741
Reinsurance receivables:
Future policy benefits	62,551,425	64,693,384
Policy claims and other benefits	4,685,191	4,029,412
Cost of insurance acquired	12,273,516	12,846,266
Deferred policy acquisition costs	457,242	488,266
Property and equipment, net of accumulated depreciation	1,428,656	1,527,285
Income tax receivable	0	281,636
Other assets	2,492,257	2,636,280
Total assets	$432,112,143	$433,721,257

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$296,998,553	$301,393,689
Policy claims and benefits payable	3,964,638	3,016,866
Other policyholder funds	605,519	636,319
Dividend and endowment accumulations	14,099,472	14,176,151
Income tax payable	2,245,099	0
Deferred income taxes	10,563,399	13,745,751
Notes payable	9,591,220	9,531,645
Trading securities, at fair value (proceeds $8,019,351 and $6,288,562)	8,345,575	5,471,475
Other liabilities	9,864,328	9,964,313
Total liabilities	356,277,803	357,936,209

Shareholders' equity:
Common stock - no par value, stated value $.001 per share. Authorized 7,000,000 shares - 3,809,388 and 3,854,610 shares outstanding	3,808	3,855
Additional paid-in capital	44,480,275	45,051,608
Retained earnings	19,318,859	12,651,687
Accumulated other comprehensive income	5,333,336	11,792,214
Total UTG shareholders' equity	69,136,278	69,499,364
Noncontrolling interests	6,698,062	6,285,684
Total shareholders' equity	75,834,340	75,785,048
Total liabilities and shareholders' equity	$432,112,143	$433,721,257

* Balance sheet audited at December 31, 2011.
See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Revenues:
Premiums and policy fees	$3,480,117	$3,622,448	$6,996,561	$7,402,014
Ceded reinsurance premiums and policy fees	(863,967)	(1,002,699)	(1,772,065)	(1,830,973)
Net investment income	2,428,499	5,575,059	9,379,255	11,866,576
Other income	531,485	522,480	1,079,179	1,001,704
Revenues before realized gains	5,576,134	8,717,288	15,682,930	18,439,321
Realized investment gains (losses), net:
Other-than-temporary impairments	0	(222,947)	0	(262,067)
Other realized investment gains, net	3,846,725	325,990	10,982,695	1,921,508
Total realized investment gains, net	3,846,725	103,043	10,982,695	1,659,441
Total revenues	9,422,859	8,820,331	26,665,625	20,098,762

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	5,526,152	4,702,304	11,396,960	9,775,949
Ceded Reinsurance benefits and claims	(1,192,533)	(826,845)	(2,028,408)	(1,510,834)
Annuity	218,229	254,810	478,919	523,541
Dividends to policyholders	125,646	139,216	266,270	291,785
Commissions and amortization of deferred policy acquisition costs	(131,671)	(219,139)	(284,484)	(431,829)
Amortization of cost of insurance acquired	286,375	307,754	572,750	615,508
Operating expenses	2,410,634	2,064,465	5,286,129	4,130,802
Interest expense	82,523	82,001	154,698	139,963
Total benefits and other expenses	7,325,355	6,504,566	15,842,834	13,534,885

Income before income taxes	2,097,504	2,315,765	10,822,791	6,563,877
Income tax expense	(503,685)	(919,968)	(3,729,241)	(1,383,711)

Net income	1,593,819	1,395,797	7,093,550	5,180,166

Net income attributable to noncontrolling interests	(153,164)	(139,861)	(426,378)	(564,265)

Net income attributable to common shareholders'	$1,440,655	$1,255,936	$6,667,172	$4,615,901

Amounts attributable to common shareholders':
Basic income per share	$0.38	$0.33	$1.74	$1.21

Diluted income per share	$0.38	$0.33	$1.74	$1.21

Basic weighted average shares outstanding	3,814,403	3,823,305	3,825,802	3,828,572

Diluted weighted average shares outstanding	3,814,403	3,823,305	3,825,802	3,828,572
See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Net Income	$1,593,819	$1,395,797	$7,093,550	$5,180,166

Other comprehensive income, net of tax:

Unrealized holding gains/(losses) arising during period	652,957	850,232	(648,458)	1,686,537
Less reclassification adjustment for (gains)/losses included in net income	(708,560)	236,186	(5,810,420)	(1,359,331)
Subtotal: Other comprehensive income/(loss), net of tax	(55,603)	1,086,418	(6,458,878)	327,206

Comprehensive income	1,538,216	2,482,215	634,672	5,507,372

Less comprehensive income attributable to noncontrolling interests	(153,164)	(240,650)	(426,378)	(665,054)

Comprehensive income attributable to UTG, Inc.	$1,385,052	$2,241,565	$208,294	$4,842,318
See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2012	2011

Cash flows from operating activities:
Net income attributable to common shareholders	$6,667,172	$4,615,901
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	(874,286)	(2,427,818)
Realized investment gains, net	(10,982,695)	(1,659,441)
Unrealized trading gains included in income	(167,251)	(1,357,344)
Amortization of deferred policy acquisition costs	31,024	34,346
Amortization of cost of insurance acquired	572,750	615,508
Depreciation	638,394	690,710
Net income attributable to noncontrolling interest	426,378	564,265
Charges for mortality and administration of universal life and annuity products	(3,541,227)	(3,724,854)
Interest credited to account balances	2,551,509	2,679,543
Change in accrued investment income (loss)	(1,418,809)	144,647
Change in reinsurance receivables	1,486,180	1,547,249
Change in policy liabilities and accruals	(2,191,530)	(2,357,610)
Change in income taxes receivable (payable)	2,526,735	(949,163)
Change in other assets and liabilities, net	1,723	4,129,877
Net cash provided by (used in) operating activities	(4,273,933)	2,545,816

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	79,045,533	126,519,335
Equity securities available for sale	559,865	2,891,101
Trading securities	7,148,992	79,855,048
Mortgage loans	2,583,581	749,819
Discounted mortgage loans	3,156,105	7,508,210
Real estate	8,808,213	1,185,911
Policy loans	1,982,303	1,710,893
Total proceeds from investments sold and matured	103,284,592	220,420,317
Cost of investments acquired:
Fixed maturities available for sale	(120,109,964)	(123,967,122)
Equity securities available for sale	(9,173,511)	(717,600)
Trading securities	(6,625,128)	(77,390,562)
Mortgage loans	(15,813,757)	(846)
Discounted mortgage loans	(6,040,124)	(8,585,147)
Real estate	(6,142,148)	(10,625,161)
Policy loans	(1,499,930)	(1,647,918)
Total cost of investments acquired	(165,404,562)	(222,934,356)
Sale/Purchase of property and equipment	17,440	(204,475)
Net cash used in investing activities	(62,102,530)	(2,718,514)

Cash flows from financing activities:
Policyholder contract deposits	2,990,832	3,206,514
Policyholder contract withdrawals	(3,364,427)	(2,581,770)
Proceeds from notes payable/line of credit	1,281,000	5,380,000
Payments of principal on notes payable/line of credit	(1,221,425)	(2,449,174)
Purchase of treasury stock	(571,380)	(397,433)
Distributions to minority interests of consolidated subsidiaries	(14,000)	0
Net cash provided by (used in) financing activities	(899,400)	3,158,137

Net increase (decrease) in cash and cash equivalents	(67,275,863)	2,985,439
Cash and cash equivalents at beginning of period	82,925,675	18,483,452
Cash and cash equivalents at end of period	$15,649,812	$21,468,891

See accompanying notes.

UTG, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of UTG, Inc. (the "Parent") and its subsidiaries (collectively with the Parent, the "Company").  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of management, are necessary for a fair presentation of the results for the interim periods.  The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company's consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, as amended by Amendment No. 1 on Form 10-K/A.  The Company's results of operations for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other future period.

This document at times will refer to the Registrant's largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC ("FSF"), a Kentucky corporation, and First Southern Bancorp, Inc. ("FSBI"), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank ("FSNB").  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG's largest shareholder through his ownership control of FSF, FSBI and affiliates.  At June 30, 2012, Mr. Correll owns or controls directly and indirectly approximately 58% of UTG's outstanding stock.

2.	NEW ACCOUNTING STANDARDS

In September 2011, the Financial Accounting Standards Board ("FASB") issued guidance related to evaluating goodwill for impairment. The new guidance provides entities with the option to perform a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the quantitative two-step goodwill impairment test. Entities also have the option to bypass the assessment of qualitative factors for any reporting unit in any period and proceed directly to performing the first step of the quantitative two-step goodwill impairment test, as was required prior to the issuance of this new guidance. An entity may begin or resume performing the qualitative assessment in any subsequent period. This guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance, effective January 1, 2012, did not have a material effect on the Company's consolidated financial statements.

In June and December 2011, the FASB issued guidance that requires all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public entities, the amendments were effective for fiscal years and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. This standard only affected the Company's presentation of comprehensive income.

In May 2011, the FASB issued guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Some of the amendments in this update clarify the FASB's intent about the application of certain existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. None of the amendments in this update require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. For public entities, this guidance was effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance, effective January 1, 2012, did not have a material effect on the Company's consolidated financial statements.

3.	INVESTMENTS

A.	Available for Sale Securities - Fixed Maturity and Equity Securities

The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in available for sale securities are summarized as follows:

June 30, 2012	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$25,808,010	$3,492,117	$0	$29,300,127
States, municipalities and political subdivisions	195,000	7,952	0	202,952
Collateralized mortgage obligations	363,190	2,485	(2,599)	363,076
Public utilities	399,893	63,098	0	462,991
All other corporate bonds	130,486,127	5,684,032	(2,408,880)	133,761,279
	157,252,220	9,249,684	(2,411,479)	164,090,425
Equity securities	24,813,689	1,009,534	(91,813)	25,731,410
Total	$182,065,909	$10,259,218	$(2,503,292)	$189,821,835

December 31, 2011	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$56,794,363	$13,805,565	$0	$70,599,928
States, municipalities and political subdivisions	235,000	6,317	0	241,317
Collateralized mortgage obligations	750,944	11,756	(2,973)	759,727
Public utilities	399,887	62,188	0	462,075
All other corporate bonds	49,334,206	4,901,684	(1,715,760)	52,520,130
	107,514,400	18,787,510	(1,718,733)	124,583,177
Equity securities	16,200,043	1,216,286	(116,701)	17,299,628
Total	$123,714,443	$20,003,796	$(1,835,434)	$141,882,805

The amortized cost and estimated market value of debt securities at June 30, 2012, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale June 30, 2012	Amortized Cost	Estimated Market Value

Due in one year or less	$0	$0
Due after one year through five years	24,227,580	25,964,171
Due after five years through ten years	91,150,733	94,705,280
Due after ten years	41,510,717	43,057,898
Collateralized mortgage obligations	363,190	363,076
Total	$157,252,220	$164,090,425

The fair value of investments with sustained gross unrealized losses at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012			December 31, 2011

	Fair value	Unrealized losses	Number of Securities	Fair value	Unrealized losses	Number of Securities
Fixed Maturities:
Less than 12 months:
Collateralized mortgage obligations	$6,201	$31	1	$7,008	$36	1
All other corporate bonds	41,614,109	771,403	21	3,915,393	17,574	4
Greater than 12 months:
Collateralized mortgage obligations	96,928	2,568	1	97,868	2,937	2
All other corporate bonds	1,324,925	1,637,477	4	1,268,583	1,698,186	4
Total fixed maturities	43,042,163	2,411,479	27	5,288,852	1,718,733	11

Equities:
Less than 12 months	4,675,249	6,951	1	848,032	55,141	2
Greater than 12 months	449,138	84,862	1	292,441	61,560	1
Total equities	5,124,387	91,813	2	1,140,473	116,701	3
Total fixed maturities and equities	$48,166,550	$2,503,292	29	$6,429,325	$1,835,434	14

Substantially all of the unrealized losses on fixed maturities available for sale at June 30, 2012 and December 31, 2011 relate to investment grade securities and are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company's expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company's evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of June 30, 2012.

The Company regularly reviews its investment securities for factors that may indicate that a decline in fair value of an investment is other than temporary.  The factors considered by management in its regular review to identify and recognize other-than-temporary impairment losses on fixed maturities include, but are not limited to: the length of time and extent to which the fair value has been less than cost; the Company's intent to sell, or be required to sell, the debt security before the anticipated recovery of its remaining amortized cost basis; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support, whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions, including the effect of changes in market interest rates.  If the Company intends to sell a debt security, or it is more likely than not that it would be required to sell a debt security before the recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date would be recognized by a charge to other-than-temporary losses in the Condensed Consolidated Statements of Income.

Equity securities may experience other-than-temporary impairments in the future based on the prospects for full recovery in value in a reasonable period of time and the Company's ability and intent to hold the security to recovery.  If a decline in fair value is judged by management to be other-than-temporary or management does not have the intent or ability to hold a security, a loss is recognized by a charge to other-than-temporary impairment losses in the Condensed Consolidated Statements of Income.

Based on management's review of the investment portfolio, the Company recorded the following losses for other-than-temporary impairments in the Condensed Consolidated Statements of Income for the six months ended June 30, 2012 and 2011:

	Six Months Ended
	June 30,
	2012	2011

Other than temporary impairments:
Mortgage loans	$0	$262,067

The other-than-temporary impairments recognized during 2011 were due to appraisal valuations and Management's analysis of discounted mortgage loans. The mortgage loans were written down to better reflect current expected market values.

B.	Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Condensed Consolidated Statements of Income.  Trading securities include exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities are securities sold short. A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  The fair value of derivatives included in trading security assets and trading security liabilities as of June 30, 2012 was $7,726,989 and $(6,869,725), respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2011 was $3,217,420 and $(4,187,885), respectively.  Earnings from trading securities are classified in cash flows from operating activities. Trading revenue charged to net investment income from trading securities was:

	Six Months Ended
	June 30,
	2012	2011

Net unrealized gains	$167,251	$1,357,344
Net realized gains	1,698,758	1,725,993
Net unrealized and realized gains	$1,866,009	$3,083,337

C.	Mortgage Loans

As of June 30, 2012 and December 31, 2011, the Company's mortgage loan portfolio contained 87 and 101 mortgage loans, including discounted mortgage loans, with a carrying value of $52,851,202 and $36,740,839, respectively.

Changes in the current economy could have a negative impact on the loans, including the financial stability of the borrowers, the borrowers' ability to pay or to refinance, the value of the property held as collateral and the ability to find purchasers at favorable prices.  Given the uncertainty of the current market, management has taken a conservative approach with the discounted mortgage loans and has classified all discounted mortgage loans held as non-accrual.  In such status, the Company is not recording any accrued interest income nor is it recording any accrual of discount on the loans held.  Discount accruals reported during 2011 and 2012 were the result of the loan basis already being fully paid.

On the remainder of the mortgage loan portfolio, interest accruals are analyzed based on the likelihood of repayment.  In no event will interest continue to accrue when accrued interest along with the outstanding principal exceeds the net realizable value of the property.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status.

A mortgage loan reserve is established and adjusted based on management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquires the discounted mortgage loans at below fair value, therefore no reserve for delinquent loans is deemed necessary.  Those loans not currently paying are being vigorously worked by management.  The current discounted commercial mortgage loan portfolio has an average price of 34.2% of face value and management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.

4.	FAIR VALUE MEASUREMENTS

The Company measures its assets and liabilities recorded at fair value in the condensed consolidated balance sheets based on the framework set forth in the GAAP fair value accounting guidance.  The framework establishes a fair value hierarchy of three levels based upon the transparency of information used in measuring the fair value of assets or liabilities as of the measurement date.  The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three categories.

Level 1 - Valuation is based upon quoted prices for identical assets or liabilities in active markets that the Company is able to access.  Level 1 fair value is not subject to valuation adjustments.

Level 2 - Valuation is based upon quoted prices for similar assets and liabilities in active markets or quoted prices for identical or similar instruments in markets that are not active. In addition, the Company may use various valuation techniques or pricing models that use observable inputs to measure fair value.

Level 3 - Valuation is based upon unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability.

The Company determines the existence of an active market for an asset or liability based on its judgment as to whether transactions for the asset or liability occur in such market with sufficient frequency and volume to provide reliable pricing information.  If the Company concludes that there has been a significant decrease in the volume and level of activity for an investment in relation to normal market activity for such investment, adjustments to transactions and quoted prices are made to estimate fair value.

The inputs used in the valuation techniques employed by the Company are provided by nationally recognized pricing services, external investment managers and internal resources.  To assess these inputs, the Company's review process includes, but is not limited to, quantitative analysis including benchmarking, initial and ongoing evaluations of methodologies used by external parties to calculate fair value, and ongoing evaluations of fair value estimates based on the Company's knowledge and monitoring of market conditions.

The Company periodically reviews the pricing service provider's policies and procedures for valuing securities.  The assumptions underlying the valuations from external service providers, including unobservable inputs, are generally not readily available as this information is often deemed proprietary.  Accordingly, the Company is unable to obtain comprehensive information regarding these assumptions and methodologies.

The Company's investments in fixed maturity securities available for sale, equity securities available for sale and trading securities assets and liabilities are carried at fair value.  The following are the Company's methodologies and valuation techniques for assets and liabilities measured at fair value.

Fixed maturities available for sale mainly consist of U.S. treasury securities and corporate debt securities. The Company employs a market approach to the valuation of securities where there are sufficient market transactions involving identical or comparable assets. If sufficient market data is not available for identical or comparable assets, the Company uses an income approach to valuation. The majority of the financial instruments included in fixed maturity securities available for sale are evaluated utilizing observable inputs; accordingly, they are categorized in either Level 1 or Level 2 of the fair value hierarchy. However, in instances where significant inputs utilized in valuation of the securities are unobservable, the securities are categorized in Level 3 of the fair value hierarchy.

Corporate securities primarily include fixed rate corporate bonds. Inputs utilized in connection with the Company's valuation techniques relating to this class of securities include recently executed transactions, market price quotations, benchmark yields and issuer spreads. Corporate securities are categorized in Level 2 of the fair value hierarchy.

U.S. treasury securities are based on quoted prices in active markets and are generally categorized in Level 1 of the fair value hierarchy.

Equity securities available for sale consist of common and preferred stocks mainly in private equity investments, financial institutions and insurance companies. Equity securities for which there is sufficient market data are categorized as Level 2 in the fair value hierarchy.  For the equity securities in which quoted market prices are not available, the transaction price is used as the best estimate of fair value at inception.  When evidence is believed to support a change to the carrying value from the transaction price, adjustments are made to reflect the expected exit values. The Company performs ongoing reviews of the underlying investments. The reviews consist of the evaluations of expected cash flows, material events and market data. These investments are included in Level 3 of the fair value hierarchy.

Securities designated as trading securities consist of exchange-traded equities and exchange-traded options.  These securities are primarily valued at quoted active market prices, and are therefore categorized as Level 1 in the fair value hierarchy.

The following table presents the Company's assets and liabilities measured at fair value in the condensed consolidated balance sheet on a recurring basis as of June 30, 2012.

	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$18,268,606	$145,575,198	$246,621	$164,090,425
Equity Securities, available for sale	0	7,376,563	18,354,847	25,731,410
Trading Securities	13,600,784	0	0	13,600,784
Total	$31,869,390	$152,951,761	$18,601,468	$203,422,619

Liabilities
Trading Securities	$8,345,575	$0	$0	$8,345,575

The following table presents the Company's assets and liabilities measured at fair value in the condensed consolidated balance sheet on a recurring basis as of December 31, 2011.

	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$59,735,100	$64,632,760	$215,317	$124,583,177
Equity Securities, available for sale	0	7,344,260	9,955,368	17,299,628
Trading Securities	8,519,064	0	0	8,519,064
Total	$68,254,164	$71,977,020	$10,170,685	$150,401,869

Liabilities
Trading Securities	$5,471,475	$0	$0	$5,471,475

The following table provides reconciliations for Level 3 assets measured at fair value on a recurring basis. Transfers into and out of Level 3 are recognized as of the end of the quarter in which they occur.

	Fixed Maturities, Available for Sale	Equity Securities, Available for Sale	Total
Balance at December 31, 2011	$215,317	$9,955,368	$10,170,685
Total unrealized gain or losses:
Included in other comprehensive income	31,304	64,466	95,770
Purchases	0	8,335,013	8,335,013
Sales	0	0	0
Transfers in to Level 3	0	0	0
Transfers out of Level 3	0	0	0
Balance at June 30, 2012	$246,621	$18,354,847	$18,601,468

Certain assets are not carried at fair value on a recurring basis, including investments such as mortgage loans and policy loans. Accordingly such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the condensed consolidated financial statements.

The carrying values and estimated fair values of certain of the Company's financial instruments not recorded at fair value in the condensed consolidated balance sheets are shown below. Because the fair value for all condensed consolidated balance sheet items are not required to be disclosed, the aggregate fair value amounts presented below are not reflective of the underlying value of the Company.

	June 30, 2012		December 31, 2011
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage loans on real estate	$22,503,095	$23,288,974	$9,272,919	$9,116,148
Discounted mortgage loans	30,348,107	30,348,107	27,467,920	27,467,920
Investment real estate	60,914,817	60,914,817	62,701,375	62,701,375
Policy loans	12,829,856	12,829,856	13,312,229	13,312,229
Cash and cash equivalents	15,649,812	15,649,812	82,925,675	82,925,675
Liabilities
Notes payable	9,591,220	9,582,289	9,531,645	9,519,300

The above estimated fair value amounts have been determined based upon the following valuation methodologies. Considerable judgment was required to interpret market data in order to develop these estimates. Accordingly, the estimates are not necessary indicative of the amounts which could be realized in a current market exchange.  The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.

The fair values of mortgage loans on real estate are estimated using discounted cash flow analyses and interest rates being offered for similar loans to borrowers with similar credit ratings.

The Company has been purchasing non-performing discounted mortgage loans at a deep discount through an auction process led by the federal government.  In general, the discounted loans are non-performing and there is a significant amount of uncertainty surrounding the timing and amount of cash flows to be received by the Company.  Accordingly, the Company records its investment in the discounted loans at its original purchase price, which management believes approximates fair value.

Investment real estate is recorded at the lower of the net investment in the loan or the fair value of the real estate less costs to sell.  The determination of fair value assessments are performed on a periodic, non-recurring basis by external appraisal and assessment of property values by management.

Policy loans are carried at the aggregate unpaid principal balances in the consolidated balance sheets which approximates fair value, and earn interest at rates ranging from 4% to 8%.  Individual policy liabilities in all cases equal or exceed outstanding policy loan balances.

The carrying amount of cash and cash equivalents in the financial statements approximates fair value given the highly liquid nature of the instruments.

The carrying value is a reasonable estimate of fair value for notes payable subject to floating rates of interest.  The fair value of notes payable with fixed rate borrowings is determined based on the borrowing rates currently available to the Company for loans with similar terms and average maturities.

5.	NOTES PAYABLE

At June 30, 2012 and December 31, 2011, the Company had $9,591,220 and $9,531,645 of debt outstanding, respectively.

On December 8, 2006, UTG borrowed funds from First Tennessee Bank National Association through execution of an $18,000,000 promissory note.  The note is secured by the pledge of 100% of the common stock of UG.  The promissory note carries a variable rate of interest based on the 3 month LIBOR rate plus 180 basis points.  Interest is payable quarterly.  Principal is payable annually beginning at the end of the second year in five installments of $3,600,000.  The Company had no borrowings during the first six months of 2012. At June 30, 2012 and December 31, 2011, the outstanding principal balance on this debt was $3,291,411. The loan matures on December 7, 2012 with a final principal payment due of $3,291,411.

In addition to the above promissory note, First Tennessee Bank National Association also provided UTG, Inc. with a $5,000,000 revolving credit note.  This note is for a one-year term and may be renewed by consent of both parties.  The credit note is to provide operating liquidity for UTG, Inc. The promissory note carries a variable rate of interest based on the 90 day LIBOR rate plus 2.75 percentage points, but at no time will the rate be less than 3.25%. The collateral held on the above note also secures this credit note.  During 2012, the Company had borrowings of $1,281,000 and made $1,206,000 in principal payments.  At June 30, 2012 and December 31, 2011, the outstanding principal balance on this debt was $1,075,000 and $1,000,000, respectively.

During 2011, UTG Avalon was extended a credit note from First National Bank of Tennessee in the amount of $5,000,000.  This note is for a one year term and may be renewed by consent of both parties.  The promissory note carries interest at a rate of 4.0%.  During 2011, the Company had borrowings of $5,000,000 against this note.  The funds from this borrowing were used to purchase an investment.  At June 30, 2012 and December 31, 2011, the outstanding principal balance on this debt was $5,000,000.  This note matures on January 3, 2013.

In November 2007, UG became a member of the Federal Home Loan Bank ("FHLB").  This membership allows the Company access to additional credit up to a maximum of 50% of the total assets of UG.  To be a member of the FHLB, the Company was required to purchase shares of common stock of FHLB.  Borrowing capacity is based on 50 times each dollar of stock acquired in FHLB above the "base membership" amount.  The Company's current LOC with the FHLB is $15,000,000.  During 2012, the Company had no borrowings against or repayments to this LOC. At June 30, 2012 the Company had no outstanding principal balance attributable to this LOC.

On February 7, 2007, HPG Acquisitions ("HPG"), a 74% owned affiliate of the Company, borrowed funds from First National Bank of Midland, through execution of a $373,862 promissory note. The note is secured by real estate owned by HPG. The note bears interest at a fixed rate of 5%. There will be 119 regular payments of $3,965 followed by one irregular last payment estimated at $44,125. At June 30, 2012 and December 31, 2011, the outstanding principal balance on this debt was $224,809 and $240,234, respecitvely.

The consolidated scheduled principal reductions on the notes payable for the next five years are as follows:

Year	Amount

2012	$4,395,618
2013	5,031,586
2014	34,154
2015	36,935
2016	39,941

6.	SHAREHOLDERS' EQUITY

A.	Stock Repurchase Program

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of up to $5 million of UTG's common stock.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are made based on the last available market price and are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company.  Through July 2012, UTG has spent $4,410,423 in the acquisition of 547,640 shares under this program.

B.	Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  At June 30, 2012 and June 30, 2011, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

7.	COMMITMENTS AND CONTINGENCIES

The insurance industry has experienced a number of civil jury verdicts which have been returned against life and health insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters.  Some of the lawsuits have resulted in the award of substantial judgments against the insurer, including material amounts of punitive damages.  In some states, juries have substantial discretion in awarding punitive damages in these circumstances.  In the normal course of business, the Company is involved from time to time in various legal actions and other state and federal proceedings.  Management is of the opinion that the ultimate disposition of the matters will not have a materially adverse effect on the Company's results of operations or financial position.

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

As part of the Texas Imperial Life Insurance Company sale, the Company remains contingently liable for certain costs pending the outcome of an ongoing race-based audit on Texas Imperial Life Insurance Company by the Texas Department of Insurance.  Under the agreement, the Company is responsible for 100% of the first $50,000 of costs, 90% of the next $50,000, 75% of the third $50,000 and 50% of the costs above $150,000.  Management had conservatively estimated the Company's exposure and other costs at $50,000 based on information provided to date from the examination team and has established a contingent liability of $47,727 in its financial statements.  This contingency expires December 30, 2013.

Within the Company's trading accounts, certain trading securities carried as liabilities represent securities sold short.  A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.

During 2006, the Company committed to invest up to $4,000,000 in RLF III, LLC ("RLF"), which makes land-based investments in undervalued assets.  RLF does capital calls to its investors as funds are needed for continued land purchases.  At June 30, 2012, the Company has $398,120 committed that has not been requested by RLF.

During 2010, the Company committed to invest up to $2,000,000 in Llano Music, LLC ("Llano"), which invests in music royalties.  Llano does capital calls as funds are needed to acquire the royalty rights.  At June 30, 2012, the Company has $1,466,000 committed that has not been requested by Llano.

During 2011, the Company committed to invest up to $1,250,000 in Marcellus III, LLC, which purchases land for leasing opportunities to those looking to harvest natural resources.  Marcellus does capital calls to its investors as funds are needed for continued land purchases.  At June 30, 2012, the Company has $529,375 committed that has not been requested by Marcellus.

During 2012, the Company committed to invest up to $1,800,000 in Marcellus IV, LLC, which purchases land for leasing opportunities to those looking to harvest natural resources.  Marcellus does capital calls to its investors as funds are needed for continued land purchases.  At June 30, 2012, the Company has $1,752,000 committed that has not been requested by Marcellus.

On November 9, 2011, ACAP shareholders approved a proposed merger with UTG whereby ACAP shareholders received 233 shares of UTG for each share previously held of ACAP.  On November 14, 2011, the merger was completed.  Certain of the ACAP shareholders dissented to the merger requesting the courts determine the value of the ACAP shares.  The legal case is currently in the discovery phase.  The Company has established a contingent liability of $2,550,822 to cover the anticipated proceeds due to the dissenting shareholders and associated legal and other costs.

8.	OTHER CASH FLOW DISCLOSURES

On a cash basis, the Company paid $149,613 and $84,403 in interest expense during the first six months of 2012 and 2011, respectively.  The Company paid $1,343,081 and $1,905,000 in federal income tax during the first six months of 2012 and 2011, respectively.

9.	CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial institutions that at times may exceed federally insured limits.  The Company maintains its primary operating cash accounts with First Southern National Bank, an affiliate of the largest shareholder of UTG, Mr. Jesse Correll, the Company's CEO and Chairman.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively, the "Company") should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in the Company's annual report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

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

Overview

UTG, Inc., a Delaware corporation, is a life insurance holding company.  The Company's dominant business is individual life insurance, which includes the servicing of existing insurance policies in force, the acquisition of other companies in the life insurance business and the administration and processing of life insurance business for other entities.  The Company's focus for the future includes growing the administrative portion of the business.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability.  The Company's critical accounting policies and the related estimates considered most significant by management are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.  Management has identified the accounting policies related to cost of insurance acquired, assumptions and judgments utilized in determining if declines in fair values of investments are other-than-temporary, and valuation methods for investments that are not actively traded as those, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Condensed Consolidated Financial Statements and this Management's Discussion and Analysis.

During the six months ended June 30, 2012, there were no additions to or changes in the critical accounting policies disclosed in the 2011 Form 10-K, except for recently adopted accounting standards discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

(a)	Revenues

The Company's premium and policy fee revenues, net of reinsurance, were approximately $2.6 million for the second quarter of 2012 (a decrease of less than one percent compared to the second quarter of 2011) and approximately $5.2 million for the six months ended June 30, 2012 (a decrease of 6% compared to the corresponding period ended in 2011). Unless the Company acquires a block of in-force business management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience.

The Company's primary source of new business production, which has been immaterial, comes from internal conservation efforts.  Several of the customer service representatives of the Company are also licensed insurance agents, allowing them to offer other products within the Company's portfolio to existing customers.  Additionally, efforts continue to be made in policy retention through more personal contact with the customer including telephone calls to discuss alternatives and reasons for a customer's request to surrender their policy.

Net investment income decreased approximately 56% when comparing 2012 and 2011 second quarter results and 21% when comparing the six months ended June 30, 2012 to the same period in 2011.  The decrease in investment income for the six months ended June 30, 2012 and the second quarter ended 2012, in comparison to the same periods in 2011, is attributable to activity in the trading securities portfolio and the mortgage loan portfolio.

During the second quarter of 2012, the Company experienced a slight loss of income in the trading securities portfolio while during the second quarter of 2011, the Company recorded approximately $3 million in income from the trading securities investment portfolio.  For the six months ended June 30, 2012 and 2011, the Company recognized investment income of approximately $2 million and $4.7 million, respectively, from the trading securities portfolio.  The decrease in trading securities income in 2012, in comparison to 2011, is a result of a reallocation of the Company's investment portfolio beginning during the third quarter of 2011.  Management made the decision to scale back the Company's trading securities investing activities and allocate additional funds to the fixed maturities investment portfolio, based upon adverse experience in the trading securities portfolio in the third quarter of 2011.

During 2012, the Company has seen a positive turn in earnings from the trading securities. Volatility as well as possible losses should be expected in the trading securities portfolio.  Management's target return on the trading securities portfolio is 6% to 8%.

The Company received less income from mortgage loans, including discounted mortgage loans, during the second quarter of 2012 and the first six months of 2012 compared to the same periods in 2011. During the second quarter of 2012 and 2011, the Company received mortgage loan interest of approximately $1.2 million and $1.8 million, respectively.  During the six months ended June 30, 2012 and 2011, the Company recorded mortgage loan interest of $2.8 million and $5.2 million, respectively, which mainly attributable to discounted mortgage loan activity. This decrease is due to fewer discounted mortgage loan settlements.

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

The Company had net realized investment gains of approximately $3.8 million and $100,000 for the second quarter of 2012 and 2011, respectively and approximately $11 million and $1.7 million for the six months ended June 30, 2012 and 2011, respectively.  The increase in net realized gains in 2012, in comparison to 2011, is mainly attributable to the sale of bonds and certain real estate investments.

During 2012, the Company reported realized gains of approximately $9 million from the sale of bonds, primarily U.S. Treasury holdings.  Additionally, realized gains of approximately $1.7 million were recognized from the sale of real estate.

During the fourth quarter of 2011 and first six months of 2012, the Company took advantage of the unusually high price spreads on U.S. government treasury securities relative to other types of bonds in the marketplace, by selling a majority of its U.S. treasury holdings.  The Company has redeployed a majority of its excess cash balances into BBB and BB rated corporate debt issues.  Included in fixed maturity purchases, the Company purchased approximately $66,509,000 and $22,325,000 of BBB and BB rated corporate debt issues, respectively.  These corporate debt issues have an average interest yield of 5.03%.  Interest spreads on these investments are higher than historic trends and Management believes this is an opportunity to enhance yield and provide more recurring investment income.  Lower rated bonds are viewed by the marketplace to inherently hold more default risk.  The trade-off on this risk is a higher interest yield.  Each investment is analyzed prior to acquisition to determine if Management is comfortable with the increased risk relative to the yield.  Management believes there are opportunities currently available in this area where certain corporate bond issues have been more harshly impacted by the marketplace than may really be justified.  It is this type of bond Management is primarily searching for to invest in.

Management continues to view the Company's investment portfolio with utmost priority. Significant time has been spent internally researching the Company's risk and communicating with outside investment advisors about the current investment environment and ways to ensure preservation of capital and mitigate any losses.  Management has put extensive efforts into evaluating the investment holdings.  Additionally, members of the Company's board of directors and investment committee have been solicited for advice and provided with information.  Management has reviewed the Company's entire portfolio on a security level basis to be sure all understand our holdings, potential risks and underlying credit supporting the investments.  Management intends to continue its close monitoring of its bond holdings and other investments for additional deterioration or market condition changes.  Future events may result in Management's determination certain current investment holdings may need to be sold which could result in gains or losses in future periods.  Such future events could also result in other than temporary declines in value that could result in future period impairment losses.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if impairment is other-than-temporary. These risks and uncertainties related to management's assessment of other than temporary declines in value include but are not limited to: the risk that Company's assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer; the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; the risk that fraudulent information could be provided to the Company's investment professionals who determine the fair value estimates.

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

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims, increased approximately 13% in the sixth month period ended June, 30 2012 compared to the same period in 2011 and by approximately 12% for the second quarter 2012, compared to the same quarter in 2011 due to higher claims. Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.

Commissions and amortization of deferred policy acquisition costs decreased approximately 34% in the six month period ended June 30, 2012 compared to the same period in 2011 and by approximately 40% for the second quarter 2012, compared to the same quarter in 2011.  The majority of this number is driven by a financial reinsurance agreement.  The earnings on the block of business covered by this agreement are utilized to re-pay the original borrowed amount.  The commission allowance reported each period from this agreement represents the net earnings on the identified policies covered by the agreement in each reporting period.  As financial reinsurance, all financial results relating to this block of business are utilized to repay the outstanding borrowed amount from the reinsurer.  Securities are specifically identified and segregated in a trust account relative to this arrangement.  Should a gain or loss occur on one of these identified securities in the trust account, the results are included in the calculation of the current period financial results of the treaty with the reinsurer.    While the agreement may result in variances in this line item, this arrangement has no material impact on net income.  A liability for the original ceding commission was established at the origination of the agreement and is amortized through this line item as earnings on the block of business are realized.  Another significant factor is attributable to the Company paying fewer commissions since the Company writes very little new business and renewal premiums on existing business continue to decline.  Most of the Company's agent agreements contained vesting provisions, which provide for continued compensation payments to agents upon their termination subject to certain minimums and often limited to a specific period of time.  Another factor is attributable to normal amortization of the deferred policy acquisition costs asset.  The Company reviews the recoverability of the asset based on current trends and known events compared to the assumptions used in the establishment of the original asset.  No impairments were recorded in any of the periods presented.

Net amortization of cost of insurance acquired decreased approximately 7% in the six month period ended June 30, 2012 compared to the same period in 2011 and by approximately 7% for the second quarter 2012 compared to the same quarter in 2011. Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits.  The Company utilizes a 12% discount rate on the remaining unamortized business.  The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force. This expense is expected to decrease, unless the Company acquires a new block of business.

Operating expenses increased approximately 28% in the six month period ended June 30, 2012 in comparison to the same period in 2011 and by approximately 17% for the second quarter 2012 in comparison to the same quarter in 2011.  The increase in 2012 expenses, in comparison to 2011, is primarily attributable to an increase in legal expenses, charitable contributions and new aircraft use agreement.

The Company's legal expenses increased approximately $250,000 when comparing the six month period ended June 30, 2012 to the same period in 2011 and by approximately $42,000 when comparing the second quarter of 2012 to the second quarter of 2011.  The increase in legal expenses is primarily attributable to the merger of American Capitol and the ACAP dissenters' lawsuit.

The Company's charitable contributions increased by approximately 47% when comparing the six month period ended June 30, 2012 to the same period in 2011. Charitable contributions decreased by approximately 57% when comparing the second quarter 2012 to the same quarter in 2011. Charitable contributions are expected to vary from quarter to quarter and year to year depending on the earnings of the Company.

Additionally, in August 2011, the Company entered into a new agreement relating to the use of an aircraft. This agreement resulted in increased expenses of approximately $25,000 per month, beginning in January 2012.

Management continues to place significant emphasis on expense monitoring and cost containment.  Maintaining administrative efficiencies directly impacts net income.

Interest expense increased approximately 10% in the first six months of 2012 compared to the same period in 2011.  The increase in interest expense during 2012 is mainly attributable to interest from the long-term debt and increased use of lines of credit. Interest expense increased less than 1% when comparing the second quarter of 2012 to the same quarter in 2011.

(c)	Net Income/Loss

The Company reported net income attributable to common shareholders' of approximately $6.7 million during the six month period ended June 30, 2012, an increase of approximately 44% in comparison to the same period in 2011. Second quarter 2012 net income was $1.4 million, an increase of approximately 15% in comparison to the second quarter of 2011. The increase in net income is mainly attributable to realized gains on bonds sold, which was partially offset by an increase in operating expenses.

Future earnings will be significantly negatively impacted should earnings from these one-time items not be realizable in a future period. While management believes there remain additional investments with such one-time earnings, when or if realized remains uncertain.

Financial Condition

Total shareholders' equity increased by less than 1% as of June 30, 2012 compared to December 31, 2011. Retained earnings increased by approximately 53% as of June 30, 2012. The increase in retained earnings is attributable to the current year earnings of the Company.  The increase in retained earnings was offset by a decrease of approximately 55% in accumulated other comprehensive income. The decrease in accumulated other comprehensive income is due to the change in the unrealized values on investments.

Investments represent approximately 76% and 61% of total assets at June 30, 2012 and December 31, 2011, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company's investment portfolio is invested in a diverse set of securities.

As of June 30, 2012, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders' equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments held for sale".  Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.

In April 2012, the Company received the necessary approvals and completed the merger of its two 100% owned insurance subsidiaries, with American Capitol Insurance Company being merged into Universal Guaranty Life Insurance Company.  This transaction was done to provide the Company with additional administrative efficiencies and cost savings related to maintaining separate legal entities.

Liquidity and Capital Resources

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and debt service.  Cash and cash equivalents as a percentage of total assets were approximately 4% and 19% as of June 30, 2012, and December 31, 2011, respectively.  Fixed maturities as a percentage of total assets were approximately 38% and 29% as of June 30, 2012 and December 31, 2011, respectively.

The Company currently has access to funds for operating liquidity.  UTG has a $5,000,000 revolving credit note with First Tennessee Bank National Association.  The revolving credit note was increased at renewal, during 2011, to provide for additional operating liquidity and flexibility for current operations.  On April 6, 2011, UTG Avalon was extended a credit note from First National Bank of Tennessee for $5,000,000.  UG is a member of the FHLB which allows UG access to credit.  UG's current line of credit with the FHLB is $15,000,000.  At June 30, 2012, the Company had $6,075,000 of outstanding borrowings attributable to the lines of credit.

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

Net cash provided by (used in) operating activities was $(4,273,933) and $2,545,816 for the six months ending June 30, 2012 and 2011, respectively.

Net cash used in investing activities was $(62,102,530) and $(2,718,514) for the six month period ending June 30, 2012 and 2011, respectively.  During the first six months of 2012, more emphasis was placed on the sale of U.S. treasury holdings and re-deploying the cash through the purchase of BBB and BB rated corporate bonds.

Net cash provided by (used in) financing activities was $(899,400) and $3,158,137 for the six month period ending June 30, 2012 and 2011, respectively.

At June 30, 2012, the Company had $9,591,220 of debt outstanding.  At December 31, 2011, the Company had $9,531,645 of debt outstanding.  The debt is primarily attributable to the acquisition of ACAP at the end of 2006 and the borrowings on the line of credit to purchase investments.

UTG is a holding company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on management fees received from its insurance subsidiaries, stockholder dividends from its subsidiaries and earnings received on cash balances.  At June 30, 2012, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries.  The Company's insurance subsidiaries have maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.  No dividends were paid to shareholders in 2011 or the first six months of 2012.

UG is an Ohio domiciled insurance company, which requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory net income or b) 10% of statutory capital and surplus.  For the year ended December 31, 2011, UG had statutory net income of $582,217.  At December 31, 2011 UG's statutory capital and surplus amounted to $33,167,222.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  During the first six months of 2012, UG paid UTG ordinary dividends of $384,722. In July 2012, UG paid a dividend of $1,602,000 to UTG. UTG used this dividend to pay off a portion of its long-term debt and line of credit.

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

Interest rate risk

The Company's exposure to interest rate changes results from a significant holding of fixed maturity investments and mortgage loans on real estate, all of which comprised approximately 66% of the investment portfolio as of June 30, 2012.  These investments are mainly exposed to changes in treasury rates.  The fixed maturities investments include U.S. government bonds, securities issued by government agencies, mortgage-backed bonds and corporate bonds.  Approximately 18% of the fixed maturities owned at June 30, 2012 are instruments of the United States government or are backed by U.S. government agencies or private corporations carrying the implied full faith and credit backing of the U.S. government.

To manage interest rate risk, the Company performs periodic projections of asset and liability cash flows to evaluate the potential sensitivity of the investments and liabilities.  Management assesses interest rate sensitivity with respect to the available-for-sale fixed maturities investments using hypothetical test scenarios that assume either upward or downward 100-basis point shifts in the prevailing interest rates.  The following tables set forth the potential amount of unrealized gains (losses) that could be caused by 100-basis point upward and downward shifts on the available-for-sale fixed maturities investments as of June 30, 2012:

Decrease in Interest Rates		Increase in Interest Rates

200 Basis Points	100 Basis Points	100 Basis Points	200 Basis Points
$ 19,527,000	$ 11,650,000	$ (11,158,000)	$ (21,168,000)

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

At June 30, 2012, $13,600,784 of assets and $(8,345,575) of liabilities were classified as trading instruments carried at fair value.  Included in these amounts are derivative investments with a fair value of $7,726,989 and $(6,869,725) in trading security assets and trading security liabilities, respectively.  At December 31, 2011, $8,519,064 of assets and $(5,471,475) of liabilities were classified as trading instruments carried at fair value.  Included in these amounts are derivative investments with a fair value of $3,217,420 and $(4,187,885) in trading security assets and trading security liabilities, respectively.

The Company had no capital lease obligations, material operating lease obligations or purchase obligations outstanding as of June 30, 2012.  The Company currently has $9,591,220 of debt outstanding.

Equity risk

Equity risk is the risk that the Company will incur economic losses due to adverse fluctuations in a particular stock.  As of June 30, 2012 and December 31, 2011, the fair value of our equity securities classified as available for sale was $25,731,410 and $17,299,628, respectively.  As of June 30, 2012, a 10% decline in the value of the equity securities would result in an unrealized loss of $2,573,141, as compared to an estimated unrealized loss of $1,729,963 as of December 31, 2011.  The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by the Company of future market events, but rather as an illustration of the potential impact of such an event.

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

ITEM 4.  MINE SAFETY DISCLOSURES

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

UTG, INC.
(Registrant)

Date:	August 8, 2012	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	August 8, 2012	By	/s/ Theodore C. Miller
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