Form 10-Q
period 2012-09-30
UTG INC
filed 2012-11-09
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant's common stock as of October 24, 2012, was 3,792,974.

UTG, INC. AND SUBSIDIARIES
(The "Company")

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

UTG, Inc.
AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

ASSETS

	September 30,	December 31,
	2012	2011*
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $181,670,688 and $107,514,400)	$195,972,913	$124,583,177
Equity securities, at fair value (cost $28,191,223 and $16,200,043)	29,015,941	17,299,628
Trading securities, at fair value (cost $10,243,381 and $9,147,237)	13,914,699	8,519,064
Mortgage loans on real estate at amortized cost	22,652,297	9,272,919
Discounted mortgage loans on real estate at cost	26,672,841	27,467,920
Investment real estate	63,485,418	62,701,375
Policy loans	12,737,798	13,312,229
Total investments	364,451,907	263,156,312

Cash and cash equivalents	21,195,290	82,925,675
Accrued investment income	2,111,548	1,136,741
Reinsurance receivables:
Future policy benefits	29,340,375	64,693,384
Policy claims and other benefits	4,630,042	4,029,412
Cost of insurance acquired	11,987,140	12,846,266
Deferred policy acquisition costs	441,730	488,266
Property and equipment, net of accumulated depreciation	1,386,754	1,527,285
Income tax receivable	0	281,636
Other assets	2,149,259	2,636,280
Total assets	$437,694,045	$433,721,257

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$295,350,496	$301,393,689
Policy claims and benefits payable	5,029,634	3,016,866
Other policyholder funds	521,979	636,319
Dividend and endowment accumulations	14,059,729	14,176,151
Income tax payable	2,259,832	0
Deferred income taxes	13,248,816	13,745,751
Notes payable	8,115,439	9,531,645
Trading securities, at fair value (proceeds $7,108,044 and $6,288,562)	10,223,976	5,471,475
Other liabilities	8,456,827	9,964,313
Total liabilities	357,266,728	357,936,209

Shareholders' equity:
Common stock - no par value, stated value $.001 per share. Authorized 7,000,000 shares - 3,793,762 and 3,854,610 shares outstanding	3,793	3,855
Additional paid-in capital	44,270,546	45,051,608
Retained earnings	19,448,382	12,651,687
Accumulated other comprehensive income	9,952,322	11,792,214
Total UTG shareholders' equity	73,675,043	69,499,364
Noncontrolling interests	6,752,274	6,285,684
Total shareholders' equity	80,427,317	75,785,048
Total liabilities and shareholders' equity	$437,694,045	$433,721,257

* Balance sheet audited at December 31, 2011.
See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Revenue:
Premiums and policy fees	$3,158,614	$3,367,828	$10,155,175	$10,769,842
Ceded reinsurance premiums and policy fees	(830,087)	(1,150,510)	(2,602,152)	(2,981,483)
Net investment income (loss)	4,611,440	(4,055,513)	13,990,695	7,811,063
Other income	514,850	519,190	1,594,029	1,520,894
Revenues before realized gains	7,454,817	(1,319,005)	23,137,747	17,120,316
Realized investment gains, net:
Other-than-temporary impairments	0	0	0	(262,067)
Other realized investment gains, net	255,555	562,447	11,238,250	2,483,955
Total realized investment gains, net	255,555	562,447	11,238,250	2,221,888
Total revenue (loss)	7,710,372	(756,558)	34,375,997	19,342,204

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	6,570,185	6,090,616	17,967,145	15,866,565
Ceded Reinsurance benefits and claims	(1,864,743)	(1,398,015)	(3,893,151)	(2,908,849)
Annuity	298,940	282,967	777,859	806,508
Dividends to policyholders	107,293	109,097	373,563	400,882
Commissions and amortization of deferred policy acquisition costs	(140,218)	(246,563)	(424,702)	(678,392)
Amortization of cost of insurance acquired	286,376	307,753	859,126	923,261
Operating expenses	1,767,229	1,635,300	7,053,358	5,766,102
Interest expense	67,568	99,300	222,266	239,263
Total benefits and other expenses	7,092,630	6,880,455	22,935,464	20,415,340

Income (loss) before income taxes	617,742	(7,637,013)	11,440,533	(1,073,136)
Income tax (expense) benefit	(288,007)	2,345,119	(4,017,248)	961,408

Net income (loss)	329,735	(5,291,894)	7,423,285	(111,728)

Net (income) loss attributable to noncontrolling interests	(200,212)	604,734	(626,590)	40,469

Net income (loss) attributable to common shareholders'	$129,523	$(4,687,160)	$6,796,695	$(71,259)

Amounts attributable to common shareholders'
Basic income per share	$0.03	$(1.23)	$1.78	$(0.02)

Diluted income per share	$0.03	$(1.23)	$1.78	$(0.02)

Basic weighted average shares outstanding	3,797,779	3,807,430	3,816,354	3,815,602

Diluted weighted average shares outstanding	3,797,779	3,807,430	3,816,354	3,815,602
See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Net Income (loss)	$329,735	$(5,291,894)	$7,423,285	$(111,728)

Other comprehensive income, net of tax:

Unrealized holding gains arising during period	4,740,177	12,773,424	4,091,719	14,359,172
Less reclassification adjustment for gains included in net income	(121,191)	(47,624)	(5,931,611)	(1,406,955)
Subtotal: Other comprehensive income (loss), net of tax	4,618,986	12,725,800	(1,839,892)	12,952,217

Comprehensive income	4,948,721	7,433,906	5,583,393	12,840,489

Less comprehensive (income) loss attributable to noncontrolling interests	(200,212)	604,734	(626,590)	40,469

Comprehensive income attributable to UTG, Inc.	$4,748,509	$8,038,640	$4,956,803	$12,880,958
See accompanying notes.

UTG, Inc.
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2012	2011

Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$6,796,695	$(71,259)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization (accretion) of investments	2,218,898	(3,195,015)
Realized investment gains, net	(11,238,250)	(2,221,888)
Unrealized trading gains included in income	281,685	1,412,630
Amortization of deferred policy acquisition costs	46,536	51,519
Amortization of cost of insurance acquired	859,126	923,261
Depreciation	959,836	1,048,126
Net income (loss) attributable to noncontrolling interest	626,590	(40,469)
Charges for mortality and administration of universal life and annuity products	(5,281,297)	(5,547,734)
Interest credited to account balances	3,725,149	3,915,979
Change in accrued investment income (loss)	(974,807)	371,310
Change in reinsurance receivables	1,507,932	1,748,548
Change in policy liabilities and accruals	(2,422,859)	(3,856,527)
Change in income taxes receivable (payable)	2,259,832	(3,260,867)
Change in other assets and liabilities, net	(935,954)	2,358,592
Net cash used in operating activities	(1,570,888)	(6,363,794)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	84,519,249	130,999,311
Equity securities available for sale	1,287,475	3,231,410
Trading securities	15,344,038	14,209,807
Mortgage loans	4,134,379	2,984,255
Discounted mortgage loans	7,195,550	10,288,755
Real estate	9,499,500	9,921,610
Policy loans	2,782,021	3,478,803
Total proceeds from investments sold and matured	124,762,212	175,113,951
Cost of investments acquired:
Fixed maturities available for sale	(122,811,049)	(125,182,803)
Equity securities available for sale	(11,938,273)	(781,307)
Trading securities	(12,876,567)	(4,641,579)
Mortgage loans	(17,513,757)	(846)
Discounted mortgage loans	(6,146,295)	(10,378,446)
Real estate	(9,299,718)	(12,431,325)
Policy loans	(4,194,686)	(2,862,585)
Total cost of investments acquired	(184,780,345)	(156,278,891)
Sale/Purchase of property and equipment	17,440	(204,475)
Net cash provided by (used in) investing activities	(60,000,693)	18,630,585

Cash flows from financing activities:
Policyholder contract deposits	4,382,637	4,743,069
Policyholder contract withdrawals	(4,664,817)	(4,690,873)
Proceeds from notes payable/line of credit	1,411,000	5,613,000
Payments of principal on notes payable/line of credit	(2,827,206)	(3,958,284)
Purchase of treasury stock	(781,124)	(443,282)
Distributions to minority interests of consolidated subsidiaries	(160,000)	(388,275)
Cash received in reinsurance recapture	2,480,706	0
Net cash provided by (used in) financing activities	(158,804)	875,355

Net increase (decrease) in cash and cash equivalents	(61,730,385)	13,142,146
Cash and cash equivalents at beginning of period	82,925,675	18,483,452
Cash and cash equivalents at end of period	$21,195,290	$31,625,598
See accompanying notes.

UTG, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements include the accounts of UTG, Inc. (the "Parent") and its subsidiaries (collectively with the Parent, the "Company").  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of management, are necessary for a fair presentation of the results for the interim periods.  The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company's consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, as amended by Amendment No. 1 on Form 10-K/A.  The Company's results of operations for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other future period.

This document at times will refer to the Registrant's largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC ("FSF"), a Kentucky corporation, and First Southern Bancorp, Inc. ("FSBI"), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank ("FSNB").  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG's largest shareholder through his ownership control of FSF, FSBI and affiliates.  At September 30, 2012, Mr. Correll owns or controls directly and indirectly approximately 58% of UTG's outstanding stock.

2.	NEW ACCOUNTING STANDARDS

Intangibles-Goodwill and Other – In July 2012, the Financial Accounting Standards Board ("FASB") issued guidance on the testing of indefinite-lived intangible assets for impairment, which is intended to reduce the cost and complexity of the impairment test for indefinite-lived intangible assets by providing an entity with the option to first assess qualitatively whether it is necessary to perform the impairment test that is currently in place. An entity would not be required to quantitatively calculate the fair value of an indefinite-lived intangible asset unless the entity determines that it is more likely than not that its fair value is less than its carrying value. This guidance is effective for interim and annual impairment tests beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance will not have a material effect on the Company's consolidated financial statements.

Comprehensive Income - In June and December 2011, the FASB issued guidance that requires all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public entities, the amendments were effective for fiscal years and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. This standard only affected the Company's presentation of comprehensive income.

Fair Value Measurement - In May 2011, the FASB issued guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Some of the amendments in this update clarify the FASB's intent about the application of certain existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. None of the amendments in this update require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. For public entities, this guidance was effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance, effective January 1, 2012, did not have a material effect on the Company's consolidated financial statements.

3.	INVESTMENTS

A.	Available for Sale Securities – Fixed Maturity and Equity Securities

The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in available for sale securities are summarized as follows:

September 30, 2012	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$38,900,060	$5,637,145	$0	$44,537,205
States, municipalities and political subdivisions	185,000	8,181	0	193,181
U.S. special revenue and assessments	2,162,068	177,494	(13,420)	2,326,142
Collateralized mortgage obligations	2,596,651	203,792	0	2,800,443
Public utilities	399,896	68,686	0	468,582
All other corporate bonds	137,427,013	10,111,709	(1,891,362)	145,647,360
	181,670,688	16,207,007	(1,904,782)	195,972,913
Equity securities	28,191,223	1,144,323	(319,605)	29,015,941
Total	$209,861,911	$17,351,330	$(2,224,387)	$224,988,854

December 31, 2011	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$56,794,363	$13,805,565	$0	$70,599,928
States, municipalities and political subdivisions	235,000	6,317	0	241,317
Collateralized mortgage obligations	750,944	11,756	(2,973)	759,727
Public utilities	399,887	62,188	0	462,075
All other corporate bonds	49,334,206	4,901,684	(1,715,760)	52,520,130
	107,514,400	18,787,510	(1,718,733)	124,583,177
Equity securities	16,200,043	1,216,286	(116,701)	17,299,628
Total	$123,714,443	$20,003,796	$(1,835,434)	$141,882,805

The amortized cost and estimated market value of debt securities at September 30, 2012, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale September 30, 2012	Amortized Cost	Estimated Market Value

Due in one year or less	$4,526,032	$4,791,764
Due after one year through five years	26,233,409	28,447,947
Due after five years through ten years	118,010,160	128,112,307
Due after ten years	30,304,436	31,820,452
Collateralized mortgage obligations	2,596,651	2,800,443
Total	$181,670,688	$195,972,913

The fair value of investments with sustained gross unrealized losses at September 30, 2012 and December 31, 2011 are as follows:

September 30, 2012	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. special revenue and assessments	$0	0	$986,580	(13,420)	$986,580	(13,420)
All other corporate bonds	8,501,862	(285,215)	345,082	(1,606,147)	8,846,944	(1,891,362)
Total fixed maturities	$8,501,862	(285,215)	$1,331,662	(1,619,567)	$9,833,524	(1,904,782)

Equity securities	$9,536,942	(208,209)	$952,604	(111,396)	$10,489,546	(319,605)

December 31, 2011	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Collateralized mortgage obligations	$7,008	(36)	$97,868	(2,937)	$104,876	(2,973)
All other corporate bonds	3,915,393	(17,574)	1,268,583	(1,698,186)	5,183,976	(1,715,760)
Total fixed maturity	$3,922,401	(17,610)	$1,366,451	(1,701,123)	$5,288,852	(1,718,733)

Equity securities	$848,032	(55,141)	$292,441	(61,560)	$1,140,473	(116,701)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of September 30, 2012
Fixed maturities	3	4	7
Equity securities	10	1	11
As of December 31, 2011
Fixed maturities	5	6	11
Equity securities	2	1	3

Substantially all of the unrealized losses on fixed maturities available for sale at September 30, 2012 and December 31, 2011 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company's expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company's evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of September 30, 2012.

The Company regularly reviews its investment securities for factors that may indicate that a decline in fair value of an investment is other than temporary.  The factors considered by management in its regular review to identify and recognize other-than-temporary impairment losses on fixed maturities include, but are not limited to: the length of time and extent to which the fair value has been less than cost; the Company's intent to sell, or be required to sell, the debt security before the anticipated recovery of its remaining amortized cost basis; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support, whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions, including the effect of changes in market interest rates.  If the Company intends to sell a debt security, or it is more likely than not that it would be required to sell a debt security before the recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date would be recognized by a charge to other-than-temporary losses in the Condensed Consolidated Statements of Operations.

Equity securities may experience other-than-temporary impairments in the future based on the prospects for full recovery in value in a reasonable period of time and the Company's ability and intent to hold the security to recovery.  If a decline in fair value is judged by management to be other-than-temporary or management does not have the intent or ability to hold a security, a loss is recognized by a charge to other-than-temporary impairment losses in the Condensed Consolidated Statements of Operations.

Based on management's review of the investment portfolio, the Company recorded the following losses for other-than-temporary impairments in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	September 30,
	2012	2011

Other than temporary impairments:
Mortgage loans	$0	$0

	Nine Months Ended
	September 30,
	2012	2011

Other than temporary impairments:
Mortgage loans	$0	$262,067

The other-than-temporary impairments recognized during 2011 were due to appraisal valuations and Management's analysis of discounted mortgage loans. The mortgage loans were written down to better reflect current expected market values.

B.	Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Condensed Consolidated Statements of Operations.  Trading securities include exchange-traded equities and exchange-traded options and futures.  Trading securities carried as liabilities are securities sold short. A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  The fair value of derivatives included in trading security assets and trading security liabilities as of September 30, 2012 was $10,293,812 and $(8,714,017), respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2011 was $3,217,420 and $(4,187,885), respectively.  Earnings from trading securities are classified in cash flows from operating activities.

Trading revenue charged to net investment income from trading securities was:

	Three Months Ended
	September 30,
	2012	2011

Net unrealized losses	$(448,936)	$(2,769,974)
Net realized gains (losses)	1,110,965	(4,350,117)
Net unrealized and realized gains (losses)	$662,029	$(7,120,091)

	Nine Months Ended
	September 30,
	2012	2011

Net unrealized gains (losses)	$(281,685)	$(1,412,630)
Net realized gains (losses)	3,004,278	(993,168)
Net unrealized and realized gains (losses)	$2,722,593	$(2,405,798)

C.	Mortgage Loans

As of September 30, 2012 and December 31, 2011, the Company's mortgage loan portfolio contained 75 and 101 mortgage loans, including discounted mortgage loans, with a carrying value of $49,325,138 and $36,740,839, respectively.

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

A mortgage loan reserve is established and adjusted based on management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquires the discounted mortgage loans at below fair value, therefore no reserve for delinquent loans is deemed necessary.  Those loans not currently paying are being vigorously worked by management.  The current discounted commercial mortgage loan portfolio has an average price of 36.2% of face value and management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.

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

Level 1 – Valuation is based upon quoted prices for identical assets or liabilities in active markets that the Company is able to access.  Level 1 fair value is not subject to valuation adjustments.

Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets or quoted prices for identical or similar instruments in markets that are not active. In addition, the Company may use various valuation techniques or pricing models that use observable inputs to measure fair value.

Level 3 – Valuation is based upon unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the Company's own assumptions about the inputs that market participants would use in pricing the asset or liability.

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

Securities designated as trading securities consist of exchange-traded equities, options and futures.  These securities are primarily valued at quoted active market prices, and are therefore categorized as Level 1 in the fair value hierarchy.

The following table presents the Company's assets and liabilities measured at fair value in the condensed consolidated balance sheet on a recurring basis as of September 30, 2012.

	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$26,577,895	$169,128,926	$266,092	$195,972,913
Equity Securities, available for sale	0	8,859,293	20,156,648	29,015,941
Trading Securities	13,914,699	0	0	13,914,699
Total	$40,492,594	$177,988,219	$20,422,740	$238,903,553

Liabilities
Trading Securities	$10,223,976	$0	$0	$10,223,976

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

	Fixed Maturities, Available for Sale	Equity Securities, Available for Sale	Total
Balance at December 31, 2011	$215,317	$9,955,368	$10,170,685
Total unrealized gain or losses:
Included in other comprehensive income	50,775	78,995	129,770
Purchases	0	10,122,285	10,122,285
Balance at September 30, 2012	$266,092	$20,156,648	$20,422,740

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

	September 30, 2012		December 31, 2011
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage loans on real estate	$22,652,297	$26,660,697	$9,272,919	$9,116,148
Discounted mortgage loans	26,672,841	26,672,841	27,467,920	27,467,920
Investment real estate	63,485,418	63,485,418	62,701,375	62,701,375
Policy loans	12,737,798	12,737,798	13,312,229	13,312,229
Cash and cash equivalents	21,195,290	21,195,290	82,925,675	82,925,675
Liabilities
Notes payable	8,115,439	8,106,760	9,531,645	9,519,300

The above estimated fair value amounts have been determined based upon the following valuation methodologies. Considerable judgment was required to interpret market data in order to develop these estimates. Accordingly, the estimates are not necessarily indicative of the amounts which could be realized in a current market exchange.  The use of different market assumptions or estimation methodologies may have a material effect on the fair value amounts.

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

5.	NOTES PAYABLE

At September 30, 2012 and December 31, 2011, the Company had the following outstanding debt:

			Outstanding Principal Balance
Instrument	Issue Date	Maturity Date	September 30, 2012	December 31, 2011
Promissory Note:
UTG	12/8/2006	12/7/2012	$2,766,971	$3,291,411
HPG Acquisitions	2/7/2007	11/7/2017	218,468	240,234

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2011	Borrowings	Repayments	September 30, 2012
Lines of Credit:
UTG	7/14/2011	12/7/2012	$5,000,000	$1,000,000	1,411,000	2,281,000	$130,000
UTG Avalon	12/28/2011	1/3/2013	5,000,000	5,000,000	0	0	5,000,000
UG	12/28/2010	12/7/2012	15,000,000	0	0	0	0

The UTG promissory note is secured by the pledge of 100% of the common stock of UG.  The promissory note carries a variable rate of interest based on the 3 month LIBOR rate plus 180 basis points.  Interest is payable quarterly and principal is payable annually beginning at the end of the second year.

The HPG Acquisitions promissory note is secured by real estate owned by HPG. The promissory note bears interest at a fixed rate of 5%.

The UTG line of credit carries a variable rate of interest based on the 90 day LIBOR rate plus 2.75 percentage points, but at no time will the rate be less than 3.25%. The collateral held on the above promissory note also secures this line of credit.

The UTG Avalon line of credit carries interest at a rate of 4.0% and is payable in two semi-annual payments.

UG is a member of the Federal Home Loan Bank ("FHLB").  This membership allows the Company access to additional credit up to a maximum of 50% of the total assets of UG.  To be a member of the FHLB, the Company was required to purchase shares of common stock of FHLB.  Borrowing capacity is based on 50 times each dollar of stock acquired in FHLB above the "base membership" amount.

During the third quarter of 2012, the Company signed a letter of intent to enter into a new line of credit agreement. Final acceptance of the credit facility is expected to occur during the fourth quarter 2012. The new line of credit is expected to replace the existing UTG line of credit.

The consolidated scheduled principal reductions on the notes payable for the next five years are as follows:

Year	Amount

2012	$2,919,837
2013	5,031,586
2014	34,154
2015	36,935
2016	39,941

6.      SHAREHOLDERS' EQUITY

A.	Stock Repurchase Program

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of up to $5 million of UTG's common stock. During September 2012, the Board of Directors approved a resolution to increase the repurchase amount by $1 million, for a total repurchase of $6 million.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are made based on the last available market price and are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company.  Through October 2012, UTG has spent $4,474,463 in the acquisition of 552,362 shares under this program.

B.	Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  At September 30, 2012 and September 30, 2011, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

The following table represents the total funding commitments and the unfunded commitment as of September 30, 2012 related to certain investments:

	Total Funding	Unfunded
	Commitment	Commitment
RLF III, LLC	$4,000,000	$398,120
Llano Music, LLC	2,000,000	936,000
Marcellus III, LLP	1,250,000	529,375
Dew Learning, LLC	1,000,000	857,000
Marcellus HBPI, LLP	1,800,000	1,485,000
PBEX, LLC	5,625,000	4,218,750
Sovereign's Capital, LP	500,000	250,000

During 2006, the Company committed to invest in RLF III, LLC ("RLF"), which makes land-based investment in undervalued assets. RLF does capital calls as funds are needed for continued land purchases.

During 2010, the Company made a commitment to invest in Llano Music, LLC ("Llano), which invests in music royalties. Llano does capital calls to its investors as funds are needed to acquire the royalty rights.

During 2011, the Company committed to invest in Marcellus III, LLP, which purchases land for leasing opportunities to those looking to harvest natural resources. Marcellus III, LLC does capital calls to its investors as funds are needed for continued land purchases.

During 2012, the Company made a commitment to investment in Dew Learning, LLC ("Dew"), which is involved in the marketing and distribution of an electronic education based classroom model. Dew does capital calls to investors as funds are needed for continued development of the program.

During 2012, the Company committed to invest in Marcellus HBPI, LLP, which purchases land for leasing opportunities to those looking to harvest natural resources. Marcellus HPBI, LLC does capital calls to investors as funds are needed for continued land purchases.

During 2012, the Company committed to invest in PBEX, LLC, which purchases land for leasing opportunities to those looking to harvest natural resources. PBEX, LLC does capital calls to investors as funds are needed for continued land purchases.

During 2012, the Company committed to invest in Sovereign's Capital, LP ("Sovereign's"), which invests in companies in emerging markets. Sovereign's is expected to call the remaining unfunded commitment during 2013.

8.	OTHER CASH FLOW DISCLOSURES

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	September 30,
	2012	2011

Interest expense	$19,896	$146,437
Federal income tax	65,689	394,459

	Nine Months Ended
	September 30,
	2012	2011

Interest expense	$169,509	$230,840
Federal income tax	1,408,770	2,299,459

At the end of August, the financial reinsurance agreement with Canada Life Assurance Company was fully repaid.  At that time, the reserves were recaptured through elimination of reinsurance recoverable in exchange for assets received equal to the recaptured reserves.  The following table reflects the breakdown of the assets received.

Assets Received

Bonds	$27,651,746
Common Stock	1,023,394
Cash	2,480,706
Total	$31,155,846

The non-cash acquisitions of bonds and common stock resulting from recapture of reinsurance have been excluded from the accompanying statements of cash flows.

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

During the nine months ended September 30, 2012, there were no additions to or changes in the critical accounting policies disclosed in the 2011 Form 10-K, except for recently adopted accounting standards discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

(a)	Revenues

The Company's premium and policy fee revenues, net of reinsurance, were approximately $2.3 million for the third quarter of 2012, an increase of approximately 5% compared to the same quarter in 2011 and approximately $7.6 million for the nine months ended September 30, 2012, a decrease of approximately 3% compared to the corresponding period ended in 2011. Unless the Company acquires a block of in-force business management expects premium revenue to continue to decline on the existing blocks of business at a rate consistent with prior experience. However, premium revenue increased during the third quarter 2012 as a result of the Company recapturing the financial reinsurance.

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

The Company reported net investment income of approximately $4.6 million during the third quarter 2012 and approximately $14 million for the nine months ended September 30, 2012. The company reported a net investment loss of approximately $4.1 million during the third quarter 2011 and net investment income of approximately $7.8 million for the nine months ended September 30, 2011.  The variance in 2012 and 2011 investment income results are mainly attributable to activity in the trading portfolio, the fixed maturity portfolio and the mortgage loan portfolio.

During the third quarter of 2012, the Company reported income of approximately $662,000 in the trading securities portfolio while during the third quarter 2011, the Company recorded approximately $7 million of losses in the trading securities investment portfolio.  For the nine months ended September 30, 2012 and 2011, the Company recognized investment income of approximately $2.7 million and a loss of approximately $2.4 million, respectively, from the trading securities portfolio.  During 2012, the Company has seen a positive turn in earnings from the trading securities. Volatility as well as possible losses should be expected in the trading securities portfolio. Management's target return on the trading securities portfolio is 6% to 8%.

Income from fixed maturities increased approximately 59% or $672,000 when comparing the third quarter 2012 to the third quarter 2011 and by approximately 48% or $1.6 million when comparing the nine months ended September 30, 2012 to the nine months ended September 30, 2011. The increase in income is attributable to the higher yield earned on the BBB and BB bonds the Company began investing in during 2012. In early 2012, the Company invested a significant portion of its excess cash balances in fixed maturity investments.

The Company received less income from mortgage loans, including discounted mortgage loans, during the third quarter of 2012 and the first nine months of 2012 compared to the same periods in 2011. During the third quarter of 2012 and 2011, the Company received mortgage loan interest of approximately $1.4 million and $1.8 million, respectively.  During the nine months ended September 30, 2012 and 2011, the Company recorded mortgage loan interest of $4.3 million and $6.9 million, respectively, which is mainly attributable to discounted mortgage loan activity. This decrease is due to fewer discounted mortgage loan settlements during the current year.

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

The Company had net realized investment gains of approximately $256,000 and $562,000 for the third quarter of 2012 and 2011, respectively and approximately $11.2 million and $2.2 million for the nine months ended September 30, 2012 and 2011, respectively.  The increase in net realized gains in 2012, in comparison to 2011, is mainly attributable to the sale of fixed maturities and certain real estate investments.

During 2012, the Company reported realized gains of approximately $9.1 million from the sale of fixed maturities, primarily U.S. Treasury holdings.  Additionally, realized gains of approximately $1.7 million were recognized from the sale of real estate.

During the fourth quarter of 2011 and first quarter months of 2012, the Company took advantage of the unusually high price spreads on U.S. government treasury securities relative to other types of bonds in the marketplace, by selling a majority of its U.S. treasury holdings.  The Company has redeployed a majority of its excess cash balances into BBB and BB rated corporate debt issues.  Included in fixed maturity purchases, the Company purchased approximately $66,509,000 and $22,325,000 of BBB and BB rated corporate debt issues, respectively.  These corporate debt issues have an average interest yield of 5.03%.  Interest spreads on these investments are higher than historic trends and Management believes this is an opportunity to enhance yield and provide more recurring investment income.  Lower rated bonds are viewed by the marketplace to inherently hold more default risk.  The trade-off on this risk is a higher interest yield.  Each investment is analyzed prior to acquisition to determine if Management is comfortable with the increased risk relative to the yield.  Management believes there are opportunities currently available in this area where certain corporate bond issues have been more harshly impacted by the marketplace than may really be justified.  It is this type of bond Management is primarily searching for to invest in.

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

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims, increased approximately 9% in the nine month period ended September, 30 2012 compared to the same period in 2011 and by less than 1% for the third quarter 2012, compared to the same quarter in 2011. Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.

Commissions and amortization of deferred policy acquisition costs decreased approximately 37% in the nine month period ended September 30, 2012 compared to the same period in 2011 and by approximately 43% for the third quarter 2012, compared to the same quarter in 2011.  The majority of this number is driven by a financial reinsurance agreement.  The earnings on the block of business covered by this agreement are utilized to re-pay the original borrowed amount.  The commission allowance reported each period from this agreement represents the net earnings on the identified policies covered by the agreement.  As financial reinsurance, all financial results relating to this block of business are utilized to repay the outstanding borrowed amount from the reinsurer.  Securities are specifically identified and segregated in a trust account relative to this arrangement.  Should a gain or loss occur on one of these identified securities in the trust account, the results are included in the calculation of the current period financial results of the treaty with the reinsurer.  While the agreement may result in variances in this line item, this arrangement has no material impact on net income.  A liability for the original ceding commission was established at the origination of the agreement and is amortized through this line item as earnings on the block of business are realized.  This arrangement was fully repaid in August 2012. With the reinsurance recaptured by the Company, a 15% profit share will continue to be paid to the reinsurer going forward relative to the block of business.

The financial reinsurance was repaid during the third quarter 2012. As a result of the financial reinsurance being repaid, the Company recognizes assets in exchange for reducing its reinsurance recoverable.

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

Net amortization of cost of insurance acquired decreased approximately 7% in the nine month period ended September 30, 2012 compared to the same period in 2011 and by approximately 7% for the third quarter 2012 compared to the same quarter in 2011. Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits.  The Company utilizes a 12% discount rate on the remaining unamortized business.  The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force. This expense is expected to decrease, unless the Company acquires a new block of business.

Operating expenses increased approximately 22% in the nine month period ended September 30, 2012 in comparison to the same period in 2011 and by approximately 8% for the third quarter 2012 in comparison to the same quarter in 2011.  The increase in 2012 expenses, in comparison to 2011, is primarily attributable to an increase in legal expenses, charitable contributions and a new aircraft use agreement.

The Company's legal expenses increased by approximately $197,000 when comparing the nine month period ended September 30, 2012 to the same period in 2011 and decreased by approximately $51,000 when comparing the third quarter of 2012 to the third quarter of 2011.  The overall increase in legal expenses is primarily attributable to the merger of American Capitol and the ACAP dissenters' lawsuit.

The Company's charitable contributions for the nine months ended September 30, 2012 and 2011 were approximately $691,000 and $137,000, respectively. The Company's charitable contributions for the three months ended September 30, 2012 and 2011 were approximately $66,000 and $115,000, respectively.  Charitable contributions are expected to vary from quarter to quarter and year to year depending on the earnings of the Company.

Additionally, in August 2011, the Company entered into a new agreement relating to the use of an aircraft. This agreement resulted in increased expenses of approximately $25,000 per month, beginning in January 2012.

Management continues to place significant emphasis on expense monitoring and cost containment.  Maintaining administrative efficiencies directly impacts net income.

Interest expense decreased by approximately 7% during the first nine months of 2012 compared to the same period in 2011. Interest expense decreased by approximately 32% during the three month period ended September 30, 2012 compared to the same period in 2011. The decrease in interest expense is a result of the Company's outstanding debt balance decreasing during 2012.

(c)	Net Income/Loss

The Company reported net income attributable to common shareholders' of approximately $6.8 million during the nine month period ended September 30, 2012, compared to a loss of approximately $71,000 for the same period in 2011. Third quarter 2012 net income was approximately $130,000, compared to a net loss of approximately $4.7 million in the third quarter 2011. The 2011 losses were mainly attributable to the losses reported in the trading securities portfolio. The 2012 earnings are mainly attributable to favorable yields on bonds and certain real estate investments. The Company's 2012 earnings were further influenced by realized gains on fixed maturities and the sale of a parcel of real estate.

Future earnings will be significantly negatively impacted should earnings from these one-time items not be realizable in a future period. While management believes there remain additional investments with such one-time earnings, when or if realized remains uncertain.

Financial Condition

Total shareholders' equity increased by approximately 6% as of September 30, 2012 compared to December 31, 2011. Retained earnings increased by approximately 54% as of September 30, 2012. The increase in retained earnings is attributable to the current year earnings of the Company.  The increase in retained earnings was offset by a decrease of approximately 16% in accumulated other comprehensive income. The decrease in accumulated other comprehensive income is due to the change in the unrealized values on investments.

Investments represent approximately 83% and 61% of total assets at September 30, 2012 and December 31, 2011, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company's investment portfolio is invested in a diverse set of securities.

As of September 30, 2012, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders' equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments held for sale".  Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.

In April 2012, the Company received the necessary approvals and completed the merger of its two 100% owned insurance subsidiaries, with American Capitol Insurance Company being merged into Universal Guaranty Life Insurance Company.  This transaction was done to provide the Company with additional administrative efficiencies and cost savings related to maintaining separate legal entities.

Liquidity and Capital Resources

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and debt service.  Cash and cash equivalents as a percentage of total assets were approximately 5% and 19% as of September 30, 2012, and December 31, 2011, respectively.  Fixed maturities as a percentage of total assets were approximately 45% and 29% as of September 30, 2012 and December 31, 2011, respectively.

The Company currently has access to funds for operating liquidity.  UTG has a $5,000,000 revolving credit note with First Tennessee Bank National Association.  The revolving credit note was increased at renewal, during 2011, to provide for additional operating liquidity and flexibility for current operations.  On April 6, 2011, UTG Avalon was extended a credit note from First National Bank of Tennessee for $5,000,000.  UG is a member of the FHLB which allows UG access to credit.  UG's current line of credit with the FHLB is $15,000,000.  At September 30, 2012, the Company had $5,130,000 of outstanding borrowings attributable to the lines of credit.

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

Net cash used in operating activities was $1,570,888 and $6,363,794 for the nine months ending September 30, 2012 and 2011, respectively.

Net cash provided by (used in) investing activities was $(60,000,693) and $18,630585 for the nine month period ending September 30, 2012 and 2011, respectively.  During the first nine months of 2012, more emphasis was placed on the sale of U.S. treasury holdings and re-deploying the cash through the purchase of BBB and BB rated corporate bonds.

Net cash provided by (used in) financing activities was $(158,804) and $875,355 for the nine month period ending September 30, 2012 and 2011, respectively.

At September 30, 2012, the Company had $8,115,439 of debt outstanding.  At December 31, 2011, the Company had $9,531,645 of debt outstanding.  The debt is primarily attributable to the acquisition of ACAP at the end of 2006 and the borrowings on the line of credit to purchase investments.

UTG is a holding company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on management fees received from its insurance subsidiaries, stockholder dividends from its subsidiaries and earnings received on cash balances.  At September 30, 2012, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries.  The Company's insurance subsidiary has maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.  No dividends were paid to shareholders in 2011 or the first nine months of 2012.

UG is an Ohio domiciled insurance company, which requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory net income or b) 10% of statutory capital and surplus.  For the year ended December 31, 2011, UG had statutory net income of $582,217.  At December 31, 2011 UG's statutory capital and surplus amounted to $33,167,222.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  During the first nine months of 2012, UG paid UTG ordinary dividends of $1,988,722. UTG used the dividends to pay off a portion of its long-term debt and line of credit.

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

NONE

ITEM 1A.  RISK FACTORS

NONE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  MINE SAFETY DISCLOSURES

NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS

*31.1	Certification of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Scheme Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTG, INC.
(Registrant)

Date:	November 9, 2012	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	November 9, 2012	By	/s/ Theodore C. Miller
Theodore C. Miller
Senior Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

*31.1	Certification of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Scheme Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.