Form 10-K
period 2012-12-31
UTG INC
filed 2013-03-28
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. [  ]

Indicate by check mark whether the registrant is large accelerated filer, an accelerator filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non Accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).   Yes [  ]    No [X]

As of June 30, 2012, shares of the Registrant's common stock held by non-affiliates (based upon the price of the last sale of $13.25 per share), had an aggregate market value of approximately $18,154,912.

At February 1, 2013 the Registrant had 3,797,391 outstanding shares of Common Stock, stated value $.001 per share.

Documents incorporated by reference:  None

UTG, Inc.
Form 10-K
Year Ended December 31, 2012

Forward-Looking Statements

This report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. We have based our forward-looking statements on our current expectations and projections about future events. Our forward-looking statements include information about possible or assumed future results of operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as the growth of our business and operations, our business strategy, competitive strengths, goals, plans, future capital expenditures and references to future successes may be considered forward-looking statements. Also, when we use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "probably," or similar expressions, we are making forward-looking statements.

Numerous risks and uncertainties may impact the matters addressed by our forward-looking statements, any of which could negatively and materially affect our future financial results and performance.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and, therefore, the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements that are included in this report, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved. In light of these risks, uncertainties and assumptions, any forward-looking event discussed in this report may not occur.  Our forward-looking statements speak only as of the date made, and we undertake no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments, unless the securities laws require us to do so.

PART I
Item 1.  Business

Business Overview

UTG, Inc. (the "Registrant", "Company" or "UTG") is an insurance holding company incorporated in the state of Delaware in 2005. Its primary direct subsidiary is Universal Guaranty Life Insurance Company ("UG"). The Registrant and its primary subsidiary have only one significant segment, insurance.  The Company's dominant business is individual life insurance, which includes the servicing of existing insurance business in force, the acquisition of other companies in the insurance business, and the administration processing of life insurance business for other entities.

The holding company has no significant business operations of its own and relies on fees, dividends and other distributions from its operating subsidiary as the principal source of cash flows to meet its obligations.  Additional information regarding the cash flow and liquidity needs of the holding company can be found in the Liquidity and Capital Resources section of the Management's Discussion and Analysis of Financial Conditions and Results of Operations.

UG has several wholly-owned and majority-owned subsidiaries.  The subsidiaries were formed to hold certain real estate investments.  The real estate investments were placed into the limited liability companies and partnerships to provide additional protection to the policyholders and to UG.

This document at times will refer to the Registrant's largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC, a Kentucky corporation, ("FSF") and First Southern Bancorp, Inc. ("FSBI"), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank ("FSNB").  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG's largest shareholder through his ownership control of FSF, FSBI and affiliates.  At December 31, 2012, Mr. Correll owns or controls directly and indirectly approximately 55.66% of UTG's outstanding stock.

UTG's website is: www.utgins.com. Information regarding the Company, including recent filings with the Securities and Exchange Commission, are accessible via this website.

Insurance

UG's product portfolio consists of a limited number of life insurance product offerings. All of the products are individual life insurance products, with design variations from each other to provide choices to the customer. These variations generally center around the length of the premium paying period, length of the coverage period and whether the product accumulates cash value or not.

While the Company does not actively sell any new policies today, it has the following products available for issue:

Ten Pay Whole Life – This traditional insurance product has a level face amount and level premium is payable for the first ten policy years. This product is available for issue ages 0-65, and has a minimum face amount of $10,000. This policy can be used in conversion situations, where it is available up to age 75 at a minimum face amount of $5,000. There is no policy fee associated with this product.

Tradition – The Tradition policy is a fixed premium whole life insurance policy. Premiums are level and payable for life.  Issue ages are 0-80. The minimum face amount is the greater of $10,000 or the amount of coverage provided by a $100 annual premium. There is a $30 annual policy fee associated with this product.

Kid Kare – The Kid Kare product is a single premium level term policy to age 21.  The product is sold in units, with one unit equal to a face amount of $5,000 for a single premium of $250. The policy is issued from ages 0-15 and has conversion privileges at age 21. There is no policy fee associated with this product.

Full Circle – The Full Circle product is a decreasing term product available in 10, 15, 20, 25, or 30 year terms.  The product is generally issued to ages 20-65, with a minimum face amount of $10,000.

Sentinel – The Sentinel product is a 10 year level term product.  The product is generally issued to ages 18-65, with a minimum face amount of $25,000.

Reinsurance

As is customary in the insurance industry, the insurance subsidiary cedes insurance to, and assumes insurance from, other insurance companies under reinsurance agreements.  Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk.  The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it.  However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies.  The Company sets a limit on the amount of insurance retained on the life of any one person.  The Company will not retain more than $125,000, including accidental death benefits, on any one life.

The Company's reinsured business is ceded to numerous reinsurers.  The Company monitors the solvency of its reinsurers in seeking to minimize the risk of loss in the event of a failure by one of the parties.  The Company is primarily liable to the insureds even if the reinsurers are unable to meet their obligations.  The primary reinsurers of the Company are large, well-capitalized entities.  See Note 4 – Reinsurance in the Notes to the Consolidated Financial Statements for additional information regarding the Company's reinsurance activities.

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

Reserves

The applicable insurance laws under which the insurance subsidiary operates require that the insurance company report policy reserves as liabilities to meet future obligations on the policies in force.  These reserves are the amounts which, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated in accordance with applicable laws to be sufficient to meet the various policy and contract obligations as they mature.  These laws specify that the reserves shall not be less than reserves calculated using certain mortality tables and interest rates.

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

Investments

Investments are subject to applicable state insurance laws and regulations, which limit the concentration of investments in any one category or class and further limit the investment in any one issuer.  Generally, these limitations are imposed as a percentage of statutory assets or percentage of statutory capital and surplus of each company.

The following table summarizes the Company's fixed maturities distribution at December 31, 2012 and 2011 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

Fixed Maturities

	% of Portfolio

Rating	2012	2011
Investment Grade
AAA	1%	27%
AA	25%	57%
A	17%	3%
BBB	47%	11%
Below Investment Grade	10%	2%
	100%	100%

The following table shows the composition, average maturity and yield of the Company's investment portfolio at December 31, 2012.

	Average
	Carrying	Average	Average
Investments	Value	Maturity	Yield

Fixed maturities held for sale	$155,955,231	8.5 years	4.80%
Equity securities	23,902,271	Not applicable	5.92%
Trading securities	11,268,762	Not applicable	3.20%
Mortgage loans	13,472,237	1 year	7.59%
Discounted mortgage loans	26,902,436	3 years	15.56%
Investment real estate	65,433,194	Not applicable	2.16%
Policy loans	12,951,901	Not applicable	6.25%
Short-term investments and Cash and cash equivalents	6,268,320	On demand	0.12%
Total Investments and Cash and cash equivalents	$316,154,352		6.01%

The Company, from time to time, acquires mortgage loans through participation agreements with FSNB.  FSNB has been able to provide the Company with additional expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market.  The Company is able to receive participations from FSNB for three primary reasons:  1) FSNB has already reached its maximum lending limit to a single borrower, but the borrower is still considered a suitable risk; 2) the interest rate on a particular loan may be fixed for a long period that is more suitable for UG given its asset-liability structure; and 3) FSNB's loan growth might at times outpace its deposit growth, resulting in FSNB participating such excess loan growth rather than turning customers away.  For originated loans, the Company's Management is responsible for the final approval of such loans after evaluation.  Before a new loan is issued, the applicant is subject to certain criteria set forth by Company Management to ensure quality control.  These criteria include, but are not limited to, a credit report, personal financial information such as outstanding debt, sources of income, and personal equity.  Once the loan is approved, the Company directly funds the loan to the borrower.  The Company bears all risk of loss associated with the terms of the mortgage with the borrower.

The Company began purchasing discounted commercial mortgage loans in 2009.  Management has extensive background and experience in the analysis and valuation of commercial real estate. The discounted loans are available through the FDIC's sale of assets of closed banks and from banks wanting to reduce their loan portfolios.  The loans are available on a loan by loan bid process.  Once a loan has been acquired, contact is made with the appropriate individuals to begin a dialog with a goal of determining the borrower's willingness to work together.  There are generally three paths a discounted loan will take:  the borrowers pay as required; a settlement is reached with the loan being paid off at a discounted value; or the loan is foreclosed.

During 2012 and 2011, the Company acquired approximately $22.2 million and $11.2 million in mortgage loans, respectively, including both regular participation mortgage loans as well as discounted mortgage loans.  FSNB services the mortgage loan portfolio of the Company.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.

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

Management has conservatively decided to place the loans in the discounted mortgage loan portfolio on a non-accrual status, due to the instability of the borrowers.  The Company additionally only recognizes any discount once the Company's entire basis in a loan has been recovered.

On the remainder of the mortgage loan portfolio, interest accruals are analyzed based on the likelihood of repayment.  In no event will interest continue to accrue when accrued interest along with the outstanding principal exceeds the net realizable value of the property.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status.

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquired the discounted mortgage loans at below fair value, therefore no reserve for delinquent loans is deemed necessary.  The loan portfolio since purchase is performing very well with a majority of the loans currently paying.  Those not currently paying are being vigorously worked by Management.  The current discounted commercial mortgage loan portfolio has an average price of 36.1% of face value and Management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.  The mortgage loan reserve was $0 at December 31, 2012 and 2011.

The following table shows a distribution of the Company's mortgage loans and discounted mortgage loans by type:

Mortgage Loans	Amount	% of Total

Commercial – all other	$42,956,851	98%
Residential – all other	1,051,656	2%
Total	$44,008,507	100%

The following table shows a geographic distribution of the Company's mortgage loan portfolio including discounted mortgage loans and investment real estate:

	Mortgage Loans	Real Estate

Alabama	2%	0%
Arizona	19%	8%
California	2%	1%
Colorado	0%	4%
Florida	21%	23%
Georgia	13%	8%
Indiana	0%	1%
Kentucky	19%	15%
Maryland	1%	0%
Minnesota	4%	0%
Nevada	4%	0%
North Carolina	2%	0%
Ohio	3%	1%
Pennsylvania	1%	0%
South Carolina	1%	3%
Tennessee	1%	6%
Texas	3%	26%
Utah	0%	1%
West Virginia	4%	3%
Total	100%	100%

See Note 2 – Investments in the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis for additional information regarding the Company's investments.

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

The Company performs administrative work as a third party administrator (TPA) for unaffiliated life insurance companies.  The Company intends to continue to pursue other TPA arrangements. The Company provides TPA services to insurance companies seeking business process outsourcing solutions.  Management believes the Company is positioned to generate additional revenues by utilizing the Company's current excess capacity and administrative services.

Regulation

Holding Company - States have enacted legislation requiring registration and periodic reporting by insurance companies domiciled within their respective jurisdictions that control or are controlled by other corporations so as to constitute a holding company system. Insurance holding company system statutes and regulations impose various limitations on investments in subsidiaries, and may require prior regulatory approval for material transactions between insurers and affiliates and for the payment of certain dividends and other distributions.

Insurance - Insurance companies are subject to regulation and supervision in the states in which they do business.  Generally the state supervisory agencies have broad administrative powers relating to granting and revoking licenses to transact business, licensing agents, approving policy forms, regulating trade practices, approving certain premium rates, setting minimum reserve and loss ratio requirements, determining the form and content of required financial statements, and prescribing the type and amount of investments permitted.  Insurance companies are also required to file detailed annual reports with supervisory agencies, and records of their business are subject to examination at any time.  Under the rules of the National Association of Insurance Commissioners ("NAIC"), insurance companies are examined periodically by one or more of the supervisory agencies.

Risk-Based Capital - The NAIC requires a risk-based capital formula be applied to all life and health insurers. The risk-based capital formula is a threshold formula rather than a target capital formula. It is designed only to identify companies that require regulatory attention and is not to be used to rate or rank companies that are adequately capitalized. UTG's insurance subsidiary, UG, is more than adequately capitalized under the risk-based capital formula.

Guaranty Assessments – State guaranty laws provide for assessments from insurance companies to be placed into a fund which is used, in the event of failure or insolvency of an insurance company, to fulfill the obligations of that company to its policyholders.  The amount which a company is assessed is determined according to the extent of these unsatisfied obligations in each state.  Assessments are recoverable to a great extent as offsets against state premium taxes.

Personnel

At December 31, 2012, UTG and its subsidiaries had 67 full-time employees.  UTG's operations are headquartered in Springfield, Illinois.

Item 1A. Risk Factors

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore does not have to provide the information required by this item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company owns an office complex in Springfield, Illinois, which houses the primary insurance operations.  The office buildings in this complex contain 57,000 square feet of office and warehouse space.

Item 3. Legal Proceedings

In the normal course of business the Company is involved, from time to time, in various legal actions and other state and federal proceedings.  Management is of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Company's results of operations or financial position.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Registrant is a public company whose common stock is traded in the over-the-counter market.  Over-the-counter quotations can be obtained using the UTGN.OB stock symbol.

The following table shows the high and low closing prices for each quarterly period during the past two years, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  The quotations below were acquired from the NASDAQ web site, which also provides quotes for over-the-counter traded securities such as UTG.

	2012		2011

Period	High	Low	High	Low

First quarter	12.75	12.00	10.75	9.00
Second quarter	12.94	12.45	11.75	10.75
Third quarter	14.00	12.50	12.50	11.40
Fourth quarter	13.50	13.05	13.10	11.80

UTG has not declared or paid any dividends on its common stock in the past two fiscal years, and has no current plans to pay dividends on its common stock as it intends to retain all earnings for investment in and growth of the Company's business.  See Note 9 – Shareholders' Equity in the Notes to the Consolidated Financial Statements for information regarding dividend restrictions, including applicable restrictions on the ability of the Company's life insurance subsidiary to pay dividends.

As of February 1, 2013 there were 7,068 record holders of UTG common stock.

Purchases of Equity Securities

The following table provides information with respect to purchases we made of our common stock during the three months ended December 31, 2012 and total repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
Oct. 1 through Oct. 31, 2012	2,834	$13.47	2,834	N/A	$1,497,916
Nov. 1 through Nov. 30, 2012	1,826	$13.18	1,826	N/A	$1,473,848
Dec. 1 through Dec. 31, 2012	6,456	$13.25	6,456	N/A	$1,388,304
Total	11,116		11,116

The Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. During September 2012, the Board of Directors approved a resolution to increase the repurchase amount by $1 million, for a total repurchase of $6 million.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are made based on the last available market price and are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company.   Through December 31, 2012, UTG has spent $4,611,696 in the acquisition of 562,690 shares under this program.

Stock Performance Graph

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore does not have to provide the information required by this item.

Item 6. Selected Financial Data

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore does not have to provide the information required by this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's discussion and analysis of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively with the Parent, the "Company") for the years ended December 31, 2012 and 2011. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Cautionary Statement Regarding Forward-Looking Statements

This report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. We have based our forward-looking statements on our current expectations and projections about future events. Our forward-looking statements include information about possible or assumed future results of operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as the growth of our business and operations, our business strategy, competitive strengths, goals, plans, future capital expenditures and references to future successes may be considered forward-looking statements. Also, when we use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "probably," or similar expressions, we are making forward-looking statements.

Numerous risks and uncertainties may impact the matters addressed by our forward-looking statements, any of which could negatively and materially affect our future financial results and performance.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and, therefore, the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements that are included in this report, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved. In light of these risks, uncertainties and assumptions, any forward-looking event discussed in this report may not occur.  Our forward-looking statements speak only as of the date made, and we undertake no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments, unless the securities laws require us to do so.

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

Critical Accounting Policies

We have identified the accounting policies below as critical to the understanding of our results of operations and our financial condition.  The application of these critical accounting policies in preparing our consolidated financial statements requires Management to use significant judgments and estimates concerning future results or other developments including the likelihood, timing or amount of one or more future transactions or amounts.  Actual results may differ from these estimates under different assumptions or conditions.  On an on-going basis, we evaluate our estimates, assumptions and judgments based upon historical experience and various other information that we believe to be reasonable under the circumstances.  For a detailed discussion of other significant accounting policies, see Note 1 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

Future Policy Benefits – Because of the long-term nature of insurance contracts, the insurance company is liable for policy benefit payments that will be made in the future.  The liability for future policy benefits is determined by standard actuarial procedures common to the life insurance industry.  The accounting policies for determining this liability are disclosed in Note 1 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

DAC and Cost of Insurance Acquired – Deferred acquisition costs are commissions, premium taxes and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized.  The deferred amounts are recorded as an asset and amortized to expense in a systematic manner. Additionally, the costs of acquiring blocks of insurance from other companies or through the acquisition of other companies are also deferred and recorded as deferred acquisition costs as indicated in Note 1 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

Valuation of Securities – The Company's investment portfolio consists of fixed maturities, equity securities, trading securities, mortgage loans and real estate to provide funding of future policy contractual obligations.  The Company's fixed maturities and equity securities are classified as available-for-sale.  Available-for-sale investments are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income in the Consolidated Balance Sheets.

The Company's trading securities are carried at fair value with unrealized gains and losses reported in income in the Consolidated Statements of Operations. Fair value is the price that the Company would expect to receive upon sale of the asset in an orderly transaction.

Mortgage loans on real estate are carried at their unpaid principal balances, adjusted for amortization of premium or discount and valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected.

Discounted mortgage loans consist of non-performing loans that were purchased at a deep discount through an auction process led by the Federal Government.  In general, the discounted mortgage loans are non-performing and there is a significant amount of uncertainty surrounding the timing and amount of cash flows to be received by the Company.  Accordingly, the Company records its investment in the discounted mortgage loans at its original purchase price.

Investment real estate held for sale is reported at the lower of cost or fair value less cost to sell. Expenses to maintain the property are expensed as incurred.

While the available-for-sale securities are generally expected to be held to maturity, they are classified as available-for-sale and are sold periodically to manage risk. Although a majority of the investment portfolio is classified as available-for-sale, the Company has the ability and intent to hold the securities until maturity. See Note 2 – Investments in the Notes to the Consolidated Financial Statements for detailed disclosures regarding the Company's investment portfolio.

Impairment of Investments – The Company continually monitors the investment portfolio for investments that have become impaired in value, where fair value has declined below carrying value.  While the value of the investments in the Company's portfolio continuously fluctuate due to market conditions, an other-than-temporary impairment charge is recorded only when a security has experienced a decline in fair market value which is deemed to be other than temporary.  The policies and procedures the Company uses to evaluate and account for impairments of investments are disclosed in Note 1 – Summary of Significant Accounting Policies and Note 2 – Investments in the Notes to the Consolidated Financial Statements. The Company makes every effort to appropriately assess the status and value of the securities with the information available regarding an other-than-temporary impairment. However, it is difficult to predict the future prospects of a distressed or impaired security.

Deferred Income Taxes – The provision for deferred income taxes is based on the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized by applying enacted statutory tax rates to temporary differences between amounts reported in the Consolidated Financial Statements and the tax basis of existing assets and liabilities. A valuation allowance is recognized for the portion of deferred tax assets that, in Management's judgment, is not likely to be realized. The effect on deferred income taxes of a change in tax rates or laws is recognized in income tax expense in the period that includes the enactment date.

Refer to Note 1 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements for detailed information regarding the Company's significant accounting policies.

Results of Operations

On a consolidated basis, the Company had net income attributable to common shareholders of $9.3 and $6.3 million in 2012 and 2011, respectively.  In 2012, income before income taxes was $15.4 million compared to $7.8 million in 2011.  The increase in income during 2012 was primarily attributable to an increase in investment income.

One-time events, primarily reflected in realized gains, comprise a substantial portion of net income of the Company during 2012 and 2011.  Future earnings will be significantly negatively impacted should earnings from these one-time items not be realizable in a future period.  While Management believes there remain additional investments with such one-time earnings, when or if realized remains uncertain.

Total revenue was $44.8 million in 2012 and $35 million in 2011. The increase in revenues is primarily attributable to an increase in net investment income and realized gains on investments.  The magnitude of realized investment gains and losses in a given year is a function of the timing of trades of investments relative to the markets themselves as well as the recognition of any impairments on investments.

Total benefits and other expenses paid in 2012 were $29.4 million compared to $27.2 million in 2011.

Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased approximately 2% when comparing 2012 to 2011.  The Company writes very little new business. Unless the Company acquires a new company or a block of in-force business, Management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience. The Company's average persistency rate for all policies in-force for 2012 and 2011 was approximately 96.2% and 95.8%, respectively.  Persistency is a measure of insurance in-force retained in relation to the previous year.

The following table reflects net investment income of the Company for the years ended December 31:

	2012	2011

Fixed maturities available for sale	$7,490,812	$4,277,019
Equity securities	1,745,375	971,008
Trading securities	2,565,518	(2,342,085)
Mortgage loans	1,022,895	645,838
Discounted mortgage loans	4,186,155	8,231,832
Real estate	8,384,417	6,820,847
Policy loans	809,885	807,389
Short-term investments	0	156,527
Cash and cash equivalents	7,647	8,396
Total consolidated investment income	26,212,704	19,576,771
Investment expenses	(7,693,447)	(8,378,606)
Consolidated net investment income	$18,519,257	$11,198,165

Net investment income increased approximately 65% in 2012 compared to 2011. The increase in the current year net investment income, in comparison to the prior year results, is attributable to favorable results in the fixed maturities, trading securities and real estate investment portfolios.

Income from the fixed maturities portfolio increased approximately 75% or $3.2 million when comparing 2012 and 2011 results.  In the first half of 2012, the Company invested a significant portion of its excess cash balances in fixed maturity investments, mainly BB and BBB rated corporate securities, which produced higher yields. Interest spreads on these investments are higher than historic trends and Management believes this is an opportunity to enhance yield and provide more recurring investment income.  Lower rated bonds are viewed by the marketplace to inherently hold more default risk.  The trade-off on this risk is a higher interest yield.  Each investment is analyzed prior to acquisition to determine if Management is comfortable with the increased risk relative to the yield.  Management believes there are opportunities currently available in this area where certain corporate bond issues have been more harshly impacted by the marketplace than may really be justified.

The fixed maturity portfolio was also impacted by a reinsurance agreement that was fully recaptured during the third quarter of 2012. At the time the reinsurance was repaid, the reserves were recaptured through the elimination of reinsurance recoverable in exchange for assets received equal to the recaptured reserves. The Company received approximately $27.7 million of investment grade debt securities. See Note 12 – Other Cash Flow Disclosures in the Notes to the Consolidated Financial Statements for further information regarding the repayment of the reinsurance.  The receipt of the debt securities increased the fixed maturities balance, therefore enhancing investment yields.

During 2012, the Company reported income of approximately $2.6 million in the trading securities portfolio compared to a loss of approximately $2.3 million during 2011.  The 2011 losses primarily resulted from holdings relating to market volatility and options relating to U.S. Treasury securities. The losses mainly occurred during the third quarter 2011 when the investment market took a sudden sharp decline as a result of the U.S. debt rating being lowered and concerns of the European nations' debt and potential defaults.  During 2012, the Company has seen a positive turn in earnings from the trading securities portfolio. Volatility as well as possible losses should be expected in the trading securities portfolio.  Management's target return on the trading securities portfolio is 6% to 8%.

Income from the discounted mortgage loan portfolio decreased approximately 49% when comparing 2012 and 2011 results. Income from discounted mortgage loans represented 16% of the consolidated investment income reported by the Company during 2012. The income from the discounted mortgage loan portfolio is mainly the result of one-time events.

Discounted mortgage loans have become more difficult to purchase as result of an increase in market competition. Management expects the discounted mortgage loan portfolio to continue to shrink as a result of the market competition and mortgage loan pay offs.  While Management believes the discounted loans will continue to have favorable earnings and outcomes as they are worked through, there can be no assurance this will remain true in future periods.  Changes in the current economy could have a negative impact on the loans, including the financial stability of the borrowers, the borrowers' ability to pay or refinance, the value of the property held as collateral and the ability to find purchasers at favorable prices.

During 2012, income from real estate investing activities represented 32% of the consolidated investment income reported by the Company.  Income from real estate investing activities increased approximately 23% when comparing 2012 to 2011 results.  Income generated by HPG Acquisitions, LLC ("HPG"), a majority owned subsidiary of UG, represents 82% or approximately $6.9 million of the real estate income reported. HPG's income increased approximately 11% in comparison to the prior year. HPG owns office buildings in Midland, Texas. The increase in income is a result of increased building occupancy and an increase in rent charged.

The following table reflects net realized investment gains (losses) for the years ended December 31:

	2012	2011

Fixed maturities available for sale	$9,406,270	$8,913,987
Equity securities	566,894	(126,193)
Real estate	4,519,553	7,321,059
Mortgage loans	0	(203,440)
Fixed maturities available for sale – OTTI	(12,680)	0
Real estate – OTTI	(174,725)	(3,360,430)
Mortgage loans – OTTI	0	(982,354)
Consolidated net realized investment gains	$14,305,312	$11,562,629

The Company's net realized investment gains increased approximately 24% when comparing 2012 to 2011.  The increase in net investment gains is mainly attributable to realized gains from fixed maturities and a decrease in other-than-temporary impairments recognized in the current year.  Realized gains from fixed maturities increased approximately 6% in comparison to the prior year. The gains are mainly attributable to the Company selling a portion of its U.S. Treasury holdings to take advantage of the unusually high price spreads.  The majority of the gains from the real estate portfolio are attributable to the sale of three pieces of real estate and are considered one-time events.

Realized gains from real estate decreased approximately 38% or $2.8 million when comparing 2012 and 2011 results.  Real estate gains are the result of one-time events and are expected to vary from year to year based upon the Company's real estate sales.  The 2011 real estate gains are mainly attributable to the sale of timber from Cumberland Woodlands, LLC, a wholly owned subsidiary of UG.

During 2012, realized gains were offset by other-than-temporary impairments of $187,405.  The other-than-temporary impairments were taken as a result of Management's assessment and consideration of the length of time the securities have remained in an unrealized loss position.  During 2011, other-than-temporary impairments of $4.3 million were taken as a result of appraisal valuations and Management's analysis of discounted mortgage loans and real estate. The mortgage loans and real estate were written down to better reflect current expected market values.

Other Income

In recent periods, Management's focus has been directed towards promoting and growing TPA services to unaffiliated life insurance companies.  The Company receives monthly fees based on policy in force counts and certain other activity indicators, such as number of premium collections performed, or services performed.  For the years ended 2012 and 2011, the Company received $2.1 million and $2 million for this work, respectively.  These TPA revenue fees are included in the line item "other income" on the Company's consolidated statements of operations.  During 2010, the Company obtained an additional contract for these services, which provides approximately $300,000 of additional revenues annually.  Administration for this block of business began in the first quarter of 2011.  The Company intends to continue to pursue other TPA arrangements as well. The Company provides TPA services to insurance companies seeking business process outsourcing solutions.  Management believes the Company is positioned to generate additional revenues by utilizing the Company's current excess capacity and administrative services.

In summary, the Company's basis for future revenue growth is expected to come from the following primary sources: expansion of TPA revenues, conservation of business currently in force, the maximization of investment earnings and the acquisition of other companies or policy blocks in the life insurance business.  Management has placed a significant emphasis on the development of these revenue sources to enhance these opportunities.

Expenses

Benefits, claims and settlement expenses, net of reinsurance benefits, increased approximately 3% in 2012 compared to 2011.  The increase primarily relates to changes in the Company's death claim experience.  Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

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

Net amortization of cost of insurance acquired decreased approximately 7% in 2012 compared to 2011.  Cost of insurance acquired is established when an insurance company is acquired or when the Company acquires a block of in-force business.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The Company utilizes a 12% discount rate on the remaining unamortized business.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.  This expense is expected to decrease, unless the Company acquires a new block of business.

Operating expenses increased approximately 14% in 2012 compared to 2011.  The increase in 2012 expenses, in comparison to 2011, is primarily attributable to an increase in legal expenses, charitable contributions and information technology expenses.

The Company's legal expenses increased approximately 73% or $125,000 when comparing 2012 to 2011. The increase in legal expenses is primarily attributable to the merger of American Capitol and the ACAP dissenters' lawsuit.  See Note 8 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements for additional information regarding the ACAP dissenters' lawsuit.

The Company's charitable contributions increased approximately 50% or $322,000 when comparing 2012 to 2011.  Charitable contributions are expected to vary from year to year depending on the earnings of the Company.

The Company's information technology expenses increased approximately 33% or $283,000 when comparing 2012 to 2011.  During 2012, the Company invested in new software to assist in increasing operating efficiencies and to meet regulatory requirements.

Management continues to place significant emphasis on expense monitoring and cost containment. Maintaining administrative efficiencies directly impacts net income.

Financial Condition

Investment Information

Investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

The following table reflects, by investment category, the investments held by the Company as of December 31:

	2012	As a % of Total Investments	As a % of Total Assets

Fixed maturities	$187,327,285	52%	42%
Equity securities	30,504,914	8%	7%
Trading securities	14,018,460	4%	3%
Mortgage loans	17,671,554	5%	4%
Discounted mortgage loans	26,336,953	7%	6%
Real estate	68,165,013	19%	15%
Policy loans	12,591,572	3%	3%
Short term investments	6,268,320	2%	1%
Total investments	$362,884,071	100%	81%

	2011	As a % of Total Investments	As a % of Total Assets

Fixed maturities	$124,583,177	47%	29%
Equity securities	17,299,628	7%	4%
Trading securities	8,519,064	3%	2%
Mortgage loans	9,272,919	4%	2%
Discounted mortgage loans	27,467,920	10%	6%
Real estate	62,701,375	24%	14%
Policy loans	13,312,229	5%	3%
Total investments	$263,156,312	100%	60%

The Company's investments are generally managed to match related insurance and policyholder liabilities.  The comparison of investment return with insurance or investment product crediting rates establishes an interest spread.  Interest crediting rates on adjustable rate policies have been reduced to their guaranteed minimum rates, and as such, cannot be lowered any further.  Policy interest crediting rate changes and expense load changes become effective on an individual policy basis on the next policy anniversary.  Therefore, it takes a full year from the time the change was determined for the full impact of such change to be realized.  If interest rates decline in the future, the Company will not be able to lower rates and both net investment income and net income will be impacted negatively.

Management continues to view the Company's investment portfolio with utmost priority. Significant time has been spent internally researching the Company's risk and communicating with outside investment advisors about the current investment environment and ways to ensure preservation of capital and mitigate losses.  Management has put extensive efforts into evaluating the investment holdings.  Additionally, members of the Company's board of directors and investment committee have been solicited for advice and provided with information.  Management reviews the Company's entire portfolio on a security level basis to be sure all understand our holdings, potential risks and underlying credit supporting the investments.  Management intends to continue its close monitoring of its bond holdings and other investments for additional deterioration or market condition changes.  Future events may result in Management's determination that certain current investment holdings may need to be sold which could result in gains or losses in future periods.  Such future events could also result in other than temporary declines in value that could result in future period impairment losses.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if impairment is other-than-temporary. These risks and uncertainties related to Management's assessment of other-than-temporary declines in value include but are not limited to: the risk that Company's assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer; the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; the risk that fraudulent information could be provided to the Company's investment professionals who determine the fair value estimates.

Liquidity

Liquidity provides the Company with the ability to meet on demand the cash commitments required by its business operations and financial obligations.  The Company's liquidity is primarily derived from positive cash flows from operations, a portfolio of marketable securities and line of credit facilities.  The primary cash needs of the Company are for the payment of claims and operating expenses, maintaining adequate statutory capital and surplus levels and meeting debt service requirements.

Parent Company Liquidity

UTG is a holding company that has no day-to-day operations of its own.  Cash flows from UTG's insurance subsidiary, UG, are used to pay costs associated with maintaining the Company in good standing with states in which it does business and the servicing of its debt.  UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  As of December 31, 2012 and 2011, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries.  In 2012, the Parent received $3.3 million in dividends from its insurance subsidiary and $3.5 million in 2011.  The dividends were mainly used to pay debt obligations of the Parent company.  Certain restrictions exist on the payment of dividends from the insurance subsidiary to the Parent company.  For further information regarding the restrictions on the payment of dividends by the insurance subsidiary, see Note 9 – Shareholders' Equity in the Notes to the Consolidated Financial Statements.  Although these restrictions exist, dividend availability from the insurance subsidiary has historically been sufficient to meet the cash flow needs of the Parent company.

Insurance Subsidiary Liquidity

Sources of cash flows for the insurance subsidiary primarily consist of premium and investment income.  Cash outflows from operations include policy benefit payments, commissions, administrative expenses, taxes and dividends to the Parent company.

Short-Term Borrowings

An additional source of liquidity to the Parent company and its subsidiaries is the line of credit facilities extended to them that allow borrowings of up to $28 million. As of December 31, 2012, the Company and its subsidiaries had available $21.3 million in line of credit facilities. As of December 31, 2011, the Company and its subsidiaries had available $14 million in line of credit facilities.  For additional information regarding the line of credit facilities, see Note 7 – Credit Arrangements in the Notes to the Consolidated Financial Statements.

The Company expects to have readily available funds for 2013 and the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiary through internally generated cash flow and the credit facility.  In the unlikely event that more liquidity is needed, the Company could generate additional funds through such sources as a short-term credit facility and intercompany borrowing.

Consolidated Liquidity

Cash used in operating activities was $10.6 million and $10.5 million in 2012 and 2011, respectively.  Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline.  Management anticipates future cash flows from operations to remain similar to historic trends.

During 2012, the Company used net cash of $56 million for investing activities.  During 2011, the investing activities provided net cash of $78.9 million.  Proceeds from investments sold decreased approximately 42% or $109 million when comparing 2012 to 2011. Investment purchases increased approximately 15% or $26.5 million. The net cash provided by and used in investing activities is expected to vary from year to year depending on market conditions and management's ability to find and negotiate favorable investment contracts.

Net cash provided by financing activities was $7 million during 2012 and net cash used by financing activities was $3.9 million during 2011. Proceeds from notes payable increased by approximately $8.4 million in 2012 compared to 2011. During 2012, a majority owned subsidiary of UG, HPG Acquisitions, LLC ("HPG") obtained a $12 million note, which represents a substantial portion of the proceeds from notes payable reported by the Company.  Net cash provided by financing activities was further enhanced in 2012 by $2.5 million in cash received from the reinsurance recapture.  See Note 12 – Other Cash Flow Disclosures in the Notes to the Consolidated Financial Statements for further information regarding the reinsurance recapture.

The Company had cash and cash equivalents of $23.3 million and $83 million as of December 31, 2012 and 2011, respectively.  The Company has a portfolio of marketable fixed and equity securities that are available for sale, if an unexpected event were to occur.  These securities had a fair value of approximately $218 million at December 31, 2012. However, the strong cash flows from investing activities, investment maturities and the availability of the line of credit facilities make it unlikely that the Company would need to sell securities for liquidity purposes.  See Note 2 – Investments in the Notes to the Consolidated Financial Statements for detailed disclosures regarding the Company's investment portfolio.

Management believes the overall sources of liquidity available will be sufficient to satisfy its financial obligations.

Capital Resources

The Company's capital structure consists of short-term debt, long-term debt and shareholders' equity. A complete analysis and description of the short-term and long-term debt issues outstanding as of December 31, 2012 and 2011 are presented in Note 7 – Credit Arrangements in the Notes to the Consolidated Financial Statements.

The Company had outstanding debt of $18.9 million as of December 31, 2012.  Approximately $1.6 million of this debt is related to the acquisition of ACAP Corporation.  Approximately $12.2 million of this debt is related to a note extended to a majority owned subsidiary of UTG, HPG Acquisitions, LLC ("HPG"), during 2012.  HPG borrowed money to return capital to its investors.  UTG Avalon, LLC, a wholly owned subsidiary of UG, has an outstanding line of credit in the amount of $5 million. See Note 7 – Credit Arrangements in the Notes to the Consolidated Financial Statements for detailed disclosures regarding the Company's notes payable.

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

At December 31, 2012, UG has a ratio of approximately 3.41, which is 341% of the authorized control level.  Accordingly, the Company meets the RBC requirements.

The Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. During September 2012, the Board of Directors approved a resolution to increase the repurchase amount by $1 million, for a total repurchase of $6 million.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are made based on the last available market price and are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company.   Through December 31, 2012, UTG has spent $4,611,696 in the acquisition of 562,690 shares under this program.

Shareholders' equity was $79.7 million and $75.8 million as of December 31, 2012 and 2011, respectively. Total shareholders' equity increased approximately 5% in 2012 compared to 2011.  This increase is primarily due to the Company's current year earnings of $9.3 million.

The Company's investments are predominantly in fixed maturity investments such as bonds, which provide sufficient return to cover future obligations. The Company carries all of its fixed maturity holdings as available for sale which are reported in the consolidated financial statements at their market value.

Other Items

During 2012, the Company received approval from the states of Ohio and Texas to merge its two insurance companies. Effective January 1, 2012, American Capitol Insurance Company was merged into Universal Guaranty Life Insurance Company.

New Accounting Pronouncements

See Note 1 – Summary of Significant Account Policies in the Notes to the Consolidated Financial Statements for information regarding new accounting pronouncements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, financing activities or other relationships with unconsolidated entities or other persons.

Contractual Obligations

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore does not have to provide the information required by this item.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore does not have to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of UTG, Inc. and Subsidiaries
Springfield, Illinois

We have audited the accompanying consolidated balance sheets of UTG, Inc. (a Delaware corporation, the "Company") and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of UTG, Inc. and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Brown Smith Wallace, LLC

St. Louis, Missouri
March 22, 2013

UTG, Inc.
Consolidated Balance Sheets
As of December 31, 2012 and 2011

ASSETS

	2012	2011
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $173,526,717 and $107,514,400)	$187,327,285	$124,583,177
Equity securities, at fair value (cost $29,497,001 and $16,200,043)	30,504,914	17,299,628
Trading securities, at fair value (cost $14,714,333 and $9,147,237)	14,018,460	8,519,064
Mortgage loans on real estate at amortized cost	17,671,554	9,272,919
Discounted mortgage loans on real estate at amortized cost	26,336,953	27,467,920
Investment real estate	68,165,013	62,701,375
Policy loans	12,591,572	13,312,229
Short-term investments	6,268,320	0
Total investments	362,884,071	263,156,312

Cash and cash equivalents	23,321,246	82,925,675
Accrued investment income	2,444,790	1,136,741
Reinsurance receivables:
Future policy benefits	29,318,018	64,693,384
Policy claims and other benefits	4,492,430	4,029,412
Cost of insurance acquired	11,700,765	12,846,266
Deferred policy acquisition costs	426,218	488,266
Property and equipment, net of accumulated depreciation	1,344,851	1,527,285
Income taxes receivable	20,035	281,636
Other assets	5,381,969	2,636,280
Total assets	$441,334,393	$433,721,257

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
Future policy benefits	$293,800,162	$301,393,689
Policy claims and benefits payable	3,371,767	3,016,866
Other policyholder funds	477,948	636,319
Dividend and endowment accumulations	14,072,513	14,176,151
Income taxes payable	2,042,786	0
Deferred income taxes	12,301,577	13,745,751
Notes payable	18,857,954	9,531,645
Trading securities, at fair value (proceeds $8,094,787 and $6,288,562)	7,552,704	5,471,475
Other liabilities	9,202,354	9,964,313
Total liabilities	361,679,765	357,936,209

Shareholders' equity:
Common stock - no par value, stated value $.001 per share.
Authorized 7,000,000 shares - 3,798,871 and 3,854,610 shares issued
and outstanding	3,799	3,855
Additional paid-in capital	44,337,743	45,051,608
Retained earnings	21,917,318	12,651,687
Accumulated other comprehensive income	9,664,466	11,792,214
Total UTG shareholders' equity	75,923,326	69,499,364
Noncontrolling interest	3,731,302	6,285,684
Total shareholders' equity	79,654,628	75,785,048
Total liabilities and shareholders' equity	$441,334,393	$433,721,257

See accompanying notes.

UTG, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2012 and 2011

	2012	2011

Revenues:

Premiums and policy fees	$13,276,880	$14,082,400
Reinsurance premiums and policy fees	(3,365,796)	(3,935,191)
Net investment income	18,519,257	11,198,165
Other income	2,098,642	2,055,502
Revenues before realized gains (losses)	30,528,983	23,400,876
Realized investment gains (losses), net:
Other-than-temporary impairments	(187,405)	(4,342,784)
Other realized investment gains, net	14,492,717	15,905,413
Total realized investment gains, net	14,305,312	11,562,629
Total revenues	44,834,295	34,963,505

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life	21,436,471	20,539,432
Reinsurance benefits and claims	(4,223,621)	(3,843,351)
Annuity	1,074,622	1,044,455
Dividends to policyholders	501,070	514,268
Commissions and amortization of deferred
policy acquisition costs	(443,102)	(941,581)
Amortization of cost of insurance acquired	1,145,501	1,231,015
Operating expenses	9,604,668	8,389,781
Interest expense	296,868	260,540
Total benefits and other expenses	29,392,477	27,194,559

Income before income taxes	15,441,818	7,768,946
Income tax expense	(5,494,382)	(1,265,662)

Net income	9,947,436	6,503,284

Net income attributable to noncontrolling interest	(681,805)	(186,669)

Net income attributable to common shareholders	$9,265,631	$6,316,615

Amounts attributable to common shareholders:

Basic income per share	$2.43	$1.65

Diluted income per share	$2.43	$1.65

Basic weighted average shares outstanding	3,809,639	3,824,444

Diluted weighted average shares outstanding	3,809,639	3,824,444
See accompanying notes.

UTG, Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2012 and 2011

	2012	2011

Net Income	$9,947,436	$6,503,284

Other comprehensive income (loss), net of tax:

Unrealized holding gains arising during period	3,978,086	14,578,037
Less reclassification adjustment for gains included in net income	(6,105,834)	(5,794,092)
Subtotal: Other comprehensive income (loss), net of tax	(2,127,748)	8,783,945

Comprehensive income	7,819,688	15,287,229

Less comprehensive income attributable to noncontrolling interests	(681,805)	(858,084)

Comprehensive income attributable to UTG, Inc.	$7,137,883	$14,429,145
See accompanying notes.

UTG, Inc.
Consolidated Statements of Shareholders' Equity

Year ended December 31, 2012	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2012	$3,855	$45,051,608	$12,651,687	$11,792,214	$6,285,684	$75,785,048
Common stock issued during year	16	214,965	0	0	0	214,981
Treasury shares acquired and retired	(72)	(928,830)	0	0	0	(928,902)
Net income attributable to common shareholders	0	0	9,265,631	0	0	9,265,631
Unrealized holding loss on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(2,127,748)	0	(2,127,748)
Distributions	0	0	0	0	(3,236,187)	(3,236,187)
Gain attributable to noncontrolling interest	0	0	0	0	681,805	681,805
Balance at December 31, 2012	$3,799	$44,337,743	$21,917,318	$9,664,466	$3,731,302	$79,654,628

Year ended December 31, 2011
Balance at January 1, 2011	$3,848	$41,432,636	$6,335,072	$3,679,684	$13,676,517	$65,127,757
Common stock issued during year	50	4,094,476	0	0	0	4,094,526
Treasury shares acquired and retired	(43)	(475,504)	0	0	0	(475,547)
Net income attributable to common shareholders	0	0	6,316,615	0	0	6,316,615
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	8,112,530	0	8,112,530
Distributions	0	0	0	0	(3,131,271)	(3,131,271)
Mergers	0	0	0	0	(6,895,546)	(6,895,546)
Acquisitions	0	0	0	0	1,777,900	1,777,900
Gain attributable to noncontrolling interest	0	0	0	0	858,084	858,084
Balance at December 31, 2011	$3,855	$45,051,608	$12,651,687	$11,792,214	$6,285,684	$75,785,048
See accompanying notes.

UTG, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011

	2012	2011

Cash flows from operating activities:
Net income attributable to common shares	$9,265,631	$6,316,615
Adjustments to reconcile net income to net cash
used in operating activities net of changes in assets and liabilities resulting from the sales and purchases of subsidiaries:
Accretion of investments	(998,853)	(3,964,398)
Realized investment gains, net	(14,305,312)	(11,562,629)
Unrealized trading losses included in income	352,761	1,604,757
Realized trading (gains) losses included in income	(2,462,205)	3,714,513
Amortization of deferred policy acquisition costs	62,048	68,692
Amortization of cost of insurance acquired	1,145,501	1,231,015
Depreciation	1,242,149	1,412,661
Net income attributable to noncontrolling interest	681,805	186,669
Charges for mortality and administration
of universal life and annuity products	(7,067,717)	(7,353,389)
Interest credited to account balances	5,192,370	5,152,218
Change in accrued investment income	(1,308,049)	472,684
Change in reinsurance receivables	3,756,502	2,757,683
Change in policy liabilities and accruals	(4,987,472)	(5,037,087)
Change in income taxes payable	2,082,289	(4,535,859)
Change in other assets and liabilities, net	(3,292,668)	(951,349)
Net cash used in operating activities	(10,641,220)	(10,487,204)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	98,640,115	173,221,329
Equity securities available for sale	1,953,434	3,572,456
Trading securities	15,299,053	29,733,306
Mortgage loans	7,546,798	3,139,903
Discounted mortgage loans	6,533,313	15,032,186
Real estate	16,411,306	29,621,068
Policy loans	3,678,795	4,299,197
Total proceeds from investments sold and matured	150,062,814	258,619,445
Cost of investments acquired:
Fixed maturities available for sale	(128,314,307)	(128,598,767)
Equity securities available for sale	(13,834,829)	(727,258)
Trading securities	(16,597,713)	(19,626,789)
Mortgage loans	(15,945,433)	(1,235)
Discounted mortgage loans	(6,299,298)	(11,122,151)
Real estate	(15,829,535)	(15,842,681)
Policy loans	(2,958,138)	(3,635,407)
Short-term investments	(6,268,320)	0
Total cost of investments acquired	(206,047,573)	(179,554,288)
Disposal (purchase) of property and equipment	17,440	(214,475)
Net cash provided by (used in) investing activities	(55,967,319)	78,850,682

Cash flows from financing activities:
Policyholder contract deposits	6,006,858	6,213,174
Policyholder contract withdrawals	(6,644,674)	(5,851,344)
Proceeds from notes payable/line of credit	16,321,035	7,943,000
Payments of principal on notes payable/line of credit	(6,994,726)	(8,783,594)
Purchase of treasury stock	(928,902)	(475,547)
Proceeds from sale of subsidiary	0	164,327
Non controlling distributions of consolidated subsidiary	(3,236,187)	(3,131,271)
Cash received in reinsurance recapture	2,480,706	0
Net cash provided by (used in) financing activities	7,004,110	(3,921,255)

Net increase (decrease) in cash and cash equivalents	(59,604,429)	64,442,223
Cash and cash equivalents at beginning of year	82,925,675	18,483,452
Cash and cash equivalents at end of year	$23,321,246	$82,925,675
See accompanying notes.

UTG, Inc.
Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Business – UTG, Inc. is an insurance holding company. The Company's dominant business is individual life insurance, which includes the servicing of existing insurance in-force and the acquisition of other companies in the life insurance business. UTG and its subsidiaries are collectively referred to as the "Company".

This document at times will refer to the Registrant's largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC, a Kentucky corporation, ("FSF") and First Southern Bancorp, Inc. ("FSBI"), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank ("FSNB").  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG's largest shareholder through his ownership control of FSF, FSBI and affiliates.  At December 31, 2012, Mr. Correll owns or controls directly and indirectly approximately 55.66% of UTG's outstanding stock.

UTG's life insurance subsidiary has several wholly-owned and majority-owned subsidiaries.  The subsidiaries were formed to hold certain real estate investments.  The real estate investments were placed into the limited liability companies and partnerships to provided additional protection to the policyholders and to UG.

Basis of Presentation – The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), under guidance issued by the Financial Accounting Standards Board ("FASB").  The preparation of financial statements in accordance with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Registrant and its wholly and majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated during consolidation.

Business Segments – The Company has only one business segment – life insurance.

Investments – The Company reports its investments as follows:

Fixed Maturity Investments – The Company classifies its fixed maturity investments, which include bonds, as available for sale. Investments classified as available for sale are carried at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in accumulated other comprehensive income.  Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Operations, using the constant yield method over the period to maturity.  Net realized gains and losses on sales of available for sale securities, and unrealized losses considered to be other-than-temporary, are recorded to net realized investment gains (losses) in the Consolidated Statements of Operations.

Equity Securities – Investments in equity securities, which include common and preferred stocks, are reported at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in accumulated other comprehensive income.

Trading Securities – Trading security investments are reported at fair value with gains and losses resulting from changes in fair value recognized in earnings. Trading securities include bonds, exchange traded equities, exchange traded options and exchange traded futures.

Mortgage Loans on Real Estate – Mortgage loans on real estate are reported at their unpaid principal balances, adjusted for amortization of premium or discount and valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected.

Discounted Mortgage Loans on Real Estate – Discounted mortgage loans on real estate are non-performing loans that the Company purchased at a deep discount through an auction process led by the Federal Government.  In general, the discounted loans are non-performing and there is a significant amount of uncertainty surrounding the timing and amount of cash flows to be received by the Company.  Accordingly, the Company records its investment in the discounted loans at its original purchase price.  Management works with the borrower to reach a settlement on the loan or they foreclose on the underlying collateral which is primarily commercial real estate.  For cash payments received during the work out process, the Company records these payments to interest income on a cash basis.  For loan settlements reached, the Company records the amount in excess of the carrying amount of the loan as a discount accretion to investment income at the closing date.  Management reviews the discount loan portfolio regularly for impairment.  If an impairment is identified (after consideration of the underlying collateral), the Company records an impairment to earnings in the period the information becomes known.

Investment Real Estate – Investment real estate held for sale is reported at the lower of cost or fair value less cost to sell. Expenses to maintain the property are expensed as incurred.

Policy Loans – Policy loans are reported at their unpaid balances, including accumulated interest, but not in excess of the cash surrender value of the related policy.

Short-Term Investments – Short-term investments are reported at amortized cost, which approximates fair value.

Gains and Losses – Realized gains and losses include sales of investments and investment impairments.  If any, other-than-temporary impairments in fair value are recognized in net income on the specific identification basis.

Fair Value – Fair values for cash, short-term investments, short-term debt, receivables and payables approximate carrying value. Fair values for fixed maturities, equity securities and certain other assets are determined in accordance with specific accounting guidance.  Fair values are based on quoted market prices, where available.  Otherwise, fair values are based on quoted market prices of comparable instruments in active markets, quotes in inactive markets, or other observable criteria. Mortgage loans on real estate are valued using discounted cash flow analyses. Discounted mortgage loans on real estate are reported at original purchase price, which Management believes reflects fair value.  For more specific information regarding the Company's measurements and procedures in valuing financial instruments, see Note 3 – Fair Value Measurements.

Impairment of Investments – The Company evaluates its investment portfolio for other-than-temporary impairments as described in Note 2 – Investments.  If a security is deemed to be other-than-temporarily impaired, the cost basis of the security is written down to fair value and is treated as a realized loss.

Current accounting guidance states that if an entity intends to sell or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is to be considered other-than-temporarily impaired and the full amount of impairment must be charged to earnings.  Otherwise, losses on fixed maturities which are other-than-temporarily impaired are separated into two categories, the portion of the loss which is considered credit loss and the portion of the loss which is due to other factors.  The credit loss portion is charged to earnings while the loss due to other factors is charged to other comprehensive income.

Cash Equivalents – The Company considers certificates of deposit and other short-term instruments with an original purchased maturity of three months or less to be cash equivalents.

Cash – Cash consists of balances on hand and on deposit in banks and financial institutions.

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

Deferred Policy Acquisitions Costs - Commissions and other costs (salaries of certain employees involved in the underwriting and policy issue functions and medical and inspection fees) of acquiring life insurance products that vary with and are primarily related to the production of new business have been deferred. Deferred acquisition costs are amortized in a systematic manner which matches these costs with the associated revenues.

Property and Equipment - Company-occupied property, data processing equipment and furniture and office equipment are stated at cost less accumulated depreciation of $3,399,309 and $3,235,642 at December 31, 2012 and 2011, respectively.  Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of three to thirty years.  Depreciation expense was $168,442 and $162,941 for the years ended December 31, 2012 and 2011, respectively.

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

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges.  Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances.  Interest crediting rates for universal life and interest sensitive products range from 4.0% to 5.5% as of December 31, 2012 and 2011.

Policy Claims and Benefits Payable - Policy and contract claims include provisions for reported claims in process of settlement, valued in accordance with the terms of the policies and contracts, as well as provisions for claims incurred and unreported. The estimate of incurred and unreported claims is based on prior experience. The Company makes an estimate after careful evaluation of all information available to the Company.  There is no certainty the stated liability for policy claims and benefits payable, including the estimate for incurred but unreported claims, will be the Company's ultimate obligation.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement book values and tax bases of assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  More information concerning income taxes is provided in Note 6 – Income Taxes.

Earnings Per Share – The objective of both basic earnings per share ("EPS") and diluted EPS is to measure the performance of an entity over the reporting period.  The Company presents basic and diluted EPS on the face of the Consolidated Statements of Operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted EPS is calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts, such as stock options, which could be exercised or converted into common shares.

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

Recently Issued Accounting Standards

Intangibles-Goodwill and Other – In July 2012, the Financial Accounting Standards Board ("FASB") issued guidance on the testing of indefinite-lived intangible assets for impairment, which is intended to reduce the cost and complexity of the impairment test for indefinite-lived intangible assets by providing an entity with the option to first assess qualitatively whether it is necessary to perform the impairment test that is currently in place. An entity would not be required to quantitatively calculate the fair value of an indefinite-lived intangible asset unless the entity determines that it is more likely than not that its fair value is less than its carrying value. This guidance is effective for interim and annual impairment tests beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

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

Note 2 – Investments

Available for Sale Securities – Fixed Maturity and Equity Securities

The following tables provide a summary of fixed maturities available for sale and equity securities by original or amortized cost and estimated fair value:

December 31, 2012	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$33,430,165	$5,457,009	$0	$38,887,174
States, municipalities and political subdivisions	160,000	6,637	0	166,637
U.S. special revenue and assessments	2,150,070	153,545	0	2,303,615
Collateralized mortgage obligations	2,241,384	183,409	(8)	2,424,785
Public utilities	399,900	63,662	0	463,562
All other corporate bonds	135,145,198	9,747,565	(1,811,251)	143,081,512
	173,526,717	15,611,827	(1,811,259)	187,327,285
Equity securities	29,497,001	1,303,328	(295,415)	30,504,914
Total	$203,023,718	$16,915,155	$(2,106,674)	$217,832,199

December 31, 2011	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$56,794,363	$13,805,565	$0	$70,599,928
States, municipalities and political subdivisions	235,000	6,317	0	241,317
Collateralized mortgage obligations	750,944	11,756	(2,973)	759,727
Public utilities	399,887	62,188	0	462,075
All other corporate bonds	49,334,206	4,901,684	(1,715,760)	52,520,130
	107,514,400	18,787,510	(1,718,733)	124,583,177
Equity securities	16,200,043	1,216,286	(116,701)	17,299,628
Total	$123,714,443	$20,003,796	$(1,835,434)	$141,882,805

The following table provides a summary of fixed maturities by contractual maturity as of December 31, 2012.  Actual maturities could differ from contractual maturities due to call or prepayment provisions:

Fixed Maturities Available for Sale December 31, 2012	Amortized Cost	Estimated Fair Value

Due in one year or less	$4,067,722	$4,116,580
Due after one year through five years	22,420,385	24,718,707
Due after five years through ten years	105,150,475	113,890,802
Due after ten years	39,643,584	42,173,173
Collateralized mortgage obligations	2,244,551	2,428,023
Total	$173,526,717	$187,327,285

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

The Company held, below investment grade investments with an amortized cost of $19,080,167 and $1,843,314 as of December 31, 2012 and 2011, respectively.  The investments are all classified as "All other corporate bonds".

The fair value of investments with sustained gross unrealized losses at December 31, 2012 and 2011 are as follows:

December 31, 2012	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Collateralized mortgage obligations	$4,513	(8)	$0	0	$4,513	(8)
All other corporate bonds	13,776,705	(245,846)	385,823	(1,565,405)	14,162,528	(1,811,251)
Total fixed maturities	$13,781,218	(245,854)	$385,823	(1,565,405)	$14,167,041	(1,811,259)

Equity securities	$594,081	(295,415)	$0	0	$594,081	(295,415)

December 31, 2011	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Collateralized mortgage obligations	$7,008	(36)	$97,868	(2,937)	$104,876	(2,973)
All other corporate bonds	3,915,393	(17,574)	1,268,583	(1,698,186)	5,183,976	(1,715,760)
Total fixed maturities	$3,922,401	(17,610)	$1,366,451	(1,701,123)	$5,288,852	(1,718,733)

Equity securities	$848,032	(55,141)	$292,441	(61,560)	$1,140,473	(116,701)

The following table provides additional information regarding the number of securities that were in an unrealized loss position for greater than or less than twelve months:

	Less than 12 months	12 months or longer	Total
As of December 31, 2012
Fixed maturities	8	3	11
Equity securities	9	0	9
As of December 31, 2011
Fixed maturities	5	6	11
Equity securities	2	1	3

Substantially all of the unrealized losses on fixed maturities available for sale at December 31, 2012 and 2011 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The unrealized losses on equity investments were primarily attributable to normal market fluctuations.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company's expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company's evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of December 31, 2012 and 2011.

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Consolidated Statements of Operations.  Trading securities include bonds, exchange traded equities, exchange traded options and exchange traded futures.  Trading securities carried as liabilities are securities sold short. A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2012 was $6,745,528 and ($6,050,344), respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2011 was $3,217,420 and $(4,187,885), respectively.  The derivatives held by the Company are for income generation purposes only.

Earnings from trading securities are classified in cash flows from operating activities.

The following table reflects trading securities revenue charged to net investment income for the periods ended December 31:

	2012	2011

Net unrealized gains (losses)	$(352,761)	$(1,604,757)
Net realized gains (losses)	2,918,279	(737,328)
Net unrealized and realized gains (losses)	$2,565,518	$(2,342,085)

Mortgage Loans and Discounted Mortgage Loans on Real Estate

The Company, from time to time, acquires mortgage loans through participation agreements with FSNB.  FSNB has been able to provide the Company with additional expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market.  The Company is able to receive participations from FSNB for three primary reasons:  1) FSNB has already reached its maximum lending limit to a single borrower, but the borrower is still considered a suitable risk; 2) the interest rate on a particular loan may be fixed for a long period that is more suitable for UG given its asset-liability structure; and 3) FSNB's loan growth might at times outpace its deposit growth, resulting in FSNB participating such excess loan growth rather than turning customers away.  For originated loans, the Company's Management is responsible for the final approval of such loans after evaluation.  Before a new loan is issued, the applicant is subject to certain criteria set forth by Company Management to ensure quality control.  These criteria include, but are not limited to, a credit report, personal financial information such as outstanding debt, sources of income, and personal equity.  Once the loan is approved, the Company directly funds the loan to the borrower.  The Company bears all risk of loss associated with the terms of the mortgage with the borrower.

The Company began purchasing discounted commercial mortgage loans in 2009.  Management has extensive background and experience in the analysis and valuation of commercial real estate. The discounted loans are available through the FDIC's sale of assets of closed banks and from banks wanting to reduce their loan portfolios.  The loans are available on a loan by loan bid process.  Once a loan has been acquired, contact is made with the appropriate individuals to begin a dialog with a goal of determining the borrower's willingness to work together.  There are generally three paths a discounted loan will take:  the borrowers pay as required; a settlement is reached with the loan being paid off at a discounted value; or the loan is foreclosed.

During 2012 and 2011, the Company acquired $22,244,731 and $11,123,386 in mortgage loans, respectively, including both regular participation mortgage loans as well as discounted mortgage loans.  FSNB services the mortgage loan portfolio of the Company.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.
During 2012 and 2011, the maximum and minimum lending rates for mortgage loans were:

	2012		2011
	Maximum rate	Minimum rate	Maximum rate	Minimum rate
Commercial Loans	10.00%	3.21%	18.00%	3.24%
Residential Loans	8.00%	6.00%	8.00%	7.00%

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

Management has conservatively decided to place the loans in the discounted mortgage loan portfolio on a non-accrual status, due to the instability of the borrowers.  The Company additionally only recognizes any discount once the Company's entire basis in a loan has been recovered.

On the remainder of the mortgage loan portfolio, interest accruals are analyzed based on the likelihood of repayment.  In no event will interest continue to accrue when accrued interest along with the outstanding principal exceeds the net realizable value of the property.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status.

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquired the discounted mortgage loans at below fair value, therefore no reserve for delinquent loans is deemed necessary.  Those not currently paying are being vigorously worked by Management.  The current discounted commercial mortgage loan portfolio has an average price of 36.1% of face value and Management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.  The mortgage loan reserve was $0 at December 31, 2012 and 2011.

The following table summarizes the number loans held in the discounted mortgage loan portfolio and the carrying value of the loans as of December 31, 2012:

Payment Frequency	Number of Loans	Carrying Value

No payments received	13	$5,558,962
One-time payment received	3	0
Irregular payments received	17	7,681,387
Regular payments received	23	13,096,604
Total	56	$26,336,953

The following table summarizes discounted mortgage loan holdings of the Company for the periods ended December 31:

	2012	2011
In good standing	$3,945,701	$6,657,971
Overdue interest over 90 days	3,368,750	5,907,192
Restructured	7,685,690	7,726,156
In process of foreclosure	11,336,812	7,176,601
Total discounted mortgage loans	$26,336,953	$27,467,920
Total foreclosed discounted mortgage loans during the year	$2,603,017	$21,059,386

Investment Real Estate

Real estate acquired through foreclosure, consisting of properties obtained through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, is reported on an individual asset basis at the lower of cost or fair value, less disposal costs. Fair value is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. When properties are acquired through foreclosure, any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is recognized and charged to the income statement. Based upon Management's evaluation of the real estate acquired through foreclosure, additional expense is recorded when necessary in an amount sufficient to reflect any declines in estimated fair value. Gains and losses recognized on the disposition of the properties are recorded as realized gains and losses in the consolidated statements of income.

Analysis of Investment Operations

The following table reflects the Company's net investment income for the periods ended December 31:

	2012	2011

Fixed maturities	$7,490,812	$4,277,019
Equity securities	1,745,375	971,008
Trading securities	2,565,518	(2,342,085)
Mortgage loans	1,022,895	645,838
Discounted mortgage loans	4,186,155	8,231,832
Real estate	8,384,417	6,820,847
Policy loans	809,885	807,389
Short-term investments	0	156,527
Cash and cash equivalents	7,647	8,396
Total consolidated investment income	26,212,704	19,576,771
Investment expenses	(7,693,447)	(8,378,606)
Consolidated net investment income	$18,519,257	$11,198,165

The following table reflects the Company's net realized investments gains and losses for the periods ended December 31:

2012	Gross Realized Gains	Gross Realized (Losses)	Net Realized Gains (Losses)

Fixed maturities	$9,816,015	$(409,745)	$9,406,270
Real estate	4,533,747	(14,194)	4,519,553
Common stock	566,894	0	566,894
Fixed maturities – OTTI	0	(12,680)	(12,680)
Common stock – OTTI	0	(174,725)	(174,725)
Total realized gains (losses)	$14,916,656	$(611,344)	$14,305,312

2011	Gross Realized Gains	Gross Realized (Losses)	Net Realized Gains (Losses)

Fixed maturities	$9,290,554	$(376,567)	$8,913,987
Equity securities	0	(126,193)	(126,193)
Real estate	7,371,693	(50,634)	7,321,059
Mortgage loans	0	(203,440)	(203,440)
Real estate – OTTI	0	(3,360,430)	(3,360,430)
Mortgage loans – OTTI	0	(982,354)	(982,354)
Total realized gains (losses)	$16,662,247	$(5,099,618)	$11,562,629

Other-Than-Temporary Impairments

The Company regularly reviews its investment securities for factors that may indicate that a decline in fair value of an investment is other than temporary.  The factors considered by Management in its regular review to identify and recognize other-than-temporary impairment losses on fixed maturities include, but are not limited to: the length of time and extent to which the fair value has been less than cost; the Company's intent to sell, or be required to sell, the debt security before the anticipated recovery of its remaining amortized cost basis; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support, whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions, including the effect of changes in market interest rates.  If the Company intends to sell a debt security, or it is more likely than not that it would be required to sell a debt security before the recovery of its amortized cost basis, the entire difference between the security's amortized cost basis and its fair value at the balance sheet date would be recognized by a charge to other-than-temporary losses in the Consolidated Statements of Operations.

Equity securities may experience other-than-temporary impairments in the future based on the prospects for full recovery in value in a reasonable period of time and the Company's ability and intent to hold the security to recovery.  If a decline in fair value is judged by Management to be other-than-temporary or Management does not have the intent or ability to hold a security, a loss is recognized by a charge to other-than-temporary impairment losses in the Consolidated Statements of Operations.

Based on Management's review of the investment portfolio, the Company recorded the following losses for other-than-temporary impairments in the Consolidated Statements of Operations for the periods ended December 31:

	2012	2011

Other than temporary impairments:
Common stock	$174,725	$0
Discounted mortgage loans	0	982,354
Real estate	0	3,360,430
States, municipalities and political subdivisions	12,680	0
Total other than temporary impairments	$187,405	$4,342,784

The other-than-temporary impairments recognized during 2012 were due to Management's assessment and consideration of the length of time the securities have remained in an unrealized loss position.

The other-than-temporary impairments recognized during 2011 were due to appraisal valuations and Management's analysis of discounted mortgage loans and real estate. The mortgage loans and real estate were written down to better reflect current expected market values.

Investments on Deposit

The Company had investments with a fair value of $11,660,630 and $10,998,036 on deposit with various state insurance departments as of December 31, 2012 and 2011, respectively.

Note 3 – Fair Value Measurements

The Company measures its assets and liabilities recorded at fair value in the Consolidated Balance Sheets based on the framework set forth in the GAAP fair value accounting guidance.  The framework establishes a fair value hierarchy of three levels based upon the transparency of information used in measuring the fair value of assets or liabilities as of the measurement date.  The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three categories.

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

The Company determines the existence of an active market for an asset or liability based on its judgment as to whether transactions for the asset or liability occur in such markets with sufficient frequency and volume to provide reliable pricing information.  If the Company concludes that there has been a significant decrease in the volume and level of activity for an investment in relation to normal market activity for such investment, adjustments to transactions and quoted prices are made to estimate fair value.

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

Securities designated as trading securities consist of bonds, exchange traded equities, exchange traded options and exchange traded futures.  These securities are primarily valued at quoted active market prices, and are therefore categorized as Level 1 in the fair value hierarchy. The exchange-traded bonds consist of corporate bonds and are classified as Level 2, consistent with the classification of the fixed maturity corporate bonds.

The following table presents the Company's assets and liabilities measured at fair value in the consolidated balance sheet on a recurring basis as of December 31, 2012.

	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$20,993,398	$166,060,160	$273,727	$187,327,285
Equity Securities, available for sale	1,448,585	6,092,614	22,963,715	30,504,914
Trading Securities	13,903,148	115,312	0	14,018,460
Total	$36,345,131	$172,268,086	$23,237,442	$231,850,659

Liabilities
Trading Securities	$7,552,704	$0	$0	$7,552,704

The following table presents the Company's assets and liabilities measured at fair value in the consolidated balance sheet on a recurring basis as of December 31, 2011.

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

	Fixed Maturities, Available for Sale	Equity Securities, Available for Sale	Total
Balance at December 31, 2011	$215,317	$9,955,368	$10,170,685
Transfers in to Level 3	0	1,424,117	1,424,117
Total unrealized gain or losses:
Included in other comprehensive income	58,410	61,945	120,355
Purchases	0	11,522,285	11,522,285
Balance at December 31, 2012	$273,727	$22,963,715	$23,237,442

The Level 3 securities include collateralized debt obligations of trust preferred securities issued by banks and insurance companies and certain equity securities with unobservable inputs. None of the collateral is subprime or Alt-A mortgages (loans for which the typical documentation was not provided by the borrower).

The following table presents transfers in and out of each of the valuation levels of fair value.

	2012
	In	Out	Net
Level 1	$0	$0	$0
Level 2	0	(1,424,117)	(1,424,117)
Level 3	1,424,117	0	1,424,117

Transfers into Level 3 occur when there is a lack of observable market information.  The transfers occurred at December 31, 2012.

Certain assets are not carried at fair value on a recurring basis, including investments such as mortgage loans and policy loans. Accordingly such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the consolidated financial statements.

The carrying values and estimated fair values of certain of the Company's financial instruments not recorded at fair value in the Consolidated Balance Sheets are shown below. Because the fair value for all consolidated balance sheet items are not required to be disclosed, the aggregate fair value amounts presented below are not reflective of the underlying value of the Company.

	December 31, 2012		December 31, 2011
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage loans on real estate	$17,671,554	$17,803,159	$9,272,919	$9,116,148
Discounted mortgage loans	26,336,953	26,336,953	27,467,920	27,467,920
Investment real estate	68,165,013	68,165,013	62,701,375	62,701,375
Policy loans	12,591,572	12,591,572	13,312,229	13,312,229
Cash and cash equivalents	23,321,246	23,321,246	82,925,675	82,925,675
Short term investments	6,268,320	6,268,320	0	0
Liabilities
Notes payable	18,857,954	18,857,954	9,531,645	9,519,300

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

Investment real estate is recorded at the lower of the net investment in the real estate or the fair value of the real estate less costs to sell.  The determination of fair value assessments are performed on a periodic, non-recurring basis by external appraisal and assessment of property values by Management.

Policy loans are carried at the aggregate unpaid principal balances in the consolidated balance sheets which approximates fair value, and earn interest at rates ranging from 4% to 8%.  Individual policy liabilities in all cases equal or exceed outstanding policy loan balances.

The carrying amount of short term investments in the financial statements approximates fair value.

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

Note 4 - Reinsurance

As is customary in the insurance industry, the insurance subsidiary cedes insurance to, and assumes insurance from, other insurance companies under reinsurance agreements.  Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk.  The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it.  However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies.  The Company sets a limit on the amount of insurance retained on the life of any one person.  The Company will not retain more than $125,000, including accidental death benefits, on any one life.  At December 31, 2012, the Company had gross insurance in force of $1.6 billion of which approximately $335 million was ceded to reinsurers.  At December 31, 2011, the Company had gross insurance in force of $1.7 billion of which approximately $401 million was ceded to reinsurers.

The Company's reinsured business is ceded to numerous reinsurers.  The Company monitors the solvency of its reinsurers in seeking to minimize the risk of loss in the event of a failure by one of the parties.  The Company is primarily liable to the insureds even if the reinsurers are unable to meet their obligations.  The primary reinsurers of the Company are large, well-capitalized entities.

Most recently, UG utilized reinsurance agreements with Optimum Re Insurance Company ("Optimum"), and Swiss Re Life and Health America Incorporated ("SWISS RE").  Optimum and SWISS RE currently hold an "A-" (Excellent) and "A+" (Superior) rating, respectively, from A.M. Best, an industry rating company.  The reinsurance agreements were effective December 1, 1993, and covered most new business of UG.  Under the terms of the agreements, UG cedes risk amounts above its retention limit of $100,000 with a minimum cession of $25,000.  Ceded amounts are shared equally between the two reinsurers on a yearly renewable term ("YRT") basis, a common industry method.  The treaty is self-administered; meaning the Company records the reinsurance results and reports them to the reinsurers.

Also, Optimum is the reinsurer of 100% of the accidental death benefits ("ADB") in force of UG.  This coverage is renewable annually at the Company's option.  Optimum specializes in reinsurance agreements with small to mid-size carriers such as UG.

UG entered into a coinsurance agreement with Park Avenue Life Insurance Company ("PALIC") effective September 30, 1996.  Under the terms of the agreement, UG ceded to PALIC substantially all of its then in-force paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  Under the terms of the agreement, UG sold 100% of the future results of this block of business to PALIC through a coinsurance agreement.  UG continues to administer the business for PALIC and receives a servicing fee through a commission allowance based on the remaining in-force policies each month.  PALIC has the right to assumption reinsure the business, at its option, and transfer the administration.  The Company is not aware of any such plans.  PALIC and its ultimate parent, The Guardian Life Insurance Company of America ("Guardian"), currently hold an "A" (Excellent) and "A++" (Superior) rating, respectively, from A.M. Best.  The PALIC agreement accounts for approximately 63% and 64% of UG's reinsurance reserve credit, as of December 31, 2012 and 2011, respectively.

At December 31, 1992, UG (formerly American Capitol) entered into a reinsurance agreement with Canada Life Assurance Company ("the Canada Life agreement") that fully reinsured virtually all of its traditional life insurance policies. The reinsurer's obligations under the Canada Life agreement were secured by assets withheld by UG representing policy loans and deferred and uncollected premiums related to the reinsured policies. UG continues to administer the reinsured policies. At December 31, 2012, the Canada Life agreement has insurance in-force of approximately $7,433,000, with no reserves being held on that amount.  At December 31, 2011, the Canada Life agreement has insurance in-force of approximately $52,560,000, with reserves being held on that amount of approximately $34,193,000.

On September 30, 1998, UG entered into a coinsurance agreement with The Independent Order of Vikings, (IOV) an Illinois fraternal benefit society.  Under the terms of the agreement, UG agreed to assume, on a coinsurance basis, 25% of the reserves and liabilities arising from all in-force insurance contracts issued by the IOV to its members.  At December 31, 2012, the IOV insurance in-force assumed by UG was approximately $1,579,000, with reserves being held on that amount of approximately $358,000.  At December 31, 2011, the IOV insurance in-force assumed by UG was approximately $1,582,000, with reserves being held on that amount of approximately $365,000.

The Canada Life agreement was fully repaid in August 2012. With the reinsurance recaptured by the Company, a 15% profit share will continue to be paid to the reinsurer going forward relative to the block of business.  As a result of the reinsurance being repaid, the Company recognized assets in exchange for reducing its reinsurance recoverable.  See Note 12 – Other Cash Flow Disclosures for additional information regarding the reinsurance recapture.

The Company does not have any short-duration reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2012 and 2011 were as follows:

	2012 Premiums Earned	2011 Premiums Earned

Direct	$13,242,000	$14,049,000
Assumed	35,000	33,000
Ceded	(3,366,000)	(3,935,000)
Net Premiums	$9,911,000	$10,147,000

Note 5 – Cost of Insurance Acquired

When an insurance company is acquired, the Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition.  The cost of policies purchased represents the actuarially determined present value of the projected future profits from the acquired policies.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits.  The interest rates utilized may vary due to differences in the blocks of business.  The interest rate utilized in the amortization calculation of the remaining cost of insurance acquired is 12%.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.

	2012	2011

Cost of insurance acquired, beginning of year	$12,846,266	$14,077,281

Interest accretion	1,564,162	1,711,885
Amortization	(2,709,663)	(2,942,900)
Net amortization	(1,145,501)	(1,231,015)
Cost of insurance acquired, end of year	$11,700,765	$12,846,266

Estimated net amortization expense of cost of insurance acquired for the next five years is as follows:

	Interest Accretion	Amortization	Net Amortization
2013	1,427,000	2,491,000	1,064,000
2014	1,299,000	2,285,000	986,000
2015	1,181,000	2,088,000	907,000
2016	1,072,000	1,945,000	873,000
2017	967,000	1,806,000	839,000

Note 6 – Income Taxes

UTG and UG file separate federal income tax returns.

Income tax expense (benefit) consists of the following components:

	2012	2011

Current tax	$5,716,480	$5,296,407
Deferred tax	(222,098)	(4,030,745)
	$5,494,382	$1,265,662

The expense for income differed from the amounts computed by applying the applicable United States statutory rate of 35% before income taxes as a result of the following differences:

	2012	2011

Tax computed at statutory rate	$5,404,636	$2,719,131
Changes in taxes due to:
Non-controlling interest	(238,632)	(65,334)
Small company deduction	0	(623,767)
Other	328,378	(764,368)
Income tax expense (benefit)	$5,494,382	$1,265,662

The following table summarizes the major components that comprise the deferred tax liability as reflected in the balance sheets:

	2012	2011

Investments	$4,644,740	$5,519,570
Cost of insurance acquired	4,095,268	4,496,193
Deferred policy acquisition costs	149,176	170,893
Management/consulting fees	(66,344)	(70,554)
Future policy benefits	2,137,835	2,447,327
Deferred gain on sale of subsidiary	2,312,483	2,312,483
Other liabilities	(63,967)	(120,039)
Federal tax DAC	(907,614)	(1,010,122)
Deferred tax liability	$12,301,577	$13,745,751

At December 31, 2012 and 2011, respectively, the Company had gross deferred tax assets of $2,793,932 and $2,879,079, and gross deferred tax liabilities of $15,095,508 and $16,624,830, resulting from temporary differences primarily related to the life insurance subsidiary.  A valuation allowance is to be provided when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded relating to the Company's deferred tax assets since, in Management's judgment, the Company will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

The Company's Federal income tax returns are periodically audited by the Internal Revenue Service ("IRS").  In February 2011, the IRS audited UTG's 2009 federal income tax return.  The examination was closed with no adjustments to the return.  There are currently no examinations in process, nor is Management aware of any pending examination by the IRS.  The statutes of limitation for the assessments of additional tax are closed for all tax years prior to 2009.  Management believes that adequate provision has been made in the consolidated financial statements for any potential assessments that may result from future tax examinations and other tax-related matters for all open tax years.

The Company classifies interest and penalties on underpayment of income taxes as income tax expense.  No interest or penalties were included in the reported income taxes for the years presented.  The Company is not aware of any potential or proposed changes to any of its tax filings.

Note 7 – Credit Arrangements

At December 31, 2012 and 2011, the Company had the following outstanding debt:

			Outstanding Principal Balance
Instrument	Issue Date	Maturity Date	December 31, 2012	December 31, 2011
Promissory Note:
UTG	2006-12-08	2012-12-07	$0	$3,291,411
HPG Acquisitions	2007-02-07	2017-11-07	202,919	240,234
HPG Acquisitions	2012-12-27	2018-03-04	12,000,000	0

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2011	Borrowings	Repayments	December 31, 2012
Lines of Credit:
UTG	2011-07-14	2012-12-07	$5,000,000	$1,000,000	1,411,000	2,411,000	$0
UTG	2012-11-20	2013-11-20	8,000,000	0	2,910,035	1,255,000	1,655,035
UTG Avalon	2011-12-28	2013-01-03	5,000,000	5,000,000	0	0	5,000,000
UG	2010-12-28	2013-12-06	15,000,000	0	0	0	0

The UTG promissory note was secured by the pledge of 100% of the common stock of UG.  The promissory note carried a variable rate of interest based on the 3 month LIBOR rate plus 180 basis points.  Interest was payable quarterly and principal was payable annually beginning at the end of the second year. During the fourth quarter 2012, UTG repaid the outstanding principal balance of this note.

The HPG Acquisitions promissory note issued on February 7, 2007 bears interest at a fixed rate of 5%.

The HPG Acquisitions promissory note issued on December 27, 2012 is secured by real estate owned by HPG. The promissory note bears interest at a fixed rate of 4%. Interest is payable monthly. Principal is payable monthly beginning in the third year of the note.

UTG's line of credit issued on July 14, 2011 had a variable rate of interest based on the 90 day LIBOR rate plus 2.75 percentage points, but at no time would the rate be less than 3.25%. The collateral held on the above promissory note also secured this line of credit.  This line of credit expired on December 7, 2012 and was replaced by a new line of credit.

UTG's line of credit issued November 20, 2012 replaced the line of credit that expired on December 7, 2012.  The line of credit carries interest at a fixed rate of 3.75% and is payable monthly.  As collateral, UTG has pledged 100% of the common voting stock of its wholly owned subsidiary, UG.

The UTG Avalon line of credit carries interest at a rate of 4.0% and is payable in two semi-annual payments.  The UTG Avalon promissory note was renewed on January 3, 2013 and matures on January 3, 2014.

UG is a member of the Federal Home Loan Bank ("FHLB").  This membership allows the Company access to additional credit up to a maximum of 50% of the total assets of UG.  To be a member of the FHLB, the Company was required to purchase shares of common stock of FHLB.  Borrowing capacity is based on 50 times each dollar of stock acquired in FHLB above the "base membership" amount.

The consolidated scheduled principal reductions on the notes payable for the next five years are as follows:

Year	Amount

2013	$1,686,621
2014	5,034,154
2015	382,395
2016	518,134
2017	542,470

Note 8 – Commitments and Contingencies

The insurance industry has experienced a number of civil jury verdicts which have been returned against life and health insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters.  Some of the lawsuits have resulted in the award of substantial judgments against the insurer, including material amounts of punitive damages.  In some states, juries have substantial discretion in awarding punitive damages in these circumstances.  In the normal course of business the Company is involved from time to time in various legal actions and other state and federal proceedings. Management is of the opinion that the ultimate disposition of the matters will not have a material adverse effect on the Company's results of operations or financial position.

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

As part of the Texas Imperial Life Insurance Company sale, the Company remains contingently liable for certain costs pending the outcome of an ongoing race-based audit on Texas Imperial Life Insurance Company by the Texas Department of Insurance.  Under the agreement, the Company is responsible for 100% of the first $50,000 of costs, 90% of the next $50,000, 75% of the third $50,000 and 50% of the costs above $150,000.  Management had conservatively estimated the Company's exposure and other costs at $50,000 based on information provided to date from the examination team and has established a contingent liability of $47,727 in its financial statements.  This contingency expires on December 30, 2013.

Within the Company's trading accounts, certain trading securities carried as liabilities represent securities sold short.  A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.

On November 9, 2011, ACAP shareholders approved a proposed merger with UTG whereby ACAP shareholders received 233 shares of UTG for each share previously held of ACAP.  On November 14, 2011, the merger was completed.  Certain of the ACAP shareholders dissented to the merger requesting the courts determine the value of the ACAP shares.  The legal case is currently in the discovery phase.  The Company has established a contingent liability of $2,550,822 as of December 31, 2012 and 2011 to cover the anticipated proceeds due to the dissenting shareholders and associated legal and other costs.

The following table represents the total funding commitments and the unfunded commitment as of December 31, 2012 related to certain investments:

	Total Funding	Unfunded
	Commitment	Commitment
RLF III, LLC	$4,000,000	$398,120
Llano Music, LLC	2,000,000	571,000
MM-Marcellus III, LP	1,250,000	393,750
Dew Learning, LLC	1,000,000	725,445
MM-Marcellus HBPI, LP	1,800,000	1,113,300
PBEX, LLC	5,625,000	2,818,750
Sovereign's Capital, LP	500,000	250,000

During 2006, the Company committed to invest in RLF III, LLC ("RLF"), which makes land-based investment in undervalued assets. RLF does capital calls as funds are needed for continued land purchases.

During 2010, the Company made a commitment to invest in Llano Music, LLC ("Llano"), which invests in music royalties. Llano does capital calls to its investors as funds are needed to acquire the royalty rights.

During 2011, the Company committed to invest in MM-Marcellus III, LP, which purchases land for leasing opportunities to those looking to harvest natural resources. Marcellus III, LP does capital calls to its investors as funds are needed for continued land purchases.

During 2012, the Company made a commitment to invest in Dew Learning, LLC ("Dew"), which is involved in the marketing and distribution of an electronic education based classroom model. Dew does capital calls to investors as funds are needed for continued development of the program.

During 2012, the Company committed to invest in MM-Marcellus HBPI, LP, which purchases land for leasing opportunities to those looking to harvest natural resources. Marcellus HPBI, LP does capital calls to investors as funds are needed for continued land purchases.

During 2012, the Company committed to invest in PBEX, LLC, which purchases land and mineral rights for leasing opportunities to those looking to harvest natural resources. PBEX, LLC does capital calls to investors as funds are needed for continued land purchases.

During 2012, the Company committed to invest in Sovereign's Capital, LP ("Sovereign's"), which invests in companies in emerging markets. Sovereign's is expected to call the remaining unfunded commitment during 2013.

Note 9 – Shareholders' Equity

Stock Repurchase Program – The Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. During September 2012, the Board of Directors approved a resolution to increase the repurchase amount by $1 million, for a total repurchase of $6 million.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are made based on the last available market price and are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company.  During the current year, the Company repurchased 71,964 common shares through the stock repurchase program for $928,902.   Through December 31, 2012, UTG has spent $4,611,696 in the acquisition of 562,690 shares under this program.

ACAP Merger - On November 14, 2011, ACAP was merged into UTG.  The merger was a share exchange with ACAP shareholders receiving 233 UTG shares for each ACAP share held.  UTG issued 50,328 shares of common stock under this transaction.

Executive Compensation – In December 2012, the Company issued 16,225 shares of its common stock to certain members of management as part of year-end bonuses based on 2012 operating results.  The shares were valued at $13.25 per share, the market value at the date of issue.  The Company recorded $214,981 in operating expenses related to this stock issuance.

Earnings Per Share - The following is a reconciliation of basic and diluted weighted average shares outstanding used in the computation of basic and diluted earnings per share:

	2012	2011
Basic weighted average shares outstanding	3,809,639	3,824,444
Weighted average dilutive options outstanding	0	0
Diluted weighted average shares outstanding	3,809,639	3,824,444

The computation of diluted earnings per share is the same as basic earnings per share for the years ending December 31, 2012 and 2011, as there were no outstanding securities, options or other offers that give the right to receive or acquire common shares of UTG.

Statutory Restrictions – Restrictions exist on the flow of funds to UTG from its insurance subsidiary.  Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. UG is required to maintain minimum statutory surplus of $2,500,000. At December 31, 2012, substantially all of the consolidated shareholders' equity represents net assets of UTG's subsidiaries.

UG is domiciled in the state of Ohio. Ohio requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory net income or b) 10% of statutory capital and surplus.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid ordinary dividends of $3,316,722 and $3,530,000 to UTG in 2012 and 2011, respectively. No extraordinary dividends were paid during the two year period.

Note 10 - Statutory Accounting

The insurance subsidiary prepares its statutory-based financial statements in accordance with accounting practices prescribed or permitted by the Ohio Department of Insurance.  These principles differ significantly from accounting principles generally accepted in the United States of America.  "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC).  "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, from company to company within a state, and may change in the future.

The following table reflects UG's statutory basis net income and capital and surplus (shareholders' equity) as of December 31:

	2012	2011
Net income (loss)	$6,868,111	$(184,213)
Capital and surplus	32,243,089	33,167,222

Note 11 – Related Party Transactions

On February 20, 2003, UG purchased $4,000,000 of a trust preferred security offering issued by First Southern Bancorp, Inc. ("FSBI").  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%.  The Company received dividends of $264,943 and $264,219 during 2012 and 2011, respectively.  On March 30, 2009, UG purchased $1,000,000 of FSBI common stock.  The sale and transfer of this security is restricted by the provisions of a stock restriction and buy-sell agreement.

On November 14, 2011, UTG, Inc. merged with ACAP. Shareholders of ACAP received shares of UTG in exchange for their ACAP shares. ACAP was a 73% owned subsidiary of UG. The merger reduced the corporate structure and provided certain efficiencies and economies to the Companies.  All ACAP shareholders, other than UTG or UG, have the right to receive 233 shares of UTG common stock for each share of ACAP common stock they owned at closing.  Under the terms of the exchange ratio, UTG issued 50,328 shares to former ACAP shareholders.  An additional 129,548 UTG shares were not issued due to dissenting ACAP shareholders.  See Note 8 - Commitments and Contingencies for additional information regarding the ACAP dissenting shareholders.

On September 28, 2011 UTG entered a joint ownership agreement with Bandyco, LLC and First Southern National Bank, for an 8.08% interest in an aircraft. Bandyco, LLC is affiliated with Ward F Correll, who is a director of the Company. The Company was responsible for an initial payment of $150,000 on September 30, 2011, along with a $125,000 payment on October 30, 2011. The Company pays a monthly operational fee of $25,000 starting in November 2011 and lasting through July 2016. The aircraft is issued for business related travel by various officers and employees of the Company. For years 2012 and 2011 UTG paid $573,393 and $392,227 for costs associated with the aircraft.

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiary.  Under this arrangement, the subsidiary pays its proportionate share of expenses, based on an allocation formula.  During 2012 and 2011, UG paid $8,843,596 and $7,185,037, respectively, in expenses. The Ohio Department of Insurance has approved the cost sharing agreement and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

The Company from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services the Company's mortgage loans including those covered by the participation agreements.  The Company pays a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $102,447 and $136,457 in servicing fees and $81,851 and $89,651 in origination fees to FSNB during 2012 and 2011, respectively.

The Company reimbursed expenses incurred by employees of FSNB relating to travel and other costs incurred on behalf of or relating to the Company.  The Company paid $90,939 and $15,392 in 2012 and 2011, respectively to FSNB in reimbursement of such costs.  In addition, the Company began reimbursing FSNB a portion of salaries and pension costs for Mr. Correll, Mr. Ditto and a third employee.  The reimbursement was approved by the UTG Board of Directors and totaled $462,819 and $348,610 in 2012 and 2011, respectively, which included salaries and other benefits.

Note 12 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses for the periods ended December 31:

	2012	2011

Interest expense	$215,255	$251,791
Federal income tax	3,413,081	5,801,521

At the end of August 2012, the reinsurance agreement with Canada Life Assurance Company was fully repaid.  At that time, the reserves were recaptured through elimination of reinsurance recoverable in exchange for assets received equal to the recaptured reserves.  The following table reflects the breakdown of the assets received.

Assets Received

Bonds	$27,651,746
Common Stock	1,023,394
Cash	2,480,706
Total	$31,155,846

The non-cash acquisitions of bonds and common stock resulting from the recapture of reinsurance have been excluded from the accompanying statements of cash flows.

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

Note 13 - Concentrations

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

Because UTG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of December 31, 2012, approximately 55% of the Company's total direct premium was collected from Illinois, Ohio, Texas and West Virginia. As of December 31, 2011, approximately 52% of the Company's total direct premium was collected from Illinois, Louisiana, Ohio and Texas.  Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits.  Retention limits range up to $125,000 per life.  Life insurance ceded represented 21% and 24% of total life insurance in force at December 31, 2012 and 2011, respectively.  Insurance ceded represented 25% and 28% of premium income for 2012 and 2011, respectively.  The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

Note 14 – Selected Quarterly Financial Data

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore does not have to provide the information required by this item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to Management, including our Principal Executive Officer and Principal Financial Officers, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of December 3, 2012 and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective at a reasonable assurance level.

Management's Report on Internal Controls Over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company's Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making the assessment, Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Based on Management's assessment, Management concluded that, as of December 31, 2012, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only Management's report in this Annual Report.

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting since December 31, 2012, in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15(e) and 15d-15(e), that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company's process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Board of Directors

In accordance with the laws of Delaware and the Certificate of Incorporation and Bylaws of UTG, as amended, UTG is managed by its executive officers under the direction of the Board of Directors.  The Board elects executive officers, evaluates their performance, works with Management in establishing business objectives and considers other fundamental corporate matters, such as the issuance of stock or other securities, the purchase or sale of a business and other significant corporate business transactions.  In the fiscal year ended December 31, 2012, the Board met four times.  All directors attended at least 75% of all meetings of the board except Messrs. John Albin and Ward Correll.

The Board of Directors has an Audit Committee consisting of Messrs. Perry, Albin, and Brinck. The Audit Committee performs such duties as outlined in the Company's Audit Committee Charter.  The Audit Committee reviews and acts or reports to the Board with respect to various auditing and accounting matters, the scope of the audit procedures and the results thereof, internal accounting and control systems of UTG, the nature of services performed for UTG and the fees to be paid to the independent auditors, the performance of UTG's independent and internal auditors and the accounting practices of UTG.  The Audit Committee also recommends to the full Board of Directors the auditors to be appointed by the Board.  The Audit Committee met three times in 2012.

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

The Board of Directors has a Compensation Committee consisting of Messrs. Dayton and Brinck.  The Compensation Committee performs such duties as outlined in the Company's Compensation Committee Charter.  The Compensation Committee reviews and acts or reports to the Board with respect to various compensation matters relative to the Company's executive officers.

Under UTG's By-Laws, the Board of Directors should be comprised of at least six and no more than eleven directors.  At December 31, 2012, the Board consisted of eleven directors.  Shareholders elect Directors to serve for a period of one year at UTG's Annual Shareholders' meeting.

The Board of Directors does not have a formal nominating committee, or a committee that performs similar functions, and does not have a nominating committee charter.  The Board has concluded that the nominating process should not be limited to certain members so that a comprehensive selection of candidates can be considered.  Therefore, the nomination process is conducted by the full Board of Directors.  The Board of Directors has not adopted a formal policy with regard to the consideration of director candidates recommended by shareholders.  The Board of Directors will, however, consider nominees recommended by shareholders.  Shareholders wishing to recommend candidates for Board membership must submit the recommendations in writing to the Secretary of the Company at least 90 days prior to a date corresponding to the previous year's Annual Meeting, with the submitting shareholder's name and address and pertinent information about the proposed nominee similar to that set forth for nominees named herein.  Proposed nominees will be considered in light of their potential contributions to the Board, their backgrounds, their independence and such other factors as the Board considers appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors and officers of UTG file periodic reports regarding ownership of Company securities with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 as amended, and the rules promulgated there under.  UTG is not aware of any individuals who filed late with the Securities and Exchange Commission during 2012.  SEC filings may be viewed from the Company's Web site www.utgins.com.

The Board of Directors has provided a process for shareholders to send communications directly to the Board.  These communications can be sent to James Rousey, President and Director of UTG at the corporate headquarters at 5250 South Sixth Street, Springfield, IL  62703.

Audit Committee Report to Shareholders

In connection with the December 31, 2012 financial statements, the audit committee: (1) reviewed and discussed the audited financial statements with Management; (2) discussed with the independent auditors the matters required by Statement on Auditing Standards No. 61, Communications with Audit Committees, as amended, promulgated by the Auditing Standards Board of the American Institute of Certified Public Accountants and Rule 2-07 or Regulation S-X; and (3) received and discussed with the auditors the matters required by Independence Standards Board Statement No.1.  Based upon these reviews and discussions, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K filed with the SEC.

The following are the members of the Company's Audit Committee:

William W. Perry -	Committee Chairman
John S. Albin
Joseph A. Brinck, II

The following information with respect to business experience of the Board of Directors has been furnished by the respective directors or obtained from the records of UTG.

Directors

Name, Age	Position with the Company, Business Experience and Other Directorships
John S. Albin, 84

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

Randall L. Attkisson, 65

Director of UTG since 1999; Director of First Southern Bancorp, Inc., a bank holding company, since 1986; Board Chairman of Young Life Raceway Region (Kentucky/Indiana) from 2008 to 2011; Partner of Bluegrass Financial Holdings Subs/Affiliates since 2008; Advisory Director of Kentucky Christian Foundation since 2002; Board Chairman of Isaiah House from 2012 to present; Director of The River Foundation, Inc. from 1990 to 2011; President of Randall L. Attkisson & Associates from 1982 to 1986; Commissioner of Kentucky Department of Banking & Securities from 1980 to 1982; Self-employed Banking Consultant in Miami, FL from 1978 to 1980.

Joseph A. Brinck, II, 57

Director of UTG since 2003; CEO of Stelter & Brinck, LTD, a full service combustion engineering and manufacturing company from 1983 to present; Salesman at Stelter & Brinck, LTD from 1979 to 1983; President of Superior Thermal, LTD from 1990 to present; President of Sanctity of Life Foundation since 2001 and Vice President Woods of Ruah Ministry since 2011.  Currently holds Professional Engineering Licenses in Kentucky.

Jesse T. Correll, 56

Chairman and CEO of UTG and Universal Guaranty Life Insurance Company since 2000; Director of UTG since 1999; Chairman, President, Director of First Southern Bancorp, Inc. since 1983; Manager of First Southern Funding, LLC since 1992; President, Director of The River Foundation since 1990; Director of Dew Learning since 2012; Board member of Crown Financial Ministries from 2004 to 2009; Friends of the Good Samaritans since 2005; Generous Giving from 2006 to 2009 and the National Christian Foundation since 2006.  Mr. Correll and his wife Angela have 3 children and 4 grandchildren.  Jesse Correll is the son of Ward and Regina Correll.

Ward F. Correll, 84

Director of UTG since 2000; President, Director of Tradeway, Inc. of Somerset, KY since 1973; President, Director of Cumberland Lake Shell, Inc. of Somerset, KY since 1971; President, Director of Tradewind Shopping Center, Inc. of Somerset, KY since 1966; Director of First Southern Bancorp since 1987; Director of First Southern Funding, LLC since 1991; Director of The River Foundation since 1990; and Director of First Southern Insurance Agency since 1987.  Ward Correll is the father of Jesse Correll.

Thomas F. Darden,II, 58

Mr. Darden is the Chief Executive Officer of Cherokee Investment Partners, a private equity fund that invests in brownfields and environmental technologies.  Cherokee made its first brownfield investment in 1990 and has since raised five funds with aggregate initial commitments of $2.2 billion.  Beginning in 1984, Mr. Darden served for 16 years as the Chairman of Cherokee Sanford Group, a brick manufacturing and soil remediation company.  From 1981 to 1983, he was a consultant with Bain & Company in Boston.  From 1977 to 1978, he worked as an environmental planner for the Korea Institute of Science and Technology in Seoul, where he was a Henry Luce Foundation Scholar.  Mr. Darden is on the Boards of Shaw University, the Institute for the Environment at the University of North Carolina and the Research Triangle Institute.  Mr. Darden earned a Masters in Regional Planning from the University of North Carolina, a Juris Doctor from Yale Law School and a Bachelor of Arts from the University of North Carolina, where he was a Morehead Scholar.  He and his wife, Jody, have three children.

Howard L. Dayton, Jr., 69

In 1985, Mr. Dayton founded Crown Ministries in Longwood, Florida.  Crown Ministries merged with Christian Financial Concepts in September 2000 to form Crown Financial Ministries, the world's largest financial ministry.  He served as Chief Executive Officer from 1985 to 2007 and in 2009 founded Compass - Finances God's Way.  Mr. Dayton is a graduate of Cornell University.  He developed The Caboose, a successful railroad-themed restaurant in Orlando, FL in 1969. In 1972 he began his commercial real estate development career, specializing in office development in the Central Florida area.  He also is the author of five books, Your Money: Frustration or Freedom, Your Money Counts, Free and Clear, Your Money Map, Money and Marriage God's Way.  He also has authored five popular small group studies including Crown's Small Group Studies and produced several video series.  Mr. Dayton became a director of UTG, Inc. in December 2005.

Daryl J. Heald, 48

Mr. Heald started in commercial real estate with the Allen Morris Company and then spent four years at Triaxia Partners Consulting Firm, both in Atlanta, Georgia.  He later began serving as an associate trustee and executive committee member of the Maclellan Foundation and Senior Vice President from 2008 to 2010.  In 2000, Daryl helped launch Generous Giving, Inc. and served as its President until January 2008.  Mr. Heald founded Giving Wisely in 2008.  Giving Wisely seeks to serve families on their journey of generosity by helping to connect their needs and passions with knowledge, experiences, opportunities, and relationships.  Daryl also serves on the boards of Crown Financial Ministries, ProVision Foundation, the Haggai Institute, Chattanooga Football Club, Dew Learning and is an elder at Lookout Mountain Presbyterian Church.  Mr. Heald became a director of UTG, Inc. in September 2008.  He holds a B.S. degree in economics from Westmont College.  Daryl and his wife, Cathy, live in Lookout Mountain, Georgia with their six children.

Peter L. Ochs, 61

Mr. Ochs is founder of Capital III, a private equity investment firm located in Wichita, Kansas.  Capital III provides impact investment capital and management with investments in manufacturing, real estate, energy, and education with a geographical focus on the US and Latin America.   Prior to founding Capital III, Mr. Ochs spent 8 years in the commercial banking industry.  Mr. Ochs graduated from the University of Kansas with a degree in business and finance.  He currently serves on the boards of UTG, Inc., the American Independence Funds, and Trinity Academy.  Mr. Ochs is married to Deborah and they have 2 children and 5 grandchildren.

William W. Perry, 56

W. Wesley Perry is the owner of S.E.S. Investments, Ltd., an oil & gas investments company and President of S.E.S. Energy, LLC.  He has a BS degree in Engineering from University of Oklahoma and graduated in 1978.  He and his wife, Roni, reside in Midland, Texas and have 3 children and 5 grandchildren.  He is in his second term as the mayor of Midland elected in November 2007 after having served on the city council since 2002.  He is a board member of the Abel-Hangar Foundation and President of the Milagros Foundation.  He is also CEO of EGL Resources, Inc., an oil and gas company and a Director of Genie Energy (GNE on the NYSE).  He has been a Director of UTG since 2001.

James P. Rousey, 54

President since September 2006, Director of UTG and Universal Guaranty Life Insurance Company since September 2001; Regional CEO and Director of First Southern National Bank from 1988 to 2001. Board Member with the Illinois Fellowship of Christian Athletes from 2001-2005; Board Member with Contact Ministries from 2007-2011; Board Member with Amigos En Cristo, Inc. from 2007-2009.

Executive Officers of UTG

More detailed information on the following executive officers of UTG appears under "Directors":

Jesse T. Correll	Chairman of the Board and Chief Executive Officer
James P. Rousey	President

Other executive officers of UTG are set forth below:

Name, Age	Position with UTG and Business Experience
Theodore C. Miller, 50

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

Douglas P. Ditto, 57

Vice President since June 2009; Chief Investment Officer from 2009 to 2012; Assistant Vice President from June 2003 to June 2009; Chief Executive Officer, and Executive Vice President of First Southern Bancorp since March 1985.

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

Item 11. Executive Compensation

Executive Compensation Table

The following table sets forth certain information regarding compensation paid to or earned by UTG's Chief Executive Officer and President, and each of the executive officers of UTG whose salary plus bonus exceeded $100,000 during UTG's last fiscal year:

Name and Principal position	Year	Salary	Bonus	Stock Awards (7)	All Other Comp (1)		Total
Jesse T. Correll Chief Executive Officer	2012	161,752	75,000	74,995	6,740	(1)	318,487
	2011	150,000	50,000	0	6,000	(1)	206,000
James P. Rousey President	2012	155,000	50,000	49,992	9,585	(2)	264,577
	2011	145,000	35,000	0	7,615	(2)	187,615
Theodore C. Miller Secretary/Senior Vice President	2012	117,500	30,000	29,998	1,658	(3)	179,156
	2011	110,000	25,000	0	720	(3)	135,720
Douglas P. Ditto Vice President	2012	109,466	60,000	59,996	4,379	(6)	233,841
	2011	100,050	50,000	0	3,951	(6)	154,001
Douglas A. Dockter (5) Vice President	2012	100,000	12,000	0	2,820	(4)	114,820
	2011	100,000	6,500	0	2,820	(4)	109,320

(1)	All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan.
(2)

All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan of $1,890 and $1,269, group life insurance premiums of $720 and $720, and country club membership fees of $6,975 and $5,626 during 2012 and 2011, respectively.

(3)	All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan of $938 and $0, group life insurance premiums of $720 and $720 during 2012 and 2011, respectively.
(4)

All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan of $2,100 and $2,100 and group life insurance premiums of $720 and $720 during 2012 and 2011, respectively.

(5)	Mr. Douglas A. Dockter is not considered an executive officer of UTG, but is included in this table pursuant to compensation disclosure requirements.
(6)	All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan during 2012 and 2011, respectively.
(7)	Stock Awards were issued on December 27, 2012 at a price per share of $13.25, the current market value reported. The awards were issued based on 2012 results.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2012, there were no unexercised options, stock that has not vested or equity inventive plan awards outstanding for any of the above named executive officers.

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

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Jesse Thomas Correll Chief Executive Officer	0		0
Randall Lanier Attkisson Director	3,300		3,300
James Patrick Rousey President	0		0
John Sanford Albin Director	2,700		2,700
Joseph Anthony Brinck, II Director	3,300		3,300
Ward Forrest Correll Director	2,700		2,700
William Wesley Perry Director (1)	3,600		3,600
Thomas Francis Darden, II Director (1)	3,600		3,600
Peter Loyd Ochs Director	3,600		3,600
Howard Lape Dayton Director	3,600	(2) 5,000	8,600
Daryl Jack Heald Director	3,000		3,000

(1)  Messrs. Darden and Perry have their fees donated to various charitable organizations.
(2)  Other Compensation represents consulting performed relative to management enrichment.

Report on Executive Compensation

Introduction

The Compensation Committee of the Board of Directors is responsible for determining and recommending to the full Board of Directors the compensation of the Company's executive officers.  The Compensation Committee strongly believes that UTG's executive officers directly impact the short-term and long-term performance of UTG.  With this belief and the corresponding objective of making decisions that are in the best interest of UTG's shareholders, the Compensation Committee places significant emphasis on the design and administration of UTG's executive compensation plans.

Company Management may be requested by the Compensation Committee to provide support such as to attend portions of meetings, make recommendations to the Compensation Committee and perform various day-to-day administrative functions on behalf of the committee.  The Committee further has the authority to engage outside advisors, experts and other professionals to assist it.  No such outside persons were engaged during 2012 or 2011.

The Company's philosophy regarding compensation of executive officers is generally one of executive officers qualify for the same benefits and opportunities as provided to all of the employees of the Company.  Special or unique perquisites to executive officers not provided to all employees amount to less than $10,000 to any one individual.  The Company maintains a membership to a local country club that can only be utilized by the President.  During 2012 and 2011 the Company paid $6,975 and $5,626, respectively, to maintain this membership.

The Compensation Committee periodically reviews the Company's compensation philosophy.  From time to time, as necessary, the committee may modify the compensation philosophy, principles or goals.  The compensation program is applied to our named executive officers in a fashion similar to its application to the Chief Executive Officer.  Any differences are due to difference in job scope and market compensation for various positions.

The Company maintains employee benefits such as paid time off, 401(k) plan, health insurance, dental insurance, group life insurance and long term disability insurance.  These benefits are generally competitive to other entities located in the Midwest where the Company must compete for employees.  Executive officers are entitled to these benefits on the same basis and terms as other employees of the Company.

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

Base Salary - The Board of Directors through recommendations from the Compensation Committee establishes base salaries at a level intended to be within the competitive market range of comparable companies.

Incentive Awards - The Board of Directors, from time to time, may approve incentive awards for the executive officers.  These incentive awards are generally in the form of a one-time cash bonus payment.  Incentive awards are determined based on the overall operations of the Company as well as individual performance considerations.  The Company does not utilize a specific set formula in the determination of incentive awards.

Stock Options - Stock options are granted at the discretion of the Board of Directors. There were no options granted to the named executive officers during the last two fiscal years.

Employment Contracts - There are no employment agreements or understandings in effect with any executive officers of the Company.

Deferred Compensation - The Company has no deferred compensation arrangements with any of its executive officers.

Tax and Accounting Implications of Compensation - As one of the factors considered in performing its duties, the Board of Directors evaluates the anticipated tax treatment to the Company and its subsidiaries, as well as to the executives, of various payments and benefits.  The deductibility of some types of compensation depends upon the timing of an executive's vesting or exercise of previously-granted rights.  Deductibility may also be affected by interpretations of and changes in tax laws.

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

Compensation Committee Interlocks and Insider Participation

The UTG Compensation Committee may make recommendations to the full Board of Directors on decisions regarding executive officer compensation.  The following persons served as directors of UTG during 2012 and were officers or employees of UTG or its affiliates during 2012: Jesse T. Correll and James P. Rousey.  Accordingly, these individuals have participated in decisions related to compensation of executive officers of UTG and its subsidiaries.

During 2012, Jesse T. Correll and James P. Rousey, executive officers of UTG and UG, were also members of the Board of Directors of UG.

Jesse T. Correll is a director and executive officer of FSBI and participates in compensation decisions of FSBI.  FSBI owns or controls directly and indirectly approximately 37% of the outstanding common stock of UTG.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Holders of Securities

The following tabulation sets forth the name and address of the entity known to be the beneficial owners of more than 5% of UTG's common stock and shows:  (i) the total number of shares of common stock beneficially owned by such person as of February 1, 2013 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of common stock so owned as of the same date.

Title		Amount	Percent
of	Name and Address	and Nature of	Of
Class	of Beneficial Owner (2)	Beneficial Ownership	Class (1)

Common	Jesse T. Correll	107,773	(3)	2.8%
Stock, no	First Southern Bancorp, Inc.	1,406,785	(3)(4)	37.0%
par value	First Southern Funding, LLC	341,997	(3)(4)	9.0%
	First Southern Holdings, LLC	1,201,876	(3)(4)	31.7%
	Ward F. Correll	268,906	(5)	7.1%
	WCorrell, Limited Partnership	72,750	(3)	1.9%
	Bluegrass Farms & Woodlands, LLC	11,055	(3)	0.3%
	Cumberland Lake Shell, Inc.	257,501	(5)	6.8%
	Eric L. Oliver	300,000	(7)	7.9%
	Total (6)	2,425,461		63%

(1)	The percentage of outstanding shares is based on 3,797,391 shares of common stock outstanding as of February 1, 2013.
(2)

The address for each of Jesse Correll, First Southern Bancorp, Inc. ("FSBI"), First Southern Funding, LLC ("FSF"), First Southern Holdings, LLC ("FSH"), Bluegrass Farms & Woodlands, LLC ("BGFW") and WCorrell, Limited Partnership ("WCorrell LP"), is P.O. Box 328, 99 Lancaster Street, Stanford, Kentucky 40484.  The address for each of Ward Correll and Cumberland Lake Shell, Inc. ("CLS") is P.O. Box 430, 150 Railroad Drive, Somerset, Kentucky 42502.

(3)

The share ownership of Jesse Correll listed includes 23,968 shares of common stock owned by him individually.  The share ownership of Mr. Correll also includes 72,750 shares of Common Stock held by WCorrell, Limited Partnership, a limited partnership in which Jesse Correll serves as managing general partner and 11,055 shares of common stock held by Bluegrass Farms & Woodlands, LLC, a limited liability company in which Jesse Correll serves as managing member and as such, has sole voting and dispositive power over the shares held by both entities.

In addition, by virtue of his ownership of voting securities of FSF and FSBI, and in turn, their ownership of 100% of the outstanding membership interests of FSH, Jesse Correll may be deemed to beneficially own the total number of shares of common stock owned by FSH (as well as the shares owned by FSBI directly), and may be deemed to share with FSH (as well as FSBI) the right to vote and to dispose of such shares.  Mr. Correll owns approximately 76.52% of the outstanding membership interests of FSF; he owns directly approximately 48.4%, companies he controls own approximately 13.0%, and he has the power to vote but does not own an additional 3% of the outstanding voting stock of FSBI.  FSBI and FSF in turn own 99% and 1%, respectively, of the outstanding membership interests of FSH.

(4)

The share ownership of FSBI consists of 204,909 shares of common stock held by FSBI directly and 1,201,876 shares of common stock held by FSH of which FSBI is a 99% member and FSF is a 1% member, as further described below.  As a result, FSBI may be deemed to share the voting and dispositive power over the shares held by FSH.

(5)	Includes 257,501 shares of common stock held by CLS, all of the outstanding voting shares of which are owned by Ward F. Correll.
(6)

According to the most recent Schedule 13D, as amended, filed jointly by each of the entities and persons listed above, Jesse Correll, FSBI, FSF and FSH, have agreed in principle to act together for the purpose of acquiring or holding equity securities of UTG.  In addition, the Schedule 13D indicates that because of their relationships with Jesse Correll and these other entities, Ward Correll, CLS, Bluegrass Farms & Woodlands, LLC and WCorrell, Limited Partnership may also be deemed to be members of this group.  Because the Schedule 13D indicates that for its purposes, each of these entities and persons may be deemed to have acquired beneficial ownership of the equity securities of UTG beneficially owned by the other entities and persons, each has been identified and listed in the above tabulation.

(7)	Shares held in entities controlled by Eric Oliver.

Security Ownership of Management of UTG

The following tabulation shows with respect to each of the directors of UTG, with respect to UTG's chief executive officer and President, and each of UTG's executive officers whose salary plus bonus exceeded $100,000 for fiscal 2012, and with respect to all executive officers and directors of UTG as a group:  (i) the total number of shares of all classes of stock of UTG or any of its parents or subsidiaries, beneficially owned as of February 1, 2013 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of stock so owned, and granted stock options available as of the same date.

Title	Directors, Named Executive	Amount	Percent
of	Officers, & All Directors &	and Nature of	Of
Class	Executive Officers as a Group	Ownership	Class (1)

UTG's	John S. Albin	10,503	(4)	*
Common	Randall L. Attkisson	0	(2)	*
Stock, no	Joseph A. Brinck, II	12,225		*
par value	Jesse T. Correll	1,856,555	(3)	49.0%
	Ward F. Correll	268,906	(5)	7.1%
	Thomas F. Darden, II	60,465		1.6%
	Howard L. Dayton, Jr.	4,548		*
	Douglas P. Ditto	4,528		*
	Daryl J. Heald	21,739	(6)	*
	Theodore C. Miller	10,821		*
	Peter L. Ochs	2,000	(6)	*
	William W. Perry	120,000		3.2%
	James P. Rousey	3,773		*
	All directors and executive officers as a group (thirteen in number)	2,376,063		62.6%

* Less than 1%
(1)	The percentage of outstanding shares for UTG is based on 3,797,391 shares of common stock outstanding as of February 1, 2013.
(2)

Randall L. Attkisson holds minority ownership positions in certain of the companies listed as owning UTG common stock including First Southern Bancorp, Inc.  Ownership of these shares is reflected in the ownership of Jesse T. Correll.

(3)

The share ownership of Mr. Jesse Correll includes 23,968 shares of UTG, Inc. common stock owned by him individually, 204,909 shares of UTG, Inc. common stock held by First Southern Bancorp, Inc. and 341,997 shares of UTG, Inc. common stock owned by First Southern Funding, LLC.  The share ownership of Mr. Correll also includes 72,750 shares of UTG, Inc common stock held by WCorrell, Limited Partnership, a limited partnership in which Mr. Correll serves as managing general partner and 11,055 shares of UTG, Inc. common stock held by Bluegrass Farms & Woodlands, LLC in which Mr. Correll serves as managing member.  Mr. Correll has sole voting and dispositive power over the shares held by both entities.   In addition, by virtue of his ownership of voting securities of First Southern Funding, LLC and First Southern Bancorp, Inc., and in turn, their ownership of 100% of the outstanding membership interests of First Southern Holdings, LLC (the holder of 1,201,876 shares of UTG, Inc. common stock), Mr. Correll may be deemed to beneficially own the total number of shares of UTG, Inc common stock owned by First Southern Holdings, and may be deemed to share with First Southern Holdings the right to vote and to dispose of such shares. Mr. Correll owns approximately 76.52% of the outstanding membership interests of First Southern Funding; he owns directly approximately 48.4%, companies he controls own approximately 13.0%, and he has the power to vote but does not own an additional 3% of the outstanding voting stock of First Southern Bancorp.  First Southern Bancorp and First Southern Funding in turn own 99% and 1%, respectively, of the outstanding membership interests of First Southern Holdings.

(4)	Includes 392 shares owned directly by Mr. Albin's spouse.
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

Item 13.  Certain Relationships and Related Transactions and Director Independence

The Board of Directors determined that eight of the eleven current directors are "independent" as defined by Rule 5605 of the NASDAQ listing standards.  The non-independent directors are Jesse T. Correll, Ward F. Correll and James P. Rousey.

On February 20, 2003, UG purchased $4,000,000 of a trust preferred security offering issued by FSBI.  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%.  The Company received $264,943 and $264,219 of dividends in 2012 and 2011, respectively.  On March 30, 2009, UG purchased $1,000,000 of FSBI common stock.  The sale and transfer of this security are restricted by the provisions of a stock restriction and buy-sell agreement.

On November 14, 2011, UTG, Inc. merged with ACAP. Shareholders of ACAP received shares of UTG in exchange for their ACAP shares. ACAP was a 73% owned subsidiary of UG. The merger reduced the corporate structure and provided certain efficiencies and economies to the Companies.  All ACAP shareholders, other than UTG or UG, have the right to receive 233 shares of UTG common stock for each share of ACAP common stock they owned at closing.  Under the terms of the exchange ratio, UTG issued 50,328 shares to former ACAP shareholders.  An additional 129,548 UTG shares were not issued due to dissenting ACAP shareholders.  See Note 8 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements for additional information regarding the ACAP dissenting shareholders.

On September 28, 2011 UTG entered a joint ownership agreement with Bandyco, LLC and First Southern National Bank, for an 8.08% interest in an aircraft. Bandyco, LLC is affiliated with Ward, F Correll, who is a director of the Company. The Company was responsible for an initial payment of $150,000 on September 30, 2011, along with a $125,000 payment on October 30, 2011. The Company will pay a monthly operational fee of $25,000 starting in November 2011 and lasting through July 2013. The aircraft is issued for business related travel by various officers and employees of the Company. For years 2012 and 2011 UTG paid $573,393 and $392,227 for costs associated with the aircraft.

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiary.  Under this arrangement, the subsidiary pays its proportionate share of expenses of the entire group, based on an allocation formula.  During 2012 and 2011, UG paid $8,843,596 and $7,185,037, respectively, in expenses. The Ohio Department of Insurance has approved the cost sharing agreement and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

The Company from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services the Company's mortgage loans including those covered by the participation agreements.  The Company pays a .25% servicing fee on these loans and a onetime fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $102,447 and $136,457 in servicing fees and $81,851 and $89,651 in origination fees to FSNB during 2012 and 2011, respectively.

The Company reimbursed expenses incurred by employees of FSNB relating to travel and other costs incurred on behalf of or relating to the Company.  The Company paid $90,939 and $15,392 in 2012 and 2011, respectively to FSNB in reimbursement of such costs.  In addition, the Company began reimbursing FSNB a portion of salaries and pension costs for Mr. Correll, Mr. Ditto and a third employee.  The reimbursement was approved by the UTG Board of Directors and totaled $462,819 and $348,610 in 2012 and 2011, respectively, which included salaries and other benefits.

UG paid ordinary dividends of $3,316,722 and $3,530,000 to UTG in 2012 and 2011, respectively. No extraordinary dividends were paid during the two year period.

Item 14.  Principal Accounting Fees and Services

The Audit Committee is required to be directly responsible for the appointment, compensation and retention of the Company's independent registered public accounting firm.  The Audit Committee appointed Brown Smith Wallace, LLC ("BSW") as the Company's independent registered public accounting firm for the fiscal years ended December 31, 2012 and 2011.

Amounts paid to, or billed by, the Company's principal accountant, during the two most recent fiscal years by category were as follows:

Audit Fees - Audit fees paid for these audit services in the fiscal years ended December 31, 2012 and 2011 totaled $135,541 and $178,250, respectively and audit fees billed for quarterly reviews of the Company's financial statements totaled $20,100 and $19,500 for the years 2012 and 2011, respectively.

Audit Related Fees - No audit related fees were incurred by the Company from BSW for the fiscal years ended December 31, 2012 and 2011.

Tax Fees - The Company paid $15,325 and $15,183 to BSW relating to certain tax advice and electronic filing of certain federal income tax returns of the Company for the years ended December 31, 2012 and 2011.

All Other Fees - The Company paid $0 and $17,345 to BSW for services relating to state insurance exams and SEC filings for the year ended December 31, 2012 and 2011, respectively.  The audit committee approved the above work and fees of BSW.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of the report:

(1)	Financial Statements:
See Item 8, Index to Financial Statements
(2)	Financial Statement Schedules
NOTE: The financial statement schedules have been omitted as they are deemed inapplicable or not required by Regulation S-X.

(b)	Exhibits: The following are exhibits to this report, and if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included:

Exhibit Number	Description
2.1
Agreement and Plan of Merger of United Trust Group, Inc., An Illinois Corporation with and into UTG, Inc., A Delaware Corporation dated as of July 1, 2005, including exhibits thereto. [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2005.]

2.2

Stock Purchase Agreement, dated August 7, 2006, between UTG, Inc. and William F. Guest and John D. Cornett [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2006].

2.3

Amendment No. 1, dated September 6, 2006, to the Stock Purchase Agreement, dated August 7, 2007, between UTG, Inc. and William F. Guest and John D. Cornett [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2006].

2.4

Amendment No. 2, dated November 22, 2006, to the Stock Purchase Agreement, dated August 7, 2006, as amended, between UTG, Inc. and William F. Guest and John D. Cornett [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2006].

3.1	Certificate of Incorporation of the Registrant and all amendments thereto [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2005].
3.2	By-Laws for the Registrant and all amendments thereto [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2005].
4.1

UTG's Agreement pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K with respect to long-term debt instruments [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2010].

10.1	Promissory note dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2006].
10.2

Revolving credit note dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2006].

10.3

Change in Terms Agreement dated May 11, 2010 to the revolving credit note dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2010].

10.4

Change in Terms Agreement dated July 14, 2011 to the revolving credit note dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2011].

10.5	Loan Agreement dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2006].
10.6

Commercial pledge agreement dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2006].

10.7

Negative pledge agreement dated December 8, 2006, between UTG, Inc. and First Tennessee Bank National Association [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2006].

10.8	Line of Credit dated December 28, 2011, between UTG Avalon, LLC and First National Bank of Tennessee [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2011].
10.9

Administrative Services and Cost Sharing Agreement dated as of January 1, 2007 between UTG, Inc. and American Capitol Insurance Company [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2006].

10.10

Administrative Services and Cost Sharing Agreement dated as of January 1, 2007 between UTG, Inc. and Universal Guaranty Life Insurance Company [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2007].

10.11

Amendment to Reinsurance Agreement between Universal Guaranty Life Insurance Company and Optimum Re Insurance Company originally with Business Men's Assurance Company of America [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2010].

10.12

Reinsurance Agreement between Universal Guaranty Life Insurance Company and Swiss RE originally with Life Reassurance Corporation of America [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2010].

10.13

Assumption Reinsurance Agreement between Universal Guaranty Life Insurance Company and Park Avenue Life Insurance Company formerly known as First International Life Insurance Company [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2010].

10.14	Aircraft Lease Agreement [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2010].
10.15	Aircraft Joint Ownership Agreement [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2011].
10.16

General Agreement regarding Mortgage Loans by and between First Southern National Bank and Universal Guaranty Life Insurance Company [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2010].

10.17	Loan Participation Agreement [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2010].
10.18	StoneRiver Master Agreement [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2011].
*10.19	Promissory Note dated November 20, 2012, between UTG, Inc. and Illinois National Bank.
*10.20	Commercial pledge agreement dated November 20, 2012, between UTG, Inc. and Illinois National Bank.
*10.21	Promissory Note dated March 4, 2013, between HPG Acquisitions, LLC and First National Bank of Tennessee
14.1	Code of Ethics and Business Conduct. [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2005.]
14.2	Code of Ethical Conduct for Senior Financial Officers. [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2005.]
*21.1	List of Subsidiaries of the Registrant.
*31.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 906 of the Sarbanes Oxley Act of 2002
*32.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 906 of the Sarbanes Oxley Act of 2002
99.1	Audit Committee Charter. [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2005.]
99.2	Whistleblower Policy. [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2005.]
99.3	Compensation Committee Charter [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2011].
99.4	Investment Committee Charter [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2011].
101	Interactive Data File

* Filed herewith

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

Date: March 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ John. S. Albin	By: /s/ Daryl J. Heald
John S. Albin Director	Daryl J. Heald Director

By: /s/ Randall L. Attkisson	By: /s/ Howard L. Dayton
Randall L. Attkisson Director	Howard L. Dayton Director

By: /s/ Joseph A. Brinck	By: /s/ Peter L. Ochs
Joseph A. Brinck Director	Peter L. Ochs Director

By: /s/ Jesse T. Correll	By: /s/ William W. Perry
Jesse T. Correll Chairman of the Board, Chief Executive Officer and Director	William W. Perry Director

By:	By: /s/ James P. Rousey
Ward F. Correll Director	James P. Rousey President and Director

By: /s/ Thomas F. Darden	By: /s/ Theodore C. Miller
Thomas F. Darden Director	Theodore C. Miller Corporate Secretary and Chief Financial Officer