Form 10-Q
period 2013-03-31
UTG INC
filed 2013-05-10
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

The number of shares outstanding of the registrant's common stock as of April 26, 2013, was 3,792,732.

UTG, Inc.
(The "Company")

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
UTG, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

ASSETS

	March 31,	December 31,
	2013	2012*
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $176,113,506 and $173,526,717)	$189,846,454	$187,327,285
Equity securities, at fair value (cost $29,747,616 and $29,497,001)	30,535,174	30,504,914
Trading securities, at fair value (cost $6,656,101 and $14,714,333)	6,426,288	14,018,460
Mortgage loans on real estate at amortized cost	11,009,174	17,671,554
Discounted mortgage loans on real estate at cost	26,703,552	26,336,953
Investment real estate	71,025,034	68,165,013
Policy loans	12,397,405	12,591,572
Short-term investments	6,263,937	6,268,320
Total investments	354,207,018	362,884,071

Cash and cash equivalents	26,287,257	23,321,246
Accrued investment income	2,094,272	2,444,790
Reinsurance receivables:
Future policy benefits	29,045,254	29,318,018
Policy claims and other benefits	3,837,588	4,492,430
Cost of insurance acquired	11,434,677	11,700,765
Deferred policy acquisition costs	412,110	426,218
Property and equipment, net of accumulated depreciation	1,302,948	1,344,851
Income tax receivable	7,214	20,035
Other assets	3,934,639	5,381,969
Total assets	$432,562,977	$441,334,393

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$291,223,310	$293,800,162
Policy claims and benefits payable	4,669,151	3,371,767
Other policyholder funds	469,148	477,948
Dividend and endowment accumulations	14,113,062	14,072,513
Income tax payable	4,296	2,042,786
Deferred income taxes	12,139,693	12,301,577
Notes payable	18,848,454	18,857,954
Trading securities, at fair value (proceeds $2,729,311 and $8,094,787)	2,950,631	7,552,704
Other liabilities	9,391,959	9,202,354
Total liabilities	353,809,704	361,679,765

Shareholders' equity:
Common stock - no par value, stated value $.001 per share. Authorized 7,000,000 shares - 3,794,728 and 3,798,871 shares outstanding	3,795	3,799
Additional paid-in capital	44,283,699	44,337,743
Retained earnings	21,007,046	21,917,318
Accumulated other comprehensive income	9,581,350	9,664,466
Total UTG shareholders' equity	74,875,890	75,923,326
Noncontrolling interests	3,877,383	3,731,302
Total shareholders' equity	78,753,273	79,654,628
Total liabilities and shareholders' equity	$432,562,977	$441,334,393

* Balance sheet audited at December 31, 2012.
See accompanying notes

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2013	2012
Revenue:
Premiums and policy fees	$3,212,746	$3,516,444
Ceded reinsurance premiums and policy fees	(775,702)	(908,098)
Net investment income	4,381,392	6,950,756
Other income	521,359	547,694
Revenues before realized gains	7,339,795	10,106,796
Realized investment gains, net:
Other-than-temporary impairments	(26,926)	0
Other realized investment gains, net	71,649	7,135,970
Total realized investment gains, net	44,723	7,135,970
Total revenue	7,384,518	17,242,766

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	5,856,321	5,870,808
Ceded Reinsurance benefits and claims	(597,779)	(835,875)
Annuity	267,539	260,690
Dividends to policyholders	147,222	140,624
Commissions and amortization of deferred policy acquisition costs	(23,552)	(152,813)
Amortization of cost of insurance acquired	266,088	286,375
Operating expenses	2,055,125	2,875,495
Interest expense	110,437	72,175
Total benefits and other expenses	8,081,401	8,517,479

Income (loss) before income taxes	(696,883)	8,725,287
Income tax expense	(67,308)	(3,225,556)

Net income (loss)	(764,191)	5,499,731

Net income attributable to noncontrolling interests	(146,081)	(273,214)

Net income (loss) attributable to common shareholders'	$(910,272)	$5,226,517

Amounts attributable to common shareholders'
Basic income (loss) per share	$(0.24)	$1.36

Diluted income (loss) per share	$(0.24)	$1.36

Basic weighted average shares outstanding	3,796,527	3,837,081

Diluted weighted average shares outstanding	3,796,527	3,837,081
See accompanying notes

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2013	2012

Net Income (loss)	$(764,191)	$5,499,731

Other comprehensive income (loss), net of tax:

Unrealized holding gains (losses) arising during period	(23,750)	11,505,135
Less reclassification adjustment for gains included in net income	(59,366)	(5,101,860)
Subtotal: Other comprehensive income (loss), net of tax	(83,116)	6,403,275

Comprehensive income (loss)	(847,307)	11,903,006

Less comprehensive (income) loss attributable to noncontrolling interests	(146,081)	(273,214)

Comprehensive income (loss) attributable to UTG, Inc.	$(993,388)	$11,629,792
See accompanying notes

UTG, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2013	2012

Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$(910,272)	$5,226,517
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization (accretion) of investments	(403,748)	(975,910)
Realized investment gains, net	(44,723)	(7,135,970)
Unrealized trading gains (losses) included in income	297,344	(528,698)
Amortization of deferred policy acquisition costs	14,108	15,512
Amortization of cost of insurance acquired	266,088	286,375
Depreciation	320,071	446,177
Net income (loss) attributable to noncontrolling interest	146,081	273,214
Charges for mortality and administration of universal life and annuity products	(1,737,635)	(1,789,191)
Interest credited to account balances	1,450,681	1,422,593
Change in accrued investment income	350,518	(535,714)
Change in reinsurance receivables	927,606	718,638
Change in policy liabilities and accruals	(1,121,391)	(462,586)
Change in income taxes receivable (payable)	(1,982,692)	2,664,281
Change in other assets and liabilities, net	1,624,775	(1,245,683)
Net cash used in operating activities	(803,189)	(1,620,445)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	6,173,142	49,673,705
Equity securities available for sale	0	296,399
Trading securities	17,829,177	3,863,825
Mortgage loans	7,785,104	2,430,247
Discounted mortgage loans	1,505,565	3,257,451
Real estate	2,733,460	8,173,899
Policy loans	997,774	1,134,602
Short term	29,383	0
Total proceeds from investments sold and matured	37,053,605	68,830,128
Cost of investments acquired:
Fixed maturities available for sale	(8,856,558)	(85,553,891)
Equity securities available for sale	(250,617)	(166,407)
Trading securities	(15,124,263)	(3,443,030)
Mortgage loans	(1,122,724)	(392)
Discounted mortgage loans	(1,280,456)	(5,875,374)
Real estate	(5,918,258)	(3,203,558)
Policy loans	(803,607)	(749,810)
Short term	(25,000)	0
Total cost of investments acquired	(33,381,483)	(98,992,462)
Net cash provided by (used in) investing activities	3,672,122	(30,162,334)

Cash flows from financing activities:
Policyholder contract deposits	1,521,403	1,617,272
Policyholder contract withdrawals	(1,360,777)	(1,638,400)
Proceeds from notes payable/line of credit	0	350,000
Payments of principal on notes payable/line of credit	(9,500)	(359,347)
Purchase of treasury stock	(54,048)	(433,177)
Distributions to minority interests of consolidated subsidiaries	0	(10,000)
Net cash provided by (used in) financing activities	97,078	(473,652)

Net increase (decrease) in cash and cash equivalents	2,966,011	(32,256,431)
Cash and cash equivalents at beginning of period	23,321,246	82,925,675
Cash and cash equivalents at end of period	$26,287,257	$50,669,244
See accompanying notes

UTG, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements include the accounts of UTG, Inc. (the "Parent") and its subsidiaries (collectively with the Parent, the "Company").  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of management, are necessary for a fair presentation of the results for the interim periods.  The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company's consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.  The Company's results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other future period.

This document at times will refer to the Registrant's largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC ("FSF"), a Kentucky corporation, and First Southern Bancorp, Inc. ("FSBI"), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank ("FSNB").  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG's largest shareholder through his ownership control of FSF, FSBI and affiliates.  At March 31, 2013, Mr. Correll owns or controls directly and indirectly approximately 56% of UTG's outstanding stock.

UTG's life insurance subsidiary, Universal Guaranty Life Insurance Company ("UG"), has several wholly-owned and majority-owned subsidiaries.  The subsidiaries were formed to hold certain real estate investments.  The real estate investments were placed into the limited liability companies and partnerships to provide additional protection to the policyholders and to UG.

Note 2 – New Accounting Standards

Comprehensive Income - In February 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standard which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance is effective for periods beginning after December 15, 2012. The Company does not expect the adoption of this new guidance to have a material impact on the Company's consolidated financial statements.

Intangibles-Goodwill and Other – In July 2012, FASB issued guidance on the testing of indefinite-lived intangible assets for impairment, which is intended to reduce the cost and complexity of the impairment test for indefinite-lived intangible assets by providing an entity with the option to first assess qualitatively whether it is necessary to perform the impairment test that is currently in place. An entity would not be required to quantitatively calculate the fair value of an indefinite-lived intangible asset unless the entity determines that it is more likely than not that its fair value is less than its carrying value. This guidance is effective for interim and annual impairment tests beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance will not have a material effect on the Company's consolidated financial statements.

Note 3 – Investments

Available for Sale Securities – Fixed Maturity and Equity Securities

The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in available for sale securities are summarized as follows:

March 31, 2013	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$38,428,537	$5,454,621	$(281)	$43,882,877
States, municipalities and political subdivisions	150,000	5,993	0	155,993
U.S. special revenue and assessments	2,150,766	157,779	0	2,308,545
Collateralized mortgage obligations	1,780,601	158,444	0	1,939,045
Public utilities	399,903	61,207	0	461,110
All other corporate bonds	133,203,699	9,682,828	(1,787,643)	141,098,884
	176,113,506	15,520,872	(1,787,924)	189,846,454
Equity securities	29,747,616	1,284,494	(496,936)	30,535,174
Total	$205,861,122	$16,805,366	$(2,284,860)	$220,381,628

December 31, 2012	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$33,430,165	$5,457,009	$0	$38,887,174
States, municipalities and political subdivisions	160,000	6,637	0	166,637
U.S. special revenue and assessments	2,150,070	153,545	0	2,303,615
Collateralized mortgage obligations	2,241,384	183,409	(8)	2,424,785
Public utilities	399,900	63,662	0	463,562
All other corporate bonds	135,145,198	9,747,565	(1,811,251)	143,081,512
	173,526,717	15,611,827	(1,811,259)	187,327,285
Equity securities	29,497,001	1,303,328	(295,415)	30,504,914
Total	$203,023,718	$16,915,155	$(2,106,674)	$217,832,199

The amortized cost and estimated market value of debt securities at March 31, 2013, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale March 31, 2013	Amortized Cost	Estimated Fair Value

Due in one year or less	$2,400,052	$2,423,382
Due after one year through five years	30,181,928	32,745,345
Due after five years through ten years	108,860,492	117,999,294
Due after ten years	32,703,905	34,549,122
Collateralized mortgage obligations	1,967,129	2,129,311
Total	$176,113,506	$189,846,454

The fair value of investments with sustained gross unrealized losses at March 31, 2013 and December 31, 2012 are as follows:

March 31, 2013	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$4,995,703	(282)	$0	0	$4,995,703	(282)
All other corporate bonds	6,638,079	(50,703)	4,383,021	(1,736,939)	11,021,100	(1,787,642)
Total fixed maturities	$11,633,782	(50,985)	$4,383,021	(1,736,939)	$16,016,803	(1,787,924)

Equity securities	$1,253,075	(496,936)	$0	0	$1,253,075	(496,936)

December 31, 2012	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Collateralized mortgage obligations	$4,513	(8)	$0	0	$4,513	(8)
All other corporate bonds	13,776,705	(245,846)	385,823	(1,565,405)	14,162,528	(1,811,251)
Total fixed maturities	$13,781,218	(245,854)	$385,823	(1,565,405)	$14,167,041	(1,811,259)

Equity securities	$594,081	(295,415)	$0	0	$594,081	(295,415)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of March 31, 2013
Fixed maturities	8	4	12
Equity securities	4	0	4
As of December 31, 2012
Fixed maturities	8	3	11
Equity securities	9	0	9

Substantially all of the unrealized losses on fixed maturities available for sale at March 31, 2013 and December 31, 2012 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The unrealized losses on equity investments were primarily attributable to normal market fluctuations.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company's expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company's evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of March 31, 2013 and December 31, 2012.

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

Based on management's review of the investment portfolio, the Company recorded the following losses for other-than-temporary impairments in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
	2013	2012

Other than temporary impairments:
Real Estate	$26,926	$0

The other-than-temporary impairment recognized during 2013 was due to Management's assessment of the value of the real estate. The real estate was written down to better reflect current expected market value.

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Condensed Consolidated Statements of Operations.  Trading securities include exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities are securities sold short. A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  The fair value of derivatives included in trading security assets and trading security liabilities as of March 31, 2013 was $1,324,513 and $(1,442,933), respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2012 was $6,745,528 and $(6,050,344), respectively.  Earnings from trading securities are classified in cash flows from operating activities. The derivatives held by the Company are for income generation purposes only.

Trading revenue charged to net investment income from trading securities was:

	Three Months Ended
	March 31,
	2013	2012

Net unrealized losses	$(297,344)	$528,698
Net realized gains (losses)	86,271	2,310,507
Net unrealized and realized gains (losses)	$(211,073)	$2,839,205

Mortgage Loans

As of March 31, 2013 and December 31, 2012, the Company's mortgage loan portfolio contained 58 and 71 mortgage loans, including discounted mortgage loans, with a carrying value of $37,712,726 and $44,008,507, respectively.

Changes in the current economy could have a negative impact on the loans, including the financial stability of the borrowers, the borrowers' ability to pay or to refinance, the value of the property held as collateral and the ability to find purchasers at favorable prices.  Given the uncertainty of the current market, management has taken a conservative approach with the discounted mortgage loans and has classified all discounted mortgage loans held as non-accrual.  In such status, the Company is not recording any accrued interest income nor is it recording any accrual of discount on the loans held.  Discount accruals reported during 2012 and 2013 were the result of the loan basis already being fully paid.

On the remainder of the mortgage loan portfolio, interest accruals are analyzed based on the likelihood of repayment.  In no event will interest continue to accrue when accrued interest along with the outstanding principal exceeds the net realizable value of the property.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status.

A mortgage loan reserve is established and adjusted based on management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquires the discounted mortgage loans at below fair value, therefore no reserve for delinquent loans is deemed necessary.  Those loans not currently paying are being vigorously worked by management.  The current discounted commercial mortgage loan portfolio has an average price of 37.3% of face value and management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.

Note 4 – Fair Value Measurements

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

Securities designated as trading securities consist of bonds, exchange traded equities and exchange traded options.  These securities are primarily valued at quoted active market prices, and are therefore categorized as Level 1 in the fair value hierarchy.  The exchange traded bonds consist of corporate bonds and are classified as Level 2, consistent with the classification of the fixed maturity corporate bonds.

The following table presents the Company's assets and liabilities measured at fair value in the condensed consolidated balance sheet on a recurring basis as of March 31, 2013.

	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$25,989,101	$163,520,634	$336,719	$189,846,454
Equity Securities, available for sale	1,627,505	5,967,525	22,940,144	30,535,174
Trading Securities	6,426,288	0	0	6,426,288
Total	$34,042,894	$169,488,159	$23,276,863	$226,807,916

Liabilities
Trading Securities	$2,950,631	$0	$0	$2,950,631

The following table presents the Company's assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheet on a recurring basis as of December 31, 2012.

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

	Fixed Maturities, Available for Sale	Equity Securities, Available for Sale	Total
Balance at December 31, 2012	$273,727	$22,963,715	$23,237,442
Total unrealized gain or losses:
Included in other comprehensive income	62,992	(23,571)	39,421
Purchases	0	0	0
Balance at March 31, 2013	$336,719	$22,940,144	$23,276,863

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

	March 31, 2013		December 31, 2012
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage loans on real estate	$11,009,174	$11,089,516	$17,671,554	$17,803,159
Discounted mortgage loans	26,703,552	26,703,552	26,336,953	26,336,953
Investment real estate	71,025,034	71,025,034	68,165,013	68,165,013
Policy loans	12,397,405	12,397,405	12,591,572	12,591,572
Cash and cash equivalents	26,287,257	26,287,257	23,321,246	23,321,246
Short term investments	6,263,937	6,263,937	6,268,320	6,268,320
Liabilities
Notes payable	18,848,454	18,848,454	18,857,954	18,857,954

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

Note 5 – Credit Arrangements

At March 31, 2013 and December 31, 2012, the Company had the following outstanding debt:

			Outstanding Principal Balance
Instrument	Issue Date	Maturity Date	March 31, 2013	December 31, 2012
Promissory Note:
HPG Acquisitions	2007-02-07	2017-11-07	$193,419	$202,919
HPG Acquisitions	2012-12-27	2018-03-04	12,000,000	12,000,000

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2012	Borrowings	Repayments	March 31, 2013
Lines of Credit:
UTG	2012-11-20	2013-11-20	$8,000,000	$1,655,035	0	0	$1,655,035
UTG Avalon	2011-12-28	2014-01-03	5,000,000	5,000,000	0	5,000,000	0
UTG Avalon	2013-03-28	2014-03-28	5,000,000	0	5,000,000	0	5,000,000
UG	2010-12-28	2013-12-06	15,000,000	0	0	0	0

The HPG Acquisitions promissory note issued on February 7, 2007 bears interest at a fixed rate of 5%.

The HPG Acquisitions promissory note issued on December 27, 2012 is secured by real estate owned by HPG. The promissory note bears interest at a fixed rate of 4%. Interest is payable monthly. Principal is payable monthly beginning in the third year of the note.

The UTG line of credit carries interest at a fixed rate of 3.75% and is payable monthly. As collateral, UTG has pledged 100% of the common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance  Company ("UG").

The UTG Avalon line of credit issued on December 28, 2011 carried interest at a rate of 4.0% and was payable in two semi-annual payments. This line of credit was repaid during March 2013.

The UTG Avalon line of credit issued on March 28, 2013 currently carries interest at a rate of 4.0% and is payable in two semi-annual payments. The interest rate is a variable rate that will be 0.50% above the lowest of the U.S. Prime Rates as published in the money section of the Wall Street Journal.  The interest rate is subject to change monthly and changes in the interest rate will take effect on the first day of the month following the rate change.

UG is a member of the Federal Home Loan Bank ("FHLB").  This membership allows the Company access to additional credit up to a maximum of 50% of the total assets of UG.  To be a member of the FHLB, the Company was required to purchase shares of common stock of FHLB.  Borrowing capacity is based on 50 times each dollar of stock acquired in FHLB above the "base membership" amount.

The consolidated scheduled principal reductions on the notes payable for the next five years are as follows:

Year	Amount

2013	$1,677,120
2014	5,034,154
2015	382,395
2016	518,134
2017	542,470

Note 6 – Shareholders' Equity

Stock Repurchase Programs

The Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of up to $6 million of UTG's common stock. Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are made based on the last available market price and are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company.  During the current year, the Company repurchased 4,143 shares through the stock repurchase program for $54,048.  Through March 31, 2013, UTG has spent $4,665,744 in the acquisition of 566,833 shares under this program.

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  At March 31, 2013 and March 31, 2012, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

Note 7 – Commitments and Contingencies

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

The following table represents the total funding commitments and the unfunded commitment as of March 31, 2013 related to certain investments:

	Total Funding	Unfunded
	Commitment	Commitment
RLF III, LLC	$4,000,000	$398,120
Llano Music, LLC	2,000,000	571,000
Marcellus III, LLP	1,250,000	294,375
Dew Learning, LLC	1,000,000	528,114
Marcellus HBPI, LLP	1,800,000	771,300
PBEX, LLC	5,625,000	2,818,750
Sovereign's Capital, LP	500,000	250,000

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

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	March 31,
	2013	2012

Interest expense	$16,398	$15,214
Federal income tax	2,050,000	22,581

During 2013, UG's wholly-owned subsidiary, UTG Avalon, LLC, entered into a noncash transaction whereas the subsidiary obtained a new line of credit in the amount of $5 million and utilized the line of credit to repay the prior line of credit. The terms of the new line of credit are consistent with the terms of the prior line of credit.

Note 9 – Concentrations of Credit Risk

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's discussion and analysis of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively with the Parent, the "Company").  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in the Company's annual report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

Cautionary Statement Regarding Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. We have based our forward-looking statements on our current expectations and projections about future events. Our forward-looking statements include information about possible or assumed future results of operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as the growth of our business and operations, our business strategy, competitive strengths, goals, plans, future capital expenditures and references to future successes may be considered forward-looking statements. Also, when we use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "probably," or similar expressions, we are making forward-looking statements.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability.  The Company's critical accounting policies and the related estimates considered most significant by Management are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.  Management has identified the accounting policies related to cost of insurance acquired, assumptions and judgments utilized in determining if declines in fair values of investments are other-than-temporary, and valuation methods for investments that are not actively traded as those, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Condensed Consolidated Financial Statements and this Management's Discussion and Analysis.

During the three months ended March 31, 2013, there were no additions to or changes in the critical accounting policies disclosed in the 2012 Form 10-K, except for recently adopted accounting standards discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

On a consolidated basis, the Company had a net loss attributable to common shareholders of $(910,272) and net income attributable to common shareholders of $5.2 million for the three month period ended March 31, 2013 and 2012, respectively.  During the three month period ended March 31, 2013 and 2012, the Company had a net loss before income taxes of $(696,883) and net income before income taxes of $8.7 million, respectively.  During the first quarter of 2012, the positive earnings of the Company were mainly attributable to large gains recognized on the sale of bonds. Similar gains were not recognized during the first quarter of 2013.

One-time events, primarily reflected in realized gains, comprised a substantial portion of net income of the Company during 2012.  While Management believes there remain additional investments with such one-time earnings, when or if realized remains uncertain.

Total revenue was $7.4 million during the three month period ended March 31, 2013 compared to $17.2 million during the three month period ended March 31, 2012. The decrease in revenues is primarily attributable to a decrease in net investment income and realized gains on investments.  The magnitude of realized investment gains and losses in a given year is a function of the timing of trades of investments relative to the markets themselves as well as the recognition of any impairments on investments.

Total benefits and other expenses paid during the three months ended March 31, 2013 and 2012 were $8.1 million and $8.5 million respectively.

Revenues

The Company's premium and policy fee revenues, net of reinsurance, was approximately $2.4 million for the first quarter of 2013, a decrease of approximately 7% compared to the same quarter in 2012. The Company writes very little new business.  Unless the Company acquires a new insurance company or a block of in-force business, Management expects premium revenue to continue to decline on the existing blocks of business at a rate consistent with prior experience.

The Company reported net investment income of approximately $4.4 million during the first quarter 2013 and $7 million during the first quarter of 2012. The variance in 2013 and 2012 investment income results are mainly attributable to activity in the trading portfolio and the fixed maturity portfolio.

During the first quarter of 2013, the Company reported a loss of approximately $(211,000) in the trading securities portfolio while during the first quarter 2012 the Company recorded approximately $2.6 million of income from the trading securities investment portfolio.  In March 2013, Management determined it had other investment opportunities to deploy a portion of the trading account monies into and reduced the funds to be used for trading activities going forward. Volatility as well as possible losses should be expected in the trading securities portfolio. Management's target return on the trading securities portfolio is 6% to 8%.

Income from fixed maturities increased approximately 58% or $753,000 when comparing the first quarter 2013 to the first quarter 2012. The increase in income is attributable to the higher yield earned on the BBB and BB bonds the Company began investing in during 2012. In early 2012, the Company sold a significant portion of its US Treasury bonds, recognizing large gains. The proceeds from the sale of the US Treasury bonds were used to purchase BBB and BB rated bonds, which produce higher investment yields.

The Company had net realized investment gains of approximately $44,000 and $7.1 million during the first quarter of 2013 and 2012, respectively. The decrease in net realized gains in 2013, in comparison to 2012, is mainly attributable to the sale of fixed maturity investments during 2012.

During the fourth quarter of 2011 and first quarter of 2012, the Company took advantage of the unusually high price spreads on U.S. government treasury securities relative to other types of bonds in the marketplace, by selling a majority of its U.S. treasury holdings.  The Company has redeployed a majority of its excess cash balances into BBB and BB rated corporate debt issues.  Included in fixed maturity purchases, the Company purchased approximately $66,509,000 and $22,325,000 of BBB and BB rated corporate debt issues, respectively.  These corporate debt issues have an average interest yield of 5.03%.  Interest spreads on these investments are higher than historic trends and Management believes this is an opportunity to enhance yield and provide more recurring investment income.  Lower rated bonds are viewed by the marketplace to inherently hold more default risk.  The trade-off on this risk is a higher interest yield.  Each investment is analyzed prior to acquisition to determine if Management is comfortable with the increased risk relative to the yield.  Management believes there are opportunities currently available in this area where certain corporate bond issues have been more harshly impacted by the marketplace than may really be justified.  It is this type of bond Management is primarily searching for to invest in.

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

Expenses

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims, increased approximately 4% in the three month period ended March 31, 2013 compared to the same period in 2012.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

Net amortization of cost of insurance acquired decreased approximately 7% in the three month period ended March 31, 2013 compared to the same period in 2012.  Cost of insurance acquired is established when an insurance company is acquired or when the Company acquires a block of in-force business.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The Company utilizes a 12% discount rate on the remaining unamortized business.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.  This expense is expected to decrease, unless the Company acquires a new block of business.

Operating expenses decreased approximately 29% in the three month period ended March 31, 2013 in comparison to the same period in 2012.  The decrease in 2013 expenses, in comparison to 2012, is primarily attributable to a decrease in legal expenses, information technology expenses and charitable contributions.

The Company's legal expenses decreased by approximately $213,000 when comparing the three month period ended March 31, 2013 to the same period in 2012.  During 2012, the Company's legal expenses were higher as a result of legal expenses incurred related to the merger of American Capitol and the ACAP dissenters' lawsuit.

The Company's information technology expenses decreased by approximately 38% when comparing the three month period ended March 31, 2013 to the same period in 2012.  The expenses were higher in 2012 as a result of the Company investing in new software to assist in increasing operating efficiencies and to meet regulatory requirements.

The Company's charitable contributions decreased by approximately $487,000 when comparing the three month period ended March 31, 2013 to the same period in 2012. Charitable contributions by the Company are tied to the earnings of the Company.

Management continues to place significant emphasis on expense monitoring and cost containment.  Maintaining administrative efficiencies directly impacts net income.

Interest expense increased by approximately 53% during the first three months of 2013 compared to the same period in 2012. During the fourth quarter of 2012, a majority owned subsidiary of UG, HPG Acquisitions, LLC ("HPG") obtained a $12 million note. HPG borrowed money to return capital to its investors.

Financial Condition
Investment Information

Investments represent approximately 82% of total assets at March 31, 2013 and December 31, 2012.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments that it is permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company's investment portfolio is invested in a diverse set of securities.

As of March 31, 2013, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders' equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments held for sale".  Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.

During the first quarter of 2013, the Company sold a substantial portion of its trading security assets and liabilities. The trading securities asset balance decreased by 54% or $7.6 million when comparing the March 31, 2013 balance to the December 31, 2012 balance.  The trading securities liability balance decreased by 61% or $4.6 million when comparing the March 31, 2013 balance to the December 31, 2012 balance.  The sale of the trading security assets and liabilities were the result of Management's decision to reduce the Company's investment risk and reduce the volatility in the investment earnings of the Company.  The proceeds from the sales of the trading securities will be used to purchase new investments that are deemed to be of less risk and which will provide more stable and predictable earnings for the Company.

Capital Resources

Total shareholders' equity decreased by approximately 1% as of March 31, 2013 compared to December 31, 2012. Retained earnings decreased by approximately 4% as of March 31, 2013 compared to December 31, 2012. The decrease in shareholders' equity and retained earnings is mainly attributable to the net loss of $910,000 reported by the company during the first quarter of 2013.

At March 31, 2013, the Company had $18.8 million of debt outstanding.  At December 31, 2012, the Company had $18.9 million of debt outstanding.  Approximately $1.6 million of this debt is related to the acquisition of ACAP Corporation.  Approximately $12.2 million of this debt is related to credit facilities extended to a majority owned subsidiary of UTG, HPG Acquisitions, LLC ("HPG"), during 2012. HPG borrowed money to return capital to its investors.  UTG Avalon, LLC, a wholly owned subsidiary of UG, has an outstanding line of credit in the amount of $5 million.

Liquidity

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and debt service.  Cash and cash equivalents as a percentage of total assets were approximately 6% and 5% as of March 31, 2013, and December 31, 2012, respectively.  Fixed maturities as a percentage of total assets were approximately 43% and 42% as of March 31, 2013 and December 31, 2012, respectively.

The Company currently has access to funds for operating liquidity.  UTG has an $8 million revolving credit note with Illinois National Bank.  On April 6, 2011, UTG Avalon was extended a credit note from First National Bank of Tennessee for $5 million. The UTG Avalon line of credit was fully repaid during March 2013 and UTG Avalon obtained a new line of credit in the amount of $5 million from a different financing source.  UG is a member of the FHLB which allows UG access to credit.  UG's current line of credit with the FHLB is $15 million.  At March 31, 2013, the Company had approximately $6.7 million of outstanding borrowings attributable to the lines of credit.

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

Net cash used in operating activities was approximately $803,000 and $1.6 million for the three month period ended March 31, 2013 and 2012, respectively.

Net cash provided by (used in) investing activities was approximately $3.7 million and $(30.2) million for the three month period ended March 31, 2013 and 2012, respectively.  During the first three months of 2012, more emphasis was placed on the sale of U.S. treasury holdings and re-deploying the cash through the purchase of BBB and BB rated corporate bonds.

Net cash provided by (used in) financing activities was approximately $97,000 and $(474,000) for the three month period ended March 31, 2013 and 2012, respectively.

UTG is a holding company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  At March 31, 2013, substantially all of the consolidated shareholders equity represents net assets of its subsidiary.  The Company's insurance subsidiary has maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.  No dividends were paid to shareholders in 2012 or the first three months of 2013.

UG is an Ohio domiciled insurance company, which requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory net income or b) 10% of statutory capital and surplus.  For the year ended December 31, 2012, UG had statutory net income of $6.9 million.  At December 31, 2012 UG's statutory capital and surplus amounted to $32.2 million.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  During the first three months of 2013, UG paid no ordinary dividends to UTG. During 2012, UG paid UTG ordinary dividends of approximately $3.3 million. UTG used the dividends to pay off a portion of its long-term debt and line of credit.

Management believes the overall sources of liquidity available will be sufficient to satisfy the Company's financial obligations.

Other Items

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

NONE

ITEM 1A.  RISK FACTORS

NONE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  MINE SAFETY DISCLOSURES

NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS

*10.22	Promissory Note dated March 28, 2013 between UTG Avalon, LLC and First Southern Funding
*31.1	Certification of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101	Interactive Data File

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTG, INC.
(Registrant)

Date:	May 10, 2013	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	May 10, 2013	By	/s/ Theodore C. Miller
Theodore C. Miller
Senior Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

*10.22	Promissory Note dated March 28, 2013 between UTG Avalon, LLC and First Southern Funding
*31.1	Certification of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101	Interactive Data File

* Filed herewith