Form 10-Q
period 2013-06-30
UTG INC
filed 2013-08-09
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock as of July 23, 2013, was 3,789,390.

UTG, Inc.
(The "Company")

Part 1.   Financial Information.
Item 1.  Financial Statements.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012*
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $168,770,852 and $173,526,717)	$174,183,839	$187,327,285
Equity securities, at fair value (cost $38,010,235 and $29,497,001)	38,891,173	30,504,914
Trading securities, at fair value (cost $5,962,028 and $14,714,333)	5,786,943	14,018,460
Mortgage loans on real estate at amortized cost	10,103,247	17,671,554
Discounted mortgage loans on real estate at cost	25,043,446	26,336,953
Investment real estate	77,974,348	68,165,013
Policy loans	12,059,168	12,591,572
Short-term investments	0	6,268,320
Total investments	344,042,164	362,884,071

Cash and cash equivalents	22,282,466	23,321,246
Accrued investment income	2,306,156	2,444,790
Reinsurance receivables:
Future policy benefits	28,782,686	29,318,018
Policy claims and other benefits	3,955,649	4,492,430
Cost of insurance acquired	11,168,589	11,700,765
Deferred policy acquisition costs	398,002	426,218
Property and equipment, net of accumulated depreciation	1,261,046	1,344,851
Income tax receivable	1,448,723	20,035
Other assets	6,310,920	5,381,969
Total assets	$421,956,401	$441,334,393

Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$288,982,763	$293,800,162
Policy claims and benefits payable	4,692,415	3,371,767
Other policyholder funds	420,884	477,948
Dividend and endowment accumulations	14,131,312	14,072,513
Income tax payable	7,782	2,042,786
Deferred income taxes	9,325,480	12,301,577
Notes payable	18,655,035	18,857,954
Trading securities, at fair value (proceeds $940,602 and $8,094,787)	869,761	7,552,704
Other liabilities	10,564,189	9,202,354
Total liabilities	347,649,621	361,679,765

Shareholders' equity:
Common stock - no par value, stated value $.001 per share. Authorized 7,000,000 shares - 3,791,262 and 3,798,871 shares outstanding	3,791	3,799
Additional paid-in capital	44,234,126	44,337,743
Retained earnings	21,882,114	21,917,318
Accumulated other comprehensive income	4,112,664	9,664,466
Total UTG shareholders' equity	70,232,695	75,923,326
Noncontrolling interests	4,074,085	3,731,302
Total shareholders' equity	74,306,780	79,654,628
Total liabilities and shareholders' equity	$421,956,401	$441,334,393

* Balance sheet audited at December 31, 2012.
See accompanying notes.

Condensed Consolidated Statements of Income
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Revenue:
Premiums and policy fees	$3,219,271	$3,480,117	$6,432,017	$6,996,561
Ceded reinsurance premiums and policy fees	(769,335)	(863,967)	(1,545,037)	(1,772,065)
Net investment income	4,762,126	2,428,499	9,143,518	9,379,255
Other income	510,660	531,485	1,032,019	1,079,179
Revenues before realized gains	7,722,722	5,576,134	15,062,517	15,682,930
Realized investment gains, net:
Other-than-temporary impairments	0	0	(26,926)	0
Other realized investment gains, net	576,841	3,846,725	648,490	10,982,695
Total realized investment gains, net	576,841	3,846,725	621,564	10,982,695
Total revenue	8,299,563	9,422,859	15,684,081	26,665,625

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	5,108,457	5,526,152	10,964,778	11,396,960
Ceded Reinsurance benefits and claims	(599,574)	(1,192,533)	(1,197,353)	(2,028,408)
Annuity	290,892	218,229	558,431	478,919
Dividends to policyholders	149,077	125,646	296,299	266,270
Commissions and amortization of deferred policy acquisition costs	(26,906)	(131,671)	(50,458)	(284,484)
Amortization of cost of insurance acquired	266,088	286,375	532,176	572,750
Operating expenses	1,975,001	2,410,634	4,030,126	5,286,129
Interest expense	144,101	82,523	254,538	154,698
Total benefits and other expenses	7,307,136	7,325,355	15,388,537	15,842,834

Income before income taxes	992,427	2,097,504	295,544	10,822,791
Income tax benefit (expense)	79,343	(503,685)	12,035	(3,729,241)

Net income	1,071,770	1,593,819	307,579	7,093,550

Net income attributable to noncontrolling interests	(196,702)	(153,164)	(342,783)	(426,378)

Net income (loss) attributable to common shareholders'	$875,068	$1,440,655	$(35,204)	$6,667,172

Amounts attributable to common shareholders'
Basic income (loss) per share	$0.23	$0.38	$(0.01)	$1.74

Diluted income (loss) per share	$0.23	$0.38	$(0.01)	$1.74

Basic weighted average shares outstanding	3,792,203	3,814,403	3,794,317	3,825,802

Diluted weighted average shares outstanding	3,792,203	3,814,403	3,794,317	3,825,802

See accompanying notes.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Net Income	$1,071,770	$1,593,819	$307,579	$7,093,550

Other comprehensive income (loss), net of tax:

Unrealized holding losses arising during period	(5,054,177)	2,438,608	(5,077,927)	(648,458)
Less reclassification adjustment for (gains) losses included in net income	(414,509)	(2,494,211)	(473,875)	(5,810,420)
Subtotal: Other comprehensive loss, net of tax	(5,468,686)	(55,603)	(5,551,802)	(6,458,878)

Comprehensive income (loss)	(4,396,916)	1,538,216	(5,244,223)	634,672

Less comprehensive loss attributable to noncontrolling interests	(196,702)	(153,164)	(342,783)	(426,378)

Comprehensive income (loss) attributable to UTG, Inc.	$(4,593,618)	$1,385,052	$(5,587,006)	$208,294

See accompanying notes.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,	June 30,
	2013	2012

Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$(35,204)	$6,667,172
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization (accretion) of investments	(1,462,254)	(874,286)
Realized investment gains, net	(621,564)	(10,982,695)
Unrealized trading gains (losses) included in income	(49,545)	(167,251)
Amortization of deferred policy acquisition costs	28,216	31,024
Amortization of cost of insurance acquired	532,176	572,750
Depreciation	640,571	638,394
Net income (loss) attributable to noncontrolling interest	342,783	426,378
Charges for mortality and administration of universal life and annuity products	(3,458,497)	(3,541,227)
Interest credited to account balances	2,662,628	2,551,509
Change in accrued investment income	138,634	(1,418,809)
Change in reinsurance receivables	1,072,113	1,486,180
Change in policy liabilities and accruals	(2,642,960)	(2,191,530)
Change in income taxes receivable (payable)	(3,463,692)	2,526,735
Change in other assets and liabilities, net	633,298	1,723
Net cash used in operating activities	(5,683,297)	(4,273,933)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	21,247,954	79,045,533
Equity securities available for sale	238,330	559,865
Trading securities	23,753,619	7,148,992
Mortgage loans	9,004,089	2,583,581
Discounted mortgage loans	3,898,888	3,156,105
Real estate	4,063,257	8,808,213
Policy loans	2,029,941	1,982,303
Total proceeds from investments sold and matured	64,236,078	103,284,592
Cost of investments acquired:
Fixed maturities available for sale	(16,132,719)	(120,109,964)
Equity securities available for sale	(8,731,875)	(9,173,511)
Trading securities	(22,140,303)	(6,625,128)
Mortgage loans	(1,435,782)	(15,813,757)
Discounted mortgage loans	(1,436,582)	(6,040,124)
Real estate	(7,829,033)	(6,142,148)
Policy loans	(1,497,536)	(1,499,930)
Short term	(25,000)	0
Total cost of investments acquired	(59,228,830)	(165,404,562)
Sale of property and equipment	0	17,440
Net cash provided by (used in) investing activities	5,007,248	(62,102,530)

Cash flows from financing activities:
Policyholder contract deposits	2,884,121	2,990,832
Policyholder contract withdrawals	(2,940,308)	(3,364,427)
Proceeds from notes payable/line of credit	0	1,281,000
Payments of principal on notes payable/line of credit	(202,919)	(1,221,425)
Purchase of treasury stock	(103,625)	(571,380)
Distributions to minority interests of consolidated subsidiaries	0	(14,000)
Net cash used in financing activities	(362,731)	(899,400)

Net decrease in cash and cash equivalents	(1,038,780)	(67,275,863)
Cash and cash equivalents at beginning of period	23,321,246	82,925,675
Cash and cash equivalents at end of period	$22,282,466	$15,649,812

See accompanying notes.

UTG, Inc.
Notes to Condensed Consolidated Financial Statements

  Note 1 – Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements include the accounts of UTG, Inc. (the "Parent") and its subsidiaries (collectively with the Parent, the "Company").  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of management, are necessary for a fair presentation of the results for the interim periods.  The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company's consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.  The Company's results of operations for the six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other future period.

This document at times will refer to the Registrant's largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC ("FSF"), a Kentucky corporation, and First Southern Bancorp, Inc. ("FSBI"), a financial services holding company.  FSBI operates through its 100 % owned subsidiary bank, First Southern National Bank ("FSNB").  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG's largest shareholder through his ownership control of FSF, FSBI and affiliates.  At June 30, 2013, Mr. Correll owns or controls directly and indirectly approximately 56 % of UTG's outstanding stock.

UTG's life insurance subsidiary, Universal Guaranty Life Insurance Company ("UG"), has several wholly-owned and majority-owned subsidiaries.  The subsidiaries were formed to hold certain real estate investments.  The real estate investments were placed into the limited liability companies and partnerships to provide additional protection to the policyholders and to UG.

Note 2 – New Accounting Standards

Comprehensive Income - In February 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standard which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance is effective for periods beginning after December 15, 2012. The adoption of this new guidance did not have a material impact on the Company's consolidated financial statements.

Intangibles-Goodwill and Other – In July 2012, FASB issued guidance on the testing of indefinite-lived intangible assets for impairment, which is intended to reduce the cost and complexity of the impairment test for indefinite-lived intangible assets by providing an entity with the option to first assess qualitatively whether it is necessary to perform the impairment test that is currently in place. An entity would not be required to quantitatively calculate the fair value of an indefinite-lived intangible asset unless the entity determines that it is more likely than not that its fair value is less than its carrying value. This guidance is effective for interim and annual impairment tests beginning after September 15, 2012, with early adoption permitted. The adoption of this new guidance did not have a material impact on the Company's consolidated financial statements.

Note 3 – Investments

Available for Sale Securities – Fixed Maturity and Equity Securities

The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in available for sale securities are summarized as follows:

June 30, 2013	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$33,659,574	$3,762,559	$(104,398)	$37,317,735
States, municipalities and political subdivisions	140,000	1,674	0	141,674
U.S. special revenue and assessments	2,151,464	120,169	0	2,271,633
Collateralized mortgage obligations	1,580,787	127,752	0	1,708,539
Public utilities	399,906	51,013	0	450,919
All other corporate bonds	130,839,121	4,458,128	(3,003,910)	132,293,339
	168,770,852	8,521,295	(3,108,308)	174,183,839
Equity securities	38,010,235	1,693,133	(812,195)	38,891,173
Total	$206,781,087	$10,214,428	$(3,920,503)	$213,075,012

December 31, 2012	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$33,430,165	$5,457,009	$0	$38,887,174
States, municipalities and political subdivisions	160,000	6,637	0	166,637
U.S. special revenue and assessments	2,150,070	153,545	0	2,303,615
Collateralized mortgage obligations	2,241,384	183,409	(8)	2,424,785
Public utilities	399,900	63,662	0	463,562
All other corporate bonds	135,145,198	9,747,565	(1,811,251)	143,081,512
	173,526,717	15,611,827	(1,811,259)	187,327,285
Equity securities	29,497,001	1,303,328	(295,415)	30,504,914
Total	$203,023,718	$16,915,155	$(2,106,674)	$217,832,199

The amortized cost and estimated market value of debt securities at June 30, 2013, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale June 30, 2013	Amortized Cost	Estimated Fair Value

Due in one year or less	$947,312	$966,456
Due after one year through five years	20,606,308	22,025,918
Due after five years through ten years	112,832,650	116,653,174
Due after ten years	32,628,844	32,651,711
Collateralized mortgage obligations	1,755,738	1,886,580
Total	$168,770,852	$174,183,839

The fair value of investments with sustained gross unrealized losses at June 30, 2013 and December 31, 2012 are as follows:

June 30, 2013	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$4,891,795	(104,398)	$0	0	$4,891,795	(104,398)
All other corporate bonds	44,750,024	(1,026,652)	4,130,719	(1,977,258)	48,880,743	(3,003,910)
Total fixed maturities	$49,641,819	(1,131,050)	$4,130,719	(1,977,258)	$53,772,538	(3,108,308)

Equity securities	$1,243,333	(812,195)	$0	0	$1,243,333	(812,195)

December 31, 2012	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Collateralized mortgage obligations	$4,513	(8)	$0	0	$4,513	(8)
All other corporate bonds	13,776,705	(245,846)	385,823	(1,565,405)	14,162,528	(1,811,251)
Total fixed maturities	$13,781,218	(245,854)	$385,823	(1,565,405)	$14,167,041	(1,811,259)

Equity securities	$594,081	(295,415)	$0	0	$594,081	(295,415)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of June 30, 2013
Fixed maturities	32	4	36
Equity securities	6	0	6
As of December 31, 2012
Fixed maturities	8	3	11
Equity securities	9	0	9

Substantially all of the unrealized losses on fixed maturities available for sale at June 30, 2013 and December 31, 2012 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The unrealized losses on equity investments were primarily attributable to normal market fluctuations.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company's expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company's evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of June 30, 2013 and December 31, 2012.

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

Based on management's review of the investment portfolio, the Company recorded the following losses for other-than-temporary impairments in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	June 30,
	2013	2012

Other than temporary impairments:
Real Estate	$0	$0

	Six Months Ended
	June 30,
	2013	2012

Other than temporary impairments:
Real Estate	$26,926	$0

The other-than-temporary impairments recognized during 2013 were due to Management's assessment of the value of the real estate. The real estate was written down to better reflect current expected market value.

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Condensed Consolidated Statements of Operations.  Trading securities include exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities are securities sold short. A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  The fair value of derivatives included in trading security assets and trading security liabilities as of June 30, 2013 was $230,369 and $(869,762), respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2012 was $6,745,528 and $(6,050,344), respectively.  Earnings from trading securities are classified in cash flows from operating activities. The derivatives held by the Company are for income generation purposes only.

Trading revenue charged to net investment income from trading securities was:

	Three Months Ended
	June 30,
	2013	2012

Net unrealized gains (losses)	$346,889	$(361,447)
Net realized gains (losses)	129,591	(611,749)
Net unrealized and realized gains (losses)	$476,480	$(973,196)

	Six Months Ended
	June 30,
	2013	2012

Net unrealized gains (losses)	$49,545	$167,251
Net realized gains (losses)	215,862	1,698,758
Net unrealized and realized gains (losses)	$265,407	$1,866,009

Mortgage Loans

As of June 30, 2013 and December 31, 2012, the Company's mortgage loan portfolio contained 51 and 71 mortgage loans, including discounted mortgage loans, with a carrying value of $35,146,693 and $44,008,507, respectively.

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

A mortgage loan reserve is established and adjusted based on management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquires the discounted mortgage loans at below contract value, and believes that it will fully recover its carrying value upon disposal, therefore no reserve for delinquent loans is deemed necessary.  Those loans not currently paying are being vigorously worked by management.  The current discounted commercial mortgage loan portfolio has an average price of 37.3 % of face value and management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.

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

Equity securities available for sale consist of common and preferred stocks mainly in private equity investments, financial institutions and insurance companies. Equity securities for which there is sufficient market data are categorized as Level 1 or 2 in the fair value hierarchy.  For the equity securities in which quoted market prices are not available, the transaction price is used as the best estimate of fair value at inception.  When evidence is believed to support a change to the carrying value from the transaction price, adjustments are made to reflect the expected exit values. The Company performs ongoing reviews of the underlying investments. The reviews consist of the evaluations of expected cash flows, material events and market data. These investments are included in Level 3 of the fair value hierarchy.

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

The following table presents the Company's assets and liabilities measured at fair value in the condensed consolidated balance sheet on a recurring basis as of June 30, 2013.

	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$20,405,327	$153,446,375	$332,137	$174,183,839
Equity Securities, available for sale	1,600,776	7,350,216	29,940,181	38,891,173
Trading Securities	5,786,943	0	0	5,786,943
Total	$27,793,046	$160,796,591	$30,272,318	$218,861,955

Liabilities
Trading Securities	$869,761	$0	$0	$869,761

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

	Fixed Maturities, Available for Sale	Equity Securities, Available for Sale	Total
Balance at December 31, 2012	$273,727	$22,963,715	$23,237,442
Total unrealized gain or losses:
Included in other comprehensive income	58,410	(43,054)	15,356
Purchases	0	7,019,520	7,019,520
Balance at June 30, 2013	$332,137	$29,940,181	$30,272,318

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

	June 30, 2013		December 31, 2012
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage loans on real estate	$10,103,247	$10,173,968	$17,671,554	$17,803,159
Discounted mortgage loans	25,043,446	25,043,446	26,336,953	26,336,953
Investment real estate	77,974,348	77,974,348	68,165,013	68,165,013
Policy loans	12,059,168	12,059,168	12,591,572	12,591,572
Cash and cash equivalents	22,282,466	22,282,466	23,321,246	23,321,246
Short term investments	0	0	6,268,320	6,268,320
Liabilities
Notes payable	18,655,035	18,655,035	18,857,954	18,857,954

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

The fair values of mortgage loans on real estate are estimated using discounted cash flow analyses and interest rates being offered for similar loans to borrowers with similar credit ratings.  The inputs used to measure the fair value of our mortgage loans on real estate are classified as Level 3 within the fair value hierarchy.

The Company has been purchasing non-performing discounted mortgage loans at a deep discount through an auction process led by the federal government.  In general, the discounted loans are non-performing and there is a significant amount of uncertainty surrounding the timing and amount of cash flows to be received by the Company.  Accordingly, the Company records its investment in the discounted loans at its original purchase price, which management believes approximates fair value.  The inputs used to measure the fair value of our discounted mortgage loans are classified as Level 3 within the fair value hierarchy.

Investment real estate is recorded at the lower of the net investment in the real estate or the fair value of the real estate less costs to sell.  The determination of fair value assessments are performed on a periodic, non-recurring basis by external appraisal and assessment of property values by management.  The inputs used to measure the fair value of our investment real estate are classified as Level 3 within the fair value hierarchy.

Policy loans are carried at the aggregate unpaid principal balances in the consolidated balance sheets which approximate fair value, and earn interest at rates ranging from 4 % to 8%.  Individual policy liabilities in all cases equal or exceed outstanding policy loan balances.  The inputs used to measure the fair value of our policy loans are classified as Level 3 within the fair value hierarchy.

The carrying amount of cash and cash equivalents in the financial statements approximates fair value given the highly liquid nature of the instruments.  The inputs used to measure the fair value of our cash and cash equivalents are classified as Level 1 within the fair value hierarchy.

The carrying amount of short term investments in the financial statements approximates fair value.  The inputs used to measure the fair value of our short term investments are classified as Level 3 within the fair value hierarchy.

The carrying value is a reasonable estimate of fair value for notes payable subject to floating rates of interest.  The fair value of notes payable with fixed rate borrowings is determined based on the borrowing rates currently available to the Company for loans with similar terms and average maturities.  The inputs used to measure the fair value of our notes payable are classified as Level 2 within the fair value hierarchy.

Note 5 – Credit Arrangements

At June 30, 2013 and December 31, 2012, the Company had the following outstanding debt:

			Outstanding Principal Balance
Instrument	Issue Date	Maturity Date	June 30, 2013	December 31, 2012
Promissory Note:
HPG Acquisitions	2007-02-07	2017-11-07	$0	$202,919
HPG Acquisitions	2012-12-27	2018-03-04	12,000,000	12,000,000

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2012	Borrowings	Repayments	June 30, 2013
Lines of Credit:
UTG	2012-11-20	2013-11-20	$8,000,000	$1,655,035	0	0	$1,655,035
UTG Avalon	2011-12-28	2014-01-03	5,000,000	5,000,000	0	5,000,000	0
UTG Avalon	2013-03-28	2014-03-28	5,000,000	0	5,000,000	0	5,000,000
UG	2010-12-28	2013-12-06	15,000,000	0	0	0	0

The HPG Acquisitions promissory note issued on February 7, 2007 bears interest at a fixed rate of 5%. This promissory note was fully repaid during the second quarter of 2013.

The HPG Acquisitions promissory note issued on December 27, 2012 is secured by real estate owned by HPG. The promissory note bears interest at a fixed rate of 4%. Interest is payable monthly. Principal is payable monthly beginning in the third year of the note.

The UTG line of credit carries interest at a fixed rate of 3.75% and is payable monthly. As collateral, UTG has pledged 100% of the common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company ("UG"). The UTG line of credit was fully repaid on July 5, 2013.

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

The consolidated scheduled principal reductions on the notes payable for the next five years are as follows:

Year	Amount

2013	$1,655,035
2014	5,000,000
2015	345,460
2016	478,193
2017	499,277

Note 6 – Shareholders' Equity

Stock Repurchase Programs

The Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of up to $6 million of UTG's common stock. Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are made based on the last available market price and are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company.  During the six month period ended June 30, 2013, the Company repurchased 7,609 shares through the stock repurchase program for $103,625.  Through June 30, 2013, UTG has spent $4.7 million in the acquisition of 570,299 shares under this program.

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  At June 30, 2013 and June 30, 2012, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

The following table represents the total funding commitments and the unfunded commitment as of June 30, 2013 related to certain investments:

	Total Funding	Unfunded
	Commitment	Commitment
RLF III, LLC	$4,000,000	$398,120
Llano Music, LLC	2,000,000	571,000
Marcellus III, LLP	1,250,000	281,875
Dew Learning, LLC	1,000,000	265,004
Marcellus HBPI, LLP	1,800,000	573,300
PBEX, LLC	5,625,000	2,818,750
Sovereign's Capital, LP	500,000	250,000

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

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	June 30,
	2013	2012

Interest expense	$15,643	$134,399
Federal income tax	1,415,000	1,320,500

	Six Months Ended
	June 30,
	2013	2012

Interest expense	$32,041	$149,613
Federal income tax	3,465,000	1,343,081

During the first quarter of 2013, UG's wholly-owned subsidiary, UTG Avalon, LLC, entered into a noncash transaction whereby the subsidiary obtained a new line of credit in the amount of $5 million and utilized the line of credit to repay the prior line of credit. The terms of the new line of credit are consistent with the terms of the prior line of credit.

During the second quarter of 2013, UG and one of its subsidiaries, Cumberland Woodlands, LLC, entered into noncash transactions whereby short-term investments in the amount of $6.3 million were exchanged for real estate in the amount of $6.3 million.

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

During the six months ended June 30, 2013, there were no additions to or changes in the critical accounting policies disclosed in the 2012 Form 10-K, except for recently adopted accounting standards discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

On a consolidated basis, the Company reported net income attributable to common shareholders' of $875,000 and $1.4 million for the second quarter of 2013 and 2012, respectively.  The Company reported a net loss attributable to common shareholders' of $(35,000) and net income attributable to common shareholders' of $6.7 million for the six month period ended June 30, 2013 and 2012, respectively.  During the first six months of 2012, the Company sold certain US Treasury debt securities, recognizing gains of approximately $8.5 million on the sales. The favorable earnings reported by the Company during the first six months of 2012 were mainly attributable to the gains recognized from the sale of the debt securities. The Company did not experience similar activity during the first six months of 2013, causing a variance in the earnings, when comparing 2012 and 2013 results.

During the second quarter of 2013 and 2012, the Company reported total revenues of $8.3 million and $9.4 million, respectively. Total revenues reported by the Company were $15.7 million during the six month period ended June 30, 2013 compared to $26.7 million during the six month period ended June 30, 2012.  The variance in total revenues, when comparing the three and six month periods ended June 30, 2013 and 2012 are also attributable to the 2012 realized investment gains.

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

Total benefits and other expenses paid during the second quarter of 2013 and 2012 were $7.3 million.  Total benefits and other expenses paid during the six months ended June 30, 2013 and 2012 were $15.4 million and $15.8 million, respectively.

Revenues

The Company's premium and policy fee revenues, net of reinsurance, were approximately $2.4 million for the second quarter of 2013, a decrease of approximately 6% compared to the same quarter in 2012 and approximately $4.9 for the six month period ended June 30, 2013, a decrease of approximately 6% compared to the corresponding period ended in 2012. The Company writes very little new business.  Unless the Company acquires a new insurance company or a block of in-force business, Management expects premium revenue to continue to decline on the existing blocks of business at a rate consistent with prior experience.

The Company reported net investment income of approximately $4.8 million during the second quarter 2013 and approximately $9.1 million for the six month period ended June 30, 2013.  The Company reported net investment income of approximately $2.4 million during the second quarter 2012 and approximately $9.4 million for the six month period ended June 30, 2012. Net investment income for the six month period ended June 30, 2013 is comparable to the same period in 2012. However, net investment income for the second quarter 2013 is approximately 96% higher than for the same period in 2012.

The variance in 2013 and 2012 investment income results, when comparing the second quarter 2012 and 2013, are mainly attributable to activity in the trading securities portfolio, the fixed maturities portfolio and the discounted mortgage loan portfolio.

During the second quarter of 2013, the Company reported income of approximately $480,000 in the trading securities portfolio while during the second quarter 2012 the Company recorded a loss of approximately $(518,000) from the trading securities investment portfolio.  In March 2013, Management determined it had other investment opportunities to deploy a portion of the trading account monies into and reduced the funds to be used for trading activities going forward. Volatility as well as possible losses should be expected in the trading securities portfolio. Management's target return on the trading securities portfolio is 6% to 8%.

Income from fixed maturities increased approximately 12% or $201,000 when comparing the second quarter 2013 to the second quarter 2012 and by 32% or $954,000 when comparing the six month period ended June 30, 2013 and 2012. The increase in income from fixed maturities is attributable to the higher yield earned on the BBB and BB bonds the Company began investing in during 2012. In early 2012, the Company sold a significant portion of its US Treasury bonds, recognizing large gains. The proceeds from the sale of the US Treasury bonds were used to purchase BBB and BB rated bonds, which produce higher investment yields.

Income from the discounted mortgage loan portfolio increased approximately 21% or $454,000 when comparing the second quarter 2013 to the second quarter 2012 and by 27% or $615,000 when comparing the six month period ended June 30, 2013 and 2012. The increase in income from the discounted mortgage loan portfolio is mainly attributable to two discounted mortgage loans that were fully repaid during the second quarter 2013.

The Company reported net realized investment gains of approximately $577,000 and $3.8 million for the second quarter of 2013 and 2012, respectively and approximately $622,000 and $11 million for the six month period ended June 30, 2013 and 2012, respectively. The decrease in net realized gains in 2013, in comparison to 2012, is mainly attributable to the sale of fixed maturity investments during 2012.

During the first half of 2012, the Company took advantage of the unusually high price spreads on U.S. government treasury securities relative to other types of bonds in the marketplace, by selling certain U.S. treasury holdings.  The Company has redeployed a majority of its excess cash balances into BBB and BB rated corporate debt issues.  Included in fixed maturity purchases, the Company purchased approximately $66,509,000 and $22,325,000 of BBB and BB rated corporate debt issues, respectively.  These corporate debt issues have an average interest yield of 5.03%.  Interest spreads on these investments are higher than historic trends and Management believes this is an opportunity to enhance yield and provide more recurring investment income.  Lower rated bonds are viewed by the marketplace to inherently hold more default risk.  The trade-off on this risk is a higher interest yield.  Each investment is analyzed prior to acquisition to determine if Management is comfortable with the increased risk relative to the yield.  Management believes there are opportunities currently available in this area where certain corporate bond issues have been more harshly impacted by the marketplace than may really be justified.  It is this type of bond Management is primarily searching for to invest in.

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

Expenses

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims, increased approximately 5% in the six month period ended June 30, 2013 compared to the same period in 2012 and by 6% for the second quarter 2013 compared to the same quarter in 2012.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

Net amortization of cost of insurance acquired decreased approximately 7% in the six month period ended June 30, 2013 compared to the same period in 2012 and by 7% for the second quarter 2013, compared to the same quarter in 2012.  Cost of insurance acquired is established when an insurance company is acquired or when the Company acquires a block of in-force business.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired.

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

Operating expenses decreased approximately 24% in the six month period ended June 30, 2013 in comparison to the same period in 2012 and by approximately 18% for the second quarter 2013 in comparison to the same quarter in 2012.  The decrease in 2013 expenses, in comparison to 2012, is primarily attributable to a decrease in legal expenses and charitable contributions.

The Company's legal expenses decreased by approximately 95% when comparing the six month period ended June 30, 2013 to the same period in 2012 and decreased by approximately 85% when comparing the second quarter of 2013 to the second quarter of 2012.  During 2012, the Company's legal expenses were higher as a result of legal expenses incurred related to the merger of American Capitol and the ACAP dissenters' lawsuit.

The Company's charitable contributions decreased by approximately 91% when comparing the six month period ended June 30, 2013 to the same period in 2012 and by 75% when comparing the second quarter of 2013 to the second quarter of 2012. Charitable contributions made by the Company are tied to the earnings of the Company.

Management continues to place significant emphasis on expense monitoring and cost containment.  Maintaining administrative efficiencies directly impacts net income.

Interest expense increased by approximately 65% during the six months period ended June 30, 2013 compared to the same period in 2012 and increased by approximately 75% when comparing the second quarter 2013 to the same quarter in 2012. During the fourth quarter of 2012, a majority owned subsidiary of UG, HPG Acquisitions, LLC ("HPG") obtained a $12 million note. HPG borrowed money to return capital to its investors.

Financial Condition

Investment Information

Investments represent approximately 82% of total assets at June 30, 2013 and December 31, 2012, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments that it is permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company's investment portfolio is invested in a diverse set of securities.

As of June 30, 2013, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders' equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments held for sale".  Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.

During the first quarter of 2013, the Company sold a substantial portion of its trading security assets and liabilities. The trading securities asset balance decreased by 59% or $8.2 million when comparing the June 30, 2013 balance to the December 31, 2012 balance.  The trading securities liability balance decreased by 88% or $6.7 million when comparing the June 30, 2013 balance to the December 31, 2012 balance.  The sale of the trading security assets and liabilities were the result of Management's decision to reduce the Company's investment risk and reduce the volatility in the investment earnings of the Company.  The proceeds from the sales of the trading securities will be used to purchase new investments that are deemed to be of less risk and which will provide more stable and predictable earnings for the Company.

Capital Resources

Total shareholders' equity decreased by approximately 7% as of June 30, 2013 compared to December 31, 2012. The decrease in shareholders' equity is mainly attributable to the change in accumulated other comprehensive income.  The change in accumulated other comprehensive income was mainly due to the overall increase in interest rates during the second quarter of 2013, which resulted in unrealized losses on fixed maturity investments available for sale.

At June 30, 2013, the Company had $18.7 million of debt outstanding.  At December 31, 2012, the Company had $18.9 million of debt outstanding.  Approximately $1.6 million of this debt is related to the acquisition of ACAP Corporation, which was fully repaid during the third quarter of 2013.  Approximately $12 million of this debt is related to credit facilities extended to a majority owned subsidiary of UTG, HPG Acquisitions, LLC ("HPG"), during 2012. HPG borrowed money to return capital to its investors.  UTG Avalon, LLC, a wholly owned subsidiary of UG, has an outstanding line of credit in the amount of $5 million.

Liquidity

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and debt service.  Cash and cash equivalents as a percentage of total assets were approximately 5% as of June 30, 2013 and December 31, 2012.  Fixed maturities as a percentage of total assets were approximately 41% and 42% as of June 30, 2013 and December 31, 2012, respectively.

The Company currently has access to funds for operating liquidity.  UTG has an $8 million revolving credit note with Illinois National Bank.  On April 6, 2011, UTG Avalon was extended a credit note from First National Bank of Tennessee for $5 million. The UTG Avalon line of credit was fully repaid during March 2013 and UTG Avalon obtained a new line of credit in the amount of $5 million from a different financing source.  UG is a member of the FHLB which allows UG access to credit.  UG's current line of credit with the FHLB is $15 million.  At June 30, 2013, the Company had approximately $6.6 million of outstanding borrowings attributable to the lines of credit.

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

Net cash used in operating activities was approximately $5.7 million and $4.3 million for the six month period ended June 30, 2013 and 2012, respectively.

Net cash provided by (used in) investing activities was approximately $5 million and $(62.1) million for the six month period ended June 30, 2013 and 2012, respectively.  During the first six months of 2012, more emphasis was placed on the sale of U.S. treasury holdings and re-deploying the cash through the purchase of BBB and BB rated corporate bonds.

Net cash used in financing activities was approximately $363,000 and $899,000 for the six month period ended June 30, 2013 and 2012, respectively.

UTG is a holding company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  At June 30, 2013, substantially all of the consolidated shareholders equity represents net assets of its subsidiary.  The Company's insurance subsidiary has maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.  No dividends were paid to shareholders in 2012 or the first six months of 2013.

UG is an Ohio domiciled insurance company, which requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory net income or b) 10% of statutory capital and surplus.  For the year ended December 31, 2012, UG had statutory net income of $6.9 million.  At December 31, 2012 UG's statutory capital and surplus amounted to $32.2 million.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  During the first six months of 2013, UG paid no ordinary dividends to UTG. During the third quarter 2013, UG paid UTG an ordinary dividend of $1.7 million. During 2012, UG paid UTG ordinary dividends of approximately $3.3 million. UTG used the dividends to pay off its line of credit.

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

UTG, INC.
(Registrant)

Date:	August 9, 2013	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	August 9, 2013	By	/s/ Theodore C. Miller
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