Form 10-Q
period 2013-09-30
UTG INC
filed 2013-11-08
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock as of October 24, 2013, was 3,777,840.

UTG, Inc.
(The "Company")

Part 1.   Financial Information.
Item 1.  Financial Statements.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012	*
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $168,031,070 and $173,526,717)	$173,069,382	$187,327,285
Equity securities, at fair value (cost $37,064,005 and $29,497,001)	38,368,894	30,504,914
Trading securities, at fair value (cost $5,924,422 and $14,714,333)	6,171,863	14,018,460
Mortgage loans on real estate at amortized cost	12,553,581	17,671,554
Discounted mortgage loans on real estate at cost	19,176,036	26,336,953
Investment real estate	82,195,332	68,165,013
Policy loans	12,037,472	12,591,572
Short-term investments	0	6,268,320
Total investments	343,572,560	362,884,071

Cash and cash equivalents	22,252,917	23,321,246
Accrued investment income	2,155,936	2,444,790
Reinsurance receivables:
Future policy benefits	28,773,437	29,318,018
Policy claims and other benefits	4,531,243	4,492,430
Cost of insurance acquired	10,902,501	11,700,765
Deferred policy acquisition costs	383,894	426,218
Property and equipment, net of accumulated depreciation	1,223,076	1,344,851
Income tax receivable	1,843,610	20,035
Other assets	3,535,800	5,381,969
Total assets	$419,174,974	$441,334,393

Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$288,067,396	$293,800,162
Policy claims and benefits payable	3,597,687	3,371,767
Other policyholder funds	398,715	477,948
Dividend and endowment accumulations	14,104,163	14,072,513
Income tax payable	0	2,042,786
Deferred income taxes	10,382,256	12,301,577
Notes payable	17,000,000	18,857,954
Trading securities, at fair value (proceeds $505,272 and $8,094,787)	628,162	7,552,704
Other liabilities	9,140,488	9,202,354
Total liabilities	343,318,867	361,679,765

Shareholders' equity:
Common stock - no par value, stated value $.001 per share. Authorized 7,000,000 shares - 3,780,373 and 3,798,871 shares outstanding	3,780	3,799
Additional paid-in capital	44,099,457	44,337,743
Retained earnings	23,448,264	21,917,318
Accumulated other comprehensive income	4,092,962	9,664,466
Total UTG shareholders' equity	71,644,463	75,923,326
Noncontrolling interests	4,211,644	3,731,302
Total shareholders' equity	75,856,107	79,654,628
Total liabilities and shareholders' equity	$419,174,974	$441,334,393

* Balance sheet audited at December 31, 2012.
See accompanying notes.

Condensed Consolidated Statements of Income
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Revenue:
Premiums and policy fees	$3,129,418	$3,158,614	$9,561,435	$10,155,175
Ceded reinsurance premiums and policy fees	(882,710)	(830,087)	(2,427,747)	(2,602,152)
Net investment income	6,914,455	4,611,440	16,057,973	13,990,695
Other income	507,571	514,850	1,539,590	1,594,029
Revenues before realized gains	9,668,734	7,454,817	24,731,251	23,137,747
Realized investment gains, net:
Other-than-temporary impairments	(1,010,001)	0	(1,036,927)	0
Other realized investment gains, net	677,248	255,555	1,325,738	11,238,250
Total realized investment gains, net	(332,753)	255,555	288,811	11,238,250
Total revenue	9,335,981	7,710,372	25,020,062	34,375,997

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	5,091,459	6,570,185	16,056,237	17,967,145
Ceded Reinsurance benefits and claims	(1,251,518)	(1,864,743)	(2,448,871)	(3,893,151)
Annuity	413,332	298,940	971,763	777,859
Dividends to policyholders	109,547	107,293	405,846	373,563
Commissions and amortization of deferred policy acquisition costs	716	(140,218)	(49,742)	(424,702)
Amortization of cost of insurance acquired	266,088	286,376	798,264	859,126
Operating expenses	2,330,328	1,767,229	6,360,454	7,053,358
Interest expense	173,928	67,568	428,466	222,266
Total benefits and other expenses	7,133,880	7,092,630	22,522,417	22,935,464

Income before income taxes	2,202,101	617,742	2,497,645	11,440,533
Income tax benefit (expense)	(498,392)	(288,007)	(486,357)	(4,017,248)

Net income	1,703,709	329,735	2,011,288	7,423,285

Net income attributable to noncontrolling interests	(137,559)	(200,212)	(480,342)	(626,590)

Net income (loss) attributable to common shareholders'	$1,566,150	$129,523	$1,530,946	$6,796,695

Amounts attributable to common shareholders'
Basic income (loss) per share	$0.41	$0.03	$0.40	$1.78

Diluted income (loss) per share	$0.41	$0.03	$0.40	$1.78

Basic weighted average shares outstanding	3,786,692	3,797,779	3,791,732	3,816,354

Diluted weighted average shares outstanding	3,786,692	3,797,779	3,791,732	3,816,354

See accompanying notes.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Net Income	$1,703,709	$329,735	$2,011,288	$7,423,285

Other comprehensive income (loss), net of tax:

Unrealized holding losses arising during period	98,171	4,740,177	(4,979,756)	4,091,719
Less reclassification adjustment for (gains) losses included in net income	(117,873)	(121,191)	(591,748)	(5,931,611)
Subtotal: Other comprehensive loss, net of tax	(19,702)	4,618,986	(5,571,504)	(1,839,892)

Comprehensive income (loss)	1,684,007	4,948,721	(3,560,216)	5,583,393

Less comprehensive loss attributable to noncontrolling interests	(137,559)	(200,212)	(480,342)	(626,590)

Comprehensive income (loss) attributable to UTG, Inc.	$1,546,448	$4,748,509	$(4,040,558)	$4,956,803

See accompanying notes.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,	September 30,
	2013	2012

Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$1,530,946	$6,796,695
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization (accretion) of investments	(3,197,526)	2,218,898
Realized investment gains, net	(288,811)	(11,238,250)
Unrealized trading (gains) losses included in income	(249,992)	281,685
Amortization of deferred policy acquisition costs	42,324	46,536
Amortization of cost of insurance acquired	798,264	859,126
Depreciation	954,827	959,836
Net income (loss) attributable to noncontrolling interest	480,342	626,590
Charges for mortality and administration of universal life and annuity products	(5,171,353)	(5,281,297)
Interest credited to account balances	3,893,025	3,725,149
Change in accrued investment income	288,854	(974,807)
Change in reinsurance receivables	505,768	1,507,932
Change in policy liabilities and accruals	(4,680,614)	(2,422,859)
Change in income taxes receivable (payable)	(3,866,361)	2,259,832
Change in other assets and liabilities, net	3,005,247	(935,954)
Net cash used in operating activities	(5,955,060)	(1,570,888)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	27,476,702	84,519,249
Equity securities available for sale	528,114	1,287,475
Trading securities	24,017,415	15,344,038
Mortgage loans	15,094,812	4,134,379
Discounted mortgage loans	6,182,319	7,195,550
Real estate	7,301,330	9,499,500
Policy loans	2,758,116	2,782,021
Total proceeds from investments sold and matured	83,358,808	124,762,212
Cost of investments acquired:
Fixed maturities available for sale	(21,602,005)	(122,811,049)
Equity securities available for sale	(8,996,880)	(11,938,273)
Trading securities	(23,105,651)	(12,876,567)
Mortgage loans	(9,986,840)	(17,513,757)
Discounted mortgage loans	(1,455,670)	(6,146,295)
Real estate	(9,404,269)	(9,299,718)
Policy loans	(2,204,016)	(4,194,686)
Short term	(25,000)	0
Total cost of investments acquired	(76,780,331)	(184,780,345)
Sale of property and equipment	0	17,440
Net cash provided by (used in) investing activities	6,578,477	(60,000,693)

Cash flows from financing activities:
Policyholder contract deposits	4,461,097	4,382,637
Policyholder contract withdrawals	(4,056,584)	(4,664,817)
Proceeds from notes payable/line of credit	0	1,411,000
Payments of principal on notes payable/line of credit	(1,857,954)	(2,827,206)
Purchase of treasury stock	(238,305)	(781,124)
Distributions to minority interests of consolidated subsidiaries	0	(160,000)
	0	2,480,706
Net cash used in financing activities	(1,691,746)	(158,804)

Net decrease in cash and cash equivalents	(1,068,329)	(61,730,385)
Cash and cash equivalents at beginning of period	23,321,246	82,925,675
Cash and cash equivalents at end of period	$22,252,917	$21,195,290

See accompanying notes.

UTG, Inc.
Notes to Condensed Consolidated Financial Statements

  Note 1 – Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements include the accounts of UTG, Inc. (the "Parent") and its subsidiaries (collectively with the Parent, the "Company").  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of management, are necessary for a fair presentation of the results for the interim periods.  The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company's consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.  The Company's results of operations for the nine month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other future period.

This document at times will refer to the Registrant's largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC ("FSF"), a Kentucky corporation, and First Southern Bancorp, Inc. ("FSBI"), a financial services holding company.  FSBI operates through its 100 % owned subsidiary bank, First Southern National Bank ("FSNB").  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG's largest shareholder through his ownership control of FSF, FSBI and affiliates.  At September 30, 2013, Mr. Correll owns or controls directly and indirectly approximately 56 % of UTG's outstanding stock.

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

Investments in available for sale securities are summarized as follows:

September 30, 2013	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$32,960,101	$3,608,781	$(81,167)	$36,487,715
States, municipalities and political subdivisions	120,000	224	0	120,224
U.S. special revenue and assessments	2,152,177	107,269	(117,890)	2,141,556
Collateralized mortgage obligations	1,407,647	115,187	(1)	1,522,833
Public utilities	399,909	48,501	0	448,410
All other corporate bonds	130,991,236	4,430,376	(3,072,968)	132,348,644
	168,031,070	8,310,338	(3,272,026)	173,069,382
Equity securities	37,064,005	1,419,938	(115,049)	38,368,894
Total	$205,095,075	$9,730,276	$(3,387,075)	$211,438,276

December 31, 2012	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$33,430,165	$5,457,009	$0	$38,887,174
States, municipalities and political subdivisions	160,000	6,637	0	166,637
U.S. special revenue and assessments	2,150,070	153,545	0	2,303,615
Collateralized mortgage obligations	2,241,384	183,409	(8)	2,424,785
Public utilities	399,900	63,662	0	463,562
All other corporate bonds	135,145,198	9,747,565	(1,811,251)	143,081,512
	173,526,717	15,611,827	(1,811,259)	187,327,285
Equity securities	29,497,001	1,303,328	(295,415)	30,504,914
Total	$203,023,718	$16,915,155	$(2,106,674)	$217,832,199

The amortized cost and estimated market value of debt securities at September 30, 2013, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale September 30, 2013	Amortized Cost	Estimated Fair Value

Due in one year or less	$448,205	$459,757
Due after one year through five years	22,357,791	24,087,416
Due after five years through ten years	107,871,345	111,304,056
Due after ten years	35,780,266	35,526,776
Collateralized mortgage obligations	1,573,463	1,691,377
Total	$168,031,070	$173,069,382

The fair value of investments with sustained gross unrealized losses at September 30, 2013 and December 31, 2012 are as follows:

September 30, 2013	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$4,915,234	(81,167)	$0	0	$4,915,234	(81,167)
U.S. Special Revenue and Assessments	869,430	(117,890)	0	0	869,430	(117,890)
MBS/Collateralized mortgage obligations	1,998	(1)	0	0	1,998	(1)
All other corporate bonds	41,465,134	(1,174,253)	7,186,013	(1,898,715)	48,651,147	(3,072,968)
Total fixed maturities	$47,251,796	(1,373,311)	$7,186,013	(1,898,715)	$54,437,809	(3,272,026)

Equity securities	$1,193,226	(115,049)	$0	0	$1,193,226	(115,049)

December 31, 2012	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Collateralized mortgage obligations	$4,513	(8)	$0	0	$4,513	(8)
All other corporate bonds	13,776,705	(245,846)	385,823	(1,565,405)	14,162,528	(1,811,251)
Total fixed maturities	$13,781,218	(245,854)	$385,823	(1,565,405)	$14,167,041	(1,811,259)

Equity securities	$594,081	(295,415)	$0	0	$594,081	(295,415)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of September 30, 2013
Fixed maturities	29	5	34
Equity securities	1	0	1
As of December 31, 2012
Fixed maturities	8	3	11
Equity securities	9	0	9

Substantially all of the unrealized losses on fixed maturities available for sale at September 30, 2013 and December 31, 2012 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The unrealized losses on equity investments were primarily attributable to normal market fluctuations.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company's expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company's evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of September 30, 2013 and December 31, 2012.

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

Based on management's review of the investment portfolio, the Company recorded the following losses for other-than-temporary impairments in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	September 30,
	2013	2012

Other than temporary impairments:
Common stock	$1,000,000	$0
Mortgage loan	10,001	0
Total	$1,010,001	$0

	Nine Months Ended
	September 30,
	2013	2012

Other than temporary impairments:
Common stock	$1,000,000	$0
Mortgage loan	10,001	0
Real estate	26,926	0
Total	$1,036,927	$0

The other-than-temporary impairments recognized during 2013 were due to Management's assessment of the value of the investments. The investments were written down to better reflect their current expected market value.

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Condensed Consolidated Statements of Operations.  Trading securities include exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities are securities sold short. A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  The fair value of derivatives included in trading security assets and trading security liabilities as of September 30, 2013 was $353,750 and $(624,477), respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2012 was $6,745,528 and $(6,050,344), respectively.  Earnings from trading securities are classified in cash flows from operating activities. The derivatives held by the Company are for income generation purposes only.

Trading revenue charged to net investment income from trading securities was:

	Three Months Ended
	September 30,
	2013	2012

Net unrealized gains (losses)	$200,447	$(361,447)
Net realized gains (losses)	(258,099)	(611,749)
Net unrealized and realized gains (losses)	$(57,652)	$(973,196)

	Nine Months Ended
	September 30,
	2013	2012

Net unrealized gains	$249,992	$167,251
Net realized gains (losses)	(42,237)	1,698,758
Net unrealized and realized gains	$207,755	$1,866,009

Mortgage Loans

As of September 30, 2013 and December 31, 2012, the Company's mortgage loan portfolio contained 44 and 71 mortgage loans, including discounted mortgage loans, with a carrying value of $31,729,617 and $44,008,507, respectively.

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

A mortgage loan reserve is established and adjusted based on management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquires the discounted mortgage loans at below contract value, and believes that it will fully recover its carrying value upon disposal, therefore no reserve for delinquent loans is deemed necessary.  Those loans not currently paying are being vigorously worked by management.  The current discounted commercial mortgage loan portfolio has an average price of 40.8 % of face value and management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.

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

The following table presents the Company's assets and liabilities measured at fair value in the condensed consolidated balance sheet on a recurring basis as of September 30, 2013.

	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$19,623,494	$153,113,751	$332,137	$173,069,382
Equity Securities, available for sale	1,552,773	6,812,933	30,003,188	38,368,894
Trading Securities	6,171,863	0	0	6,171,863
Total	$27,348,130	$159,926,684	$30,335,325	$217,610,139

Liabilities
Trading Securities	$628,162	$0	$0	$628,162

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

	Fixed Maturities, Available for Sale	Equity Securities, Available for Sale	Total
Balance at December 31, 2012	$273,727	$22,963,715	$23,237,442
Total unrealized gains or (losses):
Included in other comprehensive income	58,410	19,953	78,363
Purchases	0	7,019,520	7,019,520
Balance at September 30, 2013	$332,137	$30,003,188	$30,335,325

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

	September 30, 2013		December 31, 2012
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage loans on real estate	$12,553,581	$12,818,672	$17,671,554	$17,803,159
Discounted mortgage loans	19,176,036	19,176,036	26,336,953	26,336,953
Investment real estate	82,195,332	82,195,332	68,165,013	68,165,013
Policy loans	12,037,472	12,037,472	12,591,572	12,591,572
Cash and cash equivalents	22,252,917	22,252,917	23,321,246	23,321,246
Short term investments	0	0	6,268,320	6,268,320
Liabilities
Notes payable	17,000,000	17,000,000	18,857,954	18,857,954

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

Note 5 – Credit Arrangements

At September 30, 2013 and December 31, 2012, the Company had the following outstanding debt:

			Outstanding Principal Balance
Instrument	Issue Date	Maturity Date	September 30, 2013	December 31, 2012
Promissory Note:
HPG Acquisitions	2007-02-07	2017-11-07	$0	$202,919
HPG Acquisitions	2012-12-27	2018-03-04	12,000,000	12,000,000

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2012	Borrowings	Repayments	September 30, 2013
Lines of Credit:
UTG	2012-11-20	2013-11-20	$8,000,000	$1,655,035	0	1,655,035	$0
UTG Avalon	2011-12-28	2014-01-03	5,000,000	5,000,000	0	5,000,000	0
UTG Avalon	2013-03-28	2014-03-28	5,000,000	0	5,000,000	0	5,000,000
UG	2010-12-28	2013-12-06	15,000,000	0	0	0	0

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

The UTG line of credit carries interest at a fixed rate of 3.75% and is payable monthly. As collateral, UTG has pledged 100% of the common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company ("UG"). The UTG line of credit was fully repaid on July 5, 2013. On October 28, 2013, the Company borrowed $3,000,000 on its line of credit. The funds were used to pay the ACAP dissenting shareholders. See Note 7 for further information regarding this matter.

The UTG Avalon line of credit issued on December 28, 2011 carried interest at a rate of 4.0% and was payable in two semi-annual payments. This line of credit was repaid during March 2013 and replaced by the line of credit described below.

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

The consolidated scheduled principal reductions on the notes payable for the next five years are as follows:

Year	Amount

2013	$0
2014	5,000,000
2015	345,460
2016	478,193
2017	499,277

Note 6 – Shareholders' Equity

Stock Repurchase Programs

The Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of up to $6 million of UTG's common stock. Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are made based on the last available market price and are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company.  During the nine month period ended September 30, 2013, the Company repurchased 18,498 shares through the stock repurchase program for $238,305.  Through September 30, 2013, UTG has spent $4.9 million in the acquisition of 581,188 shares under this program.

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  At September 30, 2013 and September 30, 2012, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

On November 9, 2011, ACAP shareholders approved a proposed merger with UTG whereby ACAP shareholders received 233 shares of UTG for each share previously held of ACAP.  On November 14, 2011, the merger was completed.  Certain of the ACAP shareholders dissented to the merger requesting the courts determine the value of the ACAP shares. Following the merger, the Company established a contingent liability of $2,550,822 to cover the anticipated proceeds due to the dissenting shareholders and associated legal and other costs.

During the third quarter 2013, the Company and the dissenters agreed, in principle, to a settlement whereby the dissenting parties will receive a total consideration of $3,000,000.  The settlement agreement was executed October 24, 2013.  During the third quarter 2013, the Company increased the liability related to this matter in response to the settlement agreement.  At September 30, 2013, the Company held a liability of $3,000,000 for this matter.  The balance was settled on October 28, 2013, using the proceeds from the Company's line of credit as further described in Note 5.

The following table represents the total funding commitments and the unfunded commitment as of September 30, 2013 related to certain investments:

	Total Funding	Unfunded
	Commitment	Commitment
RLF III, LLC	$4,000,000	$398,120
Llano Music, LLC	2,000,000	517,000
Marcellus III, LLP	1,250,000	156,875
Dew Learning, LLC	1,000,000	0
Marcellus HBPI, LLP	1,800,000	141,300
PBEX, LLC	5,625,000	2,818,750
Sovereign's Capital, LP	500,000	250,000

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

During 2011, the Company committed to invest in Marcellus III, LLP, which purchases land for leasing opportunities to those looking to harvest natural resources. Marcellus III, LLP does capital calls to its investors as funds are needed for continued land purchases.

During 2012, the Company made a commitment to investment in Dew Learning, LLC ("Dew"), which is involved in the marketing and distribution of an electronic education based classroom model. Dew does capital calls to investors as funds are needed for continued development of the program.

During 2012, the Company committed to invest in Marcellus HBPI, LLP, which purchases land for leasing opportunities to those looking to harvest natural resources. Marcellus HPBI, LLP does capital calls to investors as funds are needed for continued land purchases.

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

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	September 30,
	2013	2012

Interest expense	$2,551	$19,896
Federal income tax	0	65,689

	Nine Months Ended
	September 30,
	2013	2012

Interest expense	$34,592	$169,509
Federal income tax	3,465,000	1,408,770

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

During the nine months ended September 30, 2013, there were no additions to or changes in the critical accounting policies disclosed in the 2012 Form 10-K, except for recently adopted accounting standards discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

On a consolidated basis, the Company reported net income attributable to common shareholders' of $1.5 million and $130,000 for the third quarter of 2013 and 2012, respectively.  The Company reported net income attributable to common shareholders' of $1.5 million and $6.8 million for the nine month period ended September 30, 2013 and 2012, respectively.  The increase in earnings, when comparing the third quarter 2013 and 2012, is mainly attributable to an increase in net investment income and favorable claims experience during the third quarter 2013.  Net income for the nine month period ended September 30, 2013 was approximately $5.3 million less than for the same period in 2012.

During 2012, the Company sold certain US Treasury debt securities, recognizing gains of approximately $8.5 million on the sales. The favorable earnings reported by the Company during the nine month period ended September 30, 2012, were mainly attributable to the gains recognized from the sale of the debt securities. The Company did not experience similar activity during the same period during 2013, causing a variance in the earnings, when comparing 2012 and 2013 results.

During the third quarter of 2013 and 2012, the Company reported total revenues of $9.3 million and $7.7 million, respectively. The Company reported total revenues of $25 million for the nine month period ended September 30, 2013 compared to $34.4 million for the nine month period ended September 30, 2012.  Revenues for the third quarter 2013 were approximately 21% higher than for the same quarter in 2012. The increase in revenues is mainly attributable to an increase in net investment income recognized during the third quarter 2013.  Revenues for the nine month period ended September 30, 2013 are approximately 27% lower compared to the same period in 2012. The variance is mainly attributable to the realized gains recognized by the Company during 2012, as described above.

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

Total benefits and other expenses paid during the third quarter of 2013 and 2012 were $7.1 million.  Total benefits and other expenses paid during the nine months ended September 30, 2013 and 2012 were $22.5 million and $23 million, respectively.

Revenues

The Company's premium and policy fee revenues, net of reinsurance, were approximately $2.2 million for the third quarter of 2013, a decrease of approximately 4% compared to the same quarter in 2012 and approximately $7.1 million for the nine month period ended September 30, 2013, a decrease of approximately 6% compared to the corresponding period ended in 2012. The Company writes very little new business.  Unless the Company acquires a new insurance company or a block of in-force business, Management expects premium revenue to continue to decline on the existing blocks of business at a rate consistent with prior experience.

The Company reported net investment income of approximately $6.9 million during the third quarter 2013 and approximately $16.1 million for the nine month period ended September 30, 2013.  The Company reported net investment income of approximately $4.6 million during the third quarter 2012 and approximately $14 million for the nine month period ended September 30, 2012. Net investment income for the nine month period ended September 30, 2013 is approximately 15% or $2.1 million higher than the corresponding period in 2012.  Third quarter 2013 net investment income is approximately 50% or $2.3 million higher than for the same period in 2012.

The variance in the three and nine month ended September 30, 2013 and 2012 net investment income results are mainly attributable to activity in the fixed maturities portfolio, the discounted mortgage loan portfolio and the investment real estate portfolio.

Investment income from the fixed maturities portfolio increased by approximately 14% and 25% when comparing the three and nine month periods ended September 30, 2013 and 2012, respectively.  The increase in income from fixed maturities is attributable to the higher yield earned on the BBB and BB bonds the Company began investing in during 2012. In early 2012, the Company sold a significant portion of its US Treasury bonds, recognizing large gains. The proceeds from the sale of the US Treasury bonds were used to purchase BBB and BB rated bonds, which produce higher investment yields.

Income from the discounted mortgage loan portfolio increased approximately $1.3 million when comparing the third quarter 2013 to the third quarter 2012 and by $2 million when comparing the nine month period ended September 30, 2013 and 2012. The increase in income from the discounted mortgage loan portfolio is mainly attributable to two discounted mortgage loans that were fully repaid during the second quarter 2013 and an additional loan that was fully repaid during the third quarter 2013.

Income from the investment real estate portfolio increased approximately 36% when comparing the third quarter 2013 to the third quarter 2012 and by 9% when comparing the nine month period ended September 30, 2013 and 2012.  The increase in investment income from investment real estate is attributable to additional income generated from certain real estate investments.

Also, the Company reported a net realized investment loss of $(333,000) and a net realized investment gain of approximately $256,000 for the third quarter of 2013 and 2012, respectively.  During the nine month period ended September 30, 2013 and 2012, the Company reported net realized investment gains of $289,000 and $11.2 million, respectively.

The third quarter 2013 net realized investment loss is attributable to other-than-temporary impairments of approximately $1 million recognized by the Company during the quarter. The other-than-temporary impairment was recognized on an equity security and is based upon Management's assessment of the value of the security. The investment was written down to better reflect the current expected market value of the security.

Net realized investment gains were substantially higher during 2012 due to the Company's sale of certain fixed maturities.  During the first half of 2012, the Company took advantage of the unusually high price spreads on U.S. government treasury securities relative to other types of bonds in the marketplace, by selling certain U.S. treasury holdings.  The Company has redeployed a majority of its excess cash balances into BBB and BB rated corporate debt issues.  Included in fixed maturity purchases, the Company purchased approximately $66,509,000 and $22,325,000 of BBB and BB rated corporate debt issues, respectively.  These corporate debt issues have an average interest yield of 5.03%.  Interest spreads on these investments are higher than historic trends and Management believes this is an opportunity to enhance yield and provide more recurring investment income.  Lower rated bonds are viewed by the marketplace to inherently hold more default risk.  The trade-off on this risk is a higher interest yield.  Each investment is analyzed prior to acquisition to determine if Management is comfortable with the increased risk relative to the yield.  Management believes there are opportunities currently available in this area where certain corporate bond issues have been more harshly impacted by the marketplace than may really be justified.  It is this type of bond Management is primarily searching for to invest in.

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

Expenses

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims, decreased approximately 2% in the nine month period ended September 30, 2013 compared to the same period in 2012 and by 15% for the third quarter 2013 compared to the same quarter in 2012.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

Net amortization of cost of insurance acquired decreased approximately 7% in the nine month period ended September 30, 2013 compared to the same period in 2012 and by 7% for the third quarter 2013, compared to the same quarter in 2012.  Cost of insurance acquired is established when an insurance company is acquired or when the Company acquires a block of in-force business.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The Company utilizes a 12% discount rate on the remaining unamortized business.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.  This expense is expected to decrease, unless the Company acquires a new block of business.

Operating expenses decreased approximately 10% in the nine month period ended September 30, 2013 in comparison to the same period in 2012.  Operating expenses increased approximately 32% or $560,000 for the third quarter 2013 in comparison to the same quarter in 2012.

The overall decrease in operating expenses year to date is attributable to a decrease in legal expenses and charitable contributions.

The increase in the third quarter 2013 operating expenses is mainly attributable to the additional costs incurred to settle the ACAP dissenters' lawsuit.

On November 9, 2011, ACAP shareholders approved a proposed merger with UTG whereby ACAP shareholders received 233 shares of UTG for each share previously held of ACAP.  On November 14, 2011, the merger was completed.  Certain of the ACAP shareholders dissented to the merger requesting the courts determine the value of the ACAP shares.  Following the merger, the Company established a contingent liability of $2,550,822 to cover the anticipated proceeds due to the dissenting shareholders and associated legal and other costs.

During the third quarter 2013, the Company and the dissenters agreed, in principle, to a settlement whereby the dissenting parties will receive a total consideration of $3,000,000.  The settlement agreement was executed October 24, 2013.  During the third quarter 2013, the Company increased the liability related to this matter in response to the settlement agreement.  At September 30, 2013, the Company holds a liability of $3,000,000 for this matter.

Financial Condition

Investment Information

Investments represent approximately 82% of total assets at September 30, 2013 and December 31, 2012, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments that it is permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company's investment portfolio is invested in a diverse set of securities.

As of September 30, 2013, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders' equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments held for sale".  Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.

During the first quarter of 2013, the Company sold a substantial portion of its trading security assets and liabilities. The trading securities asset balance decreased by 56% or $7.8 million when comparing the September 30, 2013 balance to the December 31, 2012 balance.  The trading securities liability balance decreased by 92% or $6.9 million when comparing the September 30, 2013 balance to the December 31, 2012 balance.  The sale of the trading security assets and liabilities were the result of Management's decision to reduce the Company's investment risk and reduce the volatility in the investment earnings of the Company.  The proceeds from the sales of the trading securities will be used to purchase new investments that are deemed to be of less risk and which will provide more stable and predictable earnings for the Company.

The Company's September 30, 2013 mortgage loan and discounted mortgage loan asset balances decreased by approximately 29% and 27%, respectively, compared to the December 31, 2012 balances.  The decrease in the mortgage loan balance is due to certain mortgage loans being fully repaid during 2013. The decrease in the discounted mortgage loan balance is attributable to certain loans being fully repaid and the Company's action to foreclose on a mortgage loan during the third quarter 2013. The Company foreclosed on a discounted mortgage loan and reclassified this asset as investment real estate.

The investment real estate balance increased approximately 21% when comparing the September 30, 2013 balance to the December 31, 2012 balance.  The increase in the real estate balance is a result of the foreclosure of a discounted mortgage loan and the reclassification of the foreclosed property into real estate.  Also, during the second quarter of 2013, UG and one of its subsidiaries, Cumberland Woodlands, LLC, entered into noncash transactions whereby short-term investments in the amount of $6.3 million were exchanged for real estate in the amount of $6.3 million.

Capital Resources

Total shareholders' equity decreased by approximately 6% as of September 30, 2013 compared to December 31, 2012. The decrease in shareholders' equity is mainly attributable to the change in accumulated other comprehensive income.  The change in accumulated other comprehensive income was mainly due to the overall increase in interest rates during the second and third quarters of 2013, which resulted in unrealized losses on fixed maturity investments available for sale.

At September 30, 2013, the Company had $17 million of debt outstanding.  At December 31, 2012, the Company had $18.9 million of debt outstanding.  Approximately $12 million of this debt is related to credit facilities extended to a majority owned subsidiary of UTG, HPG Acquisitions, LLC ("HPG"), during 2012. HPG borrowed money to return capital to its investors.  UTG Avalon, LLC, a wholly owned subsidiary of UG, has an outstanding line of credit in the amount of $5 million.  On October 28, 2013, the Company borrowed $3,000,000 on its line of credit. The funds were used to pay the ACAP dissenting shareholders.

Liquidity

The Company has three principal needs for cash - the insurance company's contractual obligations to policyholders, the payment of operating expenses and debt service.  Cash and cash equivalents as a percentage of total assets were approximately 5% as of September 30, 2013 and December 31, 2012.  Fixed maturities as a percentage of total assets were approximately 41% and 42% as of September 30, 2013 and December 31, 2012, respectively.

The Company currently has access to funds for operating liquidity.  UTG has an $8 million revolving credit note with Illinois National Bank.  On April 6, 2011, UTG Avalon was extended a credit note from First National Bank of Tennessee for $5 million. The UTG Avalon line of credit was fully repaid during March 2013 and UTG Avalon obtained a new line of credit in the amount of $5 million from a different financing source.  UG is a member of the FHLB which allows UG access to credit.  UG's current line of credit with the FHLB is $15 million.  At September 30, 2013, the Company had $5 million of outstanding borrowings attributable to the lines of credit.  On October 28, 2013, the Company borrowed an additional $3 million from its line of credit to pay the ACAP dissenting shareholders.

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

Net cash used in operating activities was approximately $6 million and $1.6 million for the nine month period ended September 30, 2013 and 2012, respectively.

Net cash provided by (used in) investing activities was approximately $6.6 million and $(60) million for the nine month period ended September 30, 2013 and 2012, respectively.  During 2012, more emphasis was placed on the sale of U.S. treasury holdings and re-deploying the cash through the purchase of BBB and BB rated corporate bonds.

Net cash used in financing activities was approximately $1.7 million and $159,000 for the nine month period ended September 30, 2013 and 2012, respectively.

UTG is a holding company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  At September 30, 2013, substantially all of the consolidated shareholders equity represents net assets of its subsidiary.  The Company's insurance subsidiary has maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.  No dividends were paid to shareholders in 2012 or the nine month period ended September 30, 2013.

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

UTG, INC.
(Registrant)

Date:	November 8, 2013	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	November 8, 2013	By	/s/ Theodore C. Miller
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