Form 10-K
period 2013-12-31
UTG INC
filed 2014-03-25
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).   Yes [  ]    No [X]

As of June 30, 2013, shares of the Registrant's common stock held by non-affiliates (based upon the price of the last sale of $12.98 per share), had an aggregate market value of approximately $18,493,320.

At February 3, 2014 the Registrant had 3,773,037 outstanding shares of Common Stock, stated value $.001 per share.

Documents incorporated by reference:  None

UTG, Inc.
Form 10-K
Year Ended December 31, 2013

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

PART I

Item 1.  Business

Business Overview

UTG, Inc. (the "Registrant", "Company" or "UTG") is an insurance holding company incorporated in the state of Delaware in 2005. Its primary direct subsidiary is Universal Guaranty Life Insurance Company ("UG"). The Registrant and its primary subsidiary have only one significant segment, insurance.  The Company's dominant business is individual life insurance, which includes the servicing of existing insurance business in-force, the acquisition of other companies in the insurance business, and the administration processing of life insurance business for other entities.

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

This document at times will refer to the Registrant's largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC, a Kentucky corporation, ("FSF") and First Southern Bancorp, Inc. ("FSBI"), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank ("FSNB").  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG's largest shareholder through his ownership control of FSF, FSBI and affiliates.  At December 31, 2013, Mr. Correll owns or controls directly and indirectly approximately 56.23% of UTG's outstanding stock.

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

Reserves

The applicable insurance laws under which the insurance subsidiary operates require that the insurance company report policy reserves as liabilities to meet future obligations on the policies in-force.  These reserves are the amounts which, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated in accordance with applicable laws to be sufficient to meet the various policy and contract obligations as they mature.  These laws specify that the reserves shall not be less than reserves calculated using certain mortality tables and interest rates.

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

The following table summarizes the Company's fixed maturities distribution at December 31, 2013 and 2012 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

Fixed Maturities

	% of Portfolio

Rating	2013	2012
Investment Grade
AAA	0%	1%
AA	24%	25%
A	14%	17%
BBB	54%	47%
Below Investment Grade	8%	10%
	100%	100%

The following table shows the composition, average maturity and yield of the Company's investment portfolio at December 31, 2013.

	Average
	Carrying	Average	Average
Investments	Value	Maturity	Yield

Fixed maturities held for sale	$180,868,555	7.3 years	4.46%
Equity securities	35,509,946	Not applicable	5.98%
Trading securities	10,316,286	Not applicable	0.06%
Mortgage loans	16,063,044	2 years	5.53%
Discounted mortgage loans	19,583,844	11 years	39.18%
Investment real estate	75,875,186	Not applicable	3.52%
Policy loans	12,226,266	Not applicable	6.40%
Total Investments	$350,443,127		5.42%

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

During 2013 and 2012, the Company acquired approximately $16.8 million and $22.2 million in mortgage loans, respectively, including both regular participation mortgage loans as well as discounted mortgage loans.  FSNB services the mortgage loan portfolio of the Company.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

Most mortgage loans are first position loans.  Loans issued are generally limited to no more than 80% of the appraised value of the property.

The Company has in place a monitoring system to provide Management with information regarding potential troubled loans.  Letters are sent to each mortgagee when the loan becomes 30 days or more delinquent.  Management is provided with a monthly listing of loans that are 60 days or more past due along with a brief description of what steps are being taken to resolve the delinquency.  All loans 90 days or more past due are placed on a non-performing status and classified as delinquent loans.  Quarterly, coinciding with external financial reporting, the Company reviews each delinquent loan and determines how each delinquent loan should be classified.  Management believes the current internal controls surrounding the mortgage loan selection process provide a quality portfolio with minimal risk of negative financial impact.

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

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquired the discounted mortgage loans at below contract value, and believes that it will fully recover its carrying value upon disposal, therefore no reserve for delinquent loans is deemed necessary.  The loan portfolio since purchase is performing very well with a majority of the loans currently paying.  Those not currently paying are being vigorously worked by Management.  The current discounted commercial mortgage loan portfolio has an average price of 33.6% of face value and Management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.  The mortgage loan reserve was $0 at December 31, 2013 and 2012.

The following table shows a distribution of the Company's mortgage loans and discounted mortgage loans by type:

Mortgage Loans	Amount	% of Total

Commercial – all other	$26,509,576	97%
Residential – all other	775,693	3%
Total	$27,285,269	100%

The following table shows a geographic distribution of the Company's mortgage loan portfolio including discounted mortgage loans and investment real estate:

	Mortgage Loans	Real Estate

Alabama	3%	0%
Arizona	9%	4%
California	1%	1%
Colorado	0%	2%
Florida	12%	19%
Georgia	8%	11%
Kentucky	9%	22%
Maryland	0%	1%
Minnesota	21%	0%
Mississippi	8%	0%
Nevada	26%	0%
North Carolina	2%	0%
Ohio	1%	0%
South Carolina	0%	2%
Tennessee	0%	5%
Texas	0%	28%
West Virginia	0%	5%
Total	100%	100%

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

Personnel

At December 31, 2013, UTG and its subsidiaries had 72 full-time employees.  UTG's operations are headquartered in Springfield, Illinois
Item 1A. Risk Factors

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Registrant is a public company whose common stock is traded in the over-the-counter market.  Over-the-counter quotations can be obtained using the UTGN stock symbol.

The following table shows the high and low closing prices for each quarterly period during the past two years, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  The quotations below were acquired from the NASDAQ web site, which also provides quotes for over-the-counter traded securities such as UTG.

	2013		2012

Period	High	Low	High	Low

First quarter	15.50	12.75	12.75	12.00
Second quarter	15.50	12.62	12.94	12.45
Third quarter	12.98	12.00	14.00	12.50
Fourth quarter	12.75	10.55	13.50	13.05

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

As of February 3, 2014 there were 6,827 record holders of UTG common stock.

Purchases of Equity Securities

The following table provides information with respect to purchases we made of our common stock during the three months ended December 31, 2013 and total repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
Oct. 1 through Oct. 31, 2013	2,785	$11.94	2,785	N/A	$1,116,754
Nov. 1 through Nov. 30, 2013	2,614	$10.76	2,614	N/A	$1,088,616
Dec. 1 through Dec. 31, 2013	1,939	$10.98	1,939	N/A	$1,067,325
Total	7,338		7,338

The Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. The Board of Directors approved resolutions for a total repurchase of $6 million.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are made based on the last available market price and are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company.   Through December 31, 2013, UTG has spent $4.9 million in the acquisition of 588,526 shares under this program.

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
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's discussion and analysis of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively with the Parent, the "Company") for the years ended December 31, 2013 and 2012. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

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

Overview

UTG, Inc., a Delaware corporation, is a life insurance holding company.  The Company's dominant business is individual life insurance, which includes the servicing of existing insurance policies in-force, the acquisition of other companies in the life insurance business, the acquisition of blocks of business and the administration and processing of life insurance business for other entities.

UTG has a strong philanthropic program.  The Company generally allocates a portion of its GAAP net income to be used for its philanthropic efforts primarily targeted to Christ-centered organizations or organizations that help the weak or poor.  The Company also encourages its staff to be involved on a personal level through monetary giving, volunteerism and use of their talents to assist those less fortunate than themselves.  Through these efforts, the Company hopes to make a positive difference in the local community, state, nation and world.
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

Discounted mortgage loans consist of loans that were purchased at a deep discount through an auction process led by the Federal Government.  In general, the discounted mortgage loans are non-performing and there is a significant amount of uncertainty surrounding the timing and amount of cash flows to be received by the Company.  Accordingly, the Company records its investment in the discounted mortgage loans at its original purchase price adjusted for any principal receipts received.

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

Results of Operations

On a consolidated basis, the Company had net income attributable to common shareholders of $3.3 million and $9.3 million in 2013 and 2012, respectively.  In 2013, income before income taxes was $4.7 million compared to $15.4 million in 2012.  Total revenue was $34.4 million in 2013 and $44.8 million in 2012.

One-time events, primarily reflected in realized gains, comprise a substantial portion of the net income and revenue reported by the Company during 2013 and 2012.  The magnitude of realized investment gains and losses in a given year is a function of the timing of trades of investments relative to the markets themselves as well as the recognition of any impairments on investments.  Future earnings will be significantly negatively impacted should earnings from these one-time items not be realizable in a future period.  While Management believes there remain additional investments with such one-time earnings, when or if realized remains uncertain.

Total benefits and other expenses paid in 2013 were $29.7 million compared to $29.4 million in 2012.

Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased approximately 7% when comparing 2013 to 2012.  The Company writes very little new business. Unless the Company acquires a new company or a block of in-force business, Management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience. The Company's average persistency rate for all policies in-force for 2013 and 2012 was approximately 96.5% and 96.2%, respectively.  Persistency is a measure of insurance in-force retained in relation to the previous year.

The following table reflects net investment income of the Company for the years ended December 31:

	2013	2012

Fixed maturities available for sale	$8,060,930	$7,490,812
Equity securities	2,955,918	1,745,375
Trading securities	(944)	2,565,518
Mortgage loans	888,960	1,022,895
Discounted mortgage loans	7,672,483	4,186,155
Real estate	9,967,590	8,384,417
Policy loans	782,358	809,885
Cash and cash equivalents	1,060	7,647
Total consolidated investment income	30,328,355	26,212,704
Investment expenses	(8,064,520)	(7,693,447)
Consolidated net investment income	$22,263,835	$18,519,257

Net investment income increased approximately 20% in 2013 compared to 2012. The increase in the current year net investment income, in comparison to the prior year results, is attributable to favorable results in the equity securities and discounted mortgage loan investment portfolios.

Income from the equity securities investment portfolio increased approximately 69% or $1.2 million when comparing 2013 and 2012 results.  During the second half of 2012, the Company purchased certain higher yielding equity securities and as a result, recognized income from these securities for a period of six months or less.  During 2013, the Company recognized a full year of earnings from the higher yielding securities, which helped boost the earnings from equity securities.  Also, during 2012, one of the Companies equity securities returned all of its capital to the Company. All future distributions from this security are recorded as income.  The Company recognized income of approximately $1 million and $330,000 from this security during 2013 and 2012, respectively.

During the current year, the Company reported a small loss in the trading securities investment portfolio and income of $2.6 million in the prior year.  The fluctuation in earnings from the trading securities portfolio is attributable to market value fluctuations of these investments and the Company significantly reducing its investment in trading security assets and liabilities.  The trading securities asset balance decreased approximately 53% and the trading securities liability balance decreased approximately 95% when comparing 2013 and 2012.

Income from the discounted mortgage loan portfolio increased approximately 83% or $3.5 million when comparing 2013 and 2012 results. Income from discounted mortgage loans represented 34% of the consolidated net investment income reported by the Company during 2013. Income from the discounted mortgage loan portfolio is mainly the result of one-time events.

Discounted mortgage loans have become more difficult to purchase as the result of an increase in market competition. Management expects the discounted mortgage loan portfolio to continue to shrink as a result of the market competition and mortgage loan payoffs.  While Management believes the discounted loans will continue to have favorable earnings and outcomes as they are worked through, there can be no assurance this will remain true in future periods.  Changes in the current economy could have a negative impact on the loans, including the financial stability of the borrowers, the borrowers' ability to pay or refinance, the value of the property held as collateral and the ability to find purchasers at favorable prices.

The following table reflects net realized investment gains (losses) for the years ended December 31:

	2013	2012

Fixed maturities available for sale	$1,597,692	$9,406,270
Equity securities	67,139	566,894
Real estate	437,332	4,519,553
Mortgage loans	(11,135)	0
Fixed maturities available for sale – OTTI	0	(12,680)
Equity securities – OTTI	(1,000,000)	(174,725)
Real estate – OTTI	(201,775)	0
Consolidated net realized investment gains	$889,253	$14,305,312

The Company's net realized investment gains decreased 94% when comparing 2013 to 2012.

Gains from the fixed maturities investment portfolio decreased 83% when comparing 2013 and 2012 results.  During 2012, the Company sold a portion of its U.S. Treasury holdings to take advantage of the unusually high price spreads.  Similar market opportunities were not available to the Company during the current year.

Gains from the sale of real estate decreased 90% when comparing 2013 and 2012 results.  Gains from the sale of real estate are the result of one-time events and are expected to vary from year to year.  During 2012, the Company recognized gains from the sale of three real estate investments.  The Company sold several real estate investments during 2013. However, the gains from the sales were significantly less than the gains recognized from the 2012 real estate sales.

During 2013 and 2012, realized gains were offset by other-than-temporary impairments of $1.2 million and $187,000, respectively.  The other-than-temporary impairments were taken as a result of Management's assessment and consideration of the length of time the securities have remained in an unrealized loss position and as a result of appraisal valuations.  The investments were written down to better reflect their current expected market value.

Other Income

In recent periods, Management's focus has been directed towards promoting and growing TPA services to unaffiliated life insurance companies.  The Company receives monthly fees based on policy in-force counts and certain other activity indicators, such as number of premium collections performed, or services performed.  For the years ended 2013 and 2012, the Company received $2 million and $2.1 million for this work, respectively.  Revenues from TPA fees are included in the line item "other income" on the Company's Consolidated Statements of Operations.  The Company intends to continue to pursue other TPA arrangements as well. The Company provides TPA services to insurance companies seeking business process outsourcing solutions.  Management believes the Company is positioned to generate additional revenues by utilizing the Company's current excess capacity and administrative services.

In the fourth quarter of 2013, Management made the determination to not renew its largest third party administration ("TPA") contract when the contract is due for renewal in the fourth quarter of 2014.  The TPA client has been notified of this decision to allow the client ample planning and transition time.  This contract represents approximately 66% of the Company's total TPA revenues.

Management made this determination due to the thin profit margin associated with this contract coupled with its labor intensity.  The non-renewal of this contract is not expected to have a material financial impact to net income as Management anticipates operating expense reductions close to the lost revenues.  The Company has no current plans to terminate any other TPA arrangements and intends to continue to pursue new clients.

In summary, the Company's basis for future revenue growth is expected to come from the following primary sources: expansion of TPA revenues, conservation of business currently in-force, the maximization of investment earnings and the acquisition of other companies or policy blocks in the life insurance business.  Management has placed a significant emphasis on the development of these revenue sources to enhance these opportunities.

Expenses

Benefits, claims and settlement expenses, net of reinsurance benefits, increased approximately 3% in 2013 compared to 2012.  The increase primarily relates to changes in the Company's death claim experience.  Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

In early 2013, the Company began a proactive analysis of its in-force business to try to reconnect with lost customers and verify its customers are not deceased.  In some instances, the Company found that the customer was indeed deceased, but no notification or claim was presented to the Company.  During 2013, the Company paid approximately $2.9 million in death claim benefits as a result of this action.  This process remains ongoing with a target completion date of May of 2014.

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

Net amortization of cost of insurance acquired decreased approximately 7% in 2013 compared to 2012.  Cost of insurance acquired is established when an insurance company is acquired or when the Company acquires a block of in-force business.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The Company utilizes a 12% discount rate on the remaining unamortized business.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.  This expense is expected to decrease, unless the Company acquires a new block of business.

Operating expenses decreased approximately 9% in 2013 compared to 2012.  The decrease in 2013 expenses, in comparison to 2012, is primarily attributable to a decrease in charitable contributions during 2013.  The Company's charitable contributions decreased approximately 70% or $679,000 when comparing 2013 to 2012.

As mentioned above in the Overview section of the Management Discussion and Analysis, UTG has a strong philanthropic program.  The Company generally allocates a portion of its GAAP net income to be used for its philanthropic efforts primarily targeted to Christ-centered organizations or organizations that help the weak or poor.  Charitable contributions made by the Company are expected to vary from year to year depending on the earnings of the Company.

Following an extensive analysis of current administrative systems available in the market place, early in 2014 the Company determined it would change its administrative system.  Management anticipates it will be year-end 2015 before fully converted to the new system and anticipates additional one time operating costs during 2014 of approximately $500,000 related to training, system modifications or enhancements and other costs related to the transition.  Management believes this system change will well position the Company for the future by providing a more modern and flexible operating system while reducing ongoing operating costs.

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

The following table reflects, by investment category, the investments held by the Company as of December 31:

	2013	As a % of Total Investments	As a % of Total Assets

Fixed maturities	$174,409,824	51%	42%
Equity securities	40,514,978	12%	10%
Trading securities	6,614,111	2%	2%
Mortgage loans	14,454,534	4%	3%
Discounted mortgage loans	12,830,735	4%	3%
Real estate	83,585,359	24%	20%
Policy loans	11,860,960	3%	3%
Total investments	$344,270,501	100%	83%

	2012	As a % of Total Investments	As a % of Total Assets

Fixed maturities	$187,327,285	52%	42%
Equity securities	30,504,914	8%	7%
Trading securities	14,018,460	4%	3%
Mortgage loans	17,671,554	5%	4%
Discounted mortgage loans	26,336,953	7%	6%
Real estate	68,165,013	19%	15%
Policy loans	12,591,572	3%	3%
Short term investments	6,268,320	2%	1%
Total investments	$362,884,071	100%	81%

The Company's investments are generally managed to match related insurance and policyholder liabilities.  The comparison of investment return with insurance or investment product crediting rates establishes an interest spread.  Interest crediting rates on adjustable rate policies have been reduced to their guaranteed minimum rates, and as such, cannot be lowered any further.  Policy interest crediting rate changes and expense load changes become effective on an individual policy basis on the next policy anniversary.  Therefore, it takes a full year from the time the change was determined for the full impact of such change to be realized.  If interest rates decline in the future, the Company will not be able to lower rates and both net investment income and net income will be impacted negatively

Management continues to view the Company's investment portfolio with utmost priority. Significant time has been spent internally researching the Company's risk and communicating with outside investment advisors about the current investment environment and ways to ensure preservation of capital and mitigate losses.  Management has put extensive efforts into evaluating the investment holdings.  Additionally, members of the Company's Board of Directors and investment committee have been solicited for advice and provided with information.  Management reviews the Company's entire portfolio on a security level basis to be sure all understand our holdings, potential risks and underlying credit supporting the investments.  Management intends to continue its close monitoring of its bond holdings and other investments for additional deterioration or market condition changes.  Future events may result in Management's determination that certain current investment holdings may need to be sold which could result in gains or losses in future periods.  Such future events could also result in other than temporary declines in value that could result in future period impairment losses.

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

Liquidity

Liquidity provides the Company with the ability to meet on demand the cash commitments required by its business operations and financial obligations.  The Company's liquidity is primarily derived from a portfolio of marketable securities and line of credit facilities.  The primary cash needs of the Company are for the payment of claims and operating expenses, maintaining adequate statutory capital and surplus levels and meeting debt service requirements.

Parent Company Liquidity

UTG is a holding company that has no day-to-day operations of its own.  Cash flows from UTG's insurance subsidiary, UG, are used to pay costs associated with maintaining the Company in good standing with states in which it does business and the servicing of its debt.  UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  As of December 31, 2013 and 2012, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries.  In 2013, the Parent received $2.7 million in dividends from its insurance subsidiary and $3.3 million in 2012.  The dividends were mainly used to pay debt obligations of the Parent company.  Certain restrictions exist on the payment of dividends from the insurance subsidiary to the Parent company.  For further information regarding the restrictions on the payment of dividends by the insurance subsidiary, see Note 9 – Shareholders' Equity in the Notes to the Consolidated Financial Statements.  Although these restrictions exist, dividend availability from the insurance subsidiary has historically been sufficient to meet the cash flow needs of the Parent company.

Insurance Subsidiary Liquidity

Sources of cash flows for the insurance subsidiary primarily consist of premium and investment income.  Cash outflows from operations include policy benefit payments, commissions, administrative expenses, taxes and dividends to the Parent company.

Short-Term Borrowings

An additional source of liquidity to the Parent company and its subsidiaries is the line of credit facilities extended to them that allow borrowings of up to $28 million. As of December 31, 2013, the Company and its subsidiaries had available $20.9 million in line of credit facilities. As of December 31, 2012, the Company and its subsidiaries had available $21.3 million in line of credit facilities.  For additional information regarding the line of credit facilities, see Note 7 – Credit Arrangements in the Notes to the Consolidated Financial Statements.

The Company expects to have readily available funds for 2013 and the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiary through internally generated cash flow and the credit facilities.  In the unlikely event that more liquidity is needed, the Company could generate additional funds through such sources as a short-term credit facility and intercompany borrowing.

Consolidated Liquidity

Cash used in operating activities was $10.9 million and $10.6 million in 2013 and 2012, respectively.  Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline.  Management anticipates future cash flows from operations to remain similar to historic trends.

During 2013, the Company's investing activities provided net cash of $6.2 million.  During 2012, the Company's investing activities used net cash of $56 million.  Proceeds from investments sold decreased approximately 28% or $42.2 million when comparing 2013 to 2012. Investment purchases decrease approximately 51% or $104.4 million. The net cash provided by and used in investing activities is expected to vary from year to year depending on market conditions and management's ability to find and negotiate favorable investment contracts.

Net cash provided by financing activities was $1.3 million and $7 million in 2013 and 2012, respectively. Proceeds from notes payable decreased by approximately $13.3 million in 2013 compared to 2012. During 2012, a majority owned subsidiary of UG, HPG Acquisitions, LLC ("HPG") obtained a $12 million note, which represents a substantial portion of the proceeds from notes payable reported by the Company.  Net cash provided by financing activities was further enhanced in 2012 by $2.5 million in cash received from the reinsurance recapture.  See Note 12 – Other Cash Flow Disclosures in the Notes to the Consolidated Financial Statements for further information regarding the reinsurance recapture.

The Company had cash and cash equivalents of $19.8 million and $23.3 million as of December 31, 2013 and 2012, respectively.  The Company has a portfolio of marketable fixed and equity securities that are available for sale, if an unexpected event were to occur.  These securities had a fair value of approximately $215 million and $218 million at December 31, 2013 and 2012, respectively. However, the strong cash flows from investing activities, investment maturities and the availability of the line of credit facilities make it unlikely that the Company would need to sell securities for liquidity purposes.  See Note 2 – Investments in the Notes to the Consolidated Financial Statements for detailed disclosures regarding the Company's investment portfolio.

Management believes the overall sources of liquidity available will be sufficient to satisfy its financial obligations.

Capital Resources

The Company's capital structure consists of short-term debt, long-term debt and shareholders' equity. A complete analysis and description of the short-term and long-term debt issues outstanding as of December 31, 2013 and 2012 are presented in Note 7 – Credit Arrangements in the Notes to the Consolidated Financial Statements.

The Company had outstanding debt of $19.1 million as of December 31, 2013.  Approximately $2.1 million of this debt is related to the ACAP dissenters settlement that occurred during the fourth quarter of 2013.  Approximately $12 million of this debt is related to a note extended to a majority owned subsidiary of UTG, HPG Acquisitions, LLC ("HPG"), during 2012.  HPG borrowed money to return capital to its investors.  UTG Avalon, LLC, a wholly owned subsidiary of UG, has an outstanding line of credit in the amount of $5 million. See Note 7 – Credit Arrangements in the Notes to the Consolidated Financial Statements for detailed disclosures regarding the Company's notes payable.

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

At December 31, 2013, UG has a ratio of approximately 3.87, which is 387% of the authorized control level.  Accordingly, the Company meets the RBC requirements.

The Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. The Board of Directors approved resolutions for a total repurchase of $6 million.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are made based on the last available market price and are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company.   Through December 31, 2013, UTG has spent $4.9 million in the acquisition of 588,526 shares under this program.

Shareholders' equity was $77.9 million and $79.7 million as of December 31, 2013 and 2012, respectively. Total shareholders' equity decreased approximately 2% in 2013 compared to 2012.  The decrease is primarily attributable to the change in accumulated other comprehensive income. The unrealized change in fixed maturity investments available for sale was mainly responsible for the accumulated other comprehensive income decrease.  The general rise in interest rates during 2013 was the main driver for lower market prices on the fixed maturity investments.

The Company's investments are predominantly in fixed maturity investments such as bonds, which provide sufficient return to cover future obligations. The Company carries all of its fixed maturity holdings as available for sale, which are reported in the Consolidated Financial Statements at their market value.

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

We have audited the accompanying consolidated balance sheets of UTG, Inc. (a Delaware corporation, the "Company") and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of UTG, Inc. and subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Brown Smith Wallace, LLC

St. Louis, Missouri
March 25, 2014

UTG, Inc.
Consolidated Balance Sheets
As of December 31, 2013 and 2012

ASSETS

	2013	2012

Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $171,085,396 and $173,526,717)	$174,409,824	$187,327,285
Equity securities, at fair value (cost $38,625,230 and $29,497,001)	40,514,978	30,504,914
Trading securities, at fair value (cost $6,924,413 and $14,714,333)	6,614,111	14,018,460
Mortgage loans on real estate at amortized cost	14,454,534	17,671,554
Discounted mortgage loans on real estate at amortized cost	12,830,735	26,336,953
Investment real estate	83,585,359	68,165,013
Policy loans	11,860,960	12,591,572
Short-term investments	0	6,268,320
Total investments	344,270,501	362,884,071

Cash and cash equivalents	19,838,618	23,321,246
Accrued investment income	2,432,939	2,444,790
Reinsurance receivables:
Future policy benefits	28,767,326	29,318,018
Policy claims and other benefits	3,926,736	4,492,430
Cost of insurance acquired	10,636,412	11,700,765
Deferred policy acquisition costs	369,786	426,218
Property and equipment, net of accumulated depreciation	1,185,108	1,344,851
Income taxes receivable	1,296,043	20,035
Other assets	4,390,620	5,381,969
Total assets	$417,114,089	$441,334,393

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policy benefits	$286,472,435	$293,800,162
Policy claims and benefits payable	3,283,897	3,371,767
Other policyholder funds	378,772	477,948
Dividend and endowment accumulations	14,162,510	14,072,513
Income taxes payable	0	2,042,786
Deferred income taxes	9,633,641	12,301,577
Notes payable	19,097,534	18,857,954
Trading securities, at fair value (proceeds $505,272 and $8,094,787)	357,439	7,552,704
Other liabilities	5,860,420	9,202,354
Total liabilities	339,246,648	361,679,765

Shareholders' equity:
Common stock - no par value, stated value $0.001 per share. Authorized 7,000,000 shares - 3,776,197 and 3,798,871 shares issued and outstanding	3,776	3,799
Additional paid-in capital	44,050,778	44,337,743
Retained earnings	25,169,646	21,917,318
Accumulated other comprehensive income	3,459,401	9,664,466
Total UTG shareholders' equity	72,683,601	75,923,326
Noncontrolling interest	5,183,840	3,731,302
Total shareholders' equity	77,867,441	79,654,628
Total liabilities and shareholders' equity	$417,114,089	$441,334,393
See accompanying notes

UTG, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2013 and 2012

	2013	2012

Revenues:

Premiums and policy fees	$12,392,056	$13,276,880
Reinsurance premiums and policy fees	(3,214,562)	(3,365,796)
Net investment income	22,263,835	18,519,257
Other income	2,035,166	2,098,642
Revenues before realized gains (losses)	33,476,495	30,528,983
Realized investment gains (losses), net:
Other-than-temporary impairments	(1,201,775)	(187,405)
Other realized investment gains, net	2,091,028	14,492,717
Total realized investment gains, net	889,253	14,305,312
Total revenues	34,365,748	44,834,295

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life	20,701,727	21,436,471
Ceded reinsurance benefits and claims	(3,003,022)	(4,223,621)
Annuity	1,045,410	1,074,622
Dividends to policyholders	524,993	501,070
Commissions and amortization of deferred policy acquisition costs	(37,775)	(443,102)
Amortization of cost of insurance acquired	1,064,353	1,145,501
Operating expenses	8,716,167	9,604,668
Interest expense	702,959	296,868
Total benefits and other expenses	29,714,812	29,392,477

Income before income taxes	4,650,936	15,441,818
Income tax expense	(780,924)	(5,494,382)

Net income	3,870,012	9,947,436

Net income attributable to noncontrolling interest	(617,684)	(681,805)

Net income attributable to common shareholders'	$3,252,328	$9,265,631

Amounts attributable to common shareholders':

Basic income per share	$0.86	$2.43

Diluted income per share	$0.86	$2.43

Basic weighted average shares outstanding	3,787,913	3,809,639

Diluted weighted average shares outstanding	3,787,913	3,809,639
See accompanying notes

UTG, Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2013 and 2012

	2013	2012

Net Income	$3,870,012	$9,947,436

Other comprehensive income (losses), net of tax:

Unrealized holding gains arising during period
(net of tax of ($2,781,997) and $2,142,046)	(5,166,565)	3,978,086
Less reclassification adjustment for gains included in net income
(net of tax of $559,192 and $3,287,757)	(1,038,500)	(6,105,834)
Subtotal: Other comprehensive income (loss), net of tax	(6,205,065)	(2,127,748)

Comprehensive income (loss)	(2,335,053)	7,819,688

Less comprehensive income attributable to noncontrolling interests	(617,684)	(681,805)

Comprehensive income (loss) attributable to UTG, Inc.	$(2,952,737)	$7,137,883
See accompanying notes

UTG, Inc.
Consolidated Statements of Shareholders' Equity

Year ended December 31, 2013	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity

Balance at January 1, 2013	$3,799	$44,337,743	$21,917,318	$9,664,466	$3,731,302	$79,654,628
Common stock issued during year	3	33,988	0	0	0	33,991
Treasury shares acquired and retired	(26)	(320,953)	0	0	0	(320,979)
Net income attributable to common shareholders	0	0	3,252,328	0	0	3,252,328
Unrealized holding loss on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(6,205,065)	0	(6,205,065)
Contributions	0	0	0	0	931,923	931,923
Distributions	0	0	0	0	(97,069)	(97,069)
Gain attributable to noncontrolling interest	0	0	0	0	617,684	617,684
Balance at December 31, 2013	$3,776	$44,050,778	$25,169,646	$3,459,401	$5,183,840	$77,867,441

Year ended December 31, 2012
Balance at January 1, 2012	$3,855	$45,051,608	$12,651,687	$11,792,214	$6,285,684	$75,785,048
Common stock issued during year	16	214,965	0	0	0	214,981
Treasury shares acquired and retired	(72)	(928,830)	0	0	0	(928,902)
Net income attributable to common shareholders	0	0	9,265,631	0	0	9,265,631
Unrealized holding loss on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(2,127,748)	0	(2,127,748)
Distributions	0	0	0	0	(3,236,187)	(3,236,187)
Gain attributable to noncontrolling interest	0	0	0	0	681,805	681,805
Balance at December 31, 2012	$3,799	$44,337,743	$21,917,318	$9,664,466	$3,731,302	$79,654,628
See accompanying notes
UTG, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012

	2013	2012

Cash flows from operating activities:
Net income attributable to common shares	$3,252,328	$9,265,631
Adjustments to reconcile net income to net cash used in operating activities net of changes in assets and liabilities resulting from the sales and purchases of subsidiaries:
Amortization (accretion) of investments	(4,861,780)	(998,853)
Realized investment gains, net	(889,253)	(14,305,312)
Unrealized trading (gains) losses included in income	36,876	352,761
Realized trading (gains) losses included in income	288,631	(2,462,205)
Amortization of deferred policy acquisition costs	56,432	62,048
Amortization of cost of insurance acquired	1,064,353	1,145,501
Depreciation	1,260,697	1,242,149
Net income attributable to noncontrolling interest	617,684	681,805
Charges for mortality and administration of universal life and annuity products	(6,885,257)	(7,067,717)
Interest credited to account balances	5,118,692	5,192,370
Change in accrued investment income	11,851	(1,308,049)
Change in reinsurance receivables	1,116,386	3,756,502
Change in policy liabilities and accruals	(6,146,134)	(4,987,472)
Change in income taxes receivable (payable)	(3,318,794)	2,082,289
Change in other assets and liabilities, net	(1,666,512)	(3,292,668)
Net cash used in operating activities	(10,943,800)	(10,641,220)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	37,802,120	98,640,115
Equity securities available for sale	681,209	1,953,434
Trading securities	24,017,415	15,299,053
Mortgage loans	15,428,176	7,546,798
Discounted mortgage loans	17,424,049	6,533,313
Real estate	8,880,306	16,411,306
Policy loans	3,617,041	3,678,795
Total proceeds from investments sold and matured	107,850,316	150,062,814
Cost of investments acquired:
Fixed maturities available for sale	(34,443,048)	(128,314,307)
Equity securities available for sale	(10,428,300)	(13,834,829)
Trading securities	(24,105,644)	(16,597,713)
Mortgage loans	(4,539,234)	(15,945,433)
Discounted mortgage loans	(12,222,291)	(6,299,298)
Real estate	(13,014,568)	(15,829,535)
Policy loans	(2,886,428)	(2,958,138)
Short-term investments	(25,000)	(6,268,320)
Total cost of investments acquired	(101,664,513)	(206,047,573)
Disposal (purchase) of property and equipment	0	17,440
Net cash provided by (used in) investing activities	6,185,803	(55,967,319)

Cash flows from financing activities:
Policyholder contract deposits	5,798,948	6,006,858
Policyholder contract withdrawals	(5,311,025)	(6,644,674)
Proceeds from notes payable/line of credit	3,000,000	16,321,035
Payments of principal on notes payable/line of credit	(2,760,420)	(6,994,726)
Purchase of treasury stock	(286,988)	(928,902)
Proceeds from sale of subsidiary	0	0
Non controlling contributions/(distributions) of consolidated subsidiary	834,854	(3,236,187)
Cash received in reinsurance recapture	0	2,480,706
Net cash provided by (used in) financing activities	1,275,369	7,004,110

Net increase (decrease) in cash and cash equivalents	(3,482,628)	(59,604,429)
Cash and cash equivalents at beginning of year	23,321,246	82,925,675
Cash and cash equivalents at end of year	$19,838,618	$23,321,246
See accompanying notes

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

This document at times will refer to the Registrant's largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC ("FSF"), a Kentucky corporation, and First Southern Bancorp, Inc. ("FSBI"), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank ("FSNB").  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG's largest shareholder through his ownership control of FSF, FSBI and affiliates.  At December 31, 2013, Mr. Correll owns or controls directly and indirectly approximately  56.23% of UTG's outstanding stock.

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

Trading Securities – Trading security investments are reported at fair value with gains and losses resulting from changes in fair value recognized in earnings. Trading securities include exchange traded equities and exchange traded options.

Mortgage Loans on Real Estate – Mortgage loans on real estate are reported at their unpaid principal balances, adjusted for amortization of premium or discount and valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected.

Discounted Mortgage Loans on Real Estate – Discounted mortgage loans on real estate are loans that the Company purchased at a deep discount through an auction process led by the Federal Government.  In general, the discounted loans are non-performing and there is a significant amount of uncertainty surrounding the timing and amount of cash flows to be received by the Company.  Accordingly, the Company records its investment in the discounted loans at its original purchase price adjusted for any principal receipts received.  Management works with the borrower to reach a settlement on the loan or they foreclose on the underlying collateral which is primarily commercial real estate.  For cash payments received during the work out process, the Company records these payments to interest income on a cash basis.  For loan settlements reached, the Company records the amount in excess of the carrying amount of the loan as a discount accretion to investment income at the closing date.  Management reviews the discount loan portfolio regularly for impairment.  If an impairment is identified (after consideration of the underlying collateral), the Company records an impairment to earnings in the period the information becomes known.

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

Fair Value – Fair values for cash, short-term investments, short-term debt, receivables and payables approximate carrying value. Fair values for fixed maturities, equity securities and certain other assets are determined in accordance with specific accounting guidance.  Fair values are based on quoted market prices, where available.  Otherwise, fair values are based on quoted market prices of comparable instruments in active markets, quotes in inactive markets, or other observable criteria. Mortgage loans on real estate are estimated using discounted cash flow analyses. Discounted mortgage loans on real estate are reported at original purchase price, which Management believes approximates fair value.  For more specific information regarding the Company's measurements and procedures in valuing financial instruments, see Note 3 – Fair Value Measurements.

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

Property and Equipment - Company-occupied property, data processing equipment and furniture and office equipment are stated at cost less accumulated depreciation of  $3,559,052 and $3,399,309 at December 31, 2013 and 2012, respectively. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of  three to thirty years.  Depreciation expense was $159,743 and $168,442 for the years ended December 31, 2013 and 2012, respectively.

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

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges.  Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances.  Interest crediting rates for universal life and interest sensitive products range from 4.0% to 5.5% as of December 31, 2013 and 2012.

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

Recognition of Revenues and Related Expenses - Premiums for traditional life insurance products, which include those products with fixed and guaranteed premiums and benefits, consist principally of whole life insurance policies, and certain annuities with life contingencies are recognized as revenues when due. Limited payment life insurance policies defer gross premiums received in excess of net premiums, which is then recognized in income in a constant relationship with insurance in-force. Accident and health insurance premiums are recognized as revenue pro rata over the terms of the policies. Benefits and related expenses associated with the premiums earned are charged to expense proportionately over the lives of the policies through a provision for future policy benefit liabilities and through deferral and amortization of deferred policy acquisition costs. For universal life and investment products, generally there is no requirement for payment of premium other than to maintain account values at a level sufficient to pay mortality and expense charges. Consequently, premiums for universal life policies and investment products are not reported as revenue, but as deposits. Policy fee revenue for universal life policies and investment products consists of charges for the cost of insurance and policy administration fees assessed during the period. Expenses include interest credited to policy account balances and benefit claims incurred in excess of policy account balances.

Recently Issued Accounting Standards

Income Taxes – In July 2013, the Financial Accounting Standards Board ("FASB") issued guidance providing specific financial statement presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted.  The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

Comprehensive Income - In February 2013, the FASB issued an accounting standard which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance is effective for periods beginning after December 15, 2012. The adoption of this new guidance did not have a material impact on the Company's consolidated financial statements.

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

Note 2 – Investments

Available for Sale Securities – Fixed Maturity and Equity Securities

The following tables provide a summary of fixed maturities available for sale and equity securities by original or amortized cost and estimated fair value:

December 31, 2013	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$32,963,938	$3,156,158	$(107,550)	$36,012,546
States, municipalities and political subdivisions	110,000	0	(924)	109,076
U.S. special revenue and assessments	2,152,892	95,763	(239,620)	2,009,035
Collateralized mortgage obligations	1,289,975	116,900	(13)	1,406,862
Public utilities	399,913	49,567	0	449,480
All other corporate bonds	134,168,678	3,483,229	(3,229,082)	134,422,825
	171,085,396	6,901,617	(3,577,189)	174,409,824
Equity securities	38,625,230	1,889,748	0	40,514,978
Total	$209,710,626	$8,791,365	$(3,577,189)	$214,924,802

December 31, 2012	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$33,430,165	$5,457,009	$0	$38,887,174
States, municipalities and political subdivisions	160,000	6,637	0	166,637
U.S. special revenue and assessments	2,150,070	153,545	0	2,303,615
Collateralized mortgage obligations	2,241,384	183,409	(8)	2,424,785
Public utilities	399,900	63,662	0	463,562
All other corporate bonds	135,145,198	9,747,565	(1,811,251)	143,081,512
	173,526,717	15,611,827	(1,811,259)	187,327,285
Equity securities	29,497,001	1,303,328	(295,415)	30,504,914
Total	$203,023,718	$16,915,155	$(2,106,674)	$217,832,199

The following table provides a summary of fixed maturities by contractual maturity as of  December 31, 2013.  Actual maturities could differ from contractual maturities due to call or prepayment provisions:

Fixed Maturities Available for Sale December 31, 2013	Amortized Cost	Estimated Fair Value

Due in one year or less	$574,145	$584,549
Due after one year through five years	21,161,153	22,675,320
Due after five years through ten years	101,700,702	104,365,569
Due after ten years	46,212,444	45,228,525
Collateralized mortgage obligations	1,436,952	1,555,861
Total	$171,085,396	$174,409,824

By insurance statute, the majority of the Company's investment portfolio is invested in investment grade securities to provide ample protection for policyholders.

Below investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers.  In addition, the trading market for these securities is usually more limited than for investment grade debt securities.  Debt securities classified as below-investment grade are those that receive a Standard & Poor's rating of BB+ or below.

The Company held below investment grade investments with an estimated market value of  $13,842,824 and $19,080,167 as of December 31, 2013 and 2012, respectively.  The investments are all classified as "All other corporate bonds".

The fair value of investments with sustained gross unrealized losses at December 31, 2013 and 2012 are as follows:

December 31, 2013	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$4,889,060	(107,550)	$0	0	$4,889,060	(107,550)
States, municipalities and political subdivisions	109,076	(924)	0	0	109,076	(924)
U.S. special revenue and assessments	747,700	(239,620)	0	0	747,700	(239,620)
Collateralized mortgage obligations	1,922	(13)	0	0	1,922	(13)
All other corporate bonds	49,430,637	(1,481,562)	7,318,832	(1,747,520)	56,749,469	(3,229,082)
Total fixed maturities	$55,178,395	(1,829,669)	$7,318,832	(1,747,520)	$62,497,227	(3,577,189)

Equity securities	$0	0	$0	0	$0	0

December 31, 2012	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Collateralized mortgage obligations	$4,513	(8)	$0	0	$4,513	(8)
All other corporate bonds	13,776,705	(245,846)	385,823	(1,565,405)	14,162,528	(1,811,251)
Total fixed maturities	$13,781,218	(245,854)	$385,823	(1,565,405)	$14,167,041	(1,811,259)

Equity securities	$594,081	(295,415)	$0	0	$594,081	(295,415)

The following table provides additional information regarding the number of securities that were in an unrealized loss position for greater than or less than twelve months:

	Less than 12 months	12 months or longer	Total
As of December 31, 2013
Fixed maturities	30	5	35
Equity securities	0	0	0
As of December 31, 2012
Fixed maturities	8	3	11
Equity securities	9	0	9

Substantially all of the unrealized losses on fixed maturities available for sale at December 31, 2013 and 2012 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The unrealized losses on equity investments were primarily attributable to normal market fluctuations.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company's expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company's evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of December 31, 2013 and 2012.

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Consolidated Statements of Operations.  Trading securities include exchange traded equities and exchange traded options.  Trading securities carried as liabilities are securities sold short. A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2013 was  $194,000 and $(353,907), respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2012 was $6,745,528 and $(6,050,344), respectively.  The derivatives held by the Company are for income generation purposes only.

Earnings from trading securities are classified in cash flows from operating activities.
The following table reflects trading securities revenue charged to net investment income for the periods ended December 31:

	2013	2012

Net unrealized gains (losses)	$(36,876)	$(352,761)
Net realized gains (losses)	35,932	2,918,279
Net unrealized and realized gains (losses)	$(944)	$2,565,518

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

During 2013 and 2012, the Company acquired $16,761,525 and $22,244,731 in mortgage loans, respectively, including both regular participation mortgage loans as well as discounted mortgage loans.  FSNB services the mortgage loan portfolio of the Company.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.

During 2013 and 2012, the maximum and minimum lending rates for mortgage loans were:

	2013		2012
	Maximum rate	Minimum rate	Maximum rate	Minimum rate

Commercial Loans	10.00%	3.25%	10.00%	3.21%
Residential Loans	8.00%	7.00%	8.00%	6.00%

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

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquired the discounted mortgage loans at below contract value, and believes that it will fully recover its carrying value upon disposal, therefore no reserve for delinquent loans is deemed necessary.  Those not currently paying are being vigorously worked by Management.  The current discounted commercial mortgage loan portfolio has an average price of 33.6 % of face value and Management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.  The mortgage loan reserve was $0 at December 31, 2013 and 2012.

The following table summarizes the number loans held in the discounted mortgage loan portfolio and the carrying value of the loans as of December 31, 2013:

Payment Frequency	Number of Loans	Carrying Value

No payments received	9	$56,576
One-time payment received	1	0
Irregular payments received	4	1,555,962
Periodic payments received	16	11,218,197
Total	30	$12,830,735

The following table summarizes discounted mortgage loan holdings of the Company for the periods ended December 31:

	2013	2012

In good standing	$1,493,437	$3,945,701
Overdue interest over 90 days	4,875,812	3,368,750
Restructured	4,037,814	7,685,690
In process of foreclosure	2,423,672	11,336,812
Total discounted mortgage loans	$12,830,735	$26,336,953
Total foreclosed discounted mortgage loans during the year	$6,294,403	$2,603,017

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

Analysis of Investment Operations
The following table reflects the Company's net investment income for the periods ended December 31:

	2013	2012

Fixed maturities	$8,060,930	$7,490,812
Equity securities	2,955,918	1,745,375
Trading securities	(944)	2,565,518
Mortgage loans	888,960	1,022,895
Discounted mortgage loans	7,672,483	4,186,155
Real estate	9,967,590	8,384,417
Policy loans	782,358	809,885
Cash and cash equivalents	1,060	7,647
Total consolidated investment income	30,328,355	26,212,704
Investment expenses	(8,064,520)	(7,693,447)
Consolidated net investment income	$22,263,835	$18,519,257

The following table reflects the Company's net realized investments gains and losses for the periods ended December 31:

2013	Gross Realized Gains	Gross Realized (Losses)	Net Realized Gains (Losses)

Fixed maturities	$1,631,590	$(33,898)	$1,597,692
Real estate	691,762	(254,430)	437,332
Common stock	76,973	(10,245)	66,728
Preferred stock	411	0	411
Mortgage loans	0	(11,135)	(11,135)
Real Estate – OTTI	0	(201,775)	(201,775)
Common stock – OTTI	0	(1,000,000)	(1,000,000)
Total realized gains (losses)	$2,400,736	$(1,511,483)	$889,253

2012	Gross Realized Gains	Gross Realized (Losses)	Net Realized Gains (Losses)

Fixed maturities	$9,816,015	$(409,745)	$9,406,270
Real estate	4,533,747	(14,194)	4,519,553
Common stock	566,894	0	566,894
Fixed maturities – OTTI	0	(12,680)	(12,680)
Common stock – OTTI	0	(174,725)	(174,725)
Total realized gains (losses)	$14,916,656	$(611,344)	$14,305,312

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

Management regularly reviews its real estate portfolio in comparison to appraisal valuations and current market conditions for indications of other-than-temporary impairments. If a decline in value is judged by Management to be other-than-temporary, a loss is recognized by a charge to other-than-temporary impairment losses in the Consolidated Statements of Operations.

Based on Management's review of the investment portfolio, the Company recorded the following losses for other-than-temporary impairments in the Consolidated Statements of Operations for the periods ended December 31:

	2013	2012

Other than temporary impairments:
Common stock	$1,000,000	$174,725
Real estate	201,775	0
States, municipalities and political subdivisions	0	12,680
Total other than temporary impairments	$1,201,775	$187,405

The other-than-temporary impairments recognized during 2013 and 2012 were taken as a result of Management's assessment and consideration of the length of time the securities have remained in an unrealized loss position and as a result of appraisal valuations.  The investments were written down to better reflect their current expected market value.

Investments on Deposit

The Company had investments with a fair value of $10,824,094 and $11,660,630 on deposit with various state insurance departments as of December 31, 2013 and 2012, respectively.

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

Equity securities available for sale consist of common and preferred stocks mainly in private equity investments and financial institutions. Equity securities for which there is sufficient market data are categorized as Level 1 or 2 in the fair value hierarchy.  For the equity securities in which quoted market prices are not available, the transaction price is used as the best estimate of fair value at inception.  When evidence is believed to support a change to the carrying value from the transaction price, adjustments are made to reflect the expected exit values. The Company performs ongoing reviews of the underlying investments. The reviews consist of the evaluations of expected cash flows, material events and market data. These investments are included in Level 3 of the fair value hierarchy.

Securities designated as trading securities consist of exchange traded equities and exchange traded options.  These securities are primarily valued at quoted active market prices, and are therefore categorized as Level 1 in the fair value hierarchy.

The following table presents the Company's assets and liabilities measured at fair value in the consolidated balance sheet on a recurring basis as of December 31, 2013.

	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$19,407,301	$154,688,710	$313,813	$174,409,824
Equity Securities, available for sale	1,643,803	6,774,589	32,096,586	40,514,978
Trading Securities	6,614,111	0	0	6,614,111
Total	$27,665,215	$161,463,299	$32,410,399	$221,538,913

Liabilities
Trading Securities	$357,439	$0	$0	$357,439

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

	Fixed Maturities, Available for Sale	Equity Securities, Available for Sale	Total

Balance at December 31, 2012	$273,727	$22,963,715	$23,237,442
Transfers in to Level 3	0	0	0
Total unrealized gain or (losses):
Included in other comprehensive income	40,086	713,352	753,438
Purchases	0	8,419,519	8,419,519
Balance at December 31, 2013	$313,813	$32,096,586	$32,410,399

The Level 3 securities include collateralized debt obligations of trust preferred securities issued by banks and insurance companies and certain equity securities with unobservable inputs. The Company computed fair value of Level 3 equity investments based on a review of current financial information, earnings trends and similar companies in the same industries.

There were no transfers in or out of Level 3 as of December 31, 2013.  Transfers occur when there is a lack of observable market information.

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

	December 31, 2013		December 31, 2012
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Mortgage loans on real estate	$14,454,534	$14,734,756	$17,671,554	$17,803,159
Discounted mortgage loans	12,830,735	12,830,735	26,336,953	26,336,953
Investment real estate	83,585,359	83,585,359	68,165,013	68,165,013
Policy loans	11,860,960	11,860,960	12,591,572	12,591,572
Cash and cash equivalents	19,838,618	19,838,618	23,321,246	23,321,246
Short term investments	0	0	6,268,320	6,268,320
Liabilities
Notes payable	19,097,534	19,097,534	18,857,954	18,857,954

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

Policy loans are carried at the aggregate unpaid principal balances in the consolidated balance sheets which approximate fair value, and earn interest at rates ranging from 4% to 8%.  Individual policy liabilities in all cases equal or exceed outstanding policy loan balances.  The inputs used to measure the fair value of our policy loans are classified as Level 3 within the fair value hierarchy.

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

Note 4 - Reinsurance

As is customary in the insurance industry, the insurance subsidiary cedes insurance to, and assumes insurance from, other insurance companies under reinsurance agreements.  Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk.  The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it.  However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies.  The Company sets a limit on the amount of insurance retained on the life of any one person.  The Company will not retain more than $125,000, including accidental death benefits, on any one life.  At December 31, 2013, the Company had gross insurance in-force of $1.5 billion of which approximately $313 million was ceded to reinsurers.  At December 31, 2012, the Company had gross insurance in-force of $1.6 billion of which approximately $335 million was ceded to reinsurers.

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

UG entered into a coinsurance agreement with Park Avenue Life Insurance Company ("PALIC") effective September 30, 1996.  Under the terms of the agreement, UG ceded to PALIC substantially all of its then in-force paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  Under the terms of the agreement, UG sold 100% of the future results of this block of business to PALIC through a coinsurance agreement.  UG continues to administer the business for PALIC and receives a servicing fee through a commission allowance based on the remaining in-force policies each month.  PALIC has the right to assumption reinsure the business, at its option, and transfer the administration.  The Company is not aware of any such plans.  PALIC and its ultimate parent, The Guardian Life Insurance Company of America ("Guardian"), currently hold an "A" (Excellent) and "A++" (Superior) rating, respectively, from A.M. Best.  The PALIC agreement accounts for approximately 62% and 63% of UG's reinsurance reserve credit, as of December 31, 2013 and 2012, respectively.

At December 31, 1992, UG (formerly American Capitol) entered into a reinsurance agreement with Canada Life Assurance Company ("the Canada Life agreement") that fully reinsured virtually all of its traditional life insurance policies. The reinsurer's obligations under the Canada Life agreement were secured by assets withheld by UG representing policy loans and deferred and uncollected premiums related to the reinsured policies. UG continues to administer the reinsured policies. At December 31, 2013, the Canada Life agreement has insurance in-force of approximately $6,815,000, with no reserve credit being taken on that amount.  At December 31, 2012, the Canada Life agreement had insurance in-force of approximately  $7,433,000, with no reserve credit being taken on that amount.

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

On September 30, 1998, UG entered into a coinsurance agreement with The Independent Order of Vikings, (IOV) an Illinois fraternal benefit society.  Under the terms of the agreement, UG agreed to assume, on a coinsurance basis, 25% of the reserves and liabilities arising from all in-force insurance contracts issued by the IOV to its members.  At December 31, 2013, the IOV insurance in-force assumed by UG was approximately $1,551,000, with reserves being held on that amount of approximately $350,000.  At December 31, 2012, the IOV insurance in-force assumed by UG was approximately $1,579,000, with reserves being held on that amount of approximately $358,000.

The Company does not have any short-duration reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2013 and 2012 were as follows:

	2013 Premiums Earned	2012 Premiums Earned

Direct	$12,361,000	$13,242,000
Assumed	31,000	35,000
Ceded	(3,215,000)	(3,366,000)
Net Premiums	$9,177,000	$9,911,000

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

	2013	2012

Cost of insurance acquired, beginning of year	$11,700,765	$12,846,266

Interest accretion	1,426,703	1,564,162
Amortization	(2,491,056)	(2,709,663)
Net amortization	(1,064,353)	(1,145,501)
Cost of insurance acquired, end of year	$10,636,412	$11,700,765

Estimated net amortization expense of cost of insurance acquired for the next five years is as follows:

	Interest Accretion	Amortization	Net Amortization
2014	1,299,000	2,285,000	986,000
2015	1,181,000	2,088,000	907,000
2016	1,072,000	1,945,000	873,000
2017	967,000	1,806,000	839,000
2018	866,000	1,672,000	806,000

Note 6 – Income Taxes

UTG and UG file separate federal income tax returns.
Income tax expense (benefit) consists of the following components:

	2013	2012

Current tax	$87,815	$5,716,480
Deferred tax	693,109	(222,098)
	$780,924	$5,494,382

The expense for income differed from the amounts computed by applying the applicable United States statutory rate of 35% before income taxes as a result of the following differences:

	2013	2012

Tax computed at statutory rate	$1,627,828	$5,404,636
Changes in taxes due to:
Non-controlling interest	(216,189)	(238,632)
Small company deduction	(437,070)	0
Other	(193,645)	328,378
Income tax expense (benefit)	$780,924	$5,494,382

The following table summarizes the major components that comprise the deferred tax liability as reflected in the balance sheets:

	2013	2012

Investments	$2,202,177	$4,644,740
Cost of insurance acquired	3,722,744	4,095,268
Deferred policy acquisition costs	129,425	149,176
Management/consulting fees	(63,665)	(66,344)
Future policy benefits	2,038,699	2,137,835
Deferred gain on sale of subsidiary	2,312,483	2,312,483
Other assets (liabilities)	66,732	(63,967)
Federal tax DAC	(774,954)	(907,614)
Deferred tax liability	$9,633,641	$12,301,577

At December 31, 2013 and 2012, respectively, the Company had gross deferred tax assets of $2,562,650 and $2,793,932, respectively, and gross deferred tax liabilities of $12,196,291 and $15,095,509, respectively, resulting from temporary differences primarily related to the life insurance subsidiary.  A valuation allowance is to be provided when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded relating to the Company's deferred tax assets since, in Management's judgment, the Company will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

The Company's Federal income tax returns are periodically audited by the Internal Revenue Service ("IRS").  In February 2011, the IRS audited UTG's 2009 federal income tax return.  The examination was closed with no adjustments to the return.  There are currently no examinations in process, nor is Management aware of any pending examination by the IRS.  The statutes of limitation for the assessments of additional tax are closed for all tax years prior to 2010.  Management believes that adequate provision has been made in the consolidated financial statements for any potential assessments that may result from future tax examinations and other tax-related matters for all open tax years.

The Company classifies interest and penalties on underpayment of income taxes as income tax expense.  No interest or penalties were included in the reported income taxes for the years presented.  The Company is not aware of any potential or proposed changes to any of its tax filings.

Note 7 – Credit Arrangements

At December 31, 2013 and 2012, the Company had the following outstanding debt:

			Outstanding Principal Balance
Instrument	Issue Date	Maturity Date	December 31, 2013	December 31, 2012
Promissory Note:
HPG Acquisitions	2/7/2007	11/7/2017	$0	$202,919
HPG Acquisitions	12/27/2012	3/4/2018	12,000,000	12,000,000

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2012	Borrowings	Repayments	December 31, 2013

Lines of Credit:
UTG	11/20/2013	11/20/2014	$8,000,000	$1,655,035	3,000,000	2,557,501	$2,097,534
UTG Avalon	1/3/2013	1/3/2014	5,000,000	5,000,000	0	5,000,000	0
UTG Avalon	3/28/2013	3/28/2014	5,000,000	0	5,000,000	0	5,000,000
UG	12/28/2010	12/5/2014	15,000,000	0	0	0	0

The HPG Acquisitions promissory note issued on February 7, 2007 carried interest at a fixed rate of 5%. This promissory note was fully repaid during 2013.

The HPG Acquisitions promissory note issued on December 27, 2012 is secured by real estate owned by HPG. The promissory note bears interest at a fixed rate of 4%. Interest is payable monthly. Principal is payable monthly beginning in the third year of the note.

The UTG line of credit carries interest at a fixed rate of 3.75% and is payable monthly. As collateral, UTG has pledged 100% of the common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company ("UG"). The UTG line of credit was fully repaid on July 5, 2013. On October 28, 2013, the Company borrowed $3,000,000 on its line of credit. The funds were used to pay the ACAP dissenting shareholders. See Note 8 for further information regarding this matter.

The UTG Avalon line of credit issued on January 3, 2013 carried interest at a rate of 4.0% and was payable in two semi-annual payments. This line of credit was repaid during March 2013 and replaced by the line of credit described below.

The UTG Avalon line of credit issued on March 28, 2013 currently carries interest at a rate of 4.0% with  interest payable in two semi-annual payments. The interest rate is a variable rate that will be 0.50% above the lowest of the U.S. Prime Rates as published in the money section of the Wall Street Journal.  The interest rate is subject to change monthly and changes in the interest rate will take effect on the first day of the month following the rate change.

UG is a member of the Federal Home Loan Bank ("FHLB").  This membership allows the Company access to additional credit up to a maximum of 50% of the total assets of UG.  To be a member of the FHLB, the Company was required to purchase shares of common stock of FHLB.  Borrowing capacity is based on 50 times each dollar of stock acquired in FHLB above the "base membership" amount.  The Company had no borrowings on this line of credit during 2013 or 2012.

The consolidated scheduled principal reductions on the notes payable for the next five years are as follows:

Year	Amount

2014	$7,097,534
2015	345,459
2016	478,193
2017	499,278
2018	10,677,070

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

As part of the Texas Imperial Life Insurance Company sale, the Company remained contingently liable through December 30, 2013 for certain costs pending the outcome of an ongoing race-based audit of Texas Imperial Life Insurance Company by the Texas Department of Insurance. Management had conservatively estimated the Company's exposure and other costs at $50,000 based on information provided to date from the examination team. The Company carried a contingent liability of $47,727 in its financial statements as of December 31, 2012.  Upon expiration of the contingency, the Company's contingent liability was reduced to $0 at December 31, 2013.

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

During the third quarter 2013, the Company and the dissenters agreed, in principle, to a settlement whereby the dissenting parties would receive a total consideration of $3,000,000.  The settlement agreement was executed October 24, 2013.  During the third quarter 2013, the Company increased the liability related to this matter in response to the settlement agreement.  At September 30, 2013, the Company held a liability of $3,000,000 for this matter.  The balance was settled on October 28, 2013, using the proceeds from the Company's line of credit as further described in Note 7.

The following table represents the total funding commitments and the unfunded commitment as of December 31, 2013 related to certain investments:

	Total Funding Commitment	Unfunded Commitment
RLF III, LLC	$4,000,000	$398,120
Llano Music, LLC	2,000,000	257,000
Marcellus HBPI, LP	1,800,000	141,300
PBEX, LLC	5,600,000	1,400,000
Sovereign's Capital, LP	500,000	250,000
MM-Appalachia IV, LP	2,475,000	1,815,000

During 2006, the Company committed to invest in RLF III, LLC ("RLF"), which makes land-based investment in undervalued assets. RLF makes capital calls as funds are needed for continued land purchases.

During 2010, the Company made a commitment to invest in Llano Music, LLC ("Llano"), which invests in music royalties. Llano makes capital calls to its investors as funds are needed to acquire the royalty rights.

During 2012, the Company committed to invest in Marcellus HBPI, LP, which purchases land for leasing opportunities to those looking to harvest natural resources. Marcellus HPBI, LP makes capital calls to investors as funds are needed for continued land purchases.

During 2012, the Company committed to invest in PBEX, LLC, which purchases land for leasing opportunities to those looking to harvest natural resources. PBEX, LLC makes capital calls to investors as funds are needed for continued land purchases.

During 2012, the Company committed to invest in Sovereign's Capital, LP ("Sovereign's"), which invests in companies in emerging markets.

During 2013, the Company committed to invest in MM-Appalachia IV, LP, which purchases land for leasing opportunities to those looking to harvest natural resources. MM-Appalachia IV, LP makes capital calls to investors as funds are needed for continued land purchases.

Note 9 – Shareholders' Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. The Board of Directors approved resolutions for a total repurchase of $6 million.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are made based on the last available market price and are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company.  During 2013, the Company repurchased 25,836 shares through the stock repurchase program for $320,980.   Through December 31, 2013, UTG has spent $4,932,675 in the acquisition of 588,526 shares under this program.

Executive Compensation – In December 2012, the Company issued 16,225 shares of its common stock to certain members of management as part of year-end bonuses based on 2012 operating results.  The shares were valued at $13.25 per share, the market value at the date of issue.  During 2012, the Company recorded $214,981 in operating expenses related to this stock issuance.

Director Compensation - Effective September 18, 2013, each outside Director will annually receive $8,000 as a retainer and $1,000 per meeting attended.  The compensation, however, shall be paid in UTG common stock.  The value will be determined annually on the close of business December 20th or the next business day should December 20th be a weekend or holiday, based on the activity of the year just ending.  UTG's director compensation policy also provides that Directors who are employees of UTG or its affiliates do not receive any compensation for their services as Directors except for reimbursement for reasonable travel expenses for attending each meeting.  In December 2013, the Company issued 3,162 shares of its common stock as compensation to the Directors.  The shares were valued at $10.75 per share, the market value at the date of issue.  During 2013, the Company record $33,992 in operating expense related to this stock issuance.

Earnings Per Share - The following is a reconciliation of basic and diluted weighted average shares outstanding used in the computation of basic and diluted earnings per share:

	2013	2012
Basic weighted average shares outstanding	3,787,913	3,809,639
Weighted average dilutive options outstanding	0	0
Diluted weighted average shares outstanding	3,787,913	3,809,639

The computation of diluted earnings per share is the same as basic earnings per share for the years ending December 31, 2013 and 2012, as there were no outstanding securities, options or other offers that give the right to receive or acquire common shares of UTG.

Statutory Restrictions – Restrictions exist on the flow of funds to UTG from its insurance subsidiary.  Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. UG is required to maintain minimum statutory surplus of $2,500,000. At December 31, 2013, substantially all of the consolidated shareholders' equity represents net assets of UTG's subsidiaries.

UG is domiciled in the state of Ohio. Ohio requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory net income or b) 10% of statutory capital and surplus.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid ordinary dividends of $2,700,000 and $3,316,722 to UTG in 2013 and 2012, respectively. No extraordinary dividends were paid during the two year period.

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

The following table reflects UG's statutory basis net income and capital and surplus (shareholders' equity) as of December 31:

	2013	2012

Net income	$4,842,879	$6,868,111
Capital and surplus	34,897,819	32,243,089

Note 11 – Related Party Transactions

On February 20, 2003, UG purchased $4,000,000 of a trust preferred security offering issued by First Southern Bancorp, Inc. ("FSBI").  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%.  The Company received dividends of $264,219 and $264,943 during 2013 and 2012, respectively.  On March 30, 2009, UG purchased $1,000,000 of FSBI common stock.  The sale and transfer of this security is restricted by the provisions of a stock restriction and buy-sell agreement.

On November 14, 2011, UTG, Inc. merged with ACAP. Shareholders of ACAP received shares of UTG in exchange for their ACAP shares. ACAP was a 73.0% owned subsidiary of UG. The merger reduced the corporate structure and provided certain efficiencies and economies to the Companies.  All ACAP shareholders, other than UTG or UG, have the right to receive 233 shares of UTG common stock for each share of ACAP common stock they owned at closing.  Under the terms of the exchange ratio, UTG issued 50,328 shares to former ACAP shareholders.  An additional 129,548 UTG shares were not issued due to dissenting ACAP shareholders.  The shareholder dispute was settled during 2013.  See Note 8 - Commitments and Contingencies for additional information regarding the ACAP dissenting shareholders.

On September 28, 2011 UTG entered a joint ownership agreement with Bandyco, LLC and First Southern National Bank, for an 8.08% interest in an aircraft. Bandyco, LLC is affiliated with Ward F Correll, who is a director of the Company. The Company was responsible for an initial payment of $150,000 on September 30, 2011, along with a $125,000 payment on October 30, 2011. The Company pays a monthly operational fee of $25,000 starting in November 2011 and lasting through July 2016. The aircraft is issued for business related travel by various officers and employees of the Company. For years 2013 and 2012, UTG paid $427,776 and $573,393 for costs associated with the aircraft.

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiary.  Under this arrangement, the subsidiary pays its proportionate share of expenses, based on an allocation formula.  During 2013 and 2012, UG paid $7,442,588 and $8,843,596, respectively, in expenses. The Ohio Department of Insurance has approved the cost sharing agreement and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

The Company from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services the Company's mortgage loans including those covered by the participation agreements.  The Company pays a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $93,285 and $102,447 in servicing fees and $1,250 and $81,851 in origination fees to FSNB during 2013 and 2012, respectively.

The Company reimbursed expenses incurred by employees of FSNB relating to travel and other costs incurred on behalf of or relating to the Company.  The Company paid $45,669 and $90,939 in 2013 and 2012, respectively to FSNB in reimbursement of such costs.  In addition, the Company began reimbursing FSNB a portion of salaries and pension costs for Mr. Correll and Mr. Ditto.  The reimbursement was approved by the UTG Board of Directors and totaled $332,029 and $462,819 in 2013 and 2012, respectively, which included salaries and other benefits.

Note 12 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses for the periods ended December 31:

	2013	2012

Interest expense	$751,773	$215,255
Federal income tax	3,465,000	3,413,081

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

Because UTG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of December 31, 2013, approximately 54% of the Company's total direct premium was collected from Illinois, Ohio, Texas and West Virginia. As of December 31, 2012, approximately 55% of the Company's total direct premium was collected from Illinois, Ohio, Texas and West Virginia.  Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits.  Retention limits range up to $125,000 per life.  Life insurance ceded represented 21% of total life insurance in force at December 31, 2013 and 2012.  Insurance ceded represented 27% and 28% of premium income for 2013 and 2012, respectively.  The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

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

Our Management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of December 3, 2013 and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective at a reasonable assurance level.

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

The Company's Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making the assessment, Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Based on Management's assessment, Management concluded that, as of December 31, 2013, the Company's internal control over financial reporting was effective.

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

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting since December 31, 2013, in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15(e) and 15d-15(e), that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company's process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Item 9B. Other Information

None

PART III
Item 10.  Directors, Executive Officers and Corporate Governance

The Board of Directors

In accordance with the laws of Delaware and the Certificate of Incorporation and Bylaws of UTG, as amended, UTG is managed by its executive officers under the direction of the Board of Directors.  The Board elects executive officers, evaluates their performance, works with Management in establishing business objectives and considers other fundamental corporate matters, such as the issuance of stock or other securities, the purchase or sale of a business and other significant corporate business transactions.  In the fiscal year ended December 31, 2013, the Board met four times.  All Directors attended at least 75% of all meetings of the board except Mr.  Ward Correll.

The Board of Directors has an Audit Committee consisting of Messrs. Attkisson, Albin, and Brinck. The Audit Committee performs such duties as outlined in the Company's Audit Committee Charter.  The Audit Committee reviews and acts or reports to the Board with respect to various auditing and accounting matters, the scope of the audit procedures and the results thereof, internal accounting and control systems of UTG, the nature of services performed for UTG and the fees to be paid to the independent auditors, the performance of UTG's independent and internal auditors and the accounting practices of UTG.  The Audit Committee also recommends to the full Board of Directors the auditors to be appointed by the Board.  The Audit Committee met four times in 2013.

The Board has reviewed the qualifications of each member of the audit committee and determined one member of the committee, Randy Attkisson, meets the definition of a "financial expert".

The Board of Directors has a Compensation Committee consisting of Messrs. Dayton and Brinck.  The Compensation Committee performs such duties as outlined in the Company's Compensation Committee Charter.  The Compensation Committee reviews and acts or reports to the Board with respect to various compensation matters relative to the Company's executive officers.

Under UTG's By-Laws, the Board of Directors should be comprised of at least six and no more than eleven Directors.  At December 31, 2013, the Board consisted of eight Directors.  Shareholders elect Directors to serve for a period of one year at UTG's Annual Shareholders' meeting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Directors and officers of UTG file periodic reports regarding ownership of Company securities with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 as amended, and the rules promulgated there under.  UTG was aware of the following individual who filed a late Form 4, statement of changes in beneficial ownership of securities, with the Securities and Exchange Commission; Douglas P. Ditto.  Mr. Ditto reported a purchase (2 forms) totaling 1,600 shares of UTG stock during 2013.  SEC filings may be viewed from the Company's Web site www.utgins.com.

The Board of Directors has provided a process for shareholders to send communications directly to the Board.  These communications can be sent to James Rousey, President and Director of UTG at the corporate headquarters at 5250 South Sixth Street, Springfield, IL  62703.

Audit Committee Report to Shareholders

In connection with the December 31, 2013 financial statements, the audit committee: (1) reviewed and discussed the audited financial statements with Management; (2) discussed with the independent auditors the matters required by Statement of Auditing Standards No. 61, Communications with Audit Committees, as amended, promulgated by the Auditing Standards Board of the American Institute of Certified Public Accountants and Rule 2-07 or Regulation S-X; and (3) received and discussed with the auditors the matters required by Independence Standards Board Statement No.1.  Based upon these reviews and discussions, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K filed with the SEC.

The following are the members of the Company's Audit Committee:

Randall L. Attkisson	Committee Chairman
John S. Albin
Joseph A. Brinck, II

The following information with respect to business experience of the Board of Directors has been furnished by the respective Directors or obtained from the records of UTG.

Name, Age	Position with the Company, Business Experience and Other Directorships
John S. Albin, 85

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

Randall L. Attkisson, 68

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

Joseph A. Brinck, II, 58

Director of UTG since 2003; CEO of Stelter & Brinck, LTD, a full service combustion engineering and manufacturing company from 1983 to present; Salesman at Stelter & Brinck, LTD from 1979 to 1983; President of Superior Thermal, LTD from 1990 to present; President of Sanctity of Life Foundation since 2001 and Vice President of Ruah Woods Ministry since 2009.  Currently holds Professional Engineering Licenses in Kentucky.

Jesse T. Correll, 57

Chairman and CEO of UTG and Universal Guaranty Life Insurance Company since 2000; Director of UTG since 1999; Chairman, President, CEO of First Southern Bancorp, Inc. since 1988; Manager and President of First Southern Funding, LLC since 1992; President, Director of The River Foundation since 1990; Director of Dew Learning since 2012; Board member of Crown Financial Ministries from 2004 to 2009; Friends of the Good Samaritans since 2005; Generous Giving from 2006 to 2009 and the National Christian Foundation since 2006.  Mr. Correll and his wife Angela have 3 children and 4 grandchildren.  Jesse Correll is the son of Ward and Regina Correll.

Ward F. Correll, 85

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

Howard L. Dayton, Jr., 70

In 1985, Mr. Dayton founded Crown Ministries in Longwood, Florida.  Crown Ministries merged with Christian Financial Concepts in September 2000 to form Crown Financial Ministries, the world's largest financial ministry.  He served as Chief Executive Officer from 1985 to 2007 and in 2009 founded Compass - Finances God's Way.  Mr. Dayton is a graduate of Cornell University.  He developed The Caboose, a successful railroad-themed restaurant in Orlando, FL in 1969. In 1972 he began his commercial real estate development career, specializing in office development in the Central Florida area.  He has authored five popular small group studies, produced several video series, and is the host for the nationally syndicated radio programs MoneyWise and HeyHoward.  Mr. Dayton became a Director of UTG, Inc. in December 2005.

Peter L. Ochs, 62

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

James P. Rousey, 55

President of UTG and Universal Guaranty Life Insurance Company since September 2006, Director of UTG and Universal Guaranty Life Insurance Company since September 2001; Regional CEO and Director of First Southern National Bank from 1988 to 2001. Board Member with the Illinois Fellowship of Christian Athletes from 2001-2005; Board Member with Contact Ministries from 2007-2011; Board Member with Amigos En Cristo, Inc. from 2007-2009.

Executive Officers of UTG

More detailed information on the following executive officers of UTG appears under "Directors":

Jesse T. Correll	Chairman of the Board and Chief Executive Officer
James P. Rousey	President

Other executive officers of UTG are set forth below:

Name, Age	Position with UTG and Business Experience
Theodore C. Miller, 51

Corporate Secretary of UTG, Inc. and Universal Guaranty Life Insurance Company since December 2000, Senior Vice President and Chief Financial Officer since July 1997; Vice President since October 1992 and Treasurer from October 1992 to December 2003; Vice President and Controller of certain affiliated companies from 1984 to 1992.  Vice President and Treasurer of certain affiliated companies from 1992 to 1997; Senior Vice President and Chief Financial Officer of subsidiary companies since 1997; Corporate Secretary of subsidiary companies since 2000.

Douglas P. Ditto, 58

Vice President of UTG, Inc. and Universal Guaranty Life Insurance Company since June 2009; Chief Investment Officer from 2009 to 2012; Assistant Vice President from June 2003 to June 2009; Chief Executive Officer, and Executive Vice President of First Southern Bancorp since March 1985.

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

Item 11. Executive Compensation

Executive Compensation Table

The following table sets forth certain information regarding compensation paid to or earned by UTG's Chief Executive Officer and President, and each of the executive officers of UTG whose salary plus bonus exceeded $100,000 during UTG's last fiscal year:

Name and Principal position	Year	Salary	Bonus	Stock Awards (6)	All Other Comp		Total
Jesse T. Correll Chief Executive Officer	2013	175,000	0	0	7,000	(1)	182,000
	2012	161,752	75,000	74,995	6,740	(1)	318,487
James P. Rousey President	2013	165,000	0	0	7,092	(2)	172,092
	2012	155,000	50,000	49,992	9,585	(2)	264,577
Theodore C. Miller Secretary/Senior Vice President	2013	125,000	0	0	1,875	(3)	126,875
	2012	117,500	30,000	29,998	1,658	(3)	179,156
Douglas P. Ditto Vice President	2013	120,000	0	0	4,800	(1)	124,800
	2012	109,466	60,000	59,996	4,379	(1)	233,841
Douglas A. Dockter (5) Vice President	2013	100,000	2,500	0	2,100	(4)	104,600
	2012	100,000	12,000	0	2,820	(4)	114,820

(1)	All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan.
(2)

All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan of $2,475 and $1,890 and country club membership fees of $4,617 and $6,975 during 2013 and 2012, respectively.

(3)	All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan of $1,875 and $938 during 2013 and 2012, respectively.
(4)	All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan of $2,820 and $2,100 during 2013 and 2012, respectively.
(5)	Mr. Douglas A. Dockter is not considered an executive officer of UTG, but is included in this table pursuant to compensation disclosure requirements.
(6)	Stock Awards were issued on December 27, 2012 at a price per share of $13.25, the current market value reported as of that date. The awards were issued based on 2012 results.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2013, there were no unexercised options, stock that has not vested or equity incentive plan awards outstanding for any of the above named executive officers.

Compensation of Directors

Prior to September 2013, UTG's standard arrangement for the compensation of Directors provided that each outside Director receive an annual retainer of $2,400, plus $300 for each meeting attended and reimbursement for reasonable travel expenses.  Effective September 18, 2013 a new compensation arrangement was approved whereby each outside Director will annually receive $8,000 as a retainer and $1,000 per meeting attended.  The compensation, however, shall be paid in UTG common stock.  The value will be determined annually on the close of business December 20th or the next business day should December 20th be a weekend or holiday, based on the activity of the year just ending.  Reasonable travel expenses will continue to be reimbursed in cash as incurred.  UTG's Director compensation policy provides that Directors who are employees of UTG or its affiliates do not receive any compensation for their services as Directors except for reimbursement for reasonable travel expenses for attending each meeting.

Name	Fees Earned or Paid in Cash	Stock Awards (3)	All Other Compensation	Total
Jesse Thomas Correll Chief Executive Officer	0			0
James Patrick Rousey President	0			0
John Sanford Albin Director	1,500	$5,998		7,498
Randall Lanier Attkisson Director	1,500	$5,998		7,498
Joseph Anthony Brinck, II Director	1,800	$5,998		7,798
Ward Forrest Correll Director	1,500	$4,999		6,499
William Wesley Perry Director (1) (5)	1,800			1,800
Thomas Francis Darden, II Director (1) (4)	1,500			1,500
Peter Loyd Ochs Director	1,800	$4,999		6,799
Howard Lape Dayton Director	1,800	$5,998	(2) 5,000	12,798
Daryl Jack Heald Director (5)	1,500			1,500
(1)  Messrs. Darden and Perry have their fees donated to various charitable organizations.
(2)  Other Compensation represents consulting performed relative to management enrichment.
(3)  Director compensation plan effective September 18, 2013. Market value of stock on earned date was 10.75 per share.
(4) Resigned as Director effective August 9, 2013.
(5) Did not stand for Director re-election on September 18, 2013.

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

Company Management may be requested by the Compensation Committee to provide support such as to attend portions of meetings, make recommendations to the Compensation Committee and perform various day-to-day administrative functions on behalf of the committee.  The Committee further has the authority to engage outside advisors, experts and other professionals to assist it.  No such outside persons were engaged during 2013 or 2012.

The Company's philosophy regarding compensation of executive officers is generally one of executive officers qualify for the same benefits and opportunities as provided to all of the employees of the Company.  Special or unique perquisites to executive officers not provided to all employees amount to less than $10,000 to any one individual.  The Company maintained a membership to a local country club that could only be utilized by the President.  During 2013 and 2012 the Company paid $4,617 and $6,975, respectively, to maintain this membership.  The membership was discontinued effective September 30, 2013.

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

Compensation Committee Interlocks and Insider Participation

The UTG Compensation Committee may make recommendations to the full Board of Directors on decisions regarding executive officer compensation.  The following persons served as Directors of UTG during 2013 and were officers or employees of UTG or its affiliates during 2013: Jesse T. Correll and James P. Rousey.  Accordingly, these individuals have participated in decisions related to compensation of executive officers of UTG and its subsidiaries.

During 2013, Jesse T. Correll and James P. Rousey, executive officers of UTG and UG, were also members of the Board of Directors of UG.

Jesse T. Correll is a Director and executive officer of FSBI and participates in compensation decisions of FSBI.  FSBI owns or controls directly and indirectly approximately 37% of the outstanding common stock of UTG.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Holders of Securities

The following tabulation sets forth the name and address of the entity known to be the beneficial owners of more than 5% of UTG's common stock and shows:  (i) the total number of shares of common stock beneficially owned by such person as of February 3, 2014 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of common stock so owned as of the same date.

Title		Amount	Percent
of	Name and Address	and Nature of	Of
Class	of Beneficial Owner (2)	Beneficial Ownership	Class (1)

Common	Jesse T. Correll	105,375	(3)	2.8%
Stock, no	First Southern Bancorp, Inc.	1,406,785	(3)(4)	37.3%
par value	First Southern Funding, LLC	341,997	(3)(4)	9.0%
	First Southern Holdings, LLC	1,201,876	(3)(4)	31.8%
	Ward F. Correll	269,371	(5)	7.1%
	WCorrell, Limited Partnership	72,750	(3)	1.9%
	Cumberland Lake Shell, Inc.	257,501	(5)	6.8%
	Eric L. Oliver	300,000	(7)	7.9%
	Total (6)	2,423,528		64.2%

(1)	The percentage of outstanding shares is based on 3,773,037 shares of common stock outstanding as of February 3, 2014.
(2)

The address for each of Jesse Correll, First Southern Bancorp, Inc. ("FSBI"), First Southern Funding, LLC ("FSF"), First Southern Holdings, LLC ("FSH"), and WCorrell, Limited Partnership ("WCorrell LP"), is P.O. Box 328, 99 Lancaster Street, Stanford, Kentucky 40484.  The address for each of Ward Correll and Cumberland Lake Shell, Inc. ("CLS") is P.O. Box 430, 150 Railroad Drive, Somerset, Kentucky 42502.  The address for Eric Oliver is 400 Pine Street, Suite 1010, Abilene, TX 79601

(3)

The share ownership of Jesse Correll listed includes 32,625 shares of common stock owned by him individually.  The share ownership of Mr. Correll also includes 72,750 shares of Common Stock held by WCorrell, Limited Partnership, a limited partnership in which Jesse Correll serves as managing general partner and as such, has sole voting and dispositive power over the shares held by the entity.

In addition, by virtue of his ownership of voting securities of FSF and FSBI, and in turn, their ownership of 100% of the outstanding membership interests of FSH, Jesse Correll may be deemed to beneficially own the total number of shares of common stock owned by FSH (as well as the shares owned by FSBI directly), and may be deemed to share with FSH (as well as FSBI) the right to vote and to dispose of such shares.  Mr. Correll owns approximately 76.52% of the outstanding membership interests of FSF; he owns directly approximately 48.64%, companies he controls own approximately 13.08%, and he has the power to vote but does not own an additional 2% of the outstanding voting stock of FSBI.  FSBI and FSF in turn own 99% and 1%, respectively, of the outstanding membership interests of FSH.

(4)

The share ownership of FSBI consists of 204,909 shares of common stock held by FSBI directly and 1,201,876 shares of common stock held by FSH of which FSBI is a 99% member and FSF is a 1% member, as further described below.  As a result, FSBI may be deemed to share the voting and dispositive power over the shares held by FSH.

(5)	Includes 257,501 shares of common stock held by CLS, all of the outstanding voting shares of which are owned by Ward F. Correll..
(6)

According to the most recent Schedule 13D, as amended, filed jointly by each of the entities and persons listed above, Jesse Correll, FSBI, FSF and FSH, have agreed in principle to act together for the purpose of acquiring or holding equity securities of UTG.  In addition, the Schedule 13D indicates that because of their relationships with Jesse Correll and these other entities, Ward Correll, CLS and WCorrell, Limited Partnership may also be deemed to be members of this group.  Because the Schedule 13D indicates that for its purposes, each of these entities and persons may be deemed to have acquired beneficial ownership of the equity securities of UTG beneficially owned by the other entities and persons, each has been identified and listed in the above tabulation.

(7)	The share ownership consists of 150,000 shares held in street name along with 150,000 shares held in an entity controlled by Eric Oliver.

The following tabulation shows with respect to each of the Directors of UTG, with respect to UTG's chief executive officer and President, and each of UTG's executive officers whose salary plus bonus exceeded $100,000 for fiscal 2013, and with respect to all executive officers and Directors of UTG as a group:  (i) the total number of shares of all classes of stock of UTG or any of its parents or subsidiaries, beneficially owned as of February 3, 2013 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of stock so owned, and granted stock options available as of the same date.

Title	Directors, Named Executive	Amount	Percent
of	Officers, & All Directors &	and Nature of	Of
Class	Executive Officers as a Group	Ownership	Class (1)

UTG's	John S. Albin	11,061	(2)	*
Common	Randall L. Attkisson	558	(3)	*
Stock, no	Joseph A. Brinck, II	12,783	(4)	*
par value	Jesse T. Correll	1,854,157	(5)	49.1%
	Ward F. Correll	269,371	(6)	7.1%
	Howard L. Dayton, Jr.	5,106		*
	Douglas P. Ditto	6,128		*
	Theodore C. Miller	10,821		*
	Peter L. Ochs	2,465	(7)	*
	James P. Rousey	3,773		*
	All Directors and executive officers as a group (eight in number)	2,176,223		57.7%

* Less than 1%

(1)	The percentage of outstanding shares for UTG is based on 3,773,037 shares of common stock outstanding as of February 3, 2014.
(2)	Includes 392 shares owned directly by Mr. Albin's spouse.
(3)

Randall L. Attkisson holds minority ownership positions in certain of the companies listed as owning UTG common stock including First Southern Bancorp, Inc.  Ownership of these shares is reflected in the ownership of Jesse T. Correll.

(4)	The share ownership includes 12,225 shares held in an entity controlled by Joseph A. Brinck, II.
(5)

The share ownership of Mr. Jesse Correll includes 32,625 shares of UTG, Inc. common stock owned by him individually, 204,909 shares of UTG, Inc. common stock held by First Southern Bancorp, Inc. and 341,997 shares of UTG, Inc. common stock owned by First Southern Funding, LLC.  The share ownership of Mr. Correll also includes 72,750 shares of UTG, Inc. common stock held by WCorrell, Limited Partnership, a limited partnership in which Mr. Correll serves as managing general partner.  Mr. Correll has sole voting and dispositive power over the shares held by both entities.   In addition, by virtue of his ownership of voting securities of First Southern Funding, LLC and First Southern Bancorp, Inc., and in turn, their ownership of 100% of the outstanding membership interests of First Southern Holdings, LLC (the holder of 1,201,876 shares of UTG, Inc. common stock), Mr. Correll may be deemed to beneficially own the total number of shares of UTG, Inc. common stock owned by First Southern Holdings, and may be deemed to share with First Southern Holdings the right to vote and to dispose of such shares. Mr. Correll owns approximately 76.52% of the outstanding membership interests of First Southern Funding; he owns directly approximately 48.64%, companies he controls own approximately 13.08%, and he has the power to vote but does not own an additional 2% of the outstanding voting stock of First Southern Bancorp.  First Southern Bancorp and First Southern Funding in turn own 99% and 1%, respectively, of the outstanding membership interests of First Southern Holdings.

(6)

The share ownership of Mr. Ward Correll includes 11,870 shares of UTG, Inc. common stock owned by him individually.  Cumberland Lake Shell, Inc. owns 257,501 shares of UTG Common Stock, all of the outstanding voting shares of which are owned by Ward F. Correll.  Ward F. Correll is the father of Jesse T. Correll.  There are 72,750 shares of UTG Common Stock owned by WCorrell Limited Partnership in which Jesse T. Correll serves as managing general partner and, as such, has sole voting and dispositive power over the shares of Common Stock held by it. The aforementioned 72,750 shares are deemed to be beneficially owned by and listed under Jesse T. Correll in this section.

(7)	The share ownership includes 2000 shares held in a trust for benefit of named individual

Except as indicated above, the foregoing persons hold sole voting and investment power.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The Board of Directors determined that five of the eight current Directors are "independent" as defined by Rule 5605 of the NASDAQ listing standards.  The non-independent Directors are Jesse T. Correll, Ward F. Correll and James P. Rousey.

On February 20, 2003, UG purchased $4,000,000 of a trust preferred security offering issued by First Southern Bancorp, Inc. ("FSBI").  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%.  The Company received dividends of $264,219 and $264,943 during 2013 and 2012, respectively.  On March 30, 2009, UG purchased $1,000,000 of FSBI common stock.  The sale and transfer of this security is restricted by the provisions of a stock restriction and buy-sell agreement.

On November 14, 2011, UTG, Inc. merged with ACAP. Shareholders of ACAP received shares of UTG in exchange for their ACAP shares. ACAP was a 73% owned subsidiary of UG. The merger reduced the corporate structure and provided certain efficiencies and economies to the Companies.  All ACAP shareholders, other than UTG or UG, have the right to receive 233 shares of UTG common stock for each share of ACAP common stock they owned at closing.  Under the terms of the exchange ratio, UTG issued 50,328 shares to former ACAP shareholders.  An additional 129,548 UTG shares were not issued due to dissenting ACAP shareholders. The shareholder dispute was settled during 2013.

On September 28, 2011 UTG entered a joint ownership agreement with Bandyco, LLC and First Southern National Bank, for an 8.08% interest in an aircraft. Bandyco, LLC is affiliated with Ward F Correll, who is a Director of the Company. The Company was responsible for an initial payment of $150,000 on September 30, 2011, along with a $125,000 payment on October 30, 2011. The Company pays a monthly operational fee of $25,000 starting in November 2011 and lasting through July 2016. The aircraft is issued for business related travel by various officers and employees of the Company. For years 2013 and 2012 UTG paid $427,776 and $573,393 for costs associated with the aircraft.

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiary.  Under this arrangement, the subsidiary pays its proportionate share of expenses, based on an allocation formula.  During 2013 and 2012, UG paid $7,442,588 and $8,843,596, respectively, in expenses. The Ohio Department of Insurance has approved the cost sharing agreement and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

The Company from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services the Company's mortgage loans including those covered by the participation agreements.  The Company pays a .25% servicing fee on these loans and a one-time fee at loan  origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $93,285 and $102,447 in servicing fees and $1,250 and $81,851 in origination fees to FSNB during 2013 and 2012, respectively.

The Company reimbursed expenses incurred by employees of FSNB relating to travel and other costs incurred on behalf of or relating to the Company.  The Company paid $45,669 and $90,939 in 2013 and 2012, respectively to FSNB in reimbursement of such costs.  In addition, the Company began reimbursing FSNB a portion of salaries and pension costs for Mr. Correll and Mr. Ditto.  The reimbursement was approved by the UTG Board of Directors and totaled $332,029 and $462,819 in 2013 and 2012, respectively, which included salaries and other benefits.

UG paid ordinary dividends of $2,700,000 and $3,316,722 to UTG in 2013 and 2012, respectively. No extraordinary dividends were paid during the two year period.

Item 14.  Principal Accounting Fees and Services

The Audit Committee is required to be directly responsible for the appointment, compensation and retention of the Company's independent registered public accounting firm.  The Audit Committee appointed Brown Smith Wallace, LLC ("BSW") as the Company's independent registered public accounting firm for the fiscal years ended December 31, 2013 and 2012.

Amounts paid to, or billed by, the Company's principal accountant, during the two most recent fiscal years by category were as follows:

Audit Fees - Audit fees paid for these audit services in the fiscal years ended December 31, 2013 and 2012 totaled $136,150 and $135,541, respectively and audit fees billed for quarterly reviews of the Company's financial statements totaled $20,400 and $20,100 for the years 2013 and 2012, respectively.

Audit Related Fees - No audit related fees were incurred by the Company from BSW for the years ended December 31, 2013 and 2012.

Tax Fees - The Company paid $16,544 and $15,325 to BSW relating to certain tax advice and electronic filing of certain federal income tax returns of the Company for the years ended December 31, 2013 and 2012.

All Other Fees - The Company paid no other fees to BSW for other services for the years ended December 31, 2013 and 2012, respectively.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of the report:

(1)	Financial Statements:
See Item 8, Index to Financial Statements
(2)	Financial Statement Schedules
NOTE: The financial statement schedules have been omitted as they are deemed inapplicable or not required by Regulation S-X.

(b)	Exhibits: The following are exhibits to this report, and if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included:

Exhibit Number	Description
*3.1	Certificate of Incorporation of the Registrant and all amendments thereto
*3.2	By-Laws for the Registrant and all amendments thereto
*4.1	UTG's Agreement pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K with respect to long-term debt instruments
10.1

Line of Credit dated December 28, 2011, between UTG Avalon, LLC and First National Bank of Tennessee [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2011 originally filed as Exhibit 10.8].

10.2

Amendment to Reinsurance Agreement between Universal Guaranty Life Insurance Company and Optimum Re Insurance Company originally with Business Men's Assurance Company of America [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2010 originally filed as Exhibit 10.11].

10.3

Reinsurance Agreement between Universal Guaranty Life Insurance Company and Swiss RE originally with Life Reassurance Corporation of America [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2010 originally filed as Exhibit 10.12].

10.4

Assumption Reinsurance Agreement between Universal Guaranty Life Insurance Company and Park Avenue Life Insurance Company formerly known as First International Life Insurance Company [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2010 originally filed as Exhibit 10.13].

10.5	Aircraft Lease Agreement [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2010 originally filed as Exhibit 10.14].
10.6	Aircraft Joint Ownership Agreement [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2011 originally filed as Exhibit 10.15].
10.7	StoneRiver Master Agreement [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2011 originally filed as Exhibit 10.18].
10.8

Promissory Note dated November 20, 2012, between UTG, Inc. and Illinois National Bank. [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2012 originally filed as Exhibit 10.19]

10.9

Commercial pledge agreement dated November 20, 2012, between UTG, Inc. and Illinois National Bank. [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2012 originally filed as Exhibit 10.20]

10.10

Promissory Note dated March 4, 2013, between HPG Acquisitions, LLC and First National Bank of Tennessee [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2012 originally filed as Exhibit 10.21]

*10.11	Administrative Services and Cost Sharing Agreement dated as of January 1, 2007 between UTG, Inc. and Universal Guaranty Life Insurance Company
*10.12	Agreement regarding Mortgage Loans by and between First Southern National Bank and Universal Guaranty Life Insurance Company
*10.13	Universal Guaranty Participation Agreement-Purchased Loan
*10.14	Universal Guaranty Participation Agreement-Originated Loan
*10.15	Line of Credit dated March 28, 2013, between UTG Avalon, LLC and First Southern Funding
*14.1	Code of Ethics and Business Conduct
*14.2	Code of Ethical Conduct for Senior Financial Officers
*21.1	List of Subsidiaries of the Registrant.
*31.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 906 of the Sarbanes Oxley Act of 2002
*32.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 906 of the Sarbanes Oxley Act of 2002
*99.1	Audit Committee Charter
*99.2	Whistleblower Policy
99.3	Compensation Committee Charter [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2011].
99.4	Investment Committee Charter [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2011].
101	Interactive Data File

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

Date: March 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ John S. Albin	By: /s/ Howard L. Dayton
John S. Albin Director	Howard L. Dayton Director

By: /s/ Randall L. Attkisson	By: /s/ Peter L. Ochs
Randall L. Attkisson Director	Peter L. Ochs Director

By: /s/ Joseph A. Brinck	By: /s/ James P. Rousey
Joseph A. Brinck Director	James P. Rousey President and Director

By: /s/ Jesse T. Correll	By: /s/ Theodore C. Miller
Jesse T. Correll Chairman of the Board, Chief Executive Officer and Director	Theodore C. Miller Corporate Secretary and Chief Financial Officer

By: /s/ Ward F. Correll
Ward F. Correll Director