Form 10-Q
period 2014-03-31
UTG INC
filed 2014-05-12
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock as of April 25, 2014, was 3,768,203.

UTG, Inc.
(The "Company")

Part 1.   Financial Information.
Item 1.  Financial Statements.

UTG, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
	March 31,	December 31,
	2014	2013*
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $169,147,449 and $171,085,396)	$175,911,151	$174,409,824
Equity securities, at fair value (cost $38,479,572 and $38,625,230)	40,705,899	40,514,978
Trading securities, at fair value (cost $7,105,592 and $6,924,413)	7,206,667	6,614,111
Mortgage loans on real estate at amortized cost	13,935,687	14,454,534
Discounted mortgage loans on real estate at cost	11,419,581	12,830,735
Investment real estate	83,937,511	83,585,359
Policy loans	11,638,101	11,860,960
Short-term investments	184,800	0
Total investments	344,939,397	344,270,501

Cash and cash equivalents	18,515,389	19,838,618
Accrued investment income	2,215,115	2,432,939
Reinsurance receivables:
Future policy benefits	28,572,534	28,767,326
Policy claims and other benefits	3,652,857	3,926,736
Cost of insurance acquired	9,787,222	10,636,412
Deferred policy acquisition costs	356,872	369,786
Property and equipment, net of accumulated depreciation	1,147,139	1,185,108
Income tax receivable	1,293,637	1,296,043
Other assets	4,581,866	4,390,620
Total assets	$415,062,028	$417,114,089

Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$280,179,067	$286,472,435
Policy claims and benefits payable	4,328,556	3,283,897
Other policyholder funds	378,000	378,772
Dividend and endowment accumulations	14,154,130	14,162,510
Deferred income taxes	10,275,593	9,633,641
Notes payable	19,097,534	19,097,534
Trading securities, at fair value (proceeds $503,854 and $505,272)	153,615	357,439
Other liabilities	6,819,339	5,860,420
Total liabilities	335,385,834	339,246,648

Shareholders' equity:
Common stock - no par value, stated value $.001 per share. Authorized 7,000,000 shares - 3,769,565 and 3,776,197 shares outstanding	3,769	3,776
Additional paid-in capital	43,972,782	44,050,778
Retained earnings	23,641,330	25,169,646
Accumulated other comprehensive income	6,751,519	3,459,401
Total UTG shareholders' equity	74,369,400	72,683,601
Noncontrolling interests	5,306,794	5,183,840
Total shareholders' equity	79,676,194	77,867,441
Total liabilities and shareholders' equity	$415,062,028	$417,114,089

* Balance sheet audited at December 31, 2013.
See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)
	Three Months Ended
	March 31,	March 31,
	2014	2013
Revenue:
Premiums and policy fees	$2,733,687	$3,212,746
Ceded reinsurance premiums and policy fees	(780,983)	(775,702)
Net investment income	4,533,119	4,381,392
Other income	520,431	521,359
Revenues before realized gains	7,006,254	7,339,795
Realized investment gains, net:
Other-than-temporary impairments	0	(26,926)
Other realized investment gains, net	277,424	71,649
Total realized investment gains, net	277,424	44,723
Total revenue	7,283,678	7,384,518

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	6,686,047	5,856,321
Ceded Reinsurance benefits and claims	(1,202,470)	(597,779)
Annuity	278,577	267,539
Dividends to policyholders	136,172	147,222
Commissions and amortization of deferred policy acquisition costs	(101,137)	(23,552)
Amortization of cost of insurance acquired	246,412	266,088
Operating expenses	2,656,118	2,055,125
Interest expense	181,832	110,437
Total benefits and other expenses	8,881,551	8,081,401

Loss before income taxes	(1,597,873)	(696,883)
Income tax (expense) benefit	192,511	(67,308)

Net loss	(1,405,362)	(764,191)

Net income attributable to noncontrolling interests	(122,954)	(146,081)

Net loss attributable to common shareholders'	$(1,528,316)	$(910,272)

Amounts attributable to common shareholders'
Basic loss per share	$(0.41)	$(0.24)

Diluted loss per share	$(0.41)	$(0.24)

Basic weighted average shares outstanding	3,771,867	3,796,527

Diluted weighted average shares outstanding	3,771,867	3,796,527

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	Three Months Ended
	March 31,	March 31,
	2014	2013

Net loss	$(1,405,362)	$(764,191)

Other comprehensive income (loss), net of tax:

Unrealized holding gains (losses) arising during period	3,455,923	(23,750)
(net of tax of $1,860,882 and $(12,788))
Less reclassification adjustment for gains included in net loss	(163,805)	(59,366)
(net of tax of $88,203 and $31,966)
Subtotal: Other comprehensive income (loss), net of tax	3,292,118	(83,116)

Comprehensive income (loss)	1,886,756	(847,307)

Less comprehensive income attributable to noncontrolling interests	(122,954)	(146,081)

Comprehensive income (loss) attributable to UTG, Inc.	$1,763,802	$(993,388)

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	March 31,	March 31,
	2014	2013

Cash flows from operating activities:
Net loss attributable to common shareholders	$(1,528,316)	$(910,272)
Adjustments to reconcile net loss to net cash provided by used in operating activities:
Amortization (accretion) of investments	(536,311)	(403,748)
Realized investment gains, net	(277,424)	(44,723)
Unrealized trading (gains) losses included in income	(260,651)	297,344
Amortization of deferred policy acquisition costs	12,914	14,108
Amortization of cost of insurance acquired	246,412	266,088
Depreciation	318,708	320,071
Net income attributable to noncontrolling interest	122,954	146,081
Charges for mortality and administration of universal life and annuity products	(1,689,689)	(1,737,635)
Interest credited to account balances	1,419,880	1,450,681
Change in accrued investment income	217,824	350,518
Change in reinsurance receivables	468,671	927,606
Change in policy liabilities and accruals	(1,207,644)	(1,121,391)
Change in income taxes receivable (payable)	2,406	(1,982,692)
Change in other assets and liabilities, net	566,693	1,624,775
Net cash used in operating activities	(2,123,573)	(803,189)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	10,868,969	6,173,142
Equity securities available for sale	167,504	0
Trading securities	75,134	17,829,177
Mortgage loans	626,528	7,785,104
Discounted mortgage loans	2,087,795	1,505,565
Real estate	521,361	2,733,460
Policy loans	886,346	997,774
Short-term investments	0	29,383
Total proceeds from investments sold and matured	15,233,637	37,053,605
Cost of investments acquired:
Fixed maturities available for sale	(8,813,706)	(8,856,558)
Equity securities available for sale	0	(250,617)
Trading securities	(257,730)	(15,124,263)
Mortgage loans	(107,681)	(1,122,724)
Discounted mortgage loans	(5,638)	(1,280,456)
Real estate	(1,150,682)	(5,918,258)
Policy loans	(663,488)	(803,607)
Short-term investments	(184,800)	(25,000)
Total cost of investments acquired	(11,183,725)	(33,381,483)
Net cash provided by investing activities	4,049,912	3,672,122

Cash flows from financing activities:
Policyholder contract deposits	1,489,219	1,521,403
Policyholder contract withdrawals	(1,615,210)	(1,360,777)
Payments of principal on notes payable/line of credit	0	(9,500)
Purchase of treasury stock	(78,003)	(54,048)
Sale of block of businees	(3,045,574)	0
Net cash provided by (used in) financing activities	(3,249,568)	97,078

Net increase (decrease) in cash and cash equivalents	(1,323,229)	2,966,011
Cash and cash equivalents at beginning of period	19,838,618	23,321,246
Cash and cash equivalents at end of period	$18,515,389	$26,287,257

See accompanying notes.

UTG, Inc.
Notes to Condensed Consolidated Financial Statements

  Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the "Parent") and its subsidiaries (collectively with the Parent, the "Company").  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company's consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.  The Company's results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other future period.

This document at times will refer to the Registrant's largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC ("FSF"), a Kentucky corporation, and First Southern Bancorp, Inc. ("FSBI"), a financial services holding company.  FSBI operates through its 100 % owned subsidiary bank, First Southern National Bank ("FSNB").  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG's largest shareholder through his ownership control of FSF, FSBI and affiliates.  At March 31, 2014, Mr. Correll owns or controls directly and indirectly approximately 56 % of UTG's outstanding stock.

UTG's life insurance subsidiary, Universal Guaranty Life Insurance Company ("UG"), has several wholly-owned and majority-owned subsidiaries.  The subsidiaries were formed to hold certain real estate investments.  The real estate investments were placed into the limited liability companies and partnerships to provide additional protection to the policyholders and to UG.

Note 2 – Recently Issued Accounting Standards

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

Investments in available for sale securities are summarized as follows:

March 31, 2014	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$32,967,799	$3,197,556	$(94,083)	$36,071,272
States, municipalities and political subdivisions	105,000	513	0	105,513
U.S. special revenue and assessments	1,703,755	83,382	(227,230)	1,559,907
Collateralized mortgage obligations	1,188,632	108,187	(14)	1,296,805
Public utilities	399,917	50,438	0	450,355
All other corporate bonds	132,782,346	5,604,616	(1,959,663)	136,427,299
	169,147,449	9,044,692	(2,280,990)	175,911,151
Equity securities	38,479,572	2,226,327	0	40,705,899
Total	$207,627,021	$11,271,019	$(2,280,990)	$216,617,050

December 31, 2013	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$32,963,938	$3,156,158	$(107,550)	$36,012,546
States, municipalities and political subdivisions	110,000	0	(924)	109,076
U.S. special revenue and assessments	2,152,892	95,763	(239,620)	2,009,035
Collateralized mortgage obligations	1,289,975	116,900	(13)	1,406,862
Public utilities	399,913	49,567	0	449,480
All other corporate bonds	134,168,678	3,483,229	(3,229,082)	134,422,825
	171,085,396	6,901,617	(3,577,189)	174,409,824
Equity securities	38,625,230	1,889,748	0	40,514,978
Total	$209,710,626	$8,791,365	$(3,577,189)	$214,924,802

The amortized cost and estimated market value of debt securities at March 31, 2014, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale March 31, 2014	Amortized Cost	Estimated Fair Value

Due in one year or less	$1,324,432	$1,369,862
Due after one year through five years	25,476,209	27,068,104
Due after five years through ten years	98,191,729	102,656,995
Due after ten years	42,966,447	43,519,385
Collateralized mortgage obligations	1,188,632	1,296,805
Total	$169,147,449	$175,911,151

The fair value of investments with sustained gross unrealized losses at March 31, 2014 and December 31, 2013 are as follows:

March 31, 2014	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$0	0	$4,902,734	(94,083)	$4,902,734	(94,083)
U.S. Special Revenue and Assessments	760,090	(227,230)	0	0	760,090	(227,230)
MBS/Collateralized mortgage obligations	1,884	(14)	0	0	1,884	(14)
All other corporate bonds	20,790,667	(517,325)	6,571,706	(1,442,338)	27,362,373	(1,959,663)
Total fixed maturities	$21,552,641	(744,569)	$11,474,440	(1,536,421)	$33,027,081	(2,280,990)

Equity securities	$0	0	$0	0	$0	0

December 31, 2013	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$4,889,060	(107,550)	$0	0	$4,889,060	(107,550)
States, municipalities and political subdivisions	109,076	(924)	0	0	109,076	(924)
U.S. special revenue and assessments	747,700	(239,620)	0	0	747,700	(239,620)
Collateralized mortgage obligations	1,922	(13)	0	0	1,922	(13)
All other corporate bonds	49,430,637	(1,481,562)	7,318,832	(1,747,520)	56,749,469	(3,229,082)
Total fixed maturities	$55,178,395	(1,829,669)	$7,318,832	(1,747,520)	$62,497,227	(3,577,189)

Equity securities	$0	0	$0	0	$0	0

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of March 31, 2014
Fixed maturities	13	7	20
Equity securities	0	0	0
As of December 31, 2013
Fixed maturities	30	5	35
Equity securities	0	0	0

Substantially all of the unrealized losses on fixed maturities available for sale at March 31, 2014 and December 31, 2013 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company's expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company's evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of March 31, 2014 and December 31, 2013.

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

Based on management's review of the investment portfolio, the Company recorded the following losses for other-than-temporary impairments in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
	2014	2013

Other than temporary impairments:
Real estate	$0	$26,926

The other-than-temporary impairment recognized during 2013 was due to Management's assessment of the value of the real estate. The real estate was written down to better reflect current expected market value.

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Condensed Consolidated Statements of Operations.  Trading securities include exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities are securities sold short. A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  The fair value of derivatives included in trading security assets and trading security liabilities as of March 31, 2014 was $124,000 and $(149,956), respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2013 was $194,000 and $(353,907), respectively.  Earnings from trading securities are classified in cash flows from operating activities. The derivatives held by the Company are for income generation purposes only.

Trading revenue charged to net investment income from trading securities was:

	Three Months Ended
	March 31,
	2014	2013

Net unrealized gains (losses)	$260,651	$(297,344)
Net realized gains (losses)	21,173	86,271
Net unrealized and realized gains (losses)	$281,824	$(211,073)

Mortgage Loans

As of March 31, 2014 and December 31, 2013, the Company's mortgage loan portfolio contained 36 and 39 mortgage loans, including discounted mortgage loans, with a carrying value of $25,355,268 and $27,285,269, respectively.

Changes in the current economy could have a negative impact on the loans, including the financial stability of the borrowers, the borrowers' ability to pay or to refinance, the value of the property held as collateral and the ability to find purchasers at favorable prices.  Given the uncertainty of the current market, management has taken a conservative approach with the discounted mortgage loans and has classified all discounted mortgage loans held as non-accrual.  In such status, the Company is not recording any accrued interest income nor is it recording any accrual of discount on the loans held.  Discount accruals reported during 2014 and 2013 were the result of the loan basis already being fully paid.

On the remainder of the mortgage loan portfolio, interest accruals are analyzed based on the likelihood of repayment.  In no event will interest continue to accrue when accrued interest along with the outstanding principal exceeds the net realizable value of the property.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status.

A mortgage loan reserve is established and adjusted based on management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquires the discounted mortgage loans at below contract value, and believes that it will fully recover its carrying value upon disposal, therefore no reserve for delinquent loans is deemed necessary.  Those loans not currently paying are being vigorously worked by management.  The current discounted commercial mortgage loan portfolio has an average price of 33.1 % of face value and management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.

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

The following table presents the Company's assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheet on a recurring basis as of March 31, 2014.

	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$19,384,352	$156,225,114	$301,685	$175,911,151
Equity Securities, available for sale	1,669,042	6,764,208	32,272,649	40,705,899
Trading Securities	7,206,667	0	0	7,206,667
Total	$28,260,061	$162,989,322	$32,574,334	$223,823,717

Liabilities
Trading Securities	$153,615	$0	$0	$153,615
The following table presents the Company's assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheet on a recurring basis as of December 31, 2013.
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

	Fixed Maturities, Available for Sale	Equity Securities, Available for Sale	Total
Balance at December 31, 2013	$313,813	$32,096,586	$32,410,399
Total unrealized gains or (losses):
Included in realized gains/(losses)	82,287	0	82,287
Included in other comprehensive income	53,128	176,063	229,191
Sales	(147,543)	0	(147,543)
Balance at March 31, 2014	$301,685	$32,272,649	$32,574,334

The Level 3 securities include collateralized debt obligations of trust preferred securities issued by banks and insurance companies and certain equity securities with unobservable inputs.  The Company computed fair value of Level 3 investments based on a review of current financial information, earnings trends and similar companies in the same industries.

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

	March 31, 2014		December 31, 2013
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage loans on real estate	$13,935,687	$14,171,392	$14,454,534	$14,734,756
Discounted mortgage loans	11,419,518	11,419,581	12,830,735	12,830,735
Investment real estate	83,937,511	83,937,511	83,585,359	83,585,359
Policy loans	11,638,101	11,638,101	11,860,960	11,860,960
Cash and cash equivalents	18,515,389	18,515,389	19,838,618	19,838,618
Short term investments	184,800	184,800	0	0
Liabilities
Notes payable	19,097,534	19,097,534	19,097,534	19,097,534

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

Note 5 – Credit Arrangements

At March 31, 2014 and December 31, 2013, the Company had the following outstanding debt:

			Outstanding Principal Balance
Instrument	Issue Date	Maturity Date	March 31, 2014	December 31, 2013
Promissory Note:
HPG Acquisitions	2012-12-27	2018-03-04	12,000,000	12,000,000

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2013	Borrowings	Repayments	March 31, 2014
Lines of Credit:
UTG	2013-11-20	2014-11-20	$8,000,000	$2,097,534	0	1,655,035	$2,097,534
UTG Avalon	2013-03-28	2015-03-28	5,000,000	5,000,000	0	0	5,000,000
UG	2010-12-28	2014-12-05	15,000,000	0	0	0	0

The HPG Acquisitions promissory note issued on December 27, 2012 is secured by real estate owned by HPG. The promissory note bears interest at a fixed rate of 4%. Interest is payable monthly. Principal is payable monthly beginning in the third year of the note.

The UTG line of credit carries interest at a fixed rate of  3.75% and is payable monthly. As collateral, UTG has pledged 100% of the common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company ("UG"). .In April 2014, the Company repaid $900,000 in principal on this line of credit.

The UTG Avalon line of credit issued on March 28, 2013 currently carries interest at a rate of 4.0% with monthly interest payments. The interest rate is a variable rate that will be 0.50% above the lowest of the U.S. Prime Rates as published in the money section of the Wall Street Journal with a floor rate of 4%. The interest rate is subject to change monthly and changes in the interest rate will take effect on the first day of the month following the rate change. This line of credit was renewed on March 28, 2014.

UG is a member of the Federal Home Loan Bank ("FHLB").  This membership allows the Company access to additional credit up to a maximum of 50% of the total assets of UG.  To be a member of the FHLB, the Company was required to purchase shares of common stock of FHLB.  Borrowing capacity is based on 50 times each dollar of stock acquired in FHLB above the "base membership" amount.

The consolidated scheduled principal reductions on the notes payable for the next five years are as follows:

Year	Amount

2014	$2,097,534
2015	5,345,459
2016	478,193
2017	499,278
2018	10,677,070
Note 6 – Shareholders' Equity
Stock Repurchase Programs

The Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of up to $6 million of UTG's common stock. Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are made based on the last available market price and are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company.  During the three month period ended March 31, 2014, the Company repurchased 6,632 shares through the stock repurchase program for $78,003.  Through March 31, 2014, UTG has spent $5.0 million in the acquisition of 595,158 shares under this program.

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  At March 31, 2014 and 2013, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

The following table represents the total funding commitments and the unfunded commitment as of March 31, 2014 related to certain investments:

	Total Funding	Unfunded
	Commitment	Commitment
RLF III, LLC	$4,000,000	$398,120
Llano Music, LLC	4,000,000	517,000
Marcellus HBPI, LLP	1,800,000	141,300
PBEX, LLC	5,600,000	2,818,750
Sovereign's Capital, LP	500,000	250,000
MM-Appalachia IV, LP	2,475,000	1,056,000

During 2006, the Company committed to invest in RLF III, LLC ("RLF"), which makes land-based investment in undervalued assets. RLF makes capital calls as funds are needed for continued land purchases.

During 2010, the Company made a commitment to invest in Llano Music, LLC ("Llano"), which invests in music royalties. Llano makes capital calls to its investors as funds are needed to acquire the royalty rights.  During 2014, the commitment amount increased by $2 million.

During 2012, the Company committed to invest in Marcellus HBPI, LLP, which purchases land for leasing opportunities to those looking to harvest natural resources. Marcellus HPBI, LLP makes capital calls to investors as funds are needed for continued land purchases.

During 2012, the Company committed to invest in PBEX, LLC, which purchases land for leasing opportunities to those looking to harvest natural resources. PBEX, LLC makes capital calls to investors as funds are needed for continued land purchases.

During 2012, the Company committed to invest in Sovereign's Capital, LP ("Sovereign's"), which invests in companies in emerging markets. Sovereign's makes capital calls to investors as funds are needed.

During 2013, the Company committed to invest in MM-Appalachia IV, LP, which purchases land for leasing opportunities to those looking to harvest natural resources. MM-Appalachia IV, LP makes capital calls to investors as funds are needed for continued land purchases.

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	March 31,
	2014	2013

Interest expense	$19,672	$16,398
Federal income tax	0	2,050,000

During the first quarter of 2013 and 2014, UG's wholly-owned subsidiary, UTG Avalon, LLC, entered into a noncash transaction whereby the subsidiary obtained a new line of credit in the amount of $5 million and utilized the line of credit to repay the prior line of credit. The terms of the new line of credit are consistent with the terms of the prior line of credit.

During the first quarter of 2014, the Company sold a block of life insurance business.  As a result of this transaction, the Company transferred approximately $3,100,000.0 million in cash to purchaser.  The transaction also resulted in a reduction of approximately $3.7 million of future policyholder benefits and approximately $600,000 of cost of insurance acquired.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's discussion and analysis of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively with the Parent, the "Company").  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in the Company's annual report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability.  The Company's critical accounting policies and the related estimates considered most significant by Management are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.  Management has identified the accounting policies related to cost of insurance acquired, assumptions and judgments utilized in determining if declines in fair values of investments are other-than-temporary, and valuation methods for investments that are not actively traded as those, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Condensed Consolidated Financial Statements and this Management's Discussion and Analysis.

During the three months ended March 31, 2014, there were no additions to or changes in the critical accounting policies disclosed in the 2013 Form 10-K, except for recently adopted accounting standards discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

On a consolidated basis, the Company reported a net loss attributable to common shareholders' of $(1.5) million and $(910,000) for the three month period ended March 31, 2014 and 2013, respectively.  During the three month period ended March 31, 2014 and 2013, the Company reported a net loss before income taxes of $(1.6) million and $(697,000), respectively.

The Company reported total revenues of $7.3 million and $7.4 million for the three month period ended March 31, 2014 and 2013, respectively.  Total benefits and other expenses reported by the Company for the three month period ended March 31, 2014 and 2013 were $8.9 million and $8.1 million, respectively.

Revenues

The Company's premium and policy fee revenues, net of reinsurance, were approximately $2 million for the first quarter of 2014, a decrease of approximately 20% compared to the same quarter in 2013. The Company writes minimal new business.  Unless the Company acquires a new insurance company or a block of in-force business, Management expects premium revenue to continue to decline on the existing blocks of business at a rate consistent with prior experience.

The Company reported net investment income of approximately $4.5 million and $4.4 million during the first quarter of 2014 and 2013, respectively.  Net investment income increased slightly, when comparing the first quarter of 2014 to the same quarter in 2013.  Income from the bond portfolio and the preferred stock portfolio was slightly higher in 2014, compared to 2013.  Also, the Company reported income of approximately $282,000 in the trading security portfolio during 2014 and a loss of approximately $(221,000) during 2013.

The Company reported a net realized investment gain of $277,000 and $45,000 during the first quarter of 2014 and 2013, respectively.  The 2014 net realized investment gains are mainly the result of the sale of fixed maturity securities.  During 2014 and 2013, the Company recognized $252,000 and $91,000, respectively, in net gains from the sale of fixed maturity securities.  During 2013, realized investment gains were reduced by realized losses of $47,000 from the sale of real estate and an other-than-temporary impairment.  Similar losses were not recognized during the first quarter of 2014.

Expenses

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims, increased approximately 4% in the three month period ended March 31, 2014, compared to the same period in 2013.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

In early 2013, the Company began a proactive analysis of its in-force business to try to reconnect with lost customers and verify its customers are not deceased.  In some instances, the Company found that the customer was indeed deceased, but no notification or claim was presented to the Company.  During 2013, the Company paid approximately $2.9 million in death claim benefits as a result of this action.  During the first quarter of 2014, the Company paid approximately $1 million in death claim benefits.  This process remains ongoing with a target completion date of May of 2014.

Net amortization of cost of insurance acquired decreased approximately 7% during the three month period ended March 31, 2014 compared to the same period in 2013.  Cost of insurance acquired is established when an insurance company is acquired or when the Company acquires a block of in-force business.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The Company utilizes a 12% discount rate on the remaining unamortized business.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.  This expense is expected to decrease, unless the Company acquires a new block of business.

Operating expenses increased approximately 29% in the three month period ended March 31, 2014 in comparison to the same period in 2013.  The increase in expenses is primarily attributable to an increase in information technology expenses incurred during the first quarter of 2014.

Following an extensive analysis of current administrative systems available in the market place, early in 2014 the Company determined it would change its administrative system.  Management anticipates it will be year-end 2015 before fully converted to the new system.  Management believes this system change will well position the Company for the future by providing a more modern and flexible operating system while reducing ongoing operating costs.

Financial Condition

Investment Information

Investments represent approximately 83% and 82% of total assets at March 31, 2014 and December 31, 2013, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments that it is permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company's investment portfolio is invested in a diverse set of securities.

As of March 31, 2014, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders' equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments held for sale".  Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.  Changes in the market value resulted in net unrealized gains of approximately $3.5 million during the first quarter of 2014.

The trading securities investment portfolio increased by 9% when comparing March 31, 2014 to December 31, 2013.  The increase in the portfolio balance is the result of Management's decision to purchase additional securities.

The Company's March 31, 2014 discounted mortgage loan asset balance decreased by approximately 11% in comparison to the December 31, 2013 balance.  The decrease in the discounted mortgage loan balance is mainly attributable to a mortgage loan being fully repaid during 2014.

Capital Resources

Total shareholders' equity increased by approximately 2% as of March 31, 2014 compared to December 31, 2013. The increase in shareholders' equity is mainly attributable to the change in accumulated other comprehensive income.

At March 31, 2014 and December 31, 2013, the Company had $19.1 million of debt outstanding.  Approximately $2.1 million of this debt is related to the ACAP dissenters' settlement that occurred during the fourth quarter of 2013.  Approximately $12 million of this debt is related to credit facilities extended to a majority owned subsidiary of UTG, HPG Acquisitions, LLC ("HPG"), during 2012. HPG borrowed money to return capital to its investors.  UTG Avalon, LLC, a wholly owned subsidiary of UG, has an outstanding line of credit in the amount of $5 million.

The Company's investments are predominately in fixed maturity investments such as bonds, which provide sufficient return to cover future obligations.  The Company carries all of its fixed maturity holdings as available for sale, which are reported in the Condensed Consolidated Financial Statements at their market value.

Liquidity

The Company has three principal needs for cash - the insurance company's contractual obligations to policyholders, the payment of operating expenses and debt service.  Cash and cash equivalents as a percentage of total assets were approximately 4% and 5% as of March 31, 2014 and December 31, 2013.  Fixed maturities as a percentage of total assets were approximately 40% and 42% as of March 31, 2014 and December 31, 2013, respectively.

The Company currently has access to funds for operating liquidity.  UTG has an $8 million revolving credit note with Illinois National Bank.  UTG Avalon, LLC also has a $5 million revolving credit note.  UG is a member of the FHLB which allows UG access to credit.  UG's current line of credit with the FHLB is $15 million.  At March 31, 2014, the Company had $7.1 million of outstanding borrowings attributable to the lines of credit.  In April 2014, the Company paid $900,000 in principal on the UTG revolving credit note.

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

Net cash used in operating activities was approximately $2.1 million and $803,000 for the three month period ended March 31, 2014 and 2013, respectively.  The variance in cash used in operating activities, when comparing March 31, 2014 and March 31, 2013 activity, is mainly attributable to the net loss recognized by the Company during the current year. During the first quarter of 2014, the Company did not recognize any substantial positive one-time events, but did recognize an increase in operating expenses related to information technology.

Net cash provided by investing activities was approximately $4 million and $3.7 million for the three month period ended March 31, 2014 and 2013, respectively.  The cash provided by and used in investing activities is expected to vary from quarter to quarter depending on market conditions and Management's ability to find and negotiate favorable investment contracts.

Net cash provided by (used in) financing activities was approximately $(3.2) million and $97,000 for the three month period ended March 31, 2014 and 2013, respectively.  During 2014, the Company used cash of approximately $3 million in the settlement of the sale of a small block of life insurance business.  The sale of this block of business was approved by the Ohio Department of Insurance during the first quarter of 2014.

UTG is a holding company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  At March 31, 2014, substantially all of the consolidated shareholders equity represents net assets of its subsidiary.  The Company's insurance subsidiary has maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.  No dividends were paid to shareholders in 2013 or the three month period ended March 31, 2014.

UG is an Ohio domiciled insurance company, which requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory net income or b) 10% of statutory capital and surplus.  For the year ended December 31, 2013, UG had statutory net income of $4.8 million.  At December 31, 2013 UG's statutory capital and surplus amounted to $34.9 million.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  During 2013, UG paid UTG ordinary dividends of $2.7 million.  UTG used the dividends to pay on its outstanding line of credit balance. UG has not paid UTG any ordinary dividends during 2014.

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

UTG, INC.
(Registrant)

Date:	May 12, 2014	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	May 12, 2014	By	/s/ Theodore C. Miller
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