Form 10-Q
period 2014-06-30
UTG INC
filed 2014-08-12
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock as of July 31, 2014, was 3,757,989.

UTG, Inc.
(The "Company")

UTG, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

ASSETS
	June 30,	December 31,
	2014	2013*
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $168,405,894 and $171,085,396)	$178,464,064	$174,409,824
Equity securities, at fair value (cost $38,001,406 and $38,625,230)	41,683,472	40,514,978
Trading securities, at fair value (cost $5,849,605 and $6,924,413)	5,778,454	6,614,111
Mortgage loans on real estate at amortized cost	15,027,772	14,454,534
Discounted mortgage loans on real estate at cost	11,327,643	12,830,735
Investment real estate	79,475,195	83,585,359
Policy loans	11,493,320	11,860,960
Short-term investments	4,832,980	0
Total investments	348,082,900	344,270,501

Cash and cash equivalents	17,905,873	19,838,618
Accrued investment income	2,467,562	2,432,939
Reinsurance receivables:
Future policy benefits	28,425,130	28,767,326
Policy claims and other benefits	4,043,526	3,926,736
Cost of insurance acquired	9,540,810	10,636,412
Deferred policy acquisition costs	343,958	369,786
Property and equipment, net of accumulated depreciation	1,109,171	1,185,108
Income tax receivable	1,290,149	1,296,043
Other assets	4,783,887	4,390,620
Total assets	$417,992,966	$417,114,089
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$278,151,057	$286,472,435
Policy claims and benefits payable	3,781,544	3,283,897
Other policyholder funds	367,255	378,772
Dividend and endowment accumulations	14,186,461	14,162,510
Income tax payable	6,688	0
Deferred income taxes	12,299,481	9,633,641
Notes payable	18,197,534	19,097,534
Trading securities, at fair value (proceeds $532,747 and $505,272)	162,102	357,439
Other liabilities	8,593,016	5,860,420
Total liabilities	335,745,138	339,246,648

Shareholders' equity:
Common stock - no par value, stated value $.001 per share. Authorized 7,000,000 shares - 3,761,454 and 3,776,197 shares outstanding	3,761	3,776
Additional paid-in capital	43,877,019	44,050,778
Retained earnings	23,656,189	25,169,646
Accumulated other comprehensive income	9,285,995	3,459,401
Total UTG shareholders' equity	76,822,964	72,683,601
Noncontrolling interests	5,424,864	5,183,840
Total shareholders' equity	82,247,828	77,867,441
Total liabilities and shareholders' equity	$417,992,966	$417,114,089

* Balance sheet audited at December 31, 2013.
See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Revenue:
Premiums and policy fees	$3,357,360	$3,219,271	$6,091,047	$6,432,017
Ceded reinsurance premiums and policy fees	(827,040)	(769,335)	(1,608,023)	(1,545,037)
Net investment income	4,028,304	4,762,126	8,561,423	9,143,518
Other income	500,113	510,660	1,020,544	1,032,019
Revenues before realized gains	7,058,737	7,722,722	14,064,991	15,062,517
Realized investment gains, net:
Other-than-temporary impairments	0	0	0	(26,926)
Other realized investment gains, net	1,694,037	576,841	1,971,461	648,490
Total realized investment gains, net	1,694,037	576,841	1,971,461	621,564
Total revenue	8,752,774	8,299,563	16,036,452	15,684,081

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	6,445,808	5,108,457	13,131,855	10,964,778
Ceded Reinsurance benefits and claims	(1,124,076)	(599,574)	(2,326,546)	(1,197,353)
Annuity	283,662	290,892	562,239	558,431
Dividends to policyholders	130,145	149,077	266,317	296,299
Commissions and amortization of deferred policy acquisition costs	(5,927)	(26,906)	(107,064)	(50,458)
Amortization of cost of insurance acquired	246,412	266,088	492,824	532,176
Operating expenses	2,730,362	1,975,001	5,386,480	4,030,126
Interest expense	110,326	144,101	292,158	254,538
Total benefits and other expenses	8,816,712	7,307,136	17,698,263	15,388,537

Income (loss) before income taxes	(63,938)	992,427	(1,661,811)	295,544
Income tax benefit	274,876	79,343	467,387	12,035

Net income (loss)	210,938	1,071,770	(1,194,424)	307,579

Net income attributable to noncontrolling interests	(196,079)	(196,702)	(319,033)	(342,783)

Net income (loss) attributable to common shareholders'	$14,859	$875,068	$(1,513,457)	$(35,204)

Amounts attributable to common shareholders'
Basic income (loss) per share	$0.00	$0.23	$(0.40)	$(0.01)

Diluted income (loss) per share	$0.00	$0.23	$(0.40)	$(0.01)

Basic weighted average shares outstanding	3,765,354	3,792,203	3,768,643	3,794,317

Diluted weighted average shares outstanding	3,765,354	3,792,203	3,768,643	3,794,317

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Net income (loss)	$210,938	$1,071,770	$(1,194,424)	$307,579

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	3,985,260	(7,775,657)	9,302,065	(7,812,195)
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	(1,394,841)	2,721,480	(3,255,723)	2,734,268
Unrealized holding gains (losses) arising during period, net of tax	2,590,419	(5,054,177)	6,046,342	(5,077,927)

Less reclassification adjustment for gains included in net income (loss)	(86,066)	(637,706)	(338,074)	(729,038)
Tax expense for gains included in net income (loss)	30,123	223,197	118,326	255,163
Reclassification adjustment for gains included in net income (loss), net of tax	(55,943)	(414,509)	(219,748)	(473,875)
Subtotal: Other comprehensive income (loss), net of tax	2,534,476	(5,468,686)	5,826,594	(5,551,802)

Comprehensive income (loss)	2,745,414	(4,396,916)	4,632,170	(5,244,223)

Less comprehensive income attributable to noncontrolling interests	(196,079)	(196,702)	(319,033)	(342,783)

Comprehensive income (loss) attributable to UTG, Inc.	$2,549,335	$(4,593,618)	$4,313,137	$(5,587,006)

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,	June 30,
	2014	2013

Cash flows from operating activities:
Net loss attributable to common shareholders	$(1,513,457)	$(35,204)
Adjustments to reconcile net loss to net cash provided by used in operating activities:
Amortization (accretion) of investments	(835,649)	(1,462,254)
Realized investment gains, net	(1,971,461)	(621,564)
Unrealized trading (gains) losses included in income	(15,622)	(49,545)
Amortization of deferred policy acquisition costs	25,828	28,216
Amortization of cost of insurance acquired	492,824	532,176
Depreciation	673,213	640,571
Net income attributable to noncontrolling interest	319,033	342,783
Charges for mortality and administration of universal life and annuity products	(3,352,060)	(3,458,497)
Interest credited to account balances	2,607,793	2,662,628
Change in accrued investment income	(34,623)	138,634
Change in reinsurance receivables	225,406	1,072,113
Change in policy liabilities and accruals	(3,004,690)	(2,642,960)
Change in income taxes receivable (payable)	12,582	(3,463,692)
Change in other assets and liabilities, net	1,852,980	633,298
Net cash used in operating activities	(4,517,903)	(5,683,297)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	14,200,536	21,247,954
Equity securities available for sale	4,120,242	238,330
Trading securities	1,116,500	23,753,619
Mortgage loans	1,154,443	9,004,089
Discounted mortgage loans	2,609,104	3,898,888
Real estate	8,599,113	4,063,257
Policy loans	1,700,041	2,029,941
Short-term investments	0	0
Total proceeds from investments sold and matured	33,499,979	64,236,078
Cost of investments acquired:
Fixed maturities available for sale	(11,436,600)	(16,132,719)
Equity securities available for sale	(2,462,226)	(8,731,875)
Trading securities	(13,901)	(22,140,303)
Mortgage loans	(1,727,681)	(1,435,782)
Discounted mortgage loans	(16,723)	(1,436,582)
Real estate	(4,487,029)	(7,829,033)
Policy loans	(1,332,401)	(1,497,536)
Short-term investments	(4,832,980)	(25,000)
Total cost of investments acquired	(26,309,541)	(59,228,830)
Net cash provided by investing activities	7,190,438	5,007,248

Cash flows from financing activities:
Policyholder contract deposits	2,773,092	2,884,121
Policyholder contract withdrawals	(3,181,015)	(2,940,308)
Payments of principal on notes payable/line of credit	(900,000)	0
Purchase of treasury stock	(173,774)	(202,919)
Non controlling contributions (distributions) of consolidated subsidiary	(78,009)	0
Sale of block of businees	(3,045,574)	(103,625)
Net cash used in financing activities	(4,605,280)	(362,731)

Net decrease in cash and cash equivalents	(1,932,745)	(1,038,780)
Cash and cash equivalents at beginning of period	19,838,618	23,321,246
Cash and cash equivalents at end of period	$17,905,873	$22,282,466

See accompanying notes.

UTG, Inc.
Notes to Condensed Consolidated Financial Statements

  Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the "Parent") and its subsidiaries (collectively with the Parent, the "Company").  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company's consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.  The Company's results of operations for the six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other future period.

This document at times will refer to the Registrant's largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC,  ("FSF"), a Kentucky corporation, and First Southern Bancorp, Inc. ("FSBI"), a financial services holding company.  FSBI operates through its 100 % owned subsidiary bank, First Southern National Bank ("FSNB").  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG's largest shareholder through his ownership control of FSF, FSBI and affiliates.  At June 30, 2014, Mr. Correll owns or controls directly and indirectly approximately 56.46 % of  UTG's outstanding stock.

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

Investments in available for sale securities are summarized as follows:

June 30, 2014	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$32,971,711	$3,253,290	$(60,309)	$36,164,692
States, municipalities and political subdivisions	105,000	1,501	0	106,501
U.S. special revenue and assessments	1,703,646	79,196	(217,640)	1,565,202
Collateralized mortgage obligations	1,179,564	101,557	(10)	1,281,111
Public utilities	399,920	61,670	0	461,590
All other corporate bonds	132,046,053	8,358,665	(1,519,750)	138,884,968
	168,405,894	11,855,879	(1,797,709)	178,464,064
Equity securities	38,001,406	3,682,775	(709)	41,683,472
Total	$206,407,300	$15,538,654	$(1,798,418)	$220,147,536

December 31, 2013	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$32,963,938	$3,156,158	$(107,550)	$36,012,546
States, municipalities and political subdivisions	110,000	0	(924)	109,076
U.S. special revenue and assessments	2,152,892	95,763	(239,620)	2,009,035
Collateralized mortgage obligations	1,289,975	116,900	(13)	1,406,862
Public utilities	399,913	49,567	0	449,480
All other corporate bonds	134,168,678	3,483,229	(3,229,082)	134,422,825
	171,085,396	6,901,617	(3,577,189)	174,409,824
Equity securities	38,625,230	1,889,748	0	40,514,978
Total	$209,710,626	$8,791,365	$(3,577,189)	$214,924,802

The amortized cost and estimated market value of debt securities at June 30, 2014, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale June 30, 2014	Amortized Cost	Estimated Fair Value

Due in one year or less	$2,122,904	$2,184,318
Due after one year through five years	27,156,733	29,126,177
Due after five years through ten years	97,400,143	103,657,373
Due after ten years	40,546,550	42,215,085
Collateralized mortgage obligations	1,179,564	1,281,111
Total	$168,405,894	$178,464,064

The fair value of investments with sustained gross unrealized losses at June 30, 2014 and December 31, 2013 are as follows:

June 30, 2014	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$0	0	$4,936,720	(60,309)	$4,936,720	(60,309)
U.S. Special Revenue and Assessments	769,680	(217,640)	0	0	769,680	(217,640)
Collateralized mortgage obligations	1,851	(10)	0	0	1,851	(10)
All other corporate bonds	1,528,903	(3,955)	5,426,829	(1,515,795)	6,955,732	(1,519,750)
Total fixed maturities	$2,300,434	(221,605)	$10,363,549	(1,576,104)	$12,663,983	(1,797,709)

Equity securities	$13,172	(709)	$0	0	$13,172	(709)

December 31, 2013	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$4,889,060	(107,550)	$0	0	$4,889,060	(107,550)
States, municipalities and political subdivisions	109,076	(924)	0	0	109,076	(924)
U.S. special revenue and assessments	747,700	(239,620)	0	0	747,700	(239,620)
Collateralized mortgage obligations	1,922	(13)	0	0	1,922	(13)
All other corporate bonds	49,430,637	(1,481,562)	7,318,832	(1,747,520)	56,749,469	(3,229,082)
Total fixed maturities	$55,178,395	(1,829,669)	$7,318,832	(1,747,520)	$62,497,227	(3,577,189)

Equity securities	$0	0	$0	0	$0	0

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of June 30, 2014
Fixed maturities	4	6	10
Equity securities	3	0	3
As of December 31, 2013
Fixed maturities	30	5	35
Equity securities	0	0	0

Substantially all of the unrealized losses on fixed maturities available for sale at June 30, 2014 and December 31, 2013 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company's expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company's evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of June 30, 2014 and December 31, 2013.

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

Equity securities may experience other-than-temporary impairments in the future based on the prospects for full recovery in value in a reasonable period of time and the Company's ability and intent to hold the security to recovery.  If a decline in fair value is judged by management to be other-than-temporary or management does not have the intent or ability to hold a security, a loss is recognized by a charge to other-than-temporary impairment losses in the Condensed Consolidated Statements of Operations
Based on management's review of the investment portfolio, the Company recorded the following losses for other-than-temporary impairments in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	June 30,
	2014	2013

Other than temporary impairments:
Real estate	$0	$0

	Six Months Ended
	June 30,
	2014	2013

Other than temporary impairments:
Real estate	$0	$26,926

The other-than-temporary impairment recognized during 2013 was due to Management's assessment of the value of the real estate. The real estate was written down to better reflect current expected market value.

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Condensed Consolidated Statements of Operations.  Trading securities include exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities are securities sold short. A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  The fair value of derivatives included in trading security assets and trading security liabilities as   of June 30, 2014 was $37,500 and $(158,214), respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2013 was $194,000 and $(353,907), respectively.  Earnings from trading securities are classified in cash flows from operating activities. The derivatives held by the Company are for income generation purposes only.

Trading revenue charged to net investment income from trading securities was:

	Three Months Ended
	June 30,
	2014	2013

Net unrealized gains (losses)	$(245,029)	$346,889
Net realized gains (losses)	150,365	129,591
Net unrealized and realized gains (losses)	$(94,664)	$476,480

	Six Months Ended
	June 30,
	2014	2013

Net unrealized gains (losses)	$15,622	$49,545
Net realized gains (losses)	171,538	215,862
Net unrealized and realized gains (losses)	$187,160	$265,407

Mortgage Loans

As of  June 30, 2014 and December 31, 2013, the Company's mortgage loan portfolio contained 35 and 39 mortgage loans, including discounted mortgage loans, with a carrying value of $26,355,415 and $27,285,269, respectively.

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

A mortgage loan reserve is established and adjusted based on management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquires the discounted mortgage loans at below contract value, and believes that it will fully recover its carrying value upon disposal, therefore no reserve for delinquent loans is deemed necessary.  Those loans not currently paying are being vigorously worked by management.  The current discounted commercial mortgage loan portfolio has an average price  of 33.24 % of face value and management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.

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

The following table presents the Company's assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheet on a recurring basis as of June 30, 2014.

	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$19,415,175	$158,725,550	$323,339	$178,464,064
Equity Securities, available for sale	4,813,626	6,889,588	29,980,258	41,683,472
Trading Securities	5,778,454	0	0	5,778,454
Total	$30,007,255	$165,615,138	$30,303,597	$225,925,990

Liabilities
Trading Securities	$162,102	$0	$0	$162,102

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

	Fixed Maturities, Available for Sale	Equity Securities, Available for Sale	Total
Balance at December 31, 2013	$313,813	$32,096,586	$32,410,399
Total unrealized gains or (losses):
Included in realized gains/(losses)	82,287	971,664	1,053,951
Included in other comprehensive income	74,782	668,258	743,040
Sales	(147,543)	(3,756,250)	(3,903,793)
Balance at June 30, 2014	$323,339	$29,980,258	$30,303,597

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

	June 30, 2014		December 31, 2013
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage loans on real estate	$15,027,772	$15,279,440	$14,454,534	$14,734,756
Discounted mortgage loans	11,327,643	11,327,643	12,830,735	12,830,735
Investment real estate	79,475,195	79,475,195	83,585,359	83,585,359
Policy loans	11,493,320	11,493,320	11,860,960	11,860,960
Cash and cash equivalents	17,905,873	17,905,873	19,838,618	19,838,618
Short term investments	4,832,980	4,832,980	0	0
Liabilities
Notes payable	18,197,534	18,197,534	19,097,534	19,097,534

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

The Company has purchased non-performing discounted mortgage loans at a deep discount through an auction process led by the federal government.  In general, the discounted loans are non-performing and there is a significant amount of uncertainty surrounding the timing and amount of cash flows to be received by the Company.  Accordingly, the Company records its investment in the discounted loans at its original purchase price, which management believes approximates fair value.  The inputs used to measure the fair value of our discounted mortgage loans are classified as Level 3 within the fair value hierarchy.

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

Note 5 – Credit Arrangements

At June 30, 2014 and December 31, 2013, the Company had the following outstanding debt:

		Outstanding Principal Balance
Instrument	Issue Date	Maturity Date	June 30, 2014	December 31, 2013
Promissory Note:
HPG Acquisitions	2012-12-27	2018-03-04	12,000,000	12,000,000

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2013	Borrowings	Repayments	June 30, 2014
Lines of Credit:
UTG	2013-11-20	2014-11-20	$8,000,000	$2,097,534	0	900,000	$1,197,534
UTG Avalon	2013-03-28	2015-03-28	5,000,000	5,000,000	0	0	5,000,000
UG	2010-12-28	2014-12-05	15,000,000	0	0	0	0

The HPG Acquisitions promissory note issued on December 27, 2012 is secured by real estate owned by HPG. The promissory note bears interest at a fixed rate of 4%. Interest is payable monthly. Principal is payable monthly beginning in the third year of the note.

The UTG line of credit carries interest at a fixed rate of   3.75% and is payable monthly. As collateral, UTG has pledged  100% of the common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company ("UG"). During July of 2014, the Company borrowed an additional $1,600,000 on the line of credit. The proceeds were used to purchase an interest in an aircraft.

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

The consolidated scheduled principal reductions on the notes payable for the next five years are as follows:

Year	Amount

2014	$1,197,534
2015	5,345,460
2016	478,193
2017	499,277
2018	10,677,070
Note 6 – Shareholders' Equity

Stock Repurchase Programs

The Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of up to $6,000,000 of UTG's common stock. Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are made based on the last available market price and are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company.  During the six month period ended  June 30, 2014, the Company repurchased 14,743 shares through the stock repurchase program for $173,774.  Through June 30, 2014, UTG has spent $5,100,000 in the acquisition of 603,269 shares under this program.
Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  At June 30, 2014 and 2013, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

The following table represents the total funding commitments and the unfunded commitment as of June 30, 2014 related to certain investments:

	Total Funding	Unfunded
	Commitment	Commitment
RLF III, LLC	$4,000,000	$398,120
Llano Music, LLC	4,000,000	2,137,000
Marcellus HBPI, LLP	1,800,000	141,300
PBEX, LLC	5,600,000	1,400,000
Sovereign's Capital, LP	500,000	250,000
MM-Appalachia IV, LP	2,475,000	1,056,000

During 2006, the Company committed to invest in RLF III, LLC ("RLF"), which makes land-based investments in undervalued assets. RLF makes capital calls as funds are needed for continued land purchases.

During 2010, the Company made a commitment to invest in Llano Music, LLC ("Llano"), which invests in music royalties. Llano makes capital calls to its investors as funds are needed to acquire the royalty rights.  During 2014, the commitment amount increased by $2,000,000.

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

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	June 30,
	2014	2013

Interest expense	$14,648	$15,643
Federal income tax	0	1,415,000

	Six Months Ended
	June 30,
	2014	2013
Interest expense	$34,320	$32,041
Federal income tax	0	3,465,000

During the first quarter of 2013 and 2014, UG's wholly-owned subsidiary, UTG Avalon, LLC, entered into a noncash transaction whereby the subsidiary obtained a new line of credit in the amount of  $5,000,000 and utilized the line of credit to repay the prior line of credit. The terms of the new line of credit are consistent with the terms of the prior line of credit.

During the first quarter of 2014, the Company sold a block of life insurance business.  As a result of this transaction, the Company transferred approximately $3,100,000 in cash to the purchaser.  The transaction also resulted in a reduction of approximately $3,700,000  of future policyholder benefits and approximately $600,000 of cost of insurance acquired.
.

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

During the six months ended June 30, 2014, there were no additions to or changes in the critical accounting policies disclosed in the 2013 Form 10-K, except for recently adopted accounting standards discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

On a consolidated basis, the Company reported a net loss attributable to common shareholders' of $(1,500,000) for the six month period ended June 30, 2014 and net income attributable to common shareholders' of $14,900 for the three month period ended June 30, 2014.  For the six month period ended June 30, 2013, the Company reported a net loss attributable to common shareholders' of $(35,200) and for the three month period ended June 30, 2013, the Company report net income attributable to common shareholders' of $875,100.

Revenues

The Company's total revenues increased by 5% when comparing the three and six month periods ended June 30, 2014 to the same periods in 2013.  The increase was mainly attributable to realized investment gains recognized by the Company during 2014.

Premium and policy fee revenues, net of reinsurance, decreased 8% or $404,000 when comparing the first six months of 2014 to the same period in 2013.  Premium and policy fee revenues, net of reinsurance, were comparable for the second quarter of 2014 and 2013.  The Company writes minimal new business.  Premium and policy fee revenues, net of reinsurance, represented 28% and 31% of the Company's revenues as of June 30, 2014 and 2013, respectively.  Unless the Company acquires a new insurance company or a block of in-force business, Management expects premium revenue to continue to decline on the existing blocks of business at a rate consistent with prior experience.

Net investment income represented 53% and 58% of the Company's total revenues as of June 30, 2014 and 2013, respectively.  The Company reported net investment income of $8,561,000 for the six month period ended June 30, 2014, a decrease of 13% compared to the same period in 2013.  For the three month period ended June 30, 2014, net investment income decreased 15% or $734,000, compared to the same quarter in 2013.  Investment income from the fixed maturities investment portfolio and the real estate investment portfolio consistently represented a substantial, at least 60%, of the gross investment income for the three and six month periods ended June 30, 2014 and 2013.

While income from the fixed maturities and real estate investment portfolios remained consistent, when comparing 2013 and 2014 activity, the Company reported less income from the discounted mortgage loan investment portfolio, which was partially offset by an increase in income from the equity securities investment portfolio for the three and six month periods ended June 30, 2014.

For the six month period ended June 30, 2014, income from the discounted mortgage loan portfolio decreased 42%, compared to the same period in 2013.  During the second quarter of 2014 income from discounted mortgage loan portfolio was 44% lower, compared to the same period in 2013. The discounted mortgage loan investment balance decreased 12% from December 31, 2013 to June 30, 2014 and is expected to continue trending downward as the Company does not anticipate acquiring any additional discounted loan portfolios in the near term.

For the six month period ended June 30, 2014, income from the equity securities investment portfolio increased 25%, compared to the same period in 2013.  During the second quarter of 2014, income from the equity securities investment portfolio was 76% higher than for the same period in 2013.  During the second quarter of 2014, the interest rate on one of the company's preferred stocks increased substantially, according to the terms of the contractual agreement, causing the increase in the equity securities income recognized by the Company.  The Company also realized a gain from the sale of a portion of this security during the second quarter of 2014, as discussed in the following paragraph.

The Company reported net realized investment gains of $2,000,000 and $622,000 for the six month periods ended June 30, 2014 and 2013, respectively.  The majority, 86%, of the 2014 realized investment gains were earned during the second quarter of 2014.  During the second quarter of 2014, the Company recognized a gain of $972,000 from the redemption of a portion of a preferred stock the Company holds in the equity investment portfolio. Realized investment gains and losses are expected to vary depending on the investing activities of the Company.

In recent periods, Management's focus has been directed towards promoting and growing TPA services to unaffiliated life insurance companies.  The Company receives monthly fees based on policy in-force counts and certain other activity indicators, such as number of premium collections performed, or services performed.  For the six month periods ended June 30, 2014 and 2013, the Company reported revenues from TPA services of $1,100,000.  Revenues from TPA fees are included in the line item "other income" on the Company's Condensed Consolidated Statements of Operations.  The Company intends to continue to pursue other TPA arrangements as well. The Company provides TPA services to insurance companies seeking business process outsourcing solutions.  Management believes the Company is positioned to generate additional revenues by utilizing the Company's current excess capacity and administrative services.

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

Expenses

The Company reported total benefits and other expenses of $17,700,000 for the six month period ended June 30, 2014, an increase of 29% from the same period in 2013.  For the three month period ended June 30, 2014, total benefits and other expenses increased 21%, compared to the same quarter in 2013.  Benefits, claims and settlement expenses represented 60% of the Company's total expenses for the three and six month periods ended June 30, 2014.  The other major expense category of the Company is operating expenses, which represented 30% of the Company's total expenses for the three and six month periods ended June 30, 2014.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims, increased approximately 10% in the six month period ended June 30, 2014, compared to the same period in 2013.  For the three month period ended June 30, 2014, life benefits, claims and settlement expenses, net of reinsurance benefits and claims, increased 16%, compared to the same quarter in 2013.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

In early 2013, the Company began a proactive analysis of its in-force business to try to reconnect with lost customers and verify its customers are not deceased.  In some instances, the Company found that the customer was indeed deceased, but no notification or claim was presented to the Company.  During 2013, the Company paid approximately $2,900,000 in death claim benefits as a result of this action.  During 2014, the Company paid approximately $1,200,000 in death claim benefits as a result of this action. This project was completed during the second quarter of 2014.

Net amortization of cost of insurance acquired decreased approximately 7% during the six month period ended June 30, 2014 compared to the same period in 2013.  Cost of insurance acquired is established when an insurance company is acquired or when the Company acquires a block of in-force business.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The Company utilizes a 12% discount rate on the remaining unamortized business.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.  This expense is expected to decrease, unless the Company acquires a new block of business.

Operating expenses increased approximately 34% in the six month period ended June 30, 2014 in comparison to the same period in 2013.  Second quarter 2014 operating expenses are 38% higher than operating expenses reported in the second quarter of 2013. The increase in operating expenses for the three and six month periods ended June 30, 2014 are related to aircraft repair costs paid during the second quarter of 2014 and information technology expenses related to the implementation of a new administrative system, which were paid during both the first and second quarters of 2014.

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

Financial Condition

Investment Information

Investments represent approximately 83% and 82% of total assets at June 30, 2014 and December 31, 2013, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments that it is permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company's investment portfolio is invested in a diverse set of securities.

As of June 30, 2014, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders' equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market, with changes in market value charged directly to shareholders' equity.  Changes in the market value of available for sale securities resulted in net unrealized gains of $6,000,000 for the six month period ended June 30, 2014 and $2,600,000 for the second quarter of 2014.  Changes in the market value of available for sale securities resulted in net unrealized losses of $(5,100,000) for the three and six month periods ended June 30, 2013.

The Company's June 30, 2014 discounted mortgage loan asset balance decreased by 12% in comparison to the December 31, 2013 balance.  The decrease in the discounted mortgage loan balance is mainly attributable to a mortgage loan being fully repaid during the first quarter of 2014. The Company expects this investment balance to continue trending downward as the Company does not anticipate acquiring any additional discounted loan portfolios in the near term.

The Company's June 30, 2014 investment real estate balance decreased by 5% compared to the December 31, 2013 balance. The decline in the investment real estate balance is attributable to the sale of a certain real estate parcel during the second quarter of 2014.

During the second quarter of 2014, the Company issued three short term notes that are classified as short term investments as the notes mature in one year or less. One of the notes was fully repaid during July of 2014.

Capital Resources

Total shareholders' equity increased by approximately 6% as of June 30, 2014 compared to December 31, 2013. The increase in shareholders' equity is mainly attributable to the change in accumulated other comprehensive income.  The balance in accumulated other comprehensive income has increased $5,800,000 from December 31, 2013 to June 30, 2014.  The increase in other comprehensive income is related to the unrealized gains on the company's available for sale securities.

At June 30, 2014 and December 31, 2013, the Company had $18,200,000 and $19,100,000 of debt outstanding.  Approximately $1,200,000 of this debt is related to the ACAP dissenters' settlement that occurred during the fourth quarter of 2013.  Approximately $12,000,000 of this debt is related to credit facilities extended to a majority owned subsidiary of UTG, HPG Acquisitions, LLC ("HPG"), during 2012. HPG borrowed money to return capital to its investors.  UTG Avalon, LLC, a wholly owned subsidiary of UG, has an outstanding line of credit in the amount of $5,000,000.

The Company's investments are predominately in fixed maturity investments such as bonds, which provide sufficient return to cover future obligations.  The Company carries all of its fixed maturity holdings as available for sale, which are reported in the Condensed Consolidated Financial Statements at their market value.

Liquidity

The Company has three principal needs for cash - the insurance company's contractual obligations to policyholders, the payment of operating expenses and debt service.  Cash and cash equivalents as a percentage of total assets were approximately 4% and 5% as of June 30, 2014 and December 31, 2013, respectively.  Fixed maturities as a percentage of total assets were approximately 43% and 42% as of June 30, 2014 and December 31, 2013, respectively.

The Company currently has access to funds for operating liquidity.  UTG has an $8,000,000 revolving credit note with Illinois National Bank.  UTG Avalon, LLC also has a $5 million revolving credit note.  UG is a member of the FHLB which allows UG access to credit.  UG's current line of credit with the FHLB is $15 million.  At June 30, 2014, the Company had $6,200,000 of outstanding borrowings attributable to the lines of credit.  In July of 2014, the Company borrowed an additional $1,600,000 on the UTG line of credit. The proceeds were used to purchase an interest in an aircraft.

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

Net cash used in operating activities was approximately $4,500,000 and $5,680,000 for the six month period ended June 30, 2014 and 2013, respectively.  The variance in cash used in operating activities, when comparing June 30, 2014 and June 30, 2013 activity, is mainly attributable to the net loss recognized by the Company during the current year.

Net cash provided by investing activities was approximately $7,200,000 and $5,000,000 for the six month period ended June 30, 2014 and 2013, respectively.  The cash provided by and used in investing activities is expected to vary from quarter to quarter depending on market conditions and Management's ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was approximately $4,610,000 and $363,000 for the six month period ended June 30, 2014 and 2013, respectively.  During the first quarter of 2014, the Company used cash of approximately $3 million in the settlement of the sale of a small block of life insurance business.  The sale of this block of business was approved by the Ohio Department of Insurance during the first quarter of 2014. During the second quarter of 2014, the Company repaid $900,000 on the outstanding line of credit.

UTG is a holding company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  At June 30, 2014, substantially all of the consolidated shareholders equity represents net assets of its subsidiary.  The Company's insurance subsidiary has maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance company dividend payments where the company is domiciled.  No dividends were paid to shareholders in 2013 or the six month period ended June 30, 2014.

UG is an Ohio domiciled insurance company, which requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory net income or b) 10% of statutory capital and surplus.  For the year ended December 31, 2013, UG had statutory net income of $4,800,000.  At December 31, 2013 UG's statutory capital and surplus amounted to $34,900,000.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  During 2013, UG paid UTG ordinary dividends of $2,700,000.  During the second quarter of 2014, UG paid UTG a dividend of $1,000,000. UTG used the dividends received during 2013 and 2014 to pay on its outstanding line of credit balance.

Management believes the overall sources of liquidity available will be sufficient to satisfy the Company's financial obligations.
cial obligations.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the principal executive officer and principal financial officer, allowing timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE

ITEM 1A.  RISK FACTORS

NONE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  MINE SAFETY DISCLOSURES

NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS

*10.22	Promissory Note dated March 28, 2014 between UTG Avalon, LLC and First Southern Funding
*31.1	Certification of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101	Interactive Data File

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTG, INC.
(Registrant)

Date:	August 12, 2014	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	August 12, 2014	By	/s/ Theodore C. Miller
Theodore C. Miller
Senior Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

*10.22	Promissory Note dated March 28, 2014 between UTG Avalon, LLC and First Southern Funding
*31.1	Certification of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101	Interactive Data File

* Filed herewith