Form 10-Q
period 2014-09-30
UTG INC
filed 2014-11-12
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock as of October 29, 2014, was 3,704,890.

UTG, Inc.
(The "Company")

Part 1.   Financial Information.
Item 1.  Financial Statements.

UTG, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013*
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $170,011,957 and $171,085,396)	$178,384,934	$174,409,824
Equity securities, at fair value (cost $39,959,006 and $38,625,230)	44,183,279	40,514,978
Trading securities, at fair value (cost $5,849,287 and $6,924,413)	5,637,963	6,614,111
Mortgage loans on real estate at amortized cost	14,419,710	14,454,534
Discounted mortgage loans on real estate at cost	11,814,503	12,830,735
Investment real estate	74,338,898	83,585,359
Policy loans	11,204,877	11,860,960
Short-term investments	4,094,295	0
Total investments	344,078,459	344,270,501

Cash and cash equivalents	22,465,883	19,838,618
Accrued investment income	2,214,259	2,432,939
Reinsurance receivables:
Future policy benefits	28,314,645	28,767,326
Policy claims and other benefits	3,750,538	3,926,736
Cost of insurance acquired	9,294,398	10,636,412
Deferred policy acquisition costs	0	369,786
Property and equipment, net of accumulated depreciation	2,564,535	1,185,108
Income tax receivable	1,781,465	1,296,043
Other assets	3,560,551	4,390,620
Total assets	$418,024,733	$417,114,089

Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$276,284,892	$286,472,435
Policy claims and benefits payable	3,153,741	3,283,897
Other policyholder funds	359,604	378,772
Dividend and endowment accumulations	14,214,828	14,162,510
Deferred income taxes	11,860,577	9,633,641
Notes payable	19,197,534	19,097,534
Trading securities, at fair value (proceeds $534,266 and $505,272)	110,643	357,439
Other liabilities	9,524,395	5,860,420
Total liabilities	334,706,214	339,246,648

Shareholders' equity:
Common stock - no par value, stated value $.001 per share. Authorized 7,000,000 shares - 3,754,021 and 3,776,197 shares outstanding	3,754	3,776
Additional paid-in capital	43,781,371	44,050,778
Retained earnings	26,763,631	25,169,646
Accumulated other comprehensive income	8,573,649	3,459,401
Total UTG shareholders' equity	79,122,405	72,683,601
Noncontrolling interests	4,196,114	5,183,840
Total shareholders' equity	83,318,519	77,867,441
Total liabilities and shareholders' equity	$418,024,733	$417,114,089

* Balance sheet audited at December 31, 2013.
See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Revenue:
Premiums and policy fees	$2,801,510	$3,129,418	$8,892,557	$9,561,435
Ceded reinsurance premiums and policy fees	(769,490)	(882,710)	(2,377,513)	(2,427,747)
Net investment income	4,605,009	6,914,455	13,166,432	16,057,973
Other income	484,763	507,571	1,505,307	1,539,590
Revenues before realized gains (losses)	7,121,792	9,668,734	21,186,783	24,731,251
Realized investment gains (losses), net:
Other-than-temporary impairments	0	(1,010,001)	0	(1,036,927)
Other realized investment gains, net	2,510,130	677,248	4,481,591	1,325,738
Total realized investment gainslosses), net	2,510,130	(332,753)	4,481,591	288,811
Total revenue	9,631,922	9,335,981	25,668,374	25,020,062

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	4,006,105	5,091,459	17,137,960	16,056,237
Ceded Reinsurance benefits and claims	(368,224)	(1,251,518)	(2,694,770)	(2,448,871)
Annuity	(265,052)	413,332	297,187	971,763
Dividends to policyholders	103,473	109,547	369,790	405,846
Commissions and amortization of deferred policy acquisition costs	581,328	716	474,264	(49,742)
Amortization of cost of insurance acquired	246,412	266,088	739,236	798,264
Operating expenses	2,287,114	2,330,328	7,673,594	6,360,454
Interest expense	269,925	173,928	562,083	428,466
Total benefits and other expenses	6,861,081	7,133,880	24,559,344	22,522,417

Income before income taxes	2,770,841	2,202,101	1,109,030	2,497,645
Income tax benefit (expense)	502,364	(498,392)	969,751	(486,357)

Net income	3,273,205	1,703,709	2,078,781	2,011,288

Net income attributable to noncontrolling interests	(165,763)	(137,559)	(484,796)	(480,342)

Net income attributable to common shareholders'	$3,107,442	$1,566,150	1,593,985	1,530,946

Amounts attributable to common shareholders'
Basic income per share	$0.83	$0.41	0.42	0.40

Diluted incomeper share	$0.83	$0.41	0.42	0.40

Basic weighted average shares outstanding	3,756,857	3,786,692	3,764,578	3,791,732

Diluted weighted average shares outstanding	3,756,857	3,786,692	3,764,578	3,791,732

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Net income	$3,273,205	$1,703,709	$2,078,781	$2,011,288

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	(928,207)	151,032	8,373,858	(7,661,163)
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	324,873	(52,861)	(2,930,850)	2,681,407
Unrealized holding gains (losses) arising during period, net of tax	(603,334)	98,171	5,443,008	(4,979,756)

Less reclassification adjustment for gains included in net income	(167,711)	(181,343)	(505,785)	(910,382)
Tax expense for gains included in net income	58,699	63,470	177,025	318,634
Reclassification adjustment for gains included in net income, net of tax	(109,012)	(117,873)	(328,760)	(591,748)
Subtotal: Other comprehensive income (loss), net of tax	(712,346)	(19,702)	5,114,248	(5,571,504)

Comprehensive income (loss)	2,560,859	1,684,007	7,193,029	(3,560,216)

Less comprehensive income attributable to noncontrolling interests	(165,763)	(137,559)	(484,796)	(480,342)

Comprehensive income (loss) attributable to UTG, Inc.	$2,395,096	$1,546,448	$6,708,233	$(4,040,558)

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2014	2013

Cash flows from operating activities:
Net income attributable to common shareholders	$1,593,985	$1,530,946
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	(1,317,429)	(3,197,526)
Realized investment gains, net	(4,481,591)	(288,811)
Unrealized trading (gains) losses included in income	71,650	(249,992)
Amortization of deferred policy acquisition costs	369,786	42,324
Amortization of cost of insurance acquired	739,236	798,264
Depreciation	1,116,486	954,827
Net income attributable to noncontrolling interest	484,796	480,342
Charges for mortality and administration of universal life and annuity products	(5,001,163)	(5,171,353)
Interest credited to account balances	3,800,529	3,893,025
Change in accrued investment income	218,680	288,854
Change in reinsurance receivables	628,879	505,768
Change in policy liabilities and accruals	(4,940,058)	(4,680,614)
Change in income taxes receivable (payable)	(485,422)	(3,866,361)
Change in other assets and liabilities, net	2,984,740	3,005,247
Net cash used in operating activities	(4,216,896)	(5,955,060)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	20,787,523	27,476,702
Equity securities available for sale	6,303,763	528,114
Trading securities	1,051,502	24,017,415
Mortgage loans	1,762,505	15,094,812
Discounted mortgage loans	3,236,923	6,182,319
Real estate	19,525,094	7,301,330
Policy loans	2,590,935	2,758,116
Short-term investments	888,384	0
Total proceeds from investments sold and matured	56,146,629	83,358,808
Cost of investments acquired:
Fixed maturities available for sale	(19,580,517)	(21,602,005)
Equity securities available for sale	(6,554,165)	(8,996,880)
Trading securities	(22,524)	(23,105,651)
Mortgage loans	(1,727,681)	(9,986,840)
Discounted mortgage loans	(611,723)	(1,455,670)
Real estate	(7,111,362)	(9,404,269)
Policy loans	(1,934,852)	(2,204,016)
Short-term investments	(4,982,679)	(25,000)
Total cost of investments acquired	(42,525,503)	(76,780,331)
Purchase of property and equipment	(1,600,000)	0
Net cash provided by investing activities	12,021,126	6,578,477

Cash flows from financing activities:
Policyholder contract deposits	4,095,032	4,461,097
Policyholder contract withdrawals	(4,584,472)	(4,056,584)
Proceeds from notes payable/line of credit	1,600,000	0
Payments of principal on notes payable/line of credit	(1,500,000)	(1,857,954)
Purchase of treasury stock	(269,429)	(238,305)
Non controlling contributions (distributions) of consolidated subsidiary	(1,472,522)	0
Sale of block of businees	(3,045,574)	0
Net cash provided by in financing activities	(5,176,965)	(1,691,746)

Net increse (decrease) in cash and cash equivalents	2,627,265	(1,068,329)
Cash and cash equivalents at beginning of period	19,838,618	23,321,246
Cash and cash equivalents at end of period	$22,465,883	$22,252,917

See accompanying notes.

UTG, Inc.
Notes to Condensed Consolidated Financial Statements

  Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2013, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the "Parent" or "UTG") and its subsidiaries (collectively with the Parent, the "Company").  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company's consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.  The Company's results of operations for the nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other future period.

This document at times will refer to UTG's largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC ("FSF"), a Kentucky corporation, and First Southern Bancorp, Inc. ("FSBI"), a financial services holding company.  FSBI operates through its  100 % owned subsidiary bank, First Southern National Bank ("FSNB").  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG's largest shareholder through his ownership control of FSF, FSBI and affiliates.  At  September 30, 2014, Mr. Correll owns or controls directly and indirectly approximately  56.57 % of UTG's outstanding stock.

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

Investments in available for sale securities are summarized as follows:

September 30, 2014	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$32,975,714	$2,916,994	$(76,928)	$35,815,780
States, municipalities and political subdivisions	95,000	1,600	0	96,600
U.S. special revenue and assessments	1,703,536	70,642	(212,870)	1,561,308
Collateralized mortgage obligations	1,089,595	99,994	(7)	1,189,582
Public utilities	399,924	56,314	0	456,238
All other corporate bonds	133,748,188	7,131,299	(1,614,061)	139,265,426
	170,011,957	10,276,843	(1,903,866)	178,384,934
Equity securities	39,959,006	4,368,467	(144,194)	44,183,279
Total	$209,970,963	$14,645,310	$(2,048,060)	$222,568,213

December 31, 2013	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$32,963,938	$3,156,158	$(107,550)	$36,012,546
States, municipalities and political subdivisions	110,000	0	(924)	109,076
U.S. special revenue and assessments	2,152,892	95,763	(239,620)	2,009,035
Collateralized mortgage obligations	1,289,975	116,900	(13)	1,406,862
Public utilities	399,913	49,567	0	449,480
All other corporate bonds	134,168,678	3,483,229	(3,229,082)	134,422,825
	171,085,396	6,901,617	(3,577,189)	174,409,824
Equity securities	38,625,230	1,889,748	0	40,514,978
Total	$209,710,626	$8,791,365	$(3,577,189)	$214,924,802

The amortized cost and estimated market value of debt securities at September 30, 2014, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale September 30, 2014	Amortized Cost	Estimated Fair Value

Due in one year or less	$2,123,529	$2,162,219
Due after one year through five years	30,119,653	32,271,787
Due after five years through ten years	88,663,220	93,033,930
Due after ten years	48,015,960	49,727,416
Collateralized mortgage obligations	1,089,595	1,189,582
Total	$170,011,957	$178,384,934

The fair value of investments with sustained gross unrealized losses at September 30, 2014 and December 31, 2013 are as follows:

September 30, 2014	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$0	0	$4,920,310	(76,928)	$4,920,310	(76,928)
U.S. Special Revenue and Assessments	0	0	774,450	(212,870)	774,450	(212,870)
Collateralized mortgage obligations	0	0	1,034	(7)	1,034	(7)
All other corporate bonds	21,284,486	(237,864)	3,394,304	(1,376,197)	24,678,790	(1,614,061)
Total fixed maturities	$21,284,486	(237,864)	$9,090,098	(1,666,002)	$30,374,584	(1,903,866)

Equity securities	$1,055,295	(144,194)	$0	0	$1,055,295	(144,194)

December 31, 2013	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$4,889,060	(107,550)	$0	0	$4,889,060	(107,550)
States, municipalities and political subdivisions	109,076	(924)	0	0	109,076	(924)
U.S. special revenue and assessments	747,700	(239,620)	0	0	747,700	(239,620)
Collateralized mortgage obligations	1,922	(13)	0	0	1,922	(13)
All other corporate bonds	49,430,637	(1,481,562)	7,318,832	(1,747,520)	56,749,469	(3,229,082)
Total fixed maturities	$55,178,395	(1,829,669)	$7,318,832	(1,747,520)	$62,497,227	(3,577,189)

Equity securities	$0	0	$0	0	$0	0

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of September 30, 2014
Fixed maturities	10	7	17
Equity securities	22	0	22
As of December 31, 2013
Fixed maturities	30	5	35
Equity securities	0	0	0

Substantially all of the unrealized losses on fixed maturities available for sale and equity securities at September 30, 2014 and December 31, 2013 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company's expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company's evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of September 30, 2014 and December 31, 2013.

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

Based on Management's review of the investment portfolio, the Company recorded the following losses for other-than-temporary impairments in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	September 30,
	2014	2013

Other than temporary impairments:
Common stock	$0	$1,000,000
Mortgage loan	0	10,001
Total	$0	$1,010,001

	Nine Months Ended
	September 30,
	2014	2013

Other than temporary impairments:
Common stock	0	1,000,000
Mortgage loan	0	10,001
Real estate	$0	$26,926
Total	0	1,036,927

The other-than-temporary impairments recognized during 2013 were due to Management's assessment of the value of the investments. The investments were written down to better reflect current expected market value.

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Condensed Consolidated Statements of Operations.  Trading securities include exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities are securities sold short. A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  The fair value of derivatives included in trading security assets and trading security liabilities as of  September 30, 2014 was $41,000 and $(107,202), respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2013 was $194,000 and $(353,907), respectively.  Earnings from trading securities are classified in cash flows from operating activities. The derivatives held by the Company are for income generation purposes only.

Trading revenue charged to net investment income from trading securities was:

	Three Months Ended
	September 30,
	2014	2013

Net unrealized gains (losses)	$(87,272)	$200,447
Net realized gains (losses)	120,296	(258,099)
Net unrealized and realized gains (losses)	$33,024	$(57,652)

	Nine Months Ended
	September 30,
	2014	2013

Net unrealized gains (losses)	$(71,650)	$249,992
Net realized gains (losses)	291,834	(42,237)
Net unrealized and realized gains (losses)	$220,184	$207,755

Mortgage Loans

As of September 30, 2014 and December 31, 2013, the Company's mortgage loan portfolio contained 35 and 39 mortgage loans, including discounted mortgage loans, with a carrying value of $26,234,213 and $27,285,269, respectively.

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

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquires the discounted mortgage loans at below contract value, and believes that it will fully recover its carrying value upon disposal, therefore no reserve for delinquent loans is deemed necessary.  Those loans not currently paying are being vigorously worked by Management.  The current discounted commercial mortgage loan portfolio has an average price of  31.98 % of face value and Management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.

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

The following table presents the Company's assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheet on a recurring basis as of September 30, 2014.

	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$19,273,713	$158,365,555	$745,666	$178,384,934
Equity Securities, available for sale	7,183,119	7,149,212	29,850,948	44,183,279
Trading Securities	5,637,963	0	0	5,637,963
Total	$32,094,795	$165,514,767	$30,596,614	$228,206,176

Liabilities
Trading Securities	$110,643	$0	$0	$110,643
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

	Fixed Maturities, Available for Sale	Equity Securities, Available for Sale	Total
Balance at December 31, 2013	$313,813	$32,096,586	$32,410,399
Total unrealized gains (losses):
Included in realized gains/(losses)	174,660	1,014,642	1,189,302
Included in other comprehensive income	70,361	669,970	740,331
Purchases	500,000	0	500,000
Sales	(313,168)	(3,930,250)	(4,243,418)
Balance at September 30, 2014	$745,666	$29,850,948	$30,596,614

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

	September 30, 2014		December 31, 2013
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage loans on real estate	$14,419,710	$14,634,911	$14,454,534	$14,734,756
Discounted mortgage loans	11,814,503	11,814,503	12,830,735	12,830,735
Investment real estate	74,338,898	74,338,898	83,585,359	83,585,359
Policy loans	11,204,877	11,204,877	11,860,960	11,860,960
Cash and cash equivalents	22,465,883	22,465,883	19,838,618	19,838,618
Short term investments	4,094,295	4,094,295	0	0
Liabilities
Notes payable	19,197,534	19,197,534	19,097,534	19,097,534

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

The carrying amount of cash and cash equivalents in the condensed consolidated financial statements approximates fair value given the highly liquid nature of the instruments.  The inputs used to measure the fair value of our cash and cash equivalents are classified as Level 1 within the fair value hierarchy.

The carrying amount of short term investments in the condensed consolidated financial statements approximates fair value.  The inputs used to measure the fair value of our short term investments are classified as Level 3 within the fair value hierarchy.

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

Note 5 – Credit Arrangements

At September 30, 2014 and December 31, 2013, the Company had the following outstanding debt:

		Outstanding Principal Balance
Instrument	Issue Date	Maturity Date	September 30, 2014	December 31, 2013
Promissory Note:
HPG Acquisitions	12/27/2012	3/4/2018	12,000,000	12,000,000

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2013	Borrowings	Repayments	September 30, 2014
Lines of Credit:
UTG	11/20/2013	11/20/2014	$8,000,000	$2,097,534	1,600,000	900,000	$2,797,534
UTG Avalon	3/28/2013	3/28/2015	5,000,000	5,000,000	0	600,000	4,400,000
UG	12/28/2010	12/5/2014	15,000,000	0	0	0	0

The HPG Acquisitions, LLC ("HPG") promissory note issued on December 27, 2012 is secured by real estate owned by HPG. The promissory note bears interest at a fixed rate of  4.00%. Interest is payable monthly. Principal is payable monthly beginning in the third year of the note.

The UTG line of credit carries interest at a fixed rate of  3.75% and is payable monthly. As collateral, UTG has pledged  100% of the common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company ("UG"). .During July of 2014, the Company borrowed an additional $1,600,000 on the line of credit. The proceeds were used to purchase an interest in an aircraft. The Company made a principal payment of $1,800,000 on the outstanding line of credit during October of 2014. The Company is currently negotiating the renewal of this line of credit and anticipates the renewal occurring on or before the maturity date of November 20, 2014.

The UTG Avalon, LLC line of credit issued on March 28, 2013 currently carries interest at a rate of  4.00 % with monthly interest payments. The interest rate is a variable rate that will be 0.50% above the lowest of the U.S. Prime Rates as published in the money section of the Wall Street Journal with a floor rate of 4%. The interest rate is subject to change monthly and changes in the interest rate will take effect on the first day of the month following the rate change.  This line of credit was renewed on March 28, 2014.

UG is a member of the Federal Home Loan Bank ("FHLB").  This membership allows the Company access to additional credit up to a maximum of 50% of the total assets of UG.  To be a member of the FHLB, the Company was required to purchase shares of common stock of FHLB.  Borrowing capacity is based on 50 times each dollar of stock acquired in FHLB above the "base membership" amount.

The consolidated scheduled principal reductions on the notes payable for the next five years are as follows:

Year	Amount

2014	$2,797,534
2015	4,745,460
2016	478,193
2017	499,277
2018	10,677,070

Note 6 – Shareholders' Equity
Stock Repurchase Programs

The Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of up to $6,000,000 of UTG's common stock. Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are made based on the last available market price and are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company.  During the nine month period ended  September 30, 2014, the Company repurchased 22,176 shares through the stock repurchase program for $269,429.  Through September 30, 2014, UTG has spent $5,396,000 in the acquisition of 610,702 shares under this program.

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  At September 30, 2014 and 2013, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

Under the insurance guaranty fund laws in most states, insurance companies doing business in a participating state can be assessed up to prescribed limits for policyholder losses incurred by insolvent or failed insurance companies.  Although the Company cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer's financial strength.  Mandatory assessments may be partially recovered through a reduction in future premium tax in some states. The Company does not believe such assessments will be materially different from amounts already provided for in the condensed consolidated financial statements, though the Company has no control over such assessments.

Within the Company's trading accounts, certain trading securities carried as liabilities represent securities sold short.  A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.

The following table represents the total funding commitments and the unfunded commitment as of September 30, 2014 related to certain investments:

	Total Funding	Unfunded
	Commitment	Commitment
RLF III, LLC	$4,000,000	$398,120
Llano Music, LLC	4,000,000	2,137,000
Marcellus HBPI, LLP	1,800,000	141,300
PBEX, LLC	5,600,000	1,400,000
Sovereign's Capital, LP	500,000	250,000
MM-Appalachia IV, LP	2,475,000	767,250
UGLIC, LLC	1,600,000	800,000

During 2006, the Company committed to invest in RLF III, LLC ("RLF"), which makes land-based investments in undervalued assets. RLF makes capital calls as funds are needed for continued land purchases.

During 2010, the Company made a commitment to invest in Llano Music, LLC ("Llano"), which invests in music royalties. Llano makes capital calls to its investors as funds are needed to acquire the royalty rights.  During 2014, the commitment amount increased by $2,000,000. During October of 2014, Llano called $233,000 of the unfunded commitment.

During 2012, the Company committed to invest in Marcellus HBPI, LLP, which purchases land for leasing opportunities to those looking to harvest natural resources. Marcellus HPBI, LLP makes capital calls to investors as funds are needed for continued land purchases.

During 2012, the Company committed to invest in PBEX, LLC, which purchases land for leasing opportunities to those looking to harvest natural resources. PBEX, LLC makes capital calls to investors as funds are needed for continued land purchases. On October 30, 2014, the Company funded the remaining unfunded portion of this commitment.

During 2012, the Company committed to invest in Sovereign's Capital, LP ("Sovereign's"), which invests in companies in emerging markets. Sovereign's makes capital calls to investors as funds are needed.

During 2013, the Company committed to invest in MM-Appalachia IV, LP, which purchases land for leasing opportunities to those looking to harvest natural resources. MM-Appalachia IV, LP makes capital calls to investors as funds are needed for continued land purchases. During October of 2014, MM-Appalachia IV, LP called $396,000 of the unfunded commitment.

During 2014, the Company committed to invest in UGLIC, LLC, which purchases real estate tax receivables.  UGLIC, LLC makes capital calls as funds are needed for additional purchases.

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	September 30,
	2014	2013

Interest	$20,689	$2,551
Federal income tax	4,000	0

	Nine Months Ended
	September 30,
	2014	2013

Interest	$55,009	$34,592
Federal income tax	4,000	3,465,000

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

Note 10 – Subsequent Events

On November 10, 2014, the Company closed on the sale of its 74% indirect owned subsidiary, HPG Acquisitions, LLC ("HPG").  The Company projects a gain, net of taxes, of approximately $5,100,000, or $1.36 per share.  These results will be reflected in the Company's fourth quarter 2014 financial statements.

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

Cautionary Statement Regarding Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. Management has based the forward-looking statements on current expectations and projections about future events. The forward-looking statements include information about possible or assumed future results of operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that Management expects or anticipates may occur in the future, including such things as the growth of our business and operations, our business strategy, competitive strengths, goals, plans, future capital expenditures and references to future successes may be considered forward-looking statements. Also, when words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "probably," or similar expressions are used, Management is making forward-looking statements.

Numerous risks and uncertainties may impact the matters addressed by our forward-looking statements, any of which could negatively and materially affect our future financial results and performance.

Although Management believes that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and, therefore, the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements that are included in this report, our inclusion of this information is not a representation by Management or any other person that our objectives and plans will be achieved. In light of these risks, uncertainties and assumptions, any forward-looking event discussed in this report may not occur.  Our forward-looking statements speak only as of the date made, and Management undertakes no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments, unless the securities laws require us to do so.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability.  The Company's critical accounting policies and the related estimates considered most significant by Management are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.  Management has identified the accounting policies related to cost of insurance acquired, assumptions and judgments utilized in determining if declines in fair values of investments are other-than-temporary, and valuation methods for investments that are not actively traded as those, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Condensed Consolidated Financial Statements and this Management's Discussion and Analysis.

During the nine months ended September 30, 2014, there were no additions to or changes in the critical accounting policies disclosed in the 2013 Form 10-K, except for recently adopted accounting standards discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

On a consolidated basis, the Company reported net income attributable to common shareholders' of $1,594,000 for the nine month period ended September 30, 2014 and net income attributable to common shareholders' of $3,107,000 for the three month period ended September 30, 2014.  For the nine month period ended September 30, 2013, the Company reported  net income attributable to common shareholders' of $1,531,000 and for the three month period ended September 30, 2013, the Company report net income attributable to common shareholders' of $1,566,000.

Revenues

The Company's total revenues increased by 3% when comparing the three and nine month periods ended September 30, 2014 to the same periods in 2013.  The increase was mainly attributable to realized investment gains recognized by the Company during 2014.

Premium and policy fee revenues, net of reinsurance, decreased 9% or $619,000 when comparing the first nine months of 2014 to the same period in 2013.  Premium and policy fee revenues, net of reinsurance, decreased by 10% when comparing the third quarter of 2014 and 2013.  The Company writes minimal new business.  Premium and policy fee revenues, net of reinsurance, represented 26% and 29% of the Company's revenues as of September 30, 2014 and 2013, respectively.  Unless the Company acquires a new insurance company or a block of in-force business, Management expects premium revenue to continue to decline on the existing blocks of business at a rate consistent with prior experience.

Net investment income represented 51% and 64% of the Company's total revenues for the nine month period ended September 30, 2014 and 2013, respectively.  The Company reported net investment income of $13,166,000 for the nine month period ended September 30, 2014, a decrease of 18% compared to the same period in 2013.  For the three month period ended September 30, 2014, net investment income decreased 33% or $2,309,000, compared to the same quarter in 2013.  Investment income from the fixed maturities investment portfolio and the real estate investment portfolio consistently represented a substantial portion, approximately 70%, of the gross investment income for the three and nine month periods ended September 30, 2014 and 2013.

While income from the fixed maturities and real estate investment portfolios remained consistent, when comparing 2013 and 2014 activity, the Company reported less income from the discounted mortgage loan investment portfolio, which was partially offset by an increase in income from the equity securities investment portfolio for the nine month period ended September 30, 2014.

For the nine month period ended September 30, 2014, income from the discounted mortgage loan portfolio decreased 55%, compared to the same period in 2013.  During the third quarter of 2014, income from the discounted mortgage loan portfolio was 69% lower, compared to the same period in 2013. The discounted mortgage loan investment balance decreased 8% from December 31, 2013 to September 30, 2014 and is expected to continue trending downward as the Company does not anticipate acquiring any additional discounted loan portfolios in the near term.

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

For the nine month period ended September 30, 2014, income from the equity securities investment portfolio increased 14%, compared to the same period in 2013.  During the third quarter of 2014, income from the equity securities investment portfolio was comparable to the same period in 2013.  During the second quarter of 2014, the interest rate on one of the company's preferred stocks increased substantially, according to the terms of the contractual agreement, causing the increase in the equity securities income recognized by the Company.  The Company also realized a gain from the sale of a portion of this security during the second quarter of 2014, as discussed in the following paragraph.

The Company reported net realized investment gains of $4,482,000 and $289,000 for the nine month periods ended September 30, 2014 and 2013, respectively.  During the second quarter of 2014, the Company recognized a gain of $972,000 from the redemption of a portion of a preferred stock the Company holds in the equity investment portfolio. During the third quarter of 2014, the Company recognized a gain of $3,100,000 from the sale of real estate held by the Company.  The 2014 gains were offset by a third quarter loss of $1,171,000 on a note receivable that was deemed uncollectible as a result of the borrower going out of business.

During 2013, the Company's net gains of $1,326,000 were offset by an other-than-temporary impairment of $1,010,000 that was recognized during the third quarter of 2013.  The other-than-temporary impairment was recognized on an equity security and was based upon Management's assessment of the value of the security.  The investment was written down to better reflect the current expected market value of the security. During 2014, the Company removed this security from its portfolio as a result of the issuer going out of business.  Realized investment gains and losses are expected to vary depending on the investing activities of the Company.

In recent periods, Management's focus has been directed towards promoting and growing third party administration services ("TPA") services to unaffiliated life insurance companies.  The Company receives monthly fees based on policy in-force counts and certain other activity indicators, such as number of premium collections performed, or services performed.  For the nine month periods ended September 30, 2014 and 2013, the Company reported revenues from TPA services of $1,551,000 and $1,568,000, respectively.  Revenues from TPA fees are included in the line item "other income" on the Company's Condensed Consolidated Statements of Operations.  The Company intends to continue to pursue other TPA arrangements as well. The Company provides TPA services to insurance companies seeking business process outsourcing solutions.  Management believes the Company is positioned to generate additional revenues by utilizing the Company's current excess capacity and administrative services.

In the fourth quarter of 2013, Management made the determination to not renew its largest TPA contract when the contract was due for renewal in the fourth quarter of 2014.  This contract represented approximately 66% of the Company's total TPA revenues.  The contract with this TPA ended September 30, 2014.

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

Expenses

The Company reported total benefits and other expenses of $24,600,000 for the nine month period ended September 30, 2014, an increase of 9% from the same period in 2013.  For the three month period ended September 30, 2014, total benefits and other expenses decreased 4%, compared to the same quarter in 2013.  Benefits, claims and settlement expenses represented 51% and 62% of the Company's total expenses for the three and nine month periods ended September 30, 2014, respectively.  The other major expense category of the Company is operating expenses, which represented 33% and 31% of the Company's total expenses for the three and nine month periods ended September 30, 2014, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims, increased approximately 1% in the nine month period ended September 30, 2014, compared to the same period in 2013.  For the three month period ended September 30, 2014, life benefits, claims and settlement expenses, net of reinsurance benefits and claims, decreased 20%, compared to the same quarter in 2013.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.
In early 2013, the Company began a proactive analysis of its in-force business to try to reconnect with lost customers and verify its customers were not deceased.  In some instances, the Company found that the customer was indeed deceased, but no notification or claim was presented to the Company.  During 2013, the Company paid approximately $2,900,000 in death claim benefits as a result of this action.  During 2014, the Company paid approximately $1,200,000 in death claim benefits as a result of this action. This project was completed during the second quarter of 2014.

Net amortization of cost of insurance acquired decreased approximately 7% during the nine month period ended September 30, 2014 compared to the same period in 2013.  Cost of insurance acquired is established when an insurance company is acquired or when the Company acquires a block of in-force business.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The Company utilizes a 12% discount rate on the remaining unamortized business.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.  This expense is expected to decrease, unless the Company acquires a new block of business.

Operating expenses increased approximately 21% in the nine month period ended September 30, 2014 in comparison to the same period in 2013.  Third quarter 2014 and 2013 operating expenses were comparable. The increase in operating expenses for the nine month period ended September 30, 2014 are related to aircraft repair costs incurred during the second quarter of 2014, information technology expenses related to the implementation of a new administrative system incurred throughout the year and severance expense incurred as a result of a staff reduction that occurred during the third quarter of 2014.  The staff reduction was the result of the third party administrator contract that ended on September 30, 2014.

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

Financial Condition

Investment Information

Investments represent approximately 82% of total assets at September 30, 2014 and December 31, 2013, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments that it is permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company's investment portfolio is invested in a diverse set of securities.

As of September 30, 2014, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders' equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market, with changes in market value charged directly to shareholders' equity.  Changes in the market value of available for sale securities resulted in a net unrealized gain of $5,443,000 for the nine month period ended September 30, 2014 and a net unrealized loss of $(603,000) for the third quarter of 2014.  Changes in the market value of available for sale securities resulted in a net unrealized loss of $(4,980,000) for the nine month period ended September 30, 2013 and a net unrealized gain of $98,000 for the three month period ended September 30, 2013.

The Company's September 30, 2014 discounted mortgage loan asset balance decreased by 8% in comparison to the December 31, 2013 balance.  The decrease in the discounted mortgage loan balance is mainly attributable to a mortgage loan being fully repaid during the first quarter of 2014. The Company expects this investment balance to continue trending downward as the Company does not anticipate acquiring any additional discounted loan portfolios in the near term.

The Company's September 30, 2014 investment real estate balance decreased by 11% compared to the December 31, 2013 balance. The decline in the investment real estate balance is attributable to the sale of a certain real estate parcels during the second and third quarters of 2014. The sale of the real estate produced gains, which were discussed in the Revenues section above.
During the second quarter of 2014, the Company issued three short term notes that are classified as short term investments as the notes mature in one year or less. One of the notes was fully repaid during July of 2014.

Capital Resources

Total shareholders' equity increased by approximately 7% as of September 30, 2014 when compared to December 31, 2013. The increase in shareholders' equity is mainly attributable to the change in accumulated other comprehensive income.  The balance in accumulated other comprehensive income has increased $5,114,000 from December 31, 2013 to September 30, 2014.  The increase in other comprehensive income is related to the unrealized gains on the company's available for sale securities.

At September 30, 2014 and December 31, 2013, the Company had $19,198,000 and $19,100,000 of debt outstanding.  During the second quarter of 2014, UTG borrowed an additional $1,600,000 on this line of credit to purchase an interest in an aircraft.  UTG made a principal payment of $1,800,000 on this outstanding line of credit during the fourth quarter of 2014.

Approximately $12,000,000 of this debt is related to credit facilities extended to a majority owned subsidiary of UTG, HPG Acquisitions, LLC ("HPG"), during 2012. HPG borrowed money to return capital to its investors.  This debt was retired in full as a result of the sale of the properties securing this loan during the fourth quarter of 2014.

UTG Avalon, LLC, a wholly owned subsidiary of UG, has an outstanding line of credit in the amount of $5,000,000.  The principal balance of the note was reduced to $4,400,000 during the third quarter of 2014 as the result of the company making a principal payment of $600,000.

The Company's investments are predominately in fixed maturity investments such as bonds, which provide sufficient return to cover future obligations.  The Company carries all of its fixed maturity holdings as available for sale, which are reported in the Condensed Consolidated Financial Statements at their market value.

Liquidity

The Company has three principal needs for cash - the insurance company's contractual obligations to policyholders, the payment of operating expenses and debt service.  Cash and cash equivalents as a percentage of total assets were approximately 5% as of September 30, 2014 and December 31, 2013, respectively.  Fixed maturities as a percentage of total assets were approximately 43% and 42% as of September 30, 2014 and December 31, 2013, respectively.

The Company currently has access to funds for operating liquidity.  UTG has an $8,000,000 revolving credit note with Illinois National Bank.  UTG Avalon, LLC also has a $5,000,000 revolving credit note.  UG is a member of the FHLB which allows UG access to credit.  UG's current line of credit with the FHLB is $15,000,000.  At September 30, 2014, the Company had $7,198,000 of outstanding borrowings attributable to the lines of credit.  During the fourth quarter of 2014, the Company made a principal payment of $1,800,000 on the outstanding line of credit.

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

Net cash used in operating activities was approximately $4,217,000 and $5,955,000 for the nine month period ended September 30, 2014 and 2013, respectively.  The variance in the net cash used in operating activities appears reasonable given the current operating activities of the Company.

Net cash provided by investing activities was approximately $12,021,000 and $6,578,000 for the nine month period ended September 30, 2014 and 2013, respectively.  The cash provided by investing activities is expected to vary from quarter to quarter depending on market conditions and Management's ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was approximately $5,177,000 and $1,692,000 for the nine month period ended September 30, 2014 and 2013, respectively.  During the first quarter of 2014, the Company used cash of approximately $3,000,000 in the settlement of the sale of a small block of life insurance business.  The sale of this block of business was approved by the Ohio Department of Insurance during the first quarter of 2014. During the second and third quarters of 2014, the Company repaid $1,500,000 on the outstanding lines of credit. During the third quarter, the Company borrowed $1,600,000 on the UTG line of credit.

UTG is a holding Company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the Company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on Management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  At September 30, 2014, substantially all of the consolidated shareholders' equity represented net assets of its subsidiary.  The Company's insurance subsidiary has maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance Company dividend payments where the Company is domiciled.  No dividends were paid to shareholders in 2013 or the nine month period ended September 30, 2014.

UG is an Ohio domiciled insurance company, which requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory net income or b) 10% of statutory capital and surplus.  For the year ended December 31, 2013, UG had statutory net income of $4,800,000.  At December 31, 2013 UG's statutory capital and surplus amounted to $34,900,000.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  During 2013, UG paid UTG ordinary dividends of $2,700,000.  During the second quarter of 2014, UG paid UTG a dividend of $1,000,000. During the fourth quarter of 2014, UG paid UTG a dividend of $2,800,000. UTG used the dividends received during 2013 and 2014 to pay on its outstanding line of credit balance and purchase outstanding shares of UTG stock.

Management believes the overall sources of liquidity available will be sufficient to satisfy the Company's financial obligations.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to Management, including the principal executive officer and principal financial officer, allowing timely decisions regarding required disclosure. Under the supervision and with the participation of Management, including the principal executive officer and principal financial officer, Management conducted an evaluation of the disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, the principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

UTG, INC.
(Registrant)

Date:	November 12, 2014	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	November 12, 2014	By	/s/ Theodore C. Miller
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