Form 10-K
period 2014-12-31
UTG INC
filed 2015-03-25
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).   Yes [  ]    No [X]

As of June 30, 2014, shares of the Registrant's common stock held by non-affiliates (based upon the price of the last sale of $12.25 per share), had an aggregate market value of approximately $16,943,318.

At February 5, 2015 the Registrant had 3,705,574 outstanding shares of common stock, stated value $.001 per share.

Documents incorporated by reference:  None

UTG, Inc.
Form 10-K
Year Ended December 31, 2014

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

UG has several wholly-owned and majority-owned subsidiaries.  The subsidiaries were formed to hold certain real estate and other investments.  The investments were placed into the limited liability companies and partnerships to provide additional protection to the policyholders and to UG.

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of systems and networks and the confidentiality, availability and integrity of data.  Although the Company makes efforts to maintain the security and integrity of the networks and systems, there can be no assurance that the security efforts will be effective or that attempted security breaches or disruptions would not be successful or damaging.  In the event a security breach or failure results in the disclosure of sensitive third party data or the transmission of harmful/malicious code to third parties, the Company could be subject to liability claims.  The Company does not currently carry insurance coverage against such liabilities.  Depending on their nature and scope, such threats also could potentially lead to improper use of our systems and networks, manipulation and destruction of data, loss of trade secrets, system downtimes and operational disruptions, which in turn, could adversely affect our reputation, competitiveness and results of operations.

This document at times will refer to the Registrant's largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC, a Kentucky corporation, ("FSF") and First Southern Bancorp, Inc. ("FSBI"), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank ("FSNB").  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG's largest shareholder through his ownership control of FSF, FSBI and affiliates.  At December 31, 2014, Mr. Correll owns or controls directly and indirectly approximately 57.31% of UTG's outstanding stock.

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

Tradition – The Tradition policy is a fixed premium whole life insurance policy. Premiums are level and payable for life.  Issue ages are 0-75. The minimum face amount is the greater of $10,000 or the amount of coverage provided by a $100 annual premium.

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

The liabilities for traditional life insurance and accident and health insurance policy benefits are computed using a net level method.  These liabilities include assumptions as to investment yields, mortality, withdrawals, and other assumptions based on the life insurance subsidiary's experience adjusted to reflect anticipated trends and to include provisions for possible unfavorable deviations.  The Company makes these assumptions at the time the contract is issued or, in the case of contracts acquired by purchase, at the purchase date.  Future policy benefits for individual life insurance and annuity policies are computed using interest rates ranging from 2% to 6% for life insurance and 2.5% to 7.5% for annuities.  Benefit reserves for traditional life insurance policies include certain deferred profits on limited-payment policies that are being recognized in income over the policy term.  Policy benefit claims are charged to expense in the period that the claims are incurred.  The mortality rate assumptions for policies currently issued by the Company are based on 2001 select and ultimate tables.  Withdrawal rate assumptions are based upon Linton B or Linton C, which are industry standard actuarial tables for forecasting assumed policy lapse rates.

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

The following table summarizes the Company's fixed maturities distribution at December 31, 2014 and 2013 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

Fixed Maturities

	% of Portfolio

Rating	2014	2013
Investment Grade
AAA	0%	0%
AA	12%	24%
A	33%	14%
BBB	50%	54%
Below Investment Grade	5%	8%
	100%	100%

The following table shows the composition, average maturity and yield of the Company's investment portfolio at December 31, 2014.

	Average
	Carrying	Average	Average
Investments	Value	Maturity	Yield

Fixed maturities held for sale	$185,945,640	10.2 years	4.42%
Equity securities	40,755,490	Not applicable	7.99%
Trading securities	5,220,181	Not applicable	(9.13)%
Mortgage loans	14,257,732	2 years	6.49%
Discounted mortgage loans	10,965,894	14 years	33.44%
Investment real estate	67,296,230	Not applicable	12.92%
Policy loans	11,482,723	Not applicable	6.62%
Short-term investments	2,191,091	On demand	3.22%
Total Investments	$338,114,981		7.43%

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

During 2014 and 2013, the Company acquired approximately $2.3 million and $16.8 million in mortgage loans, respectively, including both regular participation mortgage loans as well as discounted mortgage loans.  FSNB services a majority of the mortgage loan portfolio of the Company.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.
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

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquired the discounted mortgage loans at below contract value, and believes that it will fully recover its carrying value upon disposal, therefore no reserve for delinquent loans is deemed necessary.  The loan portfolio since purchase is performing very well with a majority of the loans currently paying.  Those not currently paying are being vigorously worked by Management.  The current discounted commercial mortgage loan portfolio has an average price of 27.3% of face value and Management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.  The mortgage loan reserve was $0 at December 31, 2014 and 2013.

The following table shows a distribution of the Company's mortgage loans and discounted mortgage loans by type:

Mortgage Loans	Amount	% of Total

Commercial – all other	$22,395,976	97%
Residential – all other	766,006	3%
Total	$23,161,982	100%

The following table shows a geographic distribution of the Company's mortgage loan portfolio including discounted mortgage loans and investment real estate:

	Mortgage Loans	Real Estate

Alabama	3%	0%
Arizona	10%	2%
California	1%	1%
Colorado	0%	3%
Florida	13%	31%
Georgia	6%	15%
Kentucky	10%	27%
Mississippi	17%	0%
Nevada	33%	0%
New Mexico	4%	0%
North Carolina	2%	0%
Ohio	1%	1%
South Carolina	0%	4%
Texas	0%	6%
West Virginia	0%	10%
Total	100%	100%

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

Personnel

At December 31, 2014, UTG and its subsidiaries had 45 full-time employees.  UTG's operations are headquartered in Springfield, Illinois.

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

The following table shows the high and low closing prices for each quarterly period during the past two years, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  The quotations below were acquired from the Yahoo Finance web site, which also provides quotes for over-the-counter traded securities such as UTG.

	2014		2013

Period	High	Low	High	Low

First quarter	12.50	11.25	15.50	12.75
Second quarter	12.50	10.55	15.50	12.62
Third quarter	14.13	12.25	12.98	12.00
Fourth quarter	14.50	13.55	12.75	10.55

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

As of February 5, 2015 there were 6,578 record holders of UTG common stock.

Purchases of Equity Securities

The following table provides information with respect to purchases we made of our common stock during the three months ended December 31, 2014 and total repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
Oct. 1 through Oct. 31, 2014	49,173	$13.99	49,173	N/A	$110,015
Nov. 1 through Nov. 30, 2014	2,016	$13.90	2,016	N/A	$81,999
Dec. 1 through Dec. 31, 2014	807	$14.28	807	N/A	$1,070,474
Total	51,996		51,996

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. During December of 2014, the Board of Directors approved a resolution to increase the repurchase amount by $1 million, for a total repurchase of $7 million.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are made based on the last available market price and are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company. During 2014, the Company repurchased 74,172 shares through the stock repurchase program for $996,851.  Through December 31, 2014, UTG has spent $6.1 million in the acquisition of 662,698 shares under this program.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's discussion and analysis of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively with the Parent, the "Company") for the years ended December 31, 2014 and 2013. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

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

Results of Operations

On a consolidated basis, the Company had net income attributable to common shareholders of $7 million and $3.3 million in 2014 and 2013, respectively.  In 2014, income before income taxes was $11.1 million compared to $4.7 million in 2013.  Total revenue was $43.6 million in 2014 and $34.4 million in 2013.

One-time events, primarily reflected in realized gains, comprise a substantial portion of the net income and revenue reported by the Company during 2014 and 2013.  The magnitude of realized investment gains and losses in a given year is a function of the timing of trades of investments relative to the markets themselves as well as the recognition of any impairments on investments.  Future earnings will be significantly negatively impacted should earnings from these one-time items not be realizable in a future period.  While Management believes there remain additional investments with such one-time earnings, when or if realized remains uncertain.

Total benefits and other expenses paid in 2014 were $32.5 million compared to $29.7 million in 2013.

Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased approximately 7% when comparing 2014 to 2013.  The Company writes very little new business. Unless the Company acquires a new company or a block of in-force business, Management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience. The Company's average persistency rate for all policies in-force for 2014 and 2013 was approximately 96.6% and 96.5%, respectively.  Persistency is a measure of insurance in-force retained in relation to the previous year.

The following table reflects net investment income of the Company for the years ended December 31:

	2014	2013

Fixed maturities available for sale	$8,225,640	$8,060,930
Equity securities	3,255,611	2,955,918
Trading securities	(476,578)	(944)
Mortgage loans	925,862	888,960
Discounted mortgage loans	3,666,991	7,672,483
Real estate	8,695,153	9,967,590
Policy loans	760,715	782,358
Short-term	70,578	0
Cash and cash equivalents	505	1,060
Total consolidated investment income	25,124,477	30,328,355
Investment expenses	(8,774,758)	(8,064,520)
Consolidated net investment income	$16,349,719	$22,263,835

The Company's gross investment income and net investment income were down approximately 17% and 27%, respectively, when comparing the current and prior year results. Investment expenses were up approximately 9% when comparing the current and prior year results. The variance in investment income, when comparing the current and prior year results, is mainly attributable to fluctuations in the earnings of the trading securities, discounted mortgage loans and real estate investment portfolios.

During the current year, the Company reported a loss of approximately $(476,000) in the trading securities portfolio compared to a small loss of approximately $(1,000) in the prior year.  The fluctuation in earnings from the trading securities portfolio is attributable to market value fluctuations of these investments.

Income from the discounted mortgage loan portfolio decreased approximately 52% or $4 million when comparing 2014 and 2013 results. Income from discounted mortgage loans represented 22% of the consolidated net investment income reported by the Company during 2014. Income from the discounted mortgage loan portfolio is mainly the result of one-time events.

In recent periods, discounted mortgage loans have become more difficult to purchase as the result of an increase in market competition. Management expects the discounted mortgage loan portfolio to continue to shrink as a result of the market competition and mortgage loan payoffs.  While Management believes the discounted loans will continue to have favorable earnings and outcomes as they are worked through, there can be no assurance this will remain true in future periods.  Changes in the current economy could have a negative impact on the loans, including the financial stability of the borrowers, the borrowers' ability to pay or refinance, the value of the property held as collateral and the ability to find purchasers at favorable prices.

Income from the real estate portfolio decreased approximately 13% or $1.2 million when comparing the current and prior year results.  Similar to the discounted mortgage loan portfolio, the results of the real estate investment portfolio are mainly driven by one-time events.

The Company's investment expenses increased approximately 9% or $700,000 when comparing the 2014 and 2013 results. Investment expenses are expected to vary from year to year depending on the resources utilized by the Company to maintain and work the investment portfolio.  The current year increase in investment expenses is mainly attributable to increased costs associated with certain real estate investments.

The following table reflects net realized investment gains (losses) for the years ended December 31:

	2014	2013

Fixed maturities available for sale	$1,278,743	$1,597,692
Equity securities	2,645,216	67,139
Real estate	13,297,119	437,332
Mortgage loans	0	(11,135)
Equity securities – OTTI	(126,959)	(1,000,000)
Real estate – OTTI	(35,946)	(201,775)
Consolidated net realized investment gains	$17,058,173	$889,253

The Company's net realized investment gains increased substantially in comparison to the prior year and are mainly the result of gains recognized in the equity and real estate investment portfolios. Gains from the fixed maturities investment portfolio were comparable for 2014 and 2013.

The Company reported net gains of approximately $2.6 million from the sale of equity securities.  During the second and fourth quarters of 2014, the Company recognized gains totaling approximately $1.9 million from the redemption of a portion of a preferred stock the Company holds in the equity investment portfolio.

The Company reported net gains of approximately $13.3 million during 2014 from the sale of real estate.  During the fourth quarter of 2014, a majority owned subsidiary of UG, HPG Acquisitions, LLC ("HPG"), sold all of the real estate it owned in Midland, Texas and recognized a gain of approximately $10.1 million.  The sale of this real estate is the main reason for the fluctuation in the noncontrolling interest balance reported on the Consolidated Statements of Operations. During the third quarter of 2014, the Company recognized a gain of approximately $3.1 million from the sale of real estate held by one of UG's wholly owned subsidiaries.  Gains from the sale of real estate are the result of one-time events and are expected to vary from year to year.

During 2014 and 2013, realized gains were offset by other-than-temporary impairments of $162,905 and $1.2 million, respectively.  The other-than-temporary impairments were taken as a result of Management's assessment and consideration of the length of time the securities have remained in an unrealized loss position and as a result of management's analysis and determination of value.  The investments were written down to better reflect their current expected fair value.

Other Income

In recent periods, Management's focus has been directed towards promoting and growing TPA services to unaffiliated life insurance companies.  The Company receives monthly fees based on policy in-force counts and certain other activity indicators, such as number of premium collections performed, or services performed.  For the years ended 2014 and 2013, the Company received approximately $1.7 million and $2 million for this work, respectively.  Revenues from TPA fees are included in the line item "other income" on the Company's Consolidated Statements of Operations.  The Company intends to continue to pursue other TPA arrangements as well. The Company provides TPA services to insurance companies seeking business process outsourcing solutions.  Management believes the Company is positioned to generate additional revenues by utilizing the Company's current excess capacity and administrative services.

In the fourth quarter of 2013, Management made the determination to not renew its largest third party administration ("TPA") contract when the contract was due for renewal in the fourth quarter of 2014.  This contract represented approximately 60% of the Company's total TPA revenues.  The contract with this TPA ended September 30, 2014.

Management made this determination due to the thin profit margin associated with this contract coupled with its labor intensity.  The non-renewal of this contract is not expected to have a material financial impact to net income as Management made operating expense reductions close to the lost revenues.  The Company has no current plans to terminate any other TPA arrangements and intends to continue to pursue new clients.

In summary, the Company's basis for future revenue growth is expected to come from the following primary sources: expansion of TPA revenues, conservation of business currently in-force, the maximization of investment earnings, including realized gains, and the acquisition of other companies or policy blocks in the life insurance business.  Management has placed a significant emphasis on the development of these revenue sources to enhance these opportunities.

Expenses

Benefits, claims and settlement expenses, net of reinsurance benefits, increased approximately 2% in 2014 compared to 2013.  The increase primarily relates to changes in the Company's death claim experience.  Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

In early 2013, the Company began a proactive analysis of its in-force business to try to reconnect with lost customers and verify its customers are not deceased.  In some instances, the Company found that the customer was indeed deceased, but no notification or claim was presented to the Company.  During 2014 and 2013, the Company paid approximately $1.2 million and $2.9 million, respectively, in death claim benefits as a result of this action.  This project was completed during the second quarter of 2014.

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

Net amortization of cost of insurance acquired decreased approximately 7% in 2014 compared to 2013.  Cost of insurance acquired is established when an insurance company is acquired or when the Company acquires a block of in-force business.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The Company utilizes a 12% discount rate on the remaining unamortized business.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.  This expense is expected to decrease, unless the Company acquires a new block of business.

Operating expenses increased approximately 24% in 2014 compared to 2013.  The increase in operating expenses was attributable to aircraft repair costs, information technology expenses and charitable contributions.  The Company's equipment expenses were up approximately 75% compared to the prior year as a result of aircraft repair costs that were incurred during the second quarter of 2014.  Information technology expenses increased approximately 30% compared to the prior year as a result of costs incurred related to the implementation of a new administrative system.

Charitable contributions were approximately $1 million higher in the current year. As mentioned above in the Overview section of the Management Discussion and Analysis, UTG has a strong philanthropic program.  The Company generally allocates a portion of its GAAP net income to be used for its philanthropic efforts primarily targeted to Christ-centered organizations or organizations that help the weak or poor.  Charitable contributions made by the Company are expected to vary from year to year depending on the earnings of the Company.

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

The following table reflects, by investment category, the investments held by the Company as of December 31:

	2014	As a % of Total Investments	As a % of Total Assets

Fixed maturities	$197,481,456	60%	49%
Equity securities	40,996,002	12%	10%
Trading securities	3,826,250	1%	1%
Mortgage loans	14,060,930	4%	4%
Discounted mortgage loans	9,101,052	3%	2%
Real estate	51,007,101	16%	13%
Policy loans	11,104,485	3%	3%
Short-term	4,382,181	1%	1%
Total investments	$331,959,457	100%	83%

	2013	As a % of Total Investments	As a % of Total Assets

Fixed maturities	$174,409,824	51%	42%
Equity securities	40,514,978	12%	10%
Trading securities	6,614,111	2%	2%
Mortgage loans	14,454,534	4%	3%
Discounted mortgage loans	12,830,735	4%	3%
Real estate	83,585,359	24%	20%
Policy loans	11,860,960	3%	3%
Total investments	$344,270,501	100%	83%

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

The Company's total investments represented 83% of the Company's total assets in both 2014 and 2013. However, the investment mix changed from 2013 to 2014 based upon Management's investment decisions and opportunities available in the market.  The Company's fixed maturities investment portfolio currently represents 60% of the Company's investment portfolio, an increase of 9% from the prior year. The Company's real estate investment portfolio currently represents 16% of the total investment portfolio, a decrease of 8% compared to the prior year. During 2014, UG's majority owned subsidiary, HPG Acquisitions, LLC, sold all of the real estate it owned in Midland, Texas and recognized a gain of approximately $10.1 million. Upon the closing of the real estate sale, HPG made a distribution to UG and the minority interest owners, which is the main reason for the fluctuation in the non-controlling interest balance reported on the Company's Consolidated Balance Sheets.  UG reinvested a substantial portion of the distribution from HPG in fixed maturity securities.

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

Parent Company Liquidity

UTG is a holding company that has no day-to-day operations of its own.  Cash flows from UTG's insurance subsidiary, UG, are used to pay costs associated with maintaining the Company in good standing with states in which it does business, servicing the Company's debt and purchasing outstanding shares of UTG stock.  UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  As of December 31, 2014 and 2013, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries.  In 2014, the Parent company received $4.8 million in dividends from its insurance subsidiary and $2.7 million in 2013. Certain restrictions exist on the payment of dividends from the insurance subsidiary to the Parent company.  For further information regarding the restrictions on the payment of dividends by the insurance subsidiary, see Note 9 – Shareholders' Equity in the Notes to the Consolidated Financial Statements.  Although these restrictions exist, dividend availability from the insurance subsidiary has historically been sufficient to meet the cash flow needs of the Parent company.

Insurance Subsidiary Liquidity

Sources of cash flows for the insurance subsidiary primarily consist of premium and investment income.  Cash outflows from operations include policy benefit payments, commissions, administrative expenses, taxes and dividends to the Parent company.

Short-Term Borrowings

An additional source of liquidity to the Parent company and its subsidiaries is the line of credit facilities extended to them that allow borrowings of up to $12.4 million. As of December 31, 2014, the Company and its subsidiaries had available $8 million in line of credit facilities. As of December 31, 2013, the Company and its subsidiaries had available $20.9 million in line of credit facilities.  For additional information regarding the line of credit facilities, see Note 7 – Credit Arrangements in the Notes to the Consolidated Financial Statements.

The Company expects to have readily available funds for the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiary through internally generated cash flow and the credit facilities.  In the unlikely event that more liquidity is needed, the Company could generate additional funds through such sources as a short-term credit facility and intercompany borrowing.

Consolidated Liquidity

Cash used in operating activities was approximately $13.6 million and $10.9 million in 2014 and 2013, respectively.  Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline.  Management anticipates future cash flows from operations to remain similar to historic trends.

During 2014, the Company's investing activities provided net cash of approximately $34.3 million.  During 2013, the Company's investing activities provided net cash of approximately $6.2 million.  Proceeds from investments sold increased approximately 19% or $20.1 million when comparing 2014 to 2013. Investment purchases decreased approximately 10% or $10 million. The net cash provided by investing activities is expected to vary from year to year depending on market conditions and management's ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was approximately $(26.5) million during 2014 and the net cash provided by financing activities was approximately $1.3 million during 2013. The Company made principal payments on its outstanding debt of approximately $16.3 million in 2014 compared to approximately $2.8 million in 2013. UTG paid off its line of credit and one of UG's majority owned subsidiaries, HPG Acquisitions, LLC, paid off its outstanding note payable when the entity sold its real estate holdings during the fourth quarter of 2014. As a result of the real estate sale, HPG distributed funds to the minority interest owners of HPG.

The Company had cash and cash equivalents of approximately $14 million and $19.8 million as of December 31, 2014 and 2013, respectively.  The Company has a portfolio of marketable fixed and equity securities that are available for sale, if an unexpected event were to occur.  These securities had a fair value of approximately $238 million and $215 million at December 31, 2014 and 2013, respectively. However, the strong cash flows from investing activities, investment maturities and the availability of the line of credit facilities make it unlikely that the Company would need to sell securities for liquidity purposes.  See Note 2 – Investments in the Notes to the Consolidated Financial Statements for detailed disclosures regarding the Company's investment portfolio.

Management believes the overall sources of liquidity available will be sufficient to satisfy its financial obligations.

Capital Resources

The Company's capital structure consists of short-term debt, long-term debt and shareholders' equity. A complete analysis and description of the short-term and long-term debt issues outstanding as of December 31, 2014 and 2013 are presented in Note 7 – Credit Arrangements in the Notes to the Consolidated Financial Statements.

The Company had outstanding debt of $4.4 million as of December 31, 2014.  This outstanding debt belongs to   UTG Avalon, LLC, a wholly owned subsidiary of UG. See Note 7 – Credit Arrangements in the Notes to the Consolidated Financial Statements for detailed disclosures regarding the Company's notes payable.

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

At December 31, 2014, UG has a ratio of approximately 5.08, which is 508% of the authorized control level.  Accordingly, the Company meets the RBC requirements.

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. During December of 2014, the Board of Directors approved a resolution to increase the repurchase amount by $1 million, for a total repurchase of $7 million.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are made based on the last available market price and are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company. During 2014, the Company repurchased 74,172 shares through the stock repurchase program for $996,851.  Through December 31, 2014, UTG has spent $6.1 million in the acquisition of 662,698 shares under this program.
Shareholders' equity was approximately $83.6 million and $77.9 million as of December 31, 2014 and 2013, respectively. Total shareholders' equity increased approximately 7% in 2014 compared to 2013.  The increase is primarily attributable to the net income reported by the Company during 2014.

The Company's investments are predominantly in fixed maturity investments such as bonds, which provide sufficient return to cover future obligations. The Company carries all of its fixed maturity holdings as available for sale, which are reported in the Consolidated Financial Statements at their fair value.

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

We have audited the accompanying consolidated balance sheets of UTG, Inc. (a Delaware corporation, the "Company") and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of UTG, Inc. and subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Brown Smith Wallace, LLC

St. Louis, Missouri
March 25, 2015

UTG, Inc.
Consolidated Balance Sheets
As of December 31, 2014 and 2013

ASSETS

	2014	2013

Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $188,634,364 and $171,085,396)	$197,481,456	$174,409,824
Equity securities, at fair value (cost $39,275,638 and $38,625,230)	40,996,002	40,514,978
Trading securities, at fair value (cost $5,179,850 and $6,924,413)	3,826,250	6,614,111
Mortgage loans on real estate at amortized cost	14,060,930	14,454,534
Discounted mortgage loans on real estate at amortized cost	9,101,052	12,830,735
Investment real estate	51,007,101	83,585,359
Policy loans	11,104,485	11,860,960
Short-term investments	4,382,181	0
Total investments	331,959,457	344,270,501

Cash and cash equivalents	13,977,443	19,838,618
Accrued investment income	2,662,865	2,432,939
Reinsurance receivables:
Future policy benefits	27,906,905	28,767,326
Policy claims and other benefits	3,788,294	3,926,736
Cost of insurance acquired	9,047,984	10,636,412
Deferred policy acquisition costs	0	369,786
Property and equipment, net of accumulated depreciation	2,475,829	1,185,108
Income taxes receivable	0	1,296,043
Other assets	8,081,461	4,390,620
Total assets	$399,900,238	$417,114,089

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policy benefits	$275,044,909	$286,472,435
Policy claims and benefits payable	3,208,324	3,283,897
Other policyholder funds	341,248	378,772
Dividend and endowment accumulations	14,239,054	14,162,510
Income taxes payable	1,933,243	0
Deferred income taxes	9,413,794	9,633,641
Notes payable	4,400,000	19,097,534
Trading securities, at fair value (proceeds $464,215 and $505,272)	23,853	357,439
Other liabilities	7,723,213	5,860,420
Total liabilities	316,327,638	339,246,648

Shareholders' equity:
Common stock - no par value, stated value $0.001 per share. Authorized 7,000,000 shares - 3,706,780 and 3,776,197 shares issued and outstanding	3,706	3,776
Additional paid-in capital	43,122,944	44,050,778
Retained earnings	32,145,662	25,169,646
Accumulated other comprehensive income	6,853,974	3,459,401
Total UTG shareholders' equity	82,126,286	72,683,601
Noncontrolling interest	1,446,314	5,183,840
Total shareholders' equity	83,572,600	77,867,441
Total liabilities and shareholders' equity	$399,900,238	$417,114,089
See accompaning notes.

UTG, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2014 and 2013

	2014	2013

Revenues:

Premiums and policy fees	$11,667,248	$12,392,056
Reinsurance premiums and policy fees	(3,126,914)	(3,214,562)
Net investment income	16,349,719	22,263,835
Other income	1,676,602	2,035,166
Revenues before realized gains (losses)	26,566,655	33,476,495
Realized investment gains (losses), net:
Other-than-temporary impairments	(162,905)	(1,201,775)
Other realized investment gains, net	17,221,078	2,091,028
Total realized investment gains, net	17,058,173	889,253
Total revenues	43,624,828	34,365,748

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life	21,404,297	20,701,727
Ceded Reinsurance benefits and claims	(2,855,202)	(3,003,022)
Annuity	597,792	1,045,410
Dividends to policyholders	479,158	524,993
Commissions and amortization of deferred policy acquisition costs	432,695	(37,775)
Amortization of cost of insurance acquired	985,650	1,064,353
Operating expenses	10,776,690	8,716,167
Interest expense	677,079	702,959
Total benefits and other expenses	32,498,159	29,714,812

Income before income taxes	11,126,669	4,650,936
Income tax expense	(1,082,927)	(780,924)

Net income	10,043,742	3,870,012

Net income attributable to noncontrolling interest	(3,067,726)	(617,684)

Net income attributable to common shareholders:	$6,976,016	$3,252,328

Amounts attributable to common shareholders:

Basic income per share	$1.86	$0.86

Diluted income per share	$1.86	$0.86

Basic weighted average shares outstanding	3,750,239	3,787,913

Diluted weighted average shares outstanding	3,750,239	3,787,913
See accompanying notes.

UTG, Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2014 and 2013

	2014	2013

Net Income	$10,043,742	$3,870,012

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	6,501,163	(7,948,562)
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	(2,275,407)	2,781,997
Unrealized holding gains (losses) arising during period, net of tax	4,225,756	(5,166,565)

Less reclassification adjustment for gains included in net income	(1,278,743)	(1,597,692)
Tax expense for gains included in net income	447,560	559,192
Reclassification adjustment for gains included in net income, net of tax	(831,183)	(1,038,500)
Subtotal: Other comprehensive income (loss), net of tax	3,394,573	(6,205,065)

Comprehensive income (loss)	13,438,315	(2,335,053)

Less comprehensive income attributable to no controlling interest	(3,067,726)	(617,684)

Comprehensive income (loss) attributable to UTG, Inc.	$10,370,589	$(2,952,737)
See accompanying notes.

UTG, Inc.
Consolidated Statements of Shareholders' Equity

Year ended December 31, 2014	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity

Balance at January 1, 2014	$3,776	$44,050,778	$25,169,646	$3,459,401	$5,183,840	$77,867,441
Common stock issued during year	4	68,943	0	0	0	68,947
Treasury shares acquired	(74)	(996,777)	0	0	0	(996,851)
Net income attributable to common shareholders	0	0	6,976,016	0	0	6,976,016
Unrealized holding loss on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	3,394,573	0	3,394,573
Contributions	0	0	0	0	185,689	185,689
Distributions	0	0	0	0	(6,990,941)	(6,990,941)
Gain attributable to noncontrolling interest	0	0	0	0	3,067,726	3,067,726
Balance at December 31, 2014	$3,706	$43,122,944	$32,145,662	$6,853,974	$1,446,314	$83,572,600

Year ended December 31, 2013
Balance at January 1, 2013	$3,799	$44,337,743	$21,917,318	$9,664,466	$3,731,302	$79,654,628
Common stock issued during year	3	33,988	0	0	0	33,991
Treasury shares acquired	(26)	(320,953)	0	0	0	(320,979)
Net income attributable to common shareholders	0	0	3,252,328	0	0	3,252,328
Unrealized holding loss on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(6,205,065)	0	(6,205,065)
Contributions	0	0	0	0	931,923	931,923
Distributions	0	0	0	0	(97,069)	(97,069)
Gain attributable to noncontrolling interest	0	0	0	0	617,684	617,684
Balance at December 31, 2013	$3,776	$44,050,778	$25,169,646	$3,459,401	$5,183,840	$77,867,441
See accompanying notes.

UTG, INC.
Consolidated Statements of Cash Flows
As of December 31, 2014 and 2013

	2014	2013

Cash flows from operating activities:
Net income attributable to common shares	$6,976,016	$3,252,328
Adjustments to reconcile net income to net cash used in operating activities:
Amoritization (accretion) of investments	(2,161,508)	(4,861,780)
Realized investment gains, net	(17,058,173)	(889,253)
Unrealized trading (gains) losses included in income	722,573	36,876
Realized trading (gains) losses included in income	143,957	288,631
Amortization of deferred policy acquisition costs	369,786	56,432
Amortization of cost of insurance acquired	985,650	1,064,353
Depreciation	1,303,829	1,260,697
Net income attributable to noncontrolling interest	3,067,726	617,684
Charges for mortality and administration of universal life and annuity products	(6,651,876)	(6,885,257)
Interest credited to account balances	4,985,077	5,118,692
Change in accrued investment income	(229,926)	11,851
Change in reinsurance receivables	998,863	1,116,386
Change in policy liabilities and accruals	(5,123,893)	(6,146,134)
Change in income taxes receivable (payable)	3,229,286	(3,318,794)
Change in other assets and liabilities, net	(5,197,626)	(1,666,512)
Net cash used in operating activities	(13,640,239)	(10,943,800)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	44,228,405	37,802,120
Equity securities available for sale	14,686,816	681,209
Trading securities	1,992,704	24,017,415
Mortgage loans	2,121,284	15,428,176
Discounted mortgage loans	6,919,641	17,424,049
Real estate	53,674,168	8,880,306
Policy loans	3,322,613	3,617,041
Short-term investments	960,148	0
Total proceeds from investments sold and matured	127,905,779	107,850,316
Cost of investments acquired:
Fixed maturities available for sale	(60,986,549)	(34,443,048)
Equity securities available for sale	(12,963,380)	(10,428,300)
Trading securities	(371,388)	(24,105,644)
Mortgage loans	(1,727,680)	(4,539,234)
Discounted mortgage loans	(621,210)	(12,222,291)
Real estate	(7,424,311)	(13,014,568)
Policy loans	(2,566,138)	(2,886,428)
Short-term investments	(5,342,329)	(25,000)
Total cost of investments acquired	(92,002,985)	(101,664,513)
Purchase of property and equipment	(1,600,000)	0
Net cash provided by investing activities	34,302,794	6,185,803

Cash flows from financing activities:
Policyholder contract deposits	5,304,502	5,798,948
Policyholder contract withdrawals	(6,323,472)	(5,311,025)
Proceeds from notes payable/line of credit	1,600,000	3,000,000
Payments of principal on notes payable/line of credit	(16,297,534)	(2,760,420)
Purchase of treasury stock	(927,904)	(286,988)
Non controlling contributions/(distributions) of consolidated subsidiary	(6,833,748)	834,854
Sale of block of business	(3,045,574)	0
Net cash provided by (used in) financing activities	(26,523,730)	1,275,369

Net decrease in cash and cash equivalents	(5,861,175)	(3,482,628)
Cash and cash equivalents at beginning of year	19,838,618	23,321,246
Cash and cash equivalents at end of year	$13,977,443	$19,838,618
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

This document at times will refer to the Registrant's largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC ("FSF"), a Kentucky corporation, and First Southern Bancorp, Inc. ("FSBI"), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank ("FSNB").  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG's largest shareholder through his ownership control of FSF, FSBI and affiliates.  At December 31, 2014, Mr. Correll owns or controls directly and indirectly approximately  57.31 % of UTG's outstanding stock.

UTG's life insurance subsidiary has several wholly-owned and majority-owned subsidiaries.  The subsidiaries were formed to hold certain real estate and other investments.  The investments were placed into the limited liability companies and partnerships to provide additional protection to the policyholders and to UG.

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

Discounted Mortgage Loans on Real Estate – Discounted mortgage loans on real estate are loans that the Company purchased at a deep discount through an auction process led by the Federal Government or other intermediary.  In general, the discounted loans are non-performing and there is a significant amount of uncertainty surrounding the timing and amount of cash flows to be received by the Company.  Accordingly, the Company records its investment in the discounted loans at its original purchase price adjusted for any principal receipts received.  Management works with the borrower to reach a settlement on the loan or they foreclose on the underlying collateral which is primarily commercial real estate.  For cash payments received during the work out process, the Company records these payments to interest income on a cash basis.  For loan settlements reached, the Company records the amount in excess of the carrying amount of the loan as a discount accretion to investment income at the closing date.  Management reviews the discount loan portfolio regularly for impairment.  If an impairment is identified (after consideration of the underlying collateral), the Company records an impairment to earnings in the period the information becomes known.

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

Property and Equipment - Company-occupied property, data processing equipment and furniture and office equipment are stated at cost less accumulated depreciation of  $3,868,331 and $3,559,052 at December 31, 2014 and 2013, respectively. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of  three to thirty years.  Depreciation expense was $309,279 and $159,743 for the years ended December 31, 2014 and 2013, respectively.

Future Policy Benefits and Expenses - The liabilities for traditional life insurance and accident and health insurance policy benefits are computed using a net level method. These liabilities include assumptions as to investment yields, mortality, withdrawals, and other assumptions based on the life insurance subsidiary's experience adjusted to reflect anticipated trends and to include provisions for possible unfavorable deviations. The Company makes these assumptions at the time the contract is issued or, in the case of contracts acquired by purchase, at the purchase date.  Future policy benefits for individual life insurance and annuity policies are computed using interest rates ranging from 2% to 6%  for life insurance and 2.5% to 7.5% for annuities. Benefit reserves for traditional life insurance policies include certain deferred profits on limited-payment policies that are being recognized in income over the policy term. Policy benefit claims are charged to expense in the period that the claims are incurred. The mortality rate assumptions for policies currently issued by the Company are based on 2001 select and ultimate tables. Withdrawal rate assumptions are based upon Linton B or C, which are industry standard actuarial tables for forecasting assumed policy lapse rates.

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges.  Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances.  Interest crediting rates for universal life and interest sensitive products range from 4.0% to 5.5% as of December 31, 2014 and 2013.

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

Recently Issued Accounting Standards

Income Taxes – In July 2013, the Financial Accounting Standards Board ("FASB") issued guidance providing specific financial statement presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted.  The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Note 2 – Investments

Available for Sale Securities – Fixed Maturity and Equity Securities

The following tables provide a summary of fixed maturities available for sale and equity securities by original or amortized cost and estimated fair value:

December 31, 2014	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$23,036,161	$1,970,791	$(50,184)	$24,956,768
States, municipalities and political subdivisions	95,000	2,385	0	97,385
U.S. special revenue and assessments	1,137,702	13,739	(202,930)	948,511
Collateralized mortgage obligations	1,005,081	92,091	(6)	1,097,166
Public utilities	399,927	55,913	0	455,840
All other corporate bonds	162,960,493	8,624,486	(1,659,193)	169,925,786
	188,634,364	10,759,405	(1,912,313)	197,481,456
Equity securities	39,275,638	2,260,855	(540,491)	40,996,002
Total	$227,910,002	$13,020,260	$(2,452,804)	$238,477,458

December 31, 2013	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$32,963,938	$3,156,158	$(107,550)	$36,012,546
States, municipalities and political subdivisions	110,000	0	(924)	109,076
U.S. special revenue and assessments	2,152,892	95,763	(239,620)	2,009,035
Collateralized mortgage obligations	1,289,975	116,900	(13)	1,406,862
Public utilities	399,913	49,567	0	449,480
All other corporate bonds	134,168,678	3,483,229	(3,229,082)	134,422,825
	171,085,396	6,901,617	(3,577,189)	174,409,824
Equity securities	38,625,230	1,889,748	0	40,514,978
Total	$209,710,626	$8,791,365	$(3,577,189)	$214,924,802

The following table provides a summary of fixed maturities by contractual maturity as of  December 31, 2014.  Actual maturities could differ from contractual maturities due to call or prepayment provisions:

Fixed Maturities Available for Sale December 31, 2014	Amortized Cost	Estimated Fair Value

Due in one year or less	$2,723,893	$2,787,390
Due after one year through five years	19,444,054	20,607,694
Due after five years through ten years	78,079,450	82,024,008
Due after ten years	87,381,886	90,965,199
Collateralized mortgage obligations	1,005,081	1,097,165
Total	$188,634,364	$197,481,456

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

The Company held below investment grade investments with an estimated market value of  $9,142,063 and $13,842,824 as of December 31, 2014 and 2013, respectively.  The investments are all classified as "All other corporate bonds".

The fair value of investments with sustained gross unrealized losses at December 31, 2014 and 2013 are as follows:

December 31, 2014	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$0	0	$4,947,265	(50,184)	$4,947,265	(50,184)
U.S. special revenue and assessments	0	0	784,390	(202,930)	784,390	(202,930)
Collateralized mortgage obligations	0	0	1,012	(6)	1,012	(6)
All other corporate bonds	28,954,477	(416,560)	3,535,206	(1,242,633)	32,489,683	(1,659,193)
Total fixed maturities	$28,954,477	(416,560)	$9,267,873	(1,495,753)	$38,222,350	(1,912,313)

Equity securities	$6,067,132	(540,491)	$0	0	$6,067,132	(540,491)

December 31, 2013	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	4,889,060	(107,550)	0	0	4,889,060	(107,550)
States, municipalities and political subdivisions	109,076	(924)	0	0	109,076	(924)
U.S. special revenue and assessments	747,700	(239,620)	0	0	747,700	(239,620)
Collateralized mortgage obligations	$1,922	(13)	$0	0	$1,922	(13)
All other corporate bonds	49,430,637	(1,481,562)	7,318,832	(1,747,520)	56,749,469	(3,229,082)
Total fixed maturities	$55,178,395	(1,829,669)	$7,318,832	(1,747,520)	$62,497,227	(3,577,189)

Equity securities	$0	0	$0	0	$0	0

The following table provides additional information regarding the number of securities that were in an unrealized loss position for greater than or less than twelve months:

	Less than 12 months	12 months or longer	Total
As of December 31, 2014
Fixed maturities	18	7	25
Equity securities	25	0	25
As of December 31, 2013
Fixed maturities	30	5	35
Equity securities	0	0	0

Substantially all of the unrealized losses on fixed maturities available for sale at December 31, 2014 and 2013 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The unrealized losses on equity investments were primarily attributable to normal market fluctuations.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company's expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company's evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of December 31, 2014 and 2013.

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Consolidated Statements of Operations.  Trading securities include exchange traded equities and exchange traded options.  Trading securities carried as liabilities are securities sold short. A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2014 was $6,250 and $(23,853), respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2013 was $194,000 and $(353,907), respectively.  The derivatives held by the Company are for income generation purposes only.

Earnings from trading securities are classified in cash flows from operating activities.

The following table reflects trading securities revenue charged to net investment income for the periods ended December 31:

	2014	2013

Net unrealized gains (losses)	$(722,573)	$(36,876)
Net realized gains (losses)	245,995	35,932
Net unrealized and realized gains (losses)	$(476,578)	$(944)

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

During 2014 and 2013, the Company acquired $2,348,890 and $16,761,525 in mortgage loans, respectively, including both regular participation mortgage loans as well as discounted mortgage loans.  FSNB services the majority of the Company's mortgage loan portfolio. The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

During 2014 and 2013, the maximum and minimum lending rates for mortgage loans were:

	2014		2013
	Maximum rate	Minimum rate	Maximum rate	Minimum rate

Commercial Loans	10.00%	3.91%	10.00%	3.25%
Residential Loans	8.00%	7.00%	8.00%	7.00%

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

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquired the discounted mortgage loans at below contract value, and believes that it will fully recover its carrying value upon disposal, therefore no reserve for delinquent loans is deemed necessary.  Those not currently paying are being vigorously worked by Management.  The current discounted commercial mortgage loan portfolio has an average price of 27.3% of face value and Management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.  The mortgage loan reserve was $0 at December 31, 2014 and 2013.

The following table summarizes the number loans held in the discounted mortgage loan portfolio and the carrying value of the loans as of December 31, 2014:

Payment Frequency	Number of Loans	Carrying Value

No payments received	8	$0
One-time payment received	1	0
Irregular payments received	5	3,614,448
Periodic payments received	9	5,486,604
Total	23	$9,101,052

The following table summarizes discounted mortgage loan holdings of the Company for the periods ended December 31:

	2014	2013

In good standing	$1,267,524	$1,493,437
Overdue interest over 90 days	3,130,290	4,875,812
Restructured	219,973	4,037,814
In process of foreclosure	4,483,265	2,423,672
Total discounted mortgage loans	$9,101,052	$12,830,735
Total foreclosed discounted mortgage loans during the year	$56,576	$6,294,403

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

Analysis of Investment Operations

The following table reflects the Company's net investment income for the periods ended December 31:

	2014	2013

Fixed maturities	$8,225,640	$8,060,930
Equity securities	3,255,611	2,955,918
Trading securities	(476,578)	(944)
Mortgage loans	925,862	888,960
Discounted mortgage loans	3,666,991	7,672,483
Real estate	8,695,153	9,967,590
Policy loans	760,715	782,358
Cash and cash equivalents	505	0
Short-term investments	70,578	1,060
Total consolidated investment income	25,124,477	30,328,355
Investment expenses	(8,774,758)	(8,064,520)
Consolidated net investment income	$16,349,719	$22,263,835

The following table reflects the Company's net realized investments gains and losses for the periods ended December 31:

2014	Gross Realized Gains	Gross Realized (Losses)	Net Realized Gains (Losses)

Fixed maturities	$2,414,160	$(1,135,417)	$1,278,743
Real estate	14,757,451	(1,460,332)	13,297,119
Common stock	673,821	(14,908)	658,913
Preferred stock	1,986,303	0	1,986,303
Real estate – OTTI	0	(35,946)	(35,946)
Common stock – OTTI	0	(126,959)	(126,959)
Total realized gains (losses)	$19,831,735	$(2,773,562)	$17,058,173

2013	Gross Realized Gains	Gross Realized (Losses)	Net Realized Gains (Losses)

Fixed maturities	$1,631,590	$(33,898)	$1,597,692
Real estate	691,762	(254,430)	437,332
Common stock	76,973	(10,245)	66,728
Preferred stock	411	0	411
Mortgage loans	0	(11,135)	(11,135)
Real estate – OTTI	0	(201,775)	(201,775)
Common stock – OTTI	0	(1,000,000)	(1,000,000)
Total realized gains (losses)	$2,400,736	$(1,511,483)	$889,253

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

Based on Management's review of the investment portfolio, the Company recorded the following losses for other-than-temporary impairments in the Consolidated Statements of Operations for the periods ended December 31:

	2014	2013

Other than temporary impairments:
Common stock	$126,959	$1,000,000
Real estate	35,946	201,775
Total other than temporary impairments	$162,905	$1,201,775

The other-than-temporary impairments recognized during 2014 and 2013 were taken as a result of Management's assessment and consideration of the length of time the securities have remained in an unrealized loss position and as a result of management's analysis and determination of value.  The investments were written down to better reflect their current expected market value.

Investments on Deposit

The Company had investments with a fair value of $10,635,716 and $10,824,094 on deposit with various state insurance departments as of December 31, 2014 and 2013, respectively.

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

The following table presents the Company's assets and liabilities measured at fair value in the consolidated balance sheet on a recurring basis as of December 31, 2014.

	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$13,374,878	$183,236,853	$869,725	$197,481,456
Equity Securities, available for sale	4,756,292	7,361,076	28,878,634	40,996,002
Trading Securities	3,826,250	0	0	3,826,250
Total	$21,957,420	$190,597,929	$29,748,359	$242,303,708

Liabilities
Trading Securities	$23,853	$0	$0	$23,853

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

	Fixed Maturities, Available for Sale	Equity Securities, Available for Sale	Total

Balance at December 31, 2013	$313,813	$32,096,586	$32,410,399
Transfers in to Level 3	0	0	0
Total unrealized gains (losses):
Included in realized gains (losses)	174,660	1,986,304	2,160,964
Included in other comprehensive income	194,420	657,994	852,414
Purchases	500,000	1,818,000	2,318,000
Sales	(313,168)	(7,680,250)	(7,993,418)
Balance at December 31, 2014	$869,725	$28,878,634	$29,748,359

The Level 3 securities include collateralized debt obligations of trust preferred securities issued by banks and insurance companies and certain equity securities with unobservable inputs. The Company computed fair value of Level 3 equity investments based on a review of current financial information, earnings trends and similar companies in the same industries.

There were no transfers in or out of Level 3 as of December 31, 2014.  Transfers occur when there is a lack of observable market information.

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

	December 31, 2014		December 31, 2013
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Mortgage loans on real estate	$14,060,930	$14,236,676	$14,454,534	$14,734,756
Discounted mortgage loans	9,101,052	9,101,052	12,830,735	12,830,735
Investment real estate	51,007,101	51,007,101	83,585,359	83,585,359
Policy loans	11,104,485	11,104,485	11,860,960	11,860,960
Cash and cash equivalents	13,977,443	13,977,443	19,838,618	19,838,618
Short term investments	4,382,181	4,382,181	0	0
Collateral and non-collateral loans	5,612,560	5,612,560	2,662,560	2,662,560
Liabilities
Notes payable	4,400,000	4,400,000	19,097,534	19,097,534

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

The Company invests in collateral and non-collateral loans that are reported in the other assets balance on the Company's Consolidated Balance Sheets.  The loans are carried at their unpaid principal balances, which approximates fair value. The inputs used to measure the fair value of the loans are classified as Level 3 within the fair value hierarchy.

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

Note 4 - Reinsurance

As is customary in the insurance industry, the insurance subsidiary cedes insurance to, and assumes insurance from, other insurance companies under reinsurance agreements.  Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk.  The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it.  However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies.  The Company sets a limit on the amount of insurance retained on the life of any one person.  The Company will not retain more than $125,000, including accidental death benefits, on any one life.  At December 31, 2014, the Company had gross insurance in-force of $1.4 billion of which approximately $287 million was ceded to reinsurers.  At December 31, 2013, the Company had gross insurance in-force of $1.5 billion of which approximately $313 million was ceded to reinsurers.

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

UG entered into a coinsurance agreement with Park Avenue Life Insurance Company ("PALIC") effective September 30, 1996.  Under the terms of the agreement, UG ceded to PALIC substantially all of its then in-force paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  Under the terms of the agreement, UG sold 100% of the future results of this block of business to PALIC through a coinsurance agreement.  UG continues to administer the business for PALIC and receives a servicing fee through a commission allowance based on the remaining in-force policies each month.  PALIC has the right to assumption reinsure the business, at its option, and transfer the administration.  The Company is not aware of any such plans.  PALIC and its ultimate parent, The Guardian Life Insurance Company of America ("Guardian"), currently hold an "A" (Excellent) and "A++" (Superior) rating, respectively, from A.M. Best.  The PALIC agreement accounts for approximately 63% and 62% of UG's reinsurance reserve credit, as of December 31, 2014 and 2013, respectively.

At December 31, 1992, UG (formerly American Capitol) entered into a reinsurance agreement with Canada Life Assurance Company ("the Canada Life agreement") that fully reinsured virtually all of its traditional life insurance policies. The reinsurer's obligations under the Canada Life agreement were secured by assets withheld by UG representing policy loans and deferred and uncollected premiums related to the reinsured policies. UG continues to administer the reinsured policies. At December 31, 2013, the Canada Life agreement had insurance in-force of approximately $6,815,000, with no reserve credit being taken on that amount.  The Canada Life agreement was fully repaid in August 2012. With the reinsurance recaptured by the Company, a 15% profit share will continue to be paid to the reinsurer going forward relative to the block of business.  Effective July 1, 2014, the Company acquired the 15% profit share on this block of business from Canada Life for $300,000. This payment effectively settled any future obligations of the Company to the reinsurer under this agreement.

During 2014, the Company disposed of a block of business through an assumption reinsurance agreement, whereby the Company transferred cash of $3,000,000 and extinguished reserves of $3,600,000 and reduced cost of insurance acquired by $600,000.

On September 30, 1998, UG entered into a coinsurance agreement with The Independent Order of Vikings, (IOV) an Illinois fraternal benefit society.  Under the terms of the agreement, UG agreed to assume, on a coinsurance basis, 25% of the reserves and liabilities arising from all in-force insurance contracts issued by the IOV to its members.  At December 31, 2014, the IOV insurance in-force assumed by UG was approximately $1,503,000, with reserves being held on that amount of approximately $346,000.  At December 31, 2013, the IOV insurance in-force assumed by UG was approximately $1,551,000, with reserves being held on that amount of approximately $350,000.

The Company does not have any short-duration reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2014 and 2013 were as follows:

	2014 Premiums Earned	2013 Premiums Earned

Direct	$11,642,000	$12,361,000
Assumed	26,000	31,000
Ceded	(3,127,000)	(3,215,000)
Net Premiums	$8,541,000	$9,177,000

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

	2014	2013

Cost of insurance acquired, beginning of year	$10,636,412	$11,700,765
Sale of block of business	(602,778)	0
Interest accretion	1,298,980	1,426,703
Amortization	(2,284,630)	(2,491,056)
Net amortization	(985,650)	(1,064,353)
Cost of insurance acquired, end of year	$9,047,984	$10,636,412

Estimated net amortization expense of cost of insurance acquired for the next five years is as follows:

	Interest Accretion	Amortization	Net Amortization
2015	1,181,000	2,088,000	907,000
2016	1,072,000	1,945,000	873,000
2017	967,000	1,806,000	839,000
2018	866,000	1,672,000	806,000
2019	770,000	1,546,000	776,000

Note 6 – Income Taxes

UTG and UG file separate federal income tax returns.

Income tax expense (benefit) consists of the following components:

	2014	2013

Current tax	$3,233,286	$87,815
Deferred tax	(2,150,359)	693,109
	$1,082,927	$780,924

The expense for income differed from the amounts computed by applying the applicable United States statutory rate of 35% before income taxes as a result of the following differences:

	2014	2013

Tax computed at statutory rate	$3,894,334	$1,627,828
Changes in taxes due to:
Non-controlling interest	(1,073,704)	(216,189)
Current period loss for which no tax benefit was recognized	17,401	0
Small company deduction	(134,653)	(437,070)
Dividend received deduction	(1,414,353)	(92,477)
Other	(206,098)	(101,168)
Income tax expense	$1,082,927	$780,924

The following table summarizes the major components that comprise the deferred tax liability as reflected in the balance sheets:

	2014	2013

Investments	$2,728,928	$2,202,177
Cost of insurance acquired	3,166,794	3,722,744
Deferred policy acquisition costs	0	129,425
Management/consulting fees	(57,454)	(63,665)
Future policy benefits	1,778,105	2,038,699
Deferred gain on sale of subsidiary	2,312,483	2,312,483
Other assets (liabilitie)	(127,461)	66,732
Federal tax DAC	(387,601)	(774,954)
Deferred tax liability	$9,413,794	$9,633,641

At December 31, 2014 and 2013, respectively, the Company had gross deferred tax assets of $2,405,249 and $2,562,650, respectively, and gross deferred tax liabilities of $11,819,043 and $12,196,291, respectively, resulting from temporary differences primarily related to the life insurance subsidiary.  A valuation allowance is to be provided when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded relating to the Company's deferred tax assets since, in Management's judgment, the Company will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

The Company's Federal income tax returns are periodically audited by the Internal Revenue Service ("IRS").  In February 2011, the IRS audited UTG's 2009 federal income tax return.  The examination was closed with no adjustments to the return.  There are currently no examinations in process, nor is Management aware of any pending examination by the IRS.  The statutes of limitation for the assessments of additional tax are closed for all tax years prior to 2011.  Management believes that adequate provision has been made in the consolidated financial statements for any potential assessments that may result from future tax examinations and other tax-related matters for all open tax years.

The Company classifies interest and penalties on underpayment of income taxes as income tax expense.  No interest or penalties were included in the reported income taxes for the years presented.  The Company is not aware of any potential or proposed changes to any of its tax filings.

Note 7 – Credit Arrangements

At December 31, 2014 and 2013, the Company had the following outstanding debt:

			Outstanding Principal Balance
Instrument	Issue Date	Maturity Date	December 31, 2014	December 31, 2013
Promissory Note:
HPG Acquisitions	12/27/2012	3/4/2018	$0	$12,000,000
UTG Avalon	12/29/2014	4/1/2018	4,400,000	0

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2012	Borrowings	Repayments	December 31, 2013

Lines of Credit:
UTG	11/20/2013	11/20/2015	$8,000,000	$2,097,534	1,600,000	3,697,534	$0
UTG Avalon	3/28/2013	3/28/2014	5,000,000	5,000,000	0	5,000,000	0

The HPG Acquisitions promissory note issued on December 27, 2012 was secured by real estate owned by HPG. The promissory note carried interest at a fixed rate of 4% and was payable monthly. Principal was payable monthly beginning in the third year of the note. This note was fully repaid in November of 2014 when the assets of HPG were sold.

The UTG Avalon promissory note issued on December 29, 2014 carries interest at a rate of 3.50 % with interest payable quarterly beginning in July of 2015.  The interest is a variable rate that is equal to the lowest of the U.S. Prime Rates as published in the money section of the Wall Street Journal.  The interest rate is subject to change monthly and any change in interest rate is effective the first day of the month following the rate change. Principal is due upon maturity of the note.

The UTG line of credit carries interest at a fixed rate of 3.75 % and is payable monthly. As collateral, UTG  has pledged 100% of the common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company ("UG").  During July of 2014, the Company borrorwed an additional $1,600,000 on the line of credit. The proceeds were used to purchase an interest in an aircraft.  The Company made principal payments of  $3,697,534 on the line of credit during 2014.

The UTG Avalon line of credit issued on March 28, 2013 carried interest at a rate of 4.00 % with interest payable monthly.  The interest rate was a variable rate that was 0.50% above the lowest of the U.S. Prime Rates as published in the money section of the Wall Street Journal.  The interest rate was subject to change monthly and changes in the interest rate were effective on the first day of the month following the rate change. This line of credit was repaid in December of 2014 and replaced by the promissory note described above.

UG is a member of the Federal Home Loan Bank ("FHLB").  This membership allows the Company access to additional credit up to a maximum of 50% of the total assets of UG.. To be a member of the FHLB, the Company was required to purchase shares of common stock of FHLB.  Borrowing capacity is based on 50 times each dollar of stock acquired in FHLB above the "base membership" amount. The Company had no borrowings on this line of credit during 2014 or 2013.  The FHLB offers a wide range of borrowing options to its members. Since the Company did not utilize their FHLB line of credit during the past two years, the Company did not renew the line of credit.  The Company has the capability of accessing the FHLB's various borrowing options shall the need arise at a later date.

The consolidated scheduled principal reductions on the notes payable for the next five years are as follows:

Year	Amount

2015	$0
2016	0
2017	0
2018	4,400,000
2019	0

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

The following table represents the total funding commitments and the unfunded commitment as of December 31, 2014 related to certain investments:

	Total Funding Commitment	Unfunded Commitment
RLF III, LLC	$4,000,000	$398,120
Llano Music, LLC	4,000,000	1,904,000
MM-Marcellus HBP1, LP	1,800,000	141,300
Sovereign's Capital, LP	500,000	185,000
MM-Appalachia IV, LP	2,475,000	371,250
UGLIC, LLC	1,600,000	800,000

During 2006, the Company committed to invest in RLF III, LLC ("RLF"), which makes land-based investments in undervalued assets. RLF makes capital calls as funds are needed for continued land purchases.

During 2010, the Company made a commitment to invest in Llano Music, LLC ("Llano"), which invests in music royalties.  The Company increased its funding commitment by $2,000,000 during 2014. Llano makes capital calls to its investors as funds are needed to acquire the royalty rights.

During 2012, the Company committed to invest in MM-Marcellus HBP1, LP, which purchases land for leasing opportunities to those looking to harvest natural resources. MM-Marcellus HPB1, LP makes capital calls to investors as funds are needed for continued land purchases.

During 2012, the Company committed to invest in Sovereign's Capital, LP ("Sovereign's"), which invests in companies in emerging markets.

During 2013, the Company committed to invest in MM-Appalachia IV, LP, which purchases land for leasing opportunities to those looking to harvest natural resources. MM-Appalachia IV, LP makes capital calls to investors as funds are needed for continued land purchases. During the first quarter of 2015, the Company committed to invest an additional $825,000 in this investment. Also, during the first quarter of 2015, MM-Appalachia IV, LP called $371,250 of the unfunded commitment.

During 2014, the Company committed to invest in UGLIC, LLC, which purchases real estate tax receivables.  UGLIC, LLC makes capital calls as funds are needed for additional purchases.

Note 9 – Shareholders' Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. During December of 2014, the Board of Directors approved a resolution to increase the repurchase amount by $1 million for a total repurchase of $7 million.  Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are made based on the last available market price and are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company. During 2014, the Company repurchased 74,172 shares through the stock repurchase program for $996,851.  Through December 31, 2014, UTG has spent $6.1 million in the acquisition of 662,698 shares under this program.

Director Compensation - Effective September 18, 2013, each outside Director will annually receive $8,000 as a retainer and $1,000 per meeting attended.  The compensation, however, shall be paid in UTG common stock.  The value will be determined annually on the close of business December 20th or the next business day should December 20th be a weekend or holiday, based on the activity of the year just ending.  UTG's director compensation policy also provides that Directors who are employees of UTG or its affiliates do not receive any compensation for their services as Directors except for reimbursement for reasonable travel expenses for attending each meeting. In December of 2014, the Company issued 4,755 shares of its common stock as compensation to the Directors.  The shares were valued at $14.50 per share, the market value at the date of issue. During 2014, the Company recorded $68,948 in operating expense related to the stock issuance.  In December of 2013, the Company issued 3,162 shares of its common stock as compensation to the Directors.  The shares were valued at $10.75 per share, the market value at the date of issue.  During 2013, the Company recorded $33,992 in operating expense related to this stock issuance.

Earnings Per Share - The following is a reconciliation of basic and diluted weighted average shares outstanding used in the computation of basic and diluted earnings per share:

	2014	2013
Basic weighted average shares outstanding	3,750,239	3,787,913
Weighted average dilutive options outstanding	0	0
Diluted weighted average shares outstanding	3,750,239	3,787,913

The computation of diluted earnings per share is the same as basic earnings per share for the years ending December 31, 2014 and 2013, as there were no outstanding securities, options or other offers that give the right to receive or acquire common shares of UTG.

Statutory Restrictions – Restrictions exist on the flow of funds to UTG from its insurance subsidiary.  Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. UG is required to maintain minimum statutory surplus of $2,500,000. At December 31, 2014, substantially all of the consolidated shareholders' equity represents net assets of UTG's subsidiaries.

UG is domiciled in the state of Ohio. Ohio requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory net income or b) 10 % of statutory capital and surplus.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid ordinary dividends of $4,800,000 and $2,700,000 to UTG in 2014 and 2013, respectively. No extraordinary dividends were paid during the two year period. UTG used the dividends received during 2013 and 2014 to retire its outstanding debt and purchase outstanding shares of UTG stock.

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

The following table reflects UG's statutory basis net income and capital and surplus (shareholders' equity) as of December 31:

	2014	2013

Net income	$12,200,025	$4,842,879
Capital and surplus	41,146,686	34,897,819

Note 11 – Related Party Transactions

On February 20, 2003, UG purchased $4,000,000 of a trust preferred security offering issued by First Southern Bancorp, Inc. ("FSBI").  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%.  The Company received dividends of $264,219 during 2014 and 2013.  On March 30, 2009, UG purchased $1,000,000 of FSBI common stock.  The sale and transfer of this security is restricted by the provisions of a stock restriction and buy-sell agreement.

On September 28, 2011 UTG entered a joint ownership agreement with Bandyco, LLC and First Southern National Bank, for an 8.08 % interest in an aircraft. Bandyco, LLC is affiliated with Ward F Correll, who is a Director of the Company. The Company paid a monthly operational fee of $25,000 through July of 2014 when the aircraft was sold.  During July of 2014, the Company acquired a different aircraft.  UTG paid $1,600,000 in the acquisition of the aircraft, increasing the Company's ownership interest to 30.10%.  The aircraft is used for business related travel by various officers and employees of the Company. For years 2014 and 2013, UTG paid $879,453 and $427,776 for costs associated with the aircraft.

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiary.  Under this arrangement, the subsidiary pays its proportionate share of expenses, based on an allocation formula.  During 2014 and 2013, UG paid $8,902,568 and $7,442,588 respectively, in expenses. The Ohio Department of Insurance has approved the cost sharing agreement and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

The Company from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services the Company's mortgage loans including those covered by the participation agreements.  The Company pays a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $33,894 and $93,285 in servicing fees and $0 and $1,250 in origination fees to FSNB during 2014 and 2013, respectively.

The Company reimbursed expenses incurred by employees of FSNB relating to salaries, travel and other costs incurred on behalf of or relating to the Company.  The Company paid $325,479 and $56,510 in 2014 and 2013, respectively to FSNB in reimbursement of such costs.  In addition, the Company reimburses FSNB a portion of salaries and pension costs for Mr. Correll and Mr. Ditto.  The reimbursement was approved by the UTG Board of Directors and totaled $332,725 and $332,029 in 2014 and 2013, respectively, which included salaries and other benefits.

Note 12 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses for the periods ended December 31:

	2014	2013

Interest expense	$635,664	$751,773
Federal income tax	4,000	3,465,000

During the first quarter of 2013, UG's wholly-owned subsidiary, UTG Avalon, LLC, entered into a noncash transaction whereby the subsidiary obtained a new line of credit in the amount of $5 million and utilized the line of credit to repay the prior line of credit. The terms of the new line of credit are consistent with the terms of the prior line of credit.

During the fourth quarter of 2014, UG's wholly-owned subsidiary, UTG Avalon, LLC, entered into a noncash transaction whereby the subsidiary obtained a promissory note in the amount of $4.4 million and utilized the note to repay the line of credit.

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

Because UTG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of December 31, 2014, approximately 54% of the Company's total direct premium was collected from Illinois, Ohio, Texas and West Virginia. As of December 31, 2013, approximately 54% of the Company's total direct premium was collected from Illinois, Ohio, Texas and West Virginia.  Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits.  Retention limits range up to $125,000 per life.  Life insurance ceded represented 21% of total life insurance in force at December 31, 2014 and 2013.  Insurance ceded represented 29% and 27% of premium income for 2014 and 2013, respectively.  The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

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

Our Management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2014 and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective at a reasonable assurance level.

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

The Company's Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making the assessment, Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Based on Management's assessment, Management concluded that, as of December 31, 2014, the Company's internal control over financial reporting was effective.

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

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting since December 31, 2014, in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15(e) and 15d-15(e), that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company's process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.
Item 9B. Other Information

None

PART III
Item 10.  Directors, Executive Officers and Corporate Governance

The Board of Directors

In accordance with the laws of Delaware and the Certificate of Incorporation and Bylaws of UTG, as amended, UTG is managed by its executive officers under the direction of the Board of Directors.  The Board elects executive officers, evaluates their performance, works with Management in establishing business objectives and considers other fundamental corporate matters, such as the issuance of stock or other securities, the purchase or sale of a business and other significant corporate business transactions.  In the fiscal year ended December 31, 2014, the Board met four times.  All Directors attended at least 75% of all meetings of the board.

The Board of Directors has an Audit Committee consisting of Messrs. Attkisson and Brinck. The Audit Committee performs such duties as outlined in the Company's Audit Committee Charter.  The Audit Committee reviews and acts or reports to the Board with respect to various auditing and accounting matters, the scope of the audit procedures and the results thereof, internal accounting and control systems of UTG, the nature of services performed for UTG and the fees to be paid to the independent auditors, the performance of UTG's independent and internal auditors and the accounting practices of UTG.  The Audit Committee also recommends to the full Board of Directors the auditors to be appointed by the Board.  The Audit Committee met five times in 2014.

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

Under UTG's By-Laws, the Board of Directors should be comprised of at least six and no more than eleven Directors.  At December 31, 2014, the Board consisted of eight Directors including one unfilled position from the December 2014 resignation of Mr. Albin.  Shareholders elect Directors to serve for a period of one year at UTG's Annual Shareholders' meeting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Directors and officers of UTG file periodic reports regarding ownership of Company securities with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 as amended, and the rules promulgated there under.  UTG is not aware of any individuals who filed late with the Securities and Exchange Commission during 2014.  SEC filings may be viewed from the Company's Web site www.utgins.com.

The Board of Directors has provided a process for shareholders to send communications directly to the Board.  These communications can be sent to James Rousey, President and Director of UTG at the corporate headquarters at 5250 South Sixth Street, Springfield, IL  62703.

Audit Committee Report to Shareholders

In connection with the December 31, 2014 financial statements, the audit committee: (1) reviewed and discussed the audited financial statements with Management; (2) discussed with the independent auditors the matters required by Statement of Auditing Standards No. 61, Communications with Audit Committees, as amended, promulgated by the Auditing Standards Board of the American Institute of Certified Public Accountants and Rule 2-07 or Regulation S-X; and (3) received and discussed with the auditors the matters required by Independence Standards Board Statement No.1.  Based upon these reviews and discussions, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K filed with the SEC.

The following are the members of the Company's Audit Committee:

Randall L. Attkisson	Committee Chairman
Joseph A. Brinck, II

The following information with respect to business experience of the Board of Directors has been furnished by the respective Directors or obtained from the records of UTG.

Name, Age	Position with the Company, Business Experience and Other Directorships
Randall L. Attkisson, 69

Director of UTG since 1999; Director of First Southern Bancorp, Inc., a bank holding company, since 1986; Board Chairman of Metro Leadership Foundation since 2014, Partner of Bluegrass Financial Holdings Subs/Affiliates since 2008.

Joseph A. Brinck, II, 59

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

Jesse T. Correll, 58

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

Ward F. Correll, 86

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

Howard L. Dayton, Jr., 71

In 1985, Mr. Dayton founded Crown Ministries in Longwood, Florida.  Crown Ministries merged with Christian Financial Concepts in September 2000 to form Crown Financial Ministries, the world's largest financial ministry.  He served as Chief Executive Officer from 1985 to 2007 and in 2009 founded Compass - Finances God's Way.  Mr. Dayton is a graduate of Cornell University.  He developed The Caboose, a successful railroad-themed restaurant in Orlando, FL in 1969. In 1972 he began his commercial real estate development career, specializing in office development in the Central Florida area.  He has authored five popular small group studies, produced several video series, and is the host for the nationally syndicated radio programs MoneyWise and HeyHoward.  Asbury University named their business school the Howard Dayton School of Business.  Mr. Dayton became a Director of UTG, Inc. in December 2005.

Peter L. Ochs, 63

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

James P. Rousey, 56

President of UTG and Universal Guaranty Life Insurance Company since September 2006, Director of UTG and Universal Guaranty Life Insurance Company since September 2001; Chair Elect of ACLI Forum 500 since November 2014; Chair Elect of ACLI Board of Governors since November 2014; Regional CEO and Director of First Southern National Bank from 1988 to 2001. Board Member with the Illinois Fellowship of Christian Athletes from 2001-2005; Board Member with Contact Ministries from 2007-2011; Board Member with Amigos En Cristo, Inc. from 2007-2009.

Executive Officers of UTG

More detailed information on the following executive officers of UTG appears under "Directors":

Jesse T. Correll	Chairman of the Board and Chief Executive Officer
James P. Rousey	President

Other executive officers of UTG are set forth below:

Name, Age	Position with UTG and Business Experience
Theodore C. Miller, 52

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

Douglas P. Ditto, 59

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

Item 11. Executive Compensation

Executive Compensation Table

The following table sets forth certain information regarding compensation paid to or earned by UTG's Chief Executive Officer and President, and each of the executive officers of UTG whose salary plus bonus exceeded $100,000 during UTG's last fiscal year:

Name and Principal position	Year	Salary	Bonus	Stock Awards (8)	All Other Comp		Total
Jesse T. Correll Chief Executive Officer	2014	175,000	0	0	7,000	(1)	182,000
	2013	175,000	0	0	7,000	(1)	182,000
James P. Rousey President	2014	165,000	0	0	2,475	(2)	167,475
	2013	165,000	0	0	7,092	(2)	172,092
Theodore C. Miller Secretary/Senior Vice President	2014	125,000	0	0	1,875	(3)	126,875
	2013	125,000	0	0	1,875	(3)	126,875
Douglas P. Ditto Vice President	2014	120,000	0	0	4,800	(1)	124,800
	2013	120,000	0	0	4,800	(1)	124,800
Douglas A. Dockter (5) Vice President	2014	100,000	4,000	0	2,663	(4)	106,663
	2013	100,000	2,500	0	2,100	(4)	104,600
Casey J. Willis (6)	2014	100,000	75,000	0	1,200	(7)	176,200
	2013	96,500	0	0	858	(7)	97,358

(1)	All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan.
(2)

All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan of $2,475 and $2,475 during 2014 and 2013 respectively and country club membership fees of $4,617 during 2013.

(3)	All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan of $1,875 and $1,875 during 2014 and 2013, respectively.
(4)	All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan of $2,663 and $2,100 during 2014 and 2013, respectively.
(5)	Mr. Douglas A. Dockter is not considered an executive officer of UTG, but is included in this table pursuant to compensation disclosure requirements.
(6)	Mr. Casey J. Willis is not considered an executive officer of UTG, but is included in this table pursuant to compensation disclosure requirements.
(7)	All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan during.
(8)	No stock awards were issued in 2014 or 2013.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2014, there were no unexercised options, stock that has not vested or equity incentive plan awards outstanding for any of the above named executive officers.

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

Name	Fees Earned or Paid in Cash	Stock Awards (3)	All Other Compensation	Total
Jesse Thomas Correll Chief Executive Officer	0			0
James Patrick Rousey President	0			0
John Sanford Albin Director (1)	0	$10,991		10,991
Randall Lanier Attkisson Director	0	$11,991		11,991
Joseph Anthony Brinck, II Director	0	$11,991		11,991
Ward Forrest Correll Director	0	$10,991		10,991
Peter Loyd Ochs Director	0	$10,991		10,991
Howard Lape Dayton Director	0	$11,991	(2) 5,000	16,991

(1)  Resigned as Director effective December 3, 2014.
(2)  Other Compensation represents consulting performed relative to management enrichment.
(3)  Director compensation plan effective September 18, 2013. Market value of stock on earned date was $14.50 per share.

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

Company Management may be requested by the Compensation Committee to provide support such as to attend portions of meetings, make recommendations to the Compensation Committee and perform various day-to-day administrative functions on behalf of the committee.  The Committee further has the authority to engage outside advisors, experts and other professionals to assist it.  No such outside persons were engaged during 2014 or 2013.

The Company's philosophy regarding compensation of executive officers is generally one of executive officers qualify for the same benefits and opportunities as provided to all of the employees of the Company.  Special or unique perquisites to executive officers not provided to all employees amount to less than $10,000 to any one individual.  The Company maintained a membership to a local country club that could only be utilized by the President.  During 2013 the Company paid $4,617, to maintain this membership.  The membership was discontinued effective September 30, 2013.

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

Incentive Awards - The Board of Directors, from time to time, may approve incentive awards for the executive officers.  These incentive awards are generally in the form of a one-time cash or stock bonus payment.  Incentive awards are determined based on the overall operations of the Company as well as individual performance considerations.  The Company does not utilize a specific set formula in the determination of incentive awards.

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

Compensation Committee Interlocks and Insider Participation

The UTG Compensation Committee may make recommendations to the full Board of Directors on decisions regarding executive officer compensation.  The following persons served as Directors of UTG during 2014 and were officers or employees of UTG or its affiliates during 2014: Jesse T. Correll and James P. Rousey.  Accordingly, these individuals have participated in decisions related to compensation of executive officers of UTG and its subsidiaries.

During 2014, Jesse T. Correll and James P. Rousey, executive officers of UTG and UG, were also members of the Board of Directors of UG.

Jesse T. Correll is a Director and executive officer of FSBI and participates in compensation decisions of FSBI.  FSBI owns or controls directly and indirectly approximately 38% of the outstanding common stock of UTG.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Holders of Securities

TThe following tabulation sets forth the name and address of the entity known to be the beneficial owners of more than 5% of UTG's common stock and shows:  (i) the total number of shares of common stock beneficially owned by such person as of February 5, 2015 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of common stock so owned as of the same date.

Title		Amount	Percent
of	Name and Address	and Nature of	Of
Class	of Beneficial Owner (2)	Beneficial Ownership	Class (1)

Common	Jesse T. Correll	105,375	(3)	2.8%
Stock, no	First Southern Bancorp, Inc.	1,406,785	(3)(4)	38.0%
par value	First Southern Funding, LLC	341,997	(3)(4)	9.2%
	First Southern Holdings, LLC	1,201,876	(3)(4)	32.4%
	Ward F. Correll	270,129	(5)	7.3%
	WCorrell, Limited Partnership	72,750	(3)	2.0%
	Cumberland Lake Shell, Inc.	257,501	(5)	6.9%
	Eric L. Oliver	300,000	(7)	8.1%
	Total (6)	2,424,286		65.4%

(1)	The percentage of outstanding shares is based on 3,705,574 shares of common stock outstanding as of February 5, 2015.
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

In addition, by virtue of his ownership of voting securities of FSF and FSBI, and in turn, their ownership of 100% of the outstanding membership interests of FSH, Jesse Correll may be deemed to beneficially own the total number of shares of common stock owned by FSH (as well as the shares owned by FSBI directly), and may be deemed to share with FSH (as well as FSBI directly), and may be deemed to share with FSH (as well as FSBI) the right to vote and to dispose of such shares.  Mr. Correll owns approximately 75.70% of the outstanding membership interests of FSF; he owns directly approximately 46.99%, companies he controls own approximately 14.08%, and he has the power to vote but does not own an additional 2% of the outstanding voting stock of FSBI.  FSBI and FSF in turn own 99% and 1%, respectively, of the outstanding membership interests of FSH.

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

The following tabulation shows with respect to each of the Directors of UTG, with respect to UTG's chief executive officer and President, and each of UTG's executive officers whose salary plus bonus exceeded $100,000 for fiscal 2014, and with respect to all executive officers and Directors of UTG as a group:  (i) the total number of shares of all classes of stock of UTG or any of its parents or subsidiaries, beneficially owned as of February 5, 2015 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of stock so owned, and granted stock options available as of the same date.

Title	Directors, Named Executive	Amount	Percent
of	Officers, & All Directors &	and Nature of	Of
Class	Executive Officers as a Group	Ownership	Class (1)

UTG's	Randall L. Attkisson	1,385	(2)	*
Common	Joseph A. Brinck, II	13,610	(3)	*
Stock, no	Jesse T. Correll	1,854,157	(4)	50.0%
par value	Ward F. Correll	270,129	(5)	7.3%
	Howard L. Dayton, Jr.	5,933		*
	Douglas P. Ditto	6,928		*
	Theodore C. Miller	10,821		*
	Peter L. Ochs	3,223	(6)	*
	James P. Rousey	3,773		*
	All Directors and executive officers as a group (nine in number)	2,169,959		58.6%

* Less than 1%

(1)	The percentage of outstanding shares for UTG is based on 3,705,574 shares of common stock outstanding as of February 5, 2015.
(2)

Randall L. Attkisson holds minority ownership positions in certain of the companies listed as owning UTG common stock including First Southern Bancorp, Inc.  Ownership of these shares is reflected in the ownership of Jesse T. Correll.

(3)	The share ownership includes 12,225 shares held in an entity controlled by Joseph A. Brinck, II.
(4)

The share ownership of Mr. Jesse Correll includes 32,625 shares of UTG, Inc. common stock owned by him individually, 204,909 shares of UTG, Inc. common stock held by First Southern Bancorp, Inc. and 341,997 shares of UTG, Inc. common stock owned by First Southern Funding, LLC.  The share ownership of Mr. Correll also includes 72,750 shares of UTG, Inc. common stock held by WCorrell, Limited Partnership, a limited partnership in which Mr. Correll serves as managing general partner.  Mr. Correll has sole voting and dispositive power over the shares held by both entities.   In addition, by virtue of his ownership of voting securities of First Southern Funding, LLC and First Southern Bancorp, Inc., and in turn, their ownership of 100% of the outstanding membership interests of First Southern Holdings, LLC (the holder of 1,201,876 shares of UTG, Inc. common stock), Mr. Correll may be deemed to beneficially own the total number of shares of UTG, Inc. common stock owned by First Southern Holdings, and may be deemed to share with First Southern Holdings the right to vote and to dispose of such shares. Mr. Correll owns approximately 75.70% of the outstanding membership interests of First Southern Funding; he owns directly approximately 46.99%, companies he controls own approximately 14.08%, and he has the power to vote but does not own an additional 2% of the outstanding voting stock of First Southern Bancorp.  First Southern Bancorp and First Southern Funding in turn own 99% and 1%, respectively, of the outstanding membership interests of First Southern Holdings.

(5)

The share ownership of Mr. Ward Correll includes 12,628 shares of UTG, Inc. common stock owned by him individually.  Cumberland Lake Shell, Inc. owns 257,501 shares of UTG Common Stock, all of the outstanding voting shares of which are owned by Ward F. Correll.  Ward F. Correll is the father of Jesse T. Correll.  There are 72,750 shares of UTG Common Stock owned by WCorrell Limited Partnership in which Jesse T. Correll serves as managing general partner and, as such, has sole voting and dispositive power over the shares of Common Stock held by it. The aforementioned 72,750 shares are deemed to be beneficially owned by and listed under Jesse T. Correll in this section.

(6)	The share ownership includes 2000 shares held in a trust for benefit of named individual

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

On February 20, 2003, UG purchased $4,000,000 of a trust preferred security offering issued by First Southern Bancorp, Inc. ("FSBI").  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%.  The Company received dividends of $264,219 during 2014 and 2013.  On March 30, 2009, UG purchased $1,000,000 of FSBI common stock.  The sale and transfer of this security is restricted by the provisions of a stock restriction and buy-sell agreement.

On September 28, 2011 UTG entered a joint ownership agreement with Bandyco, LLC and First Southern National Bank, for an 8.08% interest in an aircraft. Bandyco, LLC is affiliated with Ward F Correll, who is a Director of the Company. The Company paid a monthly operational fee of $25,000 through July of 2014 when the aircraft was sold.  During July of 2014, the Company acquired a different aircraft.  UTG paid $1,600,000 in the acquisition of the aircraft, increasing the Company's ownership interest to 30.1%.  The aircraft is used for business related travel by various officers and employees of the Company. For years 2014 and 2013, UTG paid $879,453 and $427,776 for costs associated with the aircraft.

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiary.  Under this arrangement, the subsidiary pays its proportionate share of expenses, based on an allocation formula.  During 2014 and 2013, UG paid $8,902,568 and $7,442,588, respectively, in expenses. The Ohio Department of Insurance has approved the cost sharing agreement and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

The Company from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services the Company's mortgage loans including those covered by the participation agreements.  The Company pays a .25% servicing fee on these loans and a one-time fee at loanorigination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $33,894 and $93,285 in servicing fees and $0 and $1,250 in origination fees to FSNB during 2014 and 2013, respectively.

The Company reimbursed expenses incurred by employees of FSNB relating to salaries, travel and other costs incurred on behalf of or relating to the Company.  The Company paid $325,479 and $56,510 in 2014 and 2013, respectively to FSNB in reimbursement of such costs.  In addition, the Company reimburses FSNB a portion of salaries and pension costs for Mr. Correll and Mr. Ditto.  The reimbursement was approved by the UTG Board of Directors and totaled $332,725 and $332,029 in 2014 and 2013, respectively, which included salaries and other benefits.

UG paid ordinary dividends of $4,800,000 and $2,700,000 to UTG in 2014 and 2013, respectively. No extraordinary dividends were paid during the two year period.

Item 14.  Principal Accounting Fees and Services

The Audit Committee is required to be directly responsible for the appointment, compensation and retention of the Company's independent registered public accounting firm.  The Audit Committee appointed Brown Smith Wallace, LLC ("BSW") as the Company's independent registered public accounting firm for the fiscal years ended December 31, 2014 and 2013.

Amounts paid to, or billed by, the Company's principal accountant, during the two most recent fiscal years by category were as follows:

Audit Fees - Audit fees paid for these audit services in the fiscal years ended December 31, 2014 and 2013 totaled $136,150 respectively and audit fees billed for quarterly reviews of the Company's financial statements totaled $20,400 for the years 2014 and 2013, respectively.

Audit Related Fees - No audit related fees were incurred by the Company from BSW for the years ended December 31, 2014 and 2013.

Tax Fees - The Company paid $11,000 and $16,544 to BSW relating to certain tax advice and electronic filing of certain federal income tax returns of the Company for the years ended December 31, 2014 and 2013.

All Other Fees - The Company paid no other fees to BSW for other services for the years ended December 31, 2014 and 2013, respectively.

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
3.1

Certificate of Incorporation of the Registrant and all amendments thereto [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 3.1]

3.2	By-Laws for the Registrant and all amendments thereto [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 3.2]
4.1

UTG's Agreement pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K with respect to long-term debt instruments [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 4.1]

10.2

Amendment to Reinsurance Agreement between Universal Guaranty Life Insurance Company and Optimum Re Insurance Company originally with Business Men's Assurance Company of America [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2010 originally filed as Exhibit 10.11].

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
10.8

Promissory Note dated November 20, 2012, between UTG, Inc. and Illinois National Bank. [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2012 originally filed as Exhibit 10.19]

10.9

Commercial pledge agreement dated November 20, 2012, between UTG, Inc. and Illinois National Bank. [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2012 originally filed as Exhibit 10.20]

10.10

Promissory Note dated March 4, 2013, between HPG Acquisitions, LLC and First National Bank of Tennessee [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2012 originally filed as Exhibit 10.21]

10.11

Administrative Services and Cost Sharing Agreement dated as of January 1, 2007 between UTG, Inc. and Universal Guaranty Life Insurance Company [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 10.11]

10.12

Agreement regarding Mortgage Loans by and between First Southern National Bank and Universal Guaranty Life Insurance Company [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 10.12]

10.13	Universal Guaranty Participation Agreement-Purchased Loan [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 10.13]
10.14	Universal Guaranty Participation Agreement-Originated Loan [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 10.14]
10.15

Line of Credit dated March 28, 2013, between UTG Avalon, LLC and First Southern Funding [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 10.15]

*10.16	Management Data, Inc. Software License Agreement
*10.17	Note dated December 29, 2014, between UTG Avalon, LLC and First National Bank of Tennessee
*10.18	Aircraft Joint Ownership Agreement by and among Bandyco, LLC, First Southern National Bank and UTG, Inc. dated August 11, 2014.
14.1	Code of Ethics and Business Conduct [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 14.1]
14.2	Code of Ethical Conduct for Senior Financial Officers [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 14.2]
*21.1	List of Subsidiaries of the Registrant.
*31.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 906 of the Sarbanes Oxley Act of 2002
*32.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 906 of the Sarbanes Oxley Act of 2002
99.1	Audit Committee Charter [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 99.1]
99.2	Whistleblower Policy [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 99.2]
99.3	Compensation Committee Charter [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2011].
99.4	Investment Committee Charter [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2011].
*101	Interactive Data File

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

Date: March 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Randall L. Attkisson	By: /s/ Howard L. Dayton
Randall L. Attkisson Director	Howard L. Dayton Director

By: /s/ Joseph A. Brinck	By: /s/ Peter L. Ochs
Joseph A. Brinck Director	Peter L. Ochs Director

By: /s/ Jesse T. Correll	By: /s/ James P. Rousey
Jesse T. Correll Chairman of the Board, Chief Executive Officer and Director	James P. Rousey President and Director

By: /s/ Theodore C. Miller
Ward F. Correll Director	Theodore C. Miller Corporate Secretary and Chief Financial Officer