Form 10-Q
period 2015-03-31
UTG INC
filed 2015-05-12
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock as of April 30, 2015, was 3,716,047.
UTG, Inc.
(The "Company")

Part 1.   Financial Information.
Item 1.  Financial Statements

UTG, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

ASSETS
	March 31,	December 31,
	2015	2014*
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $189,187,290 and $188,634,364)	$200,563,990	$197,481,456
Equity securities, at fair value (cost $40,567,620 and $39,275,638)	43,351,685	40,996,002
Trading securities, at fair value (cost $5,162,637 and $5,179,850)	3,236,000	3,826,250
Mortgage loans on real estate at amortized cost	12,426,552	14,060,930
Discounted mortgage loans on real estate at cost	7,882,374	9,101,052
Investment real estate	51,306,778	51,007,101
Policy loans	10,905,412	11,104,485
Short-term investments	4,170,257	4,382,181
Total investments	333,843,048	331,959,457

Cash and cash equivalents	14,158,897	13,977,443
Accrued investment income	2,590,338	2,662,865
Reinsurance receivables:
Future policy benefits	27,925,083	27,906,905
Policy claims and other benefits	3,865,776	3,788,294
Cost of insurance acquired	8,821,083	9,047,984
Deferred policy acquisition costs	0	0
Property and equipment, net of accumulated depreciation	2,360,455	2,475,829
Income tax receivable	79,973	0
Other assets	9,565,673	8,081,461
Total assets	$403,210,326	$399,900,238

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$273,940,829	$275,044,909
Policy claims and benefits payable	3,409,527	3,208,324
Other policyholder funds	435,671	341,248
Dividend and endowment accumulations	14,247,763	14,239,054
Deferred income taxes	11,145,917	9,413,794
Notes payable	4,400,000	4,400,000
Trading securities, at fair value (proceeds $76,145 and $464,215)	10,375	23,853
Other liabilities	7,320,777	7,723,213
Total liabilities	314,910,859	316,327,638

Shareholders' equity:
Common stock - no par value, stated value $.001 per share. Authorized 7,000,000 shares - 3,717,965 and 3,706,780 shares outstanding	3,718	3,706
Additional paid-in capital	43,273,445	43,122,944
Retained earnings	34,649,417	32,145,662
Accumulated other comprehensive income	9,189,624	6,853,974
Total UTG shareholders' equity	87,116,204	82,126,286
Noncontrolling interests	1,183,263	1,446,314
Total shareholders' equity	88,299,467	83,572,600
Total liabilities and shareholders' equity	$403,210,326	$399,900,238

* Balance sheet audited at December 31, 2014.
See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2015	2014
Revenue:
Premiums and policy fees	$2,937,514	$2,733,687
Ceded reinsurance premiums and policy fees	(779,326)	(780,983)
Net investment income	5,954,502	4,533,119
Other income	167,393	520,431
Revenues before realized gains (losses)	8,280,083	7,006,254
Realized investment gains (losses), net:
Other-than-temporary impairments	0	0
Other realized investment gains, net	2,903,906	277,424
Total realized investment gains (losses), net	2,903,906	277,424
Total revenue	11,183,989	7,283,678

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	4,676,213	6,686,047
Ceded reinsurance benefits and claims	(494,696)	(1,202,470)
Annuity	249,250	278,577
Dividends to policyholders	130,636	136,172
Commissions and amortization of deferred policy acquisition costs	(42,225)	(101,137)
Amortization of cost of insurance acquired	226,901	246,412
Operating expenses	2,199,095	2,656,118
Interest expense	37,973	181,832
Total benefits and other expenses	6,983,147	8,881,551

Income (loss) before income taxes	4,200,842	(1,597,873)
Income tax benefit (expense)	(1,461,249)	192,511

Net income (loss)	2,739,593	(1,405,362)

Net income attributable to noncontrolling interests	(235,838)	(122,954)

Net income (loss) attributable to common shareholders'	$2,503,755	$(1,528,316)

Amounts attributable to common shareholders'
Basic income (loss) per share	$0.68	$(0.41)

Diluted income (loss) per share	$0.68	$(0.41)

Basic weighted average shares outstanding	3,707,755	3,771,867

Diluted weighted average shares outstanding	3,707,755	3,771,867

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Month Ended
	March 31,	March 31,
	2015	2014

Net income (loss)	$2,739,593	$(1,405,362)

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	3,709,599	5,316,805
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	(1,298,360)	(1,860,882)
Unrealized holding gains (losses) arising during period, net of tax	2,411,239	3,455,923

Less reclassification adjustment for gains included in net income	(116,291)	(252,008)
Tax expense for gains included in net income	40,702	88,203
Reclassification adjustment for gains included in net income, net of tax	(75,589)	(163,805)
Subtotal: Other comprehensive income (loss), net of tax	2,335,650	3,292,118

Comprehensive income (loss)	5,075,243	1,886,756

Less comprehensive income attributable to noncontrolling interests	$(235,838)	$(122,954)

Comprehensive income (loss) attributable to UTG, Inc.	4,839,405	1,763,802

See accompanying notes.

UTG, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2015	2014

Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$2,503,755	$(1,528,316)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	(3,119,078)	(536,311)
Realized investment gains, net	(2,903,906)	(277,424)
Unrealized trading (gains) losses included in income	947,630	(260,651)
Realized trading gains included in income	(387,750)	0
Amortization of deferred policy acquisition costs	0	12,914
Amortization of cost of insurance acquired	226,901	246,412
Depreciation	200,450	318,708
Net income attributable to noncontrolling interest	235,838	122,954
Charges for mortality and administration of universal life and annuity products	(1,665,654)	(1,689,689)
Interest credited to account balances	1,385,988	1,419,880
Change in accrued investment income	72,527	217,824
Change in reinsurance receivables	(95,660)	468,671
Change in policy liabilities and accruals	(589,949)	(1,207,644)
Change in income taxes receivable (payable)	(2,013,216)	2,406
Change in other assets and liabilities, net	(1,412,184)	566,693
Net cash used in operating activities	(6,614,308)	(2,123,573)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	3,009,394	10,868,969
Equity securities available for sale	1,141,660	167,504
Trading securities	16,893	75,134
Mortgage loans	1,634,379	75,134
Discounted mortgage loans	4,459,218	2,087,795
Real estate	9,230,904	521,361
Policy loans	686,113	886,346
Short-term investments	228,503	0
Total proceeds from investments sold and matured	20,407,064	15,233,637
Cost of investments acquired:
Fixed maturities available for sale	(3,557,854)	(8,813,706)
Equity securities available for sale	(2,432,839)	0
Trading securities	0	(257,730)
Mortgage loans	0	(107,681)
Discounted mortgage loans	(9,638)	(5,638)
Real estate	(6,828,846)	(5,638)
Policy loans	(487,040)	(663,488)
Short-term investments	(16,579)	(184,800)
Total cost of investments acquired	(13,332,796)	(11,183,725)
Net cash provided by investing activities	7,074,268	4,049,912

Cash flows from financing activities:
Policyholder contract deposits	1,459,335	1,489,219
Policyholder contract withdrawals	(1,389,465)	(1,615,210)
Purchase of treasury stock	150,513	(78,003)
Non controlling contributions (distributions) of consolidated subsidiary	(498,889)	0
Sale of block of businees	0	(3,045,574)
Net cash used in financing activities	(278,506)	(3,249,568)

Net increase (decrease) in cash and cash equivalents	181,454	(1,323,229)
Cash and cash equivalents at beginning of period	13,977,443	19,838,618
Cash and cash equivalents at end of period	$14,158,897	18,515,389

See accompanying notes.

UTG, Inc.
Notes to Condensed Consolidated Financial Statements

  Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2014, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the "Parent" or "UTG") and its subsidiaries (collectively with the Parent, the "Company").  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company's consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  The Company's results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any other future period.

This document at times will refer to UTG's largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC ("FSF"), a Kentucky corporation, and First Southern Bancorp, Inc. ("FSBI"), a financial services holding company.  FSBI operates through its   100 %owned subsidiary bank, First Southern National Bank ("FSNB").  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG's largest shareholder through his ownership control of FSF, FSBI and affiliates.  At March 31, 2015, Mr. Correll owns or controls directly and indirectly approximately  57.32% of UTG's outstanding stock.

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

Note 2 – Recently Issued Accounting Standards

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items, ("ASU 2015-01"), which removes the concept of extraordinary items from U.S. GAAP.  Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is unusual and occurs infrequently.  This separate, net-of-tax presentation will no longer be allowed.  The existing requirement to separately disclose events or transactions that are unusual or occur infrequently on a pre-tax basis within continuing operations in the income statement has been retained.  The new guidance requires similar separate presentation of items that are both unusual and infrequent.  The new standard is effective for periods beginning after December 15, 2015.  Early adoption is permitted, but only as of the beginning of the fiscal year of adoption.  Upon adoption, the Company will present transactions that are both unusual and infrequent, if any, on a pre-tax basis within continuing operations in the income statement.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which makes changes to both the variable interest model and voting interest model and eliminates the indefinite deferral of FASB Statement No. 167, included in ASU 2010-10, for certain investment funds. All reporting entities that hold a variable interest in other legal entities will need to re-evaluate their consolidation conclusions as well as disclosure requirements. This ASU is effective for annual periods beginning after December 15, 2015, and early adoption is permitted, including any interim period. This is not expected to have a material impact on the financial statements of the Company.

Note 3 – Investments

Available for Sale Securities – Fixed Maturity and Equity Securities

The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments it is permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in available for sale securities are summarized as follows:

March 31, 2015	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$22,417,779	$2,018,645	$(7,032)	$24,429,392
U.S. special revenue and assessments	1,137,664	26,396	0	1,164,060
Collateralized mortgage obligations	916,506	80,657	(10)	997,153
Public utilities	399,931	57,704	0	457,635
All other corporate bonds	164,315,410	10,736,662	(1,536,322)	173,515,750
	189,187,290	12,920,064	(1,543,364)	200,563,990
Equity securities	40,567,620	3,366,554	(582,489)	43,351,685
Total	$229,754,910	$16,286,618	$(2,125,853)	$243,915,675

December 31, 2014	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$23,036,161	$1,970,791	$(50,184)	$24,956,768
States, municipalities and political subdivisions	95,000	2,385	0	97,385
U.S. special revenue and assessments	1,137,702	13,739	(202,930)	948,511
Collateralized mortgage obligations	1,005,081	92,091	(6)	1,097,166
Public utilities	399,927	55,913	0	455,840
All other corporate bonds	162,960,493	8,624,486	(1,659,193)	169,925,786
	188,634,364	10,759,405	(1,912,313)	197,481,456
Equity securities	39,275,638	2,260,855	(540,491)	40,996,002
Total	$227,910,002	$13,020,260	$(2,452,804)	$238,477,458

The amortized cost and estimated market value of debt securities at March 31, 2015, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale March 31, 2015	Amortized Cost	Estimated Fair Value

Due in one year or less	$3,359,020	$3,450,132
Due after one year through five years	22,740,022	24,083,177
Due after five years through ten years	81,389,426	86,783,934
Due after ten years	80,782,316	85,249,594
Collateralized mortgage obligations	916,506	997,153
Total	$189,187,290	$200,563,990

The fair value of investments with sustained gross unrealized losses at March 31, 2015 and December 31, 2014 are as follows:

March 31, 2015	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$0	0	$4,990,625	(7,032)	$4,990,625	(7,032)
Collateralized mortgage obligations	0	0	986	(10)	986	(10)
All other corporate bonds	19,437,851	(351,722)	3,576,334	(1,184,600)	23,014,185	(1,536,322)
Total fixed maturities	$19,437,851	(351,722)	$8,567,945	(1,191,642)	$28,005,796	(1,543,364)

Equity securities	$2,579,789	(582,489)	$0	0	$2,579,789	(582,489)

December 31, 2014	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$0	0	$4,947,265	(50,184)	$4,947,265	(50,184)
U.S. special revenue and assessments	0	0	784,390	(202,930)	784,390	(202,930)
Collateralized mortgage obligations	0	0	1,012	(6)	1,012	(6)
All other corporate bonds	28,954,477	(416,560)	3,535,206	(1,242,633)	32,489,683	(1,659,193)
Total fixed maturities	$28,954,477	(416,560)	$9,267,873	(1,495,753)	$38,222,350	(1,912,313)

Equity securities	$6,067,132	(540,491)	$0	0	$6,067,132	(540,491)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of March 31, 2015
Fixed maturities	12	6	18
Equity securities	25	0	25
As of December 31, 2014
Fixed maturities	18	7	25
Equity securities	25	0	25

Substantially all of the unrealized losses on fixed maturities available for sale and equity securities at March 31, 2015 and December 31, 2014 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company's expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company's evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of March 31, 2015 and December 31, 2014.

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

Based on Management's review of the investment portfolio, the Company did not record any losses for other-than-temporary impairments in the Condensed Consolidated Statements of Operations for the three month period ended March 31, 2015 and 2014.

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Condensed Consolidated Statements of Operations.  Trading securities include exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities are securities sold short. A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  The fair value of derivatives included in trading security assets and trading security liabilities as of March 31, 2015 was $0 and $(10,375), respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2014 was $6,250 and $(23,853), respectively.  Earnings from trading securities are classified in cash flows from operating activities. The derivatives held by the Company are for income generation purposes only.
Trading revenue charged to net investment income from trading securities was:

	Three Months Ended
	March 31,
	2015	2014

Net unrealized gains (losses)	$947,630	$260,651
Net realized gains (losses)	(423,657)	21,173
Net unrealized and realized gains (losses)	$523,973	$281,824

Mortgage Loans

As of March 31, 2015 and December 31, 2014, the Company's mortgage loan portfolio contained 30 and 33 mortgage loans, including discounted mortgage loans, with a carrying value of $20,308,926 and $23,161,982, respectively.

Changes in the current economy could have a negative impact on the loans, including the financial stability of the borrowers, the borrowers' ability to pay or to refinance, the value of the property held as collateral and the ability to find purchasers at favorable prices.  Given the uncertainty of the current market, Management has taken a conservative approach with the discounted mortgage loans and has classified all discounted mortgage loans held as non-accrual.  In such status, the Company is not recording any accrued interest income nor is it recording any accrual of discount on the loans held.  Discount accruals reported during 2015 and 2014 were the result of the loan basis already being fully paid.

On the remainder of the mortgage loan portfolio, interest accruals are analyzed based on the likelihood of repayment.  In no event will interest continue to accrue when accrued interest along with the outstanding principal exceeds the net realizable value of the property.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status.

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquires the discounted mortgage loans at below contract value, and believes that it will fully recover its carrying value upon disposal, therefore no reserve for delinquent loans is deemed necessary.  Those loans not currently paying any interest or principal are being vigorously worked by Management.  The current discounted commercial mortgage loan portfolio has an average price of  27.84 % of face value and Management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.

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

The following table presents the Company's assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheet on a recurring basis as of March 31, 2015.

	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$12,761,197	$186,869,986	$932,807	$200,563,990
Equity Securities, available for sale	6,619,542	6,810,303	29,921,840	43,351,685
Trading Securities	3,236,000	0	0	3,236,000
Total	$22,616,739	$193,680,289	$30,854,647	$247,151,675

Liabilities
Trading Securities	$10,375	$0	$0	$10,375

The following table presents the Company's assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheet on a recurring basis as of December 31, 2014.

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

	Fixed Maturities, Available for Sale	Equity Securities, Available for Sale	Total
Balance at December 31, 2014	$869,725	$28,878,634	$29,748,359
Total unrealized gains (losses):
Included in realized gains(losses)	0	0	0
Included in other comprehensive income	63,082	97,581	160,663
Purchases	0	945,625	945,625
Sales	$0	$0	$0
Balance at March 31, 2015	932,807	29,921,840	30,854,647

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

	March 31, 2015		December 31, 2014
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage loans on real estate	$12,426,552	$12,582,915	$14,060,930	$14,236,676
Discounted mortgage loans	7,882,374	7,882,374	9,101,052	9,101,052
Investment real estate	51,306,778	51,306,778	51,007,101	51,007,101
Policy loans	10,905,412	10,905,412	11,104,485	11,104,485
Cash and cash equivalents	14,158,897	14,158,897	13,977,443	13,977,443
Short term investments	4,170,257	4,170,257	4,382,181	4,382,181
Collateral and non-collateral loans	9,565,673	9,565,673	5,612,560	5,612,560

Liabilities
Notes payable	4,400,000	4,400,000	4,400,000	4,400,000

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

Note 5 – Credit Arrangements

At March 31, 2015 and December 31, 2014, the Company had the following outstanding debt:

		Outstanding Principal Balance
Instrument	Issue Date	Maturity Date	March 31, 2015	December 31, 2014
Promissory Note:
UTG Avalon	12/29/2014	4/1/2018	4,400,000	4,400,000

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2014	Borrowings	Repayments	March 31, 2015
Lines of Credit:
UTG	2013-11-20	2015-11-20	$8,000,000	$0	0	0	$0

The UTG Avalon promissory note issued on December 29, 2014 carries interest at a rate of 3.5 % with interest payable quarterly beginning in July of 2015.  The interest is a variable rate that is equal to the lowest of the U.S. Prime Rates as published in the money section of the Wall Street Journal.  The interest rate is subject to change monthly and any change in interest rate is effective the first day of the month following the rate change. Principal is due upon maturity of the note.  During the second quarter of 2015, UTG Avalon repaid $2,000,000 of the outstanding principal balance on the promissory note.  The principal payment was paid by UTG and as a result of the payment, an intercompany promissory note receivable/payable was established.

The UTG line of credit carries interest at a fixed rate of  3.75% and is payable monthly. As collateral, UTG has pledged  100% of the common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company ("UG"). .

The consolidated scheduled principal reductions on the notes payable for the next five years are as follows:

Year	Amount

2015	$0
2016	0
2017	0
2018	4,400,000
2019	0

Note 6 – Shareholders' Equity

Stock Repurchase Programs

The Board of Directors of UTG authorized the repurchase in the open market or in privately negotiated transactions of up to $7,000,000 of UTG's common stock. Repurchased shares are available for future issuance for general corporate purposes.  This program can be terminated at any time.  Open market purchases are made based on the last available market price and are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company.  During the three month period ended  March 31, 2015, the Company repurchased 3,156 shares through the stock repurchase program for $43,456.  Through March 31, 2015, UTG has spent $6,166,581 in the acquisition of 665,854 shares under this program.

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  At March 31, 2015 and 2014, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

The following table represents the total funding commitments and the unfunded commitment as of March 31, 2015 related to certain investments:

	Total Funding	Unfunded
	Commitment	Commitment
RLF III, LLC	$4,000,000	$398,120
Llano Music, LLC	4,000,000	1,904,000
Marcellus HBPI, LLP	1,800,000	141,300
Sovereign's Capital, LP Fund I	500,000	185,000
MM-Appalachia IV, LP	2,475,000	825,000
UGLIC, LLC	1,600,000	800,000
Sovereign's Capital, LP Fund II	1,000,000	1,000,000

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

During 2012, the Company committed to invest in Sovereign's Capital, LP Fund I ("Sovereign's"), which invests in companies in emerging markets. Sovereign's makes capital calls to investors as funds are needed.

During 2013, the Company committed to invest in MM-Appalachia IV, LP, which purchases land for leasing opportunities to those looking to harvest natural resources. MM-Appalachia IV, LP makes capital calls to investors as funds are needed for continued land purchases. During January of 2015, MM-Appalachia IV, LP called $371,250 of the unfunded commitment. Also, in January of 2015, the Company committed to invest an additional $825,000 in MM-Appalachia IV, LP.

During 2014, the Company committed to invest in UGLIC, LLC, which purchases real estate tax receivables.  UGLIC, LLC makes capital calls as funds are needed for additional purchases.

During 2015, the Company committed to invest in Sovereign's Capital, LP Fund II ("Sovereign's"), which invests in companies in emerging markets. Sovereign's makes capital calls to investors as funds are needed
Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	March 31,
	2015	2014

Interest	$0	$19,672
Federal income tax	3,000,000	0

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's discussion and analysis of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively with the Parent, the "Company").  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in the Company's annual report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability.  The Company's critical accounting policies and the related estimates considered most significant by Management are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  Management has identified the accounting policies related to cost of insurance acquired, assumptions and judgments utilized in determining if declines in fair values of investments are other-than-temporary, and valuation methods for investments that are not actively traded as those, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Condensed Consolidated Financial Statements and this Management's Discussion and Analysis.

During the three months ended March 31, 2015, there were no additions to or changes in the critical accounting policies disclosed in the 2014 Form 10-K, except for recently adopted accounting standards discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

On a consolidated basis, the Company reported net income attributable to common shareholders' of $2,504,000 for the three month period ended March 31, 2015 and a net loss attributable to common shareholders' of $(1,528,000) for the three month period ended March 31, 2014.

Revenues

The Company's total revenues increased by $3,900,000 when comparing the three month period ended March 31, 2015 to the same period in 2014.  The increase was mainly attributable to an increase in net investment income and realized investment gains recognized by the company during the first quarter of 2015.

Premium and policy fee revenues, net of reinsurance, were comparable for the first quarter of 2015 and 2014.  The Company writes minimal new business.  Unless the Company acquires a new insurance company or a block of in-force business, Management expects premium revenue to continue to decline on the existing blocks of business at a rate consistent with prior experience.

Net investment income represented 53% and 62% of the Company's total revenues for the three month period ended March 31, 2015 and 2014, respectively.  The Company reported net investment income of $5,955,000 for the three month period ended March 31, 2015, an increase of 31% compared to the same period in 2014.  Investment income from the fixed maturities investment portfolio and the discounted mortgage loan investment portfolio represented approximately 83%, of the gross investment income for the three month period ended March 31, 2015.

For the three month period ended March 31, 2015, income from the discounted mortgage loan portfolio increased by $3,145,000, compared to the same period in 2014.  During the first quarter of 2015, the Company had two discounted mortgage loans that were repaid.  The discounted mortgage loan investment balance decreased 13% from December 31, 2014 to March 31, 2015 and is expected to continue trending downward as the Company does not anticipate acquiring any additional discounted loan portfolios in the near term.

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

The Company reported net realized investment gains of $2,904,000 and $277,000 for the three month periods ended March 31, 2015 and 2014, respectively.  The 2015 gain is the result of the Company selling a parcel of investment real estate during January of 2015.  Realized investment gains and losses are expected to vary depending on the investing activities of the Company.

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

Expenses

The Company reported total benefits and other expenses of $4,560,000 for the three month period ended March 31, 2015, a decrease of 23% from the same period in 2014.  Benefits, claims and settlement expenses represented 66% of the Company's total expenses for the three month periods ended March 31, 2015 and 2014.  The other major expense category of the Company is operating expenses, which represented 31% and 30% of the Company's total expenses for the three month periods ended March 31, 2015 and 2014, respectively.

In early 2013, the Company began a proactive analysis of its in-force business to try to reconnect with lost customers and verify its customers were not deceased.  In some instances, the Company found that the customer was indeed deceased, but no notification or claim was presented to the Company.  During 2014, the Company paid approximately $1,200,000 in death claim benefits as a result of this action. This project was completed during the second quarter of 2014. When comparing first quarter 2015 and 2014 benefit expenses, 2014 expenses were higher as a result of this project.
Net amortization of cost of insurance acquired decreased 8% during the three month period ended March 31, 2015 compared to the same period in 2014.  Cost of insurance acquired is established when an insurance company is acquired or when the Company acquires a block of in-force business.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The Company utilizes a 12% discount rate on the remaining unamortized business.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.  This expense is expected to decrease, unless the Company acquires a new block of business.

Operating expenses decreased 17% or $457,000 in the three month period ended March 31, 2015 in comparison to the same period in 2014.  When comparing first quarter 2015 and 2014 operating expense activities, the Company's information technology expenses were down $710,000 during 2015 and the Company's charitable contributions were up $418,000 in 2015.

Information technology expenses were higher in 2014 as the result of the implementation of a new administrative system.  Following an extensive analysis of current administrative systems available in the market place, early in 2014 the Company determined it would change its administrative system.  Management anticipates it will be year-end 2015 before fully converted to the new system.  Management believes this system change will position the Company for the future by providing a more modern and flexible operating system while reducing ongoing operating costs.

UTG has a strong philanthropic program. The Company generally allocates a portion of its GAAP net income to be used for its philanthropic efforts primarily targeted to Christ-centered organizations or organizations that help the weak or poor. Charitable contributions made by the Company are expected to vary from year to year depending on the earnings of the Company.

Financial Condition

Investment Information

Investments represent approximately 83% of total assets at March 31, 2015 and December 31, 2014.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments that it is permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company's investment portfolio is invested in a diverse set of securities.

As of March 31, 2015, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders' equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market, with changes in market value charged directly to shareholders' equity.  Changes in the market value of available for sale securities resulted in a net unrealized gain of $2,411,000 and $3,456,000 for the three month periods ended March 31, 2015 and 2014, respectively.

The Company's March 31, 2015 discounted mortgage loan asset balance decreased by 13% in comparison to the December 31, 2014 balance.  The decrease in the discounted mortgage loan balance is mainly attributable to two mortgage loans being fully repaid during the first quarter of 2015. The Company expects this investment balance to continue trending downward as the Company does not anticipate acquiring any additional discounted loan portfolios in the near term.

Capital Resources

Total shareholders' equity increased 6% as of March 31, 2015 when compared to December 31, 2014. The increase in shareholders' equity is mainly attributable to the change in accumulated other comprehensive income.  The balance in accumulated other comprehensive income has increased $2,336,000 from December 31, 2014 to March 31, 2015.  The increase in other comprehensive income is related to the unrealized gains on the company's available for sale securities.

At March 31, 2015 and December 31, 2014, the Company had $4,400,000 of debt outstanding.  The outstanding debt belongs to UTG Avalon, LLC, a wholly owned subsidiary of UG.  During the second quarter of 2015, UTG Avalon repaid $2,000,000 of the outstanding principal balance on the promissory note.  The principal payment was paid by UTG and as a result of the payment, an intercompany promissory note receivable/payable was established.

The Company's investments are predominately in fixed maturity investments such as bonds, which provide sufficient return to cover future obligations.  The Company carries all of its fixed maturity holdings as available for sale, which are reported in the Condensed Consolidated Financial Statements at their market value.

Liquidity

The Company has three principal needs for cash - the insurance company's contractual obligations to policyholders, the payment of operating expenses and debt service.  Cash and cash equivalents represented 4% and 3% of total assets as of March 31, 2015 and December 31, 2014, respectively.  Fixed maturities as a percentage of total assets were approximately 50% and 49% as of March 31, 2015 and December 31, 2014, respectively.

The Company currently has access to funds for operating liquidity.  UTG has an $8,000,000 revolving credit note with Illinois National Bank.  At March 31, 2015, the Company had no outstanding borrowings against the UTG line of credit.

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

Net cash used in operating activities was $6,614,000 and $2,124,000 for the three month periods ended March 31, 2015 and 2014, respectively.  During the fourth quarter of 2014, the Company recognized a significant profit and established an income tax liablility related to this profit.  The income taxes were paid during the first quarter of 2015.  Also, there was an increase in other assets during the first quarter of 2015.

Net cash provided by investing activities was $7,074,000 and $4,050,000 for the three month period ended March 31, 2015 and 2014, respectively. First quarter 2015 results were more favorable as a result of the settlement of the two discounted mortgage loans and the gain on the sale of the real estate parcel. The cash provided by investing activities is expected to vary from quarter to quarter depending on market conditions and Management's ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was $279,000 and $3,250,000 for the three month period ended March 31, 2015 and 2014, respectively.  During the first quarter of 2014, the Company used cash of approximately $3,000,000 in the settlement of the sale of a small block of life insurance business.  The sale of this block of business was approved by the Ohio Department of Insurance during the first quarter of 2014.

UTG is a holding Company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the Company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on Management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  At March 31, 2015, substantially all of the consolidated shareholders' equity represented net assets of its subsidiary.  The Company's insurance subsidiary has maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance Company dividend payments where the Company is domiciled.  No dividends were paid to shareholders in 2014 or the three month period ended March 31, 2015.

UG is an Ohio domiciled insurance company, which requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory net income or b) 10% of statutory capital and surplus.  For the year ended December 31, 2014, UG had statutory net income of $12,200,000.  At December 31, 2014 UG's statutory capital and surplus amounted to $41,147,000.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  During 2014, UG paid UTG ordinary dividends of $4,800,000.  During the second quarter of 2015, UG paid UTG a dividend of $2,000,000. UTG used the dividends received during 2014 and 2015 to pay on its outstanding line of credit balance and purchase outstanding shares of UTG stock.

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

UTG, INC.
(Registrant)

Date:	May 12, 2015	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	May 12, 2015	By	/s/ Theodore C. Miller
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