Form 10-Q
period 2015-06-30
UTG INC
filed 2015-08-12
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock as of July 28,2015, was 3,701,896.
UTG, Inc.
(The "Company")

UTG, Inc.

Condensed Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2015	2014*
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $185,763,176 and $188,634,364)	$191,348,772	$197,481,456
Equity securities, at fair value (cost $41,696,686 and $39,275,638)	45,408,711	40,996,002
Trading securities, at fair value (cost $0 and $5,179,850)	0	3,826,250
Mortgage loans on real estate at amortized cost	9,769,560	14,060,930
Discounted mortgage loans on real estate at cost	5,516,065	9,101,052
Investment real estate	53,131,234	51,007,101
Policy loans	10,832,464	11,104,485
Short-term investments	4,012,988	4,382,181
Total investments	320,019,794	331,959,457

Cash and cash equivalents	20,644,252	13,977,443
Accrued investment income	2,791,394	2,662,865
Reinsurance receivables:
Future policy benefits	27,803,444	27,906,905
Policy claims and other benefits	3,974,728	3,788,294
Cost of insurance acquired	8,594,182	9,047,984
Deferred policy acquisition costs	0	0
Property and equipment, net of accumulated depreciation	2,245,082	2,475,829
Other assets	8,386,188	8,081,461
LIABILITIES AND SHAREHOLDER' EQUITY
Policy liabilities and accruals:
Future policyholder benefits	$272,253,359	$275,044,909
Policy claims and benefits payable	3,079,759	3,208,324
Other policyholder funds	482,350	341,248
Income taxes payable	0	1,933,243
Deferred income taxes	9,326,383	9,413,794
Notes payable	2,400,000	4,400,000
Trading securities, at fair value (proceeds $95,986 and $464,215)	89,848	23,853
Other liabilities	9,018,024	7,723,213
Total liabilities	310,901,513	316,327,638

Shareholders' equity:
Common stock - no par value, stated value $.001 per share. Authorized 7,000,000 shares - 3,705,263 and 3,706,780 shares outstanding	3,705	3,706
Additional paid-in capital	43,094,647	43,122,944
Retained earnings	33,861,628	32,145,662
Accumulated other comprehensive income	6,028,583	6,853,974
Total UTG shareholders' equity	82,988,563	82,126,286
Noncontrolling interests	1,177,883	1,446,314
Total shareholders' equity	84,166,446	83,572,600
Total liabilities and shareholders' equity	$395,067,959	$399,900,238

* Balance sheet audited at December 31, 2014.
See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Revenue:
Premiums and policy fees	$2,861,481	$3,357,360	$5,798,995	$6,091,047
Ceded reinsurance premiums and policy fees	(777,916)	(827,040)	(1,557,242)	(1,608,023)
Net investment income	2,055,900	4,028,304	8,010,402	8,561,423
Other income	148,037	500,113	315,430	1,020,544
Revenues before realized gains (losses)	4,287,502	7,058,737	12,567,585	14,064,991
Realized investment gains (losses), net:
Other-than-temporary impairments	0	0	0	0
Other realized investment gains, net	1,522,414	1,694,037	4,426,320	1,971,461
Total realized investment gains (losses), net	1,522,414	1,694,037	4,426,320	1,971,461
Total revenue	5,809,916	8,752,774	16,993,905	16,036,452

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	5,197,017	6,445,808	9,873,230	13,131,855
Ceded Reinsurance benefits and claims	(627,557)	(1,124,076)	(1,122,253)	(2,326,546)
Annuity	280,984	283,662	530,234	562,239
Dividends to policyholders	120,962	130,145	251,598	266,317
Commissions and amortization of deferred policy acquisition costs	(42,051)	(5,927)	(84,276)	(107,064)
Amortization of cost of insurance acquired	226,901	246,412	453,802	492,824
Operating expenses	2,148,087	2,730,362	4,347,182	5,386,480
Interest expense	23,550	110,326	61,523	292,158
Total benefits and other expenses	7,327,893	8,816,712	14,311,040	17,698,263

Income (loss) before income taxes	(1,517,977)	(63,938)	2,682,865	(1,661,811)
Income tax (expense) benefit	646,356	274,876	(814,893)	467,387

Net income (loss)	(871,621)	210,938	1,867,972	(1,194,424)

Net (income) loss attributable to noncontrolling interests	83,832	(196,079)	(152,006)	(319,033)

Net income (loss) attributable to common shareholders	$(787,789)	$14,859	1,715,966	(1,513,457)

Amounts attributable to common shareholders
Basic income (loss) per share	$(0.21)	$0.00	0.46	(0.40)

Diluted income (loss) per share	$(0.21)	$0.00	0.46	(0.40)

Basic weighted average shares outstanding	3,712,325	3,765,354	3,710,038	3,768,643

Diluted weighted average shares outstanding	3,712,325	3,765,354	3,710,038	3,768,643

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Net income (loss)	$(871,621)	$210,938	$1,867,972	$(1,194,424)

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	(4,156,380)	3,985,260	(446,781)	9,302,065
Tax expense (expenses) benefit on unrealized holding gains (losses) arising during the period	1,454,733	(1,394,841)	156,373	(3,255,723)
Unrealized holding gains (losses) arising during period, net of tax	(2,701,647)	2,590,419	(290,408)	6,046,342

Less reclassification adjustment for gains included in net income (loss)	(706,760)	(86,066)	(823,051)	(338,074)
Tax expense for gains included in net income (loss)	247,366	30,123	288,068	118,326
Reclassification adjustment for gains included in net income (loss), net of tax	(459,394)	(55,943)	(534,983)	(219,748)
Subtotal: Other comprehensive income (loss), net of tax	(3,161,041)	2,534,476	(825,391)	5,826,594

Comprehensive income (loss)	(4,032,662)	2,745,414	1,042,581	4,632,170

Less comprehensive (income) loss attributable to noncontrolling interests	83,832	(196,079)	(152,006)	(319,033)

Comprehensive income (loss) attributable to UTG, Inc.	$(3,948,830)	$2,549,335	$890,575	$4,313,137

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2015	2014

Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$1,715,966	$(1,513,457)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	(3,008,714)	(835,649)
Realized investment gains, net	(4,426,320)	(1,971,461)
Unrealized trading (gains) losses included in income	1,019,262	(15,622)
Amortization of deferred policy acquisition costs	0	25,828
Amortization of cost of insurance acquired	453,802	492,824
Depreciation	396,041	673,213
Net income attributable to noncontrolling interest	152,006	319,033
Charges for mortality and administration of universal life and annuity products	(3,325,645)	(3,352,060)
Interest credited to account balances	2,533,573	2,607,793
Change in accrued investment income	(128,529)	(34,623)
Change in reinsurance receivables	(82,973)	225,406
Change in policy liabilities and accruals	(1,672,749)	(3,004,690)
Change in income taxes receivable (payable)	(2,542,138)	12,582
Change in other assets and liabilities, net	1,459,220	1,852,980
Net cash used in operating activities	(7,457,198)	(4,517,903)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale
Equity securities available for sale	5,697,643	4,120,242
Trading securities	112,879	1,116,500
Mortgage loans	9,291,371	1,154,443
Discounted mortgage loans	4,597,610	1,154,443
Real estate	9,713,102	8,599,113
Policy loans	958,134	1,700,041
Short-term investments	388,392	0
Total proceeds from investments sold and matured	41,638,055	33,499,979
Cost of investments acquired:
Fixed maturities available for sale
Equity securities available for sale	(4,125,392)	(2,462,226)
Trading securities	(463,895)	(13,901)
Mortgage loans	(5,000,000)	(1,727,681)
Discounted mortgage loans	(44,175)	(16,723)
Real estate	(6,904,517)	(4,487,029)
Policy loans	(686,113)	(4,487,029)
Short-term investments	(19,200)	(4,832,980)
Total cost of investments acquired	(24,651,753)	(26,309,541)
Net cash provided by investing activities	16,986,302	7,190,438

Cash flows from financing activities:
Policyholder conract deposits	2,712,136	2,773,092
Policyholder contract withdrawals	(3,013,592)	(3,181,015)
Payments of principal on notes payable/line of credit	(2,000,000)	(900,000)
Purchase of treasury stock	(28,297)	(173,774)
Non controlling contributions (distributions) of consolidated subsidiary	(532,542)	(78,009)
Sale of block of businees	0	(3,045,574)
Net cash used in financing activities	(2,862,295)	(4,605,280)

Net increase (decrease) in cash and cash equivalents	6,666,809	(1,932,745)
Cash and cash equivalents at beginning of period	13,977,443	19,838,618
Cash and cash equivalents at end of period	$20,644,252	17,905,873

See accompanying notes.

UTG, Inc.
Notes to Condensed Consolidated Financial Statements

  Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2014, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the "Parent" or "UTG") and its subsidiaries (collectively with the Parent, the "Company").  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company's consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  The Company's results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any other future period.

This document at times will refer to UTG's largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC ("FSF"), a Kentucky corporation, and First Southern Bancorp, Inc. ("FSBI"), a financial services holding company.  FSBI operates through its   100 %owned subsidiary bank, First Southern National Bank ("FSNB").  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG's largest shareholder through his ownership control of FSF, FSBI and affiliates.  At June 30, 2015, Mr. Correll owns or controls directly and indirectly approximately  57.52% of UTG's outstanding stock.

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

Investments in available for sale securities are summarized as follows:

June 30, 2015	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$21,624,172	$1,777,869	$(8,415)	$23,393,626
U.S. special revenue and assessments	1,137,625	11,570	(790)	1,148,405
Public utilities	399,935	46,643	0	446,578
All other corporate bonds	162,601,444	6,783,429	(3,024,710)	166,360,163
	185,763,176	8,619,511	(3,033,915)	191,348,772
Equity securities	41,696,686	4,294,519	(582,494)	45,408,711
Total	$227,459,862	$12,914,030	$(3,616,409)	$236,757,483

December 31, 2014	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$23,036,161	$1,970,791	$(50,184)	$24,956,768
States, municipalities and political subdivisions	95,000	2,385	0	97,385
U.S. special revenue and assessments	1,137,702	13,739	(202,930)	948,511
Collateralized mortgage obligations	1,005,081	92,091	(6)	1,097,166
Public utilities	399,927	55,913	0	455,840
All other corporate bonds	162,960,493	8,624,486	(1,659,193)	169,925,786
	188,634,364	10,759,405	(1,912,313)	197,481,456
Equity securities	39,275,638	2,260,855	(540,491)	40,996,002
Total	$227,910,002	$13,020,260	$(2,452,804)	$238,477,458

The amortized cost and estimated market value of debt securities at June 30, 2015, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale June 30, 2015	Amortized Cost	Estimated Fair Value

Due in one year or less	$4,260,506	$4,345,587
Due after one year through five years	18,449,941	19,437,005
Due after five years through ten years	71,592,928	74,596,197
Due after ten years	91,459,801	92,969,983
Total	$185,763,176	$191,348,772

The fair value of investments with sustained gross unrealized losses at June 30, 2015 and December 31, 2014 are as follows:

June 30, 2015	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$0	0	$4,989,455	(8,415)	$4,989,455	(8,415)
U.S. Special Revenue and Assessments	986,530	(790)	0	0	986,530	(790)
All other corporate bonds	63,408,203	(1,843,917)	3,415,171	(1,180,793)	66,823,374	(3,024,710)
Total fixed maturities	$64,394,733	(1,844,707)	$8,404,626	(1,189,208)	$72,799,359	(3,033,915)

Equity securities	$3,173,588	(582,494)	$0	0	$3,173,588	(582,494)

December 31, 2014	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$0	0	$4,947,265	(50,184)	$4,947,265	(50,184)
U.S. special revenue and assessments	0	0	784,390	(202,930)	784,390	(202,930)
Collateralized mortgage obligations	0	0	1,012	(6)	1,012	(6)
All other corporate bonds	28,954,477	(416,560)	3,535,206	(1,242,633)	32,489,683	(1,659,193)
Total fixed maturities	$28,954,477	(416,560)	$9,267,873	(1,495,753)	$38,222,350	(1,912,313)

Equity securities	$6,067,132	(540,491)	$0	0	$6,067,132	(540,491)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of June 30, 2015
Fixed maturities	38	4	42
Equity securities	14	0	14
As of December 31, 2014
Fixed maturities	18	7	25
Equity securities	25	0	25

Substantially all of the unrealized losses on fixed maturities available for sale and equity securities at June 30, 2015 and December 31, 2014 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company's expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company's evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of June 30, 2015 and December 31, 2014.

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

Based on Management's review of the investment portfolio, the Company did not record any losses for other-than-temporary impairments in the Condensed Consolidated Statements of Operations for the six month period ended June 30, 2015 and 2014.

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Condensed Consolidated Statements of Operations.  Trading securities include exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities are securities sold short. A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  The fair value of derivatives included in trading security assets and trading security liabilities as of  June 30, 2015 was $0 and $(89,848), respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of  December 31, 2014 was $6,250 and $(23,853), respectively.  Earnings from trading securities are classified in cash flows from operating activities. The derivatives held by the Company are for income generation purposes only.

As of June 30, 2015, the Company reclassified its remaining exchange-traded equity trading security to the available for sale category. The fair value of the security at the time of the reclassification was $3,224,000.  Trading securities are purchased and held primarily for purposes of selling them in the near term and reflect active and frequent buying and selling. Management analyzed the recent buying and selling activity related to the exchange-traded equity and deems the available for sale category to better reflect management's intent for this security going forward. Through June 30, 2015, unrealized gains and losses from this exchange-traded equity were recorded as a component of earnings. Future unrealized gains/losses will be reported as a component of comprehensive income.

Trading revenue charged to net investment income from trading securities was:

	Three Months Ended
	June 30,
	2015	2014

Net unrealized gains (losses)	$71,632	$(245,029)
Net realized gains (losses)	(92,310)	150,365
Net unrealized and realized gains (losses)	$(20,678)	$(94,664)

	Six Months Ended
	June 30,
	2015	2014

Net unrealized gains (losses)	$1,019,262	$15,622
Net realized gains (losses)	(515,967)	171,538
Net unrealized and realized gains (losses)	$503,295	$187,160

Mortgage Loans

As of June 30, 2015 and December 31, 2014, the Company's mortgage loan portfolio contained 27 and 33 mortgage loans, including discounted mortgage loans, with a carrying value of $15,285,625 and $23,161,982, respectively.

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

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquires the discounted mortgage loans at below contract value, and believes that it will fully recover its carrying value upon disposal, therefore no reserve for delinquent loans is deemed necessary.  Those loans not currently paying any interest or principal are being vigorously worked by Management.  The current discounted commercial mortgage loan portfolio has an average price of 34.26 % of face value and Management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.

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

The following table presents the Company's assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheet on a recurring basis as of June 30, 2015.

	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$11,889,848	$178,531,725	$927,199	$191,348,772
Equity Securities, available for sale	10,751,651	7,135,365	27,521,695	45,408,711
Total	$22,641,499	$185,667,090	$28,448,894	$236,757,483

Liabilities
Trading Securities	$89,848	$0	$0	$89,848

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

	Fixed Maturities, Available for Sale	Equity Securities, Available for Sale	Total
Balance at December 31, 2014	$869,725	$28,878,634	$29,748,359
Total unrealized gains (losses):
Included in realized gains(losses)	0	0	0
Included in other comprehensive income	57,474	415,774	473,248
Purchases	0	1,005,625	1,005,625
Sales	$0	$(2,778,338)	$(2,778,338)
Balance at June 30, 2015	927,199	27,521,695	28,448,894

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

	June 30, 2015		December 31, 2014
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage loans on real estate	$9,769,560	$10,103,835	$14,060,930	$14,236,676
Discounted mortgage loans	5,516,065	5,516,065	9,101,052	9,101,052
Investment real estate	53,131,234	53,131,234	51,007,101	51,007,101
Policy loans	10,832,464	10,832,464	11,104,485	11,104,485
Cash and cash equivalents	20,644,252	20,644,252	13,977,443	13,977,443
Short term investments	4,012,988	4,012,988	4,382,181	4,382,181
Collateral and non-collateral loans	5,212,560	5,212,560	5,612,560	5,612,560
Liabilities
Notes payable	2,400,000	2,400,000	4,400,000	4,400,000

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

Note 5 – Credit Arrangements

At June 30, 2015 and December 31, 2014, the Company had the following outstanding debt:

			Outstanding Principal Balance
Instrument	Issue Date	Maturity Date	June 30, 2015	December 31, 2014
Promissory Note:
UTG Avalon	12/29/2014	4/1/2018	2,400,000	4,400,000

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2014	Borrowings	Repayments	June 30, 2015
Lines of Credit:
UTG	2013-11-20	2015-11-20	$8,000,000	$0	0	0	$0
UG	2015-06-02	2016-05-19	10,000,000	0	0	0	0

The UTG Avalon promissory note issued on December 29, 2014 carries interest at a rate of 3.5 % with interest payable quarterly beginning in July of 2015.  The interest is a variable rate that is equal to the lowest of the U.S. Prime Rates as published in the money section of the Wall Street Journal.  The interest rate is subject to change monthly and any change in interest rate is effective the first day of the month following the rate change. Principal is due upon maturity of the note.  During the second and third quarters of 2015, UTG Avalon repaid $2,000,000 and $1,500,000, respectively, of the outstanding principal balance on the promissory note.  The principal payments were paid by UTG and as a result of the payment, intercompany promissory notes receivable/payable were established.

The UTG line of credit carries interest at a fixed rate of  3.75% and is payable monthly. As collateral, UTG has pledged  100% of the common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company ("UG"). .

During June of 2015, the Federal Home Loan Bank approved UG's Cash Management Advance Application ("CMA"). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity.

The consolidated scheduled principal reductions on the notes payable for the next five years are as follows:

Year	Amount

2015	$0
2016	0
2017	0
2018	2,400,000
2019	0

Note 6 – Shareholders' Equity

Stock Repurchase Programs

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. At a meeting of the Board of Directors on June 3, 2015, the Board of Directors of UTG authorized the repurchase of up to an additional $1,000,000 of UTG's common stock, for a total repurchase of $8,000,000. Repurchased shares are available for future issuance for general corporate purposes.  This program can be suspended or terminated at any time without further notice.  Open market purchases are made based on the last available market price and are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company.  During the six month period ended   June 30, 2015, the Company repurchased 15,858 shares through the stock repurchase program for $222,266.  Through June 30, 2015, UTG has spent $6,345,392 in the acquisition of 678,556 shares under this program.

On July 20, 2015, the Board of Directors of UTG also clarified and amended the terms on which UTG may repurchase shares in the program and gave Company management broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. The program may be suspended or terminated at any time without further notice.

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  For the three and six months ended June 30, 2015 and 2014, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

The following table represents the total funding commitments and the unfunded commitment as of June 30, 2015 related to certain investments:

	Total Funding	Unfunded
	Commitment	Commitment
RLF III, LLC	$4,000,000	$398,120
Llano Music, LLC	4,000,000	1,904,000
Marcellus HBPI, LLP	1,800,000	141,300
Sovereign's Capital, LP Fund I	500,000	185,000
MM-Appalachia IV, LP	3,300,000	825,000
UGLIC, LLC	1,600,000	320,000
Sovereign's Capital, LP Fund II	1,000,000	950,000

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

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	June 30,
	2015	2014

Interest	$0	$14,648
Federal income tax	0	0

	Six Months Ended
	June 30,
	2015	2014

Interest	$0	$34,320
Federal income tax	3,000,000	0

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

During the six months ended June 30, 2015, there were no additions to or changes in the critical accounting policies disclosed in the 2014 Form 10-K, except for recently adopted accounting standards discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

On a consolidated basis, the Company reported net income attributable to common shareholders' of $1,716,000 for the six month period ended June 30, 2015 and a net loss attributable to common shareholders' of $(788,000) for the three month period ended June 30, 2015.  For the six month period ended June 30, 2014, the Company reported a net loss attributable to common shareholders' of $(1,513,000) and for the three month period ended June 30, 2014, the Company reported net income attributable to common shareholders' of $15,000.

Revenues

The Company's total revenues increased by 13% when comparing the six month periods ended June 30, 2015 and 2014.  The main driver of the increased revenues for the six month period ended June 30, 2015, compared to the same period in 2014, was realized investment gains.  The Company's revenue decreased 34% when comparing the three month periods ended June 30, 2015 and 2014 and was mainly attributable to a decrease in net investment income. See below for further analysis of the fluctuations in realized investment gains and net investment income.

Premium and policy fee revenues, net of reinsurance, decreased 5% when comparing the first six months of 2015 to the same period in 2014.  Premium and policy fee revenues, net of reinsurance, decreased 18% when comparing the second quarter of 2015 to the same quarter in 2014.  The Company writes minimal new business.  Premium and policy fee revenues, net of reinsurance, represented 25% and 28% of the Company's revenues as of June 30, 2015 and 2014, respectively.  Unless the Company acquires a new insurance company or a block of in-force business, Management expects premium revenue to continue to decline on the existing blocks of business at a rate consistent with prior experience.

The following table reflects net investment income of the Company for the three and six month periods ended June 30, 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Fixed maturities available for sale	$2,086,089	$1,894,777	$4,192,853	$4,008,251
Equity securities	603,611	903,985	1,308,784	1,601,523
Trading securities	20,678	(94,664)	(503,295)	187,160
Mortgage loans	269,194	(496,064)	416,318	469,384
Discounted mortgage loans	116,608	1,440,740	3,487,647	1,666,515
Real estate	136,630	3,189,810	587,483	4,256,230
Policy loans	112,505	124,434	316,502	363,957
Short-term	56,370	6,323	167,406	6,323
Cash and cash equivalents	404	(556)	566	307
Total consolidated investment income	3,402,089	6,968,785	9,974,264	12,559,650
Investment expenses	(1,346,189)	(2,940,481)	(1,963,862)	(3,998,227)
Consolidated net investment income	$2,055,900	$4,028,304	$8,010,402	$8,561,423

Net investment income represented 47% and 53% of the Company's total revenues as of June 30, 2015 and 2014, respectively.  The Company reported net investment income of $8,010,000 for the six month period ended June 30, 2015, a decrease of 6% compared to the same period in 2014.  For the three month period ended June 30, 2015, net investment income decreased 49% or $1,972,000, compared to the same quarter in 2014.

The fluctuation in net investment income for the three and six month periods ended June 30, 2015, compared to the same periods in 2014, is mainly attributable to variances in the earnings reported in the discounted mortgage loan and real estate investment portfolios. Investment income from the fixed maturities investment portfolio remains fairly consistent from quarter to quarter and continues to represent 30-40% of the gross investment income reported by the Company.

For the six month period ended June 30, 2015, income from the discounted mortgage loan portfolio increased by $1,821,000 compared to the same period in 2014.  The increase was primarily recognized in the first quarter of 2015, as the income during the second quarter of 2015 was $1,324,000 less than the same period in the prior year.  Income from the discounted mortgage loan portfolio, as well as the timing of the income recognition, is expected to vary from quarter to quarter, depending on when the discounted loans are repaid. During the first quarter of 2015, the Company had two discounted mortgage loans that were repaid.  The discounted mortgage loan investment balance decreased 39% from December 31, 2014 to June 30, 2015 and is expected to continue trending downward as the Company does not anticipate acquiring any additional discounted loan portfolios in the near term.

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

When comparing the three and six month periods ended June 30, 2015 and 2014, investment income from the real estate investment portfolio is down 86% and 96%, respectively.  During the third quarter of 2014, one of the Company's consolidated subsidiaries sold all of the real estate it owned. Historically, this real estate generated annual net rental income of approximately $2,000,000. As a result of the 2014 sale, the Company no longer recognizes rental income from this real estate.

The Company reported net realized investment gains of $4,426,000 and $1,971,000 for the six month periods ended June 30, 2015 and 2014, respectively.  Net realized investment gains reported during the second quarter of 2015 and 2014 were comparable.  The 2015 net realized investment gains are mainly the result of the Company selling a parcel of real estate during the first quarter of 2015.  Realized investment gains are the result of one-time events and are expected to vary from quarter to quarter.

The Company's other income decreased $705,000 when comparing the six month period ended June 30, 2015 to the same period in 2014 and by $352,000 when comparing the three month period ended June 30, 2015 to the same period in 2014.  One of the main components of other income is revenue earned from providing third party administrative ("TPA") services. During the fourth quarter of 2014, Management did not renew its largest third party administration contract as a result of thin profit margins associated with this contract coupled with its labor intensity. The non-renewal of this contract did not have a material financial impact as the Company has recognized operating expense reductions similar to the lost revenues.

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

Expenses

The Company reported total benefits and other expenses of $14,311,000 for the six month period ended June 30, 2015, a decrease of 19% from the same period in 2014.  For the three month period ended June 30, 2015, total benefits and other expenses decreased 17%, compared to the same quarter in 2014.  Benefits, claims and settlement expenses represented approximately 67% of the Company's total expenses for the six month period ended June 30, 2015 and 68% for the three month period ended June 30, 2015.  The other major expense category of the Company is operating expenses, which represented approximately 30% and 29% of the Company's total expenses for the three and six month periods ended June 30, 2015, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims, decreased approximately 18% in the six month period ended June 30, 2015, compared to the same period in 2014.  For the three month period ended June 30, 2015, life benefits, claims and settlement expenses, net of reinsurance benefits and claims, decreased 13%, compared to the same quarter in 2014.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

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

Net amortization of cost of insurance acquired decreased 8% during the six month period ended June 30, 2015 compared to the same period in 2014.  Cost of insurance acquired is established when an insurance company is acquired or when the Company acquires a block of in-force business.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The Company utilizes a 12% discount rate on the remaining unamortized business.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.  This expense is expected to decrease, unless the Company acquires a new block of business.

Operating expenses decreased 19% in the six month period ended June 30, 2015 in comparison to the same period in 2014.  Second quarter 2015 operating expenses were down 21% compared to operating expenses reported in the second quarter of 2014. In comparison to the prior year, operating expenses were down in all major categories, except charitable contributions.

As previously discussed in the Revenues section of the MD&A, the Company terminated one of its TPA contracts, and as a result of this termination, the Company expected to recognize certain cost saving measures. These cost savings are reflected in the decline in operating expenses in 2015, compared to 2014.  The Company monitors operating expenses closely and continues to look for ways to gain efficiencies and thereby reducing operating expenses.

UTG has a strong philanthropic program. The Company generally allocates a portion of its GAAP net income to be used for its philanthropic efforts primarily targeted to Christ-centered organizations or organizations that help the weak or poor. Charitable contributions made by the Company are expected to vary from year to year depending on the earnings of the Company.

Financial Condition

Investment Information

Investments represent approximately 81% and 83% of total assets at June 30, 2015 and December 31, 2014, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments that it is permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company's investment portfolio is invested in a diverse set of securities.

As of June 30, 2015, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders' equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market, with changes in market value charged directly to shareholders' equity.  Changes in the market value of available for sale securities resulted in net unrealized losses of $(290,000) for the six month period ended June 30, 2015 and $(2,702,000) for the second quarter of 2015.  Changes in the market value of available for sale securities resulted in net unrealized gains of $6,046,000 and $2,590,000 for the three and six month periods ended June 30, 2014, respectively.

The Company's June 30, 2015 discounted mortgage loan asset balance decreased by 39% in comparison to the December 31, 2014 balance.  The decrease in the discounted mortgage loan balance is mainly attributable to two mortgage loans being fully repaid during the first quarter of 2015. The Company expects this investment balance to continue trending downward as the Company does not anticipate acquiring any additional discounted loan portfolios in the near term.

During the second quarter of 2015, the trading securities asset balance decreased while the equity securities balance increased. As disclosed in Note 3 of the Condensed Consolidated Financial Statements, as of June 30, 2015, the Company reclassified its remaining exchange-traded equity trading security to the available for sale category. The fair value of the security at the time of the reclassification was $3,224,000.  Trading securities are purchased and held primarily for purposes of selling them in the near term and reflect active and frequent buying and selling. Management analyzed the recent buying and selling activity related to the exchange-traded equity and deems the available for sale category to better reflect management's intent for this security going forward. Through June 30, 2015, unrealized gains and losses from this exchange-traded equity were recorded as a component of earnings. Future unrealized gains/losses will be reported as a component of comprehensive income.

Capital Resources

Total shareholders' equity increased by approximately 1% as of June 30, 2015 compared to December 31, 2014. The minor increase in total shareholders' equity was the result of a small increase in retained earnings, which was offset by a slight decrease in accumulated other comprehensive.

At June 30, 2015 and December 31, 2014, the Company had $2,400,000 and $4,400,000 of debt outstanding, respectively.  The outstanding debt belongs to UTG Avalon, LLC, a wholly owned subsidiary of UG.  During the second and third quarters of 2015, UTG Avalon repaid $2,000,000 and $1,500,000, respectively, of the outstanding principal balance on the promissory note.  The principal payments were paid by UTG and as a result of the payment; an intercompany promissory note receivable/payable was established.

The Company's investments are predominately in fixed maturity investments such as bonds, which provide sufficient return to cover future obligations.  The Company carries all of its fixed maturity holdings as available for sale, which are reported in the Condensed Consolidated Financial Statements at their market value.

Liquidity

The Company has three principal needs for cash - the insurance company's contractual obligations to policyholders, the payment of operating expenses and debt service.  Cash and cash equivalents represented 5% and 3% of total assets as of June 30, 2015 and December 31, 2014, respectively.  Fixed maturities as a percentage of total assets were approximately 48% and 49% as of June 30, 2015 and December 31, 2014, respectively.

The Company currently has access to funds for operating liquidity.  UTG has an $8,000,000 revolving credit note with Illinois National Bank.  At June 30, 2015, the Company had no outstanding borrowings against the UTG line of credit.
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

Net cash used in operating activities was $7,457,000 and $4,518,000 for the six month periods ended June 30, 2015 and 2014, respectively.  During the fourth quarter of 2014, the Company recognized a significant profit and established an income tax liability related to this profit. The income taxes were paid during the first quarter of 2015.  Also, there was an increase in other assets during the first quarter of 2015.

Net cash provided by investing activities was $16,986,000 and $7,190,000 for the six month period ended June 30, 2015 and 2014, respectively. First quarter 2015 results were more favorable as a result of the settlement of the two discounted mortgage loans and the gain on the sale of the real estate parcel. The cash provided by investing activities is expected to vary from quarter to quarter depending on market conditions and Management's ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was $2,862,000 and $4,605,000 for the six month period ended June 30, 2015 and 2014, respectively.  During the first quarter of 2014, the Company used cash of approximately $3,000,000 in the settlement of the sale of a small block of life insurance business.  The sale of this block of business was approved by the Ohio Department of Insurance during the first quarter of 2014.

UTG is a holding Company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the Company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on Management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  At June 30, 2015, substantially all of the consolidated shareholders' equity represented net assets of its subsidiary.  The Company's insurance subsidiary has maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance Company dividend payments where the Company is domiciled.  No dividends were paid to shareholders in 2014 or the six month period ended June 30, 2015.

UG is an Ohio domiciled insurance company, which requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory net income or b) 10% of statutory capital and surplus.  For the year ended December 31, 2014, UG had statutory net income of $12,200,000.  At December 31, 2014 UG's statutory capital and surplus amounted to $41,147,000.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  During 2014, UG paid UTG ordinary dividends of $4,800,000.  UTG used the dividends received during 2014 to pay on its outstanding line of credit balance.   During the second quarter of 2015, UG paid UTG a dividend of $2,000,000. During the third quarter of 2015, UG paid UTG a second dividend in the amount of $2,000,000. UTG used the dividends received during 2015 for general operations of the Company.

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

UTG, INC.
(Registrant)

Date:	August 12, 2015	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	August 12, 2015	By	/s/ Theodore C. Miller
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