Form 10-Q/A
period 2015-08-25
UTG INC
filed 2015-08-25
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the quarterly report on Form 10-Q of UTG, Inc. for the period ended June 30, 2015 and filed with the Securities and Exchange Commission ("SEC") on August 12, 2015 (the "Form 10-Q"), is to refile the HTML portion of the Form 10-Q.

Due to technical software issues, certain data was inadvertently excluded from the HTML portion of the August 12, 2015 submission to the SEC. The XBRL portion of the August 12, 2015 submission was complete.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.  Among other things, forward-looking statements made in the Form 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after filing of the Form 10-Q, and such forward-looking statements should be read in their historical context.  Furthermore, this Form 10-Q/A should be read in conjunction with the Form 10-Q.

UTG, Inc.
(The "Company")

UTG, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014	*
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $185,763,176 and $188,634,364)	$191,348,772	$197,481,456
Equity securities, at fair value (cost $41,696,686 and $39,275,638)	45,408,711	40,996,002
Trading securities, at fair value (cost $0 and $5,179,850)	0	3,826,250
Mortgage loans on real estate at amortized cost	9,769,560	14,060,930
Discounted mortgage loans on real estate at cost	5,516,065	9,101,052
Investment real estate	53,131,234	51,007,101
Policy loans	10,832,464	11,104,485
Short-term investments	4,012,988	4,382,181
Total investments	320,019,794	331,959,457

Cash and cash equivalents	20,644,252	13,977,443
Accrued investment income	2,791,394	2,662,865
Reinsurance receivables:
Future policy benefits	27,803,444	27,906,905
Policy claims and other benefits	3,974,728	3,788,294
Cost of insurance acquired	8,594,182	9,047,984
Property and equipment, net of accumulated depreciation	2,245,082	2,475,829
Income tax receivable	608,895	0
Other assets	8,386,188	8,081,461
Total assets	$395,067,959	$399,900,238

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$272,253,359	$275,044,909
Policy claims and benefits payable	3,079,759	3,208,324
Other policyholder funds	482,350	341,248
Dividend and endowment accumulations	14,251,790	14,239,054
Income tax payable	0	1,933,243
Deferred income taxes	9,326,383	9,413,794
Notes payable	2,400,000	4,400,000
Trading securities, at fair value (proceeds $95,986 and $464,215)	89,848	23,853
Other liabilities	9,018,024	7,723,213
Total liabilities	310,901,513	316,327,638

Shareholders' equity:
Common stock - no par value, stated value $.001 per share. Authorized 7,000,000 shares - 3,705,263 and 3,706,780 shares outstanding	3,705	3,706
Additional paid-in capital	43,094,647	43,122,944
Retained earnings	33,861,628	32,145,662
Accumulated other comprehensive income	6,028,583	6,853,974
Total UTG shareholders' equity	82,988,563	82,126,286
Noncontrolling interests	1,177,883	1,446,314
Total shareholders' equity	84,166,446	83,572,600
Total liabilities and shareholders' equity	$395,067,959	$399,900,238

* Balance sheet audited at December 31, 2014.
See accompanying notes.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Revenue:
Premiums and policy fees	$2,861,481	$3,357,360	$5,798,995	$6,091,047
Ceded reinsurance premiums and policy fees	(777,916)	(827,040)	(1,557,242)	(1,608,023)
Net investment income	2,055,900	4,028,304	8,010,402	8,561,423
Other income	148,037	500,113	315,430	1,020,544
Revenues before realized gains	4,287,502	7,058,737	12,567,585	14,064,991
Realized investment gains, net:
Other-than-temporary impairments	0	0	0	0
Other realized investment gains, net	1,522,414	1,694,037	4,426,320	1,971,461
Total realized investment gains, net	1,522,414	1,694,037	4,426,320	1,971,461
Total revenue	5,809,916	8,752,774	16,993,905	16,036,452

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	5,197,017	6,445,808	9,873,230	13,131,855
Ceded Reinsurance benefits and claims	(627,557)	(1,124,076)	(1,122,253)	(2,326,546)
Annuity	280,984	283,662	530,234	562,239
Dividends to policyholders	120,962	130,145	251,598	266,317
Commissions and amortization of deferred policy acquisition costs	(42,051)	(5,927)	(84,276)	(107,064)
Amortization of cost of insurance acquired	226,901	246,412	453,802	492,824
Operating expenses	2,148,087	2,730,362	4,347,182	5,386,480
Interest expense	23,550	110,326	61,523	292,158
Total benefits and other expenses	7,327,893	8,816,712	14,311,040	17,698,263

Income (loss) before income taxes	(1,517,977)	(63,938)	2,682,865	(1,661,811)
Income tax (expense) benefit	646,356	274,876	(814,893)	467,387

Net income (loss)	(871,621)	210,938	1,867,972	(1,194,424)

Net (income) loss attributable to noncontrolling interests	83,832	(196,079)	(152,006)	(319,033)

Net income (loss) attributable to common shareholders	$(787,789)	$14,859	$1,715,966	$(1,513,457)

Amounts attributable to common shareholders
Basic income (loss) per share	$(0.21)	$0.00	$0.46	$(0.40)

Diluted income (loss) per share	$(0.21)	$0.00	$0.46	$(0.40)

Basic weighted average shares outstanding	3,712,325	3,765,354	3,710,038	3,768,643

Diluted weighted average shares outstanding	3,712,325	3,765,354	3,710,038	3,768,643

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Net income (loss)	$(871,621)	$210,938	$1,867,972	$(1,194,424)

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	(4,156,380)	3,985,260	(446,781)	9,302,065
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	1,454,733	(1,394,841)	156,373	(3,255,723)
Unrealized holding gains (losses) arising during period, net of tax	(2,701,647)	2,590,419	(290,408)	6,046,342

Less reclassification adjustment for gains included in net income (loss)	(706,760)	(86,066)	(823,051)	(338,074)
Tax expense for gains included in net income (loss)	247,366	30,123	288,068	118,326
Reclassification adjustment for gains included in net income (loss), net of tax	(459,394)	(55,943)	(534,983)	(219,748)
Subtotal: Other comprehensive income (loss), net of tax	(3,161,041)	2,534,476	(825,391)	5,826,594

Comprehensive income (loss)	(4,032,662)	2,745,414	1,042,581	4,632,170

Less comprehensive (income) loss attributable to noncontrolling interests	83,832	(196,079)	(152,006)	(319,033)

Comprehensive income (loss) attributable to UTG, Inc.	$(3,948,830)	$2,549,335	$890,575	$4,313,137

See accompanying notes.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,	June 30,
	2015	2014

Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$1,715,966	$(1,513,457)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	(3,008,714)	(835,649)
Realized investment gains, net	(4,426,320)	(1,971,461)
Unrealized trading (gains) losses included in income	1,019,262	(15,622)
Amortization of deferred policy acquisition costs	0	25,828
Amortization of cost of insurance acquired	453,802	492,824
Depreciation	396,041	673,213
Net income attributable to noncontrolling interest	152,006	319,033
Charges for mortality and administration of universal life and annuity products	(3,325,645)	(3,352,060)
Interest credited to account balances	2,533,573	2,607,793
Change in accrued investment income	(128,529)	(34,623)
Change in reinsurance receivables	(82,973)	225,406
Change in policy liabilities and accruals	(1,672,749)	(3,004,690)
Change in income taxes receivable (payable)	(2,542,138)	12,582
Change in other assets and liabilities, net	1,459,220	1,852,980
Net cash used in operating activities	(7,457,198)	(4,517,903)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	10,878,924	14,200,536
Equity securities available for sale	5,697,643	4,120,242
Trading securities	112,879	1,116,500
Mortgage loans	9,291,371	1,154,443
Discounted mortgage loans	4,597,610	2,609,104
Real estate	9,713,102	8,599,113
Policy loans	958,134	1,700,041
Short-term investments	388,392	0
Total proceeds from investments sold and matured	41,638,055	33,499,979
Cost of investments acquired:
Fixed maturities available for sale	(7,408,461)	(11,436,600)
Equity securities available for sale	(4,125,392)	(2,462,226)
Trading securities	(463,895)	(13,901)
Mortgage loans	(5,000,000)	(1,727,681)
Discounted mortgage loans	(44,175)	(16,723)
Real estate	(6,904,517)	(4,487,029)
Policy loans	(686,113)	(1,332,401)
Short-term investments	(19,200)	(4,832,980)
Total cost of investments acquired	(24,651,753)	(26,309,541)
Net cash provided by investing activities	16,986,302	7,190,438

Cash flows from financing activities:
Policyholder contract deposits	2,712,136	2,773,092
Policyholder contract withdrawals	(3,013,592)	(3,181,015)
Payments of principal on notes payable/line of credit	(2,000,000)	(900,000)
Purchase of treasury stock	(28,297)	(173,774)
Non controlling contributions (distributions) of consolidated subsidiary	(532,542)	(78,009)
Sale of block of businees	0	(3,045,574)
Net cash used in financing activities	(2,862,295)	(4,605,280)

Net increase (decrease) in cash and cash equivalents	6,666,809	(1,932,745)
Cash and cash equivalents at beginning of period	13,977,443	19,838,618
Cash and cash equivalents at end of period	$20,644,252	$17,905,873

See accompanying notes.

UTG, Inc.
Notes to Condensed Consolidated Financial Statements

  Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as ofDecember 31, 2014, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the "Parent" or "UTG") and its subsidiaries (collectively with the Parent, the "Company").  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company's consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  The Company's results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any other future period.

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

	Fixed Maturities, Available for Sale	Equity Securities, Available for Sale	Total
Balance at December 31, 2014	$869,725	$28,878,634	$29,748,359
Total unrealized gains (losses):
Included in realized gains(losses)	0	0	0
Included in other comprehensive income	57,474	415,774	473,248
Purchases	0	1,005,625	1,005,625
Sales	0	(2,778,338)	(2,778,338)
Balance at June 30, 2015	$927,199	$27,521,695	$28,448,894

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

UTG, INC.
(Registrant)

Date:	August 25, 2015	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	August 25, 2015	By	/s/ Theodore C. Miller
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