Form 10-Q
period 2015-09-30
UTG INC
filed 2015-11-12
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock as of October 30, 2015, was 3,697,193.

UTG, Inc.
(The "Company")

UTG, Inc.

Condensed Consolidated Balance Sheets
ASSETS
	September 30,	December 31,
	2015	2014*
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $186,904,228 and $188,634,364)	$189,365,587	$197,481,456
Equity securities, at fair value (cost $45,685,240 and $39,275,638)	45,505,510	40,996,002
Trading securities, at fair value (cost $0 and $5,179,850)	0	3,826,250
Mortgage loans on real estate at amortized cost	11,043,041	14,060,930
Discounted mortgage loans on real estate at cost	4,403,072	9,101,052
Investment real estate	48,362,145	51,007,101
Policy loans	10,809,793	11,104,485
Short-term investments	3,633,629	4,382,181
Total investments	313,122,777	331,959,457

Cash and cash equivalents	14,225,434	13,977,443
Accrued investment income	2,652,983	2,662,865
Reinsurance receivables:
Future policy benefits	27,601,366	27,906,905
Policy claims and other benefits	4,167,679	3,788,294
Cost of Insurance acquired	8,367,281	9,047,984
Property and equipment, net of accumulated depreciation	2,130,410	2,475,829
Other assets	14,198,659	8,081,461
Total assets	$386,466,589	$399,900,238

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$270,834,431	$275,044,909
Policy claims and benefits payable	2,877,482	3,208,324
Other policyholder funds	469,562	341,248
Dividend and endowment accumulations	14,263,790	14,239,054
Income taxes payable	733,967	1,983,243
Deferred income taxes	6,259,007	9,413,794
Notes payable	0	4,400,000
Trading securities, at fair value (proceeds $108,881 and $464,215)	47,603	23,853
Other liabilities	9,583,994	7,723,213
Total liabilities	305,069,836	316,327,638

Shareholders' equity:
Common stock - no par value, stated value $.001 per share. Authorized 7,000,000 shares - 3,697,273 and 3,706,780 shares outstanding	3,697	3,706
Additional paid-in capital	42,972,617	43,122,944
Retained earnings	35,758,340	32,145,662
Accumulated other comprehensive income	1,468,189	6,853,974
Total UTG shareholders' equity	80,202,843	82,126,286
Noncontrolling interests	1,193,910	1,446,314
Total shareholders' equity	81,396,753	83,572,600
Total liabilities and shareholders' equity	$386,466,589	$399,900,238

* Balance sheet audited at December 31, 2014.
See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Income
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Revenue:
Premiums and policy fees	$2,706,709	$2,801,510	$8,505,704	$8,892,557
Ceded reinsurance premiums and policy fees	(825,134)	(769,490)	(2,382,376)	(2,377,513)
Net investment income	3,955,407	4,605,009	11,965,809	13,166,432
Other income	145,141	484,763	460,571	1,505,307
Revenues before realized gains	5,982,123	7,121,792	18,549,708	21,186,783
Realized investment gains (losses), net:
Other-than-temporary impairments	0	0	0	0
Other realized investment gains, net	3,305,835	2,510,130	7,732,155	4,481,591
Total realized investment gains (losses), net	3,305,835	2,510,130	7,732,155	4,481,591
Total revenue	9,287,958	9,631,922	26,281,863	25,668,374

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	5,484,256	4,006,105	15,357,486	17,137,960
Ceded Reinsurance benefits and claims	(1,447,479)	(368,224)	(2,569,732)	(2,694,770)
Annuity	263,198	(265,052)	793,432	297,187
Dividends to policyholders	92,660	103,473	344,258	369,790
Commissions and amortization of deferred policy acquisition costs	(47,886)	581,328	(132,162)	474,264
Amortization of cost of insurance acquired	226,901	246,412	680,703	739,236
Operating expenses	2,057,074	2,287,114	6,404,256	7,673,594
Interest expense	8,618	269,925	70,141	562,083
Total benefits and other expenses	6,637,342	6,861,081	20,948,382	24,559,344

Income before income taxes	2,650,616	2,770,841	5,333,481	1,109,030
Income tax (expense) benefit	(731,082)	502,364	(1,545,975)	969,751

Net income	1,919,534	3,273,205	3,787,506	2,078,781

Net income attributable to noncontrolling interests	(22,822)	(165,763)	(174,828)	(484,796)

Net loss attributable to common shareholders'	$1,896,712	$3,107,442	3,612,678	1,593,985

Amounts attributable to common shareholders'
Basic loss per share	$0.51	$0.83	0.97	0.42

Diluted income per share	$0.51	$0.83	0.97	0.42

Basic weighted average shares outstanding	3,700,180	3,756,857	3,706,741	3,764,578

Diluted weighted average shares outstanding	3,700,180	3,756,857	3,706,741	3,764,578

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Net income	$1,919,534	$3,273,205	$3,787,506	$2,078,781

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	(6,646,467)	(928,207)	(7,093,248)	8,373,858
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	2,326,264	324,873	2,482,637	(2,930,850)
Unrealized holding gains (losses) arising during period, net of tax	(4,320,203)	(603,334)	(4,610,611)	5,443,008

Less reclassification adjustment for gains included in net income	(369,524)	(167,711)	(1,192,575)	(505,785)
Tax expense for gains included in net income	129,333	58,699	417,401	177,025
Reclassification adjustment for gains included in net income, net of tax	(240,191)	(109,012)	(775,174)	(328,760)
Subtotal: Other comprehensive income (loss), net of tax	(4,560,394)	(712,346)	(5,385,785)	5,114,248

Comprehensive income (loss)	(2,640,860)	2,560,859	(1,598,279)	7,193,029

Less comprehensive income attributable to noncontrolling interests	(22,822)	(165,763)	(174,828)	(484,796)

Comprehensive income (loss) attributable to UTG, Inc.	$(2,663,682)	$2,395,096	$(1,773,107)	$6,708,233

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,	September 30,
	2015	2014

Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$3,612,678	$1,593,985
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization (accretion) of investments	(2,887,463)	(1,317,429)
Realized investment gains, net	(7,732,155)	(4,481,591)
Unrealized trading (gains) losses included in income	964,122	71,650
Amortization of deferred policy acquisition costs	0	369,786
Amortization of cost of insurance acquired	680,703	739,236
Depreciation	609,600	1,116,486
Net income attributable to noncontrolling interest	174,828	484,796
Charges for mortality and administration of universal life and annuity products	(4,980,737)	(5,001,163)
Interest credited to account balances	3,680,292	3,800,529
Change in accrued investment income	9,882	218,680
Change in reinsurance receivables	(73,846)	628,879
Change in policy liabilities and accruals	(2,906,385)	(4,940,058)
Change in income taxes receivable (payable)	(1,199,276)	(485,422)
Change in other assets and liabilities, net	(4,399,062)	2,984,740
Net cash used in operating activities	(14,446,819)	(4,216,896)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	19,216,266	20,787,523
Equity securities available for sale	7,128,725	6,303,763
Trading securities	125,774	1,051,502
Mortgage loans	11,980,171	1,762,505
Discounted mortgage loans	7,759,425	3,236,923
Real estate	17,041,627	19,525,094
Policy loans	2,228,637	2,590,935
Short-term investments	828,476	888,384
Total proceeds from investments sold and matured	66,309,101	56,146,629
Cost of investments acquired:
Fixed maturities available for sale	(16,641,310)	(19,580,517)
Equity securities available for sale	(9,531,330)	(6,554,165)
Trading securities	(463,895)	(22,524)
Mortgage loans	(11,226,324)	(1,727,681)
Discounted mortgage loans	(71,226)	(611,723)
Real estate	(6,395,223)	(7,111,362)
Policy loans	(1,933,945)	(1,934,852)
Short-term investments	(79,925)	(4,982,679)
Total cost of investments acquired	(46,343,178)	(42,525,503)
Purchase of property and equipement	0	(1,600,000)
Net cash provided by investing activities	19,965,923	12,021,126

Cash flows from financing activities:
Policyholder contract deposits	3,977,725	4,095,032
Policyholder contract withdrawals	(4,159,165)	(4,584,472)
Proceeds from notes payable/line of credit	0	1,600,000
Payments of principal on notes payable/line of credit	(4,400,000)	(1,500,000)
Purchase of treasury stock	(150,336)	(269,429)
Non controlling contributions (distributions) of consolidated subsidiary	(539,337)	(1,472,522)
Sale of block of business	0	(3,045,574)
Net cash used in financing activities	(5,271,113)	(5,176,965)

Net increase (decrease) in cash and cash equivalents	247,991	2,627,265
Cash and cash equivalents at beginning of period	13,977,443	19,838,618
Cash and cash equivalents at end of period	$14,225,434	$22,465,883

See accompanying notes.

UTG, Inc.
Notes to Condensed Consolidated Financial Statements

  Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the "Parent") and its subsidiaries (collectively with the Parent, the "Company").  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  All financial statements, audited and unaudited, should be read in conjunction with the Company's consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  The Company's results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any other future period.

This document at times will refer to the Registrant's largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC ("FSF"), a Kentucky corporation, and First Southern Bancorp, Inc. ("FSBI"), a financial services holding company.  FSBI operates through its   100 %owned subsidiary bank, First Southern National Bank ("FSNB").  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG's largest shareholder through his ownership control of FSF, FSBI and affiliates.  At September 30, 2015, Mr. Correll owns or controls directly and indirectly approximately 57.64 % of UTG's outstanding stock.

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

Investments in available for sale securities are summarized as follows:

September 30, 2015	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$21,630,407	$1,748,014	$0	$23,378,421
U.S. special revenue and assessments	1,137,586	17,183	0	1,154,769
All other corporate bonds	164,136,235	5,307,464	(4,611,302)	164,832,397
	186,904,228	7,072,661	(4,611,302)	189,365,587
Equity securities	45,685,240	2,533,442	(2,713,172)	45,505,510
Total	$232,589,468	$9,606,103	$(7,324,474)	$234,871,097

December 31, 2014	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$23,036,161	$1,970,791	$(50,184)	$24,956,768
States, municipalities and political subdivisions	95,000	2,385	0	97,385
U.S. special revenue and assessments	1,137,702	13,739	(202,930)	948,511
Collateralized mortgage obligations	1,005,081	92,091	(6)	1,097,166
Public utilities	399,927	55,913	0	455,840
All other corporate bonds	162,960,493	8,624,486	(1,659,193)	169,925,786
	188,634,364	10,759,405	(1,912,313)	197,481,456
Equity securities	39,275,638	2,260,855	(540,491)	40,996,002
Total	$227,910,002	$13,020,260	$(2,452,804)	$238,477,458

The amortized cost and estimated market value of debt securities at September 30, 2015, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale September 30, 2015	Amortized Cost	Estimated Fair Value

Due in one year or less	$5,533,578	$5,620,065
Due after one year through five years	17,369,656	18,034,669
Due after five years through ten years	67,233,935	69,059,025
Due after ten years	96,767,059	96,651,828
Total	$186,904,228	$189,365,587

The fair value of investments with sustained gross unrealized losses at September 30, 2015 and December 31, 2014 are as follows:

September 30, 2015	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$0	0	$0	0	$0	0
U.S. Special Revenue and Assessments	0	0	0	0	0	0
All other corporate bonds	59,290,095	(2,877,049)	14,561,519	(1,734,253)	73,851,614	(4,611,302)
Total fixed maturities	$59,290,095	(2,877,049)	$14,561,519	(1,734,253)	$73,851,614	(4,611,302)

Equity securities	$6,341,069	(2,199,739)	$2,782,665	(513,433)	$9,123,734	(2,713,172)

December 31, 2014	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$0	0	$4,947,265	(50,184)	$4,947,265	(50,184)
U.S. special revenue and assessments	0	0	784,390	(202,930)	784,390	(202,930)
Collateralized mortgage obligations	0	0	1,012	(6)	1,012	(6)
All other corporate bonds	28,954,477	(416,560)	3,535,206	(1,242,633)	32,489,683	(1,659,193)
Total fixed maturities	$28,954,477	(416,560)	$9,267,873	(1,495,753)	$38,222,350	(1,912,313)

Equity securities	$6,067,132	(540,491)	$0	0	$6,067,132	(540,491)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of September 30, 2015
Fixed maturities	37	5	42
Equity securities	8	9	17
As of December 31, 2014
Fixed maturities	18	7	25
Equity securities	25	0	25

Substantially all of the unrealized losses on fixed maturities available for sale and equity securities at September 30, 2015 and December 31, 2014 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company's expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company's evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of September 30, 2015 and December 31, 2014.

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

Based on Management's review of the investment portfolio, the Company did not record any losses for other-than-temporary impairments in the Condensed Consolidated Statements of Operations for the nine month period ended September 30, 2015 and 2014.

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Condensed Consolidated Statements of Operations.  Trading securities include exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities are securities sold short. A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  The fair value of derivatives included in trading security assets and trading security liabilities as of   September 30, 2015 was $0 and $(47,603), respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of  December 31, 2014 was $6,250 and $(23,853), respectively.  Earnings from trading securities are classified in cash flows from operating activities. The derivatives held by the Company are for income generation purposes only.

As of June 30, 2015, the Company reclassified its remaining exchange-traded equity trading security to the available for sale category. The fair value of the security at the time of the reclassification was $3,224,000.  Trading securities are purchased and held primarily for purposes of selling them in the near term and reflect active and frequent buying and selling. Management analyzed the recent buying and selling activity related to the exchange-traded equity and deems the available for sale category to better reflect Management's intent for this security going forward. Through June 30, 2015, unrealized gains and losses from this exchange-traded equity were recorded as a component of earnings. Subsequent unrealized gains/losses are reported as a component of comprehensive income.

Trading revenue charged to net investment income from trading securities was:

	Three Months Ended
	September 30,
	2015	2014

Net unrealized gains (losses)	$55,140	$(87,272)
Net realized gains (losses)	0	120,296
Net unrealized and realized gains (losses)	$55,140	$33,024

	Nine Months Ended
	September 30,
	2015	2014

Net unrealized gains (losses)	$(964,122)	$(71,650)
Net realized gains (losses)	515,967	291,834
Net unrealized and realized gains (losses)	$(448,155)	$220,184

Mortgage Loans

As of September 30, 2015 and December 31, 2014, the Company's mortgage loan portfolio contained 27 and 33 mortgage loans, including discounted mortgage loans, with a carrying value of $15,446,113 and $23,161,982, respectively.

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

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquires the discounted mortgage loans at below contract value, and believes that it will fully recover its carrying value upon disposal, therefore no reserve for delinquent loans is deemed necessary.  Those loans not currently paying any interest or principal are being vigorously worked by Management.  The current discounted commercial mortgage loan portfolio has an average price of  32% of face value and Management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.

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

The following table presents the Company's assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheet on a recurring basis as of September 30, 2015.

	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$11,869,514	$176,470,393	$1,025,680	$189,365,587
Equity Securities, available for sale	13,268,458	5,828,827	26,408,225	45,505,510
Total	$25,137,972	$182,299,220	$27,433,905	$234,871,097

Liabilities
Trading Securities	$47,603	$0	$0	$47,603

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

	Fixed Maturities, Available for Sale	Equity Securities, Available for Sale	Total
Balance at December 31, 2014	$869,725	$28,878,634	$29,748,359
Total unrealized gains (losses):
Included in realized gains(losses)	0	0	0
Included in other comprehensive income	209,806	399,929	609,735
Purchases	0	1,353,625	1,353,625
Sales	(53,851)	(4,223,963)	(4,277,814)
Balance at September 30, 2015	$1,025,680	$26,408,225	$27,433,905

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

	September 30, 2015		December 31, 2014
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage loans on real estate	$11,043,041	$11,493,760	$14,060,930	$14,236,676
Discounted mortgage loans	4,403,072	4,403,072	9,101,052	9,101,052
Investment real estate	48,362,145	48,362,145	51,007,101	51,007,101
Policy loans	10,809,793	10,809,793	11,104,485	11,104,485
Cash and cash equivalents	14,225,434	14,225,434	13,977,443	13,977,443
Short term investments	3,633,629	3,633,629	4,382,181	4,382,181
Collateral and non-collateral loans	7,404,405	7,404,405	5,612,560	5,612,560

Liabilities
Notes payable	0	0	4,400,000	4,400,000

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

Note 5 – Credit Arrangements

At September 30, 2015 and December 31, 2014, the Company had the following outstanding debt:

		Outstanding Principal Balance
Instrument	Issue Date	Maturity Date	September 30, 2015	December 31, 2014
Promissory Note:
UTG Avalon	12/29/2014	4/1/2018	0	4,400,000

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2014	Borrowings	Repayments	September 30, 2015
Lines of Credit:
UTG	2013-11-20	2015-11-20	$8,000,000	$0	0	0	$0
UG	2015-06-02	2016-05-19	10,000,000	0	0	0	0

The UTG Avalon promissory note issued on December 29, 2014 carried interest at a rate of 3.5 % with interest payable quarterly beginning in July of 2015.  The interest is a variable rate that is equal to the lowest of the U.S. Prime Rates as published in the money section of the Wall Street Journal.  The interest rate is subject to change monthly and any change in interest rate is effective the first day of the month following the rate change. Principal is due upon maturity of the note.  This note was fully repaid during the third quarter of 2015.  The principal payments were paid by UTG and as a result of the payments; intercompany promissory notes receivable/payable were established.

The UTG line of credit carries interest at a fixed rate of  3.75% and is payable monthly. As collateral, UTG has pledged  100% of the common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company ("UG"). The Company is currently in the process of renewing this line of credit.

During June of 2015, the Federal Home Loan Bank approved UG's Cash Management Advance Application ("CMA"). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity.

Note 6 – Shareholders' Equity

Stock Repurchase Programs

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. At a meeting of the Board of Directors on June 3, 2015, the Board of Directors of UTG authorized the repurchase of up to an additional  $1,000,000 of UTG's common stock, for a total repurchase of $8,000,000. Repurchased shares are available for future issuance for general corporate purposes.  This program can be suspended or terminated at any time without further notice.  Open market purchases are made based on the last available market price and are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company.   During the nine month period ended  September 30, 2015, the Company repurchased 23,848 shares through the stock repurchase program for $344,304.  Through September 30, 2015, UTG has spent $6,467,429 in the acquisition of 686,546 shares under this program.

On July 20, 2015, the Board of Directors of UTG also clarified and amended the terms on which UTG may repurchase shares in the program and gave Company Management broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. The program may be suspended or terminated at any time without further notice.

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  For the three and nine months ended September 30, 2015 and 2014, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

The following table represents the total funding commitments and the unfunded commitment as of September 30, 2015 related to certain investments:

	Total Funding	Unfunded
	Commitment	Commitment
RLF III, LLC	$4,000,000	$398,120
Llano Music, LLC	4,000,000	1,656,000
Marcellus HBPI, LLP	1,800,000	141,300
Sovereign's Capital, LP Fund I	500,000	125,000
MM-Appalachia IV, LP	3,300,000	668,250
UGLIC, LLC	1,600,000	320,000
Sovereign's Capital, LP Fund II	1,000,000	900,000

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

During 2015, the Company committed to invest in Sovereign's Capital, LP Fund II ("Sovereign's II"), which invests in companies in emerging markets. Sovereign's II makes capital calls to investors as funds are needed

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	September 30,
	2015	2014

Interest	$70,141	$20,689
Federal income tax	0	4,000

	Nine Months Ended
	September 30,
	2015	2014

Interest	$0	$55,009
Federal income tax	3,000,000	4,000

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

During the nine months ended September 30, 2015, there were no additions to or changes in the critical accounting policies disclosed in the 2014 Form 10-K, except for recently adopted accounting standards discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

On a consolidated basis, the Company reported net income attributable to common shareholders' of $3,613,000 for the nine month period ended September 30, 2015 and net income attributable to common shareholders' of $1,897,000 for the three month period ended September 30, 2015.  For the nine month period ended September 30, 2014, the Company reported  net income attributable to common shareholders' of $1,594,000 and for the three month period ended September 30, 2014, the Company reported net income attributable to common shareholders' of $3,107,000.

Revenues

The Company's total revenues increased by 2% when comparing the nine month periods ended September 30, 2015 and 2014.  The Company's revenue decreased 4% when comparing the three month periods ended September 30, 2015 and 2014.  The variance in total revenues reported for the three and nine month periods ended September 30, 2015 are attributable to fluctuations in net investment income and realized investment gains. Further analysis of the fluctuations in net investment income and realized investment gains is provided below.

Premium and policy fee revenues, net of reinsurance, decreased 6% when comparing the first nine months of 2015 to the same period in 2014.  Premium and policy fee revenues, net of reinsurance, decreased 7% when comparing the third quarter of 2015 to the same quarter in 2014. The Company writes minimal new business.  Premium and policy fee revenues, net of reinsurance, represented 23% and 26% of the Company's revenues as of September 30, 2015 and 2014, respectively.  Unless the Company acquires a new insurance company or a block of in-force business, Management expects premium revenue to continue to decline on the existing blocks of business at a rate consistent with prior experience.

The following table reflects net investment income of the Company for the three and nine month periods ended September 30, 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Fixed maturities available for sale	$2,147,874	$2,146,626	$6,340,727	$6,154,877
Equity securities	64,157	757,867	1,372,941	2,359,390
Trading securities	55,140	33,024	(448,155)	220,184
Mortgage loans	184,952	214,944	601,270	684,328
Discounted mortgage loans	1,350,368	804,705	4,838,015	2,471,220
Real estate	917,362	2,463,408	1,504,845	6,719,638
Policy loans	161,403	199,993	477,905	563,950
Short-term	53,182	54,305	220,588	60,628
Cash and cash equivalents	70	65	636	372
Total consolidated investment income	4,934,508	6,674,937	14,908,772	19,234,587
Investment expenses	(979,101)	(2,069,928)	(2,942,963)	(6,068,155)
Consolidated net investment income	$3,955,407	$4,605,009	$11,965,809	$13,166,432

Net investment income represented 46% and 51% of the Company's total revenues as of September 30, 2015 and 2014, respectively.  The Company reported net investment income of $11,965,809 for the nine month period ended September 30, 2015, a decrease of 9% compared to the same period in 2014.  For the three month period ended September 30, 2015, net investment income decreased 14% compared to the same quarter in 2014.

The fluctuation in net investment income for the three and nine month periods ended September 30, 2015, compared to the same periods in 2014, is mainly attributable to variances in the earnings reported in the equity securities portfolio, the trading securities portfolio, the discounted mortgage loan portfolio and the real estate investment portfolio.

For the three and nine month periods ended September 30, 2015, income from the equity securities portfolio is down $694,000 and $986,000, respectively, compared to the same periods during 2014. During 2014, the interest rate on one of the Company's preferred stocks increased substantially, according to the terms of the contractual agreement, causing the increase in income reported in the equity securities portfolio. This specific preferred stock was redeemed in subsequent quarters; therefore, no longer providing the high interest rate yield.

The trading securities portfolio produced a loss of $(448,000) for the nine month period ended September 30, 2015 and income of $220,000 for the same period in 2014. The 2015 loss is mainly attributable to activity that occurred during the first quarter of 2015 as a result of activity related to an oil and gas investment.  Third quarter activity for the trading securities portfolio was comparable.

For the nine month period ended September 30, 2015, income from the discounted mortgage loan portfolio increased by $2,367,000 compared to the same period in 2014.  The increase is primarily attributable to events that occurred during the first and third quarters of 2015.  During the first quarter of 2015, the Company had two discounted mortgage loans that were repaid and one discounted mortgage loan that was repaid during the third quarter of 2015.  Income from the discounted mortgage loan portfolio, as well as the timing of the income recognition, is expected to vary from quarter to quarter, depending on when the discounted loans are repaid. The discounted mortgage loan investment balance decreased 52% from December 31, 2014 to September 30, 2015 and is expected to continue trending downward as the Company does not anticipate acquiring any additional discounted loan portfolios in the near term.

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

When comparing the three and nine month periods ended September 30, 2015 and 2014, investment income from the real estate investment portfolio is down 63% and 78%, respectively.  During the third quarter of 2014, one of the Company's consolidated subsidiaries sold all of the real estate it owned. Historically, this real estate generated annual net rental income of approximately $2,000,000. As a result of the 2014 sale, the Company no longer recognizes rental income from this real estate.

The Company reported net realized investment gains of $7,732,000 and $4,482,000 for the nine month periods ended September 30, 2015 and 2014, respectively.  Net realized investment gains reported during the third quarter of 2015 and 2014 were comparable.  The 2015 net realized investment gains are mainly the result of the Company selling a parcel of real estate during the first and third quarters of 2015.  Realized investment gains are the result of one-time events and are expected to vary from quarter to quarter.

The Company's other income decreased $1,000,000 when comparing the nine month period ended September 30, 2015 to the same period in 2014 and by $340,000 when comparing the three month period ended September 30, 2015 to the same period in 2014.  One of the main components of other income is revenue earned from providing third party administrative ("TPA") services. During the fourth quarter of 2014, Management did not renew its largest third party administration contract as a result of thin profit margins associated with this contract coupled with its labor intensity. The non-renewal of this contract did not have a material financial impact as the Company has recognized operating expense reductions similar to the lost revenues.

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

Expenses

The Company reported total benefits and other expenses of $20,948,000 for the nine month period ended September 30, 2015, a decrease of 15% from the same period in 2014.  For the three month period ended September 30, 2015, total benefits and other expenses decreased 3%, compared to the same quarter in 2014.  Benefits, claims and settlement expenses represented approximately 67% of the Company's total expenses for the nine month period ended September 30, 2015 and 66% for the three month period ended September 30, 2015.  The other major expense category of the Company is operating expenses, which represented approximately 31% of the Company's total expenses for the three and nine month periods ended September 30, 2015, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims, decreased 8% during the nine month period ended September 30, 2015, compared to the same period in 2014.  For the three month period ended September 30, 2015, life benefits, claims and settlement expenses, net of reinsurance benefits and claims, increased 26% compared to the same quarter in 2014.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

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

Net amortization of cost of insurance acquired decreased 8% during the nine month period ended September 30, 2015 compared to the same period in 2014.  Cost of insurance acquired is established when an insurance company is acquired or when the Company acquires a block of in-force business.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The Company utilizes a 12% discount rate on the remaining unamortized business.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.  This expense is expected to decrease, unless the Company acquires a new block of business.

Operating expenses decreased 17% in the nine month period ended September 30, 2015 in comparison to the same period in 2014.  Third quarter 2015 operating expenses were down 10% compared to operating expenses reported for the third quarter of 2014. In comparison to the prior year, operating expenses were down in all major categories, except charitable contributions.

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

Financial Condition

Investment Information

Investments represent approximately 81% and 83% of total assets at September 30, 2015 and December 31, 2014, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments that it is permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company's investment portfolio is invested in a diverse set of securities.

As of September 30, 2015, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders' equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market, with changes in market value charged directly to shareholders' equity.  Changes in the market value of available for sale securities resulted in net unrealized losses of $(4,611,000) for the nine month period ended September 30, 2015 and $(4,320,000) for the third quarter of 2015.  Changes in the market value of available for sale securities resulted in net unrealized gains of $5,443,000 and net unrealized losses of $(603,000) for the three and nine month periods ended September 30, 2014, respectively. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to higher interest rates.

The Company's September 30, 2015 discounted mortgage loan asset balance decreased by 52% in comparison to the December 31, 2014 balance.  The decrease in the discounted mortgage loan balance is mainly attributable to three mortgage loans being fully repaid during the first and third quarters of 2015. The Company expects this investment balance to continue trending downward as the Company does not anticipate acquiring any additional discounted loan portfolios in the near term.

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

Capital Resources

Total shareholders' equity decreased by 2% as of September 30, 2015 compared to December 31, 2014. Retained earnings increased 11% from December 31, 2014 to September 30, 2015 as a result of net income reported by the Company.  During the same time period, accumulated other comprehensive income decreased by 79% as a result of an increase in unrealized losses reported by the Company. As discussed in the Investment Information section above, the fluctuation in accumulated other comprehensive income is the result of normal market fluctuations mainly related to higher interest rates.

As of December 31, 2014, the Company had $4,400,000 of debt outstanding. This debt belonged to UTG Avalon, LLC a wholly owned subsidiary of UG. During 2015, UTG Avalon repaid the outstanding principal balance on the promissory note. The principal payments were paid by UTG and as a result of the payment; an intercompany promissory note receivable/payable was established.

The Company's investments are predominately in fixed maturity investments such as bonds, which provide sufficient return to cover future obligations.  The Company carries all of its fixed maturity holdings as available for sale, which are reported in the Condensed Consolidated Financial Statements at their market value.

Liquidity

The Company has three principal needs for cash - the insurance company's contractual obligations to policyholders, the payment of operating expenses and debt service.  Cash and cash equivalents represented 4% and 3% of total assets as of September 30, 2015 and December 31, 2014, respectively.  Fixed maturities represented 49% of the Company's total assets as of September 30, 2015 and December 31, 2014.

The Company currently has access to funds for operating liquidity.  UTG has an $8,000,000 revolving credit note with Illinois National Bank.  At September 30, 2015, the Company had no outstanding borrowings against the UTG line of credit.

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

Net cash used in operating activities was $14,447,000 and $4,217,000 for the nine month periods ended September 30, 2015 and 2014, respectively.  Net cash used in operating activities was higher in during 2015 as a result of an increase in net realized investment gains and an increase in receivables. Net realized investment gains are expected to vary from quarter to quarter depending on market conditions and Management's ability to find and negotiate favorable investment contracts.

Net cash provided by investing activities was $19,966,000 and $12,021,000 for the nine month period ended September 30, 2015 and 2014, respectively. The total proceeds from investments sold and matured were $10,162,000 higher during 2015 and is mainly attributable to the settlement of three mortgage loans. Proceeds from the sale of other investment types were comparable. The cash provided by investing activities is expected to vary from quarter to quarter depending on market conditions and Management's ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was $5,271,000 and $5,177,000 for the nine month period ended September 30, 2015 and 2014, respectively.  During the first quarter of 2014, the Company used cash of approximately $3,000,000 in the settlement of the sale of a small block of life insurance business.  The sale of this block of business was approved by the Ohio Department of Insurance during the first quarter of 2014. During 2015, the Company used cash of $4,400,000 to make principal payments on an outstanding note payable.

UTG is a holding Company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the Company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on Management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  At September 30, 2015, substantially all of the consolidated shareholders' equity represented net assets of its subsidiary.  The Company's insurance subsidiary has maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance Company dividend payments where the Company is domiciled.  No dividends were paid to shareholders in 2014 or the nine month period ended September 30, 2015.

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

UTG, INC.
(Registrant)

Date:	November 12, 2015	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	November 12, 2015	By	/s/ Theodore C. Miller
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