Form 10-K
period 2015-12-31
UTG INC
filed 2016-03-25
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. [  ]

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non Accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [ ] No [X]

As of June 30, 2015, shares of the Registrant's common stock held by non-affiliates (based upon the price of the last sale of $15.50 per share), had an aggregate market value of approximately $20,299,808.

At February 19, 2016 the Registrant had 3,709,087 outstanding shares of common stock, stated value $.001 per share.

Documents incorporated by reference: None

UTG, Inc.
Form 10-K
Year Ended December 31, 2015

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

This document at times will refer to the Registrant's largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC, a Kentucky corporation, ("FSF") and First Southern Bancorp, Inc. ("FSBI"), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank ("FSNB").  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG's largest shareholder through his ownership control of FSF, FSBI and affiliates.  At December 31, 2015, Mr. Correll owns or controls directly and indirectly approximately 57.61% of UTG's outstanding stock.

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

The following table summarizes the Company's fixed maturities distribution at December 31, 2015 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

Rating	2015
Investment Grade
AAA	8%
AA	16%
A	31%
BBB	38%
Below Investment Grade	7%
100%

The following table shows the composition, average maturity and current yield on the average carrying value of the Company's investment portfolio at December 31, 2015.

	Average
	Carrying	Average	Average
Investments	Value	Maturity	Yield

Fixed maturities held for sale	$191,300,277	10.8 years	4.47%
Equity securities	43,340,671	Not applicable	3.94%
Trading securities	1,886,894	Not applicable	(22.74)%
Mortgage loans	20,465,956	22 years	27.85%
Investment real estate	49,328,601	Not applicable	2.99%
Notes receivable	8,105,234	Not applicable	9.72%
Policy loans	10,894,364	Not applicable	6.61%
Short-term investments	2,191,091	On demand	31.95%
Total Investments	$327,513,088		5.85%

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

During 2015 and 2014, the Company acquired approximately $10.4 million and $2.3 million in mortgage loans, respectively, including both regular participation mortgage loans as well as discounted mortgage loans.  FSNB services a majority of the mortgage loan portfolio of the Company.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

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

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquired the discounted mortgage loans at below contract value, and believes that it will fully recover its carrying value upon disposal, therefore no reserve for delinquent loans is deemed necessary.  The loan portfolio since purchase is performing very well with a majority of the loans currently paying.  Those not currently paying are being vigorously worked by Management.  The current discounted commercial mortgage loan portfolio has an average price of 39% of face value and Management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased. The mortgage loan reserve was $0 at December 31, 2015 and 2014.

The following table shows a distribution of the Company's mortgage loans and discounted mortgage loans by type as of December 31, 2015:

Mortgage Loans	Amount	% of Total

Commercial – all other	$15,924,512	90%
Residential – all other	1,845,418	10%
Total	$17,769,930	100%

The following table shows a geographic distribution of the Company's mortgage loan portfolio including discounted mortgage loans and investment real estate as of December 31, 2015:

	Mortgage Loans	Real Estate

Arizona	12%	2%
California	0%	1%
Colorado	0%	3%
Florida	15%	26%
Georgia	0%	6%
Kentucky	23%	31%
Nevada	17%	0%
Ohio	1%	0%
South Carolina	0%	4%
Texas	0%	15%
Tennessee	16%	0%
West Virginia	16%	12%
Total	100%	100%

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

Personnel

At December 31, 2015, UTG and its subsidiaries had 42 full-time employees. UTG's operations are headquartered in Springfield, Illinois.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrnat's Common Equity, Related Stockholders Matters and Issuer Purchaes of Equity Securities

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

	2015		2014

Period	High	Low	High	Low

First quarter	14.25	13.05	12.50	11.25
Second quarter	15.99	13.50	12.50	10.55
Third quarter	19.00	14.80	14.13	12.25
Fourth quarter	17.00	14.36	14.50	13.55

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

As of February 19, 2016 there were 6,324 record holders of UTG common stock.

Purchases of Equity Securities

The following table provides information with respect to purchases we made of our common stock during the three months ended December 31, 2015 and total repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program		Approximate Dollar Value That May Yet Be Purchased Under the Program
Oct. 1 through Oct. 31, 2015	80	$16.63	80	N/	A	$1,724,840
Nov. 1 through Nov. 30, 2015	42	$16.50	42	N/	A	$1,724,147
Dec. 1 through Dec. 31, 2015	1,949	$14.82	1,949	N/	A	$1,695,266
Total	2,071		2,071

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. At a meeting of the Board of Directors on June 3, 2015, the Board of Directors of UTG authorized the repurchase of up to an additional $1,000,000 of UTG's common stock, for a total repurchase of $8,000,000. Repurchased shares are available for future issuance for general corporate purposes. This program can be suspended or terminated at any time without further notice.  Open market purchases are made based on the last available market price and are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company.  During 2015, the Company repurchased 25,919 shares through the stock repurchase program for $375,207. Through December 31, 2015, UTG has spent $6.5 million in the acquisition of 688,617 shares under this program.

On July 20, 2015 the Board of Directors of UTG also clarified and amended the terms on which UTG may repurchase shares in the program and gave Company Management broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. The program may be suspended or terminated at any time without further notice.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's discussion and analysis of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively with the Parent, the "Company") for the years ended December 31, 2015 and 2014. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

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

UTG has a strong philanthropic program. The Company generally allocates a portion of its earnings to be used for its philanthropic efforts primarily targeted to Christ-centered organizations or organizations that help the weak or poor. The Company also encourages its staff to be involved on a personal level through monetary giving, volunteerism and use of their talents to assist those less fortunate than themselves. Through these efforts, the Company hopes to make a positive difference in the local community, state, nation and world.

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

Cost of Insurance Acquired – The costs of acquiring blocks of insurance form other companies or through the acquisition of other companies are deferred and recorded as deferred acquisition costs. The deferred amounts are recorded as an asset and amortized to expense in a systematic manner as indicated in Note 1 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

Valuation of Securities – The Company's investment portfolio consists of fixed maturities, equity securities, trading securities, mortgage loans and real estate to provide funding of future policy contractual obligations.  The Company's fixed maturities and equity securities are classified as available-for-sale.  Available-for-sale investments are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.

The Company's trading securities are carried at fair value with unrealized gains and losses reported in income in the Consolidated Statements of Operations. Fair value is the price that the Company would expect to receive upon sale of the asset in an orderly transaction.

Mortgage loans on real estate are carried at their unpaid principal balances, adjusted for amortization of premium or discount and valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. A portion of the mortgage loan balance consists of discounted mortgage loans that were purchased at deep discounts through an auction process led by the Federal Government. In general, the discounted mortgage loans are non-performing and there is a significant amount of uncertainty surrounding the timing and amount of cash flows to be received by the Company. Accordingly, the Company records its investment in the discounted mortgage loans at its original purchase price adjusted for any principal receipts received.

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

Results of Operations

On a consolidated basis, the Company had net income attributable to common shareholders of $900,000 and $7 million in 2015 and 2014, respectively.  In 2015, income before income taxes was $273,000 compared to $11.1 million in 2014. Total revenue was $28.8 million in 2015 and $43.6 million in 2014.

One-time events, primarily reflected in realized gains, comprise a substantial portion of the net income and revenue reported by the Company during 2015 and 2014.  The magnitude of realized investment gains and losses in a given year is a function of the timing of trades of investments relative to the markets themselves as well as the recognition of any impairments on investments.  Future earnings will be significantly negatively impacted should earnings from these one-time items not be realizable in a future period.  While Management believes there remain additional investments with such one-time earnings, when or if realized remains uncertain.

Total benefits and other expenses paid in 2015 were $28.5 million compared to $32.5 million in 2014.

Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased approximately 5% when comparing 2015 to 2014.  The Company writes very little new business. Unless the Company acquires a new company or a block of in-force business, Management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience. The Company's average persistency rate for all policies in-force for 2015 and 2014 was approximately 96.2% and 96.6%, respectively.  Persistency is a measure of insurance in-force retained in relation to the previous year.

The following table reflects net investment income of the Company for the years ended December 31:

	2015	2014

Fixed maturities	$8,559,938	$8,225,640
Equity securities	1,708,786	3,255,611
Trading securities	(429,161)	(476,578)
Mortgage loans	5,700,492	4,592,853
Real estate	1,474,726	8,355,153
Notes receivable	787,658	340,000
Policy loans	720,544	760,715
Cash and cash equivalents	681	505
Short-term	699,357	70,578
Total consolidated investment income	19,223,021	25,124,477
Investment expenses	(3,663,086)	(8,774,758)
Consolidated net investment income	$15,559,935	$16,349,719

The Company's gross investment income and net investment income were down approximately 23% and 5%, respectively, when comparing the current and prior year results. Investment expenses were down approximately 58% when comparing the current and prior year results. The variance in investment income, when comparing the current and prior year results, is mainly attributable to fluctuations in the earnings of the equity securities, real estate and short term investment portfolios.

During the current year, the Company reported income of $1.7 million from equity securities portfolio, a decrease of 48% in comparison to the prior year. During 2014, the interest rate on one of the Company's preferred stocks increased substantially, according to the terms of the contractual agreement, causing the increase in income reported in the equity securities portfolio. This specific preferred stock was redeemed in subsequent quarters; therefore, no longer providing the high interest rate yield.

The Company's real estate investment portfolio produced income of approximately $1.5 million and $8.4 million during 2015 and 2014, respectively. During 2014, one of the Company's consolidated subsidiaries sold all of the real estate it owned. Historically, this real estate generated annual rental income of approximately $6.7 million. As a result of the sale, the Company no longer recognizes rental income from this real estate.

Income from the short term investment portfolio increased approximately $630,000 in comparison to the prior year. During 2016, the Company financed a short-term note receivable. The note was fully repaid during the fourth quarter of 2015 and the Company recognized income of approximately $443,000 at the time of payoff.

The Company's investment expenses decreased approximately 58% or $5 million when comparing the 2015 and 2014 results. Investment expenses are expected to vary from year to year depending on the resources utilized by the Company to maintain and work the investment portfolio.  As mentioned above, during 2014, one of the Company's consolidated subsidiaries sold the real estate it owned. This real estate generated investment expenses related to its operations of approximately $4.7 million during 2014. As a result of the sale, the Company did not incur similar expenses during 2015.

The following table reflects net realized investment gains (losses) for the years ended December 31:

	2015	2014

Fixed maturities available for sale	$1,248,240	$1,278,743
Equity securities	780,396	2,645,216
Real estate	5,968,558	13,297,119
Equity securities – OTTI	(3,515,700)	(126,959)
Real estate – OTTI	(54,901)	(35,946)
Consolidated net realized investment gains	$4,426,593	$17,058,173

The Company's net realized investment gains were approximately $12.6 million lower when comparing the current and prior year results and is primarily attributable to the Company recognizing fewer gains in the equity and real estate investments portfolios during the current year. Furthermore, the Company recognized significantly more other than temporary impairments (OTTI) in the current year as compared to the prior year.

The gain reported in the equity securities portfolio during 2015 and 2014 is mainly the result of the redemption of a certain preferred stock owned by the Company. During 2014, the Company recognized gains totaling approximately $1.9 million from the redemption of a portion of this preferred stock. In 2015, the remaining portion of this preferred stock was redeemed, producing a gain of approximately $972,000.

The 2015 realized gains from real estate are mainly attributable to the sale of three real estate parcels, which produced net gains of approximately $5 million.  The Company reported net gains of approximately $13.3 million during 2014 from the sale of real estate.  During the fourth quarter of 2014, a majority owned subsidiary of UG, HPG Acquisitions, LLC ("HPG"), sold all of the real estate it owned in Midland, Texas and recognized a gain of approximately $10.1 million.  The sale of this real estate is the main reason for the fluctuation in the non-controlling interest balance reported on the Consolidated Statements of Operations. During the third quarter of 2014, the Company recognized a gain of approximately $3.1 million from the sale of real estate held by one of UG's wholly owned subsidiaries.  Gains from the sale of real estate are the result of one-time events and are expected to vary from year to year.

During 2015 and 2014, realized gains were offset by other-than-temporary impairments of approximately $3.6 million and $163,000, respectively. The other-than-temporary impairments were taken as a result of Management's assessment and consideration of the length of time the securities have remained in an unrealized loss position and as a result of management's analysis and determination of value. The investments were written down to better reflect their current expected fair value.

Other Income

Other income, which mainly consists of fees charged for third party administration ("TPA") services, decreased approximately $1 million when comparing the 2015 and 2014 results reported by the Company. The Company receives monthly fees based on policy in-force counts and certain other activity indicators, such as number of premium collections performed, or services performed.  The Company provides TPA services to insurance companies seeking business process outsourcing solutions.

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

Expenses

The Company reported total benefits and other expenses of $28.5 million and $32.5 million for the twelve-month period ended December 31, 2015 and 2014, respectively. Benefits, claims and settlement expenses represented approximately 66% and 60% of the Company's total expenses for 2015 and 2014, respectively.  The other major expense category of the Company is operating expenses, which represented 31% and 33% of the Company's total expenses for 2015 and 2014, respectively.

Benefits, claims and settlement expenses, net of reinsurance benefits, decreased approximately 4% in 2015 compared to 2014.  The decrease primarily relates to changes in the Company's death claim experience. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

In early 2013, the Company began a proactive analysis of its in-force business to try to reconnect with lost customers and verify its customers are not deceased. In some instances, the Company found that the customer was indeed deceased, but no notification or claim was presented to the Company. During 2014, the Company paid approximately $1.2 million in death claim benefits as a result of this action. This project was completed during the second quarter of 2014 and contributed to higher benefit expenses in 2014, compared to 2015.

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

Operating expenses decreased approximately 17% in 2015 compared to 2014.  When analyzing 2014 and 2015 operating expenses, expenses were down slightly in the majority of the categories, and significantly in two categories, information technology and charitable contributions. As previously mentioned in the Results of Operations – Other Income section of the MD&A, the Company did not renew its largest third party administration contract. The non-renewal of this contract allowed the Company to recognize cost saving measures therefore reducing operating expenses incurred by the Company during 2015.

Information technology expenses decreased approximately 29% compared to the prior year. Information technology expenses were higher in the prior year as a result of additional expenses incurred in relation to the conversion to a new administrative system. Following an extensive analysis of administrative systems available in the market place, early in 2014 the Company determined it would change its administrative system. The Company will be fully converted to the new system during the first quarter of 2016. Management believes this system change will better position the Company for the future by providing a more modern and flexible operating system while reducing ongoing operating costs.

Charitable contributions decreased approximately 63% when comparing current and prior year expenditures. As mentioned above in the Overview section of the Management Discussion and Analysis, UTG has a strong philanthropic program. The Company generally allocates a portion of its earnings to be used for its philanthropic efforts primarily targeted to Christ-centered organizations or organizations that help the weak or poor. Charitable contributions made by the Company are expected to vary from year to year depending on the earnings of the Company.

Net amortization of cost of insurance acquired decreased approximately 8% when comparing current and prior year activity. Cost of insurance acquired is established when an insurance company is acquired or when the Company acquires a block of in-force business. The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition. Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The Company utilizes a 12% discount rate on the remaining unamortized business. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised. Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force. This expense is expected to decrease, unless the Company acquires a new block of business.

Management has been working on a plan and has made the determination it is in the Company's best long term interest to relocate its main operations from Springfield, Illinois to Stanford, Kentucky. The Company's majority shareholder, Jess Correll, headquarters his other operating entities in Stanford, Kentucky. Management believes this move will provide the Company with significant synergies, improve efficiencies and reduce overall operating expenses. The relocation is anticipated to occur during the third quarter of 2016. Significant time and planning has been put into this relocation to help ensure as smooth a transition as possible.

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

The following table reflects, by investment category, the investments held by the Company as of December 31:

	2015	As a % of Total Investments	As a % of Total Assets

Fixed maturities	$185,119,097	58%	49%
Equity securities	45,685,340	15%	12%
Mortgage loans	17,769,930	6%	5%
Real estate	47,650,102	15%	13%
Notes receivable	10,597,907	3%	3%
Policy loans	10,684,244	3%	3%
Total investments	$317,506,620	100%	85%

	2014	As a % of Total Investments	As a % of Total Assets

Fixed maturities	$197,481,456	59%	49%
Equity securities	40,996,002	12%	10%
Trading securities	3,826,250	1%	1%
Mortgage loans	23,161,982	7%	6%
Real estate	51,007,101	15%	13%
Notes receivable	5,612,560	2%	1%
Policy loans	11,104,485	3%	3%
Short-term	4,382,181	1%	1%
Total investments	$337,572,017	100%	84%

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

The Company's total investments represented 85% and 84% of the Company's total assets as of December 31, 2015 and 2014, respectively. Fixed maturities consistently represented a substantial portion, 49%, of the total investments during 2014 and 2015.  The overall investment mix, as percentage of total investments, remained fairly consistent when comparing the investments held as of December 31, 2015 and 2014.

As of December 31, 2015, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders' equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market, with changes in market value charged directly to shareholders' equity.  Changes in the market value of available for sale securities resulted in net unrealized losses of approximately $(7.2) million during 2015 and net unrealized gains of approximately $4.2 million during 2014. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to higher interest rates.

During 2015, the trading securities asset balance decreased while the equity securities balance increased. As disclosed in Note 2 - Investment of the Consolidated Financial Statements, as of June 30, 2015, the Company reclassified its remaining exchange-traded equity trading security to the available for sale category. The fair value of the security at the time of the reclassification was $3,224,000.  Trading securities are purchased and held primarily for purposes of selling them in the near term and reflect active and frequent buying and selling. Management analyzed the recent buying and selling activity related to the exchange-traded equity and deems the available for sale category to better reflect Management's intent for this security going forward. Through June 30, 2015, unrealized gains and losses from this exchange-traded equity were recorded as a component of earnings. Future unrealized gains/losses will be reported as a component of comprehensive income.

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

Liquidity

Liquidity provides the Company with the ability to meet on demand the cash commitments required by its business operations and financial obligations.  The Company's liquidity is primarily derived from a portfolio of marketable securities and line of credit facilities.  The Company has two principal needs for cash – the insurance company's contractual obligations to policyholders and the payment of operating expenses.

Parent Company Liquidity

UTG is a holding company that has no day-to-day operations of its own.  Cash flows from UTG's insurance subsidiary, UG, are used to pay costs associated with maintaining the Company in good standing with states in which it does business and purchasing outstanding shares of UTG stock.  UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  As of December 31, 2015 and 2014, substantially all of the consolidated shareholders' equity represents net assets of its subsidiaries.  In 2015, the Parent company received $4 million in dividends from its insurance subsidiary and $4.8 million in 2014. Certain restrictions exist on the payment of dividends from the insurance subsidiary to the Parent company.  For further information regarding the restrictions on the payment of dividends by the insurance subsidiary, see Note 9 – Shareholders' Equity in the Notes to the Consolidated Financial Statements. Although these restrictions exist, dividend availability from the insurance subsidiary has historically been sufficient to meet the cash flow needs of the Parent company.

Insurance Subsidiary Liquidity

Sources of cash flows for the insurance subsidiary primarily consist of premium and investment income. Cash outflows from operations include policy benefit payments, commissions, administrative expenses, taxes and dividends to the Parent company.

Short-Term Borrowings

An additional source of liquidity to the Parent company and its subsidiaries is the line of credit facilities extended to them. As of December 31, 2015, the Company and its subsidiaries had available $18 million in line of credit facilities. As of December 31, 2014, the Company and its subsidiaries had available $8 million in line of credit facilities.  For additional information regarding the line of credit facilities, see Note 7 – Credit Arrangements in the Notes to the Consolidated Financial Statements.

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

Consolidated Liquidity

Cash used in operating activities was approximately $11.1 million and $13.6 million in 2015 and 2014, respectively. Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments. Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses. The Company has not marketed any significant new products for several years. As such, premium revenues continue to decline. Management anticipates future cash flows from operations to remain similar to historic trends.

During 2015, the Company's investing activities provided net cash of approximately $13.6 million.  During 2014, the Company's investing activities provided net cash of approximately $34.3 million.  Proceeds from investments sold decreased approximately 39% or $50 million when comparing 2015 to 2014. Investment purchases decreased approximately 30% or $27.3 million. The net cash provided by investing activities is expected to vary from year to year depending on market conditions and management's ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was approximately $(4.6) million and $(26.5) million during 2015 and 2014, respectively. During 2015, the Company made principal payments on its outstanding debt of approximately $4.4 million and as of December 31, 2015 the Company had no debt outstanding with third parties. During 2014, the Company made principal payments on its outstanding debt of approximately $16.3 million. As a result of the 2014 principal payments made, UTG, as well as one of its subsidiaries, HPG Acquisitions, LLC, fully repaid their outstanding debt.

The Company had cash and cash equivalents of approximately $11.8 million and $14 million as of December 31, 2015 and 2014, respectively. The Company has a portfolio of marketable fixed and equity securities that are available for sale, if an unexpected event were to occur. These securities had a fair value of approximately $231 million and $238 million at December 31, 2015 and 2014, respectively. However, the strong cash flows from investing activities, investment maturities and the availability of the line of credit facilities make it unlikely that the Company would need to sell securities for liquidity purposes.  See Note 2 – Investments in the Notes to the Consolidated Financial Statements for detailed disclosures regarding the Company's investment portfolio.

Management believes the overall sources of liquidity available will be sufficient to satisfy its financial obligations.

Capital Resources

The Company's capital structure consists of short-term debt, long-term debt and shareholders' equity. A complete analysis and description of the short-term and long-term debt issues outstanding as of December 31, 2015 and 2014 are presented in Note 7 – Credit Arrangements in the Notes to the Consolidated Financial Statements.

The Company had no outstanding debt as of December 31, 2015 and $4.4 million of outstanding debt as of December 31, 2014.  The 2014 outstanding debt belonged to   UTG Avalon, LLC, a wholly owned subsidiary of UG. See Note 7 – Credit Arrangements in the Notes to the Consolidated Financial Statements for detailed disclosures regarding the Company's notes payable.

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

At December 31, 2015, UG has a ratio of approximately 4.74, which is 474% of the authorized control level. Accordingly, the Company meets the RBC requirements.

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. At a meeting of the Board of Directors on June 3, 2015, the Board of Directors of UTG authorized the repurchase of up to an additional $1,000,000 of UTG's common stock, for a total repurchase of $8,000,000. Repurchased shares are available for future issuance for general corporate purposes. This program can be suspended or terminated at any time without further notice.  Open market purchases are made based on the last available market price and are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company.  During 2015, the Company repurchased 25,919 shares through the stock repurchase program for $375,207. Through December 31, 2015, UTG has spent $6.5 million in the acquisition of 688,617 shares under this program.

On July 20, 2015 the Board of Directors of UTG also clarified and amended the terms on which UTG may repurchase shares in the program and gave Company Management broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. The program may be suspended or terminated at any time without further notice.

Shareholders' equity was approximately $77 million and $83.6 million as of December 31, 2015 and 2014, respectively. Total shareholders' equity decreased approximately 8% in 2015 compared to 2014.  The decrease is primarily attributable to the change in accumulated other comprehensive income (loss). As of December 31, 2015, the Company reported an accumulated other comprehensive loss of approximately $(1.2) million and accumulated other comprehensive income of approximately $6.9 million as of December 31, 2014. The change in accumulated other comprehensive income (loss) is mainly attributable to the net unrealized holding losses of approximately $(7.2) million during 2015 compared to net unrealized holding gains of $4.2 million reported during 2014. As previously discussed in the above in the Financial Condition – Investment Information section of the MD&A, the variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to higher interest rates.

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

We have audited the accompanying consolidated balance sheets of UTG, Inc. and subsidiaries (a Delaware corporation, the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2015. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of UTG, Inc. and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Brown Smith Wallace, LLC

St. Louis, Missouri
March 25, 2016

UTG, Inc.
Consolidated Balance Sheets
As of December 31, 2015 and 2014

ASSETS

	2015	2014

Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $188,647,671 and $188,634,364)	$185,119,097	$197,481,456
Equity securities, at fair value (cost $43,954,737 and $39,275,638)	45,685,340	40,996,002
Trading securities, at fair value (cost $0 and $5,179,850)	0	3,826,250
Mortgage loans on real estate at amortized cost	17,769,930	23,161,982
Investment real estate	47,650,102	51,007,101
Notes receivable	10,597,907	5,612,560
Policy loans	10,684,244	11,104,485
Short-term investments	0	4,382,181
Total investments	317,506,620	337,572,017

Cash and cash equivalents	11,822,615	13,977,443
Accrued investment income	2,821,338	2,662,865
Reinsurance receivables:
Future policy benefits	27,462,830	27,906,905
Policy claims and other benefits	3,553,978	3,788,294
Cost of insurance acquired	8,140,379	9,047,984
Property and equipment, net of accumulated depreciation	2,016,611	2,475,829
Income taxes recoverable	619,043	0
Other assets	3,283,681	2,468,901
Total assets	$377,227,095	$399,900,238

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
Future policy benefits	$269,119,859	$275,044,909
Policy claims and benefits payable	3,759,565	3,208,324
Other policyholder funds	457,774	341,248
Dividend and endowment accumulations	14,233,644	14,239,054
Income taxes payable	0	1,933,243
Deferred income taxes	3,405,467	9,413,794
Notes payable	0	4,400,000
Trading securities, at fair value (proceeds $108,881 and $464,215)	28,609	23,853
Other liabilities	9,234,675	7,723,213
Total liabilities	300,239,593	316,327,638

Shareholders' equity:
Common stock - no par value, stated value $0.001 per share. Authorized 7,000,000 shares - 3,699,447 and 3,706,780 shares issued and outstanding	3,699	3,706
Additional paid-in capital	43,002,670	43,122,944
Retained earnings	33,062,282	32,145,662
Accumulated other comprehensive income	(1,183,552)	6,853,974
Total UTG shareholders' equity	74,885,099	82,126,286
Noncontrolling interest	2,102,403	1,446,314
Total shareholders' equity	76,987,502	83,572,600
Total liabilities and shareholders' equity	$377,227,095	$399,900,238
See accompaning notes.

UTG, Inc.
Consolidated Statements of Operations
As of December 31, 2015 and 2014

	2015	2014

Revenues:

Premiums and policy fees	$11,164,857	$11,667,248
Reinsurance premiums and policy fees	(3,090,503)	(3,126,914)
Net investment income	15,559,935	16,349,719
Other income	707,069	1,676,602
Revenues before realized gains (losses)	24,341,358	26,566,655
Realized investment gains (losses), net:
Other-than-temporary impairments	(3,570,601)	(162,905)
Other realized investment gains, net	7,997,194	17,221,078
Total realized investment gains, net	4,426,593	17,058,173
Total revenues	28,767,951	43,624,828

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life	20,245,920	21,404,297
Ceded Reinsurance benefits and claims	(2,919,064)	(2,855,202)
Annuity	996,485	597,792
Dividends to policyholders	446,567	479,158
Commissions and amortization of deferred policy acquisition costs	(168,533)	432,695
Amortization of cost of insurance acquired	907,605	985,650
Operating expenses	8,916,771	10,776,690
Interest expense	68,876	677,079
Total benefits and other expenses	28,494,627	32,498,159

Income before income taxes	273,324	11,126,669
Income tax benefit (expense)	932,715	(1,082,927)

Net income	1,206,039	10,043,742

Net income attributable to noncontrolling interest	(289,419)	(3,067,726)

Net income attributable to common shareholders':	$916,620	$6,976,016

Amounts attributable to common shareholders':

Basic income per share	$0.25	$1.86

Diluted income per share	$0.25	$1.86

Basic weighted average shares outstanding	3,704,322	3,750,239

Diluted weighted average shares outstanding	3,704,322	3,750,239
See accompanying notes.

UTG, Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2015 and 2014

	2015	2014

Net Income	$1,206,039	$10,043,742

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	(11,117,183)	6,501,163
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	3,891,014	(2,275,407)
Unrealized holding gains (losses) arising during period, net of tax	(7,226,169)	4,225,756

Less reclassification adjustment for gains included in net income	(1,248,241)	(1,278,743)
Tax expense for gains included in net income	436,884	447,560
Reclassification adjustment for gains included in net income, net of tax	(811,357)	(831,183)
Subtotal: Other comprehensive income (loss), net of tax	(8,037,526)	3,394,573

Comprehensive income (loss)	(6,831,487)	13,438,315

Less comprehensive income attributable to no controlling interest	(289,419)	(3,067,726)

Comprehensive income (loss) attributable to UTG, Inc.	$(7,120,906)	$10,370,589
See accompanying notes.

UTG, Inc.
Consolidated Statements of Shareholders' Equity

Year ended December 31, 2015	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders' Equity

Balance at January 1, 2015	$3,706	$43,122,944	$32,145,662	$6,853,974	$1,446,314	$83,572,600
Common stock issued during year	19	254,908	0	0	0	254,927
Treasury shares acquired	(26)	(375,182)	0	0	0	(375,208)
Net income attributable to common shareholders	0	0	916,620	0	0	916,620
Unrealized holding loss on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(8,037,526)	0	(8,037,526)
Contributions	0	0	0	0	1,124,217	1,124,217
Distributions	0	0	0	0	(757,547)	(757,547)
Gain attributable to noncontrolling interest	0	0	0	0	289,419	289,419
Balance at December 31, 2015	$3,699	$43,002,670	$33,062,282	$(1,183,552)	$2,102,403	$76,987,502

Year ended December 31, 2014	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2014	$3,776	$44,050,778	$25,169,646	$3,459,401	$5,183,840	$77,867,441
Common stock issued during year	4	68,943	0	0	0	68,947
Treasury shares acquired	(74)	(996,777)	0	0	0	(996,851)
Net income attributable to common shareholders	0	0	6,976,016	0	0	6,976,016
Unrealized holding loss on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	3,394,573	0	3,394,573
Contributions	0	0	0	0	185,689	185,689
Distributions	0	0	0	0	(6,990,941)	(6,990,941)
Gain attributable to noncontrolling interest	0	0	0	0	3,067,726	3,067,726
Balance at December 31, 2014	$3,706	$43,122,944	$32,145,662	$6,853,974	$1,446,314	$83,572,600
See accompanying notes.

UTG, INC.
Consolidated Statements of Cash Flows
As of December 31, 2015 and 2014

	2015	2014

Cash flows from operating activities:
Net income attributable to common shares	$916,620	$6,976,016
Adjustments to reconcile net income to net cash used in operating activities resulting from the sales and purchases of subsidiaries:
Amortization (accretion) of investments	(2,753,269)	(2,161,508)
Realized investment gains, net	(4,426,593)	(17,058,173)
Unrealized trading (gains) losses included in income	945,128	722,573
Realized trading (gains) losses included in income	0	143,957
Amortization of deferred policy acquisition costs	0	369,786
Amortization of cost of insurance acquired	907,605	985,650
Depreciation	814,336	1,303,829
Net income attributable to noncontrolling interest	289,419	3,067,726
Charges for mortality and administration of universal life and annuity products	(6,640,391)	(6,651,876)
Interest credited to account balances	4,835,215	4,985,077
Change in accrued investment income	(158,473)	(229,926)
Change in reinsurance receivables	678,391	998,863
Change in policy liabilities and accruals	(3,132,596)	(5,123,893)
Change in income taxes receivable (payable)	(2,552,286)	3,229,286
Change in other assets and liabilities, net	(871,642)	(5,197,626)
Net cash used in operating activities	(11,148,536)	(13,640,239)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	22,484,522	44,228,405
Equity securities available for sale	8,087,827	14,686,816
Trading securities	125,774	1,992,704
Mortgage loans	20,140,224	9,040,925
Real estate	19,829,665	53,674,168
Policy loans	3,102,284	3,322,613
Short-term investments	4,482,329	960,148
Total proceeds from investments sold and matured	78,252,625	127,905,779
Cost of investments acquired:
Fixed maturities available for sale	(21,733,834)	(60,986,549)
Equity securities available for sale	(12,278,232)	(12,963,380)
Trading securities	(463,895)	(371,388)
Mortgage loans	(13,774,698)	(2,348,890)
Real estate	(8,650,084)	(7,424,311)
Notes receivable	(4,985,347)	0
Policy loans	(2,682,043)	(2,566,138)
Short-term investments	(100,149)	(5,342,329)
Total cost of investments acquired	(64,668,282)	(92,002,985)
Purchase of property and equipment	0	(1,600,000)
Net cash provided by investing activities	13,584,343	34,302,794

Cash flows from financing activities:
Policyholder contract deposits	5,189,311	5,304,502
Policyholder contract withdrawals	(5,514,232)	(6,323,472)
Proceeds from notes payable/line of credit	0	1,600,000
Payments of principal on notes payable/line of credit	(4,400,000)	(16,297,534)
Purchase of treasury stock	(120,281)	(927,904)
Non controlling contributions/(distributions) of consolidated subsidiary	254,567	(6,833,748)
Sale of block of business	0	(3,045,574)
Net cash used in financing activities	(4,590,635)	(26,523,730)

Net decrease in cash and cash equivalents	(2,154,828)	(5,861,175)
Cash and cash equivalents at beginning of year	13,977,443	19,838,618
Cash and cash equivalents at end of year	$11,822,615	$13,977,443
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

This document at times will refer to the Registrant's largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC ("FSF"), a Kentucky corporation, and First Southern Bancorp, Inc. ("FSBI"), a financial services holding company.  FSBI operates through its 100.00 %owned subsidiary bank, First Southern National Bank ("FSNB").  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG's largest shareholder through his ownership control of FSF, FSBI and affiliates.  At December 31, 2015, Mr. Correll owns or controls directly and indirectly approximately 57.61 % of UTG's outstanding stock.

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

Equity Securities – Investments in equity securities, which include common and preferred stocks, are reported at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in accumulated other comprehensive income (loss).

Trading Securities – Trading security investments are reported at fair value with gains and losses resulting from changes in fair value recognized in earnings. Trading securities include exchange traded equities and exchange traded options.

Mortgage Loans on Real Estate – Mortgage loans on real estate are reported at their unpaid principal balances, adjusted for amortization of premium or discount and valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. Included in the mortgage loans balance is discounted mortgage loans on real estate. Discounted mortgage loans on real estate are loans that the Company purchased at a deep discount through an auction process led by the Federal Government or other intermediary.  In general, the discounted loans are non-performing and there is a significant amount of uncertainty surrounding the timing and amount of cash flows to be received by the Company.  Accordingly, the Company records its investment in the discounted loans at its original purchase price adjusted for any principal receipts received.  Management works with the borrower to reach a settlement on the loan or they foreclose on the underlying collateral which is primarily commercial real estate.  For cash payments received during the work out process, the Company records these payments to interest income on a cash basis.  For loan settlements reached, the Company records the amount in excess of the carrying amount of the loan as a discount accretion to investment income at the closing date.  Management reviews the discount loan portfolio regularly for impairment.  If an impairment is identified (after consideration of the underlying collateral), the Company records an impairment to earnings in the period the information becomes known.

Investment Real Estate – Investment real estate held for sale is reported at the lower of cost or fair value less cost to sell. Expenses to maintain the property are expensed as incurred.

Notes Receivable – Notes receivable are reported at their unpaid principal balances, adjusted for valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. Interest accruals are analyzed based on the likelihood of repayment. The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status.

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

Property and Equipment - Company-occupied property, data processing equipment and furniture and office equipment are stated at cost less accumulated depreciation of  $3,323,718 and $3,868,331 at December 31, 2015 and 2014, respectively. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of  three to thirty years.  Depreciation expense was $139,218 and $309,279 for the years ended December 31, 2015 and 2014, respectively.

Future Policy Benefits and Expenses - The liabilities for traditional life insurance and accident and health insurance policy benefits are computed using a net level method. These liabilities include assumptions as to investment yields, mortality, withdrawals, and other assumptions based on the life insurance subsidiary's experience adjusted to reflect anticipated trends and to include provisions for possible unfavorable deviations. The Company makes these assumptions at the time the contract is issued or, in the case of contracts acquired by purchase, at the purchase date.  Future policy benefits for individual life insurance and annuity policies are computed using interest rates ranging from 2% to 6% for life insurance and 2.5% to 7.50% for annuities. Benefit reserves for traditional life insurance policies include certain deferred profits on limited-payment policies that are being recognized in income over the policy term. Policy benefit claims are charged to expense in the period that the claims are incurred. The mortality rate assumptions for policies currently issued by the Company are based on 2001 select and ultimate tables.  Withdrawal rate assumptions are based upon Linton B or C, which are industry standard actuarial tables for forecasting assumed policy lapse rates.

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges.  Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances.  Interest crediting rates for universal life and interest sensitive products range from 4.0% to 5.5% as of December 31, 2015 and 2014.

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

Recently Issued Accounting Standards

Accounting Standards Update (ASU) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities – ASU 2016-01 makes targeted improvements to existing U.S. GAAP for financial instruments, including requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requiring entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and requiring entities to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as "own credit") when the organization has elected to measure the liability at fair value in accordance with the fair value option. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017. Early adoption of the own credit provision is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

Accounting Standards Update (ASU) 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes – ASU 2015-17 simplifies the presentation of deferred income taxes to require that deferred tax assets and liabilities be classified as non-current in a classified balance sheet. Current U.S. GAAP requires an entity to separate deferred income tax assets and liabilities into current and non-current amounts in a classified balance sheet. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments of this Update.  For public companies, the guidance is ASC 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

Accounting Standards Update (ASU) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis – ASU 2015-02 makes changes to both the variable interest model and voting interest model and eliminates the indefinite deferral of FASB Statement No. 167, included in ASU 2010-10, for certain investment funds. All reporting entities that hold a variable interest in other legal entities will need to re-evaluate their consolidation conclusions as well as disclosure requirements. This ASU is effective for annual periods beginning after December 15, 2015, and early adoption is permitted, including any interim period. This is not expected to have a material impact on the financial statements of the Company.

Accounting Standards Update (ASU) 2015-01, Income Statement – Extraordinary and Unusual Items – ASU 2015-01 removes the concept of extraordinary items from U.S. GAAP.  Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is unusual and occurs infrequently.  This separate, net-of-tax presentation will no longer be allowed.  The existing requirement to separately disclose events or transactions that are unusual or occur infrequently on a pre-tax basis within continuing operations in the income statement has been retained.  The new guidance requires similar separate presentation of items that are both unusual and infrequent.  The new standard is effective for periods beginning after December 15, 2015.  Early adoption is permitted, but only as of the beginning of the fiscal year of adoption.  Upon adoption, the Company will present transactions that are both unusual and infrequent, if any, on a pre-tax basis within continuing operations in the Consolidated Statements of Operations.

Reclassifications – Certain reclassifications have been made to the 2014 consolidated financial statements to make them comparable to the current year consolidated financial statements.

Note 2 – Investments

Available for Sale Securities – Fixed Maturity and Equity Securities

The following tables provide a summary of fixed maturities available for sale and equity securities by original or amortized cost and estimated fair value:

December 31, 2015	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$20,336,681	$1,441,890	$(32,083)	$21,746,488
U.S. special revenue and assessments	1,137,546	7,843	(2,550)	1,142,839
All other corporate bonds	167,173,444	3,762,156	(8,705,830)	162,229,770
	188,647,671	5,211,889	(8,740,463)	185,119,097
Equity securities	43,954,737	2,119,205	(388,602)	45,685,340
Total	$232,602,408	$7,331,094	$(9,129,065)	$230,804,437

December 31, 2014	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$23,036,161	$1,970,791	$(50,184)	$24,956,768
States, municipalities and political subdivisions	95,000	2,385	0	97,385
U.S. special revenue and assessments	1,137,702	13,739	(202,930)	948,511
Collateralized mortgage obligations	1,005,081	92,091	(6)	1,097,166
Public utilities	399,927	55,913	0	455,840
All other corporate bonds	162,960,493	8,624,486	(1,659,193)	169,925,786
	188,634,364	10,759,405	(1,912,313)	197,481,456
Equity securities	39,275,638	2,260,855	(540,491)	40,996,002
Total	$227,910,002	$13,020,260	$(2,452,804)	$238,477,458

The following table provides a summary of fixed maturities by contractual maturity as of  December 31, 2015. Actual maturities could differ from contractual maturities due to call or prepayment provisions:

Fixed Maturities Available for Sale December 31, 2015	Amortized Cost	Estimated Fair Value

Due in one year or less	$3,961,534	$4,000,512
Due after one year through five years	23,444,519	24,343,844
Due after five years through ten years	64,352,687	62,094,221
Due after ten years	96,888,931	94,680,520
Total	$188,647,671	$185,119,097

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

The Company held below investment grade investments with an estimated market value of $13,352,934 and $9,142,063 as of December 31, 2015 and 2014, respectively. The investments are all classified as "All other corporate bonds".

The fair value of investments with sustained gross unrealized losses at December 31, 2015 and 2014 are as follows:

December 31, 2015	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$4,966,210	(32,083)	$0	0	$4,966,210	(32,083)
U.S. special revenue and assessments	984,770	(2,550)	0	0	984,770	(2,550)
All other corporate bonds	85,734,097	(5,255,276)	19,400,640	(3,450,554)	105,134,737	(8,705,830)
Total fixed maturities	$91,685,077	(5,289,909)	$19,400,640	(3,450,554)	$111,085,717	(8,740,463)

Equity securities	$4,741,132	(388,602)	$0	0	$4,741,132	(388,602)

December 31, 2014	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	0	0	4,947,265	(50,184)	4,947,265	(50,184)
U.S. special revenue and assessments	0	0	784,390	(202,930)	784,390	(202,930)
Collateralized mortgage obligations	0	0	1,012	(6)	1,012	(6)
All other corporate bonds	$28,954,477	(416,560)	$3,535,206	(1,242,633)	$32,489,683	(1,659,193)
Total fixed maturities	$28,954,477	(416,560)	$9,267,873	(1,495,753)	$38,222,350	(1,912,313)

Equity securities	$6,067,132	(540,491)	$0	0	$6,067,132	(540,491)

The following table provides additional information regarding the number of securities that were in an unrealized loss position for greater than or less than twelve months:

	Less than 12 months	12 months or longer	Total
As of December 31, 2015
Fixed maturities	40	9	49
Equity securities	9	0	9
As of December 31, 2014
Fixed maturities	18	7	25
Equity securities	25	0	25

Substantially all of the unrealized losses on fixed maturities available for sale at December 31, 2015 and 2014 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The unrealized losses on equity investments were primarily attributable to normal market fluctuations.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company's expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company's evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of December 31, 2015 and 2014

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Consolidated Statements of Operations. Trading securities include exchange-traded equities and exchange-traded options. Trading securities carried as liabilities are securities sold short. A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2015 was $0 and $(28,609), respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2014 was $6,250 and $(23,853), respectively.  Earnings from trading securities are classified in cash flows from operating activities.  The derivatives held by the Company are for income generation purposes only.

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

The following table reflects trading securities revenue charged to net investment income for the periods ended December 31:

	2015	2014

Net unrealized gains (losses)	$945,128	$(722,573)
Net realized gains (losses)	(515,967)	245,995
Net unrealized and realized gains (losses)	$429,161	$(476,578)

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

Approximately 30% and 39% of the mortgage loan portfolio consists of discounted commercial mortgage loans as of December 31, 2015 and 2014, respectively. The Company began purchasing discounted commercial mortgage loans in 2009. Management has extensive background and experience in the analysis and valuation of commercial real estate. The discounted loans are available through the FDIC's sale of assets of closed banks and from banks wanting to reduce their loan portfolios. The loans are available on a loan by loan bid process. Once a loan has been acquired, contact is made with the appropriate individuals to begin a dialog with a goal of determining the borrower's willingness to work together. There are generally three paths a discounted loan will take: the borrowers pay as required; a settlement is reached with the loan being paid off at a discounted value; or the loan is foreclosed.

During 2015 and 2014, the Company acquired $13,774,698 and $2,348,890 in mortgage loans, respectively, including both regular participation mortgage loans as well as discounted mortgage loans.  FSNB services the majority of the Company's mortgage loan portfolio. The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

During 2015 and 2014, the maximum and minimum lending rates for mortgage loans were:

	2015		2014
	Maximum rate	Minimum rate	Maximum rate	Minimum rate

Commercial Loans	8.00%	4.00%	10.00%	3.91%
Residential Loans	8.00%	3.00%	8.00%	7.00%

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

Changes in the current economy could have a negative impact on the loans, including the financial stability of the borrowers, the borrowers' ability to pay or to refinance, the value of the property held as collateral and the ability to find purchasers at favorable prices. Given the uncertainty of the current market, Management has taken a conservative approach with the discounted mortgage loans and has classified all discounted mortgage loans held as non-accrual. In such status, the Company is not recording any accrued interest income nor is it recording any accrual of discount on the loans held. The Company records repayments on loans as discount accrual when the loan basis has been paid in full.

On the remainder of the mortgage loan portfolio, interest accruals are analyzed based on the likelihood of repayment.  In no event will interest continue to accrue when accrued interest along with the outstanding principal exceeds the net realizable value of the property.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status.

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquired the discounted mortgage loans at below contract value, and believes that it will fully recover its carrying value upon disposal, therefore no reserve for delinquent loans is deemed necessary.  Those not currently paying are being vigorously worked by Management.  The current discounted commercial mortgage loan portfolio has an average price of 39.0 % of face value and Management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.  The mortgage loan reserve was $0 at December 31, 2015 and 2014.

The following table summarizes the number of loans held in the discounted mortgage loan portfolio and the carrying value of the loans as of December 31, 2015:

Payment Frequency	Number of Loans	Carrying Value

No payments received	8	$0
One-time payment received	1	0
Irregular payments received	2	20,834
Periodic payments received	7	5,347,215
Total	18	$5,368,049

The following table summarizes the mortgage loan holdings of the Company for the periods ended December 31:

	2015	2014

In good standing	$14,701,228	$14,443,455
Overdue interest over 90 days	20,834	3,130,290
Restructured	126,118	1,104,972
In process of foreclosure	2,921,750	4,483,265
Total mortgage loans	$17,769,930	$23,161,982
Total foreclosed loans during the year	$0	$56,576

Investment Real Estate

Real estate acquired through foreclosure, consisting of properties obtained through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, is reported on an individual asset basis at the lower of cost or fair value, less disposal costs. Fair value is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. When properties are acquired through foreclosure, any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is recognized and charged to the Consolidated Statements of Operations. Based upon Management's evaluation of the real estate acquired through foreclosure, additional expense is recorded when necessary in an amount sufficient to reflect any declines in estimated fair value. Gains and losses recognized on the disposition of the properties are recorded as realized gains and losses in the Consolidated Statements of Operations.

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. The valuation allowance as of December 31, 2015 and 2014 was $0. Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status.

Before a new note is issued, the applicant is subject to certain criteria set forth by Company Management to ensure quality control.  Once the note is approved, the Company directly funds the note to the borrower. Several of the notes have participation agreements in place, whereas the Company has reduced its investment in the note receivable by participating a portion of the note to a third party.

Similar to the mortgage loans, FSNB services several of the notes receivable. The Company, and the participants in the notes, share in the risk of loss associated with the terms of the note with the borrower, based upon their ownership percentage in the note.  The Company has in place a monitoring system to provide Management with information regarding potential troubled loans.

Analysis of Investment Operations

The following table reflects the Company's net investment income for the periods ended December 31:

	2015	2014

Fixed maturities	$8,559,938	$8,225,640
Equity securities	1,708,786	3,255,611
Trading securities	(429,161)	(476,578)
Mortgage loans	5,700,492	4,592,853
Real estate	1,474,726	8,355,153
Notes receivable	787,658	340,000
Policy loans	720,544	760,715
Cash and cash equivalents	681	505
Short-term	699,357	70,578
Total consolidated investment income	19,223,021	25,124,477
Investment expenses	(3,663,086)	(8,774,758)
Consolidated net investment income	$15,559,935	$16,349,719

The following table reflects the Company's net realized investments gains and losses for the periods ended December 31:

2015	Gross Realized Gains	Gross Realized (Losses)	Net Realized Gains (Losses)

Fixed maturities	$1,289,455	$(41,215)	$1,248,240
Real estate	5,968,558	0	5,968,558
Common stock	48,165	(238,794)	(190,629)
Preferred stock	971,662	(637)	971,025
Real estate – OTTI	0	(54,901)	(54,901)
Common stock – OTTI	0	(3,515,700)	(3,515,700)
Total realized gains (losses)	$8,277,840	$(3,851,247)	$4,426,593

2014	Gross Realized Gains	Gross Realized (Losses)	Net Realized Gains (Losses)

Fixed maturities	$2,414,160	$(1,135,417)	$1,278,743
Real estate	14,757,451	(1,460,332)	13,297,119
Common stock	673,821	(14,908)	658,913
Preferred stock	1,986,303	0	1,986,303
Real estate – OTTI	0	(35,946)	(35,946)
Common stock – OTTI	0	(126,959)	(126,959)
Total realized gains (losses)	$19,831,735	$(2,773,562)	$17,058,173

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

Based on Management's review of the investment portfolio, the Company recorded the following losses for other-than-temporary impairments in the Consolidated Statements of Operations for the periods ended December 31:

	2015	2014

Other than temporary impairments:
Common stock	$3,515,700	$126,959
Real estate	54,901	35,946
Total other than temporary impairments	$3,570,601	$162,905

The other-than-temporary impairments recognized during 2015 and 2014 were taken as a result of Management's assessment and consideration of the length of time the securities have remained in an unrealized loss position and as a result of management's analysis and determination of value. The investments were written down to better reflect their current expected market value.

Investments on Deposit

The Company had investments with a fair value of $8,932,241 and $10,635,716 on deposit with various state insurance departments as of December 31, 2015 and 2014, respectively.

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

The following table presents the Company's assets and liabilities measured at fair value in the consolidated balance sheet on a recurring basis as of December 31, 2015.

	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$10,459,758	$173,632,645	$1,026,694	$185,119,097
Equity Securities, available for sale	13,312,331	5,567,061	26,805,948	45,685,340
Total	23,772,089	179,199,706	27,832,642	230,804,437

Liabilities
Trading Securities	$28,609	$0	$0	$28,609

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

	Fixed Maturities, Available for Sale	Equity Securities, Available for Sale	Total

Balance at December 31, 2014	$869,725	$28,878,634	$29,748,359
Transfers in to Level 3	0	0	0
Total unrealized gains or (losses):
Included in realized gains (losses)	67,905	-	67,905
Included in other comprehensive income	210,819	270,670	481,489
Purchases	0	1,920,607	1,920,607
Sales	(121,755)	(4,263,963)	(4,385,718)
Balance at December 31, 2015	$1,026,694	$26,805,948	$27,832,642

The Level 3 securities include collateralized debt obligations of trust preferred securities issued by banks and insurance companies and certain equity securities with unobservable inputs. The Company computed fair value of Level 3 equity investments based on a review of current financial information, earnings trends and similar companies in the same industries.
There were no transfers in or out of Level 3 as of December 31, 2015.  Transfers occur when there is a lack of observable market information.

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

	December 31, 2015		December 31, 2014
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Mortgage loans on real estate	$17,769,930	$17,775,178	$23,161,982	$23,337,728
Investment real estate	47,650,102	47,650,102	51,007,101	51,007,101
Notes receivable	10,597,907	10,597,907	5,612,560	5,612,560
Policy loans	10,684,244	10,684,244	11,104,485	11,104,485
Cash and cash equivalents	11,822,615	11,822,615	13,977,443	13,977,443
Short term investments	0	0	4,382,181	4,382,181
Liabilities
Notes payable	0	0	4,400,000	4,400,000

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

A portion of the mortgage loans balance consists of discounted mortgage loans. The Company has been purchasing non-performing discounted mortgage loans at a deep discount through an auction process led by the Federal Government. In general, the discounted loans are non-performing and there is a significant amount of uncertainty surrounding the timing and amount of cash flows to be received by the Company. Accordingly, the Company records its investment in the discounted loans at its original purchase price, which Management believes approximates fair value. The inputs used to measure the fair value of our discounted mortgage loans are classified as Level 3 within the fair value hierarchy.

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

Notes receivable are carried at their unpaid principal balances, which approximates fair value. The inputs used to measure the fair value of the loans are classified as Level 3 within the fair value hierarchy.

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

The carrying amount of cash and cash equivalents in the Consolidated Balance Sheets approximates fair value given the highly liquid nature of the instruments.  The inputs used to measure the fair value of our cash and cash equivalents are classified as Level 1 within the fair value hierarchy.

The carrying amount of short term investments in the Consolidated Balance Sheets approximates fair value.  The inputs used to measure the fair value of our short term investments are classified as Level 3 within the fair value hierarchy.

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
Note 4 - Reinsurance

As is customary in the insurance industry, the insurance subsidiary cedes insurance to, and assumes insurance from, other insurance companies under reinsurance agreements. Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk. The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it. However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies. The Company sets a limit on the amount of insurance retained on the life of any one person. The Company will not retain more than $125,000, including accidental death benefits, on any one life. At December 31, 2015, the Company had gross insurance in-force of $1.3 billion of which approximately $272 million was ceded to reinsurers.  At December 31, 2014, the Company had gross insurance in-force of $1.4 billion of which approximately $287 million was ceded to reinsurers.

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

UG entered into a coinsurance agreement with Park Avenue Life Insurance Company ("PALIC") effective September 30, 1996.  Under the terms of the agreement, UG ceded to PALIC substantially all of its then in-force paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  Under the terms of the agreement, UG sold 100 % of the future results of this block of business to PALIC through a coinsurance agreement.  UG continues to administer the business for PALIC and receives a servicing fee through a commission allowance based on the remaining in-force policies each month.  PALIC has the right to assumption reinsure the business, at its option, and transfer the administration.  The Company is not aware of any such plans.  PALIC's ultimate parent, The Guardian Life Insurance Company of America ("Guardian"), currently holds an "A++" (Superior) rating from A.M. Best.  The PALIC agreement accounts for approximately 63 % of UG's reinsurance reserve credit, as of December 31, 2015 and 2014.

At December 31, 1992, UG (formerly American Capitol) entered into a reinsurance agreement with Canada Life Assurance Company ("the Canada Life agreement") that fully reinsured virtually all of its traditional life insurance policies. The reinsurer's obligations under the Canada Life agreement were secured by assets withheld by UG representing policy loans and deferred and uncollected premiums related to the reinsured policies. UG continues to administer the reinsured policies. At December 31, 2013, the Canada Life agreement had insurance in-force of approximately $6,815,000, with no reserve credit being taken on that amount.  The Canada Life agreement was fully repaid in August 2012. With the reinsurance recaptured by the Company, a 15 % profit share will continue to be paid to the reinsurer going forward relative to the block of business.  Effective July 1, 2014, the Company acquired the 15% profit share on this block of business from Canada Life for $300,000. This payment effectively settled any future obligations of the Company to the reinsurer under this agreement.

During 2014, the Company disposed of a block of business through an assumption reinsurance agreement, whereby the Company transferred cash of $3,000,000 and extinguished reserves of $3,600,000 and reduced cost of insurance acquired by $600,000.

On September 30, 1998, UG entered into a coinsurance agreement with The Independent Order of Vikings, (IOV) an Illinois fraternal benefit society.  Under the terms of the agreement, UG agreed to assume, on a coinsurance basis, 25% of the reserves and liabilities arising from all in-force insurance contracts issued by the IOV to its members.  At December 31, 2015, the IOV insurance in-force assumed by UG was approximately $1,451,000, with reserves being held on that amount of approximately $350,000. At December 31, 2014, the IOV insurance in-force assumed by UG was approximately $1,503,000, with reserves being held on that amount of approximately $346,000.

The Company does not have any short-duration reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2015 and 2014 were as follows:

	2015 Premiums Earned	2014 Premiums Earned

Direct	$11,140,000	$11,642,000
Assumed	25,000	26,000
Ceded	(3,091,000)	(3,127,000)
Net Premiums	$8,074,000	$8,541,000

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

	2015	2014

Cost of insurance acquired, beginning of year	$9,047,984	$10,636,412
Sale of block of business	0	(602,778)
Interest accretion	1,180,703	1,298,980
Amortization	(2,088,308)	(2,284,630)
Net amortization	(907,605)	(985,650)
Cost of insurance acquired, end of year	$8,140,379	$9,047,984

Estimated net amortization expense of cost of insurance acquired for the next five years is as follows:

	Interest Accretion	Amortization	Net Amortization
2016	1,072,000	1,945,000	873,000
2017	967,000	1,806,000	839,000
2018	866,000	1,672,000	806,000
2019	770,000	1,546,000	776,000
2020	677,000	1,421,000	744,000

Note 6 – Income Taxes

UTG and UG file separate federal income tax returns.

Income tax expense (benefit) consists of the following components:

	2015	2014

Current tax	$747,714	$3,233,286
Deferred tax	(1,680,429)	(2,150,359)
Income tax expense (benefit)	$(932,715)	$1,082,927

The expense for income differed from the amounts computed by applying the applicable United States statutory rate of 35% before income taxes as a result of the following differences:

	2015	2014

Tax computed at statutory rate	$95,663	$3,894,334
Changes in taxes due to:
Non-controlling interest	(101,297)	(1,073,704)
Current period loss for which no tax benefit was recognized	17,693	17,401
Small company deduction	(552,694)	(134,653)
Dividend received deduction	(100,349)	(1,414,353)
Other	(291,731)	(206,098)
Income tax expense (benefit)	$(932,715)	$1,082,927

The following table summarizes the major components that comprise the deferred tax liability as reflected in the balance sheets:

	2015	2014

Investments	$(2,735,072)	$2,728,928
Cost of insurance acquired	2,849,133	3,166,794
Management/consulting fees	(55,125)	(57,454)
Future policy benefits	1,546,770	1,778,105
Deferred gain on sale of subsidiary	2,312,483	2,312,483
Other liabilities	27,406	(127,461)
Federal tax DAC	(540,128)	(387,601)
Deferred tax liability	$3,405,467	$9,413,794

At December 31, 2015 and 2014, the Company had gross deferred tax assets of $4,896,464 and $2,405,249, respectively, and gross deferred tax liabilities of $8,301,931 and $11,819,043, respectively, resulting from temporary differences primarily related to the life insurance subsidiary.  A valuation allowance is to be provided when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded (except as noted below) relating to the Company's deferred tax assets since, in Management's judgment, the Company will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

As of December 31, 2015 and 2014, the Company had a deferred tax asset of $35,094 and $17,401, respectively, relating to a net operating loss carryforward.  The Company established an allowance of $35,094 and $17,401 against this deferred tax asset as of December 31, 2015 and 2014, respectively.  The Company also has a deferred tax asset of $118,693 and $0 relating to an AMT tax carryforward as of December 31, 2015 and 2014, respectively.  The Company established an allowance of $118,693 against this deferred tax asset as of December 31, 2015.  The allowances were established based on Management's assessment of the recoverability of these deferred assets.

The Company's Federal income tax returns are periodically audited by the Internal Revenue Service ("IRS"). In February 2011, the IRS audited UTG's 2009 federal income tax return. The examination was closed with no adjustments to the return. There are currently no examinations in process, nor is Management aware of any pending examination by the IRS. The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Financial Accounting Standards Board ("FASB") ASC 740, Income Taxes.  Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities.  Such tax positions initially and subsequently need to be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.  The Company has evaluated its tax positions, expiring statutes of limitations, changes in tax law and new authoritative rulings and believes that no disclosure relative to a provision of income taxes is necessary, at this time, to cover any uncertain tax positions.

The Company classifies interest and penalties on underpayment of income taxes as income tax expense. No interest or penalties were included in the reported income taxes for the years presented. The Company is not aware of any potential or proposed changes to any of its tax filings.

Note 7 – Credit Arrangements

At December 31, 2015 and 2014, the Company had the following outstanding debt:

			Outstanding Principal Balance
Instrument	Issue Date	Maturity Date	December 31, 2015	December 31, 2014
Promissory Note:
UTG Avalon	12/29/2014	4/1/2018	$0	$4,400,000

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2014	Borrowings	Repayments	December 31, 2015

Lines of Credit:
UTG	11/20/2013	11/20/2015	$8,000,000	$0	0	0	$0
UG	6/2/2015	5/19/2016	10,000,000	0	0	0	0

The UTG Avalon promissory note issued on December 29, 2014 carried interest at a rate of 3.50 % with interest payable quarterly beginning in July of 2015.  The interest is a variable rate that is equal to the lowest of the U.S. Prime Rates as published in the money section of the Wall Street Journal.  The interest rate is subject to change monthly and any change in interest rate is effective the first day of the month following the rate change. Principal is due upon maturity of the note. This note was fully repaid during the third quarter of 2015.  The principal payments were paid by UTG and as a result of the payments; intercompany promissory notes receivable/payable were established.

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

The following table represents the total funding commitments and the unfunded commitment as of December 31, 2015 related to certain investments:

	Total Funding Commitment	Unfunded Commitment
RLF III, LLC	$4,000,000	$398,120
Llano Music, LLC	4,000,000	1,179,000
Sovereign's Capital, LP Fund I	500,000	125,000
UGLIC, LLC	1,600,000	120,000
Sovereign's Capital, LP Fund II	1,000,000	810,000

During 2006, the Company committed to invest in RLF III, LLC ("RLF"), which makes land-based investments in undervalued assets. RLF makes capital calls as funds are needed for continued land purchases.

During 2010, the Company made a commitment to invest in Llano Music, LLC ("Llano"), which invests in music royalties.  The Company increased its funding commitment by $2,000,000 during 2014. Llano made capital calls to its investors as funds are needed to acquire the royalty rights. The Llano funding commitment expired in January of 2016. Upon expiration of the Llano funding commitment, the Company committed funds to a related entity, Barton Springs Music, LLC, which also invests in music royalties.

During 2012, the Company committed to invest in Sovereign's Capital, LP Fund I ("Sovereign's"), which invests in companies in emerging markets. Sovereign's makes capital calls to investors as funds are needed.

During 2014, the Company committed to invest in UGLIC, LLC, which purchases real estate tax receivables. UGLIC, LLC makes capital calls as funds are needed for additional purchases.

During 2015, the Company committed to invest in Sovereign's Capital, LP Fund II ("Sovereign's II"), which invests in companies in emerging markets. Sovereign's II makes capital calls to investors as funds are needed.

Note 9 – Shareholders' Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. At a meeting of the Board of Directors on June 3, 2015, the Board of Directors of UTG authorized the repurchase of up to an additional $1,000,000 of UTG's common stock, for a total, repurchase of $8,000,000. Repurchased shares are available for future issuance for general corporate purposes. This program can be suspended or terminated at any time without further notice. Open market purchases are made based on the last available market price and are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company. During 2015, the Company repurchased 25,919 shares through the stock repurchase program for $375,207. Through December 31, 2015, UTG has spent $6.5 million in the acquisition of 688,617 shares under this program.

On July 20, 2015 the Board of Directors of UTG also clarified and amended the terms on which UTG may repurchase shares in the program and gave Company Management broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. The program may be suspended or terminated at any time without further notice.

Director Compensation - Effective September 18, 2013, each outside Director will annually receive $8,000 as a retainer and $1,000 per meeting attended.  The compensation, however, shall be paid in UTG common stock.  The value will be determined annually on the close of business December 20th or the next business day should December 20th be a weekend or holiday, based on the activity of the year just ending.  UTG's director compensation policy also provides that Directors who are employees of UTG or its affiliates do not receive any compensation for their services as Directors except for reimbursement for reasonable travel expenses for attending each meeting. In December of 2015, the Company issued 4,245 shares of its common stock as compensation to the Directors. The shares were valued at $14.36 per share, the market value at the date of issue. During 2015, the Company recorded $60,958 in operating expense related to the stock issuance.  In December of 2014, the Company issued 4,755 shares of its common stock as compensation to the Directors. The shares were valued at $14.50 per share, the market value at the date of issue. During 2014, the Company recorded $68,948 in operating expense related to the stock issuance.

Earnings Per Share - The following is a reconciliation of basic and diluted weighted average shares outstanding used in the computation of basic and diluted earnings per share:

	2015	2014
Basic weighted average shares outstanding	3,704,322	3,750,239
Weighted average dilutive options outstanding	0	0
Diluted weighted average shares outstanding	3,704,322	3,750,239

The computation of diluted earnings per share is the same as basic earnings per share for the years ending December 31, 2015 and 2014, as there were no outstanding securities, options or other offers that give the right to receive or acquire common shares of UTG.

Statutory Restrictions – Restrictions exist on the flow of funds to UTG from its insurance subsidiary.  Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. UG is required to maintain minimum statutory surplus of $2,500,000. At December 31, 2015, substantially all of the consolidated shareholders' equity represents net assets of UTG's subsidiaries.

UG is domiciled in the state of Ohio. Ohio requires notification within  five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory net income or b) 10 % of statutory capital and surplus.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid ordinary dividends of  $4,000,000 and $4,800,000 to UTG in 2015 and  2014,respectively. No extraordinary dividends were paid during the two year period. UTG used the dividends received during 2014 and 2015 to  purchase outstanding shares of UTG stockand for general operations of the Company.

Statutory Restrictions – Restrictions exist on the flow of funds to UTG from its insurance subsidiary.  Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. UG is required to maintain minimum statutory surplus of $2,500,000. At December 31, 2015, substantially all of the consolidated shareholders' equity represents net assets of UTG's subsidiaries.

UG is domiciled in the state of Ohio. Ohio requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory net income or b) 10% of statutory capital and surplus.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid ordinary dividends of $4,000,000 and $4,800,000 to UTG in 2015 and 2014, respectively. No extraordinary dividends were paid during the two year period. UTG used the dividends received during 2014 and 2015 to purchase outstanding shares of UTG stock and for general operations of the Company.
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

The following table reflects UG's statutory basis net income and capital and surplus (shareholders' equity) as of December 31:

	2015	2014

Net income (loss)	$306,059	$12,200,025
Capital and surplus	39,752,432	41,146,686

Note 11 – Related Party Transactions

On February 20, 2003, UG purchased $4,000,000 of a trust preferred security offering issued by First Southern Bancorp, Inc. ("FSBI").  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%. The Company received dividends of $264,219 during 2015 and 2014. On March 30, 2009, UG purchased $1,000,000 of FSBI common stock.  The sale and transfer of this security is restricted by the provisions of a stock restriction and buy-sell agreement.

On September 28, 2011 UTG entered a joint ownership agreement with Bandyco, LLC and First Southern National Bank, for an 8.08 % interest in an aircraft. Bandyco, LLC is affiliated with Ward F Correll, who is a Director of the Company. The Company paid a monthly operational fee of $25,000 through July of 2014 when the aircraft was sold.  During July of 2014, the Company acquired a different aircraft.  UTG paid $1,600,000 in the acquisition of the aircraft, increasing the Company's ownership interest to 30.10%. The aircraft is used for business related travel by various officers and employees of the Company. For years 2015 and 2014, UTG paid $255,920 and $879,453 for costs associated with the aircraft, respectively.

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiary. Under this arrangement, the subsidiary pays its proportionate share of expenses, based on an allocation formula. During 2015 and 2014, UG paid $6,867,882 and $8,902,568, respectively, in expenses. The Ohio Department of Insurance has approved the cost sharing agreement and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

The Company from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services the Company's mortgage loans including those covered by the participation agreements.  The Company pays a 0.25 % servicing fee on these loans and a one-time fee at loan origination of 0.50 % of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $11,622 and $33,894 in servicing fees and $25,000 and $0 in origination fees to FSNB during 2015 and 2014, respectively.

The Company reimbursed expenses incurred by employees of FSNB relating to salaries, travel and other costs incurred on behalf of or relating to the Company. The Company paid $324,918 and $325,479 in 2015 and 2014, respectively to FSNB in reimbursement of such costs. In addition, the Company reimburses FSNB a portion of salaries and pension costs for Mr. Correll and Mr. Ditto. The reimbursement was approved by the UTG Board of Directors and totaled $349,351 and $332,725 in 2015 and 2014, respectively, which included salaries and other benefits.

As previously disclosed in the Notes Receivable section of Note 2 – Investments, several of the Company's notes have participation agreements in place with third parties.  Certain participation agreements are with FSF, a related party.  The participation agreements are sold without recourse and assigned to the participant based on their pro-rata share of the principal, interest and collateral as specified in the participation agreements. The undivided participations in the notes receivable range from 20% - 50%.  The total amount of loans participated to FSF were $3,170,000 and $0 as of December 31, 2015 and 2014, respectively. One of the participated notes receivable was fully repaid during the first quarter of 2016 reducing the outstanding participating notes receivable balance with FSF to $670,000.

Note 12 – Other Cash Flow Disclosures
On a cash basis, the Company paid the following expenses for the periods ended December 31:

	2015	2014

Interest	$70,141	$635,664
Federal income tax	3,300,000	4,000

During the fourth quarter of 2014, UG's wholly-owned subsidiary, UTG Avalon, LLC, entered into a noncash transaction whereby the subsidiary obtained a promissory note in the amount of $4.4 million and utilized the note to repay a prior line of credit.

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

Because UTG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of December 31, 2015 and 2014, approximately 54% of the Company's total direct premium was collected from Illinois, Ohio, Texas and West Virginia. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 21% of total life insurance in force at December 31, 2015 and 2014.  Insurance ceded represented 31% and 29% of premium income for 2015 and 2014, respectively. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

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

Our Management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2015 and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective at a reasonable assurance level.

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

The Company's Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making the assessment, Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Based on Management's assessment, Management concluded that, as of December 31, 2015, the Company's internal control over financial reporting was effective.

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

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting since December 31, 2015, in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15(e) and 15d-15(e), that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company's process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Board of Directors

In accordance with the laws of Delaware and the Certificate of Incorporation and Bylaws of UTG, as amended, UTG is managed by its executive officers under the direction of the Board of Directors. The Board elects executive officers, evaluates their performance, works with management in establishing business objectives and considers other fundamental corporate matters, such as the issuance of stock or other securities, the purchase or sale of a business and other significant corporate business transactions. In the fiscal year ended December 31, 2015, the Board met five times. During 2015, all Directors attended at least 75% of all meetings of the Board and meetings of committees of the Board. Our Board of Directors does not have a policy requiring directors to attend annual meetings of shareholders. All seven Board members attended our 2015 annual shareholder's meeting.

The Board of Directors has an Audit Committee consisting of Messrs. Attkisson and Brinck. Our Board has determined that each of the members of the Audit Committee meets the criteria for independence under the NASDAQ listing standards. The Audit Committee performs such duties as outlined in the Company's Audit Committee Charter. The Audit Committee reviews and acts or reports to the Board with respect to various auditing and accounting matters, the scope of the audit procedures and the results thereof, internal accounting and control systems of UTG, the nature of services performed for UTG and the fees to be paid to the independent auditors, the performance of UTG's independent and internal auditors and the accounting practices of UTG. The Audit Committee also recommends to the full Board of Directors the auditors to be appointed by the Board. The Audit Committee met four times in 2015.

The Board has reviewed the qualifications of each member of the audit committee and determined one member of the committee, Randy Attkisson, meets the definition of an "audit committee financial expert" as defined in Item 407 of Regulation S-K.

The Board of Directors has a Compensation Committee consisting of Messrs. Dayton and Brinck. Our Board has determined that each of the members of the Compensation Committee meets the criteria for independence under the NASDAQ listing standards. The Compensation Committee performs such duties as outlined in the Company's Compensation Committee Charter. The Compensation Committee reviews and acts or reports to the Board with respect to various compensation matters relative to the Company's executive officers. The Compensation Committee has the authority to delegate appropriate matters to subcommittees as the Committee may determine in its discretion. The Compensation Committee met two times in 2015.

Under UTG's By-Laws, the Board of Directors should be comprised of at least six and no more than eleven Directors. At December 31, 2015, the Board consisted of eight Directors. Shareholders elect Directors to serve for a period of one year at UTG's annual shareholders' meeting.

The Board of Directors does not have a formal nominating committee, or a committee that performs similar functions, and does not have a nominating committee charter. The Board has concluded that the nominating process should not be limited to certain members so that a comprehensive selection of candidates can be considered. Therefore, the nomination process is conducted by the full Board of Directors. The Board of Directors has not adopted a formal policy with regard to the consideration of Director candidates recommended by shareholders. Candidates for nomination have been recommended by an executive officer or director, and considered by the Board of Directors. Generally, candidates have been persons who have been known to one or more of our Board members. The Board of Directors will, however, consider nominees recommended by shareholders. Shareholders wishing to recommend candidates for Board membership must submit the recommendations in writing to the Secretary of the Company at least 90 days prior to a date corresponding to the previous year's Annual Meeting, with the submitting shareholder's name and address and pertinent information about the proposed nominee similar to that set forth for nominees named herein. The Board does not evaluate potential nominees for director differently based on whether they are recommended by a shareholder.

The Board of Directors has not adopted specific minimum qualifications that it believes must be met by a person it recommends for nomination as a director. Proposed nominees will be considered in light of their potential contributions to the Board, their backgrounds, their independence and such other factors as the Board considers appropriate. We do not have a specific policy relating to the consideration of diversity in identifying director candidates. However, the Board of Directors does consider the diversity of our Board when identifying director candidates. The amount of consideration given to diversity varies with the Boards' determination of whether we would benefit from expanding the Board's diversity in a particular area. We believe this policy has been effective in identifying candidates with the diverse business experience necessary to lead our Company.

Our directors have demonstrated significant achievement and generally have significant management experience in one or more fields of business, professional, governmental, community or academic endeavors.  Our directors have sound judgement as a result of their management or policy making experience and demonstrate an ability to function effectively in an oversight role.  Given the tenure of most of the directors on our Board, they have a general appreciation regarding major issues facing the Company.  These experiences make each of our directors well qualified to be a member of the Company's Board of Directors.

The Board of Directors has provided a process for shareholders to send communications directly to the Board. These communications can be sent to James Rousey, President and Director of UTG, at the corporate headquarters at 5250 South Sixth Street, Springfield, Illinois 62703.

Our Board of Directors is led by Jesse Correll, our Chairman of the Board and Chief Executive Officer. The decision as to who should serve as Chairman of the Board, and who should serve as Chief Executive Officer, and whether those offices should be combined or separate, is properly the responsibility of our Board of Directors. The Board of Directors believes that the most effective leadership structure for us at this time is for Mr. Correll to serve as both Chairman of the Board and Chief Executive Officer. Our Board does not have a lead independent director and does not believe that designating a lead independent director would be necessary or helpful at this time.

Our Board of Directors oversees our risk management in cooperation with management. The Board and management regularly assess and communicate regarding risks confronting the Company, including transaction specific risks, macroeconomic trends, industry developments, and risk factors unique to our business. The members of the Audit Committee also discuss various financial reporting and accounting risk factors with our independent audit firm.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors and officers of UTG file periodic reports regarding ownership of Company securities with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 as amended, and the rules promulgated there under.  UTG is not aware of any individuals who filed late with the Securities and Exchange Commission during 2015.  SEC filings may be viewed from the Company's Web site www.utgins.com.

Audit Committee Report to Shareholders

In connection with the December 31, 2015 financial statements, the audit committee: (1) reviewed and discussed the audited financial statements with Management; (2) discussed with the independent auditors the matters required by Statement on Auditing Standards No. 61, Communications with Audit Committees, as amended, (AICPA, Professional Standards, Vol. 1 AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T; and (3) received the written disclosures and the letter from its independent auditors required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm's communications with the audit committee concerning independence, and has discussed with the independent auditors their independence. Based upon these reviews and discussions, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K filed with the SEC for the last fiscal year.

Members of the Company's Audit Committee:

Randall L. Attkisson	Committee Chairman
Joseph A. Brinck, II

The following information with respect to business experience of the Board of Directors has been furnished by the respective Directors or obtained from the records of UTG.

Name, Age	Position with the Company, Business Experience and Other Directorships
Randall L. Attkisson, 70

Director of UTG since 1999; Director of First Southern Bancorp, Inc., a bank holding company, since 1986; Board Chairman of Metro Leadership Foundation since 2014; and Partner of Bluegrass Financial Holdings Subs/Affiliates since 2008.

Joseph A. Brinck, II, 60

Director of UTG since 2003; CEO of Stelter & Brinck, LTD, a full service combustion engineering and manufacturing company from 1983 to present; Salesman at Stelter & Brinck, LTD from 1979 to 1983; President of Superior Thermal, LTD from 1990 to present; President of Sanctity of Life Foundation since 2001 and Vice President of Ruah Woods Ministry since 2009. Currently holds Professional Engineering License in Kentucky.

Jesse T. Correll, 59

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

Ward F. Correll, 87

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

Brian J. Crall, 56

Director of UTG since 2015; Mr. Crall owns and is the President of foreClarity!, LLC. The Company was formed in 2012 and specializes in executive development, organizational development, strategic planning and public policy development. Mr. Crall also serves on the Board of Directors of MainSource Financial Group and from 2009 to 2012 Mr. Crall served as the Chief Executive Officer of CMD Holding, LLC, the holding company for CMD Health, Inc., a health insurance company and ClubMD, LLC, a series of primary care medical homes. From July 2008 to March 2009, Mr. Crall served as the Resource Director for the YMCA of the USA. Mr. Crall also served as the Personnel Cabinet Secretary for the Commonwealth of Kentucky from June 2006 to January 2007 and the Deputy Secretary of the Executive Cabinet, Office of the Governor of the Commonwealth of Kentucky from April 2004 to June 2006. During this time Mr. Crall served as a Director for the Kentucky Retirement System, a $15 billion retirement fund serving the employees of the state of Kentucky, and the Kentucky Deferred Compensation Authority, a $1.3 billion deferred compensation plan serving the employees of the Commonwealth of Kentucky.

Additionally, Mr. Crall served as CEO of Progress Printing Company from July 2000 until April 2004, and was the 13th District State Representative in the state of Kentucky from January 1995 until April 2004.  Mr. Crall was CEO of the Owensboro Family YMCA from November 1986 through June 2000 and has been active in several civic and charitable organizations, including the Kentucky Youth Association, Habitat for Humanity, Owensboro Chamber of Commerce and the Fellowship of Christian Athletes.  Mr. Crall became a Director of UTG, Inc. in December 2015.

Howard L. Dayton, Jr., 72

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

Peter L. Ochs, 64

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

James P. Rousey, 57

President of UTG and Universal Guaranty Life Insurance Company since September 2006; Director of UTG and Universal Guaranty Life Insurance Company since September 2001; Chair of ACLI Forum 500 since November 2015; Member of Board of Governors of ACLI since November 2014; Regional CEO and Director of First Southern National Bank from 1988 to 2001. Board Member with the Illinois Fellowship of Christian Athletes from 2001-2005; Board Member with Contact Ministries from 2007-2011; Board Member with Amigos En Cristo, Inc. from 2007-2009.

Executive Officers of UTG

More detailed information on the following executive officers of UTG appears under "Directors":

Jesse T. Correll	Chairman of the Board and Chief Executive Officer
James P. Rousey	President

Other executive officers of UTG are set forth below:

Name, Age	Position with UTG and Business Experience
Theodore C. Miller, 53

Corporate Secretary of UTG, Inc. and Universal Guaranty Life Insurance Company since December 2000; Senior Vice President and Chief Financial Officer since July 1997; Vice President since October 1992 and Treasurer from October 1992 to December 2003; Vice President and Controller of certain affiliated companies from 1984 to 1992; Vice President and Treasurer of certain affiliated companies from 1992 to 1997; Senior Vice President and Chief Financial Officer of subsidiary companies since 1997; Corporate Secretary of subsidiary companies since 2000.

Douglas P. Ditto, 60

Vice President of UTG, Inc. and Universal Guaranty Life Insurance Company since June 2009; Chief Investment Officer from 2009 to 2012; Assistant Vice President from June 2003 to June 2009; Chief Executive Officer, and Executive Vice President of First Southern Bancorp, Inc. since March 1985.

Code of Ethics

The company has adopted a Code of Business Conduct and Ethics for our Directors, officers (including our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Controller, and persons performing similar function) and employees. The Code of Business Conduct and Ethics is available to our shareholder by requesting a free copy of the Code of Business Conduct and Ethics by writing to us as UTG, Inc., 5250 South Sixth Street, Springfield, Illinois 62703.
Item 11. Executive Compensation

Executive Compensation Table

The following table sets forth certain information regarding compensation paid to or earned by UTG's Chief Executive Officer and President, and each of UTG's two most highly compensated executive officers whose salary plus bonus exceeded $100,000 during UTG's last fiscal year:

Name and Principal position	Year	Salary	Bonus	Stock Awards (3)	All Other Compensation		Total
Jesse T. Correll Chief Executive Officer	2015	$175,000		$91,989	$7,269	(1)	$274,258
	2014	$175,000	0	0	$7,000	(1)	$182,000
James P. Rousey President	2015	$165,000	$92,000		$3,218	(2)	$260,218
	2014	$165,000	0	0	$2,475	(2)	$167,475
Douglas P. Ditto Vice President	2015	$120,000		$76,991	$4,985	(1)	$201,976
	2014	$120,000	0	0	$4,800	(1)	$124,800

(1)	All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan.
(2)	All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan of $3,218 and $2,475 during 2015 and 2014 respectively.
(3)	Stock awards in the form of an annual bonus of 12,517 shares were issued in 2015. No stock awards were issued in 2014.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2015, there were no unexercised options, stock that has not vested or equity incentive plan awards outstanding for any of the above named executive officers.

Compensation of Directors

Effective September 18, 2013 a new compensation arrangement was approved whereby each outside Director annually received $8,000 as a retainer and $1,000 per meeting attended. The compensation, however, is paid in UTG Common Stock. The value is determined annually on the close of business December 20th or the next business day should December 20th be a weekend or holiday, based on the activity of the year just ending.  Reasonable travel expenses are reimbursed in cash as incurred.  UTG's Director compensation policy provides that Directors who are employees of UTG or its affiliates do not receive any compensation for their services as Directors except for reimbursement for reasonable travel expenses for attending each meeting.  The following table reflects compensation paid to all Directors who served in 2015.

Name	Fees Earned or Paid in Cash	Stock Awards (2)	All Other Compensation	Total
Jesse T. Correll Chief Executive Officer	$0			$0
James P. Rousey President	$0			$0
Randall L. Attkisson Director	$0	$12,996		$12,996
Joseph A. Brinck, II Director	$0	$11,000		$11,000
Ward F. Correll Director	$0	$9,995		$9,995
Brian J. Crall Director	$0	$2,987		$2,987
Peter L. Ochs Director	$0	$11,991		$11,991
Howard L. Dayton Director	$0	$11,991	$5,000 (1)	$16,991

(1) Other Compensation represents payment for consulting services performed relative to management enrichment.
(2) Market value of stock on earned date was $14.50 per share.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Holders of Securities

The following tabulation sets forth the name and address of the entity known to be the beneficial owners of more than 5% of UTG's Common Stock and shows: (i) the total number of shares of Common Stock beneficially owned by such person as of February 19, 2016 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of Common Stock so owned as of the same date.

Title		Amount	Percent
of	Name and Address	and Nature of	Of
Class	of Beneficial Owner (2)	Beneficial Ownership	Class (1)

Common	Jesse T. Correll	115,692	(3)(6)	3.1%
Stock, no	First Southern Bancorp, Inc.	1,406,785	(3)(4)(6)	37.9%
par value	First Southern Funding, LLC	341,997	(3)(4)(6)	9.2%
	First Southern Holdings, LLC	1,201,876	(3)(4)(6)	32.3%
	Ward F. Correll	270,825	(5)(6)	7.3%
	WCorrell, Limited Partnership	72,750	(3)(6)	2.0%
	Cumberland Lake Shell, Inc.	257,501	(5)(6)	6.9%
	Eric L. Oliver	300,000	(7)	8.1%

(1)	The percentage of shares owned is based on 3,709,087 shares of Common Stock outstanding as of February 19, 2016.
(2)

The address for each of Jesse Correll, First Southern Bancorp, Inc. ("FSBI"), First Southern Funding, LLC ("FSF"), First Southern Holdings, LLC ("FSH"), and WCorrell, Limited Partnership ("WCorrell LP"), is 205 North Depot Street, Stanford, Kentucky 40484. The address for each of Ward F. Correll and Cumberland Lake Shell, Inc. ("CLS") is P.O. Box 430, 150 Railroad Drive, Somerset, Kentucky 42502. The address for Eric L. Oliver is 400 Pine Street, Suite 1010, Abilene, Texas 79601.

(3)

The share ownership of Jesse Correll listed includes 42,942 shares of Common Stock owned by him individually. The share ownership of Mr. Correll also includes 72,750 shares of Common Stock held by WCorrell, Limited Partnership, a limited partnership in which Jesse Correll serves as managing general partner and as such, has sole voting and dispositive power over the shares held by the entity.

In addition, by virtue of his ownership of voting securities of FSF and FSBI, and in turn, their ownership of 100% of the outstanding membership interests of FSH, Jesse Correll may be deemed to beneficially own the total number of shares of Common Stock owned by FSH (as well as the shares owned by FSBI and FSF directly), and may be deemed to share with FSH (as well as FSBI and FSF directly) the right to vote and to dispose of such shares. Mr. Correll owns approximately 75.70% of the outstanding membership interests of FSF; he owns directly approximately 46.99%, companies he controls own approximately 14.08%, and he has the power to vote but does not own an additional 2% of the outstanding voting stock of FSBI. FSBI and FSF in turn own 99% and 1%, respectively, of the outstanding membership interests of FSH.

(4)
The share ownership of FSBI consists of 204,909 shares of Common Stock held by FSBI directly and 1,201,876 shares of Common Stock held by FSH of which FSBI is a 99% member and FSF is a 1% member. As a result, FSBI may be deemed to share the voting and dispositive power over the shares held by FSH.

(5)	Includes 257,501 shares of Common Stock held by CLS, all of the outstanding voting shares of which are owned by Ward F. Correll.
(6)

According to the Schedule 13D, as amended, filed November 17, 2014, Jesse Correll, FSBI, FSF and FSH, have agreed in principle to act together for the purpose of acquiring or holding equity securities of UTG. In addition, the Schedule 13D indicates that because of their relationships with Jesse Correll and these other entities, Ward Correll, CLS and WCorrell, Limited Partnership may also be deemed to be members of this group. Because the Schedule 13D indicates that for its purposes, each of these entities and persons may be deemed to have acquired beneficial ownership of the equity securities of UTG beneficially owned by the other entities and persons, each has been identified and listed in the above tabulation.

(7)	Shares held in entities controlled by Eric Oliver according to the Schedule 13G filed September 5, 2012.

Security Ownership of Management of UTG

The following tabulation shows with respect to each of the Directors of UTG, UTG's Chief Executive Officer and President, and each of UTG's two most highly compensated executive officers whose salary plus bonus exceeded $100,000 for fiscal 2015, and with respect to all executive officers and Directors of UTG as a group: (i) the total number of shares of Common Stock beneficially owned by such person as of February 19, 2016 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of stock so owned as of the same date.

Title of	Name and Address of	Amount and Nature of	Percent of
Class	Beneficial Owner	Beneficial Ownership	Class (1)

UTG's	Randall L. Attkisson	Louisville, KY	2,290		*
Common	Joseph A. Brinck, II	Cincinnati, OH	14,376		*
Stock, no	Jesse T. Correll	Stanford, KY	1,864,474	(2)	50.3%
par value	Ward F. Correll	Somerset, KY	270,825	(3)	7.3%
	Brian J. Crall	Nicholasville, KY	633	(4)	*
	Howard L. Dayton, Jr.	Sanford, FL	6,295		*
	Douglas P. Ditto	Danville, KY	16,134	(5)	*
	Theodore C. Miller	Springfield, IL	12,292		*
	Peter L. Ochs	Valley Center, KS	4,058	(6)	*
	James P. Rousey	Hustonville, KY	7,276		*
	All Directors and executive officers as a group (ten in number)		2,198,653		59.3%

* Less than 1%

(1)	The percentage of outstanding shares for UTG is based on 3,709,087 shares of Common Stock outstanding as of February 19, 2016.
(2)
The share ownership of Mr. Jesse Correll includes 42,942 shares of Common Stock owned by him individually, 204,909 shares of Common Stock held by FSBI and 341,997 shares of Common Stock owned by FSF. The share ownership of Mr. Correll also includes 72,750 shares of Common Stock held by WCorrell, Limited Partnership, a limited partnership in which Mr. Correll serves as managing general partner. Mr. Correll has sole voting and dispositive power over the shares held by these entities. In addition, by virtue of his ownership of voting securities of FSF and FSBI, and in turn, their ownership of 100% of the outstanding membership interests of FSH (the holder of 1,201,876 shares of Common Stock), Mr. Correll may be deemed to beneficially own the total number of shares of Common Stock owned by FSH, and may be deemed to share with FSH the right to vote and to dispose of such shares. Mr. Correll owns approximately 75.5% of the outstanding membership interests of FSF; he owns directly approximately 47.0%, companies he controls own approximately 14.1%, and he has the power to vote but does not own an additional 2% of the outstanding voting stock of FSBI. FSBI and FSF in turn own 99% and 1%, respectively, of the outstanding membership interests of FSH.

(3)

The share ownership of Mr. Correll includes 13,324 shares of Common Stock owned by him individually and 257,501 shares of Common Stock owned by Cumberland Lake Shell, Inc., all of the outstanding voting shares of which are owned by Ward F. Correll. Ward F. Correll is the father of Jesse T. Correll.

(4)	Includes 425 shares held in spouse's IRA.
(5)	Includes 1,600 shares held in a retirement account.
(6)	Includes 2,000 shares held in a trust for benefit of named individual.

Except as indicated above, the foregoing persons hold sole voting and investment power.
Item 13. Certain Relationships and Related Transactions and Director Independence

The Board of Directors determined that four of the eight current Directors are "independent" as defined by Rule 5605 of the NASDAQ listing standards. The independent Directors are Randall L. Attkisson, Joseph A. Brinck, II, Howard L. Dayton, Jr., and Peter L. Ochs.

On February 20, 2003, UG purchased $4,000,000 of a trust preferred security offering issued by First Southern Bancorp, Inc. ("FSBI"). The security has a mandatory redemption after 30 years with a call provision after 5 years. The security pays a quarterly dividend at a fixed rate of 6.515%. The Company received dividends of $264,219 during 2015 and 2014. On March 30, 2009, UG purchased $1,000,000 of FSBI common stock. The sale and transfer of this security is restricted by the provisions of a stock restriction and buy-sell agreement.

On September 28, 2011 UTG entered a joint ownership agreement with Bandyco, LLC and First Southern National Bank, for an 8.08% interest in an aircraft. Bandyco, LLC is affiliated with Ward F Correll, who is a Director of the Company. The Company paid a monthly operational fee of $25,000 through July of 2014 when the aircraft was sold. During July of 2014, the Company acquired a different aircraft. UTG paid $1,600,000 in the acquisition of the aircraft, increasing the Company's ownership interest to 30.1%. The aircraft is used for business related travel by various officers and employees of the Company. For years 2015 and 2014, UTG paid $255,920 and $879,453 for costs associated with the aircraft, respectively.

The Company from time to time acquires mortgage loans through participation agreements with FSNB. FSNB services the Company's mortgage loans including those covered by the participation agreements. The Company pays a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan. The Company paid $11,622 and $33,894 in servicing fees and $25,000 and $0 in origination fees to FSNB during 2015 and 2014, respectively.

The Company reimbursed expenses incurred by employees of FSNB relating to salaries, travel and other costs incurred on behalf of or relating to the Company. The Company paid $324,918 and $325,479 in 2015 and 2014, respectively to FSNB in reimbursement of such costs. In addition, the Company reimburses FSNB a portion of salaries and pension costs for Mr. Correll and Mr. Ditto. The reimbursement was approved by the UTG Board of Directors and totaled $349,351 and $332,725 in 2015 and 2014, respectively, which included salaries and other benefits.

As previously disclosed in the Notes Receivable section of Note 2 – Investments, several of the Company's notes have participation agreements in place with third parties.  Certain participation agreements are with FSF, a related party.  The participation agreements are sold without recourse and assigned to the participant based on their pro-rata share of the principal, interest and collateral as specified in the participation agreements. The undivided participations in the notes receivable range from 20% - 50%.  The total amount of loans participated to FSF were $3,170,000 and $0 as of December 31, 2015 and 2014, respectively. One of the participated notes receivable was fully repaid during the first quarter of 2016 reducing the outstanding participating notes receivable balance with FSF to $670,000.

Item 14. Principal Accounting Fees and Services

The Audit Committee is required to be directly responsible for the appointment, compensation and retention of the Company's independent registered public accounting firm. The Audit Committee appointed Brown Smith Wallace, LLC ("BSW") as the Company's independent registered public accounting firm for the fiscal years ended December 31, 2015 and 2014.

Amounts paid to, or billed by, the Company's principal accountant, during the two most recent fiscal years by category were as follows:

Audit Fees - Audit fees paid for these audit services in the fiscal years ended December 31, 2015 and 2014 totaled $114,000 and $115,750, respectively. Fees billed for the quarterly reviews of the Company's financial statements totaled $22,147 and $20,400 for the years 2015 and 2014, respectively.

Audit Related Fees - No audit related fees were incurred by the Company from BSW for the years ended December 31, 2015 and 2014.

Tax Fees – For the years ended December 31, 2015 and 2014, the Company paid $11,740 and $11,000, respectively, to BSW relating to certain tax advice and electronic filing of certain federal and state income tax returns of the Company.

All Other Fees – During 2015, the Company paid fees of $4,000 to BSW for services rendered in relation to the Ohio Department of Insurance examination of UG. The Company paid no other fees to BSW for other services for the year ended December 31, 2014.

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

*10.2	Amendment to Reinsurance Agreement between Universal Guaranty Life Insurance Company and Optimum Re Insurance Company originally with Business Men's Assurance Company of America.
*10.3	Reinsurance Agreement between Universal Guaranty Life Insurance Company and Swiss RE originally with Life Reassurance Corporation of America.
*10.4	Assumption Reinsurance Agreement between Universal Guaranty Life Insurance Company and Park Avenue Life Insurance Company formerly known as First International Life Insurance Company.
10.5	Aircraft Lease Agreement [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2010 originally filed as Exhibit 10.14].
10.7	StoneRiver Master Agreement [Incorporated by reference to the Registrant's Form 10-K, for the year ended December 31, 2011 originally filed as Exhibit 10.18].
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

10.16	Management Data, Inc. Software License Agreement [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2015].
10.17	Note dated December 29, 2014, between UTG Avalon, LLC and First National Bank of Tennessee [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2015].
10.18

Aircraft Joint Ownership Agreement by and among Bandyco, LLC, First Southern National Bank and UTG, Inc. dated August 11, 2014 [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2015].

*10.19	Promissory Note dated November 20, 21015, between UTG, Inc. and Illinois National Bank.
14.1	Code of Ethics and Business Conduct [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 14.1]
14.2	Code of Ethical Conduct for Senior Financial Officers [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 14.2]
*21.1	List of Subsidiaries of the Registrant.
*31.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 906 of the Sarbanes Oxley Act of 2002
*32.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 906 of the Sarbanes Oxley Act of 2002
*99.1	Audit Committee Charter.
99.2	Whistleblower Policy [Incorporated by reference to theRegistrant's form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 99.2].
*99.3	Compensation Committee Charter.
*99.4	Investment Committee Charter.
*101	Interactive Data File
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

Date: March 25, 2016

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

By: /s/ Brian J. Crall
Brian J. Crall Director