Form 10-Q
period 2016-03-31
UTG INC
filed 2016-05-12
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock as of April 30, 2016, was 3,676,067.

UTG, Inc.
(The "Company")

Part 1.   Financial Information

Item 1.  Financial Statements

UTG, Inc.

Condensed Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2016	2015*
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $186,619,178 and $188,647,671)	$191,863,364	$185,119,097
Equity securities, at fair value (cost $43,996,049 and $43,954,737)	48,502,142	45,685,340
Mortgage loans on real estate, at amortized cost	16,894,378	17,769,930
Investment real estate	50,277,989	47,650,102
Notes receivable	8,097,909	10,597,907
Policy loans	10,613,033	10,684,244
Total investments	326,248,815	317,506,620

Cash and cash equivalents	12,464,395	11,822,615
Accrued investment income	2,934,094	2,821,338
Reinsurance receivables:
Future policy benefits	27,061,474	27,462,830
Policy claims and other benefits	3,938,282	3,553,978
Cost of insurance acquired	7,922,133	8,140,379
Property and equipment, net of accumulated depreciation	1,903,694	2,016,611
Income tax recoverable	2.324	619,043
Other assets	4,734,449	3,283,681
Total assets	$387,209,660	$377,227,095

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$268,200,927	$269,119,859
Policy claims and benefits payable	3,931,405	3,759,565
Other policyholder funds	457,985	457,774
Dividend and endowment accumulations	14,340,465	14,233,644
Income taxes payable	71,884	0
Deferred income taxes	7,558,370	3,405,467
Trading securities, at fair value (proceeds $108,881 and $108,881)	14,070	28,609
Other liabilities	7,437,962	9,234,675
Total liabilities	302,013,068	300,239,593

Shareholders' equity:
Common stock - no par value, stated value $.001 per share. Authorized 7,000,000 shares - 3,673,937 and 3,699,447 shares outstanding	3,674	3,699
Additional paid-in capital	42,599,058	43,002,670
Retained earnings	34,344,384	33,062,282
Accumulated other comprehensive income income (loss)	6,322,697	(1,183,552)
Total UTG shareholders' equity	83,269,813	74,885,099
Noncontrolling interests	1,926,779	2,102,403
Total shareholders' equity	85,196,592	76,987,502
Total liabilities and shareholders' equity	$387,209,660	$377,227,095

* Balance sheet audited at December 31, 2015.
See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,	March 31,
	2016	2015
Revenue:
Premiums and policy fees	$2,774,763	$2,937,514
Ceded reinsurance premiums and policy fees	(767,301)	(779,326)
Net investment income	4,018,491	5,954,502
Other income	185,196	167,393
Revenues before realized gains (losses)	6,211,149	8,280,083
Realized investment gains (losses), net:
Other-than-temporary impairments	0	0
Other realized investment gains, net	3,412,233	2,903,906
Total realized investment gains (losses), net	3,412,233	2,903,906
Total revenue	9,623,382	11,183,989

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	5,815,152	4,676,213
Ceded Reinsurance benefits and claims	(595,281)	(494,696)
Annuity	328,899	249,250
Dividends to policyholders	127,679	130,636
Commissions and amortization of deferred policy acquisition costs	(32,766)	(42,225)
Amortization of cost of insurance acquired	218,246	226,901
Operating expenses	1,774,237	2,199,095
Interest expense	0	37,973
Total benefits and other expenses	7,636,166	6,983,147

Income before income taxes	1,987,216	4,200,842
Income tax expense	(799,680)	(1,461,249)

Net income	1,187,536	2,739,593

Net (income) loss attributable to noncontrolling interests	94,567	(235,838)

Net income attributable to common shareholders'	$1,282,103	$2,503,755

Amounts attributable to common shareholders'
Basic income per share	$0.35	$0.68

Diluted income per share	$0.35	$0.68

Basic weighted average shares outstanding	3,700,434	3,707,755

Diluted weighted average shares outstanding	3,700,434	3,707,755

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,	March 31,
	2016	2015

Net income (loss)	$1,187,536	$2,739,593

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	11,802,528	3,709,599
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	(4,130,885)	(1,298,360)
Unrealized holding gains (losses) arising during period, net of tax	7,671,643	2,411,239

Less reclassification adjustment for gains included in net income	(254,453)	(116,291)
Tax expense for gains included in net income	89,059	40,702
Reclassification adjustment for gains included in net income, net of tax	(165,394)	(75,589)
Subtotal: Other comprehensive income (loss), net of tax	7,506,249	2,335,650

Comprehensive income (loss)	8,693,785	5,075,243

Less comprehensive (income) loss attributable to noncontrolling interests	$94,567	$(235,838)

Comprehensive income (loss) attributable to UTG, Inc.	8,788,352	4,839,405

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,	March 31,
	2016	2015

Cash flows from operating activities:
Net income attributable to common shareholders	$1,282,103	$2,503,755
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	(778,138)	(3,119,078)
Realized investment gains, net	(3,412,233)	(2,903,906)
Unrealized trading (gains) losses included in income	(14,539)	947,630
Realized trading (gains) included in income	0	(387,750)
Amortization of cost of insurance acquired	218,246	226,901
Depreciation	141,702	200,450
Net income (loss) attributable to noncontrolling interest	(94,567)	235,838
Charges for mortality and administration of universal life and annuity products	(1,107,778)	(1,665,654)
Interest credited to account balances	867,663	1,385,988
Change in accrued investment income	(112,756)	72,527
Change in reinsurance receivables	17,052	(95,660)
Change in policy liabilities and accruals	(577,674)	(589,949)
Change in income taxes receivable (payable)	688,603	(2,013,216)
Change in other assets and liabilities, net	(3,135,372)	(1,412,184)
Net cash used in operating activities	(6,017,688)	(6,614,308)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	6,102,950	3,009,394
Equity securities available for sale	438,111	1,141,660
Trading securities	0	16,893
Mortgage loans	1,801,132	6,093,597
Real estate	4,053,937	9,230,904
Notes receivable	2,499,998	0
Policy loans	636,556	686,113
Short-term investments	0	228,503
Total proceeds from investments sold and matured	15,532,684	20,407,064
Cost of investments acquired:
Fixed maturities available for sale	(3,955,081)	(3,557,854)
Equity securities available for sale	(505,516)	(2,432,839)
Trading securities	0	0
Mortgage loans	(12,365)	(9,638)
Real estate	(3,526,736)	(6,828,846)
Policy loans	(565,345)	(487,040)
Short-term investments	0	(16,579)
Total cost of investments acquired	(8,565,043)	(13,332,796)
Net cash provided by investing activities	6,967,641	7,074,268

Cash flows from financing activities:
Policyholder contract deposits	772,689	1,459,335
Policyholder contract withdrawals	(594,960)	(1,389,465)
Purchase of treasury stock	(403,637)	150,513
Non controlling contributions (distributions) of consolidated subsidiary	(82,265)	(498,889)
Net cash used in financing activities	(308,173)	(278,506)

Net increase in cash and cash equivalents	$641,780	181,454
Cash and cash equivalents at beginning of period	11,822,615	13,977,443
Cash and cash equivalents at end of period	12,464,395	14,158,897

See accompanying notes.

UTG, Inc.

Notes to Condensed Consolidated Financial Statements

  Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the "Parent") and its subsidiaries (collectively with the Parent, the "Company").  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  All financial statements, audited and unaudited, should be read in conjunction with the Company's consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  The Company's results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any other future period.

This document at times will refer to the Registrant's largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC ("FSF"), a Kentucky corporation, and First Southern Bancorp, Inc. ("FSBI"), a financial services holding company.  FSBI operates through its 100 %owned subsidiary bank, First Southern National Bank ("FSNB").  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG's largest shareholder through his ownership control of FSF, FSBI and affiliates.  At March 31, 2016, Mr. Correll owns or controls directly and indirectly approximately 58.10 % of UTG's outstanding stock.

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

Investments in available for sale securities are summarized as follows:

March 31, 2016	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$17,377,155	$1,586,374	$0	$18,963,529
U.S. special revenue and assessments	1,137,505	17,787	0	1,155,292
All other corporate bonds	168,104,518	8,612,300	(4,972,275)	171,744,543
	186,619,178	10,216,461	(4,972,275)	191,863,364
Equity securities	43,996,049	5,723,356	(1,217,263)	48,502,142
Total	$230,615,227	$15,939,817	$(6,189,538)	$240,365,506

December 31, 2015	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$20,336,681	$1,441,890	$(32,083)	$21,746,488
U.S. special revenue and assessments	1,137,546	7,843	(2,550)	1,142,839
All other corporate bonds	167,173,444	3,762,156	(8,705,830)	162,229,770
	188,647,671	5,211,889	(8,740,463)	185,119,097
Equity securities	43,954,737	2,119,205	(388,602)	45,685,340
Total	$232,602,408	$7,331,094	$(9,129,065)	$230,804,437

The amortized cost and estimated market value of debt securities at March 31, 2016, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale March 31, 2016	Amortized Cost	Estimated Fair Value

Due in one year or less	$998,666	$1,013,040
Due after one year through five years	26,578,214	27,084,818
Due after five years through ten years	62,666,926	63,382,290
Due after ten years	96,375,372	100,383,216
Total	$186,619,178	$191,863,364

The fair value of investments with sustained gross unrealized losses at March 31, 2016 and December 31, 2015 are as follows:

March 31, 2016	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
All other corporate bonds	46,598,824	(3,838,258)	18,923,605	(1,134,017)	65,522,429	(4,972,275)
Total fixed maturities	$46,598,824	(3,838,258)	$18,923,605	(1,134,017)	$65,522,429	(4,972,275)

Equity securities	$14,755,144	(1,217,263)	$0	0	$14,755,144	(1,217,263)

December 31, 2015	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$4,966,210	(32,083)	$0	0	$4,966,210	(32,083)
U.S. special revenue and assessments	984,770	(2,550)	0	0	984,770	(2,550)
All other corporate bonds	85,734,097	(5,255,276)	19,400,640	(3,450,554)	105,134,737	(8,705,830)
Total fixed maturities	$91,685,077	(5,289,909)	$19,400,640	(3,450,554)	$111,085,717	(8,740,463)

Equity securities	$4,741,132	(388,602)	$0	0	$4,741,132	(388,602)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of March 31, 2016
Fixed maturities	23	6	29
Equity securities	8	0	8
As of December 31, 2015
Fixed maturities	40	9	49
Equity securities	9	0	9

Substantially all of the unrealized losses on fixed maturities available for sale and equity securities at March 31, 2016 and December 31, 2015 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company's expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company's evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of March 31, 2016 and December 31, 2015.

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

Based on Management's review of the investment portfolio, the Company did not record any losses for other-than-temporary impairments in the Condensed Consolidated Statements of Operations for the three month period ended March 31, 2016 and 2015.

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Condensed Consolidated Statements of Operations.  Trading securities include exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities are securities sold short. A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  The fair value of derivatives included in trading security assets and trading security liabilities as of   March 31, 2016 was $0 and $(14,070), respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of  December 31, 2015 was $0 and $(28,609), respectively.  Earnings from trading securities are classified in cash flows from operating activities. The derivatives held by the Company are for income generation purposes only.

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

Trading revenue charged to net investment income from trading securities was:

	Three Months Ended
	March 31,
	2016	2015

Net unrealized gains (losses)	$14,539	$947,630
Net realized gains (losses)	0	(423,657)
Net unrealized and realized gains (losses)	$14,539	$523,973

Mortgage Loans

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

Approximately 30 % of the mortgage loan portfolio consists of discounted commercial mortgage loans as of March 31, 2016 and December 31, 2015. The Company began purchasing discounted commercial mortgage loans in 2009.  Management has extensive background and experience in the analysis and valuation of commercial real estate. The discounted loans are available through the FDIC's sale of assets of closed banks and from banks wanting to reduce their loan portfolios.  The loans are available on a loan by loan bid process.  Once a loan has been acquired, contact is made with the appropriate individuals to begin a dialog with a goal of determining the borrower's willingness to work together.  There are generally three paths a discounted loan will take:  the borrowers pay as required; a settlement is reached with the loan being paid off at a discounted value; or the loan is foreclosed.

During 2016 and 2015, the Company acquired $0 and $13,774,698 in mortgage loans, respectively, including both regular participation mortgage loans as well as discounted mortgage loans.  FSNB services the majority of the Company's mortgage loan portfolio.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

During 2016 and 2015, the maximum and minimum lending rates for mortgage loans were:

	2016		2015
	Maximum rate	Minimum rate	Maximum rate	Minimum rate
Commercial Loans	8.50%	3.94%	8.00%	4.00%
Residential Loans	8.00%	3.00%	8.00%	3.00%

Most mortgage loans are first position loans.  Loans issued are generally limited to no more than 80 % of the appraised value of the property.

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

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquired the discounted mortgage loans at below contract value, and believes that it will fully recover its carrying value upon disposal, therefore no reserve for delinquent loans is deemed necessary.  Those not currently paying are being vigorously worked by Management.  The current discounted commercial mortgage loan portfolio has an average price of 33.0 % and 39.0 % of face value as of March 31, 2016 and December 31, 2015, respectively.  Management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.  The mortgage loan reserve was $0 at March 31, 2016 and December 31, 2015.

The following table summarizes the number of loans held in the discounted mortgage loan portfolio and the carrying value of the loans:

March 31, 2016 Payment Frequency	Number of Loans	Carrying Value

No payments received	8	$0
One-time payment received	1	0
Irregular payments received	2	20,834
Periodic payments received	6	5,129,702
Total	17	$5,150,536

December 31, 2015 Payment Frequency	Number of Loans	Carrying Value

No payments received	8	$0
One-time payment received	1	0
Irregular payments received	2	20,834
Periodic payments received	7	5,347,215
Total	18	$5,368,049

The following table summarizes the mortgage loan holdings of the Company:

	March, 31, 2016	December 31, 2015
In good standing	$13,907,891	$14,701,228
Overdue interest over 90 days	20,834	20,834
Restructured	69,827	126,118
In process of foreclosure	2,895,826	2,921,750
Total mortgage loans	$16,894,378	$17,769,930
Total foreclosed loans during the year	$0	$0

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

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. The valuation allowance as of March 31, 2016 and December 31, 2015 was $0. Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status.

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

The following table presents the Company's assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheet on a recurring basis as of March 31, 2016.

	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$7,537,669	$182,174,950	$2,150,745	$191,863,364
Equity Securities, available for sale	15,902,125	5,430,528	27,169,489	48,502,142
Total	$23,439,794	$187,605,478	$29,320,234	$240,365,506

Liabilities
Trading Securities	$14,070	$0	$0	$14,070

The following table presents the Company's assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheet on a recurring basis as of December 31, 2015.

	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$10,459,758	$173,632,645	$1,026,694	$185,119,097
Equity Securities, available for sale	13,312,331	5,567,061	26,805,948	45,685,340
Total	$23,772,089	$179,199,706	$27,832,642	$230,804,437

Liabilities
Trading Securities	$28,609	$0	$0	$28,609

The following table provides reconciliations for Level 3 assets measured at fair value on a recurring basis. Transfers into and out of Level 3 are recognized as of the end of the quarter in which they occur.

	Fixed Maturities, Available for Sale	Equity Securities, Available for Sale	Total
Balance at December 31, 2015	$1,026,694	$26,805,948	$27,832,642
Total unrealized gains (losses):
Included in realized gains (losses)	54,881	0	54,881
Included in other comprehensive income	1,167,574	363,541	1,531,115
Purchases	0	148,000	148,000
Sales	$(98,404)	$(148,000)	$(246,404)
Balance at March 31, 2016	2,150,745	27,169,489	29,320,234

The Level 3 securities include collateralized debt obligations of trust preferred securities issued by banks and insurance companies and certain equity securities with unobservable inputs. The Company computed fair value of Level 3 equity investments based on a review of current financial information, earnings trends and similar companies in the same industries.

There were no transfers in or out of Level 3 as of March 31, 2016.  Transfers occur when there is a lack of observable market information.

Certain assets are not carried at fair value on a recurring basis, including investments such as mortgage loans and policy loans. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the Consolidated Financial Statements.

The carrying values and estimated fair values of certain of the Company's financial instruments not recorded at fair value in the Consolidated Balance Sheets are shown below. Because the fair value for all Consolidated Balance Sheet items are not required to be disclosed, the aggregate fair value amounts presented below are not reflective of the underlying value of the Company.

	March 31, 2016		December 31, 2015
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage loans on real estate	$16,894,378	$12,157,921	$17,769,930	$17,775,178
Investment real estate	50,277,989	50,277,989	47,650,102	47,650,102
Notes receivable	8,097,909	8,097,909	10,597,907	10,597,907
Policy loans	10,613,033	10,613,033	10,684,244	10,684,244
Cash and cash equivalents	12,464,395	12,464,395	11,822,615	11,822,615

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

Note 5 – Credit Arrangements

At March 31, 2016 and December 31, 2015, the Company had the following outstanding debt:

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2015	Borrowings	Repayments	March 31, 2016
Lines of Credit:
UTG	2013-11-20	2016-11-20	$8,000,000	$0	0	0	$0
UG	2015-06-02	2016-05-19	10,000,000	0	0	0	0

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

Note 6 – Shareholders' Equity

Stock Repurchase Program - The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. At a meeting of the Board of Directors on June 3, 2015, the Board of Directors of UTG authorized the repurchase of up to an additional  $1,000,000 of UTG's common stock, for a total repurchase of $8,000,000. Repurchased shares are available for future issuance for general corporate purposes.  This program can be suspended or terminated at any time without further notice.  Open market purchases are made based on the last available market price and are generally limited to a maximum per share price of the most recent reported per share GAAP equity book value of the Company.   During 2016, the Company repurchased 39,311 shares through the stock repurchase program for $600,578. Through March 31, 2016, UTG has spent $7.1 million in the acquisition of 727,928 shares under this program.

On July 20, 2015 the Board of Directors of UTG also clarified and amended the terms on which UTG may repurchase shares in the program and gave Company Management broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. The program may be suspended or terminated at any time without further notice.

Earnings Per Share Calculations - Earnings per share are based on the weighted average number of common shares outstanding during each period.  For the three month period ended March 31, 2016, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

The following table represents the total funding commitments and the unfunded commitment as of March 31, 2016 related to certain investments:

	Total Funding	Unfunded
	Commitment	Commitment
RLF III, LLC	$4,000,000	$398,120
Sovereign's Capital, LP Fund I	500,000	81,142
UGLIC, LLC	1,600,000	120,000
Sovereign's Capital, LP Fund II	1,000,000	745,000
Barton Springs Music, LLC	2,500,000	2,309,250

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

During 2016, the Company made a commitment to invest in Barton Springs Music, LLC ("Barton"), which invests in music royalties.  Barton makes capital calls to its investors as funds are needed to acquire the royalty rights.

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	March 31,
	2016	2015

Interest	$0	$0
Federal income tax	0	3,000,000

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's discussion and analysis of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively with the Parent, the "Company").  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in the Company's annual report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability.  The Company's critical accounting policies and the related estimates considered most significant by Management are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  Management has identified the accounting policies related to cost of insurance acquired, assumptions and judgments utilized in determining if declines in fair values of investments are other-than-temporary, and valuation methods for investments that are not actively traded as those, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Condensed Consolidated Financial Statements and this Management's Discussion and Analysis.

During the three-month period ended March 31, 2016, there were no additions to or changes in the critical accounting policies disclosed in the 2015 Form 10-K, except for recently adopted accounting standards discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

On a consolidated basis, the Company reported net income attributable to common shareholders' of approximately $1.3 million for the three-month period ended March 31, 2106 and approximately $2.5 million for the same period during 2015.

Revenues

The Company's total revenues decreased by approximately 14% when comparing the three-month periods ended March 31, 2016 and 2015.  The variance in total revenues reported for the three month periods ended March 31, 2016 and 2015 is attributable to fluctuations in net investment income and realized investment gains. Further analysis of the fluctuations in net investment income and realized investment gains is provided below.

Premium and policy fee revenues, net of reinsurance, decreased by approximately 7% when comparing the three-month periods ended March 31, 2016 and 2015.  The Company writes minimal new business.  Premium and policy fee revenues, net of reinsurance, represented approximately 21% and 19% of the Company's revenues as of March 31, 2016 and 2015, respectively.  Unless the Company acquires a new insurance company or a block of in-force business, Management expects premium revenue to continue to decline on the existing blocks of business at a rate consistent with prior experience.

The following table reflects net investment income reported by the Company:

	Three Months Ended
	March 31,
	2016	2015

Fixed maturities available for sale	$2,283,083	$2,106,764
Equity securities	215,956	550,387
Trading securities	14,539	(523,973)
Mortgage loans	1,100,833	3,518,163
Real estate	564,296	605,639
Notes receivable	709,187	0
Policy loans	45,463	203,997
Short-term	0	111,036
Cash and cash equivalents	3,564	162
Total consolidated investment income	4,936,921	6,572,175
Investment expenses	(918,430)	(617,673)
Net investment income	$4,018,491	$5,954,502

Net investment income represented approximately 42% and 53% of the Company's total revenues as of March 31, 2016 and 2015, respectively.  The fluctuation in net investment income for the three-month periods ended March 31, 2016 and 2015 is mainly attributable to variances in the earnings reported in the trading securities portfolio and the mortgage loan portfolio.

The trading securities portfolio produced income of approximately $14,000 for the three-month period ended March 31, 2016 a loss of approximately $(524,000) for the three month period ended March 31, 2015. The 2015 loss is mainly attributable to activity that occurred during the first quarter of 2015 as a result of activity related to an oil and gas investment. Currently, the Company holds one trading security, an option related to U.S. treasury securities.

Income from the mortgage loan investment portfolio, which includes discounted mortgage loans, was down approximately 69% when comparing first quarter 2016 and 2015 activity. During the first quarter of 2015, the Company had two discounted mortgage loans that were repaid.  Income from the mortgage loan portfolio, as well as the timing of the income recognition, is expected to vary from quarter to quarter, depending on when the discounted loans are repaid.

The Company reported net realized investment gains of approximately $3.4 million and $2.9 million for the three month periods ended March 31, 2016 and 2015, respectively.  Gains are the result of one-time events and are expected to vary from quarter to quarter. The gains recognized during the first quarter of 2016 and 2015 are both the result of the Company selling certain real estate parcels.

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

Expenses

The Company reported total benefits and other expenses of approximately $7.6 million for the three-month period ended March 31, 2016, an increase of approximately 9% from the same period in 2015.  Benefits, claims and settlement expenses represented approximately 74% of the Company's total expenses for the three-month period ended March 31, 2016 and approximately 65% for the three-month period ended March 31, 2015.  The other major expense category of the Company is operating expenses, which represented approximately 23% and 31% of the Company's total expenses for the three-month periods ended March 31, 2016 and 2015, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims, increased approximately 24% during the three-month period ended March 31, 2016, compared to the same period in 2015.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

Net amortization of cost of insurance acquired decreased approximately 4% during the three-month period ended March 31, 2016 compared to the same period in 2015.  Cost of insurance acquired is established when an insurance company is acquired or when the Company acquires a block of in-force business.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The Company utilizes a 12% discount rate on the remaining unamortized business.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.  This expense is expected to decrease, unless the Company acquires a new block of business.

Operating expenses decreased approximately 19% in the three-month period ended March 31, 2016 in comparison to the same period in 2015.  In comparison to the prior year, operating expenses were comparable or slightly lower in the majority of the major categories. Salaries and charitable contributions recognized the largest decrease when comparing first quarter 2016 and 2015 results. Salary expense is down slightly as a result of staffing reductions, which began to occur in September of 2014. Charitable contributions are a function of the Company's earnings and the Company's earnings were higher during the first quarter of 2015 as compared to the first quarter of 2016.

UTG has a strong philanthropic program. The Company generally allocates a portion of its GAAP net income to be used for its philanthropic efforts primarily targeted to Christ-centered organizations or organizations that help the weak or poor. Charitable contributions made by the Company are expected to vary from year to year depending on the earnings of the Company.

During 2015, Management determined it was in the Company's best long term interest to relocate its main operations from Springfield, IL to Stanford, Kentucky. The Company's majority shareholder, Jess Correll, headquarters his other operating entities in Stanford, Kentucky.  Management believes this move will provide the Company with significant synergies, improve efficiencies and reduce overall operating expenses.  The relocation is anticipated to occur during the third quarter of 2016.  Significant time and planning has been put into this relocation to help ensure as smooth a transition as possible.

Financial Condition

Investment Information

Investments represent approximately 85% and 84% of total assets at March 31, 2016 and December 31, 2015, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments that it is permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company's investment portfolio is invested in a diverse set of securities.

As of March 31, 2016, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders' equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market, with changes in market value charged directly to shareholders' equity.  Changes in the market value of available for sale securities resulted in net unrealized gains of approximately $7.7 million and $2.4 million for the three-month periods ended March 31, 2016 and 2015, respectively.  The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to higher interest rates.

Capital Resources

Total shareholders' equity increased by approximately 11% as of March 31, 2016 compared to December 31, 2015. Retained earnings increased approximately 4% from December 31, 2015 to March 31, 2016 as a result of net income reported by the Company.  During the same time period, accumulated other comprehensive income (loss) increased by approximately $7.5 million as a result of an increase in unrealized losses, net of tax, reported by the Company. As discussed in the Investment Information section above, the fluctuation in accumulated other comprehensive income (loss) is the result of normal market fluctuations mainly related to higher interest rates.

The Company's investments are predominately in fixed maturity investments such as bonds, which provide sufficient return to cover future obligations.  The Company carries all of its fixed maturity holdings as available for sale, which are reported in the Condensed Consolidated Financial Statements at their market value.

Liquidity

Liquidity provides the Company with the ability to meet on demand the cash commitments required by its business operations and financial obligations The Company's liquidity is primarily derived from a portfolio of marketable securities and line of credit facilities. The Company has two principal needs for cash - the insurance company's contractual obligations to policyholders and the payment of operating expenses.

Cash and cash equivalents represented approximately 3% of total assets as of March 31, 2016 and December 31, 2015.  Fixed maturities represented approximately 50% and 49% of the Company's total assets as of March 31, 2016 and December 31, 2015, respectively.

The Company currently has access to funds for operating liquidity.  UTG has an $8 million revolving credit note with Illinois National Bank.  At March 31, 2016, the Company had no outstanding borrowings against the UTG line of credit.

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

Net cash used in operating activities was approximately $6 million and $6.6 million for the three-month periods ended March 31, 2016 and 2015, respectively.  Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline.  Management anticipates future cash flows from operations to remain similar to historic trends.

Net cash provided by investing activities was approximately $7 million and $7.1 million for the three-month periods ended March 31, 2016 and 2015, respectively. Proceeds from investments sold decreased approximately 24% when comparing the first quarter of 2016 and 2015. Investment purchases decreased approximately 36% when comparing the first quarter of 2016 and 2015. The net cash provided by investing activities is expected to vary from quarter to quarter depending on market conditions and management's ability to find and negotiate favorable investment contracts.

UTG is a holding Company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the Company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on Management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  At March 31, 2016, substantially all of the consolidated shareholders' equity represented net assets of its subsidiary.  The Company's insurance subsidiary has maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance Company dividend payments where the Company is domiciled.  No dividends were paid to shareholders in 2015 or the three-month period ended March 31, 2016.

UG is an Ohio domiciled insurance company, which requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory net income or b) 10% of statutory capital and surplus.  For the year ended December 31, 2015, UG had statutory net income of approximately $306,000.  At December 31, 2015 UG's statutory capital and surplus amounted to approximately $39.8 million.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  During 2015, UG paid UTG ordinary dividends of $4 million.  UTG used the dividends received during 2015 for general operations of the Company. No dividends have been paid during 2016.

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

UTG, INC.
(Registrant)

Date:	May 12, 2016	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	May 12, 2016	By	/s/ Theodore C. Miller
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