Form 10-Q
period 2016-06-30
UTG INC
filed 2016-08-12
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock as of July 29, 2016 was 3,368,933.

UTG, Inc.
(The "Company")

Part 1.   Financial Information
Item 1.  Financial Statements

UTG, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

ASSETS
	June 30,	December 31,
	2016	2015*
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $173,593,690 and $188,647,671)	$191,847,215	$185,119,097
Equity securities, at fair value (cost $44,247,930 and $43,954,737)	54,367,773	45,685,340
Trading securities, at fair value (cost $70,690 and $0)	63,000	-
Mortgage loans on real estate, at amortized cost	19,379,549	17,769,930
Investment real estate	51,475,190	47,650,102
Notes receivable	14,963,160	10,597,907
Policy loans	10,566,130	10,684,244
Total investments	342,662,017	317,506,620

Cash and cash equivalents	14,033,579	11,822,615
Accrued investment income	2,922,409	2,821,338
Reinsurance receivables:
Future policy benefits	26,942,419	27,462,830
Policy claims and other benefits	3,913,650	3,553,978
Cost of insurance acquired	7,703,887	8,140,379
Property and equipment, net of accumulated depreciation	1,790,778	2,016,611
Income tax recoverable	752,261	619,043
Other assets	2,869,119	3,283,681
Total assets	$403,590,119	$377,227,095

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$267,418,927	$269,119,859
Policy claims and benefits payable	3,497,170	3,759,565
Other policyholder funds	440,485	457,774
Dividend and endowment accumulations	14,449,910	14,233,644
Deferred income taxes	13,856,140	3,405,467
Trading securities, at fair value (proceeds $181,160 and $108,881)	53,721	28,609
Other liabilities	7,257,126	9,234,675
Total liabilities	306,973,479	300,239,593

Shareholders' equity:
Common stock - no par value, stated value $.001 per share. Authorized 7,000,000 shares - 3,670,514 and 3,699,447 shares outstanding	3,670	3,699
Additional paid-in capital	42,547,054	43,002,670
Retained earnings	33,631,562	33,062,282
Accumulated other comprehensive income (loss)	18,427,817	(1,183,552)
Total UTG shareholders' equity	94,610,103	74,885,099
Noncontrolling interests	2,006,537	2,102,403
Total shareholders' equity	96,616,640	76,987,502
Total liabilities and shareholders' equity	$403,590,119	$377,227,095

* Balance sheet audited at December 31, 2015.
See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Revenue:
Premiums and policy fees	$3,040,968	$2,861,481	$5,815,731	$5,798,995
Ceded reinsurance premiums and policy fees	(736,897)	(777,916)	(1,504,198)	(1,557,242)
Net investment income	3,210,481	2,055,900	7,228,972	8,010,402
Other income	110,351	148,037	295,547	315,430
Revenues before realized gains (losses)	5,624,903	4,287,502	11,836,052	12,567,585
Realized investment gains (losses), net:
Other-than-temporary impairments	-	-	-	-
Other realized investment gains, net	655,564	1,522,414	4,067,797	4,426,320
Total realized investment gains (losses), net	655,564	1,522,414	4,067,797	4,426,320
Total revenue	6,280,467	5,809,916	15,903,849	16,993,905

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	5,567,327	5,197,017	11,382,479	9,873,230
Ceded Reinsurance benefits and claims	(910,789)	(627,557)	(1,506,070)	(1,122,253)
Annuity	298,677	280,984	627,576	530,234
Dividends to policyholders	121,555	120,962	249,234	251,598
Commissions and amortization of deferred policy acquisition costs	(39,176)	(42,051)	(71,942)	(84,276)
Amortization of cost of insurance acquired	218,246	226,901	436,492	453,802
Operating expenses	1,904,102	2,148,087	3,678,339	4,347,182
Interest expense	-	23,550	-	61,523
Total benefits and other expenses	7,159,942	7,327,893	14,796,108	14,311,040

Income before income taxes	(879,475)	(1,517,977)	1,107,741	2,682,865
Income tax (expense) benefit	307,193	646,356	(492,487)	(814,893)

Net income (loss)	(572,282)	(871,621)	615,254	1,867,972

Net (income) loss attributable to noncontrolling interests	(140,540)	83,832	(45,973)	(152,006)

Net income (loss) attributable to common shareholders'	$(712,822)	$(787,789)	$569,281	$1,715,966

Amounts attributable to common shareholders'
Basic income (loss) per share	$(0.19)	$(0.21)	$0.15	$0.46

Diluted income (loss) per share	$(0.19)	$(0.21)	$0.15	$0.46

Basic weighted average shares outstanding	3,673,545	3,712,325	3,686,968	3,710,038

Diluted weighted average shares outstanding	3,673,545	3,712,325	3,686,968	3,710,038

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Net income (loss)	$(572,282)	$(871,621)	$615,254	$1,867,972

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	19,065,483	(4,156,380)	30,868,008	(446,781)
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	(6,672,919)	1,454,733	(10,803,803)	156,373
Unrealized holding gains (losses) arising during period, net of tax	12,392,564	(2,701,647)	20,064,205	(290,408)

Less reclassification adjustment for gains included in net income	(442,220)	(706,760)	(696,673)	(823,051)
Tax expense for gains included in net income	154,777	247,366	243,836	288,068
Reclassification adjustment for gains included in net income, net of tax	(287,443)	(459,394)	(452,837)	(534,983)
Subtotal: Other comprehensive income (loss), net of tax	12,105,121	(3,161,041)	19,611,368	(825,391)

Comprehensive income (loss)	11,532,839	(4,032,662)	20,226,622	1,042,581

Less comprehensive (income) loss attributable to noncontrolling interests	(140,540)	83,832	(45,973)	(152,006)

Comprehensive income (loss) attributable to UTG, Inc.	$11,392,299	$(3,948,830)	$20,180,649	$890,575

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2016	2015

Cash flows from operating activities:
Net income attributable to common shareholders	$569,281	$1,715,966
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	(658,331)	(3,008,714)
Realized investment gains, net	(4,067,797)	(4,426,320)
Unrealized trading (gains) losses included in income	(39,476)	1,019,262
Amortization of cost of insurance acquired	436,492	453,802
Depreciation	412,472	396,041
Net income (loss) attributable to noncontrolling interest	45,973	152,006
Charges for mortality and administration of universal life and annuity products	(1,107,778)	(3,325,645)
Interest credited to account balances	867,663	2,533,573
Change in accrued investment income	(101,071)	(128,529)
Change in reinsurance receivables	160,739	(82,973)
Change in policy liabilities and accruals	(1,764,350)	(1,672,749)
Change in income taxes receivable (payable)	(133,218)	(2,542,138)
Change in other assets and liabilities, net	(1,701,843)	1,459,220
Net cash used in operating activities	(7,081,244)	(7,457,198)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	21,633,273	10,878,924
Equity securities available for sale	1,195,793	5,697,643
Trading securities	72,279	112,879
Mortgage loans	2,000,374	13,888,981
Real estate	8,002,596	9,713,102
Notes receivable	2,682,590	-
Policy loans	1,300,996	958,134
Short-term investments	-	388,392
Total proceeds from investments sold and matured	36,887,901	41,638,055
Cost of investments acquired:
Fixed maturities available for sale	(6,139,596)	(7,408,461)
Equity securities available for sale	(1,463,409)	(4,125,392)
Trading securities	(70,690)	(463,895)
Mortgage loans	(2,694,686)	(5,044,175)
Real estate	(8,668,777)	(6,904,517)
Notes Receivable	(7,047,843)	-
Policy loans	(1,182,883)	(686,113)
Short-term investments	-	(19,200)
Total cost of investments acquired	(27,267,884)	(24,651,753)
Net cash provided by investing activities	9,620,017	16,986,302

Cash flows from financing activities:
Policyholder contract deposits	772,689	2,712,136
Policyholder contract withdrawals	(594,960)	(3,013,592)
Purchase of treasury stock	(455,645)	(28,297)
Non controlling contributions (distributions) of consolidated subsidiary	(49,893)	(532,542)
Net cash used in financing activities	(327,809)	(2,862,295)

Net increase in cash and cash equivalents	2,210,964	6,666,809
Cash and cash equivalents at beginning of period	11,822,615	13,977,443
Cash and cash equivalents at end of period	$14,033,579	$20,644,252

See accompanying notes.

UTG, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2015, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the "Parent") and its subsidiaries (collectively with the Parent, the "Company").  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company's consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended  December 31, 2015.  The Company's results of operations for the three and six month periods ended  June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any other future period.

This document at times will refer to the Registrant's largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC ("FSF"), a Kentucky corporation, and First Southern Bancorp, Inc. ("FSBI"), a financial services holding company.  FSBI operates through its 100% % owned subsidiary bank, First Southern National Bank ("FSNB").  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG's largest shareholder through his ownership control of FSF, FSBI and affiliates.  At June 30, 2016, Mr. Correll owns or controls directly and in directly approximately  58.17% of UTG's outstanding stock.

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

Investments in available for sale securities are summarized as follows:

June 30, 2016	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$19,056,637	$1,585,358	$-	$20,641,995
U.S. special revenue and assessments	1,137,465	18,864	-	1,156,329
All other corporate bonds	153,399,588	17,714,583	(1,065,280)	170,048,891
	173,593,690	19,318,805	(1,065,280)	191,847,215
Equity securities	44,247,930	11,058,428	(938,585)	54,367,773
Total	$217,841,620	$30,377,233	$(2,003,865)	$246,214,988

December 31, 2015	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$20,336,681	$1,441,890	$(32,083)	$21,746,488
U.S. special revenue and assessments	1,137,546	7,843	(2,550)	1,142,839
All other corporate bonds	167,173,444	3,762,156	(8,705,830)	162,229,770
	188,647,671	5,211,889	(8,740,463)	185,119,097
Equity securities	43,954,737	2,119,205	(388,602)	45,685,340
Total	$232,602,408	$7,331,094	$(9,129,065)	$230,804,437

The amortized cost and estimated market value of debt securities at June 30, 2016, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale June 30, 2016	Amortized Cost	Estimated Fair Value

Due in one year or less	$2,527,870	$2,589,157
Due after one year through five years	22,721,141	24,073,765
Due after five years through ten years	54,643,263	62,833,387
Due after ten years	93,701,416	102,350,906
Total	$173,593,690	$191,847,215

The fair value of investments with sustained gross unrealized losses at June 30, 2016 and December 31, 2015 are as follows:

June 30, 2016	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
All other corporate bonds	13,681,500	(668,105)	13,280,629	(397,175)	26,962,129	(1,065,280)
Total fixed maturities	$13,681,500	(668,105)	$13,280,629	(397,175)	$26,962,129	(1,065,280)

Equity securities	$16,418,159	(938,585)	$-	-	$16,418,159	(938,585)

December 31, 2015	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$4,966,210	(32,083)	$-	-	$4,966,210	(32,083)
U.S. special revenue and assessments	984,770	(2,550)	-	-	984,770	(2,550)
All other corporate bonds	85,734,097	(5,255,276)	19,400,640	(3,450,554)	105,134,737	(8,705,830)
Total fixed maturities	$91,685,077	(5,289,909)	$19,400,640	(3,450,554)	$111,085,717	(8,740,463)

Equity securities	$4,741,132	(388,602)	$-	-	$4,741,132	(388,602)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of June 30, 2016
Fixed maturities	3	8	11
Equity securities	6	-	6
As of December 31, 2015
Fixed maturities	40	9	49
Equity securities	9	-	9

Substantially all of the unrealized losses on fixed maturities available for sale and equity securities at June 30, 2016 and December 31, 2015 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company's expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company's evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of  June 30, 2016 and December 31, 2015.
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

Based on Management's review of the investment portfolio, the Company did not record any losses for other-than-temporary impairments in the Condensed Consolidated Statements of Operations for the six-month period ended  June 30, 2016 and 2015.

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Condensed Consolidated Statements of Operations.  Trading securities include exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities are securities sold short. A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  The fair value of derivatives included in trading security assets and trading security liabilities as of  June 30, 2016 was $63,000 and $(53,721), respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of  December 31, 2015 was $0 and $(28,609), respectively.  Earnings from trading securities are classified in cash flows from operating activities. The derivatives held by the Company are for income generation purposes only.

Trading revenue charged to net investment income from trading securities was:

	Three Months Ended
	June 30,
	2016	2015

Net unrealized gains (losses)	$24,938	$71,632
Net realized gains (losses)	-	(92,310)
Net unrealized and realized gains (losses)	$24,938	$(20,678)

	Six Months Ended
	June 30,
	2016	2015

Net unrealized gains (losses)	$39,477	$1,019,262
Net realized gains (losses)	-	(515,967)
Net unrealized and realized gains (losses)	$39,477	$503,295

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

Approximately 27% and 30 % of the mortgage loan portfolio consists of discounted commercial mortgage loans as of June 30, 2016 and December 31, 2015, respectively. The Company began purchasing discounted commercial mortgage loans in 2009.  Management has extensive background and experience in the analysis and valuation of commercial real estate. The discounted loans are available through the FDIC's sale of assets of closed banks and from banks wanting to reduce their loan portfolios.  The loans are available on a loan by loan bid process.  Once a loan has been acquired, contact is made with the appropriate individuals to begin a dialog with a goal of determining the borrower's willingness to work together.  There are generally three paths a discounted loan will take:  the borrowers pay as required; a settlement is reached with the loan being paid off at a discounted value; or the loan is foreclosed.

During 2016 and 2015, the Company acquired approximately $2.6 million and $13.8 million in mortgage loans, respectively, including both regular participation mortgage loans as well as discounted mortgage loans.  FSNB services the majority of the Company's mortgage loan portfolio.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

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

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquired the discounted mortgage loans at below contract value, and believes that it will fully recover its carrying value upon disposal, therefore no reserve for delinquent loans is deemed necessary.  Those not currently paying are being vigorously worked by Management.  The current discounted commercial mortgage loan portfolio has an average price of  33.0% and 39.0% of face value as of June 30, 2016 and December 31, 2015, respectively.  Management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.  The mortgage loan reserve was $0 at June 30, 2016 and December 31, 2015.

The following table summarizes the number of loans held in the discounted mortgage loan portfolio and the carrying value of the loans:

June 30, 2016 Payment Frequency	Number of Loans	Carrying Value

No payments received	8	$0
One-time payment received	1	0
Irregular payments received	2	20,834
Periodic payments received	6	5,123,277
Total	17	$5,144,111

December 31, 2015 Payment Frequency	Number of Loans	Carrying Value

No payments received	8	$0
One-time payment received	1	0
Irregular payments received	2	20,834
Periodic payments received	7	5,347,215
Total	18	$5,368,049

The following table summarizes the mortgage loan holdings of the Company:

	June 30, 2016	December 31, 2015
In good standing	$16,399,487	$14,701,228
Overdue interest over 90 days	20,834	20,834
Restructured	66,827	126,118
In process of foreclosure	2,892,401	2,921,750
Total mortgage loans	$19,379,549	$17,769,930
Total foreclosed loans during the year	$-	$-

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

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. The valuation allowance as of June 30, 2016 and December 31, 2015 was $0. Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status.

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

The following table presents the Company's assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheet on a recurring basis as of June 30, 2016.

	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$9,264,960	$180,348,186	$2,234,069	$191,847,215
Equity Securities, available for sale	19,730,733	5,893,870	28,743,170	54,367,773
Trading Securities	63,000	0	0	63,000
Total	$29,058,693	$186,242,056	$30,977,239	$246,277,988

Liabilities
Trading Securities	$53,721	$-	$-	$53,721

The following table presents the Company's assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheet on a recurring basis as of December 31, 2015.

	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$10,459,758	$173,632,645	$1,026,694	$185,119,097
Equity Securities, available for sale	13,312,331	5,567,061	26,805,948	45,685,340
Total	$23,772,089	$179,199,706	$27,832,642	$230,804,437

Liabilities
Trading Securities	$28,609	$-	$-	$28,609

The following table provides reconciliations for Level 3 assets measured at fair value on a recurring basis. Transfers into and out of Level 3 are recognized as of the end of the quarter in which they occur.

	Fixed Maturities, Available for Sale	Equity Securities, Available for Sale	Total
Balance at December 31, 2015	$1,026,694	$26,805,948	$27,832,642
Total unrealized gains (losses):
Included in realized gains (losses)	54,881	-	54,881
Included in other comprehensive income	1,250,898	1,291,614	2,542,512
Purchases	-	897,158	897,158
Sales	$(98,404)	$(251,550)	$(349,954)
Balance at June 30, 2016	2,234,069	28,743,170	30,977,239

The Level 3 securities include collateralized debt obligations of trust preferred securities issued by banks and insurance companies and certain equity securities with unobservable inputs. The Company computed fair value of Level 3 equity investments based on a review of current financial information, earnings trends and similar companies in the same industries.

There were no transfers in or out of Level 3 as of June 30, 2016.  Transfers occur when there is a lack of observable market information.

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

	June 30, 2016		December 31, 2015
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage loans on real estate	$19,379,549	$19,775,065	$17,769,930	$17,775,178
Investment real estate	51,475,190	51,475,190	47,650,102	47,650,102
Notes receivable	14,963,160	14,963,160	10,597,907	10,597,907
Policy loans	10,566,130	10,566,130	10,684,244	10,684,244
Cash and cash equivalents	14,033,579	14,033,579	11,822,615	11,822,615

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

Policy loans are carried at the aggregate unpaid principal balances in the Condensed Consolidated Balance Sheets which approximate fair value, and earn interest at rates ranging from  4% to 8%. Individual policy liabilities in all cases equal or exceed outstanding policy loan balances.  The inputs used to measure the fair value of our policy loans are classified as Level 3 within the fair value hierarchy.

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

Note 5 – Credit Arrangements

At June 30, 2016 and December 31, 2015 the Company had the following outstanding debt:

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2015	Borrowings	Repayments	June 30, 2016
Lines of Credit:
UTG	2013-11-20	2015-11-20	$8,000,000	$-	-	-	$-
UG	2015-06-02	2017-05-10	10,000,000	-	-	-	-

The UTG line of credit carries interest at a fixed rate of  3.75% and is payable monthly. As collateral, UTG has pledged 100% of the common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company ("UG").

During May of 2016, the Federal Home Loan Bank approved UG's Cash Management Advance Application ("CMA"). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity.

On July 22, 2016, the Company entered in to an agreement to acquire 300,000 shares of its outstanding common stock from a shareholder that owned approximately 8 % of the Company's outstanding common stock.  The acquisition was made under the Company's stock buy-back program. As part of this transaction, two promissory notes totaling $2.9 million were issued. The notes require principal payments of one half of the note value to be paid one year from the date of purchase and the other one half to be paid two years from the date of purchase. The notes bear interest at 0%. This transaction occurred subsequent to the reporting period, and was not reported as of the balance sheet date.

Note 6 – Shareholders' Equity

Stock Repurchase Programs - The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. At a meeting of the Board of Directors on June 15, 2016, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG's common stock and on July 14, 2016, the BOD again increased the amount available by an additional $4.5 million, for a total repurchase of $14.5 million. Repurchased shares are available for future issuance for general corporate purposes. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During the first six months of 2016, the Company repurchased approximately 46,000 shares through the stock repurchase program for approximately $703,000. Through June 30, 2016, UTG has spent approximately $7.3 million in the acquisition of approximately 735,000 shares under this program.

As mentioned in Note 5 above, on July 22, 2016 the Company entered in to an agreement to acquire 300,000 shares of its outstanding common stock form a shareholder that owned approximately 8 % of the Company's outstanding common stock. The purchase price per share was $14.50 and was paid with cash and was derived through private negotiation. The purchase was paid with cash and the issuance of promissory notes. This transaction occurred subsequent to the reporting period, and was not reported as of the balance sheet date.

Earnings Per Share Calculations - Earnings per share are based on the weighted average number of common shares outstanding during each period.  For the three and six months ended June 30, 2016 and 2015, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

The following table represents the total funding commitments and the unfunded commitment as of June 30, 2016 related to certain investments:

	Total Funding	Unfunded
	Commitment	Commitment
RLF III, LLC	$4,000,000	$398,120
Sovereign's Capital, LP Fund I	500,000	56,142
UGLIC, LLC	1,600,000	120,000
Sovereign's Capital, LP Fund II	1,000,000	730,000
Barton Springs Music, LLC	2,500,000	1,751,700
Master Mineral Holdings II, LP	4,122,167	3,129,994
PBEX II, LLC	5,000,000	527,157

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

During 2016, the Company made a commitment to invest in Master Mineral Holdings II, LP ("MMH"), which purchases land for leasing opportunities to those looking to harvest natural resources.  MMH makes capital calls to its investors as funds are needed for continued land purchases.

During 2016, the Company made a commitment to invest in PBEX II, LLC ("PBEX"), which purchases land for leasing opportunities to those looking to harvest natural resources.  PBEX makes capital calls to its investors as funds are needed for continued land purchases.

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	June 30,
	2016	2015

Interest	$-	$-
Federal income tax	735,000	-

	Six Months Ended
	June 30,
	2016	2015

Interest	$-	$-
Federal income tax	735,000	3,000,000

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

During the six months ended June 30, 2016, there were no additions to or changes in the critical accounting policies disclosed in the 2015 Form 10-K, except for recently adopted accounting standards discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

On a consolidated basis, the Company reported net income attributable to common shareholders' of approximately $569,000 for the six-month period ended June 30, 2016 and a net loss attributable to common shareholders' of approximately $(713,000) for the three-month period ended June 30, 2016.  For the six-month period ended June 30, 2015, the Company reported net income attributable to common shareholders' of approximately $1.7 million and for the three-month period ended June 30, 2015, the Company reported a net loss attributable to common shareholders' of approximately $(788,000).

Revenues

The Company's total revenues decreased approximately 6% when comparing the six month periods ended June 30, 2016 and 2015. The Company's revenues increased by approximately 8% when comparing the three month periods ended June 30, 2016 and 2015. The variance in total revenues reported, year to date and for the quarter, is mainly attributable to fluctuations in net investment income reported by the Company during 2016 and 2015. Further analysis of the fluctuations in net investment income is provided below.

Premium and policy fee revenues, net of reinsurance, increased approximately 2% when comparing the first six months of 2016 to the same period in 2015.  Premium and policy fee revenues, net of reinsurance, increased by approximately 11% when comparing the second quarter of 2016 to the same quarter in 2015.  The Company writes minimal new business.  Premium and policy fee revenues, net of reinsurance, represented 28% and 25% of the Company's revenues as of June 30, 2016 and 2015, respectively.

The following table reflects net investment income of the Company for the three and six month periods ended June 30, 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Fixed maturities available for sale	$2,354,484	$2,086,089	$4,637,567	$4,192,853
Equity securities	484,906	603,611	700,862	1,308,784
Trading securities	24,938	20,678	39,477	(503,295)
Mortgage loans	151,941	385,802	1,252,774	3,903,965
Real estate	562,633	69,005	1,126,929	453,745
Notes receivable	232,394	67,625	941,581	133,738
Policy loans	219,655	112,505	265,118	316,502
Short-term	0	56,370	0	167,406
Cash and cash equivalents	5,996	404	9,560	566
Total consolidated investment income	4,036,947	3,402,089	8,973,868	9,974,264
Investment expenses	(826,466)	(1,346,189)	(1,744,896)	(1,963,862)
Consolidated net investment income	$3,210,481	$2,055,900	$7,228,972	$8,010,402

Net investment income represented 45% and 47% of the Company's total revenues as of June 30, 2016 and 2015, respectively.  The Company reported net investment income of approximately $7.2 million for the six-month period ended June 30, 2016, a decrease of approximately 10% compared to the same period in 2015.  For the three-month period ended June 30, 2016, net investment income increased approximately 56% or $1.2 million, compared to the same quarter in 2015.
The fluctuation in net investment income for the three and six month periods ended June 30, 2016, compared to the same periods in 2015, is the result of a shift in income received by multiple investment types.

For the six-month period ended June 30, 2016, compared to the same period in 2015, income from the mortgage loan portfolio and the equity securities portfolio was down. The declines were offset slightly by an increase in income from the real estate and notes receivable investment portfolios.

Income from the mortgage loan investment portfolio, which includes discounted mortgage loans, was down approximately 65% and 33% when comparing year to date and second quarter 2016 and 2015 activity, respectively. During the first quarter of 2015, the Company had two discounted mortgage loans that were repaid.  Income from the mortgage loan portfolio, as well as the timing of the income recognition, is expected to vary from quarter to quarter, depending on when the discounted loans are repaid.

Year to date, income from the equity securities portfolio is down approximately 46% compared to the same period in 2015. A portion of the Company's equity securities portfolio is tied to the oil and gas industry, which has experienced a decline in recent periods leading to a decrease in the amount of the dividend distributions received by the Company.  The securities related to the oil and gas industry continue to pay dividends, but at a lesser rate.

Year to date and for the second quarter 2016, compared to the same periods in 2015, income from the real estate and notes receivable investment portfolios was up. The increase in income from the real estate portfolio is attributable to an increase in income reported by certain consolidated subsidiaries that hold real estate. The Company's notes receivable portfolio has increased approximately 41% since December 31, 2015, which has led to an increase in income earned and reported by this portion of the investment portfolio. The notes receivable portfolio has increased as a result of the Company finding an opportunity to enhance yield by investing in certain financing transactions classified as notes receivable.

The Company reported net realized investment gains of approximately $4.1 million and $4.4 million for the six month periods ended June 30, 2016 and 2015, respectively.  During the second quarter of 2016 and 2015, the Company reported net realized investment gains of approximately $656,000 and $1.5 million, respectively. During both the first quarter of 2016 and 2015, the Company sold a parcel of real estate, which produced a majority of the gains reported for both years. Realized investment gains are the result of one-time events and are expected to vary from quarter to quarter.

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

Expenses

The Company reported total benefits and other expenses of approximately $14.8 million for the six-month period ended June 30, 2016, an increase of approximately 3% from the same period in 2015.  For the three-month period ended June 30, 2016, total benefits and other expenses decreased approximately 2%, compared to the same quarter in 2015.  Benefits, claims and settlement expenses represented approximately 73% of the Company's total expenses for the six-month period ended June 30, 2016 and 71% for the three-month period ended June 30, 2016.  The other major expense category of the Company is operating expenses, which represented approximately 27% and 25% of the Company's total expenses for the three and six month periods ended June 30, 2016, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims, increased approximately 13% in the six-month period ended June 30, 2016, compared to the same period in 2015.  For the three-month period ended June 30, 2016, life benefits, claims and settlement expenses, net of reinsurance benefits and claims, increased approximately 2%, compared to the same quarter in 2015.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

Net amortization of cost of insurance acquired decreased 4% during the six-month and three-month periods ended June 30, 2016 compared to the same period in 2015.  Cost of insurance acquired is established when an insurance company is acquired or when the Company acquires a block of in-force business.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The Company utilizes a 12% discount rate on the remaining unamortized business.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.  This expense is expected to decrease, unless the Company acquires a new block of business.

Operating expenses decreased approximately 15% in the six-month period ended June 30, 2016 in comparison to the same period in 2015.  Second quarter 2016 operating expenses were down approximately 11% compared to operating expenses reported in the second quarter of 2015. In comparison to the prior year, operating expenses were comparable or slightly lower in the majority of the major expense categories. Salaries and charitable contributions recognized the largest decrease when comparing 2016 and 2015 results.  Salary expense is down slightly as a result of changes in staffing. Charitable contributions are a function of the Company's earnings.

UTG has a strong philanthropic program. The Company generally allocates a portion of its taxable income to be used for its philanthropic efforts primarily targeted to Christ-centered organizations or organizations that help the weak or poor. Charitable contributions made by the Company are expected to vary from year to year depending on the earnings of the Company.

During 2015, Management determined it was in the Company's best long term interest to relocate its main operations from Springfield, IL to Stanford, Kentucky. The Company's majority shareholder, Jess Correll, headquarters his other operating entities in Stanford, Kentucky.  Management believes this move will provide the Company with significant synergies, improve efficiencies and reduce overall operating expenses.  The relocation is expected to be substantially complete by December 31, 2016.  Significant time and planning has been put into this relocation to help ensure as smooth a transition as possible.

Financial Condition

Investment Information

Investments represent approximately 85% and 84% of total assets at June 30, 2016 and December 31, 2015, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments that it is permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company's investment portfolio is invested in a diverse set of securities.

As of June 30, 2016, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders' equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market, with changes in market value charged directly to shareholders' equity.  Changes in the market value of available for sale securities resulted in net unrealized gains of approximately $20 million for the six-month period ended June 30, 2016 and $12.4 million for the second quarter of 2016.  Changes in the market value of available for sale securities resulted in net unrealized losses of approximately $2.7 million and $290,000 for the three and six-month periods ended June 30, 2015, respectively. The variance in the net unrealized gains and losses is the result of normal market fluctuations and lower interest rates.

Capital Resources

Total shareholders' equity increased by approximately 25% as of June 30, 2016 compared to December 31, 2015. The increase in total shareholders' equity was the result of an increase in accumulated other comprehensive income, which is attributable to the increase in unrealized gains mentioned above.

The Company's investments are predominately in fixed maturity investments such as bonds, which provide sufficient return to cover future obligations.  The Company carries all of its fixed maturity holdings as available for sale, which are reported in the Condensed Consolidated Financial Statements at their market value.
Liquidity

The Company has three principal needs for cash - the insurance company's contractual obligations to policyholders, the payment of operating expenses and debt service.  Cash and cash equivalents represented 3% of total assets as of June 30, 2016 and December 31, 2015, respectively.  Fixed maturities as a percentage of total assets were approximately 48% and 49% as of June 30, 2016 and December 31, 2015, respectively.

The Company currently has access to funds for operating liquidity.  UTG has an $8,000,000 revolving credit note with Illinois National Bank.  At June 30, 2016, the Company had no outstanding borrowings against the UTG line of credit.

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

Net cash used in operating activities was approximately $7.1 million and $7.5 million for the six-month periods ended June 30, 2016 and 2015, respectively.  Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline.  Management anticipates future cash flows from operations to remain similar to historic trends.

Net cash provided by investing activities was approximately $9.6 million and $17 million for the six-month period ended June 30, 2016 and 2015, respectively. The net cash provided by investing activities is expected to vary from quarter to quarter depending on market conditions and management's ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was approximately $328,000 and $2.9 million for the six-month period ended June 30, 2016 and 2015, respectively.  During the second quarter of 2015, the Company paid $2 million on its outstanding line of credit.

UTG is a holding Company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the Company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on Management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  At June 30, 2016, substantially all of the consolidated shareholders' equity represented net assets of its subsidiary.  The Company's insurance subsidiary has maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance Company dividend payments where the Company is domiciled.  No dividends were paid to shareholders in 2015 or the six-month period ended June 30, 2016.

UG is an Ohio domiciled insurance company, which requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory net income or b) 10% of statutory capital and surplus.  For the year ended December 31, 2015, UG had statutory net income of approximately $306,000.  At December 31, 2015 UG's statutory capital and surplus amounted to approximately $39.8 million.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  During 2015, UG paid UTG ordinary dividends of $4 million.  UTG used the dividends received during 2015 for general operations of the Company.   During the third quarter of 2016, UG paid UTG an ordinary dividend of $1 million. UTG used the dividend received during 2016 for general operations of the Company.

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

UTG, INC.
(Registrant)

Date:	August 12, 2016	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	August 12, 2016	By	/s/ Theodore C. Miller
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