Form 10-Q
period 2016-09-30
UTG INC
filed 2016-11-14
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock as of October 31, 2016 was 3,346,619.

UTG, Inc.
(The "Company")

Part 1.   Financial Information.
Item 1.  Financial Statements.

UTG, Inc.

Condensed Consolidated Balance Sheets (Unaudited)
	September 30,	December 31,
	2016	2015*
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $170,781,535 and $188,647,671)	$192,736,428	$185,119,097
Equity securities, at fair value (cost $42,769,116 and $43,954,737)	55,550,620	45,685,340
Trading securities, at fair value (cost $70,690 and $0)	70,690	-
Mortgage loans on real estate at amortized cost	22,127,671	17,769,930
Investment real estate	52,831,706	47,650,102
Notes receivable	14,964,213	10,597,907
Policy loans	10,237,206	10,684,244
Total investments	348,518,534	317,506,620

Cash and cash equivalents	12,834,169	11,822,615
Accrued investment income	2,974,160	2,821,338
Reinsurance receivables:
Future policy benefits	27,050,102	27,462,830
Policy claims and other benefits	3,988,997	3,553,978
Cost of insurance acquired	7,485,641	8,140,379
Property and equipment, net of accumulated depreciation	1,677,860	2,016,611
Income tax recoverable	1,415,202	619,043
Other assets	1,450,766	3,283,681
Total assets	$407,395,431	$377,227,095

Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$265,005,958	$269,119,859
Policy claims and benefits payable	4,127,905	3,759,565
Other policyholder funds	431,861	457,774
Dividend and endowment accumulations	14,431,294	14,233,644
Deferred income taxes	16,560,332	3,405,467
Notes payable	2,900,000	-
Trading securities, at fair value (proceeds $181,160 and $108,881)	100,887	28,609
Other liabilities	7,323,292	9,234,675
Total liabilities	310,881,529	300,239,593

Shareholders' equity:
Common stock - no par value, stated value $.001 per share. Authorized 7,000,000 shares - 3,354,711 and 3,699,447 shares outstanding	3,354	3,699
Additional paid-in capital	37,953,044	43,002,670
Retained earnings	33,950,873	33,062,282
Accumulated other comprehensive income (loss)	22,644,059	(1,183,552)
Total UTG shareholders' equity	94,551,330	74,885,099
Noncontrolling interests	1,962,572	2,102,403
Total shareholders' equity	96,513,902	76,987,502
Total liabilities and shareholders' equity	$407,395,431	$377,227,095

* Balance sheet audited at December 31, 2015.
See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Revenue:
Premiums and policy fees	$2,996,420	$2,706,709	$8,812,151	$8,505,704
Ceded reinsurance premiums and policy fees	(740,340)	(825,134)	(2,244,538)	(2,382,376)
Net investment income	2,850,301	3,955,407	10,079,273	11,965,809
Other income	90,209	145,141	385,756	460,571
Revenues before realized gains (losses)	5,196,590	5,982,123	17,032,642	18,549,708
Realized investment gains (losses), net:
Other-than-temporary impairments	-	-	-	-
Other realized investment gains, net	1,855,576	3,305,835	5,923,373	7,732,155
Total realized investment gains (losses), net	1,855,576	3,305,835	5,923,373	7,732,155
Total revenue	7,052,166	9,287,958	22,956,015	26,281,863

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	5,024,528	5,484,256	16,407,007	15,357,486
Ceded Reinsurance benefits and claims	(511,137)	(1,447,479)	(2,017,207)	(2,569,732)
Annuity	260,264	263,198	887,840	793,432
Dividends to policyholders	93,053	92,660	342,287	344,258
Commissions and amortization of deferred policy acquisition costs	(21,923)	(47,886)	(93,865)	(132,162)
Amortization of cost of insurance acquired	218,246	226,901	654,738	680,703
Operating expenses	1,792,990	2,057,074	5,471,329	6,404,256
Interest expense	-	8,618	-	70,141
Total benefits and other expenses	6,856,021	6,637,342	21,652,129	20,948,382

Income before income taxes	196,145	2,650,616	1,303,886	5,333,481
Income tax (expense) benefit	152,829	(731,082)	(339,658)	(1,545,975)

Net income (loss)	348,974	1,919,534	964,228	3,787,506

Net (income) loss attributable to noncontrolling interests	(29,663)	(22,822)	(75,636)	(174,828)

Net income attributable to common shareholders	$319,311	$1,896,712	$888,592	$3,612,678

Amounts attributable to common shareholders'
Basic income per share	$0.09	$0.51	$0.25	$0.97

Diluted income per share	$0.09	$0.51	$0.25	$0.97

Basic weighted average shares outstanding	3,439,426	3,700,180	3,602,164	3,706,741

Diluted weighted average shares outstanding	3,439,426	3,700,180	3,602,164	3,706,741

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Net income (loss)	$348,974	$1,919,534	$964,228	$3,787,506

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	7,196,483	(6,646,467)	38,064,491	(7,093,248)
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	(2,518,769)	2,326,264	(13,322,572)	2,482,637
Unrealized holding gains (losses) arising during period, net of tax	4,677,714	(4,320,203)	24,741,919	(4,610,611)

Less reclassification adjustment for gains included in net income	(709,955)	(369,524)	(1,406,628)	(1,192,575)
Tax expense for gains included in net income	248,484	129,333	492,320	417,401
Reclassification adjustment for gains included in net income, net of tax	(461,471)	(240,191)	(914,308)	(775,174)
Subtotal: Other comprehensive income (loss), net of tax	4,216,243	(4,560,394)	23,827,611	(5,385,785)

Comprehensive income (loss)	4,565,217	(2,640,860)	24,791,839	(1,598,279)

Less comprehensive (income) loss attributable to noncontrolling interests	(29,663)	(22,822)	(75,636)	(174,828)

Comprehensive income (loss) attributable to UTG, Inc.	$4,535,554	$(2,663,682)	$24,716,203	$(1,773,107)

See accompanying notes.

Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 30,	September 30,
	2016	2015

Cash flows from operating activities:
Net income attributable to common shareholders	$888,592	$3,612,678
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	(553,517)	(2,887,463)
Realized investment gains, net	(5,923,373)	(7,732,155)
Unrealized trading (gains) losses included in income	-	964,122
Amortization of cost of insurance acquired	654,738	680,703
Depreciation	500,538	609,600
Net income (loss) attributable to noncontrolling interest	75,636	174,828
Charges for mortality and administration of universal life and annuity products	(2,116,902)	(4,980,737)
Interest credited to account balances	3,466,719	3,680,292
Change in accrued investment income	(152,822)	9,882
Change in reinsurance receivables	(22,291)	(73,846)
Change in policy liabilities and accruals	(1,897,222)	(2,906,385)
Change in income taxes receivable (payable)	(796,159)	(1,199,276)
Change in other assets and liabilities, net	603,671	(4,399,062)
Net cash used in operating activities	(5,272,392)	(14,446,819)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	26,829,015	19,216,266
Equity securities available for sale	4,506,115	7,128,725
Trading securities	72,279	125,774
Mortgage loans	3,482,189	19,739,596
Real estate	9,939,470	17,041,627
Notes receivable	2,778,401	-
Policy loans	1,465,996	2,228,637
Short-term investments	-	828,476
Total proceeds from investments sold and matured	49,073,465	66,309,101
Cost of investments acquired:
Fixed maturities available for sale	(7,919,941)	(16,641,310)
Equity securities available for sale	(2,475,777)	(9,531,330)
Trading securities	(70,690)	(463,895)
Mortgage loans	(6,922,723)	(11,297,550)
Real estate	(11,937,317)	(6,395,223)
Notes receivable	(7,144,707)	0
Policy loans	(1,018,958)	(1,933,945)
Short-term investments	-	(79,925)
Total cost of investments acquired	(37,490,113)	(46,343,178)
Net cash provided by investing activities	11,583,352	19,965,923

Cash flows from financing activities:
Policyholder contract deposits	407,633	3,977,725
Policyholder contract withdrawals	(3,434,052)	(4,159,165)
Purchase of treasury stock	(5,049,971)	(150,336)
Non controlling contributions (distributions) of consolidated subsidiary	(123,016)	(539,337)
Net cash used in financing activities	(5,299,406)	(5,271,113)

Net increase in cash and cash equivalents	1,011,554	247,991
Cash and cash equivalents at beginning of period	11,822,615	13,977,443
Cash and cash equivalents at end of period	$12,834,169	$14,225,434

See accompanying notes.

UTG, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2015, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the "Parent") and its subsidiaries (collectively with the Parent, the "Company").  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company's consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  The Company's results of operations for the three and nine month periods ended  September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any other future period.

This document at times will refer to the Registrant's largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC ("FSF"), a Kentucky corporation, and First Southern Bancorp, Inc. ("FSBI"), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank ("FSNB").  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG's largest shareholder through his ownership control of FSF, FSBI and affiliates.  At September 30, 2016, Mr. Correll owns or controls directly and indirectly approximately  63.65% of UTG's outstanding stock.

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

Investments in available for sale securities are summarized as follows:

September 30, 2016	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$9,055,395	$156,931	$-	$9,212,326
U.S. special revenue and assessments	10,144,111	1,259,164	-	11,403,275
Collateralized mortgage obligations	-	-	-	-
Public utilities	-	-	-	-
All other corporate bonds	151,582,029	20,831,255	(292,457)	172,120,827
	170,781,535	22,247,350	(292,457)	192,736,428
Equity securities	42,769,116	13,411,230	(629,726)	55,550,620
Total	$213,550,651	$35,658,580	$(922,183)	$248,287,048

December 31, 2015	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$20,336,681	$1,441,890	$(32,083)	$21,746,488
States, municipalities and political subdivisions	-	-	-	-
U.S. special revenue and assessments	1,137,546	7,843	(2,550)	1,142,839
Collateralized mortgage obligations	-	-	-	-
Public utilities	-	-	-	-
All other corporate bonds	167,173,444	3,762,156	(8,705,830)	162,229,770
	188,647,671	5,211,889	(8,740,463)	185,119,097
Equity securities	43,954,737	2,119,205	(388,602)	45,685,340
Total	$232,602,408	$7,331,094	$(9,129,065)	$230,804,437

The amortized cost and estimated market value of debt securities at September 30, 2016, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale September 30, 2016	Amortized Cost	Estimated Fair Value

Due in one year or less	$1,730,616	$1,824,054
Due after one year through five years	26,748,038	28,673,722
Due after five years through ten years	53,227,304	64,681,864
Due after ten years	88,767,630	97,556,788
Total	$170,781,535	$192,736,428

The fair value of investments with sustained gross unrealized losses at September 30, 2016 and December 31, 2015 are as follows:

September 30, 2016	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
All other corporate bonds	2,782,185	(37,793)	5,986,860	(254,664)	8,769,045	(292,457)
Total fixed maturities	$2,782,185	(37,793)	$5,986,860	(254,664)	$8,769,045	(292,457)

Equity securities	$4,419,011	(629,726)	$-	-	$4,419,011	(629,726)

December 31, 2015	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$4,966,210	(32,083)	$-	-	$4,966,210	(32,083)
U.S. special revenue and assessments	984,770	(2,550)	-	-	984,770	(2,550)
All other corporate bonds	85,734,097	(5,255,276)	19,400,640	(3,450,554)	105,134,737	(8,705,830)
Total fixed maturities	$91,685,077	(5,289,909)	$19,400,640	(3,450,554)	$111,085,717	(8,740,463)

Equity securities	$4,741,132	(388,602)	$-	-	$4,741,132	(388,602)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of September 30, 2016
Fixed maturities	3	4	7
Equity securities	3	-	3
As of December 31, 2015
Fixed maturities	40	9	49
Equity securities	9	-	9

Substantially all of the unrealized losses on fixed maturities available for sale and equity securities at  September 30, 2016 and December 31, 2015 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company's expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company's evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of  September 30, 2016 and December 31, 2015.

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

Equity securities may experience other-than-temporary impairments in the future based on the prospects for full recovery in value in a reasonable period of time and the Company's ability and intent to hold the security to recovery.  If a decline in fair value is judged by Management to be other-than-temporary or Management does not have the intent or ability to hold a security, a loss is recognized by a charge to other-than-temporary impairment losses in the Condensed Consolidated Statements of Operations

Based on Management's review of the investment portfolio, the Company did not record any losses for other-than-temporary impairments in the Condensed Consolidated Statements of Operations for the nine-month period ended   September 30, 2016 and 2015.
Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Condensed Consolidated Statements of Operations.  Trading securities include exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities are securities sold short. A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  The fair value of derivatives included in trading security assets and trading security liabilities as of   September 30, 2016 was $70,690 and $(100,887), respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of  December 31, 2015 was $0 and $(28,609), respectively.  Earnings from trading securities are classified in cash flows from operating activities. The derivatives held by the Company are for income generation purposes only.

Trading revenue charged to net investment income from trading securities was:

	Three Months Ended
	September 30,
	2016	2015

Net unrealized gains (losses)	$-	$55,140
Net realized gains (losses)	-	-
Net unrealized and realized gains (losses)	$-	$55,140

	Nine Months Ended
	September 30,
	2016	2015

Net unrealized gains (losses)	$-	$(964,122)
Net realized gains (losses)	-	515,967
Net unrealized and realized gains (losses)	$-	$(448,155)

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

Approximately 23% and 30 % of the mortgage loan portfolio consists of discounted commercial mortgage loans as of September 30, 2016 and December 31, 2015, respectively. The Company began purchasing discounted commercial mortgage loans in 2009.  Management has extensive background and experience in the analysis and valuation of commercial real estate. The discounted loans are available through the FDIC's sale of assets of closed banks and from banks wanting to reduce their loan portfolios.  The loans are available on a loan by loan bid process.  Once a loan has been acquired, contact is made with the appropriate individuals to begin a dialog with a goal of determining the borrower's willingness to work together.  There are generally three paths a discounted loan will take:  the borrowers pay as required; a settlement is reached with the loan being paid off at a discounted value; or the loan is foreclosed.

During 2016 and 2015, the Company acquired $6.3 million and $13.8 million in mortgage loans, respectively, including both regular participation mortgage loans as well as discounted mortgage loans.  FSNB services the majority of the Company's mortgage loan portfolio.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

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

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquired the discounted mortgage loans at below contract value, and believes that it will fully recover its carrying value upon disposal, therefore no reserve for delinquent loans is deemed necessary.  Those not currently paying are being vigorously worked by Management.  The current discounted commercial mortgage loan portfolio has an average price of  33.0% and 39.0% of face value as of September 30, 2016 and December 31, 2015, respectively.  Management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.  The mortgage loan reserve was $0 at September 30, 2016 and December 31, 2015.

The following table summarizes the number of loans held in the discounted mortgage loan portfolio and the carrying value of the loans:

September 30, 2016 Payment Frequency	Number of Loans	Carrying Value

No payments received	8	$0
One-time payment received	1	0
Irregular payments received	2	20,834
Periodic payments received	6	5,095,738
Total	17	$5,116,572

December 31, 2015 Payment Frequency	Number of Loans	Carrying Value

No payments received	8	$0
One-time payment received	1	0
Irregular payments received	2	20,834
Periodic payments received	7	5,347,215
Total	18	$5,368,049

The following table summarizes the mortgage loan holdings of the Company:

	September 30, 2016	December 31, 2015
In good standing	$19,910,147	$14,701,228
Overdue interest over 90 days	20,834	20,834
Restructured	63,826	126,118
In process of foreclosure	2,132,864	2,921,750
Total mortgage loans	$22,127,671	$17,769,930
Total foreclosed loans during the year	$735,000	$-

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

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. The valuation allowance as of  September 30, 2016 and December 31, 2015 was $0. Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status.

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

The following table presents the Company's assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheet on a recurring basis as of September 30, 2016.

	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$9,212,326	$180,834,568	$2,689,534	$192,736,428
Equity Securities, available for sale	20,138,222	6,649,691	28,762,707	55,550,620
Trading Securities	70,690	0	0	70,690
Total	$29,421,238	$187,484,259	$31,452,241	$248,357,738

Liabilities
Trading Securities	$100,887	$-	$-	$100,887

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

	Fixed Maturities, Available for Sale	Equity Securities, Available for Sale	Total
Balance at December 31, 2015	$1,026,694	$26,805,948	$27,832,642
Total unrealized gains (losses):
Included in realized gains (losses)	94,549	-	94,549
Included in other comprehensive income	1,700,626	2,173,151	3,873,777
Purchases	-	980,758	980,758
Sales	(132,335)	(1,197,150)	(1,329,485)
Balance at September 30, 2016	$2,689,534	$28,762,707	$31,452,241

The Level 3 securities include collateralized debt obligations of trust preferred securities issued by banks and insurance companies and certain equity securities with unobservable inputs. The Company computed fair value of Level 3 equity investments based on a review of current financial information, earnings trends and similar companies in the same industries.

There were no transfers in or out of Level 3 as of September 30, 2016.  Transfers occur when there is a lack of observable market information.

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

	September 30, 2016		December 31, 2015
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage loans on real estate	$22,127,671	$22,127,671	$17,769,930	$17,775,178
Investment real estate	52,831,706	52,831,706	47,650,102	47,650,102
Notes receivable	14,964,213	14,964,213	10,597,907	10,597,907
Policy loans	10,237,206	10,237,206	10,684,244	10,684,244
Cash and cash equivalents	12,834,169	12,834,169	11,822,615	11,822,615

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

Note 5 – Credit Arrangements

At September 30, 2016 and December 31, 2015, the Company had the following outstanding debt:

			Outstanding Principal Balance
Instrument	Issue Date	Maturity Date	September 30, 2016	December 31, 2015
Promissory Note:
SoftVest, LP	7/22/2016	7/22/2018	$1,450,000	$0
SoftSearch, L.P.	7/22/2016	7/22/2018	$1,450,000	$0

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2015	Borrowings	Repayments	September 30, 2016
Lines of Credit:
UTG	2013-11-20	2016-11-20	$8,000,000	$-	-	-	$-
UG	2015-06-02	2017-05-10	10,000,000	-	-	-	-

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

Note 6 – Shareholders' Equity

Stock Repurchase Programs

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. At a meeting of the Board of Directors on June 15, 2016, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG's common stock and on July 14, 2016, the Board of Directors again increased the amount available by an additional $4.5 million, for a total repurchase of $14.5 million. Repurchased shares are available for future issuance for general corporate purposes. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During the nine month period ended September
30, 2016, the Company repurchased approximately $364,000 shares through the stock repurchase program for approximately $5,297,000. Through September 30, 2016, UTG has spent approximately $11.8 million in the acquisition of approximately 1,050,000 shares under this program.

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

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  For the three and nine months period ended September 30, 2016 and 2015, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

The following table represents the total funding commitments and the unfunded commitment as of September 30, 2016 related to certain investments:

	Total Funding	Unfunded
	Commitment	Commitment
RLF III, LLC	$4,000,000	$398,120
Sovereign's Capital, LP Fund I	500,000	56,142
UGLIC, LLC	1,600,000	120,000
Sovereign's Capital, LP Fund II	1,000,000	730,000
Barton Springs Music, LLC	2,500,000	1,668,100
Master Mineral Holdings II, LP	4,122,167	2,315,786
PBEX II, LLC	5,000,000	527,157

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

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	September 30,
	2016	2015

Interest	$-	$70,141
Federal income tax	33,000	-

	Nine Months Ended
	September 30,
	2016	2015

Interest	$-	$-
Federal income tax	768,000	3,000,000

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

During the nine months ended September 30, 2016, there were no additions to or changes in the critical accounting policies disclosed in the 2015 Form 10-K, except for recently adopted accounting standards discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

On a consolidated basis, the Company reported net income attributable to common shareholders' of approximately $889,000 for the nine-month period ended September 30, 2016 and a net income attributable to common shareholders' of approximately $319,000 for the three-month period ended September 30, 2016.  For the nine-month period ended September 30, 2015, the Company reported net income attributable to common shareholders' of approximately $3.6 million and for the three-month period ended September 30, 2015, the Company reported net income attributable to common shareholders' of approximately $1,897,000.

Revenues

The Company's total revenues decreased approximately 12% when comparing the nine month periods ended September 30, 2016 and 2015. The Company's revenues decreased by approximately 24% when comparing the three month periods ended September 30, 2016 and 2015. The variance in total revenues reported, year to date and for the quarter, is mainly attributable to fluctuations in net investment income and realized gains reported by the Company during 2016 and 2015. Further analysis of the fluctuations is provided below.

Premium and policy fee revenues, net of reinsurance, increased approximately 7% when comparing the first nine months of 2016 to the same period in 2015.  Premium and policy fee revenues, net of reinsurance, increased by approximately 20% when comparing the third quarter of 2016 to the same quarter in 2015.  The Company writes minimal new business.  Premium and policy fee revenues, net of reinsurance, represented 29% and 23% of the Company's revenues as of September 30, 2016 and 2015, respectively.

The following table reflects net investment income of the Company for the three and nine month periods ended September 30, 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Fixed maturities available for sale	$2,308,923	$2,147,874	$6,946,490	$6,340,727
Equity securities	297,682	64,157	998,544	1,372,941
Trading securities	(119,749)	55,140	(80,272)	(448,155)
Mortgage loans	314,128	1,535,320	1,566,902	5,439,285
Real estate	363,052	917,362	1,489,981	1,371,107
Notes receivable	284,142	0	1,225,723	133,738
Policy loans	177,317	161,403	442,435	477,905
Short-term	7,877	53,182	7,877	220,588
Cash and cash equivalents	10,905	70	20,465	636
Total consolidated investment income	3,644,277	4,934,508	12,618,145	14,908,772
Investment expenses	(793,976)	(979,101)	(2,538,872)	(2,942,963)
Consolidated net investment income	$2,850,301	$3,955,407	$10,079,273	$11,965,809

Net investment income represented 44% and 46% of the Company's total revenues as of September 30, 2016 and 2015, respectively.  The Company reported net investment income of approximately $10.1 million for the nine-month period ended September 30, 2016, a decrease of approximately 16% compared to the same period in 2015.  For the three-month period ended September 30, 2016, net investment income decreased approximately 28% or $1.1 million, compared to the same quarter in 2015. The fluctuation in net investment income for the three and nine month periods ended September 30, 2016, compared to the same periods in 2015, is the result of a shift in income received by multiple investment types.

The most significant shift in investment income was in the mortgage loan portfolio.  Mortgage loan income was down approximately 71% and 80% for the nine-month and three-month periods ending September 30, 2016.  This is the result of continued pay off of loans within the portfolio particularly the discounted mortgage loans that have in recent periods provided significant earnings.  These declines were partially offset by increases in the fixed maturities portfolio and notes receivable.  Funds received from mortgage loan pay-downs were redeployed in other investment types such as fixed maturities and notes receivable.

The Company reported net realized investment gains of approximately $5.9 million and $7.7 million for the nine month periods ended September 30, 2016 and 2015, respectively.  During the third quarter of 2016 and 2015, the Company reported net realized investment gains of approximately $1.9 million and $3.3 million, respectively. During 2016, the Company sold a parcel of real estate in first quarter and sold certain fixed maturity investments and equity investments during the third quarter which produced a majority of the gains reported.  The sale of fixed maturity and equity investments during the third quarter was the result of significant shifts in the marketplace that management felt was a good time to be opportunistic.  The 2015 gains were primarily the result of two parcels of real estate sold, one during first quarter and the other during third quarter.  Realized investment gains are the result of one-time events and are expected to vary from quarter to quarter.

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

Expenses

The Company reported total benefits and other expenses of approximately $21.7 million for the nine-month period ended September 30, 2016, an increase of approximately 3% from the same period in 2015.  For the three-month period ended September 30, 2016, total benefits and other expenses increased approximately 3%, compared to the same quarter in 2015.  Benefits, claims and settlement expenses represented approximately 72% of the Company's total expenses for the nine-month period ended September 30, 2016 and 71% for the three-month period ended September 30, 2016.  The other major expense category of the Company is operating expenses, which represented approximately 26% and 25% of the Company's total expenses for the three and nine month periods ended September 30, 2016, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims, increased approximately 11% in the nine-month period ended September 30, 2016, compared to the same period in 2015.  For the three-month period ended September 30, 2016, life benefits, claims and settlement expenses, net of reinsurance benefits and claims, increased approximately 12%, compared to the same quarter in 2015.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

Net amortization of cost of insurance acquired decreased 4% during the nine-month and three-month periods ended September 30, 2016 compared to the same period in 2015.  Cost of insurance acquired is established when an insurance company is acquired or when the Company acquires a block of in-force business.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The Company utilizes a 12% discount rate on the remaining unamortized business.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.  This expense is expected to decrease, unless the Company acquires a new block of business.

Operating expenses decreased approximately 15% in the nine-month period ended September 30, 2016 in comparison to the same period in 2015.  Third quarter 2016 operating expenses were down approximately 13% compared to operating expenses reported in the third quarter of 2015. In comparison to the prior year, operating expenses were comparable or slightly lower in the majority of the major expense categories. Salaries and charitable contributions recognized the largest decrease when comparing 2016 and 2015 results.  Salary expense is down slightly as a result of changes in staffing. Charitable contributions are a function of the Company's earnings.

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

Financial Condition

Investment Information

Investments represent approximately 86% and 84% of total assets at September 30, 2016 and December 31, 2015, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments that it is permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company's investment portfolio is invested in a diverse set of securities.

As of September 30, 2016, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders' equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market, with changes in market value charged directly to shareholders' equity.  Changes in the market value of available for sale securities resulted in net unrealized gains of approximately $39 million for the nine-month period ended September 30, 2016 and $19 million for the third quarter of 2016.  Changes in the market value of available for sale securities resulted in net unrealized losses of approximately $4.2 million and $(447,000) for the three and nine-month periods ended September 30, 2015, respectively. The variance in the net unrealized gains and losses is the result of normal market fluctuations and lower interest rates.

Capital Resources

Total shareholders' equity increased by approximately 25% as of September 30, 2016 compared to December 31, 2015. The increase in total shareholders' equity was the result of an increase in accumulated other comprehensive income, which is attributable to the increase in unrealized gains mentioned above.

The Company's investments are predominately in fixed maturity investments such as bonds, which provide sufficient return to cover future obligations.  The Company carries all of its fixed maturity holdings as available for sale, which are reported in the Condensed Consolidated Financial Statements at their market value.

Liquidity

The Company has three principal needs for cash - the insurance company's contractual obligations to policyholders, the payment of operating expenses and debt service.  Cash and cash equivalents represented 3% of total assets as of September 30, 2016 and December 31, 2015, respectively.  Fixed maturities as a percentage of total assets were approximately 47% and 49% as of September 30, 2016 and December 31, 2015, respectively.

The Company currently has access to funds for operating liquidity.  UTG has an $8,000,000 revolving credit note with Illinois National Bank.  At September 30, 2016, the Company had no outstanding borrowings against the UTG line of credit.

Future policy benefits are primarily long-term in nature and therefore, the Company's investments are predominantly in long-term fixed maturity investments such as bonds and mortgage loans which provide sufficient return to cover these obligations. Many of the Company's products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds.

Net cash used in operating activities was approximately $5.3 million and $14.4 million for the nine-month periods ended September 30, 2016 and 2015, respectively.  Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  Management anticipates future cash flows from operations to remain similar to historic trends.

Net cash provided by investing activities was approximately $11.6 million and $20 million for the nine-month periods ended September 30, 2016 and 2015, respectively. The net cash provided by investing activities is expected to vary from quarter to quarter depending on market conditions and management's ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was approximately $5.3 million for the nine-month periods ended September 30, 2016 and 2015.

UTG is a holding Company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the Company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on Management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  At September 30, 2016, substantially all of the consolidated shareholders' equity represented net assets of its subsidiary.  The Company's insurance subsidiary has maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance Company dividend payments where the Company is domiciled.  No dividends were paid to shareholders in 2015 or the nine-month period ended September 30, 2016.

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

UTG, INC.
(Registrant)

Date:	November 14, 2016	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	November 14, 2016	By	/s/ Theodore C. Miller
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