Form 10-K
period 2016-12-31
UTG INC
filed 2017-03-28
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [ ] No [X]

As of June 30, 2016, shares of the Registrant’s common stock held by non-affiliates (based upon the price of the last sale of $14.85 per share), had an aggregate market value of approximately $18,680,127.

At February 15, 2017 the Registrant had 3,349,927 outstanding shares of common stock, stated value $.001 per share.

Documents incorporated by reference: None

UTG, Inc.
Form 10-K
Year Ended December 31, 2016

Forward-Looking Statements

This report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. We have based our forward-looking statements on our current expectations and projections about future events. Our forward-looking statements include information about possible or assumed future results of operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as the growth of our business and operations, our business strategy, competitive strengths, goals, plans, future capital expenditures and references to future successes may be considered forward-looking statements. Also, when we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “probably,” or similar expressions, we are making forward-looking statements.

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

PART I

Item 1. Business

Business Overview

UTG, Inc. (the "Registrant", “Company” or “UTG”) is an insurance holding company incorporated in the state of Delaware in 2005. Its primary direct subsidiary is Universal Guaranty Life Insurance Company (“UG”). The Registrant and its primary subsidiary have only one significant segment, insurance.  The Company’s dominant business is individual life insurance, which includes the servicing of existing insurance business in-force, the acquisition of other companies in the insurance business, and the administration processing of life insurance business for other entities.

The holding company has no significant business operations of its own and relies on fees, dividends and other distributions from its operating subsidiary as the principal source of cash flows to meet its obligations.  Additional information regarding the cash flow and liquidity needs of the holding company can be found in the Liquidity and Capital Resources section of the Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

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

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC, a Kentucky corporation, (“FSF”) and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At December 31, 2016, Mr. Correll owns or controls directly and indirectly approximately 63.75% of UTG’s outstanding stock.

UTG’s website is: www.utgins.com. Information regarding the Company, including recent filings with the Securities and Exchange Commission, are accessible via this website.

Insurance

UG’s product portfolio consists of a limited number of life insurance product offerings. All of the products are individual life insurance products, with design variations from each other to provide choices to the customer. These variations generally center around the length of the premium paying period, length of the coverage period and whether the product accumulates cash value or not.

While the Company does not actively sell any new policies today, it has the following product available for issue:

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

The Company's reinsured business is ceded to numerous reinsurers.  The Company monitors the solvency of its reinsurers in seeking to minimize the risk of loss in the event of a failure by one of the parties.  The Company is primarily liable to the insureds even if the reinsurers are unable to meet their obligations.  The primary reinsurers of the Company are large, well-capitalized entities.  See Note 4 – Reinsurance in the Notes to the Consolidated Financial Statements for additional information regarding the Company’s reinsurance activities.

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
The following table summarizes the Company's fixed maturities distribution at December 31, 2016 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

Rating	2016
Investment Grade
AAA	3%
AA	20%
A	33%
BBB	26%
Below Investment Grade	18%
100%

The following table shows the composition, average maturity and average yield on the average carrying value of the Company's investment portfolio at December 31, 2016.

	Average
	Carrying	Average	Average
Investments	Value	Maturity	Yield

Fixed maturities held for sale	$186,179,408	11.4 years	4.95%
Equity securities	48,696,222	Not applicable	2.86%
Trading securities	(13,774)	Not applicable	(226.94)%
Mortgage loans	18,173,651	5.73 years	9.98%
Investment real estate	52,394,541	Not applicable	3.55%
Notes receivable	13,737,196	Not applicable	10.62%
Policy loans	10,377,189	Not applicable	5.96%
Cash, cash equivalents and short term	13,489,582	On demand	0.17%
Total Investments	$343,034,015		5.15%

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

Approximately 12% and 30% of the mortgage loan portfolio consists of discounted commercial mortgage loans as of December 31, 2016 and December 31, 2015, respectively. The Company began purchasing discounted commercial mortgage loans in 2009.  Management has extensive background and experience in the analysis and valuation of commercial real estate. The discounted loans are available through the FDIC’s sale of assets of closed banks and from banks wanting to reduce their loan portfolios.  The loans are available on a loan by loan bid process.  Once a loan has been acquired, contact is made with the appropriate individuals to begin a dialog with a goal of determining the borrower’s willingness to work together.  There are generally three paths a discounted loan will take:  the borrowers pay as required; a settlement is reached with the loan being paid off at a discounted value; or the loan is foreclosed.

During 2016 and 2015, the Company acquired approximately $6.9 million and $10.4 million in mortgage loans, respectively, including both regular participation mortgage loans as well as discounted mortgage loans.  FSNB services a majority of the mortgage loan portfolio of the Company.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

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

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquired the discounted mortgage loans at below contract value, and believes that it will fully recover its carrying value upon disposal, therefore no reserve for delinquent loans is deemed necessary.  The loan portfolio since purchase is performing very well with a majority of the loans currently paying.  Those not currently paying are being vigorously worked by Management.  The current discounted commercial mortgage loan portfolio has an average price of 32% of face value and Management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.  The mortgage loan reserve was $0 at December 31, 2016 and 2015.

The following table shows a distribution of the Company’s mortgage loans and discounted mortgage loans by type as of December 31, 2016:

Mortgage Loans	Amount	% of Total

Farm – all other	$149,944	1%
Commercial – all other	16,598,651	89%
Residential – all other	1,828,777	10%
Total	$18,577,372	100%

The following table shows a geographic distribution of the Company’s mortgage loan portfolio including discounted mortgage loans and investment real estate as of December 31, 2016:

	Mortgage Loans	Real Estate
Alabama	4%	0%
Arizona	11%	2%
California	0%	1%
Florida	9%	21%
Georgia	23%	6%
Kentucky	24%	25%
Nevada	0%	5%
South Carolina	0%	3%
Texas	0%	22%
Tennessee	16%	2%
West Virginia	13%	13%
Total	100%	100%

See Note 2 – Investments in the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis for additional information regarding the Company’s investments.

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

Insurance - Insurance companies are subject to regulation and supervision in the states in which they do business.  Generally the state supervisory agencies have broad administrative powers relating to granting and revoking licenses to transact business, licensing agents, approving policy forms, regulating trade practices, approving certain premium rates, setting minimum reserve and loss ratio requirements, determining the form and content of required financial statements, and prescribing the type and amount of investments permitted.  Insurance companies are also required to file detailed annual reports with supervisory agencies, and records of their business are subject to examination at any time.  Under the rules of the National Association of Insurance Commissioners (“NAIC”), insurance companies are examined periodically by one or more of the supervisory agencies.

Risk-Based Capital - The NAIC requires a risk-based capital formula be applied to all life and health insurers. The risk-based capital formula is a threshold formula rather than a target capital formula. It is designed only to identify companies that require regulatory attention and is not to be used to rate or rank companies that are adequately capitalized. UTG’s insurance subsidiary, UG, is more than adequately capitalized under the risk-based capital formula.

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

Personnel

At December 31, 2016, UTG and its subsidiaries had 46 full-time employees located in Kentucky and Illinois.  UTG’s operations are headquartered in Stanford, Kentucky.

Item 1A. Risk Factors

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore does not have to provide the information required by this item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company owns an office complex in Springfield, Illinois, which houses a portion of the insurance operations.  The office buildings in this complex contain 57,000 square feet of office and warehouse space. Excess space in Springfield, IL is currently being marketed for lease.

As part of the administrative transition of the Company from Springfield, IL to Stanford, KY, the Company leases space in the Stanford, KY from an affiliate, FSNB, to house insurance operations.  The Company rents approximately 8,000 square feet of office space and pays $2,000 per month in rent.

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

	2016		2015

Period	High	Low	High	Low

First quarter	16.05	14.26	14.25	13.05
Second quarter	16.05	14.55	15.99	13.50
Third quarter	16.05	14.85	19.00	14.80
Fourth quarter	17.75	16.05	17.00	14.36

UTG has not declared or paid any dividends on its common stock in the past two fiscal years, and has no current plans to pay dividends on its common stock as it intends to retain all earnings for investment in and growth of the Company’s business.  See Note 9 – Shareholders’ Equity in the Notes to the Consolidated Financial Statements for information regarding dividend restrictions, including applicable restrictions on the ability of the Company’s life insurance subsidiary to pay dividends.

As of February 15, 2017 there were 6,129 record holders of UTG common stock.

Purchases of Equity Securities

The following table provides information with respect to purchases we made of our common stock during the three months ended December 31, 2016 and total repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
Oct. 1 through Oct. 31, 2016	8,092	$16.19	8,092	N/A	$2,767,343
Nov. 1 through Nov. 30, 2016	0	$0	0	N/A	$2,767,343
Dec. 1 through Dec. 31, 2016	267	$16.00	267	N/A	$2,763,071
Total	8,359		8,359

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. At a meeting of the Board of Directors on June 15, 2016, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG’s common stock and on July 14, 2016, the Board of Directors again increased the amount available by an additional $4.5 million, for a total repurchase of $14.5 million. Repurchased shares are available for future issuance for general corporate purposes. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2016, the Company repurchased approximately 370,000 shares through the stock repurchase program for approximately $5.4 million. Through December 31, 2016, UTG has spent approximately $11.9 million in the acquisition of approximately 1,059,000 shares under this program.

On July 22, 2016, the Company entered in to an agreement to acquire 300,000 shares of its outstanding common stock from a shareholder that owned approximately 8% of the Company’s outstanding common stock. The purchase price per share was $14.50 and was paid with cash and the issuance of promissory notes.  The acquisition was made under the Company’s stock buy-back program. As part of this transaction, two promissory notes totaling $2.9 million were issued. The notes require principal payments of one half of the note value to be paid one year from the date of purchase and the other one half to be paid two years from the date of purchase. The notes bear interest at 0%. See Note 7 – Credit Arrangements in the Notes to the Consolidated Financial Statements for additional information regarding this transaction.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s discussion and analysis of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively with the Parent, the “Company”) for the years ended December 31, 2016 and 2015. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Cautionary Statement Regarding Forward-Looking Statements

This report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. We have based our forward-looking statements on our current expectations and projections about future events. Our forward-looking statements include information about possible or assumed future results of operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as the growth of our business and operations, our business strategy, competitive strengths, goals, plans, future capital expenditures and references to future successes may be considered forward-looking statements. Also, when we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “probably,” or similar expressions, we are making forward-looking statements.

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

Overview

UTG, Inc., a Delaware corporation, is a life insurance holding company.  The Company’s dominant business is individual life insurance, which includes the servicing of existing insurance policies in-force, the acquisition of other companies in the life insurance business, the acquisition of blocks of business and the administration and processing of life insurance business for other entities.

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

Valuation of Securities – The Company’s investment portfolio consists of fixed maturities, equity securities, trading securities, mortgage loans and real estate to provide funding of future policy contractual obligations.  The Company’s fixed maturities and equity securities are classified as available-for-sale.  Available-for-sale investments are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.

The Company’s trading securities are carried at fair value with unrealized gains and losses reported in income in the Consolidated Statements of Operations. Fair value is the price that the Company would expect to receive upon sale of the asset in an orderly transaction.

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

While the available-for-sale securities are generally expected to be held to maturity, they are classified as available-for-sale and are sold periodically to manage risk. Although a majority of the investment portfolio is classified as available-for-sale, the Company has the ability and intent to hold the securities until maturity. See Note 2 – Investments in the Notes to the Consolidated Financial Statements for detailed disclosures regarding the Company’s investment portfolio.

Impairment of Investments – The Company continually monitors the investment portfolio for investments that have become impaired in value; where fair value has declined below carrying value.  While the value of the investments in the Company’s portfolio continuously fluctuate due to market conditions, an other-than-temporary impairment charge is recorded only when a security has experienced a decline in fair market value which is deemed to be other than temporary.  The policies and procedures the Company uses to evaluate and account for impairments of investments are disclosed in Note 1 – Summary of Significant Accounting Policies and Note 2 – Investments in the Notes to the Consolidated Financial Statements. The Company makes every effort to appropriately assess the status and value of the securities with the information available regarding an other-than-temporary impairment. However, it is difficult to predict the future prospects of a distressed or impaired security.

Deferred Income Taxes – The provision for deferred income taxes is based on the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized by applying enacted statutory tax rates to temporary differences between amounts reported in the Consolidated Financial Statements and the tax basis of existing assets and liabilities. A valuation allowance is recognized for the portion of deferred tax assets that, in Management's judgment, is not likely to be realized. The effect on deferred income taxes of a change in tax rates or laws is recognized in income tax expense in the period that includes the enactment date.  Refer to Note 1 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements for detailed information regarding the Company’s significant accounting policies.

Results of Operations

On a consolidated basis, the Company had net income attributable to common shareholders of $1.2 million and $917,000 in 2016 and 2015, respectively.  In 2016, income before income taxes was $2.1 million compared to $273,000 in 2015.  Total revenue was $27.8 million in 2016 and $28.8 million in 2015.

One-time events, primarily reflected in realized gains, comprise a substantial portion of the net income and revenue reported by the Company during 2016 and 2015.  The magnitude of realized investment gains and losses in a given year is a function of the timing of trades of investments relative to the markets themselves as well as the recognition of any impairments on investments.  Future earnings will be significantly negatively impacted should earnings from these one-time items not be realizable in a future period.  While Management believes there remain additional investments with such one-time earnings, when or if realized remains uncertain.

Total benefits and other expenses paid in 2016 were $25.7 million compared to $28.5 million in 2015.

Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased approximately 15% when comparing 2016 to 2015.  The Company writes very little new business. Unless the Company acquires a new company or a block of in-force business, Management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience. The Company’s average persistency rate for all policies in-force for 2016 and 2015 was approximately 96.6% and 96.2%, respectively.  Persistency is a measure of insurance in-force retained in relation to the previous year.

The following table reflects net investment income of the Company for the years ended December 31:

	2016	2015

Fixed maturities	$9,217,413	$8,559,938
Equity securities	1,393,816	1,708,786
Trading securities	31,259	(429,161)
Mortgage loans	1,814,499	5,700,492
Real estate	1,862,400	1,474,726
Notes receivable	1,458,878	787,658
Policy loans	618,775	720,544
Cash and cash equivalents	14,583	681
Short-term	7,877	699,357
Total consolidated investment income	16,419,500	19,223,021
Investment expenses	(3,474,952)	(3,663,086)
Consolidated net investment income	$12,944,548	$15,559,935

The Company’s gross investment income and net investment income were down approximately 15% and 17%, respectively, when comparing the current and prior year results. Investment expenses were down approximately 5% when comparing the current and prior year results. The variance in investment income, when comparing the current and prior year results, is attributable to fluctuations in the earnings of the majority of the various investment types.

During 2016, income was notably higher in the following portfolios, compared to the prior year in the fixed maturities and notes receivable investment portfolios. Income from the fixed maturities investment portfolio was up approximately 8%, compared to the prior year, and is the result of the Company holding certain higher yielding fixed maturity securities during 2016. The notes receivable investment portfolio produced income of approximately $1.5 million, an increase of 85%, compared to the prior year.  During 2016, the Company increased its note receivable holdings by approximately 59%, and as a result, additional income was earned.

During 2016, the Company recognized a small amount of income from trading securities. In the prior year the Company recognized a loss from trading securities as a result of a decline in the value of the exchange-traded equity security that was reclassified as available for sale during the second half of 2015.

Investment income from equity securities, mortgage loans and short-term investments was down in 2016 as compared to 2015 results.  While income from equity securities was less in 2016, as compared to 2015, overall, it appears reasonable and comparable to the prior year. Income from the mortgage loan portfolio was down approximately 68%, when comparing 2016 and 2015 activity.  This is the result of the continued pay off of loans within the portfolio, particularly the discounted mortgage loans that in recent periods provided significant earnings.

For a period of time, during 2016, the Company held one short term investment, which provided a small amount of income for the Company. During 2015, the Company financed a short-term note receivable. The note was fully repaid during the fourth quarter of 2015 and the Company recognized income of approximately $443,000 at the time of payoff.

The following table reflects net realized investment gains (losses) for the years ended December 31:

	2016	2015

Fixed maturities available for sale	$1,360,235	$1,248,240
Equity securities	1,582,611	780,396
Real estate	4,934,566	5,968,558
Equity securities – OTTI	0	(3,515,700)
Real estate – OTTI	0	(54,901)
Notes receivable – OTTI	(465,754)	0
Consolidated net realized investment gains	$7,411,658	$4,426,593

The Company recognized approximately $3 million more in net realized gains in 2016 as compared to 2015. Gains from fixed maturities were comparable from year to year. The gains from equity securities were up approximately $800,000 and are the result of selling certain equity securities.

The 2016 realized gains from real estate are mainly attributable to the sale of two real estate parcel, which produced realized gains of approximately $4.4 million. During 2015, the realized gains from real estate were mainly attributable to the sale of three real estate parcels, which produced net gains of approximately $5 million.  Gains from the sale of real estate are the result of one-time events and are expected to vary from year to year.

During 2016 and 2015, realized gains were offset by other-than-temporary impairments of approximately $467,000 and $3.6 million, respectively.  The other-than-temporary impairments were taken as a result of Management’s assessment and consideration of the length of time the securities have remained in an unrealized loss position and as a result of management’s analysis and determination of value.  The investments were written down to better reflect their current estimated fair value.

In summary, the Company’s basis for future revenue is expected to come from the following primary sources: Conservation of business currently in-force, the maximization of investment earnings and the acquisition of other companies or policy blocks in the life insurance business. Management has placed a significant emphasis on the development of these revenue sources to enhance these opportunities.

Expenses

The Company reported total benefits and other expenses of $25.7 million and $28.5 million for the twelve-month period ended December 31, 2016 and 2015, respectively. Benefits, claims and settlement expenses represented approximately 69% and 66% of the Company’s total expenses for 2016 and 2015, respectively.  The other major expense category of the Company is operating expenses, which represented 28% and 31% of the Company’s total expenses for 2016 and 2015, respectively.

Benefits, claims and settlement expenses, net of reinsurance benefits, decreased approximately 6% in 2016 compared to 2015.  The decrease primarily relates to changes in the Company’s death claim experience.  Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

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

Operating expenses decreased approximately 18% in 2016 compared to 2015.  When analyzing 2016 and 2015 operating expenses, expenses were down slightly in the majority of the categories.  The salaries and charitable contribution expense categories recognized the largest decrease when comparing current and prior year activity. The decrease in salary expense is the result of changes in staffing. Charitable contributions are a function of the Company’s earnings.

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

Net amortization of cost of insurance acquired decreased approximately 4% when comparing current and prior year activity.  Cost of insurance acquired is established when an insurance company is acquired or when the Company acquires a block of in-force business.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The Company utilizes a 12% discount rate on the remaining unamortized business.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.  This expense is expected to decrease, unless the Company acquires a new block of business.

During 2015, Management determined it was in the Company’s best long term interest to relocate its main operations from Springfield, Illinois to Stanford, Kentucky. The Company’s majority shareholder, Jess Correll, headquarters his other operating entities in Stanford, Kentucky.  Management believes this move will provide the Company with significant synergies, improve efficiencies and reduce overall operating expenses.  The relocation was substantially complete as of December 31, 2016.

Effective January 1, 2017, the Company and FSNB began sharing certain services. The shared services focuses on departments commonly utilized by both organizations such as Financial Accounting, Human Resources and Information Technology.

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

The following table reflects, by investment category, the investments held by the Company as of December 31:

	2016	As a % of Total Investments	As a % of Total Assets

Fixed maturities	$187,239,718	55%	47%
Trading securities	2,500	0%	0%
Equity securities	51,707,103	15%	13%
Mortgage loans	18,577,372	5%	5%
Real estate	57,138,980	17%	14%
Notes receivable	16,876,485	5%	4%
Policy loans	10,070,134	3%	3%
Total investments	$341,612,292	100%	86%

	2015	As a % of Total Investments	As a % of Total Assets

Fixed maturities	$185,119,097	58%	49%
Equity securities	45,685,340	15%	12%
Mortgage loans	17,769,930	6%	5%
Real estate	47,650,102	15%	13%
Notes receivable	10,597,907	3%	3%
Policy loans	10,684,244	3%	3%
Total investments	$317,506,620	100%	85%

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

The Company’s total investments represented 86% and 85% of the Company’s total assets as of December 31, 2016 and 2015, respectively. Fixed maturities consistently represented a substantial portion, 55% and 58%, respectively, of the total investments during 2016 and 2015.  The overall investment mix, as a percentage of total investments, remained fairly consistent when comparing the investments held as of December 31, 2016 and 2015.

As of December 31, 2016, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market value, with changes in market value charged directly to the other comprehensive component of shareholders' equity.  Changes in the market value of available for sale securities resulted in net unrealized gains of approximately $22.4 million during 2016 and net unrealized losses of approximately $(7.2) million during 2015. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the market place.

During 2015, the trading securities asset balance decreased while the equity securities balance increased. As disclosed in Note 2 - Investment of the Consolidated Financial Statements, as of June 30, 2015, the Company reclassified its remaining exchange-traded equity trading security to the available for sale category. The fair value of the security at the time of the reclassification was $3,224,000.  Trading securities are purchased and held primarily for purposes of selling them in the near term and reflect active and frequent buying and selling. Management analyzed the recent buying and selling activity related to the exchange-traded equity and deemed the available for sale category to better reflect Management’s intent for this security going forward. Through June 30, 2015, unrealized gains and losses from this exchange-traded equity were recorded as a component of earnings. Going forward unrealized gains/losses are reported as a component of comprehensive income.

Management continues to view the Company’s investment portfolio with utmost priority. Significant time has been spent internally researching the Company’s risk and communicating with outside investment advisors about the current investment environment and ways to ensure preservation of capital and mitigate losses.  Management has put extensive efforts into evaluating the investment holdings.  Additionally, members of the Company’s Board of Directors and investment committee have been solicited for advice and provided with information.  Management reviews the Company’s entire portfolio on a security level basis to be sure all understand our holdings, potential risks and underlying credit supporting the investments.  Management intends to continue its close monitoring of its bond holdings and other investments for additional deterioration or market condition changes.  Future events may result in Management’s determination that certain current investment holdings may need to be sold which could result in gains or losses in future periods.  Such future events could also result in other than temporary declines in value that could result in future period impairment losses.

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

Liquidity

Liquidity provides the Company with the ability to meet on demand the cash commitments required by its business operations and financial obligations.  The Company’s liquidity is primarily derived from a portfolio of marketable securities and line of credit facilities.  The Company has two principal needs for cash – the insurance company’s contractual obligations to policyholders and the payment of operating expenses.

Parent Company Liquidity

UTG is a holding company that has no day-to-day operations of its own.  Cash flows from UTG’s insurance subsidiary, UG, are used to pay costs associated with maintaining the Company in good standing with states in which it does business and purchasing outstanding shares of UTG stock.  UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  As of December 31, 2016 and 2015, substantially all of the consolidated shareholders’ equity represents net assets of its subsidiaries.  In 2016, the Parent company received $1 million in dividends from its insurance subsidiary and $4 million in 2015. Certain restrictions exist on the payment of dividends from the insurance subsidiary to the Parent company.  For further information regarding the restrictions on the payment of dividends by the insurance subsidiary, see Note 9 – Shareholders’ Equity in the Notes to the Consolidated Financial Statements.  Although these restrictions exist, dividend availability from the insurance subsidiary has historically been sufficient to meet the cash flow needs of the Parent company.

Insurance Subsidiary Liquidity

Sources of cash flows for the insurance subsidiary primarily consist of premium and investment income.  Cash outflows from operations include policy benefit payments, administrative expenses, taxes and dividends to the Parent company.

Short-Term Borrowings

An additional source of liquidity to the Parent company and its subsidiaries is the line of credit facilities extended to them. As of December 31, 2016 and 2015, the Company and its subsidiaries had available $18 million in line of credit facilities. For additional information regarding the line of credit facilities, see Note 7 – Credit Arrangements in the Notes to the Consolidated Financial Statements.

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

Consolidated Liquidity

Cash used in operating activities was approximately $11.4 million and $11.1 million in 2016 and 2015, respectively.  Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline.  Management anticipates future cash flows from operations to remain similar to historic trends.

During 2016, the Company’s investing activities provided net cash of approximately $16.7 million.  During 2015, the Company’s investing activities provided net cash of approximately $13.6 million.  Proceeds from investments sold decreased approximately 15% or $12 million when comparing 2016 to 2015. Investment purchases decreased approximately 21% or $13.7 million. The net cash provided by investing activities is expected to vary from year to year depending on market conditions and management’s ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was approximately $2 million and $6 million during 2016 and 2015, respectively. On July 22, 2016, the Company entered in to an agreement to acquire 300,000 shares of its outstanding common stock from a shareholder that owned approximately 8% of the Company’s outstanding common stock.  The acquisition was made under the Company’s stock buy-back program. As part of this transaction, two promissory notes totaling $2.9 million were issued. The notes require principal payments of one half of the note value to be paid one year from the date of purchase and the other one half to be paid two years from the date of purchase. The notes bear interest at 0%.

During 2015, the Company made principal payments on its outstanding debt of approximately $4.4 million and as of December 31, 2015 the Company had no debt outstanding with third parties.

The Company had cash and cash equivalents of approximately $15.2 million and $11.8 million as of December 31, 2016 and 2015, respectively.  The Company has a portfolio of marketable fixed and equity securities that are available for sale, if an unexpected event were to occur.  These securities had a fair value of approximately $239 million and $231 million at December 31, 2016 and 2015, respectively. However, the strong cash flows from investing activities, investment maturities and the availability of the line of credit facilities make it unlikely that the Company would need to sell securities for liquidity purposes.  See Note 2 – Investments in the Notes to the Consolidated Financial Statements for detailed disclosures regarding the Company’s investment portfolio.

Management believes the overall sources of liquidity available will be sufficient to satisfy its financial obligations.

Capital Resources

The Company’s capital structure consists of short-term debt, long-term debt and shareholders’ equity. A complete analysis and description of the short-term and long-term debt issues outstanding as of December 31, 2016 and 2015 are presented in Note 7 – Credit Arrangements in the Notes to the Consolidated Financial Statements.

The Company had $2.9 million of outstanding debt as of December 31, 2016 and $0 as of December 31, 2015.  On July 22, 2016, the Company entered in to an agreement to acquire 300,000 shares of its outstanding common stock from a shareholder that owned approximately 8% of the Company’s outstanding common stock.  The acquisition was made under the Company’s stock buy-back program. As part of this transaction, two promissory notes totaling $2.9 million were issued. The notes require principal payments of one half of the note value to be paid one year from the date of purchase and the other one half to be paid two years from the date of purchase. The notes bear interest at 0%.  See Note 7 – Credit Arrangements in the Notes to the Consolidated Financial Statements for detailed disclosures regarding the Company’s notes payable.

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

At December 31, 2016, UG has a ratio of approximately 4.97, which is 497% of the authorized control level.  Accordingly, the Company meets the RBC requirements.

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. At a meeting of the Board of Directors on June 15, 2016, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG’s common stock and on July 14, 2016, the Board of Directors again increased the amount available by an additional $4.5 million, for a total repurchase of $14.5 million. Repurchased shares are available for future issuance for general corporate purposes. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2016, the Company repurchased approximately 370,172 shares through the stock repurchase program for $5,432,195. Through December 31, 2016, UTG has spent approximately $11.9 million in the acquisition of approximately 1,059,000 shares under this program.

As mentioned in Note 7 above, on July 22, 2016 the Company entered in to an agreement to acquire 300,000 shares of its outstanding common stock from a shareholder that owned approximately 8% of the Company’s outstanding common stock. The purchase price per share was $14.50 was derived through private negotiation. The purchase was paid with cash and the issuance of promissory notes.

Shareholders’ equity was approximately $94 million and $77 million as of December 31, 2016 and 2015, respectively. Total shareholders' equity increased approximately 22% in 2016 compared to 2015.  The increase is primarily attributable to the change in accumulated other comprehensive income (loss). As of December 31, 2016, the Company reported an accumulated other comprehensive income of approximately $20.4 million and accumulated other comprehensive loss of approximately $1.2 million as of December 31, 2015. The change in accumulated other comprehensive income (loss) is mainly attributable to the net unrealized holding gains of approximately $22.4 million during 2016 compared to net unrealized holding losses of $7.2 million reported during 2015. As previously discussed in the above in the Financial Condition – Investment Information section of the MD&A, the variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the market place.

The Company's investments provide sufficient return to cover future obligations. The Company carries all of its fixed maturity holdings as available for sale, which are reported in the Consolidated Financial Statements at their fair value.

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

We have audited the accompanying consolidated balance sheets of UTG, Inc. and subsidiaries (a Delaware corporation, the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2016. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UTG, Inc. and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

St. Louis, Missouri
March 28, 2017

UTG, Inc.
Consolidated Balance Sheets
As of December 31, 2016 and 2015

ASSETS

	2016	2015

Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $170,595,860 and $188,647,671)	$187,239,718	$185,119,097
Equity securities, at fair value (cost $37,014,712 and $43,954,737)	51,707,103	45,685,340
Trading securities, at fair value (cost $70,690 and $0)	2,500	0
Mortgage loans on real estate at amortized cost	18,577,372	17,769,930
Investment real estate	57,138,980	47,650,102
Notes receivable	16,876,485	10,597,907
Policy loans	10,070,134	10,684,244
Total investments	341,612,292	317,506,620

Cash and cash equivalents	15,156,548	11,822,615
Accrued investment income	2,872,850	2,821,338
Reinsurance receivables:
Future policy benefits	26,974,819	27,462,830
Policy claims and other benefits	3,952,465	3,553,978
Cost of insurance acquired	7,267,397	8,140,379
Property and equipment, net of accumulated depreciation	1,564,944	2,016,611
Income taxes receivable	1,223,682	619,043
Other assets	1,476,356	3,283,681
Total assets	$402,101,353	$377,227,095

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policy benefits	$263,844,559	$269,119,859
Policy claims and benefits payable	3,889,572	3,759,565
Other policyholder funds	428,769	457,774
Dividend and endowment accumulations	14,504,583	14,233,644
Deferred income taxes	15,459,049	3,405,467
Notes payable	2,900,000	0
Trading securities, at fair value (proceeds $181,159 and $108,881)	1,439	28,609
Other liabilities	6,771,540	9,234,675
Total liabilities	307,799,511	300,239,593

Shareholders' equity:
Common stock - no par value, stated value $0.001 per share. Authorized 7,000,000 shares - 3,349,927 and shares issued and outstanding	3,350	3,699
Additional paid-in capital	37,878,712	43,002,670
Retained earnings	34,230,307	33,062,282
Accumulated other comprehensive income (loss)	20,353,692	(1,183,552)
Total UTG shareholders' equity	92,466,061	74,885,099
Noncontrolling interest	1,835,781	2,102,403
Total shareholders' equity	94,301,842	76,987,502
Total liabilities and shareholders' equity	$402,101,353	$377,227,095
See accompaning notes.

UTG, Inc.
Consolidated Statements of Operations
As of December 31, 2016 and 2015

	2016	2015

Revenues:

Premiums and policy fees	$9,742,849	$11,164,857
Reinsurance premiums and policy fees	(2,853,741)	(3,090,503)
Net investment income	12,944,548	15,559,935
Other income	591,919	707,069
Revenues before realized gains (losses)	20,425,575	24,341,358
Realized investment gains (losses), net:
Other-than-temporary impairments	(465,754)	(3,570,601)
Other realized investment gains, net	7,877,412	7,997,194
Total realized investment gains, net	7,411,658	4,426,593
Total revenues	27,837,233	28,767,951

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life	18,657,060	20,245,920
Ceded reinsurance benefits and claims	(2,517,075)	(2,919,064)
Annuity	1,120,684	996,485
Dividends to policyholders	432,150	446,567
Commissions	(139,167)	(168,533)
Amortization of cost of insurance acquired	872,982	907,605
Operating expenses	7,288,133	8,916,771
Interest expense	0	68,876
Total benefits and other expenses	25,714,767	28,494,627

Income before income taxes	2,122,466	273,324
Income tax benefit (expense)	(666,181)	932,715

Net income	1,456,285	1,206,039

Net income attributable to noncontrolling interest	(288,260)	(289,419)

Net income attributable to common shareholders:	$1,168,025	$916,620

Amounts attributable to common shareholders:

Basic income per share	$0.33	$0.25

Diluted income per share	$0.33	$0.25

Basic weighted average shares outstanding	3,537,394	3,704,322

Diluted weighted average shares outstanding	3,537,394	3,704,322
See accompanying notes.

UTG, Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2016 and 2015

	2016	2015

Net Income	$1,456,285	$1,206,039

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	34,494,457	(11,117,183)
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	(12,073,060)	3,891,014
Unrealized holding gains (losses) arising during period, net of tax	22,421,397	(7,226,169)

Less reclassification adjustment for gains included in net income	(1,360,235)	(1,248,241)
Tax expense for gains included in net income	476,082	436,884
Reclassification adjustment for gains included in net income, net of tax	(884,153)	(811,357)
Subtotal: Other comprehensive income (loss), net of tax	21,537,244	(8,037,526)

Comprehensive income (loss)	22,993,529	(6,831,487)

Less comprehensive income attributable to no controlling interest	(288,260)	(289,419)

Comprehensive income (loss) attributable to UTG, Inc.	$22,705,269	$(7,120,906)
See accompanying notes.

UTG, Inc.
Consolidated Statements of Shareholders' Equity

Year ended December 31, 2016	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interest	Total Shareholders' Equity

Balance at January 1, 2016	$3,699	$43,002,670	$33,062,282	$(1,183,552)	$2,102,403	$76,987,502
Common stock issued during year	21	307,866	0	0	0	307,887
Treasury shares acquired	(370)	(5,431,824)	0	0	0	(5,432,194)
Net income attributable to common shareholders	0	0	1,168,025	0	0	1,168,025
Unrealized holding gain on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	21,537,244	0	21,537,244
Contributions	0	0	0	0	83,696	83,696
Distributions	0	0	0	0	(638,578)	(638,578)
Gain attributable to noncontrolling interest	0	0	0	0	288,260	288,260
Balance at December 31, 2016	$3,350	$37,878,712	$34,230,307	$20,353,692	$1,835,781	$94,301,842

Year ended December 31, 2015	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2015	$3,706	$43,122,944	$32,145,662	$6,853,974	$1,446,314	$83,572,600
Common stock issued during year	19	254,908	0	0	0	254,927
Treasury shares acquired	(26)	(375,182)	0	0	0	(375,208)
Net income attributable to common shareholders	0	0	916,620	0	0	916,620
Unrealized holding loss on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(8,037,526)	0	(8,037,526)
Contributions	0	0	0	0	1,124,217	1,124,217
Distributions	0	0	0	0	(757,547)	(757,547)
Gain attributable to noncontrolling interest	0	0	0	0	289,419	289,419
Balance at December 31, 2015	$3,699	$43,002,670	$33,062,282	$(1,183,552)	$2,102,403	$76,987,502
See accompanying notes.

UTG, INC.
Consolidated Statements of Cash Flows
As of December 31, 2016 and 2015

	2016	2015

Cash flows from operating activities:
Net income attributable to common shares	$1,168,025	$916,620
Adjustments to reconcile net income to net cash used in operating activities
Amortization (accretion) of investments	(457,864)	(2,753,269)
Realized investment gains, net	(7,411,658)	(4,426,593)
Unrealized trading (gains) losses included in income	(31,259)	945,128
Amortization of cost of insurance acquired	872,982	907,605
Depreciation	698,374	814,336
Net income attributable to noncontrolling interest	288,260	289,419
Charges for mortality and administration of universal life and annuity products	(5,588,667)	(6,640,391)
Interest credited to account balances	4,539,416	4,835,215
Change in accrued investment income	(51,512)	(158,473)
Change in reinsurance receivables	89,524	678,391
Change in policy liabilities and accruals	(4,679,857)	(3,132,596)
Change in income taxes receivable (payable)	(604,639)	(2,552,286)
Change in other assets and liabilities, net	(207,312)	(871,642)
Net cash used in operating activities	(11,376,187)	(11,148,536)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	30,355,159	22,484,522
Equity securities available for sale	13,785,226	8,087,827
Trading securities	72,279	125,774
Mortgage loans	7,047,158	20,140,224
Real estate	11,142,322	19,829,665
Notes receivable	4,463,966	0
Policy loans	723,317	3,102,284
Short-term investments	0	4,482,329
Total proceeds from investments sold and matured	67,589,427	78,252,625
Cost of investments acquired:
Fixed maturities available for sale	(11,404,577)	(21,733,834)
Equity securities available for sale	(5,262,588)	(12,278,232)
Trading securities	(70,690)	(463,895)
Mortgage loans	(6,935,273)	(13,774,698)
Real estate	(15,935,233)	(8,650,084)
Notes receivable	(11,208,299)	(4,985,347)
Policy loans	(109,207)	(2,682,043)
Short-term investments	0	(100,149)
Total cost of investments acquired	(50,925,867)	(64,668,282)
Purchase of property and equipment	0	0
Net cash provided by investing activities	16,663,560	13,584,343

Cash flows from financing activities:
Policyholder contract deposits	5,087,358	5,189,311
Policyholder contract withdrawals	(4,261,609)	(5,514,232)
Proceeds from notes payable/line of credit	2,900,000	0
Payments of principal on notes payable/line of credit	0	(4,400,000)
Purchase of treasury stock	(5,124,307)	(120,281)
Non controlling contributions/(distributions) of consolidated subsidiary	(554,882)	254,567
Net cash used in financing activities	(1,953,440)	(4,590,635)

Net decrease in cash and cash equivalents	3,333,933	(2,154,828)
Cash and cash equivalents at beginning of year	11,822,615	13,977,443
Cash and cash equivalents at end of year	$15,156,548	$11,822,615
See accompanying notes.

UTG, Inc.
Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Business – UTG, Inc. is an insurance holding company. The Company’s dominant business is individual life insurance, which includes the servicing of existing insurance in-force and the acquisition of other companies in the life insurance business. UTG and its subsidiaries are collectively referred to as the “Company”.

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At December 31, 2016, Mr. Correll owns or controls directly and indirectly approximately 63.75% of UTG’s outstanding stock.

UTG’s life insurance subsidiary has several wholly-owned and majority-owned subsidiaries. The subsidiaries were formed to hold certain real estate and other investments. The investments were placed into the limited liability companies and partnerships to provide additional protection to the policyholders and to UG.

Basis of Presentation – The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), under guidance issued by the Financial Accounting Standards Board (“FASB”).  The preparation of financial statements in accordance with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Fair Value – Fair values for cash, short-term investments, short-term debt, receivables and payables approximate carrying value. Fair values for fixed maturities, equity securities and certain other assets are determined in accordance with specific accounting guidance.  Fair values are based on quoted market prices, where available.  Otherwise, fair values are based on quoted market prices of comparable instruments in active markets, quotes in inactive markets, or other observable criteria. Mortgage loans on real estate are estimated using discounted cash flow analyses. Discounted mortgage loans on real estate are reported at original purchase price, which Management believes approximates fair value.  For more specific information regarding the Company’s measurements and procedures in valuing financial instruments, see Note 3 – Fair Value Measurements.

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

Property and Equipment - Company-occupied property, data processing equipment and furniture and office equipment are stated at cost less accumulated depreciation of  $4,779,216 and $4,327,549 at December 31, 2016 and 2015, respectively. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of 3 to 30 years.  Depreciation expense was $451,667 and $459,218 for the years ended December 31, 2016 and 2015, respectively.

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

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges.  Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances.  Interest crediting rates for universal life and interest sensitive products range from 3% to 6% as of December 31, 2016 and 2015.

Policy Claims and Benefits Payable - Policy and contract claims include provisions for reported claims in process of settlement, valued in accordance with the terms of the policies and contracts, as well as provisions for claims incurred and unreported. The estimate of incurred and unreported claims is based on prior experience. The Company makes an estimate after careful evaluation of all information available to the Company.  There is no certainty the stated liability for policy claims and benefits payable, including the estimate for incurred but unreported claims, will be the Company’s ultimate obligation.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax impact attributable to differences between the financial statement book values and tax bases of assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  More information concerning income taxes is provided in Note 6 – Income Taxes.

Earnings Per Share – The objective of both basic earnings per share (“EPS”) and diluted EPS is to measure the performance of an entity over the reporting period.  The Company presents basic and diluted EPS on the face of the Consolidated Statements of Operations. Basic EPS is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted EPS is calculated by adding to shares outstanding the additional net effect of potentially dilutive securities or contracts, such as stock options, which could be exercised or converted into common shares.

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

Recently Issued Accounting Standards

Accounting Standards Update (ASU) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment – The amendments included in ASU 2017-04 eliminate Step 2 from the goodwill impairment test.  The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for public companies for fiscal years beginning after December 15, 2019.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash – The amendments included in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public companies for fiscal years beginning after December 15, 2017.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update (ASU) 2016-17, Consolidation (Topic 810): Interests Held through Related Parties that are Under Common Control – The amendments included in ASU 2016-17 change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity.  If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the amendments require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity.  ASU 2016-17 is effective for public companies for fiscal years beginning after December 15, 2016.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update (ASU) 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory – The amendments included in ASU 2016-16 require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for public companies for fiscal years beginning after December 15, 2017.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments – The amendments included in ASU 2016-15 provide cash flow statement classification guidance for debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective Interest Rate of the Borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public companies for fiscal years beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update (ASU 2016-13), Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments – The amendments included in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better evaluate their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for public companies for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

Accounting Standards Update (ASU 2016-07), Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting – The amendments included in ASU 2016-07 eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. ASU 2016-07 is effective for public companies for fiscal years beginning after December 15, 2016. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update (ASU) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities – The amendments included in ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.  ASU 2016-01 also requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables).  The guidance eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
Accounting Standards Update (ASU) 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes – The amendments included in ASU 2015-17 eliminate the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 is effective for public companies for fiscal years beginning after December 15, 2016. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Investments

Available for Sale Securities – Fixed Maturity and Equity Securities

The following tables provide a summary of fixed maturities available for sale and equity securities by original or amortized cost and estimated fair value:

December 31, 2016	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$9,058,210	$74,581	$(96,981)	$9,035,810
U.S. special revenue and assessments	10,145,531	1,002,789	(14,043)	11,134,277
All other corporate bonds	151,392,119	17,234,691	(1,557,179)	167,069,631
	170,595,860	18,312,061	(1,668,203)	187,239,718
Equity securities	37,014,712	15,214,862	(522,471)	51,707,103
Total	$207,610,572	$33,526,923	$(2,190,674)	$238,946,821

December 31, 2015	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$20,336,681	$1,441,890	$(32,083)	$21,746,488
U.S. special revenue and assessments	1,137,546	7,843	(2,550)	1,142,839
All other corporate bonds	167,173,444	3,762,156	(8,705,830)	162,229,770
	188,647,671	5,211,889	(8,740,463)	185,119,097
Equity securities	43,954,737	2,119,205	(388,602)	45,685,340
Total	$232,602,408	$7,331,094	$(9,129,065)	$230,804,437

The following table provides a summary of fixed maturities by contractual maturity as of  December 31, 2016. Actual maturities could differ from contractual maturities due to call or prepayment provisions:

Fixed Maturities Available for Sale December 31, 2016	Amortized Cost	Estimated Fair Value

Due in one year or less	$8,178,067	$8,350,504
Due after one year through five years	28,138,646	40,984,724
Due after five years through ten years	45,573,480	47,258,739
Due after ten years	88,705,667	90,645,751
Collateralized mortgage obligations	0	0
Total	$170,595,860	$187,239,718

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

The Company held below investment grade investments with an estimated market value of $33,064,563 and $13,352,934 as of December 31, 2016 and 2015, respectively. The investments are all classified as “All other corporate bonds”.

The fair value of investments with sustained gross unrealized losses at December 31, 2016 and 2015 are as follows:

December 31, 2016	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$6,578,248	(96,981)	$0	0	$6,578,248	(96,981)
U.S. special revenue and assessments	974,250	(14,043)	0	0	974,250	(14,043)
All other corporate bonds	50,161,487	(1,408,828)	4,023,510	(148,351)	54,184,997	(1,557,179)
Total fixed maturities	$57,713,985	(1,519,852)	$4,023,510	(148,351)	$61,737,495	(1,668,203)
Equity securities	$4,703,033	(522,471)	$0	0	$4,703,033	(522,471)

December 31, 2015	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	4,966,210	(32,083)	0	0	4,966,210	(32,083)
U.S. special revenue and assessments	984,770	(2,550)	0	0	984,770	(2,550)
All other corporate bonds	$85,734,097	(5,255,276)	$19,400,640	(3,450,554)	$105,134,737	(8,705,830)
Total fixed maturities	$91,685,077	(5,289,909)	$19,400,640	(3,450,554)	$111,085,717	(8,740,463)
Equity securities	$4,741,132	(388,602)	$0	0	$4,741,132	(388,602)

The following table provides additional information regarding the number of securities that were in an unrealized loss position for greater than or less than twelve months:

	Less than 12 months	12 months or longer	Total
As of December 31, 2016
Fixed maturities	25	3	28
Equity securities	3	0	3
As of December 31, 2015
Fixed maturities	40	9	49
Equity securities	9	0	9

Substantially all of the unrealized losses on fixed maturities available for sale at December 31, 2016 and 2015 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The unrealized losses on equity investments were primarily attributable to normal market fluctuations.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of  December 31, 2016 and 2015

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Consolidated Statements of Operations.  Trading securities include exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities are securities sold short. A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  The fair value of derivatives included in trading security assets and trading security liabilities as of  December 31, 2016 was $2,500 and $(1,439), respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2015 was $0 and $(28,609), respectively.  Earnings from trading securities are classified in cash flows from operating activities.  The derivatives held by the Company are for income generation purposes only.

As of June 30, 2015, the Company reclassified its remaining exchange-traded equity trading security to the available for sale category. The fair value of the security at the time of the reclassification was $3,224,000.  Trading securities are purchased and held primarily for purposes of selling them in the near term and reflect active and frequent buying and selling. Management analyzed the recent buying and selling activity related to the exchange-traded equity and deems the available for sale category to better reflect Management’s intent for this security going forward. Through June 30, 2015, unrealized gains and losses from this exchange-traded equity were recorded as a component of earnings. Subsequent unrealized gains/losses are reported as a component of comprehensive income.

The following table reflects trading securities revenue charged to net investment income for the periods ended December 31:

	2016	2015

Net unrealized gains (losses)	$31,259	$(945,128)
Net realized gains (losses)	0	515,967
Net unrealized and realized gains (losses)	$31,259	$(429,161)

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

Approximately 12% and 30% of the mortgage loan portfolio consists of discounted commercial mortgage loans as of December 31, 2016 and 2015, respectively. The Company began purchasing discounted commercial mortgage loans in 2009.  Management has extensive background and experience in the analysis and valuation of commercial real estate. The discounted loans are available through the FDIC’s sale of assets of closed banks and from banks wanting to reduce their loan portfolios.  The loans are available on a loan by loan bid process.  Once a loan has been acquired, contact is made with the appropriate individuals to begin a dialog with a goal of determining the borrower’s willingness to work together.  There are generally three paths a discounted loan will take:  the borrowers pay as required; a settlement is reached with the loan being paid off at a discounted value; or the loan is foreclosed.

During 2016 and 2015, the Company acquired $6,935,273 and $13,774,698 in mortgage loans, respectively, including both regular participation mortgage loans as well as discounted mortgage loans.  FSNB services the majority of the Company’s mortgage loan portfolio. The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

During 2016 and 2015, the maximum and minimum lending rates for mortgage loans were:

	2016		2015
	Maximum rate	Minimum rate	Maximum rate	Minimum rate

Farm Loans	5.00%	5.00%	0.00%	0.00%
Commercial Loans	8.00%	4.00%	8.00%	4.00%
Residential Loans	8.00%	3.94%	8.00%	3.00%

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

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquired the discounted mortgage loans at below contract value, and believes that it will fully recover its carrying value upon disposal, therefore no reserve for delinquent loans is deemed necessary.  Those not currently paying are being vigorously worked by Management.  The current discounted commercial mortgage loan portfolio has an average price of  32% and 39% of face value as of December 31, 2016 and 2015, respectively.   Management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.  The mortgage loan reserve was  $0 at December 31, 2016 and 2015.

The following table summarizes the number of loans held in the discounted mortgage loan portfolio and the carrying value of the loans:

December 31, 2016 Payment Frequency	Number of Loans	Carrying Value

No payments received	8	$0
One-time payment received	1	0
Irregular payments received	2	20,834
Periodic payments received	5	2,168,062
Total	16	$2,188,896

December 31, 2015 Payment Frequency	Number of Loans	Carrying Value

No payments received	8	$0
One-time payment received	1	0
Irregular payments received	2	20,834
Periodic payments received	7	5,347,215
Total	18	$5,368,049

The following table summarizes the mortgage loan holdings of the Company for the periods ended December 31:

	2016	2015

In good standing	$16,388,477	$14,701,228
Overdue interest over 90 days	20,834	20,834
Restructured	60,827	126,118
In process of foreclosure	2,107,234	2,921,750
Total mortgage loans	$18,577,372	$17,769,930
Total foreclosed loans during the year	$735,000	$0

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

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. The valuation allowance as of December 31, 2016 and 2015 was $0. Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status.

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

Analysis of Investment Operations

The following table reflects the Company’s net investment income for the periods ended December 31:

	2016	2015

Fixed maturities	$9,217,413	$8,559,938
Equity securities	1,393,816	1,708,786
Trading securities	31,259	(429,161)
Mortgage loans	1,814,499	5,700,492
Real estate	1,862,400	1,474,726
Notes receivable	1,458,878	787,658
Policy loans	618,775	720,544
Cash and cash equivalents	14,583	681
Short-term	7,877	699,357
Total consolidated investment income	16,419,500	19,223,021
Investment expenses	(3,474,952)	(3,663,086)
Consolidated net investment income	$12,944,548	$15,559,935

The following table reflects the Company’s net realized investments gains and losses for the periods ended December 31:

2016	Gross Realized Gains	Gross Realized (Losses)	Net Realized Gains (Losses)

Fixed maturities	$1,449,956	$(89,721)	$1,360,235
Real estate	4,942,675	(8,109)	4,934,566
Common stock	1,615,446	(32,835)	1,582,611
Notes receivable – OTTI	0	(465,754)	(465,754)
Total realized gains (losses)	$8,008,077	$(596,419)	$7,411,658

2015	Gross Realized Gains	Gross Realized (Losses)	Net Realized Gains (Losses)

Fixed maturities	$1,289,455	$(41,215)	$1,248,240
Real estate	5,968,558	0	5,968,558
Common stock	48,165	(238,794)	(190,629)
Preferred stock	971,662	(637)	971,025
Real Estate – OTTI	0	(54,901)	(54,901)
Common stock – OTTI	0	(3,515,700)	(3,515,700)
Total realized gains (losses)	$8,277,840	$(3,851,247)	$4,426,593

Other-Than-Temporary Impairments

The Company regularly reviews its investment securities for factors that may indicate that a decline in fair value of an investment is other than temporary.  The factors considered by Management in its regular review to identify and recognize other-than-temporary impairment losses on fixed maturities include, but are not limited to: the length of time and extent to which the fair value has been less than cost; the Company’s intent to sell, or be required to sell, the debt security before the anticipated recovery of its remaining amortized cost basis; the financial condition and near-term prospects of the issuer; adverse changes in ratings announced by one or more rating agencies; subordinated credit support, whether the issuer of a debt security has remained current on principal and interest payments; current expected cash flows; whether the decline in fair value appears to be issuer specific or, alternatively, a reflection of general market or industry conditions, including the effect of changes in market interest rates.  If the Company intends to sell a debt security, or it is more likely than not that it would be required to sell a debt security before the recovery of its amortized cost basis, the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date would be recognized by a charge to other-than-temporary losses in the Consolidated Statements of Operations.

Equity securities may experience other-than-temporary impairments in the future based on the prospects for full recovery in value in a reasonable period of time and the Company’s ability and intent to hold the security to recovery.  If a decline in fair value is judged by Management to be other-than-temporary or Management does not have the intent or ability to hold a security, a loss is recognized by a charge to other-than-temporary impairment losses in the Consolidated Statements of Operations.

Management regularly reviews its real estate portfolio in comparison to appraisal valuations and current market conditions for indications of other-than-temporary impairments. If a decline in value is judged by Management to be other-than-temporary, a loss is recognized by a charge to other-than-temporary impairment losses in the Consolidated Statements of Operations.

Based on Management’s review of the investment portfolio, the Company recorded the following losses for other-than-temporary impairments in the Consolidated Statements of Operations for the periods ended December 31:

	2016	2015

Other than temporary impairments:
Common stock	$0	$3,515,700
Real estate	0	54,901
Notes receivable	465,754	0
Total other than temporary impairments	$465,754	$3,570,601

The other-than-temporary impairments recognized during 2016 and 2015 were taken as a result of Management’s assessment and consideration of the length of time the securities have remained in an unrealized loss position and as a result of management’s analysis and determination of value.  The investments were written down to better reflect their current expected market value.

Investments on Deposit

The Company had investments with a fair value of $8,692,705 and $8,932,241 on deposit with various state insurance departments as of December 31, 2016 and 2015, respectively.

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

Level 3 – Valuation is based upon unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability.

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

The inputs used in the valuation techniques employed by the Company are provided by nationally recognized pricing services, external investment managers and internal resources.  To assess these inputs, the Company’s review process includes, but is not limited to, quantitative analysis including benchmarking, initial and ongoing evaluations of methodologies used by external parties to calculate fair value, and ongoing evaluations of fair value estimates based on the Company’s knowledge and monitoring of market conditions.

The Company periodically reviews the pricing service provider’s policies and procedures for valuing securities.  The assumptions underlying the valuations from external service providers, including unobservable inputs, are generally not readily available as this information is often deemed proprietary.  Accordingly, the Company is unable to obtain comprehensive information regarding these assumptions and methodologies.

The Company’s investments in fixed maturity securities available for sale, equity securities available for sale and trading securities assets and liabilities are carried at fair value.  The following are the Company’s methodologies and valuation techniques for assets and liabilities measured at fair value.

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

Corporate securities primarily include fixed rate corporate bonds. Inputs utilized in connection with the Company’s valuation techniques relating to this class of securities include recently executed transactions, market price quotations, benchmark yields and issuer spreads. Corporate securities are categorized in Level 2 of the fair value hierarchy.

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
The following table presents the Company’s assets and liabilities measured at fair value in the consolidated balance sheet on a recurring basis as of December 31, 2016.

	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$9,035,810	$175,120,657	$3,083,251	$187,239,718
Equity Securities, available for sale	19,360,394	6,553,410	25,793,299	51,707,103
Trading Securities	2,500	0	0	2,500
Total	28,398,704	181,674,067	28,876,550	238,949,321

Liabilities
Trading Securities	$1,439	$0	$0	$1,439

The following table presents the Company’s assets and liabilities measured at fair value in the consolidated balance sheet on a recurring basis as of December 31, 2015.

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

	Fixed Maturities, Available for Sale	Equity Securities, Available for Sale	Total

Balance at December 31, 2015	$1,026,694	$26,805,948	$27,832,642
Transfers in to Level 3	164,039	0	164,039
Total unrealized gains:
Included in realized gains (losses)	60,392	-	60,392
Included in other comprehensive income	1,931,586	3,260,805	5,192,391
Purchases	0	1,232,946	1,232,946
Sales	(99,460)	(5,506,400)	(5,605,860)
Balance at December 31, 2016	$3,083,251	$25,793,299	$28,876,550

The Level 3 securities include collateralized debt obligations of trust preferred securities issued by banks and insurance companies and certain equity securities with unobservable inputs. The Company computed fair value of Level 3 equity investments based on a review of current financial information, earnings trends and similar companies in the same industries.

The Company transferred one fixed maturity security in to Level 3 during 2016 based upon a change in rating. There were no transfers in or out of Level 3 during 2015.  Transfers occur when there is a lack of observable market information.

Certain assets are not carried at fair value on a recurring basis, including investments such as mortgage loans and policy loans. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the Consolidated Financial Statements.

The carrying values and estimated fair values of certain of the Company’s financial instruments not recorded at fair value in the Consolidated Balance Sheets are shown below. Because the fair value for all Consolidated Balance Sheet items are not required to be disclosed, the aggregate fair value amounts presented below are not reflective of the underlying value of the Company.

	December 31, 2016		December 31, 2015
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Mortgage loans on real estate	$18,577,372	$18,577,372	$17,769,930	$17,775,178
Investment real estate	57,138,980	57,138,980	47,650,102	47,650,102
Notes receivable	16,876,485	16,876,485	10,597,907	10,597,907
Policy loans	10,070,134	10,070,134	10,684,244	10,684,244
Cash and cash equivalents	15,156,548	15,156,548	11,822,615	11,822,615

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

Note 4 - Reinsurance

As is customary in the insurance industry, the insurance subsidiary cedes insurance to, and assumes insurance from, other insurance companies under reinsurance agreements.  Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk.  The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it.  However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies.  The Company sets a limit on the amount of insurance retained on the life of any one person.  The Company will not retain more than $125,000, including accidental death benefits, on any one life. At December 31, 2016, the Company had gross insurance in-force of $1.3 billion of which approximately $266 million was ceded to reinsurers.  At December 31, 2015, the Company had gross insurance in-force of $1.3 billion of which approximately $272 million was ceded to reinsurers.

The Company's reinsured business is ceded to numerous reinsurers. The Company monitors the solvency of its reinsurers in seeking to minimize the risk of loss in the event of a failure by one of the parties. The Company is primarily liable to the insureds even if the reinsurers are unable to meet their obligations. The primary reinsurers of the Company are large, well-capitalized entities.

Most recently, UG utilized reinsurance agreements with Optimum Re Insurance Company (“Optimum”), and Swiss Re Life and Health America Incorporated (“SWISS RE”).  Optimum and SWISS RE currently hold an “A-” (Excellent) and "A+" (Superior) rating, respectively, from A.M. Best, an industry rating company.  The reinsurance agreements were effective December 1, 1993, and covered most new business of UG.  Under the terms of the agreements, UG cedes risk amounts above its retention limit of $100,000 with a minimum cession of $25,000. Ceded amounts are shared equally between the two reinsurers on a yearly renewable term (“YRT”) basis, a common industry method.  The treaty is self-administered; meaning the Company records the reinsurance results and reports them to the reinsurers.

Also, Optimum is the reinsurer of 100% of the accidental death benefits (“ADB”) in force of UG.  This coverage is renewable annually at the Company’s option.  Optimum specializes in reinsurance agreements with small to mid-size carriers such as UG.

UG entered into a coinsurance agreement with Park Avenue Life Insurance Company (“PALIC”) effective September 30, 1996.  Under the terms of the agreement, UG ceded to PALIC substantially all of its then in-force paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  Under the terms of the agreement, UG sold 100% of the future results of this block of business to PALIC through a coinsurance agreement.  UG continues to administer the business for PALIC and receives a servicing fee through a commission allowance based on the remaining in-force policies each month.  PALIC has the right to assumption reinsure the business, at its option, and transfer the administration.  The Company is not aware of any such plans.  PALIC’s ultimate parent, The Guardian Life Insurance Company of America (“Guardian”), currently holds an "A++" (Superior) rating from A.M. Best.  The PALIC agreement accounts for approximately 63% of UG’s reinsurance reserve credit, as of December 31, 2016 and 2015.

On September 30, 1998, UG entered into a coinsurance agreement with The Independent Order of Vikings, (IOV) an Illinois fraternal benefit society.  Under the terms of the agreement, UG agreed to assume, on a coinsurance basis, 25% of the reserves and liabilities arising from all in-force insurance contracts issued by the IOV to its members.  At December 31, 2016, the IOV insurance in-force assumed by UG was $1,442,637, with reserves being held on that amount of $349,149. At December 31, 2015, the IOV insurance in-force assumed by UG was  $1,451,366, with reserves being held on that amount of  $349,675.

The Company does not have any short-duration reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2016 and 2015 were as follows:

	2016 Premiums Earned	2015 Premiums Earned

Direct	$9,720,712	$11,140,266
Assumed	22,137	24,591
Ceded	(2,853,741)	(3,090,503)
Net Premiums	$6,889,108	$8,074,354

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

	2016	2015

Cost of insurance acquired, beginning of year	$8,140,379	$9,047,984
Interest accretion	1,071,790	1,180,703
Amortization	(1,944,772)	(2,088,308)
Net amortization	(872,982)	(907,605)
Cost of insurance acquired, end of year	$7,267,397	$8,140,379

Estimated net amortization expense of cost of insurance acquired for the next five years is as follows:

	Interest Accretion	Amortization	Net Amortization
2017	967,032	1,806,137	839,105
2018	866,339	1,672,404	806,065
2019	769,612	1,545,518	775,906
2020	676,503	1,421,353	744,850
2021	587,120	1,302,090	714,970

Note 6 – Income Taxes

UTG and UG file separate federal income tax returns.

Income tax expense (benefit) consists of the following components:

	2016	2015

Current tax	$209,576	$747,714
Deferred tax	456,605	(1,680,429)
Income tax expense (benefit)	$666,181	$(932,715)

The expense for income differed from the amounts computed by applying the applicable United States statutory rate of 35% before income taxes as a result of the following differences:

	2016	2015

Tax computed at statutory rate	$742,863	$95,663
Changes in taxes due to:
Non-controlling interest	(100,891)	(101,297)
Current period loss for which no tax benefit was recognized	0	17,693
Small company deduction	(260,660)	(552,694)
Dividend received deduction	(92,731)	(100,349)
Other	377,600	(291,731)
Income tax expense (benefit)	$666,181	$(932,715)

The following table summarizes the major components that comprise the deferred tax liability as reflected in the balance sheets:

	2016	2015

Investments	$9,690,287	$(2,735,072)
Cost of insurance acquired	2,543,589	2,849,133
Management/consulting fees	(52,797)	(55,125)
Future policy benefits	1,404,177	1,546,770
Deferred gain on sale of subsidiary	2,312,483	2,312,483
Other assets (liabilities)	13,245	27,406
Federal tax DAC	(451,935)	(540,128)
Deferred tax liability	$15,459,049	$3,405,467

At December 31, 2016 and 2015, the Company had gross deferred tax assets of $1,727,307 and $4,896,464, respectively, and gross deferred tax liabilities of $17,186,356 and $8,301,931, respectively, resulting from temporary differences primarily related to the life insurance subsidiary.  A valuation allowance is to be provided when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded (except as noted below) relating to the Company’s deferred tax assets since, in Management’s judgment, the Company will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

As of December 31, 2016 and 2015, the Company had a deferred tax asset of $0 and $35,094, respectively, relating to a net operating loss carryforward.  The Company established an allowance of $0 and $35,094 against this deferred tax asset as of December 31, 2016 and 2015, respectively.  The Company also has a deferred tax asset of $155,930 and $118,693 relating to an AMT tax carryforward as of December 31, 2016 and 2015, respectively.  The Company established an allowance of $155,930 and $118,693 against this deferred tax asset as of December 31, 2016 and 2015, respectively.  The allowances were established based on Management's assessment of the recoverability of these deferred assets.

The Company's Federal income tax returns are periodically audited by the Internal Revenue Service ("IRS").  There are currently no examinations in process, nor is Management aware of any pending examination by the IRS.  The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Financial Accounting Standards Board ("FASB") ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities. Such tax positions initially and subsequently need to be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company has evaluated its tax positions, expiring statutes of limitations, changes in tax law and new authoritative rulings and believes that no disclosure relative to a provision of income taxes is necessary, at this time, to cover any uncertain tax positions.  Tax years that remain subject to examination are the years ended December 31, 2013, 2014, 2015 and 2016.

The Company classifies interest and penalties on underpayment of income taxes as income tax expense.  No interest or penalties were included in the reported income taxes for the years presented.  The Company is not aware of any potential or proposed changes to any of its tax filings.

Note 7 – Credit Arrangements

At December 31, 2016 and 2015, the Company had the following outstanding debt:

			Outstanding Principal Balance
Instrument	Issue Date	Maturity Date	December 31, 2016	December 31, 2015
Promissory Note:
Softvest, L.P	7/22/2016	7/22/2018	$1,450,000	$0
SoftSearch Investment, L.P	7/22/2016	7/22/2018	1,450,000	0

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2015	Borrowings	Repayments	December 31, 2016

Lines of Credit:
UTG	11/20/2013	11/20/2017	$8,000,000	$0	0	0	$0
UG	6/2/2015	5/10/2017	10,000,000	0	0	0	0

The UTG line of credit carries interest at a fixed rate of 3.75% and is payable monthly. As collateral, UTG has pledged 100% of the common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company ("UG").

During May of 2016, the Federal Home Loan Bank approved UG’s Cash Management Advance Application (“CMA”). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity.

On July 22, 2016, the Company entered in to an agreement to acquire 300,000 shares of its outstanding common stock from a shareholder that owned approximately 8% of the Company’s outstanding common stock.  The acquisition was made under the Company’s stock buy-back program. As part of this transaction, two promissory notes totaling $2.9 million were issued. The notes require principal payments of one half of the note value to be paid one year from the date of purchase and the other one half to be paid two years from the date of purchase. The notes bear interest at 0%.

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

The following table represents the total funding commitments and the unfunded commitment as of December 31, 2016 related to certain investments:

	Total Funding Commitment	Unfunded Commitment
RLF III, LLC	$4,000,000	$398,120
Sovereign’s Capital, LP Fund I	500,000	33,642
UGLIC, LLC	1,600,000	120,000
Sovereign's Capital, LP Fund II	1,000,000	596,064
Barton Springs Music, LLC	2,500,000	1,558,850
Master Mineral Holdings II, LP	4,122,167	1,788,786

During 2006, the Company committed to invest in RLF III, LLC (“RLF”), which makes land-based investments in undervalued assets. RLF makes capital calls as funds are needed for continued land purchases.

During 2012, the Company committed to invest in Sovereign’s Capital, LP Fund I (“Sovereign’s”), which invests in companies in emerging markets. Sovereign’s makes capital calls to investors as funds are needed.

During 2014, the Company committed to invest in UGLIC, LLC, which purchases real estate tax receivables.  UGLIC, LLC makes capital calls as funds are needed for additional purchases.

During 2015, the Company committed to invest in Sovereign’s Capital, LP Fund II (“Sovereign’s II”), which invests in companies in emerging markets. Sovereign’s II makes capital calls to investors as funds are needed.

During 2016, the Company made a commitment to invest in Barton Springs Music, LLC (“Barton”), which invests in music royalties.  Barton makes capital calls to its investors as funds are needed to acquire the royalty rights.

During 2016, the Company made a commitment to invest in Master Mineral Holdings II, LP (“MMH”), which purchases land for leasing opportunities to those looking to harvest natural resources.  MMH makes capital calls to its investors as funds are needed for continued land purchases.

Note 9 – Shareholders’ Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. At a meeting of the Board of Directors on June 15, 2016, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG's common stock and on July 14, 2016, the Board of Directors again increased the amount available by an additional $4.5 million, for a total repurchase of $14.5 million. Repurchased shares are available for future issuance for general corporate purposes. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2016, the Company repurchased 370,172 shares through the stock repurchase program for $5,432,194. Through December 31, 2016, UTG has spent approximatley $11.9 million in the acquisition of approximately 1,059,000 shares under this program.

As mentioned in Note 7 above, on July 22, 2016 the Company entered in to an agreement to acquire 300,000 shares of its outstanding common stock from a shareholder that owned approximately 8% of the Company’s outstanding common stock. The purchase price per share was $14.50 was derived through private negotiation. The purchase was paid with cash and the issuance of promissory notes.

Director Compensation - Effective September 18, 2013, each outside Director will annually receive $8,000 as a retainer and $1,000 per meeting attended.  The compensation, however, shall be paid in UTG common stock.  The value will be determined annually on the close of business December 20th or the next business day should December 20th be a weekend or holiday, based on the activity of the year just ending.  UTG's director compensation policy also provides that Directors who are employees of UTG or its affiliates do not receive any compensation for their services as Directors except for reimbursement for reasonable travel expenses for attending each meeting. In December of 2016, the Company issued 3,575 shares of its common stock as compensation to the Directors. The shares were valued at $17.05 per share, the market value at the date of issue. During 2016, the Company recorded $60,954 in operating expense related to the stock issuance.  In December of 2015, the Company issued 4,245 shares of its common stock as compensation to the Directors. The shares were valued at $14.36 per share, the market value at the date of issue. During 2015, the Company recorded $60,958 in operating expense related to the stock issuance.

Earnings Per Share - The following is a reconciliation of basic and diluted weighted average shares outstanding used in the computation of basic and diluted earnings per share:

	2016	2015
Basic weighted average shares outstanding	3,537,394	3,704,322
Weighted average dilutive options outstanding	0	0
Diluted weighted average shares outstanding	3,537,394	3,704,322

The computation of diluted earnings per share is the same as basic earnings per share for the years ending December 31, 2016 and 2015, as there were no outstanding securities, options or other offers that give the right to receive or acquire common shares of UTG.

Statutory Restrictions – Restrictions exist on the flow of funds to UTG from its insurance subsidiary.  Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. UG is required to maintain minimum statutory surplus of $2,500,000. At December 31, 2016, substantially all of the consolidated shareholders' equity represents net assets of UTG’s subsidiaries.

UG is domiciled in the state of Ohio. Ohio requires notification within  five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory net income or b) 10% of statutory capital and surplus.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid ordinary dividends of $1 million and $4 million to UTG in 2016 and 2015, respectively. No extraordinary dividends were paid during the two year period. UTG used the dividends received during 2016 and 2015 to purchase outstanding shares of UTG stock and for general operations of the Company.

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

The following table reflects UG’s statutory basis net income and capital and surplus (shareholders’ equity) as of December 31:

	2016	2015

Net income (loss)	$4,590,139	$306,059
Capital and surplus	45,167,092	39,752,432

Note 11 – Related Party Transactions

The articles of incorporation of UG contain the following language under item 12 relative to related party transactions:

A director shall not be disqualified from-dealing with or contracting with the corporation as vendor, purchaser; employee, agent or otherwise; nor, in the absence of fraud, shall any transaction or contract or act of this corporation be void or in any way affected or invalidated by the fact that any director or any firm of which any director is a member or any corporation of which any director is a shareholder, director or officer is in any way interested in such transaction or contract or act, provided the fact that such director or such firm or such corporation so interested shall be disclosed or shall be known to the Board of Directors or such members thereof as shall be present at any meeting of the Board of Directors at which action upon any such contract or transaction or act shall be taken: nor shall any such director be accountable .or responsible to the company for or in respect to such transaction or contract or act of. this corporation or for any gains or profits realized by him by reason of the fact that he or any firm of which he is a member or any corporation of which he is a shareholder, director or officer is interested in such action or contract; and any such director may be counted in determining the existence of a quorum of any meeting of the Board of Directors of the company which shall authorize or take action in respect to any such contract or transaction or act and may vote thereat to authorize, ratify, or approve any such contract or transaction or act, with like force and effect as if he or any firm of which he is a member or any corporation of which he is a shareholder, director or officer were not interested in such transaction or contract or act.

On February 20, 2003, UG purchased $4 million of a trust preferred security offering issued by First Southern Bancorp, Inc. (“FSBI”).  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%. The Company received dividends of $264,946 and $264,219 during 2016 and 2015, respectively. On March 30, 2009, UG purchased $1 million of FSBI common stock.  The sale and transfer of this security is restricted by the provisions of a stock restriction and buy-sell agreement.

On September 28, 2011 UTG entered a joint ownership agreement with Bandyco, LLC and First Southern National Bank, for an 8.08% interest in an aircraft. Bandyco, LLC is affiliated with Ward F Correll, a former Director of the Company. The Company paid a monthly operational fee of $25,000 through July of 2014 when the aircraft was sold.  During July of 2014, the Company acquired a different aircraft.  UTG paid $1,600,000 in the acquisition of the aircraft, increasing the Company’s ownership interest to 30.1%. The aircraft is used for business related travel by various officers and employees of the Company. For years 2016 and 2015, UTG paid $418,104 and $255,920 for costs associated with the aircraft, respectively.

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiary. Under this arrangement, the subsidiary pays its proportionate share of expenses, based on an allocation formula. During 2016 and 2015, UG paid $7,561,326 and $6,867,882, respectively, in expenses. The Ohio Department of Insurance has approved the cost sharing agreement and it is Management’s opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

The Company from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services the Company's mortgage loans including those covered by the participation agreements.  The Company pays a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $13,517 and $11,622 in servicing fees and $0 and $25,000 in origination fees to FSNB during 2016 and 2015, respectively.

The Company reimbursed expenses incurred by employees of FSNB relating to salaries, travel and other costs incurred on behalf of or relating to the Company. The Company paid $269,262 and $324,918 in 2016 and 2015, respectively to FSNB in reimbursement of such costs. In addition, the Company reimburses FSNB a portion of salaries and pension costs for Mr. Correll and Mr. Ditto. The reimbursement was approved by the UTG Board of Directors and totaled $335,769 and $349,351 in 2016 and 2015, respectively, which included salaries and other benefits.

During 2016, the Company began renting approximately 8,000 square feet of office space, located in Stanford, Kentucky, from FSNB and pays $2,000 per month in rent. The Company paid rent of $8,000 to FSNB during 2016.

As previously disclosed in the Notes Receivable section of Note 2 – Investments, several of the Company’s notes have participation agreements in place with third parties.  Certain participation agreements are with FSF, a related party.  The participation agreements are sold without recourse and assigned to the participant based on their pro-rata share of the principal, interest and collateral as specified in the participation agreements. The undivided participations in the notes receivable range from 20% - 50%.  The total amount of loans participated to FSF were $250,000 and $3,170,000 as of December 31, 2016 and 2015, respectively.

During 2016, UTG and FSF established a partnership agreement and formed a limited liability company to purchase real estate. FSF contributed $140,000 to the partnership, which gave them a 10% ownership in the LLC.

Note 12 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses for the periods ended December 31:

	2016	2015

Interest	$0	$70,141
Federal income tax	811,000	3,300,000

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

Because UTG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of December 31, 2016 and 2015, approximately 55% and  54%, respectively, of the Company’s total direct premium was collected from Illinois, Ohio, Texas and West Virginia. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 21% of total life insurance in force at December 31, 2016 and 2015.  Insurance ceded represented 28% and 31% of premium income for 2016 and 2015, respectively. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to Management, including our Principal Executive Officer and Principal Financial Officers, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2016 and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Controls Over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making the assessment, Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on Management’s assessment, Management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this Annual Report.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting since December 31, 2016, in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15(e) and 15d-15(e), that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Item 9B. Other Information

None

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The Board of Directors

In accordance with the laws of Delaware and the Certificate of Incorporation and Bylaws of UTG, as amended, UTG is managed by its executive officers under the direction of the Board of Directors.  The Board elects executive officers, evaluates their performance, works with management in establishing business objectives and considers other fundamental corporate matters, such as the issuance of stock or other securities, the purchase or sale of a business and other significant corporate business transactions.  In the fiscal year ended December 31, 2016, the Board met five times.  During 2016, all Directors attended at least 75% of all meetings of the Board and meetings of committees of the Board except Mr Joseph Brinck.  Our Board of Directors does not have a policy requiring directors to attend annual meetings of shareholders.  All Board members attended our 2016 annual shareholders’ meeting except Mr. Joseph Brinck.

The Board of Directors has an Audit Committee consisting of Messrs. Attkisson, Brinck and Harmon. Our Board has determined that each of the members of the Audit Committee meets the criteria for independence under the NASDAQ listing standards.  The Audit Committee performs such duties as outlined in the Company’s Audit Committee Charter.  The Audit Committee reviews and acts or reports to the Board with respect to various auditing and accounting matters, the scope of the audit procedures and the results thereof, internal accounting and control systems of UTG, the nature of services performed for UTG and the fees to be paid to the independent auditors, the performance of UTG's independent and internal auditors and the accounting practices of UTG.  The Audit Committee also recommends to the full Board of Directors the auditors to be appointed by the Board.  The Audit Committee met four times in 2016.

The Board has reviewed the qualifications of each member of the audit committee and determined one member of the committee, Randy Attkisson, meets the definition of an “audit committee financial expert” as defined in Item 407 of Regulation S-K.

The Board of Directors has a Compensation Committee consisting of Messrs. Dayton, Brinck and Ochs.  Our Board has determined that each of the members of the Compensation Committee meets the criteria for independence under the NASDAQ listing standards.  The Compensation Committee performs such duties as outlined in the Company’s Compensation Committee Charter.  The Compensation Committee reviews and acts or reports to the Board with respect to various compensation matters relative to the Company’s executive officers.  The Compensation Committee has the authority to delegate appropriate matters to subcommittees as the Committee may determine in its discretion.  The Compensation Committee met three times in 2016.

Under UTG’s By-Laws, the Board of Directors should be comprised of at least six and no more than eleven Directors.  At December 31, 2016, the Board consisted of eight Directors.  Shareholders elect Directors to serve for a period of one year at UTG’s annual shareholders’ meeting.

The Board of Directors does not have a formal nominating committee, or a committee that performs similar functions, and does not have a nominating committee charter.  The Board has concluded that the nominating process should not be limited to certain members so that a comprehensive selection of candidates can be considered.  Therefore, the nomination process is conducted by the full Board of Directors.  The Board of Directors has not adopted a formal policy with regard to the consideration of Director candidates recommended by shareholders.  Candidates for nomination have been recommended by an executive officer or director, and considered by the Board of Directors.  Generally, candidates have been persons who have been known to one or more of our Board members.  The Board of Directors will, however, consider nominees recommended by shareholders.  Shareholders wishing to recommend candidates for Board membership must submit the recommendations in writing to the Secretary of the Company at least 90 days prior to a date corresponding to the previous year’s Annual Meeting, with the submitting shareholder’s name and address and pertinent information about the proposed nominee similar to that set forth for directors named herein.  The Board does not evaluate potential nominees for director differently based on whether they are recommended by a shareholder.

The Board of Directors has not adopted specific minimum qualifications that it believes must be met by a person it recommends for nomination as a director.  Proposed nominees will be considered in light of their potential contributions to the Board, their backgrounds, their independence and such other factors as the Board considers appropriate.  We do not have a specific policy relating to the consideration of diversity in identifying director candidates.  However, the Board of Directors does consider the diversity of our Board when identifying director candidates.  The amount of consideration given to diversity varies with the Boards’ determination of whether we would benefit from expanding the Board’s diversity in a particular area.  We believe this policy has been effective in identifying candidates with the diverse business experience necessary to lead our Company.

Our directors have demonstrated significant achievement and generally have significant management experience in one or more fields of business, professional, governmental, community or academic endeavors.  Our directors have sound judgement as a result of their management or policy making experience and demonstrate an ability to function effectively in an oversight role.  Given the tenure of most of the directors on our Board, they have a general appreciation regarding major issues facing the Company.  These experiences make each of our directors well qualified to be a member of the Company’s Board of Directors.

The Board of Directors has provided a process for shareholders to send communications directly to the Board.  These communications can be sent to James Rousey, President and Director of UTG, at the corporate headquarters at 205 North Depot Street, Stanford, Kentucky 40484.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Directors and officers of UTG file periodic reports regarding ownership of Company securities with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 as amended, and the rules promulgated there under.  UTG is not aware of any individuals who filed late with the Securities and Exchange Commission during 2016.  SEC filings may be viewed from the Company’s Web site www.utgins.com.

Audit Committee Report to Shareholders

In connection with the December 31, 2016 financial statements, the audit committee: (1) reviewed and discussed the audited financial statements with Management; (2) discussed with the independent auditors the matters required by Statement on Auditing Standards No. 61, Communications with Audit Committees, as amended, (AICPA, Professional Standards, Vol. 1 AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T; and (3) received the written disclosures and the letter from its independent auditors required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the audit committee concerning independence, and has discussed with the independent auditors their independence.  Based upon these reviews and discussions, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K filed with the SEC for the last fiscal year.

Members of the Company’s Audit Committee:

Randall L. Attkisson	Committee Chairman
Joseph A. Brinck, II
Thomas E. Harmon

The following information with respect to business experience of the Board of Directors has been furnished by the respective Directors or obtained from the records of UTG.

Name, Age	Position with the Company, Business Experience and Other Directorships
Randall L. Attkisson, 71

Director of UTG since 1999; Director of First Southern Bancorp, Inc., a bank holding company, since 1986; Board Chairman of Metro Leadership Foundation since 2014; and Partner of Bluegrass Financial Holdings Subs/Affiliates since 2008.

Joseph A. Brinck, II, 61

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

Jesse T. Correll, 60

Chairman and CEO of UTG and Universal Guaranty Life Insurance Company since 2000; Director of UTG since 1999; Chairman, President of First Southern Bancorp, Inc. since 1988; CEO of First Southern Bancorp, Inc. from 1988-2016; Manager and President of First Southern Funding, LLC since 1992; President, Director of The River Foundation since 1990; Board member of Crown Financial Ministries from 2004 to 2009; Friends of the Good Samaritans since 2005; Generous Giving from 2006 to 2009 and the National Christian Foundation since 2006.

Brian J. Crall, 57

Director of UTG since 2015; Mr. Crall owns and is the President of foreClarity!, LLC.  The Company was formed in 2012 and specializes in executive development, organizational development, strategic planning and public policy development.  Mr. Crall also served on the Board of Directors of MainSource Financial Group from 2005-2016 and from 2009 to 2012 Mr. Crall served as the Chief Executive Officer of CMD Holding, LLC, the holding company for CMD Health, Inc., a health insurance company and ClubMD, LLC, a series of primary care medical homes.  From July 2008 to March 2009, Mr. Crall served as the Resource Director for the YMCA of the USA.  Mr. Crall also served as the Personnel Cabinet Secretary for the Commonwealth of Kentucky from June 2006 to January 2007 and the Deputy Secretary of the Executive Cabinet, Office of the Governor of the Commonwealth of Kentucky from April 2004 to June 2006.  During this time Mr. Crall served as a Director for the Kentucky Retirement System, a $15 billion retirement fund serving the employees of the state of Kentucky, and the Kentucky Deferred Compensation Authority, a $1.3 billion deferred compensation plan serving the employees of the Commonwealth of Kentucky.

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

Howard L. Dayton, Jr., 73

In 1985, Mr. Dayton founded Crown Ministries in Longwood, Florida.  Crown Ministries merged with Christian Financial Concepts in September 2000 to form Crown Financial Ministries, the world’s largest financial ministry.  He served as Chief Executive Officer from 1985 to 2007 and in 2009 founded Compass - Finances God’s Way.  Mr. Dayton is a graduate of Cornell University.  He developed The Caboose, a successful railroad-themed restaurant in Orlando, FL in 1969. In 1972 he began his commercial real estate development career, specializing in office development in the Central Florida area.  He has authored five popular small group studies, produced several video series, and is the host for the nationally syndicated radio programs MoneyWise and HeyHoward.  Asbury University named their business school the Howard Dayton School of Business.  Mr. Dayton became a Director of UTG, Inc. in December 2005.

Thomas E. Harmon, 62

Director of UTG and Universal Guaranty Life Insurance Company since March 2016.  Mr Harmon is the owner and President of Harmon Foods, Inc., a chain of retail supermarkets, for the past 36 years.  Mr. Harmon has been active in many charitable organizations over the years, most recently serving as a Board Member with Amigos En Cristo Ministries, an organization serving one of the most disadvantaged parts of the world – Juarez, Mexico.

Peter L. Ochs, 65

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

James P. Rousey, 58

President of UTG and Universal Guaranty Life Insurance Company since September 2006; Director of UTG and Universal Guaranty Life Insurance Company since September 2001; Chief Executive Officer of First Southern Bancorp, Inc. since 2016; Chair of ACLI Forum 500 from 2015-2016; Member of Board of Governors of ACLI since November 2014; Regional CEO and Director of First Southern National Bank from 1988 to 2001. Board Member with the Illinois Fellowship of Christian Athletes from 2001-2005; Board Member with Contact Ministries from 2007-2011; Board Member with Amigos En Cristo, Inc. from 2007-2009.

Executive Officers of UTG

More detailed information on the following executive officers of UTG appears under "Directors":

Jesse T. Correll	Chairman of the Board and Chief Executive Officer
James P. Rousey	President

Other executive officers of UTG are set forth below:

Name, Age	Position with UTG and Business Experience
Theodore C. Miller, 54

Corporate Secretary of UTG, Inc. and Universal Guaranty Life Insurance Company since December 2000; Senior Vice President and Chief Financial Officer since July 1997; Vice President since October 1992 and Treasurer from October 1992 to December 2003; Vice President and Controller of certain affiliated companies from 1984 to 1992;  Vice President and Treasurer of certain affiliated companies from 1992 to 1997; Senior Vice President and Chief Financial Officer of subsidiary companies since 1997; Corporate Secretary of subsidiary companies since 2000; and Chief Financial Officer and Corporate Secretary of First Southern Bancorp, Inc. and First Southern National Bank since 2016.

Douglas P. Ditto, 61

Vice President of UTG, Inc. and Universal Guaranty Life Insurance Company since June 2009; Chief Investment Officer from 2009 to 2012; Assistant Vice President from June 2003 to June 2009; Executive Vice President of First Southern Bancorp, Inc. since March 1985.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics for our Directors, officers (including our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Controller, and persons performing similar function) and employees.  The Code of Business Conduct and Ethics is available to our shareholders by requesting a free copy of the Code of Business Conduct and Ethics by writing to us as UTG, Inc., 205 North Depot Street, Stanford, Kentucky 40484.
Item 11. Executive Compensation

Executive Compensation Table

The following table sets forth certain information regarding compensation paid to or earned by UTG's Chief Executive Officer and President, and each of UTG’s two most highly compensated executive officers whose salary plus bonus exceeded $100,000 during UTG's last fiscal year:

Name and Principal position	Year	Salary	Bonus	Stock Awards (2)	All Other Compensation		Total
Jesse T. Correll Chief Executive Officer	2016	$175,000		$49,988	$7,000	(1)	$231,988
	2015	$175,000		$91,989	$7,269	(1)	$274,258
James P. Rousey President	2016	$190,000		$49,988	$3,990	(1)	$243,978
	2015	$165,000	$92,000		$3,218	(1)	$260,218
Douglas P. Ditto Vice President	2016	$120,000		$49,988	$4,800	(1)	$174,788
	2015	$120,000		$76,991	$4,985	(1)	$201,976

(1)	All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan.
(2)	Stock awards in the form of an annual bonus of 10,509 and 12,517 shares were issued in 2016 and 2015 respectively.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2016, there were no unexercised options, stock that has not vested or equity incentive plan awards outstanding for any of the above named executive officers.

Compensation of Directors

Effective September 18, 2013 a new compensation arrangement was approved whereby each outside Director annually received $8,000 as a retainer and $1,000 per meeting attended.  The compensation, however, is paid in UTG Common Stock.  The value is determined annually on the close of business December 20th or the next business day should December 20th be a weekend or holiday, based on the activity of the year just ending.  Reasonable travel expenses are reimbursed in cash as incurred.  UTG's Director compensation policy provides that Directors who are employees of UTG or its affiliates do not receive any compensation for their services as Directors except for reimbursement for reasonable travel expenses for attending each meeting.  The following table reflects compensation paid to all Directors who served in 2016.

Name	Fees Earned or Paid in Cash	Stock Awards (2)	All Other Compensation	Total
Jesse T. Correll Chief Executive Officer	$0			$0
James P. Rousey President	$0			$0
Randall L. Attkisson Director	$0	$12,992		$12,992
Joseph A. Brinck, II Director	$0	$10,997		$10,997
Ward F. Correll Director	$0	$3,990		$3,990
Brian J. Crall Director	$13,000		$111,362	$124,362
Howard L. Dayton Director	$0	$12,992		$12,992
Thomas E. Harmon Director	$0	$7,996		$7,996
Peter L. Ochs Director	$0	$11,986		$11,986

(1)  Other Compensation represents payment for consulting services performed relative to management enrichment.
(2)  Market value of stock on earned date was $17.05 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Holders of Securities

The following tabulation sets forth the name and address of the entity known to be the beneficial owners of more than 5% of UTG’s Common Stock and shows:  (i) the total number of shares of Common Stock beneficially owned by such person as of February 15, 2017 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of Common Stock so owned as of the same date.

Title		Amount	Percent
of	Name and Address	and Nature of	Of
Class	of Beneficial Owner (2)	Beneficial Ownership	Class (1)

Common	Jesse T. Correll	115,692	(3)(6)	3.5%
Stock, no	First Southern Bancorp, Inc.	1,406,785	(3)(4)(6)	42.0%
par value	First Southern Funding, LLC	341,997	(3)(4)(6)	10.2%
	First Southern Holdings, LLC	1,201,876	(3)(4)(6)	35.9%
	Estate of Ward F. Correll	271,059	(5)(6)	8.1%
	WCorrell, Limited Partnership	72,750	(3)(6)	2.2%
	Cumberland Lake Shell, Inc.	257,501	(5)(6)	7.7%

(1)	The percentage of shares owned is based on 3,349,927 shares of Common Stock outstanding as of February 15, 2017.
(2)

The address for each of Jesse Correll, First Southern Bancorp, Inc. (“FSBI”), First Southern Funding, LLC (“FSF”), First Southern Holdings, LLC (“FSH”), and WCorrell, Limited Partnership (“WCorrell LP”), is 205 North Depot Street, Stanford, Kentucky 40484.  The address for the Estate of Ward F. Correll is P O Box 328, 99 Lancaster Street, Stanford, KY 40484 and Cumberland Lake Shell, Inc. (“CLS”) is P.O. Box 430, 150 Railroad Drive, Somerset, Kentucky 42502.  The majority of the shares of CLS are owned by the Ward F. Correll Irrevocable Family Bank GSTT Trust.

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

In addition, by virtue of his ownership of voting securities of FSF and FSBI, and in turn, their ownership of 100% of the outstanding membership interests of FSH (the holder of 1,201,876 shares of Common Stock), Mr. Correll may be deemed to beneficially own the total number of shares of Common Stock owned by FSH, and may be deemed to share with FSH the right to vote and to dispose of such shares. Mr. Correll owns approximately 75% of the outstanding membership interests of FSF; he owns directly approximately 46%, companies he controls own approximately 15%, and he has the power to vote but does not own an additional 2% of the outstanding voting stock of FSBI.  FSBI and FSF in turn own 99% and 1%, respectively, of the outstanding membership interests of FSH.

(4)

The share ownership of FSBI consists of 204,909 shares of Common Stock held by FSBI directly and 1,201,876 shares of Common Stock held by FSH of which FSBI is a 99% member and FSF is a 1% member.  As a result, FSBI may be deemed to share the voting and dispositive power over the shares held by FSH.

(5)	Includes 257,501 shares of Common Stock held by CLS, all of the outstanding voting shares of which are owned by the Estate of Ward F. Correll.
(6)

According to the Schedule 13D, as amended, filed July 22, 2016, Jesse Correll, FSBI, FSF and FSH, have agreed in principle to act together for the purpose of acquiring or holding equity securities of UTG.  In addition, because of their relationship with these Reporting Persons, the Estate of Ward F. Correll, Kirk Correll, Cumberland Lake Shell, Inc. and WCorrell Limited Partnership may also be deemed to be members of this group.  Therefore, each may be deemed to have acquired beneficial ownership of the equity securities of UTG beneficially owned by each of the Reporting Persons.

Security Ownership of Management of UTG

The following tabulation shows with respect to each of the Directors of UTG, UTG’s Chief Executive Officer and President, and each of UTG’s two most highly compensated executive officers whose salary plus bonus exceeded $100,000 for fiscal 2016, and with respect to all executive officers and Directors of UTG as a group:  (i) the total number of shares of Common Stock beneficially owned by such person as of February 15, 2017 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of stock so owned as of the same date.

Title of	Name and Address of	Amount and Nature of	Percent of
Class	Beneficial Owner	Beneficial Ownership	Class (1)

UTG’s	Randall L. Attkisson	Louisville, KY	3,052		*
Common	Joseph A. Brinck, II	Cincinnati, OH	15,021		*
Stock, no	Jesse T. Correll	Stanford, KY	2,135,533	(2)	63.7%
Par value	Brian J. Crall	Nicholasville, KY	633	(3)	*
	Howard L. Dayton, Jr.	Sanford, FL	7,530	(4)	*
	Douglas P. Ditto	Danville, KY	16,134	(5)	*
	Thomas E. Harmon	Springfield, IL	469		*
	Theodore C. Miller	Stanford, KY	12,292		*
	Peter L. Ochs	Valley Center, KS	4,761	(6)	*
	James P. Rousey	Hustonville, KY	7,276		*
	All Directors and executive officers as a group (ten in number)		2,202,701		65.8%

                      * Less than 1%

(1)	The percentage of outstanding shares for UTG is based on 3,349,927 shares of Common Stock outstanding as of February 15, 2017.
(2)
The share ownership of Mr. Jesse Correll includes 42,942 shares of Common Stock owned by him individually, 204,909 shares of Common Stock held by FSBI and 341,997 shares of Common Stock owned by FSF.  The share ownership of Mr. Correll also includes 72,750 shares of Common Stock held by WCorrell, Limited Partnership, a limited partnership in which Mr. Correll serves as managing general partner.   Mr. Correll has sole voting and dispositive power over the shares held by these entities.   In addition, by virtue of his ownership of voting securities of FSF and FSBI, and in turn, their ownership of 100% of the outstanding membership interests of FSH (the holder of 1,201,876 shares of Common Stock), Mr. Correll may be deemed to beneficially own the total number of shares of Common Stock owned by FSH, and may be deemed to share with FSH the right to vote and to dispose of such shares. Mr. Correll owns approximately 75% of the outstanding membership interests of FSF; he owns directly approximately 46%, companies he controls own approximately 15%, and he has the power to vote but does not own an additional 2% of the outstanding voting stock of FSBI.  FSBI and FSF in turn own 99% and 1%, respectively, of the outstanding membership interests of FSH.

On July 14, 2016, Jesse T Correll was qualified as co-executor of the Estate of Ward F Correll who died April 21, 2016.  The share ownership of Mr. Correll also included 13,558 shares of Common Stock held by the Estate of Ward F. Correll and 257,501 shares of Common Stock held by Cumberland Lake Shell, Inc.

(3)	Includes 425 shares held in spouse’s IRA.
(4)	Includes 473 shares held in street name.
(5)	Includes 1,600 shares held in a retirement account.
(6)	Includes 2,000 shares held in a trust for benefit of named individual.

Except as indicated above, the foregoing persons hold sole voting and investment power.

Item 13. Certain Relationships and Related Transactions and Director Independence

The Board of Directors determined that five of the eight current Directors are “independent” as defined by Rule 5605 of the NASDAQ listing standards.  The independent Directors are Randall L. Attkisson, Joseph A. Brinck, II, Howard L. Dayton, Jr., Thomas E. Harmon and Peter L. Ochs.

A director shall not be disqualified from-dealing with or contracting with the corporation as vendor, purchaser; employee, agent or otherwise; nor, in the absence of fraud, shall any transaction or contract or act of this corporation be void or in any way affected or invalidated by the fact that any director or any firm of which any director is a member or any corporation of which any director is a shareholder, director or officer is in any way interested in such transaction or contract or act, provided the fact that such director or such firm or such corporation so interested shall be disclosed or shall be known to the Board of Directors or such members thereof as shall be present at any meeting of the Board of Directors at which action upon any such contract or transaction or act shall be taken: nor shall any such director be accountable .or responsible to the company for or in respect to such transaction or contract or act of. this corporation or for any gains or profits realized by him by reason of the fact that he or any firm of which he is a member or any corporation of which he is a shareholder, director or officer is interested in such action or contract; and any such director may be counted in determining the existence of a quorum of any meeting of the Board of Directors of the company which shall authorize or take action in respect to any such contract or transaction or act and may vote thereat to authorize, ratify, or approve any such contract or transaction or act, with like force and effect as if he or any firm of which he is a member or any corporation of which he is a shareholder, director or officer were not interested in such transaction or contract or act.

On February 20, 2003, UG purchased $4 million of a trust preferred security offering issued by First Southern Bancorp, Inc. (“FSBI”).  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%.  The Company received dividends of $264,946 and $264,219 during 2016 and 2015, respectively.  On March 30, 2009, UG purchased $1 million of FSBI common stock.  The sale and transfer of this security is restricted by the provisions of a stock restriction and buy-sell agreement.

On September 28, 2011 UTG entered a joint ownership agreement with Bandyco, LLC and First Southern National Bank, for an 8.08% interest in an aircraft. Bandyco, LLC is affiliated with Ward F Correll, a former Director of the Company. The Company paid a monthly operational fee of $25,000 through July of 2014 when the aircraft was sold.  During July of 2014, the Company acquired a different aircraft.  UTG paid $1,600,000 in the acquisition of the aircraft, increasing the Company’s ownership interest to 30.1%.  The aircraft is used for business related travel by various officers and employees of the Company. For years 2016 and 2015, UTG paid $418,104 and $255,920 for costs associated with the aircraft, respectively.

The Company from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services the Company's mortgage loans including those covered by the participation agreements.  The Company pays a .25% servicing fee on these loans and a one-time fee at loan          origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $13,517 and $11,622 in servicing fees and $0 and $25,000 in origination fees to FSNB during 2016 and 2015, respectively.

The Company reimbursed expenses incurred by employees of FSNB relating to salaries, travel and other costs incurred on behalf of or relating to the Company.  The Company paid $277,262 and $324,918 in 2016 and 2015, respectively to FSNB in reimbursement of such costs.  In addition, the Company reimburses FSNB a portion of salaries and pension costs for Mr. Correll and Mr. Ditto.  The reimbursement was approved by the UTG Board of Directors and totaled $335,769 and $349,351 in 2016 and 2015, respectively, which included salaries and other benefits.

As previously disclosed in the Notes Receivable section of Note 2 – Investments, several of the Company’s notes have participation agreements in place with third parties.  Certain participation agreements are with FSF, a related party.  The participation agreements are sold without recourse and assigned to the participant based on their pro-rata share of the principal, interest and collateral as specified in the participation agreements. The undivided participations in the notes receivable range from 20% - 50%.  The total amount of loans participated to FSF were $250,000 and $3,170,000 as of December 31, 2016 and 2015, respectively.

During 2016, UTG and FSF established a partnership agreement and established a limited liability company to purchase real estate. FSF contributed $140,000 to the partnership, which gave them a 10% ownership in the LLC.

During 2016, the Company began renting approximately 8,000 square feet of office space, located in Stanford, Kentucky, from FSNB and pays $2,000 per month in rent. The Company paid rent of $8,000 to FSNB during 2016.

Item 14. Principal Accounting Fees and Services

The Audit Committee is required to be directly responsible for the appointment, compensation and retention of the Company’s independent registered public accounting firm.  The Audit Committee appointed Brown Smith Wallace, LLP (“BSW”) as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2016 and 2015.

Amounts paid to, or billed by, the Company’s principal accountant, during the two most recent fiscal years by category were as follows:

Audit Fees - Audit fees paid for these audit services in the fiscal years ended December 31, 2016 and 2015 totaled $109,600 and $114,000 respectively. Fees billed for the quarterly reviews of the Company’s financial statements totaled $21,547 and $22,147 for the years 2016 and 2015, respectively.

Audit Related Fees - No audit related fees were incurred by the Company from BSW for the years ended December 31, 2016 and 2015.

Tax Fees – For the years ended December 31, 2016 and 2015, the Company paid $11,300 and $11,740, respectively, to BSW relating to certain tax advice and electronic filing of certain federal and state income tax returns of the Company.

All Other Fees – During 2016, the Company paid no other fees to BSW.  During 2015, the Company paid fees of $4,000 to BSW for services rendered in relation to the Ohio Department of Insurance examination of UG.

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
3.1

Certificate of Incorporation of the Registrant and all amendments thereto [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 3.1].

3.2	By-Laws for the Registrant and all amendments thereto [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 3.2].
4.1

UTG’s Agreement pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K with respect to long-term debt instruments [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 4.1].

10.1

Amendment to Reinsurance Agreement between Universal Guaranty Life Insurance Company and Optimum Re Insurance Company originally with Business Men’s Assurance Company of America. [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2015 originally filed as Exhibit 10.2].

10.2

Reinsurance Agreement between Universal Guaranty Life Insurance Company and Swiss RE originally with Life Reassurance Corporation of America. [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2015 originally filed as Exhibit 10.3].

10.3

Assumption Reinsurance Agreement between Universal Guaranty Life Insurance Company and Park Avenue Life Insurance Company formerly known as First International Life Insurance Company. [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2015 originally filed as Exhibit 10.4].

10.4	StoneRiver Master Agreement [Incorporated by reference to the Registrant’s Form 10-K, for the year ended December 31, 2011 originally filed as Exhibit 10.18].
10.5

Commercial pledge agreement dated November 20, 2012, between UTG, Inc. and Illinois National Bank. [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2012 originally filed as Exhibit 10.20].

10.6

Administrative Services and Cost Sharing Agreement dated as of January 1, 2007 between UTG, Inc. and Universal Guaranty Life Insurance Company [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 10.11].

10.7

Agreement regarding Mortgage Loans by and between First Southern National Bank and Universal Guaranty Life Insurance Company [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 10.12].

10.8	Universal Guaranty Participation Agreement-Purchased Loan [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 10.13].
10.9	Universal Guaranty Participation Agreement-Originated Loan [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 10.14].
10.10	Management Data, Inc. Software License Agreement [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2015 originally filed as Exhibit 10.16].
10.11

Note dated December 29, 2014, between UTG Avalon, LLC and First National Bank of Tennessee [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2015 originally filed as Exhibit 10.17].

10.12

Aircraft Joint Ownership Agreement by and among Bandyco, LLC, First Southern National Bank and UTG, Inc. dated August 11, 2014 [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2015 originally filed as Exhibit 10.18].

*10.13	Promissory Note dated November 20, 2016, between UTG, Inc. and Illinois National Bank.
14.1	Code of Ethics and Business Conduct [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 14.1].
14.2	Code of Ethical Conduct for Senior Financial Officers [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 14.2].
*21.1	List of Subsidiaries of the Registrant.
*31.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
*32.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
99.1	Audit Committee Charter. [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2015 originally filed as Exhibit 99.1].
99.2	Whistleblower Policy [Incorporated by reference to theRegistrant’s form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 99.2].
99.3	Compensation Committee Charter. [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2015 originally filed as Exhibit 99.3].
99.4	Investment Committee Charter. [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2015 originally filed as Exhibit 99.4].
*101	Interactive Data File
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

Date: March 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Randall L. Attkisson	By:/s/ Thomas E. Harmon
Randall L. Attkisson Director	Thomas E. Harmon Director

By:	By:/s/ Peter L. Ochs
Joseph A. Brinck Director	Peter L. Ochs Director

By:/s/ Jesse T. Correll	By:/s/ James P. Rousey
Jesse T. Correll Chairman of the Board, Chief Executive Officer and Director	James P. Rousey President and Director

By:/s/ Brian J. Crall	By:/s/ Theodore C. Miller
Brian J. Crall Director	Theodore C. Miller Corporate Secretary and Chief Financial Officer

By:/s/ Howard L. Dayton
Howard L. Dayton Director