Form 10-Q
period 2017-03-31
UTG INC
filed 2017-05-12
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
P.O. BOX 13080
SPRINGFIELD, IL 62791
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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2017 was 3,358,499.

UTG, Inc.
(The “Company”)

Part 1.   Financial Information.
Item 1.  Financial Statements.

UTG, Inc.

Condensed Consolidated Balance Sheets (Unaudited)
	March 31,	December 31,
	2017	2016*
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $169,852,287 and $170,595,860)	$190,059,681	$187,239,718
Equity securities, at fair value (cost $39,3144,668 and $37,014,712)	54,729,537	51,707,103
Trading securities, at fair value (cost $0 and $70,690)	-	2,500
Mortgage loans on real estate, at amortized cost	18,628,404	18,577,372
Investment real estate	56,162,114	57,138,980
Notes receivable	17,324,551	16,876,485
Policy loans	9,893,063	10,070,134
Total investments	346,797,350	341,612,292

Cash and cash equivalents	11,440,096	15,156,548
Accrued investment income	3,064,764	2,872,850
Reinsurance receivables:
Future policy benefits	26,676,269	26,974,819
Policy claims and other benefits	3,930,277	3,952,465
Cost of insurance acquired	7,057,621	7,267,397
Property and equipment, net of accumulated depreciation	1,452,877	1,564,944
Income tax recoverable	1,179,302	1,223,682
Other assets	1,627,220	1,476,356
Total assets	$403,225,776	$402,101,353

LIABILITIES & SHAREHOLDER'S EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$261,932,272	$263,844,559
Policy claims and benefits payable	5,221,898	3,889,572
Other policyholder funds	432,588	428,769
Dividend and endowment accumulations	14,544,421	14,504,583
Deferred income taxes	16,470,959	15,459,049
Notes payable	2,900,000	2,900,000
Trading securities, at fair value (proceeds $0 and $181,159)	-	1,439
Other liabilities	6,422,740	6,771,540
Total liabilities	307,924,878	307,799,511

Shareholders' equity:
Common stock - no par value, stated value $.001 per share. Authorized 7,000,000 shares - 3,359,703 and 3,349,927 shares outstanding	3,359	3,350
Additional paid-in capital	38,049,906	37,878,712
Retained earnings	32,256,906	34,230,307
Accumulated other comprehensive income (loss)	23,269,181	20,353,692
Total UTG shareholders' equity	93,579,352	92,466,061
Noncontrolling interests	1,721,546	1,835,781
Total shareholders' equity	95,300,898	94,301,842
Total liabilities and shareholders' equity	$403,225,776	$402,101,353

* Balance sheet audited at December 31, 2016.
See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)
	Three Months Ended
	March 31,	March 31,
	2017	2016
Revenue:
Premiums and policy fees	$2,702,754	$2,774,763
Ceded reinsurance premiums and policy fees	(726,654)	(767,301)
Net investment income	3,036,484	4,018,491
Other income	115,959	185,196
Revenues before realized gains (losses)	5,128,543	6,211,149
Realized investment gains (losses), net:
Other-than-temporary impairments	(484,347)	0
Other realized investment gains (losses), net	(14,344)	3,412,233
Total realized investment gains (losses), net	(498,691)	3,412,233
Total revenue	4,629,852	9,623,382

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	4,967,652	5,815,152
Ceded Reinsurance benefits and claims	(286,110)	(595,281)
Annuity	243,397	328,899
Dividends to policyholders	113,286	127,679
Commissions and amortization of deferred policy acquisition costs	(35,981)	(32,766)
Amortization of cost of insurance acquired	209,776	218,246
Operating expenses	2,046,057	1,774,237
Total benefits and other expenses	7,258,077	7,636,166

Income (loss) before income taxes	(2,628,225)	1,987,216
Income tax (expense) benefit	513,590	(799,680)

Net income (loss)	(2,114,635)	1,187,536

Net (income) loss attributable to noncontrolling interests	141,234	94,567

Net income (loss) attributable to common shareholders	$(1,973,401)	$1,282,103

Amounts attributable to common shareholders'
Basic income per share	$(0.59)	$0.35

Diluted income per share	$(0.59)	$0.35

Basic weighted average shares outstanding	3,350,248	3,700,434

Diluted weighted average shares outstanding	3,350,248	3,700,434

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2017	2016

Net income (loss)	$(2,114,635)	$1,187,536

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	4,471,024	11,802,528
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	(1,564,858)	(4,130,885)
Unrealized holding gains (losses) arising during period, net of tax	2,906,165	7,671,643

Less reclassification adjustment for gains included in net income	14,344	(254,453)
Tax expense for gains included in net income	(5,020)	89,059
Reclassification adjustment for gains included in net income, net of tax	9,324	(165,394)
Subtotal: Other comprehensive income (loss), net of tax	2,915,490	7,506,249

Comprehensive income (loss)	800,854	8,693,785

Less comprehensive (income) loss attributable to noncontrolling interests	141,234	94,567

Comprehensive income (loss) attributable to UTG, Inc.	$942,088	$8,788,352

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2017	2016

Cash flows from operating activities:
Net income attributable to common shareholders	$(1,973,401)	$1,282,103
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	84,656	(778,138)
Realized investment gains, net	498,691	(3,412,233)
Unrealized trading (gains) losses included in income	111,531	(14,539)
Realized trading (gains) included in income	(110,470)	-
Amortization of cost of insurance acquired	209,776	218,246
Depreciation	175,471	141,702
Net income (loss) attributable to noncontrolling interest	(141,234)	(94,567)
Charges for mortality and administration of universal life and annuity products	(1,661,871)	(1,107,778)
Interest credited to account balances	1,092,176	867,663
Change in accrued investment income	(191,914)	(112,756)
Change in reinsurance receivables	320,738	17,052
Change in policy liabilities and accruals	3,707	(577,674)
Change in income taxes receivable (payable)	44,380	688,603
Change in other assets and liabilities, net	(1,038,724)	(3,135,372)
Net cash used in operating activities	(2,576,488)	(6,017,688)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	2,614,087	6,102,950
Equity securities available for sale	-	438,111
Mortgage loans	290,019	1,801,132
Real estate	875,507	4,053,937
Notes receivable	99,787	2,499,998
Policy loans	528,338	636,556
Total proceeds from investments sold and matured	4,407,738	15,532,684
Cost of investments acquired:
Fixed maturities available for sale	(1,977,627)	(3,955,081)
Equity securities available for sale	(2,099,959)	(505,516)
Mortgage loans	(333,581)	(12,365)
Real estate	(446,391)	(3,526,736)
Notes receivable	(547,853)	0
Policy loans	(351,267)	(565,345)
Total cost of investments acquired	(5,756,678)	(8,565,043)
Net cash provided by (used in) investing activities	(1,348,940)	6,967,641

Cash flows from financing activities:
Policyholder contract deposits	1,242,214	772,689
Policyholder contract withdrawals	(1,212,530)	(594,960)
Purchase of treasury stock	171,203	(403,637)
Non controlling contributions (distributions) of consolidated subsidiary	8,089	(82,265)
Net cash provided by (used in) financing activities	208,976	(308,173)

Net increase in cash and cash equivalents	(3,716,452)	641,780
Cash and cash equivalents at beginning of period	15,156,548	11,822,615
Cash and cash equivalents at end of period	$11,440,096	$12,464,395

See accompanying notes.

UTG, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2016, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the "Parent") and its subsidiaries (collectively with the Parent, the "Company").  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company's consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  The Company's results of operations for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other future period.

This document at times will refer to the Registrant's largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC ("FSF"), a Kentucky corporation, and First Southern Bancorp, Inc. ("FSBI"), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank ("FSNB").  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG's largest shareholder through his ownership control of FSF, FSBI and affiliates.  At March 31, 2017, Mr. Correll owns or controls directly and indirectly approximately 63.75% of UTG's outstanding stock.

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

Note 2 – Recently Issued Accounting Standards

During the three months ended March 31, 2017, there were no additions to or changes in the critical accounting policies disclosed in the 2016 Form 10-K.

Note 3 – Investments

Available for Sale Securities – Fixed Maturity and Equity Securities

The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in available for sale securities are summarized as follows:

March 31, 2017	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$9,061,015	$57,319	$(88,717)	$9,029,617
U.S. special revenue and assessments	10,146,927	927,999	(11,346)	11,063,580
All other corporate bonds	150,644,345	20,166,430	(844,291)	169,966,484
	169,852,287	21,151,748	(944,354)	190,059,681
Equity securities	39,114,668	16,221,003	(606,134)	54,729,537
Total	$208,966,955	$37,372,751	$(1,550,488)	$244,789,218

December 31, 2016	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$9,058,210	$74,581	$(96,981)	$9,035,810
U.S. special revenue and assessments	10,145,531	1,002,789	(14,043)	11,134,277
All other corporate bonds	151,392,119	17,234,691	(1,557,179)	167,069,631
	170,595,860	18,312,061	(1,668,203)	187,239,718
Equity securities	37,014,712	15,214,862	(522,471)	51,707,103
Total	$207,610,572	$33,526,923	$(2,190,674)	$238,946,821

The amortized cost and estimated market value of debt securities at March 31, 2017, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale March 31, 2017	Amortized Cost	Estimated Fair Value

Due in one year or less	$9,173,834	$9,367,112
Due after one year through five years	33,225,931	48,311,584
Due after five years through ten years	44,064,242	47,358,567
Due after ten years	83,388,280	85,022,418
Total	$169,852,287	$190,059,681

The fair value of investments with sustained gross unrealized losses at March 31, 2017 and December 31, 2016 are as follows:

March 31, 2017	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$6,587,323	(88,717)	$-	-	$6,587,323	(88,717)
U.S. special revenue and assessments	977,170	(11,346)	-	-	977,170	(11,346)
All other corporate bonds	36,247,826	(712,983)	3,011,290	(131,308)	39,259,116	(844,291)
Total fixed maturities	$43,812,319	(813,046)	$3,011,290	(131,308)	$46,823,609	(944,354)

Equity securities	$4,669,370	(606,134)	$-	-	$4,669,370	(606,134)

December 31, 2016	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$6,578,248	(96,981)	$-	-	$6,578,248	(96,981)
U.S. special revenue and assessments	974,250	(14,043)	-	-	974,250	(14,043)
All other corporate bonds	50,161,487	(1,408,828)	4,023,510	(148,351)	54,173,997	(1,557,179)
Total fixed maturities	$57,713,985	(1,519,852)	$4,023,510	(148,351)	$61,726,495	(1,668,203)

Equity securities	$4,703,033	(522,471)	$-	-	$4,703,033	(522,471)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of March 31, 2017
Fixed maturities	19	2	21
Equity securities	3	-	3
As of December 31, 2016
Fixed maturities	25	3	28
Equity securities	3	-	3

Substantially all of the unrealized losses on fixed maturities available for sale and equity securities at  March 31, 2017 and December 31, 2016 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of  March 31, 2017 and December 31, 2016.

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

Based on Management's review of the investment portfolio, the Company recorded the following losses for other-than-temporary impairments in the Condensed Consolidated Statements of Operations for the periods ended  March 31:

	2017	2016

Other than temporary impairments:
Real Estate	$484,347	$-
Total	484,347	-

The other-than-temporary impairment recognized during 2017 was taken as a result of Management’s analysis and determination of value.  The investment was written down to better reflect its current expected market value.

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Condensed Consolidated Statements of Operations.  Trading securities include exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities are securities sold short. A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  The fair value of derivatives included in trading security assets and trading security liabilities as of March 31, 2017 was $0 and $0, respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2016 was $2,500 and $(1,439), respectively.  Earnings from trading securities are classified in cash flows from operating activities. The derivatives held by the Company are for income generation purposes only.

Trading revenue charged to net investment income from trading securities was:

	Three Months Ended
	March 31,
	2017	2016

Net unrealized gains (losses)	$(111,531)	$14,539
Net realized gains (losses)	110,470	-
Net unrealized and realized gains (losses)	$(1,061)	$14,539

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

Approximately 12% of the mortgage loan portfolio consists of discounted commercial mortgage loans as of March 31, 2017 and December 31, 2016. The Company began purchasing discounted commercial mortgage loans in 2009.  Management has extensive background and experience in the analysis and valuation of commercial real estate. The discounted loans are available through the FDIC's sale of assets of closed banks and from banks wanting to reduce their loan portfolios.  The loans are available on a loan by loan bid process.  Once a loan has been acquired, contact is made with the appropriate individuals to begin a dialog with a goal of determining the borrower's willingness to work together.  There are generally three paths a discounted loan will take:  the borrowers pay as required; a settlement is reached with the loan being paid off at a discounted value; or the loan is foreclosed.

For the period ended March 31, 2017 and the year ended December 31, 2016, the Company acquired $305,000 and $6,935,273 in mortgage loans, respectively, including both regular participation mortgage loans as well as discounted mortgage loans.  FSNB services the majority of the Company's mortgage loan portfolio.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

During 2017 and 2016, the maximum and minimum lending rates for mortgage loans were:

	2017		2016
	Maximum rate	Minimum rate	Maximum rate	Minimum rate
Farm Loans	5.00%	5.00%	5.00%	5.00%
Commercial Loans	8.00%	4.00%	8.00%	4.00%
Residential Loans	8.00%	3.94%	8.00%	3.94%

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

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquired the discounted mortgage loans at below contract value, and believes that it will fully recover its carrying value upon disposal, therefore no reserve for delinquent loans is deemed necessary.  Those not currently paying are being vigorously worked by Management.  The current discounted commercial mortgage loan portfolio has an average price of 32% of face value as of March 31, 2017 and December 31, 2016.  Management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.  The mortgage loan reserve was $0 at March 31, 2017 and December 31, 2016.

The following table summarizes the number of loans held in the discounted mortgage loan portfolio and the carrying value of the loans:

March 31, 2017 Payment Frequency	Number of Loans	Carrying Value

No payments received	8	$0
One-time payment received	1	0
Irregular payments received	2	20,834
Periodic payments received	5	2,147,779
Total	16	$2,168,613

December 31, 2016 Payment Frequency	Number of Loans	Carrying Value

No payments received	8	$0
One-time payment received	1	0
Irregular payments received	2	20,834
Periodic payments received	5	2,168,062
Total	16	$2,188,896

The following table summarizes the mortgage loan holdings of the Company for the periods ended:

	March 31, 2017	December 31, 2016
In good standing	$16,459,792	$16,388,477
Overdue interest over 90 days	20,834	20,834
Restructured	57,827	60,827
In process of foreclosure	2,089,951	2,107,234
Total mortgage loans	$18,628,404	$18,577,372
Total foreclosed loans during the year	$-	$735,000

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

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. The valuation allowance as of March 31, 2017 and December 31, 2016 was $0. Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status.

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

The following table presents the Company’s assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheet on a recurring basis as of March 31, 2017.

	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$11,016,357	$176,202,621	$2,840,703	$190,059,681
Equity Securities, available for sale	19,224,731	7,002,697	28,502,109	54,729,537
Total	$30,241,088	$183,205,318	$31,342,812	$244,789,218

The following table presents the Company’s assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheet on a recurring basis as of December 31, 2016.

	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$9,035,810	$175,120,657	$3,083,251	$187,239,718
Equity Securities, available for sale	19,360,394	6,553,410	25,793,299	51,707,103
Trading Securities	2,500	-	-	2,500
Total	$28,398,704	$181,674,067	$28,876,550	$238,949,321

Liabilities
Trading Securities	$1,439	$-	$-	$1,439

The following table provides reconciliations for Level 3 assets measured at fair value on a recurring basis. Transfers into and out of Level 3 are recognized as of the end of the quarter in which they occur.

	Fixed Maturities, Available for Sale	Equity Securities, Available for Sale	Total
Balance at December 31, 2016	$3,083,251	$25,793,299	$28,876,550
Total unrealized gains (losses):
Included in realized gains (losses)	-	-	-
Included in other comprehensive income	371,539	957,215	1,328,754
Purchases	-	1,789,390	1,789,390
Sales	(614,087)	$(37,795)	$(651,882)
Balance at March 31, 2017	$2,840,703	$28,502,109	$31,342,812

The Level 3 securities include collateralized debt obligations of trust preferred securities issued by banks and insurance companies and certain equity securities with unobservable inputs. The Company computed fair value of Level 3 equity investments based on a review of current financial information, earnings trends and similar companies in the same industries.

There were no transfers in or out of Level 3 as of March 31, 2017.  Transfers occur when there is a lack of observable market information.

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

	March 31, 2017		December 31, 2016
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage loans on real estate	$18,628,404	$18,628,404	$18,577,372	$18,577,372
Investment real estate	56,162,114	56,162,114	57,138,980	57,138,980
Notes receivable	17,324,551	17,324,551	16,876,485	16,876,485
Policy loans	9,893,063	9,893,063	10,070,134	10,070,134
Cash and cash equivalents	11,440,096	11,440,096	15,156,548	15,156,548

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

Note 5 – Credit Arrangements

At March 31, 2017 and December 31, 2016, the Company had the following outstanding debt:

			Outstanding Principal Balance
Instrument	Issue Date	Maturity Date	March 31,2017	December 31, 2016
Promissory Note:
SoftVest, LP	7/22/2016	7/22/2018	1,450,000	1,450,000
SoftSearch Investment, L.P.	7/22/2016	7/22/2018	1,450,000	1,450,000

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2016	Borrowings	Repayments	March 31, 2017
Lines of Credit:
UTG	11/20/2013	11/20/2017	$8,000,000	$-	-	-	$-
UG	6/2/2015	5/10/2017	10,000,000	-	-	-	-

The UTG line of credit carries interest at a fixed rate of 3.75% and is payable monthly. As collateral, UTG has pledged 100% of the common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company ("UG"). The Company is currently in the process of renewing this line of credit.

During May of 2016, the Federal Home Loan Bank approved UG's Cash Management Advance Application ("CMA"). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company is currently in the process of renewing the CMA.

On July 22, 2016, the Company entered in to an agreement to acquire 300,000 shares of its outstanding common stock from a shareholder that owned approximately 8% of the Company's outstanding common stock.  The acquisition was made under the Company's stock buy-back program. As part of this transaction, two promissory notes totaling $2.9 million were issued. The notes require principal payments of one half of the note value to be paid one year from the date of purchase and the other one half to be paid two years from the date of purchase. The notes bear interest at 0%. During April of 2017, the Company paid $725,000 on the outstanding principal balance of each promissory note.

Note 6 – Shareholders’ Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. At a meeting of the Board of Directors on June 15, 2016, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG's common stock and on July 14, 2016, the Board of Directors again increased the amount available by an additional $4.5 million, for a total repurchase of $14.5 million. Repurchased shares are available for future issuance for general corporate purposes. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During the three month period ended March 31, 2017, the Company repurchased approximately 1,500 shares through the stock repurchase program for approximately $26,000. Through March 31, 2017, UTG has spent approximately $12 million in the acquisition of approximately 1,060,000 shares under this program.
Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  For the three months ended March 31, 2017 and 2016, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

Within the Company's trading accounts, certain trading securities carried as liabilities represent securities sold short.  A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  All trading securities were settled during the first quarter of 2017.

The following table represents the total funding commitments and the unfunded commitment as of March 31, 2017 related to certain investments:

	Total Funding	Unfunded
	Commitment	Commitment
RLF III, LLC	$4,000,000	$398,120
Sovereign’s Capital, LP Fund I	500,000	33,642
UGLIC, LLC	1,600,000	120,000
Sovereign's Capital, LP Fund II	1,000,000	546,064
Barton Springs Music, LLC	2,500,000	1,558,850
Master Mineral Holdings II, LP	4,122,167	1,788,786

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

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	March 31,
	2017	2016

Interest	$-	$-
Federal income tax	-	-

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's discussion and analysis of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively with the Parent, the "Company").  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in the Company's annual report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability.  The Company's critical accounting policies and the related estimates considered most significant by Management are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  Management has identified the accounting policies related to cost of insurance acquired, assumptions and judgments utilized in determining if declines in fair values of investments are other-than-temporary, and valuation methods for investments that are not actively traded as those, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Condensed Consolidated Financial Statements and this Management's Discussion and Analysis.

During the three months ended March 31, 2017, there were no additions to or changes in the critical accounting policies disclosed in the 2016 Form 10-K, as discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

On a consolidated basis, the Company reported a net loss attributable to common shareholders' of approximately $(2.0) million for the three-month period ended March 31, 2017 and net income attributable to common shareholders' of approximately $1.3 million for the three-month period ended March 31, 2016.

Revenues

The Company's total revenues were down approximately $5 million when comparing the three month periods ended March 31, 2017 and 2016. The variance in total revenues reported is mainly attributable to fluctuations in net investment income and realized investment gains reported by the Company during 2017 and 2016. Further analysis of the fluctuations is provided below.

Premium and policy fee revenues, net of reinsurance, decreased approximately 2% when comparing the three months ended March 31, 2017 and 2016.  The Company writes minimal new business.  Premium and policy fee revenues, net of reinsurance, represented 42% and 21% of the Company's revenues as of March 31, 2017 and 2016, respectively.
The following table reflects net investment income of the Company for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016

Fixed maturities available for sale	$2,121,877	$2,283,083
Equity securities	381,863	215,956
Trading securities	(1,061)	14,539
Mortgage loans	228,060	1,100,833
Real estate	469,258	564,296
Notes receivable	320,711	709,187
Policy loans	155,353	45,463
Cash and cash equivalents	2,580	3,564
Total consolidated investment income	3,678,641	4,936,921
Investment expenses	(642,157)	(918,430)
Consolidated net investment income	$3,036,484	$4,018,491

Net investment income represented 66% and 42% of the Company's total revenues as of March 31, 2017 and 2016, respectively.  Net investment income decreased approximately 24% when comparing the first quarter 2017 activity to the same quarter in 2016. Mortgage loans and notes receivable experienced the largest declines, when comparing first quarter 2017 and 2016 activity.

The most significant shift in investment income was in the mortgage loan portfolio, which was down approximately 79% or $873,000.  This is the result of the continued pay off of loans within the portfolio particularly the discounted mortgage loans that have in recent periods provided significant earnings.  During the first quarter of 2016, two of the discounted mortgage loans paid off, which produced income of approximately $842,000.

Investment income from the notes receivable investment portfolio was down approximately 55% or $388,000, when comparing the first quarter 2017 and 2016 activity. During the first quarter of 2016, one of the notes receivable was fully repaid and produced income of approximately $500,000.

The Company reported net realized investment losses of approximately $(499,000) for the three month period ended March 31, 2017 and net realized investment gains of approximately $3.4 million for the three month period ended March 31, 2016.  During the first quarter of 2017, the Company recognized an other-than-temporary impairment of approximately $484,000 on a parcel of real estate. The other-than-temporary impairment was taken as a result of Management's analysis and determination of value.  The investment was written down to better reflect its current expected market value.

During the first quarter of 2016, the Company sold a parcel of real estate, which produced a gain of approximately $3.2 million.  Realized investment gains are the result of one-time events and are expected to vary from quarter to quarter.

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

Expenses

The Company reported total benefits and other expenses of approximately $7.3 million for the three-month period ended March 31, 2017, an decrease of approximately 5% from the same period in 2016.  Benefits, claims and settlement expenses represented approximately 69% and 74% of the Company's total expenses for the three-month periods ended March 31, 2017 and 2016, respectively. The other major expense category of the Company is operating expenses, which represented approximately 28% and 23% of the Company's total expenses for the three month periods ended March 31, 2017 and 2016, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims, decreased approximately 11% in the three-month period ended March 31, 2017, compared to the same period in 2016.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

Net amortization of cost of insurance acquired decreased 4% during the three-month period ended March 31, 2017 compared to the same period in 2016.  Cost of insurance acquired is established when an insurance company is acquired or when the Company acquires a block of in-force business.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The Company utilizes a 12% discount rate on the remaining unamortized business.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.  This expense is expected to decrease, unless the Company acquires a new block of business.

Operating expenses increased approximately 15% or $272,000 in the three-month period ended March 31, 2017 in comparison to the same period in 2016. Overall, expenses were comparable in a majority of the major expense categories. Salary expense was up slightly, while charitable contributions were down. Charitable contributions are a function of the Company's earnings.

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

Financial Condition

Investment Information

Investments represent approximately 86% and 85% of total assets at March 31, 2017 and December 31, 2016, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments that it is permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company's investment portfolio is invested in a diverse set of securities.

As of March 31, 2017, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders' equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market, with changes in market value charged directly to shareholders' equity.  Changes in the market value of available for sale securities resulted in net unrealized gains of approximately $3 million and $7.7 million for the three-month periods ended March 31, 2017 and 2016, respectively.  The variance in the net unrealized gains and losses is the result of normal market fluctuations and lower interest rates.

Capital Resources

Total shareholders' equity increased by approximately 1% as of March 31, 2017 compared to December 31, 2016. The increase in total shareholders' equity was the result of an increase in accumulated other comprehensive income, which is attributable to the increase in unrealized gains mentioned above.

The Company's investments are predominately in fixed maturity investments such as bonds, which provide sufficient return to cover future obligations.  The Company carries all of its fixed maturity holdings as available for sale, which are reported in the Condensed Consolidated Financial Statements at their market value.

Liquidity

The Company has three principal needs for cash - the insurance company's contractual obligations to policyholders, the payment of operating expenses and debt service.  Cash and cash equivalents represented 3% and 4% of total assets as of March 31, 2017 and December 31, 2016, respectively.  Fixed maturities as a percentage of total assets were approximately 47% as of March 31, 2017 and December 31, 2016.

The Company currently has access to funds for operating liquidity.  UTG has an $8,000,000 revolving credit note with Illinois National Bank.  At March 31, 2017, the Company had no outstanding borrowings against the UTG line of credit.

Future policy benefits are primarily long-term in nature and therefore, the Company's investments are predominantly in long-term fixed maturity investments such as bonds and mortgage loans which provide sufficient return to cover these obligations. Many of the Company's products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds.

Net cash used in operating activities was approximately $2.6 million and $6 million for the three-month periods ended March 31, 2017 and 2016, respectively.  Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  Management anticipates future cash flows from operations to remain similar to historic trends.

Net cash used in investing activities was approximately $1.3 million for the three-month period ended March 31, 2017 and net cash provided by investing activities was approximately $7 million for the three-month period ended March 31, 2016. The net cash provided by or used in investing activities is expected to vary from quarter to quarter depending on market conditions and management's ability to find and negotiate favorable investment contracts.

UTG is a holding Company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the Company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on Management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  At March 31, 2017, substantially all of the consolidated shareholders' equity represented net assets of its subsidiary.  The Company's insurance subsidiary has maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance Company dividend payments where the Company is domiciled.  No dividends were paid to shareholders in 2016 or the three-month period ended March 31, 2017.

UG is an Ohio domiciled insurance company, which requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory net income or b) 10% of statutory capital and surplus.  For the year ended December 31, 2016, UG had statutory net income of approximately $4.6 million.  At December 31, 2016 UG's statutory capital and surplus amounted to approximately $45.2 million.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  During 2016, UG paid UTG ordinary dividends of $1 million.  During the second quarter of 2017, UG paid UTG an ordinary dividend of $2 million. UTG used the dividends received during 2016 and 2017 for general operations of the Company.

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

UTG, INC.
(Registrant)

Date:	May 12, 2017	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	May 12, 2017	By	/s/ Theodore C. Miller
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