Form 10-Q
period 2017-06-30
UTG INC
filed 2017-08-10
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act . (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☒

Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock as of July 31, 2017 was 3,347,611.

UTG, Inc.
(The "Company")

Part 1.   Financial Information.

Item 1.  Financial Statements.

UTG, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2017	December 31, 2016*
ASSETS
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $168,088,959 and $170,595,860)	$189,392,628	$187,239,718
Equity securities, at fair value (cost $38,166,461 and $37,014,712)	52,929,758	51,707,103
Trading securities, at fair value (cost $0 and $70,690)	-	2,500
Mortgage loans on real estate at amortized cost	18,378,499	18,577,372
Investment real estate	53,077,397	57,138,980
Notes receivable	18,618,464	16,876,485
Policy loans	9,764,728	10,070,134
Total investments	342,161,474	341,612,292

Cash and cash equivalents	12,506,426	15,156,548
Accrued investment income	2,542,560	2,872,850
Reinsurance receivables:
Future policy benefits	26,592,514	26,974,819
Policy claims and other benefits	4,165,149	3,952,465
Cost of insurance acquired	6,847,844	7,267,397
Property and equipment, net of accumulated depreciation	1,341,019	1,564,944
Income tax recoverable	1,298,756	1,223,682
Other assets	1,446,782	1,476,356
Total assets	$398,902,524	$402,101,353

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$261,052,800	$263,844,559
Policy claims and benefits payable	4,799,231	3,889,572
Other policyholder funds	454,177	428,769
Dividend and endowment accumulations	14,527,876	14,504,583
Deferred income taxes	16,294,785	15,459,049
Notes payable	1,450,000	2,900,000
Trading securities, at fair value (proceeds $0 and $181,159)	-	1,439
Other liabilities	6,348,264	6,771,540
Total liabilities	304,927,133	307,799,511

Shareholders' equity:
Common stock - no par value, stated value $.001 per share. Authorized 7,000,000 shares - 3,349,736 and 3,349,927 shares outstanding	3,349	3,350
Additional paid-in capital	37,870,021	37,878,712
Retained earnings	31,702,183	34,230,307
Accumulated other comprehensive income (loss)	23,373,129	20,353,692
Total UTG shareholders' equity	92,948,682	92,466,061

Noncontrolling interests	1,026,709	1,835,781
Total shareholders' equity	93,975,391	94,301,842
Total liabilities and shareholders' equity	$398,902,524	$402,101,353

* Balance sheet audited at December 31, 2016.
See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Revenue:
Premiums and policy fees	$2,670,468	$3,040,968	$5,373,222	$5,815,731
Ceded reinsurance premiums and policy fees	(843,636)	(736,897)	(1,570,290)	(1,504,198)
Net investment income	2,816,417	3,210,481	5,852,901	7,228,972
Other income	95,578	110,351	211,537	295,547
Revenues before realized gains (losses)	4,738,827	5,624,903	9,867,370	11,836,052
Realized investment gains (losses), net:
Other-than-temporary impairments	-	-	-	-
Other realized investment gains, net	1,042,751	655,564	544,060	4,067,797
Total realized investment gains (losses), net	1,042,751	655,564	544,060	4,067,797
Total revenue	5,781,578	6,280,467	10,411,430	15,903,849

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	4,860,950	5,567,327	9,828,602	11,382,479
Ceded Reinsurance benefits and claims	(703,666)	(910,789)	(989,776)	(1,506,070)
Annuity	294,813	298,677	538,210	627,576
Dividends to policyholders	107,914	121,555	221,200	249,234
Commissions and amortization of deferred policy acquisition costs	(41,103)	(39,176)	(77,084)	(71,942)
Amortization of cost of insurance acquired	209,777	218,246	419,553	436,492
Operating expenses	1,758,608	1,904,102	3,804,665	3,678,339
Total benefits and other expenses	6,487,293	7,159,942	13,745,370	14,796,108

Income (loss) before income taxes	(705,715)	(879,475)	(3,333,940)	1,107,741
Income tax (expense) benefit	196,624	307,193	710,214	(492,487)

Net income (loss)	(509,091)	(572,282)	(2,623,726)	615,254

Net (income) loss attributable to noncontrolling interests	(45,632)	(140,540)	95,602	(45,973)

Net income (loss) attributable to common shareholders	$(554,723)	$(712,822)	$(2,528,124)	$569,281

Amounts attributable to common shareholders'
Basic income (loss) per share	$(0.17)	$(0.19)	$(0.75)	$0.15

Diluted income (loss) per share	$(0.17)	$(0.19)	$(0.75)	$0.15

Basic weighted average shares outstanding	3,355,850	3,673,545	3,353,416	3,686,968

Diluted weighted average shares outstanding	3,355,850	3,673,545	3,353,416	3,686,968

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Net income (loss)	$(509,091)	$(572,282)	$(2,623,726)	$615,254

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	384,871	19,065,483	4,855,895	30,868,008
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	(134,705)	(6,672,919)	(1,699,563)	(10,803,803)
Unrealized holding gains (losses) arising during period, net of tax	250,166	12,392,564	3,156,332	20,064,205

Less reclassification adjustment for gains included in net income	(224,951)	(442,220)	(210,607)	(696,673)
Tax expense for gains included in net income	78,732	154,777	73,712	243,836
Reclassification adjustment for gains included in net income, net of tax	(146,219)	(287,443)	(136,895)	(452,837)
Subtotal: Other comprehensive income (loss), net of tax	103,947	12,105,121	3,019,437	19,611,368

Comprehensive income (loss)	(405,144)	11,532,839	395,711	20,226,622

Less comprehensive (income) loss attributable to noncontrolling interests	(45,632)	(140,540)	95,602	(45,973)

Comprehensive income (loss) attributable to UTG, Inc.	$(450,776)	$11,392,299	$491,313	$20,180,649

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2017	2016
Cash flows from operating activities:
Net income attributable to common shareholders	$(2,528,124)	$569,281
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	178,699	(658,331)
Realized investment gains, net	(544,060)	(4,067,797)
Unrealized trading (gains) losses included in income	111,531	(39,476)
Realized trading (gains) included in income	(110,470)	-
Amortization of cost of insurance acquired	419,553	436,492
Depreciation	349,582	412,472
Net income (loss) attributable to noncontrolling interest	(95,602)	45,973
Charges for mortality and administration of universal life and annuity products	(3,324,867)	(1,107,778)
Interest credited to account balances	2,181,552	867,663
Change in accrued investment income	330,290	(101,071)
Change in reinsurance receivables	169,621	160,739
Change in policy liabilities and accruals	(321,400)	(1,764,350)
Change in income taxes receivable (payable)	(75,074)	(133,218)
Change in other assets and liabilities, net	(1,153,065)	(1,701,843)
Net cash used in operating activities	(4,411,834)	(7,081,244)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	9,585,460	21,633,273
Equity securities available for sale	2,126,149	1,195,793
Trading securities	0	72,279
Mortgage loans	562,792	2,000,374
Real estate	5,083,776	8,002,596
Notes receivable	305,874	2,682,590
Policy loans	1,087,870	1,300,996
Total proceeds from investments sold and matured	18,751,921	36,887,901
Cost of investments acquired:
Fixed maturities available for sale	(7,141,692)	(6,139,596)
Equity securities available for sale	(2,424,875)	(1,463,409)
Trading securities	0	(70,690)
Mortgage loans	(354,306)	(2,694,686)
Real estate	(1,678,891)	(8,668,777)
Notes receivable	(2,047,853)	(7,047,843)
Policy loans	(782,464)	(1,182,883)
Total cost of investments acquired	(14,430,081)	(27,267,884)
Net cash provided by investing activities	4,321,840	9,620,017

Cash flows from financing activities:
Policyholder contract deposits	2,470,129	772,689
Policyholder contract withdrawals	(2,838,813)	(594,960)
Payments of principal on notes payable/line of credit	(1,450,000)	0
Purchase of treasury stock	(8,692)	(455,645)
Non controlling contributions (distributions) of consolidated subsidiary	(732,752)	(49,893)
Net cash used in financing activities	(2,560,128)	(327,809)

Net increase in cash and cash equivalents	(2,650,122)	2,210,964
Cash and cash equivalents at beginning of period	15,156,548	11,822,615
Cash and cash equivalents at end of period	$12,506,426	$14,033,579

See accompanying notes.

UTG, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2016, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the "Parent") and its subsidiaries (collectively with the Parent, the "Company").  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company's consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  The Company's results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other future period.

This document at times will refer to the Registrant's largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC ("FSF"), a Kentucky corporation, and First Southern Bancorp, Inc. ("FSBI"), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank ("FSNB").  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG's largest shareholder through his ownership control of FSF, FSBI and affiliates.  At June 30, 2017, Mr. Correll owns or controls directly and indirectly approximately  63.94% of UTG's outstanding stock.

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

Note 2 – Recently Issued Accounting Standards

During the six months ended June 30, 2017, there were no additions to or changes in the critical accounting policies disclosed in the 2016 Form 10-K.

Note 3 – Investments

Available for Sale Securities – Fixed Maturity and Equity Securities

The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in available for sale securities are summarized as follows:

June 30, 2017	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$7,677,783	$51,149	$(71,452)	$7,657,480
U.S. special revenue and assessments	9,998,384	840,533	(8,973)	10,829,944
All other corporate bonds	150,412,792	20,946,796	(454,384)	170,905,204
	168,088,959	21,838,478	(534,809)	189,392,628
Equity securities	38,166,461	16,885,577	(2,122,280)	52,929,758
Total	$206,255,420	$38,724,055	$(2,657,089)	$242,322,386

December 31, 2016	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$9,058,210	$74,581	$(96,981)	$9,035,810
U.S. special revenue and assessments	10,145,531	1,002,789	(14,043)	11,134,277
All other corporate bonds	151,392,119	17,234,691	(1,557,179)	167,069,631
	170,595,860	18,312,061	(1,668,203)	187,239,718
Equity securities	37,014,712	15,214,862	(522,471)	51,707,103
Total	$207,610,572	$33,526,923	$(2,190,674)	$238,946,821

The amortized cost and estimated market value of debt securities at June 30, 2017, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale June 30, 2017	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,156,866	$6,276,044
Due after one year through five years	31,184,767	43,957,336
Due after five years through ten years	44,147,980	48,599,782
Due after ten years	86,599,346	90,559,466
Total	$168,088,959	$189,392,628

The fair value of investments with sustained gross unrealized losses at June 30, 2017 and December 31, 2016 are as follows:

June 30, 2017	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$6,605,409	$(71,452)	$-	$-	$6,605,409	$(71,452)
U.S. special revenue and assessments	979,770	(8,974)	-	-	979,770	(8,974)
All other corporate bonds	18,527,248	(325,616)	1,863,740	(128,767)	20,390,988	(454,383)
Total fixed maturities	$26,112,427	$(406,042)	$1,863,740	(128,767)	$27,976,167	(534,809)

Equity securities	$5,128,555	$(2,122,280)	$-	$-	$5,128,555	$(2,122,280)

December 31, 2016	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$6,578,248	$(96,981)	$0	$0	$6,578,248	$(96,981)
U.S. special revenue and assessments	974,250	(14,043)	0	0	974,250	(14,043)
All other corporate bonds	50,161,487	(1,408,828)	4,023,510	(148,351)	54,184,997	(1,557,179)
Total fixed maturities	$57,713,985	$(1,519,852)	$4,023,510	(148,351)	$61,737,495	(1,668,203)

Equity securities	$4,703,033	$(522,471)	$0	$0	$4,703,033	$(522,471)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of June 30, 2017
Fixed maturities	14	1	15
Equity securities	4	-	4
As of December 31, 2016
Fixed maturities	25	3	28
Equity securities	3	-	3

Substantially all of the unrealized losses on fixed maturities available for sale and equity securities at  June 30, 2017 and December 31, 2016 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company's expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company's evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of  June 30, 2017 and December 31, 2016.

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

Based on Management's review of the investment portfolio, the Company did not record any losses for other-than-temporary impairments in the Condensed Consolidated Statements of Operations for the six-month period ended June 30, 2017 and 2016.

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Condensed Consolidated Statements of Operations.  Trading securities include exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities are securities sold short. A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  The fair value of derivatives included in trading security assets and trading security liabilities as of   June 30, 2017 was $0 and $0, respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of  December 31, 2016 was $2,500 and $(1,439), respectively.  Earnings from trading securities are classified in cash flows from operating activities. The derivatives held by the Company are for income generation purposes only.

Trading revenue charged to net investment income from trading securities was:

	Three Months Ended
	June 30,
	2017	2016
Net unrealized gains (losses)	$-	$24,938
Net realized gains (losses)	-	-
Net unrealized and realized gains (losses)	$-	$24,938

	Six Months Ended
	June 30,
	2017	2016
Net unrealized gains (losses)	$(111,531)	$39,477
Net realized gains (losses)	110,470	-
Net unrealized and realized gains (losses)	$(1,061)	$39,477

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

Approximately 12% of the mortgage loan portfolio consists of discounted commercial mortgage loans as of June 30, 2017 and December 31, 2016. The Company began purchasing discounted commercial mortgage loans in 2009.  Management has extensive background and experience in the analysis and valuation of commercial real estate. The discounted loans are available through the FDIC's sale of assets of closed banks and from banks wanting to reduce their loan portfolios.  The loans are available on a loan by loan bid process.  Once a loan has been acquired, contact is made with the appropriate individuals to begin a dialog with a goal of determining the borrower's willingness to work together.  There are generally three paths a discounted loan will take:  the borrowers pay as required; a settlement is reached with the loan being paid off at a discounted value; or the loan is foreclosed.

During 2017 and 2016, the Company acquired $305,000 and $6,935,273 in mortgage loans, respectively, including both regular participation mortgage loans as well as discounted mortgage loans.  FSNB services the majority of the Company's mortgage loan portfolio.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

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

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquired the discounted mortgage loans at below contract value, and believes that it will fully recover its carrying value upon disposal, therefore no reserve for delinquent loans is deemed necessary.  Those not currently paying are being vigorously worked by Management.  The current discounted commercial mortgage loan portfolio has an average price of  32% of face value as of June 30, 2017 and December 31, 2016.  Management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.  The mortgage loan reserve was $0 at June 30, 2017 and December 31, 2016.

The following table summarizes the number of loans held in the discounted mortgage loan portfolio and the carrying value of the loans:

June 30, 2017 Payment Frequency	Number of Loans	Carrying Value
No payments received	8	$-
One-time payment received	1	-
Irregular payments received	2	20,834
Periodic payments received	5	2,119,854
Total	16	$2,140,688

December 31, 2016 Payment Frequency	Number of Loans	Carrying Value
No payments received	8	$-
One-time payment received	1	-
Irregular payments received	2	20,834
Periodic payments received	5	2,168,062
Total	16	$2,188,896

The following table summarizes the mortgage loan holdings of the Company for the periods ended:

	June 30, 2017	December 31, 2016
In good standing	$16,237,810	$16,388,477
Overdue interest over 90 days	20,834	20,834
Restructured	55,827	60,827
In process of foreclosure	2,064,028	2,107,234
Total mortgage loans	$18,378,499	$18,577,372
Total foreclosed loans during the year	$-	$735,000

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

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. The valuation allowance as of  June 30, 2017 and December 31, 2016 was $0. Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status.

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

The following table presents the Company's assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheet on a recurring basis as of June 30, 2017.

	Level 1	Level 2	Level 3	Total
Assets
Fixed Maturities, available for sale	$9,670,669	$176,953,831	$2,768,128	$189,392,628
Equity Securities, available for sale	18,087,741	7,250,795	27,591,222	52,929,758
Total	$27,758,410	$184,204,626	$30,359,350	$242,322,386

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

	Fixed Maturities, Available for Sale	Equity Securities, Available for Sale	Total
Balance at December 31, 2016	$3,083,251	$25,793,299	$28,876,550
Total unrealized gains (losses):
Included in realized gains (losses)	-	-	-
Included in other comprehensive income	702,310	(204,624)	497,686
Purchases	-	2,114,307	2,114,307
Sales	$(1,017,433)	$(111,760)	$(1,129,193)
Balance at June 30, 2017	2,768,128	27,591,222	30,359,350

The Level 3 securities include collateralized debt obligations of trust preferred securities issued by banks and insurance companies and certain equity securities with unobservable inputs. The Company computed fair value of Level 3 equity investments based on a review of current financial information, earnings trends and similar companies in the same industries.

There were no transfers in or out of Level 3 as of June 30, 2017.  Transfers occur when there is a lack of observable market information.

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

	June 30, 2017		December 31, 2016
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage loans on real estate	$18,378,499	$18,378,499	$18,577,372	$18,577,372
Investment real estate	53,077,397	53,077,397	57,138,980	57,138,980
Notes receivable	18,618,464	18,618,464	16,876,485	16,876,485
Policy loans	9,764,728	9,764,728	10,070,134	10,070,134
Cash and cash equivalents	12,506,426	12,506,426	15,156,548	15,156,548

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

Note 5 – Credit Arrangements

At June 30, 2017 and December 31, 2016, the Company had the following outstanding debt:

			Outstanding Principal Balance
Instrument	Issue Date	Maturity Date	June 30, 2017	December 31, 2016
Promissory Note:
SoftVest, LP	7/22/2016	7/22/2018	$725,000	$1,450,000
SoftSearch Investment, L.P.	7/22/2016	7/22/2018	725,000	1,450,000

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2016	Borrowings	Repayments	June 30, 2017
Lines of Credit:
UTG	11/20/2013	11/20/2017	$8,000,000	$-	-	-	$-
UG	6/2/2015	5/10/2018	10,000,000	-	-	-	-

The UTG line of credit carries interest at a fixed rate of  3.75% and is payable monthly. As collateral, UTG has pledged 100% of the common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company ("UG").  The Company is currently in the process of renewing this line of credit.

During May of 2017, the Federal Home Loan Bank approved UG's Cash Management Advance Application ("CMA"). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company is currently in the process of renewing the CMA.

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

Note 6 – Shareholders' Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. At a meeting of the Board of Directors on June 15, 2016, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG's common stock and on July 14, 2016, the Board of Directors again increased the amount available by an additional $4.5 million, for a total repurchase of $14.5 million. Repurchased shares are available for future issuance for general corporate purposes. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During the six month period ended June 30, 2017, the Company repurchased approximately 11,500 shares through the stock repurchase program for approximately $206,000. Through June 30, 2017, UTG has spent approximately $12.1 million in the acquisition of approximately 1,070,000 shares under this program.

During 2017, the Company issued approximately 11,000 shares of stock to management as compensation. These awards are determined at the discretion of the Board of Directors

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  For the three and six months ended June 30, 2017 and 2016, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

The following table represents the total funding commitments and the unfunded commitment as of June 30, 2017 related to certain investments:

	Total Funding Commitment	Unfunded Commitment
RLF III, LLC	$4,000,000	$398,120
Sovereign's Capital, LP Fund I	500,000	33,642
UGLIC, LLC	1,600,000	120,000
Sovereign's Capital, LP Fund II	1,000,000	456,064
Barton Springs Music, LLC	2,500,000	1,339,063
Master Mineral Holdings II, LP	4,122,167	556,286

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

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	June 30,
	2017	2016
Interest	$-	$-
Federal income tax	115,000	735,000

	Six Months Ended
	June 30,
	2017	2016
Interest	$-	$-
Federal income tax	115,000	735,000

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

During the six months ended June 30, 2017, there were no additions to or changes in the critical accounting policies disclosed in the 2016 Form 10-K, as discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

On a consolidated basis, the Company reported a net loss attributable to common shareholders' of approximately $(2.5) million for the six-month period ended June 30, 2017 and a net loss attributable to common shareholders' of approximately $(555,000) for the three-month period ended June 30, 2017.  For the six-month period ended June 30, 2016, the Company reported net income attributable to common shareholders' of approximately $569,000 and a net loss attributable to common shareholders' of approximately $(713,000) for the three-month period ended June 30, 2016.

Revenues

The Company's total revenues decreased approximately 35% when comparing the six month periods ended June 30, 2017 and 2016. The Company's revenues decreased by approximately 8% when comparing the three month periods ended June 30, 2017 and 2016. The variance in total revenues reported, year to date and for the quarter, is mainly attributable to fluctuations in net investment income and net realized investment gains reported by the Company during 2017 and 2016. Further analysis of the fluctuations in net investment income and net realized investment gains is provided below.

Premium and policy fee revenues, net of reinsurance, decreased approximately 12% when comparing the first six months of 2017 compared to the same period in 2016.  Premium and policy fee revenues, net of reinsurance, decreased by approximately 21% when comparing the second quarter of 2017 to the same quarter in 2016.  The Company writes minimal new business.  Premium and policy fee revenues, net of reinsurance, represented 37% and 28% of the Company's revenues as of June 30, 2017 and 2016, respectively.

The following table reflects net investment income of the Company for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Fixed maturities available for sale	$2,096,562	$2,354,484	$4,218,439	$4,637,567
Equity securities	213,780	484,906	595,643	700,862
Trading securities	0	24,938	(1,061)	39,477
Mortgage loans	369,624	151,941	597,684	1,252,774
Real estate	542,190	562,633	1,011,448	1,126,929
Notes receivable	48,805	232,394	369,516	941,581
Policy loans	193,406	219,655	348,759	265,118
Cash and cash equivalents	1,386	5,996	3,966	9,560
Total consolidated investment income	3,465,753	4,036,947	7,144,394	8,973,868
Investment expenses	(649,336)	(826,466)	(1,291,493)	(1,744,896)
Consolidated net investment income	$2,816,417	$3,210,481	$5,852,901	$7,228,972

Net investment income represented 56% and 45% of the Company's total revenues as of June 30, 2017 and 2016, respectively.  The Company reported net investment income of approximately $5.9 million for the six-month period ended June 30, 2016, a decrease of approximately 19% compared to the same period in 2016.  For the three-month period ended June 30, 2017, net investment income decreased approximately 12%, compared to the same quarter in 2016.  Investment income was comparable for the quarter, and year to date, for all major investment categories, except mortgage loans and notes receivable.

Income from the mortgage loan investment portfolio is down in the current year, when comparing the three and six month periods ended June 30, 2017 to the same periods in 2016.  This is the result of the continued pay off of loans within the portfolio, particularly the discounted mortgage loans, which have, in recent periods, provided significant earnings.  During the first quarter of 2016, two of the discounted mortgage loans paid off, which produced income of approximately $842,000.

Income from the notes receivable investment portfolio is down in the current year, when comparing the three and six month periods ended June 30, 2017 to the same periods in 2016.  During the frist quarter of 2016, one of the notes receivable was fully repaid and produced income fo approximately $500,000.

The Company reported net realized investment gains of approximately $540,000 and $4.1 million for the six month periods ended June 30, 2017 and 2016, respectively.  During the second quarter of 2017 and 2016, the Company reported net realized investment gains of approximately $1 million and $3.4 million, respectively. During the second quarter of 2016, the Company sold a parcel of real estate, which produced a gain of approximately $3.2 million.

The 2017 net realized investment gains are the result of the sale of certain equity securities, which produced gains of approximately $850,000. The gains from the equity securities sold were offset by a loss of approxiamtely $520,000 from the sale of real estate. Realized investment gains are the result of one-time events and are expected to vary from quarter to quarter.

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

Expenses

The Company reported total benefits and other expenses of approximately $13.7 million for the six-month period ended June 30, 2017, a decrase of approximately 7% from the same period in 2016.  For the three-month period ended June 30, 2017, total benefits and other expenses decreased approximately 9%, compared to the same quarter in 2016.  Benefits, claims and settlement expenses represented approximately 71% of the Company's total expenses for the three and six-month periods ended June 30, 2017.  The other major expense category of the Company is operating expenses, which represented approximately 28% and 27% of the Company's total expenses for the three and six month periods ended June 30, 2017, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims, decreased approximately 11% in the six-month period ended June 30, 2017, compared to the same period in 2016.  For the three-month period ended June 30, 2017, life benefits, claims and settlement expenses, net of reinsurance benefits and claims, decreased approximately 10%, compared to the same quarter in 2016.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

Net amortization of cost of insurance acquired decreased 4% during the six-month and three-month periods ended June 30, 2017 compared to the same period in 2016.  Cost of insurance acquired is established when an insurance company is acquired or when the Company acquires a block of in-force business.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The Company utilizes a 12% discount rate on the remaining unamortized business.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.  This expense is expected to decrease, unless the Company acquires a new block of business.

Operating expenses increased approximately 3% in the six-month period ended June 30, 2017 in comparison to the same period in 2016.  Second quarter 2017 operating expenses were down approximately 8% compared to operating expenses reported in the second quarter of 2016. In comparison to the prior year, operating expenses were comparable in all of the major expense categories.

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

Financial Condition

Investment Information

Investments represent approximately 86% and 85% of total assets at June 30, 2017 and December 31, 2016, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments that it is permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company's investment portfolio is invested in a diverse set of securities.

As of June 30, 2017, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders' equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market, with changes in market value charged directly to shareholders' equity.  Changes in the market value of available for sale securities resulted in net unrealized gains of approximately $3.2 million for the six-month period ended June 30, 2017 and $250,000 for the second quarter of 2017.  Changes in the market value of available for sale securities resulted in net unrealized gains of approximately $20 million for the six-month period ended June 30, 2016 and $12.4 million for the second quarter of 2016. The variance in the net unrealized gains and losses is the result of normal market fluctuations and chnages in interest rates.

Capital Resources

Total shareholders' equity decreased by less than 1% as of June 30, 2017 compared to December 31, 2016. The decrease in total shareholders' equity was the result of a decrease in retained earnings, which is attributable to the current year net loss reported by the Company.

The Company's investments are predominately in fixed maturity investments such as bonds, which provide sufficient return to cover future obligations.  The Company carries all of its fixed maturity holdings as available for sale, which are reported in the Condensed Consolidated Financial Statements at their market value.

Liquidity

The Company has three principal needs for cash - the insurance company's contractual obligations to policyholders, the payment of operating expenses and debt service.  Cash and cash equivalents represented 3% and 4% of total assets as of June 30, 2017 and December 31, 2016, respectively.  Fixed maturities as a percentage of total assets were approximately 47% as of June 30, 2017 and December 31, 2016, respectively.

The Company currently has access to funds for operating liquidity.  UTG has an $8,000,000 revolving credit note with Illinois National Bank.  At June 30, 2017, the Company had no outstanding borrowings against the UTG line of credit.

Future policy benefits are primarily long-term in nature and therefore, the Company's investments are predominantly in long-term fixed maturity investments such as bonds and mortgage loans which provide sufficient return to cover these obligations. Many of the Company's products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds.

Net cash used in operating activities was approximately $4.4 million and $7.1 million for the six-month periods ended June 30, 2017 and 2016, respectively.  Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline.  Management anticipates future cash flows from operations to remain similar to historic trends.

Net cash provided by investing activities was approximately $4.3 million and $9.6 million for the six-month period ended June 30, 2017 and 2016, respectively. The net cash provided by investing activities is expected to vary from quarter to quarter depending on market conditions and management's ability to find and negotiate favorable investment contracts.

UTG is a holding Company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the Company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on Management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  At June 30, 2017, substantially all of the consolidated shareholders' equity represented net assets of its subsidiary.  The Company's insurance subsidiary has maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance Company dividend payments where the Company is domiciled.  No dividends were paid to shareholders in 2016 or the six-month period ended June 30, 2017.

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

UTG, INC.
(Registrant)

Date:	August 10, 2017	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	August 10, 2017	By	/s/ Theodore C. Miller
Theodore C. Miller
Senior Vice President and Chief Financial Officer