Form 10-K/A
UTG INC
filed 2017-08-29
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).   Yes [  ]    No [X]

As of June 30, 2016, shares of the Registrant's common stock held by non-affiliates (based upon the price of the last sale of $14.85 per share), had an aggregate market value of approximately $18,680,127.

At February 15, 2017 the Registrant had 3,349,927 outstanding shares of common stock, stated value $.001 per share.

Documents incorporated by reference:  None

Explanatory Note

The sole purpose of this Amendment No. 1 to the annual report on Form 10-K of UTG, Inc. for the period ended December 31, 2016 and filed with the Securities and Exchange Commission ("SEC") on March 28, 2017 (the "Form 10-K"), is to file the electronically signed report from the Company's independent auditors.

Other than the aforementioned, no other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-K.  Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after filing of the Form 10-K, and such forward-looking statements should be read in their historical context.  Furthermore, this Form 10-K/A should be read in conjunction with the Form 10-K.

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

/s/ Brown Smith Wallace, LLP

St. Louis, Missouri
March 28, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTG, INC.
(Registrant)

Date:	August 29, 2017	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	August 29, 2017	By	/s/ Theodore C. Miller
Theodore C. Miller
Senior Vice President
and Chief Financial Officer