Form 10-Q
period 2017-09-30
UTG INC
filed 2017-11-09
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File No. 0-16867

UTG, INC.
(Exact name of registrant as specified in its charter)

Delaware		20-2907892
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

205 NORTH DEPOT STREET
STANFORD, KY 40484
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (217) 241-6300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

The number of shares outstanding of the registrant’s common stock as of October 31, 2017 was 3,337,790.

UTG, Inc.
(The “Company”)

Part 1.   Financial Information.

Item 1.  Financial Statements.

UTG, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2017	December 31, 2016*
ASSETS
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $165,885,262 and $170,595,860)	$186,123,212	$187,239,718
Equity securities, at fair value (cost $37,097,494 and $37,014,712)	59,578,028	51,707,103
Trading securities, at fair value (cost $0 and $70,690)	-	2,500
Mortgage loans on real estate at amortized cost	18,171,257	18,577,372
Investment real estate	52,637,677	57,138,980
Notes receivable	17,638,632	16,876,485
Policy loans	9,669,594	10,070,134
Total investments	343,818,400	341,612,292

Cash and cash equivalents	15,989,747	15,156,548
Accrued investment income	2,482,541	2,872,850
Reinsurance receivables:
Future policy benefits	26,550,413	26,974,819
Policy claims and other benefits	4,286,510	3,952,465
Cost of insurance acquired	6,638,069	7,267,397
Property and equipment, net of accumulated depreciation	1,230,096	1,564,944
Income tax recoverable	1,391,041	1,223,682
Other assets	2,961,268	1,476,356
Total assets	$405,348,085	$402,101,353

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$259,711,034	$263,844,559
Policy claims and benefits payable	5,191,752	3,889,572
Other policyholder funds	421,728	428,769
Dividend and endowment accumulations	14,548,345	14,504,583
Deferred income taxes	19,080,765	15,459,049
Notes payable	1,450,000	2,900,000
Trading securities, at fair value (proceeds $0 and $181,159)	-	1,439
Other liabilities	6,673,467	6,771,540
Total liabilities	307,077,091	307,799,511

Shareholders' equity:
Common stock - no par value, stated value $.001 per share. Authorized 7,000,000 shares - 3,339,797 and 3,349,927 shares outstanding	3,339	3,350
Additional paid-in capital	37,679,582	37,878,712
Retained earnings	31,836,019	34,230,307
Accumulated other comprehensive income (loss)	27,752,144	20,353,692
Total UTG shareholders' equity	97,271,084	92,466,061

Noncontrolling interests	999,910	1,835,781
Total shareholders' equity	98,270,994	94,301,842
Total liabilities and shareholders' equity	$405,348,085	$402,101,353

* Balance sheet audited at December 31, 2016.
See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Revenue:
Premiums and policy fees	$2,519,544	$2,996,420	$7,892,766	$8,812,151
Ceded reinsurance premiums and policy fees	(659,789)	(740,340)	(2,230,079)	(2,244,538)
Net investment income	3,121,288	2,850,301	8,974,189	10,079,273
Other income	93,287	90,209	304,824	385,756
Revenues before realized gains (losses)	5,074,330	5,196,590	14,941,700	17,032,642
Realized investment gains (losses), net:
Other-than-temporary impairments	-	-	-	-
Other realized investment gains, net	1,121,860	1,855,576	1,665,920	5,923,373
Total realized investment gains (losses), net	1,121,860	1,855,576	1,665,920	5,923,373
Total revenue	6,196,190	7,052,166	16,607,620	22,956,015

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	3,756,203	5,024,528	13,584,805	16,407,007
Ceded reinsurance benefits and claims	(178,945)	(511,137)	(1,168,721)	(2,017,207)
Annuity	162,374	260,264	700,584	887,840
Dividends to policyholders	82,820	93,053	304,020	342,287
Commissions and amortization of deferred policy acquisition costs	(21,389)	(21,923)	(98,473)	(93,865)
Amortization of cost of insurance acquired	209,775	218,246	629,328	654,738
Operating expenses	1,663,349	1,792,990	5,468,014	5,471,329
Total benefits and other expenses	5,674,187	6,856,021	19,419,557	21,652,129

Income (loss) before income taxes	522,003	196,145	(2,811,937)	1,303,886
Income tax (expense) benefit	(355,682)	152,829	354,532	(339,658)

Net income (loss)	166,321	348,974	(2,457,405)	964,228

Net (income) loss attributable to noncontrolling interests	(32,485)	(29,663)	63,117	(75,636)

Net income (loss) attributable to common shareholders	$133,836	$319,311	$(2,394,288)	$888,592

Amounts attributable to common shareholders'
Basic income (loss) per share	$0.04	$0.09	$(0.71)	$0.25

Diluted income (loss) per share	$0.04	$0.09	$(0.71)	$0.25

Basic weighted average shares outstanding	3,344,236	3,439,426	3,350,364	3,602,164

Diluted weighted average shares outstanding	3,344,236	3,439,426	3,350,364	3,602,164

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Net income (loss)	$166,321	$348,974	$(2,457,405)	$964,228

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	7,534,111	7,196,483	12,390,006	38,064,491
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	(2,636,939)	(2,518,769)	(4,336,502)	(13,322,572)
Unrealized holding gains (losses) arising during period, net of tax	4,897,172	4,677,714	8,053,504	24,741,919

Less reclassification adjustment for gains included in net income	(797,165)	(709,955)	(1,007,772)	(1,406,628)
Tax expense for gains included in net income	279,008	248,484	352,720	492,320
Reclassification adjustment for gains included in net income, net of tax	(518,157)	(461,471)	(655,052)	(914,308)
Subtotal: Other comprehensive income (loss), net of tax	4,379,015	4,216,243	7,398,452	23,827,611

Comprehensive income (loss)	4,545,336	4,565,217	4,941,047	24,791,839

Less comprehensive (income) loss attributable to noncontrolling interests	(32,485)	(29,663)	63,117	(75,636)

Comprehensive income (loss) attributable to UTG, Inc.	$4,512,851	$4,535,554	$5,004,164	$24,716,203

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$(2,394,288)	$888,592
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization (accretion) of investments	191,820	(553,517)
Realized investment gains, net	(1,665,920)	(5,923,373)
Unrealized trading (gains) losses included in income	111,531	-
Realized trading (gains) included in income	(110,470)	-
Amortization of cost of insurance acquired	629,328	654,738
Depreciation	515,132	500,538
Net income (loss) attributable to noncontrolling interest	(63,117)	75,636
Charges for mortality and administration of universal life and annuity products	(4,982,000)	(2,116,902)
Interest credited to account balances	3,268,536	3,466,719
Change in accrued investment income	390,309	(152,822)
Change in reinsurance receivables	90,361	(22,291)
Change in policy liabilities and accruals	(988,645)	(1,897,222)
Change in income taxes receivable (payable)	(167,359)	(796,159)
Change in other assets and liabilities, net	(1,927,847)	603,671
Net cash used in operating activities	(7,102,629)	(5,272,392)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	17,036,549	26,829,015
Equity securities available for sale	3,401,217	4,506,115
Trading securities	0	72,279
Mortgage loans	860,187	3,482,189
Real estate	6,422,788	9,939,470
Notes receivable	2,035,706	2,778,401
Policy loans	1,481,824	1,465,996
Total proceeds from investments sold and matured	31,238,271	49,073,465
Cost of investments acquired:
Fixed maturities available for sale	(11,603,539)	(7,919,941)
Equity securities available for sale	(2,471,066)	(2,475,777)
Trading securities	0	(70,690)
Mortgage loans	(360,531)	(6,922,723)
Real estate	(2,473,761)	(11,937,317)
Notes receivable	(2,797,853)	(7,144,707)
Policy loans	(1,081,284)	(1,018,958)
Total cost of investments acquired	(20,788,034)	(37,490,113)
Net cash provided by investing activities	10,450,237	11,583,352

Cash flows from financing activities:
Policyholder contract deposits	3,641,050	407,633
Policyholder contract withdrawals	(3,733,565)	(3,434,052)
Proceeds from notes payable/line of credit	-	2,900,000
Payments of principal on notes payable/line of credit	(1,450,000)	-
Purchase of treasury stock	(396,628)	(5,296,904)
Issuance of stock	197,488	246,933
Non controlling contributions (distributions) of consolidated subsidiary	(772,754)	(123,016)
Net cash used in financing activities	(2,514,409)	(5,299,406)

Net increase in cash and cash equivalents	833,199	1,011,554
Cash and cash equivalents at beginning of period	15,156,548	11,822,615
Cash and cash equivalents at end of period	$15,989,747	$12,834,169

See accompanying notes.

UTG, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2016, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The Company’s results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other future period.

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At September 30, 2017, Mr. Correll owns or controls directly and indirectly approximately  64.13% of UTG’s outstanding stock.

UTG’s life insurance subsidiary, Universal Guaranty Life Insurance Company (“UG”), has several wholly-owned and majority-owned subsidiaries.  The subsidiaries were formed to hold certain real estate investments.  The real estate investments were placed into the limited liability companies and partnerships to provide additional protection to the policyholders and to UG.

Note 2 – Recently Issued Accounting Standards

During the nine months ended September 30, 2017, there were no additions to or changes in the critical accounting policies disclosed in the 2016 Form 10-K.

Note 3 – Investments

Available for Sale Securities – Fixed Maturity and Equity Securities

The Company’s insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in available for sale securities are summarized as follows:

September 30, 2017	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$7,678,557	$47,605	$(67,183)	$7,658,979
U.S. special revenue and assessments	9,010,920	755,683	-	9,766,603
All other corporate bonds	149,195,785	19,913,522	(411,677)	168,697,630
	165,885,262	20,716,810	(478,860)	186,123,212
Equity securities	37,097,494	22,866,154	(385,620)	59,578,028
Total	$202,982,756	$43,582,964	$(864,480)	$245,701,240

December 31, 2016	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$9,058,210	$74,581	$(96,981)	$9,035,810
U.S. special revenue and assessments	10,145,531	1,002,789	(14,043)	11,134,277
All other corporate bonds	151,392,119	17,234,691	(1,557,179)	167,069,631
	170,595,860	18,312,061	(1,668,203)	187,239,718
Equity securities	37,014,712	15,214,862	(522,471)	51,707,103
Total	$207,610,572	$33,526,923	$(2,190,674)	$238,946,821

The amortized cost and estimated market value of debt securities at September 30, 2017, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale September 30, 2017	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,383,493	$5,473,716
Due after one year through five years	29,857,885	41,316,685
Due after five years through ten years	44,110,567	48,479,332
Due after ten years	86,533,317	90,853,479
Total	$165,885,262	$186,123,212

The fair value of investments with sustained gross unrealized losses at September 30, 2017 and December 31, 2016 are as follows:

September 30, 2017	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$6,610,509	$(67,183)	$-	$-	$6,610,509	$(67,183)
U.S. special revenue and assessments	-	-	-	-	-	-
All other corporate bonds	16,381,344	(234,288)	5,357,880	(177,389)	21,739,224	(411,677)
Total fixed maturities	$22,991,853	$(301,471)	$5,357,880	(177,389)	$28,349,733	(478,860)

Equity securities	$5,260,992	$(385,620)	$-	$-	$5,260,992	$(385,620)

December 31, 2016	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$6,578,248	$(96,981)	$-	$-	$6,578,248	$(96,981)
U.S. special revenue and assessments	974,250	(14,043)	-	-	974,250	(14,043)
All other corporate bonds	50,161,487	(1,408,828)	4,023,510	(148,351)	54,184,997	(1,557,179)
Total fixed maturities	$57,713,985	$(1,519,852)	$4,023,510	(148,351)	$61,737,495	(1,668,203)

Equity securities	$4,703,033	$(522,471)	$-	$-	$4,703,033	$(522,471)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of September 30, 2017
Fixed maturities	11	3	14
Equity securities	4	-	4
As of December 31, 2016
Fixed maturities	25	3	28
Equity securities	3	-	3

Substantially all of the unrealized losses on fixed maturities available for sale and equity securities at  September 30, 2017 and December 31, 2016 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of  September 30, 2017 and December 31, 2016.

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

Based on Management's review of the investment portfolio, the Company did not record any losses for other-than-temporary impairments in the Condensed Consolidated Statements of Operations for the three-month period ended September 30, 2017. The other-than-temporary impairment recognized during the first quarter of 2017 was recognized during the second quarter of 2017.  The Company did not recognize any losses for other-than-temporary impairments during the nine-month period ended September 30, 2017.

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Condensed Consolidated Statements of Operations.  Trading securities include exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities are securities sold short. A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  The fair value of derivatives included in trading security assets and trading security liabilities as of   September 30, 2017 was $0 and $0, respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of  December 31, 2016 was $2,500 and $(1,439), respectively.  Earnings from trading securities are classified in cash flows from operating activities. The derivatives held by the Company are for income generation purposes only.

Trading revenue charged to net investment income from trading securities was:

Three Months Ended
September 30,
	2017	2016
Net unrealized gains (losses)	$-	$-
Net realized gains (losses)	-	-
Net unrealized and realized gains (losses)	$-	$-

	Nine Months Ended
	September 30,
	2017	2016
Net unrealized gains (losses)	$(111,531)	$-
Net realized gains (losses)	110,470	-
Net unrealized and realized gains (losses)	$(1,061)	$-

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

Approximately 12% of the mortgage loan portfolio consists of discounted commercial mortgage loans as of September 30, 2017 and December 31, 2016. The Company began purchasing discounted commercial mortgage loans in 2009.  Management has extensive background and experience in the analysis and valuation of commercial real estate. The discounted loans are available through the FDIC’s sale of assets of closed banks and from banks wanting to reduce their loan portfolios.  The loans are available on a loan by loan bid process.  Once a loan has been acquired, contact is made with the appropriate individuals to begin a dialog with a goal of determining the borrower’s willingness to work together.  There are generally three paths a discounted loan will take:  the borrowers pay as required; a settlement is reached with the loan being paid off at a discounted value; or the loan is foreclosed.

During 2017 and 2016, the Company acquired $360,531 and $6,922,723 in mortgage loans, respectively, including both regular participation mortgage loans as well as discounted mortgage loans.  FSNB services the majority of the Company’s mortgage loan portfolio.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

During 2017 and 2016, the maximum and minimum lending rates for mortgage loans were:

	2017		2016
	Maximum rate	Minimum rate	Maximum rate	Minimum rate
Farm Loans	5.00%	5.00%	5.00%	5.00%
Commercial Loans	8.50%	3.94%	8.00%	4.00%
Residential Loans	8.00%	4.00%	8.00%	3.94%

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

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquired the discounted mortgage loans at below contract value, and believes that it will fully recover its carrying value upon disposal, therefore no reserve for delinquent loans is deemed necessary.  Those not currently paying are being vigorously worked by Management.  The current discounted commercial mortgage loan portfolio has an average price of  32% of face value as of September 30, 2017 and December 31, 2016.  Management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.  The mortgage loan reserve was $0 at September 30, 2017 and December 31, 2016.

The following table summarizes the number of loans held in the discounted mortgage loan portfolio and the carrying value of the loans:

September 30, 2017 Payment Frequency	Number of Loans	Carrying Value
No payments received	8	$-
One-time payment received	1	-
Irregular payments received	2	20,834
Periodic payments received	5	2,090,929
Total	16	$2,111,763

December 31, 2016 Payment Frequency	Number of Loans	Carrying Value
No payments received	8	$-
One-time payment received	1	-
Irregular payments received	2	20,834
Periodic payments received	5	2,168,062
Total	16	$2,188,896

The following table summarizes the mortgage loan holdings of the Company for the periods ended:

	September 30, 2017	December 31, 2016
In good standing	$16,059,494	$16,388,477
Overdue interest over 90 days	20,834	20,834
Restructured	52,827	60,827
In process of foreclosure	2,038,102	2,107,234
Total mortgage loans	$18,171,257	$18,577,372
Total foreclosed loans during the year	$-	$735,000

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

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. The valuation allowance as of  September 30, 2017 and December 31, 2016 was $0. Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status.

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

The following table presents the Company’s assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheet on a recurring basis as of September 30, 2017.

	Level 1	Level 2	Level 3	Total
Assets
Fixed Maturities, available for sale	$9,683,209	$173,683,226	$2,756,777	$186,123,212
Equity Securities, available for sale	22,709,227	7,428,608	29,440,193	59,578,028
Total	$32,392,436	$181,111,834	$32,196,970	$245,701,240

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

	Fixed Maturities, Available for Sale	Equity Securities, Available for Sale	Total
Balance at December 31, 2016	$3,083,251	$25,793,299	$28,876,550
Total unrealized gains (losses):
Included in realized gains (losses)	-	-	-
Included in other comprehensive income	702,375	2,640,392	3,342,767
Purchases	-	2,114,307	2,114,307
Sales	(1,028,849)	(1,107,805)	(2,136,654)
Balance at September 30, 2017	$2,756,777	$29,440,193	$32,196,970

The Level 3 securities include collateralized debt obligations of trust preferred securities issued by banks and insurance companies and certain equity securities with unobservable inputs. The Company computed fair value of Level 3 equity investments based on a review of current financial information, earnings trends and similar companies in the same industries.

There were no transfers in or out of Level 3 as of September 30, 2017.  Transfers occur when there is a lack of observable market information.

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

	September 30, 2017		December 31, 2016
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage loans on real estate	$18,171,257	$18,171,257	$18,577,372	$18,577,372
Investment real estate	52,637,677	52,637,677	57,138,980	57,138,980
Notes receivable	17,638,632	17,638,632	16,876,485	16,876,485
Policy loans	9,669,594	9,669,594	10,070,134	10,070,134
Cash and cash equivalents	15,989,747	15,989,747	15,156,548	15,156,548

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

Note 5 – Credit Arrangements

At September 30, 2017 and December 31, 2016, the Company had the following outstanding debt:

			Outstanding Principal Balance
Instrument	Issue Date	Maturity Date	September 30, 2017	December 31, 2016
Promissory Note:
SoftVest, LP	7/22/2016	7/22/2018	$725,000	$1,450,000
SoftSearch Investment, L.P.	7/22/2016	7/22/2018	725,000	1,450,000

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2016	Borrowings	Repayments	September 30, 2017
Lines of Credit:
UTG	11/20/2013	11/20/2018	$8,000,000	$-	-	-	$-
UG	6/2/2015	5/10/2018	10,000,000	-	-	-	-

The UTG line of credit carries interest at a fixed rate of  4.00% and is payable monthly. As collateral, UTG has pledged 100% of the common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company (“UG”).  The Company is currently in the process of renewing this line of credit.

During May of 2017, the Federal Home Loan Bank approved UG’s Cash Management Advance Application (“CMA”). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company is currently in the process of renewing the CMA.

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

Note 6 – Shareholders’ Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. At a meeting of the Board of Directors on June 15, 2016, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG’s common stock and on July 14, 2016, the Board of Directors again increased the amount available by an additional $4.5 million, for a total repurchase of $14.5 million. Repurchased shares are available for future issuance for general corporate purposes. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During the nine month period ended September 30, 2017, the Company repurchased approximately 21,400 shares through the stock repurchase program for approximately $397,000. Through September 30, 2017, UTG has spent approximately $12.3 million in the acquisition of approximately 1,080,000 shares under this program.

During 2017, the Company issued approximately 11,000 shares of stock to Management as compensation. These awards are determined at the discretion of the Board of Directors.

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  For the three and nine months ended September 30, 2017 and 2016, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

The following table represents the total funding commitments and the unfunded commitment as of September 30, 2017 related to certain investments:

	Total Funding Commitment	Unfunded Commitment
RLF III, LLC	$4,000,000	$398,120
Sovereign’s Capital, LP Fund I	500,000	33,642
UGLIC, LLC	1,600,000	120,000
Sovereign's Capital, LP Fund II	1,000,000	410,301
Barton Springs Music, LLC	2,500,000	1,339,063
Master Mineral Holdings II, LP	4,122,167	556,286

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

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	September 30,
	2017	2016
Interest	$-	$-
Federal income tax	20,000	33,000

	Nine Months Ended
	September 30,
	2017	2016
Interest	$-	$-
Federal income tax	175,000	768,000

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s discussion and analysis of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively with the Parent, the “Company”).  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability.  The Company’s critical accounting policies and the related estimates considered most significant by Management are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  Management has identified the accounting policies related to cost of insurance acquired, assumptions and judgments utilized in determining if declines in fair values of investments are other-than-temporary, and valuation methods for investments that are not actively traded as those, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s Condensed Consolidated Financial Statements and this Management’s Discussion and Analysis.

During the nine months ended September 30, 2017, there were no additions to or changes in the critical accounting policies disclosed in the 2016 Form 10-K, as discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

On a consolidated basis, the Company reported a net loss attributable to common shareholders’ of approximately $(2.4) million for the nine month period ended September 30, 2017 and net income attributable to common shareholders’ of approximately $134,000 for the three month period ended September 30, 2017.  For the nine month period ended September 30, 2016, the Company reported net income attributable to common shareholders’ of approximately $889,000 and net income attributable to common shareholders’ of approximately $319,000 for the three month period ended September 30, 2016.

Revenues

The Company’s total revenues decreased approximately 28% when comparing the nine month periods ended September 30, 2017 and 2016. The Company’s revenues decreased by approximately 14% when comparing the three month periods ended September 30, 2017 and 2016. The variance in total revenues reported, year to date and for the quarter, is mainly attributable to fluctuations in net investment income and net realized investment gains reported by the Company during 2017 and 2016. Further analysis of the fluctuations in net investment income and net realized investment gains is provided below.

Premium and policy fee revenues, net of reinsurance, decreased approximately 14% when comparing the nine month period ended September 30, 2017 to the same period in 2016.  Premium and policy fee revenues, net of reinsurance, decreased by approximately 18% when comparing the third quarter of 2017 to the same quarter in 2016.  The Company writes minimal new business.  Premium and policy fee revenues, net of reinsurance, represented 35% and 29% of the Company’s revenues as of September 30, 2017 and 2016, respectively.

The following table reflects net investment income of the Company:

	Three Months Ended		Nine Months Ended September 30,
	September 30,		September 30,
	2017	2016	2017	2016

Fixed maturities available for sale	$2,312,874	$2,308,923	$6,531,313	$6,946,490
Equity securities	230,476	297,682	826,119	998,544
Trading securities	-	(119,749)	(1,061)	(80,272)
Mortgage loans	310,804	314,128	908,488	1,566,902
Real estate	533,291	363,052	1,544,739	1,489,981
Notes receivable	295,181	284,142	664,697	1,225,723
Policy loans	151,054	177,317	499,813	442,435
Short term	-	7,877	-	7,877
Cash and cash equivalents	8,349	10,905	12,315	20,465
Total consolidated investment income	3,842,029	3,644,277	10,986,423	12,618,145
Investment expenses	(720,741)	(793,976)	(2,012,234)	(2,538,872)
Consolidated net investment income	$3,121,288	$2,850,301	$8,974,189	$10,079,273

Net investment income represented 54% and 445% of the Company’s total revenues as of September 30, 2017 and 2016, respectively.  The Company reported net investment income of approximately $9 million for the nine month period ended September 30, 2017, a decrease of approximately 11% compared to the same period in 2016.  For the three month period ended September 30, 2017, net investment income increased approximately 10%, compared to the same quarter in 2016.  When comparing the three and nine month periods ended September 30, 2017 and 2016, income from investing activities was down in most of the investment categories, with the largest variances being found in the fixed maturities, mortgage loans, and notes receivable investment categories.

Income from the fixed maturities investment portfolio is down approximately 6% when comparing the nine month period ended September 30, 2017 to the same period in 2016.  The decrease is attributable to the Company holding fewer bonds combined with upgrading credit quality. During 2017, the Company sold some lower rated, higher yielding securities and replaced them with higher rated, lower yielding securities.

Income from the mortgage loan investment portfolio is down in the current year, when comparing the three and nine month periods ended September 30, 2017 to the same periods in 2016.  This is the result of the continued pay off of loans within the portfolio, particularly the discounted mortgage loans, which have, in recent periods, provided significant earnings.  During the first quarter of 2016, two of the discounted mortgage loans paid off, which produced income of approximately $842,000.

Income from the notes receivable investment portfolio is down in the current year, when comparing the three and nine month periods ended September 30, 2017 to the same periods in 2016.  During the first quarter of 2016, one of the notes receivable was fully repaid and produced income of approximately $500,000.

The Company reported net realized investment gains of approximately $1.7 million and $6 million for the nine month periods ended September 30, 2017 and 2016, respectively.  During the third quarter of 2017 and 2016, the Company reported net realized investment gains of approximately $1.1 million and $1.9 million, respectively. Realized investment gains are the result of one-time events and are expected to vary from quarter to quarter.

The 2017 net realized gains are attributable to the sales of certain fixed maturities and equity securities. During the second quarter of 2017, the Company sold certain equity securities that produced gains of approximately $850,000. During the third quarter of 2017, the Company sold certain fixed maturities that produced gains of approximately $800,000. As mentioned above, the Company made the decision to sell some lower rated, higher yielding securities and replace them with higher rated, lower yielding securities.

The 2016 net realized investment gains were mainly attributable to the sale of a parcel of real estate during the second quarter of 2016 that produced a gain of approximately $3.2 million.

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

Expenses

The Company reported total benefits and other expenses of approximately $19.4 million for the nine month period ended September 30, 2017, a decrease of approximately 10% from the same period in 2016.  For the three month period ended September 30, 2017, total benefits and other expenses decreased approximately 17%, compared to the same quarter in 2016.  Benefits, claims and settlement expenses represented approximately 70% and 71% of the Company’s total expenses for the three and nine month periods ended September 30, 2017, respectively.  The other major expense category of the Company is operating expenses, which represented approximately 28% and 27% of the Company’s total expenses for the three and nine month periods ended September 30, 2017, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims, decreased approximately 14% in the nine month period ended September 30, 2017, compared to the same period in 2016.  For the three month period ended September 30, 2017, life benefits, claims and settlement expenses, net of reinsurance benefits and claims, decreased approximately 21%, compared to the same quarter in 2016.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

Net amortization of cost of insurance acquired decreased 4% during the nine month and three month periods ended September 30, 2017 compared to the same period in 2016.  Cost of insurance acquired is established when an insurance company is acquired or when the Company acquires a block of in-force business.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The Company utilizes a 12% discount rate on the remaining unamortized business.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.  This expense is expected to decrease, unless the Company acquires a new block of business.

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

Financial Condition

Investment Information

Investments represent approximately 85% of total assets at September 30, 2017 and December 31, 2016.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments that it is permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company’s investment portfolio is invested in a diverse set of securities.

As of September 30, 2017, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market, with changes in market value charged directly to shareholders' equity.  Changes in the market value of available for sale securities resulted in net unrealized gains of approximately $8.1 million for the nine month period ended September 30, 2017 and $5 million for the third quarter of 2017.  Changes in the market value of available for sale securities resulted in net unrealized gains of approximately $24.7 million for the nine month period ended September 30, 2016 and $4.7 million for the third quarter of 2016. The variance in the net unrealized gains and losses is the result of normal market fluctuations and changes in interest rates.

Capital Resources

Total shareholders’ equity increased by approximately 4% as of September 30, 2017 compared to December 31, 2016. The increase in total shareholders’ equity is the result of an increase in accumulated other comprehensive income.

The Company’s investments are predominately in fixed maturity investments such as bonds, which provide sufficient return to cover future obligations.  The Company carries all of its fixed maturity holdings as available for sale, which are reported in the Condensed Consolidated Financial Statements at their market value.

Liquidity

The Company has three principal needs for cash - the insurance company’s contractual obligations to policyholders, the payment of operating expenses and debt service.  Cash and cash equivalents represented 4% of total assets as of September 30, 2017 and December 31, 2016.  Fixed maturities, as a percentage of total assets, were approximately 46% and 47% as of September 30, 2017 and December 31, 2016, respectively.

The Company currently has access to funds for operating liquidity.  UTG has an $8,000,000 revolving credit note with Illinois National Bank.  At September 30, 2017, the Company had no outstanding borrowings against the UTG line of credit.

Future policy benefits are primarily long-term in nature and therefore, the Company's investments are predominantly in long-term fixed maturity investments such as bonds and mortgage loans which provide sufficient return to cover these obligations. Many of the Company's products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds.

Net cash used in operating activities was approximately $7.1 million and $5.3 million for the nine month periods ended September 30, 2017 and 2016, respectively.  Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline.  Management anticipates future cash flows from operations to remain similar to historic trends.

Net cash provided by investing activities was approximately $10.5 million and $11.6 million for the nine month period ended September 30, 2017 and 2016, respectively. The net cash provided by investing activities is expected to vary from quarter to quarter depending on market conditions and management’s ability to find and negotiate favorable investment contracts.

UTG is a holding Company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the Company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on Management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  At September 30, 2017, substantially all of the consolidated shareholders’ equity represented net assets of its subsidiary.  The Company's insurance subsidiary has maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance Company dividend payments where the Company is domiciled.  No dividends were paid to shareholders in 2016 or the nine month period ended September 30, 2017.

UG is an Ohio domiciled insurance company, which requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory net income or b) 10% of statutory capital and surplus.  For the year ended December 31, 2016, UG had statutory net income of approximately $4.6 million.  At December 31, 2016 UG’s statutory capital and surplus amounted to approximately $45.2 million.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  During 2016, UG paid UTG ordinary dividends of $1 million.  During the second quarter of 2017, UG paid UTG an ordinary dividend of $2 million. UTG used the dividends received during 2016 and 2017 for general operations of the Company.

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

UTG, INC.
(Registrant)

Date:	November 9, 2017	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	November 9, 2017	By	/s/ Theodore C. Miller
Theodore C. Miller
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
*31.1	Certification of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101	Interactive Data File

* Filed herewith