Form 10-K
period 2017-12-31
UTG INC
filed 2018-03-26
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________
Commission File Number 0-16867
UTG, INC.
(Exact name of registrant as specified in its charter)
Delaware		20-2907892
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

205 North Depot Street, Stanford, KY	40484
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (217) 241-6300

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
Title of class
Common Stock, stated value $.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. [  ]
Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and emerging growth company in Rule 12b-2 of the Exchange Act.
Larger accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [ ]  Smaller reporting company [X]
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [ ] No [X]

As of June 30, 2017, shares of the Registrant's common stock held by non-affiliates (based upon the price of the last sale of $21.75 per share), had an aggregate market value of approximately $20,059,655.

At February 28, 2018 the Registrant had 3,324,366 outstanding shares of common stock, stated value $.001 per share.

Documents incorporated by reference: None

UTG, Inc.
Form 10-K
Year Ended December 31, 2017

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

This document at times will refer to the Registrant's largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC, a Kentucky corporation, ("FSF") and First Southern Bancorp, Inc. ("FSBI"), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank ("FSNB").  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG's largest shareholder through his ownership control of FSF, FSBI and affiliates.  At December 31, 2017, Mr. Correll owns or controls directly and indirectly approximately 64.25% of UTG's outstanding stock.

UTG's website is: www.utgins.com Information regarding the Company, including recent filings with the Securities and Exchange Commission, are accessible via this website.

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

The Company's reinsured business is ceded to numerous reinsurers.  The Company monitors the solvency of its reinsurers in seeking to minimize the risk of loss in the event of a failure by one of the parties.  The Company is primarily liable to the insureds even if the reinsurers are unable to meet their obligations.  The primary reinsurers of the Company are large, well-capitalized entities.  See Note 4 - Reinsurance in the Notes to the Consolidated Financial Statements for additional information regarding the Company's reinsurance activities.

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

Investments

The majority of the investments included in the Consolidated Balance Sheets are owned by UTG's subsidiary, UG. As an insurance company, UG is subject to applicable state insurance laws and regulations, which limit the concentration of investments in any one category or class and further limit the investment in any one issuer.  Generally, these limitations are imposed as a percentage of statutory assets or percentage of statutory capital and surplus of each company.

The following table summarizes the Company's fixed maturities distribution at December 31, 2017 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

Rating	2017
Investment Grade
AAA	2%
AA+	8%
AA	2%
AA-	11%
A+	3%
A	15%
A-	24%
BBB+	7%
BBB	9%
BBB-	7%
Below Investment Grade	12%
100%

The following table shows the composition, average maturity and average yield on the average carrying value of the Company's investment portfolio at December 31, 2017.

	Average
	Carrying	Average	Average
Investments	Value	Maturity	Yield

Fixed maturities held for sale	$182,897,472	11.4 years	4.75%
Equity securities	55,277,797	Not applicable	2.20%
Trading securities	531	Not applicable	(200.00)%
Mortgage loans	17,945,925	5.28 years	6.64%
Investment real estate	53,821,765	Not applicable	3.70%
Notes receivable	17,940,251	Not applicable	7.37%
Policy loans	9,814,638	Not applicable	6.77%
Cash and cash equivalents	20,295,374	On demand	0.12%
Total Investments	$357,993,753		4.21%

The negative yield on the trading securities is related to unrealized losses on those investments.

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

Approximately 12% of the mortgage loan portfolio consists of discounted commercial mortgage loans as of December 31, 2017 and 2016. The Company began purchasing discounted commercial mortgage loans in 2009.  Management has extensive background and experience in the analysis and valuation of commercial real estate. The discounted loans are available through the FDIC's sale of assets of closed banks and from banks wanting to reduce their loan portfolios.  The loans are available on a loan by loan bid process.  Once a loan has been acquired, contact is made with the appropriate individuals to begin a dialog with a goal of determining the borrower's willingness to work together.  There are generally three paths a discounted loan will take:  the borrowers pay as required; a settlement is reached with the loan being paid off at a discounted value; or the loan is foreclosed.

During 2017 and 2016, the Company acquired approximately $305,000 and $6.9 million in mortgage loans, respectively, including both regular participation mortgage loans as well as discounted mortgage loans.  FSNB services a majority of the mortgage loan portfolio of the Company.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

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

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquired the discounted mortgage loans at below contract value, and believes that it will fully recover its carrying value upon disposal, therefore no reserve for delinquent loans is deemed necessary.  The loan portfolio since purchase is performing very well with a majority of the loans currently paying.  Those not currently paying are being vigorously worked by Management.  The current discounted commercial mortgage loan portfolio has an average price of 36% of face value and Management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.  The mortgage loan reserve was $0 at December 31, 2017 and 2016.

The following table shows a distribution of the Company's mortgage loans and discounted mortgage loans by type as of December 31, 2017:

Mortgage Loans	Amount	% of Total

Farm – all other	$441,969	2%
Commercial – all other	15,205,629	88%
Residential – all other	1,666,879	10%
Total	$17,314,477	100%

The following table shows a geographic distribution of the Company's mortgage loan portfolio including discounted mortgage loans and investment real estate as of December 31, 2017:

	Mortgage Loans	Real Estate
Alabama	4%	0%
Arizona	12%	1%
California	0%	1%
Florida	6%	18%
Georgia	24%	7%
Kentucky	26%	25%
South Carolina	0%	5%
Texas	0%	23%
Tennessee	17%	3%
West Virginia	11%	17%
Total	100%	100%

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

Personnel

At December 31, 2017, UTG and its subsidiaries had 45 full-time employees located in Kentucky and Illinois.  UTG's operations are headquartered in Stanford, Kentucky.

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

The Company leases space in Stanford, KY from an affiliate, FSNB, to house insurance operations.  The Company rents approximately 8,000 square feet of office space and pays $2,000 per month in rent.

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

	2017		2016

Period	High	Low	High	Low

First quarter	18.25	17.00	16.05	14.26
Second quarter	21.75	17.50	16.05	14.55
Third quarter	21.00	18.85	16.05	14.85
Fourth quarter	28.00	19.25	17.75	16.05

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

As of February 28, 2018 there were 5,654 record holders of UTG common stock.

Purchases of Equity Securities

The following table provides information with respect to purchases we made of our common stock during the three months ended December 31, 2017 and total repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
Oct. 1 through Oct. 31, 2017	2,007	$20.26	2,007	N/A	$2,132,180
Nov. 1 through Nov. 30, 2017	1,693	$21.38	1,693	N/A	$2,095,990
Dec. 1 through Dec. 31, 2017	5,280	$24.73	5,280	N/A	$1,965,420
Total	8,980		8,980

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. At a meeting of the Board of Directors on June 15, 2016, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG's common stock and on July 14, 2016, the Board of Directors again increased the amount available by an additional $4.5 million, for a total repurchase of $14.5 million. Repurchased shares are available for future issuance for general corporate purposes. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2017, the Company repurchased 30,395 shares through the stock repurchase program for approximately $604,000. Through December 31, 2017, UTG has spent approximately $12.5 million in the acquisition of approximately 1,089,000 shares under this program.

On July 22, 2016, the Company entered in to an agreement to acquire 300,000 shares of its outstanding common stock from a shareholder that owned approximately 8% of the Company's outstanding common stock. The acquisition was made under the Company's stock buy-back program. As part of this transaction, two promissory notes totaling $2.9 million were issued. The notes required principal payments of one half of the note value to be paid one year from the date of purchase and the other one half to be paid two years from the date of purchase. The notes had an interest rate of 0%. The promissory notes were fully repaid during 2017.  See Note 7 – Credit Arrangements in the Notes to the Consolidated Financial Statements for additional information regarding this transaction.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's discussion and analysis of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively with the Parent, the "Company") for the years ended December 31, 2017 and 2016. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

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

Cost of Insurance Acquired – The costs of acquiring blocks of insurance from other companies or through the acquisition of other companies are deferred and recorded as deferred acquisition costs. The deferred amounts are recorded as an asset and amortized to expense in a systematic manner as indicated in Note 1 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

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

Deferred Income Taxes – The provision for deferred income taxes is based on the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized by applying enacted statutory tax rates to temporary differences between amounts reported in the Consolidated Financial Statements and the tax basis of existing assets and liabilities. A valuation allowance is recognized for the portion of deferred tax assets that, in Management's judgment, is not likely to be realized. The effect on deferred income taxes of a change in tax rates or laws is recognized in income tax expense in the period that includes the enactment date.  The Tax Cuts & Jobs Act ("TCJA"), signed into law on December 22, 2017, reduces the corporate Federal income tax rate from 35% to 21%, effective for years beginning after December 31, 2017.  Refer to Note 1 – Summary of Significant Accounting Policies and Note 6 – Income Taxes in the Notes to the Consolidated Financial Statements for further disclosure regarding the TCJA.

Results of Operations

On a consolidated basis, the Company had net income attributable to common shareholders of $4.8 million and $1.2 million in 2017 and 2016, respectively.  In 2017, income before income taxes was $3.3 million compared to $2.1 million in 2016.  Total revenue was $28.7 million in 2017 and $27.8 million in 2016.

One-time events, primarily reflected in realized gains, comprise a substantial portion of the net income and revenue reported by the Company during 2017 and 2016.  The magnitude of realized investment gains and losses in a given year is a function of the timing of trades of investments relative to the markets themselves as well as the recognition of any impairments on investments.  Future earnings will be significantly negatively impacted should earnings from these one-time items not be realizable in a future period.  While Management believes there remain additional investments with such one-time earnings, when or if realized remains uncertain.

Total benefits and other expenses paid in 2017 were $25.4 million compared to $25.7 million in 2016.

The 2017 net earnings of the Company include approximately $1.5 million attributable to a one-time net benefit from the enactment of the TCJA on December 22, 2017.  Refer to Note 1 – Summary of Significant Accounting Policies and Note 6 – Income Taxes in the Notes to the Consolidated Financial Statements for further disclosure regarding the TCJA. The benefit is the result of a one-time non-cash reduction of the Company's net deferred tax liabilities that arose from the reduction in the statutory U.S. corporate income tax rate from 35% to 21%. The Company does not anticipate the TCJA to have a material impact going forward as the Company historically paid an average corporate income tax rate of 20% and will now pay a corporate income tax rate of 21%.

Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, were comparable for 2017 to 2016.  The Company writes very little new business. Unless the Company acquires a new company or a block of in-force business, Management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience. The Company's average persistency rate for all policies in-force for 2017 and 2016 was approximately 96.7% and 96.6%, respectively.  Persistency is a measure of insurance in-force retained in relation to the previous year.

The following table reflects net investment income of the Company for the years ended December 31:

	2017	2016

Fixed maturities	$8,685,698	$9,217,413
Equity securities	1,213,922	1,393,816
Trading securities	(1,061)	31,259
Mortgage loans	1,191,865	1,814,499
Real estate	1,990,844	1,862,400
Notes receivable	1,322,675	1,458,878
Policy loans	664,116	618,775
Cash and cash equivalents	23,445	14,583
Short-term	1,263	7,877
Total consolidated investment income	15,092,767	16,419,500
Investment expenses	(3,391,769)	(3,474,952)
Consolidated net investment income	$11,700,998	$12,944,548

Net investment income represented approximately 41% and 47% of the Company's total revenues as of December 31, 2017 and 2016, respectively. When comparing current and prior year results, net investment income was lower in the current year in most of the major investment categories. The largest declines were in the fixed maturities and mortgage loan investment portfolios.

Income from the fixed maturities investment portfolio is down approximately 6% when comparing 2017 and 2016 results.  The decrease is attributable to the Company holding fewer bonds combined with upgrading credit quality. During 2017, the Company sold some lower rated, higher yielding securities and replaced them with higher rated, lower yielding securities.

Income from the mortgage loan investment portfolio is down approximately 34% when comparing 2017 and 2016 results. The decline is the result of the continued pay off of loans within the portfolio, particularly the discounted mortgage loans, which have, in recent periods, provided significant earnings.  During the first quarter of 2016, two of the discounted mortgage loans paid off, which produced income of approximately $842,000. Similar such payoffs did not occur during 2017. Management does not anticipate any significant future earnings from its discounted mortgage loans as the remaining balance has become immaterial.

The following table reflects net realized investment gains (losses) for the years ended December 31:

	2017	2016

Fixed maturities available for sale	$3,877,454	$1,360,235
Equity securities	2,902,278	1,582,611
Real estate	3,099,554	4,934,566
Mortgage loans – OTTI	(72,161)	0
Real estate – OTTI	(690,000)	0
Notes receivable – OTTI	0	(465,754)
Consolidated net realized investment gains	$9,117,125	$7,411,658

Net realized investment gains were up approximately 23% in 2017 as compared to 2016. As seen in the table above, the 2017 gains were the result of the sale of certain fixed maturities, equity securities and real estate, which were offset by the recognition of other-than-temporary impairments on certain assets. Realized investment gains are the result of one-time events and are expected to vary from year to year.

As mentioned above, the Company made the decision to sell some lower rated, higher yielding securities and replace them with higher rated, lower yielding securities. The gains reported in the fixed maturities investment portfolio during 2017 are mainly the result of sale of the lower rated, higher yielding securities.

During 2017, the Company made the decision to sell certain equity securities, which produced gains of approximately $2.9 million. The decision to sell was based upon Management's analysis of current market conditions and it was deemed to be an appropriate time to sell certain equity securities and recognize the associated gains. During 2016, the Company sold certain equity securities as well.

The 2017 realized gains from real estate are mainly attributable to the sale of two real estate parcels, which produced realized gains of approximately $3.5 million. During 2016, the realized gains from real estate were mainly attributable to the sale of two real estate parcels, which produced net gains of approximately $4.4 million.  Gains from the sale of real estate are the result of one-time events and are expected to vary from year to year.

During 2017 and 2016, realized gains were offset by other-than-temporary impairments of approximately $762,000 and $466,000, respectively.  The other-than-temporary impairments were taken as a result of Management's assessment and consideration of the length of time the securities have remained in an unrealized loss position and as a result of management's analysis and determination of value.  The investments were written down to better reflect their current estimated fair value.

In summary, the Company's basis for future revenue is expected to come from the following primary sources: Conservation of business currently in-force, the maximization of investment earnings and the acquisition of other companies or policy blocks in the life insurance business. Management has placed a significant emphasis on the development of these revenue sources to enhance these opportunities.

Expenses

The Company reported total benefits and other expenses of $25.4 million and $25.7 million for the twelve-month period ended December 31, 2017 and 2016, respectively. Benefits, claims and settlement expenses represented approximately 66% and 69% of the Company's total expenses for 2017 and 2016, respectively.  The other major expense category of the Company is operating expenses, which represented 31% and 28% of the Company's total expenses for 2017 and 2016, respectively.

Benefits, claims and settlement expenses, net of reinsurance benefits, decreased approximately 5% in 2017 compared to 2016.  The decrease primarily relates to changes in the Company's death claim experience.  Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

Changes in policyholder reserves, or future policy benefits, also impact this line item.  Reserves are calculated on an individual policy basis and generally increase over the life of the policy as a result of additional premium payments and acknowledgment of increased risk as the insured continues to age.

The short-term impact of policy surrenders is negligible since a reserve for future policy benefits payable is held which is, at a minimum, equal to and generally greater than the cash surrender value of a policy.  The benefit of fewer policy surrenders is primarily received over a longer time period through the retention of the Company's asset base.

Operating expenses increased approximately 8% in 2017 as compared to 2016.  When analyzing 2017 and 2016 results, the operating expenses in two of the major expense categories, salaries and charitable contributions, were higher in 2017 and driving the variance from the prior year to the current year . The increase in salary expense is the result of increased bonuses paid to employees and officers of the Company. Bonuses are not contractual or dependent upon meeting certain financial goals. They are not necessarily paid each year, and when they are paid, the amounts will vary depending on the decision of Management, the Compensation Committee, and the Board of Directors. Charitable contributions are a function of the Company's earnings. Expenses in all of the other categories were comparable for the current and prior year.

Effective January 1, 2017, the Company and FSNB began sharing certain services. The shared services focuses on departments commonly utilized by both organizations such as financial accounting, human resources and information technology.  The shared services did not initially make a noticeable difference in operating expenses, but provides a larger team, which enhances capabilities and quality.

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

The following table reflects, by investment category, the investments held by the Company as of December 31:

	2017	As a % of Total Investments	As a % of Total Assets

Fixed maturities	$178,555,225	53%	44%
Equity securities	58,848,491	18%	15%
Mortgage loans	17,314,477	5%	4%
Real estate	50,504,550	15%	12%
Notes receivable	19,004,016	6%	5%
Policy loans	9,559,142	3%	2%
Total investments	$333,785,901	100%	82%

	2016	As a % of Total Investments	As a % of Total Assets

Fixed maturities	$187,239,718	55%	47%
Trading securities	2,500	0%	0%
Equity securities	51,707,103	15%	13%
Mortgage loans	18,577,372	5%	5%
Real estate	57,138,980	17%	14%
Notes receivable	16,876,485	5%	4%
Policy loans	10,070,134	3%	3%
Total investments	$341,612,292	100%	86%

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

The Company's total investments represented 82% and 86% of the Company's total assets as of December 31, 2017 and 2016, respectively. Fixed maturities consistently represented a substantial portion, 53% and 55%, respectively, of the total investments during 2017 and 2016.  The overall investment mix, as a percentage of total investments, remained fairly consistent when comparing the investments held as of December 31, 2017 and 2016.

As of December 31, 2017, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders' equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market value, with changes in market value charged directly to the other comprehensive component of shareholders' equity.  Changes in the market value of available for sale securities resulted in net unrealized gains of approximately $17.3 million and $22.4 million as of December 31, 2017 and 2016, respectively. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the market place.

Management continues to view the Company's investment portfolio with utmost priority. Significant time has been spent internally researching the Company's risk and communicating with outside investment advisors about the current investment environment and ways to ensure preservation of capital and mitigate losses.  Management has put extensive efforts into evaluating the investment holdings.  Additionally, members of the Company's Board of Directors and investment committee have been solicited for advice and provided with information.  Management reviews the Company's entire portfolio on a security level basis to be sure all understand our holdings, potential risks and underlying credit supporting the investments.  Management intends to continue its close monitoring of its bond holdings and other investments for possible deterioration or market condition changes.  Future events may result in Management's determination that certain current investment holdings may need to be sold which could result in gains or losses in future periods.  Such future events could also result in other than temporary declines in value that could result in future period impairment losses.

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

Parent Company Liquidity

UTG is a holding company that has no day-to-day operations of its own.  Cash flows from UTG's insurance subsidiary, UG, are used to pay costs associated with maintaining the Company in good standing with states in which it does business and purchasing outstanding shares of UTG stock.  UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  As of December 31, 2017 and 2016, substantially all of the consolidated shareholders' equity represents net assets of its subsidiaries.  In 2017, the Parent company received $2 million in dividends from its insurance subsidiary and $1 million in 2016. Certain restrictions exist on the payment of dividends from the insurance subsidiary to the Parent company.  For further information regarding the restrictions on the payment of dividends by the insurance subsidiary, see Note 9 – Shareholders' Equity in the Notes to the Consolidated Financial Statements.  Although these restrictions exist, dividend availability from the insurance subsidiary has historically been sufficient to meet the cash flow needs of the Parent company.

Insurance Subsidiary Liquidity

Sources of cash flows for the insurance subsidiary primarily consist of premium and investment income.  Cash outflows from operations include policy benefit payments, administrative expenses, taxes and dividends to the Parent company.

Short-Term Borrowings

An additional source of liquidity to the Parent company and its subsidiaries is the line of credit facilities extended to them. As of December 31, 2017 and 2016, the Company and its subsidiaries had available $18 million in line of credit facilities. For additional information regarding the line of credit facilities, see Note 7 – Credit Arrangements in the Notes to the Consolidated Financial Statements.

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

Consolidated Liquidity

Cash used in operating activities was approximately $13.2 million and $11.4 million in 2017 and 2016, respectively.  Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline.  Management anticipates future cash flows from operations to remain similar to historic trends.

During 2017 and 2016, the Company's investing activities provided net cash of approximately $27 million and $16.7 million, respectively.  Proceeds from investments sold decreased approximately 17% or $11.4 million when comparing 2017 to 2016. Investment purchases decreased approximately 43% or $22 million. The net cash provided by investing activities is expected to vary from year to year depending on market conditions and management's ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was approximately $3.5 million and $2 million during 2017 and 2016, respectively. On July 22, 2016, the Company entered in to an agreement to acquire 300,000 shares of its outstanding common stock from a shareholder that owned approximately 8% of the Company's outstanding common stock.  The acquisition was made under the Company's stock buy-back program. As part of this transaction, two promissory notes totaling $2.9 million were issued. The notes require principal payments of one half of the note value to be paid one year from the date of purchase and the other one half to be paid two years from the date of purchase. The notes had an interest rate of 0%. The notes were fully repaid during 2017.

As of December 31, 2017, the Company had no debt outstanding with third parties.

The Company had cash and cash equivalents of approximately $25.4 million and $15.2 million as of December 31, 2017 and 2016, respectively.  The Company has a portfolio of marketable fixed and equity securities that are available for sale, if an unexpected event were to occur.  These securities had a fair value of approximately $238 million and $239 million at December 31, 2017 and 2016, respectively. However, the strong cash flows from investing activities, investment maturities and the availability of the line of credit facilities make it unlikely that the Company would need to sell securities for liquidity purposes.  See Note 2 – Investments in the Notes to the Consolidated Financial Statements for detailed disclosures regarding the Company's investment portfolio.

Management believes the overall sources of liquidity available will be sufficient to satisfy its financial obligations.

Capital Resources

The Company's capital structure consists of short-term debt, long-term debt and shareholders' equity. A complete analysis and description of the short-term and long-term debt issues outstanding as of December 31, 2017 and 2016 are presented in Note 7 – Credit Arrangements in the Notes to the Consolidated Financial Statements.

The Company had $0 debt outstanding as of December 31, 2017 and $2.9 million  as of December 31, 2016.  On July 22, 2016, the Company entered in to an agreement to acquire 300,000 shares of its outstanding common stock from a shareholder that owned approximately 8% of the Company's outstanding common stock.  The acquisition was made under the Company's stock buy-back program. As part of this transaction, two promissory notes totaling $2.9 million were issued. The notes require principal payments of one half of the note value to be paid one year from the date of purchase and the other one half to be paid two years from the date of purchase. The notes had an interest rate of 0%. The notes were fully repaid during 2017.  See Note 7 – Credit Arrangements in the Notes to the Consolidated Financial Statements for detailed disclosures regarding the Company's notes payable.

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

At December 31, 2017, UG has a ratio of approximately 5.76, which is 576% of the authorized control level.  Accordingly, the Company meets the RBC requirements.

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. At a meeting of the Board of Directors on June 15, 2016, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG's common stock and on July 14, 2016, the Board of Directors again increased the amount available by an additional $4.5 million, for a total repurchase of $14.5 million. Repurchased shares are available for future issuance for general corporate purposes. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2017, the Company repurchased 30,395 shares through the stock repurchase program for approximately $604,000. Through December 31, 2017, UTG has spent approximately $12.5 million in the acquisition of approximately 1,089,000 shares under this program.

As mentioned in Note 7 above, on July 22, 2016 the Company entered in to an agreement to acquire 300,000 shares of its outstanding common stock from a shareholder that owned approximately 8% of the Company's outstanding common stock. The purchase price per share was $14.50 was derived through private negotiation. The purchase was paid with cash and the issuance of promissory notes.

Shareholders' equity was approximately $110 million and $94 million as of December 31, 2017 and 2016, respectively. Total shareholders' equity increased approximately 17% in 2017 compared to 2016.  The increase is primarily attributable to the change in accumulated other comprehensive income and retained earnings. As of December 31, 2017 and 2016, the Company reported  accumulated other comprehensive income of approximately $32.9 million and $20.4 million, respectively. The change in accumulated other comprehensive income is mainly attributable to the net unrealized holding gains of approximately $17 million and $22.4 million in 2017 and 2016. As previously discussed in the above in the Financial Condition – Investment Information section of the MD&A, the variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the market place.

As a result of the TCJA, the Company has recognized a decrease to their net deferred tax liability as of December 31, 2017 of approximately $7.3 million. The Company has determined that no other changes are required to the deferred tax liability, and the current income tax expense is unaffected by this change in law. Refer to Note 1 – Summary of Significant Accounting Policies and Note 6 – Income Taxes in the Notes to the Consolidated Financial Statements for further disclosure regarding the TCJA.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of UTG, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of UTG, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Brown Smith Wallace, LLP

We have served as the Company's auditor since 2005.
St. Louis, Missouri
March 26, 2018

UTG, Inc.
Consolidated Balance Sheets
As of December 31, 2017 and 2016

ASSETS

	2017	2016

Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $159,912,511 and $170,595,860)	$178,555,225	$187,239,718
Equity securities, at fair value (cost $35,712,633 and $37,014,712)	58,848,491	51,707,103
Trading securities, at fair value (cost $0 and $70,690)	0	2,500
Mortgage loans on real estate at amortized cost	17,314,477	18,577,372
Investment real estate, net	50,504,550	57,138,980
Notes receivable	19,004,016	16,876,485
Policy loans	9,559,142	10,070,134
Total investments	333,785,901	341,612,292

Cash and cash equivalents	25,434,199	15,156,548
Accrued investment income	2,990,721	2,872,850
Reinsurance receivables:
Future policy benefits	26,488,346	26,974,819
Policy claims and other benefits	3,882,047	3,952,465
Cost of insurance acquired	6,428,292	7,267,397
Property and equipment, net of accumulated depreciation	1,118,826	1,564,944
Income taxes receivable	549,851	1,223,682
Other assets	5,766,901	1,476,356
Total assets	$406,445,084	$402,101,353

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
Future policy benefits	$259,469,205	$263,844,559
Policy claims and benefits payable	3,777,175	3,889,572
Other policyholder funds	408,790	428,769
Dividend and endowment accumulations	14,601,645	14,504,583
Deferred income taxes	10,996,404	15,459,049
Notes payable	0	2,900,000
Trading securities, at fair value (proceeds $0 and $181,159)	0	1,439
Other liabilities	6,760,347	6,771,540
Total liabilities	296,013,566	307,799,511

Shareholders' equity:
Common stock - no par value, stated value $0.001 per share. Authorized 7,000,000 shares - 3,333,377 and 3,349,927 shares issued and outstanding	3,333	3,350
Additional paid-in capital	37,536,164	37,878,712
Retained earnings	39,040,456	34,230,307
Accumulated other comprehensive income	32,952,338	20,353,692
Total UTG shareholders' equity	109,532,291	92,466,061
Noncontrolling interest	899,227	1,835,781
Total shareholders' equity	110,431,518	94,301,842
Total liabilities and shareholders' equity	$406,445,084	$402,101,353
See accompanying notes.

UTG, Inc.
Consolidated Statements of Operations
As of December 31, 2017 and 2016

	2017	2016

Revenues:

Premiums and policy fees	$10,413,346	$9,742,849
Reinsurance premiums and policy fees	(2,955,989)	(2,853,741)
Net investment income	11,700,998	12,944,548
Other income	458,663	591,919
Revenues before realized gains (losses)	19,617,018	20,425,575
Realized investment gains (losses), net:
Other-than-temporary impairments	(762,161)	(465,754)
Other realized investment gains, net	9,879,286	7,877,412
Total realized investment gains, net	9,117,125	7,411,658
Total revenues	28,734,143	27,837,233

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life	17,428,286	18,657,060
Ceded reinsurance benefits and claims	(1,893,986)	(2,517,075)
Annuity	975,196	1,120,684
Dividends to policyholders	370,847	432,150
Commissions	(145,722)	(139,167)
Amortization of cost of insurance acquired	839,105	872,982
Operating expenses	7,854,301	7,288,133
Interest expense	-	-
Total benefits and other expenses	25,428,027	25,714,767

Income before income taxes	3,306,116	2,122,466
Income tax expense (benefit)	(1,507,016)	666,181

Net income	4,813,132	1,456,285

Net income attributable to noncontrolling interest	(2,983)	(288,260)

Net income attributable to common shareholders	$4,810,149	$1,168,025

Amounts attributable to common shareholders:

Basic income per share	$1.44	$0.33

Diluted income per share	$1.44	$0.33

Basic weighted average shares outstanding	3,346,774	3,537,394

Diluted weighted average shares outstanding	3,346,774	3,537,394
See accompanying notes.

UTG, Inc.
Consolidated Statements of Comprehensive Income  (Loss)
For the Years Ended December 31, 2017 and 2016

	2017	2016

Net Income	$4,813,132	$1,456,285

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	17,174,126	34,494,457
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	(6,010,944)	(12,073,060)
Deferred tax adjustment from tax rate change	5,842,290	0
Unrealized holding gains (losses) arising during period, net of tax	17,005,472	22,421,397

Less reclassification adjustment for gains included in net income	(6,779,732)	(1,360,235)
Tax expense for gains included in net income	2,372,906	476,082
Reclassification adjustment for gains included in net income, net of tax	(4,406,826)	(884,153)
Subtotal: Other comprehensive income (loss), net of tax	12,598,646	21,537,244

Comprehensive income (loss)	17,411,778	22,993,529

Less comprehensive income attributable to no controlling interest	(2,983)	(288,260)

Comprehensive income (loss) attributable to UTG, Inc.	$17,408,795	$22,705,269

See accompanying notes.

UTG, Inc.
Consolidated Statements of Shareholders' Equity

Year ended December 31, 2017	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity

Balance at January 1, 2017	$3,350	$37,878,712	$34,230,307	$20,353,692	$1,835,781	$94,301,842
Common stock issued during year	13	261,474	-	-	-	261,487
Treasury shares acquired	(30)	(604,022)	-	-	-	(604,052)
Net income attributable to common shareholders	-	-	4,810,149	-	-	4,810,149
Unrealized holding gain on securities net of noncontrolling interest and reclassification adjustment and taxes	-	-	-	12,598,646	-	12,598,646
Contributions	-	-	-	-	-	-
Distributions	-	-	-	-	(939,537)	(939,537)
Gain attributable to noncontrolling interest	-	-	-	-	2,983	2,983
Balance at December 31, 2017	$3,333	$37,536,164	$39,040,456	$32,952,338	$899,227	$110,431,518

Year ended December 31, 2016	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interes	Total Shareholders' Equity
Balance at January 1, 2016	$3,699	$43,002,670	$33,062,282	$(1,183,552)	$2,102,403	$76,987,502
Common stock issued during year	21	307,866	-	-	-	307,887
Treasury shares acquired	(370)	(5,431,824)	-	-	-	(5,432,194)
Net income attributable to common shareholders	-	-	1,168,025	-	-	1,168,025
Unrealized holding loss on securities net of noncontrolling interest and reclassification adjustment and taxes	-	-	-	21,537,244	-	21,537,244
Contributions	-	-	-	-	83,696	83,696
Distributions	-	-	-	-	(638,578)	(638,578)
Gain attributable to noncontrolling interest	-	-	-	-	288,260	288,260
Balance at December 31, 2016	$3,350	$37,878,712	$34,230,307	$20,353,692	$1,835,781	$94,301,842

See accompanying notes.

UTG, INC.
Consolidated Statements of Cash Flows
As of December 31, 2017 and 2016

	2017	2016

Cash flows from operating activities:
Net income attributable to common shares	$4,810,149	$1,168,025
Adjustments to reconcile net income to net cash used in operating activities
Amortization (accretion) of investments	94,608	(457,864)
Realized investment gains, net	(9,117,125)	(7,411,658)
Unrealized trading (gains) losses included in income	111,531	(31,259)
Realized trading (gains) losses included in income	(110,470)	-
Amortization of cost of insurance acquired	839,105	872,982
Depreciation	701,809	698,374
Net income attributable to noncontrolling interest	2,983	288,260
Charges for mortality and administration of universal life and annuity products	(6,636,270)	(5,588,667)
Interest credited to account balances	4,346,943	4,539,416
Change in accrued investment income	(117,871)	(51,512)
Change in reinsurance receivables	556,891	89,524
Change in policy liabilities and accruals	(2,794,247)	(4,679,857)
Change in income taxes receivable (payable)	673,831	(604,639)
Change in other assets and liabilities, net	(6,560,115)	(207,312)
Net cash used in operating activities	(13,198,248)	(11,376,187)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	29,744,619	30,355,159
Equity securities available for sale	7,479,886	13,785,226
Trading securities	-	72,279
Mortgage loans	1,840,610	7,047,158
Real estate	13,014,387	11,142,322
Notes receivable	2,170,322	4,463,966
Policy loans	1,951,222	723,317
Short-term investments	-	-
Total proceeds from investments sold and matured	56,201,046	67,589,427
Cost of investments acquired:
Fixed maturities available for sale	(15,615,699)	(11,404,577)
Equity securities available for sale	(3,275,532)	(5,262,588)
Trading securities	-	(70,690)
Mortgage loans	(360,531)	(6,935,273)
Real estate	(4,226,106)	(15,935,233)
Notes receivable	(4,297,853)	(11,208,299)
Policy loans	(1,440,230)	(109,207)
Short-term investments	-	-
Total cost of investments acquired	(29,215,951)	(50,925,867)
Purchase of property and equipment	-	-
Net cash provided by investing activities	26,985,095	16,663,560

Cash flows from financing activities:
Policyholder contract deposits	4,812,703	5,087,358
Policyholder contract withdrawals	(4,139,797)	(4,261,609)
Proceeds from notes payable/line of credit	-	2,900,000
Payments of principal on notes payable/line of credit	(2,900,000)	-
Purchase of treasury stock	(604,052)	(5,432,194)
Issuance of stock	261,487	307,887
Non controlling contributions/(distributions) of consolidated subsidiary	(939,537)	(554,882)
Net cash used in financing activities	(3,509,196)	(1,953,440)

Net increase in cash and cash equivalents	10,277,651	3,333,933
Cash and cash equivalents at beginning of year	15,156,548	11,822,615
Cash and cash equivalents at end of year	$25,434,199	$15,156,548
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

This document at times will refer to the Registrant's largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC ("FSF"), a Kentucky corporation, and First Southern Bancorp, Inc. ("FSBI"), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank ("FSNB").  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG's largest shareholder through his ownership control of FSF, FSBI and affiliates.  At December 31, 2017, Mr. Correll owns or controls directly and indirectly approximately 64.25% of UTG's outstanding stock.

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

Property and Equipment - Company-occupied property, data processing equipment and furniture and office equipment are stated at cost less accumulated depreciation of  $5,225,333 and $4,779,216 at December 31, 2017 and 2016, respectively. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of three to thirty years.  Depreciation expense was $446,117 and $451,667 for the years ended December 31, 2017 and 2016, respectively.

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

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges.  Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances.  Interest crediting rates for universal life and interest sensitive products range from 3% to 6% as of December 31, 2017 and 2016.

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

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax impact attributable to differences between the financial statement book values and tax bases of assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Tax Cuts & Jobs Act ("TCJA"), signed into law on December 22, 2017, reduces the corporate Federal income tax rate from 35% to 21%, effective for years beginning after December 31, 2017.  More information concerning income taxes is provided in Note 6 – Income Taxes.

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

Recently Issued Accounting Standards

Accounting Standards Update (ASU) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of certain tax effects from accumulated other comprehensive income. The purpose of this update is to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 is effective for public companies for fiscal years beginning after December 15, 2018. Early adoption is permitted. See the Consolidated Statements of Comprehensive Income (Loss) for the impact of ASU 2018-02.

Accounting Standards Update (ASU) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment – The amendments included in ASU 2017-04 eliminate Step 2 from the goodwill impairment test.  The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for public companies for fiscal years beginning after December 15, 2019.  The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

Accounting Standards Update (ASU 2016-13), Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments – The amendments included in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better evaluate their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for public companies for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact that the adoption of this guidance will have on it's consolidated financial statements.

Accounting Standards Update (ASU) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities – The amendments included in ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.  ASU 2016-01 also requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables).  The guidance eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017. The Company adopted this guidance on January 1, 2018 and it is expected to have a material impact on the Consolidated Statements of Operations.  However, the change does not impact total shareholders' equity.

Note 2 – Investments

Available for Sale Securities – Fixed Maturity and Equity Securities

The following tables provide a summary of fixed maturities available for sale and equity securities by original or amortized cost and estimated fair value:

December 31, 2017	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$2,679,325	$33,802	$(73,530)	$2,639,597
U.S. special revenue and assessments	9,012,232	620,789	-	9,633,021
All other corporate bonds	148,220,954	18,359,816	(298,163)	166,282,607
	159,912,511	19,014,407	(371,693)	178,555,225
Equity securities	35,712,633	23,648,201	(512,343)	58,848,491
Total	$195,625,144	$42,662,608	$(884,036)	$237,403,716

December 31, 2016	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$9,058,210	$74,581	$(96,981)	$9,035,810
U.S. special revenue and assessments	10,145,531	1,002,789	(14,043)	11,134,277
All other corporate bonds	151,392,119	17,234,691	(1,557,179)	167,069,631
	170,595,860	18,312,061	(1,668,203)	187,239,718
Equity securities	37,014,712	15,214,862	(522,471)	51,707,103
Total	$207,610,572	$33,526,923	$(2,190,674)	$238,946,821

The following table provides a summary of fixed maturities by contractual maturity as of  December 31, 2017. Actual maturities could differ from contractual maturities due to call or prepayment provisions:

Fixed Maturities Available for Sale December 31, 2017	Amortized Cost	Estimated Fair Value

Due in one year or less	$1,217,352	$1,250,610
Due after one year through five years	31,340,053	41,789,869
Due after five years through ten years	37,234,486	38,512,732
Due after ten years	90,120,620	97,002,014
Total	$159,912,511	$178,555,225

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

The Company held below investment grade investments with an estimated market value of $21,108,077 and $33,064,563 as of December 31, 2017 and December 31, 2016, respectively. The investments are all classified as "All other corporate bonds".

The fair value of investments with sustained gross unrealized losses at December 31, 2017 and 2016 are as follows:

December 31, 2017	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$-	-	$1,604,987	(73,530)	$1,604,987	(73,530)
U.S. special revenue and assessments	-	-	-	-	-	-
All other corporate bonds	9,732,635	(91,757)	11,164,317	(206,406)	20,896,952	(298,163)
Total fixed maturities	$9,732,635	(91,757)	$12,769,304	(279,936)	$22,501,939	(371,693)
Equity securities	$4,130,260	(270,774)	$1,526,868	(241,569)	$5,657,128	(512,343)

December 31, 2016	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$6,578,248	(96,981)	$-	-	$6,578,248	(96,981)
U.S. special revenue and assessments	974,250	(14,043)	-	-	974,250	(14,043)
All other corporate bonds	50,161,487	(1,408,828)	4,023,510	(148,351)	54,184,997	(1,557,179)
Total fixed maturities	$57,713,985	(1,519,852)	$4,023,510	(148,351)	$61,737,495	(1,668,203)
Equity securities	$4,703,033	(522,471)	$-	-	$4,703,033	(522,471)

The following table provides additional information regarding the number of securities that were in an unrealized loss position for greater than or less than twelve months:

	Less than 12 months	12 months or longer	Total
As of December 31, 2017
Fixed maturities	6	6	12
Equity securities	2	2	4
As of December 31, 2016
Fixed maturities	25	3	28
Equity securities	3	-	3

Substantially all of the unrealized losses on fixed maturities available for sale at December 31, 2017 and 2016 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The unrealized losses on equity investments were primarily attributable to normal market fluctuations.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company's expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company's evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of  December 31, 2017 and 2016

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Consolidated Statements of Operations.  Trading securities include exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities are securities sold short. A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  The fair value of derivatives included in trading security assets and trading security liabilities as of  December 31, 2017 was $0 and $0, respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2016 was $2,500 and $(1,439), respectively.  Earnings from trading securities are classified in cash flows from operating activities.  The derivatives held by the Company are for income generation purposes only.

The following table reflects trading securities revenue charged to net investment income for the periods ended December 31:

	2017	2016

Net unrealized gains (losses)	$(111,531)	$31,259
Net realized gains (losses)	110,470	-
Net unrealized and realized gains (losses)	$(1,061)	$31,259

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

Approximately 12% of the mortgage loan portfolio consists of discounted commercial mortgage loans as of December 31, 2017 and 2016. The Company began purchasing discounted commercial mortgage loans in 2009.  Management has extensive background and experience in the analysis and valuation of commercial real estate. The discounted loans are available through the FDIC's sale of assets of closed banks and from banks wanting to reduce their loan portfolios.  The loans are available on a loan by loan bid process.  Once a loan has been acquired, contact is made with the appropriate individuals to begin a dialog with a goal of determining the borrower's willingness to work together.  There are generally three paths a discounted loan will take:  the borrowers pay as required; a settlement is reached with the loan being paid off at a discounted value; or the loan is foreclosed.

During 2017 and 2016, the Company acquired $360,531 and $6,935,273 in mortgage loans, respectively, including both regular participation mortgage loans as well as discounted mortgage loans.  FSNB services the majority of the Company's mortgage loan portfolio. The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

During 2017 and 2016, the maximum and minimum lending rates for mortgage loans were:

	2017		2016
	Maximum rate	Minimum rate	Maximum rate	Minimum rate

Farm Loans	5.00%	5.00%	5.00%	5.00%
Commercial Loans	7.50%	4.00%	8.00%	4.00%
Residential Loans	8.00%	4.00%	8.00%	3.94%

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

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The Company acquired the discounted mortgage loans at below contract value, and believes that it will fully recover its carrying value upon disposal, therefore no reserve for delinquent loans is deemed necessary.  Those not currently paying are being vigorously worked by Management.  The current discounted commercial mortgage loan portfolio has an average price of  36% and 32% of face value as of December 31, 2017 and 2016, respectively.   Management has determined that this deep discount provides a financial cushion or built in allowance for any of the loans that are not currently performing within the portfolio of loans purchased.  The mortgage loan reserve was  $0 at December 31, 2017 and 2016.

The following table summarizes the number of loans held in the discounted mortgage loan portfolio and the carrying value of the loans:

December 31, 2017 Payment Frequency	Number of Loans	Carrying Value

No payments received	8	$-
One-time payment received	1	-
Irregular payments received	2	-
Periodic payments received	5	2,003,536
Total	16	$2,003,536

December 31, 2016 Payment Frequency	Number of Loans	Carrying Value

No payments received	8	$-
One-time payment received	1	-
Irregular payments received	2	20,834
Periodic payments received	5	2,168,062
Total	16	$2,188,896

The following table summarizes the mortgage loan holdings of the Company for the periods ended December 31:

	2017	2016

In good standing	$15,310,941	$16,388,477
Overdue interest over 90 days	-	20,834
Restructured	-	60,827
In process of foreclosure	2,003,536	2,107,234
Total mortgage loans	$17,314,477	$18,577,372
Total foreclosed loans during the year	$-	$735,000

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

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. The valuation allowance as of December 31, 2017 and 2016 was $0. Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status.

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

Analysis of Investment Operations

The following table reflects the Company's net investment income for the periods ended December 31:

	2017	2016

Fixed maturities	$8,685,698	$9,217,413
Equity securities	1,213,922	1,393,816
Trading securities	(1,061)	31,259
Mortgage loans	1,191,865	1,814,499
Real estate	1,990,844	1,862,400
Notes receivable	1,322,675	1,458,878
Policy loans	664,116	618,775
Cash and cash equivalents	23,445	14,583
Short-term	1,263	7,877
Total consolidated investment income	15,092,767	16,419,500
Investment expenses	(3,391,769)	(3,474,952)
Consolidated net investment income	$11,700,998	$12,944,548

The following table reflects the Company's net realized investments gains and losses for the periods ended December 31:

2017	Gross Realized Gains	Gross Realized (Losses)	Net Realized Gains (Losses)

Fixed maturities	$3,950,014	$(72,560)	$3,877,454
Real estate	3,622,519	(522,965)	3,099,554
Common stock	2,902,278	-	2,902,278
Real estate – OTTI	-	(690,000)	(690,000)
Mortgage loans - OTTI	-	(72,161)	(72,161)
Total realized gains (losses)	$10,474,811	$(1,357,686)	$9,117,125

2016	Gross Realized Gains	Gross Realized (Losses)	Net Realized Gains (Losses)

Fixed maturities	$1,449,956	$(89,721)	$1,360,235
Real estate	4,942,675	(8,109)	4,934,566
Common stock	1,615,446	(32,835)	1,582,611
Notes receivable – OTTI	-	(465,754)	(465,754)
Total realized gains (losses)	$8,008,077	$(596,419)	$7,411,658

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

Based on Management's review of the investment portfolio, the Company recorded the following losses for other-than-temporary impairments in the Consolidated Statements of Operations for the periods ended December 31:

	2017	2016

Other than temporary impairments:
Real estate	$690,000	$-
Notes Receivable	-	465,754
Mortgage loans	72,161	-
Total other than temporary impairments	$762,161	$465,754

The other-than-temporary impairments recognized during 2017 and 2016 were taken as a result of Management's assessment and consideration of the length of time the securities have remained in an unrealized loss position and as a result of management's analysis and determination of value.  The investments were written down to better reflect their current expected market value.

Investments on Deposit

The Company had investments with a fair value of $8,642,633 and $8,692,705 on deposit with various state insurance departments as of December 31, 2017 and 2016, respectively.

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

Equity securities available for sale consist of common and preferred stocks mainly in private equity investments, financial institutions and publicly traded corporations. Equity securities for which there is sufficient market data are categorized as Level 1 or 2 in the fair value hierarchy.  For the equity securities in which quoted market prices are not available, the Company uses industry standard pricing methodologies, including discounted cash flow models that may incorporate various inputs such as payment expectations, risk of the investment, market data, and health of the underlying company.  The inputs are based upon management's assumptions and available market information.  When evidence is believed to support a change to the carrying value from the transaction price, adjustments are made to reflect the expected exit values. The Company performs ongoing reviews of the underlying investments. The reviews consist of the evaluations of expected cash flows, material events and market data. These investments are included in Level 3 of the fair value hierarchy.

Securities designated as trading securities consist of exchange traded equities and exchange traded options.  These securities are primarily valued at quoted active market prices, and are therefore categorized as Level 1 in the fair value hierarchy.

The following table presents the Company's assets and liabilities measured at fair value in the consolidated balance sheet on a recurring basis as of December 31, 2017.

	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$2,639,597	$175,437,239	$478,389	$178,555,225
Equity Securities, available for sale	20,436,225	7,756,435	30,655,831	58,848,491
Total	$23,075,822	$183,193,674	$31,134,220	$237,403,716

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

	Fixed Maturities, Available for Sale	Equity Securities, Available for Sale	Total

Balance at December 31, 2016	$3,083,251	$25,793,299	$28,876,550
Transfers in to Level 3	-	-	-
Total unrealized gain (losses):
Included in realized gains (losses)	1,046,401	-	1,046,401
Included in other comprehensive income	(921,709)	3,775,170	2,853,461
Purchases	-	2,244,306	2,244,306
Sales	(2,729,554)	(1,156,944)	(3,886,498)
Balance at December 31, 2017	$478,389	$30,655,831	$31,134,220

The Level 3 securities include one fixed maturity and certain equity securities with unobservable inputs. The Company computed fair value of Level 3 equity investments based on a review of current financial information, earnings trends and similar companies in the same industries.

There were no transfers in or out of Level 3 during 2017. The Company transferred one fixed maturity security in to Level 3 during 2016 based upon a change in rating.   Transfers occur when there is a lack of observable market information.

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

	December 31, 2017		December 31, 2016
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Mortgage loans on real estate	$17,314,477	$17,314,477	$18,577,372	$18,577,372
Investment real estate	50,504,550	50,504,550	57,138,980	57,138,980
Notes receivable	19,004,016	19,004,016	16,876,485	16,876,485
Policy loans	9,559,142	9,559,142	10,070,134	10,070,134
Cash and cash equivalents	25,434,199	25,434,199	15,156,548	15,156,548

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

Note 4 - Reinsurance

As is customary in the insurance industry, the insurance subsidiary cedes insurance to, and assumes insurance from, other insurance companies under reinsurance agreements.  Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk.  The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it.  However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies.  The Company sets a limit on the amount of insurance retained on the life of any one person.  The Company will not retain more than $125,000, including accidental death benefits, on any one life. At December 31, 2017, the Company had gross insurance in-force of $1.2 billion of which approximately $242 million was ceded to reinsurers.  At December 31, 2016, the Company had gross insurance in-force of $1.3 billion of which approximately $266 million was ceded to reinsurers.

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

UG entered into a coinsurance agreement with Park Avenue Life Insurance Company ("PALIC") effective September 30, 1996.  Under the terms of the agreement, UG ceded to PALIC substantially all of its then in-force paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  Under the terms of the agreement, UG sold 100% of the future results of this block of business to PALIC through a coinsurance agreement.  UG continues to administer the business for PALIC and receives a servicing fee through a commission allowance based on the remaining in-force policies each month.  PALIC has the right to assumption reinsure the business, at its option, and transfer the administration.  The Company is not aware of any such plans.  PALIC's ultimate parent, The Guardian Life Insurance Company of America ("Guardian"), currently holds an "A++" (Superior) rating from A.M. Best.  The PALIC agreement accounts for approximately 63% of UG's reinsurance reserve credit, as of December 31, 2017 and 2016.

On September 30, 1998, UG entered into a coinsurance agreement with The Independent Order of Vikings, (IOV) an Illinois fraternal benefit society.  Under the terms of the agreement, UG agreed to assume, on a coinsurance basis, 25% of the reserves and liabilities arising from all in-force insurance contracts issued by the IOV to its members.  Effective October 1, 2017, the IOV recaptured its coinsurance agreement with UG. The recapture was completed as a step in the IOV's decision to exit its insurance business.

The Company does not have any short-duration reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2017 and 2016 were as follows:

	2017	2016
	Premiums Earned	Premiums Earned

Direct	$10,407,434	$9,720,712
Assumed	5,912	22,137
Ceded	(2,955,989)	(2,853,741)
Net Premiums	$7,457,357	$6,889,108

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

	2017	2016

Cost of insurance acquired, beginning of year	$7,267,397	$8,140,379

Interest accretion	967,032	1,071,790
Amortization	(1,806,137)	(1,944,772)
Net amortization	(839,105)	(872,982)
Cost of insurance acquired, end of year	$6,428,292	$7,267,397

Estimated net amortization expense of cost of insurance acquired for the next five years is as follows:

	Interest Accretion	Amortization	Net Amortization
2018	866,339	1,672,404	806,065
2019	769,612	1,545,518	775,906
2020	676,503	1,421,353	744,850
2021	587,120	1,302,090	714,970
2022	501,324	1,189,672	688,348

Note 6 – Income Taxes

UTG and UG file separate federal income tax returns.

Income tax expense (benefit) consists of the following components:

	2017	2016

Current tax	$751,377	$209,576
Deferred tax	(2,258,393)	456,605
Income tax expense (benefit)	$(1,507,016)	$666,181

The expense for income differed from the amounts computed by applying the applicable United States statutory rate of 35% before income taxes as a result of the following differences:

	2017	2016

Tax computed at statutory rate	$1,157,141	$742,863
Changes in taxes due to:
Non-controlling interest	(1,044)	(100,891)
Small company deduction	(591,074)	(260,660)
Dividend received deduction	(90,698)	(92,731)
Tax rate change	(1,488,646)	-
Other	(492,695)	377,600
Income tax expense (benefit)	$(1,507,016)	$666,181

As a result of the TCJA described above in Note 1 - Summary of Significant Accounting Policies, the Company has recognized a decrease to their net deferred tax liability as of December 31, 2017 in the amount of $7,330,936. The Company has determined that no other changes are required to the deferred tax liability, and the current income tax expense is unaffected by this change in the law.

The following table summarizes the major components that comprise the deferred tax liability as reflected in the balance sheets:

	2017	2016

Investments	$8,166,343	$9,690,287
Cost of insurance acquired	1,349,941	2,543,589
Management/consulting fees	(27,202)	(52,797)
Future policy benefits	281,576	1,404,177
Deferred gain on sale of subsidiary	1,387,490	2,312,483
Other assets (liabilities)	59,095	13,245
Federal tax DAC	(220,839)	(451,935)
Deferred tax liability	$10,996,404	$15,459,049

At December 31, 2017 and 2016, the Company had gross deferred tax assets of $1,027,203 and $1,727,307, respectively, and gross deferred tax liabilities of $12,023,607 and $17,186,356, respectively, resulting from temporary differences primarily related to the life insurance subsidiary.  A valuation allowance is to be provided when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded (except as noted below) relating to the Company's deferred tax assets since, in Management's judgment, the Company will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

The Company also has a deferred tax asset of $118,693 and 155,930 relating to an AMT tax carryforward as of December 31, 2017 and 2016, respectively.  The Company established an allowance of $155,930 against this deferred tax asset as of December 31, 2016, based on Management's assessment of the recoverability of these deferred assets. As a result of the changes to the Alternative Minimum Tax and corresponding credits resulting from the TCJA, Management has determined that an allowance against this asset it no longer required.

The Company's Federal income tax returns are periodically audited by the Internal Revenue Service ("IRS"). There are currently no examinations in process, nor is Management aware of any pending examination by the IRS.  The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Financial Accounting Standards Board ("FASB") ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities. Such tax positions initially and subsequently need to be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company has evaluated its tax positions, expiring statutes of limitations, changes in tax law and new authoritative rulings and believes that no disclosure relative to a provision of income taxes is necessary, at this time, to cover any uncertain tax positions. Tax years that remain subject to examination are the years ended December 31, 2014, 2015, 2016 and 2017.

The Company classifies interest and penalties on underpayment of income taxes as income tax expense.  No interest or penalties were included in the reported income taxes for the years presented.  The Company is not aware of any potential or proposed changes to any of its tax filings.

Note 7 – Credit Arrangements

At December 31, 2017 and 2016, the Company had the following outstanding debt:

			Outstanding Principal Balance
Instrument	Issue Date	Maturity Date	December 31, 2017	December 31, 2016
Promissory Note:
Softvest, L.P	7/22/2016	7/22/2018	$-	$1,450,000
SoftSearch Investment, L.P	7/22/2016	7/22/2018	-	1,450,000

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2016	Borrowings	Repayments	December 31, 2017

Lines of Credit:
UTG	11/20/2013	11/20/2018	$8,000,000	$-	-	-	$-
UG	6/2/2015	5/10/2018	10,000,000	-	-	-	-

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

On July 22, 2016, the Company entered in to an agreement to acquire 300,000 shares of its outstanding common stock from a shareholder that owned approximately 8% of the Company's outstanding common stock.  The acquisition was made under the Company's stock buy-back program. As part of this transaction, two promissory notes totaling $2.9 million were issued. The notes required principal payments of one half of the note value to be paid one year from the date of purchase and the other one half to be paid two years from the date of purchase. The notes had an interest rate of 0%. The notes were fully repaid during 2017.

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

The following table represents the total funding commitments and the unfunded commitment as of December 31, 2017 related to certain investments:

	Total Funding Commitment	Unfunded Commitment
RLF III, LLC	$4,000,000	$398,120
Sovereign's Capital, LP Fund I	500,000	33,642
UGLIC, LLC	1,600,000	120,000
Sovereign's Capital, LP Fund II	1,000,000	335,301

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

Note 9 – Shareholders' Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. At a meeting of the Board of Directors on June 15, 2016, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG's common stock and on July 14, 2016, the Board of Directors again increased the amount available by an additional $4.5 million, for a total repurchase of $14.5 million. Repurchased shares are available for future issuance for general corporate purposes. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2017, the Company repurchased 30,395 shares through the stock repurchase program for $604,052. Through December 31, 2017, UTG has spent $12.5 million in the acquisition of approximately 1,089,184 shares under this program.

As mentioned in Note 7 above, on July 22, 2016 the Company entered in to an agreement to acquire 300,000 shares of its outstanding common stock from a shareholder that owned approximately 8% of the Company's outstanding common stock. The purchase price per share was $14.50 was derived through private negotiation. The purchase was paid with cash and the issuance of promissory notes. The promissory notes were fully repaid during 2017.

Director Compensation - Effective September 18, 2013, each outside Director will annually receive $8,000 as a retainer and $1,000 per meeting attended.  The compensation, however, shall be paid in UTG common stock.  The value will be determined annually on the close of business December 20th or the next business day should December 20th be a weekend or holiday, based on the activity of the year just ending.  UTG's director compensation policy also provides that Directors who are employees of UTG or its affiliates do not receive any compensation for their services as Directors except for reimbursement for reasonable travel expenses for attending each meeting. In December of 2017, the Company issued 2,560 shares of its common stock as compensation to the Directors. The shares were valued at $25.00 per share, the market value at the date of issue. During 2017, the Company recorded $64,000 in operating expense related to the stock issuance.  In December of 2016, the Company issued 3,575 shares of its common stock as compensation to the Directors. The shares were valued at $17.05 per share, the market value at the date of issue. During 2016, the Company recorded $60,954 in operating expense related to the stock issuance.

Earnings Per Share - The following is a reconciliation of basic and diluted weighted average shares outstanding used in the computation of basic and diluted earnings per share:

	2017	2016
Basic weighted average shares outstanding	3,346,774	3,537,394
Weighted average dilutive options outstanding	-	-
Diluted weighted average shares outstanding	3,346,774	3,537,394

The computation of diluted earnings per share is the same as basic earnings per share for the years ending December 31, 2017 and 2016, as there were no outstanding securities, options or other offers that give the right to receive or acquire common shares of UTG.

Statutory Restrictions – Restrictions exist on the flow of funds to UTG from its insurance subsidiary.  Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. UG is required to maintain minimum statutory surplus of $2,500,000. At December 31, 2017, substantially all of the consolidated shareholders' equity represents net assets of UTG's subsidiaries.

UG is domiciled in the state of Ohio. Ohio requires notification within  five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory net income or b) 10% of statutory capital and surplus.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid ordinary dividends of $2 and $1 to UTG in 2017 and 2016, respectively. No extraordinary dividends were paid during the two year period. UTG used the dividends received during 2017 and 2016 to purchase outstanding shares of UTG stock and for general operations of the Company.

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

The following table reflects UG's statutory basis net income and capital and surplus (shareholders' equity) as of December 31:

	2017	2016

Net income (loss)	$5,356,483	$4,590,139
Capital and surplus	54,717,987	45,167,092

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

On February 20, 2003, UG purchased $4 million of a trust preferred security offering issued by First Southern Bancorp, Inc. ("FSBI").  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%. The Company received dividends of $259,138 and $264,946 during 2017 and 2016, respectively. On March 30, 2009, UG purchased $1 million of FSBI common stock.  The sale and transfer of this security is restricted by the provisions of a stock restriction and buy-sell agreement.

UTG has a 30.10% ownership interest in an aircraft that is jointly owned with First Southern National Bank and Bandyco, LLC. Bandyco, LLC is affiliated with the Estate of Ward F. Correll. Mr. Correll is the father of Jesse Correll and a former director of the Company. The aircraft is used for business related travel by various officers and employees of the Company. For years 2017 and 2016, UTG paid $328,933 and $418,104 for costs associated with the aircraft, respectively.

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiary. Under this arrangement, the subsidiary pays its proportionate share of expenses, based on an allocation formula. During 2017 and 2016, UG paid $7,213,590 and $7,561,326, respectively, in expenses. The Ohio Department of Insurance has approved the cost sharing agreement and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

The Company from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services the Company's mortgage loans including those covered by the participation agreements.  The Company pays a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $11,108 and $13,517 in servicing fees and $0 in origination fees to FSNB during 2017 and 2016.

Effective January 1, 2017, UTG entered into a shared services contract with FSNB. The Company reimbursed expenses incurred by employees of FSNB relating to salaries, travel and other costs incurred on behalf of or relating to the Company. The Company paid $186,251 and $269,262 in 2017 and 2016, respectively to FSNB in reimbursement of such costs. In addition, the Company reimburses FSNB a portion of salaries and pension costs for Mr. Correll and Mr. Ditto. The reimbursement was approved by the UTG Board of Directors and totaled $346,486 and $335,769 in 2017 and 2016, respectively, which included salaries and other benefits.

During 2016, the Company began renting approximately 8,000 square feet of office space, located in Stanford, Kentucky, from FSNB and pays $2,000 per month in rent. The Company paid rent of $24,000 and $8,000 to FSNB during 2017 and 2016, respectively .

As previously disclosed in the Notes Receivable section of Note 2 - Investments, several of the Company's notes have participation agreements in place with third parties.  Certain participation agreements are with FSF, a related party.  The participation agreements are sold without recourse and assigned to the participant based on their pro-rata share of the principal, interest and collateral as specified in the participation agreements. The undivided participations in the notes receivable range from 20% - 50%.  The total amount of loans participated to FSF was $250,000 as of December 31, 2017 and 2016.

During 2016, UG and FSF established a partnership agreement and formed a limited liability company to purchase real estate. FSF contributed $140,000 to the partnership, which gave them a 10% ownership in the LLC.

Note 12 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses for the periods ended December 31:

	2017	2016

Interest	$-	$-
Federal income tax	165,000	811,000

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

Because UTG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of December 31, 2017 and 2016, approximately 55%  of the Company's total direct premium was collected from Illinois, Ohio, Texas and West Virginia. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 20% and 21% of total life insurance in force at December 31, 2017 and 2016, respectively.  Insurance ceded represented 36% and 28% of premium income for 2017 and 2016, respectively. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

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

Our Management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2017 and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective at a reasonable assurance level.

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

The Company's Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making the assessment, Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).  Based on Management's assessment, Management concluded that, as of December 31, 2017, the Company's internal control over financial reporting was effective.

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

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting since December 31, 2017, in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15(e) and 15d-15(e), that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company's process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Item 9B. Other Information

None

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The Board of Directors

In accordance with the laws of Delaware and the Certificate of Incorporation and Bylaws of UTG, as amended, UTG is managed by its executive officers under the direction of the Board of Directors.  The Board elects executive officers, evaluates their performance, works with management in establishing business objectives and considers other fundamental corporate matters, such as the issuance of stock or other securities, the purchase or sale of a business and other significant corporate business transactions.  In the fiscal year ended December 31, 2017, the Board met four times.  During 2017, all Directors attended at least 75% of all meetings of the Board and meetings of committees of the Board except Mr. Joseph Brinck and Mr. Peter Ochs.  Our Board of Directors does not have a policy requiring directors to attend annual meetings of shareholders.  All Board members attended our 2017 annual shareholders' meeting except Mr. Peter Ochs.

The Board of Directors has an Audit Committee consisting of Messrs. Attkisson, Brinck, Harmon, and Molnar. Our Board has determined that each of the members of the Audit Committee meets the criteria for independence under the NASDAQ listing standards.  The Audit Committee performs such duties as outlined in the Company's Audit Committee Charter.  The Audit Committee reviews and acts or reports to the Board with respect to various auditing and accounting matters, the scope of the audit procedures and the results thereof, internal accounting and control systems of UTG, the nature of services performed for UTG and the fees to be paid to the independent auditors, the performance of UTG's independent and internal auditors and the accounting practices of UTG.  The Audit Committee also recommends to the full Board of Directors the auditors to be appointed by the Board.  The Audit Committee met five times in 2017.

The Board has reviewed the qualifications of each member of the audit committee and determined two members of the committee, Randy Attkisson, and Gabriel Molnar, meet the definition of an "audit committee financial expert" as defined in Item 407 of Regulation S-K.

The Board of Directors has a Compensation Committee consisting of Messrs. Dayton and Ochs.  Our Board has determined that each of the members of the Compensation Committee meets the criteria for independence under the NASDAQ listing standards.  The Compensation Committee performs such duties as outlined in the Company's Compensation Committee Charter.  The Compensation Committee reviews and acts or reports to the Board with respect to various compensation matters relative to the Company's executive officers.  The Compensation Committee has the authority to delegate appropriate matters to subcommittees as the Committee may determine in its discretion.  The Compensation Committee met three times in 2017.

Under UTG's By-Laws, the Board of Directors should be comprised of at least six and no more than eleven Directors.  At December 31, 2017, the Board consisted of nine Directors.  Shareholders elect Directors to serve for a period of one year at UTG's annual shareholders' meeting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Directors and officers of UTG file periodic reports regarding ownership of Company securities with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 as amended, and the rules promulgated there under.  UTG is not aware of any individuals who filed late with the Securities and Exchange Commission during 2017.  SEC filings may be viewed from the Company's Web site www.utgins.com.

Audit Committee Report to Shareholders

In connection with the December 31, 2017 financial statements, the audit committee: (1) reviewed and discussed the audited financial statements with Management; (2) discussed with the independent auditors the matters required by Statement on Auditing Standards No. 61, Communications with Audit Committees, as amended, (AICPA, Professional Standards, Vol. 1 AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T; and (3) received the written disclosures and the letter from its independent auditors required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm's communications with the audit committee concerning independence, and has discussed with the independent auditors their independence.  Based upon these reviews and discussions, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K filed with the SEC for the last fiscal year.

Members of the Company's Audit Committee:

Randall L. Attkisson	Committee Chairman
Joseph A. Brinck, II
Thomas E. Harmon
Gabriel J. Molnar

The following information with respect to business experience of the Board of Directors has been furnished by the respective Directors or obtained from the records of UTG.

Name, Age	Position with the Company, Business Experience and Other Directorships
Randall L. Attkisson, 72

Director of UTG since 1999; Director of First Southern Bancorp, Inc., a bank holding company, since 1986; Board Chairman of Metro Leadership Foundation since 2014; and Partner of Bluegrass Financial Holdings Subs/Affiliates since 2008.

Joseph A. Brinck, II, 62

Director of UTG since 2003; CEO of Stelter & Brinck, LTD, a full service combustion engineering and manufacturing company from 1983 to present; Salesman at Stelter & Brinck, LTD from 1979 to 1983; President of Superior Thermal, LTD from 1990 to present; President of Sanctity of Life Foundation since 2001 and Vice President of Ruah Woods Ministry since 2009.

Jesse T. Correll, 61

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

Brian J. Crall, 58

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

Howard L. Dayton, Jr., 74

In 1985, Mr. Dayton founded Crown Ministries in Longwood, Florida.  Crown Ministries merged with Christian Financial Concepts in September 2000 to form Crown Financial Ministries, the world's largest financial ministry.  He served as Chief Executive Officer from 1985 to 2007 and in 2009 founded Compass - Finances God's Way.  Mr. Dayton is a graduate of Cornell University.  He developed The Caboose, a successful railroad-themed restaurant in Orlando, FL in 1969. In 1972 he began his commercial real estate development career, specializing in office development in the Central Florida area.  He has authored five popular small group studies, produced several video series, and was the host for the nationally syndicated radio programs MoneyWise and HeyHoward.  Asbury University named their business school the Howard Dayton School of Business.  Mr. Dayton became a Director of UTG, Inc. in December 2005.

Thomas E. Harmon, 63

Director of UTG and Universal Guaranty Life Insurance Company since March 2016.  Mr Harmon is the owner and President of Harmon Foods, Inc., a chain of retail supermarkets, for the past 39 years.  Mr. Harmon has been active in many charitable organizations over the years, most recently serving as a Board Member with Amigos En Cristo Ministries, an organization serving one of the most disadvantaged parts of the world – Juarez, Mexico.

Peter L. Ochs, 66

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

James P. Rousey, 59

President of UTG and Universal Guaranty Life Insurance Company since September 2006; Director of UTG and Universal Guaranty Life Insurance Company since September 2001; Chief Executive Officer of First Southern Bancorp, Inc. since 2016; Chair of ACLI Forum 500 from 2015-2016; Member of Board of Governors of ACLI from November 2014 to November 2017; Regional CEO and Director of First Southern National Bank from 1988 to 2001. Board Member with the Illinois Fellowship of Christian Athletes from 2001-2005; Board Member with Contact Ministries from 2007-2011; Board Member with Amigos En Cristo, Inc. from 2007-2009; Advisory Board Member with Natalie's Sister since January 2018.

Gabriel J. Molnar, 31

Director of UTG, Inc. since June 2017; CFO of Capstone Realty, Inc. since 2014; Analyst for Procter & Gamble in 2013; Sr. Associate for Price Waterhouse Coopers from 2009 to 2012. Currently holds a CPA license, in addition to a real estate sales license in Kentucky.

Executive Officers of UTG

More detailed information on the following executive officers of UTG appears under "Directors":

Jesse T. Correll	Chairman of the Board and Chief Executive Officer
James P. Rousey	President

Other executive officers of UTG are set forth below:

Name, Age	Position with UTG and Business Experience
Theodore C. Miller, 55

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

Douglas P. Ditto, 62

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
Item 11. Executive Compensation

Executive Compensation Table

The following table sets forth certain information regarding compensation paid to or earned by UTG's Chief Executive Officer and President, and each of UTG's two most highly compensated executive officers whose salary plus bonus exceeded $100,000 during UTG's last fiscal year:

Name and Principal position	Year	Salary	Bonus	Stock Awards (2)	All Other Compensation	Total
Jesse T. Correll Chief Executive Officer	2017	$175,000	$0	$109,988	$7,000	(1)	$291,988
2016		$175,000	$0	$49,988	$7,000	(1)	$231,988
James P. Rousey President	2017	$190,000	$90,000	$0	$3,990	(1)	$283,990
2016		$190,000	$0	49,988	$3,990	(1)	$243,978
Douglas P. Ditto Vice President	2017	$127,308	$0	$70,000	$5,092	(1)	$202,400
2016		$120,000	$0	$49,988	$4,800	(1)	$174,788

(1)	All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan.
(2)	Stock awards in the form of an annual bonus of 10,285 and 10,509 shares were issued in 2017 and 2016 respectively.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2017, there were no unexercised options, stock that has not vested or equity incentive plan awards outstanding for any of the above named executive officers.

Compensation of Directors

Effective September 18, 2013 a new compensation arrangement was approved whereby each outside Director annually received $8,000 as a retainer and $1,000 per meeting attended.  The compensation, however, is paid in UTG Common Stock.  The value is determined annually on the close of business December 20th or the next business day should December 20th be a weekend or holiday, based on the activity of the year just ending.  Reasonable travel expenses are reimbursed in cash as incurred.  UTG's Director compensation policy provides that Directors who are employees of UTG or its affiliates do not receive any compensation for their services as Directors except for reimbursement for reasonable travel expenses for attending each meeting.  The following table reflects compensation paid to all Directors who served in 2017.

Name	Fees Earned or Paid in Cash	Stock Awards (2)	All Other Compensation (1)	Total
Jesse T. Correll Chief Executive Officer	$0	$0	$0	$0
James P. Rousey President	$0	$0	$0	$0
Randall L. Attkisson Director	$0	$11,000	$0	$11,000
Joseph A. Brinck, II (3) Director	$0	$0	$0	$0
Brian J. Crall Director	$0	$12,000	$111,428	$123,428
Howard L. Dayton Director	$0	$12,000	$5,000	$17,000
Thomas E. Harmon Director	$0	$12,000	$0	$12,000
Gabriel J. Molnar Director	$0	$7,000	$0	$7,000
Peter L. Ochs Director	$0	$10,000	$0	$10,000

(1)  Other Compensation represents payment for consulting services performed relative to management enrichment.
(2)  Market value of stock on earned date was $25.00 per share.
(3) Mr. Brinck waived his rights to the director compensation for the year 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Holders of Securities

The following tabulation sets forth the name and address of the entity known to be the beneficial owners of more than 5% of UTG's Common Stock and shows:  (i) the total number of shares of Common Stock beneficially owned by such person as of February 28, 2018 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of Common Stock so owned as of the same date.

Title		Amount	Percent
of	Name and Address	and Nature of	Of
Class	of Beneficial Owner (2)	Beneficial Ownership	Class (1)

Common	Jesse T. Correll	127,577	(3)(6)	3.8%
Stock, no	First Southern Bancorp, Inc.	1,406,785	(3)(4)(6)	42.3%
par value	First Southern Funding, LLC	346,032	(3)(4)(6)(7)	10.4%
	First Southern Holdings, LLC	1,201,876	(3)(4)(6)	36.2%
	Estate of Ward F. Correll	271,059	(5)(6)	8.2%
	WCorrell, Limited Partnership	72,750	(3)(6)	2.2%
	Cumberland Lake Shell, Inc.	257,501	(5)(6)	7.7%

(1)	The percentage of shares owned is based on 3,324,366 shares of Common Stock outstanding as of February 28, 2018.
(2)

The address for each of Jesse Correll, First Southern Bancorp, Inc. ("FSBI"), First Southern Funding, LLC ("FSF"), First Southern Holdings, LLC ("FSH"), and WCorrell, Limited Partnership ("WCorrell LP"), is 205 North Depot Street, Stanford, Kentucky 40484.  The address for the Estate of Ward F. Correll is P O Box 328, 99 Lancaster Street, Stanford, KY 40484 and Cumberland Lake Shell, Inc. ("CLS") is P.O. Box 430, 150 Railroad Drive, Somerset, Kentucky 42502.  The majority of the shares of CLS are owned by the Estate of Ward F. Correll.

(3)

The share ownership of Jesse Correll listed includes 54,827 shares of Common Stock owned by him individually.  The share ownership of Mr. Correll also includes 72,750 shares of Common Stock held by WCorrell, Limited Partnership, a limited partnership in which Jesse Correll serves as managing general partner and as such, has sole voting and dispositive power over the shares held by the entity.

In addition, by virtue of his ownership of voting securities of FSF and FSBI, and in turn, their ownership of 100% of the outstanding membership interests of FSH (the holder of 1,201,876 shares of Common Stock), Mr. Correll may be deemed to beneficially own the total number of shares of Common Stock owned by FSH, and may be deemed to share with FSH the right to vote and to dispose of such shares. Mr. Correll owns approximately 73% of the outstanding membership interests of FSF; he owns directly approximately 44%, companies he controls own approximately 15%, and he has the power to vote but does not own an additional 2% of the outstanding voting stock of FSBI.  FSBI and FSF in turn own 99% and 1%, respectively, of the outstanding membership interests of FSH.

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

(7)	Includes 4,035 shares in street name

Security Ownership of Management of UTG

The following tabulation shows with respect to each of the Directors of UTG, UTG's Chief Executive Officer and President, and each of UTG's two most highly compensated executive officers whose salary plus bonus exceeded $100,000 for fiscal 2017, and with respect to all executive officers and Directors of UTG as a group:  (i) the total number of shares of Common Stock beneficially owned by such person as of February 28, 2018 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of stock so owned as of the same date.

Title of	Name and Address of	Amount and Nature of	Percent of
Class	Beneficial Owner	Beneficial Ownership	Class (1)

UTG's	Randall L. Attkisson	Louisville, KY	3,492		*
Common	Joseph A. Brinck, II	Cincinnati, OH	15,021		*
Stock, no	Jesse T. Correll	Stanford, KY	2,151,453	(2)	64.7%
Par value	Brian J. Crall	Nicholasville, KY	1,863	(3)	*
	Howard L. Dayton, Jr.	Sanford, FL	8,010	(4)	*
	Douglas P. Ditto	Danville, KY	21,334	(5)	*
	Thomas E. Harmon	Springfield, IL	949		*
	Theodore C. Miller	Stanford, KY	12,292		*
	Gabriel J. Molnar	Louisville, KY	280		*
	Peter L. Ochs	Valley Center, KS	5,161	(6)	*
	James P. Rousey	Hustonville, KY	9,353	(7)	*
	All Directors and executive officers as a group (eleven in number)		2,229,208		67.1%

                * Less than 1%

(1)	The percentage of outstanding shares for UTG is based on 3,324,366 shares of Common Stock outstanding as of February 28, 2018.
(2)
The share ownership of Mr. Jesse Correll includes 54,827 shares of Common Stock owned by him individually, 204,909 shares of Common Stock held by FSBI and 346,032 shares of Common Stock owned by FSF.  The share ownership of Mr. Correll also includes 72,750 shares of Common Stock held by WCorrell, Limited Partnership, a limited partnership in which Mr. Correll serves as managing general partner.   Mr. Correll has sole voting and dispositive power over the shares held by these entities.   In addition, by virtue of his ownership of voting securities of FSF and FSBI, and in turn, their ownership of 100% of the outstanding membership interests of FSH (the holder of 1,201,876 shares of Common Stock), Mr. Correll may be deemed to beneficially own the total number of shares of Common Stock owned by FSH, and may be deemed to share with FSH the right to vote and to dispose of such shares. Mr. Correll owns approximately 73% of the outstanding membership interests of FSF; he owns directly approximately 44%, companies he controls own approximately 15%, and he has the power to vote but does not own an additional 2% of the outstanding voting stock of FSBI.  FSBI and FSF in turn own 99% and 1%, respectively, of the outstanding membership interests of FSH.

On July 14, 2016, Jesse T Correll was qualified as co-executor of the Estate of Ward F Correll who died April 21, 2016.  The share ownership of Mr. Correll also included 13,558 shares of Common Stock held by the Estate of Ward F. Correll and 257,501 shares of Common Stock held by Cumberland Lake Shell, Inc.

(3)	Includes 800 shares held in spouse's IRA and 375 shares held in a retirement account.
(4)	Includes 473 shares held in street name.
(5)	Includes 1,600 shares held in a retirement account and 800 shares in street name.
(6)	Includes 2,000 shares held in a trust for benefit of named individual.
(7)	Includes 2,077 shares held in street name.

Except as indicated above, the foregoing persons hold sole voting and investment power.

Item 13. Certain Relationships and Related Transactions and Director Independence

The Board of Directors determined that six of the nine current Directors are "independent" as defined by Rule 5605 of the NASDAQ listing standards.  The independent Directors are Randall L. Attkisson, Joseph A. Brinck, II, Howard L. Dayton, Jr., Thomas E. Harmon, Gabriel J. Molnar, and Peter L. Ochs.

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

On February 20, 2003, UG purchased $4 million of a trust preferred security offering issued by First Southern Bancorp, Inc. ("FSBI").  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%. The Company received dividends of $259,138 and $264,946 during 2017 and 2016, respectively. On March 30, 2009, UG purchased $1 million of FSBI common stock.  The sale and transfer of this security is restricted by the provisions of a stock restriction and buy-sell agreement.

UTG has a 30.10% ownership interest in an aircraft that is jointly owned with First Southern National Bank and Bandyco, LLC. Bandyco, LLC is affiliated with the Estate of Ward F. Correll. Mr. Correll is the father of Jesse Correll and a former director of the Company. The aircraft is used for business related travel by various officers and employees of the Company. For years 2017 and 2016, UTG paid $328,933 and $418,104 for costs associated with the aircraft, respectively.

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiary. Under this arrangement, the subsidiary pays its proportionate share of expenses, based on an allocation formula. During 2017 and 2016, UG paid $7,213,590 and $7,561,326, respectively, in expenses. The Ohio Department of Insurance has approved the cost sharing agreement and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

The Company from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services the Company's mortgage loans including those covered by the participation agreements.  The Company pays a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $11,108 and $13,517 in servicing fees and $0 in origination fees to FSNB during 2017 and 2016.

The Company reimbursed expenses incurred by employees of FSNB relating to salaries, travel and other costs incurred on behalf of or relating to the Company. The Company paid $186,251 and $269,262 in 2017 and 2016, respectively to FSNB in reimbursement of such costs. In addition, the Company reimburses FSNB a portion of salaries and pension costs for Mr. Correll and Mr. Ditto. The reimbursement was approved by the UTG Board of Directors and totaled $346,486 and $335,769 in 2017 and 2016, respectively, which included salaries and other benefits.

During 2016, the Company began renting approximately 8,000 square feet of office space, located in Stanford, Kentucky, from FSNB and pays $2,000 per month in rent. The Company paid rent of $24,000 and $8,000 to FSNB during 2017 and 2016, respectively .

As previously disclosed in the Notes Receivable section of Note 2 - Investments, several of the Company's notes have participation agreements in place with third parties.  Certain participation agreements are with FSF, a related party.  The participation agreements are sold without recourse and assigned to the participant based on their pro-rata share of the principal, interest and collateral as specified in the participation agreements. The undivided participations in the notes receivable range from 20% - 50%.  The total amount of loans participated to FSF were $250,000 as of December 31, 2017 and 2016.

During 2016, UTG and FSF established a partnership agreement and formed a limited liability company to purchase real estate. FSF contributed $140,000 to the partnership, which gave them a 10% ownership in the LLC.

Item 14. Principal Accounting Fees and Services

The Audit Committee is required to be directly responsible for the appointment, compensation and retention of the Company's independent registered public accounting firm.  The Audit Committee appointed Brown Smith Wallace, LLP ("BSW") as the Company's independent registered public accounting firm for the fiscal years ended December 31, 2017 and 2016.

Amounts paid to, or billed by, the Company's principal accountant, during the two most recent fiscal years by category were as follows:

Audit Fees - Audit fees paid for these audit services in the fiscal years ended December 31, 2017 and 2016 totaled $106,800 and $109,600 respectively. Fees billed for the quarterly reviews of the Company's financial statements totaled $19,950 and $20,400 for the years 2017 and 2016, respectively.

Audit Related Fees - No audit related fees were incurred by the Company from BSW for the years ended December 31, 2017 and 2016.

Tax Fees – For the years ended December 31, 2017 and 2016, the Company paid $19,131 and $11,300, respectively, to BSW relating to certain tax advice and electronic filing of certain federal and state income tax returns of the Company.

All Other Fees – During 2017 and 2016, the Company paid no other fees to BSW.

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

10.1

Amendment to Reinsurance Agreement between Universal Guaranty Life Insurance Company and Optimum Re Insurance Company originally with Business Men's Assurance Company of America. [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2015 originally filed as Exhibit 10.2].

10.2

Reinsurance Agreement between Universal Guaranty Life Insurance Company and Swiss RE originally with Life Reassurance Corporation of America. [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2015 originally filed as Exhibit 10.3].

10.3

Assumption Reinsurance Agreement between Universal Guaranty Life Insurance Company and Park Avenue Life Insurance Company formerly known as First International Life Insurance Company. [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2015 originally filed as Exhibit 10.4].

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

10.8	Universal Guaranty Participation Agreement-Purchased Loan [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 10.13].
10.9	Universal Guaranty Participation Agreement-Originated Loan [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 10.14].
10.10	Management Data, Inc. Software License Agreement [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2014 originally filed as Exhibit 10.16].
10.12

Aircraft Joint Ownership Agreement by and among Bandyco, LLC, First Southern National Bank and UTG, Inc. dated August 11, 2014 [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2014 originally filed as Exhibit 10.18].

*10.13	Promissory Note dated November 20, 2017, between UTG, Inc. and Illinois National Bank.
*10.14	Shared Services Agreement between UTG, Inc. and FSNB effective January 1, 2017.
14.1	Code of Ethics and Business Conduct [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 14.1].
14.2	Code of Ethical Conduct for Senior Financial Officers [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 14.2].
*21.1	List of Subsidiaries of the Registrant.
*31.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
*32.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
99.1	Audit Committee Charter. [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2015 originally filed as Exhibit 99.1].
99.2	Whistleblower Policy [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 99.2].
99.3	Compensation Committee Charter. [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2015 originally filed as Exhibit 99.3].
99.4	Investment Committee Charter. [Incorporated by reference to the Registrant's form 10-K, for the year ended December 31, 2015 originally filed as Exhibit 99.4].
*101	Interactive Data File
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

Date: March 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Randall L. Attkisson	By: /s/ Thomas E. Harmon
Randall L. Attkisson Director	Thomas E. Harmon Director

By:	By: /s/ Gabriel J. Molnar
Joseph A. Brinck Director	Gabriel J. Molnar Director

By: /s/ Jesse T. Correll	By: /s/ Peter L. Ochs
Jesse T. Correll Chairman of the Board, Chief Executive Officer and Director	Peter L. Ochs Director

By: /s/ Brian J. Crall	By: /s/ James P. Rousey
Brian J. Crall Director	James P. Rousey President and Director

By: /s/ Howard L. Dayton	By: /s/ Theodore C. Miller
Howard L. Dayton Director	Theodore C. Miller Corporate Secretary and Chief Financial Officer