Form 10-Q
period 2018-03-31
UTG INC
filed 2018-05-14
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

The number of shares outstanding of the registrant's common stock as of April 30, 2018 was 3,314,464.

UTG, Inc.
(The "Company")

Part 1.   Financial Information.
                              Item 1.  Financial Statements.

UTG, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2018	December 31, 2017*
ASSETS
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $164,891,063 and $159,912,511)	$179,204,313	$178,555,225
Equity securities, at fair value (cost $0 and $35,712,633)	0	58,848,491
Equity securities, at fair value (cost $43,566,804 and $0)	70,831,898	0
Mortgage loans on real estate at amortized cost	15,310,336	17,314,477
Investment real estate	48,937,132	50,504,550
Notes receivable	18,440,090	19,004,016
Policy loans	9,597,632	9,559,142
Total investments	342,321,401	333,785,901

Cash and cash equivalents	19,955,662	25,434,199
Accrued investment income	3,348,297	2,990,721
Reinsurance receivables:
Future policy benefits	26,421,164	26,488,346
Policy claims and other benefits	3,913,683	3,882,047
Cost of insurance acquired	6,226,776	6,428,292
Property and equipment, net of accumulated depreciation	1,009,824	1,118,826
Income tax recoverable	536,877	549,851
Other assets	433,494	5,766,901
Total assets	$404,167,178	$406,445,084

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$258,010,660	$259,469,205
Policy claims and benefits payable	4,320,094	3,777,175
Other policyholder funds	438,187	408,790
Dividend and endowment accumulations	14,618,065	14,601,645
Deferred income taxes	10,989,278	10,996,404
Other liabilities	6,428,406	6,760,347
Total liabilities	294,804,690	296,013,566

Shareholders' equity:
Common stock - no par value, stated value $.001 per share. Authorized 7,000,000 shares - 3,318,051 and 3,333,337 shares outstanding	3,318	3,333
Additional paid-in capital	37,165,939	37,536,164
Retained earnings	59,975,029	39,040,456
Accumulated other comprehensive income (loss)	11,289,621	32,952,338
Total UTG shareholders' equity	108,433,907	109,532,291
Noncontrolling interests	928,581	899,227
Total shareholders' equity	109,362,488	110,431,518
Total liabilities and shareholders' equity	$404,167,178	$406,445,084

* Balance sheet audited at December 31, 2017.

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2018	2017
Revenue:
Premiums and policy fees	$2,649,971	$2,702,754
Ceded reinsurance premiums and policy fees	(738,965)	(726,654)
Net investment income	3,068,118	3,036,484
Other income	60,935	115,959
Revenue before net investment gains (losses)	5,040,059	5,128,543
Net investment gains (losses):
Other-than-temporary impairments	0	(484,347)
Other realized investment gains, net	534,242	(14,344)
Change in fair value of equity securities	4,129,236	0
Total net investment gains (losses)	4,663,478	(498,691)
Total revenue	9,703,537	4,629,852

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	4,168,794	4,967,652
Ceded Reinsurance benefits and claims	(688,412)	(286,110)
Annuity	256,884	243,397
Dividends to policyholders	126,999	113,286
Commissions and amortization of deferred policy acquisition costs	(40,571)	(35,981)
Amortization of cost of insurance acquired	201,516	209,776
Operating expenses	2,085,819	2,046,057
Total benefits and other expenses	6,111,029	7,258,077

Income (loss) before income taxes	3,592,508	(2,628,225)
Income tax expense (benefit)	905,763	(513,590)

Net income (loss)	2,686,745	(2,114,635)

Net (income) loss attributable to noncontrolling interests	(29,500)	141,234

Net income (loss) attributable to common shareholders	$2,657,245	$(1,973,401)

Amounts attributable to common shareholders
Basic income (loss) per share	$0.80	$(0.59)

Diluted income (loss) per share	$0.80	$(0.59)

Basic weighted average shares outstanding	3,325,111	3,350,248

Diluted weighted average shares outstanding	3,325,111	3,350,248

                                                      See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2018	2017
Net income (loss)	$2,686,745	$(2,114,635)

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	(4,285,303)	4,471,023
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	899,914	(1,564,858)
Unrealized holding gains (losses) arising during period, net of tax	(3,385,389)	2,906,165

Less reclassification adjustment for gains included in net income	0	14,344
Tax expense for gains included in net income	0	(5,020)
Reclassification adjustment for gains included in net income, net of tax	0	9,324
Subtotal: Other comprehensive income (loss), net of tax	(3,385,389)	2,915,489

Comprehensive income (loss)	(698,644)	800,854

Less comprehensive (income) loss attributable to noncontrolling interests	$(29,500)	$141,234

Comprehensive income (loss) attributable to UTG, Inc.	$(728,144)	$942,088

See accompanying notes.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$2,657,245	$(1,973,401)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	17,036	84,656
Realized investment gains, net	(534,242)	498,691
Change in fair value of equity securities	(4,129,236)	0
Unrealized trading (gains) losses included in income	0	111,531
Realized trading (gains) included in income	0	(110,470)
Amortization of cost of insurance acquired	201,516	209,776
Depreciation	275,143	175,471
Net income (loss) attributable to noncontrolling interest	29,500	(141,234)
Charges for mortality and administration of universal life and annuity products	(1,650,201)	(1,661,871)
Interest credited to account balances	883,563	1,092,176
Change in accrued investment income	(357,576)	(191,914)
Change in reinsurance receivables	35,546	320,738
Change in policy liabilities and accruals	(6,961)	3,707
Change in income taxes receivable (payable)	12,974	44,380
Change in other assets and liabilities, net	5,894,257	(1,038,724)
Net cash provided by (used in) operating activities	3,328,564	(2,576,488)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	14,515	2,614,087
Equity securities	103,298	0
Mortgage loans	2,009,715	290,019
Real estate	7,941,649	875,507
Notes receivable	563,926	99,787
Policy loans	366,847	528,338
Short-term investments	850,000	0
Total proceeds from investments sold and matured	11,849,950	4,407,738
Cost of investments acquired:
Fixed maturities available for sale	(4,971,517)	(1,977,627)
Equity securities	(7,957,471)	(2,099,959)
Mortgage loans	0	(333,581)
Real estate	(6,006,130)	(446,391)
Notes receivable	0	(547,853)
Policy loans	(405,337)	(351,267)
Short-term investments	(850,000)	0
Total cost of investments acquired	(20,190,455)	(5,756,678)
Net cash provided by (used in) investing activities	(8,340,505)	(1,348,940)

Cash flows from financing activities:
Policyholder contract deposits	1,149,533	1,242,214
Policyholder contract withdrawals	(1,245,743)	(1,212,530)
Purchase of treasury stock	(600,240)	(26,285)
Issuance of stock	230,000	197,488
Non controlling contributions (distributions) of consolidated subsidiary	(146)	8,089
Net cash provided by (used in) financing activities	(466,596)	208,976

Net increase (decreased) in cash and cash equivalents	(5,478,537)	(3,716,452)
Cash and cash equivalents at beginning of period	25,434,199	15,156,548
Cash and cash equivalents at end of period	$19,955,662	$11,440,096

See accompanying notes.

UTG, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2017, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the "Parent") and its subsidiaries (collectively with the Parent, the "Company").  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company's consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.  The Company's results of operations for the three-month period ended  March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other future period.

This document at times will refer to the Registrant's largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC ("FSF"), a Kentucky corporation, and First Southern Bancorp, Inc. ("FSBI"), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank ("FSNB").  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG's largest shareholder through his ownership control of FSF, FSBI and affiliates.  At March 31, 2018, Mr. Correll owns or controls directly and indirectly approximately  64.72% of UTG's outstanding stock.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. The amendments in ASU 2016-01 change the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in income. Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments without readily determinable fair values; requires entities to use the exit price when estimating the fair value of financial instruments; and modifies various presentation disclosure requirements for financial instruments. The Company adopted ASU 2016-01 on January 1, 2018 as a cumulative net effect adjustment and reclassified $18,277,328 of unrealized gains on equity investments, net of tax, from accumulated other comprehensive income (loss) to retained earnings on the Company's Condensed Consolidated Balance Sheet. Prior periods have not been restated to conform to current presentation. Effective January 1, 2018, the Company's results of operations include the changes in fair value of these financial instruments. During 2018, the FASB implemented ASU 2018-03, which clarifies ASU 2016-01 regarding the measurement alternative for equity securities without a readily determinable fair value as well as clarification for other presentation items. These amendments are effective for interim periods beginning after June 15, 2018. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), and related amendments, which created a new comprehensive revenue recognition standard, ASC 606, that serves as a single source of revenue guidance for all contracts with customers to transfer goods or services or contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards, such as insurance contracts. ASC 606 is not applicable to the Company's insurance premium revenues or revenues from its investment portfolio. The Company has evaluated the impact of the ASU, and has determined that it does not significantly impact the Company's financial statements.

Note 3 – Investments

Available for Sale Securities – Fixed Maturity and Equity Securities

The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in available for sale securities are summarized as follows:

March 31, 2018	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$7,652,991	$20,049	$(159,276)	$7,513,764
U.S. special revenue and assessments	9,013,518	490,293	0	9,503,811
All other corporate bonds	148,224,554	15,208,888	(1,246,704)	162,186,738
	$164,891,063	$15,719,230	$(1,405,980)	$179,204,313

December 31, 2017	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$2,679,325	$33,802	$(73,530)	$2,639,597
U.S. special revenue and assessments	9,012,232	620,789	0	9,633,021
All other corporate bonds	148,220,954	18,359,816	(298,163)	166,282,607
	159,912,511	19,014,407	(371,693)	178,555,225
Equity securities (1)	35,712,633	23,648,201	(512,343)	58,848,491
Total	$195,625,144	$42,662,608	$(884,036)	$237,403,716

The amortized cost and estimated market value of debt securities at March 31, 2018, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale March 31, 2018	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,218,125	$1,239,718
Due after one year through five years	36,349,018	47,511,317
Due after five years through ten years	43,553,027	45,272,788
Due after ten years	83,770,893	85,180,490
Total	$164,891,063	$179,204,313

The fair value of investments with sustained gross unrealized losses at March 31, 2018 and December 31, 2017 are as follows:

March 31, 2018	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$4,925,360	$(47,756)	$1,567,604	$(111,520)	$6,492,964	$(159,276)
All other corporate bonds	35,719,080	(764,493)	6,463,651	(482,211)	42,182,731	(1,246,704)
Total fixed maturities	$40,644,440	$(812,249)	$8,031,255	(593,731)	$48,675,695	(1,405,980)

December 31, 2017	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$0	$0	$1,604,987	$(73,530)	$1,604,987	$(73,530)
All other corporate bonds	9,732,635	(91,757)	11,164,317	(206,406)	20,896,952	(298,163)
Total fixed maturities	$9,732,635	$(91,757)	$12,769,304	(279,936)	$22,501,939	(371,693)

Equity securities (1)	$4,130,260	$(270,774)	$1,526,868	$(241,569)	$5,657,128	$(512,343)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of March 31, 2018
Fixed maturities	24	6	30
As of December 31, 2017
Fixed maturities	6	6	12
Equity securities (1)	2	2	4

(1)
Effective January 1, 2018, the Company adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale. Prior periods have not been restated to conform to the current presentation. See Note 2 to the Condensed Consolidated Financial Statements for additional information.

Substantially all of the unrealized losses on fixed maturities available for sale and equity securities at  March 31, 2018 and December 31, 2017 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company's expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company's evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of  March 31, 2018 and December 31, 2017.

Net Investment Gains (Losses)

The following table presents net investment gains (losses) and the change in net unrealized gains on available-for-sale investments.

	Three Months Ended
	March 31,
	2018	2017
Realized gains on available-for-sale investments:
Sales of fixed maturities	$0	$0
Sales of equity securities	0	0
Other	534,242	0
Total realized gains	534,242	0
Realized losses on available-for-sale investments:
Sales of fixed maturities	0	(14,344)
Sales of equity securities	0	0
Other-than-temporary impairments	0	(484,347)
Other	0	0
Total realized losses	0	(498,691)
Net realized investment gains (losses)	534,242	(498,691)
Change in fair value of equity securities:
Change in fair value of equity securities sold during the period	0	0
Change in fair value of equity securities held at the end of the period	4,129,236	0
Change in fair value of equity securities	4,129,236	0
Net investment gains (losses)	$4,663,478	$(498,691)
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$(4,285,303)	$3,033,099
Equity securities (1)	0	1,423,580
Net increase (decrease)	$(4,285,303)	$4,456,679

(1)
Effective January 1, 2018, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income; rather, all changes in the fair value of equity securities are now recognized in net income (loss). Prior periods have not been restated to conform to the current presentation. See note 2 to the Condensed Consolidated Financial Statements for additional information.

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

Based on Management's review of the investment portfolio, the Company recorded the following losses for other-than-temporary impairments in the Consolidated Statements of Operations for the periods ended March 31:

	Three Months Ended
	March 31,
	2018	2017
Other than temporary impairments:
Real estate	$0	$484,347
Total other than temporary impairments	$0	$484,347

The other-than-temporary impairment recognized during 2017 was taken as a result of Management's analysis and determination of value. The investment was written down to better reflect its current expected market value.

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

During 2018 and 2017, the Company acquired $0 and $360,531 in mortgage loans, respectively.  FSNB services the majority of the Company's mortgage loan portfolio.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

During 2018 and 2017, the maximum and minimum lending rates for mortgage loans were:

	2018		2017
	Maximum rate	Minimum rate	Maximum rate	Minimum rate
Farm Loans	5.00%	5.00%	5.00%	5.00%
Commercial Loans	7.50%	4.00%	7.50%	4.00%
Residential Loans	8.00%	5.00%	8.00%	4.00%

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

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The mortgage loan reserve was $0 at March 31, 2018 and December 31, 2017.

The following table summarizes the mortgage loan holdings of the Company for the periods ended:

	March 31, 2018	December 31, 2017
In good standing	$12,108,873	$15,310,941
Overdue interest over 90 days	3,201,463	0
Restructured	0	0
In process of foreclosure	0	2,003,536
Total mortgage loans	$15,310,336	$17,314,477
Total foreclosed loans during the year	$0	$0

Investment Real Estate

Real estate acquired through foreclosure, consisting of properties obtained through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, is reported on an individual asset basis at the lower of cost or fair value, less disposal costs. Fair value is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. When properties are acquired through foreclosure, any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is recognized and charged to the Consolidated Statements of Operations. Based upon Management's evaluation of the real estate acquired through foreclosure, additional expense is recorded when necessary in an amount sufficient to reflect any declines in estimated fair value. Gains and losses recognized on the disposition of the properties are recorded as realized gains and losses in the Condensed Consolidated Statements of Operations.

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. The valuation allowance as of  March 31, 2018 and December 31, 2017 was $0. Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status.

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

Equity securities consist of common and preferred stocks mainly in private equity investments, financial institutions and publicly traded corporations. Equity securities for which there is sufficient market data are categorized as Level 1 or 2 in the fair value hierarchy.  For the equity securities in which quoted market prices are not available, the Company uses industry standard pricing methodologies, including discounted cash flow models that may incorporate various inputs such as payment expectations, risk of the investment, market data, and health of the underlying company. The inputs are based upon Management's assumptions and available market information. When evidence is believed to support a change to the carrying value from the transaction price, adjustments are made to reflect the expected cash flows, material events and market data. These investments are included in Level 3 of the fair value hierarchy.

The following table presents the Company's assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheet on a recurring basis as of March 31, 2018.

	Level 1	Level 2	Level 3	Total
Assets
Fixed Maturities, available for sale	$7,513,764	$171,226,675	$463,874	$179,204,313
Equity Securities	24,881,771	9,359,362	36,590,765	70,831,898
Total	$32,395,535	$180,586,037	$37,054,639	$250,036,211

The following table presents the Company's assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheet on a recurring basis as of December 31, 2017.

	Level 1	Level 2	Level 3	Total
Assets
Fixed Maturities, available for sale	$2,639,597	$175,437,239	$478,389	$178,555,225
Equity Securities, available for sale (1)	20,436,225	7,756,435	30,655,831	58,848,491
Total	$23,075,822	$183,193,674	$31,134,220	$237,403,716

The following table provides reconciliations for Level 3 assets measured at fair value on a recurring basis. Transfers into and out of Level 3 are recognized as of the end of the quarter in which they occur.

	Fixed Maturities, Available for Sale	Equity Securities (1)	Total
Balance at December 31, 2017	$478,389	$30,655,831	$31,134,220
Total unrealized gain or (losses):
Included in net income (loss)	0	778,984	778,984
Included in other comprehensive income	(14,515)	0	(14,515)
Purchases	0	5,259,250	5,259,250
Sales	0	(103,300)	(103,300)
Balance at March 31, 2018	$463,874	$36,590,765	$37,054,639

(1)
Effective January 1, 2018, the Company adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale. Prior periods have not been restated to conform to the current presentation. See Note 2 to the Condensed Consolidated Financial Statements for additional information.

	March 31, 2018	December 31, 2017
Change in fair value of equity securities included in net income (loss) relating to assets held	$778,984	$0

The Level 3 securities include collateralized debt obligations of trust preferred securities issued by banks and insurance companies and certain equity securities with unobservable inputs. The Company computed fair value of Level 3 equity investments based on a review of current financial information, earnings trends and similar companies in the same industries.

There were no transfers in or out of Level 3 as of March 31, 2018.  Transfers occur when there is a lack of observable market information.

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

	March 31, 2018		December 31, 2017
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage loans on real estate	$15,310,336	$15,310,336	$17,314,477	$17,314,477
Investment real estate	48,937,132	48,937,132	50,504,550	50,504,550
Notes receivable	18,440,090	18,440,090	19,004,016	19,004,016
Policy loans	9,597,632	9,597,632	9,559,142	9,559,142
Cash and cash equivalents	19,955,662	19,955,662	25,434,199	25,434,199

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

The carrying amount of cash and cash equivalents in the Condensed Consolidated Balance Sheets approximates fair value given the highly liquid nature of the instruments.  The inputs used to measure the fair value of our cash and cash equivalents are classified as Level 1 within the fair value hierarchy.

The carrying amount of short term investments in the Condensed Consolidated Balance Sheets approximates fair value.  The inputs used to measure the fair value of our short term investments are classified as Level 3 within the fair value hierarchy.

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

Note 5 – Credit Arrangements

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2017	Borrowings	Repayments	March 31, 2018
Lines of Credit:
UTG	11/20/2013	11/20/2018	$8,000,000	$-	-	-	$-
UG	6/2/2015	5/10/2018	10,000,000	-	-	-	-

The UTG line of credit carries interest at a fixed rate of  4.00% and is payable monthly. As collateral, UTG has pledged 100% of the common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company.  The Company is currently in the process of renewing this line of credit.

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

Note 6 – Shareholders' Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase of up to $14.5 million of UTG's common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During the three month period ended March 31, 2018, the Company repurchased 24,526 shares through the stock repurchase program for $600,240. Through March 31, 2018, UTG has spent approximately $13.1 million in the acquisition of 1,113,710 shares under this program.

During 2018, the Company issued 9,200 shares of stock to Management as compensation. These awards are determined at the discretion of the Board of Directors.

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  For the three  ended March 31, 2018 and 2017, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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
The following table represents the total funding commitments and the unfunded commitment as of March 31, 2018 related to certain investments:

	Total Funding Commitment	Unfunded Commitment
Sovereign's Capital, LP Fund I	$500,000	$30,000
Sovereign's Capital, LP Fund II	1,000,000	397,914
Barton Springs Music, LLC	2,500,000	1,024,813
Master Mineral Holdings III, LP	4,000,000	3,500,000

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

During 2018, the Company made a commitment to invest in Master Mineral Holdings III, LP ("MMH"), which purchases land for leasing opportunities to those looking to harvest natural resources.  MMH makes capital calls to its investors as funds are needed for continued land purchases.

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	March 31,
	2018	2017
Interest	$-	$-
Federal income tax	-	-

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's discussion and analysis of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively with the Parent, the "Company").  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in the Company's annual report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability.  The Company's critical accounting policies and the related estimates considered most significant by Management are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.  Management has identified the accounting policies related to cost of insurance acquired, assumptions and judgments utilized in determining if declines in fair values of investments are other-than-temporary, and valuation methods for investments that are not actively traded as those, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Condensed Consolidated Financial Statements and this Management's Discussion and Analysis.

As a result of adopting ASU No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities, changes in the fair value of equity securities are now recognized in net income rather than other comprehensive income. On January 1, 2018, cumulative net unrealized gains on equity securities of $18.3 million, net of deferred income taxes of $4.9 million, were reclassified from accumulated other comprehensive income (loss) into retained earnings.

During the three months ended March 31, 2018, there were no additions to or changes in the critical accounting policies disclosed in the 2017 Form 10-K, except for recently adopted accounting standards discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements.
Results of Operations

On a consolidated basis, the Company reported net income attributable to common shareholders' of approximately $2.7 million for the three-month period ended March 31, 2018 and a net loss attributable to common shareholders' of approximately $(2) million for the three-month period ended March 31, 2017.

Revenues

The Company reported total revenues of approximately $10 million for the three-month period ended March 31, 2018, an increase of approximately $5 million as compared to the same period in 2017. The variance in total revenues from the prior year to the current year is mainly attributable to the adoption of ASU 2016-01, which requires the Company to report the change in the fair value of equity securities as a component of net income, rather than other comprehensive income. Prior periods have not been restated to conform to the current presentation. See below for further analysis regarding the implementation of ASU 2016-01.

Premium and policy fee revenues, net of reinsurance, decreased approximately 3% when comparing the three months ended March 31, 2018 and 2017.  The Company writes minimal new business.  Premium and policy fee revenues, net of reinsurance, represented 19% and 42% of the Company's revenues as of March 31, 2018 and 2017, respectively.

The following table summarizes the Company's investment performance.

	Three Months Ended March 31,
	2018	2017
Net investment income	$3,068,118	$3,036,484
Net investment gains (losses)	$4,663,478	$(498,691)
Change in net unrealized investment gains (losses)- on available-for-sale securities	$(4,285,303)	$4,456,679

The following table reflects net investment income of the Company:

	Three Months Ended
	March 31,
	2018	2017
Fixed maturities available for sale	$1,837,844	$2,121,877
Equity securities	532,067	381,863
Trading securities	0	(1,061)
Mortgage loans	214,558	228,060
Real estate	449,546	469,258
Notes receivable	386,782	320,711
Policy loans	150,081	155,353
Short-term	48,172	0
Cash and cash equivalents	12,434	2,580
Total consolidated investment income	3,631,484	3,678,641
Investment expenses	(563,366)	(642,157)
Consolidated net investment income	$3,068,118	$3,036,484

Net investment income represented 32% and 66% of the Company's total revenues as of March 31, 2018 and 2017, respectively.  Net investment was comparable in all major investment categories when comparing the first quarter 2018 activity to the same quarter in 2017.

Effective January 1, 2018, the Company adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income, rather, changes in the fair value of equity securities are now recognized in net income (losses). Prior periods have not been restated to conform to the current presentation. See Note 2 of the Notes to Condensed Consolidated Financial Statements.
As a result of adopting ASU No. 2016-01, net investment gains for the three months ended March 31, 2018 included an increase in the fair value of equity securities of approximately $4.1 million. For the three months ended March 31, 2017, the increase in the fair value of equity securities, which totaled approximately $1.4 million, was included in the change in net unrealized investment gains in other comprehensive income. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for details regarding the components of net investment gains (losses) and the change in net unrealized gains (losses) from investments.

The Company reported net realized investment gains of approximately $534,000 for the three-month period ended March 31, 2018 compared to a net realized investment loss of approximately $(499,000) for the three-month period ended March 31, 2017. The 2018 gain is the result of the Company selling a parcel of real estate. The 2017 loss was mainly the result of an other-than-temporary impairment recognized on a parcel of real estate.  The other-than-temporary impairment was taken as a result of Management's analysis and determination of value.  The investment was written down to better reflect its current expected market value.

Realized investment gains are the result of one-time events and are expected to vary from quarter to quarter.

The reclassification of the change in the fair value of equity securities to a component of net income (loss), as a result of ASU 2016-01, caused several of the revenue and expense categories to appear as though they did not represent the percentage of total revenues and expenses comparably from year to year. However, that is not the case. If you exclude the $4.1 million change in fair value of equity securities from the calculations, the revenue and expenses, as a percentage of the total, are comparable for the current and prior period.

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

Expenses

The Company reported total benefits and other expenses of approximately $6.1 million for the three-month period ended March 31, 2018, a decrease of approximately 16% from the same period in 2017.  Benefits, claims and settlement expenses represented approximately 63% and 69% of the Company's total expenses for the three-month periods ended March 31, 2018 and 2017, respectively. The other major expense category of the Company is operating expenses, which represented approximately 34% and 28% of the Company's total expenses for the three-month periods ended March 31, 2018 and 2017, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims, decreased approximately 23% in the three-month period ended March 31, 2018, compared to the same period in 2017.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

Net amortization of cost of insurance acquired decreased 4% during the three-month period ended March 31, 2018 compared to the same period in 2017.  Cost of insurance acquired is established when an insurance company is acquired or when the Company acquires a block of in-force business.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The Company utilizes a 12% discount rate on the remaining unamortized business.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.  This expense is expected to decrease, unless the Company acquires a new block of business.

Operating expenses increased approximately 2% in the three-month period ended March 31, 2018 as compared to the same period in 2017. Overall, expenses were comparable in all of the major expense categories.

Management continues to place significant emphasis on expense monitoring and cost containment. Maintaining administrative efficiencies directly impacts net income.

Comprehensive Income (Loss) to Shareholders

Comprehensive loss to shareholders was approximately $728,000 for the three months ended March 31, 2018 compared to comprehensive income to shareholders of approximately $942,000 for the same period in 2017. Comprehensive loss to shareholders for the three months ended March 31, 2018 included a decrease in net unrealized gains on available-for-sale investments, net of taxes, of approximately $3.4 million. Comprehensive income to shareholders for the three months ended March 31, 2017 included an increase in net unrealized gains on available-for-sale investments of approximately $2.9 million. Effective January 1, 2018, the Company adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income (loss). Rather, all changes in fair value of equity securities are now recognized in net income (loss). For the three months ended March 31, 2018, the change in fair value of equity securities included in net income was a gain of approximately $4.1 million compared to a gain of $1.4 million for the three months ended March 31, 2017 included in other comprehensive income. This change in presentation has no impact on comprehensive income to shareholders.

Financial Condition

Investment Information

Investments represent approximately 85% and 82% of total assets at March 31, 2018 and December 31, 2017, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments that it is permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company's investment portfolio is invested in a diverse set of securities.

As of March 31, 2018, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders' equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available-for-sale are carried at market, with changes in market value charged directly to shareholders' equity.  Changes in the market value of available for sale securities resulted in a net unrealized loss of approximately $3.4 million and a net unrealized gain of approximately $3 million for the three-month periods ended March 31, 2018 and 2017, respectively.  The variance in the net unrealized gains and losses is the result of normal market fluctuations and lower interest rates.

Capital Resources

Total shareholders' equity decreased by approximately 1% as of March 31, 2018 compared to December 31, 2017.

The Company's investments are predominately in fixed maturity investments such as bonds, which provide sufficient return to cover future obligations.  The Company carries all of its fixed maturity holdings as available for sale, which are reported in the Condensed Consolidated Financial Statements at their market value.

Liquidity

The Company has two principal needs for cash - the insurance company's contractual obligations to policyholders and the payment of operating expenses.  Cash and cash equivalents represented 5% and 7% of total assets as of March 31, 2018 and December 31, 2017, respectively.  Fixed maturities as a percentage of total assets were approximately 44% as of March 31, 2018 and December 31, 2017.

The Company currently has access to funds for operating liquidity.  UTG has an $8,000,000 revolving credit note with Illinois National Bank.  At March 31, 2018, the Company had no outstanding borrowings against the UTG line of credit.

Future policy benefits are primarily long-term in nature and therefore, the Company's investments are predominantly in long-term fixed maturity investments such as bonds and mortgage loans which provide sufficient return to cover these obligations. Many of the Company's products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds.

For the three months ended ended March 31, 2018 and 2017, operating activities provided cash of approximately $3.3 million and used cash of approximately $2.6 million, respectively. Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments. Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses. The Company has not marketed any significant new products for several years.

The Company used cash in investing activities of approximately $8.3 million and $1.3 million for the three month periods ended  March 31, 2018 and 2017, respectively.   The net cash provided by or used in investing activities is expected to vary from quarter to quarter depending on market conditions and Management's ability to find and negotiate favorable investment contracts.

UTG is a holding Company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the Company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on Management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  At March 31, 2018, substantially all of the consolidated shareholders' equity represented net assets of its subsidiary.  The Company's insurance subsidiary has maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance Company dividend payments where the Company is domiciled.  No dividends were paid to shareholders in 2017 or the three-month period ended March 31, 2018.

UG is an Ohio domiciled insurance company, which requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory net income or b) 10% of statutory capital and surplus.  For the year ended December 31, 2017, UG had statutory net income of approximately $5.4 million.  At December 31, 2017 UG's statutory capital and surplus amounted to approximately $54.7 million.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  During 2017, UG paid UTG an ordinary dividend of $2 million. During the second quarter of 2018, UG paid UTG a dividend of $2.5 million.  UTG used the dividends received during 2017 and 2018 for general operations of the Company.

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

UTG, INC.
(Registrant)

Date:	May 14, 2018	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	May 14, 2018	By	/s/ Theodore C. Miller
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