Form 10-Q
period 2018-06-30
UTG INC
filed 2018-08-13
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the registrant's common stock as of July 31, 2018 was 3,302,207.

UTG, Inc.
(The "Company")

Part 1.   Financial Information.
Item 1.  Financial Statements.

UTG, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2018	December 31, 2017*
ASSETS
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $162,308,830 and $159,912,511)	$174,576,759	$178,555,225
Equity securities, at fair value (cost $0 and $35,712,633)	0	58,848,491
Equity securities, at fair value (cost $44,006,599 and $0)	82,503,413	0
Mortgage loans on real estate at amortized cost	15,085,559	17,314,477
Investment real estate	49,629,677	50,504,550
Notes receivable	22,179,954	19,004,016
Policy loans	9,431,972	9,559,142
Total investments	353,407,334	333,785,901

Cash and cash equivalents	14,154,164	25,434,199
Accrued investment income	2,858,745	2,990,721
Reinsurance receivables:
Future policy benefits	26,242,260	26,488,346
Policy claims and other benefits	3,658,355	3,882,047
Cost of insurance acquired	6,025,259	6,428,292
Property and equipment, net of accumulated depreciation	902,343	1,118,826
Income tax recoverable	543,674	549,851
Other assets	1,655,428	5,766,901
Total assets	$409,447,562	$406,445,084

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$256,933,353	$259,469,205
Policy claims and benefits payable	3,316,095	3,777,175
Other policyholder funds	416,297	408,790
Dividend and endowment accumulations	14,604,480	14,601,645
Deferred income taxes	12,648,432	10,996,404
Other liabilities	6,103,137	6,760,347
Total liabilities	294,021,794	296,013,566

Shareholders' equity:
Common stock - no par value, stated value $.001 per share. Authorized 7,000,000 shares - 3,304,762 and 3,333,337 shares outstanding	3,305	3,333
Additional paid-in capital	36,829,530	37,536,164
Retained earnings	68,123,778	39,040,456
Accumulated other comprehensive income (loss)	9,665,033	32,952,338
Total UTG shareholders' equity	114,621,646	109,532,291
Noncontrolling interests	804,122	899,227
Total shareholders' equity	115,425,768	110,431,518
Total liabilities and shareholders' equity	$409,447,562	$406,445,084

* Balance sheet audited at December 31, 2017.

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Revenue:
Premiums and policy fees	$2,539,905	$2,670,468	$5,189,876	$5,373,222
Ceded reinsurance premiums and policy fees	(773,198)	(843,636)	(1,512,163)	(1,570,290)
Net investment income	3,618,978	2,816,417	6,687,096	5,852,901
Other income	119,622	95,578	180,557	211,537
Revenue before net investment gains (losses)	5,505,307	4,738,827	10,545,366	9,867,370
Net investment gains (losses):
Other-than-temporary impairments	0	0	0	0
Other realized investment gains, net	115,204	1,042,751	649,446	544,060
Change in fair value of equity securities	11,231,720	0	15,360,956	0
Total net investment gains (losses)	11,346,924	1,042,751	16,010,402	544,060
Total revenue	16,852,231	5,781,578	26,555,768	10,411,430

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	4,369,689	4,860,950	8,538,483	9,828,602
Ceded reinsurance benefits and claims	(262,738)	(703,666)	(951,150)	(989,776)
Annuity	274,580	294,813	531,464	538,210
Dividends to policyholders	97,291	107,914	224,290	221,200
Commissions and amortization of deferred policy acquisition costs	(35,885)	(41,103)	(76,456)	(77,084)
Amortization of cost of insurance acquired	201,517	209,777	403,033	419,553
Operating expenses	1,784,832	1,758,608	3,870,651	3,804,665
Total benefits and other expenses	6,429,286	6,487,293	12,540,315	13,745,370

Income (loss) before income taxes	10,422,945	(705,715)	14,015,453	(3,333,940)
Income tax expense (benefit)	2,151,209	(196,624)	3,056,972	(710,214)

Net income (loss)	8,271,736	(509,091)	10,958,481	(2,623,726)

Net (income) loss attributable to noncontrolling interests	(122,987)	(45,632)	(152,487)	95,602

Net income (loss) attributable to common shareholders	$8,148,749	$(554,723)	$10,805,994	$(2,528,124)

Amounts attributable to common shareholders
Basic income (loss) per share	$2.46	$(0.17)	$3.26	$(0.75)

Diluted income (loss) per share	$2.46	$(0.17)	$3.26	$(0.75)

Basic weighted average shares outstanding	3,311,319	3,355,850	3,318,167	3,353,416

Diluted weighted average shares outstanding	3,311,319	3,355,850	3,318,167	3,353,416

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Net income (loss)	$8,271,736	$(509,091)	$10,958,481	$(2,623,726)

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	(1,941,236)	384,871	(6,226,539)	4,855,895
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	407,659	(134,705)	1,307,573	(1,699,563)
Unrealized holding gains (losses) arising during period, net of tax	(1,533,577)	250,166	(4,918,966)	3,156,332

Less reclassification adjustment for gains included in net income	(115,204)	(224,951)	(115,204)	(210,607)
Tax expense for gains included in net income	24,193	78,732	24,193	73,712
Reclassification adjustment for gains included in net income, net of tax	(91,011)	(146,219)	(91,011)	(136,895)
Subtotal: Other comprehensive income (loss), net of tax	(1,624,588)	103,947	(5,009,977)	3,019,437

Comprehensive income (loss)	6,647,148	(405,144)	5,948,504	395,711

Less comprehensive (income) loss attributable to noncontrolling interests	(122,987)	(45,632)	(152,487)	95,602

Comprehensive income (loss) attributable to UTG, Inc.	$6,524,161	$(450,776)	$5,796,017	$491,313

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$10,805,994	$(2,528,124)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	163,471	178,699
Realized investment gains, net	(649,446)	(544,060)
Change in fair value of equity securities	(15,360,956)	0
Unrealized trading (gains) losses included in income	0	111,531
Realized trading (gains) included in income	0	(110,470)
Amortization of cost of insurance acquired	403,033	419,553
Depreciation	572,751	349,582
Net income (loss) attributable to noncontrolling interest	152,487	(95,602)
Charges for mortality and administration of universal life and annuity products	(3,304,604)	(3,324,867)
Interest credited to account balances	2,119,747	2,181,552
Change in accrued investment income	131,976	330,290
Change in reinsurance receivables	469,778	169,621
Change in policy liabilities and accruals	(658,483)	(321,400)
Change in income taxes receivable (payable)	6,177	(75,074)
Change in other assets and liabilities, net	6,438,057	(1,153,065)
Net cash provided by (used in) operating activities	1,289,982	(4,411,834)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	12,881,864	9,585,460
Equity securities	716,323	2,126,149
Mortgage loans	2,240,015	562,792
Real estate	9,472,966	5,083,776
Notes receivable	824,062	305,874
Policy loans	1,087,790	1,087,870
Short-term investments	2,114,000	0
Total proceeds from investments sold and matured	29,337,020	18,751,921
Cost of investments acquired:
Fixed maturities available for sale	(15,304,506)	(7,141,692)
Equity securities	(9,010,290)	(2,424,875)
Mortgage loans	0	(354,306)
Real estate	(8,420,117)	(1,678,891)
Notes receivable	(4,000,000)	(2,047,853)
Policy loans	(960,620)	(782,464)
Short-term investments	(2,114,000)	0
Total cost of investments acquired	(39,809,533)	(14,430,081)
Net cash provided by (used in) investing activities	(10,472,513)	4,321,840

Cash flows from financing activities:
Policyholder contract deposits	2,426,333	2,470,129
Policyholder contract withdrawals	(3,569,583)	(2,838,813)
Payments of principal on notes payable/line of credit	0	(1,450,000)
Purchase of treasury stock	(953,419)	(206,178)
Issuance of stock	246,757	197,486
Non controlling contributions (distributions) of consolidated subsidiary	(247,592)	(732,752)
Net cash provided by (used in) financing activities	(2,097,504)	(2,560,128)
Net increase (decrease) in cash and cash equivalents	(11,280,035)	(2,650,122)
Cash and cash equivalents at beginning of period	25,434,199	15,156,548
Cash and cash equivalents at end of period	$14,154,164	$12,506,426
See accompanying notes.

UTG, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2017, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the "Parent") and its subsidiaries (collectively with the Parent, the "Company").  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company's consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.  The Company's results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any other future period.

This document at times will refer to the Registrant's largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC ("FSF"), a Kentucky corporation, and First Southern Bancorp, Inc. ("FSBI"), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank ("FSNB").  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG's largest shareholder through his ownership control of FSF, FSBI and affiliates.  At June 30, 2018, Mr. Correll owns or controls directly and indirectly approximately  64.98% of UTG's outstanding stock.

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

Note 2 – Recently Issued Accounting Standards

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Compensation-Stock Compensation (Topic 718) or ASU 2018-07. The amendment in ASU 2018-07 simplifies the accounting for nonemployee share based payments by aligning the measurement and classification guidance for share based payments to nonemployees with share based payments to employees. Under this guidance, the measurement of equity classified awards will fixed at the grant date. This guidance is effective in annual periods beginning after December 15, 2018. The Company has evaluated the impact of the ASU, and determined that it does not significantly impact the Company's financial statements.

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

Investments in available for sale securities are summarized as follows:

June 30, 2018	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$11,153,091	$15,726	$(191,954)	$10,976,863
U.S. special revenue and assessments	9,014,836	392,039	0	9,406,875
All other corporate bonds	142,140,903	14,674,988	(2,622,870)	154,193,021
	$162,308,830	$15,082,753	$(2,814,824)	$174,576,759

December 31, 2017	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$2,679,325	$33,802	$(73,530)	$2,639,597
U.S. special revenue and assessments	9,012,232	620,789	0	9,633,021
All other corporate bonds	148,220,954	18,359,816	(298,163)	166,282,607
	159,912,511	19,014,407	(371,693)	178,555,225
Equity securities (1)	35,712,633	23,648,201	(512,343)	58,848,491
Total	$195,625,144	$42,662,608	$(884,036)	$237,403,716

The amortized cost and estimated market value of debt securities at June 30, 2018, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale June 30, 2018	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,218,529	$2,255,623
Due after one year through five years	35,657,891	47,784,447
Due after five years through ten years	44,894,902	45,902,793
Due after ten years	79,537,508	78,633,896
Total	$162,308,830	$174,576,759

The fair value of investments with sustained gross unrealized losses at June 30, 2018 and December 31, 2017 are as follows:

June 30, 2018	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$4,903,050	$(71,855)	$1,559,648	$(120,099)	$6,462,698	$(191,954)
All other corporate bonds	63,995,581	(2,078,404)	6,396,386	(544,466)	70,391,967	(2,622,870)
Total fixed maturities	$68,898,631	$(2,150,259)	$7,956,034	(664,565)	$76,854,665	(2,814,824)

December 31, 2017	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$0	$0	$1,604,987	$(73,530)	$1,604,987	$(73,530)
All other corporate bonds	9,732,635	(91,757)	11,164,317	(206,406)	20,896,952	(298,163)
Total fixed maturities	$9,732,635	$(91,757)	$12,769,304	(279,936)	$22,501,939	(371,693)

Equity securities (1)	$4,130,260	$(270,774)	$1,526,868	$(241,569)	$5,657,128	$(512,343)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of June 30, 2018
Fixed maturities	32	6	38
As of December 31, 2017
Fixed maturities	6	6	12
Equity securities (1)	2	2	4

(1)
Effective January 1, 2018, the Company adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale. Prior periods have not been restated to conform to the current presentation. See Note 2 to the Condensed Consolidated Financial Statements for additional information.

Substantially all of the unrealized losses on fixed maturities available for sale and equity securities at  June 30, 2018 and December 31, 2017 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company's expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company's evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of  June 30, 2018 and December 31, 2017.

Net Investment Gains (Losses)

The following table presents net investment gains (losses) and the change in net unrealized gains on available-for-sale investments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Realized gains on available-for-sale investments:
Sales of fixed maturities	$373,662	$244,639	$373,662	$244,639
Sales of equity securities (1)	0	853,026	0	853,026
Other	0	0	534,242	0
Total realized gains	373,662	1,097,665	907,904	1,097,665
Realized losses on available-for-sale investments:
Sales of fixed maturities	(258,458)	(19,688)	(258,458)	(34,032)
Sales of equity securities (1)	0	0	0	0
Other-than-temporary impairments	0	0	0	0
Other	0	(35,226)	0	(519,573)
Total realized losses	(258,458)	(54,914)	(258,458)	(553,605)
Net realized investment gains (losses)	115,204	1,042,751	649,446	544,060
Change in fair value of equity securities: (1)
Realized gains (losses) on equity securities sold during the period (1)	0	0	0	0
Change in fair value of equity securities held at the end of the period	11,231,720	0	15,360,956	0
Change in fair value of equity securities (1)	11,231,720	0	15,360,956	0
Net investment gains (losses)	$11,346,924	$1,042,751	$16,010,402	$544,060
Change in net unrealized gains on available-for-sale investments included in other comprehensive income:
Fixed maturities	$(1,941,236)	$2,138,739	$(6,226,539)	$5,186,182
Equity securities (1)	0	(1,753,868)	0	(330,287)
Net increase (decrease)	$(1,941,236)	$384,871	$(6,226,539)	$4,855,895

(1)
Effective January 1, 2018, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income; rather, all changes in the fair value of equity securities are now recognized in net income. Prior periods have not been restated to conform to the current presentation. See note 2.

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

During 2018 and 2017, the Company acquired $0 and $354,306 in mortgage loans, respectively.  FSNB services the majority of the Company's mortgage loan portfolio.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

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

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The mortgage loan reserve was $0 at June 30, 2018 and December 31, 2017.

The following table summarizes the mortgage loan holdings of the Company for the periods ended:

	June 30, 2018	December 31, 2017
In good standing	$11,910,020	$15,310,941
Overdue interest over 90 days	3,175,539	0
Restructured	0	0
In process of foreclosure	0	2,003,536
Total mortgage loans	$15,085,559	$17,314,477
Total foreclosed loans during the year	$0	$0

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

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. The valuation allowance as of  June 30, 2018 and December 31, 2017 was $0. Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status.

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

The following table presents the Company's assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheet on a recurring basis as of June 30, 2018.

	Level 1	Level 2	Level 3	Total
Assets
Fixed Maturities, available for sale	$10,976,863	$163,150,537	$449,359	$174,576,759
Equity Securities	33,385,909	10,884,183	38,233,321	82,503,413
Total	$44,362,772	$174,034,720	$38,682,680	$257,080,172

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

	Fixed Maturities, Available for Sale	Equity Securities (1)	Total
Balance at December 31, 2017	$478,389	$30,655,831	$31,134,220
Total unrealized gain or (losses):
Included in net income (loss)	0	2,804,372	2,804,372
Included in other comprehensive income	0	0	0
Purchases	0	5,401,443	5,401,443
Sales	(29,030)	(628,325)	(657,355)
Balance at June 30, 2018	$449,359	$38,233,321	$38,682,680

(1)
Effective January 1, 2018, the Company adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale. Prior periods have not been restated to conform to the current presentation. See Note 2 to the Condensed Consolidated Financial Statements for additional information.

	June 30, 2018	December 31, 2017
Change in fair value of equity securities included in net income (loss) relating to assets held	$2,804,372	$0

The Level 3 securities include collateralized debt obligations of trust preferred securities issued by banks and insurance companies and certain equity securities with unobservable inputs. The Company computed fair value of Level 3 equity investments based on a review of current financial information, earnings trends and similar companies in the same industries.

There were no transfers in or out of Level 3 as of June 30, 2018.  Transfers occur when there is a change in the availability of observable market information.

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

	June 30, 2018		December 31, 2017
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage loans on real estate	$15,085,559	$15,085,559	$17,314,477	$17,314,477
Investment real estate	49,629,677	49,629,677	50,504,550	50,504,550
Notes receivable	22,179,954	22,179,954	19,004,016	19,004,016
Policy loans	9,431,972	9,431,972	9,559,142	9,559,142
Cash and cash equivalents	14,154,164	14,154,164	25,434,199	25,434,199

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

Note 5 – Credit Arrangements

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2017	Borrowings	Repayments	June 30, 2018
Lines of Credit:
UTG	11/20/2013	11/20/2018	$8,000,000	$0	0	0	$0
UG	6/2/2015	5/10/2019	10,000,000	0	0	0	0

The UTG line of credit carries interest at a fixed rate of  4.00% and is payable monthly. As collateral, UTG has pledged 100% of the common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company.  The Company is currently in the process of renewing this line of credit.

During May of 2018, the Federal Home Loan Bank approved UG's Cash Management Advance Application ("CMA"). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company is currently in the process of renewing the CMA.

Note 6 – Shareholders' Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase of up to $14.5 million of UTG's common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During the six months ended June 30, 2018, the Company repurchased 38,485 shares through the stock repurchase program for $953,419. Through June 30, 2018, UTG has spent approximately $13.5 million in the acquisition of 1,127,669 shares under this program.

During 2018, the Company issued 9,200 shares of stock to Management as compensation. These awards are determined at the discretion of the Board of Directors.

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  For the three and six months ended June 30, 2018 and 2017, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

The following table represents the total funding commitments and the unfunded commitment as of June 30, 2018 related to certain investments:

	Total Funding Commitment	Unfunded Commitment
Sovereign's Capital, LP Fund I	$500,000	$30,000
Sovereign's Capital, LP Fund II	1,000,000	372,000
Barton Springs Music, LLC	2,500,000	964,313
Master Mineral Holdings III, LP	4,000,000	3,033,240

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

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	June 30,
	2018	2017
Interest	$-	$-
Federal income tax	67,000	115,000

	Six Months Ended
	June 30,
	2018	2017
Interest	$-	$-
Federal income tax	67,000	115,000

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

The Company owns a variety of investments associated with the oil and gas industry. These investments represent approximately 30% and 27% of the Company's total invested assets as of June 30, 2018 and December 31, 2017, respectively.

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

As a result of ASU No. 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities, changes in the fair value of equity securities are now recognized in net income rather than other comprehensive income. On January 1, 2018, cumulative net unrealized gains on equity securities of $18.3 million, net of deferred taxes of $4.9 million, were reclassified from accumulated other comprehensive income (loss) into retained earnings.

During the six months ended June 30, 2018, there were no additions to or changes in the critical accounting policies disclosed in the 2017 Form 10-K, except for recently adopted accounting standards discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

On a consolidated basis, the Company reported net income attributable to common shareholders' of approximately $10.8 million for the six-month period ended June 30, 2018 and net income attributable to common shareholders' of approximately $8.1 million for the three-month period ended June 30, 2018.  For the six-month period ended June 30, 2017, the Company reported a net loss attributable to common shareholders' of approximately of approximately $(2.5) million and a net loss attributable to common shareholders' of approximately $(550,000) for the three-month period ended June 30, 2017.

Revenues

The Company reported total revenues of approximately $27 million for the six months ended June 30, 2018, an increase of approximately $16 million as compared to the same period in 2017. The Company reported total revenues of approximately $17 million for the three months ended June 30, 2018, an increase of approximately $11.1 million as compared to the three month period ended June 30, 2017.  The variance in total revenues from the prior year to the current year is mainly attributable to the adoption of ASU 2016-01, which requires the Company to report the change in the fair value of equity securities as a component of net income, rather than other comprehensive income. Prior periods have not been restated to conform to the current presentation. See below for further analysis regarding the implementation of ASU 2016-01.

Premium and policy fee revenues, net of reinsurance, decreased approximately 3% when comparing the six-month period ended June 30, 2018 to the same period in 2017.  Premium and policy fee revenues, net of reinsurance, decreased by approximately 3% when comparing the second quarter of 2018 to the same quarter in 2017.  The Company writes minimal new business.  Premium and policy fee revenues, net of reinsurance, represented 14% and 37% of the Company's revenues as of June 30, 2018 and 2017, respectively.

The following table summarizes our investment performance.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net investment income	$3,618,978	$2,816,417	$6,687,096	$5,852,901
Net investment gains (losses) (1)	$11,346,924	$1,042,751	$16,010,402	$544,060
Change in net unrealized investment gains (losses) on available-for-sale securities	$(1,941,236)	$384,871	$(6,226,539)	$4,855,895

(1)
Effective January 1, 2018, the Company adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income, rather, changes in the fair value of equity securities are now recognized in net income. Prior periods have not been restated to conform to the current presentation. See note 2 of the notes to consolidated financial statements.

As a result of adopting ASU No. 2016-01, net investment gains for the three and six months ended June 30, 2018 included an increase in the fair value of equity securities of $11.2 million and $15.4 million, respectively. For the three and six months ended June 30, 2017, the increase (decrease) in the fair value of equity securities, which totaled $(1.7) million and $(330,000), respectively, was included in the change in net unrealized investment gains in other comprehensive income. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for details regarding the components of net investment gains (losses) and the change in net unrealized gains (losses) from investments.

The Company reported net realized investment gains of approximately $115,000 and $650,000 for the three and six month periods ended June 30, 2018, respectively. The 2018 gains are mainly attributable to the Company selling a parcel of real estate during the first quarter of 2018. For the three and six month periods ended June 30, 2017, the Company reported approximately $1 million and $544,000, respectively, in net realized investment gains.

The 2017 net realized gains are attributable to the sales of certain fixed maturities and equity securities. During the second quarter of 2017, the Company sold certain equity securities that produced gains of approximately $850,000. The Company made the decision to sell some lower rated, higher yielding securities and replace them with higher rated, lower yielding securities.

Realized investment gains are the result of one-time events and are expected to vary from quarter to quarter.

The following table reflects net investment income of the Company:

	Three Months Ended		Six Months Ended June 30,
	June 30,		June 30,
	2018	2017	2018	2017

Fixed maturities available for sale	$1,924,927	$2,096,562	$3,762,771	$4,218,439
Equity securities	340,246	213,780	872,313	595,643
Trading securities	0	0	0	(1,061)
Mortgage loans	191,514	369,624	406,072	597,684
Real estate	1,415,148	542,190	1,864,694	1,011,448
Notes receivable	146,725	48,805	533,507	369,516
Policy loans	179,029	193,406	329,110	348,759
Short term	36,108	0	95,501	0
Cash and cash equivalents	4,541	1,386	5,754	3,966
Total consolidated investment income	4,238,238	3,465,753	7,869,722	7,144,394
Investment expenses	(619,260)	(649,336)	(1,182,626)	(1,291,493)
Consolidated net investment income	$3,618,978	$2,816,417	$6,687,096	$5,852,901

Net investment income represented 25% and 56% of the Company's total revenues as of June 30, 2018 and 2017, respectively.  The Company reported net investment income of approximately $4 million for the three month period ended June 30, 2018, an increase of approximately 28% compared to the same period in 2017.  When comparing the three and six months ended June 30, 2018 and 2017, income from investing activities was comparable in the majority of the investment categories, with the largest variance being found in the real estate category.

During 2018, two of the Company's real estate subsidiaries sold certain real estate parcels and distributed earnings to the members.  Earnings from the real estate portfolio are expected to vary depending on the activities of the subsidiaries and the potential distributions that will occur based upon the activities.  The fluctuation in earnings from real estate, when comparing the three and six month periods ended June 30, 2018 and 2017, are considered reasonable by Management.

The reclassification of the change in the fair value of equity securities to a component of net income (loss), as a result of ASU 2016-01, caused several of the revenue and expense categories to appear as though they did not represent the percentage of total revenues and expenses comparably from year to year. However, that is not the case. If you excluded the change in the fair value of equity securities from the calculations, the revenue and expenses, as a percentage of the total, are comparable for the current and prior period.

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

Expenses

The Company reported total benefits and other expenses of approximately $12.5 million for the six month period ended June 30, 2018, a decrease of approximately 9% from the same period in 2017.  For the three month period ended June 30, 2018, total benefits and other expenses decreased approximately 1%, compared to the same quarter in 2017.  Benefits, claims and settlement expenses represented approximately 70% and 67% of the Company's total expenses for the three and six month periods ended June 30, 2018, respectively.  The other major expense category of the Company is operating expenses, which represented approximately 28% and 31% of the Company's total expenses for the three and six month periods ended June 30, 2018, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims, decreased approximately 13% in the six month period ended June 30, 2018, compared to the same period in 2017.  For the three month period ended June 30, 2018, life benefits, claims and settlement expenses, net of reinsurance benefits and claims, decreased approximately 2%, compared to the same quarter in 2017.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

Net amortization of cost of insurance acquired decreased 4% during the six month and three month periods ended June 30, 2018 compared to the same period in 2017.  Cost of insurance acquired is established when an insurance company is acquired or when the Company acquires a block of in-force business.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The Company utilizes a 12% discount rate on the remaining unamortized business.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.  This expense is expected to decrease, unless the Company acquires a new block of business.

Operating expenses were comparable for the three and six months ended June 30, 2018 and 2017. Management continues to place significant emphasis on expense monitoring and cost containment. Maintaining administrative efficiencies directly impacts net income.

Comprehensive Income (Loss) to Shareholders

Comprehensive income (loss) to shareholders was approximately $5.8 million and $491,000 for the six month periods ended June 30, 2018 and 2017, respectively. Included in the six month ended June 30, 2018 and 2017 comprehensive income (loss) is a decrease of approximately $5 million and an increase of $3 million, respectively, in net unrealized gains on available-for-sale securities, net of taxes. Comprehensive income (loss) to shareholders was approximately $6.5 million and $(451,000) for the three month periods ended June 30, 2018 and 2017, respectively. Included in the three month ended June 30, 2018 and 2017 comprehensive income (loss) is a decrease of approximately $1.6 million and an increase of $250,000, respectively, in net unrealized gains on available-for-sale securities, net of taxes. Effective January 1, 2018, the Company adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income (loss). Rather, all changes in fair value of equity securities are now recognized in net income (loss). For the three and six months ended June 30, 2018, the change in fair value of equity securities included in net income (loss) gains of approximately $11.2 million and $15.4 million, respectively. For the three and six months ended June 30, 2017, gains of approximately $1.7 million and $330,000 were included in other comprehensive income. The change in presentation has no impact on comprehensive income to shareholders.

Financial Condition

Investment Information

Investments represent approximately 86% and 82% of total assets at June 30, 2018 and December 31, 2017, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments that it is permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company's investment portfolio is invested in a diverse set of securities.

As of June 30, 2018, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders' equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market, with changes in market value charged directly to shareholders' equity.  Changes in the market value of available for sale securities resulted in net unrealized losses of $(1.5) million and $(5) million for the three and six month periods ended June 30, 2018, respectively. Changes in the market value of available for sale securities resulted in net unrealized gains of $250,000 and $3.2 million for the three and six month periods ended June 30, 2017, respectively.  The variance in the net unrealized gains and losses is the result of normal market fluctuations and changes in interest rates.

Capital Resources

Total shareholders' equity increased by approximately 5% as of June 30, 2018 compared to December 31, 2017 and is mainly the result of unrealized gains on investments.

The Company's investments are predominately in fixed maturity investments such as bonds, which provide sufficient return to cover future obligations.  The Company carries all of its fixed maturity holdings as available for sale, which are reported in the Condensed Consolidated Financial Statements at their market value.

Liquidity

The Company has three principal needs for cash - the insurance company's contractual obligations to policyholders, the payment of operating expenses.  Cash and cash equivalents represented 3% and 7% of total assets as of June 30, 2018 and December 31, 2017, respectively.  Fixed maturities, as a percentage of total assets, were approximately 43% and 44% as of June 30, 2018 and December 31, 2017, respectively.

The Company currently has access to funds for operating liquidity.  UTG has an $8,000,000 revolving credit note with Illinois National Bank.  At June 30, 2018, the Company had no outstanding borrowings against the UTG line of credit.

Future policy benefits are primarily long-term in nature and therefore, the Company's investments are predominantly in long-term fixed maturity investments such as bonds and mortgage loans which provide sufficient return to cover these obligations. Many of the Company's products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds.

Net cash provided by operating activities was approximately $1.3 million for the six months ended June 30, 2018 and net cash used by operating activities was approximately $4.4 million for the six months ended June 30, 2017.  Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline.  Management anticipates future cash flows from operations to remain similar to historic trends.

Net cash used by investing activities was approximately $10.5 million for the six months ended June 30, 2018 and net cash provided by investing activities was approximately $4.3 million for the six months ended June 30, 2017.The net cash provided by and used in investing activities is expected to vary from quarter to quarter depending on market conditions and management's ability to find and negotiate favorable investment contracts.

UTG is a holding Company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the Company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on Management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  At June 30, 2018, substantially all of the consolidated shareholders' equity represented net assets of its subsidiary.  The Company's insurance subsidiary has maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance Company dividend payments where the Company is domiciled.  No dividends were paid to shareholders in 2017 or the six months ended June 30, 2018.

UG is an Ohio domiciled insurance company, which requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory net income or b) 10% of statutory capital and surplus.  For the year ended December 31, 2017, UG had statutory net income of approximately $5.4 million.  At December 31, 2017 UG's statutory capital and surplus amounted to approximately $54.7 million.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  During 2017, UG paid UTG ordinary dividends of $2 million.  During the second quarter of 2018, UG paid UTG an ordinary dividend of $2.5 million. In July of 2018, UG paid UTG an ordinary dividend of $1 million. UTG used the dividends received during 2017 and 2018 for general operations of the Company.

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

UTG, INC.
(Registrant)

Date:	August 13, 2018	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	August 13, 2018	By	/s/ Theodore C. Miller
Theodore C. Miller
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
*31.1	Certification of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101	Interactive Data File

* Filed herewith