Form 10-Q
period 2018-09-30
UTG INC
filed 2018-11-09
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares outstanding of the registrant's common stock as of October 31, 2018 was 3,294,527.

UTG, Inc.
(The "Company")

Part 1.   Financial Information.
Item 1.  Financial Statements.

UTG, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2018	December 31, 2017*
ASSETS
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $159,587,426 and $159,912,511)	$162,042,523	$178,555,225
Equity securities, at fair value (cost $0 and $35,712,633)	0	58,848,491
Equity securities, at fair value (cost $44,408,225 and $0)	89,594,570	0
Mortgage loans on real estate at amortized cost	12,938,166	17,314,477
Investment real estate	48,634,135	50,504,550
Notes receivable	20,444,752	19,004,016
Policy loans	9,381,104	9,559,142
Short-term investments	5,435,076	0
Total investments	348,470,326	333,785,901

Cash and cash equivalents	25,906,410	25,434,199
Accrued investment income	2,948,210	2,990,721
Reinsurance receivables:
Future policy benefits	26,194,748	26,488,346
Policy claims and other benefits	4,084,066	3,882,047
Cost of insurance acquired	5,823,743	6,428,292
Property and equipment, net of accumulated depreciation	795,455	1,118,826
Income tax recoverable	0	549,851
Other assets	1,396,045	5,766,901
Total assets	$415,619,003	$406,445,084

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$255,877,460	$259,469,205
Policy claims and benefits payable	3,687,580	3,777,175
Other policyholder funds	405,934	408,790
Dividend and endowment accumulations	14,601,717	14,601,645
Income taxes payable	1,671,201	0
Deferred income taxes	11,864,024	10,996,404
Other liabilities	8,101,863	6,760,347
Total liabilities	296,209,779	296,013,566

Shareholders' equity:
Common stock - no par value, stated value $.001 per share. Authorized 7,000,000 shares - 3,295,589 and 3,333,337 shares outstanding	3,296	3,333
Additional paid-in capital	36,565,156	37,536,164
Retained earnings	80,061,321	39,040,456
Accumulated other comprehensive income (loss)	1,943,251	32,952,338
Total UTG shareholders' equity	118,573,024	109,532,291
Noncontrolling interests	836,200	899,227
Total shareholders' equity	119,409,224	110,431,518
Total liabilities and shareholders' equity	$415,619,003	$406,445,084

* Balance sheet audited at December 31, 2017.
See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Revenue:
Premiums and policy fees	$2,469,322	$2,519,544	$7,659,198	$7,892,766
Ceded reinsurance premiums and policy fees	(652,418)	(659,789)	(2,164,581)	(2,230,079)
Net investment income	2,309,470	3,121,288	8,996,566	8,974,189
Other income	128,059	93,287	308,616	304,824
Revenue before net investment gains (losses)	4,254,433	5,074,330	14,799,799	14,941,700
Net investment gains (losses):
Other-than-temporary impairments	(300,000)	0	(300,000)	0
Other realized investment gains, net	12,074,120	1,121,860	12,723,566	1,665,920
Change in fair value of equity securities	6,689,533	0	22,050,489	0
Total net investment gains (losses)	18,463,653	1,121,860	34,474,055	1,665,920
Total revenue	22,718,086	6,196,190	49,273,854	16,607,620

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	4,388,733	3,756,203	12,927,216	13,584,805
Ceded reinsurance benefits and claims	(1,044,894)	(178,945)	(1,996,044)	(1,168,721)
Annuity	252,260	162,374	783,724	700,584
Dividends to policyholders	77,489	82,820	301,779	304,020
Commissions and amortization of deferred policy acquisition costs	(34,464)	(21,389)	(110,920)	(98,473)
Amortization of cost of insurance acquired	201,516	209,775	604,549	629,328
Operating expenses	3,401,169	1,663,349	7,271,820	5,468,014
Total benefits and other expenses	7,241,809	5,674,187	19,782,124	19,419,557

Income (loss) before income taxes	15,476,277	522,003	29,491,730	(2,811,937)
Income tax expense (benefit)	3,506,656	355,682	6,563,628	(354,532)

Net income (loss)	11,969,621	166,321	22,928,102	(2,457,405)

Net (income) loss attributable to noncontrolling interests	(32,078)	(32,485)	(184,565)	63,117

Net income (loss) attributable to common shareholders	$11,937,543	$133,836	$22,743,537	$(2,394,288)

Amounts attributable to common shareholders
Basic income (loss) per share	$3.62	$0.04	$6.87	$(0.71)

Diluted income (loss) per share	$3.62	$0.04	$6.87	$(0.71)

Basic weighted average shares outstanding	3,299,615	3,344,236	3,311,912	3,350,364

Diluted weighted average shares outstanding	3,299,615	3,344,236	3,311,912	3,350,364
See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Net income (loss)	$11,969,621	$166,321	$22,928,102	$(2,457,405)

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	1,244,302	7,534,111	(4,982,237)	12,390,006
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	(261,303)	(2,636,939)	1,046,270	(4,336,502)
Unrealized holding gains (losses) arising during period, net of tax	982,999	4,897,172	(3,935,967)	8,053,504

Less reclassification adjustment for gains included in net income	(11,018,710)	(797,165)	(11,133,914)	(1,007,772)
Tax expense for gains included in net income	2,313,929	279,008	2,338,122	352,720
Reclassification adjustment for gains included in net income, net of tax	(8,704,781)	(518,157)	(8,795,792)	(655,052)
Subtotal: Other comprehensive income (loss), net of tax	(7,721,782)	4,379,015	(12,731,759)	7,398,452

Comprehensive income (loss)	4,247,839	4,545,336	10,196,343	4,941,047

Less comprehensive (income) loss attributable to noncontrolling interests	(32,078)	(32,485)	(184,565)	63,117

Comprehensive income (loss) attributable to UTG, Inc.	$4,215,761	$4,512,851	$10,011,778	$5,004,164
See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$22,743,537	$(2,394,288)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	137,899	191,820
Other-than-temporary impairments	300,000	0
Realized investment gains, net	(12,723,566)	(1,665,920)
Change in fair value of equity securities	(22,050,489)	0
Unrealized trading (gains) losses included in income	0	111,531
Realized trading (gains) included in income	0	(110,470)
Amortization of cost of insurance acquired	604,549	629,328
Depreciation	814,202	515,132
Net income (loss) attributable to noncontrolling interest	184,565	(63,117)
Charges for mortality and administration of universal life and annuity products	(4,948,332)	(4,982,000)
Interest credited to account balances	3,177,834	3,268,536
Change in accrued investment income	42,511	390,309
Change in reinsurance receivables	91,579	90,361
Change in policy liabilities and accruals	(2,613,125)	(988,645)
Change in income taxes receivable (payable)	2,221,052	(167,359)
Change in other assets and liabilities, net	9,987,926	(1,927,847)
Net cash provided by (used in) operating activities	(2,029,858)	(7,102,629)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	54,220,638	17,036,549
Equity securities	843,260	3,401,217
Mortgage loans	4,496,554	860,187
Real estate	12,783,088	6,422,788
Notes receivable	2,559,264	2,035,706
Policy loans	1,423,014	1,481,824
Short-term investments	2,114,000	0
Total proceeds from investments sold and matured	78,439,818	31,238,271
Cost of investments acquired:
Fixed maturities available for sale	(42,955,401)	(11,603,539)
Equity securities	(9,538,853)	(2,471,066)
Mortgage loans	(16,453)	(360,531)
Real estate	(10,113,852)	(2,473,761)
Notes receivable	(4,000,000)	(2,797,853)
Policy loans	(1,244,976)	(1,081,284)
Short-term investments	(7,549,076)	0
Total cost of investments acquired	(75,418,611)	(20,788,034)
Net cash provided by (used in) investing activities	3,021,207	10,450,237

Cash flows from financing activities:
Policyholder contract deposits	3,548,809	3,641,050
Policyholder contract withdrawals	(2,849,310)	(3,733,565)
Proceeds from notes payable/line of credit	0	0
Payments of principal on notes payable/line of credit	0	(1,450,000)
Purchase of treasury stock	(1,217,802)	(396,628)
Issuance of stock	246,757	197,488
Non controlling contributions (distributions) of consolidated subsidiary	(247,592)	(772,754)
Net cash provided by (used in) financing activities	(519,138)	(2,514,409)

Net increase (decrease) in cash and cash equivalents	472,211	833,199
Cash and cash equivalents at beginning of period	25,434,199	15,156,548
Cash and cash equivalents at end of period	$25,906,410	$15,989,747
See accompanying notes.

UTG, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2017, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the "Parent") and its subsidiaries (collectively with the Parent, the "Company").  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company's consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.  The Company's results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any other future period.

This document at times will refer to the Registrant's largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC ("FSF"), a Kentucky corporation, and First Southern Bancorp, Inc. ("FSBI"), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank ("FSNB").  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG's largest shareholder through his ownership control of FSF, FSBI and affiliates.  At September 30, 2018, Mr. Correll owns or controls directly and indirectly approximately  65.16% of UTG's outstanding stock.

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

Note 2 – Recently Issued Accounting Standards

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement or ASU 2018-13. ASU 2018-13 modifies certain disclosure requirements related to fair value measurements including requiring disclosures on changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements and a requirement to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts or ASU 2018-12.  ASU 2018-12 significantly changes how insurers account for long-duration insurance contracts. The new guidance will require insurers to review and update, if necessary, the assumptions used to measure insurance liabilities periodically, rather than retain assumptions used at contract inception. The updated guidance also changes the recognition and measurement of deferred acquisition costs (DAC) and created a new category of benefit features called market risk benefits (MRB) that will be measured at fair value. The guidance also significantly expands the disclosure requirements for long-duration contracts.  The ASU is effective for fiscal years, an interim periods within those years, for years beginning after December 15, 2020 and early adoption is permitted.  The guidance on measuring the liabilities for future policy benefits and DAC will be adopted on a modified retrospective basis as of the earliest period presented in the year of adoption. The guidance on MRB will be adopted on a retrospective basis as of the earliest period presented in the year of adoption. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Non-Employee Share Based Payment Accounting or ASU 2018-07. The amendment in ASU 2018-07 simplifies the accounting for nonemployee share based payments by aligning the measurement and classification guidance for share based payments to nonemployees with share based payments to employees. Under this guidance, the measurement of equity classified awards will fixed at the grant date. This guidance is effective in annual periods beginning after December 15, 2018. The Company has evaluated the impact of the ASU, and determined that it does not significantly impact the Company's financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The amendments included in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better evaluate their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for public companies for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

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

Investments in available for sale securities are summarized as follows:

September 30, 2018	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$12,657,069	$5,984	$(271,045)	$12,392,008
U.S. special revenue and assessments	16,354,783	307,439	(149,904)	16,512,318
All other corporate bonds	130,575,574	5,566,740	(3,004,117)	133,138,197
	$159,587,426	$5,880,163	$(3,425,066)	$162,042,523

December 31, 2017	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$2,679,325	$33,802	$(73,530)	$2,639,597
U.S. special revenue and assessments	9,012,232	620,789	0	9,633,021
All other corporate bonds	148,220,954	18,359,816	(298,163)	166,282,607
	159,912,511	19,014,407	(371,693)	178,555,225
Equity securities (1)	35,712,633	23,648,201	(512,343)	58,848,491
Total	$195,625,144	$42,662,608	$(884,036)	$237,403,716

The amortized cost and estimated market value of debt securities at September 30, 2018, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale September 30, 2018	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,996,905	$5,084,620
Due after one year through five years	30,412,755	34,408,309
Due after five years through ten years	60,548,458	60,929,783
Due after ten years	63,629,308	61,619,811
Total	$159,587,426	$162,042,523

The fair value of investments with sustained gross unrealized losses at September 30, 2018 and December 31, 2017 are as follows:

September 30, 2018	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$9,842,145	$(133,915)	$1,543,243	$(137,130)	$11,385,388	$(271,045)
U.S. Special Revenue and Assessments	7,408,605	(149,904)	0	0	7,408,605	(149,904)
All other corporate bonds	82,216,653	(2,386,342)	7,618,210	(617,775)	89,834,863	(3,004,117)
Total fixed maturities	$99,467,403	$(2,670,161)	$9,161,453	$(754,905)	$108,628,856	$(3,425,066)

December 31, 2017	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$0	$0	$1,604,987	$(73,530)	$1,604,987	$(73,530)
All other corporate bonds	9,732,635	(91,757)	11,164,317	(206,406)	20,896,952	(298,163)
Total fixed maturities	$9,732,635	$(91,757)	$12,769,304	$(279,936)	$22,501,939	$(371,693)

Equity securities (1)	$4,130,260	$(270,774)	$1,526,868	$(241,569)	$5,657,128	$(512,343)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of September 30, 2018
Fixed maturities	47	6	53
As of December 31, 2017
Fixed maturities	6	6	12
Equity securities (1)	2	2	4

(1)
Effective January 1, 2018, the Company adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale. Prior periods have not been restated to conform to the current presentation. See Note 2 to the Condensed Consolidated Financial Statements for additional information.

Substantially all of the unrealized losses on fixed maturities available-for-sale and equity securities at  September 30, 2018 and December 31, 2017 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company's expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company's evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of  September 30, 2018 and December 31, 2017.

Net Investment Gains (Losses)

The following table presents net investment gains (losses) and the change in net unrealized gains on available-for-sale investments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Realized gains on available-for-sale investments:
Sales of fixed maturities	$11,018,711	$799,615	$11,392,373	$1,044,254
Sales of equity securities (1)	0	159,910	0	1,012,936
Sales of real estate	1,055,409	168,177	1,589,651	168,177
Other	0	0	0	0
Total realized gains	12,074,120	1,127,702	12,982,024	2,225,367
Realized losses on available-for-sale investments:
Sales of fixed maturities	0	(2,450)	(258,458)	(36,482)
Sales of equity securities (1)	0	0	0	0
Sales of real estate	0	(3,392)	0	(522,965)
Other-than-temporary impairments	(300,000)	0	(300,000)	0
Other	0	0	0	0
Total realized losses	(300,000)	(5,842)	(558,458)	(559,447)
Net realized investment gains (losses)	11,774,120	1,121,860	12,423,566	1,665,920
Change in fair value of equity securities: (1)
Realized gains (losses) on equity securities sold during the period (1)	0	0	0	0
Change in fair value of equity securities held at the end of the period	6,689,533	0	22,050,489	0
Change in fair value of equity securities (1)	6,689,533	0	22,050,489	0
Net investment gains (losses)	$18,463,653	$1,121,860	$34,474,055	$1,665,920
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$1,244,302	$4,444,400	$(4,982,237)	$9,630,582
Equity securities	0	3,089,712	0	2,759,425
Net increase (decrease)	$1,244,302	$7,534,112	$(4,982,237)	$12,390,007

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

Based upon Management's review of the investment portfolio, the Company recorded an other-than-temporary impairment on real estate during the third quarter of 2018. The other-than-temporary impairment was taken as a result of Management's assessment and determination of value of the real estate. The real estate was written down to better reflect its current expected value.

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

During 2018 and 2017, the Company acquired $16,453 and $354,306 in mortgage loans, respectively.  FSNB services the majority of the Company's mortgage loan portfolio.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

During 2018 and 2017, the maximum and minimum lending rates for mortgage loans were:

	2018		2017
	Maximum rate	Minimum rate	Maximum rate	Minimum rate
Farm Loans	5.00%	5.00%	5.00%	5.00%
Commercial Loans	7.50%	4.00%	7.50%	4.00%
Residential Loans	8.00%	8.00%	8.00%	4.00%

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

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The mortgage loan reserve was $0 at September 30, 2018 and December 31, 2017.

The following table summarizes the mortgage loan holdings of the Company for the periods ended:

	September 30, 2018	December 31, 2017
In good standing	$8,164,844	$15,310,941
Overdue interest over 90 days	4,773,322	0
Restructured	0	0
In process of foreclosure	0	2,003,536
Total mortgage loans	$12,938,166	$17,314,477
Total foreclosed loans during the year	$0	$0

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

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. The valuation allowance as of  September 30, 2018 and December 31, 2017 was $0. Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status.

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

The following table presents the Company's assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheet on a recurring basis as of September 30, 2018.

	Level 1	Level 2	Level 3	Total
Assets
Fixed Maturities, available for sale	$12,392,008	$149,215,671	$434,844	$162,042,523
Equity Securities	38,683,164	10,407,300	40,504,106	89,594,570
Total	$51,075,172	$159,622,971	$40,938,950	$251,637,093

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

	Fixed Maturities, Available for Sale	Equity Securities (1)	Total
Balance at December 31, 2017	$478,389	$30,655,831	$31,134,220
Total unrealized gain or (losses):
Included in net income (loss)	0	4,258,287	4,258,287
Included in other comprehensive income	0	0	0
Purchases	0	6,127,750	6,127,750
Sales	(43,545)	(537,762)	(581,307)
Balance at September 30, 2018	$434,844	$40,504,106	$40,938,950

(1)
Effective January 1, 2018, the Company adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale. Prior periods have not been restated to conform to the current presentation. See Note 2 to the Condensed Consolidated Financial Statements for additional information.

	September 30, 2018	December 31, 2017
Change in fair value of equity securities included in net income (loss) relating to assets held	$4,258,287	$0

The Level 3 securities include collateralized debt obligations of trust preferred securities issued by banks and insurance companies and certain equity securities with unobservable inputs. The Company computed fair value of Level 3 equity investments based on a review of current financial information, earnings trends and similar companies in the same industries.

There were no transfers in or out of Level 3 as of September 30, 2018.  Transfers occur when there is a change in the availability of observable market information.

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

	September 30, 2018		December 31, 2017
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage loans on real estate	$12,938,166	$12,938,166	$17,314,477	$17,314,477
Investment real estate	48,634,135	48,634,135	50,504,550	50,504,550
Notes receivable	20,444,752	20,444,752	19,004,016	19,004,016
Policy loans	9,381,104	9,381,104	9,559,142	9,559,142
Cash and cash equivalents	25,906,410	25,906,410	25,434,199	25,434,199
Short term investments	5,435,076	5,435,076	0	0

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

Note 5 – Credit Arrangements

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2017	Borrowings	Repayments	September 30, 2018
Lines of Credit:
UTG	11/20/2013	11/20/2018	$8,000,000	$0	0	0	$0
UG	6/2/2015	5/10/2019	10,000,000	0	0	0	0

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

Note 6 – Shareholders' Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock.  At a meeting of the Board of Directors in September of 2018, the Board of Directors of UTG authorized the repurchase of up to an additional $1.5 million of UTG's common stock, for a total  repurchase of up to $16.0 million of UTG's common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During the nine months ended September 30, 2018, the Company repurchased 47,658 shares through the stock repurchase program for $1,217,802. Through September 30, 2018, UTG has spent approximately $13.8 million in the acquisition of 1,136,842 shares under this program.

During 2018, the Company issued 9,870 shares of stock to management and employees as compensation at a cost of $246,757. These awards are determined at the discretion of the Board of Directors.

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  For the three and nine months ended September 30, 2018 and 2017, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

The following table represents the total funding commitments and the unfunded commitment as of September 30, 2018 related to certain investments:

	Total Funding Commitment	Unfunded Commitment
Sovereign's Capital, LP Fund I	$500,000	$30,000
Sovereign's Capital, LP Fund II	1,000,000	372,000
Barton Springs Music, LLC	1,750,000	1,658,500
Master Mineral Holdings III, LP	4,000,000	2,200,000

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

During 2016, the Company made a commitment to invest in Barton Springs Music, LLC ("Barton"), which invests in music royalties.  Barton makes capital calls to its investors as funds are needed to acquire the royalty rights. During 2018, the Company revised its investment commitments with Barton.

During 2018, the Company made a commitment to invest in Master Mineral Holdings III, LP ("MMH"), which purchases land for leasing opportunities to those looking to harvest natural resources.  MMH makes capital calls to its investors as funds are needed for continued land purchases.

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	September 30,
	2018	2017
Interest	$0	$0
Federal income tax	0	20,000

	Nine Months Ended
	September 30,
	2018	2017
Interest	$0	$0
Federal income tax	67,000	175,000

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

The Company owns a variety of investments associated with the oil and gas industry. These investments represent approximately 30% and 27% of the Company's total invested assets as of September 30, 2018 and December 31, 2017, respectively.

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

Overview

UTG, Inc., a Delaware corporation, is a life insurance holding company.  The Company's dominant business is individual life insurance, which includes the servicing of existing insurance policies in force, the acquisition of other companies in the life insurance business, the acquisition of blocks of business and the administration and processing of life insurance business for other entities.

UTG has a strong philanthropic program.  The Company generally allocates a portion of its earnings to be used for its philanthropic efforts primarily targeted to Christ-centered organizations or organizations that help the weak or poor.  The Company also encourages its staff to be involved on a personal level through monetary giving, volunteerism, and use of their talents to assist those less fortunate than themselves. Through these efforts, the Company hopes to make a positive difference in the local community, state, nation and world.

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

During the nine months ended September 30, 2018, there were no additions to or changes in the critical accounting policies disclosed in the 2017 Form 10-K, except for recently adopted accounting standards discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

On a consolidated basis, the Company reported net income attributable to common shareholders' of approximately $22.7 million for the nine-month period ended September 30, 2018 and net income attributable to common shareholders' of approximately $11.9 million for the three-month period ended September 30, 2018.  For the nine-month period ended September 30, 2017, the Company reported a net loss attributable to common shareholders' of approximately of approximately $(2.4) million and net income attributable to common shareholders' of approximately $134,000 for the three-month period ended September 30, 2017.

Revenues

The Company reported total revenues of approximately $49 million for the nine months ended September 30, 2018, an increase of approximately $33 million as compared to the same period in 2017. The Company reported total revenues of approximately $23 million for the three months ended September 30, 2018, an increase of approximately $17 million as compared to the three month period ended September 30, 2017.  The variance in total revenues from the prior year to the current year is mainly attributable to the realized and unrealized investment gains reported by the Company during 2018. The unrealized investment gains are attributable to the adoption of ASU 2016-01, which requires the Company to report the change in the fair value of equity securities as a component of net income, rather than other comprehensive income. Prior periods have not been restated to conform to the current presentation. See below for further analysis regarding the implementation of ASU 2016-01.

Premium and policy fee revenues, net of reinsurance, decreased approximately 3% when comparing the nine-month period ended September 30, 2018 to the same period in 2017.  Premium and policy fee revenues, net of reinsurance, decreased by approximately 2% when comparing the third quarter of 2018 to the same quarter in 2017.  The Company writes minimal new business.  Premium and policy fee revenues, net of reinsurance, represented 11% and 34% of the Company's revenues as of September 30, 2018 and 2017, respectively.

The following table summarizes our investment performance.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net investment income	$2,309,470	$3,121,288	$8,996,566	$8,974,189
Net investment gains (losses) (1)	$18,463,653	$1,121,860	$34,474,055	$1,665,920
Change in net unrealized investment gains (losses) on available-for-sale securities	$1,244,302	$7,534,111	$(4,982,237)	$12,390,006

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

As a result of adopting ASU No. 2016-01, net investment gains for the three and nine months ended September 30, 2018 included an increase in the fair value of equity securities of $6.7 million and $22 million, respectively. For the three and nine months ended September 30, 2017, the increase (decrease) in the fair value of equity securities, which totaled $3.1 million and $2.8 million, respectively, was included in the change in net unrealized investment gains in other comprehensive income. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for details regarding the components of net investment gains (losses) and the change in net unrealized gains (losses) from investments.

The Company has seen significant unrealized gains on its equity investments during 2018.  The stock market as a whole has been very positive through the first nine months of 2018.  A significant portion of these gains are from two equity holdings, both in the area of oil and gas.  While the Company has had very strong unrealized gains during 2018, a pull back in the stock market, particularly in the oil and gas arena, could slow these gains or even result in future period unrealized losses. Management believes these equity investments continue to be solid investments for the Company and have further growth potential; however, changes in market conditions could cause volatility in market prices.

The Company reported net realized investment gains of approximately $11.7 million and $12.4 million for the three and nine months ended September 30, 2018, respectively. During 2018, the Company sold three parcels of real estate that resulted in gross gains of approximately $1.3 million. During the third quarter of 2018, the Company sold a substantial portion of a bond holding.  The bond holding was initially acquired during 2016 over a period of time at a deep discount, with an average cost of approximately 25% of its par value.  During the third quarter of 2018, the value of this security had recovered sufficiently enough that Management determined the time was right to sell a majority of the holding, realizing a gain of approximately $10 million. At September 30, 2018, the Company still holds $5 million of par value of this security at a cost basis of $651,000.

For the three and nine months ended September 30, 2017, the Company reported approximately $1.1 million and $1.7 million, respectively, in net realized investment gains. The 2017 net realized gains are attributable to the sales of certain fixed maturities and equity securities. During the third quarter of 2017, the Company sold certain equity securities that produced gains of approximately $800,000. The Company made the decision to sell some lower rated, higher yielding securities and replace them with higher rated, lower yielding securities.

Realized investment gains are the result of one-time events and are expected to vary from quarter to quarter.

The following table reflects net investment income of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Fixed maturities available for sale	$1,887,731	$2,312,874	$5,650,502	$6,531,313
Equity securities	431,176	230,476	1,303,489	826,119
Trading securities	0	0	0	(1,061)
Mortgage loans	267,137	310,804	673,209	908,488
Real estate	531,892	533,291	2,396,586	1,544,739
Notes receivable	599,622	295,181	1,133,129	664,697
Policy loans	156,520	151,054	485,630	499,813
Short term	236,397	0	331,898	0
Cash and cash equivalents	6,109	8,349	11,863	12,315
Total consolidated investment income	4,116,584	3,842,029	11,986,306	10,986,423
Investment expenses	(1,807,114)	(720,741)	(2,989,740)	(2,012,234)
Consolidated net investment income	$2,309,470	$3,121,288	$8,996,566	$8,974,189

Net investment income represented 18% and 54% of the Company's total revenues as of September 30, 2018 and 2017, respectively.  The Company reported net investment income of approximately $2.3 million for the three month period ended September 30, 2018, a decrease of approximately 26% compared to the same period in 2017.  When comparing the three and nine months ended September 30, 2018 and 2017, income from investing activities was comparable in the majority of the investment categories, with the largest variance being found in the real estate category.

During 2018, two of the Company's real estate subsidiaries sold certain real estate parcels and distributed earnings to the members.  Earnings from the real estate portfolio are expected to vary depending on the activities of the subsidiaries and the potential distributions that will occur based upon the activities.  The fluctuation in earnings from real estate, when comparing the three and nine months ended September 30, 2018 and 2017, are considered reasonable by Management.

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

Expenses

The Company reported total benefits and other expenses of approximately $20 million for the nine months ended September 30, 2018, an increase of approximately 2% from the same period in 2017.  For the three month period ended September 30, 2018, total benefits and other expenses increased approximately 28%, compared to the same quarter in 2017.  Benefits, claims and settlement expenses represented approximately 51% and 61% of the Company's total expenses for the three and nine months ended September 30, 2018, respectively.  The other major expense category of the Company is operating expenses, which represented approximately 47% and 37% of the Company's total expenses for the three and nine months ended September 30, 2018, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims, decreased approximately 10% in the nine months ended September 30, 2018, compared to the same period in 2017.  For the three months ended September 30, 2018, life benefits, claims and settlement expenses, net of reinsurance benefits and claims, decreased approximately 4%, compared to the same quarter in 2017.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

Net amortization of cost of insurance acquired decreased 4% during the three and nine months ended September 30, 2018 compared to the same period in 2017.  Cost of insurance acquired is established when an insurance company is acquired or when the Company acquires a block of in-force business.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The Company utilizes a 12% discount rate on the remaining unamortized business.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.  This expense is expected to decrease, unless the Company acquires a new block of business.

Operating expenses were up approximately $1.7 million and $1.8 million when comparing the three and nine months ended September 30, 2018 and 2017. The increase in charitable expenses and accrued year end bonuses are the main cause of the 2018 expenses being higher than the 2017 expenses.  With the increased earnings during 2018, anticipated year end bonus accruals have increased over 2017.  Final determination of bonuses will be paid following year end results, by senior management, and the Compensation Committee of the Board of Directors. Charitable contributions are a function of the Company's earnings. As mentioned above in the Overview section of the Management Discussion and Analysis, UTG has a strong philanthropic program. The Company generally allocates a portion of its earnings to be used for its philanthropic efforts primarily targeted to Christ-centered organizations or organizations that help the weak or poor. Charitable contributions made by the Company are expected to vary from year to year depending on the earnings of the Company.

Management continues to place significant emphasis on expense monitoring and cost containment. Maintaining administrative efficiencies directly impacts net income.

Comprehensive Income (Loss) to Shareholders

Comprehensive income (loss) to shareholders was approximately $10 million and $5 million for the nine months ended September 30, 2018 and 2017, respectively. Included in the nine months ended September 30, 2018 and 2017 comprehensive income (loss) is a decrease of approximately $4 million and an increase of $8 million, respectively, in net unrealized gains on available-for-sale securities, net of taxes. Comprehensive income (loss) to shareholders was approximately $4.2 million and $4.5 million for the three months ended September 30, 2018 and 2017, respectively. Included in the three months ended September 30, 2018 and 2017 comprehensive income (loss) is an increase of approximately $1 million and $4.9 million, respectively, in net unrealized gains on available-for-sale securities, net of taxes. Effective January 1, 2018, the Company adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income (loss). Rather, all changes in fair value of equity securities are now recognized in net income (loss). For the three and nine months ended September 30, 2018, the change in fair value of equity securities included in net income (loss) gains of approximately $6.7 million and $22.1 million, respectively. For the three and nine months ended September 30, 2017, gains of approximately $3.1 million and $2.8 million were included in other comprehensive income. The change in presentation has no impact on comprehensive income to shareholders.

Financial Condition

Investment Information

Investments represent approximately 84% and 82% of total assets at September 30, 2018 and December 31, 2017, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments that it is permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company's investment portfolio is invested in a diverse set of securities.

As of September 30, 2018, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders' equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market, with changes in market value charged directly to shareholders' equity.  Changes in the market value of available for sale securities resulted in net unrealized gains of $1 million and net unrealized losses of $(4) million for the three and nine months ended September 30, 2018, respectively. Changes in the market value of available for sale securities resulted in net unrealized gains of $5 million and $8.1 million for the three and nine months ended September 30, 2017, respectively.  The variance in the net unrealized gains and losses is the result of normal market fluctuations and changes in interest rates.

Capital Resources

Total shareholders' equity increased by approximately 8% as of September 30, 2018 compared to December 31, 2017 and is mainly the result of realized and unrealized gains on investments.

The Company's investments are predominately in fixed maturity investments such as bonds, which provide sufficient return to cover future obligations.  The Company carries all of its fixed maturity holdings as available for sale, which are reported in the Condensed Consolidated Financial Statements at their market value.

Liquidity

The Company has two principal needs for cash - the insurance company's contractual obligations to policyholders and the payment of operating expenses.  Cash and cash equivalents represented 6% of total assets as of September 30, 2018 and December 31, 2017.  Fixed maturities, as a percentage of total assets, were approximately 39% and 44% as of September 30, 2018 and December 31, 2017, respectively.

The Company currently has access to funds for operating liquidity.  UTG has an $8,000,000 revolving credit note with Illinois National Bank.  At September 30, 2018, the Company had no outstanding borrowings against the UTG line of credit.

Future policy benefits are primarily long-term in nature and therefore, the Company's investments are predominantly in long-term fixed maturity investments such as bonds and mortgage loans which provide sufficient return to cover these obligations. Many of the Company's products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds.

Net cash used by operating activities was approximately $2 million for the nine months ended September 30, 2018 and net cash used by operating activities was approximately $7.1 million for the nine months ended September 30, 2017.  Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline.  Management anticipates future cash flows from operations to remain similar to historic trends.

Net cash used by investing activities was approximately $3 million for the nine months ended September 30, 2018 and net cash provided by investing activities was approximately $10.5 million for the nine months ended September 30, 2017.The net cash provided by and used in investing activities is expected to vary from quarter to quarter depending on market conditions and management's ability to find and negotiate favorable investment contracts.

UTG is a holding Company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the Company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on Management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  At September 30, 2018, substantially all of the consolidated shareholders' equity represented net assets of its subsidiary.  The Company's insurance subsidiary has maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance Company dividend payments where the Company is domiciled.  No dividends were paid to shareholders in 2017 or the nine months ended September 30, 2018.

UG is an Ohio domiciled insurance company, which requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory net income or b) 10% of statutory capital and surplus.  For the year ended December 31, 2017, UG had statutory net income of approximately $5.4 million.  At December 31, 2017 UG's statutory capital and surplus amounted to approximately $54.7 million.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  During 2017, UG paid UTG ordinary dividends of $2 million.  Through September 30, 2018, UG paid UTG ordinary dividends of $3.5 million. In October of 2018, UG paid UTG an ordinary dividend of $1.5 million. UTG used the dividends received during 2017 and 2018 for general operations of the Company.

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

UTG, INC.
(Registrant)

Date:	November 9, 2018	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	November 9, 2018	By	/s/ Theodore C. Miller
Theodore C. Miller
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
*31.1	Certification of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101	Interactive Data File

* Filed herewith