Form 10-K
period 2018-12-31
UTG INC
filed 2019-03-26
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐    No ☒
  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐    No ☒
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
  Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. ☐
  Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.
  Large accelerated filer ☐  Accelerated filer ☐  Non accelerated filer ☐  Smaller reporting company ☒
  Emerging growth company ☐
  If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
  Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐    No ☒
  As of June 30, 2018, shares of the Registrant’s common stock held by non-affiliates (based upon the price of the last sale of $26.00 per share), had an aggregate market value of approximately $27,776,034.
  At January 31, 2019 the Registrant had 3,293,983 outstanding shares of common stock, stated value $.001 per share.
  Documents incorporated by reference: None
UTG, Inc.
Form 10-K
Year Ended December 31, 2018

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

The holding company has no significant business operations of its own and relies on fees, dividends and other distributions from its operating subsidiary as the principal source of cash flows to meet its obligations.  Additional information regarding the cash flow and liquidity needs of the holding company can be found in the Liquidity and Capital Resources section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC, a Kentucky corporation, (“FSF”) and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At December 31, 2018, Mr. Correll owns or controls directly and indirectly approximately 65.29% of UTG’s outstanding stock.

UTG’s website is: www.utgins.com Information regarding the Company, including recent filings with the Securities and Exchange Commission, are accessible via this website.

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

The following table summarizes the Company's fixed maturities distribution at December 31, 2018 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

Rating	2018
Investment Grade
AAA	6%
AA+	26%
AA	2%
AA-	18%
A+	6%
A	10%
A-	10%
BBB+	8%
BBB	8%
BBB-	4%
Below Investment Grade	2%
100%

The following table shows the composition, average maturity and average yield on the average carrying value of the Company's investment portfolio at December 31, 2018.

	Average
	Carrying	Average	Average
Investments	Value	Maturity	Yield

Fixed maturities held for sale	$169,758,005	9.94 years	4.28%
Equity securities	69,315,795	Not applicable	2.35%
Mortgage loans	13,191,794	7.56 years	9.36%
Investment real estate	51,511,564	Not applicable	5.38%
Notes receivable	21,360,664	Not applicable	4.59%
Policy loans	9,381,682	Not applicable	6.90%
Cash, cash equivalents and short term	22,792,181	On demand	1.64%
Total investments	$357,311,685		4.17%

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

During 2018 and 2017, the Company acquired approximately $91,954 and $360,531 in mortgage loans, respectively, in participation mortgage loans.  FSNB services a majority of the mortgage loan portfolio of the Company.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

Most mortgage loans are first position loans.  Loans issued are generally limited to no more than 80% of the appraised value of the property.

The Company has in place a monitoring system to provide Management with information regarding potential troubled loans.  Letters are sent to each mortgagee when the loan becomes 30 days or more delinquent.  Management is provided with a monthly listing of loans that are 60 days or more past due.  All loans 90 days or more past due are placed on a non-performing status and classified as delinquent loans.  Quarterly, coinciding with external financial reporting, the Company reviews each delinquent loan and determines how each delinquent loan should be classified.  Management believes the current internal controls surrounding the mortgage loan selection process provide a quality portfolio with minimal risk of negative financial impact.

Interest accruals are analyzed based on the likelihood of repayment.  In no event will interest continue to accrue when accrued interest along with the outstanding principal exceeds the net realizable value of the property.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status.

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.   The mortgage loan reserve was $0 at December 31, 2018 and 2017.

The following table shows a distribution of the Company’s mortgage loans and discounted mortgage loans by type as of December 31, 2018:

Mortgage Loans	Amount	% of Total

Farm – all other	$357,372	4%
Commercial – all other	8,694,606	95%
Residential – all other	17,133	1%
Total	$9,069,111	100%

The following table shows a geographic distribution of the Company’s mortgage loan portfolio including discounted mortgage loans and investment real estate as of December 31, 2018:

	Mortgage Loans	Real Estate
Alabama	6%	0%
Arizona	21%	0%
California	0%	1%
Florida	3%	13%
Georgia	33%	14%
Kentucky	19%	21%
New Jersey	1%	0%
South Carolina	1%	4%
Tennessee	0%	3%
Texas	0%	25%
West Virginia	16%	19%
Total	100%	100%

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

The Company performs administrative work as a third party administrator (“TPA”) for unaffiliated life insurance companies.  The Company intends to continue to pursue other TPA arrangements. The Company provides TPA services to insurance companies seeking business process outsourcing solutions. Revenue generated from TPA services is considered insignificant to the overall financial statements.
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

Personnel

At December 31, 2018, UTG and its subsidiaries had 40 full-time employees located in Kentucky and Illinois.  UTG’s operations are headquartered in Stanford, Kentucky.

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

	2018		2017

Period	High	Low	High	Low

First quarter	25.20	22.95	18.25	17.00
Second quarter	28.25	24.00	21.75	17.50
Third quarter	34.00	26.00	21.00	18.85
Fourth quarter	33.00	31.00	28.00	19.25

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

As of January 31, 2019 there were 5,258 record holders of UTG common stock.

Purchases of Equity Securities

The following table provides information with respect to purchases we made of our common stock during the three months ended December 31, 2018 and total repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
Oct. 1 through Oct. 31, 2018	1,062	$33.00	1,062	N/A	$2,212,572
Nov. 1 through Nov. 30, 2018	1,404	$32.50	1,404	N/A	$2,166,942
Dec. 1 through Dec. 31, 2018	1,398	$32.24	798	N/A	$2,121,872
Total	3,864		3,264

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. At a meeting of the Board of Directors in September of 2018, the Board of Directors of UTG authorized the repurchase of up to an additional $1.5 million of UTG’s common stock, for a total repurchase of $16 million of UTG's common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2018, the Company repurchased 50,922 shares through the stock repurchase program for $1,329,148. Through December 31, 2018, UTG has spent $13,863,727 in the acquisition of 1,140,106 shares under this program.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s discussion and analysis of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively with the Parent, the “Company”) for the years ended December 31, 2018 and 2017. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

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

Results of Operations

On a consolidated basis, the Company had net income attributable to common shareholders of $12.4 million and $4.8 million in 2018 and 2017, respectively.  In 2018, income before income taxes was $16.5 million compared to $3.3 million in 2017.  Total revenue was $41.3 million in 2018 and $28.7 million in 2017.

One-time events, primarily reflected in realized gains, comprise a substantial portion of the net income and revenue reported by the Company during 2018 and 2017.  The magnitude of realized investment gains and losses in a given year is a function of the timing of trades of investments relative to the markets themselves as well as the recognition of any impairments on investments.  Future earnings will be significantly negatively impacted should earnings from these one-time items not be realizable in a future period.  While Management believes there remain additional investments with such one-time earnings, when or if realized remains uncertain.

Total benefits and other expenses paid in 2018 were $24.8 million compared to $25.4 million in 2017.

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

Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, were comparable for 2018 to 2017.  The Company writes very little new business. Unless the Company acquires a new company or a block of in-force business, Management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience. The Company’s average persistency rate for all policies in-force for 2018 and 2017 was approximately 96.1% and 96.7%, respectively.  Persistency is a measure of insurance in-force retained in relation to the previous year.

The following table summarizes the Company's investment performance for the years ended December 31:

	2018	2017
Net investment income	$11,202,668	$11,700,998
Net investment gains (losses) (1)	22,456,835	9,117,125
Change in net unrealized investment gains (losses) on available-for-sale securities	(7,744,899)	17,174,126

(1)
Effective January 1, 2018, the Company adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income, rather, changes in fair value of equity securities are now recognized in net income.  Prior periods have not been restated to conform to the current presentation. See Note 1 of the notes to consolidated financial statements.

The following table reflects net investment income of the Company for the years ended December 31:

	2018	2017

Fixed maturities	$7,273,157	$8,685,698
Equity securities	1,628,649	1,213,922
Trading securities	0	(1,061)
Mortgage loans	1,234,115	1,191,865
Real estate	2,771,348	1,990,844
Notes receivable	979,742	1,322,675
Policy loans	646,993	664,116
Cash and cash equivalents	355,276	23,445
Short-term	18,159	1,263
Total consolidated investment income	14,907,439	15,092,767
Investment expenses	(3,704,771)	(3,391,769)
Consolidated net investment income	$11,202,668	$11,700,998

Net investment income represented approximately 27% and 41% of the Company's total revenues as of December 31, 2018 and 2017, respectively. When comparing current and prior year results, net investment income was comparable in the majority of the investment categories, with the largest vairance being found in the fixed maturities and real estate investment categories.

Income from the fixed maturities investment portfolio is down approximately 16% when comparing 2018 and 2017 results.  The decrease is attributable to the Company holding fewer bonds combined with upgrading credit quality. During 2017 and 2018, the Company sold some lower rated, higher yielding securities and replaced them with higher rated, lower yielding securities.

Income from the real estate portfolio was up approximately 39% as compared to the prior year.  The increased earnings are the result of the Company receiving additional rental income from real estate owned. The Company also recognized an increase of approximately 82%, as compared to the prior year, in oil and gas royalties from real estate owned. The earnings from real estate are expected to vary from year to year depending on the occupancy of the real estate and the oil and gas market.

The following table reflects net realized investment gains (losses) for the years ended December 31:

	2018	2017

Fixed maturities available for sale	$10,751,955	$3,877,454
Equity securities	0	2,902,278
Real estate	1,588,122	3,099,554
Mortgage loans – OTTI	0	(72,161)
Real estate – OTTI	(300,000)	(690,000)
Consolidated net realized investment gains	12,040,077	9,117,125
Change in fair value of equity securities	10,416,758	0
Net investment gains	$22,456,835	$9,117,125

Net realized investment gains were up approximately 25% in 2018 as compared to 2017. As seen in the table above, the 2018 gains were the result of the sale of certain fixed maturities and real estate, which were offset by the recognition of an other-than-temporary impairment on a parcel of real estate.  Realized investment gains are the result of one-time events and are expected to vary from year to year.

During 2018, the Company sold a substantial bond holding.  The bond holding was initially acquired during 2016 over a period of time at a deep discount, with an average cost of 25% of its par value.  During the third quarter of 2018, the value of this security had recovered sufficiently enough that Management determined the time was right to sell a majority of the holding, realizing a gain of approximately $10 million. At December 31, 2018, the Company still holds $5 million of par value of this security at a cost basis of $651,000.

The 2018 realized gains from real estate are the result of the Company selling three real estate parcels.  The 2017 realized gains from real estate are mainly attributable to the sale of two real estate parcels, which produced realized gains of approximately $3.5 million.

During 2018 and 2017, realized gains were offset by other-than-temporary impairments of $300,000 and $762,161, respectively.  The other-than-temporary impairments were taken as a result of Management’s assessment and consideration of the length of time the securities have remained in an unrealized loss position and as a result of management’s analysis and determination of value.  The investments were written down to better reflect their current estimated fair value.

Realized investment gains are the result of one-time events and are expected to vary from year to year.

As a result of adopting ASU 2016-01, the 2018 net investment gains included an increase in the fair value of equity securities of $10.4 million.  The 2017 increase in the fair value of equity securities of $8.4 million was included in the change in net unrealized investment gains in other comprehensive income. See Note 2 to the Consolidated Financial Statements for details regarding the components of net investments gains (losses) and the change in net unrealized gains (losses) from investments.

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

The reclassification of the change in the fair value of equity securities to a component of net income, as a result of ASU 2016-01, resulted in several larger variances when comparing current and prior year numbers.  As a result of ASU 2016-01, approximately $10.4 million of unralized gains from the change in the fair value of equity securities was reported as a component of net income in 2018 rather than as a component of accumulated other comprehensive income.  If you excluded the change in the fair value of equity securities from the calculations, the revenues and expenses, as a percentage of the total, are comparable from the current and prior year.

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

Expenses

The Company reported total benefits and other expenses of $24.8 million and $25.4 million for the twelve-month periods ended December 31, 2018 and 2017, respectively. Benefits, claims and settlement expenses represented approximately 63% and 66% of the Company’s total expenses for 2018 and 2017, respectively.  The other major expense category of the Company is operating expenses, which represented 34% and 31% of the Company’s total expenses for 2018 and 2017, respectively.

Benefits, claims and settlement expenses, net of reinsurance benefits, decreased approximately 8% in 2018 compared to 2017.  The decrease primarily relates to changes in the Company’s death claim experience.  Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

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

Operating expenses increased approximately 9% in 2018 as compared to 2017.  When analyzing 2018 and 2017 results, the operating expenses in two of the major expense categories, salaries and charitable contributions, were higher in 2018 and driving the variance from the prior year to the current year . The increase in salary expense is the result of increased bonuses paid to employees and officers of the Company. Bonuses are not contractual or dependent upon meeting certain financial goals. They are not necessarily paid each year, and when they are paid, the amounts will vary depending on the decision of Management, the Compensation Committee, and the Board of Directors. Charitable contributions are a function of the Company’s earnings. Expenses in all of the other categories were comparable for the current and prior year.

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

The following table reflects, by investment category, the investments held by the Company as of December 31:

	2018	As a % of Total Investments	As a % of Total Assets

Fixed maturities	$160,960,784	48%	41%
Equity securities	79,783,099	24%	20%
Mortgage loans	9,069,111	3%	2%
Real estate	52,518,577	16%	13%
Notes receivable	23,717,312	7%	6%
Policy loans	9,204,222	2%	3%
Total investments	$335,253,105	100%	85%

	2017	As a % of Total Investments	As a % of Total Assets

Fixed maturities	$178,555,225	53%	44%
Equity securities	58,848,491	18%	15%
Mortgage loans	17,314,477	5%	4%
Real estate	50,504,550	15%	12%
Notes receivable	19,004,016	6%	5%
Policy loans	9,559,142	3%	2%
Total investments	$333,785,901	100%	82%

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

The Company’s total investments represented 85% and 82% of the Company’s total assets as of December 31, 2018 and 2017, respectively. Fixed maturities consistently represented a substantial portion, 48% and 53%, respectively, of the total investments during 2018 and 2017.  The overall investment mix, as a percentage of total investments, remained fairly consistent when comparing the investments held as of December 31, 2018 and 2017.

As of December 31, 2018, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market value, with changes in market value charged directly to the other comprehensive component of shareholders' equity.  Changes in the market value of available for sale securities resulted in net unrealized gains (losses) of approximately $(7.7) million and $17.2 million as of December 31, 2018 and 2017, respectively. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the market place.

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

Parent Company Liquidity

UTG is a holding company that has no day-to-day operations of its own.  Cash flows from UTG’s insurance subsidiary, UG, are used to pay costs associated with maintaining the Company in good standing with states in which it does business and purchasing outstanding shares of UTG stock.  UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  As of December 31, 2018 and 2017, substantially all of the consolidated shareholders’ equity represents net assets of its subsidiaries.  In 2018, the Parent company received $5 million in dividends from its insurance subsidiary and $2 million in 2017. Certain restrictions exist on the payment of dividends from the insurance subsidiary to the Parent company.  For further information regarding the restrictions on the payment of dividends by the insurance subsidiary, see Note 9 – Shareholders’ Equity in the Notes to the Consolidated Financial Statements.  Although these restrictions exist, dividend availability from the insurance subsidiary has historically been sufficient to meet the cash flow needs of the Parent company.

Insurance Subsidiary Liquidity

Sources of cash flows for the insurance subsidiary primarily consist of premium and investment income.  Cash outflows from operations include policy benefit payments, administrative expenses, taxes and dividends to the Parent company.

Short-Term Borrowings

An additional source of liquidity to the Parent company and its subsidiaries is the line of credit facilities extended to them. As of December 31, 2018 and 2017, the Company and its subsidiaries had available $18 million in line of credit facilities.  The Company did not utilize its available credit facilities during 2017 or 2018.  For additional information regarding the line of credit facilities, see Note 7 – Credit Arrangements in the Notes to the Consolidated Financial Statements.

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

Consolidated Liquidity

Cash used in operating activities was approximately $5.4 million and $13.2 million in 2018 and 2017, respectively.  Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline.  Management anticipates future cash flows from operations to remain similar to historic trends.

During 2018 and 2017, the Company’s investing activities provided net cash of approximately $2 million and $27 million, respectively. The Company recognized proceeds of approximately $107.7 million and $56.2 million from investments sold and matured in 2018 and 2017, respectively.  The Company used approximately $105.7 million and $29.2 million to acquire investments.  The net cash provided by investing activities is expected to vary from year to year depending on market conditions and management’s ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was approximately $1.9 million and $3.5 million during 2018 and 2017, respectively. As of December 31, 2018, the Company had no debt outstanding with third parties.

The Company had cash and cash equivalents of approximately $20.2 million and $25.4 million as of December 31, 2018 and 2017, respectively.  The Company has a portfolio of marketable fixed and equity securities that are available for sale, if an unexpected event were to occur.  These securities had a fair value of approximately $240.7 million and $238 million at December 31, 2018 and 2017, respectively. However, the strong cash flows from investing activities, investment maturities and the availability of the line of credit facilities make it unlikely that the Company would need to sell securities for liquidity purposes.  See Note 2 – Investments in the Notes to the Consolidated Financial Statements for detailed disclosures regarding the Company’s investment portfolio.

Management believes the overall sources of liquidity available will be sufficient to satisfy its financial obligations.

Capital Resources

The Company’s capital structure consists of available short-term debt, long-term debt and shareholders’ equity. A complete analysis and description of the short-term and long-term debt issues available as of December 31, 2018 and 2017 are presented in Note 7 – Credit Arrangements in the Notes to the Consolidated Financial Statements.

The Company had $0 debt outstanding as of December 31, 2018 and 2017.

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

At December 31, 2018, UG has a ratio of approximately 5.20, which is 520% of the authorized control level.  Accordingly, the Company meets the RBC requirements.

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. At a meeting of the Board of Directors in September of 2018, the Board of Directors of UTG authorized the repurchase of up to an additional $1.5 million of UTG’s common stock, for a total repurchase of $16 million. Repurchased shares are available for future issuance for general corporate purposes. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2018, the Company repurchased 50,922 shares through the stock repurchase program for approximately $1,329,148. Through December 31, 2018, UTG has spent approximately $13.9 million in the acquisition of 1,140,106 shares under this program.

Shareholders’ equity was approximately $106 million and $110 million as of December 31, 2018 and 2017, respectively. Total shareholders' equity decreased approximately 3% in 2018 compared to 2017.  The decrease is primarily attributable to the change in accumulated other comprehensive income and retained earnings. As of December 31, 2018 and 2017, the Company reported  accumulated other comprehensive income of approximately $62,000 and $32.9 million, respectively.The decrease is the result of the adoption of ASU 2016-01 and a decline in the market value of fixed maturity securities.

Effective January 1, 2018, the Company adopted ASU 2016-01. As a result equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income; rather, all changes in the fair value of equity securities are now recognized in net income. The Company reclassified approximately $18.3 million of unrealized gains from equity securities from being a component of accumulated other comprehensive income to a component of retained earnings.

At December 31, 2018, accumulated other comprehensive income was reduced by approximately $14.6 million as a result of unrealized losses on fixed maturity securities. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the market place.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and
Shareholders of UTG, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of UTG, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Brown Smith Wallace, LLP

We have served as the Company’s auditor since 2005.
St. Louis, Missouri
March 26, 2019

UTG, Inc.
Consolidated Balance Sheets
As of December 31, 2018 and 2017

ASSETS

	2018	2017

Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $160,895,869 and $159,912,511)	$160,960,784	$178,555,225
Equity securities, at fair value (cost $0 and $35,712,633)	0	58,848,491
Equity securities, at fair value (cost $34,885,107 and $0)	67,664,482	0
Equity securities, at cost	12,118,617	0
Mortgage loans on real estate at amortized cost	9,069,111	17,314,477
Investment real estate, net	52,518,577	50,504,550
Notes receivable	23,717,312	19,004,016
Policy loans	9,204,222	9,559,142
Total investments	335,253,105	333,785,901

Cash and cash equivalents	20,150,162	25,434,199
Accrued investment income	2,119,882	2,990,721
Reinsurance receivables:
Future policy benefits	26,117,936	26,488,346
Policy claims and other benefits	4,053,882	3,882,047
Cost of insurance acquired	5,622,227	6,428,292
Property and equipment, net of accumulated depreciation	688,567	1,118,826
Income taxes receivable	279,333	549,851
Other assets	1,263,242	5,766,901
Total assets	$395,548,336	$406,445,084

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
Future policy benefits	$253,852,368	$259,469,205
Policy claims and benefits payable	4,267,481	3,777,175
Other policyholder funds	372,072	408,790
Dividend and endowment accumulations	14,608,838	14,601,645
Deferred income taxes	9,113,480	10,996,404
Other liabilities	6,257,387	6,760,347
Total liabilities	288,471,626	296,013,566

Shareholders' equity:
Common stock - no par value, stated value $0.001 per share. Authorized 7,000,000 shares - 3,295,870 and 3,333,377 shares issued and outstanding	3,296	3,333
Additional paid-in capital	36,567,865	37,536,164
Retained earnings	69,708,901	39,040,456
Accumulated other comprehensive income	62,495	32,952,338
Total UTG shareholders' equity	106,342,557	109,532,291
Noncontrolling interest	734,153	899,227
Total shareholders' equity	107,076,710	110,431,518
Total liabilities and shareholders' equity	$395,548,336	$406,445,084
See accompanying notes.

UTG, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2018 and 2017

	2018	2017

Revenue:
Premiums and policy fees	$10,076,351	$10,413,346
Ceded reinsurance premiums and policy fees	(2,862,701)	(2,955,989)
Net investment income	11,202,668	11,700,998
Other income	400,034	458,663
Revenues before net investment gains (losses)	18,816,352	19,617,018
Net investment gains (losses):
Other-than-temporary impairments	(300,000)	(762,161)
Other realized investment gains, net	12,340,077	9,879,286
Change in fair value of equity securities	10,416,758	0
Total net investment gains	22,456,835	9,117,125
Total revenues	41,273,187	28,734,143

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	16,751,922	17,428,286
Ceded reinsurance benefits and claims	(2,610,586)	(1,893,986)
Annuity	1,044,397	975,196
Dividends to policyholders	390,368	370,847
Commissions	(147,922)	(145,722)
Amortization of cost of insurance acquired	806,065	839,105
Operating expenses	8,531,113	7,854,301
Total benefits and other expenses	24,765,357	25,428,027

Income before income taxes	16,507,830	3,306,116
Income tax expense (benefit)	3,907,536	(1,507,016)

Net income	12,600,294	4,813,132

Net income attributable to noncontrolling interest	(209,177)	(2,983)

Net income attributable to common shareholders	$12,391,117	$4,810,149

Amounts attributable to common shareholders:

Basic income per share	$3.75	$1.44

Diluted income per share	$3.75	$1.44

Basic weighted average shares outstanding	3,307,448	3,346,774

Diluted weighted average shares outstanding	3,307,448	3,346,774

See accompanying notes.

UTG, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2018 and 2017

	2018	2017

Net income	$12,600,294	$4,813,132

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	(7,744,899)	17,174,126
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	1,626,429	(6,010,944)
Deferred tax adjustment from tax rate change	0	5,842,290
Unrealized holding gains (losses) arising during period, net of tax	(6,118,470)	17,005,472

Less reclassification adjustment for gains included in net income	(10,751,955)	(6,779,732)
Tax expense for gains included in net income	2,257,911	2,372,906
Reclassification adjustment for gains included in net income, net of tax	(8,494,044)	(4,406,826)
Subtotal: Other comprehensive income (loss), net of tax	(14,612,514)	12,598,646

Comprehensive income (loss)	(2,012,220)	17,411,778

Less comprehensive income attributable to noncontrolling interests	(209,177)	(2,983)

Comprehensive income (loss) attributable to UTG, Inc.	$(2,221,397)	$17,408,795

See accompanying notes.

UTG, Inc.
Consolidated Statements of Shareholders' Equity

Year ended December 31, 2018	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity

Balance at December 31, 2017	$3,333	$37,536,164	$39,040,456	$32,952,338	$899,227	$110,431,518
Adoption of Accounting Standards Update No 2016-01 (Note 1)	0	0	18,277,328	(18,277,328)	0	0
	3,333	37,536,164	57,317,784	14,675,010	899,227	110,431,518
Common stock issued during year	13	360,799	0	0	0	360,812
Treasury shares acquired and retired	(50)	(1,329,098)	0	0	0	(1,329,148)
Net income attributable to common shareholders	0	0	12,391,117	0	0	12,391,117
Unrealized holding loss on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(14,612,515)	0	(14,612,515)
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	(374,252)	(374,252)
Gain attributable to noncontrolling interest	0	0	0	0	209,178	209,178
Balance at December 31, 2018	$3,296	$36,567,865	$69,708,901	$62,495	$734,153	$107,076,710

Year ended December 31, 2017	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2017	$3,350	$37,878,712	$34,230,307	$20,353,692	$1,835,781	$94,301,842
Common stock issued during year	13	261,474	0	0	0	261,487
Treasury shares acquired and retired	(30)	(604,022)	0	0	0	(604,052)
Net income attributable to common shareholders	0	0	4,810,149	0	0	4,810,149
Unrealized holding loss on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	12,598,646	0	12,598,646
Contributions	0	0	0	0	0	-
Distributions	0	0	0	0	(939,537)	(939,537)
Gain attributable to noncontrolling interest	0	0	0	0	2,983	2,983
Balance at December 31, 2017	$3,333	$37,536,164	$39,040,456	$32,952,338	$899,227	$110,431,518

See accompanying notes.

UTG, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2018 and 2017

	2018	2017
Cash flows from operating activities:
Net income attributable to common shares	$12,391,117	$4,810,149
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	(142,519)	94,608
Other-than-temporary impairments	300,000	762,161
Realized investment gains, net	(12,340,077)	(9,879,286)
Change in fair value of equity securities	(10,416,758)	0
Unrealized trading (gains) losses included in income	0	111,531
Realized trading (gains) losses included in income	0	(110,470)
Amortization of cost of insurance acquired	806,065	839,105
Depreciation	1,067,297	701,809
Net income attributable to noncontrolling interest	209,177	2,983
Charges for mortality and administration of universal life and annuity products	(6,602,846)	(6,636,270)
Interest credited to account balances	4,221,969	4,346,943
Change in accrued investment income	870,839	(117,871)
Change in reinsurance receivables	198,575	556,891
Change in policy liabilities and accruals	(2,237,947)	(2,794,247)
Change in income taxes receivable (payable)	270,518	673,831
Change in other assets and liabilities, net	5,985,699	(6,560,115)
Net cash provided by (used in) operating activities	(5,418,891)	(13,198,248)
Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	66,408,611	29,744,619
Equity securities	2,169,989	7,479,886
Mortgage loans	8,878,073	1,840,610
Real estate	14,341,204	13,014,387
Notes receivable	6,783,702	2,170,322
Policy loans	1,599,896	1,951,222
Short-term investments	7,549,076	0
Total proceeds from investments sold and matured	107,730,551	56,201,046
Cost of investments acquired:
Fixed maturities available for sale	(56,940,883)	(15,615,699)
Equity securities	(12,687,839)	(3,275,532)
Mortgage loans	(91,954)	(360,531)
Real estate	(15,704,151)	(4,226,106)
Notes receivable	(11,496,998)	(4,297,853)
Policy loans	(1,244,976)	(1,440,230)
Short-term investments	(7,549,076)	0
Total cost of investments acquired	(105,715,877)	(29,215,951)
Purchase of property and equipment	0	0
Net cash provided by (used in) investing activities	2,014,674	26,985,095
Cash flows from financing activities:
Policyholder contract deposits	4,696,980	4,812,703
Policyholder contract withdrawals	(5,234,212)	(4,139,797)
Payments of principal on notes payable/line of credit	0	(2,900,000)
Purchase of treasury stock	(1,329,148)	(604,052)
Issuance of stock	360,812	261,487
Noncontrolling contributions/(distributions) of consolidated subsidiary	(374,252)	(939,537)
Net cash provided by (used in) financing activities	(1,879,820)	(3,509,196)
Net increase (decrease) in cash and cash equivalents	(5,284,037)	10,277,651
Cash and cash equivalents at beginning of year	25,434,199	15,156,548
Cash and cash equivalents at end of year	$20,150,162	$25,434,199

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

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At December 31, 2018, Mr. Correll owns or controls directly and indirectly approximately 65.29% of UTG’s outstanding stock.

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

Equity Securities at Fair Value – Investments in equity securities, which include common and preferred stocks, are reported at fair value with unrealized gains and losses reported as a component of net income (loss) upon adoption of ASU 2016-01.

Equity Securities at Cost – The Company adopted ASU 2016-01 during the current year and transferred equity securities of $12,118,617, that do not have a readily determinable fair value, from equity securities at fair value to equity securities at cost on the financial statements.  There was no impact to the Consolidated Statements of Operations or net Shareholders' Equity as a result of the change. These investments are reported at their cost basis, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

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

Property and Equipment - Company-occupied property, data processing equipment and furniture and office equipment are stated at cost less accumulated depreciation of  $5,655,593 and $5,225,333 at December 31, 2018 and 2017, respectively. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of 3 to 30 years.  Depreciation expense was $430,260 and $446,117 for the years ended December 31, 2018 and 2017, respectively.

Future Policy Benefits and Expenses - The liabilities for traditional life insurance and accident and health insurance policy benefits are computed using a net level method. These liabilities include assumptions as to investment yields, mortality, withdrawals, and other assumptions based on the life insurance subsidiary’s experience adjusted to reflect anticipated trends and to include provisions for possible unfavorable deviations. The Company makes these assumptions at the time the contract is issued or, in the case of contracts acquired by purchase, at the purchase date.  Future policy benefits for individual life insurance and annuity policies are computed using interest rates ranging from 2.0% to 6.0% for life insurance and 2.5% to 7.5% for annuities. Benefit reserves for traditional life insurance policies include certain deferred profits on limited-payment policies that are being recognized in income over the policy term. Policy benefit claims are charged to expense in the period that the claims are incurred. The mortality rate assumptions for policies currently issued by the Company are based on 2001 select and ultimate tables.  Withdrawal rate assumptions are based upon Linton B or C, which are industry standard actuarial tables for forecasting assumed policy lapse rates.

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges.  Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances.  Interest crediting rates for universal life and interest sensitive products range from 3.0% to 6.0% as of December 31, 2018 and 2017.

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

In August 2018, the FASB issued Accounting Standards Update No. 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts or ASU 2018-12.  ASU 2018-12 significantly changes how insurers account for long-duration insurance contracts. The new guidance will require insurers to review and update, if necessary, the assumptions used to measure insurance liabilities periodically, rather than retain assumptions used at contract inception. The updated guidance also changes the recognition and measurement of deferred acquisition costs (DAC) and created a new category of benefit features called market risk benefits (MRB) that will be measured at fair value. The guidance also significantly expands the disclosure requirements for long-duration contracts.  The ASU is effective for fiscal years, and interim periods within those years, for years beginning after December 15, 2020 and early adoption is permitted.  The guidance on measuring the liabilities for future policy benefits and DAC will be adopted on a modified retrospective basis as of the earliest period presented in the year of adoption. The guidance on MRB will be adopted on a retrospective basis as of the earliest period presented in the year of adoption. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Non-Employee Share Based Payment Accounting or ASU 2018-07. The amendment in ASU 2018-07 simplifies the accounting for nonemployee share based payments by aligning the measurement and classification guidance for share based payments to nonemployees with share based payments to employees. Under this guidance, the measurement of equity classified awards will be fixed at the grant date. This guidance is effective in annual periods beginning after December 15, 2018. The Company has evaluated the impact of the ASU, and determined that it does not significantly impact the Company’s financial statements.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income or ASU 2018-02.  ASU 2018-02 was issued as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”) on December 22, 2017.  Accounting guidance required deferred tax items to be revalued based on the new tax laws (the most significant of which reduced the corporate tax rate to 21% percent from 35% percent) and to include the change in income from continuing operations.  ASU 2018-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted.  The Company adopted ASU 2018-02 for the year ended December 31, 2017.

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

Note 2 – Investments

Available for Sale Securities – Fixed Maturity and Equity Securities

The following tables provide a summary of fixed maturities available for sale by original or amortized cost and estimated fair value:

December 31, 2018	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$25,649,410	$149,006	$(138,222)	$25,660,194
U.S. special revenue and assessments	16,350,486	334,300	(4,406)	16,680,380
All other corporate bonds	118,895,973	2,569,287	(2,845,050)	118,620,210
Total	$160,895,869	$3,052,593	$(2,987,678)	$160,960,784

December 31, 2017	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$2,679,325	$33,802	$(73,530)	$2,639,597
U.S. special revenue and assessments	9,012,232	620,789	0	9,633,021
All other corporate bonds	148,220,954	18,359,816	(298,163)	166,282,607
	159,912,511	19,014,407	(371,693)	178,555,225
Equity securities (1)	35,712,633	23,648,201	(512,343)	58,848,491
Total	$195,625,144	$42,662,608	$(884,036)	$237,403,716

(1) Effective January 1, 2018, the Company adopted ASU 2016-01 and equity securities are no longer classified as available-for-sale. Prior periods have not been restated to conform to the current presentation. See Note 1 to the Consolidated Financial Statements for additional information.

The following table provides a summary of fixed maturities by contractual maturity as of December 31, 2018. Actual maturities could differ from contractual maturities due to call or prepayment provisions:

Fixed Maturities Available for Sale December 31, 2018	Amortized Cost	Estimated Fair Value

Due in one year or less	$6,498,249	$6,537,005
Due after one year through five years	43,015,419	44,106,710
Due after five years through ten years	60,011,083	60,985,500
Due after ten years	51,371,118	49,331,569
Total	$160,895,869	$160,960,784

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

The Company held below investment grade investments with an estimated market value of $2,618,594 and $21,108,077 as of December 31, 2018 and December 31, 2017, respectively. The investments are all classified as “All other corporate bonds”.

The fair value of investments with sustained gross unrealized losses at December 31, 2018 and 2017 are as follows:

December 31, 2018	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$6,429,700	(49,904)	$1,592,679	(88,318)	$8,022,379	(138,222)
U.S. special revenue and assessments	4,023,920	(4,406)	0	0	4,023,920	(4,406)
All other corporate bonds	49,270,729	(2,033,507)	15,337,739	(811,543)	64,608,468	(2,845,050)
Total fixed maturities	$59,724,349	(2,087,817)	$16,930,418	(899,861)	$76,654,767	(2,987,678)

December 31, 2017	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$0	0	$1,604,987	(73,530)	$1,604,987	(73,530)
All other corporate bonds	9,732,635	(91,757)	11,164,317	(206,406)	20,896,952	(298,163)
Total fixed maturities	$9,732,635	(91,757)	$12,769,304	(279,936)	$22,501,939	(371,693)
Equity securities (1)	$4,130,260	(270,774)	$1,526,868	(241,569)	$5,657,128	(512,343)

The following table provides additional information regarding the number of securities that were in an unrealized loss position for greater than or less than twelve months:

	Less than 12 months	12 months or longer	Total
As of December 31, 2018
Fixed maturities	30	10	40
As of December 31, 2017
Fixed maturities	6	6	12
Equity securities (1)	2	2	4

(1) Effective January 1, 2018, the Company adopted ASU 2016-01 and equity securities are no longer classified as available-for-sale. Prior periods have not been restated to conform to the current presentation. See Note 1 to the Consolidated Financial Statements for additional information.

Substantially all of the unrealized losses on fixed maturities available for sale at December 31, 2018 and 2017 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The unrealized losses on equity investments were primarily attributable to normal market fluctuations.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of  December 31, 2018 and 2017.

Cost Method Investments

The Company held equity investments with an aggregate cost of $12,118,617 at December 31, 2018.  These equity investments were not reported at fair value because it is not practicable to estimate their fair values due to insufficient information being available. Management did not identify any events or changes in circumstances that might have a significant adverse effect on the reported value of those investments.  Based on Management's evaluation of the expected cash flow of the investments, and the Company's ability and intent to hold the investments for a reasonable period of time, the Company does not deem an other-than-temporary impairment necessary at December 31, 2018.

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Consolidated Statements of Operations.  Trading Securities included exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities were securities sold short.  A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, was recognized upon the termination of the short sale.  Earnings from trading securities were classified in cash flows from operating activities. The Company did not hold any trading securities at December 31, 2018 or 2017.

The following table reflects trading securities revenue charged to net investment income for the periods ended December 31:

	2018	2017

Net unrealized gains (losses)	$0	$(111,531)
Net realized gains (losses)	0	110,470
Net unrealized and realized gains (losses)	$0	$(1,061)

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

During 2018 and 2017, the Company acquired $91,954 and $360,531 in mortgage loans, respectively, of participation mortgage loans.  FSNB services the majority of the Company’s mortgage loan portfolio. The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

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

The Company has in place a monitoring system to provide Management with information regarding potential troubled loans.  Letters are sent to each mortgagee when the loan becomes 30 days or more delinquent.  Management is provided with a monthly listing of loans that are 60 days or more past due.  All loans 90 days or more past due are placed on a non-performing status and classified as delinquent loans.  Quarterly, coinciding with external financial reporting, the Company reviews each delinquent loan and determines how each delinquent loan should be classified.  Management believes the current internal controls surrounding the mortgage loan selection process provide a quality portfolio with minimal risk of foreclosure and/or negative financial impact.

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

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The mortgage loan reserve was $0 at December 31, 2018 and December 31, 2017.

The following table summarizes the mortgage loan holdings of the Company for the periods ended December 31:

	2018	2017

In good standing	$7,169,272	$15,310,941
Overdue interest over 90 days	1,899,839	0
Restructured	0	0
In process of foreclosure	0	2,003,536
Total mortgage loans	$9,069,111	$17,314,477
Total foreclosed loans during the year	$0	$0

Investment Real Estate

Investment Real estate acquired through foreclosure, consisting of properties obtained through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, is reported on an individual asset basis at the lower of cost or fair value, less disposal costs. Fair value is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. When properties are acquired through foreclosure, any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is recognized and charged to the Consolidated Statements of Operations. Based upon Management’s evaluation of the real estate acquired through foreclosure, additional expense is recorded when necessary in an amount sufficient to reflect any declines in estimated fair value. Gains and losses recognized on the disposition of the properties are recorded as realized gains and losses in the Consolidated Statements of Operations.

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. The valuation allowance as of December 31, 2018 and 2017 was $0. Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status.

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

Analysis of Investment Operations

The following table reflects the Company’s net investment income for the periods ended December 31:

	2018	2017

Fixed maturities	$7,273,157	$8,685,698
Equity securities	1,628,649	1,213,922
Trading securities	0	(1,061)
Mortgage loans	1,234,115	1,191,865
Real estate	2,771,348	1,990,844
Notes receivable	979,742	1,322,675
Policy loans	646,993	664,116
Cash and cash equivalents	355,276	23,445
Short-term	18,159	1,263
Total consolidated investment income	14,907,439	15,092,767
Investment expenses	(3,704,771)	(3,391,769)
Consolidated net investment income	$11,202,668	$11,700,998

The following table presents the Company’s net realized investments gains (losses) and the change in net unrealized gains on available-for-sale investments for the periods ended December 31:

	2018	2017

Realized gains on available-for-sale investments:
Sales of fixed maturities	$11,708,320	$3,950,014
Sales of equity securities (1)	0	2,902,278
Sales of real estate	1,588,122	3,622,519
Other	0	0
Total realized gains	13,296,442	10,474,811
Realized losses on available-for-sale investments:
Sales of fixed maturities	(956,365)	(72,560)
Sales of equity securities (1)	0	0
Sales of real estate	0	(522,965)
Other-than-temporary impairments	(300,000)	(762,161)
Other	0	0
Total realized losses	(1,256,365)	(1,357,686)
Net realized investment gains (losses)	12,040,077	9,117,125
Change in fair value of equity securities: (1)
Realized gains (losses) on equity securities sold during the period (1)	0	0
Change in fair value of equity securities held at the end of the period	10,416,758	0
Change in fair value of equity securities (1)	10,416,758	0
Net investment gains (losses)	$22,456,835	$9,117,125
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$(7,744,899)	$3,470,929
Equity securities (1)	0	13,703,197
Net increase (decrease)	$(7,744,899)	$17,174,126

(1) Effective January 1, 2018, the Company adopted ASU No. 2016-01. As a result, equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income; rather, all changes in the fair value of equity securities are now recognized in net income. Prior periods have not been restated to conform to the current presentation. See Note 1.

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

The other-than-temporary impairments recognized during 2017 and 2018 were taken as a result of Management's assessment and determination of value of the investments. The investments were written down to better reflect their current expected value.

Based on Management’s review of the investment portfolio, the Company recorded the following losses for other-than-temporary impairments in the Consolidated Statements of Operations for the periods ended December 31:

	2018	2017

Other than temporary impairments:
Real estate	$300,000	$690,000
Mortgage loans	0	72,161
Total other than temporary impairments	$300,000	$762,161

Investments on Deposit

The Company had investments with a fair value of $8,317,514 and $8,642,633 on deposit with various state insurance departments as of December 31, 2018 and 2017, respectively.

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

The Company’s investments in fixed maturity securities available for sale, equity securities and trading securities assets and liabilities are carried at fair value.  The following are the Company’s methodologies and valuation techniques for assets and liabilities measured at fair value.

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

The following table presents the Company’s assets and liabilities measured at fair value in the consolidated balance sheet on a recurring basis as of December 31, 2018.

	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$25,660,194	$134,865,746	$434,844	$160,960,784
Equity Securities	27,634,283	10,557,031	29,473,168	67,664,482
Total	$53,294,477	$145,422,777	$29,908,012	$228,625,266

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

	Fixed Maturities, Available for Sale	Equity Securities (1)	Total

Balance at December 31, 2017	$478,389	$30,655,831	$31,134,220
Transfers in to Level 3	0	0	0
Transfer out of Level 3	0	(5,118,600)	(5,118,600)
Total unrealized gain (losses):
Included in net income (loss)	0	4,633,751	4,633,751
Included in other comprehensive income	0	0	0
Purchases	0	1,505,250	1,505,250
Sales	(43,545)	(2,203,064)	(2,246,609)
Balance at December 31, 2018	$434,844	$29,473,168	$29,908,012

(1) Effective January 1, 2018, the Company Adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale. Prior periods have not been restated to conform to the current presentation. See Note 1 to the Consolidated Financial Statements for additional information.

	December 31, 2018	December 31, 2017
Change in fair value of equity securities included in net income (loss) relating to assets held	$4,633,751	$0

The Level 3 securities include one fixed maturity and certain equity securities with unobservable inputs. The Company computed fair value of Level 3 equity investments based on a review of current financial information, earnings trends and similar companies in the same industries.

The Company transferred certain cost method investments out of Level 3 during 2018.  Transfers occur when there is a lack of observable market information.

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

	December 31, 2018		December 31, 2017
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Equity securities	$12,118,617	$12,118,617	$0	$0
Mortgage loans on real estate	9,069,111	9,069,111	17,314,477	17,314,477
Investment real estate	52,518,577	52,518,577	50,504,550	50,504,550
Notes receivable	23,717,312	23,717,312	19,004,016	19,004,016
Policy loans	9,204,222	9,204,222	9,559,142	9,559,142
Cash and cash equivalents	20,150,162	20,150,162	25,434,199	25,434,199

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

A portion of the mortgage loans balance consists of discounted mortgage loans. The Company has historically purchased non-performing discounted mortgage loans at a deep discount through an auction process led by the Federal Government.  In general, the discounted loans are non-performing and there is a significant amount of uncertainty surrounding the timing and amount of cash flows to be received by the Company.  Accordingly, the Company records its investment in the discounted loans at its original purchase price, which Management believes approximates fair value.  The inputs used to measure the fair value of our discounted mortgage loans are classified as Level 3 within the fair value hierarchy.

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

Note 4 - Reinsurance

As is customary in the insurance industry, the insurance subsidiary cedes insurance to, and assumes insurance from, other insurance companies under reinsurance agreements.  Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk.  The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it.  However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies.  The Company sets a limit on the amount of insurance retained on the life of any one person.  The Company will not retain more than $125,000, including accidental death benefits, on any one life. At December 31, 2018, the Company had gross insurance in-force of $1.1 billion of which approximately $228 million was ceded to reinsurers.  At December 31, 2017, the Company had gross insurance in-force of $1.2 billion of which approximately $242 million was ceded to reinsurers.

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

UG entered into a coinsurance agreement with Park Avenue Life Insurance Company (“PALIC”) effective September 30, 1996.  Under the terms of the agreement, UG ceded to PALIC substantially all of its then in-force paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  Under the terms of the agreement, UG sold 100% of the future results of this block of business to PALIC through a coinsurance agreement.  UG continues to administer the business for PALIC and receives a servicing fee through a commission allowance based on the remaining in-force policies each month.  PALIC has the right to assumption reinsure the business, at its option, and transfer the administration.  The Company is not aware of any such plans.  PALIC’s ultimate parent, The Guardian Life Insurance Company of America (“Guardian”), currently holds an "A++" (Superior) rating from A.M. Best.  The PALIC agreement accounts for approximately 63% of UG’s reinsurance reserve credit, as of December 31, 2018 and 2017.

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

The Company does not have any short-duration reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2018 and 2017 were as follows:

	2018	2017
	Premiums Earned	Premiums Earned

Direct	$10,074,892	$10,407,434
Assumed	1,459	5,912
Ceded	(2,862,701)	(2,955,989)
Net Premiums	$7,213,650	$7,457,357

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

	2018	2017

Cost of insurance acquired, beginning of year	$6,428,292	$7,267,397

Interest accretion	866,339	967,032
Amortization	(1,672,404)	(1,806,137)
Net amortization	(806,065)	(839,105)
Cost of insurance acquired, end of year	$5,622,227	$6,428,292

Estimated net amortization expense of cost of insurance acquired for the next five years is as follows:

	Interest Accretion	Amortization	Net Amortization
2019	769,612	1,545,518	775,906
2020	676,503	1,421,353	744,850
2021	587,120	1,302,090	714,970
2022	501,324	1,189,672	688,348
2023	418,722	1,079,979	661,257

Note 6 – Income Taxes

UTG and UG file separate federal income tax returns.

Income tax expense (benefit) consists of the following components:

	2018	2017

Current tax	$1,922,542	$751,377
Deferred tax	1,984,994	(2,258,393)
Income tax expense (benefit)	$3,907,536	$(1,507,016)

The expense for income taxes differed from the amounts computed by applying the applicable United States statutory rate of 21% and 35% as of December 31, 2018 and 2017, respectively, before income taxes as a result of the following differences:

	2018	2017

Tax computed at statutory rate	$3,466,644	$1,157,141
Changes in taxes due to:
Non-controlling interest	(43,927)	(1,044)
Small company deduction	0	(591,074)
Dividend received deduction	(170,690)	(90,698)
Tax rate change	0	(1,488,646)
Other	655,509	(492,695)
Income tax expense (benefit)	$3,907,536	$(1,507,016)

As a result of the TCJA described above in Note 1 - Summary of Significant Accounting Policies, the Company has recognized a decrease to their net deferred tax liability as of December 31, 2017 in the amount of $7,330,936. The Company has determined that no other changes are required to the deferred tax liability, and the current income tax expense is unaffected by this change in the law.

The following table summarizes the major components that comprise the deferred tax liability as reflected in the balance sheets:

	2018	2017

Investments	$6,939,758	$8,166,343
Cost of insurance acquired	1,180,668	1,349,941
Management/consulting fees	(15,724)	(27,202)
Future policy benefits	(1,670,814)	281,576
Deferred gain on sale of subsidiary	1,387,490	1,387,490
Other assets (liabilities)	65,573	59,095
Reserves adjustment	1,426,205	0
Federal tax DAC	(199,676)	(220,839)
Deferred tax liability	$9,113,480	$10,996,404

At December 31, 2018 and 2017, the Company had gross deferred tax assets of $2,723,053 and $1,027,203, respectively, and gross deferred tax liabilities of $11,836,533 and $12,023,607, respectively, resulting from temporary differences primarily related to the life insurance subsidiary.  A valuation allowance is to be provided when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded (except as noted below) relating to the Company’s deferred tax assets since, in Management’s judgment, the Company will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

The Company also has a deferred tax asset of $43,717 and $118,693 relating to an AMT tax carryforward as of December 31, 2018 and 2017, respectively.  As a result of the changes to the Alternative Minimum Tax and corresponding credits resulting from the TCJA, Management has determined that an allowance against this asset is no longer required.

The Company’s Federal income tax returns are periodically audited by the Internal Revenue Service (“IRS”). There are currently no examinations in process, nor is Management aware of any pending examination by the IRS.  The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities. Such tax positions initially and subsequently need to be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company has evaluated its tax positions, expiring statutes of limitations, changes in tax law and new authoritative rulings and believes that no disclosure relative to a provision of income taxes is necessary, at this time, to cover any uncertain tax positions. Tax years that remain subject to examination are the years ended December 31, 2015, 2016, 2017 and 2018.

The Company classifies interest and penalties on underpayment of income taxes as income tax expense.  No interest or penalties were included in the reported income taxes for the years presented.  The Company is not aware of any potential or proposed changes to any of its tax filings.

Note 7 – Credit Arrangements

At December 31, 2018 and 2017, the Company had the following lines of credit available:

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2017	Borrowings	Repayments	December 31, 2018

Lines of Credit:
UTG	11/20/2013	11/20/2019	$8,000,000	$0	0	0	$0
UG	6/2/2015	5/10/2019	10,000,000	0	0	0	0

The UTG line of credit carries interest at a fixed rate of 5.125% and is payable monthly. As collateral, UTG has pledged 100% of the common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company ("UG").

During May of 2018, the Federal Home Loan Bank approved UG’s Cash Management Advance Application (“CMA”). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity.

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

The following table represents the total funding commitments and the unfunded commitment as of December 31, 2018 related to certain investments:

	Total Funding Commitment	Unfunded Commitment
RLF III, LLC	$4,000,000	$398,120
Sovereign’s Capital, LP Fund I	500,000	24,493
Sovereign's Capital, LP Fund II	1,000,000	240,566
Sovereign's Capital, LP Fund III	1,000,000	900,000
Master Mineral Holdings III, LP	4,000,000	1,700,000
Barton Springs Music, LLC	2,000,000	1,158,500

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

During 2018, the Company committed to invest in Sovereign’s Capital, LP Fund III (“Sovereign’s III”), which invests in companies in emerging markets. Sovereign’s III makes capital calls to investors as funds are needed.

During 2018, the Company committed to invest in Master Mineral Holdings III, LP (“MMH”), which purchases land for leasing opportunities to those looking to harvest natural resources.  MMH makes capital calls to its investors as funds are needed for continued land purchases.

During 2018, the Company committed to invest in Barton Springs Music, LLC (“Barton”), which invests in music royalties.  Barton makes capital calls to its investors as funds are needed to acquire the royalty rights.

Note 9 – Shareholders’ Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. At a meeting of the Board of Directors in September of 2018, the Board of Directors of UTG authorized the repurchase of up to an additional $1.5 million of UTG's common stock, for a total repurchase of $16 million. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2018, the Company repurchased 50,922 shares through the stock repurchase program for $1,329,148. Through December 31, 2018, UTG has spent $13,863,728 in the acquisition of 1,140,106 shares under this program.

Director Compensation - Effective September 18, 2013, a compensation arrangement was approved whereby each outside Director annually received $8,000 as a retainer and $1,000 per meeting attended.  In September 2018 the compensation arrangement was amended, effective January 1, 2018 whereby each outside Director annually received $5,000 as a retainer and $2,500 per meeting attended.  All other provisions from the September 2013 arrangement remained the same.   The compensation is be paid in the form of UTG, Inc. common stock.  The value is determined annually on the close of business December 20th or the next business day should December 20th be a weekend or holiday, based on the activity of the year just ending.  Reasonable travel expenses are reimbursed in cash as incurred.  UTG’s Director Compensation policy provides that Directors who are employees of UTG or its affiliates do not receive any compensation for their services as Directors except for reimbursement for reasonable travel expenses for attending each meeting.

In December of 2018, the Company issued 2,994 shares of its common stock as compensation to the Directors. The shares were valued at $32.50 per share, the market value at the date of issue. During 2018, the Company recorded $97,305 in operating expense related to the stock issuance.  In December of 2017, the Company issued 2,560 shares of its common stock as compensation to the Directors. The shares were valued at $25.00 per share, the market value at the date of issue. During 2017, the Company recorded $64,000 in operating expense related to the stock issuance.

Other Compensation - During 2018, the Company issued 10,421 shares of stock to management and employees as compensation at a cost of $263,507.  During 2017, The Company issued 11,285 shares of stock to management and employees as compensation at a cost of $197,487.  These awards are determined at the discretion of the Board of Directors.

Earnings Per Share - The following is a reconciliation of basic and diluted weighted average shares outstanding used in the computation of basic and diluted earnings per share:

	2018	2017
Basic weighted average shares outstanding	3,307,448	3,346,774
Weighted average dilutive options outstanding	0	0
Diluted weighted average shares outstanding	3,307,448	3,346,774

The computation of diluted earnings per share is the same as basic earnings per share for the years ending December 31, 2018 and 2017, as there were no outstanding securities, options or other offers that give the right to receive or acquire common shares of UTG.

Statutory Restrictions – Restrictions exist on the flow of funds to UTG from its insurance subsidiary.  Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. UG is required to maintain minimum statutory surplus of $2,500,000. At December 31, 2018, substantially all of the consolidated shareholders' equity represents net assets of UTG’s subsidiaries.

UG is domiciled in the state of Ohio. Ohio requires notification within  five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory net income or b) 10% of statutory capital and surplus.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid ordinary dividends of $5 million and $2 million to UTG in 2018 and 2017, respectively. No extraordinary dividends were paid during the two year period. UTG used the dividends received during 2018 and 2017 to purchase outstanding shares of UTG stock and for general operations of the Company.

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

The following table reflects UG’s statutory basis net income and capital and surplus (shareholders’ equity) as of December 31:

	2018	2017

Net income (loss)	$6,166,411	$5,356,483
Capital and surplus	60,024,931	54,717,987

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

On February 20, 2003, UG purchased $4 million of a trust preferred security offering issued by First Southern Bancorp, Inc. (“FSBI”).  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%. The Company received dividends of $283,151 and $259,138 during 2018 and 2017, respectively. On March 30, 2009, UG purchased $1 million of FSBI common stock.  The sale and transfer of this security is restricted by the provisions of a stock restriction and buy-sell agreement. During 2018, the Company received a preferred pay down of $440,000 leaving a cost basis of $3,560,000.

UTG has a 30.10% ownership interest in an aircraft that is jointly owned with First Southern National Bank and Bandyco, LLC. Bandyco, LLC is affiliated with the Estate of Ward F. Correll. Mr. Correll is the father of Jesse Correll and a former director of the Company. The aircraft is used for business related travel by various officers and employees of the Company. For years 2018 and 2017, UTG paid $391,851 and $328,933 for costs associated with the aircraft, respectively.

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiary. Under this arrangement, the subsidiary pays its proportionate share of expenses, based on an allocation formula. During 2018 and 2017, UG paid $7,093,227 and $7,213,590, respectively, in expenses. The Ohio Department of Insurance has approved the cost sharing agreement and it is Management’s opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

The Company from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services the Company's mortgage loans including those covered by the participation agreements.  The Company pays a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $8,393 and $11,108 in servicing fees and $0 and $0 in origination fees to FSNB during 2018 and 2017, respectively.

Effective January 1, 2017, UTG entered into a shared services contract with FSNB. Pursuant to the terms of the agreement, UTG and FSNB will utilize the services of the other’s staff in certain instances for the betterment of both entities. Personnel within departments, such as accounting, human resources, and information technology, are shared between the entities. Costs of these resources are then reimbursed between the companies.  The shared services arrangement provides benefits to both parties such as access to a greater pool of knowledgeable staff, efficiencies from elimination of redundancies and more streamlined operations.

The Company reimbursed expenses incurred by employees of FSNB relating to salaries, travel and other costs incurred on behalf of or relating to the Company and received reimbursements from FSNB. The Company paid $571,648 and $186,251 in 2018 and 2017, respectively to FSNB in net reimbursement of such costs. In addition, the Company reimburses FSNB a portion of salaries and pension costs for Mr. Correll and Mr. Ditto. The reimbursement was approved by the UTG Board of Directors and totaled $307,645 and $346,486 in 2018 and 2017, respectively, which included salaries and other benefits.

The Company rents approximately 8,000 square feet of office space, located in Stanford, Kentucky, from FSNB and pays $2,000 per month in rent. The Company paid rent of $24,000 to FSNB during 2018 and 2017.

As previously disclosed in the Notes Receivable section of Note 2 - Investments, several of the Company’s notes have participation agreements in place with third parties.  Certain participation agreements are with FSF, a related party.  The participation agreements are sold without recourse and assigned to the participant based on their pro-rata share of the principal, interest and collateral as specified in the participation agreements. The undivided participations in the notes receivable range from 20% - 50%.  The total amount of loans participated to FSF was $250,000 as of December 31, 2018 and 2017.

During 2016, UG and FSF established a partnership agreement and formed a limited liability company to purchase real estate. FSF contributed $140,000 to the partnership, which gave them a 10% ownership in the LLC. The property held by this LLC was sold in January of 2019 and the funds from the sale were subsequently distributed to the members.  The LLC is expected to be dissolved during 2019.

Note 12 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses for the periods ended December 31:

	2018	2017

Interest	$0	$0
Federal income tax	1,592,000	165,000

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

Because UTG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of December 31, 2018 and 2017, approximately 56% and 55%, respectively, of the Company’s total direct premium was collected from Illinois, Ohio, Texas and West Virginia. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 20% of total life insurance in force at December 31, 2018 and 2017, respectively.  Insurance ceded represented 35% and 36% of premium income for 2018 and 2017, respectively. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

The Company owns a variety of investments associated with the oil and gas industry.  These investments represented approximately 25% and 27% of the Company’s total invested assets at December 31, 2018 and 2017, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to Management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2018 and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

The Company’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making the assessment, Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).  Based on Management’s assessment, Management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting since December 31, 2018, in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15(e) and 15d-15(e), that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Board of Directors

In accordance with the laws of Delaware and the Certificate of Incorporation and Bylaws of UTG, as amended, UTG is managed by its executive officers under the direction of the Board of Directors.  The Board elects executive officers, evaluates their performance, works with management in establishing business objectives and considers other fundamental corporate matters, such as the issuance of stock or other securities, the purchase or sale of a business and other significant corporate business transactions.  In the fiscal year ended December 31, 2018, the Board met four times.  During 2018, all Directors attended at least 75% of all meetings of the Board and meetings of committees of the Board except Mr. Joseph Brinck.  Our Board of Directors does not have a policy requiring directors to attend annual meetings of shareholders.  All Board members attended our 2018 annual shareholders’ meeting.

The Board of Directors has an Audit Committee consisting of Messrs. Attkisson, Brinck, Harmon, and Molnar. Our Board has determined that each of the members of the Audit Committee meets the criteria for independence under the NASDAQ listing standards.  The Audit Committee performs such duties as outlined in the Company’s Audit Committee Charter.  The Audit Committee reviews and acts or reports to the Board with respect to various auditing and accounting matters, the scope of the audit procedures and the results thereof, internal accounting and control systems of UTG, the nature of services performed for UTG and the fees to be paid to the independent auditors, the performance of UTG's independent and internal auditors and the accounting practices of UTG.  The Audit Committee also recommends to the full Board of Directors the auditors to be appointed by the Board.  The Audit Committee met four times in 2018.

The Board has reviewed the qualifications of each member of the audit committee and determined two members of the committee, Randy Attkisson, and Gabriel Molnar, meet the definition of an “audit committee financial expert” as defined in Item 407 of Regulation S-K.

The Board of Directors has a Compensation Committee consisting of Messrs. Dayton and Ochs.  Our Board has determined that each of the members of the Compensation Committee meets the criteria for independence under the NASDAQ listing standards.  The Compensation Committee performs such duties as outlined in the Company’s Compensation Committee Charter.  The Compensation Committee reviews and acts or reports to the Board with respect to various compensation matters relative to the Company’s executive officers.  The Compensation Committee has the authority to delegate appropriate matters to subcommittees as the Committee may determine in its discretion.  The Compensation Committee met two times in 2018.

Under UTG’s By-Laws, the Board of Directors should be comprised of at least six and no more than eleven Directors.  At December 31, 2018, the Board consisted of eleven Directors.  Shareholders elect Directors to serve for a period of one year at UTG’s annual shareholders’ meeting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Directors and officers of UTG file periodic reports regarding ownership of Company securities with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 as amended, and the rules promulgated there under.  UTG is not aware of any individuals who filed late with the Securities and Exchange Commission during 2018.  SEC filings may be viewed from the Company’s Web site www.utgins.com.

Audit Committee Report to Shareholders

In connection with the December 31, 2018 financial statements, the audit committee: (1) reviewed and discussed the audited financial statements with Management; (2) discussed with the independent auditors the matters required by Statement on Auditing Standards No. 61, Communications with Audit Committees, as amended, (AICPA, Professional Standards, Vol. 1 AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T; and (3) received the written disclosures and the letter from its independent auditors required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the audit committee concerning independence, and has discussed with the independent auditors their independence.  Based upon these reviews and discussions, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K filed with the SEC for the last fiscal year.

Members of the Company’s Audit Committee:

Randall L. Attkisson	Committee Chairman
Joseph A. Brinck, II
Thomas E. Harmon
Gabriel J. Molnar

The following information with respect to business experience of the Board of Directors has been furnished by the respective Directors or obtained from the records of UTG.

Name, Age	Position with the Company, Business Experience and Other Directorships
Randall L. Attkisson, 73

Director of UTG since 1999; Director of First Southern Bancorp, Inc., a bank holding company, since 1986; Board Chairman of Metro Leadership Foundation since 2014; and Partner of Bluegrass Financial Holdings Subs/Affiliates since 2008.

Joseph A. Brinck, II, 63

Director of UTG since 2003; CEO of Stelter & Brinck, LTD, a full service combustion engineering and manufacturing company from 1983 to present; Salesman at Stelter & Brinck, LTD from 1979 to 1983; President of Superior Thermal, LTD from 1990 to present; President of Sanctity of Life Foundation since 2001 and Vice President of Ruah Woods Ministry since 2009.

Jesse T. Correll, 62

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

Preston H. Correll, 38

Founder of Marksbury Farm Market based in Bryantsville, Kentucky. He also owns and operates St. Asaph Farm in Stanford, Kentucky and focuses on sustainable farming and raising natural meat.  He spent a year and a half in India working with the Good Samaritans ministry and now serves on the board of the Friends of the Good Samaritans. Director of UTG, Inc. since December 2018.

John M. Cortines, 30

Chief Operating Officer of Generous Giving. A native of Texas, John began his career as a Petroleum Engineer, most recently with Chevron. While studying at Harvard Business School, John began a journey of discovery on the intersection of faith and wealth which culminated in a decision to leave behind a lucrative post-MBA job to work, speak, and write full-time on generosity. Director of UTG, Inc. since December 2018.

Thomas F Darden, II, 64

Founder and CEO of Cherokee, and investment company that invests in both private equity and venture capital. Beginning in 1984 Mr. Darden served for 16 years as the Chairman of Cherokee Sanford Group, a brick manufacturing and soil remediation company. From 1981 to 1983 he was a consultant with Bain & Company in Boston. From 1977 to 1978 he worked as an environmental planner for the Korea Institute of Science and Technology in Seoul, where he was a Henry Luce Foundation Scholar. Mr. Darden is on the Boards of Shaw University, the Institute for the Environment at the University of North Carolina and the Board of Governors of the Research Triangle Institute. Mr. Darden Earned a Masters in Regional Planning from the University of North Carolina, a Juris Doctor from the Yale Law School and a Bachelor of Arts from the University of North Carolina where he was a Morehead Scholar. Director of UTG, Inc. since June 2018.

Howard L. Dayton, Jr., 75

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

Thomas E. Harmon, 64

Director of UTG and Universal Guaranty Life Insurance Company since March 2016.  Mr. Harmon is the owner and President of Harmon Foods, Inc., a chain of retail supermarkets, for the past 40 years.  Mr. Harmon has been active in many charitable organizations over the years, most recently serving as a Board Member with Amigos En Cristo Ministries, an organization serving one of the most disadvantaged parts of the world – Juarez, Mexico.

Gabriel J. Molnar, 32

Director of UTG, Inc. since June 2017; CFO of Capstone Realty, Inc. since 2014; Analyst for Procter & Gamble in 2013; Sr. Associate for Price Waterhouse Coopers from 2009 to 2012. Currently holds a CPA license, in addition to a real estate sales license in Kentucky.

Peter L. Ochs, 67

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

James P. Rousey, 60

President of UTG and Universal Guaranty Life Insurance Company since September 2006; Director of UTG and Universal Guaranty Life Insurance Company since September 2001; Chief Executive Officer of First Southern Bancorp, Inc. since 2016; Chair of ACLI Forum 500 from 2015-2016; Member of Board of Governors of ACLI from November 2014 to November 2017; Regional CEO and Director of First Southern National Bank from 1988 to 2001. Board Member with the Illinois Fellowship of Christian Athletes from 2001-2005; Board Member with Contact Ministries from 2007-2011; Board Member with Amigos En Cristo, Inc. from 2007-2009; Advisory Board Member with Natalie’s Sister since January 2018.

Executive Officers of UTG

More detailed information on the following executive officers of UTG appears under "Directors":

Jesse T. Correll	Chairman of the Board and Chief Executive Officer
James P. Rousey	President

Other executive officers of UTG are set forth below:

Name, Age	Position with UTG and Business Experience
Theodore C. Miller, 56

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

Douglas P. Ditto, 63

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

Item 11. Executive Compensation

Executive Compensation Table

The following table sets forth certain information regarding compensation paid to or earned by UTG's Chief Executive Officer, and each of UTG’s two most highly compensated executive officers whose salary plus bonus exceeded $100,000 during UTG's last fiscal year:

Name and Principal position	Year	Salary	Bonus	Stock Awards (2)	All Other Compensation	Total
Jesse T. Correll Chief Executive Officer	2018	$176,250	$0	$140,000	$6,386	(1)	$322,636
2017		$175,000	$0	$109,988	$7,000	(1)	$291,988
James P. Rousey President	2018	$95,000	$115,000	$0	$1,912	(1)	$211,912
2017		$190,000	$90,000	$0	$3,990	(1)	$283,990
Douglas P. Ditto Vice President	2018	$138,750	$0	$90,000	$5,420	(1)	$234,170
2017		$127,308	$0	$70,000	$5,092	(1)	$202,400

(1)	All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan.
(2)	Stock awards in the form of an annual bonus of 9,200 and 10,285 shares were issued in 2018 and 2017 respectively.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2018, there were no unexercised options, stock that has not vested or equity incentive plan awards outstanding for any of the above named executive officers.

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

In September 2018 the compensation arrangement was amended effective January 1, 2018 whereby each outside Director annually received $5,000 as a retainer and $2,500 per meeting attended. The compensation is paid in UTG, Inc. common stock. All other provisions from the September 2013 arrangement remained the same. The following table reflects compensation paid to all Directors who served in 2018.

Name	Fees Earned or Paid in Cash	Stock Awards (2)	All Other Compensation (1)	Total
Jesse T. Correll Chief Executive Officer	$0	$0	$0	$0
James P. Rousey President	$0	$0	$0	$0
Randall L. Attkisson Director	$0	$15,000	$0	$15,000
Joseph A. Brinck, II Director (3)	$0	$0	$0	$0
Preston H. Correll Director	$0	$5,000	$0	$5,000
John M. Cortines Director	$0	$5,000	$0	$5,000
Brian J. Crall Director Until June 2018	$0	$5,000	$109,000	$114,000
Thomas F. Darden II Director	$0	$10,000	$0	$10,000
Howard L. Dayton Director	$0	$15,000	$7,500	$22,500
Thomas E. Harmon Director	$0	$15,000	$0	$15,000
Gabriel J. Molnar Director	$0	$15,000	$0	$15,000
Peter L. Ochs Director	$0	$12,500	$0	$12,500

(1)  Other Compensation represents payment for consulting services performed relative to management enrichment.
(2)  Market value of stock on earned date was $32.50 per share.
(3) Mr. Brinck waived his rights to the director compensation for the year 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Holders of Securities

The following tabulation sets forth the name and address of the entity known to be the beneficial owners of more than 5% of UTG’s Common Stock and shows:  (i) the total number of shares of Common Stock beneficially owned by such person as of February 28, 2019 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of Common Stock so owned as of the same date.

Title		Amount	Percent
of	Name and Address	and Nature of	Of
Class	of Beneficial Owner (2)	Beneficial Ownership	Class (1)

Common	Jesse T. Correll	127,577	(3)(6)	3.9%
Stock, no	First Southern Bancorp, Inc.	1,406,785	(3)(4)(6)	42.6%
par value	First Southern Funding, LLC	346,032	(3)(4)(6)(7)	10.5%
	First Southern Holdings, LLC	1,201,876	(3)(4)(6)	36.4%
	Estate of Ward F. Correll	271,059	(5)(6)	8.2%
	WCorrell, Limited Partnership	72,750	(3)(6)	2.2%
	Cumberland Lake Shell, Inc.	257,501	(5)(6)	7.8%

(1) The percentage of shares owned is based on 3,299,925 shares of Common Stock outstanding as of February 28, 2019.
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

In addition, by virtue of his ownership of voting securities of FSF and FSBI, and in turn, their ownership of 100% of the outstanding membership interests of FSH (the holder of 1,201,876 shares of Common Stock), Mr. Correll may be deemed to beneficially own the total number of shares of Common Stock owned by FSH, and may be deemed to share with FSH the right to vote and to dispose of such shares. Mr. Correll owns approximately 71% of the outstanding membership interests of FSF; he owns directly approximately 45%, companies he controls own approximately 15%, and he has the power to vote but does not own an additional 2% of the outstanding voting stock of FSBI.  FSBI and FSF in turn own 99% and 1%, respectively, of the outstanding membership interests of FSH.

(4) The share ownership of FSBI consists of 204,909 shares of Common Stock held by FSBI directly and 1,201,876 shares of Common Stock held by FSH of which FSBI is a 99% member and FSF is a 1% member.  As a result, FSBI may be deemed to share the voting and dispositive power over the shares held by FSH.

(5) Includes 257,501 shares of Common Stock held by CLS, of which outstanding voting shares are owned by the Estate of Ward F. Correll.
(6) According to the Schedule 13D, as amended, filed November 21, 2018, Jesse Correll, FSBI, FSF and FSH, have agreed in principle to act together for the purpose of acquiring or holding equity securities of UTG.  In addition, because of their relationship with these Reporting Persons, the Estate of Ward F. Correll, Kirk Correll, Cumberland Lake Shell, Inc. and WCorrell Limited Partnership may also be deemed to be members of this group.  Therefore, each may be deemed to have acquired beneficial ownership of the equity securities of UTG beneficially owned by each of the Reporting Persons.

(7) Includes 4,035 shares in street name.

Security Ownership of Management of UTG

The following tabulation shows with respect to each of the Directors of UTG, UTG’s Chief Executive Officer and President, and each of UTG’s two most highly compensated executive officers whose salary plus bonus exceeded $100,000 for fiscal 2018, and with respect to all executive officers and Directors of UTG as a group:  (i) the total number of shares of Common Stock beneficially owned by such person as of February 28, 2019 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of stock so owned as of the same date.
Title of	Name and Address of	Amount and Nature of	Percent of
Class	Beneficial Owner	Beneficial Ownership	Class (1)

UTG’s	Randall L. Attkisson	Louisville, KY	3,953		*
Common	Joseph A. Brinck, II	Cincinnati, OH	15,021		*
Stock, no	Jesse T. Correll	Stanford, KY	2,151,453	(2)	65.2%
Par value	Preston H. Correll	Stanford, KY	153		*
	John M. Cortines	Oviedo, FL	153		*
	Thomas F. Darden, II	Raleigh, NC	60,772		1.8%
	Howard L. Dayton, Jr.	Sanford, FL	8,471	(3)	*
	Douglas P. Ditto	Danville, KY	27,885	(4)	*
	Thomas E. Harmon	Springfield, IL	1,410		*
	Theodore C. Miller	Stanford, KY	12,292		*
	Gabriel J. Molnar	Louisville, KY	741		*
	Peter L. Ochs	Valley Center, KS	5,545	(5)	*
	James P. Rousey	Hustonville, KY	10,515	(6)	*
	All Directors and executive officers as a group (eleven in number)		2,300,380		69.6%

* Less than 1%

(1) The percentage of outstanding shares for UTG is based on 3,299,925 shares of Common Stock outstanding as of February 28, 2019.
(2) The share ownership of Mr. Jesse Correll includes 54,827 shares of Common Stock owned by him individually, 204,909 shares of Common Stock held by FSBI and 346,032 shares of Common Stock owned by FSF.  The share ownership of Mr. Correll also includes 72,750 shares of Common Stock held by WCorrell, Limited Partnership, a limited partnership in which Mr. Correll serves as managing general partner.   Mr. Correll has sole voting and dispositive power over the shares held by these entities.   In addition, by virtue of his ownership of voting securities of FSF and FSBI, and in turn, their ownership of 100% of the outstanding membership interests of FSH (the holder of 1,201,876 shares of Common Stock), Mr. Correll may be deemed to beneficially own the total number of shares of Common Stock owned by FSH, and may be deemed to share with FSH the right to vote and to dispose of such shares. Mr. Correll owns approximately 71% of the outstanding membership interests of FSF; he owns directly approximately 45%, companies he controls own approximately 15%, and he has the power to vote but does not own an additional 2% of the outstanding voting stock of FSBI.  FSBI and FSF in turn own 99% and 1%, respectively, of the outstanding membership interests of FSH.

On July 14, 2016, Jesse T Correll was qualified as co-executor of the Estate of Ward F Correll who died April 21, 2016.  The share ownership of Mr. Correll also included 13,558 shares of Common Stock held by the Estate of Ward F. Correll and 257,501 shares of Common Stock held by Cumberland Lake Shell, Inc.

(3) Includes 473 shares held in street name.
(4) Includes 1,600 shares held in a retirement account and 800 shares in street name.
(5) Includes 2,000 shares held in a trust for benefit of named individual.
(6) Includes 2,077 shares held in street name.

Except as indicated above, the foregoing persons hold sole voting and investment power.

Item 13. Certain Relationships and Related Transactions and Director Independence

The Board of Directors determined that nine of the eleven current Directors are “independent” as defined by Rule 5605 of the NASDAQ listing standards.  The independent Directors are Randall L. Attkisson, Joseph A. Brinck, II, Preston H. Correll, John M. Cortines, Thomas F. Darden, II, Howard L. Dayton, Jr., Thomas E. Harmon, Gabriel J. Molnar, and Peter L. Ochs.

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

On February 20, 2003, UG purchased $4 million of a trust preferred security offering issued by First Southern Bancorp, Inc. (“FSBI”).  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%. The Company received dividends of $283,151 and $259,138 during 2018 and 2017, respectively. On March 30, 2009, UG purchased $1 million of FSBI common stock.  The sale and transfer of this security is restricted by the provisions of a stock restriction and buy-sell agreement.

UTG has a 30.10% ownership interest in an aircraft that is jointly owned with First Southern National Bank and Bandyco, LLC. Bandyco, LLC is affiliated with the Estate of Ward F. Correll. Mr. Correll is the father of Jesse Correll and a former director of the Company. The aircraft is used for business related travel by various officers and employees of the Company. For years 2018 and 2017, UTG paid $391,851 and $328,933 for costs associated with the aircraft, respectively.

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiary. Under this arrangement, the subsidiary pays its proportionate share of expenses, based on an allocation formula. During 2018 and 2017, UG paid $7,093,227 and $7,213,590, respectively, in expenses. The Ohio Department of Insurance has approved the cost sharing agreement and it is Management’s opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

The Company from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services the Company's mortgage loans including those covered by the participation agreements.  The Company pays a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $8,393 and $11,108 in servicing fees and $0 in origination fees to FSNB during 2018 and 2017.

Effective January 1, 2017, UTG entered into a shared services contract with FSNB. Pursuant to the terms of the agreement, UTG and FSNB will utilize the services of the other’s staff in certain instances for the betterment of both entities. Personnel within departments, such as accounting, human resources, and information technology, are shared between the entities. Costs of these resources are then reimbursed between the companies.  The shared services arrangement provides benefits to both parties such as access to a greater pool of knowledgeable staff, efficiencies from elimination of redundancies and more streamlined operations.

The Company reimbursed expenses incurred by employees of FSNB relating to salaries, travel and other costs incurred on behalf of or relating to the Company and received reimbursements from FSNB. The Company paid $571,648 and $186,251 in 2018 and 2017, respectively to FSNB in net reimbursement of such costs. In addition, the Company reimburses FSNB a portion of salaries and pension costs for Mr. Correll and Mr. Ditto. The reimbursement was approved by the UTG Board of Directors and totaled $307,645 and $346,486 in 2018 and 2017, respectively, which included salaries and other benefits.

The Company rents approximately 8,000 square feet of office space, located in Stanford, Kentucky, from FSNB and pays $2,000 per month in rent. The Company paid rent of $24,000 to FSNB during 2018 and 2017.

As previously disclosed in the Notes Receivable section of Note 2 - Investments, several of the Company’s notes have participation agreements in place with third parties.  Certain participation agreements are with FSF, a related party.  The participation agreements are sold without recourse and assigned to the participant based on their pro-rata share of the principal, interest and collateral as specified in the participation agreements. The undivided participations in the notes receivable range from 20% - 50%.  The total amount of loans participated to FSF was $250,000 as of December 31, 2018 and 2017.

During 2016, UG and FSF established a partnership agreement and formed a limited liability company to purchase real estate. FSF contributed $140,000 to the partnership, which gave them a 10% ownership in the LLC. The property held by this LLC was sold in January of 2019 and the funds from the sale were subsequently distributed to the members.  The LLC is expected to be dissolved during 2019.

Item 14. Principal Accounting Fees and Services

The Audit Committee is required to be directly responsible for the appointment, compensation and retention of the Company’s independent registered public accounting firm.  The Audit Committee appointed Brown Smith Wallace, LLP (“BSW”) as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2018 and 2017.

Amounts paid to, or billed by, the Company’s principal accountant, during the two most recent fiscal years by category were as follows:

Audit Fees - Audit fees paid for these audit services in the fiscal years ended December 31, 2018 and 2017 totaled $106,800 and $106,800 respectively. Fees billed for the quarterly reviews of the Company’s financial statements totaled $19,950 and $19,950 for the years 2018 and 2017, respectively.

Audit Related Fees - No audit related fees were incurred by the Company from BSW for the years ended December 31, 2018 and 2017.

Tax Fees – For the years ended December 31, 2018 and 2017, the Company paid $15,000 and $19,131, respectively, to BSW relating to certain tax advice and electronic filing of certain federal and state income tax returns of the Company.

All Other Fees – During 2018 and 2017, the Company paid no other fees to BSW.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of the report:

(1)	Financial Statements:
Included in Part II, Item 8 of this Report.
(2)	Financial Statement Schedules
The financial statement schedules have been omitted as they are deemed inapplicable or not required by Regulation S-X.

(a)(3) & (b)	Exhibits The following are exhibits to this report, and if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included:

Exhibit Number	Description
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

10.8	Universal Guaranty Participation Agreement-Purchased Loan [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 10.13].
10.9	Universal Guaranty Participation Agreement-Originated Loan [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 10.14].
10.10	Management Data, Inc. Software License Agreement [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2014 originally filed as Exhibit 10.16].
10.12

Aircraft Joint Ownership Agreement by and among Bandyco, LLC, First Southern National Bank and UTG, Inc. dated August 11, 2014 [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2014 originally filed as Exhibit 10.18].

10.13*	Promissory Note dated November 20, 2018, between UTG, Inc. and Illinois National Bank.
10.14	Shared Services Agreement between UTG, Inc. and FSNB effective January 1, 2017.
10.15*	Amendment #1 to the Shared Services Agreement between UTG, Inc. and FSNB effective January 1, 2018
10.16*	Amendment #2 to the Shared Services Agreement between UTG, Inc. and FSNB effective September 1, 2018.
10.17*	Amendment #3 to the Shared Services Agreement between UTG, Inc. and FSNB effective January 1, 2019.
14.1	Code of Ethics and Business Conduct [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 14.1].
14.2	Code of Ethical Conduct for Senior Financial Officers [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 14.2].
*21.1	List of Subsidiaries of the Registrant.
*31.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
*32.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
*99.1	Audit Committee Charter.
99.2	Whistleblower Policy [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 99.2].
99.3	Compensation Committee Charter. [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2015 originally filed as Exhibit 99.3].
99.4	Investment Committee Charter. [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2015 originally filed as Exhibit 99.4].
*101	Interactive Data File
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

Date: March 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Randall L. Attkisson	By: /s/ Howard L. Dayton
Randall L. Attkisson Director	Howard L. Dayton Director

By:	By: /s/ Thomas E. Harmon
Joseph A. Brinck Director	Thomas E. Harmon Director

By: /s/ Jesse T. Correll	By: /s/ Gabriel J. Molnar
Jesse T. Correll Chairman of the Board, Chief Executive Officer and Director	Gabriel J. Molnar Director

By: /s/ Preston H. Correll	By: /s/ Peter L. Ochs
Preston H. Correll Director	Peter L. Ochs Director

By: /s/ John M. Cortines	By: /s/ James P. Rousey
John M. Cortines Director	James P. Rousey President and Director

By: /s/ Thomas F. Darden II	By: /s/ Theodore C. Miller
Thomas F. Darden II Director	Theodore C. Miller Corporate Secretary and Chief Financial Officer