Form 10-Q
period 2019-03-31
UTG INC
filed 2019-05-14
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the registrant’s common stock as of April 30, 2019 was 3,292,338.

UTG, Inc.
(The “Company”)

Part 1.   Financial Information.
Item 1.  Financial Statements.

UTG, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2019	December 31, 2018*
ASSETS
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $158,812,233 and $160,895,869)	$163,906,663	$160,960,784
Equity securities, at fair value (cost $34,883,412 and $34,885,107)	82,450,417	67,664,482
Equity securities, at cost	12,133,745	12,118,617
Mortgage loans on real estate at amortized cost	10,703,553	9,069,111
Investment real estate	51,530,162	52,518,577
Notes receivable	26,595,336	23,717,312
Policy loans	9,117,979	9,204,222
Total investments	356,437,855	335,253,105

Cash and cash equivalents	19,049,555	20,150,162
Accrued investment income	1,887,094	2,119,882
Reinsurance receivables:
Future policy benefits	26,091,199	26,117,936
Policy claims and other benefits	4,142,345	4,053,882
Cost of insurance acquired	5,428,250	5,622,227
Property and equipment, net of accumulated depreciation	581,680	688,567
Income tax receivable	-	279,333
Other assets	355,673	1,263,242
Total assets	$413,973,651	$395,548,336

LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$252,418,038	$253,852,368
Policy claims and benefits payable	4,335,480	4,267,481
Other policyholder funds	430,413	372,072
Dividend and endowment accumulations	14,586,502	14,608,838
Income taxes payable	333,283	-
Deferred income taxes	13,231,079	9,113,480
Other liabilities	6,105,232	6,257,387
Total liabilities	291,440,027	288,471,626

Shareholders' equity:
Common stock - no par value, stated value $.001 per share. Authorized 7,000,000 shares - 3,296,547 and 3,295,870 shares outstanding	3,297	3,296
Additional paid-in capital	36,585,277	36,567,865
Retained earnings	81,353,780	69,708,901
Accumulated other comprehensive income	3,949,134	62,495
Total UTG shareholders' equity	121,891,488	106,342,557
Noncontrolling interests	642,136	734,153
Total shareholders' equity	122,533,624	107,076,710
Total liabilities and shareholders' equity	$413,973,651	$395,548,336

* Balance sheet audited at December 31, 2018.
See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,		March 31,
	2019		2018
Revenue:
Premiums and policy fees		$2,503,205		$2,649,971
Ceded reinsurance premiums and policy fees		(517,055)		(738,965)
Net investment income		3,112,024		3,068,118
Other income		63,838		60,935
Revenue before net investment gains (losses)		5,162,012		5,040,059
Net investment gains (losses):
Other-than-temporary impairments		-		-
Other realized investment gains, net		1,113,698		534,242
Change in fair value of equity securities		14,787,631		4,129,236
Total net investment gains (losses)		15,901,329		4,663,478
Total revenue		21,063,341		9,703,537

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life		3,427,200		4,168,794
Ceded reinsurance benefits and claims		(474,622)		(688,412)
Annuity		197,670		256,884
Dividends to policyholders		103,599		126,999
Commissions and amortization of deferred policy acquisition costs		(24,542)		(40,571)
Amortization of cost of insurance acquired		193,977		201,516
Operating expenses		2,144,389		2,085,819
Total benefits and other expenses		5,567,671		6,111,029

Income before income taxes		15,495,670		3,592,508
Income tax expense		3,697,058		905,763

Net income		11,798,612		2,686,745

Net income attributable to noncontrolling interests		(153,733)		(29,500)

Net income attributable to common shareholders	$	$ 11,644,879	$	$ 2,657,245

Amounts attributable to common shareholders
Basic income per share	$	$ 3.53	$	$ 0.80

Diluted income per share	$	$ 3.53	$	$ 0.80

Basic weighted average shares outstanding		3,297,353		3,325,111

Diluted weighted average shares outstanding		3,297,353		3,325,111
See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2019	2018
Net income	$11,798,612	$2,686,745

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	4,934,851	(4,285,303)
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	(1,036,319)	899,914
Unrealized holding gains (losses) arising during period, net of tax	3,898,532	(3,385,389)

Less reclassification adjustment for gains included in net income	(15,055)	-
Tax expense for gains included in net income	3,162	-
Reclassification adjustment for gains included in net income, net of tax	(11,893)	-
Subtotal: Other comprehensive income (loss), net of tax	3,886,639	(3,385,389)

Comprehensive income (loss)	15,685,251	(698,644)

Less comprehensive income attributable to noncontrolling interests	(153,733)	(29,500)

Comprehensive income (loss) attributable to UTG, Inc.	$15,531,518	$(728,144)
See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity

Balance at December 31, 2018	$3,296	36,567,865	69,708,901	62,495	734,153	$107,076,710
Common stock issued during year	8	229,792	-	-	-	229,800
Treasury shares acquired	(7)	(212,380)	-	-	-	(212,387)
Net income attributable to common shareholders	-	-	11,644,879	-	-	11,644,879
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	-	-	-	3,886,639	-	3,886,639
Contributions	-	-	-	-	-	-
Distributions	-	-	-	-	(245,750)	(245,750)
Gain attributable to noncontrolling interest	-	-	-	-	153,733	153,733
Balance at March 31, 2019	$3,297	36,585,277	81,353,780	3,949,134	642,136	$122,533,624

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity

Balance at December 31, 2017	$3,333	37,536,164	39,040,456	32,952,338	899,227	$110,431,518
Adoption of Accounting Standards Update No 2016-01	-	-	18,277,328	(18,277,328)	-	-
January 1, 2018	3,333	37,536,164	57,317,784	14,675,010	899,227	110,431,518
Common stock issued during year	9	229,991	-	-	-	230,000
Treasury shares acquired	(24)	(600,216)	-	-	-	(600,240)
Net income attributable to common shareholders	-	-	2,657,245	-	-	2,657,245
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	-	-	-	(3,385,389)	-	(3,385,389)
Contributions	-	-	-	-	-	-
Distributions	-	-	-	-	(146)	(146)
Gain attributable to noncontrolling interest	-	-	-	-	29,500	29,500
Balance at March 31, 2018	$3,318	37,165,939	59,975,029	11,289,621	928,581	$109,362,488

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2019	2018
Cash flows from operating activities:
Net income attributable to common shareholders	$11,644,879	$2,657,245
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	(39,703)	17,036
Realized investment gains, net	(1,113,698)	(534,242)
Change in fair value of equity securities	(14,787,631)	(4,129,236)
Amortization of cost of insurance acquired	193,977	201,516
Depreciation	323,406	275,143
Net income attributable to noncontrolling interest	153,733	29,500
Charges for mortality and administration of universal life and annuity products	(1,619,743)	(1,650,201)
Interest credited to account balances	1,029,303	883,563
Change in accrued investment income	232,788	(357,576)
Change in reinsurance receivables	(61,726)	35,546
Change in policy liabilities and accruals	(772,518)	(6,961)
Change in income taxes receivable (payable)	612,616	12,974
Change in other assets and liabilities, net	3,839,857	5,894,257
Net cash provided by (used in) operating activities	(364,460)	3,328,564

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	2,023,974	14,515
Equity securities	33,075	103,298
Mortgage loans	1,945,760	2,009,715
Real estate	3,045,226	7,941,649
Notes receivable	1,537,984	563,926
Policy loans	410,831	366,847
Short-term investments	-	850,000
Total proceeds from investments sold and matured	8,996,850	11,849,950
Cost of investments acquired:
Fixed maturities available for sale	-	(4,971,517)
Equity securities	(46,509)	(7,957,471)
Mortgage loans	(3,575,500)	-
Real estate	(1,174,688)	(6,006,130)
Notes receivable	(4,416,008)	-
Policy loans	(324,587)	(405,337)
Short-term investments	-	(850,000)
Total cost of investments acquired	(9,537,292)	(20,190,455)
Net cash used in investing activities	(540,442)	(8,340,505)

Cash flows from financing activities:
Policyholder contract deposits	1,264,011	1,149,533
Policyholder contract withdrawals	(1,231,379)	(1,245,743)
Purchase of treasury stock	(212,387)	(600,240)
Issuance of stock	229,800	230,000
Non controlling contributions (distributions) of consolidated subsidiary	(245,750)	(146)
Net cash used in financing activities	(195,705)	(466,596)

Net decrease in cash and cash equivalents	(1,100,607)	(5,478,537)
Cash and cash equivalents at beginning of period	20,150,162	25,434,199
Cash and cash equivalents at end of period	$19,049,555	$19,955,662
See accompanying notes.

UTG, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2018, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  The Company’s results of operations for the three-month period ended  March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other future period.

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At March 31, 2019, Mr. Correll owns or controls directly and indirectly approximately  65.26% of UTG’s outstanding stock.

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

Note 2 – Recently Issued Accounting Standards

During the three months ended March 31, 2019, there were no additions to or changes in the critical accounting policies disclosed in the 2018 Form 10-K.

Note 3 – Investments

Available for Sale Securities – Fixed Maturity Securities

The Company’s insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in available for sale securities are summarized as follows:

March 31, 2019	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$25,652,896	$221,161	$(98,738)	$25,775,319
U.S. special revenue and assessments	16,350,071	545,717	0	16,895,788
All other corporate bonds	116,809,266	5,163,923	(737,633)	121,235,556
	$158,812,233	$5,930,801	$(836,371)	$163,906,663

December 31, 2018	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$25,649,410	$149,006	$(138,222)	$25,660,194
U.S. special revenue and assessments	16,350,486	334,300	(4,406)	16,680,380
All other corporate bonds	118,895,973	2,569,287	(2,845,050)	118,620,210
	$160,895,869	$3,052,593	$(2,987,678)	$160,960,784

The amortized cost and estimated market value of debt securities at March 31, 2019, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale March 31, 2019	Amortized Cost	Fair Value
Due in one year or less	$6,498,983	$6,525,131
Due after one year through five years	51,055,408	53,028,854
Due after five years through ten years	50,690,937	53,501,649
Due after ten years	50,566,905	50,851,029
Total	$158,812,233	$163,906,663

The fair value of investments with sustained gross unrealized losses at March 31, 2019 and December 31, 2018 are as follows:

March 31, 2019	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$-	-	5,578,536	(98,738)	5,578,536	$(98,738)
All other corporate bonds	3,555,300	(6,923)	26,553,550	(730,710)	30,108,850	(737,633)
Total fixed maturities	$3,555,300	(6,923)	32,132,086	(829,448)	35,687,386	$(836,371)

December 31, 2018	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$6,429,700	(49,904)	1,592,679	(88,318)	8,022,379	$(138,222)
U.S. special revenue and assessments	4,023,920	(4,406)	-	-	4,023,920	(4,406)
All other corporate bonds	49,270,729	(2,033,507)	15,337,739	(811,543)	64,608,468	(2,845,050)
Total fixed maturities	$59,724,349	(2,087,817)	16,930,418	(899,861)	76,654,767	$(2,987,678)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of March 31, 2019
Fixed maturities	2	14	16
As of December 31, 2018
Fixed maturities	30	10	40

Substantially all of the unrealized losses on fixed maturities and equity securities at March 31, 2019 and December 31, 2018 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of  March 31, 2019 and December 31, 2018.

Net Investment Gains (Losses)

The following table presents net investment gains (losses) and the change in net unrealized gains on available-for-sale investments.

	Three Months Ended
	March 31,
	2019	2018
Realized gains on available-for-sale investments:
Sales of fixed maturities	$15,055	$-
Sales of equity securities	-	-
Sales of real estate	1,098,643	-
Other	-	534,242
Total realized gains	1,113,698	534,242
Realized losses on available-for-sale investments:
Sales of fixed maturities	-	-
Sales of equity securities	-	-
Sales of real estate	-	-
Other-than-temporary impairments	-	-
Other	-	-
Total realized losses	-	-
Net realized investment gains (losses)	1,113,698	534,242
Change in fair value of equity securities:
Realized gains (losses) on equity securities sold during the period	-	-
Change in fair value of equity securities held at the end of the period	14,787,631	4,129,236
Change in fair value of equity securities	14,787,631	4,129,236
Net investment gains (losses)	$15,901,329	$4,663,478
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$4,934,851	$(4,285,303)
Equity securities	-	-
Net increase (decrease)	$4,934,851	$(4,285,303)

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

The Company did not recognize any other-than-temporary impairments during the first quarter of 2018 or 2019.

Cost Method Investments

The Company held equity investments with an aggregate cost of $12,133,745 and $12,118,617 at March 31, 2019 and December 31, 2018, respectively.  These equity investments were not reported at fair value because it is not practicable to estimate their fair values due to insufficient information being available. Management did not identify any events or changes in circumstances that might have a significant adverse effect on the reported value of those investments.  Based on Management's evaluation of the expected cash flow of the investments, and the Company's ability and intent to hold the investments for a reasonable period of time, the Company does not deem an other-than-temporary impairment necessary at March 31, 2019.

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

During the first quarter of 2019 and 2018, the Company acquired $3,575,500 and $0 in mortgage loans, respectively.  FSNB services the majority of the Company’s mortgage loan portfolio.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

During 2019 and 2018, the maximum and minimum lending rates for mortgage loans were:

	2019		2018
	Maximum rate	Minimum rate	Maximum rate	Minimum rate
Farm Loans	5.00%	5.00%	5.00%	5.00%
Commercial Loans	7.50%	4.00%	7.50%	4.00%
Residential Loans	8.00%	8.00%	8.00%	8.00%

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

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The mortgage loan reserve was $0 at March 31, 2019 and December 31, 2018.

The following table summarizes the mortgage loan holdings of the Company for the periods ended:

	March 31, 2019	December 31, 2018
In good standing	$8,829,640	$7,169,272
Overdue interest over 90 days	1,873,913	1,899,839
Total mortgage loans	$10,703,553	$9,069,111

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

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. The valuation allowance as of  March 31, 2019 and December 31, 2018 was $0. Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status.

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

The following table presents the Company’s assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheet on a recurring basis as of March 31, 2019.

	Level 1	Level 2	Level 3	Total
Assets
Fixed Maturities, available for sale	$25,775,319	$137,696,500	$434,844	$163,906,663
Equity Securities	37,355,757	12,176,923	32,917,737	82,450,417
Total	$63,131,076	$149,873,423	$33,352,581	$246,357,080

The following table presents the Company’s assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheet on a recurring basis as of December 31, 2018.

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

	Fixed Maturities, Available for Sale	Equity Securities	Total
Balance at December 31, 2018	$434,844	$29,473,168	$29,908,012
Total unrealized gain or (losses):
Included in net income (loss)	-	3,444,569	3,444,569
Included in other comprehensive income	-	-	-
Purchases	-	-	-
Sales	-	-	-
Balance at March 31, 2019	$434,844	$32,917,737	$33,352,581

	March 31, 2019	December 31, 2018
Change in fair value of equity securities included in net income (loss) relating to assets held	$3,444,569	$4,633,751

The Level 3 securities include collateralized debt obligations of trust preferred securities issued by banks and insurance companies and certain equity securities with unobservable inputs. The Company computed fair value of Level 3 equity investments based on a review of current financial information, earnings trends and similar companies in the same industries.

There were no transfers in or out of Level 3 as of March 31, 2019.  Transfers occur when there is a change in the availability of observable market information.

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

	March 31, 2019		December 31, 2018
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Equity securities	$12,133,745	$12,133,745	$12,118,617	$12,118,617
Mortgage loans on real estate	10,703,553	10,703,553	9,069,111	9,069,111
Investment real estate	51,530,162	51,530,162	52,518,577	52,518,577
Notes receivable	26,595,336	26,595,336	23,717,312	23,717,312
Policy loans	9,117,979	9,117,979	9,204,222	9,204,222
Cash and cash equivalents	19,049,555	19,049,555	20,150,162	20,150,162

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

A portion of the mortgage loans balance consists of discounted mortgage loans. The Company has historically purchased non-performing discounted mortgage loans at a deep discount through an auction process led by the Federal Government.  In general, the discounted loans are non-performing and there is a significant amount of uncertainty surrounding the timing and amount of cash flows to be received by the Company.  Accordingly, the Company records its investment in the discounted loans at its original purchase price, which Management believes approximates fair value.  The inputs used to measure the fair value of our discounted mortgage loans are classified as Level 3 within the fair value hierarchy

Investment real estate is recorded at the lower of the net investment in the real estate or the fair value of the real estate less costs to sell.  The determination of fair value assessments are performed on a periodic, non-recurring basis by external appraisal and assessment of property values by Management.  The inputs used to measure the fair value of our investment real estate are classified as Level 3 within the fair value hierarchy.

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

Note 5 – Credit Arrangements

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2018	Borrowings	Repayments	March 31, 2019
Lines of Credit:
UTG	11/20/2013	11/20/2019	$8,000,000	-	-	-	-
UG	6/2/2015	5/10/2019	10,000,000	-	-	-	-

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

Note 6 – Shareholders’ Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock.  At a meeting of the Board of Directors in September of 2018, the Board of Directors of UTG authorized the repurchase of up to an additional $1.5 million of UTG's common stock, for a total  repurchase of up to $16.0 million of UTG's common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During the three months ended March 31, 2019, the Company repurchased 6,955 shares through the stock repurchase program for $212,387. Through March 31, 2019, UTG has spent $14,076,115 million in the acquisition of 1,147,061 shares under this program.

During 2019, the Company issued 7,632 shares of stock to management and employees as compensation at a cost of $229,800. These awards are determined at the discretion of the Board of Directors.

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  For the three months ended March 31, 2019 and 2018, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

The following table represents the total funding commitments and the unfunded commitment as of March 31, 2019 related to certain investments:

	Total Funding Commitment	Unfunded Commitment
RLF III, LLC	$4,000,000	$398,120
Sovereign’s Capital, LP Fund I	500,000	24,493
Sovereign's Capital, LP Fund II	1,000,000	240,566
Sovereign's Capital, LP Fund III	1,000,000	900,000
Barton Springs Music, LLC	1,750,000	1,158,500
Master Mineral Holdings III, LP	4,000,000	530,312

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

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	March 31,
	2019	2018
Interest	$-	$-
Federal income tax	-	-

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

Because UTG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of  March 31, 2019 and 2018 , approximately 55% and 56%, respectively, of the Company’s total direct premium was collected from Illinois, Ohio, Texas and West Virginia. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 20% of total life insurance in force at March 31, 2019 and  December 31, 2018, respectively.  Insurance ceded represented 24% and 29% of premium income for the three months ended March 31, 2019 and 2018, respectively. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

The Company owns a variety of investments associated with the oil and gas industry. These investments represent approximately 28% and 25% of the Company's total invested assets as of March 31, 2019 and December 31, 2018, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's discussion and analysis of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively with the Parent, the "Company").  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in the Company's annual report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability.  The Company's critical accounting policies and the related estimates considered most significant by Management are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.  Management has identified the accounting policies related to cost of insurance acquired, assumptions and judgments utilized in determining if declines in fair values of investments are other-than-temporary, and valuation methods for investments that are not actively traded as those, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Condensed Consolidated Financial Statements and this Management's Discussion and Analysis.

During the three months ended March 31, 2019, there were no additions to or changes in the critical accounting policies disclosed in the 2018 Form 10-K.

Results of Operations

On a consolidated basis, the Company reported net income attributable to common shareholders' of approximately $11.6 million and $2.7 million for the three-month periods ended March 31, 2019 and 2018, respectively.

Revenues

The Company reported total revenues of approximately $21.1 million for the three-month period ended March 31, 2019, an increase of approximately $11.4 million as compared to the same period in 2018. The variance in total revenues from the prior year to the current year is mainly attributable to the increase in the change in the fair value of equity securities.

Premium and policy fee revenues, net of reinsurance, were comparable for the three-months ended March 31, 2019 and 2018.  The Company writes minimal new business.  Premium and policy fee revenues, net of reinsurance, represented 10% and 20% of the Company's revenues as of March 31, 2019 and 2018, respectively.

The following table summarizes the Company's investment performance.

	Three Months Ended March 31,
	2019	2018
Net investment income	$3,112,024	$3,068,118
Net investment gains	$15,901,329	$4,663,478
Change in net unrealized investment gains (losses) on available-for-sale securities, pre-tax	$4,934,851	$(4,285,303)

The following table reflects net investment income of the Company:

	Three Months Ended
	March 31,
	2019	2018
Fixed maturities available for sale	$1,589,985	$1,837,844
Equity securities	668,108	532,067
Trading securities	(111,693)	-
Mortgage loans	118,612	214,558
Real estate	784,532	449,546
Notes receivable	435,155	386,782
Policy loans	141,552	150,081
Short-term	41,364	48,172
Cash and cash equivalents	-	12,434
Total consolidated investment income	3,667,615	3,631,484
Investment expenses	(555,591)	(563,366)
Consolidated net investment income	$3,112,024	$3,068,118

Net investment income represented 15% and 32% of the Company's total revenues as of March 31, 2019 and 2018, respectively.  Net investment was comparable in the majority of the investment categories when comparing the first quarter 2019 activity to the same quarter in 2018.

Investment income from the real estate investment portfolio is up approximately $335,000 in the current year as compared to the same period in the prior year. The increase is not attributable to one specific investment or event. Several of the Company's real estate holdings produced more income in the current your as compared to the same period in the prior year. Income is expected to vary from quarter to quarter depending on the activity occurring in relation to each property.

The Company reported net investment gains of approximately $15.9 million and $4.7 million for the three-month periods ended March 31, 2019 and 2018, respectively. Realized investment gains of approximately $1.1 million and $534,000 were recognized by the Company during the first quarter of 2019 and 2018, respectively.  These gains are the result of the Company selling a parcel of real estate in 2018 and 2019.

Realized investment gains are the result of one-time events and are expected to vary from quarter to quarter.

The 2019 investment gains mainly consist of approximately $14.8 million in unrealized gains related to the change in the fair value of equity securities.  For the same period in 2018, the Company reported approximately $4.1 million of unrealized gains related to the change in the fair value of equity securities.

The Company has seen significant unrealized gains on its equity investments during 2018 and 2019.  A significant portion of these gains are from two equity holdings, both in the area of oil and gas.  While the Company has had very strong unrealized gains during 2018 and 2019, a pull back in the stock market, particularly in the oil and gas arena, could slow these gains or even result in future period unrealized losses.  Management believes these equity investments continue to be solid investments for the Company and have further growth potential; however, changes in market conditions could cause volatility in market prices.

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

Expenses

The Company reported total benefits and other expenses of approximately $5.6 million for the three-month period ended March 31, 2019, a decrease of approximately 9% from the same period in 2018.  Benefits, claims and settlement expenses represented approximately 59% and 63% of the Company's total expenses for the three-month periods ended March 31, 2019 and 2018, respectively. The other major expense category of the Company is operating expenses, which represented approximately 39% and 34% of the Company's total expenses for the three-month periods ended March 31, 2019 and 2018, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims, decreased approximately 16% in the three-month period ended March 31, 2019, compared to the same period in 2018.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

Net amortization of cost of insurance acquired decreased 4% during the three-month period ended March 31, 2019 compared to the same period in 2018.  Cost of insurance acquired is established when an insurance company is acquired or when the Company acquires a block of in-force business.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The Company utilizes a 12% discount rate on the remaining unamortized business.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.  This expense is expected to decrease, unless the Company acquires a new block of business.

Operating expenses increased approximately 3% in the three-month period ended March 31, 2019 as compared to the same period in 2018. Overall, expenses were comparable in all of the major expense categories.

Management continues to place significant emphasis on expense monitoring and cost containment. Maintaining administrative efficiencies directly impacts net income.

Financial Condition

Investment Information

Investments represent approximately 86% and 85% of total assets at March 31, 2019 and December 31, 2018, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments that it is permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company's investment portfolio is invested in a diverse set of securities.

As of March 31, 2019, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders' equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available-for-sale are carried at market, with changes in market value charged directly to shareholders' equity.  Changes in the market value of available for sale securities resulted in a net unrealized gain of approximately $3.9 million and a net unrealized loss of approximately $3.4 million for the three-month periods ended March 31, 2019 and 2018, respectively.  The variance in the net unrealized gains and losses is the result of normal market fluctuations and lower interest rates.

Capital Resources

Total shareholders' equity increased by approximately 14% as of March 31, 2019 compared to December 31, 2018. The increase is mainly attributable to an increase in retained earnings, which is the result of the current year net income reported by the Company.

The Company's investments are predominately in fixed maturity investments such as bonds, which provide sufficient return to cover future obligations.  The Company carries all of its fixed maturity holdings as available for sale, which are reported in the Condensed Consolidated Financial Statements at their market value.

Liquidity

The Company has two principal needs for cash - the insurance company's contractual obligations to policyholders and the payment of operating expenses.  Cash and cash equivalents represented 5% total assets as of March 31, 2019 and December 31, 2018.  Fixed maturities as a percentage of total assets were approximately 40% and 41% as of March 31, 2019 and December 31, 2018, respectively.

The Company currently has access to funds for operating liquidity.  UTG has an $8 million revolving credit note with Illinois National Bank.  At March 31, 2019, the Company had no outstanding borrowings against the UTG line of credit. UG has a $10 million line of credit with the Federal Home Loan Bank. At March 31, 2019, the Company had no outstanding borrowings against the UG line of credit

Future policy benefits are primarily long-term in nature and therefore, the Company's investments are predominantly in long-term fixed maturity investments such as bonds and mortgage loans which provide sufficient return to cover these obligations. Many of the Company's products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds.

For the three months ended March 31, 2019 and 2018, operating activities used cash of approximately $364,000 and provided cash of approximately $3.3 million, respectively. Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments. Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses. The Company has not marketed any significant new products for several years.

The Company used cash in investing activities of approximately $540,000 and $8.3 million for the three month periods ended  March 31, 2019 and 2018, respectively.   The net cash provided by or used in investing activities is expected to vary from quarter to quarter depending on market conditions and Management’s ability to find and negotiate favorable investment contracts.

UTG is a holding Company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the Company in good standing with states in which it does business are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on Management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  At March 31, 2019, substantially all of the consolidated shareholders' equity represented net assets of its subsidiary.  The Company's insurance subsidiary has maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance Company dividend payments where the Company is domiciled.  No dividends were paid to shareholders in 2018 or the three-month period ended March 31, 2019.

UG is an Ohio domiciled insurance company, which requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory net income or b) 10% of statutory capital and surplus.  For the year ended December 31, 2018, UG had statutory net income of approximately $6.2 million.  At December 31, 2018 UG's statutory capital and surplus amounted to approximately $60 million.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  During 2018 , UG paid UTG ordinary dividends of $5 million. During the second quarter of 2019, UG paid UTG a dividend of $2 million.  UTG used the dividends received during 2018 and 2019 for general operations of the Company.

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

UTG, INC.
(Registrant)

Date:	May 14, 2019	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	May 14, 2019	By	/s/ Theodore C. Miller
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