Form 10-Q
period 2019-06-30
UTG INC
filed 2019-08-12
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No □

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer □

Non-accelerated filer □	Smaller reporting company ⌧

Emerging growth company □

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes □    No ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the registrant’s common stock as of July 31, 2019 was 3,281,551.

UTG, Inc.
(The “Company”)

Part 1.   Financial Information.
Item 1.  Financial Statements.

UTG, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2019	December 31, 2018*
ASSETS
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $158,339,368 and $160,895,869)	$167,734,370	$160,960,784
Equity securities, at fair value (cost $32,270,013 and $34,885,107)	80,707,408	67,664,482
Equity securities, at cost	11,901,503	12,118,617
Mortgage loans on real estate at amortized cost	8,761,822	9,069,111
Investment real estate	46,635,583	52,518,577
Notes receivable	29,417,513	23,717,312
Policy loans	8,979,490	9,204,222
Total investments	354,137,689	335,253,105

Cash and cash equivalents	25,229,997	20,150,162
Accrued investment income	1,979,294	2,119,882
Reinsurance receivables:
Future policy benefits	25,820,733	26,117,936
Policy claims and other benefits	4,012,594	4,053,882
Cost of insurance acquired	5,234,274	5,622,227
Property and equipment, net of accumulated depreciation	474,792	688,567
Income tax receivable	304,875	279,333
Other assets	1,465,376	1,263,242
Total assets	$418,659,624	$395,548,336

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$250,974,481	$253,852,368
Policy claims and benefits payable	4,179,809	4,267,481
Other policyholder funds	407,793	372,072
Dividend and endowment accumulations	14,692,562	14,608,838
Deferred income taxes	14,263,808	9,113,480
Other liabilities	6,011,362	6,257,387
Total liabilities	290,529,815	288,471,626

Shareholders' equity:
Common stock - no par value, stated value $.001 per share. Authorized 7,000,000 shares - 3,285,715 and 3,295,870 shares outstanding	3,286	3,296
Additional paid-in capital	36,253,067	36,567,865
Retained earnings	84,065,838	69,708,901
Accumulated other comprehensive income	7,057,702	62,495
Total UTG shareholders' equity	127,379,893	106,342,557
Noncontrolling interests	749,916	734,153
Total shareholders' equity	128,129,809	107,076,710
Total liabilities and shareholders' equity	$418,659,624	$395,548,336

* Balance sheet audited at December 31, 2018.
See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Revenue:
Premiums and policy fees	$2,431,489	$2,539,905	$4,934,694	$5,189,876
Ceded reinsurance premiums and policy fees	(813,256)	(773,198)	(1,330,311)	(1,512,163)
Net investment income	2,701,709	3,618,978	5,813,733	6,687,096
Other income	95,919	119,622	159,757	180,557
Revenue before net investment gains (losses)	4,415,861	5,505,307	9,577,873	10,545,366
Net investment gains (losses):
Other realized investment gains, net	5,301,778	115,204	6,415,476	649,446
Change in fair value of equity securities	97,148	11,231,720	14,884,779	15,360,956
Total net investment gains (losses)	5,398,926	11,346,924	21,300,255	16,010,402
Total revenue	9,814,787	16,852,231	30,878,128	26,555,768

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	4,590,885	4,369,689	8,018,085	8,538,483
Ceded reinsurance benefits and claims	(607,539)	(262,738)	(1,082,161)	(951,150)
Annuity	307,369	274,580	505,039	531,464
Dividends to policyholders	96,053	97,291	199,652	224,290
Commissions and amortization of deferred policy acquisition costs	(38,577)	(35,885)	(63,119)	(76,456)
Amortization of cost of insurance acquired	193,976	201,517	387,953	403,033
Operating expenses	1,789,951	1,784,832	3,934,340	3,870,651
Total benefits and other expenses	6,332,118	6,429,286	11,899,789	12,540,315

Income before income taxes	3,482,669	10,422,945	18,978,339	14,015,453
Income tax expense	662,831	2,151,209	4,359,889	3,056,972

Net income	2,819,838	8,271,736	14,618,450	10,958,481

Net income attributable to noncontrolling interests	(107,780)	(122,987)	(261,513)	(152,487)

Net income attributable to common shareholders	$2,712,058	$8,148,749	$14,356,937	$10,805,994

Amounts attributable to common shareholders
Basic income per share	$0.82	$2.46	$4.36	$3.26

Diluted income per share	$0.82	$2.46	$4.36	$3.26

Basic weighted average shares outstanding	3,290,617	3,311,319	3,293,940	3,318,167

Diluted weighted average shares outstanding	3,290,617	3,311,319	3,293,940	3,318,167

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Net income	$2,819,838	$8,271,736	$14,618,450	$10,958,481

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	3,925,070	(1,941,236)	8,859,921	(6,226,539)
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	(824,264)	407,659	(1,860,583)	1,307,573
Unrealized holding gains (losses) arising during period, net of tax	3,100,806	(1,533,577)	6,999,338	(4,918,966)

Less reclassification adjustment for gains (losses) included in net income	9,826	(115,204)	(5,229)	(115,204)
Tax (expense) benefit for gains included in net income	(2,064)	24,193	1,098	24,193
Reclassification adjustment for gains (losses) included in net income, net of tax	7,762	(91,011)	(4,131)	(91,011)
Subtotal: Other comprehensive income (loss), net of tax	3,108,568	(1,624,588)	6,995,207	(5,009,977)

Comprehensive income (loss)	5,928,406	6,647,148	21,613,657	5,948,504

Less comprehensive income attributable to noncontrolling interests	(107,780)	(122,987)	(261,513)	(152,487)

Comprehensive income (loss) attributable to UTG, Inc.	$5,820,626	$6,524,161	$21,352,144	$5,796,017

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

Three Months Ended June 30, 2019	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity

Balance at March 31, 2019	$3,297	36,585,277	81,353,780	3,949,134	642,136	$122,533,624
Common stock issued during year	1	16,735	-	-	-	16,736
Treasury shares acquired	(12)	(348,945)	-	-	-	(348,957)
Net income attributable to common shareholders	-	-	2,712,058	-	-	2,712,058
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	-	-	-	3,108,568	-	3,108,568
Contributions	-	-	-	-	-	-
Distributions	-	-	-	-	-	-
Gain attributable to noncontrolling interest	-	-	-	-	107,780	107,780
Balance at June 30, 2019	$3,286	36,253,067	84,065,838	7,057,702	749,916	$128,129,809

Six Months Ended June 30, 2019	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity

Balance at December 31, 2018	$3,296	36,567,865	69,708,901	62,495	734,153	$107,076,710
Common stock issued during year	7	246,527	-	-	-	246,534
Treasury shares acquired	(17)	(561,325)	-	-	-	(561,342)
Net income attributable to common shareholders	-	-	14,356,937	-	-	14,356,937
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	-	-	-	6,995,207	-	6,995,207
Contributions	-	-	-	-	-	-
Distributions	-	-	-	-	(245,750)	(245,750)
Gain attributable to noncontrolling interest	-	-	-	-	261,513	261,513
Balance at June 30, 2019	$3,286	36,253,067	84,065,838	7,057,702	749,916	$128,129,809

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

Three Months Ended June 30, 2018	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity

Balance at March 31, 2018	$3,318	37,165,939	59,975,029	11,289,621	928,581	$109,362,488
Common stock issued during year	1	16,756	-	-	-	16,757
Treasury shares acquired	(14)	(353,165)	-	-	-	(353,179)
Net income attributable to common shareholders	-	-	8,148,749	-	-	8,148,749
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	-	-	-	(1,624,588)	-	(1,624,588)
Contributions	-	-	-	-	-	-
Distributions	-	-	-	-	(247,446)	(247,446)
Gain attributable to noncontrolling interest	-	-	-	-	122,987	122,987
Balance at June 30, 2018	$3,305	36,829,530	68,123,778	9,665,033	804,122	$115,425,768

Six Months Ended June 30, 2018	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity

Balance at December 31, 2017	$3,333	37,536,164	39,040,456	32,952,338	899,227	$110,431,518
Adoption of Accounting Standards Update No 2016-01	-	-	18,277,328	(18,277,328)	-	-
January 1, 2018	3,333	37,536,164	57,317,784	14,675,010	899,227	110,431,518
Common stock issued during year	10	246,747	-	-	-	246,757
Treasury shares acquired	(38)	(953,381)	-	-	-	(953,419)
Net income attributable to common shareholders	-	-	10,805,994	-	-	10,805,994
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	-	-	-	(5,009,977)	-	(5,009,977)
Contributions	-	-	-	-	-	-
Distributions	-	-	-	-	(247,592)	(247,592)
Gain attributable to noncontrolling interest	-	-	-	-	152,487	152,487
Balance at June 30, 2018	$3,305	36,829,530	68,123,778	9,665,033	804,122	$115,425,768

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$14,618,450	$10,958,481
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	(32,084)	163,471
Realized investment gains, net	(6,415,476)	(649,446)
Change in fair value of equity securities	(14,884,779)	(15,360,956)
Amortization of cost of insurance acquired	387,953	403,033
Depreciation	594,399	572,751
Stock-based compensation	246,534	246,757
Charges for mortality and administration of universal life and annuity products	(3,235,159)	(3,304,604)
Interest credited to account balances	2,052,343	2,119,747
Change in accrued investment income	140,588	131,976
Change in reinsurance receivables	338,491	469,778
Change in policy liabilities and accruals	(1,317,789)	(658,483)
Change in income taxes receivable (payable)	(25,242)	6,177
Change in other assets and liabilities, net	2,842,382	6,438,057
Net cash provided by (used in) operating activities	(4,689,389)	1,536,739

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	4,566,651	12,881,864
Equity securities	4,939,893	716,323
Mortgage loans	4,381,319	2,240,015
Real estate	10,687,242	9,472,966
Notes receivable	1,827,987	824,062
Policy loans	930,639	1,087,790
Short-term investments	-	2,114,000
Total proceeds from investments sold and matured	27,333,731	29,337,020
Cost of investments acquired:
Fixed maturities available for sale	(2,507,805)	(15,304,506)
Equity securities	(115,013)	(9,010,290)
Trading securities	(132,518)	-
Mortgage loans	(4,014,455)	-
Real estate	(1,408,021)	(8,420,117)
Notes receivable	(7,528,188)	(4,000,000)
Policy loans	(705,906)	(960,620)
Short-term investments	-	(2,114,000)
Total cost of investments acquired	(16,411,906)	(39,809,533)
Net cash provided by (used in) investing activities	10,921,825	(10,472,513)

Cash flows from financing activities:
Policyholder contract deposits	2,410,517	2,426,333
Policyholder contract withdrawals	(2,756,026)	(3,569,583)
Purchase of treasury stock	(561,342)	(953,419)
Non controlling contributions (distributions) of consolidated subsidiary	(245,750)	(247,592)
Net cash used in financing activities	(1,152,601)	(2,344,261)

Net increase (decrease) in cash and cash equivalents	5,079,835	(11,280,035)
Cash and cash equivalents at beginning of period	20,150,162	25,434,199
Cash and cash equivalents at end of period	$25,229,997	$14,154,164

See accompanying notes.

UTG, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2018, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  The Company’s results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other future period.

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At June 30, 2019, Mr. Correll owns or controls directly and indirectly approximately  65.48% of UTG’s outstanding stock.

UTG’s life insurance subsidiary, Universal Guaranty Life Insurance Company (“UG”), has several wholly-owned and majority-owned subsidiaries.  The subsidiaries were formed to hold certain real estate investments.  The real estate investments were placed into the limited liability companies and partnerships to provide additional protection to the policyholders and to UG.

Certain amounts in prior periods have been reclassified to confirm with the current period presentation.

Note 2 – Recently Issued Accounting Standards

During the six months ended June 30, 2019, there were no additions to or changes in the critical accounting policies disclosed in the 2018 Form 10-K.

Note 3 – Investments

Available for Sale Securities – Fixed Maturity Securities

The Company’s insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in available for sale securities are summarized as follows:

June 30, 2019	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$28,164,007	$442,298	$(10,749)	$28,595,556
U.S. special revenue and assessments	15,349,588	800,970	-	16,150,558
All other corporate bonds	114,825,773	8,242,262	(79,779)	122,988,256
	$158,339,368	$9,485,530	$(90,528)	$167,734,370

December 31, 2018	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$25,649,410	$149,006	$(138,222)	$25,660,194
U.S. special revenue and assessments	16,350,486	334,300	(4,406)	16,680,380
All other corporate bonds	118,895,973	2,569,287	(2,845,050)	118,620,210
	$160,895,869	$3,052,593	$(2,987,678)	$160,960,784

The amortized cost and estimated market value of debt securities at June 30, 2019, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale June 30, 2019	Amortized Cost	Fair Value
Due in one year or less	$5,499,672	$5,509,330
Due after one year through five years	53,118,244	54,924,695
Due after five years through ten years	50,778,328	55,399,160
Due after ten years	48,943,124	51,901,185
Total	$158,339,368	$167,734,370

The fair value of investments with sustained gross unrealized losses at June 30, 2019 and December 31, 2018 are as follows:

June 30, 2019	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$1,498,320	(2,252)	2,673,346	(8,497)	4,171,666	$(10,749)
All other corporate bonds	-	-	948,490	(79,779)	948,490	(79,779)
Total fixed maturities	$1,498,320	(2,252)	3,621,836	(88,276)	5,120,156	$(90,528)

December 31, 2018	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$6,429,700	(49,904)	1,592,679	(88,318)	8,022,379	$(138,222)
U.S. special revenue and assessments	4,023,920	(4,406)	-	-	4,023,920	(4,406)
All other corporate bonds	49,270,729	(2,033,507)	15,337,739	(811,543)	64,608,468	(2,845,050)
Total fixed maturities	$59,724,349	(2,087,817)	16,930,418	(899,861)	76,654,767	$(2,987,678)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of June 30, 2019
Fixed maturities	1	3	4
As of December 31, 2018
Fixed maturities	30	10	40

Substantially all of the unrealized losses on fixed maturities at June 30, 2019 and December 31, 2018 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of  June 30, 2019 and December 31, 2018.

Net Investment Gains (Losses)

The following table presents net investment gains (losses) and the change in net unrealized gains (losses) on available-for-sale investments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Realized gains:
Sales of fixed maturities	$101,633	$373,662	$116,688	$373,662
Sales of equity securities	2,765,915	-	2,765,915	-
Sales of real estate	2,678,207	-	3,776,850	534,242
Other	-	-	-	-
Total realized gains	5,545,755	373,662	6,659,453	907,904
Realized losses:
Sales of fixed maturities	(111,459)	(258,458)	(111,459)	(258,458)
Sales of equity securities	-	-	-	-
Sales of real estate	-	-	-	-
Other-than-temporary impairments	-	-	-	-
Other	(132,518)	-	(132,518)	-
Total realized losses	(243,977)	(258,458)	(243,977)	(258,458)
Net realized investment gains (losses)	5,301,778	115,204	6,415,476	649,446
Change in fair value of equity securities:
Change in fair value of equity securities held at the end of the period	97,148	11,231,720	14,884,779	15,360,956
Change in fair value of equity securities	97,148	11,231,720	14,884,779	15,360,956
Net investment gains (losses)	$5,398,926	$11,346,924	$21,300,255	$16,010,402
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$3,925,070	$(1,941,236)	$8,859,921	$(6,226,539)
Equity securities	-	-	-	-
Net increase (decrease)	$3,925,070	$(1,941,236)	$8,859,921	$(6,226,539)

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

The Company did not recognize any other-than-temporary impairments during the six months ended June 30, 2019 or 2018.

Cost Method Investments

The Company held equity investments with an aggregate cost of $11,901,503 and $12,118,617 at June 30, 2019 and December 31, 2018, respectively.  These equity investments were not reported at fair value because it is not practicable to estimate their fair values due to insufficient information being available. Management did not identify any events or changes in circumstances that might have a significant adverse effect on the reported value of those investments.  Based on Management's evaluation of the expected cash flow of the investments, and the Company's ability and intent to hold the investments for a reasonable period of time, the Company does not deem an other-than-temporary impairment necessary at June 30, 2019.

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

During the six months ended June 30, 2019 and 2018, the Company acquired $4,014,455 and $0 in mortgage loans, respectively.  FSNB services the majority of the Company’s mortgage loan portfolio.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

During 2019 and 2018, the maximum and minimum lending rates for mortgage loans were:

	2019		2018
	Maximum rate	Minimum rate	Maximum rate	Minimum rate
Farm Loans	5.00%	5.00%	5.00%	5.00%
Commercial Loans	7.50%	4.80%	7.50%	4.00%
Residential Loans	8.00%	5.50%	8.00%	8.00%

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

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The mortgage loan reserve was $0 at June 30, 2019 and December 31, 2018.

The following table summarizes the mortgage loan holdings of the Company for the periods ended:

	June 30, 2019	December 31, 2018
In good standing	$6,922,475	$7,169,272
Overdue interest over 90 days	1,839,347	1,899,839
Total mortgage loans	$8,761,822	$9,069,111

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

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. The valuation allowance as of  June 30, 2019 and December 31, 2018 was $0. Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status. During the six months ended June 30, 2019 and 2018 the Company acquired 7,528,188 and $4,000,000, respectively.

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

The following table presents the Company’s assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheet on a recurring basis as of June 30, 2019.

	Level 1	Level 2	Level 3	Total
Assets
Fixed Maturities, available for sale	$28,595,556	$138,715,887	$422,927	$167,734,370
Equity Securities	36,103,927	13,042,505	31,560,976	80,707,408
Total	$64,699,483	$151,758,392	$31,983,903	$248,441,778

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

	Fixed Maturities, Available for Sale	Equity Securities	Total
Balance at December 31, 2018	$434,844	$29,473,168	$29,908,012
Total unrealized gain or (losses):
Included in net income (loss)	-	4,221,408	4,221,408
Included in other comprehensive income	-	-	-
Purchases	-	-	-
Sales	(11,917)	(2,133,600)	(2,145,517)
Balance at June 30, 2019	$422,927	$31,560,976	$31,983,903

	June 30, 2019	December 31, 2018
Change in fair value of equity securities included in net income (loss) relating to assets held	$4,221,408	$4,633,751

The Level 3 securities include collateralized debt obligations of trust preferred securities issued by banks and insurance companies and certain equity securities with unobservable inputs. The Company computed fair value of Level 3 equity investments based on a review of current financial information, earnings trends and similar companies in the same industries.

There were no transfers in or out of Level 3 as of June 30, 2019.  Transfers occur when there is a change in the availability of observable market information.

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

	June 30, 2019		December 31, 2018
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	$11,901,503	$11,901,503	$12,118,617	$12,118,617
	8,761,822	8,761,822	9,069,111	9,069,111
	46,635,583	46,635,583	52,518,577	52,518,577
	29,417,513	29,417,513	23,717,312	23,717,312
	8,979,490	8,979,490	9,204,222	9,204,222
	25,229,997	25,229,997	20,150,162	20,150,162

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

Note 5 – Credit Arrangements

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2018	Borrowings	Repayments	June 30, 2019
Lines of Credit:
UTG	11/20/2013	11/20/2019	$8,000,000	-	-	-	-
UG	6/2/2015	5/8/2020	10,000,000	-	-	-	-

The UTG line of credit carries interest at a fixed rate of  5.125% and is payable monthly. As collateral, UTG has pledged 100% of the common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company.

During May of 2019, the Federal Home Loan Bank approved UG’s Cash Management Advance Application (“CMA”). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company is currently in the process of renewing the CMA.

Note 6 – Shareholders’ Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock.  At a meeting of the Board of Directors in June of 2019, the Board of Directors of UTG authorized the repurchase of up to an additional $2.5 million of UTG's common stock, for a total  repurchase of up to $18.5 million of UTG's common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During the six months ended June 30, 2019, the Company repurchased 18,343 shares through the stock repurchase program for $561,342. Through June 30, 2019, UTG has spent $14,425,071 million in the acquisition of 1,158,449 shares under this program.

During 2019, the Company issued 8,188 shares of stock to management and employees as compensation at a cost of $246,534. These awards are determined at the discretion of the Board of Directors.

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  For the six months ended June 30, 2019 and 2018, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

The following table represents the total funding commitments and the unfunded commitment as of June 30, 2019 related to certain investments:

	Total Funding Commitment	Unfunded Commitment
RLF III, LLC	$4,000,000	$398,120
Sovereign’s Capital, LP Fund I	500,000	24,493
Sovereign's Capital, LP Fund II	1,000,000	240,566
Sovereign's Capital, LP Fund III	1,000,000	900,000
Barton Springs Music, LLC	1,750,000	1,158,500
Master Mineral Holdings III, LP	4,000,000	296,979

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

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	June 30,
	2019	2018
Interest	$-	$-
Federal income tax	1,106,000	67,000

	Six Months Ended
	June 30,
	2019	2018
Interest	$-	$-
Federal income tax	1,106,000	67,000

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

Because UTG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of  June 30, 2019 and 2018 , approximately 55% and 56%, respectively, of the Company’s total direct premium was collected from Illinois, Ohio, Texas and West Virginia. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 21% and 20% of total life insurance in force at June 30, 2019 and  December 31, 2018, respectively.  Insurance ceded represented 34% and 36% of premium income for the three months ended June 30, 2019 and 2018, respectively. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

The Company owns a variety of investments associated with the oil and gas industry. These investments represent approximately 27% and 25% of the Company's total invested assets as of June 30, 2019 and December 31, 2018, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s discussion and analysis of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively with the Parent, the “Company”).  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

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

During the six months ended June 30, 2019, there were no additions to or changes in the critical accounting policies disclosed in the 20188 Form 10-K.

Results of Operations

On a consolidated basis, the Company reported net income attributable to common shareholders’ of approximately $14.4 million for the six-month period ended June 30, 2019 and net income attributable to common shareholders’ of approximately $2.7 million for the three-month period ended June 30, 2019.  For the six-month period ended June 30, 2018, the Company reported net income attributable to common shareholders’ of approximately of approximately $10.4 million and net income attributable to common shareholders’ of approximately $8.1 million for the three-month period ended June 30, 2018.

Revenues

The Company reported total revenues of approximately $30.9 million for the six months ended June 30, 2019, an increase of approximately $4.3 million as compared to the same period in 2018. The Company reported total revenues of approximately $9.8 million for the three months ended June 30, 2019, a decrease of approximately $7 million as compared to the three month period ended June 30, 2018.  The variance in total revenues from the prior year to the current year is mainly attributable to $6.4 million of realized gains.  For the quarter, the fluctuations relate to the sale of certain stocks that resulted in $5.3 million of realized gains combined with the change in the fair value of equity securities of $97,000; down from the $11.2 million for the three months ended June 30, 2018.

Premium and policy fee revenues, net of reinsurance, decreased approximately 2% when comparing the six-month period ended June 30, 2019 to the same period in 2018.  Premium and policy fee revenues, net of reinsurance, decreased by approximately 8% when comparing the second quarter of 2019 to the same quarter in 2018.  The Company writes minimal new business.  Premium and policy fee revenues, net of reinsurance, represented 12% and 14% of the Company’s revenues as of June 30, 2019 and 2018, respectively.

The following table summarizes our investment performance.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net investment income	$2,701,709	$3,618,978	$5,813,733	$6,687,096
Net investment gains (losses)	$5,398,926	$11,346,924	$21,300,255	$16,010,402
Change in net unrealized investment gains (losses) on available-for-sale securities, pre-tax	$3,925,070	$(1,941,236)	$8,859,921	$(6,226,539)

The Company reported net realized investment gains of approximately $5.3 million and $6.4 million for the three and six months ended June 30, 2019, respectively. For the second quarter of 2019, realized gains consisted of approximately $2.7 million from equities sold and $2.6 million from real estate. For the three and six month periods ended June 30, 2018, the Company reported approximately $115,000 and $649,000, respectively, in net realized investment gains. Also in the net investments gains are unrealized gains related to the change in the fair value of equity securities. The Company reported unrealized equity gains of $97,000 and $14.9 million for the three and six-months ended June 30, 2019 and $11.2 and $15.4 million for the three and six-months ended June 30, 2018. This line item is affected by changes in the market value of the Company’s equity holdings and when equities are sold as occurred in second-quarter 2019. The Company has seen significant unrealized gains on its equity investments during 2018 and 2019. Significant portions of these gains are from two equity holdings, both in the area of oil and gas. While the Company has had very strong unrealized gains during 2018 and 2019, a pull back in the stock market, particularly in the oil and gas arena, could slow these gains or even result in future-period unrealized losses. Management believes these equity investments continue to be solid investments.

The following table reflects net investment income of the Company:

	Three Months Ended September 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Fixed maturities available for sale	$1,336,569	$1,924,927	$2,926,554	$3,762,771
Equity securities	301,224	340,246	969,332	872,313
Trading securities	111,693	-	-	-
Mortgage loans	166,992	191,514	285,604	406,072
Real estate	475,102	1,415,148	1,259,634	1,864,694
Notes receivable	515,504	146,725	950,659	533,507
Policy loans	169,464	179,029	311,016	329,110
Short term	-	36,108	-	95,501
Cash and cash equivalents	46,498	4,541	87,862	5,754
Total consolidated investment income	3,123,046	4,238,238	6,790,661	7,869,722
Investment expenses	(421,337)	(619,260)	(976,928)	(1,182,626)
Consolidated net investment income	$2,701,709	$3,618,978	$5,813,733	$6,687,096

Net investment income represented 19% and 25% of the Company’s total revenues as of June 30, 2019 and 2018, respectively.  The Company reported net investment income of approximately $5.8 million for the six months ended June 30, 2019, a decrease of approximately 13% compared to the same period in 2018.  For the three month period ended June 30, 2019, net investment income decreased approximately 25%, compared to the same quarter in 2018.  When comparing the three and six months ended June 30, 2019 and 2018, income from investing activities was comparable in the majority of the investment categories, with the largest variance being found in the fixed maturities and real estate categories.

Income from fixed maturities was down approximately 22% for the six-months ending June 30, 2019 when compared to the six-months ended June 30, 2018. In third quarter 2018, the Company sold a substantial bond holding.  The bond holding was initially acquired over a period of time in 2016 at a deep discount, with an average cost of 25% of its par value.  At the time of sale, management had determined the value of the security had recovered sufficiently enough and the time was right to sell a majority of the holding, realizing a gain of approximately $10 million.  The proceeds from the sale were replaced with higher-rated, lower-yielding bonds.

Earnings from the real estate portfolio are expected to vary depending on the activities of the subsidiaries and the potential distributions that will occur based upon the activities. For the six-months ended June 30, 2019, real estate earnings were down approximately 32% compared to the same period in 2018. The difference was attributable to one-time earnings events received in second quarter 2018 from real estate investments.  Excluding these one-time events in 2018, real estate income was comparable between periods.

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

Expenses

The Company reported total benefits and other expenses of approximately $11.9 million for the six months ended June 30, 2019, a decrease of approximately 5% from the same period in 2018.  For the three month period ended June 30, 2019, total benefits and other expenses decreased approximately 2%, compared to the same quarter in 2018.  Benefits, claims and settlement expenses represented approximately 29% and 64% of the Company’s total expenses for the three and six months ended June 30, 2019, respectively.  The other major expense category of the Company is operating expenses, which represented approximately 28% and 33% of the Company’s total expenses for the three and six months ended June 30, 2019, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims, decreased approximately 8% in the six months ended June 30, 2019, compared to the same period in 2018.  For the three months ended June 30, 2019, life benefits, claims and settlement expenses, net of reinsurance benefits and claims, decreased approximately 2%, compared to the same quarter in 2018.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

Net amortization of cost of insurance acquired decreased 4% during the three and six months ended June 30, 2019 compared to the same period in 2018.  Cost of insurance acquired is established when an insurance company is acquired or when the Company acquires a block of in-force business.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The Company utilizes a 12% discount rate on the remaining unamortized business.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.  This expense is expected to decrease, unless the Company acquires a new block of business.

Operating expenses increased less than 1% for the three-month period ended June 30, 2019 compared to that of the same period in 2018. For the six-months ended June 30, 2019 operating expenses increased less than 2% compared to that of the same period in 2018. Overall, expenses were comparable in all of the major expense categories.

Management continues to place significant emphasis on expense monitoring and cost containment. Maintaining administrative efficiencies directly impacts net income.

Financial Condition

Investment Information

Investments represent approximately 85% of total assets at June 30, 2019 and December 31, 2018.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments that it is permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company’s investment portfolio is invested in a diverse set of securities.

As of June 30, 2019, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market, with changes in market value charged directly to shareholders' equity.  Changes in the market value of available for sale securities resulted in net unrealized gains of $3.1 million and $7 million for the three and six months ended June 30, 2019, respectively.  The variance in the net unrealized gains and losses is the result of normal market fluctuations and changes in interest rates.

Capital Resources

Total shareholders’ equity increased by approximately 20% as of June 30, 2019 compared to December 31, 2018.  The increase in total shareholders’ equity is largely attributable to the net income reported for the period of $14.4 million and an increase of $7 million of accumulated other comprehensive income.

The Company’s investments are predominately in fixed maturity investments such as bonds.  The Company carries all of its fixed maturity holdings as available for sale, which are reported in the Condensed Consolidated Financial Statements at their market value.

Liquidity

The Company has two principal needs for cash - the insurance company’s contractual obligations to policyholders and the payment of operating expenses.  Cash and cash equivalents represented 6% and 5% of total assets as of June 30, 2019 and December 31, 2018, respectively.  Fixed maturities, as a percentage of total assets, were approximately 40% and 41% as of June 30, 2019 and December 31, 2018, respectively.

The Company currently has access to funds for operating liquidity.  UTG has an $8,000,000 revolving credit note with Illinois National Bank.  At June 30, 2019, the Company had no outstanding borrowings against the UTG line of credit.  UG has a $10 million line of credit with the Federal Home Loan Bank. At June 30, 2019, the Company had no outstanding borrowings against the UG line of credit.

Future policy benefits are primarily long-term in nature and therefore, the Company's investments are predominantly in long-term fixed maturity investments such as bonds and mortgage loans which provide sufficient return to cover these obligations. Many of the Company's products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds.

Net cash used in operating activities was approximately $4.7 million for the six months ended June 30, 2019 and net cash provided  was approximately $1.5 million for the same period of 2018.  Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline.  Management anticipates future cash flows from operations to remain similar to historic trends.

Net cash provided by investing activities was approximately $10.9 million while $10.5 million was used for the six months ended June 30, 2019 and 2018, respectively.  The net cash provided by investing activities is expected to vary from quarter to quarter depending on market conditions and management’s ability to find and negotiate favorable investment contracts.

UTG is a holding Company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the Company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on Management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  At June 30, 2019, substantially all of the consolidated shareholders’ equity represented net assets of its subsidiary.  The Company's insurance subsidiary has maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance Company dividend payments where the Company is domiciled.  No dividends were paid to shareholders in 2018 or the six months ended June 30, 2019.

UG is an Ohio domiciled insurance company, which requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory net income or b) 10% of statutory capital and surplus.  For the year ended December 31, 2018, UG had statutory net income of approximately $6.2 million.  At December 31, 2018 UG’s statutory capital and surplus amounted to approximately $60 million.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  During 2018, UG paid UTG ordinary dividends of $5 million.  During the second quarter of 2019, UG paid UTG an ordinary dividend of $2 million. In July of 2019, UG paid UTG an ordinary dividend of $2.5 million. UTG used the dividends received during 2018 and 2019 to purchase outstanding shares of UTG stock and for general operations of the Company.

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

UTG, INC.
(Registrant)

Date:	August 12, 2019	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	August 12, 2019	By	/s/ Theodore C. Miller
Theodore C. Miller
Senior Vice President and Chief Financial Officer