Form 10-Q
period 2019-09-30
UTG INC
filed 2019-11-12
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2019 was 3,275,880.

UTG, Inc.
(The “Company”)

Part 1.   Financial Information.
Item 1.  Financial Statements.

UTG, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2019	December 31, 2018*
ASSETS
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $163,291,888 and $160,895,869)	$176,002,451	$160,960,784
Equity securities, at fair value (cost $32,549,036 and $34,885,107)	76,939,974	67,664,482
Equity securities, at cost	11,289,805	12,118,617
Mortgage loans on real estate at amortized cost	8,526,598	9,069,111
Investment real estate	45,796,423	52,518,577
Notes receivable	27,953,110	23,717,312
Policy loans	8,853,633	9,204,222
Total investments	355,361,994	335,253,105

Cash and cash equivalents	25,728,799	20,150,162
Accrued investment income	1,744,076	2,119,882
Reinsurance receivables:
Future policy benefits	25,741,028	26,117,936
Policy claims and other benefits	3,970,131	4,053,882
Cost of insurance acquired	5,040,297	5,622,227
Property and equipment, net of accumulated depreciation	447,905	688,567
Income tax receivable	200,595	279,333
Other assets	636,478	1,263,242
Total assets	$418,871,303	$395,548,336

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$250,008,948	$253,852,368
Policy claims and benefits payable	3,769,383	4,267,481
Other policyholder funds	407,283	372,072
Dividend and endowment accumulations	14,649,215	14,608,838
Deferred income taxes	14,264,938	9,113,480
Other liabilities	6,763,117	6,257,387
Total liabilities	289,862,884	288,471,626

Shareholders' equity:
Common stock - no par value, stated value $.001 per share. Authorized 7,000,000 shares - 3,276,560 and 3,295,870 shares outstanding	3,277	3,296
Additional paid-in capital	35,965,153	36,567,865
Retained earnings	82,949,194	69,708,901
Accumulated other comprehensive income	9,597,996	62,495
Total UTG shareholders' equity	128,515,620	106,342,557
Noncontrolling interests	492,799	734,153
Total shareholders' equity	129,008,419	107,076,710
Total liabilities and shareholders' equity	$418,871,303	$395,548,336

* Balance sheet audited at December 31, 2018.
See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,		September 30,	September 30,	September 30,
	2019		2018	2019	2018
Revenue:
Premiums and policy fees		$2,385,113	$2,469,322	$7,319,807	$7,659,198
Ceded reinsurance premiums and policy fees		(678,941)	(652,418)	(2,009,252)	(2,164,581)
Net investment income		2,818,669	2,309,470	8,632,402	8,996,566
Other income		95,141	128,059	254,898	308,616
Revenue before net investment gains (losses)		4,619,982	4,254,433	14,197,855	14,799,799
Net investment gains (losses):
Other-than-temporary impairments		-	(300,000)	-	(300,000)
Other realized investment gains, net		3,727,538	12,074,120	10,143,014	12,723,566
Change in fair value of equity securities		(4,046,457)	6,689,533	10,838,322	22,050,489
Total net investment gains (losses)		(318,919)	18,463,653	20,981,336	34,474,055
Total revenue		4,301,063	22,718,086	35,179,191	49,273,854

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life		4,029,261	4,388,733	12,047,346	12,927,216
Ceded reinsurance benefits and claims		(501,184)	(1,044,894)	(1,583,345)	(1,996,044)
Annuity		265,413	252,260	770,452	783,724
Dividends to policyholders		74,864	77,489	274,516	301,779
Commissions and amortization of deferred policy acquisition costs		(39,665)	(34,464)	(102,784)	(110,920)
Amortization of cost of insurance acquired		193,977	201,516	581,930	604,549
Operating expenses		1,940,795	3,401,169	5,875,135	7,271,820
Total benefits and other expenses		5,963,461	7,241,809	17,863,250	19,782,124

Income (loss) before income taxes		(1,662,398)	15,476,277	17,315,941	29,491,730
Income tax (benefit) expense		(578,549)	3,506,656	3,781,340	6,563,628

Net income (loss)		(1,083,849)	11,969,621	13,534,601	22,928,102

Net income attributable to noncontrolling interests		(32,795)	(32,078)	(294,308)	(184,565)

Net income (loss) attributable to common shareholders	$	$ (1,116,644)	$11,937,543	$13,240,293	$22,743,537

Amounts attributable to common shareholders
Basic income (loss) per share	$	$ (0.34)	$3.62	$4.03	$6.87

Diluted income (loss) per share	$	$ (0.34)	$3.62	$4.03	$6.87

Basic weighted average shares outstanding		3,279,684	3,299,615	3,289,133	3,311,912

Diluted weighted average shares outstanding		3,279,684	3,299,615	3,289,133	3,311,912

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Net income (loss)	$(1,083,849)	$11,969,621	$13,534,601	$22,928,102

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	3,184,769	1,244,302	12,044,690	(4,982,237)
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	(668,802)	(261,303)	(2,529,385)	1,046,270
Unrealized holding gains (losses) arising during period, net of tax	2,515,967	982,999	9,515,305	(3,935,967)

Less reclassification adjustment for gains (losses) included in net income	30,793	(11,018,710)	25,564	(11,133,914)
Tax (expense) benefit for gains included in net income	(6,466)	2,313,929	(5,368)	2,338,122
Reclassification adjustment for gains (losses) included in net income, net of tax	24,327	(8,704,781)	20,196	(8,795,792)
Subtotal: Other comprehensive income (loss), net of tax	2,540,294	(7,721,782)	9,535,501	(12,731,759)

Comprehensive income (loss)	1,456,445	4,247,839	23,070,102	10,196,343

Less comprehensive income attributable to noncontrolling interests	(32,795)	(32,078)	(294,308)	(184,565)

Comprehensive income (loss) attributable to UTG, Inc.	$1,423,650	$4,215,761	$22,775,794	$10,011,778

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

Three Months Ended September 30, 2019	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity

Balance at June 30, 2019	$3,286	$36,253,067	$84,065,838	$7,057,702	$749,916	$128,129,809
Common stock issued during year	-	-	-	-	-	-
Treasury shares acquired	(9)	(287,914)	-	-	-	(287,923)
Net income attributable to common shareholders	-	-	(1,116,644)	-	-	(1,116,644)
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	-	-	-	2,540,294	-	2,540,294
Contributions	-	-	-	-	-	-
Distributions	-	-	-	-	(289,912)	(289,912)
Gain attributable to noncontrolling interest	-	-	-	-	32,795	32,795
Balance at September 30, 2019	$3,277	$35,965,153	$82,949,194	$9,597,996	$492,799	$129,008,419

Nine Months Ended September 30, 2019	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity

Balance at December 31, 2018	$3,296	$36,567,865	$69,708,901	$62,495	$734,153	$107,076,710
Common stock issued during year	7	246,527	-	-	-	246,534
Treasury shares acquired	(26)	(849,239)	-	-	-	(849,265)
Net income attributable to common shareholders	-	-	13,240,293	-	-	13,240,293
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	-	-	-	9,535,501	-	9,535,501
Contributions	-	-	-	-	-	-
Distributions	-	-	-	-	(535,662)	(535,662)
Gain attributable to noncontrolling interest	-	-	-	-	294,308	294,308
Balance at September 30, 2019	$3,277	$35,965,153	$82,949,194	$9,597,996	$492,799	$129,008,419

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

Three Months Ended September 30, 2018	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity

Balance at June 30, 2018	$3,305	$36,829,530	$68,123,778	$9,665,033	$804,122	$115,425,768
Common stock issued during year	-	-	-	-	-	-
Treasury shares acquired	(9)	(264,374)	-	-	-	(264,383)
Net income attributable to common shareholders	-	-	11,937,543	-	-	11,937,543
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	-	-	-	(7,721,782)	-	(7,721,782)
Contributions	-	-	-	-	-	-
Distributions	-	-	-	-	-	-
Gain attributable to noncontrolling interest	-	-	-	-	32,078	32,078
Balance at September 30, 2018	$3,296	$36,565,156	$80,061,321	$1,943,251	$836,200	$119,409,224

Nine Months Ended September 30, 2018	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity

Balance at December 31, 2017	$3,333	$37,536,164	$39,040,456	$32,952,338	$899,227	$110,431,518
Adoption of Accounting Standards Update No 2016-01	-	-	18,277,328	(18,277,328)	-	-
January 1, 2018	3,333	37,536,164	57,317,784	14,675,010	899,227	110,431,518
Common stock issued during year	10	246,747	-	-	-	246,757
Treasury shares acquired	(47)	(1,217,755)	-	-	-	(1,217,802)
Net income attributable to common shareholders	-	-	22,743,537	-	-	22,743,537
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	-	-	-	(12,731,759)	-	(12,731,759)
Contributions	-	-	-	-	-	-
Distributions	-	-	-	-	(247,592)	(247,592)
Gain attributable to noncontrolling interest	-	-	-	-	184,565	184,565
Balance at September 30, 2018	$3,296	$36,565,156	$80,061,321	$1,943,251	$836,200	$119,409,224

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$13,534,601	$22,928,102
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	28,936	137,899
Other-than-temporary impairments	-	300,00
Realized investment gains, net	(10,143,014)	(12,723,566)
Change in fair value of equity securities	(10,838,322)	(22,050,489)
Amortization of cost of insurance acquired	581,930	604,549
Depreciation	868,630	814,202
Stock-based compensation	246,534	246,757
Charges for mortality and administration of universal life and annuity products	(4,839,551)	(4,948,332)
Interest credited to account balances	3,068,614	3,177,834
Change in accrued investment income	375,806	42,511
Change in reinsurance receivables	460,659	91,579
Change in policy liabilities and accruals	(2,458,575)	(2,613,125)
Change in income taxes receivable (payable)	78,738	2,221,052
Change in other assets and liabilities, net	3,749,194	9,987,926
Net cash used in operating activities	(5,285,820)	(1,783,101)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	8,563,966	54,220,638
Equity securities	10,219,197	843,260
Mortgage loans	4,824,430	4,496,554
Real estate	11,620,038	12,783,088
Notes receivable	4,296,998	2,559,264
Policy loans	1,324,183	1,423,014
Short-term investments	-	2,114,000
Total proceeds from investments sold and matured	40,848,812	78,439,818
Cost of investments acquired:
Fixed maturities available for sale	(11,655,148)	(42,955,401)
Equity securities	(1,323,310)	(9,538,853)
Trading securities	(132,518)	-
Mortgage loans	(4,216,644)	(16,453)
Real estate	(1,729,000)	(10,113,852)
Notes receivable	(8,532,796)	(4,000,000)
Policy loans	(973,594)	(1,244,976)
Short-term investments	-	(7,549,076)
Total cost of investments acquired	(28,563,010)	(75,418,611)
Net cash provided by investing activities	12,285,802	3,021,207

Cash flows from financing activities:
Policyholder contract deposits	3,542,562	3,548,809
Policyholder contract withdrawals	(3,578,980)	(2,849,310)
Purchase of treasury stock	(849,265)	(1,217,802)
Non controlling contributions (distributions) of consolidated subsidiary	(535,662)	(247,592)
Net cash used in financing activities	(1,421,345)	(765,895)

Net increase in cash and cash equivalents	5,578,637	472,211
Cash and cash equivalents at beginning of period	20,150,162	25,434,199
Cash and cash equivalents at end of period	$25,728,799	$25,906,410

See accompanying notes.

UTG, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2018, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  The Company’s results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other future period.

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At September 30, 2019, Mr. Correll owns or controls directly and indirectly approximately  65.66% of UTG’s outstanding stock.

UTG’s life insurance subsidiary, Universal Guaranty Life Insurance Company (“UG”), has several wholly-owned and majority-owned subsidiaries.  The subsidiaries were formed to hold certain real estate investments.  The real estate investments were placed into the limited liability companies and partnerships to provide additional protection to the policyholders and to UG.

Certain amounts in prior periods have been reclassified to conform with the current period presentation.

Note 2 – Recently Issued Accounting Standards

During the nine months ended September 30, 2019, there were no additions to or changes in the critical accounting policies disclosed in the 2018 Form 10-K.

Note 3 – Investments

Available for Sale Securities – Fixed Maturity Securities

The Company’s insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in available for sale securities are summarized as follows:

September 30, 2019	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$35,283,800	$483,968	$(333)	$35,767,435
U.S. special revenue and assessments	14,376,048	1,002,030	(99)	15,377,979
All other corporate bonds	113,632,040	11,224,997	-	124,857,037
	$163,291,888	$12,710,995	$(432)	$176,002,451

December 31, 2018	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$25,649,410	$149,006	$(138,222)	$25,660,194
U.S. special revenue and assessments	16,350,486	334,300	(4,406)	16,680,380
All other corporate bonds	118,895,973	2,569,287	(2,845,050)	118,620,210
	$160,895,869	$3,052,593	$(2,987,678)	$160,960,784

The amortized cost and estimated market value of debt securities at September 30, 2019, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale September 30, 2019	Amortized Cost	Fair Value
Due in one year or less	$2,500,083	$2,499,750
Due after one year through five years	62,005,611	64,052,446
Due after five years through ten years	50,915,439	56,800,689
Due after ten years	47,870,755	52,649,566
Total	$163,291,888	$176,002,451

The fair value of investments with sustained gross unrealized losses at September 30, 2019 and December 31, 2018 are as follows:

September 30, 2019	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$-	-	2,499,750	(333)	2,499,750	$(333)
U.S. special revenue and assessments	2,027,140	(99)	-	-	2,027,140	(99)
Total fixed maturities	$2,027,140	(99)	2,499,750	(333)	4,526,890	$(432)

December 31, 2018	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$6,429,700	(49,904)	1,592,679	(88,318)	8,022,379	$(138,222)
U.S. special revenue and assessments	4,023,920	(4,406)	-	-	4,023,920	(4,406)
All other corporate bonds	49,270,729	(2,033,507)	15,337,739	(811,543)	64,608,468	(2,845,050)
Total fixed maturities	$59,724,349	(2,087,817)	16,930,418	(899,861)	76,654,767	$(2,987,678)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of September 30, 2019
Fixed maturities	1	1	2
As of December 31, 2018
Fixed maturities	30	10	40

Substantially all of the unrealized losses on fixed maturities at September 30, 2019 and December 31, 2018 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of  September 30, 2019 and December 31, 2018.

Net Investment Gains (Losses)

The following table presents net investment gains (losses) and the change in net unrealized gains (losses) on available-for-sale investments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Realized gains:
Sales of fixed maturities	$-	$11,018,711	$116,690	$11,392,373
Sales of equity securities	3,738,333	-	6,504,246	-
Sales of real estate	20,000	1,055,409	3,796,850	1,589,651
Other	-	-	-	-
Total realized gains	3,758,333	12,074,120	10,417,786	12,982,024
Realized losses:
Sales of fixed maturities	(30,795)	-	(142,254)	(258,458)
Sales of equity securities	-	-	-	-
Sales of real estate	-	-	-	-
Other-than-temporary impairments	-	(300,000)	-	(300,000)
Other	-	-	(132,518)	-
Total realized losses	(30,795)	(300,000)	(274,772)	(558,458)
Net realized investment gains (losses)	3,727,538	11,774,120	10,143,014	12,423,566
Change in fair value of equity securities:
Change in fair value of equity securities held at the end of the period	(4,046,457)	6,689,533	10,838,322	22,050,489
Change in fair value of equity securities	(4,046,457)	6,689,533	10,838,322	22,050,489
Net investment gains (losses)	$(318,919)	$18,463,653	$20,981,336	$34,474,055
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$3,184,769	$1,244,302	$12,044,690	$(4,982,237)
Equity securities	-	-	-	-
Net increase (decrease)	$3,184,769	$1,244,302	$12,044,690	$(4,982,237)

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

The Company did not recognize any other-than-temporary impairments during the nine months ended September 30, 2019. During the third quarter of 2018, the Company recognized an other-than-temporary impairment on real estate. The other-than-temporary impairment was taken as a result of Management's assessment and determination of value of the real estate. The real estate was written down to better reflect its current expected value.

Cost Method Investments

The Company held equity investments with an aggregate cost of $11,289,805 and $12,118,617 at September 30, 2019 and December 31, 2018, respectively.  These equity investments were not reported at fair value because it is not practicable to estimate their fair values due to insufficient information being available. Management did not identify any events or changes in circumstances that might have a significant adverse effect on the reported value of those investments.  Based on Management's evaluation of the expected cash flow of the investments, and the Company's ability and intent to hold the investments for a reasonable period of time, the Company does not deem an other-than-temporary impairment necessary at September 30, 2019.

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

During the nine months ended September 30, 2019 and 2018, the Company acquired $4,216,644 and $16,453 in mortgage loans, respectively.  FSNB services the majority of the Company’s mortgage loan portfolio.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

During 2019 and 2018, the maximum and minimum lending rates for mortgage loans were:

	2019		2018
	Maximum rate	Minimum rate	Maximum rate	Minimum rate
Farm Loans	5.00%	5.00%	5.00%	5.00%
Commercial Loans	7.50%	4.82%	7.50%	4.00%
Residential Loans	5.50%	5.50%	8.00%	8.00%

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

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The mortgage loan reserve was $0 at September 30, 2019 and December 31, 2018.

The following table summarizes the mortgage loan holdings of the Company for the periods ended:

	September 30, 2019	December 31, 2018
In good standing	$6,695,892	$7,169,272
Overdue interest over 90 days	1,830,706	1,899,839
Total mortgage loans	$8,526,598	$9,069,111

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

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. The valuation allowance as of  September 30, 2019 and December 31, 2018 was $0. Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status. During the nine months ended September 30, 2019 and 2018 the Company acquired $8,532,796 and $4,000,000, respectively.

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

The following table presents the Company’s assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheet on a recurring basis as of September 30, 2019.

	Level 1	Level 2	Level 3	Total
Assets
Fixed Maturities, available for sale	$35,767,435	$139,812,089	$422,927	$176,002,451
Equity Securities	29,232,731	14,328,980	33,378,263	76,939,974
Total	$65,000,166	$154,141,069	$33,801,190	$252,942,425

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

	Fixed Maturities, Available for Sale	Equity Securities	Total
Balance at December 31, 2018	$434,844	$29,473,168	$29,908,012
Total unrealized gain or (losses):
Included in net income (loss)	-	5,937,050	5,937,050
Included in other comprehensive income	-	-	-
Purchases	-	275,720	275,720
Sales	(11,917)	(2,307,675)	(2,319,592)
Balance at September 30, 2019	$422,927	$33,378,263	$33,801,190

	September 30, 2019	December 31, 2018
Change in fair value of equity securities included in net income (loss) relating to assets held	$5,937,050	$4,633,751

The Level 3 securities include collateralized debt obligations of trust preferred securities issued by banks and insurance companies and certain equity securities with unobservable inputs. The Company computed fair value of Level 3 equity investments based on a review of current financial information, earnings trends and similar companies in the same industries.

There were no transfers in or out of Level 3 as of September 30, 2019.  Transfers occur when there is a change in the availability of observable market information.

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

	September 30, 2019		December 31, 2018
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Equity securities	$11,289,805	$11,289,805	$12,118,617	$12,118,617
Mortgage loans on real estate	8,526,598	8,526,598	9,069,111	9,069,111
Investment real estate	45,796,423	45,796,423	52,518,577	52,518,577
Notes receivable	27,953,110	27,953,110	23,717,312	23,717,312
Policy loans	8,853,633	8,853,633	9,204,222	9,204,222
Cash and cash equivalents	25,728,799	25,728,799	20,150,162	20,150,162

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

Note 5 – Credit Arrangements

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2018	Borrowings	Repayments	September 30, 2019
Lines of Credit:
UTG	11/20/2013	11/20/2019	$8,000,000	-	-	-	-
UG	6/2/2015	5/8/2020	10,000,000	-	-	-	-

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

Note 6 – Shareholders’ Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock.  At a meeting of the Board of Directors in June of 2019, the Board of Directors of UTG authorized the repurchase of up to an additional $2.5 million of UTG's common stock, for a total  repurchase of up to $18.5 million of UTG's common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During the nine months ended September 30, 2019, the Company repurchased 27,498 shares through the stock repurchase program for $849,265. Through September 30, 2019, UTG has spent $14,712,994 in the acquisition of 1,167,604 shares under this program.

During 2019, the Company issued 8,188 shares of stock to management and employees as compensation at a cost of $246,534. These awards are determined at the discretion of the Board of Directors.

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  For the nine months ended September 30, 2019 and 2018, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

The following table represents the total funding commitments and the unfunded commitment as of September 30, 2019 related to certain investments:

	Total Funding Commitment	Unfunded Commitment
RLF III, LLC	$4,000,000	$398,120
Sovereign’s Capital, LP Fund I	500,000	24,493
Sovereign's Capital, LP Fund II	1,000,000	158,596
Sovereign's Capital, LP Fund III	1,000,000	800,000
Barton Springs Music, LLC	1,750,000	1,064,750

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

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	September 30,
	2019	2018
Interest	$-	$-
Federal income tax	-	-

	Nine Months Ended
	September 30,
	2019	2018
Interest	$-	$-
Federal income tax	1,106,000	67,000

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

Because UTG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of  September 30, 2019 and 2018 , approximately 56% and 55%, respectively, of the Company’s total direct premium was collected from Illinois, Ohio, Texas and West Virginia. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 20% of total life insurance in force at September 30, 2019 and  December 31, 2018.  Insurance ceded represented 37% and 33% of premium income for the three months ended September 30, 2019 and 2018, respectively. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

The Company owns a variety of investments associated with the oil and gas industry. These investments represent approximately 24% and 25% of the Company's total invested assets as of September 30, 2019 and December 31, 2018, respectively.

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

During the nine months ended September 30, 2019, there were no additions to or changes in the critical accounting policies disclosed in the 2018 Form 10-K.

Results of Operations

On a consolidated basis, the Company reported net income attributable to common shareholders’ of approximately $13.2 million for the nine-month period ended September 30, 2019 and a net loss attributable to common shareholders’ of approximately ($1.1) million for the three-month period ended September 30, 2019.  For the nine-month period ended September 30, 2018, the Company reported net income attributable to common shareholders’ of approximately $22.7 million and net income attributable to common shareholders’ of approximately $12 million for the three-month period ended September 30, 2018.

Revenues

The Company reported total revenues of approximately $35.2 million for the nine months ended September 30, 2019, a decrease of approximately $14.1 million as compared to the same period in 2018. The Company reported total revenues of approximately $4.3 million for the three months ended September 30, 2019, a decrease of approximately $18.4 million as compared to the three month period ended September 30, 2018.  The variance in the total revenues for the third quarter and year to date 2019, as compared to the prior year, are mainly attributable to the amounts reported for realized investment gains and losses and the change in the fair value of equity securities.The variance in total revenues from the prior year to the current year is mainly attributable to approximately $11.2 million of unrealized losses related to the change in the fair value of equity securities combined with $2.6 million less in net realized gains.  For the quarter, the fluctuations relate to the sale of certain stocks that resulted in $3.7 million of realized gains combined with the change in the fair value of equity securities.

Premium and policy fee revenues, net of reinsurance, decreased approximately 3% when comparing the nine-month period ended September 30, 2019 to the same period in 2018.  Premium and policy fee revenues, net of reinsurance, decreased by approximately 6% when comparing the third quarter of 2019 to the same quarter in 2018.  The Company writes minimal new business.  Premium and policy fee revenues, net of reinsurance, represented 15% and 11% of the Company’s revenues as of September 30, 2019 and 2018, respectively.

The following table summarizes our investment performance.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net investment income	$2,818,669	$2,309,470	$8,632,402	$8,996,566
Net investment gains (losses)	$(318,919)	$18,463,653	$20,981,336	$34,474,055
Change in net unrealized investment gains (losses) on available-for-sale securities, pre-tax	$3,184,769	$1,244,302	$12,044,690	$(4,982,237)

The Company reported net investment losses of approximately $319,000 and gains of $21 million for the three and nine-months ended September 30, 2019, respectively. For the three and nine-months ended September 30, 2018, the Company reported net investment gains of $18.5 million and $34.5 million, respectively. For the third quarter of 2019, realized investment gains consisted of approximately $3.7 million from equities sold. The same period in 2018 had total realized investment gains of $12.1 million, which is largely a result of discounted bonds that were sold in the third quarter, resulting in realized gains of approximately $10 million. The Company also sold three parcels of real estate in 2018 that resulted in $1.3 million of realized gains.

Also included in net investments gains are unrealized gains related to the change in fair value of equity securities. The Company reported unrealized equity losses of $4 million and gains of $10.8 million for the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, the Company reported a change in fair value of equity securities of $6.7 million and $22.1 million. This line item is affected by changes in the market value of the Company’s equity holdings and when equities are sold as occurred in the second and third quarters of 2019. The Company has seen significant unrealized gains on its equity investments during 2018 and 2019. Significant portions of these gains are from two equity holdings, both in the area of oil and gas. While the Company has had very strong unrealized gains during 2018 and 2019, a pullback in the stock market, particularly in the oil and gas arena, could slow these gains or even result in future-period unrealized losses. During the third quarter of 2019, these securities produced unrealized losses of approximately $3 million; however, Management believes these equities continue to be solid investments.

The following table reflects net investment income of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Fixed maturities available for sale	$1,445,341	$1,887,731	$4,371,895	$5,650,502
Equity securities	287,462	431,176	1,256,794	1,303,489
Trading securities	-	-	-	-
Mortgage loans	83,528	267,137	369,132	673,209
Real estate	881,705	531,892	2,141,339	2,396,586
Notes receivable	485,288	599,622	1,435,947	1,133,129
Policy loans	149,979	156,520	460,995	485,630
Short term	-	236,397	-	331,898
Cash and cash equivalents	58,573	6,109	146,435	11,863
Total consolidated investment income	3,391,876	4,116,584	10,182,537	11,986,306
Investment expenses	(573,207)	(1,807,114)	(1,550,135)	(2,989,740)
Consolidated net investment income	$2,818,669	$2,309,470	$8,632,402	$8,996,566

Net investment income represented 25% and 18% of the Company’s total revenues as of September 30, 2019 and 2018, respectively.  The Company reported net investment income of approximately $8.6 million for the nine months ended September 30, 2019, a decrease of approximately 4% compared to the same period in 2018.  For the three month period ended September 30, 2019, net investment income increased approximately 22%, compared to the same quarter in 2018. This is largely attributable to reduced investment expenses. When comparing the three and nine months ended September 30, 2019 and 2018, income from investing activities was comparable in the majority of the investment categories, with the largest variance being found in the fixed maturities and short term investment categories.

Income from fixed maturities was down approximately 23% for the nine months ended September 30, 2019 when compared to the nine months ended September 30, 2018. In the third quarter of 2018, the Company sold a substantial bond holding.  The bond holding was initially acquired over a period of time in 2016 at a deep discount, with an average cost of 25% of its par value.  At the time of sale, management had determined the value of the security had recovered sufficiently enough and the time was right to sell a majority of the holding, realizing a gain of approximately $10 million.  The proceeds from the sale were replaced with higher-rated, lower-yielding bonds.

During 2018, the Company held a short term note receivable that produced investment income of $331,898. The Company has not invested in any similar such short term investments during 2019 and is therefore not reporting any income from short term investments during the current year.

For the nine-months ended September 30, 2019, investment expenses were down approximately 49% when compared to the same period in 2018. The variance is due to a one-time fee bonus of $1.5 million paid as a result of the sale of certain discounted bonds in the third quarter of 2018.

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

Expenses

The Company reported total benefits and other expenses of approximately $17.9 million for the nine months ended September 30, 2019, a decrease of approximately 10% from the same period in 2018.  For the three month period ended September 30, 2019, total benefits and other expenses decreased approximately 18%, compared to the same quarter in 2018.  Benefits, claims and settlement expenses represented approximately 65% and 64% of the Company’s total expenses for the three and nine months ended September 30, 2019, respectively.  The other major expense category of the Company is operating expenses, which represented approximately 33% of the Company’s total expenses for the three and nine months ended September 30, 2019.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims, decreased approximately 4% in the nine months ended September 30, 2019, compared to the same period in 2018.  For the three months ended September 30, 2019, life benefits, claims and settlement expenses, net of reinsurance benefits and claims, increased approximately 5%, compared to the same quarter in 2018.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

Net amortization of cost of insurance acquired decreased 4% during the three and nine months ended September 30, 2019 compared to the same period in 2018.  Cost of insurance acquired is established when an insurance company is acquired or when the Company acquires a block of in-force business.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The Company utilizes a 12% discount rate on the remaining unamortized business.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.  This expense is expected to decrease, unless the Company acquires a new block of business.

Operating expenses decreased approximately 43% for the three-month period ended September 30, 2019 compared to that of the same period in 2018. For the nine months ended September 30, 2019 operating expenses decreased approximately 19% compared to that of the same period in 2018. The variance is mainly attributable to a decrease in charitable contributions and salary expenses. Earnings in the prior year resulted in a higher accrual for salary expense in anticipation of annual performance bonuses for both management and staff. The significant realized gains from the sale of discounted bonds in third quarter 2018 was the primary driver of this variation.

Charitable contributions are a function of the Company’s earnings. UTG has a strong philanthropic program and the Company generally allocates a portion of its earnings to be sued for its philanthropic efforts primarily targeted to Christ-centered organizations or organizations that help the weak or poor. Charitable contributions made by the Company are expected to vary from year to year depending on the earnings of the Company.

Management continues to place significant emphasis on expense monitoring and cost containment. Maintaining administrative efficiencies directly impacts net income.

Financial Condition

Investment Information

Investments represent approximately 85% of total assets at September 30, 2019 and December 31, 2018.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments that it is permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company’s investment portfolio is invested in a diverse set of securities.

As of September 30, 2019, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market, with changes in market value charged directly to shareholders' equity.  Changes in the market value of available for sale securities resulted in net unrealized gains of $2.5 million and $9.5 million for the three and nine months ended September 30, 2019, respectively.  The variance in the net unrealized gains and losses is the result of normal market fluctuations and changes in interest rates.

Capital Resources

Total shareholders’ equity increased by approximately 20% as of September 30, 2019 compared to December 31, 2018.  The increase in total shareholders’ equity is largely attributable to the net income reported for the period of $13.2 million and an increase of $9.5 million of accumulated other comprehensive income.

The Company’s investments are predominately in fixed maturity investments such as bonds. Changes in the current interest rate and The Company carries all of its fixed maturity holdings as available for sale, which are reported in the Condensed Consolidated Financial Statements at their market value.

Liquidity

The Company has two principal needs for cash - the insurance company’s contractual obligations to policyholders and the payment of operating expenses.  Cash and cash equivalents represented 6% and 5% of total assets as of September 30, 2019 and December 31, 2018, respectively.  Fixed maturities, as a percentage of total assets, were approximately 42% and 41% as of September 30, 2019 and December 31, 2018, respectively.

The Company currently has access to funds for operating liquidity.  UTG has an $8,000,000 revolving credit note with Illinois National Bank.  At September 30, 2019, the Company had no outstanding borrowings against the UTG line of credit.  UG has a $10 million line of credit with the Federal Home Loan Bank. At September 30, 2019, the Company had no outstanding borrowings against the UG line of credit.

Future policy benefits are primarily long-term in nature and therefore, the Company's investments are predominantly in long-term fixed maturity investments such as bonds and mortgage loans which provide sufficient return to cover these obligations. Many of the Company's products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds.

Net cash used in operating activities was approximately $5.3 million for the nine months ended September 30, 2019 and  approximately $1.8 million for the same period of 2018.  Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline.  Management anticipates future cash flows from operations to remain similar to historic trends.

Net cash provided by investing activities was approximately $12.3 million and $3 million for the nine months ended September 30, 2019 and 2018, respectively.  The net cash provided by investing activities is expected to vary from quarter to quarter depending on market conditions and management’s ability to find and negotiate favorable investment contracts.

UTG is a holding Company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the Company in good standing with states in which it does business and the servicing of its debt, are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on Management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  At September 30, 2019, substantially all of the consolidated shareholders’ equity represented net assets of its subsidiary.  The Company's insurance subsidiary has maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance Company dividend payments where the Company is domiciled.  No dividends were paid to shareholders in 2018 or the nine months ended September 30, 2019.

UG is an Ohio domiciled insurance company, which requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory net income or b) 10% of statutory capital and surplus.  For the year ended December 31, 2018, UG had statutory net income of approximately $6.2 million.  At December 31, 2018 UG’s statutory capital and surplus amounted to approximately $60 million.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  During 2018, UG paid UTG ordinary dividends of $5 million.  During the nine month period ended September 30, 2019, UG paid UTG dividends of $4.5 million. During October of 2019, UG paid UTG a dividend of $1.5 million.  UTG used the dividends received during 2018 and 2019 to purchase outstanding shares of UTG stock and for general operations of the Company.

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

UTG, INC.
(Registrant)

Date:	November 12, 2019	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	November 12, 2019	By	/s/ Theodore C. Miller
Theodore C. Miller
Senior Vice President and Chief Financial Officer