Form 10-K
period 2019-12-31
UTG INC
filed 2020-03-20
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
  If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
  Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐    No ☒
  As of June 30, 2019, shares of the Registrant’s common stock held by non-affiliates (based upon the price of the last sale of $30.01 per share), had an aggregate market value of approximately $29,354,972.
  At January 31, 2020 the Registrant had 3,271,564 outstanding shares of common stock, stated value $.001 per share.
  Documents incorporated by reference: None
UTG, Inc.
Form 10-K
Year Ended December 31, 2019

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

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC, a Kentucky corporation, (“FSF”) and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At December 31, 2019, Mr. Correll owns or controls directly and indirectly approximately 66% of UTG’s outstanding stock.

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

The following table summarizes the Company's fixed maturities distribution at December 31, 2019 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

Rating	2019
Investment Grade
AAA	6%
AA+	30%
AA	3%
AA-	10%
A+	12%
A	12%
A-	13%
BBB+	4%
BBB	8%
BBB-	1%
Below Investment Grade	1%
100%

The following table shows the composition, average maturity and average yield on the average carrying value of the Company's investment portfolio at December 31, 2019.

	Average
	Carrying	Average	Average
Investments	Value	Maturity	Yield

Fixed maturities held for sale	$166,295,079	9.46 years	3.52%
Equity securities	84,682,070	Not applicable	1.82%
Mortgage loans	8,646,199	8.76 years	5.55%
Investment real estate	48,431,407	Not applicable	6.06%
Notes receivable	21,602,385	4.39 years	8.55%
Policy loans	9,004,049	Not applicable	6.75%
Cash, cash equivalents and short term	29,689,982	On demand	0.59%
Total investments	$368,351,171		3.65%

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

During 2019 and 2018, the Company acquired $4,367,644 and $91,954 in mortgage loans, respectively, in participation mortgage loans.  FSNB services a majority of the mortgage loan portfolio of the Company.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

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

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.   The mortgage loan reserve was $0 at December 31, 2019 and 2018.

The following table shows a distribution of the Company’s mortgage loans and discounted mortgage loans by type as of December 31, 2019:

Mortgage Loans	Amount	% of Total

Farm – all other	$108,986	1%
Commercial – all other	7,963,879	97%
Residential – all other	150,421	2%
Total	$8,223,286	100%

The following table shows a geographic distribution of the Company’s mortgage loan portfolio including discounted mortgage loans and investment real estate as of December 31, 2019:

	Mortgage Loans	Real Estate
Arizona	22%	0%
Florida	0%	8%
Georgia	0%	16%
Kentucky	60%	24%
New Jersey	7%	0%
South Carolina	0%	5%
Texas	0%	24%
West Virginia	11%	23%
Total	100%	100%

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

Personnel

At December 31, 2019, UTG and its subsidiaries had 40 full-time employees located in Kentucky and Illinois.  UTG’s operations are headquartered in Stanford, Kentucky.

Item 1A. Risk Factors

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore does not have to provide the information required by this item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company owns an office complex in Springfield, Illinois, which houses a portion of the insurance operations.  The office buildings in this complex contain 57,000 square feet of office and warehouse space. Effective January 1, 2020, the Company executed a one year agreement with a third party to lease approximately 2,000 square feet of the Company's office space. Excess space in Springfield, IL is currently being marketed for lease.

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

	2019		2018

Period	High	Low	High	Low

First quarter	30.50	30.10	25.20	22.95
Second quarter	34.00	29.36	28.25	24.00
Third quarter	33.01	30.01	34.00	26.00
Fourth quarter	39.80	33.25	33.00	31.00

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

As of January 31, 2020 there were 4,899 record holders of UTG common stock.

Purchases of Equity Securities

The following table provides information with respect to purchases we made of our common stock during the three months ended December 31, 2019 and total repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
Oct. 1 through Oct. 31, 2019	980	$33.73	980	N/A	$3,739,548
Nov. 1 through Nov. 30, 2019	480	$34.60	480	N/A	$3,722,940
Dec. 1 through Dec. 31, 2019	294	$35.50	294	N/A	$3,712,503
Total	1,754		1,754

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. At a meeting of the Board of Directors in June of 2019, the Board of Directors of UTG authorized the repurchase of up to an additional $2.5 million of UTG’s common stock, for a total repurchase of $18.5 million of UTG's common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2019, the Company repurchased 29,252 shares through the stock repurchase program for $909,368. Through December 31, 2019, UTG has spent $14,773,097 in the acquisition of 1,169,358 shares under this program.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s discussion and analysis of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively with the Parent, the “Company”) for the years ended December 31, 2019 and 2018. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

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

Valuation of Securities – The Company’s investment portfolio consists of fixed maturities, equity securities, trading securities, mortgage loans and real estate to provide funding of future policy contractual obligations.  The Company’s fixed maturities are classified as available-for-sale.  Available-for-sale investments are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.

The Company’s trading securities and equity securities are carried at fair value with unrealized gains and losses reported in income in the Consolidated Statements of Operations. Fair value is the price that the Company would expect to receive upon sale of the asset in an orderly transaction.

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

Results of Operations

On a consolidated basis, the Company had net income attributable to common shareholders of approximately $16.3 million and $12.4 million in 2019 and 2018, respectively.  In 2019, income before income taxes was approximately $20.2 million compared to $16.5 million in 2018.  Total revenue was approximately  $44.2 million in 2019 and $41.3 million in 2018.

One-time events, primarily reflected in realized gains, comprise a substantial portion of the net income and revenue reported by the Company during 2019 and 2018.  The magnitude of realized investment gains and losses in a given year is a function of the timing of trades of investments relative to the markets themselves as well as the recognition of any impairments on investments.  Future earnings will be significantly negatively impacted should earnings from these one-time items not be realizable in a future period.  While Management believes there remain additional investments with such one-time earnings, when or if realized remains uncertain.

Total benefits and other expenses paid in 2019 were approximately $24 million compared to $24.8 million in 2018.

Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, were comparable for 2019 to 2018.  The Company writes very little new business. Unless the Company acquires a new company or a block of in-force business, Management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience. The Company’s average persistency rate for all policies in-force for 2019 and 2018 was approximately 96.6% and 96.1%, respectively.  Persistency is a measure of insurance in-force retained in relation to the previous year.

The following table summarizes the Company's investment performance for the years ended December 31:

	2019	2018
Net investment income	$11,315,646	$11,202,668
Net investment gains (losses)	25,425,822	22,456,835
Change in net unrealized investment gains (losses) on available-for-sale securities	10,822,757	(7,744,899)

The following table reflects net investment income of the Company for the years ended December 31:

	2019	2018

Fixed maturities	$5,854,031	$7,273,157
Equity securities	1,543,904	1,628,649
Mortgage loans	479,841	1,234,115
Real estate	2,934,666	2,771,348
Notes receivable	1,848,314	979,742
Policy loans	607,537	646,993
Cash and cash equivalents	175,917	355,276
Short-term	-	18,159
Total consolidated investment income	13,444,210	14,907,439
Investment expenses	(2,128,564)	(3,704,771)
Consolidated net investment income	$11,315,646	$11,202,668

Net investment income represented approximately 26% and 27% of the Company's total revenues as of December 31, 2019 and 2018, respectively. When comparing current and prior year results, net investment income was comparable in the majority of the investment categories, with the largest variances being found in the fixed maturities, mortgage loans, and notes receivable investment categories.

Income from the fixed maturities investment portfolio is down approximately 20% when comparing 2019 and 2018 results. In the third quarter of 2018, the Company sold a substantial bond holding. The bond holding was initially acquired over a period of time in 2016 at a deep discount, with an average cost of 25% of its par value.  At the time of sale, Management had determined the value of the security had recovered sufficiently enough and the time was right to sell a majority of the holdings, realizing a gain of approximately $10 million. A portion of the sales proceeds were used to purchase higher rated, lower yielding bonds.

Income from the mortgage loan portfolio is down approximately 61% when comparing 2019 and 2018 results. The Company's investment in mortgage loans is down approximately 9% when comparing 2019 and 2018 and is one factor contributing to the decline in earnings from the mortgage loan portfolio. During 2018, two of the higher yielding mortgage loans were paid off. Included with one of the loan payoffs was a discount payment of approximately $428,000, which further boosted 2018 earnings in the mortgage loan portfolio. Management has a renewed focus on the mortgage loan investment portfolio with the intent to substantially grow this specific investment portfolio during 2020.

Income from the notes receivable investment portfolio was up approximately 89% or $869,000 when comparing 2019 and 2018 results.  During 2019, the Company acquired approximately $16 million in notes receivable as compared to approximately $11.5 million in 2018. During 2019, the Company disposed of approximately $20.3 million of notes receivable as compared to approximately $6.8 million in 2018. The turnover in the notes receivable portfolio and the associated interest rates received on the notes are the main reasons for the variance in the income reported by the notes receivable portfolio.

Investment expenses are down approximately $1.6 million when comparing 2019 and 2018 results. The variance is due to a one-time commission of $1.5 million paid as the result of the sale of certain discounted bonds in the third quarter of 2018. Excluding this one-time event, investment expenses are comparable for the 12 months ended 2019 and 2018.

The following table reflects net realized investment gains (losses) for the years ended December 31:

	2019	2018

Fixed maturities available for sale	$189,070	$10,751,955
Equity securities	9,560,716	-
Real estate	3,929,195	1,588,122
Trading securities	(132,518)	-
Fixed maturities available for sale – OTTI	(650,956)	-
Real estate – OTTI	-	(300,000)
Consolidated net realized investment gains	12,895,507	12,040,077
Change in fair value of equity securities	12,530,315	10,416,758
Net investment gains	$25,425,822	$22,456,835

Net realized investment gains were up approximately 13% in 2019 as compared to 2018. As seen in the table above, the 2019 gains were mainly attributable to the sale of certain equity securities and real estate, which were partially offset by the recognition of an other-than-temporary impairment on a fixed maturity in 2019 and on real estate during 2018.

During 2019, the Company sold 14,000 shares of a certain common stock holding and recognized a gain of approximately $8.9 million. At December 31, 2019, the Company still owned 25,000 shares of this specific common stock and during the first quarter of 2020, sold an additional 3,000 shares of this stock; recognizing a gain of approximately $1.9 million. A substantial portion of this realized gain was previously recognized as an unrealized gain in the December 31, 2019 Consolidated Statements of Operations. Therefore, this gain will have an immaterial impact on the 2020 earnings of the Company. The realized gain will be offset by the reversal of the unrealized gain that was previously recognized by the Company at year end 2019.

During 2019, the Company sold six real estate parcels and recognized gains of approximately $3.9 million. During 2018, the Company recognized gains of approximately $1.6 million from the sale of three real estate parcels.

The 2018 gains were the result of the sale of certain fixed maturities and real estate, which were offset by the recognition of an other-than-temporary impairment on a parcel of real estate. During 2018, the Company sold a substantial bond holding.  The bond holding was initially acquired during 2016 over a period of time at a deep discount, with an average cost of 25% of its par value.  During the third quarter of 2018, the value of this security had recovered sufficiently enough that Management determined the time was right to sell a majority of the holding, realizing a gain of approximately $10 million. At December 31, 2018, the Company held $5 million of par value of this security at a cost basis of $651,000. During 2019, the Company recorded an other-than-temporary impairment of $650,956 on the remaining value of this security due to the deteriorating financial condition of the issuing entity.

During 2019 and 2018, realized gains were partially offset by other-than-temporary impairments of $650,956 and $300,000, respectively.  The other-than-temporary impairments were taken as a result of Management’s assessment and consideration of the length of time the securities have remained in an unrealized loss position and as a result of management’s analysis and determination of value.  The investments were written down to better reflect their current estimated fair value.

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

During 2019, the Company received an offer to purchase its investments in certain music royalties held in the form of equity investments.  As a result of this event, the Company elected to change its valuation methodology from using discounted cash flow models to estimate fair value to marking the investment to the offer price to estimate the fair value. The change in methodology resulted in recording an unrealized gain on investment of approximately $2.1 million during the year ended December 31, 2019.  The investments were sold during the first quarter of 2020. The Company recognized a gain of approximately $4.2 million on the sale. The 2020 net income is unaffected by the sale as the realized gain is offset by the unrealized gain reversal at the time of sale.

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

Expenses

The Company reported total benefits and other expenses of approximately $24 million and $24.8 million for the years ended December 31, 2019 and 2018, respectively. Benefits, claims and settlement expenses represented approximately 63% of the Company’s total expenses for 2019 and 2018.  The other major expense category of the Company is operating expenses, which represented 33% and 34% of the Company’s total expenses for 2019 and 2018, respectively.

Benefits, claims and settlement expenses, net of reinsurance benefits, were comparable for 2018 and 2019.  Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

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

Operating expenses decreased approximately 6% in 2019 compared to that of the same period in 2018.  The variance is mainly attributable to a decrease in salary expenses. Earnings in the prior year resulted in a higher accrual for salary expense in anticipation of annual performance bonuses for both management and staff. The significant realized gains from the sale of discounted bonds in the third quarter of 2018 was the primary driver of this variation. The Compensation Committee and Management decided not to pay out all of the accrued bonus monies. The excess accrual was released during 2019.

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

The following table reflects, by investment category, the investments held by the Company as of December 31:

	2019	As a % of Total Investments	As a % of Total Assets
Fixed maturities	$171,629,373	49%	41%
Equity securities	89,581,040	25%	21%
Mortgage loans	8,223,286	2%	2%
Real estate	44,344,236	13%	11%
Notes receivable	19,487,458	6%	5%
Policy loans	8,803,876	2%	2%
Short-term investments	10,442,173	3%	2%
Total investments	$352,511,442	100%	84%

	2018	As a % of Total Investments	As a % of Total Assets
Fixed maturities	$160,960,784	48%	41%
Equity securities	79,783,099	24%	20%
Mortgage loans	9,069,111	3%	2%
Real estate	52,518,577	16%	13%
Notes receivable	23,717,312	7%	6%
Policy loans	9,204,222	2%	3%
Total investments	$335,253,105	100%	85%

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

The Company’s total investments represented 84% and 85% of the Company’s total assets as of December 31, 2019 and 2018, respectively. Fixed maturities consistently represented a substantial portion, 49% and 48%, respectively, of the total investments during 2019 and 2018.  The overall investment mix, as a percentage of total investments, remained fairly consistent when comparing the respective investments held as of December 31, 2019 and 2018.

During 2019, the Company invested approximately $10.4 million in short-term treasury bills. The Company was holding a significant cash balance and determined it appropriate to invest in these short term treasuries to increase yield, while working to find longer-term quality investments to invest in.

As of December 31, 2019, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market value, with changes in market value charged directly to the other comprehensive component of shareholders' equity.  Changes in the market value of available for sale securities resulted in net unrealized gains (losses) of approximately $10.8 million and $(7.7) million as of December 31, 2019 and 2018, respectively. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the market place.

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

Parent Company Liquidity

UTG is a holding company that has no day-to-day operations of its own.  Cash flows from UTG’s insurance subsidiary, UG, are used to pay costs associated with maintaining the Company in good standing with states in which it does business and purchasing outstanding shares of UTG stock.  UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  As of December 31, 2019 and 2018, substantially all of the consolidated shareholders’ equity represents net assets of its subsidiaries.  In 2019, the Parent company received $6 million in dividends from its insurance subsidiary and $5 million in 2018. Certain restrictions exist on the payment of dividends from the insurance subsidiary to the Parent company.  For further information regarding the restrictions on the payment of dividends by the insurance subsidiary, see Note 9 – Shareholders’ Equity in the Notes to the Consolidated Financial Statements.  Although these restrictions exist, dividend availability from the insurance subsidiary has historically been sufficient to meet the cash flow needs of the Parent company.

Insurance Subsidiary Liquidity

Sources of cash flows for the insurance subsidiary primarily consist of premium and investment income.  Cash outflows from operations include policy benefit payments, administrative expenses, taxes and dividends to the Parent company.

Short-Term Borrowings

An additional source of liquidity to the Parent company and its subsidiaries is the line of credit facilities extended to them. As of December 31, 2019 and 2018, the Company and its subsidiaries had available $18 million in line of credit facilities.  The Company did not utilize its available credit facilities during 2018 or 2019.  For additional information regarding the line of credit facilities, see Note 7 – Credit Arrangements in the Notes to the Consolidated Financial Statements.

The Company expects to have readily available funds for the foreseeable future to conduct its operations and to maintain target capital ratios in the insurance subsidiary through internally generated cash flow and the credit facilities.  In the unlikely event that more liquidity is needed, the Company could generate additional funds through such sources as a short-term credit facility and inter company borrowing.

Consolidated Liquidity

Cash used in operating activities was approximately $8.6 million and $5.1 million in 2019 and 2018, respectively.  Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline.  Management anticipates future cash flows from operations to remain similar to historic trends.

During 2019 and 2018, the Company’s investing activities provided net cash of approximately $18.4 million and $2 million, respectively. The Company recognized proceeds of approximately $69.2 million and $107.7 million from investments sold and matured in 2019 and 2018, respectively.  The Company used approximately $50.9 million and $105.7 million to acquire investments during 2019 and 2018, respectively.  The net cash provided by investing activities is expected to vary from year to year depending on market conditions and management’s ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was approximately $1.2 million and $2.2 million during 2019 and 2018, respectively. As of December 31, 2019 and 2018, the Company had no debt outstanding with third parties.

The Company had cash and cash equivalents of approximately $28.8 million and $20.2 million as of December 31, 2019 and 2018, respectively.  The Company has a portfolio of marketable fixed maturities and equity securities that could be sold, if an unexpected event were to occur.  These securities had a fair value of approximately $261.2 million and $240.7 million at December 31, 2019 and 2018, respectively. However, the strong cash flows from investing activities, investment maturities and the availability of the line of credit facilities make it unlikely that the Company would need to sell securities for liquidity purposes.  See Note 2 – Investments in the Notes to the Consolidated Financial Statements for detailed disclosures regarding the Company’s investment portfolio.

Management believes the overall sources of liquidity available will be sufficient to satisfy its financial obligations.

Capital Resources

The Company’s capital structure consists of available short-term debt, long-term debt and shareholders’ equity. A complete analysis and description of the short-term and long-term debt issues available as of December 31, 2019 and 2018 are presented in Note 7 – Credit Arrangements in the Notes to the Consolidated Financial Statements.

The Company had $0 debt outstanding as of December 31, 2019 and 2018.

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

At December 31, 2019, UG has a ratio of approximately 5.81, which is 581% of the authorized control level.  Accordingly, the Company meets the RBC requirements.

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. At a meeting of the Board of Directors in June of 2019, the Board of Directors of UTG authorized the repurchase of up to an additional $2.5 million of UTG’s common stock, for a total repurchase of $18.5 million. Repurchased shares are available for future issuance for general corporate purposes. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2019, the Company repurchased 29,252 shares through the stock repurchase program for approximately $909,368. Through December 31, 2019, UTG has spent approximately $14.8 million in the acquisition of 1,169,358 shares under this program.

Shareholders’ equity was approximately $131 million and $106.3 million as of December 31, 2019 and 2018, respectively. Total shareholders' equity increased approximately 23% in 2019 compared to 2018.  The increase is primarily attributable to the change in accumulated other comprehensive income and retained earnings. As of December 31, 2019 and 2018, the Company reported  accumulated other comprehensive income of approximately $9 million and $62,000, respectively.

Effective January 1, 2018, the Company adopted ASU 2016-01. As a result, equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income; rather, all changes in the fair value of equity securities are now recognized in net income. The Company reclassified approximately $18.3 million of unrealized gains from equity securities from being a component of accumulated other comprehensive income to a component of retained earnings.

At December 31, 2019, accumulated other comprehensive income was increased by approximately $8.9 million as a result of unrealized gains on fixed maturity securities. At December 31, 2018, accumulated other comprehensive income was reduced by approximately $14.6 million as a result of unrealized losses on fixed maturity securities. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the market place.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and
Shareholders of UTG, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of UTG, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2005.

/s/ Brown Smith Wallace, LLP

St. Louis, Missouri
March 20, 2020

UTG, Inc.
Consolidated Balance Sheets
As of December 31, 2019 and 2018

ASSETS

	2019	2018

Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $159,959,855 and $160,895,869)	$171,629,373	$160,960,784
Equity securities, at fair value (cost $32,578,862 and $34,885,107)	78,661,793	67,664,482
Equity securities, at cost	10,919,247	12,118,617
Mortgage loans on real estate at amortized cost	8,223,286	9,069,111
Investment real estate, net	44,344,236	52,518,577
Notes receivable	19,487,458	23,717,312
Policy loans	8,803,876	9,204,222
Short-term investments	10,442,173	–
Total investments	352,511,442	335,253,105

Cash and cash equivalents	28,787,629	20,150,162
Accrued investment income	1,679,783	2,119,882
Reinsurance receivables:
Future policy benefits	25,655,161	26,117,936
Policy claims and other benefits	4,142,142	4,053,882
Cost of insurance acquired	4,846,321	5,622,227
Property and equipment, net of accumulated depreciation	427,736	688,567
Income taxes receivable	–	279,333
Other assets	695,517	1,263,242
Total assets	$418,745,731	$395,548,336
LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits	$249,264,308	$253,852,368
Policy claims and benefits payable	3,631,666	4,267,481
Other policyholder funds	404,177	372,072
Dividend and endowment accumulations	14,626,475	14,608,838
Income taxes payable	313,662	–
Deferred income taxes	13,222,604	9,113,480
Other liabilities	5,785,933	6,257,387
Total liabilities	287,248,825	288,471,626

Shareholders' equity:
Common stock - no par value, stated value $0.001 per share. Authorized 7,000,000 shares - 3,277,830 and 3,295,870 shares issued and outstanding	3,279	3,296
Additional paid-in capital	36,012,401	36,567,865
Retained earnings	85,979,678	69,708,901
Accumulated other comprehensive income	8,977,914	62,495
Total UTG shareholders' equity	130,973,272	106,342,557
Noncontrolling interest	523,634	734,153
Total shareholders' equity	131,496,906	107,076,710
Total liabilities and shareholders' equity	$418,745,731	$395,548,336

See accompanying notes.

UTG, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2019 and 2018

	2019	2018

Revenue:
Premiums and policy fees	$9,601,612	$10,076,351
Ceded reinsurance premiums and policy fees	(2,535,980)	(2,862,701)
Net investment income	11,315,646	11,202,668
Other income	388,340	400,034
Revenues before net investment gains (losses)	18,769,618	18,816,352
Net investment gains (losses):
Other-than-temporary impairments	(650,956)	(300,000)
Other realized investment gains, net	13,546,463	12,340,077
Change in fair value of equity securities	12,530,315	10,416,758
Total net investment gains	25,425,822	22,456,835
Total revenues	44,195,440	41,273,187

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	16,191,227	16,751,922
Ceded reinsurance benefits and claims	(2,233,585)	(2,610,586)
Annuity	1,039,604	1,044,397
Dividends to policyholders	359,147	390,368
Commissions	(130,828)	(147,922)
Amortization of cost of insurance acquired	775,906	806,065
Operating expenses	8,006,748	8,531,113
Total benefits and other expenses	24,008,219	24,765,357

Income before income taxes	20,187,221	16,507,830
Income tax expense (benefit)	3,591,301	3,907,536

Net income	16,595,920	12,600,294

Net income attributable to noncontrolling interest	(325,143)	(209,177)

Net income attributable to common shareholders	$16,270,777	$12,391,117

Amounts attributable to common shareholders:

Basic income per share	$4.95	$3.75

Diluted income per share	$4.95	$3.75

Basic weighted average shares outstanding	3,285,813	3,307,448

Diluted weighted average shares outstanding	3,285,813	3,307,448

See accompanying notes.

UTG, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2019 and 2018

	2019	2018

Net income	$16,595,920	$12,600,294

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	10,822,757	(7,744,899)
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	(2,272,779)	1,626,429
Unrealized holding gains (losses) arising during period, net of tax	8,549,978	(6,118,470)

Less reclassification adjustment for (gains) losses included in net income	462,584	(10,751,955)
Tax expense (benefit) for gains included in net income	(97,143)	2,257,911
Reclassification adjustment for gains included in net income, net of tax	365,441	(8,494,044)
Subtotal: Other comprehensive income (loss), net of tax	8,915,419	(14,612,514)

Comprehensive income (loss)	25,511,339	(2,012,220)

Less comprehensive income attributable to noncontrolling interests	(325,143)	(209,177)

Comprehensive income (loss) attributable to UTG, Inc.	$25,186,196	$(2,221,397)

See accompanying notes.

UTG, Inc.
Consolidated Statements of Shareholders' Equity

Year ended December 31, 2019	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2019	$3,296	36,567,865	69,708,901	62,495	734,153	107,076,710
Common stock issued during year	11	353,876	-	-	-	353,887
Treasury shares acquired and retired	(28)	(909,340)	-	-	-	(909,368)
Net income attributable to common shareholders	-	-	16,270,777	-	-	16,270,777
Unrealized holding loss on securities net of noncontrolling interest and reclassification adjustment and taxes	-	-	-	8,915,419	-	8,915,419
Contributions	-	-	-	-	-	0
Distributions	-	-	-	-	(535,662)	(535,662)
Gain attributable to noncontrolling interest	-	-	-	-	325,143	325,143
Balance at December 31, 2019	$3,279	36,012,401	85,979,678	8,977,914	523,634	131,496,906

Year ended December 31, 2018	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders' Equity
Balance at December 31, 2017	$3,333	37,536,164	39,040,456	32,952,338	899,227	110,431,518
Adoption of Accounting Standards Update No 2016-01 (Note 1)	-	-	18,277,328	(18,277,328)	-	-
	3,333	37,536,164	57,317,784	14,675,010	899,227	110,431,518
Common stock issued during year	13	360,799	-	-	-	360,812
Treasury shares acquired and retired	(50)	(1,329,098)	-	-	-	(1,329,148)
Net income attributable to common shareholders	-	-	12,391,117	-	-	12,391,117
Unrealized holding loss on securities net of noncontrolling interest and reclassification adjustment and taxes	-	-	-	(14,612,515)	-	(14,612,515)
Contributions	-	-	-	-	-	-
Distributions	-	-	-	-	(374,252)	(374,252)
Gain attributable to noncontrolling interest	-	-	-	-	209,178	209,178
Balance at December 31, 2018	$3,296	36,567,865	69,708,901	62,495	734,153	107,076,710

See accompanying notes.

UTG, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2019 and 2018

	2019	2018
Cash flows from operating activities:
Net income	$16,595,920	$12,600,294
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	136,991	(142,519)
Other-than-temporary impairments	650,956	300,000
Realized investment gains, net	(13,678,981)	(12,340,077)
Change in fair value of equity securities	(12,530,315)	(10,416,758)
Realized trading (gains) losses included in income	132,518	-
Amortization of cost of insurance acquired	775,906	806,065
Depreciation	1,039,453	1,067,297
Stock-based compensation	353,887	360,812
Charges for mortality and administration of universal life and annuity products	(5,211,485)	(6,602,846)
Interest credited to account balances	4,088,309	4,221,969
Change in accrued investment income	440,099	870,839
Change in reinsurance receivables	374,515	198,575
Change in policy liabilities and accruals	(4,331,160)	(2,237,947)
Change in income taxes receivable (payable)	592,995	270,518
Change in other assets and liabilities, net	1,988,577	5,985,699
Net cash used in operating activities	(8,581,815)	(5,058,079)
Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	14,390,181	66,408,611
Equity securities	14,385,393	2,169,989
Mortgage loans	5,283,749	8,878,073
Real estate	13,283,895	14,341,204
Notes receivable	20,261,459	6,783,702
Policy loans	1,635,686	1,599,896
Short-term investments	-	7,549,076
Total proceeds from investments sold and matured	69,240,363	107,730,551
Cost of investments acquired:
Fixed maturities available for sale	(14,634,233)	(56,940,883)
Equity securities	(2,092,304)	(12,687,839)
Trading securities	(132,518)	-
Mortgage loans	(4,367,644)	(91,954)
Real estate	(1,958,982)	(15,704,151)
Notes receivable	(16,031,605)	(11,496,998)
Policy loans	(1,235,340)	(1,244,976)
Short-term investments	(10,403,628)	(7,549,076)
Total cost of investments acquired	(50,856,254)	(105,715,877)
Net cash provided by investing activities	18,384,109	2,014,674
Cash flows from financing activities:
Policyholder contract deposits	4,669,825	4,696,980
Policyholder contract withdrawals	(4,389,622)	(5,234,212)
Purchase of treasury stock	(909,368)	(1,329,148)
Noncontrolling contributions/(distributions) of consolidated subsidiary	(535,662)	(374,252)
Net cash used in financing activities	(1,164,827)	(2,240,632)
Net increase (decrease) in cash and cash equivalents	8,637,467	(5,284,037)
Cash and cash equivalents at beginning of year	20,150,162	25,434,199
Cash and cash equivalents at end of year	$28,787,629	$20,150,162

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

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At December 31, 2019, Mr. Correll owns or controls directly and indirectly approximately 66% of UTG’s outstanding stock.

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

Equity Securities at Fair Value – Investments in equity securities, which include common and preferred stocks, are reported at fair value with unrealized gains and losses reported as a component of net income (loss).

Equity Securities at Cost – These investments are reported at their cost basis, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company adopted ASU 2016-01 during 2018 and transferred equity securities of $12,118,617, that do not have a readily determinable fair value, from equity securities at fair value to equity securities at cost on the financial statements.  There was no impact to the Consolidated Statements of Operations or net Shareholders' Equity as a result of the change.

Mortgage Loans on Real Estate – Mortgage loans on real estate are reported at their unpaid principal balances, adjusted for amortization of premium or discount and valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. Included in the mortgage loans balance is discounted mortgage loans on real estate. Discounted mortgage loans on real estate are loans that the Company purchased at a deep discount through an auction process led by the Federal Government or other intermediary.  In general, the discounted loans are non-performing and there is a significant amount of uncertainty surrounding the timing and amount of cash flows to be received by the Company.  Accordingly, the Company records its investment in the discounted loans at its original purchase price adjusted for any principal receipts.  Management works with the borrower to reach a settlement on the loan or they foreclose on the underlying collateral which is primarily commercial real estate.  For cash payments received during the work out process, the Company records these payments to interest income on a cash basis.  For loan settlements reached, the Company records the amount in excess of the carrying amount of the loan as a discount accretion to investment income at the closing date.  Management reviews the discount loan portfolio regularly for impairment.  If an impairment is identified (after consideration of the underlying collateral), the Company records an impairment to earnings in the period the information becomes known.

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

Short-Term Investments – Short-term investments have remaining maturities exceeding three months and under 12 months at the time of purchase and are stated at amortized cost, which approximates fair value.

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

Cash Equivalents – Cash equivalents consist of money market accounts and investments with maturities of three months or less when purchased.

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

Property and Equipment - Company-occupied property, data processing equipment and furniture and office equipment are stated at cost less accumulated depreciation of  $5,916,424 and $5,655,593 at December 31, 2019 and 2018, respectively. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of 3 to 30 years.  Depreciation expense was $260,831 and $430,260 for the years ended December 31, 2019 and 2018, respectively.

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

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges.  Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances.  Interest crediting rates for universal life and interest sensitive products range from 3.0% to 6.0% as of December 31, 2019 and 2018.

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

Recently Issued Accounting Standards

In January of 2020, the FASB issued Accounting Standards Update No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 or ASU 2020-01. ASU 2020-01 clarifies the interaction between accounting standards related to equity securities, equity method investments, and certain derivatives. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In December of 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes or ASU 2019-12.  ASU 2019-12 is expected to reduce the cost and complexity related to the accounting for income taxes. The ASU removes specific exceptions to the general principles in Topic 740 and improves the financial statement preparer's application of income tax related guidance. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

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

In August 2018, the FASB issued Accounting Standards Update No. 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts or ASU 2018-12.  ASU 2018-12 significantly changes how insurers account for long-duration insurance contracts. The new guidance will require insurers to review and update, if necessary, the assumptions used to measure insurance liabilities periodically, rather than retain assumptions used at contract inception. The updated guidance also changes the recognition and measurement of deferred acquisition costs (DAC) and created a new category of benefit features called market risk benefits (MRB) that will be measured at fair value. The guidance also significantly expands the disclosure requirements for long-duration contracts.  The ASU was originally effective for fiscal years, and interim periods within those years, for years beginning after December 15, 2020 and early adoption is permitted.  The guidance on measuring the liabilities for future policy benefits and DAC will be adopted on a modified retrospective basis as of the earliest period presented in the year of adoption. The guidance on MRB will be adopted on a retrospective basis as of the earliest period presented in the year of adoption. In November of 2019, the FASB issued ASU 2019-09, which delayed the effective date of ASU 2018-12 to fiscal years beginning after December 15, 2023 for smaller reporting companies.  The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

Accounting Standards Update (ASU 2016-13), Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments – The amendments included in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better evaluate their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 was originally effective for public companies for fiscal years beginning after December 15, 2019. In November of 2019, the FASB issued Accounting Standards Update No. 2019-10, which delayed the implementation of ASU 2016-13 to fiscal years beginning after December 15, 2022 for smaller reporting companies. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

Note 2 – Investments

Available for Sale Securities – Fixed Maturity and Equity Securities

The following tables provide a summary of fixed maturities available for sale by original or amortized cost and estimated fair value:

December 31, 2019	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$35,761,440	$402,832	$(35,529)	$36,128,743
U.S. special revenue and assessments	14,371,263	832,100	-	15,203,363
All other corporate bonds	109,827,152	10,470,115	-	120,297,267
Total	$159,959,855	$11,705,047	$(35,529)	$171,629,373

December 31, 2018	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$25,649,410	$149,006	$(138,222)	$25,660,194
U.S. special revenue and assessments	16,350,486	334,300	(4,406)	16,680,380
All other corporate bonds	118,895,973	2,569,287	(2,845,050)	118,620,210
Total	$160,895,869	$3,052,593	$(2,987,678)	$160,960,784

The following table provides a summary of fixed maturities by contractual maturity as of December 31, 2019. Actual maturities could differ from contractual maturities due to call or prepayment provisions:

Fixed Maturities Available for Sale December 31, 2019	Amortized Cost	Estimated Fair Value

Due in one year or less	$11,286,769	$11,461,374
Due after one year through five years	50,028,712	51,609,109
Due after five years through ten years	50,866,597	56,224,286
Due after ten years	47,777,777	52,334,604
Total	$159,959,855	$171,629,373

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

The Company held below investment grade investments with an estimated market value of $1,031,570 and $2,618,594 as of December 31, 2019 and December 31, 2018, respectively. The investments are all classified as “All other corporate bonds”.

The fair value of investments with sustained gross unrealized losses at December 31, 2019 and 2018 are as follows:

December 31, 2019	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$6,059,380	(35,529)	$-	-	$6,059,380	(35,529)
Total fixed maturities	$6,059,380	(35,529)	$-	-	$6,059,380	(35,529)

December 31, 2018	Less than 12 months		12 months or longer		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$6,429,700	(49,904)	$1,592,679	(88,318)	$8,022,379	(138,222)
U.S. special revenue and assessments	4,023,920	(4,406)	-	-	4,023,920	(4,406)
All other corporate bonds	49,270,729	(2,033,507)	15,337,739	(811,543)	64,608,468	(2,845,050)
Total fixed maturities	$59,724,349	(2,087,817)	$16,930,418	(899,861)	$76,654,767	(2,987,678)

The following table provides additional information regarding the number of securities that were in an unrealized loss position for greater than or less than twelve months:

	Less than 12 months	12 months or longer	Total
As of December 31, 2019
Fixed maturities	3	-	3
As of December 31, 2018
Fixed maturities	30	10	40

Substantially all of the unrealized losses on fixed maturities available for sale at December 31, 2019 and 2018 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of  December 31, 2019 and 2018.

Cost Method Investments

The Company held equity investments with an aggregate cost of $10,919,247 and $12,118,617 at December 31, 2019 and 2018, respectively.  These equity investments were not reported at fair value because it is not practicable to estimate their fair values due to insufficient information being available. Management did not identify any events or changes in circumstances that might have a significant adverse effect on the reported value of those investments.  Based on Management's evaluation of the expected cash flow of the investments, and the Company's ability and intent to hold the investments for a reasonable period of time, the Company does not deem an other-than-temporary impairment necessary at December 31, 2019.

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Consolidated Statements of Operations.  Trading Securities included exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities were securities sold short.  A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, was recognized upon the termination of the short sale.  Earnings from trading securities were classified in cash flows from operating activities. The Company did not hold any trading securities at December 31, 2019 or 2018.

The following table reflects trading securities revenue charged to net investment income for the periods ended December 31:

	2019	2018

Net unrealized gains (losses)	$-	$-
Net realized gains (losses)	(132,518)	-
Net unrealized and realized gains (losses)	$(132,518)	$-

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

During 2019 and 2018, the Company acquired $4,367,644 and $91,954 in mortgage loans, respectively.  FSNB services the majority of the Company’s mortgage loan portfolio. The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

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

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The mortgage loan reserve was $0 at December 31, 2019 and December 31, 2018.

The following table summarizes the mortgage loan holdings of the Company for the periods ended December 31:

	2019	2018

In good standing	$8,223,286	$7,169,272
Overdue interest over 90 days	-	1,899,839
Total mortgage loans	$8,223,286	$9,069,111
Total foreclosed loans during the year	$234,044	$-

Investment Real Estate

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

The Company's investment real estate portfolio includes ownerships in oil and gas royalties. As of December 31, 2019 and 2018, investments in oil and gas royalties represented 44% and 43%, respectively, of the total investment real estate portfolio.

Gains and losses recognized on the disposition of the properties are recorded as realized gains and losses in the Consolidated Statements of Operations. During 2019 and 2018, the Company acquired $1,958,982 and $15,704,151 of investment real estate, respectively.

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. The valuation allowance as of December 31, 2019 and 2018 was $0. Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status. During 2019 and 2018, the Company acquired $16,031,605 and $11,496,998 of notes receivable, respectively.

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

Analysis of Investment Operations

The following table reflects the Company’s net investment income for the periods ended December 31:

	2019	2018

Fixed maturities	$5,854,031	$7,273,157
Equity securities	1,543,904	1,628,649
Mortgage loans	479,841	1,234,115
Real estate	2,934,666	2,771,348
Notes receivable	1,848,314	979,742
Policy loans	607,537	646,993
Cash and cash equivalents	175,917	355,276
Short-term	-	18,159
Total consolidated investment income	13,444,210	14,907,439
Investment expenses	(2,128,564)	(3,704,771)
Consolidated net investment income	$11,315,646	$11,202,668

The following table presents the Company’s net realized investments gains (losses) and the change in net unrealized gains on available-for-sale investments for the periods ended December 31:

	2019	2018

Realized gains on available-for-sale investments:
Sales of fixed maturities	$331,322	$11,708,320
Sales of equity securities	9,560,716	-
Sales of real estate	3,929,195	1,588,122
Other	-	-
Total realized gains	13,821,233	13,296,442
Realized losses on available-for-sale investments:
Sales of fixed maturities	(142,252)	(956,365)
Sales of equity securities	-	-
Sales of real estate	-	-
Other-than-temporary impairments	(650,956)	(300,000)
Other	(132,518)	-
Total realized losses	(925,726)	(1,256,365)
Net realized investment gains (losses)	12,895,507	12,040,077
Change in fair value of equity securities:
Change in fair value of equity securities held at the end of the period	12,530,315	10,416,758
Change in fair value of equity securities	12,530,315	10,416,758
Net investment gains (losses)	$25,425,822	$22,456,835
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$10,822,757	$(7,744,899)
Net increase (decrease)	$10,822,757	$(7,744,899)

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

The other-than-temporary impairments recognized during 2018 and 2019 were taken as a result of Management's assessment and determination of value of the investments. The investments were written down to better reflect their current expected value.

Based on Management’s review of the investment portfolio, the Company recorded the following losses for other-than-temporary impairments in the Consolidated Statements of Operations for the periods ended December 31:

	2019	2018

Other than temporary impairments:
Fixed maturities	$650,956	$-
Real estate	-	300,000
Total other than temporary impairments	$650,956	$300,000

Investments on Deposit

The Company had investments with a fair value of $8,371,827 and $8,317,514 on deposit with various state insurance departments as of December 31, 2019 and 2018, respectively.

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

During 2019, the Company received an offer to purchase its investments in certain music royalties held in the form of Level 3 equity investments.  As a result of this event, the Company elected to change its valuation methodology from using discounted cash flow models to estimate fair value to marking the investment do the offer price to estimate the fair value. The change in methodology resulted in recording an unrealized gain on investment of approximately $2.1 million during the year ended December 31, 2019.  The investments were sold during the first quarter of 2020. The Company recognized a gain of approximately $4.2 million on the sale. The 2020 net income is unaffected by the sale as the realized gain is offset by the unrealized gain reversal at the time of sale.

The following table presents the Company’s assets and liabilities measured at fair value in the consolidated balance sheet on a recurring basis as of December 31, 2019.

	Level 1	Level 2	Level 3	Total

Assets
Fixed Maturities, available for sale	$36,128,743	$135,500,630	$-	$171,629,373
Equity Securities	29,888,281	14,258,750	34,514,762	78,661,793
Total	$66,017,024	$149,759,380	$34,514,762	$250,291,166

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

	Fixed Maturities, Available for Sale	Equity Securities	Total

Balance at December 31, 2018	$434,844	$29,473,168	$29,908,012
Transfers in to Level 3	-	-	-
Transfer out of Level 3	-	-	-
Total unrealized gain (losses):
Included in net income (loss)	-	6,461,670	6,461,670
Included in other comprehensive income	(422,927)	-	(422,927)
Purchases	-	1,038,220	1,038,220
Sales	(11,917)	(2,458,296)	(2,470,213)
Balance at December 31, 2019	$-	$34,514,762	$34,514,762

	December 31, 2019	December 31, 2018
Change in fair value of equity securities included in net income (loss) relating to assets held	$6,461,670	$4,633,751

The Level 3 securities include one fixed maturity and certain equity securities with unobservable inputs. The Company computed fair value of Level 3 equity investments based on a review of current financial information, earnings trends and similar companies in the same industries.

The Company did not transfer any assets in or out of Level 3 during 2019. The Company transferred certain cost method investments out of Level 3 during 2018.  Transfers occur when there is a lack of observable market information.

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

	December 31, 2019		December 31, 2018
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Equity securities	$10,919,247	$10,919,247	$12,118,617	$12,118,617
Mortgage loans on real estate	8,223,286	8,223,286	9,069,111	9,069,111
Investment real estate	44,344,236	44,344,236	52,518,577	52,518,577
Notes receivable	19,487,458	19,487,458	23,717,312	23,717,312
Policy loans	8,803,876	8,803,876	9,204,222	9,204,222
Short-term investments	10,442,173	10,442,173	-	-
Cash and cash equivalents	28,787,629	28,787,629	20,150,162	20,150,162

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

Investment real estate, including the Company's investment in oil and gas royalties, is recorded at the lower of the net investment in the real estate or the fair value of the real estate less costs to sell.  The determination of fair value assessments are performed on a periodic, non-recurring basis by external appraisal and assessment of property values by Management.  The inputs used to measure the fair value of our investment real estate are classified as Level 3 within the fair value hierarchy.

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

Short-term investments are stated at amortized costs, which approximates fair value.

The carrying amount of cash and cash equivalents in the Consolidated Balance Sheets approximates fair value given the highly liquid nature of the instruments.  The inputs used to measure the fair value of our cash and cash equivalents are classified as Level 1 within the fair value hierarchy.

Note 4 - Reinsurance

As is customary in the insurance industry, the insurance subsidiary cedes insurance to, and assumes insurance from, other insurance companies under reinsurance agreements.  Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk.  The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it.  However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies.  The Company sets a limit on the amount of insurance retained on the life of any one person.  The Company will not retain more than $125,000, including accidental death benefits, on any one life. At December 31, 2019, the Company had gross insurance in-force of $1.1 billion of which approximately $214 million was ceded to reinsurers.  At December 31, 2018, the Company had gross insurance in-force of $1.1 billion of which approximately $228 million was ceded to reinsurers.

The Company's reinsured business is ceded to numerous reinsurers. The Company monitors the solvency of its reinsurers in seeking to minimize the risk of loss in the event of a failure by one of the parties. The Company is primarily liable to the insureds even if the reinsurers are unable to meet their obligations. The primary reinsurers of the Company are large, well-capitalized entities.

Most recently, UG utilized reinsurance agreements with Optimum Re Insurance Company (“Optimum”), and Swiss Re Life and Health America Incorporated (“SWISS RE”).  Optimum and SWISS RE currently hold an “A” (Excellent) and "A+" (Superior) rating, respectively, from A.M. Best, an industry rating company.  The reinsurance agreements were effective December 1, 1993, and covered most new business of UG.  Under the terms of the agreements, UG cedes risk amounts above its retention limit of $100,000 with a minimum cession of $25,000. Ceded amounts are shared equally between the two reinsurers on a yearly renewable term (“YRT”) basis, a common industry method.  The treaty is self-administered; meaning the Company records the reinsurance results and reports them to the reinsurers.

Also, Optimum is the reinsurer of 100% of the accidental death benefits (“ADB”) in force of UG.  This coverage is renewable annually at the Company’s option.  Optimum specializes in reinsurance agreements with small to mid-size carriers such as UG.

UG entered into a coinsurance agreement with Park Avenue Life Insurance Company (“PALIC”) effective September 30, 1996.  Under the terms of the agreement, UG ceded to PALIC substantially all of its then in-force paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  Under the terms of the agreement, UG sold 100% of the future results of this block of business to PALIC through a coinsurance agreement.  UG continues to administer the business for PALIC and receives a servicing fee through a commission allowance based on the remaining in-force policies each month.  PALIC has the right to assumption reinsure the business, at its option, and transfer the administration.  The Company is not aware of any such plans.  PALIC’s ultimate parent, The Guardian Life Insurance Company of America (“Guardian”), currently holds an "A++" (Superior) rating from A.M. Best.  The PALIC agreement accounts for approximately 64% and 63% of UG’s reinsurance reserve credit, as of December 31, 2019 and 2018, respectively.

The Company does not have any short-duration reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2019 and 2018 were as follows:

	2019	2018
	Premiums Earned	Premiums Earned

Direct	$9,601,259	$10,074,892
Assumed	353	1,459
Ceded	(2,535,980)	(2,862,701)
Net Premiums	$7,065,632	$7,213,650

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

	2019	2018

Cost of insurance acquired, beginning of year	$5,622,227	$6,428,292

Interest accretion	769,612	866,339
Amortization	(1,545,518)	(1,672,404)
Net amortization	(775,906)	(806,065)
Cost of insurance acquired, end of year	$4,846,321	$5,622,227

Estimated net amortization expense of cost of insurance acquired for the next five years is as follows:

	Interest Accretion	Amortization	Net Amortization
2020	676,503	1,421,353	744,850
2021	587,120	1,302,090	714,970
2022	501,324	1,189,672	688,348
2023	418,722	1,079,979	661,257
2024	339,372	975,187	635,815

Note 6 – Income Taxes

UTG and UG file separate federal income tax returns.

Income tax expense (benefit) consists of the following components:

	2019	2018

Current tax	$1,698,995	$1,922,542
Deferred tax	1,892,306	1,984,994
Income tax expense	$3,591,301	$3,907,536

The expense for income taxes differed from the amounts computed by applying the applicable United States statutory rate of 21% and 21% as of December 31, 2019 and 2018, respectively, before income taxes as a result of the following differences:

	2019	2018

Tax computed at statutory rate	$4,239,316	$3,466,644
Changes in taxes due to:
Non-controlling interest	(68,280)	(43,927)
Dividend received deduction	(175,866)	(170,690)
Other	(403,869)	655,509
Income tax expense	$3,591,301	$3,907,536

The following table summarizes the major components that comprise the net deferred tax liability as reflected in the balance sheets:

	2019	2018

Investments	$10,983,955	$6,939,758
Cost of insurance acquired	1,017,727	1,180,668
Management/consulting fees	(9,147)	(15,724)
Future policy benefits	(460,923)	(1,670,814)
Deferred gain on sale of subsidiary	1,387,490	1,387,490
Other assets (liabilities)	197,876	65,573
Reserves adjustment	288,320	1,426,205
Federal tax DAC	(182,694)	(199,676)
Deferred tax liability	$13,222,604	$9,113,480

At December 31, 2019 and 2018, the Company had gross deferred tax assets of $1,359,230 and $2,723,053, respectively, and gross deferred tax liabilities of $14,581,834 and $11,836,533, respectively, resulting from temporary differences primarily related to the life insurance subsidiary.  A valuation allowance is to be provided when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded (except as noted below) relating to the Company’s deferred tax assets since, in Management’s judgment, the Company will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

The Company also has a deferred tax asset of $0 and $43,717 relating to an AMT tax carryforward as of December 31, 2019 and 2018, respectively.  As a result of the changes to the Alternative Minimum Tax and corresponding credits resulting from the Tax Cuts and Jobs Act ("TCJA"), Management has determined that an allowance against this asset is no longer required.

The Company’s Federal income tax returns are periodically audited by the Internal Revenue Service (“IRS”). There are currently no examinations in process, nor is Management aware of any pending examination by the IRS.  The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities. Such tax positions initially and subsequently need to be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company has evaluated its tax positions, expiring statutes of limitations, changes in tax law and new authoritative rulings and believes that no disclosure relative to a provision of income taxes is necessary, at this time, to cover any uncertain tax positions. Tax years that remain subject to examination are the years ended December 31, 2016, 2017, 2018 and 2019.

The Company classifies interest and penalties on underpayment of income taxes as income tax expense.  No interest or penalties were included in the reported income taxes for the years presented.  The Company is not aware of any potential or proposed changes to any of its tax filings.

Note 7 – Credit Arrangements

At December 31, 2019 and 2018, the Company had the following lines of credit available:

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2018	Borrowings	Repayments	December 31, 2019

Lines of Credit:
UTG	11/20/2013	11/20/2020	$8,000,000	$-	-	-	$-
UG	6/2/2015	5/8/2020	10,000,000	-	-	-	-

The UTG line of credit carries interest at a fixed rate of 4.040% and is payable monthly. As collateral, UTG has pledged 100% of the common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company ("UG").

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

The following table represents the total funding commitments and the unfunded commitment as of December 31, 2019 related to certain investments:

	Total Funding Commitment	Unfunded Commitment
RLF III, LLC	$4,000,000	$398,120
Sovereign’s Capital, LP Fund I	500,000	20,000
Sovereign's Capital, LP Fund II	1,000,000	158,596
Sovereign's Capital, LP Fund III	1,000,000	800,000
Barton Springs Music, LLC	1,750,000	302,250

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

Note 9 – Shareholders’ Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. At a meeting of the Board of Directors in June of 2019, the Board of Directors of UTG authorized the repurchase of up to an additional $2.5 million of UTG's common stock, for a total repurchase of $18.5 million of UTG's common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2019, the Company repurchased 29,252 shares through the stock repurchase program for $909,368. Through December 31, 2019, UTG has spent $14,773,097 in the acquisition of 1,169,358 shares under this program.

Director Compensation - Effective January 1, 2018, a compensation arrangement was approved whereby each outside Director annually received $5,000 as a retainer and $2,500 per meeting attended.  All other provisions from the September 2013 arrangement remained the same.   The compensation is be paid in the form of UTG, Inc. common stock.  The value is determined annually on the close of business December 20th or the next business day should December 20th be a weekend or holiday, based on the activity of the year just ending.  Reasonable travel expenses are reimbursed in cash as incurred.  UTG’s Director Compensation policy provides that Directors who are employees of UTG or its affiliates do not receive any compensation for their services as Directors except for reimbursement for reasonable travel expenses for attending each meeting.

In December of 2019, the Company issued 3,024 shares of its common stock as compensation to the Directors. The shares were valued at $35.50 per share, the market value at the date of issue. During 2019, the Company recorded $107,352 in operating expense related to the stock issuance.  In December of 2018, the Company issued 2,994 shares of its common stock as compensation to the Directors. The shares were valued at $32.50 per share, the market value at the date of issue. During 2018, the Company recorded $97,305 in operating expense related to the stock issuance.

Other Compensation - During 2019, the Company issued 8,188 shares of stock to management and employees as compensation at a cost of $246,535.  During 2018, The Company issued 10,421 shares of stock to management and employees as compensation at a cost of $263,507.  These awards are determined at the discretion of the Board of Directors.

Earnings Per Share - The following is a reconciliation of basic and diluted weighted average shares outstanding used in the computation of basic and diluted earnings per share:

	2019	2018
Basic weighted average shares outstanding	3,285,813	3,307,448
Weighted average dilutive options outstanding	0	0
Diluted weighted average shares outstanding	3,285,813	3,307,448

The computation of diluted earnings per share is the same as basic earnings per share for the years ending December 31, 2019 and 2018, as there were no outstanding securities, options or other offers that give the right to receive or acquire common shares of UTG.

Statutory Restrictions – Restrictions exist on the flow of funds to UTG from its insurance subsidiary.  Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. UG is required to maintain minimum statutory surplus of $2,500,000. At December 31, 2019, substantially all of the consolidated shareholders' equity represents net assets of UTG’s subsidiaries.

UG is domiciled in the state of Ohio. Ohio requires notification within 5 business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten days calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory net income or b) 10% of statutory capital and surplus.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid ordinary dividends of $6 million and $5 million to UTG in 2019 and 2018, respectively. No extraordinary dividends were paid during the two years year period. UTG used the dividends received during 2019 and 2018 to purchase outstanding shares of UTG stock and for general operations of the Company.

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

The following table reflects UG’s statutory basis net income and capital and surplus (shareholders’ equity) as of December 31:

	2019	2018

Net income (loss)	$8,268,187	$6,166,411
Capital and surplus	65,951,037	60,024,931

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

On February 20, 2003, UG purchased $4 million of a trust preferred security offering issued by First Southern Bancorp, Inc. (“FSBI”).  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%. The Company received dividends of $198,297 and $283,151 during 2019 and 2018, respectively. On March 30, 2009, UG purchased $1 million of FSBI common stock.  The sale and transfer of this security is restricted by the provisions of a stock restriction and buy-sell agreement. During 2019, the Company received a preferred pay down of $558,000 leaving a cost basis of $3,002,000.

UTG has a 30.10% ownership interest in an aircraft that is jointly owned with First Southern National Bank and Bandyco, LLC. Bandyco, LLC is affiliated with the Estate of Ward F. Correll. Mr. Correll is the father of Jesse Correll and a former director of the Company. The aircraft is used for business related travel by various officers and employees of the Company. For years 2019 and 2018, UTG paid $354,404 and $391,851 for costs associated with the aircraft, respectively.

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiary. Under this arrangement, the subsidiary pays its proportionate share of expenses, based on an allocation formula. During 2019 and 2018, UG paid $7,397,953 and $7,093,227, respectively, in expenses. The Ohio Department of Insurance has approved the cost sharing agreement and it is Management’s opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

The Company from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services the Company's mortgage loans including those covered by the participation agreements.  The Company pays a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $15,138 and $8,393 in servicing fees and $0 and $0 in origination fees to FSNB during 2019 and 2018, respectively.

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

The Company reimbursed expenses incurred by employees of FSNB relating to salaries, travel and other costs incurred on behalf of or relating to the Company and received reimbursements from FSNB. The Company paid $519,857 and $571,648 in 2019 and 2018, respectively to FSNB in net reimbursement of such costs. In addition, the Company reimburses FSNB a portion of salaries and pension costs for Mr. Correll and Mr. Ditto. The reimbursement was approved by the UTG Board of Directors and totaled $322,188 and $307,645 in 2019 and 2018, respectively, which included salaries and other benefits.

Effective July 1, 2018, the Company assumed the employees of several smaller entities associated with UTG. The purpose of this was to support the continued efforts to further streamline operations amongst associated entities. The salaries, benefits, and payroll related processing fees are 100% reimbursed by the associated entities on a monthly basis. During 2019 and 2018, the Company received reimbursements of $922,357 and $372,849, respectively.

The Company rents approximately 8,000 square feet of office space, located in Stanford, Kentucky, from FSNB and pays $2,000 per month in rent. The Company paid rent of $24,000 to FSNB during 2019 and 2018.

As previously disclosed in the Notes Receivable section of Note 2 - Investments, several of the Company’s notes have participation agreements in place with third parties.  Certain participation agreements are with FSF, a related party.  The participation agreements are sold without recourse and assigned to the participant based on their pro-rata share of the principal, interest and collateral as specified in the participation agreements. The undivided participations in the notes receivable range from 20% - 50%.  The total amount of loans participated to FSF was $250,000 as of December 31, 2019 and 2018.

During 2016, UG and FSF established a partnership agreement and formed a limited liability company to purchase real estate. FSF contributed $140,000 to the partnership, which gave them a 10% ownership in the LLC. The property held by this LLC was sold in January of 2019 and the funds from the sale were subsequently distributed to the members.

Note 12 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses for the periods ended December 31:

	2019	2018

Interest	$-	$-
Federal income tax	1,106,000	1,652,000

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

Because UTG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of December 31, 2019 and 2018, approximately 56% of the Company’s total direct premium was collected from Illinois, Ohio, Texas and West Virginia. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 20% of total life insurance in force at December 31, 2019 and 2018, respectively.  Insurance ceded represented 33% and 35% of premium income for 2019 and 2018, respectively. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

The Company owns a variety of investments associated with the oil and gas industry.  These investments represented approximately 25% of the Company’s total invested assets at December 31, 2019 and 2018.

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

Our Management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2019 and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

The Company’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making the assessment, Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).  Based on Management’s assessment, Management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting since December 31, 2019, in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15(e) and 15d-15(e), that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Board of Directors

In accordance with the laws of Delaware and the Certificate of Incorporation and Bylaws of UTG, as amended, UTG is managed by its executive officers under the direction of the Board of Directors.  The Board elects executive officers, evaluates their performance, works with management in establishing business objectives and considers other fundamental corporate matters, such as the issuance of stock or other securities, the purchase or sale of a business and other significant corporate business transactions.  In the fiscal year ended December 31, 2019, the Board met four times.  During 2019, all Directors attended at least 75% of all meetings of the Board and meetings of committees of the Board.  Our Board of Directors does not have a policy requiring directors to attend annual meetings of shareholders.  All Board members attended our 2019 annual shareholders’ meeting.

The Board of Directors has an Audit Committee consisting of Messrs. Molnar, Harmon, and Cortines. Our Board has determined that each of the members of the Audit Committee meets the criteria for independence under the NASDAQ listing standards.  The Audit Committee performs such duties as outlined in the Company’s Audit Committee Charter.  The Audit Committee reviews and acts or reports to the Board with respect to various auditing and accounting matters, the scope of the audit procedures and the results thereof, internal accounting and control systems of UTG, the nature of services performed for UTG and the fees to be paid to the independent auditors, the performance of UTG's independent and internal auditors and the accounting practices of UTG.  The Audit Committee also recommends to the full Board of Directors the auditors to be appointed by the Board.  The Audit Committee met four times in 2019.

The Board has reviewed the qualifications of each member of the audit committee and determined one member of the committee, Gabriel Molnar, meet the definition of an “audit committee financial expert” as defined in Item 407 of Regulation S-K.

The Board of Directors has a Compensation Committee consisting of Messrs. Darden, Dayton and Ochs.  Our Board has determined that each of the members of the Compensation Committee meets the criteria for independence under the NASDAQ listing standards.  The Compensation Committee performs such duties as outlined in the Company’s Compensation Committee Charter.  The Compensation Committee reviews and acts or reports to the Board with respect to various compensation matters relative to the Company’s executive officers.  The Compensation Committee has the authority to delegate appropriate matters to subcommittees as the Committee may determine in its discretion.  The Compensation Committee met one time in 2019.

Under UTG’s By-Laws, the Board of Directors should be comprised of at least six and no more than eleven Directors.  At December 31, 2019, the Board consisted of nine Directors.  Shareholders elect Directors to serve for a period of one year at UTG’s annual shareholders’ meeting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Directors and officers of UTG file periodic reports regarding ownership of Company securities with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 as amended, and the rules promulgated there under.  UTG is not aware of any individuals who filed late with the Securities and Exchange Commission during 2019.  SEC filings may be viewed from the Company’s Web site www.utgins.com.

Audit Committee Report to Shareholders

In connection with the December 31, 2019 financial statements, the audit committee: (1) reviewed and discussed the audited financial statements with Management; (2) discussed with the independent auditors the matters required by Statement on Auditing Standards No. 61, Communications with Audit Committees, as amended, (AICPA, Professional Standards, Vol. 1 AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T; and (3) received the written disclosures and the letter from its independent auditors required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the audit committee concerning independence, and has discussed with the independent auditors their independence.  Based upon these reviews and discussions, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K filed with the SEC for the last fiscal year.

Members of the Company’s Audit Committee:

Gabriel J. Molnar	Committee Chairman
Thomas E. Harmon
John M. Cortines

The following information with respect to business experience of the Board of Directors has been furnished by the respective Directors or obtained from the records of UTG.

Name, Age	Position with the Company, Business Experience and Other Directorships
Jesse T. Correll, 63

Chairman of UTG and Universal Guaranty Life Insurance Company since 2000; Director of UTG since 1999; Chairman of First Southern Bancorp, Inc. since 1988; CEO of First Southern Bancorp, Inc. from 1988-2015; Manager and President of First Southern Funding, LLC since 1992; President, Director of The River Foundation since 1990; Board member of Crown Financial Ministries from 2004 to 2009; Friends of the Good Samaritans since 2005; Generous Giving from 2006 to 2009; the National Christian Foundation since 2006; Centre Board of Trustees since 2015; and Cumberland Lake Shell, Inc. since 2017.

Preston H. Correll, 39

Founder of Marksbury Farm Market based in Bryantsville, Kentucky. He also owns and operates St. Asaph Farm in Stanford, Kentucky and focuses on sustainable farming and raising natural meat.  He spent a year and a half in India working with the Good Samaritans ministry and now serves on the board of the Friends of the Good Samaritans. Director of UTG, Inc. since December 2018.

John M. Cortines, 31

Mr. Cortines serves as the Chief Operating Officer of Generous Giving, a non-profit organization. He is the co-author of two books on money, faith, and generosity.  Prior to entering the nonprofit sector, he worked in the oil and gas industry as an engineer for Chevron Corporation.  Mr. Cortines is a graduate of Harvard Business School (MBA), King Abdullah University of Science and Technology (MS), and Texas A&M University (BS).  Director of UTG, Inc. since December 2018.

Thomas F Darden, II, 65

Mr. Darden is the Founder and Chief Executive Officer of Cherokee, an investment company that invests in both private equity and venture capital. Beginning in 1984, Mr. Darden served for 16 years as the Chairman of Cherokee Sanford Group, a brick manufacturing and soil remediation company.  From 1981 to 1983, he was a consultant with Bain & Company in Boston. From 1977 to 1978, he worked as an environmental planner for the Korea Institute of Science and Technology in Seoul, where he was a Henry Luce Foundation Scholar. Mr. Darden is on the Boards of Shaw University, the Institute for The Environment at the University of North Carolina and the Board of Governors of the Research Triangle Institute.  Mr. Darden earned a Masters in Regional Planning from the University of North Carolina, a Juris Doctor from Yale Law School and a Bachelor of Arts from the University of North Carolina, where he was a Morehead Scholar.

Howard L. Dayton, Jr., 76

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

Thomas E. Harmon, 65

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

Gabriel J. Molnar, 33

Mr. Molnar is the Chief Financial Officer at Capstone Realty Inc., a commercial real estate development company in Louisville, Kentucky.  Mr. Molnar is a licensed CPA and real estate salesman in Kentucky. Prior to Capstone, Mr. Molnar worked as a Financial Analyst with Procter & Gamble and as a public company auditor and healthcare consultant with PricewaterhouseCoopers.  Mr. Molnar received a MBA from the Owen Graduate School of Management at Vanderbilt University and is also a graduate of Asbury University in Wilmore, Kentucky.

Peter L. Ochs, 68

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

James P. Rousey, 61

President of UTG and Universal Guaranty Life Insurance Company since September 2006; Director of UTG and Universal Guaranty Life Insurance Company since September 2001; Chief Executive Officer of First Southern Bancorp, Inc. since 2016; Chair of ACLI Forum 500 from 2015-2016; Member of Board of Governors of ACLI from 2014 to 2017; Regional CEO and Director of First Southern National Bank from 1988 to 2001. Board Member with the Illinois Fellowship of Christian Athletes from 2001-2005; Board Member with Contact Ministries from 2007-2011; Board Member with Amigos En Cristo, Inc. from 2007-2009; Advisory Board Member with Natalie’s Sister since 2018; Board Member with Hustonville Cemetery since 2019; Serge Board Member since 2019.

Executive Officers of UTG

More detailed information on the following executive officers of UTG appears under "Directors":

Jesse T. Correll	Chairman of the Board and Chief Executive Officer
James P. Rousey	President

Other executive officers of UTG are set forth below:

Name, Age	Position with UTG and Business Experience
Theodore C. Miller, 57

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

Douglas P. Ditto, 64

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

Item 11. Executive Compensation

Executive Compensation Table

The following table sets forth certain information regarding compensation paid to or earned by UTG's Chief Executive Officer, and each of UTG’s two most highly compensated executive officers whose salary plus bonus exceeded $100,000 during UTG's last fiscal year:

Name and Principal position	Year	Salary	Bonus	Stock Awards (1)	All Other Compensation (2)	Total
Jesse T. Correll Chief Executive Officer	2019	$180,000	$ 90,000	$ -	$7,194	$277,194
	2018	$176,250	-	$140,000	$6,386	$322,636
James P. Rousey President	2019	$100,000	90,000	35,000	$3,666	$228,666
	2018	$95,000	115,000	-	$1,912	$211,912
Douglas P. Ditto Vice President	2019	$142,500	-	$125,000	$5,694	$273,194
	2018	$138,750	-	$90,000	$5,420	$234,170

(1)	Stock awards in the form of an annual bonus of 5,313 and 9,200 shares were issued in 2019 and 2018, respectively.
(2)	All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2019, there were no unexercised options, stock that has not vested or equity incentive plan awards outstanding for any of the above named executive officers.

Compensation of Directors

Effective January 1, 2018 a new compensation arrangement was approved whereby each outside Director annually received $5,000 as a retainer and $2,500 per meeting attended.  The compensation, however, is paid in UTG Common Stock.  The value is determined annually on the close of business December 20th or the next business day should December 20th be a weekend or holiday, based on the activity of the year just ending.  Reasonable travel expenses are reimbursed in cash as incurred.  UTG's Director Compensation policy provides that Directors who are employees of UTG or its affiliates do not receive any compensation for their services as Directors except for reimbursement for reasonable travel expenses for attending each meeting.  The following table reflects compensation paid to all Directors who served in 2019.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation (2)	Total
Jesse T. Correll, Chief Executive Officer	$ -	$ -	$ -	$ -
James P. Rousey, President	-	-	-	-
Randall L. Attkisson, Director (3)	-	5,000	-	5,000
Joseph A. Brinck, II, Director (4)	-	-	-	-
Preston H. Correll, Director	-	15,000	2,500	17,500
John M. Cortines, Director	-	15,000	-	15,000
Thomas F. Darden, II, Director	-	15,000	-	15,000
Howard L. Dayton, Director	-	15,000	5,000	20,000
Thomas E. Harmon, Director	-	15,000	-	15,000
Gabriel J. Molnar, Director	-	15,000	-	15,000
Peter L. Ochs, Director	-	12,500	-	12,500

(1) Market value of stock on earned date was $35.50 per share.
(2) Other Compensation represents payment for consulting services performed relative to management enrichment.
(3) Mr. Attkisson did not stand for re-election to the Board in June 2019.
(4) Mr. Brinck waived his rights to director compensation for 2019 and did not stand for re-election to the Board in June 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Holders of Securities

The following tabulation sets forth the name and address of the entity known to be the beneficial owners of more than 5% of UTG’s Common Stock and shows:  (i) the total number of shares of Common Stock beneficially owned by such person as of February 18, 2020 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of Common Stock so owned as of the same date.

Title		Amount	Percent
of	Name and Address	and Nature of	Of
Class	of Beneficial Owner (2)	Beneficial Ownership	Class (1)

Common	Jesse T. Correll	127,577	(3)(5)	3.9%
Stock, no	First Southern Bancorp, Inc.	1,406,785	(3)(4)(5)	43.0%
par value	First Southern Funding, LLC	359,590	(3)(4)(5)(6)	10.9%
	First Southern Holdings, LLC	1,201,876	(3)(4)(5)	36.7%
	WCorrell, Limited Partnership	72,750	(3)(5)	2.2%
	Cumberland Lake Shell, Inc.	257,501	(5)	7.8%

(1) The percentage of shares owned is based on 3,271,006 shares of Common Stock outstanding as of February 18, 2020.
(2) The address for each of Jesse Correll, First Southern Bancorp, Inc. (“FSBI”), First Southern Funding, LLC (“FSF”), First Southern Holdings, LLC (“FSH”), and WCorrell, Limited Partnership (“WCorrell LP”), is 205 North Depot Street, Stanford, Kentucky 40484.  The address for Cumberland Lake Shell, Inc. (“CLS”) is P.O. Box 430, 150 Railroad Drive, Somerset, Kentucky 42502.

(3) The share ownership of Jesse Correll listed includes 54,827 shares of Common Stock owned by him individually.  The share ownership of Mr. Correll also includes 72,750 shares of Common Stock held by WCorrell, Limited Partnership, a limited partnership in which Jesse Correll serves as managing general partner and as such, has sole voting and dispositive power over the shares held by the entity. In addition, by virtue of his ownership of voting securities of FSF and FSBI, and in turn, their ownership of 100% of the outstanding membership interests of FSH (the holder of 1,201,876 shares of Common Stock), Mr. Correll may be deemed to beneficially own the total number of shares of Common Stock owned by FSH, and may be deemed to share with FSH the right to vote and to dispose of such shares. Mr. Correll owns approximately 76% of the outstanding membership interests of FSF. Additionally, Mr. Correll owns directly approximately 45%, companies he controls own approximately 15%, and he has the power to vote but does not own an additional 2% of the outstanding voting stock of FSBI.  FSBI and FSF in turn own 99% and 1%, respectively, of the outstanding membership interests of FSH.

(4) The share ownership of FSBI consists of 204,909 shares of Common Stock held by FSBI directly and 1,201,876 shares of Common Stock held by FSH of which FSBI is a 99% member and FSF is a 1% member.  As a result, FSBI may be deemed to share the voting and dispositive power over the shares held by FSH.

(5) According to the Schedule 13D, as amended, filed April 8, 2019, Jesse Correll, FSBI, FSF and FSH, have agreed in principle to act together for the purpose of acquiring or holding equity securities of UTG.  In addition, because of their relationship with these Reporting Persons, Cumberland Lake Shell, Inc. and WCorrell Limited Partnership may also be deemed to be members of this group.  Therefore, each may be deemed to have acquired beneficial ownership of the equity securities of UTG beneficially owned by each of the Reporting Persons.

(6) Includes 4,035 shares in street name.

Security Ownership of Management of UTG

The following tabulation shows with respect to each of the Directors of UTG, UTG’s Chief Executive Officer and each of UTG’s two most highly compensated executive officers whose salary plus bonus exceeded $100,000 for fiscal 2019, and with respect to all executive officers and Directors of UTG as a group:  (i) the total number of shares of Common Stock beneficially owned by such person as of February 18, 2020 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of stock so owned as of the same date.

Title of	Name and Address of	Amount and Nature of	Percent of
Class	Beneficial Owner	Beneficial Ownership	Class (1)

UTG’s	Jesse T. Correll	Stanford, KY	2,151,453	(2)	65.7%
Common	Preston H. Correll	Stanford, KY	575		*
Stock, no	John M. Cortines	Oviedo, FL	2,713	(3)	*
Par value	Thomas F. Darden, II	Raleigh, NC	61,194		1.8%
	Howard L. Dayton, Jr.	Sanford, FL	8,893	(4)	*
	Douglas P. Ditto	Danville, KY	27,885	(5)	*
	Thomas E. Harmon	Springfield, IL	1,832		*
	Theodore C. Miller	Stanford, KY	12,292		*
	Gabriel J. Molnar	Louisville, KY	1,163		*
	Peter L. Ochs	Valley Center, KS	5,897	(6)	*
	James P. Rousey	Hustonville, KY	10,515	(7)	*
	All Directors and executive officers as a group (eleven in number)		2,284,412		69.8%

* Less than 1%

(1) The percentage of outstanding shares for UTG is based on 3,271,006 shares of Common Stock outstanding as of February 18, 2020
(2) The share ownership of Mr. Jesse Correll includes 54,827 shares of Common Stock owned by him individually, 204,909 shares of Common Stock held by FSBI and 359,590 shares of Common Stock owned by FSF.  The share ownership of Mr. Correll also includes 72,750 shares of Common Stock held by WCorrell, Limited Partnership, a limited partnership in which Mr. Correll serves as managing general partner.   Mr. Correll has sole voting and dispositive power over the shares held by these entities.   In addition, by virtue of his ownership of voting securities of FSF and FSBI, and in turn, their ownership of 100% of the outstanding membership interests of FSH (the holder of 1,201,876 shares of Common Stock), Mr. Correll may be deemed to beneficially own the total number of shares of Common Stock owned by FSH, and may be deemed to share with FSH the right to vote and to dispose of such shares. Mr. Correll owns approximately 76% of the outstanding membership interests of FSF. Additionally, Mr. Correll owns directly approximately 45%, companies he controls own approximately 15%, and he has the power to vote but does not own an additional 2% of the outstanding voting stock of FSBI. FSBI and FSF in turn own 99% and 1%, respectively, of the outstanding membership interests of FSH.
(3) Includes 848 shares held in spouse’s IRA and 1,290 shares held in street name.
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

Item 13. Certain Relationships and Related Transactions and Director Independence

The Board of Directors determined that seven of the nine current Directors are “independent” as defined by Rule 5605 of the NASDAQ listing standards.  The independent Directors are Preston H. Correll, John M. Cortines, Thomas F. Darden, Howard L. Dayton, Jr., Thomas E. Harmon, Gabriel J. Molnar, and Peter L. Ochs.

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

On February 20, 2003, UG purchased $4 million of a trust preferred security offering issued by First Southern Bancorp, Inc. (“FSBI”).  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%. The Company received dividends of $198,297 and $283,151 during 2019 and 2018, respectively. On March 30, 2009, UG purchased $1 million of FSBI common stock.  The sale and transfer of this security is restricted by the provisions of a stock restriction and buy-sell agreement. During 2019, the Company received a preferred pay down of $558,000 leaving a cost basis of $3,002,000.

UTG has a 30.10% ownership interest in an aircraft that is jointly owned with First Southern National Bank and Bandyco, LLC. Bandyco, LLC is affiliated with the Estate of Ward F. Correll. Mr. Correll is the father of Jesse Correll and a former director of the Company. The aircraft is used for business related travel by various officers and employees of the Company. For years 2019 and 2018, UTG paid $354,404 and $391,851 for costs associated with the aircraft, respectively.

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiary. Under this arrangement, the subsidiary pays its proportionate share of expenses, based on an allocation formula. During 2019 and 2018, UG paid $7,397,953 and $7,093,227, respectively, in expenses. The Ohio Department of Insurance has approved the cost sharing agreement and it is Management’s opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

The Company from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services the Company's mortgage loans including those covered by the participation agreements.  The Company pays a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $15,138 and $8,393 in servicing fees and $0 in origination fees to FSNB during 2019 and 2018.

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

The Company reimbursed expenses incurred by employees of FSNB relating to salaries, travel and other costs incurred on behalf of or relating to the Company and received reimbursements from FSNB. The Company paid $519,857 and $571,648 in 2019 and 2018, respectively to FSNB in net reimbursement of such costs. In addition, the Company reimburses FSNB a portion of salaries and pension costs for Mr. Correll and Mr. Ditto. The reimbursement was approved by the UTG Board of Directors and totaled $322,188 and $307,645 in 2019 and 2018, respectively, which included salaries and other benefits.

Effective July 1, 2018, the Company assumed the employees of several smaller entities associated with UTG. The purpose of this was to support the continued efforts to further streamline operations amongst associated entities. The salaries, benefits, and payroll related processing fees are 100% reimbursed by the associated entities on a monthly basis. During 2019 and 2018, the Company received reimbursements of $922,357 and $372,849, respectively.
The Company rents approximately 8,000 square feet of office space, located in Stanford, Kentucky, from FSNB and pays $2,000 per month in rent. The Company paid rent of $24,000 to FSNB during 2019 and 2018.

As previously disclosed in the Notes Receivable section of Note 2 - Investments, several of the Company’s notes have participation agreements in place with third parties.  Certain participation agreements are with FSF, a related party.  The participation agreements are sold without recourse and assigned to the participant based on their pro-rata share of the principal, interest and collateral as specified in the participation agreements. The undivided participations in the notes receivable range from 20% - 50%.  The total amount of loans participated to FSF was $250,000 as of December 31, 2019 and 2018.

During 2016, UG and FSF established a partnership agreement and formed a limited liability company to purchase real estate. FSF contributed $140,000 to the partnership, which gave them a 10% ownership in the LLC. The property held by this LLC was sold in January of 2019 and the funds from the sale were subsequently distributed to the members.

Item 14. Principal Accounting Fees and Services

The Audit Committee is required to be directly responsible for the appointment, compensation and retention of the Company’s independent registered public accounting firm.  The Audit Committee appointed Brown Smith Wallace, LLP (“BSW”) as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2019 and 2018.

Amounts paid to, or billed by, the Company’s principal accountant, during the two most recent fiscal years by category were as follows:

Audit Fees - Audit fees paid for these audit services in the fiscal years ended December 31, 2019 and 2018 totaled $119,850 and $106,800 respectively. Fees billed for the quarterly reviews of the Company’s financial statements totaled $23,250 and $19,950 for the years 2019 and 2018, respectively.

Audit Related Fees - No audit related fees were incurred by the Company from BSW for the years ended December 31, 2019 and 2018.

Tax Fees – For the years ended December 31, 2019 and 2018, the Company paid $26,300 and $15,000, respectively, to BSW relating to certain tax advice and electronic filing of certain federal and state income tax returns of the Company.

All Other Fees – During 2019 and 2018, the Company paid no other fees to BSW.

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

*10.13	Promissory Note dated November 20, 2019, between UTG, Inc. and Illinois National Bank.
10.14

Shared Services Agreement between UTG, Inc. and FSNB effective January 1, 2017.
[Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2018 originally filed as Exhibit 10.14].

10.15

Amendment #1 to the Shared Services Agreement between UTG, Inc. and FSNB effective January 1, 2018
[Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2018 originally filed as Exhibit 10.15].

10.16

Amendment #2 to the Shared Services Agreement between UTG, Inc. and FSNB effective September 1, 2018.
[Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2018 originally filed as Exhibit 10.16].

10.17

Amendment #3 to the Shared Services Agreement between UTG, Inc. and FSNB effective January 1, 2019.
[Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2018 originally filed as Exhibit 10.17].

14.1	Code of Ethics and Business Conduct [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 14.1].
14.2	Code of Ethical Conduct for Senior Financial Officers [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 14.2].
*21.1	List of Subsidiaries of the Registrant.
*31.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
*32.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
99.1	Audit Committee Charter. [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2018 originally filed as Exhibit 99.1].
99.2	Whistleblower Policy [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 99.2].
99.3	Compensation Committee Charter. [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2015 originally filed as Exhibit 99.3].
99.4	Investment Committee Charter. [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2015 originally filed as Exhibit 99.4].
*101	Interactive Data File
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

Date: March 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jesse T. Correll	By: /s/ Thomas E. Harmon
Jesse T. Correll Chairman of the Board, Chief Executive Officer and Director	Thomas E. Harmon Director

By: /s/ Preston H. Correll	By: /s/ Gabriel J. Molnar
Preston H. Correll Director	Gabriel J. Molnar Director

By: /s/ John M. Cortines	By: /s/ Peter L. Ochs
John M. Cortines Director	Peter L. Ochs Director

By: /s/ Thomas F. Darden II	By: /s/ James P. Rousey
Thomas F. Darden II Director	James P. Rousey Director

By: /s/ Howard L. Dayton	By: /s/ Theodore C. Miller
Howard L. Dayton Director	Theodore C. Miller Corporate Secretary and Chief Financial Officer