Form 10-Q
period 2020-03-31
UTG INC
filed 2020-05-12
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2020 was 3,273,260.

UTG, Inc.
(The “Company”)

Part 1.   Financial Information.
Item 1.  Financial Statements.

UTG, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2020	December 31, 2019*
ASSETS
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $160,799,432 and $159,959,855)	$173,703,436	$171,629,373
Equity securities, at fair value (cost $30,061,436 and $32,578,862)	51,459,924	78,661,793
Equity securities, at cost	10,417,247	10,919,247
Mortgage loans on real estate at amortized cost	9,099,364	8,223,286
Investment real estate	43,087,742	44,344,236
Notes receivable	20,798,050	19,487,458
Policy loans	8,732,681	8,803,876
Short-term investments	15,388,646	10,442,173
Total investments	332,687,090	352,511,442

Cash and cash equivalents	26,431,046	28,787,629
Accrued investment income	1,383,288	1,679,783
Reinsurance receivables:
Future policy benefits	25,468,524	25,655,161
Policy claims and other benefits	4,291,578	4,142,142
Cost of insurance acquired	4,660,108	4,846,321
Property and equipment, net of accumulated depreciation	407,735	427,736
Other assets	3,175,629	695,517
Total assets	$398,504,998	$418,745,731

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$247,227,486	$249,264,308
Policy claims and benefits payable	3,221,937	3,631,666
Other policyholder funds	433,873	404,177
Dividend and endowment accumulations	14,620,315	14,626,475
Income taxes payable	3,467,474	313,662
Deferred income taxes	7,080,403	13,222,604
Other liabilities	5,158,187	5,785,933
Total liabilities	281,209,675	287,248,825

Shareholders' equity:
Common stock - no par value, stated value $.001 per share. Authorized 7,000,000 shares - 3,274,919 and 3,277,830 shares outstanding	3,276	3,279
Additional paid-in capital	35,903,350	36,012,401
Retained earnings	71,000,617	85,979,678
Accumulated other comprehensive income	9,832,206	8,977,914
Total UTG shareholders' equity	116,739,449	130,973,272
Noncontrolling interests	555,874	523,634
Total shareholders' equity	117,295,323	131,496,906
Total liabilities and shareholders' equity	$398,504,998	$418,745,731

* Balance sheet audited at December 31, 2019.
See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2020	2019
Revenue:
Premiums and policy fees	$2,355,755		$2,503,205
Ceded reinsurance premiums and policy fees	(680,440)		(517,055)
Net investment income	2,830,186		3,112,024
Other income	59,042		63,838
Revenue before net investment gains (losses)	4,564,543		5,162,012
Net investment gains (losses):
Other realized investment gains, net	7,174,507		1,113,698
Change in fair value of equity securities	(24,684,444)		14,787,631
Total net investment gains (losses)	(17,509,937)		15,901,329
Total revenue	(12,945,394)		21,063,341

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	3,540,361		3,427,200
Ceded reinsurance benefits and claims	(634,943)		(474,622)
Annuity	232,488		197,670
Dividends to policyholders	94,315		103,599
Commissions and amortization of deferred policy acquisition costs	(35,117)		(24,542)
Amortization of cost of insurance acquired	186,213		193,977
Operating expenses	1,986,692		2,144,389
Total benefits and other expenses	5,370,009		5,567,671

Income (loss) before income taxes	(18,315,403)		15,495,670
Income tax (benefit) expense	(3,368,582)		3,697,058

Net income (loss)	(14,946,821)		11,798,612

Net income attributable to noncontrolling interests	(32,240)		(153,733)

Net income (loss) attributable to common shareholders	$ $ (14,979,061)	$	$ 11,644,879

Amounts attributable to common shareholders
Basic income (loss) per share	$(4.58)	$	$ 3.53

Diluted income (loss) per share	$(4.58)	$	$ 3.53

Basic weighted average shares outstanding	3,274,093		3,297,353

Diluted weighted average shares outstanding	3,274,093		3,297,353

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2020	2019
Net income (loss)	$(14,946,821)	$11,798,612

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	1,472,865	4,934,851
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	(309,302)	(1,036,319)
Unrealized holding gains (losses) arising during period, net of tax	1,163,563	3,898,532

Less reclassification adjustment for gains (losses) included in net income	(391,483)	(15,055)
Tax (expense) benefit for gains included in net income (loss)	82,212	3,162
Reclassification adjustment for gains (losses) included in net income, net of tax	(309,271)	(11,893)
Subtotal: Other comprehensive income (loss), net of tax	854,292	3,886,639

Comprehensive income (loss)	(14,092,529)	15,685,251

Less comprehensive income attributable to noncontrolling interests	(32,240)	(153,733)

Comprehensive income (loss) attributable to UTG, Inc.	$(14,124,769)	$15,531,518

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

Three Months Ended March 31, 2020	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity

Balance at December 31, 2019	$3,279	$36,012,401	$85,979,678	$8,977,914	$523,634	$131,496,906
Common stock issued during year	6	201,543	-	-	-	201,549
Treasury shares acquired	(9)	(310,594)	-	-	-	(310,603)
Net income (loss) attributable to common shareholders	-	-	(14,979,061)	-	-	(14,979,061)
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	-	-	-	854,292	-	854,292
Contributions	-	-	-	-	-	-
Distributions	-	-	-	-	-	-
Gain attributable to noncontrolling interest	-	-	-	-	32,240	32,240
Balance at March 31, 2020	$3,276	$35,903,350	$71,000,617	$9,832,206	$555,874	$117,295,323

Three Months Ended March 31, 2019	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity

Balance at December 31, 2018	$3,296	$36,567,865	$69,708,901	$62,495	$734,153	$107,076,710
Common stock issued during year	8	229,792	-	-	-	229,800
Treasury shares acquired	(7)	(212,380)	-	-	-	(212,387)
Net income attributable to common shareholders	-	-	11,644,879	-	-	11,644,879
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	-	-	-	3,886,639	-	3,886,639
Contributions	-	-	-	-	-	-
Distributions	-	-	-	-	(245,750)	(245,750)
Gain attributable to noncontrolling interest	-	-	-	-	153,733	153,733
Balance at March 31, 2019	$3,297	$36,585,277	$81,353,780	$3,949,134	$642,136	$122,533,624

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,		March 31,
	2020		2019
Cash flows from operating activities:
Net income (loss)	$	$ (14,946,821)	$	$ 11,798,612
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments		(98,297)		(39,703)
Realized investment gains, net		(7,174,507)		(1,113,698)
Change in fair value of equity securities		24,684,444		(14,787,631)
Amortization of cost of insurance acquired		186,213		193,977
Depreciation		156,652		323,406
Stock-based compensation		201,549		229,800
Charges for mortality and administration of universal life and annuity products		(1,583,889)		(1,619,743)
Interest credited to account balances		1,009,012		1,029,303
Change in accrued investment income		296,495		232,788
Change in reinsurance receivables		37,201		(61,726)
Change in policy liabilities and accruals		(1,943,479)		(772,518)
Change in income taxes receivable (payable)		3,153,812		612,616
Change in other assets and liabilities, net		(9,630,253)		3,839,857
Net cash used in operating activities		(5,651,868)		(134,660)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale		8,626,339		2,023,974
Equity securities		13,350,043		33,075
Mortgage loans		61,847		1,945,760
Real estate		1,119,842		3,045,226
Notes receivable		2,189,408		1,537,984
Policy loans		387,870		410,831
Short-term investments		3,000,000		-
Total proceeds from investments sold and matured		28,735,349		8,996,850
Cost of investments acquired:
Fixed maturities available for sale		(9,038,928)		-
Equity securities		(3,547,593)		(46,509)
Mortgage loans		(931,378)		(3,575,500)
Real estate		-		(1,174,688)
Notes receivable		(3,500,000)		(4,416,008)
Policy loans		(316,675)		(324,587)
Short-term investments		(7,890,228)		-
Total cost of investments acquired		(25,224,802)		(9,537,292)
Net cash provided by (used in) investing activities		3,510,547		(540,442)

Cash flows from financing activities:
Policyholder contract deposits		1,187,672		1,264,011
Policyholder contract withdrawals		(1,092,331)		(1,231,379)
Purchase of treasury stock		(310,603)		(212,387)
Non controlling contributions (distributions) of consolidated subsidiary		-		(245,750)
Net cash used in financing activities		(215,262)		(425,505)

Net decrease in cash and cash equivalents		(2,356,583)		(1,100,607)
Cash and cash equivalents at beginning of period		28,787,629		20,150,162
Cash and cash equivalents at end of period	$	$ 26,431,046	$	$ 19,049,555
See accompanying notes.

UTG, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2020, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  The Company’s results of operations for the three month period ended  March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other future period.

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At March 31, 2020, Mr. Correll owns or controls directly and indirectly approximately 65.70% of UTG’s outstanding stock.

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

Note 2 – Recently Issued Accounting Standards

During the three months ended March 31, 2020, there were no additions to or changes in the critical accounting policies disclosed in the 2019 Form 10-K.

Note 3 – Investments

Available for Sale Securities – Fixed Maturity Securities

The Company’s insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in available for sale securities are summarized as follows:

March 31, 2020	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$44,797,372	$1,751,954	$-	$46,549,326
U.S. special revenue and assessments	14,366,514	1,550,993	-	15,917,507
All other corporate bonds	101,635,546	10,052,499	(451,442)	111,236,603
	$160,799,432	$13,355,446	$(451,442)	$173,703,436

December 31, 2019	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$35,761,440	$402,832	$(35,529)	$36,128,743
U.S. special revenue and assessments	14,371,263	832,100	-	15,203,363
All other corporate bonds	109,827,152	10,470,115	-	120,297,267
	$159,959,855	$11,705,047	$(35,529)	$171,629,373

The amortized cost and estimated market value of debt securities at March 31, 2020, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale March 31, 2020	Amortized Cost	Fair Value
Due in one year or less	$11,796,278	$12,089,426
Due after one year through five years	58,507,802	60,788,411
Due after five years through ten years	46,860,963	53,482,062
Due after ten years	43,634,389	47,343,537
Total	$160,799,432	$173,703,436

The fair value of investments with sustained gross unrealized losses at March 31, 2020 and December 31, 2019 are as follows:

March 31, 2020	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
All other corporate bonds	$7,268,145	(451,442)	-	-	7,268,145	$(451,442)
Total fixed maturities	$7,268,145	(451,442)	-	-	7,268,145	$(451,442)

December 31, 2019	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$6,059,380	(35,529)	-	-	6,059,380	$(35,529)
Total fixed maturities	$6,059,380	(35,529)	-	-	6,059,380	$(35,529)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of March 31, 2020
Fixed maturities	7	-	7
As of December 31, 2019
Fixed maturities	3	-	3

Substantially all of the unrealized losses on fixed maturities at March 31, 2020 and December 31, 2019 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of  March 31, 2020 and December 31, 2019.

Net Investment Gains (Losses)

The following table presents net investment gains (losses) and the change in net unrealized gains on available-for-sale investments.

	Three Months Ended
	March 31,
	2020	2019
Realized gains:
Sales of fixed maturities	$391,483	$15,055
Sales of equity securities	6,783,024	-
Sales of real estate	-	1,098,643
Total realized gains	7,174,507	1,113,698
Realized losses:
Sales of fixed maturities	-	-
Sales of equity securities	-	-
Sales of real estate	-	-
Other-than-temporary impairments	-	-
Total realized losses	-	-
Net realized investment gains (losses)	7,174,507	1,113,698
Change in fair value of equity securities:
Change in fair value of equity securities held at the end of the period	(24,684,444)	14,787,631
Change in fair value of equity securities	(24,684,444)	14,787,631
Net investment gains (losses)	$(17,509,937)	$15,901,329
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$1,472,865	$4,934,851
Net increase (decrease)	$1,472,865	$4,934,851

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

The Company did not recognize any other-than-temporary impairments during the first quarter of 2019 or 2020.

Cost Method Investments

The Company held equity investments with an aggregate cost of $10,417,247 and $10,919,247 at March 31, 2020 and December 31, 2019, respectively.  These equity investments were not reported at fair value because it is not practicable to estimate their fair values due to insufficient information being available. Management did not identify any events or changes in circumstances that might have a significant adverse effect on the reported value of those investments.  Based on Management's evaluation of the expected cash flow of the investments, and the Company's ability and intent to hold the investments for a reasonable period of time, the Company does not deem an other-than-temporary impairment necessary at March 31, 2020.

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

During the three months ended March 31, 2020 and 2019, the Company acquired $931,378 and $3,575,500 in mortgage loans, respectively.  FSNB services the majority of the Company’s mortgage loan portfolio.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

During 2020 and 2019, the maximum and minimum lending rates for mortgage loans were:

	2020		2019
	Maximum rate	Minimum rate	Maximum rate	Minimum rate
Farm Loans	5.00%	5.00%	5.00%	5.00%
Commercial Loans	7.50%	4.24%	7.50%	4.00%
Residential Loans	5.50%	5.50%	8.00%	8.00%

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

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The mortgage loan reserve was $0 at March 31, 2020 and December 31, 2019.

The following table summarizes the mortgage loan holdings of the Company for the periods ended:

	March 31, 2020	December 31, 2019
In good standing	$9,099,364	$8,223,286
Total mortgage loans	$9,099,364	$8,223,286

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

The Company's investment real estate portfolio includes ownerships in oil and gas royalties. As of March 31, 2020 and December 31, 2019, investments in oil and gas royalties represented 43% and 44%, respectively, of the total investment real estate portfolio.

Gains and losses recognized on the disposition of the properties are recorded as realized gains and losses in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2020 and 2019, the Company acquired $0 and $1,174,688 of investment real estate, respectively.

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. The valuation allowance as of  March 31, 2020 and December 31, 2019 was $0. Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status. During the three months ended March 31, 2020 and 2019 the Company acquired $3,500,000 and $4,416,008, respectively.

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

The following table presents the Company’s assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheet on a recurring basis as of March 31, 2020.

	Level 1	Level 2	Level 3	Total
Assets
Fixed Maturities, available for sale	$46,549,326	$127,154,110	$-	$173,703,436
Equity Securities	15,953,666	12,244,456	23,261,802	51,459,924
Total	$62,502,992	$139,398,566	$23,261,802	$225,163,360

The following table presents the Company’s assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheet on a recurring basis as of December 31, 2019.

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

	Fixed Maturities, Available for Sale	Equity Securities	Total
Balance at December 31, 2019	$-	$34,514,762	$34,514,762
Total unrealized gain or (losses):
Included in net income (loss)	-	(2,296,374)	(2,296,374)
Included in other comprehensive income	-	-	-
Purchases	-	1,331,382	1,331,382
Sales	-	(10,287,968)	(10,287,968)
Balance at March 31, 2020	$-	$23,261,802	$23,261,802

	March 31, 2020	December 31, 2019
Change in fair value of equity securities included in net income (loss) relating to assets held	$(2,296,374)	$6,461,670

The Level 3 securities include collateralized debt obligations of trust preferred securities issued by banks and insurance companies and certain equity securities with unobservable inputs. The Company computed fair value of Level 3 equity investments based on a review of current financial information, earnings trends and similar companies in the same industries.

There were no transfers in or out of Level 3 as of March 31, 2020. Transfers occur when there is a change in the availability of observable market information.

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

	March 31, 2020		December 31, 2019
Assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Equity securities	$10,417,247	$10,417,247	$10,919,247	$10,919,247
Mortgage loans on real estate	9,099,364	9,099,364	8,223,286	8,223,286
Investment real estate	43,087,742	43,087,742	44,344,236	44,344,236
Notes receivable	20,798,050	20,798,050	19,487,458	19,487,458
Policy loans	8,732,681	8,732,681	8,803,876	8,803,876
Short term investments	15,388,646	15,388,646	10,442,173	10,442,173
Cash and cash equivalents	26,431,046	26,431,046	28,787,629	28,787,629

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

Note 5 – Credit Arrangements

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2019	Borrowings	Repayments	March 31, 2020
Lines of Credit:
UTG	11/20/2013	11/20/2020	$8,000,000	-	-	-	-
UG	6/2/2015	5/8/2020	10,000,000	-	-	-	-

The UTG line of credit carries interest at a fixed rate of  4.040% and is payable monthly. As collateral, UTG has pledged 100% of the  common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company.

During May of 2019, the Federal Home Loan Bank approved UG’s Cash Management Advance Application (“CMA”). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $12,254,677. The Company is currently in the process of renewing the CMA.

Note 6 – Shareholders’ Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock.  At a meeting of the Board of Directors in June of 2019, the Board of Directors of UTG authorized the repurchase of up to an additional $2.5 million of UTG's common stock, for a total  repurchase of up to $18.5 million of UTG's common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During the three months ended March 31, 2020, the Company repurchased 8,955 shares through the stock repurchase program for $310,603. Through March 31, 2020, UTG has spent $15,083,699 in the acquisition of 1,178,313 shares under this program.

During 2020, the Company issued 6,044 shares of stock to management and employees as compensation at a cost of $201,549. These awards are determined at the discretion of the Board of Directors.

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  For the three months ended March 31, 2020 and 2019, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

The following table represents the total funding commitments and the unfunded commitment as of March 31, 2020 related to certain investments:

	Total Funding Commitment	Unfunded Commitment
RLF III, LLC	$4,000,000	$398,120
Sovereign’s Capital, LP Fund I	500,000	20,000
Sovereign's Capital, LP Fund II	1,000,000	158,596
Sovereign's Capital, LP Fund III	3,000,000	2,137,079
Garden City Companies, LLC	2,000,000	1,956,688
Carrizo Springs Music, LLC	2,500,000	2,296,875
Modern Distributors, Inc.	7,200,000	3,700,000

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

During 2020, the Company committed to invest in Garden City Companies, LLC (“Garden City”), which invests primarily in companies in the healthcare, inspection/testing services and maintenance service arena. Garden City makes capital calls to investors as funds are needed.

During 2020, the Company committed to invest in Carrizo Springs Music, LLC (“Carrizo”), which invests in music royalties.  Carrizo makes capital calls to its investors as funds are needed to acquire the royalty rights.

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	March 31,
	2020	2019
Interest	$-	$-
Federal income tax	-	-

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

Because UTG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of March 31, 2020 and 2019 , approximately 55% of the Company’s total direct premium was collected from Illinois, Ohio, Texas and West Virginia. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 21% and 20% of total life insurance in force at March 31, 2020 and  December 31, 2019, respectively.  Insurance ceded represented 34% and 24% of premium income for the three months ended March 31, 2020 and 2019, respectively. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

The Company owns a variety of investments associated with the oil and gas industry. These investments represent approximately 19% and 25% of the Company's total invested assets as of March 31, 2020 and December 31, 2019, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's discussion and analysis of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively with the Parent, the "Company").  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in the Company's annual report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability.  The Company's critical accounting policies and the related estimates considered most significant by Management are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.  Management has identified the accounting policies related to cost of insurance acquired, assumptions and judgments utilized in determining if declines in fair values of investments are other-than-temporary, and valuation methods for investments that are not actively traded as those, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Condensed Consolidated Financial Statements and this Management's Discussion and Analysis.

During the three months ended March 31, 2020, there were no additions to or changes in the critical accounting policies disclosed in the 2019 Form 10-K.

Results of Operations

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions in the U.S. and globally, accelerating during the first half of March, as federal, state, and local governments react to the public health crisis, creating significant uncertainties in the U.S. economy. The Company has not experienced a slow-down in activities related to the contracted work, however government restrictions and client-imposed delays are evaluated daily and this could change. While the disruption is currently expected to be temporary, there is uncertainty around the duration. The Company cannot at this time predict the ultimate impact the pandemic will have on its results of operations, financial position, liquidity, or capital resources but such impact could be material.

On a consolidated basis, the Company reported a net loss to common shareholders' of approximately $(15) million for the three month period ended March 31, 2020 and net income attributable to common shareholders' of approximately $11.6 million for the three month period ended March 31, 2019.

Revenues

For the three month period ended March 31, 2020, the Company reported negative total revenues of approximately $(12.9) million and for the same period in 2019 total revenues of approximately $21.1 million. The negative total revenue the Company is reporting for the first quarter of 2020 is the result of the change in the fair value of equity securities of approximately $(24.7) million that is reported as a component of total revenue on the Condensed Consolidated Statements of Operations.

The Company reported revenue before net investment gains (losses) of approximately $4.6 million and $5.2 million for the three month periods ended March 31, 2020 and 2019, respectively. Revenue before net investment gains (losses) decreased slightly when comparing the current year and prior year results and is due to minor decreases in premium and policy fees and net investment income.

Premium and policy fee revenues, net of reinsurance, were comparable for the three-months ended March 31, 2020 and 2019.  The Company writes minimal new business.  Premium and policy fee revenues, net of reinsurance, represented 37% and 38% of the Company's revenue before net investment gains (losses) as of March 31, 2020 and 2019, respectively.

The following table summarizes the Company's investment performance.

	Three Months Ended March 31,
	2020	2019
Net investment income	$2,830,186	$3,112,024
Net investment gains (losses)	$(17,509,937)	$15,901,329
Change in net unrealized investment gains (losses) on available-for-sale securities, pre-tax	$1,472,865	$4,934,851

The following table reflects net investment income of the Company:

	Three Months Ended
	March 31,
	2020	2019
Fixed maturities available for sale	$1,409,324	$1,589,985
Equity securities	755,402	668,108
Trading securities	-	(111,693)
Mortgage loans	85,799	118,612
Real estate	606,657	784,532
Notes receivable	202,221	435,155
Policy loans	137,970	141,552
Short-term	16,227	41,364
Cash and cash equivalents	89,059	-
Total consolidated investment income	3,302,659	3,667,615
Investment expenses	(472,473)	(555,591)
Consolidated net investment income	$2,830,186	$3,112,024

Net investment income represented 62% and 60% of the Company's revenue before net investment gains (losses) as of March 31, 2020 and 2019, respectively.  Net investment income was comparable in the majority of the investment categories when comparing the first quarter 2020 activity to the same quarter in 2019.

The Company reported net investment gains (losses) of approximately $(17.5) million and $15.9 million for the three-month periods ended March 31, 2020 and 2019, respectively. Included in the net investment gains (losses) are realized investment gains of approximately $7.2 million and $1.1 million for the three-months ended March 31, 2020 and 2019, respectively.    The 2020 realized gains are mainly the result of the Company selling certain equity securities and the 2019 realized gains are the result of the Company selling a parcel of real estate.

During 2019, the Company received an offer to purchase its investments in certain music royalties held in the form of equity investments.  As a result of this event, the Company elected to change its valuation methodology from using discounted cash flow models to estimate fair value to marking the investment to the offer price to estimate the fair value. The change in methodology resulted in recording an unrealized gain on investment of approximately $3.3 million during the year ended December 31, 2019.  The investments were sold during the first quarter of 2020. The Company recognized a gain of approximately $4.2 million on the sale. The 2020 net income is unaffected by the sale as the realized gain is offset by the unrealized gain reversal at the time of sale.

During March of 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The Company holds certain investments that have been negatively impacted by the market reactions to the pandemic.  These investments primarily relate to marketable equity securities.  The drop in the markets in March, resulted in an estimated unrealized losses of approximately $(24.7) million.  These investments mostly remain in an unrealized gain position even after the market drop. In April of 2020, the Company experienced a partial rebound on these investments of approximately $6.4 million in unrealized gains.

Prior to March 2020, the Company recognized significant unrealized gains on its equity investments and were mainly from two equity holdings, both in the area of oil and gas. The Company recognized and disclosed in prior filings that a pull back in the stock market, particularly in the oil and gas arena, could slow these gains or even result in future period unrealized losses. Management believes these equity investments continue to be solid investments for the Company and have further growth potential; however, changes in market conditions could continue to cause volatility in market prices.

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

Expenses

The Company reported total benefits and other expenses of approximately $5.4 million for the three-month period ended March 31, 2020, a decrease of approximately 4% from the same period in 2019.  Benefits, claims and settlement expenses represented approximately 60% and 58% of the Company's total expenses for the three-month periods ended March 31, 2020 and 2019, respectively. The other major expense category of the Company is operating expenses, which represented approximately 37% and 39% of the Company's total expenses for the three-month periods ended March 31, 2020 and 2019, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims were comparable for the three month period ended March 31, 2020 and 2019.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

Net amortization of cost of insurance acquired decreased 4% during the three-month period ended March 31, 2020 compared to the same period in 2019.  Cost of insurance acquired is established when an insurance company is acquired or when the Company acquires a block of in-force business.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The Company utilizes a 12% discount rate on the remaining unamortized business.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.  This expense is expected to decrease, unless the Company acquires a new block of business.

Operating expenses decreased by approximately 7% in the three-month period ended March 31, 2020 as compared to the same period in 2019. Overall, expenses were comparable in all of the major expense categories.

Management continues to place significant emphasis on expense monitoring and cost containment. Maintaining administrative efficiencies directly impacts net income.

Financial Condition

Investment Information

Investments represent approximately 83% and 84% of total assets at March 31, 2020 and December 31, 2019, respectively.  Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments that it is permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company's investment portfolio is invested in a diverse set of securities.

As of March 31, 2020, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders' equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available-for-sale are carried at market, with changes in market value charged directly to shareholders' equity.  Changes in the market value of available for sale securities resulted in a net unrealized gain of approximately $1.2 million and $3.9 million for the three-month periods ended March 31, 2020 and 2019, respectively.  The variance in the net unrealized gains and losses is the result of normal market fluctuations and lower interest rates.

Capital Resources

Total shareholders' equity decreased by approximately 11% as of March 31, 2020 compared to December 31, 2019. The decrease is mainly attributable to a decrease in retained earnings, which is the result of the current year net loss reported by the Company.

The Company's investments are predominately in fixed maturity investments such as bonds, which provide sufficient return to cover future obligations.  The Company carries all of its fixed maturity holdings as available for sale, which are reported in the Condensed Consolidated Financial Statements at their market value.

Liquidity

The Company has two principal needs for cash - the insurance company's contractual obligations to policyholders and the payment of operating expenses.  Cash and cash equivalents represented 7% total assets as of March 31, 2020 and December 31, 2019.  Fixed maturities as a percentage of total assets were approximately 44% and 41% as of March 31, 2020 and December 31, 2019, respectively.

The Company currently has access to funds for operating liquidity.  UTG has an $8 million revolving credit note with Illinois National Bank.  At March 31, 2020, the Company had no outstanding borrowings against the UTG line of credit. UG has a $10 million line of credit with the Federal Home Loan Bank. At March 31, 2020, the Company had no outstanding borrowings against the UG line of credit

Future policy benefits are primarily long-term in nature and therefore, the Company's investments are predominantly in long-term fixed maturity investments such as bonds and mortgage loans which provide sufficient return to cover these obligations. Many of the Company's products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds.

For the three months ended March 31, 2020 and 2019, operating activities used cash of approximately $5.7 millions and $135,000, respectively. Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments. Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses. The Company has not marketed any significant new products for several years.

Investing activities of the Company produced cash of approximately $3.5 million and used cash of approximately $540,000 for the three month periods ended  March 31, 2020 and 2019, respectively.   The net cash provided by or used in investing activities is expected to vary from quarter to quarter depending on market conditions and Management’s ability to find and negotiate favorable investment contracts.

UTG is a holding Company that has no day-to-day operations of its own.  Funds required to meet its expenses, generally costs associated with maintaining the Company in good standing with states in which it does business are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on Management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  At March 31, 2020, substantially all of the consolidated shareholders' equity represented net assets of its subsidiary.  The Company's insurance subsidiary has maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance Company dividend payments where the Company is domiciled.  No dividends were paid to shareholders in 2019 or the three-month period ended March 31, 2020.

UG is an Ohio domiciled insurance company, which requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory net income or b) 10% of statutory capital and surplus.  For the year ended December 31, 2019, UG had statutory net income of approximately $8.3 million.  At December 31, 2019 UG's statutory capital and surplus amounted to approximately $66 million.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  During 2019, UG paid UTG ordinary dividends of $6 million. During the second quarter of 2020, UG paid UTG a dividend of $1 million.  UTG used the dividends received during 2019 and 2020 to purchase outstanding shares of UTG stock and for general operations of the Company.

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

UTG, INC.
(Registrant)

Date:	May 12, 2020	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	May 12, 2020	By	/s/ Theodore C. Miller
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