Form 10-Q
period 2020-06-30
UTG INC
filed 2020-08-11
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2020 was 3,268,386.

UTG, Inc.
(The “Company”)

Part 1.   Financial Information.
Item 1.  Financial Statements.

UTG, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2020	December 31, 2019*
ASSETS
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $157,032,450 and $159,959,855)	$176,585,699	$171,629,373
Equity securities, at fair value (cost $31,796,340 and $32,578,862)	66,141,108	78,661,793
Equity securities, at cost	14,417,247	10,919,247
Mortgage loans on real estate at amortized cost	13,097,827	8,223,286
Investment real estate	40,725,963	44,344,236
Notes receivable	19,654,162	19,487,458
Policy loans	8,709,100	8,803,876
Short-term investments	12,435,481	10,442,173
Total investments	351,766,587	352,511,442

Cash and cash equivalents	29,317,455	28,787,629
Accrued investment income	1,528,217	1,679,783
Reinsurance receivables:
Future policy benefits	25,437,203	25,655,161
Policy claims and other benefits	3,713,563	4,142,142
Cost of insurance acquired	4,473,896	4,846,321
Property and equipment, net of accumulated depreciation	387,828	427,736
Other assets	686,497	695,517
Total assets	$417,311,246	$418,745,731

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$246,166,152	$249,264,308
Policy claims and benefits payable	3,438,766	3,631,666
Other policyholder funds	409,612	404,177
Dividend and endowment accumulations	14,705,726	14,626,475
Income taxes payable	785,981	313,662
Deferred income taxes	11,552,261	13,222,604
Other liabilities	6,081,601	5,785,933
Total liabilities	283,140,099	287,248,825

Shareholders' equity:
Common stock - no par value, stated value $0.001 per share. Authorized 7,000,000 shares - 3,270,515 and 3,277,830 shares outstanding	3,272	3,279
Additional paid-in capital	35,780,640	36,012,401
Retained earnings	82,712,737	85,979,678
Accumulated other comprehensive income	15,085,110	8,977,914
Total UTG shareholders' equity	133,581,759	130,973,272
Noncontrolling interests	589,388	523,634
Total shareholders' equity	134,171,147	131,496,906
Total liabilities and shareholders' equity	$417,311,246	$418,745,731

* Balance sheet audited at December 31, 2019.

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Revenue:
Premiums and policy fees	$2,379,976	$2,431,489	$4,735,731	$4,934,694
Ceded reinsurance premiums and policy fees	(690,036)	(813,256)	(1,370,476)	(1,330,311)
Net investment income	3,021,654	2,701,709	5,851,840	5,813,733
Other income	93,772	95,919	152,814	159,757
Revenue before net investment gains (losses)	4,805,366	4,415,861	9,369,909	9,577,873
Net investment gains (losses):
Other realized investment gains, net	1,779,333	5,301,778	8,953,840	6,415,476
Change in fair value of equity securities	12,946,281	97,148	(11,738,163)	14,884,779
Total net investment gains (losses)	14,725,614	5,398,926	(2,784,323)	21,300,255
Total revenue	19,530,980	9,814,787	6,585,586	30,878,128

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	3,422,177	4,590,885	6,962,538	8,018,085
Ceded reinsurance benefits and claims	(353,168)	(607,539)	(988,111)	(1,082,161)
Annuity	259,049	307,369	491,537	505,039
Dividends to policyholders	92,005	96,053	186,320	199,652
Commissions and amortization of deferred policy acquisition costs	(28,559)	(38,577)	(63,676)	(63,119)
Amortization of cost of insurance acquired	186,212	193,976	372,425	387,953
Operating expenses	1,703,606	1,789,951	3,690,298	3,934,340
Total benefits and other expenses	5,281,322	6,332,118	10,651,331	11,899,789

Income (loss) before income taxes	14,249,658	3,482,669	(4,065,745)	18,978,339
Income tax (benefit) expense	2,504,024	662,831	(864,558)	4,359,889

Net income (loss)	11,745,634	2,819,838	(3,201,187)	14,618,450

Net income attributable to noncontrolling interests	(33,514)	(107,780)	(65,754)	(261,513)

Net income (loss) attributable to common shareholders	$11,712,120	$2,712,058	$(3,266,941)	$14,356,937

Amounts attributable to common shareholders
Basic income (loss) per share	$3.58	$0.82	$(1.00)	$4.36

Diluted income (loss) per share	$3.58	$0.82	$(1.00)	$4.36

Basic weighted average shares outstanding	3,272,715	3,290,617	3,273,395	3,293,940

Diluted weighted average shares outstanding	3,272,715	3,290,617	3,273,395	3,293,940

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Net income (loss)	$11,745,634	$2,819,838	$(3,201,187)	$14,618,450

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	6,595,986	3,925,070	8,068,851	8,859,921
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	(1,385,157)	(824,264)	(1,694,459)	(1,860,583)
Unrealized holding gains (losses) arising during period, net of tax	5,210,829	3,100,806	6,374,392	6,999,338

Less reclassification adjustment for (gains) losses included in net income	53,260	9,826	(338,223)	(5,229)
Tax expense (benefit) for gains included in net income (loss)	(11,185)	(2,064)	71,027	1,098
Reclassification adjustment for (gains) losses included in net income, net of tax	42,075	7,762	(267,196)	(4,131)
Subtotal: Other comprehensive income (loss), net of tax	5,252,904	3,108,568	6,107,196	6,995,207

Comprehensive income (loss)	16,998,538	5,928,406	2,906,009	21,613,657

Less comprehensive income attributable to noncontrolling interests	(33,514)	(107,780)	(65,754)	(261,513)

Comprehensive income (loss) attributable to UTG, Inc.	$16,965,024	$5,820,626	$2,840,255	$21,352,144

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

Three Months Ended June 30, 2020	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity

Balance at March 31, 2020	$3,276	$35,903,350	$71,000,617	$9,832,206	$555,874	$117,295,323
Common stock issued during year	1	16,739	-	-	-	16,740
Treasury shares acquired	(5)	(139,449)	-	-	-	(139,454)
Net income (loss) attributable to common shareholders	-	-	11,712,120	-	-	11,712,120
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	-	-	-	5,252,904	-	5,252,904
Contributions	-	-	-	-	-	-
Distributions	-	-	-	-	-	-
Gain attributable to noncontrolling interest	-	-	-	-	33,514	33,514
Balance at June 30, 2020	$3,272	$35,780,640	$82,712,737	$15,085,110	$589,388	$134,171,147

Six Months Ended June 30, 2020	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity

Balance at December 31, 2019	$3,279	$36,012,401	$85,979,678	$8,977,914	$523,634	$131,496,906
Common stock issued during year	7	218,282	-	-	-	218,289
Treasury shares acquired	(14)	(450,043)	-	-	-	(450,057)
Net income (loss) attributable to common shareholders	-	-	(3,266,941)	-	-	(3,266,941)
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	-	-	-	6,107,196	-	6,107,196
Contributions	-	-	-	-	-	-
Distributions	-	-	-	-	-	-
Gain attributable to noncontrolling interest	-	-	-	-	65,754	65,754
Balance at June 30, 2020	$3,272	$35,780,640	$82,712,737	$15,085,110	$589,388	$134,171,147

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

Three Months Ended June 30, 2019	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity

Balance at March 31, 2019	$3,297	$36,585,277	$81,353,780	$3,949,134	$642,136	$122,533,624
Common stock issued during year	1	16,735	-	-	-	16,736
Treasury shares acquired	(12)	(348,945)	-	-	-	(348,957)
Net income attributable to common shareholders	-	-	2,712,058	-	-	2,712,058
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	-	-	-	3,108,568	-	3,108,568
Contributions	-	-	-	-	-	-
Distributions	-	-	-	-	-	-
Gain attributable to noncontrolling interest	-	-	-	-	107,780	107,780
Balance at June 30, 2019	$3,286	$36,253,067	$84,065,838	$7,057,702	$749,916	$128,129,809

Six Months Ended June 30, 2019	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity

Balance at December 31, 2018	$3,296	$36,567,865	$69,708,901	$62,495	$734,153	$107,076,710
Common stock issued during year	7	246,527	-	-	-	246,534
Treasury shares acquired	(17)	(561,325)	-	-	-	(561,342)
Net income attributable to common shareholders	-	-	14,356,937	-	-	14,356,937
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	-	-	-	6,995,207	-	6,995,207
Contributions	-	-	-	-	-	-
Distributions	-	-	-	-	(245,750)	(245,750)
Gain attributable to noncontrolling interest	-	-	-	-	261,513	261,513
Balance at June 30, 2019	$3,286	$36,253,067	$84,065,838	$7,057,702	$749,916	$128,129,809

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(3,201,187)	$14,618,450
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	(58,394)	(32,084)
Realized investment gains, net	(8,953,840)	(6,415,476)
Change in fair value of equity securities	11,738,163	(14,884,779)
Amortization of cost of insurance acquired	372,425	387,953
Depreciation	239,510	594,399
Stock-based compensation	218,289	246,534
Charges for mortality and administration of universal life and annuity products	(3,164,512)	(3,235,159)
Interest credited to account balances	2,012,606	2,052,343
Change in accrued investment income	151,566	140,588
Change in reinsurance receivables	646,537	338,491
Change in policy liabilities and accruals	(2,219,077)	(1,317,789)
Change in income taxes receivable (payable)	472,319	(25,242)
Change in other assets and liabilities, net	(3,142,189)	2,842,382
Net cash used in operating activities	(4,887,784)	(4,689,389)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	12,253,350	4,566,651
Equity securities	16,186,805	4,939,893
Mortgage loans	230,116	4,381,319
Real estate	3,418,671	10,687,242
Notes receivable	3,333,296	1,827,987
Policy loans	713,241	930,639
Short-term investments	6,000,000	-
Total proceeds from investments sold and matured	42,135,479	27,333,731
Cost of investments acquired:
Fixed maturities available for sale	(9,038,928)	(2,507,805)
Equity securities	(10,286,666)	(115,013)
Trading securities	-	(132,518)
Mortgage loans	(5,098,138)	(4,014,455)
Real estate	-	(1,408,021)
Notes receivable	(3,500,000)	(7,528,188)
Policy loans	(618,465)	(705,906)
Short-term investments	(7,890,228)	-
Total cost of investments acquired	(36,432,425)	(16,411,906)
Net cash provided by investing activities	5,703,054	10,921,825

Cash flows from financing activities:
Policyholder contract deposits	2,283,017	2,410,517
Policyholder contract withdrawals	(2,118,404)	(2,756,026)
Purchase of treasury stock	(450,057)	(561,342)
Non controlling contributions (distributions) of consolidated subsidiary	-	(245,750)
Net cash used in financing activities	(285,444)	(1,152,601)

Net increase in cash and cash equivalents	529,826	5,079,835
Cash and cash equivalents at beginning of period	28,787,629	20,150,162
Cash and cash equivalents at end of period	$29,317,455	$25,229,997

See accompanying notes.

UTG, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2019, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  The Company’s results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other future period.

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions in the U.S. and globally, accelerating during the first half of March, as federal, state, and local governments react to the public health crisis, creating significant uncertainties in the U.S. economy. The Company has not experienced a slow-down in activities, however government restrictions and client-imposed delays are evaluated daily and this could change. While the disruption is currently expected to be temporary, there is uncertainty around the duration. The Company cannot at this time predict the ultimate impact the pandemic will have on its results of operations, financial position, liquidity, or capital resources but such impact could be material.

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At June 30, 2020, Mr. Correll owns or controls directly and indirectly approximately 65.78% of UTG’s outstanding stock.

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

Note 2 – Recently Issued Accounting Standards

During the six months ended June 30, 2020, there were no additions to or changes in the critical accounting policies disclosed in the 2019 Form 10-K.

Note 3 – Investments

Available for Sale Securities – Fixed Maturity Securities

The Company’s insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in available for sale securities are summarized as follows:

June 30, 2020	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$44,793,626	$1,614,309	$-	$46,407,935
U.S. special revenue and assessments	14,361,765	1,524,448	-	15,886,213
All other corporate bonds	97,877,059	16,414,492	-	114,291,551
	$157,032,450	$19,553,249	$-	$176,585,699

December 31, 2019	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$35,761,440	$402,832	$(35,529)	$36,128,743
U.S. special revenue and assessments	14,371,263	832,100	-	15,203,363
All other corporate bonds	109,827,152	10,470,115	-	120,297,267
	$159,959,855	$11,705,047	$(35,529)	$171,629,373

The amortized cost and estimated market value of debt securities at June 30, 2020, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale June 30, 2020	Amortized Cost	Fair Value
Due in one year or less	$23,776,809	$24,205,154
Due after one year through five years	46,399,814	49,609,973
Due after five years through ten years	34,654,588	39,465,754
Due after ten years	25,468,466	30,241,655
Fixed maturities with no single maturity date	26,732,773	33,063,163
Total	$157,032,450	$176,585,699

The fair value of investments with sustained gross unrealized losses at June 30, 2020 and December 31, 2019 are as follows:

June 30, 2020	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
All other corporate bonds	$-	-	-	-	-	$-
Total fixed maturities	$-	-	-	-	-	$-

December 31, 2019	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$6,059,380	(35,529)	-	-	6,059,380	$(35,529)
Total fixed maturities	$6,059,380	(35,529)	-	-	6,059,380	$(35,529)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of June 30, 2020
Fixed maturities	-	-	-
As of December 31, 2019
Fixed maturities	3	-	3

Substantially all of the unrealized losses on fixed maturities at December 31, 2019 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of  June 30, 2020 and December 31, 2019.

Net Investment Gains (Losses)

The following table presents net investment gains (losses) and the change in net unrealized gains (losses) on investments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Realized gains:
Sales of fixed maturities	$11,732	$101,633	$403,215	$116,688
Sales of equity securities	1,832,593	2,765,915	8,615,617	2,765,915
Sales of real estate	-	2,678,207	-	3,776,850
Other	-	-	-	-
Total realized gains	1,844,325	5,545,755	9,018,832	6,659,453
Realized losses:
Sales of fixed maturities	(64,992)	(111,459)	(64,992)	(111,459)
Sales of equity securities	-	-	-	-
Sales of real estate	-	-	-	-
Other-than-temporary impairments	-	-	-	-
Other	-	(132,518)	-	(132,518)
Total realized losses	(64,992)	(243,977)	(64,992)	(243,977)
Net realized investment gains (losses)	1,779,333	5,301,778	8,953,840	6,415,476
Change in fair value of equity securities:
Change in fair value of equity securities held at the end of the period	12,946,281	97,148	(11,738,163)	14,884,779
Change in fair value of equity securities	12,946,281	97,148	(11,738,163)	14,884,779
Net investment gains (losses)	$14,725,614	$5,398,926	$(2,784,323)	$21,300,255
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$6,595,986	$3,925,070	$8,068,851	$8,859,921
Net increase (decrease)	$6,595,986	$3,925,070	$8,068,851	$8,859,921

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

The Company did not recognize any other-than-temporary impairments during the six month periods ended June 30, 2020 or 2019.

Cost Method Investments

The Company held equity investments with an aggregate cost of $14,417,247 and $10,919,247 at June 30, 2020 and December 31, 2019, respectively.  These equity investments were not reported at fair value because it is not practicable to estimate their fair values due to insufficient information being available. Management did not identify any events or changes in circumstances that might have a significant adverse effect on the reported value of those investments.  Based on Management's evaluation of the expected cash flow of the investments, and the Company's ability and intent to hold the investments for a reasonable period of time, the Company does not deem an other-than-temporary impairment necessary at June 30, 2020.

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

During the six months ended June 30, 2020 and 2019, the Company acquired $5,098,138 and $4,014,455 in mortgage loans, respectively.  FSNB services the majority of the Company’s mortgage loan portfolio.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

During 2020 and 2019, the maximum and minimum lending rates for mortgage loans were:

	2020		2019
	Maximum rate	Minimum rate	Maximum rate	Minimum rate
Farm Loans	5.00%	5.00%	5.00%	5.00%
Commercial Loans	7.50%	4.24%	7.50%	4.82%
Residential Loans	5.50%	5.50%	8.00%	8.00%

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

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The mortgage loan reserve was $0 at June 30, 2020 and December 31, 2019.

The following table summarizes the mortgage loan holdings of the Company for the periods ended:

	June 30, 2020	December 31, 2019
In good standing	$13,097,827	$8,223,286
Total mortgage loans	$13,097,827	$8,223,286

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

The Company's investment real estate portfolio includes ownerships in oil and gas royalties. As of June 30, 2020 and December 31, 2019, investments in oil and gas royalties represented 45% and 44%, respectively, of the total investment real estate portfolio.

Gains and losses recognized on the disposition of the properties are recorded as realized gains and losses in the Condensed Consolidated Statements of Operations. During the six months ended June 30, 2020 and 2019, the Company acquired $0 and $1,408,021 of investment real estate, respectively.

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. The valuation allowance as of  June 30, 2020 and December 31, 2019 was $0. Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status. During the six months ended June 30, 2020 and 2019 the Company acquired  $3,500,000 and $7,528,188 of notes receivable, respectively.

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

Short-Term Investments

Short-term investments have remaining maturities exceeding three months and under 12 months at the time of purchase and are stated at amortized cost, which approximates fair value. The short-term investments consist of United States Treasury securities.

Dung the six months ended June 30, 2020 and 2019, the Company acquired $6,000,000 and $0, respectively, in short-term investments.

Note 4 – Fair Value Measurements

The Company measures its assets and liabilities recorded at fair value on a recurring basis utilizing valuation techniques based upon observable and unobservable inputs. The framework establishes a fair value hierarchy of three levels based upon the transparency of information used in measuring the fair value of assets or liabilities as of the measurement date.  Observable inputs reflect market data obtained from independent sources and unobservable inputs reflect the Company’s expectations. The levels of the hierarchy are defined as follows:

Level 1 – Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – Valuation methodologies include quoted prices for similar assets and liabilities in active markets or quoted prices for identical, quoted prices for identical or similar assets or liabilities in markets that are not active, or the Company may use various valuation techniques or pricing models that use observable inputs to measure fair value.

Level 3 – Valuation is based upon unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability.

Recurring Measurements

The following table presents the fair value measurements of the Company’s assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheet on a recurring basis as of June 30, 2020 and December 31, 2019.

June 30, 2020	Level 1	Level 2	Level 3	Total
Financial assets:
Fixed maturities available for sale:
U.S. Government and government agencies and authorities	$46,407,935	$-	$-	$46,407,935
U.S. special revenue and assessments	-	15,886,213	-	15,886,213
Corporate securities	-	114,291,551	-	114,291,551
Total fixed maturities	46,407,935	130,177,764	-	176,585,699
Equity securities:
Common stocks	23,092,530	16,041,865	27,006,713	66,141,108
Total equity securities	23,092,530	16,041,865	27,006,713	66,141,108
Total financial assets	$69,500,465	$146,219,629	$27,006,713	$242,726,807

December 31, 2019	Level 1	Level 2	Level 3	Total
Financial assets:
Fixed maturities available for sale:
U.S. Government and government agencies and authorities	$36,128,743	$-	$-	$36,128,743
U.S. special revenue and assessments	-	15,203,363	-	15,203,363
Corporate securities	-	120,297,267	-	120,297,267
Total fixed maturities	36,128,743	135,500,630	-	171,629,373
Equity securities:
Common stocks	29,888,281	14,258,750	34,514,762	78,661,793
Total equity securities	29,888,281	14,258,750	34,514,762	78,661,793
Total financial assets	$66,017,024	$149,759,380	$34,514,762	$250,291,166

The following is a description of the valuation techniques used the by Company to measure assets reported at fair value on a recurring basis. The Company had no liabilities measured and reported at fair value as of June 30, 2020 and December 31, 2019.  There have been no significant changes in the valuation techniques utilized by the Company for the six months ended June 30, 2020.

Available for Sale Securities

Securities classified as available for sale are recorded at fair value on a recurring basis. Securities classified as Level 1 utilized fair value measurements based upon quoted market prices, when available. If quoted market prices are not available, the Company obtains fair value measurements from recently executed transactions, market price quotations, benchmark yields and issuer spreads to value Level 2 securities. In certain instances where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair value determinations for Level 3 measurements are estimated on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standard generally accepted in the United States.

Equity Securities at Fair Value

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

The Level 3 securities include certain equity securities with unobservable inputs. The Company computed fair value of Level 3 equity investments based on a review of current financial information, earnings trends and similar companies in the same industries.

Level 3 Reconciliation

The following table provides reconciliations for Level 3 assets measured at fair value on a recurring basis. Transfers into and out of Level 3 are recognized as of the end of the quarter in which they occur.

	Fixed Maturities, Available for Sale	Equity Securities	Total
Balance at December 31, 2019	$-	$34,514,762	$34,514,762
Total unrealized gain or (losses):
Included in net income (loss)	-	(139,588)	(139,588)
Included in other comprehensive income	-	-	-
Purchases	-	3,082,007	3,082,007
Sales	-	(10,450,468)	(10,450,468)
Balance at June 30, 2020	$-	$27,006,713	$27,006,713

	June 30, 2020	December 31, 2019
Change in fair value of equity securities included in net income (loss) relating to assets held	$(139,588)	$6,461,670

Nonrecurring Measurements

Certain assets are not carried at fair value on a recurring basis. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the Consolidated Financial Statements.

The carrying values and estimated fair values of certain of the Company’s financial instruments not recorded at fair value in the Consolidated Balance Sheets are shown below. Because the fair value for all Consolidated Balance Sheet items are not required to be disclosed, the aggregate fair value amounts presented below are not reflective of the underlying value of the Company.

	Carrying	Estimated
June 30, 2020	Amount	Fair Value	Level 1	Level 2	Level 3
Equity securities, at cost	$14,417,247	14,417,247	-	-	14,417,247
Mortgage loans on real estate	13,097,827	12,934,172	-	-	12,934,172
Investment real estate	40,725,963	85,158,424	-	-	85,158,424
Notes receivable	19,654,162	23,313,608	-	-	23,313,608
Policy loans	8,709,100	8,709,100	-	-	8,709,100
Short term investments	12,435,481	12,435,481	12,435,481	-	-
Cash and cash equivalents	29,317,455	29,317,455	29,317,455	-	-

	Carrying	Estimated
December 31, 2019	Amount	Fair Value	Level 1	Level 2	Level 3
Equity securities, at cost	$10,919,247	10,919,247	-	-	10,919,247
Mortgage loans on real estate	8,223,286	7,531,094	-	-	7,531,094
Investment real estate	44,344,236	85,158,424	-	-	85,158,424
Notes receivable	19,487,458	19,332,472	-	-	19,332,472
Policy loans	8,803,876	8,803,876	-	-	8,803,876
Short term investments	10,442,173	10,442,173	10,442,173	-	-
Cash and cash equivalents	28,787,629	28,787,629	28,787,629	-	-

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

The fair values of notes receivable are estimated using discounted cash flow analyses and interest rates being offered for similar loans to borrowers with similar credit ratings. The inputs used to measure the fair value of the notes receivable are classified as Level 3 within the fair value hierarchy.

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

Note 5 – Credit Arrangements

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2019	Borrowings	Repayments	June 30, 2020
Lines of Credit:
UTG	11/20/2013	11/20/2020	$8,000,000	-	-	-	-
UG	6/2/2015	5/7/2021	10,000,000	-	-	-	-

The UTG line of credit carries interest at a fixed rate of  4.040% and is payable monthly. As collateral, UTG has pledged 100% of the  common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company.

During May of 2020, the Federal Home Loan Bank approved UG’s Cash Management Advance Application (“CMA”). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $12,549,410.

Note 6 – Shareholders’ Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock.  At a meeting of the Board of Directors in June of 2019, the Board of Directors of UTG authorized the repurchase of up to an additional $2.5 million of UTG's common stock, for a total  repurchase of up to $18.5 million of UTG's common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During the six months ended June 30, 2020, the Company repurchased 13,979 shares through the stock repurchase program for $450,057. Through June 30, 2020, UTG has spent $15,223,153 in the acquisition of 1,183,337 shares under this program.

During 2020, the Company issued 6,664 shares of stock to management and employees as compensation at a cost of $218,289. These awards are determined at the discretion of the Board of Directors.

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  For the six months ended June 30, 2020 and 2019, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

The following table represents the total funding commitments and the unfunded commitment as of June 30, 2020 related to certain investments:

	Total Funding Commitment	Unfunded Commitment
RLF III, LLC	$4,000,000	$398,120
Sovereign’s Capital, LP Fund I	500,000	20,000
Sovereign's Capital, LP Fund II	1,000,000	158,596
Sovereign's Capital, LP Fund III	3,000,000	2,137,079
Macritchie Storage II, LP	7,000,750	2,100,407
Garden City Companies, LLC	2,000,000	1,956,688
Carrizo Springs Music, LLC	2,500,000	2,296,875
Modern Distributors, Inc.	7,200,000	3,700,000

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

During 2018, the Company committed to fund a mortgage loan for Macritchie Storage II, LP ("Macritchie"). Macritchie makes draw requests on the loan as funds are needed to fund the construction project.

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

During 2020, the Company committed to fund a collateral loan for Modern Distributors, Inc. (“Modern Distributors”). Modern Distributors makes draw requests on the loan as funds are needed to fund a construction project.

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	June 30,
	2020	2019
Interest	$-	$-
Federal income tax	2,110,000	1,106,000

	Six Months Ended
	June 30,
	2020	2019
Interest	$-	$-
Federal income tax	2,110,000	1,106,000

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

Because UTG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of June 30, 2020 and 2019 , approximately 55% of the Company’s total direct premium was collected from Illinois, Ohio, Texas and West Virginia. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 20% and 21% of total life insurance in force at June 30, 2020 and  December 31, 2019, respectively.  Insurance ceded represented 36% and 34% of premium income for the six months ended June 30, 2020 and 2019, respectively. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

The Company owns a variety of investments associated with the oil and gas industry. These investments represent approximately 18% and 25% of the Company's total invested assets as of June 30, 2020 and December 31, 2019, respectively. The following table provides an allocation of the oil and gas investments by type.

	June 30, 2020	December 31, 2019
Land, mineral, and royalty interests	$63,724,044	$80,182,100
Transportation	-	3,812,565
Exploration	1,222,760	2,824,810
Total	$64,946,804	$86,819,475

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s discussion and analysis of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively with the Parent, the “Company”).  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

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

During the six months ended June 30, 2020, there were no additions to or changes in the critical accounting policies disclosed in the 2019 Form 10-K.

Results of Operations

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions in the U.S. and globally, accelerating during the first half of March, as federal, state, and local governments reacted to the public health crisis, creating significant uncertainties in the U.S. economy. The Company has not experienced a slow-down in activities, however government restrictions and client-imposed delays are evaluated daily and this could change. While the disruption is expected to be temporary, there continues to be uncertainty around the duration or effects of resurgence of the virus. The Company cannot at this time predict the ultimate impact the pandemic will have on its results of operations, financial position, liquidity, or capital resources, but such impact could be material.

On a consolidated basis, the Company reported a net loss attributable to common shareholders’ of approximately $(3.3) million for the six-month period ended June 30, 2020 and net income attributable to common shareholders’ of approximately $11.7 million for the three-month period ended June 30, 2020.  The variance in the first and second quarter 2020 earnings are driven by the change in the unrealized gains (losses) reported by the Company. During the first quarter of 2020, the Company reported approximately $24.7 million of unrealized losses due to the change in the fair value of equity securities. During the second quarter of 2020, the Company experienced a partial rebound in the performance of its equity securities and recognized a change in the fair value of its equity securities of approximately $13 million.

For the six-month period ended June 30, 2019, the Company reported net income attributable to common shareholders’ of approximately $14.4 million and net income attributable to common shareholders’ of approximately $2.7 million for the three-month period ended June 30, 2019.

Revenues

The Company reported total revenues of approximately $6.6 million for the six months ended June 30, 2020, a decrease of approximately $24.3 million as compared to the same period in 2019. The variance in total revenues from the prior year to the current year is mainly attributable to the change in the fair value of equity securities between periods.  The Company reported total revenues of approximately $19.5 million for the three months ended June 30, 2020, an increase of approximately $9.7 million as compared to the three-month period ended June 30, 2019.  For the quarter, the fluctuations are also largely related to the change in the fair value of equity securities between the periods that is reported as a component of total revenue on the Condensed Consolidated Statements of Operations.

The Company reported revenue before net investment gains of approximately $9.4 million and $9.6 million for the six months ended June 30, 2020 and 2019, respectively. Revenue before net investment gains decreased only slightly when comparing the current year and prior year results and is due to minor decreases in premium and policy fee revenue. For the three months ended June 30, 2020, the Company reported revenue before net investment gains and losses of $4.8 million, up from $4.4 million from the same period in 2019. The increase between periods is largely attributable to real estate investment income.

Premium and policy fee revenues, net of reinsurance, were comparable for the six-month periods ended June 30, 2020 and 2019. Premium and policy fee revenues, net of reinsurance, represented 36% and 38% of the Company’s revenues before net investment gains (losses) as of June 30, 2020 and 2019, respectively. The decline in premiums is not unusual as the Company is not actively marketing new business.

The Company reported total net investment gains (losses) of approximately $14.7 million and $(2.7) million for the three and six-month periods ended June 30, 2020, respectively.  For the three and six month periods ended June 30, 2020, the Company reported approximately $1.8 million and $9 million, respectively, in net realized investment gains comprised mainly from the sale of equity securities. Also, in the total net investment gains are unrealized gains (losses) related to the change in the fair value of equity securities. The Company reported unrealized equity gains (losses) of $12.9 million and $(11.7) million for the three and six-months ended June 30, 2020 and $97,000 and $14.9 million for the three and six-months ended June 30, 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net investment income	$3,021,654	$2,701,709	$5,851,840	$5,813,733
Net investment gains (losses)	$14,725,614	$5,398,926	$(2,784,323)	$21,300,255
Change in net unrealized investment gains (losses) on available-for-sale securities, pre-tax	$6,595,986	$3,925,070	$8,068,851	$8,859,921

The Company holds certain investments that have been negatively impacted by ongoing market reactions to the pandemic.  These investments primarily relate to marketable equity securities, particularly in the area of oil and gas.  The drop in the markets in March, resulted in estimated unrealized losses of approximately $(24.7) million for the three months ending March 31, 2020.  For the three months ended June 30, 2020, the Company experienced a partial rebound on these investments of approximately $13 million in unrealized gains.

The Company recognized and disclosed in prior filings that a pullback in the stock market, particularly in the oil and gas arena, could slow these gains or even result in future-period unrealized losses. Management believes these equity investments continue to be solid investments for the Company and have further growth potential. However, current market conditions remain volatile and Management anticipates the Company will experience significant fluctuations in this line item in future periods.

The following table reflects net investment income of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Fixed maturities available for sale	$1,312,095	$1,336,569	$2,721,419	$2,926,554
Equity securities	188,824	146,438	944,226	969,332
Trading securities	-	111,693	-	-
Mortgage loans	159,285	166,992	245,084	285,604
Real estate	1,635,847	629,888	2,242,504	1,259,634
Notes receivable	336,712	515,504	538,933	950,659
Policy loans	166,708	169,464	304,678	311,016
Short term	46,836	41,731	53,174	83,640
Cash and cash equivalents	4,132	4,767	103,080	4,222
Total consolidated investment income	3,850,439	3,123,046	7,153,098	6,790,661
Investment expenses	(828,785)	(421,337)	(1,301,258)	(976,928)
Consolidated net investment income	$3,021,654	$2,701,709	$5,851,840	$5,813,733

Net investment income represented 63% and 61% of the Company’s revenue before net investment gains (losses) as of June 30, 2020 and 2019, respectively.  The Company reported net investment income of approximately $5.9 million for the six-month period ended June 30, 2020, comparable to 2019 net investment income. For the three month period ended June 30, 2020, net investment income increased approximately 12%, compared to the same quarter in 2019. When comparing the three and six months ended June 30, 2020 and 2019, income from investing activities was comparable in the majority of the investment categories, with the largest variance being found in the real estate and notes receivable categories.

Earnings from the real estate portfolio are expected to vary depending on the activities of the subsidiaries and the potential distributions that will occur. For the six-months ended June 30, 2020, real estate earnings were up approximately 78% compared to the same period in 2019. The difference was attributable to a one-time earnings event that was received in second quarter 2020.  Excluding this one-time event in 2020, real estate income was comparable between periods.

For the six-months ended June 30, 2020, notes receivable income is down approximately 43% compared to June 30, 2019. The decrease is a result of fewer average outstanding notes receivable, and consequently, a reduction in interest income.

During 2019, the Company received an offer to purchase investments in certain music royalties held in the form of equity investments.  As a result of this event, the Company elected to change its valuation methodology from using discounted cash flow models to estimate fair value to marking the investment to the offer price to estimate the fair value. The change in methodology resulted in recording an unrealized gain on investment of approximately $3.3 million during the year ended December 31, 2019.  The investments were then sold during the first quarter of 2020. The Company recognized a gain of approximately $4.1 million on the sale. The 2020 net income is unaffected by the sale as the realized gain is offset by the unrealized gain reversal at the time of sale.

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

Expenses

The Company reported total benefits and other expenses of approximately $10.7 million for the six month period ended June 30, 2020, a decrease of approximately 11% from the same period in 2019.  For the three month period ended June 30, 2020, total benefits and other expenses decreased approximately 17%, compared to the same quarter in 2019.  Benefits, claims and settlement expenses represented approximately 65% and 62% of the Company’s total expenses for the three and six month periods ended June 30, 2020, respectively.  The other major expense category of the Company is operating expenses, which represented approximately 32% and 35% of the Company’s total expenses for the three and six month periods ended June 30, 2020, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims, decreased approximately 13% in the six month period ended June 30, 2020, compared to the same period in 2019.  For the three months ended June 30, 2020, life benefits, claims and settlement expenses, net of reinsurance benefits and claims, decreased approximately 22%, compared to the same quarter in 2019. The decrease is not considered unusual by Management as fluctuations in mortality are to be expected.

Net amortization of cost of insurance acquired decreased 4% during the three month and six month periods ended June 30, 2020 compared to the same period in 2019.  Cost of insurance acquired is established when an insurance company is acquired or when the Company acquires a block of in-force business.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The Company utilizes a 12% discount rate on the remaining unamortized business.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.  This expense is expected to decrease, unless the Company acquires a new block of business.

Operating expenses decreased by 5% for the three-month period ended June 30, 2020 compared to that of the same period in 2019. For the six-months ended June 30, 2020 operating expenses decreased by 6% compared to that of the same period in 2019. Overall, expenses were comparable in all of the major expense categories.

Management continues to place significant emphasis on expense monitoring and cost containment. Maintaining administrative efficiencies directly affects net income.

Financial Condition

Investment Information

Investments represent approximately 84% of total assets at June 30, 2020 and December 31, 2019. Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments that it is permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company’s investment portfolio is invested in a diverse set of securities.

As of June 30, 2020, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market, with changes in market value charged directly to shareholders' equity.  Changes in the market value of available for sale securities resulted in net unrealized gains of $6.6 million and $8.1 million for the three and six-month periods ended June 30, 2020, respectively. The variance in the net unrealized gains and losses is the result of normal market fluctuations and lower interest rates.

Capital Resources

Total shareholders’ equity increased by approximately 2% as of June 30, 2020 compared to December 31, 2019. The increase in total shareholders’ equity is a combination of the net loss reported for the period of $(3.3) million and an increase of $6.1 million of accumulated other comprehensive income.

The Company’s investments are predominately in fixed maturity investments such as bonds. The Company carries all of its fixed maturity holdings as available for sale, which are reported in the Condensed Consolidated Financial Statements at their market value.

Liquidity

The Company has two principal needs for cash - the insurance company’s contractual obligations to policyholders and the payment of operating expenses.  Cash and cash equivalents represented 7% of total assets as of June 30, 2020 and December 31, 2019.  Fixed maturities, as a percentage of total assets, were approximately 42% and 41% as of June 30, 2020 and December 31, 2019, respectively.

The Company currently has access to funds for operating liquidity.  UTG has an $8 million revolving credit note with Illinois National Bank.  At June 30, 2020, the Company had no outstanding borrowings against the UTG line of credit. UG has a $10 million line of credit with the Federal Home Loan Bank. At June 30, 2020, the Company had no outstanding borrowings against the UG line of credit.

Future policy benefits are primarily long-term in nature and therefore, the Company's investments are predominantly long-term and provide sufficient return to cover these obligations. Many of the Company's products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds.

Net cash used in operating activities was approximately $4.9 million and $4.7 million for the six-months ended June 30, 2020 and 2019, respectively. Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline.  Management anticipates future cash flows from operations to remain similar to historic trends.

Net cash provided by investing activities was approximately $5.7 million and $10.9 million for the six-month period ended June 30, 2020 and 2019, respectively. The net cash provided by investing activities is expected to vary from quarter to quarter depending on market conditions and management’s ability to find and negotiate favorable investment contracts.

UTG is a holding Company that has no day-to-day operations of its own.  Funds required to meet its expenses and general costs associated with maintaining the Company in good standing with states in which it does business are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on Management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  At June 30, 2020, substantially all of the consolidated shareholders’ equity represented net assets of its subsidiary.  The Company's insurance subsidiary has maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance Company dividend payments where the Company is domiciled.  No dividends were paid to shareholders in 2019 or the six months ended June 30, 2020.

UG is an Ohio domiciled insurance company, which requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory net income or  b) 10% of statutory capital and surplus.  For the year ended December 31, 2019, UG had statutory net income of approximately $8.3 million.  At December 31, 2019 UG’s statutory capital and surplus amounted to approximately $66 million.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  During 2019, UG paid UTG ordinary dividends of $6 million.  During the second quarter of 2020, UG paid UTG an ordinary dividend of $1 million. UTG used the dividends received during 2019 and 2020 to purchase outstanding shares of UTG stock and for general operations of the Company.

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

UTG, INC.
(Registrant)

Date:	August 11, 2020	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	August 11, 2020	By	/s/ Theodore C. Miller
Theodore C. Miller
Senior Vice President and Chief Financial Officer