Form 10-Q
period 2020-09-30
UTG INC
filed 2020-11-13
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2020 was 3,175,132.

UTG, Inc.
(The “Company”)

Part 1.   Financial Information.
Item 1.  Financial Statements.

UTG, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2020	December 31, 2019*
ASSETS
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $156,998,638 and $159,959,855)	$176,720,947	$171,629,373
Equity securities, at fair value (cost $33,521,163 and $32,578,862)	65,588,029	78,661,793
Equity securities, at cost	14,417,247	10,919,247
Mortgage loans on real estate at amortized cost	20,392,053	8,223,286
Investment real estate	36,421,627	44,344,236
Notes receivable	19,298,398	19,487,458
Policy loans	8,727,991	8,803,876
Short-term investments	7,973,910	10,442,173
Total investments	349,540,202	352,511,442

Cash and cash equivalents	24,723,191	28,787,629
Accrued investment income	1,247,946	1,679,783
Reinsurance receivables:
Future policy benefits	25,412,611	25,655,161
Policy claims and other benefits	4,262,277	4,142,142
Cost of insurance acquired	4,287,682	4,846,321
Property and equipment, net of accumulated depreciation	367,999	427,736
Income tax receivable	145,067	0
Other assets	764,344	695,517
Total assets	$410,751,319	$418,745,731

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$245,084,324	$249,264,308
Policy claims and benefits payable	3,811,781	3,631,666
Other policyholder funds	402,225	404,177
Dividend and endowment accumulations	14,764,957	14,626,475
Income taxes payable	0	313,662
Deferred income taxes	11,343,548	13,222,604
Trading securities, at fair value (proceeds $5,584 and $0)	4,003	0
Other liabilities	6,172,576	5,785,933
Total liabilities	281,583,414	287,248,825

Shareholders' equity:
Common stock - no par value, stated value $0.001 per share. Authorized 7,000,000 shares - 3,176,672 and 3,277,830 shares outstanding	3,177	3,279
Additional paid-in capital	33,056,562	36,012,401
Retained earnings	80,266,031	85,979,678
Accumulated other comprehensive income	15,218,666	8,977,914
Total UTG shareholders' equity	128,544,436	130,973,272
Noncontrolling interests	623,469	523,634
Total shareholders' equity	129,167,905	131,496,906
Total liabilities and shareholders' equity	$410,751,319	$418,745,731

* Balance sheet audited at December 31, 2019.

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Revenue:
Premiums and policy fees	$2,285,170	$2,385,113	$7,020,901	$7,319,807
Ceded reinsurance premiums and policy fees	(757,649)	(678,941)	(2,128,125)	(2,009,252)
Net investment income	2,231,360	2,818,669	8,083,200	8,632,402
Other income	111,775	95,141	264,589	254,898
Revenue before net investment gains (losses)	3,870,656	4,619,982	13,240,565	14,197,855
Net investment gains (losses):
Other realized investment gains, net	1,754,315	3,727,538	10,708,155	10,143,014
Change in fair value of equity securities	(2,277,902)	(4,046,457)	(14,016,065)	10,838,322
Total net investment gains (losses)	(523,587)	(318,919)	(3,307,910)	20,981,336
Total revenue	3,347,069	4,301,063	9,932,655	35,179,191

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	4,460,762	4,029,261	11,423,300	12,047,346
Ceded reinsurance benefits and claims	(966,260)	(501,184)	(1,954,371)	(1,583,345)
Annuity	250,486	265,413	742,023	770,452
Dividends to policyholders	70,125	74,864	256,445	274,516
Commissions and amortization of deferred policy acquisition costs	(35,865)	(39,665)	(99,541)	(102,784)
Amortization of cost of insurance acquired	186,214	193,977	558,639	581,930
Operating expenses	2,559,653	1,940,795	6,249,951	5,875,135
Total benefits and other expenses	6,525,115	5,963,461	17,176,446	17,863,250

Income (loss) before income taxes	(3,178,046)	(1,662,398)	(7,243,791)	17,315,941
Income tax (benefit) expense	(765,421)	(578,549)	(1,629,979)	3,781,340

Net income (loss)	(2,412,625)	(1,083,849)	(5,613,812)	13,534,601

Net income attributable to noncontrolling interests	(34,081)	(32,795)	(99,835)	(294,308)

Net income (loss) attributable to common shareholders	$(2,446,706)	$(1,116,644)	$(5,713,647)	$13,240,293

Amounts attributable to common shareholders
Basic income (loss) per share	$(0.76)	$(0.34)	$(1.75)	$4.03

Diluted income (loss) per share	$(0.76)	$(0.34)	$(1.75)	$4.03

Basic weighted average shares outstanding	3,221,049	3,279,684	3,256,217	3,289,133

Diluted weighted average shares outstanding	3,221,049	3,279,684	3,256,217	3,289,133

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Net income (loss)	$(2,412,625)	$(1,083,849)	$(5,613,812)	$13,534,601

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	169,058	3,184,769	8,237,909	12,044,690
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	(35,502)	(668,802)	(1,729,961)	(2,529,385)
Unrealized holding gains (losses) arising during period, net of tax	133,556	2,515,967	6,507,948	9,515,305

Less reclassification adjustment for (gains) losses included in net income	0	30,793	(338,223)	25,564
Tax expense (benefit) for gains included in net income (loss)	0	(6,466)	71,027	(5,368)
Reclassification adjustment for (gains) losses included in net income, net of tax	0	24,327	(267,196)	20,196
Subtotal: Other comprehensive income (loss), net of tax	133,556	2,540,294	6,240,752	9,535,501

Comprehensive income (loss)	(2,279,069)	1,456,445	626,940	23,070,102

Less comprehensive income attributable to noncontrolling interests	(34,081)	(32,795)	(99,835)	(294,308)

Comprehensive income (loss) attributable to UTG, Inc.	$(2,313,150)	$1,423,650	$527,105	$22,775,794

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

Three Months Ended September 30, 2020	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity

Balance at June 30, 2020	$3,272	$35,780,640	$82,712,737	$15,085,110	$589,388	$134,171,147
Common stock issued during year	0	0	0	0	0	0
Treasury shares acquired	(95)	(2,724,078)	0	0	0	(2,724,173)
Net income (loss) attributable to common shareholders	0	0	(2,446,706)	0	0	(2,446,706)
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	133,556	0	133,556
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	0	0
Gain attributable to noncontrolling interest	0	0	0	0	34,081	34,081
Balance at September 30, 2020	$3,177	$33,056,562	$80,266,031	$15,218,666	$623,469	$129,167,905

Nine Months Ended September 30, 2020	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity

Balance at December 31, 2019	$3,279	$36,012,401	$85,979,678	$8,977,914	$523,634	$131,496,906
Common stock issued during year	7	218,282	0	0	0	218,289
Treasury shares acquired	(109)	(3,174,121)	0	0	0	(3,174,230)
Net income (loss) attributable to common shareholders	0	0	(5,713,647)	0	0	(5,713,647)
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	6,240,752	0	6,240,752
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	0	0
Gain attributable to noncontrolling interest	0	0	0	0	99,835	99,835
Balance at September 30, 2020	$3,177	$33,056,562	$80,266,031	$15,218,666	$623,469	$129,167,905

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

Three Months Ended September 30, 2019	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity

Balance at June 30, 2019	$3,286	$36,253,067	$84,065,838	$7,057,702	$749,916	$128,129,809
Common stock issued during year	0	0	0	0	0	0
Treasury shares acquired	(9)	(287,914)	0	0	0	(287,923)
Net income attributable to common shareholders	0	0	(1,116,644)	0	0	(1,116,644)
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	2,540,294	0	2,540,294
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	(289,912)	(289,912)
Gain attributable to noncontrolling interest	0	0	0	0	32,795	32,795
Balance at September 30, 2019	$3,277	$35,965,153	$82,949,194	$9,597,996	$492,799	$129,008,419

Nine Months Ended September 30, 2019	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity

Balance at December 31, 2018	$3,296	$36,567,865	$69,708,901	$62,495	$734,153	$107,076,710
Common stock issued during year	7	246,527	0	0	0	246,534
Treasury shares acquired	(26)	(849,239)	0	0	0	(849,265)
Net income attributable to common shareholders	0	0	13,240,293	0	0	13,240,293
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	9,535,501	0	9,535,501
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	(535,662)	(535,662)
Gain attributable to noncontrolling interest	0	0	0	0	294,308	294,308
Balance at September 30, 2019	$3,277	$35,965,153	$82,949,194	$9,597,996	$492,799	$129,008,419

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(5,613,812)	$13,534,601
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	(87,559)	28,936
Realized investment gains, net	(10,708,155)	(10,143,014)
Unrealized trading (gains) losses included in income	(1,581)	0
Change in fair value of equity securities	14,016,065	(10,838,322)
Amortization of cost of insurance acquired	558,639	581,930
Depreciation	338,550	868,630
Stock-based compensation	218,289	246,534
Charges for mortality and administration of universal life and annuity products	(4,759,240)	(4,839,551)
Interest credited to account balances	3,014,030	3,068,614
Change in accrued investment income	431,837	375,806
Change in reinsurance receivables	122,415	460,659
Change in policy liabilities and accruals	(2,463,865)	(2,458,575)
Change in income taxes receivable (payable)	(458,729)	78,738
Change in other assets and liabilities, net	(3,373,186)	3,749,194
Net cash used in operating activities	(8,766,302)	(5,285,820)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	12,253,350	8,563,966
Equity securities	17,071,364	10,219,197
Mortgage loans	554,787	4,824,430
Real estate	8,513,461	11,620,038
Notes receivable	3,689,060	4,296,998
Policy loans	914,651	1,324,183
Short-term investments	10,500,000	0
Total proceeds from investments sold and matured	53,496,673	40,848,812
Cost of investments acquired:
Fixed maturities available for sale	(9,038,928)	(11,655,148)
Equity securities	(12,011,489)	(1,323,310)
Trading securities	5,584	(132,518)
Mortgage loans	(12,692,488)	(4,216,644)
Real estate	0	(1,729,000)
Notes receivable	(3,500,000)	(8,532,796)
Policy loans	(838,766)	(973,594)
Short-term investments	(7,890,228)	0
Total cost of investments acquired	(45,966,315)	(28,563,010)
Net cash provided by investing activities	7,530,358	12,285,802

Cash flows from financing activities:
Policyholder contract deposits	3,386,396	3,542,562
Policyholder contract withdrawals	(3,040,660)	(3,578,980)
Purchase of treasury stock	(3,174,230)	(849,265)
Non controlling contributions (distributions) of consolidated subsidiary	0	(535,662)
Net cash used in financing activities	(2,828,494)	(1,421,345)

Net increase (decrease) in cash and cash equivalents	(4,064,438)	5,578,637
Cash and cash equivalents at beginning of period	28,787,629	20,150,162
Cash and cash equivalents at end of period	$24,723,191	$25,728,799

See accompanying notes.

UTG, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2019, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  The Company’s results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other future period.

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

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At September 30, 2020, Mr. Correll owns or controls directly and indirectly approximately 64.95% of UTG’s outstanding stock.

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

Note 2 – Recently Issued Accounting Standards

During the nine months ended September 30, 2020, there were no additions to or changes in the critical accounting policies disclosed in the 2019 Form 10-K.

Note 3 – Investments

Available for Sale Securities – Fixed Maturity Securities

The Company’s insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in available for sale securities are summarized as follows:

September 30, 2020	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$44,789,865	$1,418,625	$0	$46,208,490
U.S. special revenue and assessments	14,356,937	1,487,743	0	15,844,680
All other corporate bonds	97,851,836	16,815,941	0	114,667,777
	$156,998,638	$19,722,309	$0	$176,720,947

December 31, 2019	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$35,761,440	$402,832	$(35,529)	$36,128,743
U.S. special revenue and assessments	14,371,263	832,100	0	15,203,363
All other corporate bonds	109,827,152	10,470,115	0	120,297,267
	$159,959,855	$11,705,047	$(35,529)	$171,629,373

The amortized cost and estimated market value of debt securities at September 30, 2020, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale September 30, 2020	Amortized Cost	Fair Value
Due in one year or less	$26,793,810	$27,113,305
Due after one year through five years	46,406,659	49,706,585
Due after five years through ten years	32,831,635	37,877,774
Due after ten years	24,192,862	28,870,286
Fixed maturities with no single maturity date	26,773,672	33,152,997
Total	$156,998,638	$176,720,947

The fair value of investments with sustained gross unrealized losses at September 30, 2020 and December 31, 2019 are as follows:

September 30, 2020	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
All other corporate bonds	$0	0	0	0	0	$0
Total fixed maturities	$0	0	0	0	0	$0

December 31, 2019	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$6,059,380	(35,529)	0	0	6,059,380	$(35,529)
Total fixed maturities	$6,059,380	(35,529)	0	0	6,059,380	$(35,529)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of September 30, 2020
Fixed maturities	0	0	0
As of December 31, 2019
Fixed maturities	3	0	3

Substantially all of the unrealized losses on fixed maturities at December 31, 2019 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of  September 30, 2020 and December 31, 2019.

Net Investment Gains (Losses)

The following table presents net investment gains (losses) and the change in net unrealized gains (losses) on investments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Realized gains:
Sales of fixed maturities	$0	$0	$403,215	$116,690
Sales of equity securities	884,559	3,738,333	9,500,176	6,504,246
Sales of real estate	869,756	20,000	869,756	3,796,850
Other	0	0	0	0
Total realized gains	1,754,315	3,758,333	10,773,147	10,417,786
Realized losses:
Sales of fixed maturities	0	(30,795)	(64,992)	(142,254)
Sales of equity securities	0	0	0	0
Sales of real estate	0	0	0	0
Other-than-temporary impairments	0	0	0	0
Other	0	0	0	(132,518)
Total realized losses	0	(30,795)	(64,992)	(274,772)
Net realized investment gains (losses)	1,754,315	3,727,538	10,708,155	10,143,014
Change in fair value of equity securities:
Change in fair value of equity securities held at the end of the period	(2,277,902)	(4,046,457)	(14,016,065)	10,838,322
Change in fair value of equity securities	(2,277,902)	(4,046,457)	(14,016,065)	10,838,322
Net investment gains (losses)	$(523,587)	$(318,919)	$(3,307,910)	$20,981,336
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$169,058	$3,184,769	$8,237,909	$12,044,690
Net increase (decrease)	$169,058	$3,184,769	$8,237,909	$12,044,690

The following table presents net gains (losses) and the change in net unrealized gains (losses) on equity securities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net gains (losses) recognized during the period on equity securities	$(1,393,343)	$(308,124)	$(4,515,889)	$17,342,568
Less: Net gains (losses) recognized during the period on equity securities sold during the period	884,559	3,738,333	9,500,176	6,504,246
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(2,277,902)	$(4,046,457)	$(14,016,065)	$10,838,322

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

The Company did not recognize any other-than-temporary impairments during the nine month periods ended September 30, 2020 or 2019.

Cost Method Investments

The Company held equity investments with an aggregate cost of $14,417,247 and $10,919,247 at September 30, 2020 and December 31, 2019, respectively.  These equity investments were not reported at fair value because it is not practicable to estimate their fair values due to insufficient information being available. Management did not identify any events or changes in circumstances that might have a significant adverse effect on the reported value of those investments.  Based on Management's evaluation of the expected cash flow of the investments, and the Company's ability and intent to hold the investments for a reasonable period of time, the Company does not deem an other-than-temporary impairment necessary at September 30, 2020.

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Condensed Consolidated Statements of Operations.  Trading securities include exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities are securities sold short. A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  The fair value of derivatives included in trading security assets and trading security liabilities as of September 30, 2020 was $0 and $(4,003), respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of  December 31, 2019 was $0 and $0, respectively.  Earnings from trading securities are classified in cash flows from operating activities. The derivatives held by the Company are for income generation purposes only.

Trading revenue charged to net investment income from trading securities was:

	Three Months Ended
	September 30,
	2020	2019
Net unrealized gains (losses)	$1,581	$0
Net realized gains (losses)	0	0
Net unrealized and realized gains (losses)	$1,581	$0

	Nine Months Ended
	September 30,
	2020	2019
Net unrealized gains (losses)	$1,581	$0
Net realized gains (losses)	0	0
Net unrealized and realized gains (losses)	$1,581	$0

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

During the nine months ended September 30, 2020 and 2019, the Company acquired $12,692,488 and $4,216,644 in mortgage loans, respectively.  FSNB services the majority of the Company’s mortgage loan portfolio.  The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

During 2020 and 2019, the maximum and minimum lending rates for mortgage loans were:

	2020		2019
	Maximum rate	Minimum rate	Maximum rate	Minimum rate
Farm Loans	5.00%	5.00%	5.00%	5.00%
Commercial Loans	7.50%	4.24%	7.50%	4.82%
Residential Loans	5.50%	5.50%	5.50%	5.50%

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

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The mortgage loan reserve was $0 at September 30, 2020 and December 31, 2019.

The following table summarizes the mortgage loan holdings of the Company for the periods ended:

	September 30, 2020	December 31, 2019
In good standing	$18,319,413	$8,223,286
Overdue interest over 90 days	2,072,640	0
Total mortgage loans	$20,392,053	$8,223,286

Investment Real Estate

Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of 3 to 30 years. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the nine month period ended September 30, 2020, no impairments were recognized on the investment real estate.
Note 4 - Fair Value Measurements of the Condensed Consolidated Financial Statements provides further information regarding the fair value of financial instruments that are not measured at fair value. The investment real estate owned by the Company is included in this portion of the Note 4 - Fair Value Measurements disclosure.

The following table provides an allocation of the Company's investment real estate by type:

	September 30, 2020	December 31, 2019
Raw land	$9,915,856	$16,089,540
Commercial	5,414,238	4,908,028
Residential	2,235,678	2,251,772
Land, minerals and royalty interests	18,855,855	21,094,896
Total investment real estate	$36,421,627	$44,344,236

The Company’s investment real estate portfolio includes ownership in oil and gas royalties. As of September 30, 2020 and December 31, 2019, investments in oil and gas royalties represented 52% and 44%, respectively, of the total investment real estate portfolio.  See Note 9 – Concentrations of Credit Risk of the Condensed Consolidated Financial Statements for additional information regarding the allocation of the oil and gas investment real estate holdings by industry type.

Gains and losses recognized on the disposition of the properties are recorded as realized gains and losses in the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2020 and 2019, the Company acquired $0 and $1,729,000 of investment real estate, respectively.

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. The valuation allowance as of  September 30, 2020 and December 31, 2019 was $0. Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status. During the nine months ended September 30, 2020 and 2019 the Company acquired  $3,500,000 and $8,532,796 of notes receivable, respectively.

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

Dung the nine months ended September 30, 2020 and 2019, the Company acquired $7,890,228 and $0, respectively, in short-term investments.

Note 4 – Fair Value Measurements

Fair Value Measurements on a Recurring Basis

Assets and liabilities recorded at fair value in the Condensed Consolidated Balance Sheets are measured and classified in accordance with a fair value hierarchy consisting of three levels based on the observability of valuation inputs:

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

September 30, 2020	Level 1	Level 2	Level 3	Net Asset Value	Total
Financial assets:
Fixed maturities available for sale:
U.S. Government and government agencies and authorities	$46,208,490	$0	$0	$0	$46,208,490
U.S. special revenue and assessments	0	15,844,680	0	0	15,844,680
Corporate securities	0	114,667,777	0	0	114,667,777
Total fixed maturities	46,208,490	130,512,457	0	0	176,720,947
Equity securities:
Common stocks	22,790,516	16,908,050	3,051,875	22,814,521	65,564,962
Preferred stocks	0	23,066	0	0	23,066
Total equity securities	22,790,516	16,931,116	3,051,875	22,814,521	65,588,028
Total financial assets	$68,999,006	$147,443,573	$3,051,875	$22,814,521	$242,308,975

Liabilities
Trading Securities	$(4,003)	$0	$0	$0	$(4,003)

December 31, 2019	Level 1	Level 2	Level 3	Net Asset Value	Total
Financial assets:
Fixed maturities available for sale:
U.S. Government and government agencies and authorities	$36,128,743	$0	$0	$0	$36,128,743
U.S. special revenue and assessments	0	15,203,363	0	0	15,203,363
Corporate securities	0	120,297,267	0	0	120,297,267
Total fixed maturities	36,128,743	135,500,630	0	0	171,629,373
Equity securities:
Common stocks	29,888,281	14,258,750	10,274,810	24,239,952	78,661,793
Total equity securities	29,888,281	14,258,750	10,274,810	24,239,952	78,661,793
Total financial assets	$66,017,024	$149,759,380	$10,274,810	$24,239,952	$250,291,166

The following is a description of the valuation techniques used the by Company to measure assets reported at fair value on a recurring basis. There have been no significant changes in the valuation techniques utilized by the Company for the nine months ended September 30, 2020.

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

Equity Securities at Fair Value

Equity securities consist of common stocks mainly in private equity investments, financial institutions and publicly traded corporations. Equity securities for which there is sufficient market data are categorized as Level 1 or 2 in the fair value hierarchy.  For the equity securities in which quoted market prices are not available, the Company uses industry standard pricing methodologies, including discounted cash flow models that may incorporate various inputs such as payment expectations, risk of the investment, market data, and health of the underlying company. The inputs are based upon Management's assumptions and available market information. When evidence is believed to support a change to the carrying value from the transaction price, adjustments are made to reflect the expected cash flows, material events and market data. These investments are included in Level 3 of the fair value hierarchy.

Equity Securities at Net Asset Value

Certain equity securities carried at fair value, which do not have readily determinable fair values, use net asset value (“NAV”) and are excluded from the fair value hierarchy. These investments are generally not readily redeemable by the investee. See Note 7 – Commitments and Contingencies for additional information regarding unfunded commitments.

Trading Securities

Trading securities are recorded at fair value. They are classified as Level 1 and utilize fair value measurements based upon quoted market prices.

Change in Level 3 Recurring Fair Value Measurements

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities.

	Fixed Maturities, Available for Sale	Equity Securities at Fair Value	Equity Securities at Net Asset Value	Total
Balance at December 31, 2019	$0	$10,274,810	$24,239,952	$34,514,762
Realized gains (losses)	0	6,284,302	0	6,284,302
Unrealized gains (losses)	0	(3,850,560)	(2,809,324)	(6,659,884)
Purchases	0	1,797,500	1,415,757	3,213,257
Sales	0	(11,454,177)	(31,864)	(11,486,041)
Balance at September 30, 2020	$0	$3,051,875	$22,814,521	$25,866,396

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above.  As a result, the unrealized gains (losses) on instruments held at September 30, 2020 and December 31, 2019 may include changes in fair value that were attributable to both observable and unobservable inputs.

Quantitative Information About Level 3 Fair Value Measurements

The following table presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments, and include only those instrument for which information about the inputs is reasonably available to the Company, such as data from independent third-party valuation service providers and from internal valuation models.

Financial Assets	Fair Value at September 30, 2020	Fair Value at December 31, 2019	Valuation Technique
Common stocks	$22,814,521	$24,239,952	Net Asset Value
Common stocks	3,051,875	10,274,810	Pricing Model
Total	$25,866,396	$34,514,762

Uncertainty of Fair Value Measurements

The significant unobservable inputs used in the determination of the fair value of assets classified as Level 3 have an inherent measurement uncertainty that if changed could result in higher or lower fair value measurements of these assets as of the reporting date.

Equity Securities at Fair Value

Fair market value for equity securities is derived based on unobservable inputs, such as projected normalized revenues and industry standard multiples of revenue for the equity securities valued using pricing model.  Significant increases (decreases) in either of those inputs in isolation would result in a significantly higher (lower) fair value measurement.

Investments in Certain Entities Carried at Fair Value Using Net Asset Value per Share

Investment Company	Fair Value at September 30, 2020	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Common Stocks
Growth Equity
Redeemable	$18,482,622	$0	Quarterly	45 days
Non-Reedemable	4,331,899	2,295,675	n/a	n/a
Total	$22,814,521	$2,295,675

Investment Company	Fair Value at September 30, 2019	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Common Stocks
Growth Equity
Redeemable	$21,270,734	$0	Quarterly	45 days
Non-Reedemable	2,969,218	163,750	n/a	n/a
Total	$24,239,952	$163,750

Fair Value Measurements on a Nonrecurring Basis

Certain assets are not carried at fair value on a recurring basis. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the Consolidated Financial Statements. The Company did not recognize any re-measurements or impairments of financial instruments at September 30, 2020 or December 31, 2019.

Fair Value Information About Financial Instruments Not Measured at Fair Value

Certain assets are not carried at fair value on a recurring basis. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the Consolidated Financial Statements.

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Carrying	Estimated
September 30, 2020	Amount	Fair Value	Level 1	Level 2	Level 3
Common stock, at cost	$5,860,000	5,860,000	0	0	5,860,000
Preferred stock, at cost	8,557,247	8,557,247	0	0	8,557,247
Mortgage loans on real estate	20,392,053	20,614,085	0	0	20,614,085
Investment real estate	36,421,627	81,351,608	0	0	81,351,608
Notes receivable	19,298,398	22,380,946	0	0	22,380,946
Policy loans	8,727,991	8,727,991	0	0	8,727,991

	Carrying	Estimated
December 31, 2019	Amount	Fair Value	Level 1	Level 2	Level 3
Common stock, at cost	$7,875,145	7,875,145	0	0	7,875,145
Preferred stock, at cost	3,044,102	3,044,102	0	0	3,044,102
Mortgage loans on real estate	8,223,286	7,531,094	0	0	7,531,094
Investment real estate	44,344,236	88,483,424	0	0	88,483,424
Notes receivable	19,487,458	19,332,472	0	0	19,332,472
Policy loans	8,803,876	8,803,876	0	0	8,803,876

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

Note 5 – Credit Arrangements

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2019	Borrowings	Repayments	September 30, 2020
Lines of Credit:
UTG	11/20/2013	11/20/2020	$8,000,000	0	0	0	0
UG	6/2/2015	5/7/2021	10,000,000	0	0	0	0

The UTG line of credit carries interest at a fixed rate of  4.040% and is payable monthly. As collateral, UTG has pledged 100% of the  common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company.

During May of 2020, the Federal Home Loan Bank approved UG’s Cash Management Advance Application (“CMA”). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $12,617,556.

Note 6 – Shareholders’ Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock.  At a meeting of the Board of Directors in September of 2020, the Board of Directors of UTG authorized the repurchase of up to an additional $1.5 million of UTG's common stock, for a total  repurchase of up to $20 million of UTG's common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During the nine months ended September 30, 2020, the Company repurchased 107,822 shares through the stock repurchase program for $3,174,230. Through September 30, 2020, UTG has spent $17,947,326 in the acquisition of 1,277,180 shares under this program.

During 2020, the Company issued 6,664 shares of stock to management and employees as compensation at a cost of $218,289. These awards are determined at the discretion of the Board of Directors.

During the third quarter of 2020, the Company purchased 88,341 shares from Cumberland Lake Shell, Inc at a price of $29 per share for a total cost of $2,561,889. This single transaction represented a majority of the third quarter activity related to the share repurchase program.

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  For the nine months ended September 30, 2020 and 2019, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

The following table represents the total funding commitments and the unfunded commitment as of September 30, 2020 related to certain investments:

	Total Funding Commitment	Unfunded Commitment
RLF III, LLC	$4,000,000	$398,120
Sovereign’s Capital, LP Fund I	500,000	20,000
Sovereign's Capital, LP Fund II	1,000,000	158,596
Sovereign's Capital, LP Fund III	3,000,000	2,137,079
Macritchie Storage II, LP	7,000,750	1,840,485
Garden City Companies, LLC	2,000,000	1,956,688
Carrizo Springs Music, LLC	2,500,000	1,115,000
Modern Distributors, Inc.	7,200,000	3,700,000

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

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	September 30,
	2020	2019
Interest	$0	$0
Federal income tax	419,000	0

	Nine Months Ended
	September 30,
	2020	2019
Interest	$0	$0
Federal income tax	2,529,000	1,106,000

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

Because UTG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of September 30, 2020 and 2019 , approximately 55% and 56%, respectively, of the Company’s total direct premium was collected from Illinois, Ohio, Texas and West Virginia. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 20% of total life insurance in force at September 30, 2020 and  December 31, 2019.  Insurance ceded represented 37%  of premium income for the nine months ended September 30, 2020 and 2019. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

The Company owns a variety of investments associated with the oil and gas industry. These investments represent approximately 17% and 25% of the Company's total invested assets as of September 30, 2020 and December 31, 2019, respectively. The following table provides an allocation of the oil and gas investments by type.

	September 30, 2020	December 31, 2019
Land, mineral, and royalty interests	$57,246,945	$80,182,100
Transportation	0	3,812,565
Exploration	1,258,750	2,824,810
Total	$58,505,695	$86,819,475

The Company’s results of operations and financial condition have in the past been, and may in the future be, adversely affected by the degree of certain industry specific concentrations in the Company’s investment portfolio. The Company has significant exposure to investments associated with the oil and gas industry. Events or developments that have a negative effect on the oil and gas industry may adversely affect the valuation of our investments in this specific industry. The Company’s ability to sell its investments associated with the oil and gas industry may be limited.

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

Overview

UTG, Inc., a Delaware corporation, is a life insurance holding company.  The Company's dominant business is individual life insurance, which includes the servicing of existing insurance policies in force, the acquisition of other companies in the life insurance business and the administration and processing of life insurance business for other entities.  The Company's focus for the future is the servicing of the existing insurance policies in force.

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

During the nine months ended September 30, 2020, there were no additions to or changes in the critical accounting policies disclosed in the 2019 Form 10-K.

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

On a consolidated basis, the Company reported a net loss attributable to common shareholders’ of approximately $(5.7) million for the nine-month period ended September 30, 2020 and a net loss attributable to common shareholders’ of approximately $(2.4) million for the three-month period ended September 30, 2020.  For the nine-month period ended September 30, 2019, the Company reported net income attributable to common shareholders’ of approximately $13.2 million and a net loss attributable to common shareholders’ of approximately $(1.1) million for the three-month period ended September 30, 2019.

Revenues

The Company reported total revenues of approximately $9.9 million for the nine months ended September 30, 2020, a decrease of approximately $25.2 million as compared to the same period in 2019. The variance in total revenues from the prior year to the current year is mainly attributable to the change in the fair value of equity securities between periods.  The Company reported total revenues of approximately $3.3 million for the three months ended September 30, 2020, a decrease of approximately $954,000 as compared to the three-month period ended September 30, 2019.  For the quarter, the fluctuations are also largely related to the change in the fair value of equity securities between the periods that is reported as a component of total revenue on the Condensed Consolidated Statements of Operations.

The Company reported revenue before net investment gains of approximately $13.2 million and $14.2 million for the nine months ended September 30, 2020 and 2019, respectively. Revenue before net investment gains decreased only slightly when comparing the current year and prior year results and is due to minor decreases in premium and policy fee revenue and net investment income. For the three months ended September 30, 2020, the Company reported revenue before net investment gains and losses of $3.9 million, down from $4.6 million from the same period in 2019.

Premium and policy fee revenues, net of reinsurance, are down 10% for the three months ended September 30, 2020 compared to the same period in 2019. For the nine months ended September 30, 2020, premium and policy fee revenues, net of reinsurance are down 8% compared to 2019. Premium and policy fee revenues, net of reinsurance, represented 37% of the Company’s revenues before net investment gains (losses) as of September 30, 2020 and 2019, respectively. The decline in premiums is not unusual as the Company is not actively marketing new business.

The following table summarizes our investment performance.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net investment income	$2,231,360	$2,818,669	$8,083,200	$8,632,402
Net investment gains (losses)	$(523,587)	$(318,919)	$(3,307,910)	$20,981,336
Change in net unrealized investment gains (losses) on available-for-sale securities, pre-tax	$169,058	$3,184,769	$8,237,909	$12,044,690

The Company reported total net investment losses of approximately $(524,000) and $(3.3) million for the three- and nine-month periods ended September 30, 2020, respectively. For the three- and nine-month periods ended September 30, 2020, the Company reported approximately $1.8 million and $10.7 million, respectively, in net realized investment gains comprised mainly from the sale of equity securities.

During 2019, the Company received an offer to purchase investments in certain music royalties held in the form of equity investments.  As a result of this event, the Company elected to change its valuation methodology from using discounted cash flow models to estimate fair value to marking the investment to the offer price to estimate the fair value. The change in methodology resulted in recording an unrealized gain on investment of approximately $3.3 million during the year ended December 31, 2019.  The investments were then sold during the first quarter of 2020. The Company recognized a gain of approximately $6.3 million on the sale.

The Company also sold equity securities in the area of oil & gas that resulted in a realized gain of $3.2 million during second quarter 2020.

In addition, in the total net investment gains are unrealized gains (losses) related to the change in the fair value of equity securities. The Company reported unrealized equity gains (losses) of $(2.3) million and $(14) million for the three and nine-months ended September 30, 2020, respectively. For the three and nine-months ended September 30, 2019, the Company reported $(4.1) million and $10.8 million, respectively.

The Company holds certain investments that have been negatively impacted by ongoing market reactions to the pandemic.  These investments primarily relate to marketable equity securities, particularly in the area of oil and gas.  The drop in the markets in March, resulted in an estimated unrealized losses of approximately $(24.7) million for the three months ending March 31, 2020.  Since the end of the first quarter 2020, the Company experienced a partial rebound on these investments of approximately $11 million in unrealized gains.

The Company recognized and disclosed in prior filings that a pullback in the stock market, particularly in the oil and gas arena, could slow these gains or even result in future-period unrealized losses. Management believes these equity investments continue to be solid investments for the Company and have further growth potential. However, current market conditions remain volatile and Management anticipates the Company will continue experience significant fluctuations in this line item in future periods.

The following table reflects net investment income of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Fixed maturities available for sale	$1,301,923	$1,445,341	$4,023,342	$4,371,895
Equity securities	238,082	287,462	1,182,308	1,256,794
Trading securities	1,581	-	1,581	-
Mortgage loans	147,202	83,528	392,286	369,132
Real estate	563,306	881,705	2,805,810	2,141,339
Notes receivable	244,473	485,288	783,406	1,435,947
Policy loans	139,602	149,979	444,280	460,995
Cash and cash equivalents	284	(1,407)	53,458	2,815
Short-term	38,429	59,980	141,509	143,620
Total consolidated investment income	2,674,882	3,391,876	9,827,980	10,182,537
Investment expenses	(443,522)	(573,207)	(1,744,780)	(1,550,135)
Consolidated net investment income	$2,231,360	$2,818,669	$8,083,200	$8,632,402

Net investment income represented 61% of the Company’s revenue before net investment gains (losses) as of September 30, 2020 and 2019, respectively.  The Company reported net investment income of approximately $8.1 million for the nine-month period ended September 30, 2020, comparable to 2019 net investment income.  For the three month period ended September 30, 2020, net investment income decreased approximately 21%, compared to the same quarter in 2019.  When comparing the three and nine months ended September 30, 2020 and 2019, income from investing activities was comparable in the majority of the investment categories, with the largest variance being found in the real estate and notes receivable categories.

Earnings from the real estate portfolio are expected to vary depending on the activities of the subsidiaries and the potential distributions that will occur. For the nine-months ended September 30, 2020, real estate earnings were up approximately 31% compared to the same period in 2019. Excluding a one-time event that resulted in $1.2 million in earnings during second quarter 2020, real estate income is lower compared to that of 2019.

For the nine-months ended September 30, 2020, notes receivable income is down 45% compared to September 30, 2019. The decrease is a result of fewer average outstanding notes receivable, and consequently, a reduction in interest income.

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

Expenses

The Company reported total benefits and other expenses of approximately $17.2 million for the nine month period ended September 30, 2020, a decrease of approximately 4% from the same period in 2019.  For the three month period ended September 30, 2020, total benefits and other expenses increased approximately 9%, compared to the same quarter in 2019.  Benefits, claims and settlement expenses represented approximately 58% and 61% of the Company’s total expenses for the three and nine months ended September 30, 2020, respectively.  The other major expense category of the Company is operating expenses, which represented approximately 39% and 36% of the Company’s total expenses for the three and nine month periods ended September 30, 2020, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims, decreased approximately 9% in the nine month period ended September 30, 2020, compared to the same period in 2019.  For the three months ended September 30, 2020, life benefits, claims and settlement expenses, net of reinsurance benefits and claims are comparable to that of the same quarter in 2019. Overall, the decrease is not considered unusual by Management as fluctuations in mortality are to be expected.

Net amortization of cost of insurance acquired decreased 4% during the three month and nine month periods ended September 30, 2020 compared to the same period in 2019.  Cost of insurance acquired is established when an insurance company is acquired or when the Company acquires a block of in-force business.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The Company utilizes a 12% discount rate on the remaining unamortized business.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.  This expense is expected to decrease, unless the Company acquires a new block of business.

Operating expenses increased by 32% for the three-month period ended September 30, 2020 compared to that of the same period in 2019. For the nine-months ended September 30, 2020 operating expenses increased by 6% compared to that of the same period in 2019. Charitable contributions are primarily the reason for the increase during the quarter and year-to-date. Charitable contributions are a function of the Company’s taxable earnings. UTG has a strong philanthropic program and the Company generally allocates a portion of its earnings to be used for its philanthropic efforts primarily targeted to Christ-centered organizations or organizations that help the weak or poor. Charitable contributions made by the Company are expected to vary from year to year depending on the earnings of the Company. Otherwise, expenses were comparable in the remainder of the major expense categories.

Management continues to place significant emphasis on expense monitoring and cost containment. Maintaining administrative efficiencies directly affects net income.

Financial Condition

Investment Information

Investments represent approximately 85% and 84% of total assets at September 30, 2020 and December 31, 2019, respectively. Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments that it is permitted to make and the amount of funds that may be used for any one type of investment.  Considering these statutes and regulations, the majority of the Company’s investment portfolio is invested in a diverse set of securities.

As of September 30, 2020, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market, with changes in market value charged directly to shareholders' equity.  Changes in the market value of available for sale securities resulted in net unrealized gains of $169,000 and $8.2 million for the three and nine-month periods ended September 30, 2020, respectively. The variance in the net unrealized gains and losses is the result of normal market fluctuations and lower interest rates.

Capital Resources

Total shareholders’ equity decreased by approximately 2% as of September 30, 2020 compared to December 31, 2019. The decrease is largely attributable to the net loss of $(5.7) million and the net decrease of additional paid-in capital of $(3.0) million for the nine-months ended September 30, 2020. However, the decrease was offset by the increase in accumulated other comprehensive income of $6.2 million, resulting in a net decrease of $(2.3) million.

The Company’s investments are predominately in fixed maturity investments such as bonds. The Company carries all of its fixed maturity holdings as available for sale, which are reported in the Condensed Consolidated Financial Statements at their market value.

During the third quarter of 2020, the Company purchased 88,341 shares from Cumberland Lake Shell, Inc. at a price of $29 per share for a total cost of $2,561,889. This single transaction represented a majority of the third quarter activity related to the share repurchase program. Note 6 – Shareholders’ Equity provides additional information regarding the Company’s stock repurchase program.

Liquidity

The Company has two principal needs for cash - the insurance company’s contractual obligations to policyholders and the payment of operating expenses.  Cash and cash equivalents represented 6% and 7% of total assets as of September 30, 2020 and December 31, 2019, respectively.  Fixed maturities, as a percentage of total assets, were approximately 43% and 41% as of September 30, 2020 and December 31, 2019, respectively.

The Company currently has access to funds for operating liquidity.  UTG has an $8,000,000 revolving credit note with Illinois National Bank.  At September 30, 2020, the Company had no outstanding borrowings against the UTG line of credit. UG has a $10 million line of credit with the Federal Home Loan Bank. At September 30, 2020, the Company had no outstanding borrowings against the UG line of credit.

Future policy benefits are primarily long-term in nature and therefore, the Company's investments are predominantly long-term and provide sufficient return to cover these obligations. Many of the Company's products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds.

Net cash used in operating activities was approximately $8.8 million and $5.3 million for the nine-months ended September 30, 2020 and 2019, respectively. The difference between periods is largely a result of change in the deferred income taxes. Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline.  Management anticipates future cash flows from operations to remain similar to historic trends.

Net cash provided by investing activities was approximately $7.5 million and $12.3 million for the nine-month period ended September 30, 2020 and 2019, respectively. The net cash provided by investing activities is expected to vary from quarter to quarter depending on market conditions and management’s ability to find and negotiate favorable investment arrangements.

UTG is a holding Company that has no day-to-day operations of its own.  Funds required to meet its expenses and general costs associated with maintaining the Company in good standing with states in which it does business are primarily provided by its subsidiaries.  On a parent only basis, UTG's cash flow is dependent on Management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  At September 30, 2020, substantially all of the consolidated shareholders’ equity represented net assets of its subsidiary.  The Company's insurance subsidiary has maintained adequate statutory capital and surplus.  The payment of cash dividends to shareholders by UTG is not legally restricted.  However, the state insurance department regulates insurance Company dividend payments where the Company is domiciled.  No dividends were paid to shareholders in 2019 or the nine months ended September 30, 2020.

UG is an Ohio domiciled insurance company, which requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory net income or b) 10% of statutory capital and surplus.  For the year ended December 31, 2019, UG had statutory net income of approximately $8.3 million.  At December 31, 2019 UG’s statutory capital and surplus amounted to approximately $66 million.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  During 2019, UG paid UTG ordinary dividends of $6 million.  During the second quarter of 2020, UG paid UTG an ordinary dividend of $1 million and another $2 million dividend in the third quarter. UTG used the dividends received during 2019 and 2020 to purchase outstanding shares of UTG stock and for general operations of the Company.

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

UTG, INC.
(Registrant)

Date:	November 13, 2020	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	November 13, 2020	By	/s/ Theodore C. Miller
Theodore C. Miller
Senior Vice President and Chief Financial Officer