Form 10-K
period 2020-12-31
UTG INC
filed 2021-03-25
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer ☐Accelerated filer ☐
Non accelerated filer ☐  Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐    No ☒

As of June 30, 2020, shares of the Registrant’s common stock held by non-affiliates (based upon the price of the last sale of $29.00 per share), had an aggregate market value of approximately $28,210,707.

At January 31, 2021 the Registrant had 3,174,936 outstanding shares of common stock, stated value $.001 per share.

Documents incorporated by reference: None
UTG, Inc.
Form 10-K
Year Ended December 31, 2020

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

PART I

Item 1. Business

General

The Holding Company - UTG, Inc. (the "Registrant", “Company” or “UTG”) is an insurance holding company incorporated in the state of Delaware in 2005 and headquartered in Stanford, KY. The Company’s principal subsidiary is Universal Guaranty Life Insurance Company (“UG”). The Registrant and its primary subsidiary have only one significant segment, insurance.

The holding company has no significant business operations of its own and relies on fees, dividends and other distributions from its operating subsidiary as the principal source of cash flows to meet its obligations.  The Company may explore supplemental sources of income in the future. The cash outlays of the Company mainly consist of operational costs and the costs of repurchasing Company common stock.

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC, a Kentucky corporation, (“FSF”) and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At December 31, 2020, Mr. Correll owns or controls directly and indirectly approximately 65% of UTG’s outstanding stock.

At December 31, 2020, the Company had consolidated assets of $419 million, consolidated liabilities of $282 million and total shareholders’ equity of $137 million. The Company’s consolidated liabilities include policyholder liabilities and accruals of $263 million.

The Company’s principal executive office is located at 205 North Depot Street, Stanford, Kentucky 40484. The Company’s telephone number is 217-241-6300.

The Insurance Company - Universal Guaranty Life Insurance Company is an Ohio domiciled life insurance company and is licensed in 37 states.  The Company’s dominant business is individual life insurance, which includes the servicing of existing insurance business in-force, the acquisition of other companies in the insurance business, and the administration processing of life insurance business for other entities. The Insurance Company’s operations are conducted through its administrative offices located in Stanford, Kentucky and Springfield, Illinois.

UG has several wholly owned and majority-owned subsidiaries.  The subsidiaries were formed to hold certain real estate and other investments.  The investments were placed into the limited liability companies and partnerships to provide additional protection to the policyholders and to UG.

Reinsurance - As is customary in the insurance industry, the insurance subsidiary cedes insurance to, and assumes insurance from, other insurance companies under reinsurance agreements.  Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk.  The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it.  However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies.  The Company sets a limit on the amount of insurance retained on the life of any one person.  The Company will not retain more than $125,000, including accidental death benefits, on any one life.

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

Reserves - The applicable insurance laws under which the insurance subsidiary operates require that the insurance company report policy reserves as liabilities to meet future obligations on the policies in-force.  These reserves are the amounts which, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated in accordance with applicable laws to be sufficient to meet the various policy and contract obligations as they mature.  These laws specify that the reserves shall not be less than reserves calculated using certain mortality tables and interest rates.

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

Business Strategy

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

Business Concentrations

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

Because UG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of December 31, 2020 and 2019, approximately 56% of the Company’s total direct premium was collected from Illinois, Ohio, Texas and West Virginia. Thus, results of operations are heavily dependent upon the strength of these economies.

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

The Company owns a variety of investments associated with the oil and gas industry.  These investments represented approximately 20% and 25% of the Company’s total invested assets at December 31, 2020 and 2019, respectively.

The Company's investment real estate portfolio includes ownership in oil and gas royalties. As of December 31, 2020 and 2019, investments in oil and gas royalties represented 48% and 44%, respectively, of the total investment real estate portfolio.

See Note 13 - Concentrations of the Consolidated Financial Statements for additional disclosures regarding concentrations that have been identified by the Company.

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

The Company performs administrative work as a third-party administrator (“TPA”) for unaffiliated life insurance companies.  The Company provides TPA services to insurance companies seeking business process outsourcing solutions. Revenue generated from TPA services is considered insignificant to the overall financial statements.

Human Capital

As of December 31, 2020, UTG and its subsidiaries had 35 full-time employees located in Kentucky and Illinois.  These individuals are further supported by certain employees of First Southern National Bank (an affiliate entity) through a shared services arrangement.  Under this arrangement, the two entities utilize the services of the other’s staff in certain instances for the betterment of both entities.  Personnel within departments such as accounting, human resources and information technology are shared between the entities.  UTG’s operations are headquartered in Stanford, Kentucky. The Company respects, values and invites diversity in our team members, customers, suppliers, and community.  We seek to recognize the unique contribution each individual brings to our Company, and we are fully committed to supporting a rich culture of diversity as a cornerstone to our success.  The Company strives to attract, develop, and retain talented individuals.  To attract such individuals, we provide professional and personal development opportunities to team members. In addition, we seek to improve retention, development, and job satisfaction of team members from diverse groups by providing career skills training, peer mentoring and opportunities to interact with senior leaders.  We encourage our team members to take initiative, accept challenges and achieve goals, all of which enables our team to work efficiently while providing excellent customer service which supports the Company’s strong performance.

UTG offers competitive compensation and benefits.  Our pay for performance compensation philosophy is designed to reward employees for achievement and to align employee interests with the Company’s long-term growth.  The Company’s benefits program includes healthcare, wellness initiatives, retirement offerings and paid time off.

Workplace health and safety is a vital aspect of running our business.  We believe that safety must always be an integral part of any function or service performed, and the protection of our employees and visitors is our utmost priority.  We have a business continuity plan in place that allows us to respond to threats to our health and safety, while ensuring that we can continue to provide quality service to our clients and shareholders at all times.  During the COVID-19 pandemic that erupted in early 2020, we adopted a work-from-home model for many of our employees to safeguard their health and safety without a disruption to customer service.

Code of Ethics

The Board of Directors has adopted a code of ethics for directors, officers, and financial personnel.

Regulation

Holding Company - States have enacted legislation requiring registration and periodic reporting by insurance companies domiciled within their respective jurisdictions that control or are controlled by other corporations so as to constitute a holding company system. Insurance holding company system statutes and regulations impose various limitations on investments in subsidiaries and may require prior regulatory approval for material transactions between insurers and affiliates and for the payment of certain dividends and other distributions.

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

Statutory Restrictions – Restrictions exist on the flow of funds to UTG from its insurance subsidiary.  Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. UG is required to maintain minimum statutory surplus of $2,500,000. At December 31, 2020, substantially all of the consolidated shareholders' equity represents net assets of UTG’s subsidiaries.

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

Stock Repurchase Program

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. At a meeting of the Board of Directors in September of 2020, the Board of Directors of UTG authorized the repurchase of up to an additional $1.5 million of UTG's common stock, for a total repurchase of $20 million of UTG's common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2020, the Company repurchased 112,907 shares through the stock repurchase program for $3,313,154. Through December 31, 2020, UTG has spent $18,086,249 in the acquisition of 1,282,265 shares under this program.

Transactions with Affiliates

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

Note 11 – Related Party Transactions of the Consolidated Financial Statements provides disclosures regarding transactions with related partis.

Anti-Money Laundering Laws

A series of laws and regulations beginning with the Bank Secrecy Act of 1970 require financial institutions to prevent, detect, and report illicit or illegal financial activities to the federal government to prevent money laundering, international drug trafficking, and terrorism. Under the US PATRIOT Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships, requirements regarding the Customer Identification Program, as well as enhanced due diligence and “know your customer” standards in their dealings with high risk customer, foreign financial institutions, and foreign individuals and entities. These rules also mandate a variety of record keeping, reporting and employee training requirements.

Data Security

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of systems and networks and the confidentiality, availability and integrity of data.  Although the Company makes efforts to maintain the security and integrity of the networks and systems, there can be no assurance that the security efforts will be effective or that attempted security breaches or disruptions would not be successful or damaging.  In the event a security breach or failure results in the disclosure of sensitive third-party data or the transmission of harmful/malicious code to third parties, the Company could be subject to liability claims.  Depending on their nature and scope, such threats also could potentially lead to improper use of our systems and networks, manipulation and destruction of data, loss of trade secrets, system downtimes and operational disruptions, which in turn, could adversely affect our reputation, competitiveness and results of operations.

Available Information

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those report with the Securities and Exchange Commission (“SEC”) pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934.

The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC on its website at www.sec.gov. The Company’s website is www.utgins.com.

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

	2020		2019

Period	High	Low	High	Low

First quarter	35.50	29.00	30.50	30.10
Second quarter	33.00	27.00	34.00	29.36
Third quarter	36.00	27.00	33.01	30.01
Fourth quarter	28.00	25.00	39.80	33.25

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

As of January 31, 2021 there were 4,728 record holders of UTG common stock.

Purchases of Equity Securities

The following table provides information with respect to purchases we made of our common stock during the three months ended December 31, 2020 and total repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
Oct. 1 through Oct. 31, 2020	1,540	$28.14	1,540	N/A	$1,994,943
Nov. 1 through Nov. 30, 2020	2,255	$27.00	2,255	N/A	$1,934,058
Dec. 1 through Dec. 31, 2020	1,290	$26.91	1,290	N/A	$1,899,351
Total	5,085		5,085

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. At a meeting of the Board of Directors in September of 2020, the Board of Directors of UTG authorized the repurchase of up to an additional $1.5 million of UTG’s common stock, for a total repurchase of $20 million of UTG's common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2020, the Company repurchased 112,907 shares through the stock repurchase program for $3,313,154. Through December 31, 2020, UTG has spent $18,086,249 in the acquisition of 1,282,265 shares under this program.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s discussion and analysis of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively with the Parent, the “Company”) for the years ended December 31, 2020 and 2019. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

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

Valuation of Securities – The Company’s investment portfolio consists of fixed maturities, equity securities, trading securities, mortgage loans, notes receivable and real estate to provide funding of future policy contractual obligations.  The Company’s fixed maturities are classified as available-for-sale.  Available-for-sale fixed maturity investments are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.

Equity securities reported at fair value, which include common and preferred stocks, are reported at fair value with unrealized gains and losses reported as a component of net income (loss).

Equity securities reported at cost are reported at their cost basis, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

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

Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line-basis for financial reporting purposes using estimated useful lives of 3 to 30 years. The Company periodically reviews its real estate held-for-investment for impairment and test for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. Real estate for which the Company commits to a plan to sell within one year and actively markets in its current condition, for a reasonable price, in comparison to its estimated fair value, is classified as held-for-sale. Real estate held-for-sale is stated at lower of depreciated cost or estimated fair value less expected disposition costs and is not depreciated.

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

Results of Operations

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions in the U.S. and globally, accelerating during the first half of March, as federal, state, and local governments reacted to the public health crisis, creating significant uncertainties in the U.S. economy. The Company has not experienced a slow-down in activities, however government restrictions and client imposed delays are evaluated regularly and this could change. While the disruption is expected to be temporary, there continues to be uncertainty around the duration or effects of resurgence of the virus. The Company cannot at this time predict the ultimate impact the pandemic will have on its results of operations, financial position, liquidity, or capital resources, but such impact could be material.

On a consolidated basis, the Company had net income attributable to common shareholders of approximately $2.1 million and $16.3 million in 2020 and 2019, respectively.  In 2020, income before income taxes was approximately $2.6 million compared to $20.2 million in 2019.  Total revenue were approximately $27.3 million in 2020 and $44.2 million in 2019.

One-time events, primarily reflected in realized gains, comprise a substantial portion of the net income and revenue reported by the Company during 2020 and 2019.  The magnitude of realized investment gains and losses in a given year is a function of the timing of trades of investments relative to the markets themselves as well as the recognition of any impairments on investments.  Future earnings will be significantly negatively impacted should earnings from these one-time items not be realizable in a future period.  While Management believes there remain additional investments with such one-time earnings, when or if realized remains uncertain.

Total benefits and other expenses paid in 2020 were approximately $24.7 million compared to $24 million in 2019.

Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, declined approximately 8% when comparing 2020 to 2019.  The Company writes very little new business. Unless the Company acquires a new company or a block of in-force business, Management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience. The Company’s average persistency rate for all policies in-force for 2020 and 2019 was approximately 98% and 96.6%, respectively.  Persistency is a measure of insurance in-force retained in relation to the previous year.

The following table summarizes the Company's investment performance for the years ended December 31:

	2020	2019
Net investment income	$9,528,948	$11,183,128
Net realized investment gains	4,645,699	7,598,048
Change in fair value of equity securities	6,208,148	18,611,248

The following table reflects net investment income of the Company for the years ended December 31:

	2020	2019
Fixed maturities	$5,309,028	$5,854,031
Equity securities	1,754,958	1,543,904
Trading securities	2,921	(132,518)
Mortgage loans	709,604	479,841
Real estate	2,212,851	2,934,666
Notes receivable	1,233,148	1,848,314
Policy loans	599,897	607,537
Cash and cash equivalents	53,880	137,372
Short-term	167,599	38,545
Total consolidated investment income	12,043,886	13,311,692
Investment expenses	(2,514,938)	(2,128,564)
Consolidated net investment income	$9,528,948	$11,183,128

Net investment income represented approximately 35% and 25% of the Company's total revenues as of December 31, 2020 and 2019, respectively. When comparing current and prior year results, net investment income was comparable in a majority of the investment categories. Investment income earned by the fixed maturities, equity securities, and real estate investment portfolios represented approximately 77% and 78% of the total consolidated investment income for the years ended December 31, 2020 and 2019, respectively.

In March 2020, with the onset of the pandemic in America, financial markets became jittery experiencing a significant drop in the major market indices.  In response, the Federal Reserve dropped interest rates to near zero.  This action resulted in a drop in all other interest rates in the marketplace.  While this increased the fair value of the Company’s current fixed income holdings, it made finding investments to acquire with any type of historic yield nearly impossible.  The stock markets have experienced a rebound since that time; however, interest rates remain at historic low levels with short term rates at or near zero.  Longer term bonds have experienced rate increases later in 2020 and into early 2021, but still remain below recent historic rates. Should rates remain at these levels, it will become increasingly more difficult for the Company to maintain its historic net investment income levels as existing investments mature and are replaced with lower yielding investments.

Income from the fixed maturities investment portfolio represented 44% of the total consolidated investment income for the years ended December 31, 2020 and 2019. When comparing earnings from the fixed maturities portfolio for the years ended December 31, 2020 and 2019 income was down approximately 9% or $545,000. Fixed maturities continue to represent the largest investment type and asset class owned by the company. As of December 31, 2020 and 2019, fixed maturities represented 48% and 49%, respectively, of the total investments owned by the Company.

Earnings from the equity securities investment portfolio represented approximately 15% and 12% of the total consolidated investment income report by the Company during 2020 and 2019, respectively. Income from the equity securities portfolio was up approximately 14% or $211,000 when comparing 2020 and 2019 results.

The earnings reported by the real estate investment portfolio represented 18% and 22% of the total consolidated investment income reported by the Company during 2020 and 2019, respectively. Earnings from the real estate investment portfolio were down approximately 25% or $722,00 when comparing 2020 and 2019 results.  The earnings from the real estate investment portfolio are expected to vary depending on the real estate activities and the potential distributions that may occur. The real estate investment portfolio represents 11% and 13% of the total investment portfolio as of December 31, 2020 and 2019, respectively.

The following table reflects net realized investment gains (losses) for the years ended December 31:

	2020	2019
Fixed maturities available for sale	$703,519	$189,070
Equity securities	(405,525)	3,479,783
Real estate	4,347,705	3,929,195
Fixed maturities available for sale – OTTI	0	(650,956)
Consolidated net realized investment gains	4,645,699	6,947,092
Change in fair value of equity securities	6,208,148	18,611,248
Net investment gains	$10,853,847	$25,558,340

Realized investment gains are the result of one-time events and are expected to vary from year to year.

The sales of fixed maturities available for sale produced net realized gains of approximately $704,000 in 2020 and $189,000 in 2019. The 2019 gains were offset by the recognition of an other-than-temporary impairment of $650,956. The other-than-temporary impairment were taken as a result of Management’s assessment and consideration of the length of time the security had remained in an unrealized loss position and as a result of management’s analysis and determination of value.  The investment was written down to better reflect its current estimated fair value. The gains and losses from the sales of fixed maturity investments are expected to vary from year to year depending on market conditions and Management's analysis of the portfolio holdings.

The 2020 real estate gains are the result of the sales of real estate in Alabama, Florida and Georgia. The sale of the property in Alabama produced a gain of approximately $2 million and represented approximately 45% of the net investment gains from real estate. The Company sold three real estate parcels located in Georgia that produced gains of approximately $2.2 million and represented 51% of the net investment gains from real estate.

The 2019 real estate gains are the result of the sales of real estate in California, Florida, Kentucky, Tennessee, and Texas. The sale of the real estate located in Florida produced a realized gain of approximately $1.7 million and represented approximately 42% of the net investment gains from real estate. The Company sold real estate located in Tennessee that produced a realized gain of approximately $1.1 million and represented approximately 28% of the net investment gains from real estate.

Realized gains and losses from equity securities represent the difference between the fair value at the beginning of the reporting period and the fair value at the time of sale. The Company reported net realized losses of approximately $(406,000) in 2020 from the sales of equity securities. During 2020, the Company sold seven equity securities that produced gross realized gains of approximately $2.6 million. The gross gains were offset by the sale of three equity securities that produced gross realized losses of approximately $3 million.

The sale of three equity securities represents approximately $2.5 million of the gross realized investment gains from equity securities during 2020. The sale of these securities was first disclosed in the MD&A of the Company's Form 10-K filing for the year ended December 31, 2019. The Company disclosed that we received an offer to purchase investments in certain music royalties held in the form of equity securities. We continued to report on these transactions in MD&A of  Company's 2020 quarterly Form 10-Q filings. The reported gain changed throughout 2020 as additional proceeds were received. The sales agreements contained holdback provisions for a portion of the sales price. Under the terms of the holdback, certain performance results must be achieved during 2020 to release additional sales proceeds to the sellers. At the time of closing, it was determined it was more likely than not that the royalty interests would not perform at the levels necessary to receive the holdback funds. Performance was reviewed throughout the year, and was better than anticipated, resulting in the holdback proceeds being released to the seller. A portion of this transaction flows through change in the fair value of equity securities and will be further discussed below.

The sale of one common stock represented almost 100% of the realized losses on equity securities. The Company sold 10,000 shares of this common stock holding that is associated with the oil and gas industry. While this security produced a current period realized loss, overall, the sale of this security produced a significant gain for the Company over the period it was held. The other component of this transaction flows through the change in the fair value of equity securities and will be further discussed below.

During 2019, the company sold three equity securities that produced gross realized gains of approximately $3.5 million. One of those equity securities represented 86% or approximately $3 million of the gross realized gains from equity securities. The Company sold 14,000 shares of this common stock holding that is associated with the oil and gas industry. The Company sold one equity security in 2019 that produced an immaterial loss.

The Company reported a change in fair value of equity securities of approximately $6.2 million and $18.6 million for the years ended December 31, 2020 and 2019, respectively.  This line item is material to the results reported in the consolidated statements of operations.  This line item can also be extremely volatile, reflecting changes in the stock market.  While both 2019 and 2020 reflected positive results, 2020 results were only 1/3 of that of 2019.  With the onset of the pandemic in March 2020, the stock market took a major downward swing.  At March 31, 2020, the Company reflected a loss on this line of approximately $(18) million.  From that point forward, we have seen a recovery in the market sufficient to move this number to a $6 million positive by year end.  While these results can be material and volatile, most of the equity holdings of the Company were acquired with a long-term view, thus making these intermediate changes in value of less concern to Management.  Management monitors its equity holdings looking more at the specific entity and market it is in relative to performance and less to changes due to general market swings that occur over the holding period of the investment.

While the Company has seen significant positive results on its equity investments in the last two years, a pull back or downward market adjustment could slow these gains or even result in losses in future periods.  Management believes its current equity investments continue to be solid investments for the Company and have further growth potential; however, changes in market conditions could cause volatility in market prices.

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

Expenses

The Company reported total benefits and other expenses of approximately $24.7 million and $24 million for the years ended December 31, 2020 and 2019, respectively. Benefits, claims and settlement expenses represented approximately 66% and 64% of the Company’s total expenses for 2020 and 2019, respectively.  The other major expense category of the Company is operating expenses, which represented 32% and 33% of the Company’s total expenses for 2020 and 2019, respectively.

Benefits, claims and settlement expenses, net of reinsurance benefits, were up approximately 6% or $859,000 when comparing 2020 and 2019 results.  Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

Early in the COVID-19 pandemic, the Company implemented a process to monitor death claims resulting from COVID-19. During 2020, the Company incurred total death benefits of approximately $844,000 with COVID-19 listed as the cause of death. The average death benefit of these policies was $9,500. The Company will continue to monitor COVID-19 death claims.

Changes in policyholder reserves, or future policy benefits, also impact this line item.  Reserves are calculated on an individual policy basis and generally increase over the life of the policy as a result of additional premium payments and acknowledgment of increased risk as the insured continues to age.

The short-term impact of policy surrenders is negligible since a reserve for future policy benefits payable is held which is, at a minimum, equal to and generally greater than the cash surrender value of a policy.  The benefit of fewer policy surrenders is primarily received over a longer time period through the retention of the Company’s asset base. The surrender process has been impacted by temporary state rulings that have been implemented as a result of COVID-19 and in some cases will not allow life insurance companies to lapse policies temporarily.

Operating expenses decreased approximately 2% in 2020 compared to that of the same period in 2019.  Expenses were comparable in all of the major categories for 2020 and 2019.

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

The following table reflects, by investment category, the investments held by the Company as of December 31:

	2020	As a % of Total Investments	As a % of Total Assets
Fixed maturities	$165,779,997	48%	40%
Equity securities, at fair value	78,075,187	23%	19%
Equity securities, at cost	14,389,189	4%	3%
Trading securities	(12,219)	0%	0%
Mortgage loans	20,802,365	6%	5%
Real estate	38,086,391	11%	9%
Notes receivable	17,682,296	5%	4%
Policy loans	8,590,524	3%	2%
Total investments	$343,393,730	100%	82%

	2019	As a % of Total Investments	As a % of Total Assets
Fixed maturities	$171,629,373	49%	41%
Equity securities, at fair value	78,661,793	22%	19%
Equity securities, at cost	10,919,247	3%	3%
Mortgage loans	8,223,286	2%	2%
Real estate	44,344,236	13%	11%
Notes receivable	19,487,458	6%	5%
Policy loans	8,803,876	2%	2%
Short-term investments	10,442,173	3%	2%
Total investments	$352,511,442	100%	85%

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

The Company’s total investments represented 82% and 85% of the Company’s total assets as of December 31, 2020 and 2019, respectively. Fixed maturities consistently represented a substantial portion, 48% and 49%, respectively, of the total investments during 2020 and 2019.  The overall investment mix, as a percentage of total investments, remained fairly consistent when comparing the respective investments held as of December 31, 2020 and 2019.

During 2019, the Company invested approximately $10.4 million in short-term treasury bills. The Company was holding a significant cash balance and determined it appropriate to invest in these short term treasuries to increase yield, while working to find longer-term quality investments to invest in.

As of December 31, 2020, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market value, with changes in market value charged directly to the other comprehensive component of shareholders' equity.  Changes in the market value of available for sale securities resulted in net unrealized gains (losses) of approximately $9.1 million and $10.8 million as of December 31, 2020 and 2019, respectively. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the market place.

In March 2020, with the onset of the pandemic in America, financial markets became jittery experiencing a significant drop in the major market indices.  In response, the Federal Reserve dropped interest rates to near zero.  This action resulted in a drop in all other interest rates in the marketplace.  While this increased the fair value of the Company’s current fixed income holdings, it made finding investments to acquire with any type of historic yield nearly impossible.  The stock markets have experienced a rebound since that time; however, interest rates remain at historic low levels with short term rates at or near zero.  Longer term bonds have experienced rate increases later in 2020 and into early 2021, but still remain below recent historic rates. Should rates remain at these levels, it will become increasingly more difficult for the Company to maintain its historic net investment income levels as existing investments mature and are replaced with lower yielding investments.

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

Liquidity

Liquidity provides the Company with the ability to meet on demand the cash commitments required by its business operations and financial obligations.  The Company’s liquidity is primarily derived from cash balances, a portfolio of marketable securities and line of credit facilities.  The Company has two principal needs for cash – the insurance company’s contractual obligations to policyholders and the payment of operating expenses.

Parent Company Liquidity

UTG is a holding company that has no day-to-day operations of its own.  Cash flows from UTG’s insurance subsidiary, UG, are used to pay costs associated with maintaining the Company in good standing with states in which it does business and purchasing outstanding shares of UTG stock.  UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  As of December 31, 2020 and 2019, substantially all of the consolidated shareholders’ equity represents net assets of its subsidiaries.  In 2020, the Parent company received $4 million in dividends from its insurance subsidiary and $6 million in 2019. Certain restrictions exist on the payment of dividends from the insurance subsidiary to the Parent company.  For further information regarding the restrictions on the payment of dividends by the insurance subsidiary, see Note 9 – Shareholders’ Equity in the Notes to the Consolidated Financial Statements.  Although these restrictions exist, dividend availability from the insurance subsidiary has historically been sufficient to meet the cash flow needs of the Parent company.

Insurance Subsidiary Liquidity

Sources of cash flows for the insurance subsidiary primarily consist of premium and investment income.  Cash outflows from operations include policy benefit payments, administrative expenses, taxes and dividends to the Parent company.

Short-Term Borrowings

An additional source of liquidity to the Parent company and its subsidiaries is the line of credit facilities extended to them. As of December 31, 2020 and 2019, the Company and its subsidiaries had available $18 million in line of credit facilities.  The Company did not utilize its available credit facilities during 2019 or 2020.  For additional information regarding the line of credit facilities, see Note 7 – Credit Arrangements in the Notes to the Consolidated Financial Statements.

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

Consolidated Liquidity

Cash used in operating activities was approximately $13.2 million and $6.5 million in 2020 and 2019, respectively.  Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline.  Management anticipates future cash flows from operations to remain similar to historic trends.

During 2020 and 2019, the Company’s investing activities provided net cash of approximately $27 million and $16.3 million, respectively. The Company recognized proceeds of approximately $80 million and $67.1 million from investments sold and matured in 2020 and 2019, respectively.  The Company used approximately $53 million and $50.9 million to acquire investments during 2020 and 2019, respectively.  The net cash provided by investing activities is expected to vary from year to year depending on market conditions and management’s ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was approximately $3.4 million and $1.2 million during 2020 and 2019, respectively. As of December 31, 2020 and 2019, the Company had no debt outstanding with third parties.

The Company had cash and cash equivalents of approximately $39 million and $28.8 million as of December 31, 2020 and 2019, respectively.  The Company has a portfolio of marketable fixed maturities and equity securities that could be sold, if an unexpected event were to occur.  These securities had a fair value of approximately $165.8 million and $171.6 million at December 31, 2020 and 2019, respectively. However, the strong cash flows from investing activities, investment maturities and the availability of the line of credit facilities make it unlikely that the Company would need to sell securities for liquidity purposes.  See Note 2 – Investments in the Notes to the Consolidated Financial Statements for detailed disclosures regarding the Company’s investment portfolio.

Management believes the overall sources of liquidity available will be sufficient to satisfy its financial obligations.

Capital Resources

The Company’s capital structure consists of available short-term debt, long-term debt and shareholders’ equity. A complete analysis and description of the short-term and long-term debt issues available as of December 31, 2020 and 2019 are presented in Note 7 – Credit Arrangements in the Notes to the Consolidated Financial Statements.

The Company had $0 debt outstanding as of December 31, 2020 and 2019.

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

At December 31, 2020, UG has a ratio of approximately 6.40, which is 640% of the authorized control level.  Accordingly, the Company meets the RBC requirements.

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. At a meeting of the Board of Directors in September of 2020, the Board of Directors of UTG authorized the repurchase of up to an additional $1.5 million of UTG’s common stock, for a total repurchase of $20 million. Repurchased shares are available for future issuance for general corporate purposes. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2020, the Company repurchased 112,907 shares through the stock repurchase program for approximately $3,313,154. Through December 31, 2020, UTG has spent approximately $18,086,249 in the acquisition of 1,282,265 shares under this program.

Shareholders’ equity was approximately $136.7 million and $131 million as of December 31, 2020 and 2019, respectively. Total shareholders' equity increased approximately 4% in 2020 compared to 2019.  The increase is primarily attributable to the change in accumulated other comprehensive income and retained earnings. As of December 31, 2020 and 2019, the Company reported  accumulated other comprehensive income of approximately $15.6 million and $9 million, respectively.

For the periods ended December 31, 2020 and 2019, the increase in accumulated other comprehensive income was approximately $6.6 million and $8.9 million, respectively, as a result of unrealized gains on fixed maturity securities. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the marketplace.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and
Shareholders of UTG, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of UTG, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement, whether due to error or fraud, of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate

Future Policy Benefits
Critical Audit Matter Description

The estimated valuation of future policy benefits is measured based on actuarial methodologies and underlying economic and future policyholder behavior assumptions. The Company makes these assumptions at the time the contract is issued or, in the case of contracts acquired by purchase, at the purchase date

As described in Note 1, the liability for future policy benefits on traditional life insurance products and accident and health insurance policy benefits are calculated using a net level method, including assumptions as to investment yields, mortality, withdrawals and other assumptions based on the Company’s experience. The liability for future policy benefits for universal life contracts is calculated using a retrospective deposit method, and represents the policy account balances.

Auditing estimates for future policy benefits required a high degree of judgment, including the need to involve an actuarial specialist, due to the nature of the data utilized in the complex actuarial models and the significant amount of judgment applied by management in determining these liabilities.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the liability for future policy benefits included the following procedures, among others:

•	We obtained an understanding and evaluated the design of controls, including those related to the performance of experience studies and the setting of best estimate assumptions.
•
Procedures also included, among others, testing the completeness and accuracy of data provided by management and the involvement of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of management’s actuarial techniques and evaluating the reasonableness of assumptions used in those techniques.

•	Engaging an independent actuarial specialist to evaluate whether the methodologies and assumptions used by management in developing the liabilities were appropriate and reasonable.

Valuation of Non-Marketable Investments Reported at Fair Value
Critical Audit Matter Description

The Company holds certain investments that are not actively traded and are classified as Level 3 assets. These investments mainly include equity securities, valued using either the Company’s pricing models to estimate future cash flows or net asset value. Since such securities trade infrequently and have little or no price transparency, the Company’s techniques for determining the estimated fair value of such securities rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. The determination of these unobservable inputs involves significant management judgment and estimation and typically cannot be supported by reference to market activity.

The principal considerations for our determination that performing procedures relating to the valuation of Level 3 investments is a critical audit matter are that there was significant judgment by management to determine the fair value of these Level 3 investments, which included significant unobservable inputs related to comparable market data and discount rates.

Auditing of unobservable inputs used by management to estimate the fair value of Level 3 securities required a high degree of auditor judgement, subjectivity and an increased extent of effort.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the proprietary models and unobservable inputs used by management to estimate the fair value of Level 3 securities included the following, among others:

•	We obtained an understanding and evaluated the appropriateness of the Company’s pricing sources.
•	We tested the completeness, accuracy, reliability, and relevance of key data used in the models.
•	We assessed the consistency by which management has applied significant unobservable valuation assumptions.
•	For a selection of securities, we compared the accuracy of the Company’s estimated fair value price to a price independently developed by the audit team.
We have served as the Company’s auditor since 2005.

/s/ Brown Smith Wallace, LLP

St. Louis, Missouri
March 25, 2021

UTG, Inc.
Consolidated Balance Sheets
As of December 31, 2020 and 2019

ASSETS

	2020	2019

Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $146,017,864 and $160,382,782)	$165,779,997	$171,629,373
Equity securities, at fair value (cost $36,833,795 and $32,578,862)	78,075,187	78,661,793
Equity securities, at cost	14,389,189	10,919,247
Mortgage loans on real estate at amortized cost	20,802,365	8,223,286
Investment real estate, net	38,086,391	44,344,236
Notes receivable	17,682,296	19,487,458
Policy loans	8,590,524	8,803,876
Short-term investments	0	10,442,173
Total investments	343,405,949	352,511,442

Cash and cash equivalents	39,025,754	28,787,629
Accrued investment income	1,341,643	1,679,783
Reinsurance receivables:
Future policy benefits	25,267,920	25,655,161
Policy claims and other benefits	3,988,088	4,142,142
Cost of insurance acquired	4,101,471	4,846,321
Property and equipment, net of accumulated depreciation	348,170	427,736
Other assets	1,577,098	695,517
Total assets	$419,056,093	$418,745,731
LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits	$243,990,881	$249,264,308
Policy claims and benefits payable	4,169,569	3,631,666
Other policyholder funds	365,761	404,177
Dividend and endowment accumulations	14,836,158	14,626,475
Income taxes payable	268,497	313,662
Deferred income taxes	12,995,714	13,222,604
Trading securities, at fair value (proceeds $11,246 and $0)	12,219	0
Other liabilities	5,275,803	5,785,933
Total liabilities	281,914,602	287,248,825

Shareholders' equity:
Common stock - no par value, stated value $0.001 per share. Authorized 7,000,000
shares - 3,175,564 and 3,277,830 shares issuedand outstanding	3,176	3,279
Additional paid-in capital	33,025,018	36,012,401
Retained earnings	88,068,284	85,979,678
Accumulated other comprehensive income	15,584,241	8,977,914
Total UTG shareholders' equity	136,680,719	130,973,272
Noncontrolling interest	460,772	523,634
Total shareholders' equity	137,141,491	131,496,906
Total liabilities and shareholders' equity	$419,056,093	$418,745,731
See accompanying notes.

UTG, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2020 and 2019

	2020	2019

Revenue:
Premiums and policy fees	$9,256,945	$9,601,612
Ceded reinsurance premiums and policy fees	(2,725,303)	(2,535,980)
Net investment income	9,528,948	11,183,128
Other income	343,467	388,340
Revenues before net investment gains (losses)	16,404,057	18,637,100
Net investment gains (losses):
Other-than-temporary impairments	0	(650,956)
Other realized investment gains, net	4,645,699	7,598,048
Change in fair value of equity securities	6,208,148	18,611,248
Total net investment gains	10,853,847	25,558,340
Total revenues	27,257,904	44,195,440

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	17,265,646	16,191,227
Ceded reinsurance benefits and claims	(2,399,361)	(2,233,585)
Annuity	1,015,308	1,039,604
Dividends to policyholders	333,331	359,147
Commissions	(129,835)	(130,828)
Amortization of cost of insurance acquired	744,850	775,906
Operating expenses	7,870,909	8,006,748
Total benefits and other expenses	24,700,848	24,008,219

Income before income taxes	2,557,056	20,187,221
Income tax expense (benefit)	340,494	3,591,301

Net income	2,216,562	16,595,920

Net income attributable to noncontrolling interest	(127,956)	(325,143)

Net income attributable to common shareholders	$2,088,606	$16,270,777

Amounts attributable to common shareholders:

Basic income per share	$0.65	$4.95

Diluted income per share	$0.65	$4.95

Basic weighted average shares outstanding	3,233,773	3,285,813

Diluted weighted average shares outstanding	3,233,773	3,285,813

See accompanying notes.

UTG, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2020 and 2019

	2020	2019

Net income	$2,216,562	$16,595,920

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	9,065,958	10,822,757
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	(1,903,851)	(2,272,779)
Unrealized holding gains (losses) arising during period, net of tax	7,162,107	8,549,978

Less reclassification adjustment for (gains) losses included in net income	(703,519)	462,584
Tax expense (benefit) for (gains) losses included in net income	147,739	(97,143)
Reclassification adjustment for (gains) losses included in net income, net of tax	(555,780)	365,441
Subtotal: Other comprehensive income (loss), net of tax	6,606,327	8,915,419

Comprehensive income	8,822,889	25,511,339

Less comprehensive income attributable to noncontrolling interests	(127,956)	(325,143)

Comprehensive income attributable to UTG, Inc.	$8,694,933	$25,186,196

See accompanying notes.

UTG, Inc.
Consolidated Statements of Shareholders' Equity

Year ended December 31, 2020	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2019	$3,279	36,012,401	85,979,678	8,977,914	523,634	131,496,906
Common stock issued during year	11	325,657	0	0	0	325,668
Treasury shares acquired and retired	(114)	(3,313,040)	0	0	0	(3,313,154)
Net income attributable to common shareholders	0	0	2,088,606	0	0	2,088,606
Unrealized holding loss on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	6,606,327	0	6,606,327
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	(190,818)	(190,818)
Gain attributable to noncontrolling interest	0	0	0	0	127,956	127,956
Balance at December 31, 2020	$3,176	33,025,018	88,068,284	15,584,241	460,772	137,141,491

Year ended December 31, 2019	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders' Equity
Balance at December 31, 2018	$3,296	36,567,865	69,708,901	62,495	734,153	107,076,710
Common stock issued during year	11	353,876	0	0	0	353,887
Treasury shares acquired and retired	(28)	(909,340)	0	0	0	(909,368)
Net income attributable to common shareholders	0	0	16,270,777	0	0	16,270,777
Unrealized holding loss on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	8,915,419	0	8,915,419
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	(535,662)	(535,662)
Gain attributable to noncontrolling interest	0	0	0	0	325,143	325,143
Balance at December 31, 2019	$3,279	36,012,401	85,979,678	8,977,914	523,634	131,496,906

See accompanying notes.

UTG, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2020 and 2019

	2020	2019
Cash flows from operating activities:
Net income	$2,216,562	$16,595,920
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	(48,539)	136,991
Other-than-temporary impairments	0	650,956
Realized investment gains, net	(4,645,699)	(7,598,048)
Change in fair value of equity securities	(6,208,148)	(18,611,248)
Unrealized trading (gains) losses included in income	973	0
Realized trading (gains) losses included in income	(3,894)	132,518
Amortization of cost of insurance acquired	744,850	775,906
Depreciation and depletion	1,697,285	3,141,801
Stock-based compensation	325,668	353,887
Charges for mortality and administration of universal life and annuity products	(6,355,601)	(5,211,485)
Interest credited to account balances	4,012,179	4,088,309
Change in accrued investment income	338,140	440,099
Change in reinsurance receivables	541,295	374,515
Change in policy liabilities and accruals	(2,285,473)	(4,331,160)
Change in income taxes receivable (payable)	(45,165)	592,995
Change in other assets and liabilities, net	(3,527,819)	1,988,577
Net cash used in operating activities	(13,243,386)	(6,479,467)
Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	23,924,989	14,390,181
Equity securities	18,281,727	14,385,393
Trading securities	(579)	0
Mortgage loans	707,274	5,283,749
Real estate	11,983,353	11,181,547
Notes receivable	5,305,162	20,261,459
Policy loans	1,256,793	1,635,686
Short-term investments	18,500,000	0
Total proceeds from investments sold and matured	79,958,719	67,138,015
Cost of investments acquired:
Fixed maturities available for sale	(9,048,928)	(14,634,233)
Equity securities	(15,362,440)	(2,092,304)
Trading securities	15,719	(132,518)
Mortgage loans	(13,213,037)	(4,367,644)
Real estate	(2,995,519)	(1,958,982)
Notes receivable	(3,500,000)	(16,031,605)
Policy loans	(1,043,441)	(1,235,340)
Short-term investments	(7,890,228)	(10,403,628)
Total cost of investments acquired	(53,037,874)	(50,856,254)
Net cash provided by investing activities	26,920,845	16,281,761
Cash flows from financing activities:
Policyholder contract deposits	4,408,039	4,669,825
Policyholder contract withdrawals	(4,343,401)	(4,389,622)
Purchase of treasury stock	(3,313,154)	(909,368)
Noncontrolling contributions/(distributions) of consolidated subsidiary	(190,818)	(535,662)
Net cash used in financing activities	(3,439,334)	(1,164,827)
Net increase (decrease) in cash and cash equivalents	10,238,125	8,637,467
Cash and cash equivalents at beginning of year	28,787,629	20,150,162
Cash and cash equivalents at end of year	$39,025,754	$28,787,629

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

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions in the U.S. and globally, accelerating during the first half of March, as federal, state, and local governments reacted to the public health crisis, creating significant uncertainties in the U.S. economy. The Company has not experienced a slow-down in activities, however government restrictions and client-imposed delays are evaluated regularly and this could change. While the disruption is currently expected to be temporary, there is uncertainty around the duration. The Company cannot at this time predict the ultimate impact the pandemic will have on its results of operations, financial position, liquidity, or capital resources but such impact could be material.

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At December 31, 2020, Mr. Correll owns or controls directly and indirectly approximately 65% of UTG’s outstanding stock.

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

Investment Real Estate – Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line-basis for financial reporting purposes using estimated useful lives of 3 to 30 years. Real estate for which the Company commits to a plan to sell within one year and actively markets in its current condition, for a reasonable price, in comparison to its estimated fair value, is classified as held-for-sale. Real estate held-for-sale is stated at lower of depreciated cost or estimated fair value less expected disposition costs and is not depreciated.

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

Fair Value – Fair values for cash, short-term investments, short-term debt, receivables and payables approximate carrying value. Fair values for fixed maturities, equity securities and certain other assets are determined in accordance with specific accounting guidance.  Fair values are based on quoted market prices, where available.  Otherwise, fair values are based on quoted market prices of comparable instruments in active markets, quotes in inactive markets, or other observable criteria. Mortgage loans on real estate and notes receivable are estimated using discounted cash flow analyses. Discounted mortgage loans on real estate are reported at original purchase price, which Management believes approximates fair value.  For more specific information regarding the Company’s measurements and procedures in valuing financial instruments, see Note 3 – Fair Value Measurements.

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

Property and Equipment - Company-occupied property, data processing equipment and furniture and office equipment are stated at cost less accumulated depreciation of $5,995,990 and $5,916,424 at December 31, 2020 and 2019, respectively. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of 3 to 30 years.  Depreciation expense was $79,565 and $260,831 for the years ended December 31, 2020 and 2019, respectively.

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

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges.  Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances.  Interest crediting rates for universal life and interest sensitive products range from 3.0% to 6.0% as of December 31, 2020 and 2019.

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

Recently Issued Accounting Standards

In November of 2020, the FASB issued Accounting Standards Update No. 2020-11, Financial Services-Insurance (Topic 944): Effective Date and Early Application. The FASB issued ASU 2020-11 that will help insurance companies adversely affected by the COVID-19 pandemic by giving them an additional year to implement ASU No. 2018-12. See below for further analysis regarding ASU No. 2018-12.

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

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement or ASU 2018-13. ASU 2018-13 modifies certain disclosure requirements related to fair value measurements including requiring disclosures on changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements and a requirement to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The implementation of this ASU did not have a material impact on the consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts or ASU 2018-12.  ASU 2018-12 significantly changes how insurers account for long-duration insurance contracts. The new guidance will require insurers to review and update, if necessary, the assumptions used to measure insurance liabilities periodically, rather than retain assumptions used at contract inception. The updated guidance also changes the recognition and measurement of deferred acquisition costs (DAC) and created a new category of benefit features called market risk benefits (MRB) that will be measured at fair value. The guidance also significantly expands the disclosure requirements for long-duration contracts.  The ASU was originally effective for fiscal years, and interim periods within those years, for years beginning after December 15, 2020 and early adoption is permitted.  The guidance on measuring the liabilities for future policy benefits and DAC will be adopted on a modified retrospective basis as of the earliest period presented in the year of adoption. The guidance on MRB will be adopted on a retrospective basis as of the earliest period presented in the year of adoption. In November of 2019, the FASB issued ASU 2019-09, which delayed the effective date of ASU 2018-12 to fiscal years beginning after December 15, 2024 for smaller reporting companies.  The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

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

Reclassifications – Certain reclassifications have been made to the 2019 Consolidated Financial Statements to make them comparable to the current year Consolidated Financial Statements.

Note 2 – Investments

Available for Sale Securities – Fixed Maturity Securities

The Company’s insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in available for sale securities are summarized as follows for the years ended December 31:

2020	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$36,285,535	$1,186,999	$0	$37,472,534
U.S. special revenue and assessments	11,556,980	1,382,164	0	12,939,144
All other corporate bonds	98,175,349	17,604,617	411,647	116,191,613
Total	$146,017,864	$20,173,780	$411,647	$166,603,291

2019	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$35,761,440	$402,832	$(35,529)	$36,128,743
U.S. special revenue and assessments	14,371,263	832,100	0	15,203,363
All other corporate bonds	110,250,079	10,470,115	(422,927)	120,297,267
Total	$160,382,782	$11,705,047	$(458,456)	$171,629,373

The amortized cost and estimated market value of debt securities at December 31, 2020, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale December 31, 2020	Amortized Cost	Estimated Fair Value
Due in one year or less	$20,502,132	$20,830,029
Due after one year through five years	41,801,036	44,366,992
Due after five years through ten years	32,822,747	37,705,439
Due after ten years	24,149,660	29,454,200
Fixed maturities with no single maturity date	26,742,289	33,423,337
Total	$146,017,864	$165,779,997

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

The Company held below investment grade investments with an estimated market value of $0 and $1,031,570 as of December 31, 2020 and December 31, 2019, respectively. The investments are all classified as “All other corporate bonds”.

The fair value of investments with sustained gross unrealized losses are as follows as of December 31:

2020	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
All other corporate bonds	$4,937	(63)	$0	(411,584)	$4,937	(411,647)
Total fixed maturities	$4,937	(63)	$0	(411,584)	$4,937	(411,647)

2019	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$6,059,380	(35,529)	$0	(422,927)	$6,059,380	(458,456)
Total fixed maturities	$6,059,380	(35,529)	$0	(422,927)	$6,059,380	(458,456)

The following table provides additional information regarding the number of securities that were in an unrealized loss position for greater than or less than twelve months:

	Less than 12 months	12 months or longer	Total
As of December 31, 2020
Fixed maturities	1	1	2
As of December 31, 2019
Fixed maturities	3	1	4

Substantially all of the unrealized losses on fixed maturities available for sale at December 31, 2020 and 2019 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of  December 31, 2020 and 2019.

Cost Method Investments

The Company held equity investments with an aggregate cost of $14,389,189 and $10,919,247 at December 31, 2020 and 2019, respectively.  These equity investments were not reported at fair value because it is not practicable to estimate their fair values due to insufficient information being available. Management did not identify any events or changes in circumstances that might have a significant adverse effect on the reported value of those investments.  Based on Management's evaluation of the expected cash flow of the investments, and the Company's ability and intent to hold the investments for a reasonable period of time, the Company does not deem an other-than-temporary impairment necessary at December 31, 2020.

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Consolidated Statements of Operations.  Trading Securities included exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities were securities sold short.  A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale. The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2020 was $0 and $(12,219), respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of    December 31, 2019 was $0 and $0, respectively. Earnings from trading securities are classified in cash flows from operating activities. The derivatives held by the Company are for income generation purposes only.

The following table reflects trading securities revenue charged to net investment income for the periods ended December 31:

	2020	2019
Net unrealized gains (losses)	$(973)	$0
Net realized gains (losses)	3,894	(132,518)
Net unrealized and realized gains (losses)	$2,921	$(132,518)

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

During 2020 and 2019, the Company acquired $13,213,037 and $4,367,644 in mortgage loans, respectively.  FSNB services the majority of the Company’s mortgage loan portfolio. The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

During 2020 and 2019, the maximum and minimum lending rates for mortgage loans were:

	2020		2019
	Maximum rate	Minimum rate	Maximum rate	Minimum rate
Farm loans	4.50%	4.50%	5.00%	5.00%
Commercial loans	5.25%	4.24%	7.50%	4.82%
Residential loans	4.95%	4.95%	5.50%	5.50%

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

A mortgage loan reserve is established and adjusted based on Management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The mortgage loan reserve was $0 at December 31, 2020 and 2019.

The following table summarizes the mortgage loan holdings of the Company for the periods ended December 31:

	2020	2019
In good standing	$18,704,351	$8,223,286
Overdue interest over 90 days	2,098,014	0
Total mortgage loans	$20,802,365	$8,223,286
Total foreclosed loans during the year	$0	$234,044

Investment Real Estate

Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line-basis for financial reporting purposes using estimated useful lives of 3 to 30 years. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. During 2020 and 2019, no impairments were recognized on the investment real estate.

Note 3 - Fair Value Measurements of the Consolidated Financial Statements provides further information regarding the fair value of financial instruments that are not measured at fair value. The investment real estate owned by the Company is included in this portion of the Note 3 - Fair Value Measurements disclosure.
The following table provides an allocation of the Company's investment real estate by type for the periods ended December 31:

	2020	2019
Raw land	$11,727,103	$16,089,540
Commercial	3,530,064	4,908,028
Residential	2,797,648	2,251,772
Land, minerals and royalty interests	20,031,576	21,094,896
Total investment real estate	$38,086,391	$44,344,236

The Company's investment real estate portfolio includes ownership in oil and gas royalties. As of December 31, 2020 and 2019, investments in oil and gas royalties represented 48% and 44%, respectively, of the total investment real estate portfolio. See Note 13 - Concentrations of the Consolidated Financial Statements for additional information regarding the allocation of the oil and gas investment real estate holdings by industry type.

Gains and losses recognized on the disposition of the properties are recorded as realized gains and losses in the Consolidated Statements of Operations. During 2020 and 2019, the Company acquired $2,995,519 and $1,958,982 of investment real estate, respectively.

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. The valuation allowance as of December 31, 2020 and 2019 was $0. Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status. During 2020 and 2019, the Company acquired $3,500,000 and $16,031,605 of notes receivable, respectively.

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

During 2020 and 2019, the Company acquired $7,890,228 and $10,403,628, respectively, in short-term investments.

Analysis of Investment Operations

The following table reflects the Company’s net investment income for the periods ended December 31:

	2020	2019
Fixed maturities	$5,309,028	$5,854,031
Equity securities	1,754,958	1,543,904
Trading securities	2,921	(132,518)
Mortgage loans	709,604	479,841
Real estate	2,212,851	2,934,666
Notes receivable	1,233,148	1,848,314
Policy loans	599,897	607,537
Cash and cash equivalents	53,880	137,372
Short-term	167,599	38,545
Total consolidated investment income	12,043,886	13,311,692
Investment expenses	(2,514,938)	(2,128,564)
Consolidated net investment income	$9,528,948	$11,183,128

The following table presents net investment gains (losses) and the change in net unrealized gains on investments for the periods ended December 31:

	2020	2019
Realized gains:
Sales of fixed maturities	$768,511	$331,322
Sales of equity securities	0	3,482,092
Sales of real estate	4,347,705	3,929,195
Total realized gains	5,116,216	7,742,609
Realized losses:
Sales of fixed maturities	(64,992)	(142,252)
Sales of equity securities	(405,525)	(2,309)
Other-than-temporary impairments	0	(650,956)
Total realized losses	(470,517)	(795,517)
Net realized investment gains (losses)	4,645,699	6,947,092
Change in fair value of equity securities:
Change in fair value of equity securities held at the end of the period	6,208,148	18,611,248
Change in fair value of equity securities	6,208,148	18,611,248
Net investment gains (losses)	$10,853,847	$25,558,340
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$9,065,958	$10,822,757
Net increase (decrease)	$9,065,958	$10,822,757

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

Based on Management’s review of the investment portfolio, the Company recorded the following losses for other-than-temporary impairments in the Consolidated Statements of Operations for the periods ended December 31:

	2020	2019
Other than temporary impairments:
Fixed maturities	$0	$650,956
Total other than temporary impairments	$0	$650,956

The other-than-temporary impairment recognized during 2019 was taken as a result of Management's assessment and determination of value of the investment. The investment was written down to better reflect its current expected value.

Investments on Deposit

The Company had investments with a fair value of $8,680,638 and $8,371,827 on deposit with various state insurance departments as of December 31, 2020 and 2019, respectively.

Note 3 – Fair Value Measurements

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

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used as of December 31:

2020	Level 1	Level 2	Level 3	Net Asset Value	Total
Financial assets:
Fixed maturities available for sale:
U.S. Government and government agencies and authorities	$37,472,534	$0	$0	$0	$37,472,534
U.S. special revenue and assessments	0	12,939,144	0	0	12,939,144
Corporate securities	0	115,368,319	0	0	115,368,319
Total fixed maturities	37,472,534	128,307,463	0	0	165,779,997
Equity securities:
Common stocks	28,477,005	15,922,869	3,161,120	30,496,625	78,057,619
Preferred stocks	0	17,568	0	0	17,568
Total equity securities	28,477,005	15,940,437	3,161,120	30,496,625	78,075,187
Total financial assets	$65,949,539	$144,247,900	$3,161,120	$30,496,625	$243,855,184

Liabilities
Trading Securities	$(12,219)	$0	$0	$0	$(12,219)

2019	Level 1	Level 2	Level 3	Net Asset Value	Total
Financial assets:
Fixed maturities available for sale:	$36,128,743	$0	$0	$0	$36,128,743
U.S. Government and government agencies and authorities	0	15,203,363	0	0	15,203,363
U.S. special revenue and assessments	0	120,297,267	0	0	120,297,267
Corporate securities	36,128,743	135,500,630	0	0	171,629,373
Total fixed maturities
Common stocks	29,888,281	14,258,750	10,274,810	24,239,952	78,661,793
Total equity securities	29,888,281	14,258,750	10,274,810	24,239,952	78,661,793
Total financial assets	$66,017,024	$149,759,380	$10,274,810	$24,239,952	$250,291,166

Liabilities
Trading Securities	$0	$0	$0	$0	$0

The following is a description of the valuation techniques used the by Company to measure assets reported at fair value on a recurring basis. There have been no significant changes in the valuation techniques utilized by the Company during 2020 or 2019.

Available for Sale Securities

Securities classified as available for sale are recorded at fair value on a recurring basis. Securities classified as Level 1 utilized fair value measurements based upon quoted market prices, when available. If quoted market prices are not available, the Company obtains fair value measurements from recently executed transactions, market price quotations, benchmark yields and issuer spreads to value Level 2 securities. In certain instances where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Fair value determinations for Level 3 measurements are estimated on a quarterly basis where assumptions used are reviewed to ensure the estimated fair value complies with accounting standards generally accepted in the United States.

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

Equity Securities at Net Asset Value

Certain equity securities carried at fair value, which do not have readily determinable fair values, use net asset value (“NAV”) and are excluded from the fair value hierarchy. These investments are generally not readily redeemable by the investee. See Note 8 – Commitments and Contingencies for additional information regarding unfunded commitments.

During 2020, the Company elected to begin reporting the fair value for a certain equity security that was previously reported with a fair value of zero. Historically, the Company did not assign a fair value to this equity security due to the lack of availability of adequate financial and other data necessary to reasonably determine a fair value. During 2020, the Company started receiving consistent and timely financial data and determined we had sufficient data to support and report a fair value for this security. The fair value of this security was approximately $3.9 million at December 31, 2020. The mark to fair value produced an unrealized gain of approximately $3.9 million, which is reported as a component of the change in the fair value of equity securities in the Consolidated Statements of Operations.

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

	Equity Securities, Fair Value	Equity Securities, Net Asset Value	Total
Balance at December 31, 2019	$10,274,810	$24,239,952	$34,514,762
Realized gains (losses)	2,499,653	0	2,499,653
Unrealized gains (losses)	1,053,688	4,506,736	5,560,424
Purchases	2,107,432	1,782,842	3,890,274
Sales	(12,774,463)	(32,905)	(12,807,368)
Balance at December 31, 2020	$3,161,120	$30,496,625	$33,657,745

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above.  As a result, the unrealized gains (losses) on instruments held at December 31, 2020 and 2019 may include changes in fair value that were attributable to both observable and unobservable inputs.

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

Financial Assets	Fair Value at December 31, 2020	Fair Value at December 31, 2019	Valuation Technique
Common stocks	$30,496,625	$24,239,952	Net Asset Value
Common stocks	3,161,120	10,274,810	Pricing Model
Total	$33,657,745	$34,514,762

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

Investments in Certain Entities Carried at Fair Value Using Net Asset Value per Share

Investment Category	Fair Value at December 31, 2020	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Common stocks
Growth equity
Redeemable	$21,713,727	$0	Quarterly	45 days
Non-redeemable	8,782,898	6,856,072	n/a	n/a
Total	$30,496,625	$6,856,072

Investment Category	Fair Value at December 31, 2019	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Common stocks
Growth equity
Redeemable	$21,270,734	$0	Quarterly	45 days
Non-redeemable	2,969,218	163,750	n/a	n/a
Total	$24,239,952	$163,750

Fair Value Measurements on a Nonrecurring Basis

Certain assets are not carried at fair value on a recurring basis. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the Consolidated Financial Statements. The Company did not recognize any re-measurements or impairments of financial instruments during the years ended December 31, 2020 and 2019.

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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used as of December 31:

2020	Carrying Amount	Estimated FairValue	Level 1	Level 2	Level 3
Common stock, at cost	$5,860,000	$5,860,000	$0	$0	$5,860,000
Preferred stock, at cost	8,529,189	8,529,189	0	0	8,529,189
Mortgage loans on real estate	20,802,365	20,802,365	0	0	20,802,365
Investment real estate	38,086,391	82,689,332	0	0	82,689,332
Notes receivable	17,682,296	17,709,894	0	0	17,709,894
Policy loans	8,590,524	8,590,524	0	0	8,590,524

2019	Carrying Amount	Estimated FairValue	Level 1	Level 2	Level 3
Common stock, at cost	$7,875,145	$7,875,145	$0	$0	$7,875,145
Preferred stock, at cost	3,044,102	3,044,102	0	0	3,044,102
Mortgage loans on real estate	8,223,286	7,531,094	0	0	7,531,094
Investment real estate	44,344,236	88,483,424	0	0	88,483,424
Notes receivable	19,487,458	19,332,472	0	0	19,332,472
Policy loans	8,803,876	8,803,876	0	0	8,803,876

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

Note 4 - Reinsurance

As is customary in the insurance industry, the insurance subsidiary cedes insurance to, and assumes insurance from, other insurance companies under reinsurance agreements.  Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk.  The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it.  However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies.  The Company sets a limit on the amount of insurance retained on the life of any one person.  The Company will not retain more than $125,000, including accidental death benefits, on any one life. At December 31, 2020, the Company had gross insurance in-force of $1 billion of which approximately $206 million was ceded to reinsurers.  At December 31, 2019, the Company had gross insurance in-force of $1.1 billion of which approximately $214 million was ceded to reinsurers.

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

UG entered into a coinsurance agreement with Park Avenue Life Insurance Company (“PALIC”) effective September 30, 1996.  Under the terms of the agreement, UG ceded to PALIC substantially all of its then in-force paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  Under the terms of the agreement, UG sold 100% of the future results of this block of business to PALIC through a coinsurance agreement.  UG continues to administer the business for PALIC and receives a servicing fee through a commission allowance based on the remaining in-force policies each month.  PALIC has the right to assumption reinsure the business, at its option, and transfer the administration.  The Company is not aware of any such plans.  PALIC’s ultimate parent, The Guardian Life Insurance Company of America (“Guardian”), currently holds an "A++" (Superior) rating from A.M. Best.  The PALIC agreement accounts for approximately 64% of UG’s reinsurance reserve credit, as of December 31, 2020 and 2019.

The Company does not have any short-duration reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2020 and 2019 were as follows:

	2020	2019
	Premiums Earned	Premiums Earned
Direct	$9,256,992	$9,601,259
Assumed	(47)	353
Ceded	(2,725,303)	(2,535,980)
Net Premiums	$6,531,642	$7,065,632

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

	2020	2019
Cost of insurance acquired, beginning of year	$4,846,321	$5,622,227

Interest accretion	676,503	769,612
Amortization	(1,421,353)	(1,545,518)
Net amortization	(744,850)	(775,906)
Cost of insurance acquired, end of year	$4,101,471	$4,846,321

Estimated net amortization expense of cost of insurance acquired for the next five years is as follows:

	Interest Accretion	Amortization	Net Amortization
2021	587,120	1,302,090	714,970
2022	501,324	1,189,672	688,348
2023	418,722	1,079,979	661,257
2024	339,372	975,187	635,815
2025	263,074	877,240	614,166

Note 6 – Income Taxes

UTG and UG file separate federal income tax returns.

Income tax expense (benefit) consists of the following components:

	2020	2019
Current tax	$2,476,599	$1,698,995
Deferred tax	(2,136,105)	1,892,306
Income tax expense	$340,494	$3,591,301

The expense for income taxes differed from the amounts computed by applying the applicable United States statutory rate of 21% as of December 31, 2020 and 2019, before income taxes as a result of the following differences:

	2020	2019
Tax computed at statutory rate	$536,982	$4,239,316
Changes in taxes due to:
Non-controlling interest	(26,871)	(68,280)
Dividend received deduction	(155,597)	(175,866)
Other	(14,020)	(403,869)
Income tax expense	$340,494	$3,591,301

The following table summarizes the major components that comprise the net deferred tax liability as reflected in the balance sheets:

	2020	2019
Investments	$10,918,449	$10,983,955
Cost of insurance acquired	861,309	1,017,727
Management/consulting fees	(8,832)	(9,147)
Future policy benefits	(511,297)	(460,923)
Deferred gain on sale of subsidiary	1,387,490	1,387,490
Other assets (liabilities)	364,797	197,876
Reserves adjustment	240,266	288,320
Federal tax DAC	(256,468)	(182,694)
Deferred tax liability	$12,995,714	$13,222,604

At December 31, 2020 and 2019, the Company had gross deferred tax assets of $1,413,608 and $1,359,230, respectively, and gross deferred tax liabilities of $14,409,322 and $14,581,834, respectively, resulting from temporary differences primarily related to the life insurance subsidiary.  A valuation allowance is to be provided when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded (except as noted below) relating to the Company’s deferred tax assets since, in Management’s judgment, the Company will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

The Company’s Federal income tax returns are periodically audited by the Internal Revenue Service (“IRS”). There are currently no examinations in process, nor is Management aware of any pending examination by the IRS.  The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities. Such tax positions initially and subsequently need to be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company has evaluated its tax positions, expiring statutes of limitations, changes in tax law and new authoritative rulings and believes that no disclosure relative to a provision of income taxes is necessary, at this time, to cover any uncertain tax positions. Tax years that remain subject to examination are the years ended December 31, 2017, 2018, 2019 and 2020.

The Company classifies interest and penalties on underpayment of income taxes as income tax expense.  No interest or penalties were included in the reported income taxes for the years presented.  The Company is not aware of any potential or proposed changes to any of its tax filings.

Note 7 – Credit Arrangements

At December 31, 2020 and 2019, the Company had the following lines of credit available:

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2019	Borrowings	Repayments	December 31, 2020
Lines of Credit:
UTG	11/20/2013	11/20/2021	$8,000,000	$0	0	0	$0
UG	6/2/2015	5/7/2021	10,000,000	0	0	0	0

The UTG line of credit carries interest at a fixed rate of 3.750% and is payable monthly. As collateral, UTG has pledged 100% of the common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company ("UG").

During May of 2020, the Federal Home Loan Bank approved UG’s Cash Management Advance Application (“CMA”). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $12,482,563.

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

The following table represents the total funding commitments and the unfunded commitment as of December 31, 2020 related to certain investments:

	Total Funding Commitment	Unfunded Commitment
RLF III, LLC	$4,000,000	$398,120
Sovereign’s Capital, LP Fund I	500,000	13,000
Sovereign's Capital, LP Fund II	1,000,000	141,538
Sovereign's Capital, LP Fund III	3,000,000	1,847,486
Macritchie Storage II, LP	7,000,750	1,840,485
Garden City Companies, LLC	2,000,000	1,956,688
Carrizo Springs Music, LLC	3,750,000	2,055,068
Modern Distributors, Inc.	7,200,000	3,700,000
Legacy Venture X, LLC	3,000,000	2,910,000

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

During 2020, the Company committed to invest in Legacy Venture X, LLC ("Legacy Venture X"), which is a fund of funds. Legacy Venture X makes capital calls to its investors as funds are needed.

Note 9 – Shareholders’ Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. At a meeting of the Board of Directors in September of 2020, the Board of Directors of UTG authorized the repurchase of up to an additional $1.5 million of UTG's common stock, for a total repurchase of $20 million of UTG's common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2020, the Company repurchased 112,907 shares through the stock repurchase program for $3,313,154. Through December 31, 2020, UTG has spent $18,086,249 in the acquisition of 1,282,265 shares under this program.

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

In December of 2020, the Company issued 3,977 shares of its common stock as compensation to the Directors. The shares were valued at $27.00 per share, the market value at the date of issue. During 2020, the Company recorded $107,379 in operating expense related to the stock issuance.  In December of 2019, the Company issued 3,024 shares of its common stock as compensation to the Directors. The shares were valued at $35.50 per share, the market value at the date of issue. During 2019, the Company recorded $107,352 in operating expense related to the stock issuance.

Other Compensation - During 2020, the Company issued 6,664 shares of stock to management and employees as compensation at a cost of $218,289.  During 2019, The Company issued 8,188 shares of stock to management and employees as compensation at a cost of $246,535.  These awards are determined at the discretion of the Board of Directors.

Earnings Per Share - The following is a reconciliation of basic and diluted weighted average shares outstanding used in the computation of basic and diluted earnings per share:

	2020	2019
Basic weighted average shares outstanding	3,233,773	3,285,813
Weighted average dilutive options outstanding	0	0
Diluted weighted average shares outstanding	3,233,773	3,285,813

The computation of diluted earnings per share is the same as basic earnings per share for the years ending December 31, 2020 and 2019, as there were no outstanding securities, options or other offers that give the right to receive or acquire common shares of UTG.

Statutory Restrictions – Restrictions exist on the flow of funds to UTG from its insurance subsidiary.  Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. UG is required to maintain minimum statutory surplus of $2,500,000. At December 31, 2020, substantially all of the consolidated shareholders' equity represents net assets of UTG’s subsidiaries.

UG is domiciled in the state of Ohio. Ohio requires notification within 5 business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory net income or b) 10% of statutory capital and surplus.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid ordinary dividends of $4 million and $6 million to UTG in 2020 and 2019, respectively. No extraordinary dividends were paid during the two year period. UTG used the dividends received during 2020 and 2019 to purchase outstanding shares of UTG stock and for general operations of the Company.

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

The following table reflects UG’s statutory basis net income and capital and surplus (shareholders’ equity) as of December 31:

	2020	2019
Net income	$6,258,945	$8,268,187
Capital and surplus	70,605,156	65,951,037

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

On February 20, 2003, UG purchased $4 million of a trust preferred security offering issued by First Southern Bancorp, Inc. (“FSBI”).  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%. The Company received dividends of $165,590 and $198,297 during 2020 and 2019, respectively.

On March 30, 2009, UG purchased $1 million of FSBI common stock.  The sale and transfer of this security is restricted by the provisions of a stock restriction and buy-sell agreement. During 2020, the Company received a preferred pay down of $502,000 leaving a cost basis of $2,500,000.

UTG has a 30.10% ownership interest in an aircraft that is jointly owned with First Southern National Bank and Bandyco, LLC. Bandyco, LLC is affiliated with the Estate of Ward F. Correll. Mr. Correll is the father of Jesse Correll and a former director of the Company. The aircraft is used for business related travel by various officers and employees of the Company. For years 2020 and 2019, UTG paid $298,058 and $354,404 for costs associated with the aircraft, respectively.

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiary. Under this arrangement, the subsidiary pays its proportionate share of expenses, based on an allocation formula. During 2020 and 2019, UG paid $7,262,645 and $7,397,953, respectively, in expenses. The Ohio Department of Insurance has approved the cost sharing agreement and it is Management’s opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

The Company from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services the Company's mortgage loans including those covered by the participation agreements.  The Company pays a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $23,721 and $15,138 in servicing fees and $35,240 and $0 in origination fees to FSNB during 2020 and 2019, respectively.

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

The Company reimbursed expenses incurred by employees of FSNB relating to salaries, travel and other costs incurred on behalf of or relating to the Company and received reimbursements from FSNB. The Company paid $766,616 and $842,045 in 2020 and 2019, respectively to FSNB in net reimbursement of such costs.

Effective July 1, 2018, the Company assumed the employees of several smaller entities associated with UTG. The purpose of this was to support the continued efforts to further streamline operations amongst associated entities. The salaries, benefits, and payroll related processing fees are 100% reimbursed by the associated entities on a monthly basis. During 2020 and 2019, the Company received reimbursements of $838,431 and $922,357, respectively.

The Company rents approximately 8,000 square feet of office space, located in Stanford, Kentucky, from FSNB and pays $2,000 per month in rent. The Company paid rent of $24,000 to FSNB during 2020 and 2019.

As previously disclosed in the Notes Receivable section of Note 2 - Investments, several of the Company’s notes have participation agreements in place with third parties.  Certain participation agreements are with FSF, a related party.  The participation agreements are sold without recourse and assigned to the participant based on their pro-rata share of the principal, interest and collateral as specified in the participation agreements. The undivided participations in the notes receivable range from 20% - 50%.  The total amount of loans participated to FSF was $216,160 and $250,000 as of December 31, 2020 and 2019, respectively.

During 2020, UG purchased four real estate parcels from FSNB at a cost of $1,560,000. Also, during 2020, UG purchased UG-Cam, LLC from FSF at a cost of $539,508. At the time of purchase, UG-Cam, LLC owned four properties.

Note 12 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses for the periods ended December 31:

	2020	2019
Interest	$0	$0
Federal income tax	2,531,500	1,106,000

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

Because UTG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of December 31, 2020 and 2019, approximately 56% of the Company’s total direct premium was collected from Illinois, Ohio, Texas and West Virginia. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 20% of total life insurance in force at December 31, 2020 and 2019, respectively.  Insurance ceded represented 37% and 33% of premium income for 2020 and 2019, respectively. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.
The Company owns a variety of investments associated with the oil and gas industry.  These investments represented approximately 20% and 25% of the Company’s total invested assets at December 31, 2020 and 2019, respectively. The following table provides an allocation of the oil and gas investments by type as of December 31:

2020	Land, Minerals & Royalty Interests	Transportation	Exploration	Total
Fixed maturities, at fair value	$0	$0	$1,268,670	$1,268,670
Equity securities, at fair value	41,551,468	0	0	41,551,468
Investment real estate	20,031,576	0	0	20,031,576
Notes receivable	6,000,000	0	0	6,000,000
Total	$67,583,044	$0	$1,268,670	$68,851,714

2019	Land, Minerals & Royalty Interests	Transportation	Exploration	Total
Fixed maturities, at fair value	$0	$3,812,565	$2,824,810	$6,637,375
Equity securities, at fair value	48,585,959	0	0	48,585,959
Investment real estate	21,094,898	0	0	21,094,898
Notes receivable	7,000,000	0	0	7,000,000
Total	$76,680,857	$3,812,565	$2,824,810	$83,318,232

As of December 31, 2020 and 2019, the Company owned two equity securities that represented approximately 47% and 49%, respectively, of the total investments associated with the oil and gas industry.

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

Our Management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020 and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

The Company’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making the assessment, Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).  Based on Management’s assessment, Management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting since December 31, 2020, in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15(e) and 15d-15(e), that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Board of Directors

In accordance with the laws of Delaware and the Certificate of Incorporation and Bylaws of UTG, as amended, UTG is managed by its executive officers under the direction of the Board of Directors.  The Board elects executive officers, evaluates their performance, works with management in establishing business objectives and considers other fundamental corporate matters, such as the issuance of stock or other securities, the purchase or sale of a business and other significant corporate business transactions.  In the fiscal year ended December 31, 2020, the Board met four times.  During 2020, all Directors attended at least 75% of all meetings of the Board and meetings of committees of the Board.  Our Board of Directors does not have a policy requiring directors to attend annual meetings of shareholders.  All Board members attended our 2020 annual shareholders’ meeting, except Thomas Harmon.

The Board of Directors has an Audit Committee consisting of Messrs. Molnar, Harmon, and Cortines. Our Board has determined that each of the members of the Audit Committee meets the criteria for independence under the NASDAQ listing standards.  The Audit Committee performs such duties as outlined in the Company’s Audit Committee Charter.  The Audit Committee reviews and acts or reports to the Board with respect to various auditing and accounting matters, the scope of the audit procedures and the results thereof, internal accounting and control systems of UTG, the nature of services performed for UTG and the fees to be paid to the independent auditors, the performance of UTG's independent and internal auditors and the accounting practices of UTG.  The Audit Committee also recommends to the full Board of Directors the auditors to be appointed by the Board.  The Audit Committee met four times in 2020.

The Board has reviewed the qualifications of each member of the audit committee and determined one member of the committee, Gabriel Molnar, meet the definition of an “audit committee financial expert” as defined in Item 407 of Regulation S-K.

The Board of Directors has a Compensation Committee consisting of Messrs. Darden, Dayton and Ochs.  Our Board has determined that each of the members of the Compensation Committee meets the criteria for independence under the NASDAQ listing standards.  The Compensation Committee performs such duties as outlined in the Company’s Compensation Committee Charter.  The Compensation Committee reviews and acts or reports to the Board with respect to various compensation matters relative to the Company’s executive officers.  The Compensation Committee has the authority to delegate appropriate matters to subcommittees as the Committee may determine in its discretion.  The Compensation Committee met one time in 2020.

Under UTG’s By-Laws, the Board of Directors should be comprised of at least six and no more than eleven Directors.  At December 31, 2020, the Board consisted of ten Directors.  Shareholders elect Directors to serve for a period of one year at UTG’s annual shareholders’ meeting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Directors and officers of UTG file periodic reports regarding ownership of Company securities with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 as amended, and the rules promulgated there under.  UTG is not aware of any individuals who filed late with the Securities and Exchange Commission during 2020.  SEC filings may be viewed from the Company’s Web site www.utgins.com.

Audit Committee Report to Shareholders

In connection with the December 31, 2020 financial statements, the audit committee: (1) reviewed and discussed the audited financial statements with Management; (2) discussed with the independent auditors the matters required by Statement on Auditing Standards No. 61, Communications with Audit Committees, as amended, (AICPA, Professional Standards, Vol. 1 AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T; and (3) received the written disclosures and the letter from its independent auditors required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the audit committee concerning independence, and has discussed with the independent auditors their independence.  Based upon these reviews and discussions, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K filed with the SEC for the last fiscal year.

Members of the Company’s Audit Committee:

Gabriel J. Molnar	Committee Chairman
Thomas E. Harmon
John M. Cortines

The following information with respect to business experience of the Board of Directors has been furnished by the respective Directors or obtained from the records of UTG.

Name, Age	Position with the Company, Business Experience and Other Directorships
April R. Chapman, 55

Mrs. Chapman worked in the tech industry for 20 years, including a tenure at Microsoft, managing teams responsible for consumer Internet sites and orchestrating key partnerships. Prior to Microsoft, she developed groundbreaking software products in areas such as remotely piloted aircraft and manufacturing control systems and taught nationally on software technologies. April left Microsoft to start a consulting firm to advise non-profits on Internet strategy. She is now working with Christian-led organizations to help maximize their economic, social, and spiritual impact. Mrs. Chapman holds an Oxford Diploma in Strategy & Innovation and a BS in Computer Science from UC, Irvine. She currently serves on several boards, including National Christian Foundation Northwest, Impact Foundation, Generous Giving, Praxis, and Solomons Fund.

Jesse T. Correll, 64

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

Preston H. Correll, 40

Founder of Marksbury Farm Market based in Bryantsville, Kentucky. He also owns and operates St. Asaph Farm in Stanford, Kentucky and focuses on sustainable farming and raising natural meat.  He spent a year and a half in India working with the Good Samaritans ministry and now serves on the board of the Friends of the Good Samaritans. Director of UTG, Inc. since December 2018.

John M. Cortines, 32

Mr. Cortines serves as the Director of Generosity at the Maclellan Foundation. He is the co-author of two books on money, faith, and generosity.  Prior to entering the nonprofit sector, he worked in the oil and gas industry as an engineer for Chevron Corporation.  Mr. Cortines is a graduate of Harvard Business School (MBA), King Abdullah University of Science and Technology (MS), and Texas A&M University (BS).  Director of UTG, Inc. since December 2018.

Thomas F Darden, II, 66

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

Howard L. Dayton, Jr., 77

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

Thomas E. Harmon, 66

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

Gabriel J. Molnar, 34

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

Peter L. Ochs, 69

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

James P. Rousey, 62

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
Theodore C. Miller, 58

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

Douglas P. Ditto, 65

Vice President of UTG, Inc. and Universal Guaranty Life Insurance Company since June 2009; Chief Investment Officer from 2009 to 2012; Assistant Vice President from June 2003 to June 2009; Executive Vice President of First Southern Bancorp, Inc. since March 1985.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics for our Directors, officers (including our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Controller, and persons performing similar function) and employees.  The Code of Business Conduct and Ethics is available to our shareholders by requesting a free copy of the Code of Business Conduct and Ethics by writing to us at UTG, Inc., 205 North Depot Street, Stanford, Kentucky 40484.

Item 11. Executive Compensation

Executive Compensation Table

The following table sets forth certain information regarding compensation paid to or earned by UTG's Chief Executive Officer, and each of UTG’s two most highly compensated executive officers whose salary plus bonus exceeded $100,000 during UTG's last fiscal year:

Name and Principal position	Year	Salary	Bonus	Stock Awards (1)	All Other Compensation (2)	Total
Jesse T. Correll Chief Executive Officer	2020	$180,000	$100,000	$0	$6,856	$286,856
	2019	180,000	90,000	0	7,194	277,194
James P. Rousey President	2020	100,000	124,996	25,004	3,850	253,850
	2019	100,000	90,000	35,000	3,666	228,666
Douglas P. Ditto Vice President	2020	142,500	9	149,991	5,494	297,994
	2019	142,500	0	125,000	5,694	273,194

(1)	Stock awards in the form of an annual bonus of 5,263 and 5,313 shares were issued in 2020 and 2019, respectively.
(2)	All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2020, there were no unexercised options, stock that has not vested or equity incentive plan awards outstanding for any of the above named executive officers.

Compensation of Directors

Effective January 1, 2018 a new compensation arrangement was approved whereby each outside Director annually received $5,000 as a retainer and $2,500 per meeting attended.  The compensation, however, is paid in UTG Common Stock.  The value is determined annually on the close of business December 20th or the next business day should December 20th be a weekend or holiday, based on the activity of the year just ending.  Reasonable travel expenses are reimbursed in cash as incurred.  UTG's Director Compensation policy provides that Directors who are employees of UTG or its affiliates do not receive any compensation for their services as Directors except for reimbursement for reasonable travel expenses for attending each meeting.  The following table reflects compensation paid to all Directors who served in 2020.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation (2)	Total
Jesse T. Correll, Chief Executive Officer	$0	$0	$0	$0
James P. Rousey, President	0	0	0	0
April R. Chapman, Director (3)	0	5,000	0	5,000
Preston H. Correll, Director	0	15,000	5,000	20,000
John M. Cortines, Director	0	15,000	0	15,000
Thomas F. Darden, II, Director	0	15,000	0	15,000
Howard L. Dayton, Director	0	15,000	5,000	20,000
Thomas E. Harmon, Director	0	12,500	0	12,500
Gabriel J. Molnar, Director	0	15,000	0	15,000
Peter L. Ochs, Director	0	12,500	0	12,500

(1) Market value of stock on earned date was $27.00 per share.
(2) Other Compensation represents payment for consulting services performed relative to management enrichment.
(3) Mrs. Chapman joined the Board in December of 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Holders of Securities

The following tabulation sets forth the name and address of the entity known to be the beneficial owners of more than 5% of UTG’s Common Stock and shows:  (i) the total number of shares of Common Stock beneficially owned by such person as of February 2, 2021 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of Common Stock so owned as of the same date.

Title		Amount	Percent
of	Name and Address	and Nature of	Of
Class	of Beneficial Owner (2)	Beneficial Ownership	Class (1)

Common	Jesse T. Correll	127,572	(3)(5)	4.0%
Stock, no	First Southern Bancorp, Inc.	1,406,785	(3)(4)(5)	44.3%
par value	First Southern Funding, LLC	400,000	(3)(4)(5)(6)	12.6%
	First Southern Holdings, LLC	1,201,876	(3)(4)(5)	37.9%
	WCorrell, Limited Partnership	72,750	(3)(5)	2.3%
	Cumberland Lake Shell, Inc.	128,750	(5)	4.1%

(1) The percentage of shares owned is based on 3,174,936 shares of Common Stock outstanding as of February 2, 2021.
(2) The address for each of Jesse Correll, First Southern Bancorp, Inc. (“FSBI”), First Southern Funding, LLC (“FSF”), First Southern Holdings, LLC (“FSH”), and WCorrell, Limited Partnership (“WCorrell LP”), is 205 North Depot Street, Stanford, Kentucky 40484.  The address for Cumberland Lake Shell, Inc. (“CLS”) is P.O. Box 430, 150 Railroad Drive, Somerset, Kentucky 42502.

(3) The share ownership of Jesse Correll listed includes 54,822 shares of Common Stock owned by him individually.  The share ownership of Mr. Correll also includes 72,750 shares of Common Stock held by WCorrell, Limited Partnership, a limited partnership in which Jesse Correll serves as managing general partner and as such, has sole voting and dispositive power over the shares held by the entity. In addition, by virtue of his ownership of voting securities of FSF and FSBI, and in turn, their ownership of 100% of the outstanding membership interests of FSH (the holder of 1,201,876 shares of Common Stock), Mr. Correll may be deemed to beneficially own the total number of shares of Common Stock owned by FSH, and may be deemed to share with FSH the right to vote and to dispose of such shares. Mr. Correll owns approximately 74% of the outstanding membership interests of FSF. Additionally, Mr. Correll owns directly approximately 45%, companies he controls own approximately 15%, and he has the power to vote but does not own an additional 2% of the outstanding voting stock of FSBI.  FSBI and FSF in turn own 99% and 1%, respectively, of the outstanding membership interests of FSH.

(4) The share ownership of FSBI consists of 204,909 shares of Common Stock held by FSBI directly and 1,201,876 shares of Common Stock held by FSH of which FSBI is a 99% member and FSF is a 1% member.  As a result, FSBI may be deemed to share the voting and dispositive power over the shares held by FSH.

(5) According to the Schedule 13D, as amended, filed August 27, 2020, Jesse Correll, FSBI, FSF and FSH, have agreed in principle to act together for the purpose of acquiring or holding equity securities of UTG.  In addition, because of their relationship with these Reporting Persons, Cumberland Lake Shell, Inc. and WCorrell Limited Partnership may also be deemed to be members of this group.  Therefore, each may be deemed to have acquired beneficial ownership of the equity securities of UTG beneficially owned by each of the Reporting Persons.

(6) Includes 4,035 shares in street name.

Security Ownership of Management of UTG

The following tabulation shows with respect to each of the Directors of UTG, UTG’s Chief Executive Officer and each of UTG’s two most highly compensated executive officers whose salary plus bonus exceeded $100,000 for fiscal 2019, and with respect to all executive officers and Directors of UTG as a group:  (i) the total number of shares of Common Stock beneficially owned by such person as of February 2, 2021 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of stock so owned as of the same date.

Title of	Name and Address of	Amount and Nature of	Percent of
Class	Beneficial Owner	Beneficial Ownership	Class (1)

UTG’s	April R. Chapman	Redmond, WA	185		*
Common	Jesse T. Correll	Stanford, KY	2,063,107	(2)	64.9%
Stock, no	Preston H. Correll	Stanford, KY	1,130		*
Par value	John M. Cortines	Oviedo, FL	3,268	(3)	*
	Thomas F. Darden, II	Raleigh, NC	61,749		1.9%
	Howard L. Dayton, Jr.	Sanford, FL	9,448	(4)	*
	Douglas P. Ditto	Danville, KY	32,396	(5)	1.0%
	Thomas E. Harmon	Springfield, IL	2,294		*
	Theodore C. Miller	Stanford, KY	12,292		*
	Gabriel J. Molnar	Louisville, KY	1,718		*
	Peter L. Ochs	Valley Center, KS	6,452	(6)	*
	James P. Rousey	Hustonville, KY	11,267	(7)	*
	All Directors and executive officers as a group (eleven in number)		2,205,306		69.5%

* Less than 1%

(1) The percentage of outstanding shares for UTG is based on 3,174,936 shares of Common Stock outstanding as of February 2, 2021.
(2) The share ownership of Mr. Jesse Correll includes 54,822 shares of Common Stock owned by him individually, 204,909 shares of Common Stock held by FSBI and 400,000 shares of Common Stock owned by FSF.  The share ownership of Mr. Correll also includes 72,750 shares of Common Stock held by WCorrell, Limited Partnership, a limited partnership in which Mr. Correll serves as managing general partner.   Mr. Correll has sole voting and dispositive power over the shares held by these entities.   In addition, by virtue of his ownership of voting securities of FSF and FSBI, and in turn, their ownership of 100% of the outstanding membership interests of FSH (the holder of 1,201,876 shares of Common Stock), Mr. Correll may be deemed to beneficially own the total number of shares of Common Stock owned by FSH, and may be deemed to share with FSH the right to vote and to dispose of such shares. Mr. Correll owns approximately 74% of the outstanding membership interests of FSF. Additionally, Mr. Correll owns directly approximately 45%, companies he controls own approximately 15%, and he has the power to vote but does not own an additional 2% of the outstanding voting stock of FSBI. FSBI and FSF in turn own 99% and 1%, respectively, of the outstanding membership interests of FSH.
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

Item 13. Certain Relationships and Related Transactions and Director Independence

The Board of Directors determined that eight of the ten current Directors are “independent” as defined by Rule 5605 of the NASDAQ listing standards.  The independent Directors are April R. Chapman, Preston H. Correll, John M. Cortines, Thomas F. Darden, Howard L. Dayton, Jr., Thomas E. Harmon, Gabriel J. Molnar, and Peter L. Ochs.

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

On February 20, 2003, UG purchased $4 million of a trust preferred security offering issued by First Southern Bancorp, Inc. (“FSBI”).  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%. The Company received dividends of $165,590 and $198,297 during 2020 and 2019, respectively. On March 30, 2009, UG purchased $1 million of FSBI common stock.  The sale and transfer of this security is restricted by the provisions of a stock restriction and buy-sell agreement. During 2020, the Company received a preferred pay down of $502,000 leaving a cost basis of $2,500,000.

UTG has a 30.10% ownership interest in an aircraft that is jointly owned with First Southern National Bank and Bandyco, LLC. Bandyco, LLC is affiliated with the Estate of Ward F. Correll. Mr. Correll is the father of Jesse Correll and a former director of the Company. The aircraft is used for business related travel by various officers and employees of the Company. For years 2020 and 2019, UTG paid $298,058 and $354,404 for costs associated with the aircraft, respectively.

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiary. Under this arrangement, the subsidiary pays its proportionate share of expenses, based on an allocation formula. During 2020 and 2019, UG paid $7,262,645 and $7,397,953, respectively, in expenses. The Ohio Department of Insurance has approved the cost sharing agreement and it is Management’s opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

The Company from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services the Company's mortgage loans including those covered by the participation agreements.  The Company pays a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $23,721 and $15,138 in servicing fees and $35,240 and $0 in origination fees to FSNB during 2020 and 2019, respectively.

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

The Company reimbursed expenses incurred by employees of FSNB relating to salaries, travel and other costs incurred on behalf of or relating to the Company and received reimbursements from FSNB. The Company paid $766,616 and $842,045 in 2020 and 2019, respectively to FSNB in net reimbursement of such costs.

Effective July 1, 2018, the Company assumed the employees of several smaller entities associated with UTG. The purpose of this was to support the continued efforts to further streamline operations amongst associated entities. The salaries, benefits, and payroll related processing fees are 100% reimbursed by the associated entities on a monthly basis. During 2020 and 2019, the Company received reimbursements of $838,431 and $922,357, respectively.

The Company rents approximately 8,000 square feet of office space, located in Stanford, Kentucky, from FSNB and pays $2,000 per month in rent. The Company paid rent of $24,000 to FSNB during 2020 and 2019.

As previously disclosed in the Notes Receivable section of Note 2 - Investments, several of the Company’s notes have participation agreements in place with third parties.  Certain participation agreements are with FSF, a related party.  The participation agreements are sold without recourse and assigned to the participant based on their pro-rata share of the principal, interest and collateral as specified in the participation agreements. The undivided participations in the notes receivable range from 20% - 50%.  The total amount of loans participated to FSF was $216,160 and $250,000 as of December 31, 2020 and 2019, respectively.

During 2020, UG purchased four real estate parcels from FSNB at a cost of $1,560,000. Also, during 2020, UG purchased UG-Cam, LLC from FSF at a cost of $539,508. At the time of purchase, UG-Cam, LLC owned four properties.

Item 14. Principal Accounting Fees and Services

The Audit Committee is required to be directly responsible for the appointment, compensation and retention of the Company’s independent registered public accounting firm.  The Audit Committee appointed Brown Smith Wallace, LLP (“BSW”) as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2020 and 2019.

Amounts paid to, or billed by, the Company’s principal accountant, during the two most recent fiscal years by category were as follows:

Audit Fees - Audit fees paid for these audit services in the fiscal years ended December 31, 2020 and 2019 totaled $121,550 and $119,850 respectively. Fees billed for the quarterly reviews of the Company’s financial statements totaled $23,850 and $23,250 for the years 2020 and 2019, respectively.

Audit Related Fees - No audit related fees were incurred by the Company from BSW for the years ended December 31, 2020 and 2019.

Tax Fees – For the years ended December 31, 2020 and 2019, the Company paid $17,600 and $26,300, respectively, to BSW relating to certain tax advice and electronic filing of certain federal and state income tax returns of the Company.

All Other Fees – During 2020 and 2019, the Company paid no other fees to BSW.

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

*10.13	Promissory Note dated November 20, 2021, between UTG, Inc. and Illinois National Bank.
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

Date: March 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ April R. Chapman	By: /s/ Thomas E. Harmon
April R. Chapman Director	Thomas E. Harmon Director

By: /s/ Jesse T. Correll	By: /s/ Gabriel J. Molnar
Jesse T. Correll Chairman of the Board, Chief Executive Officer and Director	Gabriel J. Molnar Director

By: /s/ Preston H. Correll	By: /s/ Peter L. Ochs
Preston H. Correll Director	Peter L. Ochs Director

By: /s/ John M. Cortines	By: /s/ James P. Rousey
John M. Cortines Director	James P. Rousey Director

By: /s/ Thomas F. Darden II	By: /s/ Theodore C. Miller
Thomas F. Darden II Director	Theodore C. Miller Corporate Secretary and Chief Financial Officer

By: /s/ Howard L. Dayton
Howard L. Dayton Director