Form 10-Q
period 2021-06-30
UTG INC
filed 2021-08-13
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File No. 000-16867

UTG, INC.
(Exact name of registrant as specified in its charter)

Delaware		20-2907892
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

205 North Depot Street
Stanford, KY 40484
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (217) 241-6300

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

Large accelerated filer □	Accelerated filer □

Non-accelerated filer □	Smaller reporting company ☒

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2021 was 3,170,293.

UTG, Inc.
(The “Company”)

Part 1.   Financial Information.
Item 1.  Financial Statements.

UTG, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2021	December 31, 2020*
ASSETS
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $131,085,585 and $146,017,864)	$146,250,065	$165,779,997
Equity securities, at fair value (cost $61,058,683 and $36,833,795)	121,154,900	78,075,187
Equity securities, at cost	14,543,343	14,389,189
Mortgage loans on real estate at amortized cost	13,985,960	20,802,365
Investment real estate	35,298,846	38,086,391
Notes receivable	23,100,967	17,682,296
Policy loans	8,483,130	8,590,524
Total investments	362,817,211	343,405,949

Cash and cash equivalents	30,980,881	39,025,754
Accrued investment income	1,326,810	1,341,643
Reinsurance receivables:
Future policy benefits	25,043,878	25,267,920
Policy claims and other benefits	3,965,697	3,988,088
Cost of insurance acquired	3,743,626	4,101,471
Property and equipment, net of accumulated depreciation	310,322	348,170
Income tax receivable	803,265	0
Other assets	652,821	1,577,098
Total assets	$429,644,511	$419,056,093

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$239,471,396	$243,990,881
Policy claims and benefits payable	4,588,575	4,169,569
Other policyholder funds	353,451	365,761
Dividend and endowment accumulations	14,745,229	14,836,158
Income taxes payable	0	268,497
Deferred income taxes	15,960,900	12,995,714
Trading securities, at fair value (proceeds $652 and $11,246)	675	12,219
Other liabilities	5,059,652	5,275,803
Total liabilities	280,179,878	281,914,602

Shareholders' equity:
Common stock - no par value, stated value $0.001 per share. Authorized 7,000,000 shares - 3,173,009 and 3,175,564 shares outstanding	3,174	3,176
Additional paid-in capital	32,956,587	33,025,018
Retained earnings	104,035,750	88,068,284
Accumulated other comprehensive income	11,952,095	15,584,241
Total UTG shareholders' equity	148,947,606	136,680,719
Noncontrolling interests	517,027	460,772
Total shareholders' equity	149,464,633	137,141,491
Total liabilities and shareholders' equity	$429,644,511	$419,056,093

* Balance sheet audited at December 31, 2020.

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Revenue:
Premiums and policy fees	$2,296,481	$2,379,976	$4,595,544	$4,735,731
Ceded reinsurance premiums and policy fees	(696,061)	(690,036)	(1,288,535)	(1,370,476)
Net investment income	2,082,359	3,021,654	4,042,026	5,851,840
Other income	94,470	93,772	189,205	152,814
Revenue before net investment gains (losses)	3,777,249	4,805,366	7,538,240	9,369,909
Net investment gains (losses):
Other-than-temporary impairments	(411,584)	0	(411,584)	0
Other realized investment gains, net	4,287,461	(1,978,846)	4,432,507	(2,095,846)
Change in fair value of equity securities	195,136	16,704,460	20,375,015	(688,477)
Total net investment gains (losses)	4,071,013	14,725,614	24,395,938	(2,784,323)
Total revenue	7,848,262	19,530,980	31,934,178	6,585,586

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	4,025,758	3,422,177	8,020,609	6,962,538
Ceded reinsurance benefits and claims	(577,515)	(353,168)	(986,666)	(988,111)
Annuity	255,538	259,049	493,093	491,537
Dividends to policyholders	86,476	92,005	174,284	186,320
Commissions and amortization of deferred policy acquisition costs	(30,754)	(28,559)	(56,908)	(63,676)
Amortization of cost of insurance acquired	179,102	186,212	357,845	372,425
Operating expenses	1,734,156	1,703,606	3,837,533	3,690,298
Total benefits and other expenses	5,672,761	5,281,322	11,839,790	10,651,331

Income (loss) before income taxes	2,175,501	14,249,658	20,094,388	(4,065,745)
Income tax (benefit) expense	350,499	2,504,024	4,070,667	(864,558)

Net income (loss)	1,825,002	11,745,634	16,023,721	(3,201,187)

Net income attributable to noncontrolling interests	(26,502)	(33,514)	(56,255)	(65,754)

Net income (loss) attributable to common shareholders	$1,798,500	$11,712,120	$15,967,466	$(3,266,941)

Amounts attributable to common shareholders
Basic income (loss) per share	$0.57	$3.58	$5.03	$(1.00)

Diluted income (loss) per share	$0.57	$3.58	$5.03	$(1.00)

Basic weighted average shares outstanding	3,175,027	3,272,715	3,176,012	3,273,395

Diluted weighted average shares outstanding	3,175,027	3,272,715	3,176,012	3,273,395

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Net income (loss)	$1,825,002	$11,745,634	$16,023,721	$(3,201,187)

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	2,505,067	6,595,986	(4,975,001)	8,068,851
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	(526,064)	(1,385,157)	1,044,750	(1,694,459)
Unrealized holding gains (losses) arising during period, net of tax	1,979,003	5,210,829	(3,930,251)	6,374,392

Less reclassification adjustment for (gains) losses included in net income	377,348	53,260	377,348	(338,223)
Tax expense (benefit) for gains included in net income (loss)	(79,243)	(11,185)	(79,243)	71,027
Reclassification adjustment for (gains) losses included in net income, net of tax	298,105	42,075	298,105	(267,196)
Subtotal: Other comprehensive income (loss), net of tax	2,277,108	5,252,904	(3,632,146)	6,107,196

Comprehensive income (loss)	4,102,110	16,998,538	12,391,575	2,906,009

Less comprehensive income attributable to noncontrolling interests	(26,502)	(33,514)	(56,255)	(65,754)

Comprehensive income (loss) attributable to UTG, Inc.	$4,075,608	$16,965,024	$12,335,320	$2,840,255

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three Months Ended June 30, 2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity

Balance at March 31, 2021	$3,178	$33,065,925	$102,237,250	$9,674,987	$490,525	$145,471,865
Common stock issued during year	1	16,772	0	0	0	16,773
Treasury shares acquired	(5)	(126,110)	0	0	0	(126,115)
Net income (loss) attributable to common shareholders	0	0	1,798,500	0	0	1,798,500
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	2,277,108	0	2,277,108
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	0	0
Gain attributable to noncontrolling interest	0	0	0	0	26,502	26,502
Balance at June 30, 2021	$3,174	$32,956,587	$104,035,750	$11,952,095	$517,027	$149,464,633

Six Months Ended June 30, 2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity

Balance at December 31, 2020	$3,176	$33,025,018	$88,068,284	$15,584,241	$460,772	$137,141,491
Common stock issued during year	7	170,531	0	0	0	170,538
Treasury shares acquired	(9)	(238,962)	0	0	0	(238,971)
Net income (loss) attributable to common shareholders	0	0	15,967,466	0	0	15,967,466
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(3,632,146)	0	(3,632,146)
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	0	0
Gain attributable to noncontrolling interest	0	0	0	0	56,255	56,255
Balance at June 30, 2021	$3,174	$32,956,587	$104,035,750	$11,952,095	$517,027	$149,464,633

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three Months Ended June 30, 2020	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity

Balance at March 31, 2020	$3,276	$35,903,350	$71,000,617	$9,832,206	$555,874	$117,295,323
Common stock issued during year	1	16,739	0	0	0	16,740
Treasury shares acquired	(5)	(139,449)	0	0	0	(139,454)
Net income attributable to common shareholders	0	0	11,712,120	0	0	11,712,120
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	5,252,904	0	5,252,904
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	0	0
Gain attributable to noncontrolling interest	0	0	0	0	33,514	33,514
Balance at June 30, 2020	$3,272	$35,780,640	$82,712,737	$15,085,110	$589,388	$134,171,147

Six Months Ended June 30, 2020	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity

Balance at December 31, 2019	$3,279	$36,012,401	$85,979,678	$8,977,914	$523,634	$131,496,906
Common stock issued during year	7	218,282	0	0	0	218,289
Treasury shares acquired	(14)	(450,043)	0	0	0	(450,057)
Net income attributable to common shareholders	0	0	(3,266,941)	0	0	(3,266,941)
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	6,107,196	0	6,107,196
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	0	0
Gain attributable to noncontrolling interest	0	0	0	0	65,754	65,754
Balance at June 30, 2020	$3,272	$35,780,640	$82,712,737	$15,085,110	$589,388	$134,171,147

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$16,023,721	$(3,201,187)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	27,843	(58,394)
Other-than-temporary impairments	411,584	0
Realized investment gains (losses), net	(4,432,507)	2,095,846
Change in fair value of equity securities	(20,375,015)	688,477
Unrealized trading (gains) losses included in income	(950)	0
Realized trading (gains) losses included in income	(18,304)	0
Amortization of cost of insurance acquired	357,845	372,425
Depreciation and depletion	1,260,915	239,510
Stock-based compensation	170,538	218,289
Charges for mortality and administration of universal life and annuity products	(3,216,269)	(3,164,512)
Interest credited to account balances	1,970,895	2,012,606
Change in accrued investment income	14,833	151,566
Change in reinsurance receivables	246,433	646,537
Change in policy liabilities and accruals	(2,293,954)	(2,219,077)
Change in income taxes receivable (payable)	(1,071,762)	472,319
Change in other assets and liabilities, net	4,632,604	(3,142,189)
Net cash used in operating activities	(6,291,550)	(4,887,784)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	14,542,087	12,253,350
Equity securities	5,161,155	16,186,805
Trading securities	241	0
Mortgage loans	7,569,346	230,116
Real estate	4,350,324	3,418,671
Notes receivable	581,329	3,333,296
Policy loans	559,398	713,241
Short-term investments	0	6,000,000
Total proceeds from investments sold and matured	32,763,880	42,135,479
Cost of investments acquired:
Fixed maturities available for sale	(20,000)	(9,038,928)
Equity securities	(24,990,946)	(10,286,666)
Trading securities	(358)	0
Mortgage loans	(747,941)	(5,098,138)
Real estate	(1,402,593)	0
Notes receivable	(6,000,000)	(3,500,000)
Policy loans	(452,004)	(618,465)
Short-term investments	0	(7,890,228)
Total cost of investments acquired	(33,613,842)	(36,432,425)
Net cash provided by (used in) investing activities	(849,962)	5,703,054

Cash flows from financing activities:
Policyholder contract deposits	2,343,191	2,283,017
Policyholder contract withdrawals	(3,007,581)	(2,118,404)
Purchase of treasury stock	(238,971)	(450,057)
Net cash used in financing activities	(903,361)	(285,444)
Net increase (decrease) in cash and cash equivalents	(8,044,873)	529,826
Cash and cash equivalents at beginning of period	39,025,754	28,787,629
Cash and cash equivalents at end of period	$30,980,881	$29,317,455

See accompanying notes.

UTG, Inc.

Notes to Condensed Consolidated Financial Statements
 (Unaudited)

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2021, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  The Company’s results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other future period.

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

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates. At June 30, 2021, Mr. Correll owns or controls directly and indirectly approximately 65.02% of UTG’s outstanding stock.

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

Note 2 – Recently Issued Accounting Standards

During the six months ended June 30, 2021, there were no additions to or changes in the critical accounting policies disclosed in the 2020 Form 10-K.
Note 3 – Investments

Available for Sale Securities – Fixed Maturity Securities

The Company’s insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in available for sale securities are summarized as follows:

June 30, 2021	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$23,274,044	$683,042	$0	$23,957,086
U.S. special revenue and assessments	11,546,895	1,013,220	0	12,560,115
All other corporate bonds	96,264,646	13,468,218	0	109,732,864
	$131,085,585	$15,164,480	$0	$146,250,065

December 31, 2020	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$36,285,535	$1,186,999	$0	$37,472,534
U.S. special revenue and assessments	11,556,980	1,382,164	0	12,939,144
All other corporate bonds	98,175,349	17,604,617	(411,647)	115,368,319
	$146,017,864	$20,173,780	$(411,647)	$165,779,997

The amortized cost and estimated market value of debt securities at June 30, 2021, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale June 30, 2021	Amortized Cost	Fair Value
Due in one year or less	$13,537,448	$13,702,990
Due after one year through five years	42,747,908	45,774,071
Due after five years through ten years	25,688,722	29,045,145
Due after ten years	22,246,160	25,789,400
Fixed maturities with no single maturity date	26,865,347	31,938,459
Total	$131,085,585	$146,250,065

The fair value of investments with sustained gross unrealized losses are as follows:

June 30, 2021	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
All other corporate bonds	$0	0	0	0	0	$0
Total fixed maturities	$0	0	0	0	0	$0

December 31, 2020	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
All other corporate bonds	$4,937	(63)	0	(411,584)	4,937	$(411,647)
Total fixed maturities	$4,937	(63)	0	(411,584)	4,937	$(411,647)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of June 30, 2021
Fixed maturities	0	0	0
As of December 31, 2020
Fixed maturities	1	1	2

Substantially all of the unrealized losses on fixed maturities at December 31, 2020 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of  December 31, 2020.
Net Investment Gains (Losses)

The following table presents net investment gains (losses) and the change in net unrealized gains (losses) on investments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Realized gains:
Sales of fixed maturities	$34,236	$11,732	$34,236	$403,215
Sales of equity securities	3,006,835	646,351	3,019,207	988,558
Sales of real estate	1,247,193	0	1,383,252	0
Other	0	0	0	0
Total realized gains	4,288,264	658,083	4,436,695	1,391,773
Realized losses:
Sales of fixed maturities	0	(64,992)	0	(64,992)
Sales of equity securities	(803)	(2,571,937)	(4,188)	(3,422,627)
Sales of real estate	0	0	0	0
Other-than-temporary impairments	(411,584)	0	(411,584)	0
Other	0	0	0	0
Total realized losses	(412,387)	(2,636,929)	(415,772)	(3,487,619)
Net realized investment gains (losses)	3,875,877	(1,978,846)	4,020,923	(2,095,846)
Change in fair value of equity securities:
Change in fair value of equity securities held at the end of the period	195,136	16,704,460	20,375,015	(688,477)
Change in fair value of equity securities	195,136	16,704,460	20,375,015	(688,477)
Net investment gains (losses)	$4,071,013	$14,725,614	$24,395,938	$(2,784,323)
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$2,505,067	$6,595,986	$(4,975,001)	$8,068,851
Net increase (decrease)	$2,505,067	$6,595,986	$(4,975,001)	$8,068,851

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

The Company recognized an other-than-temporary impairment of $(411,584) on one fixed maturity security during the second quarter of 2021.  The other-than-temporary impairment was recognized due to the length of time the investment remained in an unrealized loss position. The Company did not recognize any other-than-temporary impairments during the six month period ended June 30, 2020.

Cost Method Investments

The Company held equity investments with an aggregate cost of $14,543,343 and $14,389,189 at June 30, 2021 and December 31, 2020, respectively.  These equity investments were not reported at fair value because it is not practicable to estimate their fair values due to insufficient information being available. Management did not identify any events or changes in circumstances that might have a significant adverse effect on the reported value of those investments.  Based on Management’s evaluation of the expected cash flow of the investments, and the Company’s ability and intent to hold the investments for a reasonable period of time, the Company does not deem an other-than-temporary impairment necessary at June 30, 2021.

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Condensed Consolidated Statements of Operations.  Trading securities include exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities are securities sold short. A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  The fair value of derivatives included in trading security assets and trading security liabilities as of June 30, 2021 was $0 and $675, respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of  December 31, 2020 was $0 and $12,219, respectively.  Earnings from trading securities are classified in cash flows from operating activities. The derivatives held by the Company are for income generation purposes only.

Trading revenue charged to net investment income from trading securities was:

	Three Months Ended
	June 30,
	2021	2020
Net unrealized gains (losses)	$950	$0
Net realized gains (losses)	18,304	0
Net unrealized and realized gains (losses)	$19,254	$0

	Six Months Ended
	June 30,
	2021	2020
Net unrealized gains (losses)	$(1,784)	$0
Net realized gains (losses)	7,350	0
Net unrealized and realized gains (losses)	$5,566	$0

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

During the six months ended June 30, 2021 and 2020, the Company acquired $747,941 and $5,098,138 in mortgage loans, respectively.  FSNB services the majority of the Company’s mortgage loan portfolio.  The Company pays FSNB a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

During 2021 and 2020, the maximum and minimum lending rates for mortgage loans were:

	2021		2020
	Maximum rate	Minimum rate	Maximum rate	Minimum rate
Farm Loans	5.00%	4.50%	4.50%	4.50%
Commercial Loans	5.25%	4.10%	5.25%	4.24%
Residential Loans	4.95%	4.95%	4.95%	4.95%

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

A mortgage loan reserve is established and adjusted based on Management’s quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The mortgage loan reserve was $0 at June 30, 2021 and December 31, 2020.

The following table summarizes the mortgage loan holdings of the Company for the periods ended:

	June 30, 2021	December 31, 2020
In good standing	$11,905,187	$18,704,351
Overdue interest over 90 days	2,080,773	2,098,014
Total mortgage loans	$13,985,960	$20,802,365

Investment Real Estate

Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of 3 to 30 years. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the six months ended June 30, 2021, no impairments were recognized on the investment real estate.

Note 4 - Fair Value Measurements of the Condensed Consolidated Financial Statements provides further information regarding the fair value of financial instruments that are not measured at fair value. The investment real estate owned by the Company is included in this portion of the Note 4 - Fair Value Measurements disclosure.

The following table provides an allocation of the Company’s investment real estate by type:

	June 30, 2021	December 31, 2020
Raw land	$11,050,401	$11,727,103
Commercial	2,710,224	3,530,064
Residential	3,279,519	2,797,648
Land, minerals and royalty interests	18,258,702	20,031,576
Total investment real estate	$35,298,846	$38,086,391

The Company’s investment real estate portfolio includes ownership in oil and gas royalties. As of June 30, 2021 and December 31, 2020, investments in oil and gas royalties represented 52% and 48%, respectively, of the total investment real estate portfolio.  See Note 9 – Concentrations of Credit Risk of the Condensed Consolidated Financial Statements for additional information regarding the allocation of the oil and gas investment real estate holdings by industry type.

Gains and losses recognized on the disposition of the properties are recorded as realized gains and losses in the Condensed Consolidated Statements of Operations. During the six months ended  June 30, 2021 and 2020, the Company acquired $1,402,593 and $0 of investment real estate, respectively.

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. The valuation allowance as of  June 30, 2021 and December 31, 2020 was $0. Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status. During the six months ended June 30, 2021 and 2020 the Company acquired  $6,000,000 and $3,500,000 of notes receivable, respectively.

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

During the six months ended June 30, 2021 and 2020, the Company acquired $0 and $7,890,228, respectively, in short-term investments.

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

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:
June 30, 2021	Level 1	Level 2	Level 3	Net Asset Value	Total
Financial assets:
Fixed maturities available for sale:
U.S. Government and government agencies and authorities	$23,957,086	$0	$0	$0	$23,957,086
U.S. special revenue and assessments	0	12,560,115	0	0	12,560,115
Corporate securities	0	109,732,864	0	0	109,732,864
Total fixed maturities	23,957,086	122,292,979	0	0	146,250,065
Equity securities:
Common stocks	46,025,180	15,350,400	3,970,854	55,027,440	120,373,874
Preferred stocks	0	31,026	750,000	0	781,026
Total equity securities	46,025,180	15,381,426	4,720,854	55,027,440	121,154,900
Total financial assets	$69,982,266	$137,674,405	$4,720,854	$55,027,440	$267,404,965

Liabilities
Trading securities	$(675)	$0	$0	$0	$(675)

December 31, 2020	Level 1	Level 2	Level 3	Net Asset Value	Total
Financial assets:
Fixed maturities available for sale:
U.S. Government and government agencies and authorities	$37,472,534	$0	$0	$0	$37,472,534
U.S. special revenue and assessments	0	12,939,144	0	0	12,939,144
Corporate securities	0	115,368,319	0	0	115,368,319
Total fixed maturities	37,472,534	128,307,463	0	0	165,779,997
Equity securities:
Common stocks	28,477,005	15,922,869	3,161,120	30,496,625	78,057,619
Preferred stocks	0	17,568	0	0	17,568
Total equity securities	28,477,005	15,940,437	3,161,120	30,496,625	78,075,187
Total financial assets	$65,949,539	$144,247,900	$3,161,120	$30,496,625	$243,855,184

Liabilities
Trading securities	$(12,219)	$0	$0	$0	$(12,219)

The following is a description of the valuation techniques used the by Company to measure assets reported at fair value on a recurring basis. There have been no significant changes in the valuation techniques utilized by the Company for the six months ended June 30, 2021.

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

Equity Securities at Fair Value

Equity securities consist of common stocks mainly in private equity investments, financial institutions and publicly traded corporations. Equity securities for which there is sufficient market data are categorized as Level 1 or 2 in the fair value hierarchy.  For the equity securities in which quoted market prices are not available, the Company uses industry standard pricing methodologies, including discounted cash flow models that may incorporate various inputs such as payment expectations, risk of the investment, market data, and health of the underlying company. The inputs are based upon Management’s assumptions and available market information. When evidence is believed to support a change to the carrying value from the transaction price, adjustments are made to reflect the expected cash flows, material events and market data. These investments are included in Level 3 of the fair value hierarchy.

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
	Equity Securities at Fair Value	Equity Securities at Net Asset Value	Total
Balance at December 31, 2020	$3,161,120	$30,496,625	$33,657,745
Realized gains (losses)	756,307	0	756,307
Unrealized gains (losses)	(243,123)	7,543,329	7,300,206
Purchases	1,802,857	16,987,486	18,790,343
Sales	(756,307)	0	(756,307)
Balance at June 30, 2021	$4,720,854	$55,027,440	$59,748,294

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at June 30, 2021 and December 31, 2020 may include changes in fair value that were attributable to both observable and unobservable inputs.

Quantitative Information About Level 3 Fair Value Measurements

The following table presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments, and include only those instruments for which information about the inputs is reasonably available to the Company, such as data from independent third-party valuation service providers and from internal valuation models.

Financial Assets	Fair Value at June 30, 2021	Fair Value at December 31, 2020	Valuation Technique
Equities	$55,027,440	$30,496,625	Net Asset Value
Equities	4,720,854	3,161,120	Pricing Model
Total	$59,748,294	$33,657,745

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

Investments in Certain Entities Carried at Fair Value Using Net Asset Value per Share

Investment Company	Fair Value at June 30, 2021	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Common Stocks
Growth Equity
Redeemable	$29,081,716	$-	Quarterly	45 days
Non-Redeemable	25,945,724	6,378,944	n/a	n/a
Total	$55,027,440	$6,378,944

Investment Company	Fair Value at December 31, 2020	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Common Stocks
Growth Equity
Redeemable	$21,713,727	$-	Quarterly	45 days
Non-Redeemable	8,782,898	6,856,072	n/a	n/a
Total	$30,496,625	$6,856,072

Fair Value Measurements on a Nonrecurring Basis

Certain assets are not carried at fair value on a recurring basis. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the Condensed Consolidated Financial Statements. The Company did not recognize any re-measurements or impairments of financial instruments at June 30, 2021 or December 31, 2020.
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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Carrying	Estimated
June 30, 2021	Amount	Fair Value	Level 1	Level 2	Level 3
Common stock, at cost	$5,860,000	5,860,000	0	0	5,860,000
Preferred stock, at cost	8,683,343	8,683,343	0	0	8,683,343
Mortgage loans on real estate	13,985,960	13,985,960	0	0	13,985,960
Investment real estate	35,298,846	80,069,238	0	0	80,069,238
Notes receivable	23,100,967	23,111,132	0	0	23,111,132
Policy loans	8,483,130	8,483,130	0	0	8,483,130

	Carrying	Estimated
December 31, 2020	Amount	Fair Value	Level 1	Level 2	Level 3
Common stock, at cost	$5,860,000	5,860,000	0	0	5,860,000
Preferred stock, at cost	8,529,189	8,529,189	0	0	8,529,189
Mortgage loans on real estate	20,802,365	20,802,365	0	0	20,802,365
Investment real estate	38,086,391	82,689,332	0	0	82,689,332
Notes receivable	17,682,296	17,709,894	0	0	17,709,894
Policy loans	8,590,524	8,590,524	0	0	8,590,524

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

Note 5 – Credit Arrangements

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2020	Borrowings	Repayments	June 30, 2021
Lines of Credit:
UTG	11/20/2013	11/20/2021	$8,000,000	0	0	0	$0
UG	6/2/2015	5/6/2022	10,000,000	0	0	0	0

The UTG line of credit carries interest at a fixed rate of 3.750% and is payable monthly. As collateral, UTG has pledged 100% of the  common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company.

During May of 2021, the Federal Home Loan Bank approved UG’s Cash Management Advance Application (“CMA”). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $12,129,569.

Note 6 – Shareholders’ Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock.  At a meeting of the Board of Directors in September of 2020, the Board of Directors of UTG authorized the repurchase of up to an additional $1.5 million of UTG’s common stock, for a total  repurchase of up to $20 million of UTG’s common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During the six months ended June 30, 2021, the Company repurchased 8,849 shares through the stock repurchase program for $238,971. Through June 30, 2021, UTG has spent $18,325,220 in the acquisition of 1,291,114 shares under this program.

During 2021, the Company issued 6,294 shares of stock to management and employees as compensation at a cost of $170,538. These awards are determined at the discretion of the Board of Directors.

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  For the six months ended June 30, 2021 and 2020, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

The following table represents the total funding commitments and the unfunded commitment as of June 30, 2021 related to certain investments:

	Total Funding Commitment	Unfunded Commitment
RLF III, LLC	$4,000,000	$398,120
Sovereign’s Capital, LP Fund I	500,000	13,000
Sovereign's Capital, LP Fund II	1,000,000	109,033
Sovereign's Capital, LP Fund III	3,000,000	1,033,840
Macritchie Storage II, LP	7,000,750	1,656,075
Garden City Companies, LLC	2,000,000	1,872,425
Carrizo Springs Music, LLC	5,000,000	2,252,211
Modern Distributors, Inc.	7,200,000	3,700,000
Legacy Venture X, LLC	3,000,000	2,760,000
QCC Investment Co., LLC	1,500,000	150,000

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

During 2018, the Company committed to fund a mortgage loan for Macritchie Storage II, LP (“Macritchie”). Macritchie makes draw requests on the loan as funds are needed to fund the construction project.

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

During 2020, the Company committed to invest in Legacy Venture X, LLC (“Legacy Venture X”), which is a fund of funds. Legacy Venture X makes capital calls to its investors as funds are needed.

During 2021, the Company committed to invest in QCC Investment Co., LLC (“QCC”). The funds are being utilized to purchase a manufacturing entity. QCC makes capital calls to its investors as funds are needed.

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	June 30,
	2021	2020
Interest	$0	$0
Federal income tax	0	2,110,000

	Six Months Ended
	June 30,
	2021	2020
Interest	$0	$0
Federal income tax	1,202,000	2,110,000

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

Because UTG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of June 30, 2021 and 2020, approximately 52% and 55%, respectively, of the Company’s total direct premium was collected from Illinois, Ohio, Texas and West Virginia. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 21% and 20% of total life insurance in force at June 30, 2021 and  December 31, 2020, respectively.  Insurance ceded represented 36% of premium income for the six months ended June 30, 2021 and 2020. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

The Company owns a variety of investments associated with the oil and gas industry. These investments represent approximately 24% and 20% of the Company’s total invested assets as of June 30, 2021 and December 31, 2020, respectively. The following table provides an allocation of the oil and gas investments by type.

June 30, 2021	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,292,850	$1,292,850
Equity securities, at fair value	62,439,697	0	62,439,697
Investment real estate	18,258,702	0	18,258,702
Notes receivable	6,000,000	0	6,000,000
Total	$86,698,399	$1,292,850	$87,991,249

December 31, 2020	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,268,670	$1,268,670
Equity securities, at fair value	41,551,468	0	41,551,468
Investment real estate	20,031,576	0	20,031,576
Notes receivable	6,000,000	0	6,000,000
Total	$67,583,044	$1,268,670	$68,851,714

At June 30, 2021 and December 31, 2020, the Company owned two equity securities that represented approximately 56% and 47%, respectively, of the total investments associated with the oil and gas industry.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s discussion and analysis of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively with the Parent, the “Company”).  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

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

During the six months ended June 30, 2021, there were no additions to or changes in the critical accounting policies disclosed in the 2020 Form 10-K.

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

On a consolidated basis, the Company reported net income attributable to common shareholders’ of approximately $16.0 million for the six-month period ended June 30, 2021 and net income attributable to common shareholders’ of approximately $1.8 million for the three-month period ended June 30, 2021.

For the six-month period ended June 30, 2020, the Company reported a net loss attributable to common shareholders’ of approximately $(3.3) million and net income attributable to common shareholders’ of approximately $11.7 million for the three-month period ended June 30, 2020.

Revenues

For the six-month period ended June 30, 2021, the Company reported total revenues of approximately $31.9 million an increase of approximately $25.3 million when compared to the same period in 2020.  The variance in total revenues from the prior year to the current year is mainly attributable to the change in fair value of equity securities during the periods. The Company reported total revenues of approximately $7.8 million for the three months ended June 30, 2021, a decrease of approximately $11.7 million when compared to the three-month period ended June 30, 2020.  For the quarter the fluctuation is also largely related to the change in the fair value of equity securities between the periods.

The Company reported revenue before net investment gains of approximately $7.5 million and $9.4 million for the six-months ended June 30, 2021 and 2020, respectively. Revenue before net investment gains decreased when comparing the current year and prior year results and is due to decreases in real estate income. For the three-months ended June 30, 2021, the Company reported revenue before net investment gains and losses of $3.8 million, down from $4.8 million from the same period in 2020.  The decrease between periods is largely attributable to real estate income.

Premium and policy fee revenues, net of reinsurance, were comparable for the six-months ended June 30, 2021 and June 30, 2020.  Premium and policy fee revenues, net of reinsurance, represented was $3.3 million and $3.4 million for the six-months ended June 30, 2021 and 2020, respectively.  Premium and policy fee revenues, net of reinsurance, represented was $1.6 million and $1.7 million for the three-months ended June 31, 2021, and 2020, respectively.  The decline in premiums is not unusual as the company writes minimal new business.

The following table summarizes our investment performance.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net investment income	$2,082,359	$3,021,654	$4,042,026	$5,851,840
Net investment gains (losses)	$4,071,013	$14,725,614	$24,395,938	$(2,784,323)
Change in net unrealized investment gains (losses) on available-for-sale securities, pre-tax	$195,136	$16,704,460	$20,375,015	$(688,477)

The following table reflects net investment income of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Fixed maturities available for sale	$1,176,332	$1,312,095	$2,379,814	$2,721,419
Equity securities	273,353	188,824	570,952	944,226
Trading securities	5,566	0	19,254	0
Mortgage loans	111,817	159,285	381,621	245,084
Real estate	778,605	1,635,847	1,333,329	2,242,504
Notes receivable	299,999	336,712	493,870	538,933
Policy loans	163,705	166,708	296,499	304,678
Cash and cash equivalents	0	4,132	0	103,080
Short-term	586	46,836	1,148	53,174
Total consolidated investment income	2,809,963	3,850,439	5,476,487	7,153,098
Investment expenses	(727,604)	(828,785)	(1,434,461)	(1,301,258)
Consolidated net investment income	$2,082,359	$3,021,654	$4,042,026	$5,851,840

Net investment income represented 54% and 62% of the Company's revenue before net investment gains (losses) as of June 30, 2021 and June 30, 2020, respectively.  When comparing current and prior year results, net investment income was comparable in a majority of the investment categories. Investment income earned by the fixed maturities, equity securities, and real estate investment portfolios represented approximately 78% and 83% of the total consolidated investment income for the six months ended June 30, 2021 and 2020, respectively.  These categories represented approximately 79% and 81% of the total consolidated investment income for the three-months ended June 30, 2021, and 2020, respectively.

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

Income from the fixed maturities investment portfolio represented 43% and 38% of the total consolidated investment income for the six-months ended June 30, 2021 and 2020, respectively. When comparing earnings from the fixed maturities portfolio for the six-months ended June 30, 2021 and 2020 income was down approximately 13% or $342,000. Fixed maturities continue to represent the largest investment type and asset class owned by the Company.

Income from the fixed maturities investment portfolio represented 42% and 34% of the total consolidated investment income for the three-months ended June 30, 2021 and 2020, respectively. When comparing earnings from the fixed maturities portfolio for the three-months ended June 30, 2021 and 2020 income was down approximately 10% or $136,000. Fixed maturities continue to represent the largest investment type and asset class owned by the Company.

Earnings from the equity securities investment portfolio represented approximately 10% and 13% of the total consolidated investment income report by the Company during the six-months ended June 30, 2021 and 2020, respectively.  Income from the equity securities portfolio was down approximately 40% or $373,000 when comparing 2021 and 2020 results.  This decrease is primarily due to the company partially selling their holdings in a specific dividend paying security during 2020. Income from the equity securities portfolio was comparable for the three-months ended June 30, 2021 and 2020.

The earnings reported by the real estate investment portfolio represented 24% and 31% of the total consolidated investment income reported by the Company during the six-months ended June 30, 2021 and 2020, respectively. Earnings from the real estate investment portfolio were down approximately 41% or $909,000 when comparing 2021 and 2020 results.

The earnings reported by the real estate investment portfolio represented 28% and 42% of the total consolidated investment income reported by the Company during the three-months ended June 30, 2021 and 2020, respectively. Earnings from the real estate investment portfolio were down approximately 52% or $857,000 when comparing 2021 and 2020 results. The variance between current and prior year results is primarily due to a one-time distribution from a specific real estate investment of approximately $1.1 million during the second quarter of 2020. The earnings from the real estate investment portfolio are expected to vary depending on the real estate activities and the potential distributions that may occur.

The following table reflects net realized investment gains (losses):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Other-than-temporary impairments	$(411,584)	$0	$(411,584)	$0
Fixed maturities available for sale	34,236	(53,260)	34,236	338,223
Equity securities	3,006,032	(1,925,586)	3,015,019	(2,434,069)
Real estate	1,247,193	0	1,383,252	0
Consolidated net realized investment gains	3,875,877	(1,978,846)	4,020,923	(2,095,846)
Change in fair value of equity securities	195,136	16,704,460	20,375,015	(688,477)
	$4,071,013	$14,725,614	$24,395,938	$(2,784,323)

Realized investment gains are the result of one-time events and are expected to vary from year to year.

In the December 31, 2020 Form 10-K filing, the Company disclosed that we received an offer to purchase investments in certain music royalties held in the form of equity securities. We continued to report on these transactions in the MD&A of the Company's 2020 quarterly Form 10-Q filings. The reported gain (loss) changed throughout 2020 as additional proceeds were received. The sales agreements contained holdback provisions for a portion of the sales price. Under the terms of the holdback, certain performance results must be achieved during 2020 to release additional sales proceeds to the sellers. At the time of closing, it was determined it was more likely than not that the royalty interests would not perform at the levels necessary to receive the holdback funds. Performance was reviewed throughout the year, and was better than anticipated, resulting in the holdback proceeds being released to the seller. A portion of this transaction flows through change in the fair value of equity securities and will be further discussed below.

Realized gains and losses from equity securities represent the difference between the fair value at the beginning of the reporting period and the fair value at the time of sale. The Company reported net realized gains of approximately $3 million for the three and six-month periods ended June 30, 2021. The sale of one equity security represented approximately $2.2 million of the realized gains on equity securities for the six-months ended June 30, 2021. The Company sold 2,500 shares of this common stock associated with the oil and gas industry. During the six-months ended June 30, 2021, the Company also reported additional gains of approximately $756,000 from the sales of the music royalties.

The Company reported a change in fair value of equity securities of approximately $20.4 million and $(0.7) million for the six-months ended June 30, 2021, and 2020, respectively.  This line item is material to the results reported in the Condensed Consolidated Statements of Operations.  While the six-months ended June 30, 2021 reflected very positive results, the onset of the pandemic in March 2020 resulted in the stock market taking a major downward swing.  At June 30, 2020, the Company reflected a loss on this line of approximately $(0.7) million.  While these results can be material and volatile, most of the equity holdings of the Company were acquired with a long-term view, thus making these intermediate changes in value of less concern to Management.  Management monitors its equity holdings looking more at the specific entity and market it is in relative to performance and less to changes due to general market swings that occur over the holding period of the investment.

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

Expenses

The Company reported total benefits and other expenses of approximately $11.8 million for the six-month period ended June 30, 2021, an increase of approximately 11% from the same period in 2020.  Benefits, claims and settlement expenses represented approximately 65% and 62% of the Company's total expenses for the six-month periods ended June 30, 2021 and 2020, respectively. The other major expense category of the Company is operating expenses, which represented approximately 32% and 35% of the Company's total expenses for the six-month periods ended June 30, 2021 and 2020, respectively.

The Company reported total benefits and other expenses of approximately $5.7 million for the three-month period ended June 30, 2021, an increase of approximately 9% from the same period in 2020.  Benefits, claims and settlement expenses represented approximately 66% and 64% of the Company's total expenses for the three-month periods ended June 30, 2021 and 2020, respectively. The other major expense category of the Company is operating expenses, which represented approximately 30% and 32% of the Company's total expenses for the three-month periods ended June 30, 2021 and 2020, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims were up approximately 16% or $1,000,000 when comparing the six months ended June 30, 2021 and 2020.  The same expense line items are up approximately 11% or $370,000 when comparing the three months ended June 30, 2021 and 2020.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

Early in the COVID-19 pandemic, the Company implemented a process to monitor death claims resulting from COVID-19. During the six-months ended June 30, 2021, the Company incurred total death benefits of approximately $600,000 with COVID-19 listed as the cause of death. The average death benefit of these policies was $8,800. The Company will continue to monitor COVID-19 death claims. Management noted a considerable decline in COVID claims during the second quarter of 2021.

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

Operating expenses increased approximately 4% in the six-month period ended June 30, 2021 as compared to the same period in 2020. Overall, expenses were comparable in all of the major expense categories.  Operating expenses increased approximately 2% in the three-month period ended June 30, 2021, as compared to the same period in 2020.  Overall expenses were comparable in all of the major expense categories.

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

Financial Condition

Investment Information

Investments represent approximately 84% and 82% of total assets at June 30, 2021 and December 31, 2020, respectively. Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments that it is permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company's investment portfolio is invested in a diverse set of securities.

As of June 30, 2021, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders' equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available-for-sale are carried at market, with changes in market value charged directly to shareholders' equity.  Changes in the market value of available for sale securities resulted in a net unrealized loss of approximately $(3.9) million and net unrealized gains of approximately $6.4 million for the six-month periods ended June 30, 2021 and 2020, respectively.  The variance in the net unrealized gains and losses is the result of normal market fluctuations and lower interest rates.

Capital Resources

Total shareholders' equity increased by approximately 9% as of June 30, 2021 compared to December 31, 2020. The increase is mainly attributable to an increase in retained earnings, which is the result of the current year net income reported by the Company.

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

Parent Company Liquidity - UTG is a holding company that has no day-to-day operations of its own.  Cash flows from UTG’s insurance subsidiary, UG, are used to pay costs associated with maintaining the Company in good standing with states in which it does business and purchasing outstanding shares of UTG stock.  UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  As of June 30, 2021, substantially all of the consolidated shareholders’ equity represents net assets of its subsidiaries.  During the second quarter of 2021, UG paid UTG a dividend of $3 million. During the third quarter of 2021, UG paid UTG a dividend of $1 million. Certain restrictions exist on the payment of dividends from the insurance subsidiary to the Parent company. Although these restrictions exist, dividend availability from the insurance subsidiary has historically been sufficient to meet the cash flow needs of the Parent company.

Insurance Subsidiary Liquidity - Sources of cash flows for the insurance subsidiary primarily consist of premium and investment income.  Cash outflows from operations include policy benefit payments, administrative expenses, taxes and dividends to the Parent company.

UG is an Ohio domiciled insurance company, which requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory net income or b) 10% of statutory capital and surplus.  For the year ended December 31, 2020, UG had statutory net income of approximately $6.3 million.  At December 31, 2020 UG's statutory capital and surplus amounted to approximately $70.6 million.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  During 2020, UG paid UTG ordinary dividends of $4 million. During the second quarter of 2021, UG paid UTG a dividend of $3 million and a $1 million dividend in the third quarter of 2021.  UTG used the dividends received during 2020 and 2021 to purchase outstanding shares of UTG stock and for general operations of the Company.

Short-Term Borrowings - An additional source of liquidity to the Parent company and its subsidiaries is the line of credit facilities extended to them. As of June 30, 2021, the Company and its subsidiaries had available $18 million in line of credit facilities.  The Company did not utilize its available credit facilities during 2020 or so far in 2021.  For additional information regarding the line of credit facilities, see Note 5 – Credit Arrangements in the Notes to the Condensed Consolidated Financial Statements.

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

Cash used in operating activities was approximately $6.3 million and $4.9 million in the six-month periods ended June 30, 2021 and 2020, respectively.  Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline.  Management anticipates future cash flows from operations to remain similar to historic trends.

During the six-month period ended June 30, 2021, the Company's investing activities used net cash of approximately $850,000. During the six-month period ended June 30, 2020, the Company's investing activities provided net cash of approximately $5.7 million. The Company recognized proceeds of approximately $32.8 million and $42.1 million from investments sold and matured during the six-month periods ended June 30, 2021 and 2020, respectively.  The Company used approximately $33.6 million and $36.4 million to acquire investments during the six-month periods ended June 30, 2021 and 2020, respectively.  The net cash provided by investing activities is expected to vary from year to year depending on market conditions and management’s ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was approximately $903,000 and $285,000 during the six-month periods ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, the Company had no debt outstanding with third parties.

The Company had cash and cash equivalents of approximately $31.0 million and $39.0 million as of June 30, 2021 and December 31, 2020, respectively.  The Company has a portfolio of marketable fixed maturity securities that could be sold, if an unexpected event were to occur.  These securities had a fair value of approximately $146.3 million and $165.8 million at June 30, 2021 and December 31, 2020, respectively. However, the strong cash flows from investing activities, investment maturities and the availability of the line of credit facilities make it unlikely that the Company would need to sell securities for liquidity purposes.  See Note 3 – Investments in the Notes to the Condensed Consolidated Financial Statements for detailed disclosures regarding the Company’s investment portfolio.

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

NONE

ITEM 1A.  RISK FACTORS

NONE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  MINE SAFETY DISCLOSURES

NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS

Exhibit Number	Description
*31.1	Certification of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Theodore C. Miller, Chief Financial Officer and Senior Vice President of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certificate of Theodore C. Miller, Chief Financial Officer and Senior Vice President of UTG, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101	Interactive Data File

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTG, INC.
(Registrant)

Date:	August 13, 2021	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	August 13, 2021	By	/s/ Theodore C. Miller
Theodore C. Miller
Senior Vice President and Chief Financial Officer