Form 10-Q
period 2021-09-30
UTG INC
filed 2021-11-12
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2021 was 3,166,235.

UTG, Inc.
(The “Company”)

Part 1.   Financial Information.
Item 1.  Financial Statements.

UTG, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2021	December 31, 2020*
ASSETS
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $127,050,431 and $146,017,864)	$140,988,739	$165,779,997
Equity securities, at fair value (cost $62,285,191 and $36,833,795)	112,993,332	78,075,187
Equity securities, at cost	14,543,343	14,389,189
Mortgage loans on real estate at amortized cost	16,362,520	20,802,365
Investment real estate	37,300,355	38,086,391
Notes receivable	24,150,142	17,682,296
Policy loans	7,839,724	8,590,524
Total investments	354,178,155	343,405,949

Cash and cash equivalents	24,113,715	39,025,754
Accrued investment income	1,042,484	1,341,643
Reinsurance receivables:
Future policy benefits	24,832,037	25,267,920
Policy claims and other benefits	4,595,374	3,988,088
Cost of insurance acquired	3,565,243	4,101,471
Property and equipment, net of accumulated depreciation	293,166	348,170
Income tax receivable	1,164,851	0
Other assets	1,366,168	1,577,098
Total assets	$415,151,193	$419,056,093

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$237,382,672	$243,990,881
Policy claims and benefits payable	4,330,434	4,169,569
Other policyholder funds	347,812	365,761
Dividend and endowment accumulations	14,652,254	14,836,158
Income taxes payable	0	268,497
Deferred income taxes	13,302,678	12,995,714
Trading securities, at fair value (proceeds $3,679 and $11,246)	3,679	12,219
Other liabilities	5,789,143	5,275,803
Total liabilities	275,808,672	281,914,602

Shareholders' equity:
Common stock - no par value, stated value $0.001 per share. Authorized 7,000,000 shares - 3,167,373 and 3,175,564 shares outstanding	3,168	3,176
Additional paid-in capital	32,800,852	33,025,018
Retained earnings	95,023,478	88,068,284
Accumulated other comprehensive income	10,983,419	15,584,241
Total UTG shareholders' equity	138,810,917	136,680,719
Noncontrolling interests	531,604	460,772
Total shareholders' equity	139,342,521	137,141,491
Total liabilities and shareholders' equity	$415,151,193	$419,056,093

* Balance sheet audited at December 31, 2020.

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Revenue:
Premiums and policy fees	$2,274,672	$2,285,170	$6,870,216	$7,020,901
Ceded reinsurance premiums and policy fees	(725,156)	(757,649)	(2,013,691)	(2,128,125)
Net investment income	2,134,293	2,231,360	6,176,319	8,083,200
Other income	92,998	111,775	282,203	264,589
Revenue before net investment gains (losses)	3,776,807	3,870,656	11,315,047	13,240,565
Net investment gains (losses):
Other-than-temporary impairments	18,129	0	(393,455)	0
Other realized investment gains, net	127,775	1,591,814	4,560,282	(504,032)
Change in fair value of equity securities	(9,380,710)	(2,115,401)	10,994,305	(2,803,878)
Total net investment gains (losses)	(9,234,806)	(523,587)	15,161,132	(3,307,910)
Total revenue	(5,457,999)	3,347,069	26,476,179	9,932,655

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	4,974,295	4,460,762	12,994,904	11,423,300
Ceded reinsurance benefits and claims	(904,913)	(966,260)	(1,891,579)	(1,954,371)
Annuity	246,362	250,486	739,455	742,023
Dividends to policyholders	68,243	70,125	242,527	256,445
Commissions and amortization of deferred policy acquisition costs	(37,464)	(35,865)	(94,372)	(99,541)
Amortization of cost of insurance acquired	178,383	186,214	536,228	558,639
Operating expenses	1,777,102	2,559,653	5,614,635	6,249,951
Total benefits and other expenses	6,302,008	6,525,115	18,141,798	17,176,446

Income (loss) before income taxes	(11,760,007)	(3,178,046)	8,334,381	(7,243,791)
Income tax (benefit) expense	(2,762,312)	(765,421)	1,308,355	(1,629,979)

Net income (loss)	(8,997,695)	(2,412,625)	7,026,026	(5,613,812)

Net income attributable to noncontrolling interests	(14,577)	(34,081)	(70,832)	(99,835)

Net income (loss) attributable to common shareholders	$(9,012,272)	$(2,446,706)	$6,955,194	$(5,713,647)

Amounts attributable to common shareholders
Basic income (loss) per share	$(2.84)	$(0.76)	$2.19	$(1.75)

Diluted income (loss) per share	$(2.84)	$(0.76)	$2.19	$(1.75)

Basic weighted average shares outstanding	3,169,328	3,221,049	3,173,755	3,256,217

Diluted weighted average shares outstanding	3,169,328	3,221,049	3,173,755	3,256,217

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Net income (loss)	$(8,997,695)	$(2,412,625)	$7,026,026	$(5,613,812)

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	(1,186,410)	169,058	(6,161,411)	8,237,909
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	249,146	(35,502)	1,293,896	(1,729,961)
Unrealized holding gains (losses) arising during period, net of tax	(937,264)	133,556	(4,867,515)	6,507,948

Less reclassification adjustment for (gains) losses included in net income	(39,762)	0	337,586	(338,223)
Tax expense (benefit) for gains included in net income (loss)	8,350	0	(70,893)	71,027
Reclassification adjustment for (gains) losses included in net income, net of tax	(31,412)	0	266,693	(267,196)
Subtotal: Other comprehensive income (loss), net of tax	(968,676)	133,556	(4,600,822)	6,240,752

Comprehensive income (loss)	(9,966,371)	(2,279,069)	2,425,204	626,940

Less comprehensive income attributable to noncontrolling interests	(14,577)	(34,081)	(70,832)	(99,835)

Comprehensive income (loss) attributable to UTG, Inc.	$(9,980,948)	$(2,313,150)	$2,354,372	$527,105

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three Months Ended September 30, 2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity

Balance at June 30, 2021	$3,174	$32,956,587	$104,035,750	$11,952,095	$517,027	$149,464,633
Common stock issued during year	0	0	0	0	0	0
Treasury shares acquired	(6)	(155,735)	0	0	0	(155,741)
Net income (loss) attributable to common shareholders	0	0	(9,012,272)	0	0	(9,012,272)
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(968,676)	0	(968,676)
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	0	0
Gain attributable to noncontrolling interest	0	0	0	0	14,577	14,577
Balance at September 30, 2021	$3,168	$32,800,852	$95,023,478	$10,983,419	$531,604	$139,342,521

Nine Months Ended September 30, 2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity

Balance at December 31, 2020	$3,176	$33,025,018	$88,068,284	$15,584,241	$460,772	$137,141,491
Common stock issued during year	7	170,531	0	0	0	170,538
Treasury shares acquired	(15)	(394,697)	0	0	0	(394,712)
Net income (loss) attributable to common shareholders	0	0	6,955,194	0	0	6,955,194
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(4,600,822)	0	(4,600,822)
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	0	0
Gain attributable to noncontrolling interest	0	0	0	0	70,832	70,832
Balance at September 30, 2021	$3,168	$32,800,852	$95,023,478	$10,983,419	$531,604	$139,342,521

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three Months Ended September 30, 2020	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity

Balance at June 30, 2020	$3,272	$35,780,640	$82,712,737	$15,085,110	$589,388	$134,171,147
Common stock issued during year	0	0	0	0	0	0
Treasury shares acquired	(95)	(2,724,078)	0	0	0	(2,724,173)
Net income attributable to common shareholders	0	0	(2,446,706)	0	0	(2,446,706)
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	133,556	0	133,556
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	0	0
Gain attributable to noncontrolling interest	0	0	0	0	34,081	34,081
Balance at September 30, 2020	$3,177	$33,056,562	$80,266,031	$15,218,666	$623,469	$129,167,905

Nine Months Ended September 30, 2020	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity

Balance at December 31, 2019	$3,279	$36,012,401	$85,979,678	$8,977,914	$523,634	$131,496,906
Common stock issued during year	7	218,282	0	0	0	218,289
Treasury shares acquired	(109)	(3,174,121)	0	0	0	(3,174,230)
Net income attributable to common shareholders	0	0	(5,713,647)	0	0	(5,713,647)
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	6,240,752	0	6,240,752
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	0	0
Gain attributable to noncontrolling interest	0	0	0	0	99,835	99,835
Balance at September 30, 2020	$3,177	$33,056,562	$80,266,031	$15,218,666	$623,469	$129,167,905

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$7,026,026	$(5,613,812)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	55,737	(87,559)
Other-than-temporary impairments	393,455	0
Realized investment gains (losses), net	(4,560,282)	504,032
Change in fair value of equity securities	(10,994,305)	2,803,878
Unrealized trading (gains) losses included in income	(1,329)	(1,581)
Realized trading (gains) losses included in income	(20,360)	0
Amortization of cost of insurance acquired	536,228	558,639
Depreciation and depletion	1,862,637	338,550
Stock-based compensation	170,538	218,289
Charges for mortality and administration of universal life and annuity products	(4,791,098)	(4,759,240)
Interest credited to account balances	2,940,521	3,014,030
Change in accrued investment income	299,159	431,837
Change in reinsurance receivables	(171,403)	122,415
Change in policy liabilities and accruals	(3,774,549)	(2,463,865)
Change in income taxes receivable (payable)	(1,433,348)	(458,729)
Change in other assets and liabilities, net	2,240,191	(3,373,186)
Net cash used in operating activities	(10,222,182)	(8,766,302)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	18,581,107	12,253,350
Equity securities	5,306,206	17,071,364
Trading securities	29,283	0
Mortgage loans	7,758,199	554,787
Real estate	5,973,637	8,513,461
Notes receivable	1,372,154	3,689,060
Policy loans	1,588,854	914,651
Short-term investments	0	10,500,000
Total proceeds from investments sold and matured	40,609,440	53,496,673
Cost of investments acquired:
Fixed maturities available for sale	(20,000)	(9,038,928)
Equity securities	(26,353,197)	(12,011,489)
Trading securities	(16,133)	5,584
Mortgage loans	(3,305,354)	(12,692,488)
Real estate	(5,507,777)	0
Notes receivable	(7,840,000)	(3,500,000)
Policy loans	(838,053)	(838,766)
Short-term investments	0	(7,890,228)
Total cost of investments acquired	(43,880,514)	(45,966,315)
Net cash provided by (used in) investing activities	(3,271,074)	7,530,358

Cash flows from financing activities:
Policyholder contract deposits	3,303,536	3,386,396
Policyholder contract withdrawals	(4,327,607)	(3,040,660)
Purchase of treasury stock	(394,712)	(3,174,230)
Net cash used in financing activities	(1,418,783)	(2,828,494)
Net increase (decrease) in cash and cash equivalents	(14,912,039)	(4,064,438)
Cash and cash equivalents at beginning of period	39,025,754	28,787,629
Cash and cash equivalents at end of period	$24,113,715	$24,723,191

See accompanying notes.

UTG, Inc.

Notes to Condensed Consolidated Financial Statements
 (Unaudited)

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of September 30, 2021, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  The Company’s results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other future period.

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

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates. At September 30, 2021, Mr. Correll owns or controls directly and indirectly approximately 65.14% of UTG’s outstanding stock.

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

Note 2 – Recently Issued Accounting Standards

During the nine months ended September 30, 2021, there were no additions to or changes in the critical accounting policies disclosed in the 2020 Form 10-K.

Note 3 – Investments

Available for Sale Securities – Fixed Maturity Securities

The Company’s insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in available for sale securities are summarized as follows:

September 30, 2021	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$23,263,171	$577,619	$0	$23,840,790
U.S. special revenue and assessments	8,542,535	995,872	0	9,538,407
All other corporate bonds	95,244,725	12,364,817	0	107,609,542
	$127,050,431	$13,938,308	$0	$140,988,739

December 31, 2020	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$36,285,535	$1,186,999	$0	$37,472,534
U.S. special revenue and assessments	11,556,980	1,382,164	0	12,939,144
All other corporate bonds	98,175,349	17,604,617	(411,647)	115,368,319
	$146,017,864	$20,173,780	$(411,647)	$165,779,997

The amortized cost and estimated market value of debt securities at September 30, 2021, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale September 30, 2021	Amortized Cost	Fair Value
Due in one year or less	$10,520,492	$10,617,273
Due after one year through five years	41,749,213	44,469,660
Due after five years through ten years	25,660,569	28,871,759
Due after ten years	22,208,169	25,380,790
Fixed maturities with no single maturity date	26,911,988	31,649,257
Total	$127,050,431	$140,988,739

The fair value of investments with sustained gross unrealized losses are as follows:

September 30, 2021	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
All other corporate bonds	$0	0	0	0	0	$0
Total fixed maturities	$0	0	0	0	0	$0

December 31, 2020	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
All other corporate bonds	$4,937	(63)	0	(411,584)	4,937	$(411,647)
Total fixed maturities	$4,937	(63)	0	(411,584)	4,937	$(411,647)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of September 30, 2021
Fixed maturities	0	0	0
As of December 31, 2020
Fixed maturities	1	1	2

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

Net Investment Gains (Losses)

The following table presents net investment gains (losses) and the change in net unrealized gains (losses) on investments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Realized gains:
Sales of fixed maturities	$21,631	$0	$55,867	$403,215
Sales of equity securities	19,344	646,353	3,038,551	1,634,911
Sales of real estate	104,204	869,756	1,487,456	869,756
Other	0	0	0	0
Total realized gains	145,179	1,516,109	4,581,874	2,907,882
Realized losses:
Sales of fixed maturities	0	0	0	(64,992)
Sales of equity securities	(17,404)	75,705	(21,592)	(3,346,922)
Sales of real estate	0	0	0	0
Other-than-temporary impairments	18,129	0	(393,455)	0
Other	0	0	0	0
Total realized losses	725	75,705	(415,047)	(3,411,914)
Net realized investment gains (losses)	145,904	1,591,814	4,166,827	(504,032)
Change in fair value of equity securities:
Change in fair value of equity securities held at the end of the period	(9,380,710)	(2,115,401)	10,994,305	(2,803,878)
Change in fair value of equity securities	(9,380,710)	(2,115,401)	10,994,305	(2,803,878)
Net investment gains (losses)	$(9,234,806)	$(523,587)	$15,161,132	$(3,307,910)
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$(1,186,410)	$169,058	$(6,161,411)	$8,237,909
Net increase (decrease)	$(1,186,410)	$169,058	$(6,161,411)	$8,237,909

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

The Company recognized an other-than-temporary impairment of $(393,455) on one fixed maturity security during 2021.  The other-than-temporary impairment was recognized due to the length of time the investment remained in an unrealized loss position. The Company did not recognize any other-than-temporary impairments during the nine month period ended September 30, 2020.

Cost Method Investments

The Company held equity investments with an aggregate cost of $14,543,343 and $14,389,189 at September 30, 2021 and December 31, 2020, respectively.  These equity investments were not reported at fair value because it is not practicable to estimate their fair values due to insufficient information being available. Management did not identify any events or changes in circumstances that might have a significant adverse effect on the reported value of those investments.  Based on Management’s evaluation of the expected cash flow of the investments, and the Company’s ability and intent to hold the investments for a reasonable period of time, the Company does not deem an other-than-temporary impairment necessary at September 30, 2021.

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Condensed Consolidated Statements of Operations.  Trading securities include exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities are securities sold short. A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  The fair value of derivatives included in trading security assets and trading security liabilities as of September 30, 2021 was $0 and $3,679, respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of  December 31, 2020 was $0 and $12,219, respectively.  Earnings from trading securities are classified in cash flows from operating activities. The derivatives held by the Company are for income generation purposes only.

Trading revenue charged to net investment income from trading securities was:

	Three Months Ended
	September 30,
	2021	2020
Net unrealized gains (losses)	$379	$1,581
Net realized gains (losses)	2,056	0
Net unrealized and realized gains (losses)	$2,435	$1,581

	Nine Months Ended
	September 30,
	2021	2020
Net unrealized gains (losses)	$1,329	$1,581
Net realized gains (losses)	20,360	0
Net unrealized and realized gains (losses)	$21,689	$1,581

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

During the nine months ended September 30, 2021 and 2020, the Company acquired $3,305,354 and $12,692,488 in mortgage loans, respectively.  FSNB services the majority of the Company’s mortgage loan portfolio.  The Company pays FSNB a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

During 2021 and 2020, the maximum and minimum lending rates for mortgage loans were:

	2021		2020
	Maximum rate	Minimum rate	Maximum rate	Minimum rate
Farm Loans	5.00%	4.50%	4.50%	4.50%
Commercial Loans	5.25%	4.10%	5.25%	4.24%
Residential Loans	5.00%	4.95%	4.95%	4.95%

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

A mortgage loan reserve is established and adjusted based on Management’s quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The mortgage loan reserve was $0 at September 30, 2021 and December 31, 2020.

The following table summarizes the mortgage loan holdings of the Company for the periods ended:

	September 30, 2021	December 31, 2020
In good standing	$14,281,747	$18,704,351
Overdue interest over 90 days	2,080,773	2,098,014
Total mortgage loans	$16,362,520	$20,802,365

Investment Real Estate

Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of 3 to 30 years. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the nine months ended September 30, 2021, no impairments were recognized on the investment real estate.

Note 4 - Fair Value Measurements of the Condensed Consolidated Financial Statements provides further information regarding the fair value of financial instruments that are not measured at fair value. The investment real estate owned by the Company is included in this portion of the Note 4 - Fair Value Measurements disclosure.

The following table provides an allocation of the Company’s investment real estate by type:

	September 30, 2021	December 31, 2020
Raw land	$13,765,285	$11,727,103
Commercial	2,654,217	3,530,064
Residential	2,961,360	2,797,648
Land, minerals and royalty interests	17,919,493	20,031,576
Total investment real estate	$37,300,355	$38,086,391

The Company’s investment real estate portfolio includes ownership in oil and gas royalties. As of September 30, 2021 and December 31, 2020, investments in oil and gas royalties represented 48% and 53%, respectively, of the total investment real estate portfolio.  See Note 9 – Concentrations of Credit Risk of the Condensed Consolidated Financial Statements for additional information regarding the allocation of the oil and gas investment real estate holdings by industry type.

Gains and losses recognized on the disposition of the properties are recorded as realized gains and losses in the Condensed Consolidated Statements of Operations. During the nine months ended  September 30, 2021 and 2020, the Company acquired $5,507,777 and $0 of investment real estate, respectively.

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. The valuation allowance as of  September 30, 2021 and December 31, 2020 was $0. Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status. During the nine months ended September 30, 2021 and 2020 the Company acquired  $7,840,000 and $3,500,000 of notes receivable, respectively.

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

During the nine months ended September 30, 2021 and 2020, the Company acquired $0 and $7,890,228, respectively, in short-term investments.

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

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:
September 30, 2021	Level 1	Level 2	Level 3	Net Asset Value	Total
Financial assets:
Fixed maturities available for sale:
U.S. Government and government agencies and authorities	$23,840,790	$0	$0	$0	$23,840,790
U.S. special revenue and assessments	0	9,538,407	0	0	9,538,407
Corporate securities	0	107,609,542	0	0	107,609,542
Total fixed maturities	23,840,790	117,147,949	0	0	140,988,739
Equity securities:
Common stocks	38,082,609	15,857,150	4,502,391	53,278,093	111,720,243
Preferred stocks	0	26,089	1,247,000	0	1,273,089
Total equity securities	38,082,609	15,883,239	5,749,391	53,278,093	112,993,332
Total financial assets	$61,923,399	$133,031,188	$5,749,391	$53,278,093	$253,982,071

Liabilities
Trading securities	$(3,679)	$0	$0	$0	$(3,679)

December 31, 2020	Level 1	Level 2	Level 3	Net Asset Value	Total
Financial assets:
Fixed maturities available for sale:
U.S. Government and government agencies and authorities	$37,472,534	$0	$0	$0	$37,472,534
U.S. special revenue and assessments	0	12,939,144	0	0	12,939,144
Corporate securities	0	115,368,319	0	0	115,368,319
Total fixed maturities	37,472,534	128,307,463	0	0	165,779,997
Equity securities:
Common stocks	28,477,005	15,922,869	3,161,120	30,496,625	78,057,619
Preferred stocks	0	17,568	0	0	17,568
Total equity securities	28,477,005	15,940,437	3,161,120	30,496,625	78,075,187
Total financial assets	$65,949,539	$144,247,900	$3,161,120	$30,496,625	$243,855,184

Liabilities
Trading securities	$(12,219)	$0	$0	$0	$(12,219)

The following is a description of the valuation techniques used the by Company to measure assets reported at fair value on a recurring basis. There have been no significant changes in the valuation techniques utilized by the Company for the nine months ended September 30, 2021.

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
	Equity Securities at Fair Value	Equity Securities at Net Asset Value	Total
Balance at December 31, 2020	$3,161,120	$30,496,625	$33,657,745
Realized gains (losses)	756,307	0	756,307
Unrealized gains (losses)	(180,336)	5,626,595	5,446,259
Purchases	2,768,607	17,154,873	19,923,480
Sales	(756,307)	0	(756,307)
Balance at September 30, 2021	$5,749,391	$53,278,093	$59,027,484

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at September 30, 2021 and December 31, 2020 may include changes in fair value that were attributable to both observable and unobservable inputs.

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

Financial Assets	Fair Value at September 30, 2021	Fair Value at December 31, 2020	Valuation Technique
Equities	$53,278,093	$30,496,625	Net Asset Value
Equities	5,749,391	3,161,120	Pricing Model
Total	$59,027,484	$33,657,745

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

Investments in Certain Entities Carried at Fair Value Using Net Asset Value per Share

Investment Company	Fair Value at September 30, 2021	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Common Stocks
Growth Equity
Redeemable	$26,967,424	$0	Quarterly	45 days
Non-Redeemable	26,310,669	5,757,912	n/a	n/a
Total	$53,278,093	$5,757,912

Investment Company	Fair Value at December 31, 2020	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Common Stocks
Growth Equity
Redeemable	$21,713,727	$0	Quarterly	45 days
Non-Redeemable	8,782,898	6,856,072	n/a	n/a
Total	$30,496,625	$6,856,072

Fair Value Measurements on a Nonrecurring Basis

Certain assets are not carried at fair value on a recurring basis. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the Condensed Consolidated Financial Statements. The Company did not recognize any re-measurements or impairments of financial instruments at September 30, 2021 or December 31, 2020.
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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Carrying	Estimated
September 30, 2021	Amount	Fair Value	Level 1	Level 2	Level 3
Common stock, at cost	$5,860,000	5,860,000	0	0	5,860,000
Preferred stock, at cost	8,683,343	8,683,343	0	0	8,683,343
Mortgage loans on real estate	16,362,520	16,362,520	0	0	16,362,520
Investment real estate	37,300,355	87,894,540	0	0	87,894,540
Notes receivable	24,150,142	24,151,067	0	0	24,151,067
Policy loans	7,839,724	7,839,724	0	0	7,839,724

	Carrying	Estimated
December 31, 2020	Amount	Fair Value	Level 1	Level 2	Level 3
Common stock, at cost	$5,860,000	5,860,000	0	0	5,860,000
Preferred stock, at cost	8,529,189	8,529,189	0	0	8,529,189
Mortgage loans on real estate	20,802,365	20,802,365	0	0	20,802,365
Investment real estate	38,086,391	82,689,332	0	0	82,689,332
Notes receivable	17,682,296	17,709,894	0	0	17,709,894
Policy loans	8,590,524	8,590,524	0	0	8,590,524

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

Note 5 – Credit Arrangements

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2020	Borrowings	Repayments	September 30, 2021
Lines of Credit:
UTG	11/20/2013	11/20/2021	$8,000,000	0	0	0	$0
UG	6/2/2015	5/6/2022	10,000,000	0	0	0	0

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

During the fourth quarter of 2021, Management made the business decision to pledge additional collateral to the Federal Home Loan Bank in order to increase the Company's borrowing capacity. The Company submitted, and the Federal Home Loan Bank approved, a new Cash Management Advance ("CMA") with a collateral lendable value of $25 million. This CMA replaces the CMA that was approved in May of 2021 for $10 million. During October of 2021, the Company borrowed $3 million on the CMA and Management will utilize the funds for investing activities. The interest rate on the borrowed funds is variable and currently is 0.24%.

The CMA is a source of overnight liquidity utilized to address the day-to-day cash needs of a Company. In order to provide the Company with multiple lending options, Management also applied for, and the FHLB approved, the Company's Repurchase ("REPO") Advance Application for $25 million. The REPO Advance requires a minimum borrowing of $15 million and provides financing for one day to one year at a fixed rate of interest. The Company has enough qualifying investments for collateral pledging of $25 million total against these two borrowing vehicles.

Note 6 – Shareholders’ Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock.  At a meeting of the Board of Directors in September of 2020, the Board of Directors of UTG authorized the repurchase of up to an additional $1.5 million of UTG’s common stock, for a total  repurchase of up to $20 million of UTG’s common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During the nine months ended September 30, 2021, the Company repurchased 14,485 shares through the stock repurchase program for $394,712. Through September 30, 2021, UTG has spent $18,480,960 in the acquisition of 1,296,750 shares under this program.

During 2021, the Company issued 6,294 shares of stock to management and employees as compensation at a cost of $170,538. These awards are determined at the discretion of the Board of Directors.

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  For the nine months ended September 30, 2021 and 2020, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

The following table represents the total funding commitments and the unfunded commitment as of September 30, 2021 related to certain investments:

	Total Funding Commitment	Unfunded Commitment
RLF III, LLC	$4,000,000	$398,120
Sovereign’s Capital, LP Fund I	500,000	13,000
Sovereign's Capital, LP Fund II	1,000,000	109,033
Sovereign's Capital, LP Fund III	3,000,000	1,033,840
Macritchie Storage II, LP	7,000,750	1,656,075
Garden City Companies, LLC	2,000,000	1,855,039
Carrizo Springs Music, LLC	5,000,000	1,783,461
Legacy Venture X, LLC	3,000,000	2,610,000
QCC Investment Co., LLC	1,500,000	150,000
Great American Media Group, LLC	4,000,000	2,160,000

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

During 2021, the Company committed to fund a collateral loan for Great American Media Group, LLC (“GAM”). GAM makes draw requests on the loan as funds are needed to fund the operating needs of the Company.

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	September 30,
	2021	2020
Interest	$0	$0
Federal income tax	0	419,000

	Nine Months Ended
	September 30,
	2021	2020
Interest	$0	$0
Federal income tax	1,202,000	2,529,000

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

Because UTG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of September 30, 2021 and 2020, approximately 53% and 55%, respectively, of the Company’s total direct premium was collected from Illinois, Ohio, Texas and West Virginia. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 21% and 20% of total life insurance in force at September 30, 2021 and  December 31, 2020, respectively.  Insurance ceded represented 37% of premium income for the nine months ended September 30, 2021 and 2020. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

The Company owns a variety of investments associated with the oil and gas industry. These investments represent approximately 23% and 20% of the Company’s total invested assets as of September 30, 2021 and December 31, 2020, respectively. The following table provides an allocation of the oil and gas investments by type.

September 30, 2021	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,273,340	$1,273,340
Equity securities, at fair value	56,318,232	0	56,318,232
Investment real estate	17,919,493	0	17,919,493
Notes receivable	6,000,000	0	6,000,000
Total	$80,237,725	$1,273,340	$81,511,065

December 31, 2020	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,268,670	$1,268,670
Equity securities, at fair value	41,551,468	0	41,551,468
Investment real estate	20,031,576	0	20,031,576
Notes receivable	6,000,000	0	6,000,000
Total	$67,583,044	$1,268,670	$68,851,714

At September 30, 2021 and December 31, 2020, the Company owned two equity securities that represented approximately 52% and 47%, respectively, of the total investments associated with the oil and gas industry.

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

During the nine months ended September 30, 2021, there were no additions to or changes in the critical accounting policies disclosed in the 2020 Form 10-K.

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

On a consolidated basis, the Company reported net income attributable to common shareholders’ of approximately $7.0 million for the nine-month period ended September 30, 2021, and a net loss attributable to common shareholders’ of approximately $(9.0) million for the three-month period ended September 30, 2021.

For the nine-month period ended September 30, 2020, the Company reported a net loss attributable to common shareholders’ of approximately $(5.7) million and a net loss attributable to common shareholders’ of approximately $(2.4) million for the three-month period ended September 30, 2020.

Revenues

For the nine-month period ended September 30, 2021, the Company reported total revenues of approximately $26.5 million an increase of approximately $16.5 million when compared to the same period in 2020.  The variance in total revenues from the prior year to the current year is mainly attributable to the change in fair value of equity securities during the periods. The Company reported total revenues of approximately $(5.5) million for the three-months ended September 30, 2021, a decrease of approximately $8.8 million when compared to the three-month period ended September 30, 2020.  For the quarter the fluctuation is also largely related to the change in the fair value of equity securities between the periods.

The Company reported revenue before net investment gains of approximately $11.3 million and $13.2 million for the nine-months ended September 30, 2021 and 2020, respectively. Revenue before net investment gains decreased when comparing the current year and prior year results and is due to decreases in income from real estate, equity securities, and fixed maturities. For the three-months ended September 30, 2021, the Company reported revenue before net investment gains and losses of $3.8 million, which is comparable to $3.9 million from the same period in 2020.

Premium and policy fee revenues, net of reinsurance, were comparable for the nine-months ended September 30, 2021 and September 30, 2020.  Premium and policy fee revenues, net of reinsurance, was $4.9 million for the nine-months ended September 30, 2021 and 2020.  Premium and policy fee revenues, net of reinsurance, was $1.5 million three-months ended September 31, 2021, and 2020, respectively.

The following table summarizes our investment performance.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net investment income	$2,134,293	$2,231,360	$6,176,319	$8,083,200
Net investment gains (losses)	$(9,234,806)	$(523,587)	$15,161,132	$(3,307,910)
Change in net unrealized investment gains (losses) on equity securities, pre-tax	$(9,380,710)	$(2,115,401)	$10,994,305	$(2,803,878)

The following table reflects net investment income of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Fixed maturities available for sale	$1,107,003	$1,301,923	$3,486,817	$4,023,342
Equity securities	349,007	238,082	919,959	1,182,308
Trading securities	2,435	1,581	21,689	1,581
Mortgage loans	142,195	147,202	523,816	392,286
Real estate	914,425	563,306	2,247,754	2,805,810
Notes receivable	244,679	244,473	738,549	783,406
Policy loans	130,394	139,602	426,893	444,280
Cash and cash equivalents	0	38,429	0	141,509
Short-term	755	284	1,903	53,458
Total consolidated investment income	2,890,893	2,674,882	8,367,380	9,827,980
Investment expenses	(756,600)	(443,522)	(2,191,061)	(1,744,780)
Consolidated net investment income	$2,134,293	$2,231,360	$6,176,319	$8,083,200

Net investment income represented 55% and 61% of the Company's revenue before net investment gains (losses) as of September 30, 2021 and 2020, respectively.  When comparing current and prior year results, net investment income has decreased by approximately 24% or $(1.9) million. Investment income earned by the fixed maturities, equity securities, and real estate investment portfolios represented approximately 80% and 82% of the total consolidated investment income for the nine months ended September 30, 2021 and 2020, respectively.  These categories represented approximately 82% and 79% of the total consolidated investment income for the three-months ended September 30, 2021, and 2020, respectively.

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

Income from the fixed maturities investment portfolio represented 42% and 41% of the total consolidated investment income for the nine-months ended September 30, 2021 and 2020, respectively. When comparing earnings from the fixed maturities portfolio for the nine-months ended September 30, 2021 and 2020 income was down approximately 13% or $537,000.  The variance between years is due to the sale of some fixed maturity investments during the second quarter of 2021. Fixed maturities continue to represent the largest investment type and asset class owned by the Company.

Income from the fixed maturities investment portfolio represented 38% and 49% of the total consolidated investment income for the three-months ended September 30, 2021 and 2020, respectively. When comparing earnings from the fixed maturities portfolio for the three-months ended September 30, 2021 and 2020 income was down approximately 15% or $195,000. The variance between years is due to the sale of some fixed maturity investments during the second quarter of 2021. Fixed maturities continue to represent the largest investment type and asset class owned by the Company.

Earnings from the equity securities investment portfolio represented approximately 11% and 12% of the total consolidated investment income report by the Company during the nine-months ended September 30, 2021 and 2020, respectively.  Income from the equity securities portfolio was down approximately 22% or $262,000 when comparing 2021 and 2020 results.  This decrease is primarily due to the Company partially selling their holdings in a specific dividend paying security during 2020.

Earnings from the equity securities investment portfolio represented approximately 12% and 9% of the total consolidated investment income report by the Company during the three-months ended September 30, 2021 and 2020, respectively.  Income from the equity securities portfolio was comparable when comparing 2021 and 2020 results.

The earnings reported by the real estate investment portfolio represented 27% and 29% of the total consolidated investment income reported by the Company during the nine-months ended September 30, 2021 and 2020, respectively. Earnings from the real estate investment portfolio were down approximately 20% or $559,000 when comparing 2021 and 2020 results. The variance between current and prior year results is primarily due to a distribution from specific holdings within the real estate investment portfolio during the prior year.

The earnings reported by the real estate investment portfolio represented 32% and 21% of the total consolidated investment income reported by the Company during the three-months ended September 30, 2021 and 2020, respectively. Earnings from the real estate investment portfolio were up approximately 62% or $350,000 when comparing 2021 and 2020 results. The variance between current and prior year results is primarily due to distributions from specific holdings within the real estate investment portfolio associated with the oil and gas industry.  The rise in oil prices combined with some of these holdings reaching full depletion has driven real estate income higher.

The following table reflects net realized investment gains (losses):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Other-than-temporary impairments	$18,129	$0	$(393,455)	$0
Fixed maturities available for sale	21,631	0	55,867	338,223
Equity securities	1,939	722,058	3,016,958	(1,712,011)
Real estate	104,205	869,756	1,487,457	869,756
Consolidated net realized investment gains	145,904	1,591,814	4,166,827	(504,032)
Change in fair value of equity securities	(9,380,710)	(2,115,401)	10,994,305	(2,803,878)
	$(9,234,806)	$(523,587)	$15,161,132	$(3,307,910)

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

Realized gains and losses from equity securities represent the difference between the fair value at the beginning of the reporting period and the fair value at the time of sale. The Company reported net realized gains of approximately $4.6 million for the nine-month period ended September 30, 2021. The sale of one equity security represented approximately $2.2 million of the realized gains for the nine-months ended September 30, 2021. The Company sold 2,500 shares of this common stock associated with the oil and gas industry. During the nine-months ended September 30, 2021, the Company also reported additional gains of approximately $756,000 from the sales of the music royalties and gains of approximately $1.2 million from the sale of a specific real estate holding.

The Company reported a change in fair value of equity securities of approximately $11.0 million and $(2.8) million for the nine-months ended September 30, 2021, and 2020, respectively.  This line item is material to the results reported in the Condensed Consolidated Statements of Operations.  While the nine-months ended September 30, 2021 reflected very positive results, the onset of the pandemic in March 2020 resulted in the stock market taking a major downward swing.  At September 30, 2020, the Company reflected a loss on this line of approximately $(2.8) million.  While these results can be material and volatile, most of the equity holdings of the Company were acquired with a long-term view, thus making these intermediate changes in value of less concern to Management.  Management monitors its equity holdings looking more at the specific entity and market it is in relative to performance and less to changes due to general market swings that occur over the holding period of the investment.

While the Company had seen significant positive results on its equity investments through second quarter, a pull back in third quarter reduced the year to date gains and resulted in losses for the current period.  Management believes its current equity investments continue to be solid investments for the Company and have further growth potential; however, changes in market conditions could cause volatility in market prices.

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

Expenses

The Company reported total benefits and other expenses of approximately $18.1 million for the nine-month period ended September 30, 2021, an increase of approximately 6% from the same period in 2020.  Benefits, claims and settlement expenses represented approximately 67% and 61% of the Company's total expenses for the nine-month periods ended September 30, 2021 and 2020, respectively. The other major expense category of the Company is operating expenses, which represented approximately 31% and 36% of the Company's total expenses for the nine-month periods ended September 30, 2021 and 2020, respectively.

The Company reported total benefits and other expenses of approximately $6.3 million for the three-month period ended September 30, 2021, a decrease of approximately 3% from the same period in 2020.  Benefits, claims and settlement expenses represented approximately 70% and 58% of the Company's total expenses for the three-month periods ended September 30, 2021 and 2020, respectively. The other major expense category of the Company is operating expenses, which represented approximately 28% and 39% of the Company's total expenses for the three-month periods ended September 30, 2021 and 2020, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims were up approximately 15% or $1.6 million when comparing the nine months ended September 30, 2021 and 2020.  The same expense line items are up approximately 15% or $569,000 when comparing the three months ended September 30, 2021 and 2020.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and no specific cause for the increase has been identified by management.
Early in the COVID-19 pandemic, the Company implemented a process to monitor death claims resulting from COVID-19. During the nine-months ended September 30, 2021, the Company incurred total death benefits of approximately $647,000 with COVID-19 listed as the cause of death. The average death benefit of these policies was $8,500. The Company will continue to monitor COVID-19 death claims. Management noted a considerable decline in COVID-19 claims during the second and third quarters of 2021.

Changes in policyholder reserves, or future policy benefits, also impact this line item.  Reserves are calculated on an individual policy basis and generally increase over the life of the policy as a result of additional premium payments and acknowledgment of increased risk as the insured continues to age.

The short-term impact of policy surrenders is negligible since a reserve for future policy benefits payable is held which is, at a minimum, equal to and generally greater than the cash surrender value of a policy.  The benefit of fewer policy surrenders is primarily received over a longer time period through the retention of the Company’s asset base. The surrender process has been impacted by temporary state rulings that were implemented as a result of COVID-19 and in some cases did not allow life insurance companies to lapse policies temporarily during 2020 ant the first half of 2021.  As these moratoriums on policy lapses expire beginning in Q3 of 2021 we have seen an increase in surrenders as we work through the backlog of policies ready to lapse, we expect to be completed working through this backlog by year end.

Operating expenses decreased approximately 10% in the nine-month period ended September 30, 2021 as compared to the same period in 2020. Overall, expenses were comparable in all of the major expense categories.  Operating expenses decreased approximately 31% in the three-month period ended September 30, 2021, as compared to the same period in 2020. The variance in the operating expenses is the result of a charitable contribution accrual made in third the quarter of 2020 of approximately $780,000 compared to the $100,000 that was accrued in the third quarter of 2021.

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

Financial Condition

Investment Information

Investments represent approximately 85% and 82% of total assets at September 30, 2021 and December 31, 2020, respectively. Accordingly, investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments that it is permitted to make and the amount of funds that may be used for any one type of investment.  In light of these statutes and regulations, the majority of the Company's investment portfolio is invested in a diverse set of securities.

As of September 30, 2021, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders' equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available-for-sale are carried at market, with changes in market value charged directly to shareholders' equity.  Changes in the market value of available for sale securities resulted in a net unrealized loss of approximately $(4.6) million for the nine-month period ended September 30, 2021.  The variance in the net unrealized gains and losses is the result of normal market fluctuations.

Capital Resources

Total shareholders' equity increased by approximately 2% as of September 30, 2021 compared to December 31, 2020. The increase is mainly attributable to an increase in retained earnings, which is the result of the current year net income reported by the Company.

The Company's investment portfolio provides sufficient return to cover future obligations.  The Company carries all of its fixed maturity holdings as available for sale, which are reported in the Condensed Consolidated Financial Statements at their market value.

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

Parent Company Liquidity - UTG is a holding company that has no day-to-day operations of its own.  Cash flows from UTG’s insurance subsidiary, UG, are used to pay costs associated with maintaining the Company in good standing with states in which it does business and purchasing outstanding shares of UTG stock.  UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  As of September 30, 2021, substantially all of the consolidated shareholders’ equity represents net assets of its subsidiaries.  During the second quarter of 2021, UG paid UTG a dividend of $3 million. During the third quarter of 2021, UG paid UTG two dividends of $1 million each. Certain restrictions exist on the payment of dividends from the insurance subsidiary to the Parent company. Although these restrictions exist, dividend availability from the insurance subsidiary has historically been sufficient to meet the cash flow needs of the Parent company.

Insurance Subsidiary Liquidity - Sources of cash flows for the insurance subsidiary primarily consist of premium and investment income.  Cash outflows from operations include policy benefit payments, administrative expenses, taxes and dividends to the Parent company.

UG is an Ohio domiciled insurance company, which requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory net income or b) 10% of statutory capital and surplus.  For the year ended December 31, 2020, UG had statutory net income of approximately $6.3 million.  At December 31, 2020 UG's statutory capital and surplus amounted to approximately $70.6 million.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  During 2020, UG paid UTG ordinary dividends of $4 million. During the second quarter of 2021, UG paid UTG a dividend of $3 million and two $1 million dividends in the third quarter of 2021.  UTG used the dividends received during 2020 and 2021 to purchase outstanding shares of UTG stock and for general operations of the Company.

Short-Term Borrowings - During the fourth quarter of 2021, Management made the business decision to pledge additional collateral to the Federal Home Loan Bank in order to increase the Company's borrowing capacity. The Company submitted, and the Federal Home Loan Bank approved, a new Cash Management Advance (CMA) with a collateral lendable value of $25 million This CMA replaces the CMA that was approved in May of 2021 for $10 million. During October of 2021, the Company borrowed $3 million on the CMA and Management will utilize the funds for investing activities. The interest rate on the borrowed funds is variable and currently is 0.24%.

The CMA is a source of overnight liquidity utilized to address the day-to-day cash needs of a Company. In order to provide the Company with multiple lending options, Management also applied for, and the FHLB approved, the Company's Repurchase (REPO) Advance Application for $25 million. The REPO Advance requires a minimum borrowing of $15 million and provides financing for one day to one year at a fixed rate of interest.  The Company has enough qualifying investments for collateral pledging of $25 million total against these two borrowing vehicles.

Cash used in operating activities was approximately $10.2 million and $8.8 million in the nine-month periods ended September 30, 2021 and 2020, respectively.  Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline.  Management anticipates future cash flows from operations to remain similar to historic trends.

During the nine-month period ended September 30, 2021, the Company's investing activities used net cash of approximately $3.3 million. During the nine-month period ended September 30, 2020, the Company's investing activities provided net cash of approximately $7.5 million. The Company recognized proceeds of approximately $40.6 million and $53.5 million from investments sold and matured during the nine-month periods ended September 30, 2021 and 2020, respectively.  The Company used approximately $43.9 million and $46.0 million to acquire investments during the nine-month periods ended September 30, 2021 and 2020, respectively.  The net cash provided by investing activities is expected to vary from year to year depending on market conditions and management’s ability to find and negotiate favorable investment agreements.

Net cash used in financing activities was approximately $1.4 million and $2.8 million during the nine-month periods ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, the Company had no debt outstanding with third parties.

The Company had cash and cash equivalents of approximately $24.1 million and $39.0 million as of September 30, 2021 and December 31, 2020, respectively.  The Company has a portfolio of marketable fixed maturity securities that could be sold, if an unexpected event were to occur.  These securities had a fair value of approximately $141.0 million and $165.8 million at September 30, 2021 and December 31, 2020, respectively. However, investment maturities and the availability of the line of credit facilities make it unlikely that the Company would need to sell securities for liquidity purposes.  See Note 3 – Investments in the Notes to the Condensed Consolidated Financial Statements for detailed disclosures regarding the Company’s investment portfolio.

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
**101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements (detail tagged).

**104	Cover Page Interactive Data File (formatted in iXBRL and included in exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTG, INC.
(Registrant)

Date:	November 12, 2021	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	November 12, 2021	By	/s/ Theodore C. Miller
Theodore C. Miller
Senior Vice President and Chief Financial Officer