Form 10-K
period 2021-12-31
UTG INC
filed 2022-03-25
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________

Commission File Number 000-16867

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐    No ☒

As of June 30, 2021, shares of the Registrant’s common stock held by non-affiliates (based upon the price of the last sale of $31.00 per share), had an aggregate market value of approximately $29,565,258.

At January 31, 2022 the Registrant had 3,165,631 outstanding shares of common stock, stated value $.001 per share.

Documents incorporated by reference: None
UTG, Inc.
Form 10-K
Year Ended December 31, 2021

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

PART I

Item 1. Business

General

The Holding Company - UTG, Inc. (the “Registrant”, “Company” or “UTG”) is an insurance holding company incorporated in the state of Delaware in 2005 and headquartered in Stanford, KY. The Company’s principal subsidiary is Universal Guaranty Life Insurance Company (“UG”). The Registrant and its primary subsidiary have only one significant segment, insurance.

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

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC, a Kentucky corporation, (“FSF”) and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At December 31, 2021, Mr. Correll owns or controls directly and indirectly approximately 65% of UTG’s outstanding stock.

At December 31, 2021, the Company had consolidated assets of $438 million, consolidated liabilities of $297 million and total shareholders’ equity of $141 million. The Company’s consolidated liabilities include policyholder liabilities and accruals of $254 million.

The Company’s principal executive office is located at 205 North Depot Street, Stanford, Kentucky 40484. The Company’s telephone number is 217-241-6300.

The Insurance Company - Universal Guaranty Life Insurance Company is an Ohio domiciled life insurance company and is licensed in 37 states.  The Company’s dominant business is individual life insurance, which includes the servicing of existing insurance business in-force, the acquisition of other companies in the insurance business, and the administration processing of life insurance business for other entities. The Insurance Company’s operations are conducted through its administrative office located in Stanford, Kentucky.

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

The Company’s reinsured business is ceded to numerous reinsurers.  The Company monitors the solvency of its reinsurers in seeking to minimize the risk of loss in the event of a failure by one of the parties.  The Company is primarily liable to the insureds even if the reinsurers are unable to meet their obligations.  The primary reinsurers of the Company are large, well-capitalized entities.  See Note 4 - Reinsurance in the Notes to the Consolidated Financial Statements for additional information regarding the Company’s reinsurance activities.

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

The liabilities for traditional life insurance and accident and health insurance policy benefits are computed using a net level method.  These liabilities include assumptions as to investment yields, mortality, withdrawals, and other assumptions based on the life insurance subsidiary’s experience adjusted to reflect anticipated trends and to include provisions for possible unfavorable deviations.  The Company makes these assumptions at the time the contract is issued or, in the case of contracts acquired by purchase, at the purchase date.  Future policy benefits for individual life insurance and annuity policies are computed using interest rates ranging from 2% to 6% for life insurance and 2.5% to 7.5% for annuities.  Benefit reserves for traditional life insurance policies include certain deferred profits on limited-payment policies that are being recognized in income over the policy term.  Policy benefit claims are charged to expense in the period that the claims are incurred.  The mortality rate assumptions for policies currently issued by the Company are based on 2017 CSO Ultimate tables.  Withdrawal rate assumptions are based upon Linton B or Linton C, which are industry standard actuarial tables for forecasting assumed policy lapse rates.

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

For the past several years the Company has not actively sold new policies. In 2022, the Company will begin actively marketing its annuity product through an affiliated entity, First Southern National Bank.

Tradition – The Tradition policy is a fixed premium whole life insurance policy. Premiums are level and payable for life.  Issue ages are 0-75. The minimum face amount is the greater of $10,000 or the amount of coverage provided by a $100 annual premium.

Annuity - The annuity product is a 5-year, single premium product. The product offers a guaranteed minimum rate of 1% and the rate can be adjusted at any time. The maximum surrender charge is 5% and subject to waiver for certain qualifying events. The annuity product offers a 10% free withdrawal each year beginning in year 2.

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

Because UG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of December 31, 2021 and 2020, respectively, approximately 55% and 56% of the Company’s total direct premium was collected from Illinois, Ohio, Texas and West Virginia. Thus, results of operations are heavily dependent upon the strength of these economies.

The majority of the investments included in the Consolidated Balance Sheets are owned by UTG’s subsidiary, UG. As an insurance company, UG is subject to applicable state insurance laws and regulations, which limit the concentration of investments in any one category or class and further limit the investment in any one issuer.  Generally, these limitations are imposed as a percentage of statutory assets or percentage of statutory capital and surplus of each company.

The Company owns a variety of investments associated with the oil and gas industry.  These investments represented approximately 22% and 20% of the Company’s total invested assets at December 31, 2021 and 2020, respectively.

The Company’s investment real estate portfolio includes ownership in oil and gas royalties. As of December 31, 2021 and 2020, investments in oil and gas royalties represented 43% and 48%, respectively, of the total investment real estate portfolio.

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

For the past several years the Company has not actively sold new policies. In 2022, the Company will begin actively marketing its annuity product through an affiliated entity, First Southern National Bank.

The Company performs administrative work as a third-party administrator (“TPA”) for unaffiliated life insurance companies.  The Company provides TPA services to insurance companies seeking business process outsourcing solutions. Revenue generated from TPA services is considered insignificant to the overall financial statements.

Human Capital

As of December 31, 2021, UTG and its subsidiaries had 40 full-time employees located in Kentucky and Illinois.  These individuals are further supported by certain employees of First Southern National Bank (an affiliate entity) through a shared services arrangement.  Under this arrangement, the two entities utilize the services of the other’s staff in certain instances for the betterment of both entities.  Personnel within departments such as accounting, human resources and information technology are shared between the entities.  UTG’s operations are headquartered in Stanford, Kentucky. The Company respects, values and invites diversity in our team members, customers, suppliers, and community.  We seek to recognize the unique contribution each individual brings to our Company, and we are fully committed to supporting a rich culture of diversity as a cornerstone to our success.  The Company strives to attract, develop, and retain talented individuals.  To attract such individuals, we provide professional and personal development opportunities to team members. In addition, we seek to improve retention, development, and job satisfaction of team members from diverse groups by providing career skills training, peer mentoring and opportunities to interact with senior leaders.  We encourage our team members to take initiative, accept challenges and achieve goals, all of which enables our team to work efficiently while providing excellent customer service which supports the Company’s strong performance.

UTG offers competitive compensation and benefits.  Our pay for performance compensation philosophy is designed to reward employees for achievement and to align employee interests with the Company’s long-term growth.  The Company’s benefits program includes health care, wellness initiatives, retirement offerings and paid time off.

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

Statutory Restrictions – Restrictions exist on the flow of funds to UTG from its insurance subsidiary.  Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. UG is required to maintain minimum statutory surplus of $2,500,000. At December 31, 2021, substantially all of the consolidated shareholders’ equity represents net assets of UTG’s subsidiaries.

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

Stock Repurchase Program

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock. At a meeting of the Board of Directors in September of 2020, the Board of Directors of UTG authorized the repurchase of up to an additional $1.5 million of UTG’s common stock, for a total repurchase of $20 million of UTG’s common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2021, the Company repurchased 19,640 shares through the stock repurchase program for $537,379. Through December 31, 2021, UTG has spent $18,623,628 in the acquisition of 1,301,905 shares under this program.

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

Note 11 – Related Party Transactions of the Consolidated Financial Statements provides disclosures regarding transactions with related parties.

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

Available Information

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports with the Securities and Exchange Commission (“SEC”) pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company owned an office complex in Springfield, Illinois, which housed a portion of the insurance operations. The Company sold this office complex during the fourth quarter of 2021. The employees located in Illinois now work from home.

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

	2021		2020

Period	High	Low	High	Low

First quarter	34.00	26.00	35.50	29.00
Second quarter	28.00	24.56	33.00	27.00
Third quarter	34.00	26.01	36.00	27.00
Fourth quarter	30.00	27.00	28.00	25.00

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

As of January 31, 2022 there were 4,507 record holders of UTG common stock.

Purchases of Equity Securities

The following table provides information with respect to purchases we made of our common stock during the three months ended December 31, 2021 and total repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
Oct. 1 through Oct. 31, 2021	1,138	$27.44	1,138	N/A	$1,473,414
Nov. 1 through Nov. 30, 2021	1,152	$28.49	1,152	N/A	$1,440,598
Dec. 1 through Dec. 31, 2021	2,865	$27.44	2,865	N/A	$1,361,971
Total	5,155		5,155

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock. At a meeting of the Board of Directors in September of 2020, the Board of Directors of UTG authorized the repurchase of up to an additional $1.5 million of UTG’s common stock, for a total repurchase of $20 million of UTG’s common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2021, the Company repurchased 19,640 shares through the stock repurchase program for $537,379. Through December 31, 2021, UTG has spent $18,623,628 in the acquisition of 1,301,905 shares under this program.

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s discussion and analysis of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively with the Parent, the “Company”) for the years ended December 31, 2021 and 2020. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

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

While the available-for-sale fixed maturity securities are generally expected to be held to maturity, they are classified as available-for-sale and are sold periodically to manage risk. Although all of the fixed maturity securities are classified as available-for-sale, the Company has the ability and intent to hold the securities until maturity. See Note 2 – Investments in the Notes to the Consolidated Financial Statements for detailed disclosures regarding the Company’s investment portfolio.

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

Deferred Income Taxes – The provision for deferred income taxes is based on the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized by applying enacted statutory tax rates to temporary differences between amounts reported in the Consolidated Financial Statements and the tax basis of existing assets and liabilities. A valuation allowance is recognized for the portion of deferred tax assets that, in Management’s judgment, is not likely to be realized.

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

On a consolidated basis, the Company had net income attributable to common shareholders of approximately $9.7 million and $2.1 million in 2021 and 2020, respectively.  In 2021, income before income taxes was approximately $11.8 million compared to $2.6 million in 2020.  Total revenues were approximately $35.6 million in 2021 and $27.3 million in 2020.

One-time events, primarily reflected in realized gains, comprise a substantial portion of the net income and revenue reported by the Company during 2021 and 2020.  The magnitude of realized investment gains and losses in a given year is a function of the timing of trades of investments relative to the markets themselves as well as the recognition of any impairments on investments.  Future earnings will be significantly negatively impacted should earnings from these one-time items not be realizable in a future period.  While Management believes there remain additional investments with such one-time earnings, when or if realized remains uncertain.

The Company reported a change in fair value of equity securities of approximately $14.1 million and $6.2 million for the years ended December 31, 2021 and 2020, respectively.  This line item is material to the results reported in the Consolidated Statements of Operations.  This line item can also be extremely volatile, reflecting changes in the stock market.  While both 2020 and 2021 reflected positive results, 2021 results were more than double of that of 2020.  While these results can be material and volatile, most of the equity holdings of the Company were acquired with a long-term view, thus making these intermediate changes in value of less concern to Management.  Management monitors its equity holdings looking more at the specific entity and market it is in relative to performance and less to changes due to general market swings that occur over the holding period of the investment.

Total benefits and other expenses paid in 2021 were approximately $23.8 million compared to $24.7 million in 2020.

For the past several years the Company has not actively sold new policies. In 2022, the Company will begin actively marketing its annuity product through an affiliated entity, First Southern National Bank. The annuity product is a 5-year, single premium product. The product offers a guaranteed minimum rate of 1% and the rate can be adjusted at any time. The maximum surrender charge is 5% and is subject to waiver for certain qualifying events. The annuity product offers a 10% free withdrawal each year beginning in year 2. While management hopes this product will be successful in this marketplace, it remains too early to tell how well the product will sell.

Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, declined approximately 2% when comparing 2021 to 2020.  The Company writes very little new business. Unless the Company acquires a new company or a block of in-force business, Management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience. The Company’s average persistency rate for all policies in-force for 2021 and 2020 was approximately 95.7% and 98%, respectively.  Persistency is a measure of insurance in-force retained in relation to the previous year.

The following table summarizes the Company’s investment performance for the years ended December 31:

	2021	2020
Net investment income	$9,050,325	$9,528,948
Net realized investment gains	6,021,653	4,645,699
Change in fair value of equity securities	14,121,883	6,208,148

The following table reflects net investment income of the Company for the years ended December 31:

	2021	2020
Fixed maturities	$4,566,293	$5,309,028
Equity securities	1,274,147	1,754,958
Trading securities	22,568	2,921
Mortgage loans	706,883	709,604
Real estate	3,241,689	2,212,851
Notes receivable	1,558,406	1,233,148
Policy loans	606,347	599,897
Cash and cash equivalents	2,567	53,880
Short-term	0	167,599
Total consolidated investment income	11,978,900	12,043,886
Investment expenses	(2,928,575)	(2,514,938)
Consolidated net investment income	$9,050,325	$9,528,948

Net investment income represented approximately 25% and 35% of the Company's total revenues as of December 31, 2021 and 2020, respectively. When comparing current and prior year results, net investment income was comparable in a majority of the investment categories. Investment income earned by the fixed maturities, equity securities, real estate, and notes receivable investment portfolios represented approximately 89% and 87% of the total consolidated investment income for the years ended December 31, 2021 and 2020, respectively.

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

Since the start of 2022, we have seen more volatility in the U.S. markets in general and have seen a slight increase in bonds yields as the Federal Open Market Committee (“FOMC”) discusses the possibility of rate increases starting in March of 2022 as they attempt to control rising inflation currently being experienced.  While some of these actions could have a negative impact on certain of our investments, we currently own, it would also allow for better yields on future investments acquired as current investments mature.  At this time, it is uncertain as to the amount of rate increases and how many may occur if any.

Income from the fixed maturities investment portfolio represented 38% and 44% of the total consolidated investment income for the years ended December 31, 2021 and 2020, respectively. When comparing earnings from the fixed maturities portfolio for the years ended December 31, 2021 and 2020 income was down approximately 14% or $743,000. This decrease is due to the sale and maturity of certain fixed maturity investments during 2021. The Company’s investment in fixed maturities continues to decline as we have, for the most part, chosen not to reinvest in fixed maturities and any reinvestment has been at lower rates.  Fixed maturities continue to represent the largest investment type and asset class owned by the company. As of December 31, 2021 and 2020, fixed maturities represented 38% and 48%, respectively, of the total investments owned by the Company.

Earnings from the equity securities investment portfolio represented approximately 11% and 15% of the total consolidated investment income reported by the Company during 2021 and 2020, respectively. Income from the equity securities portfolio were down approximately 27% or $481,000 when comparing 2021 and 2020 results.  The decrease in income from the equity securities portfolio is mainly due to the sale of a substantial holding in a certain dividend paying equity security during 2021.  The equity securities investment portfolio represents 37% and 27% of the total investment portfolio as of December 31, 2021 and 2020, respectively.

The earnings reported by the real estate investment portfolio represented 27% and 18% of the total consolidated investment income reported by the Company during 2021 and 2020, respectively. Earnings from the real estate investment portfolio were up approximately 46% or $1 million when comparing 2021 and 2020 results.  The earnings from the real estate investment portfolio are expected to vary depending on the real estate activities and the potential distributions that may occur. The real estate investment portfolio represents 11% of the total investment portfolio as of December 31, 2021 and 2020.

Income from the notes receivable investment portfolio represented approximately 13% and 10% of the total consolidated investment income for the years ended 2021 and 2020, respectively. Income from the notes receivable portfolio is up approximately 26% from the prior year and is mainly the result of acquiring new loans with higher rates of interest. In recent periods, the Company has moved away from fixed maturities towards notes receivable as they are providing a more attractive yield in the current market environment.

The following table reflects net realized investment gains (losses) for the years ended December 31:

	2021	2020
Fixed maturities available for sale	$55,867	$703,519
Equity securities	3,087,978	(405,525)
Real estate	2,877,808	4,347,705
Fixed maturities available for sale – OTTI	(393,455)	0
Consolidated net realized investment gains	5,628,198	4,645,699
Change in fair value of equity securities	14,121,883	6,208,148
Net investment gains	$19,750,081	$10,853,847

Realized investment gains are the result of one-time events and are expected to vary from year to year.

The sales of fixed maturities available for sale produced net realized gains of approximately $56,000 in 2021 and $704,000 in 2020.

The 2021 real estate gains are mainly the result of the sale of real estate located in Illinois and Florida. During 2021, the Company sold its home office building located in Springfield, IL. The sale of this property produced a gain of approximately $1 million and represented approximately 36% of the investment gains from real estate. The Company sold real estate in Florida and recognized a gain of approximately $1.3 million, which represents approximately 44% of the gains reported for the real estate investment portfolio.

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

Realized gains and losses from equity securities represent the difference between the fair value at the beginning of the reporting period and the fair value at the time of sale. The Company reported net realized gains of approximately $3.1 million for 2021 and realized losses of approximately $(406,000) in 2020 from the sales of equity securities. The sale of one equity security represented approximately $2.2 million of the realized gains for the year ended December 31, 2021. The Company sold 2,500 shares of this common stock associated with the oil and gas industry. During the year ended December 31, 2021, the Company also reported additional gains of approximately $851,000 from the sales of the music royalties.

The sale of one common stock represented almost 100% of the realized losses on equity securities during 2020. The Company sold 10,000 shares of this common stock holding that is associated with the oil and gas industry. While this security produced a realized loss in 2020, overall, the sale of this security produced a significant gain for the Company over the period it was held. The other component of this transaction flows through the change in the fair value of equity securities and will be further discussed below.

The Company reported a change in fair value of equity securities of approximately $14.1 million and $6.2 million for the years ended December 31, 2021 and 2020, respectively.  This line item is material to the results reported in the Consolidated Statements of Operations.  This line item can also be extremely volatile, reflecting changes in the stock market.  While both 2020 and 2021 reflected positive results, 2021 results were more than double of that of 2020.  While these results can be material and volatile, most of the equity holdings of the Company were acquired with a long-term view, thus making these intermediate changes in value of less concern to Management.  Management monitors its equity holdings looking more at the specific entity and market it is in relative to performance and less to changes due to general market swings that occur over the holding period of the investment.

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

Expenses

The Company reported total benefits and other expenses of approximately $23.8 million and $24.7 million for the years ended December 31, 2021 and 2020, respectively. Benefits, claims and settlement expenses represented approximately 68% and 66% of the Company’s total expenses for 2021 and 2020, respectively.  The other major expense category of the Company is operating expenses, which represented 30% and 32% of the Company’s total expenses for 2021 and 2020, respectively.

Benefits, claims and settlement expenses, net of reinsurance benefits, were comparable for 2021 and 2020.  Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

Early in the COVID-19 pandemic, the Company implemented a process to monitor death claims resulting from COVID-19. Prior to the pandemic, death benefits were $12,624,000, $12,831,000 and $12,403,000 in 2017, 2018 and 2019, respectively. During the two years of the pandemic, total death benefits were $14,293,000 and $15,985,000 in 2020 and 2021, respectively. Death benefits of the Company have been higher than recent past experience, even when adjusting for the identified COVID-19 claims. This anomaly is showing throughout the entire U.S. insurance industry. Industry experts believe this increase is death benefits while not always directly related to COVID-19, are caused indirectly by the pandemic due to delays in medical care as a result of the lockdown in 2020 and then later, people’s fears of seeking out treatment and trouble making up appointments. This is further compounded by depression from isolation. While we hope the worst of the pandemic is behind us, if too early to determine with certainty.

Changes in policyholder reserves, or future policy benefits, also impact this line item.  Reserves are calculated on an individual policy basis and generally increase over the life of the policy as a result of additional premium payments and acknowledgment of increased risk as the insured continues to age.

The short-term impact of policy surrenders is negligible since a reserve for future policy benefits payable is held which is, at a minimum, equal to and generally greater than the cash surrender value of a policy.  The benefit of fewer policy surrenders is primarily received over a longer time period through the retention of the Company’s asset base. The surrender process was impacted by temporary state rulings that had been implemented as a result of COVID-19 and in some cases would not allow life insurance companies to lapse policies temporarily. The rulings varied by state and had all expired by July 1, 2021.

Operating expenses decreased approximately 10% in 2021 compared to that of the same period in 2020.  Expenses were comparable in all of the major categories for 2021 and 2020.

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

The following table reflects, by investment category, the investments held by the Company as of December 31:

	2021	As a % of Total Investments	As a % of Total Assets
Fixed maturities	$140,963,881	38%	32%
Equity securities, at fair value	122,229,121	33%	28%
Equity securities, at cost	14,543,343	4%	3%
Trading securities	(1,116)	0%	0%
Mortgage loans	29,183,562	8%	7%
Real estate	39,748,261	10%	9%
Notes receivable	17,722,976	5%	4%
Policy loans	7,390,497	2%	2%
Total investments	$371,780,525	100%	85%

	2020	As a % of Total Investments	As a % of Total Assets
Fixed maturities	$165,779,997	48%	40%
Equity securities, at fair value	78,075,187	23%	19%
Equity securities, at cost	14,389,189	4%	3%
Trading securities	(12,219)	0%	0%
Mortgage loans	20,802,365	6%	5%
Real estate	38,086,391	11%	9%
Notes receivable	17,682,296	5%	4%
Policy loans	8,590,524	3%	2%
Total investments	$343,393,730	100%	82%

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

The Company’s total investments represented 85% and 82% of the Company’s total assets as of December 31, 2021 and 2020, respectively. Fixed maturities consistently represented a substantial portion, 38% and 48%, respectively, of the total investments during 2021 and 2020.

During 2021, the Company sold a number of fixed maturity investments to fund equity security, and mortgage loan investments. In recent periods, the Company has moved away from fixed maturities towards notes receivable as they are providing a more attractive yield in the current market environment.

As of December 31, 2021, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available-for-sale".  Investments available-for-sale are carried at market value, with changes in market value charged directly to the other comprehensive income component of shareholders' equity.  Changes in the market value of available for sale securities resulted in net unrealized gains (losses) of approximately $(7.1) million and $9.1 million as of December 31, 2021 and 2020, respectively. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the marketplace.

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

Parent Company Liquidity

UTG is a holding company that has no day-to-day operations of its own.  Cash flows from UTG’s insurance subsidiary, UG, are used to pay costs associated with maintaining the Company in good standing with states in which it does business and purchasing outstanding shares of UTG stock.  UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  As of December 31, 2021 and 2020, substantially all of the consolidated shareholders’ equity represents net assets of its subsidiaries.  In 2021, the Parent company received $5 million in dividends from its insurance subsidiary and $4 million in 2020. Certain restrictions exist on the payment of dividends from the insurance subsidiary to the Parent company.  For further information regarding the restrictions on the payment of dividends by the insurance subsidiary, see Note 9 – Shareholders’ Equity in the Notes to the Consolidated Financial Statements.  Although these restrictions exist, dividend availability from the insurance subsidiary has historically been sufficient to meet the cash flow needs of the Parent company.

Insurance Subsidiary Liquidity

Sources of cash flows for the insurance subsidiary primarily consist of premium and investment income.  Cash outflows from operations include policy benefit payments, administrative expenses, taxes and dividends to the Parent company.

Short-Term Borrowings

During the fourth quarter of 2021, Management made the business decision to pledge additional collateral to the Federal Home Loan Bank in order to increase the Company's borrowing capacity. The Company submitted, and the Federal Home Loan Bank approved, a new Cash Management Advance (CMA) with a collateral lendable value of $25 million. This CMA replaces the CMA that was approved in May of 2021 for $10 million. During the fourth quarter 2021, the Company borrowed $24 million on the CMA and Management utilized the funds for investing activities. The interest rate on the borrowed funds is variable and currently is 0.23%. During the first quarter of 2022, the Company repaid $14 million of the outstanding principal balance.

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

Consolidated Liquidity

Cash used in operating activities was approximately $12.5 million and $13.2 million in 2021 and 2020, respectively.  Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline.  Management anticipates future cash flows from operations to remain similar to historic trends.

During 2021 and 2020, the Company’s investing activities provided (used) net cash of approximately $(18.1) million and $27 million, respectively. The Company recognized proceeds of approximately $59.3 million and $80 million from investments sold and matured in 2021 and 2020, respectively.  The Company used approximately $78.7 million and $53 million to acquire investments during 2021 and 2020, respectively.  The net cash provided by investing activities is expected to vary from year to year depending on market conditions and management’s ability to find and negotiate favorable investment contracts.

Net cash provided by (used in) financing activities was approximately $22.3 million and $(3.4) million during 2021 and 2020, respectively. As of December 31, 2021 and 2020, the Company had $24 million and $0 in debt outstanding with third parties respectively.

The Company had cash and cash equivalents of approximately $30.8 million and $39 million as of December 31, 2021 and 2020, respectively.  The Company has a portfolio of marketable fixed maturity securities that could be sold, if an unexpected event were to occur.  These securities had a fair value of approximately $141 million and $165.8 million at December 31, 2021 and 2020, respectively. However, the strong cash flows from investing activities, investment maturities and the availability of the line of credit facilities make it unlikely that the Company would need to sell securities for liquidity purposes.  See Note 2 – Investments in the Notes to the Consolidated Financial Statements for detailed disclosures regarding the Company’s investment portfolio.

Management believes the overall sources of liquidity available will be sufficient to satisfy its financial obligations.

Capital Resources

The Company’s capital structure consists of available short-term debt, long-term debt and shareholders’ equity. A complete analysis and description of the short-term and long-term debt issues available as of December 31, 2021 and 2020 are presented in Note 7 – Credit Arrangements in the Notes to the Consolidated Financial Statements.

The Company had $24 million and $0 debt outstanding as of December 31, 2021 and 2020, respectively.

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

At December 31, 2021, UG has a ratio of approximately 5.17, which is 517% of the authorized control level.  Accordingly, the Company meets the RBC requirements.

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG's common stock. At a meeting of the Board of Directors in September of 2020, the Board of Directors of UTG authorized the repurchase of up to an additional $1.5 million of UTG’s common stock, for a total repurchase of $20 million. Repurchased shares are available for future issuance for general corporate purposes. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2021, the Company repurchased 19,640 shares through the stock repurchase program for approximately $537,379. Through December 31, 2021, UTG has spent approximately $18,622,328 in the acquisition of 1,301,905 shares under this program.

Shareholders’ equity was approximately $140.8 million and $136.7 million as of December 31, 2021 and 2020, respectively. Total shareholders' equity increased approximately 3% in 2021 compared to 2020.  The increase is primarily attributable to net income from operations. As of December 31, 2021 and 2020, the Company reported accumulated other comprehensive income of approximately $10.3 million and $15.6 million, respectively.

For the periods ended December 31, 2021 and 2020, the increase (decrease) in accumulated other comprehensive income was approximately $(5.3) million and $6.6 million, respectively, as a result of unrealized gains and losses on fixed maturity securities. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the marketplace.

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

MOORE

An independent firm associated with Moore Global Network Limited

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
UTG, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of UTG, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Future Policy Benefits
Critical Audit Matter Description

The estimated valuation of future policy benefits is measured based on actuarial methodologies and underlying economic and future policyholder behavior assumptions. The Company makes these assumptions at the time the contract is issued or, in the case of contracts acquired by purchase, at the purchase date.

As described in Note 1, the liability for future policy benefits on traditional life insurance products and accident and health insurance policy benefits are calculated using a net level method, including assumptions as to investment yields, mortality, withdrawals and other assumptions based on the Company’s experience. The liability for future policy benefits for universal life contracts is calculated using a retrospective deposit method and represents the policy account balances.

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

The Company holds certain investments that are not actively traded and are classified as Level 3 assets. These investments include equity securities, valued using either the Company’s pricing models to estimate future cash flows or net asset value. Since such securities trade infrequently and have little or no price transparency, the Company’s techniques for determining the estimated fair value of such securities rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. The determination of these unobservable inputs involves significant management judgment and estimation and typically cannot be supported by reference to market activity.

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

/s/ Armanino LLP

St. Louis, Missouri
March 25, 2022

UTG, Inc.
Consolidated Balance Sheets
As of December 31, 2021 and 2020

ASSETS

	2021	2020

Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $127,949,963 and $146,017,864)	$140,963,881	$165,779,997
Equity securities, at fair value (cost $68,403,168 and $36,833,795)	122,229,121	78,075,187
Equity securities, at cost	14,543,343	14,389,189
Mortgage loans on real estate at amortized cost	29,183,562	20,802,365
Investment real estate, net	39,748,261	38,086,391
Notes receivable	17,722,976	17,682,296
Policy loans	7,390,497	8,590,524
Total investments	371,781,641	343,405,949

Cash and cash equivalents	30,787,278	39,025,754
Accrued investment income	1,264,159	1,341,643
Reinsurance receivables:
Future policy benefits	24,740,562	25,267,920
Policy claims and other benefits	4,426,997	3,988,088
Cost of insurance acquired	3,386,501	4,101,471
Property and equipment, net of accumulated depreciation	0	348,170
Income taxes receivable	975,373	0
Other assets	1,097,246	1,577,098
Total assets	$438,459,757	$419,056,093
LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits	$235,367,680	$243,990,881
Policy claims and benefits payable	3,941,305	4,169,569
Other policyholder funds	345,248	365,761
Dividend and endowment accumulations	14,686,166	14,836,158
Income taxes payable	0	268,497
Deferred income taxes	13,680,396	12,995,714
Notes payable	24,000,000	0
Trading securities, at fair value (proceeds $2,202 and $11,246)	1,116	12,219
Other liabilities	5,193,039	5,275,803
Total liabilities	297,214,950	281,914,602

Shareholders' equity:
Common stock - no par value, stated value $0.001 per share. Authorized 7,000,000 shares - 3,166,669 and 3,175,564 shares issued and outstanding
	3,167	3,176
Additional paid-in capital	32,780,587	33,025,018
Retained earnings	97,731,347	88,068,284
Accumulated other comprehensive income	10,253,151	15,584,241
Total UTG shareholders' equity	140,768,252	136,680,719
Noncontrolling interest	476,555	460,772
Total shareholders' equity	141,244,807	137,141,491
Total liabilities and shareholders' equity	$438,459,757	$419,056,093

See accompanying notes.

UTG, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2021 and 2020

	2021	2020

Revenue:
Premiums and policy fees	$9,080,039	$9,256,945
Ceded reinsurance premiums and policy fees	(2,680,050)	(2,725,303)
Net investment income	9,050,325	9,528,948
Other income	412,982	343,467
Revenues before net investment gains (losses)	15,863,296	16,404,057
Net investment gains (losses):
Other-than-temporary impairments	(393,455)	0
Other realized investment gains, net	6,021,653	4,645,699
Change in fair value of equity securities	14,121,883	6,208,148
Total net investment gains	19,750,081	10,853,847
Total revenues	35,613,377	27,257,904

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	17,137,166	17,265,646
Ceded reinsurance benefits and claims	(2,380,366)	(2,399,361)
Annuity	993,937	1,015,308
Dividends to policyholders	324,543	333,331
Commissions	(121,287)	(129,835)
Amortization of cost of insurance acquired	714,970	744,850
Operating expenses	7,115,530	7,870,909
Interest expense	4,051	0
Total benefits and other expenses	23,788,544	24,700,848

Income before income taxes	11,824,833	2,557,056
Income tax expense	2,069,673	340,494

Net income	9,755,160	2,216,562

Net income attributable to noncontrolling interest	(92,097)	(127,956)

Net income attributable to common shareholders	$9,663,063	$2,088,606

Amounts attributable to common shareholders:

Basic income per share	$3.05	$0.65

Diluted income per share	$3.05	$0.65

Basic weighted average shares outstanding	3,171,919	3,233,773

Diluted weighted average shares outstanding	3,171,919	3,233,773

See accompanying notes.

UTG, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2021 and 2020

	2021	2020

Net income	$9,755,160	$2,216,562

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	(7,085,803)	9,065,958
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	1,488,019	(1,903,851)
Unrealized holding gains (losses) arising during period, net of tax	(5,597,784)	7,162,107

Less reclassification adjustment for (gains) losses included in net income	337,587	(703,519)
Tax expense (benefit) for (gains) losses included in net income	(70,893)	147,739
Reclassification adjustment for (gains) losses included in net income, net of tax	266,694	(555,780)
Subtotal: Other comprehensive income (loss), net of tax	(5,331,090)	6,606,327

Comprehensive income	4,424,070	8,822,889

Less comprehensive income attributable to noncontrolling interests	(92,097)	(127,956)

Comprehensive income attributable to UTG, Inc.	$4,331,973	$8,694,933

See accompanying notes.

UTG, Inc.
Consolidated Statements of Shareholders’ Equity

Year ended December 31, 2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2021	$3,176	33,025,018	88,068,284	15,584,241	460,772	137,141,491
Common stock issued during year	10	292,929	0	0	0	292,939
Treasury shares acquired and retired	(19)	(537,360)	0	0	0	(537,379)
Net income attributable to common shareholders	0	0	9,663,063	0	0	9,663,063
Unrealized holding gain (loss) on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(5,331,090)	0	(5,331,090)
Distributions	0	0	0	0	(76,314)	(76,314)
Gain attributable to noncontrolling interest	0	0	0	0	92,097	92,097
Balance at December 31, 2021	$3,167	32,780,587	97,731,347	10,253,151	476,555	141,244,807

Year ended December 31, 2020	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders' Equity
Balance at December 31, 2019	$3,279	36,012,401	85,979,678	8,977,914	523,634	131,496,906
Common stock issued during year	11	325,657	0	0	0	325,668
Treasury shares acquired and retired	(114)	(3,313,040)	0	0	0	(3,313,154)
Net income attributable to common shareholders	0	0	2,088,606	0	0	2,088,606
Unrealized holding gain (loss) on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	6,606,327	0	6,606,327
Distributions	0	0	0	0	(190,818)	(190,818)
Gain attributable to noncontrolling interest	0	0	0	0	127,956	127,956
Balance at December 31, 2020	$3,176	33,025,018	88,068,284	15,584,241	460,772	137,141,491

See accompanying notes.

UTG, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2021 and 2020

	2021	2020
Cash flows from operating activities:
Net income	$9,755,160	$2,216,562
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	210,665	(48,539)
Other-than-temporary impairments	393,455	0
Realized investment gains, net	(6,021,653)	(4,645,699)
Change in fair value of equity securities	(14,121,883)	(6,208,148)
Unrealized trading (gains) losses included in income	(2,059)	973
Realized trading (gains) losses included in income	(20,509)	(3,894)
Amortization of cost of insurance acquired	714,970	744,850
Depreciation and depletion	2,757,522	1,697,285
Stock-based compensation	287,934	325,668
Charges for mortality and administration of universal life and annuity products	(6,325,818)	(6,355,601)
Interest credited to account balances	3,896,162	4,012,179
Change in accrued investment income	77,484	338,140
Change in reinsurance receivables	88,449	541,295
Change in policy liabilities and accruals	(5,470,342)	(2,285,473)
Change in income taxes receivable (payable)	(1,243,870)	(45,165)
Change in other assets and liabilities, net	2,570,898	(3,527,819)
Net cash used in operating activities	(12,453,435)	(13,243,386)
Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	21,581,106	23,924,989
Equity securities	5,892,777	18,281,727
Trading securities	41,708	(579)
Mortgage loans	12,270,055	707,274
Real estate	8,370,848	11,983,353
Notes receivable	8,639,320	5,305,162
Policy loans	2,503,273	1,256,793
Short-term investments	0	18,500,000
Total proceeds from investments sold and matured	59,299,087	79,958,719
Cost of investments acquired:
Fixed maturities available for sale	(4,078,459)	(9,048,928)
Equity securities	(32,991,005)	(15,362,440)
Trading securities	(30,243)	15,719
Mortgage loans	(20,634,252)	(13,213,037)
Real estate	(10,960,910)	(2,995,519)
Notes receivable	(8,680,000)	(3,500,000)
Policy loans	(1,303,246)	(1,043,441)
Short-term investments	0	(7,890,228)
Total cost of investments acquired	(78,678,115)	(53,037,874)
Sale of property and equipment	1,324,647	0
Net cash provided by (used in) investing activities	(18,054,381)	26,920,845
Cash flows from financing activities:
Policyholder contract deposits	4,466,422	4,408,039
Policyholder contract withdrawals	(5,588,394)	(4,343,401)
Proceeds from notes payable/line of credit	24,000,000	0
Purchase of treasury stock	(537,379)	(3,313,154)
Issuance of stock	5,005	0
Noncontrolling contributions/(distributions) of consolidated subsidiary	(76,314)	(190,818)
Net cash provided by (used in) financing activities	22,269,340	(3,439,334)
Net increase (decrease) in cash and cash equivalents	(8,238,476)	10,238,125
Cash and cash equivalents at beginning of year	39,025,754	28,787,629
Cash and cash equivalents at end of year	$30,787,278	$39,025,754

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

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At December 31, 2021, Mr. Correll owns or controls directly and indirectly approximately 65% of UTG’s outstanding stock.

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

Property and Equipment - Company-occupied property, data processing equipment and furniture and office equipment are stated at cost less accumulated depreciation of $2,123,831 and $5,995,990 at December 31, 2021 and 2020, respectively. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of 3 to 30 years.  Depreciation expense was $66,517 and $79,565 for the years ended December 31, 2021 and 2020, respectively.

Future Policy Benefits and Expenses - The liabilities for traditional life insurance and accident and health insurance policy benefits are computed using a net level method. These liabilities include assumptions as to investment yields, mortality, withdrawals, and other assumptions based on the life insurance subsidiary’s experience adjusted to reflect anticipated trends and to include provisions for possible unfavorable deviations. The Company makes these assumptions at the time the contract is issued or, in the case of contracts acquired by purchase, at the purchase date.  Future policy benefits for individual life insurance and annuity policies are computed using interest rates ranging from 2.0% to 6.0% for life insurance and 2.5% to 7.5% for annuities. Benefit reserves for traditional life insurance policies include certain deferred profits on limited-payment policies that are being recognized in income over the policy term. Policy benefit claims are charged to expense in the period that the claims are incurred. The mortality rate assumptions for policies currently issued by the Company are based on 2017 CSO Ultimate tables.  Withdrawal rate assumptions are based upon Linton B or C, which are industry standard actuarial tables for forecasting assumed policy lapse rates.

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges.  Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances.  Interest crediting rates for universal life and interest sensitive products range from 3.0% to 6.0% as of December 31, 2021 and 2020.

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

In December of 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes or ASU 2019-12.  ASU 2019-12 is expected to reduce the cost and complexity related to the accounting for income taxes. The ASU removes specific exceptions to the general principles in Topic 740 and improves the financial statement preparer’s application of income tax related guidance. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The implementation of this ASU did not have a material impact on the consolidated financial statements.

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

Investments in available for sale securities are summarized as follows for the years ended December 31:

2021	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$25,312,358	$355,623	$(17,078)	$25,650,903
U.S. special revenue and assessments	7,540,867	982,668	0	8,523,535
All other corporate bonds	95,096,738	11,692,705	0	106,789,443
Total	$127,949,963	$13,030,996	$(17,078)	$140,963,881

2020	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$36,285,535	$1,186,999	$0	$37,472,534
U.S. special revenue and assessments	11,556,980	1,382,164	0	12,939,144
All other corporate bonds	98,175,349	17,604,617	(411,647)	115,368,319
Total	$146,017,864	$20,173,780	$(411,647)	$165,779,997

The amortized cost and estimated market value of debt securities at December 31, 2021, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale December 31, 2021	Amortized Cost	Estimated Fair Value
Due in one year or less	$13,013,136	$13,149,867
Due after one year through five years	45,292,927	47,621,088
Due after five years through ten years	20,642,013	23,253,284
Due after ten years	22,169,876	25,273,390
Fixed maturities with no single maturity date	26,832,011	31,666,252
Total	$127,949,963	$140,963,881

By insurance statute, the majority of the Company’s investment portfolio is invested in investment grade securities to provide ample protection for policyholders.

Below investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers.  In addition, the trading market for these securities is usually more limited than for investment grade debt securities.  Debt securities classified as below-investment grade are those that receive a Standard & Poor’s rating of BB+ or below.

The Company held below investment grade investments with an estimated market value of $0 as of December 31, 2021 and December 31, 2020.

The fair value of investments with sustained gross unrealized losses are as follows as of December 31:

2021	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$4,042,825	(17,078)	$0	0	$4,042,825	(17,078)
Total fixed maturities	$4,042,825	(17,078)	$0	0	$4,042,825	(17,078)

2020	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
All other corporate bonds	$4,937	(63)	$0	(411,584)	$4,937	(411,647)
Total fixed maturities	$4,937	(63)	$0	(411,584)	$4,937	(411,647)

The following table provides additional information regarding the number of securities that were in an unrealized loss position for greater than or less than twelve months:

	Less than 12 months	12 months or longer	Total
As of December 31, 2021
Fixed maturities	3	0	3
As of December 31, 2020
Fixed maturities	1	1	2

Substantially all of the unrealized losses on fixed maturities available for sale at December 31, 2021 and 2020 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of  December 31, 2021 and 2020.

Cost Method Investments

The Company held equity investments with an aggregate cost of $14,543,343 and $14,389,189 at December 31, 2021 and 2020, respectively.  These equity investments were not reported at fair value because it is not practicable to estimate their fair values due to insufficient information being available. Management did not identify any events or changes in circumstances that might have a significant adverse effect on the reported value of those investments.  Based on Management’s evaluation of the expected cash flow of the investments, and the Company’s ability and intent to hold the investments for a reasonable period of time, the Company does not deem an other-than-temporary impairment necessary at December 31, 2021.

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Consolidated Statements of Operations.  Trading Securities included exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities were securities sold short.  A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale. The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2021 was $0 and $1,116, respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2020 was $0 and $12,219, respectively. Earnings from trading securities are classified in cash flows from operating activities. The derivatives held by the Company are for income generation purposes only.

The following table reflects trading securities revenue charged to net investment income for the periods ended December 31:

	2021	2020
Net unrealized gains (losses)	$2,059	$(973)
Net realized gains (losses)	20,509	3,894
Net unrealized and realized gains (losses)	$22,568	$2,921

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

During 2021 and 2020, the Company acquired $20,634,252 and $13,213,037 in mortgage loans, respectively.  FSNB services the majority of the Company’s mortgage loan portfolio. The Company pays FSNB a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

During 2021 and 2020, the maximum and minimum lending rates for mortgage loans were:

	2021		2020
	Maximum rate	Minimum rate	Maximum rate	Minimum rate
Farm loans	6.00%	4.50%	4.50%	4.50%
Commercial loans	5.50%	4.10%	5.25%	4.24%
Residential loans	5.00%	4.15%	4.95%	4.95%

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

A mortgage loan reserve is established and adjusted based on Management’s quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The mortgage loan reserve was $0 at December 31, 2021 and 2020.

The following table summarizes the mortgage loan holdings of the Company for the periods ended December 31:

	2021	2020
In good standing	$27,102,789	$18,704,351
Overdue interest over 90 days	2,080,773	2,098,014
Total mortgage loans	$29,183,562	$20,802,365
Total foreclosed loans during the year	$0	$0

Investment Real Estate

Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line-basis for financial reporting purposes using estimated useful lives of 3 to 30 years. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. During 2021 and 2020, no impairments were recognized on the investment real estate.

Note 3 - Fair Value Measurements of the Consolidated Financial Statements provides further information regarding the fair value of financial instruments that are not measured at fair value. The investment real estate owned by the Company is included in this portion of the Note 3 - Fair Value Measurements disclosure.
The following table provides an allocation of the Company’s investment real estate by type for the periods ended December 31:

	2021	2020
Raw land	$14,538,507	$11,727,103
Commercial	4,347,423	3,530,064
Residential	3,813,936	2,797,648
Land, minerals and royalty interests	17,048,395	20,031,576
Total investment real estate	$39,748,261	$38,086,391

The Company’s investment real estate portfolio includes ownership in oil and gas royalties. As of December 31, 2021 and 2020, investments in oil and gas royalties represented 43% and 48%, respectively, of the total investment real estate portfolio. See Note 13 - Concentrations of the Consolidated Financial Statements for additional information regarding the allocation of the oil and gas investment real estate holdings by industry type.

Gains and losses recognized on the disposition of the properties are recorded as realized gains and losses in the Consolidated Statements of Operations. During 2021 and 2020, the Company acquired $10,960,910 and $2,995,519 of investment real estate, respectively.

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. The valuation allowance as of December 31, 2021 and 2020 was $0. Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status. During 2021 and 2020, the Company acquired $8,680,000 and $3,500,000 of notes receivable, respectively.

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

During 2021 and 2020, the Company acquired $0 and $7,890,228, respectively, in short-term investments.

Analysis of Investment Operations

The following table reflects the Company’s net investment income for the periods ended December 31:

	2021	2020
Fixed maturities	$4,566,293	$5,309,028
Equity securities	1,274,147	1,754,958
Trading securities	22,568	2,921
Mortgage loans	706,883	709,604
Real estate	3,241,689	2,212,851
Notes receivable	1,558,406	1,233,148
Policy loans	606,347	599,897
Cash and cash equivalents	2,567	53,880
Short-term	0	167,599
Total consolidated investment income	11,978,900	12,043,886
Investment expenses	(2,928,575)	(2,514,938)
Consolidated net investment income	$9,050,325	$9,528,948

The following table presents net investment gains (losses) and the change in net unrealized gains on investments for the periods ended December 31:

	2021	2020
Realized gains:
Sales of fixed maturities	$55,867	$768,511
Sales of equity securities	3,142,720	0
Sales of real estate	2,877,808	4,347,705
Total realized gains	6,076,395	5,116,216
Realized losses:
Sales of fixed maturities	0	(64,992)
Sales of equity securities	(54,742)	(405,525)
Other-than-temporary impairments	(393,455)	0
Total realized losses	(448,197)	(470,517)
Net realized investment gains	5,628,198	4,645,699
Change in fair value of equity securities:
Change in fair value of equity securities held at the end of the period	14,121,883	6,208,148
Change in fair value of equity securities	14,121,883	6,208,148
Net investment gains	$19,750,081	$10,853,847
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$(7,085,803)	$9,065,958
Net increase (decrease)	$(7,085,803)	$9,065,958

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

Based on Management’s review of the investment portfolio, the Company recorded the following losses for other-than-temporary impairments in the Consolidated Statements of Operations for the periods ended December 31:

	2021	2020
Other than temporary impairments:
Fixed maturities	$393,455	$0
Total other than temporary impairments	$393,455	$0

The other-than-temporary impairment recognized during 2021 was taken as a result of Management’s assessment and determination of value of the investment. The investment was written down to better reflect its current expected value.

Investments on Deposit

The Company had investments with a fair value of $8,401,031 and $8,680,638 on deposit with various state insurance departments as of December 31, 2021 and 2020, respectively.

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

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used as of December 31:

2021	Level 1	Level 2	Level 3	Net Asset Value	Total
Financial assets:
Fixed maturities available for sale:
U.S. Government and government agencies and authorities	$25,650,903	$0	$0	$0	$25,650,903
U.S. special revenue and assessments	0	8,523,535	0	0	8,523,535
Corporate securities	0	106,789,443	0	0	106,789,443
Total fixed maturities	25,650,903	115,312,978	0	0	140,963,881
Equity securities:
Common stocks	40,784,660	16,711,180	5,861,486	57,603,597	120,960,923
Preferred stocks	0	21,198	1,247,000	0	1,268,198
Total equity securities	40,784,660	16,732,378	7,108,486	57,603,597	122,229,121
Total financial assets	$66,435,563	$132,045,356	$7,108,486	$57,603,597	$263,193,002

Liabilities
Trading Securities	$(1,116)	$0	$0	$0	$(1,116)

2020	Level 1	Level 2	Level 3	Net Asset Value	Total
Financial assets:
Fixed maturities available for sale:
U.S. Government and government agencies and authorities	$37,472,534	$0	$0	$0	$37,472,534
U.S. special revenue and assessments	0	12,939,144	0	0	12,939,144
Corporate securities	0	115,368,319	0	0	115,368,319
Total fixed maturities	37,472,534	128,307,463	0	0	165,779,997
Equity securities:
Common stocks	28,477,005	15,922,869	3,161,120	30,496,625	78,057,619
Preferred stocks	0	17,568	0	0	17,568
Total equity securities	28,477,005	15,940,437	3,161,120	30,496,625	78,075,187
Total financial assets	$65,949,539	$144,247,900	$3,161,120	$30,496,625	$243,855,184

Liabilities
Trading Securities	$(12,219)	$0	$0	$0	$(12,219)

The following is a description of the valuation techniques used the by Company to measure assets reported at fair value on a recurring basis. There have been no significant changes in the valuation techniques utilized by the Company during 2021 or 2020.

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

	Equity Securities, Fair Value	Equity Securities, Net Asset Value	Total
Balance at December 31, 2020	$3,161,120	$30,496,625	$33,657,745
Realized gains (losses)	851,307	0	851,307
Unrealized gains (losses)	(237,803)	6,642,410	6,404,607
Purchases	4,185,169	20,542,073	24,727,242
Sales	(851,307)	(77,511)	(928,818)
Balance at December 31, 2021	$7,108,486	$57,603,597	$64,712,083

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above.  As a result, the unrealized gains (losses) on instruments held at December 31, 2021 and 2020 may include changes in fair value that were attributable to both observable and unobservable inputs.

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
Financial Assets	Fair Value at December 31, 2021	Fair Value at December 31, 2020	Valuation Technique
Common stocks	$57,603,597	$30,496,625	Net Asset Value
Common stocks	7,108,486	3,161,120	Pricing Model
Total	$64,712,083	$33,657,745

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

Investments in Certain Entities Carried at Fair Value Using Net Asset Value per Share

Investment Category	Fair Value at December 31, 2021	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Common stocks
Growth equity
Redeemable	$28,546,227	$0	Quarterly	45 days
Non-redeemable	29,057,370	5,288,967	n/a	n/a
Total	$57,603,597	$5,288,967

Investment Category	Fair Value at December 31, 2020	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Common stocks
Growth equity
Redeemable	$21,713,727	$0	Quarterly	45 days
Non-redeemable	8,782,898	6,856,072	n/a	n/a
Total	$30,496,625	$6,856,072

Fair Value Measurements on a Nonrecurring Basis

Certain assets are not carried at fair value on a recurring basis. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the Consolidated Financial Statements. The Company did not recognize any re-measurements or impairments of financial instruments during the years ended December 31, 2021 and 2020.

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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used as of December 31:

2021	Carrying Amount	Estimated FairValue	Level 1	Level 2	Level 3
Assets
Common stock, at cost	$5,860,000	$5,860,000	$0	$0	$5,860,000
Preferred stock, at cost	8,683,343	8,683,343	0	0	8,683,343
Mortgage loans on real estate	29,183,562	29,183,562	0	0	29,183,562
Investment real estate	39,748,261	96,463,112	0	0	96,463,112
Notes receivable	17,722,976	17,722,976	0	0	17,722,976
Policy loans	7,390,497	7,390,497	0	0	7,390,497
Liabilities
Notes payable	24,000,000	24,000,000	0	24,000,000	0

2020	Carrying Amount	Estimated FairValue	Level 1	Level 2	Level 3
Common stock, at cost	$5,860,000	$5,860,000	$0	$0	$5,860,000
Preferred stock, at cost	8,529,189	8,529,189	0	0	8,529,189
Mortgage loans on real estate	20,802,365	20,802,365	0	0	20,802,365
Investment real estate	38,086,391	82,689,332	0	0	82,689,332
Notes receivable	17,682,296	17,709,894	0	0	17,709,894
Policy loans	8,590,524	8,590,524	0	0	8,590,524

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

The carrying value for notes payable is a reasonable estimate of fair value subject to floating rates of interest.  The fair value of notes payable with fixed rate borrowings is determined based on the borrowing rates currently available to the Company for loans with similar terms and average maturities.  The inputs used to measure the fair value of our notes payable are classified as Level 2 within the fair value hierarchy.

Note 4 - Reinsurance

As is customary in the insurance industry, the insurance subsidiary cedes insurance to, and assumes insurance from, other insurance companies under reinsurance agreements.  Reinsurance agreements are intended to limit a life insurer’s maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk.  The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it.  However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies.  The Company sets a limit on the amount of insurance retained on the life of any one person.  The Company will not retain more than $125,000, including accidental death benefits, on any one life. At December 31, 2021, the Company had gross insurance in-force of $948 million of which approximately $193 million was ceded to reinsurers.  At December 31, 2020, the Company had gross insurance in-force of $1 billion of which approximately $206 million was ceded to reinsurers.

The Company’s reinsured business is ceded to numerous reinsurers. The Company monitors the solvency of its reinsurers in seeking to minimize the risk of loss in the event of a failure by one of the parties. The Company is primarily liable to the insureds even if the reinsurers are unable to meet their obligations. The primary reinsurers of the Company are large, well-capitalized entities.

Most recently, UG utilized reinsurance agreements with Optimum Re Insurance Company (“Optimum”), and Swiss Re Life and Health America Incorporated (“SWISS RE”).  Optimum and SWISS RE currently hold an “A” (Excellent) and “A+” (Superior) rating, respectively, from A.M. Best, an industry rating company.  The reinsurance agreements were effective December 1, 1993, and covered most new business of UG.  Under the terms of the agreements, UG cedes risk amounts above its retention limit of $100,000 with a minimum cession of $25,000. Ceded amounts are shared equally between the two reinsurers on a yearly renewable term (“YRT”) basis, a common industry method.  The treaty is self-administered; meaning the Company records the reinsurance results and reports them to the reinsurers.

Also, Optimum is the reinsurer of 100% of the accidental death benefits (“ADB”) in force of UG.  This coverage is renewable annually at the Company’s option.  Optimum specializes in reinsurance agreements with small to mid-size carriers such as UG.

UG entered into a coinsurance agreement with Park Avenue Life Insurance Company (“PALIC”) effective September 30, 1996.  Under the terms of the agreement, UG ceded to PALIC substantially all of its then in-force paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  Under the terms of the agreement, UG sold 100% of the future results of this block of business to PALIC through a coinsurance agreement.  UG continues to administer the business for PALIC and receives a servicing fee through a commission allowance based on the remaining in-force policies each month.  PALIC has the right to assumption reinsure the business, at its option, and transfer the administration.  The Company is not aware of any such plans.  PALIC’s ultimate parent, The Guardian Life Insurance Company of America (“Guardian”), currently holds an “A++” (Superior) rating from A.M. Best.  The PALIC agreement accounts for approximately 64% of UG’s reinsurance reserve credit, as of December 31, 2021 and 2020.

The Company does not have any short-duration reinsurance contracts.  The effect of the Company’s long-duration reinsurance contracts on premiums earned in 2021 and 2020 were as follows:
	2021	2020
	Premiums Earned	Premiums Earned
Direct	$9,080,076	$9,256,992
Assumed	(37)	(47)
Ceded	(2,680,050)	(2,725,303)
Net Premiums	$6,399,989	$6,531,642

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

	2021	2020
Cost of insurance acquired, beginning of year	$4,101,471	$4,846,321

Interest accretion	587,120	676,503
Amortization	(1,302,090)	(1,421,353)
Net amortization	(714,970)	(744,850)
Cost of insurance acquired, end of year	$3,386,501	$4,101,471

Estimated net amortization expense of cost of insurance acquired for the next five years is as follows:

	Interest Accretion	Amortization	Net Amortization
2022	501,324	1,189,672	688,348
2023	418,722	1,079,979	661,257
2024	339,372	975,187	635,815
2025	263,074	877,240	614,166
2026	189,374	799,520	610,146

Note 6 – Income Taxes

UTG and UG file separate federal income tax returns.

Income tax expense (benefit) consists of the following components:

	2021	2020
Current tax	$(32,134)	$2,476,599
Deferred tax	2,101,807	(2,136,105)
Income tax expense	$2,069,673	$340,494

The expense for income taxes differed from the amounts computed by applying the applicable United States statutory rate of 21% as of December 31, 2021 and 2020, before income taxes as a result of the following differences:

	2021	2020
Tax computed at statutory rate	$2,483,215	$536,982
Changes in taxes due to:
Non-controlling interest	(19,340)	(26,871)
Dividend received deduction	(107,180)	(155,597)
Oil and gas royalties depletion	(60,969)	(541)
Other	(226,053)	(13,479)
Income tax expense	$2,069,673	$340,494

The following table summarizes the major components that comprise the net deferred tax liability as reflected in the balance sheets:

	2021	2020
Investments	$12,159,338	$10,918,449
Cost of insurance acquired	711,165	861,309
Management/consulting fees	(8,518)	(8,832)
Future policy benefits	(447,958)	(511,297)
Deferred gain on sale of subsidiary	1,387,490	1,387,490
Other assets (liabilities)	(57,783)	364,797
Reserves adjustment	192,212	240,266
Federal tax DAC	(255,550)	(256,468)
Deferred tax liability	$13,680,396	$12,995,714

At December 31, 2021 and 2020, the Company had gross deferred tax assets of $1,292,790 and $1,413,608, respectively, and gross deferred tax liabilities of $14,973,186 and $14,409,322, respectively, resulting from temporary differences primarily related to the life insurance subsidiary.  A valuation allowance is to be provided when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded relating to the Company’s deferred tax assets since, in Management’s judgment, the Company will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

The Company’s Federal income tax returns are periodically audited by the Internal Revenue Service (“IRS”). There are currently no examinations in process, nor is Management aware of any pending examination by the IRS.  The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities. Such tax positions initially and subsequently need to be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company has evaluated its tax positions, expiring statutes of limitations, changes in tax law and new authoritative rulings and believes that no disclosure relative to a provision of income taxes is necessary, at this time, to cover any uncertain tax positions. Tax years that remain subject to examination are the years ended December 31, 2018, 2019, 2020 and 2021.

The Company classifies interest and penalties on underpayment of income taxes as income tax expense.  No interest or penalties were included in the reported income taxes for the years presented.  The Company is not aware of any potential or proposed changes to any of its tax filings.

Note 7 – Credit Arrangements

At December 31, 2021 and 2020, the Company had the following lines of credit available:

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2020	Borrowings	Repayments	December 31, 2021
Lines of Credit:
UTG	11/20/2013	11/20/2022	$8,000,000	$0	0	0	$0
UG - CMA	10/21/2021	10/7/2022	25,000,000	0	24,000,000	0	24,000,000
UG - REPO	10/21/2021	10/7/2022	25,000,000	0	0	0	0

The UTG line of credit carries interest at a fixed rate of 3.750% and is payable monthly. As collateral, UTG has pledged 100% of the common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company ("UG").

During October of 2021, the Federal Home Loan Bank approved UG’s Cash Management Advance Application (“CMA”). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $24,874,397. During the fourth quarter of 2021, the Company borrowed $24 million and utilized the funds for investing activities. The interest rate on the borrowed funds is variable and currently is 0.23%. During the first quarter of 2022, the Company repaid $14 million of the outstanding principal balance.

The CMA is a source of overnight liquidity utilized to address the day-to-day cash needs of a Company. In order to provide the Company with multiple lending options, Management also applied for, and the FHLB approved, the Company's Repurchase ("REPO") Advance Application for $25 million. The REPO Advance requires a minimum borrowing of $15 million and provides financing for one day to one year at a fixed rate of interest. The Company has enough qualifying investments for collateral pledging of $25 million total against the two borrowing vehicles.

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

The following table represents the total funding commitments and the unfunded commitment as of December 31, 2021 related to certain investments:

	Total Funding Commitment	Unfunded Commitment
RLF III, LLC	$4,000,000	$398,120
Sovereign’s Capital, LP Fund I	500,000	13,000
Sovereign's Capital, LP Fund II	1,000,000	92,034
Sovereign's Capital, LP Fund III	3,000,000	641,440
Macritchie Storage II, LP	7,000,750	833,358
Garden City Companies, LLC	2,000,000	1,855,039
Carrizo Springs Music, LLC	5,000,000	189,711
Legacy Venture X, LLC	3,000,000	2,250,000
QCC Investment Co., LLC	1,500,000	150,000
Great American Media Group, LLC	4,000,000	1,520,000
Sovereign's Capital Evergreen Fund I, LLC	3,000,000	300,454

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

During 2021, the Company committed to invest in Sovereign’s Capital Evergreen Fund I, LLC (“Evergreen”), which invests in companies in emerging markets. Evergreen makes capital calls to investors as funds are needed.

Note 9 – Shareholders’ Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock. At a meeting of the Board of Directors in September of 2020, the Board of Directors of UTG authorized the repurchase of up to an additional $1.5 million of UTG’s common stock, for a total repurchase of $20 million of UTG’s common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2021, the Company repurchased 19,640 shares through the stock repurchase program for $537,379. Through December 31, 2021, UTG has spent $18,623,628 in the acquisition of 1,301,905 shares under this program.

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

In December of 2021, the Company issued 4,269 shares of its common stock as compensation to the Directors. The shares were valued at $27.50 per share, the market value at the date of issue. During 2021, the Company recorded $117,398 in operating expense related to the stock issuance.  In December of 2020, the Company issued 3,977 shares of its common stock as compensation to the Directors. The shares were valued at $27.00 per share, the market value at the date of issue. During 2020, the Company recorded $107,379 in operating expense related to the stock issuance.

Other Compensation - During 2021, the Company issued 6,294 shares of stock to management and employees as compensation at a cost of $170,537.  During 2020, The Company issued 6,664 shares of stock to management and employees as compensation at a cost of $218,289.  These awards are determined at the discretion of the Board of Directors.

Earnings Per Share - The following is a reconciliation of basic and diluted weighted average shares outstanding used in the computation of basic and diluted earnings per share:

	2021	2020
Basic weighted average shares outstanding	3,171,919	3,233,773
Weighted average dilutive options outstanding	0	0
Diluted weighted average shares outstanding	3,171,919	3,233,773

The computation of diluted earnings per share is the same as basic earnings per share for the years ending December 31, 2021 and 2020, as there were no outstanding securities, options or other offers that give the right to receive or acquire common shares of UTG.

Statutory Restrictions – Restrictions exist on the flow of funds to UTG from its insurance subsidiary.  Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. UG is required to maintain minimum statutory surplus of $2,500,000. At December 31, 2021, substantially all of the consolidated shareholders’ equity represents net assets of UTG’s subsidiaries.

UG is domiciled in the state of Ohio. Ohio requires notification within 5 business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory net income or b) 10% of statutory capital and surplus.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid ordinary dividends of $5 million and $4 million to UTG in 2021 and 2020, respectively. No extraordinary dividends were paid during the two year period. UTG used the dividends received during 2021 and 2020 to purchase outstanding shares of UTG stock and for general operations of the Company.

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

The following table reflects UG’s statutory basis net income and capital and surplus (shareholders’ equity) as of December 31:

	2021	2020
Net income	$450,976	$6,258,945
Capital and surplus	64,726,088	70,605,156

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

On February 20, 2003, UG purchased $4 million of a trust preferred security offering issued by First Southern Bancorp, Inc. (“FSBI”).  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%. The Company received dividends of $165,137 and $165,590 during 2021 and 2020, respectively. During 2020, the Company received a preferred pay down of $502,000 leaving a cost basis of $2,500,000.

On March 30, 2009, UG purchased $1 million of FSBI common stock.  The sale and transfer of this security is restricted by the provisions of a stock restriction and buy-sell agreement.

UTG has a 30.10% ownership interest in an aircraft that is jointly owned with First Southern National Bank and Bandyco, LLC. Bandyco, LLC is affiliated with the Estate of Ward F. Correll. Mr. Correll is the father of Jesse Correll and a former director of the Company. The aircraft is used for business related travel by various officers and employees of the Company. For years 2021 and 2020, UTG paid $248,977 and $298,058 for costs associated with the aircraft, respectively.

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiary. Under this arrangement, the subsidiary pays its proportionate share of expenses, based on an allocation formula. During 2021 and 2020, UG paid $6,824,829 and $7,262,645, respectively, in expenses. The Ohio Department of Insurance has approved the cost sharing agreement and it is Management’s opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

The Company from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services the Company’s mortgage loans including those covered by the participation agreements.  The Company pays a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $23,508 and $23,721 in servicing fees and $48,901 and $35,240 in origination fees to FSNB during 2021 and 2020, respectively.

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

The Company reimbursed expenses incurred by employees of FSNB relating to salaries, travel and other costs incurred on behalf of or relating to the Company and received reimbursements from FSNB. The Company paid $895,100 and $766,616 in 2021 and 2020, respectively to FSNB in net reimbursement of such costs.

Effective July 1, 2018, the Company assumed the employees of several smaller entities associated with UTG. The purpose of this was to support the continued efforts to further streamline operations amongst associated entities. The salaries, benefits, and payroll related processing fees are 100% reimbursed by the associated entities on a monthly basis. During 2021 and 2020, the Company received reimbursements of $947,689 and $838,431, respectively.

The Company rents approximately 8,000 square feet of office space, located in Stanford, Kentucky, from FSNB and pays $2,000 per month in rent. The Company paid rent of $24,000 to FSNB during 2021 and 2020.

As previously disclosed in the Notes Receivable section of Note 2 - Investments, several of the Company’s notes have participation agreements in place with third parties.  Certain participation agreements are with FSF, a related party.  The participation agreements are sold without recourse and assigned to the participant based on their pro-rata share of the principal, interest and collateral as specified in the participation agreements. The undivided participations in the notes receivable range from 20% - 50%.  The total amount of loans participated to FSF was $111,869 and $216,160 as of December 31, 2021 and 2020, respectively.

During 2021, UG purchased several real estate parcels from FSF at a cost of $1,502,035. UG also purchased one real estate parcel from FSNB in 2021 at a cost of $80,000.

During 2020, UG purchased four real estate parcels from FSNB at a cost of $1,560,000. Also, during 2020, UG purchased UG-Cam, LLC from FSF at a cost of $539,508. At the time of purchase, UG-Cam, LLC owned four properties.

Note 12 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses for the periods ended December 31:

	2021	2020
Interest	$785	$0
Federal income tax	1,202,000	2,531,500

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

Because UTG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of December 31, 2021 and 2020, approximately 55% and 56%, respectively, of the Company’s total direct premium was collected from Illinois, Ohio, Texas and West Virginia. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 20% of total life insurance in force at December 31, 2021 and 2020.  Insurance ceded represented 36% and 37% of premium income for 2021 and 2020, respectively. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.
The Company owns a variety of investments associated with the oil and gas industry.  These investments represented approximately 22% and 20% of the Company’s total invested assets at December 31, 2021 and 2020, respectively. The following table provides an allocation of the oil and gas investments by type as of December 31:

2021	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,249,040	$1,249,040
Equity securities, at fair value	60,932,033	0	60,932,033
Investment real estate	16,351,500	0	16,351,500
Notes receivable	5,000,000	0	5,000,000
Total	$82,283,533	$1,249,040	$83,532,573

2020	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,268,670	$1,268,670
Equity securities, at fair value	41,551,468	0	41,551,468
Investment real estate	20,031,576	0	20,031,576
Notes receivable	6,000,000	0	6,000,000
Total	$67,583,044	$1,268,670	$68,851,714

As of December 31, 2021 and 2020, the Company owned two equity securities that represented approximately 53% and 47%, respectively, of the total investments associated with the oil and gas industry.

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

Our Management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2021 and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

The Company’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making the assessment, Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).  Based on Management’s assessment, Management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting since December 31, 2021, in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15(e) and 15d-15(e), that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Board of Directors

In accordance with the laws of Delaware and the Certificate of Incorporation and Bylaws of UTG, as amended, UTG is managed by its executive officers under the direction of the Board of Directors.  The Board elects executive officers, evaluates their performance, works with management in establishing business objectives and considers other fundamental corporate matters, such as the issuance of stock or other securities, the purchase or sale of a business and other significant corporate business transactions.  In the fiscal year ended December 31, 2021, the Board met four times.  During 2021, all Directors attended at least 75% of all meetings of the Board and meetings of committees of the Board.  Our Board of Directors does not have a policy requiring directors to attend annual meetings of shareholders.  All Board members attended our 2021 annual shareholders’ meeting.

The Board of Directors has an Audit Committee consisting of Messrs. Molnar, Harmon, and Cortines. Our Board has determined that each of the members of the Audit Committee meets the criteria for independence under the NASDAQ listing standards.  The Audit Committee performs such duties as outlined in the Company’s Audit Committee Charter.  The Audit Committee reviews and acts or reports to the Board with respect to various auditing and accounting matters, the scope of the audit procedures and the results thereof, internal accounting and control systems of UTG, the nature of services performed for UTG and the fees to be paid to the independent auditors, the performance of UTG's independent and internal auditors and the accounting practices of UTG.  The Audit Committee also recommends to the full Board of Directors the auditors to be appointed by the Board.  The Audit Committee met four times in 2021.

The Board has reviewed the qualifications of each member of the audit committee and determined one member of the committee, Gabriel Molnar, meet the definition of an “audit committee financial expert” as defined in Item 407 of Regulation S-K.

The Board of Directors has a Compensation Committee consisting of Messrs. Darden, Dayton and Ochs.  Our Board has determined that each of the members of the Compensation Committee meets the criteria for independence under the NASDAQ listing standards.  The Compensation Committee performs such duties as outlined in the Company’s Compensation Committee Charter.  The Compensation Committee reviews and acts or reports to the Board with respect to various compensation matters relative to the Company’s executive officers.  The Compensation Committee has the authority to delegate appropriate matters to subcommittees as the Committee may determine in its discretion.  The Compensation Committee met two times in 2021.

Under UTG’s By-Laws, the Board of Directors should be comprised of at least six and no more than eleven Directors.  At December 31, 2021, the Board consisted of ten Directors.  Shareholders elect Directors to serve for a period of one year at UTG’s annual shareholders’ meeting.

The Board of Directors does not have a formal nominating committee, or a committee that performs similar functions, and does not have a nominating committee charter.  The Board has concluded that the nominating process should not be limited to certain members so that a comprehensive selection of candidates can be considered.  Therefore, the nomination process is conducted by the full Board of Directors.  The Board of Directors has not adopted a formal policy with regard to the consideration of Director candidates recommended by shareholders.  Candidates for nomination have been recommended by an executive officer or director and considered by the Board of Directors.  Generally, candidates have been persons who have been known to one or more of our Board members.  The Board of Directors will, however, consider nominees recommended by shareholders.  Shareholders wishing to recommend candidates for Board membership must submit the recommendations in writing to the Secretary of the Company at least 90 days prior to a date corresponding to the previous year’s Annual Meeting, with the submitting shareholder’s name and address and pertinent information about the proposed nominee similar to that set forth for directors named herein.  The Board does not evaluate potential nominees for director differently based on whether they are recommended by a shareholder.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Directors and officers of UTG file periodic reports regarding ownership of Company securities with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 as amended, and the rules promulgated there under.  UTG is not aware of any individuals who filed late with the Securities and Exchange Commission during 2021.  SEC filings may be viewed from the Company’s Web site www.utgins.com.

Audit Committee Report to Shareholders

In connection with the December 31, 2021 financial statements, the audit committee: (1) reviewed and discussed the audited financial statements with Management; (2) discussed with the independent auditors the matters required by Statement on Auditing Standards No. 61, Communications with Audit Committees, as amended, (AICPA, Professional Standards, Vol. 1 AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T; and (3) received the written disclosures and the letter from its independent auditors required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the audit committee concerning independence, and has discussed with the independent auditors their independence.  Based upon these reviews and discussions, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K filed with the SEC for the last fiscal year.

Members of the Company’s Audit Committee:

Gabriel J. Molnar	Committee Chairman
Thomas E. Harmon
John M. Cortines

The following information with respect to business experience of the Board of Directors has been furnished by the respective Directors or obtained from the records of UTG.

Name, Age	Position with the Company, Business Experience and Other Directorships
April R. Chapman, 56

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

Jesse T. Correll, 65

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

Preston H. Correll, 41

Founder of Marksbury Farm Market based in Bryantsville, Kentucky. He also owns and operates St. Asaph Farm in Stanford, Kentucky and focuses on sustainable farming and raising natural meat.  He spent a year and a half in India working with the Good Samaritans ministry and now serves on the board of the Friends of the Good Samaritans. Director of UTG, Inc. since December 2018.

John M. Cortines, 33

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

Thomas F Darden, II, 67

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

Howard L. Dayton, Jr., 78

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

Thomas E. Harmon, 67

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

Gabriel J. Molnar, 35

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

Peter L. Ochs, 70

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

James P. Rousey, 63

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

More detailed information on the following executive officers of UTG appears under “Directors”:

Jesse T. Correll	Chairman of the Board and Chief Executive Officer
James P. Rousey	President

Other executive officers of UTG are set forth below:

Name, Age	Position with UTG and Business Experience
Theodore C. Miller, 59

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

Douglas P. Ditto, 66

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

Item 11. Executive Compensation

Executive Compensation Table

The following table sets forth certain information regarding compensation paid to or earned by UTG’s Chief Executive Officer, and each of UTG’s two most highly compensated executive officers whose salary plus bonus exceeded $100,000 during UTG’s last fiscal year:

Name and Principal position	Year	Salary	Bonus	Stock Awards (1)	All Other Compensation (2)	Total
Jesse T. Correll Chief Executive Officer	2021	$195,000	$150,000	$0	$7,725	$352,725
	2020	180,000	100,000	0	6,856	286,856
James P. Rousey President	2021	115,000	150,000	0	4,525	269,525
	2020	115,000	124,996	25,004	3,850	253,850
Douglas P. Ditto Vice President	2021	161,250	15	149,985	6,356	317,606
	2020	142,500	9	149,991	5,494	297,994

(1)	Stock awards in the form of an annual bonus of 5,555 and 4,511 shares were issued in 2021 and 2020, respectively.
(2)	All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2021, there were no unexercised options, stock that has not vested or equity incentive plan awards outstanding for any of the above named executive officers.

Compensation of Directors

Effective January 1, 2018 a new compensation arrangement was approved whereby each outside Director annually receives $5,000 as a retainer and $2,500 per meeting attended.  The compensation, however, is paid in UTG Common Stock.  The value is determined annually on the close of business December 20th or the next business day should December 20th be a weekend or holiday, based on the activity of the year just ending.  Reasonable travel expenses are reimbursed in cash as incurred.  UTG's Director Compensation policy provides that Directors who are employees of UTG or its affiliates do not receive any compensation for their services as Directors except for reimbursement for reasonable travel expenses for attending each meeting.  The following table reflects compensation paid to all Directors who served in 2021.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation (2)	Total
Jesse T. Correll, Chief Executive Officer	$0	$0	$0	$0
James P. Rousey, President	0	0	0	0
April R. Chapman, Director	0	15,000	0	15,000
Preston H. Correll, Director	0	15,000	3,500	18,500
John M. Cortines, Director	0	15,000	0	15,000
Thomas F. Darden, II, Director	0	15,000	0	15,000
Howard L. Dayton, Director	0	15,000	5,000	20,000
Thomas E. Harmon, Director	0	15,000	0	15,000
Gabriel J. Molnar, Director	0	15,000	0	15,000
Peter L. Ochs, Director	0	15,000	0	15,000

((1) Market value of stock on earned date was $27.50 per share.
((2) Other Compensation represents payment for consulting services performed relative to management enrichment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Holders of Securities

The following tabulation sets forth the name and address of the entity known to be the beneficial owners of more than 5% of UTG’s Common Stock and shows:  (i) the total number of shares of Common Stock beneficially owned by such person as of February 1, 2022 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of Common Stock so owned as of the same date.

Title		Amount	Percent
of	Name and Address	and Nature of	Of
Class	of Beneficial Owner (2)	Beneficial Ownership	Class (1)

Common	Jesse T. Correll	127,553	(3)(5)	4.0%
Stock, no	First Southern Bancorp, Inc.	1,406,785	(3)(4)(5)	44.4%
par value	First Southern Funding, LLC	400,000	(3)(4)(5)(6)	12.6%
	First Southern Holdings, LLC	1,201,876	(3)(4)(5)	38.0%
	WCorrell, Limited Partnership	72,750	(3)(5)	2.3%
	Cumberland Lake Shell, Inc.	128,750	(5)	4.1%

((1) The percentage of shares owned is based on 3,165,631 shares of Common Stock outstanding as of February 1, 2022
((2) The address for each of Jesse Correll, First Southern Bancorp, Inc. (“FSBI”), First Southern Funding, LLC (“FSF”), First Southern Holdings, LLC (“FSH”), and WCorrell, Limited Partnership (“WCorrell LP”), is 205 North Depot Street, Stanford, Kentucky 40484. The address for Cumberland Lake Shell, Inc. (“CLS”) is P.O. Box 430, 150 Railroad Drive, Somerset, Kentucky 42502.

((3) The share ownership of Jesse Correll listed includes 54,803 shares of Common Stock owned by him individually. The share ownership of Mr. Correll also includes 72,750 shares of Common Stock held by WCorrell, Limited Partnership, a limited partnership in which Jesse Correll serves as managing general partner and as such, has sole voting and dispositive power over the shares held by the entity. In addition, by virtue of his ownership of voting securities of FSF and FSBI, and in turn, their ownership of 100% of the outstanding membership interests of FSH (the holder of 1,201,876 shares of Common Stock), Mr. Correll may be deemed to beneficially own the total number of shares of Common Stock owned by FSH, and may be deemed to share with FSH the right to vote and to dispose of such shares. Mr. Correll owns approximately 74% of the outstanding membership interests of FSF. Additionally, Mr. Correll owns directly approximately 44%, companies he controls own approximately 15%, and he has the power to vote but does not own an additional 2% of the outstanding voting stock of FSBI. FSBI and FSF in turn own 99% and 1%, respectively, of the outstanding membership interests of FSH.

((4) The share ownership of FSBI consists of 204,909 shares of Common Stock held by FSBI directly and 1,201,876 shares of Common Stock held by FSH of which FSBI is a 99% member and FSF is a 1% member. As a result, FSBI may be deemed to share the voting and dispositive power over the shares held by FSH.

((5) According to the Schedule 13D, as amended, filed August 13, 2021, Jesse Correll, FSBI, FSF and FSH, have agreed in principle to act together for the purpose of acquiring or holding equity securities of UTG. In addition, because of their relationship with these Reporting Persons, Cumberland Lake Shell, Inc. and WCorrell Limited Partnership may also be deemed to be members of this group. Therefore, each may be deemed to have acquired beneficial ownership of the equity securities of UTG beneficially owned by each of the Reporting Persons.

((6) Includes 4,035 shares in street name.

Security Ownership of Management of UTG

The following tabulation shows with respect to each of the Directors of UTG, UTG’s Chief Executive Officer and each of UTG’s two most highly compensated executive officers whose salary plus bonus exceeded $100,000 for fiscal 2021, and with respect to all executive officers and Directors of UTG as a group:  (i) the total number of shares of Common Stock beneficially owned by such person as of February 1, 2022 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of stock so owned as of the same date.

Title of	Name and Address of	Amount and Nature of	Percent of
Class	Beneficial Owner	Beneficial Ownership	Class (1)

UTG’s	April R. Chapman	Redmond, WA	730		*
Common	Jesse T. Correll	Stanford, KY	2,063,088	(2)	65.2%
Stock, no	Preston H. Correll	Stanford, KY	1,678	(3)	*
Par value	John M. Cortines	Oviedo, FL	4,313	(4)	*
	Thomas F. Darden, II	Raleigh, NC	62,294		2.0%
	Howard L. Dayton, Jr.	Sanford, FL	9,993	(5)	*
	Douglas P. Ditto	Danville, KY	37,951	(6)	1.2%
	Thomas E. Harmon	Springfield, IL	2,839		*
	Theodore C. Miller	Stanford, KY	12,292		*
	Gabriel J. Molnar	Louisville, KY	2,263		*
	Peter L. Ochs	Valley Center, KS	6,997	(7)	*
	James P. Rousey	Hustonville, KY	11,267	(8)	*
	All Directors and executive officers as a group (twelve in number)		2,215,705		70.0%

* Less than 1%

((1) The percentage of outstanding shares for UTG is based on 3,165,631 shares of Common Stock outstanding as of February 1, 2022.
((2) The share ownership of Jesse Correll listed includes 54,803 shares of Common Stock owned by him individually. The share ownership of Mr. Correll also includes 72,750 shares of Common Stock held by WCorrell, Limited Partnership, a limited partnership in which Jesse Correll serves as managing general partner and as such, has sole voting and dispositive power over the shares held by the entity. In addition, by virtue of his ownership of voting securities of FSF and FSBI, and in turn, their ownership of 100% of the outstanding membership interests of FSH (the holder of 1,201,876 shares of Common Stock), Mr. Correll may be deemed to beneficially own the total number of shares of Common Stock owned by FSH, and may be deemed to share with FSH the right to vote and to dispose of such shares. Mr. Correll owns approximately 74% of the outstanding membership interests of FSF. Additionally, Mr. Correll owns directly approximately 44%, companies he controls own approximately 15%, and he has the power to vote but does not own an additional 2% of the outstanding voting stock of FSBI. FSBI and FSF in turn own 99% and 1%, respectively, of the outstanding membership interests of FSH
((3) Includes 3 shares held in street name.
((4) Includes 848 shares held in spouse’s IRA and 1,881 shares held in street name.
((5) Includes 473 shares held in street name.
((6) Includes 1,600 shares held in a retirement account, 800 shares in street name, and 1,000 shares held by each of his three children.
((7) Includes 2,000 shares held in a trust for benefit of named individual.
((8) Includes 2,077 shares held in street name.

Except as indicated above, the foregoing persons hold sole voting and investment power.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

On February 20, 2003, UG purchased $4 million of a trust preferred security offering issued by First Southern Bancorp, Inc. (“FSBI”).  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%. The Company received dividends of $165,137 and $165,590 during 2021 and 2020, respectively. On March 30, 2009, UG purchased $1 million of FSBI common stock.  The sale and transfer of this security is restricted by the provisions of a stock restriction and buy-sell agreement. During 2020, the Company received a preferred pay down of $502,000 leaving a cost basis of $2,500,000.

UTG has a 30.10% ownership interest in an aircraft that is jointly owned with First Southern National Bank and Bandyco, LLC. Bandyco, LLC is affiliated with the Estate of Ward F. Correll. Mr. Correll is the father of Jesse Correll and a former director of the Company. The aircraft is used for business related travel by various officers and employees of the Company. For years 2021 and 2020, UTG paid $248,977 and $298,058 for costs associated with the aircraft, respectively.

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiary. Under this arrangement, the subsidiary pays its proportionate share of expenses, based on an allocation formula. During 2021 and 2020, UG paid $6,824,829 and $7,262,645, respectively, in expenses. The Ohio Department of Insurance has approved the cost sharing agreement and it is Management’s opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

The Company from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services the Company’s mortgage loans including those covered by the participation agreements.  The Company pays a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $23,508 and $23,721 in servicing fees and $48,901 and $35,240 in origination fees to FSNB during 2021 and 2020, respectively.

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

The Company reimbursed expenses incurred by employees of FSNB relating to salaries, travel and other costs incurred on behalf of or relating to the Company and received reimbursements from FSNB. The Company paid $895,100 and $766,616 in 2021 and 2020, respectively to FSNB in net reimbursement of such costs.

Effective July 1, 2018, the Company assumed the employees of several smaller entities associated with UTG. The purpose of this was to support the continued efforts to further streamline operations amongst associated entities. The salaries, benefits, and payroll related processing fees are 100% reimbursed by the associated entities on a monthly basis. During 2021 and 2020, the Company received reimbursements of $947,689 and $838,431, respectively.

The Company rents approximately 8,000 square feet of office space, located in Stanford, Kentucky, from FSNB and pays $2,000 per month in rent. The Company paid rent of $24,000 to FSNB during 2021 and 2020.

As previously disclosed in the Notes Receivable section of Note 2 - Investments, several of the Company’s notes have participation agreements in place with third parties.  Certain participation agreements are with FSF, a related party.  The participation agreements are sold without recourse and assigned to the participant based on their pro-rata share of the principal, interest and collateral as specified in the participation agreements. The undivided participations in the notes receivable range from 20% - 50%.  The total amount of loans participated to FSF was $111,869 and $216,160 as of December 31, 2021 and 2020, respectively.

During 2021, UG purchased several real estate parcels from FSF at a cost of $1,502,035. UG also purchased one real estate parcel from FSNB in 2021 at a cost of $80,000.

During 2020, UG purchased four real estate parcels from FSNB at a cost of $1,560,000. Also, during 2020, UG purchased UG-Cam, LLC from FSF at a cost of $ . At the time of purchase, UG-Cam, LLC owned four properties.

Item 14. Principal Accountant Fees and Services

The Audit Committee is required to be directly responsible for the appointment, compensation and retention of the Company’s independent registered public accounting firm.  The Audit Committee appointed Brown Smith Wallace, LLP (“BSW”) as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2021 and 2020.

On July 13, 2021, we were notified that the audit practice of Brown Smith Wallace, LLP (“Brown Smith Wallace”) our independent registered public accounting firm, was combined with Armanino LLP (“Armanino”) in a transaction pursuant to which Brown Smith Wallace combined its operations with Armanino and certain of the professional staff and partners of Brown Smith Wallace joined Armanino either as employees or partners of Armanino. On August 1, 2021, Brown Smith Wallace resigned as the auditors of the Company and with the approval of the Audit Committee of the Company’s Board of Directors, Armanino was engaged as its independent registered public accounting firm (Auditor Firm ID: 32).

Amounts paid to, or billed by, the Company’s principal accountant, during the two most recent fiscal years by category were as follows:

Audit Fees - Audit fees paid for these audit services in the fiscal years ended December 31, 2021 and 2020 totaled $123,050 and $121,550 respectively. Fees billed for the quarterly reviews of the Company’s financial statements totaled $33,000 and $23,850 for the years 2021 and 2020, respectively.

Audit Related Fees - No audit related fees were incurred by the Company from Armanino for the years ended December 31, 2021 and 2020.

Tax Fees – For the years ended December 31, 2021 and 2020, the Company paid $21,750 and $17,600, respectively, to Armanino relating to certain tax advice and electronic filing of certain federal and state income tax returns of the Company.

All Other Fees – During 2021 and 2020, the Company paid no other fees to Armanino.

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

10.17

Amendment #3 to the Shared Services Agreement between UTG, Inc. and FSNB effective January 1, 2019.
[Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2018 originally filed as Exhibit 10.17].

14.1	Code of Ethics and Business Conduct [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 14.1].
14.2	Code of Ethical Conduct for Senior Financial Officers [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 14.2].
*21.1	List of Subsidiaries of the Registrant.
*23	Consent of Armanino LLP independent registered accounting firm
*31.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
*32.2	Certificate of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Corporate Secretary of UTG, as required pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
99.1	Audit Committee Charter. [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2018 originally filed as Exhibit 99.1].
99.2	Whistleblower Policy [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 99.2].
99.3	Compensation Committee Charter. [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2015 originally filed as Exhibit 99.3].
99.4	Investment Committee Charter. [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2015 originally filed as Exhibit 99.4].
*101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Filed herewith

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, UTG, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTG, Inc.

By:	/s/ Jesse T. Correll
Jesse T. Correll
Chief Executive Officer

Date: March 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	By: /s/ Thomas E. Harmon
April R. Chapman Director	Thomas E. Harmon Director

By: /s/ Jesse T. Correll	By: /s/ Gabriel J. Molnar
Jesse T. Correll Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	Gabriel J. Molnar Director

By: /s/ Preston H. Correll	By: /s/ Peter L. Ochs
Preston H. Correll Director	Peter L. Ochs Director

By: /s/ John M. Cortines	By: /s/ James P. Rousey
John M. Cortines Director	James P. Rousey Director

By: /s/ Thomas F. Darden II	By: /s/ Theodore C. Miller
Thomas F. Darden II Director	Theodore C. Miller Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

By: /s/ Howard L. Dayton
Howard L. Dayton Director