Form 10-Q
period 2022-03-31
UTG INC
filed 2022-05-13
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2022 was 3,172,895.

UTG, Inc.
(The “Company”)

Part 1.   Financial Information.
Item 1.  Financial Statements.

UTG, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2022	December 31, 2021*
ASSETS
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $122,031,325 and $127,949,963)	$125,856,319	$140,963,881
Equity securities, at fair value (cost $70,136,129 and $68,403,168)	132,097,229	122,229,121
Equity securities, at cost	14,543,343	14,543,343
Mortgage loans on real estate at amortized cost	30,447,752	29,183,562
Investment real estate	38,985,840	39,748,261
Notes receivable	15,939,190	17,722,976
Policy loans	7,321,614	7,390,497
Total investments	365,191,287	371,781,641

Cash and cash equivalents	24,264,752	30,787,278
Accrued investment income	977,899	1,264,159
Reinsurance receivables:
Future policy benefits	24,885,324	24,740,562
Policy claims and other benefits	4,304,148	4,426,997
Cost of insurance acquired	3,214,414	3,386,501
Income tax receivable	0	975,373
Other assets	1,865,990	1,097,246
Total assets	$424,703,814	$438,459,757

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$233,829,014	$235,367,680
Policy claims and benefits payable	3,723,265	3,941,305
Other policyholder funds	337,144	345,248
Dividend and endowment accumulations	14,694,064	14,686,166
Income taxes payable	74,469	0
Deferred income taxes	13,343,942	13,680,396
Notes payable	10,000,000	24,000,000
Trading securities, at fair value (proceeds $5,907 and $2,202)	5,291	1,116
Other liabilities	5,272,673	5,193,039
Total liabilities	281,279,862	297,214,950

Shareholders' equity:
Common stock - no par value, stated value $0.001 per share. Authorized 7,000,000 shares - 3,174,783 and 3,166,669 shares outstanding	3,176	3,167
Additional paid-in capital	32,999,942	32,780,587
Retained earnings	106,923,670	97,731,347
Accumulated other comprehensive income	2,993,898	10,253,151
Total UTG shareholders' equity	142,920,686	140,768,252
Noncontrolling interests	503,266	476,555
Total shareholders' equity	143,423,952	141,244,807
Total liabilities and shareholders' equity	$424,703,814	$438,459,757

* Balance sheet audited at December 31, 2021.

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2022	2021
Revenue:
Premiums and policy fees	$2,153,061	$2,299,063
Ceded reinsurance premiums and policy fees	(646,149)	(592,474)
Net investment income	4,459,368	1,959,667
Other income	61,323	94,735
Revenue before net investment gains (losses)	6,027,603	3,760,991
Net investment gains (losses):
Other realized investment gains, net	4,780,149	145,046
Change in fair value of equity securities	8,154,629	20,179,879
Total net investment gains (losses)	12,934,778	20,324,925
Total revenue	18,962,381	24,085,916

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	4,660,797	3,994,851
Ceded reinsurance benefits and claims	(987,431)	(409,151)
Annuity	263,042	237,555
Dividends to policyholders	87,159	87,808
Commissions and amortization of deferred policy acquisition costs	(25,669)	(26,154)
Amortization of cost of insurance acquired	172,087	178,743
Operating expenses	2,918,323	2,103,377
Interest expense	11,974	0
Total benefits and other expenses	7,100,282	6,167,029

Income before income taxes	11,862,099	17,918,887
Income tax expense	2,643,062	3,720,168

Net income	9,219,037	14,198,719

Net income attributable to noncontrolling interests	(26,714)	(29,753)

Net income attributable to common shareholders	$9,192,323	$14,168,966

Amounts attributable to common shareholders
Basic income per share	$2.90	$4.46

Diluted income per share	$2.90	$4.46

Basic weighted average shares outstanding	3,171,087	3,177,013

Diluted weighted average shares outstanding	3,171,087	3,177,013

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2022	2021
Net income	$9,219,037	$14,198,719

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	(9,184,559)	(7,480,068)
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	1,928,757	1,570,814
Unrealized holding gains (losses) arising during period, net of tax	(7,255,802)	(5,909,254)

Less reclassification adjustment for (gains) losses included in net income	(4,369)	0
Tax expense (benefit) for gains included in net income (loss)	918	0
Reclassification adjustment for (gains) losses included in net income, net of tax	(3,451)	0
Subtotal: Other comprehensive income (loss), net of tax	(7,259,253)	(5,909,254)

Comprehensive income (loss)	1,959,784	8,289,465

Less comprehensive income attributable to noncontrolling interests	(26,714)	(29,753)

Comprehensive income attributable to UTG, Inc.	$1,933,070	$8,259,712

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

Three Months Ended March 31, 2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity

Balance at December 31, 2021	$3,167	$32,780,587	$97,731,347	$10,253,151	$476,555	$141,244,807
Common stock issued during year	18	486,779	0	0	0	486,797
Treasury shares acquired	(9)	(267,424)	0	0	0	(267,433)
Net income (loss) attributable to common shareholders	0	0	9,192,323	0	0	9,192,323
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(7,259,253)	0	(7,259,253)
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	(3)	(3)
Gain attributable to noncontrolling interest	0	0	0	0	26,714	26,714
Balance at March 31, 2022	$3,176	$32,999,942	$106,923,670	$2,993,898	$503,266	$143,423,952

Three Months Ended March 31, 2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity

Balance at December 31, 2020	$3,176	$33,025,018	$88,068,284	$15,584,241	$460,772	$137,141,491
Common stock issued during year	6	153,759	0	0	0	153,765
Treasury shares acquired	(4)	(112,852)	0	0	0	(112,856)
Net income attributable to common shareholders	0	0	14,168,966	0	0	14,168,966
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(5,909,254)	0	(5,909,254)
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	0	0
Gain attributable to noncontrolling interest	0	0	0	0	29,753	29,753
Balance at March 31, 2021	$3,178	$33,065,925	$102,237,250	$9,674,987	$490,525	$145,471,865

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$9,219,037	$14,198,719
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	(48,692)	(49,401)
Realized investment gains (losses), net	(4,780,149)	(145,046)
Change in fair value of equity securities	(8,154,629)	(20,179,879)
Unrealized trading (gains) losses included in income	470	(2,734)
Realized trading (gains) losses included in income	2,516	(10,954)
Amortization of cost of insurance acquired	172,087	178,743
Depreciation and depletion	327,883	624,797
Stock-based compensation	486,797	153,765
Charges for mortality and administration of universal life and annuity products	(1,500,108)	(1,603,750)
Interest credited to account balances	948,325	987,251
Change in accrued investment income	286,260	122,188
Change in reinsurance receivables	(21,913)	413,486
Change in policy liabilities and accruals	(1,067,549)	(1,416,401)
Change in income taxes receivable (payable)	1,049,842	(1,216,970)
Change in other assets and liabilities, net	904,101	4,260,542
Net cash used in operating activities	(2,175,722)	(3,685,644)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	6,021,700	505,000
Equity securities	2,517,691	541,790
Trading securities	9,501	8,492
Mortgage loans	281,974	1,212,205
Real estate	6,573,943	589,785
Notes receivable	3,844,443	322,411
Policy loans	275,914	244,121
Total proceeds from investments sold and matured	19,525,166	3,423,804
Cost of investments acquired:
Fixed maturities available for sale	(50,000)	(20,000)
Equity securities	(3,913,832)	(8,468,969)
Trading securities	(8,311)	(4,232)
Mortgage loans	(1,546,165)	(387,039)
Real estate	(1,680,959)	(780,781)
Notes receivable	(2,060,657)	0
Policy loans	(207,030)	(196,034)
Total cost of investments acquired	(9,466,954)	(9,857,055)
Net cash provided by (used in) investing activities	10,058,212	(6,433,251)

Cash flows from financing activities:
Policyholder contract deposits	1,278,889	1,195,495
Policyholder contract withdrawals	(1,416,469)	(1,820,928)
Payments of principal on notes payable/line of credit	(14,000,000)	0
Purchase of treasury stock	(267,433)	(112,856)
Non controlling contributions (distributions) of consolidated subsidiary	(3)	0
Net cash used in financing activities	(14,405,016)	(738,289)
Net increase (decrease) in cash and cash equivalents	(6,522,526)	(10,857,184)
Cash and cash equivalents at beginning of period	30,787,278	39,025,754
Cash and cash equivalents at end of period	$24,264,752	$28,168,570

See accompanying notes.

UTG, Inc.

Notes to Condensed Consolidated Financial Statements
 (Unaudited)

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2022, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  The Company’s results of operations for the three-months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other future period.

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

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates. At March 31, 2022, Mr. Correll owns or controls directly and indirectly approximately 65.22% of UTG’s outstanding stock.

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

Note 2 – Recently Issued Accounting Standards

During the three months ended March 31, 2022, there were no additions to or changes in the critical accounting policies disclosed in the 2021 Form 10-K.

Note 3 – Investments

Available for Sale Securities – Fixed Maturity Securities

The Company’s insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in available for sale securities are summarized as follows:

March 31, 2022	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$21,311,435	$40,954	$(465,755)	$20,886,634
U.S. special revenue and assessments	7,539,433	984,102	0	8,523,535
All other corporate bonds	93,180,457	3,503,148	(237,455)	96,446,150
	$122,031,325	$4,528,204	$(703,210)	$125,856,319

December 31, 2021	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$25,312,358	$355,623	$(17,078)	$25,650,903
U.S. special revenue and assessments	7,540,867	982,668	0	8,523,535
All other corporate bonds	95,096,738	11,692,705	0	106,789,443
	$127,949,963	$13,030,996	$(17,078)	$140,963,881

The amortized cost and estimated market value of debt securities at March 31, 2022, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale March 31, 2022	Amortized Cost	Fair Value
Due in one year or less	$6,997,599	$7,025,545
Due after one year through five years	45,895,603	46,136,979
Due after five years through ten years	20,054,401	21,610,306
Due after ten years	22,131,718	22,672,885
Fixed maturities with no single maturity date	26,952,004	28,410,604
Total	$122,031,325	$125,856,319

The fair value of investments with sustained gross unrealized losses are as follows:

March 31, 2022	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$13,344,699	(465,755)	0	0	13,344,699	$(465,755)
All other corporate bonds	11,632,779	(237,455)	0	0	11,632,779	(237,455)
Total fixed maturities	$24,977,478	(703,210)	0	0	24,977,478	$(703,210)

December 31, 2021	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$4,042,825	(17,078)	0	0	4,042,825	$(17,078)
Total fixed maturities	$4,042,825	(17,078)	0	0	4,042,825	$(17,078)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of March 31, 2022
Fixed maturities	17	0	17
As of December 31, 2021
Fixed maturities	3	0	3

Substantially all of the unrealized losses on fixed maturities at March 31, 2022 and December 31, 2021 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of  March 31, 2022 and December 31, 2021.

Net Investment Gains (Losses)

The following table presents net investment gains (losses) and the change in net unrealized gains on available-for-sale investments.

	Three Months Ended
	March 31,
	2022	2021
Realized gains:
Sales of fixed maturities	$4,369	$0
Sales of equity securities	385,358	12,372
Sales of real estate	4,458,442	136,059
Total realized gains	4,848,169	148,431
Realized losses:
Sales of equity securities	(68,020)	(3,385)
Total realized losses	(68,020)	(3,385)
Net realized investment gains (losses)	4,780,149	145,046
Change in fair value of equity securities:
Change in fair value of equity securities held at the end of the period	8,154,629	20,179,879
Change in fair value of equity securities	8,154,629	20,179,879
Net investment gains (losses)	$12,934,778	$20,324,925
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$(9,184,559)	$(7,480,068)
Net increase (decrease)	$(9,184,559)	$(7,480,068)

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

The Company did not recognize any other-than-temporary impairments during the three month periods ended March 31, 2022 and 2021.

Cost Method Investments

The Company held equity investments with an aggregate cost of $14,543,343 at March 31, 2022 and December 31, 2021.  These equity investments were not reported at fair value because it is not practicable to estimate their fair values due to insufficient information being available. Management did not identify any events or changes in circumstances that might have a significant adverse effect on the reported value of those investments.  Based on Management’s evaluation of the expected cash flow of the investments, and the Company’s ability and intent to hold the investments for a reasonable period of time, the Company does not deem an other-than-temporary impairment necessary at March 31, 2022.

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Condensed Consolidated Statements of Operations.  Trading securities include exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities are securities sold short. A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  The fair value of derivatives included in trading security assets and trading security liabilities as of March 31, 2022 was $0 and $5,291, respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of  December 31, 2021 was $0 and $1,116, respectively.  Earnings from trading securities are classified in cash flows from operating activities. The derivatives held by the Company are for income generation purposes only.

Trading revenue charged to net investment income from trading securities was:

	Three Months Ended
	March 31,
	2022	2021
Net unrealized gains (losses)	$(470)	$2,734
Net realized gains (losses)	(2,516)	10,954
Net unrealized and realized gains (losses)	$(2,986)	$13,688

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

During the three months ended March 31, 2022 and 2021, the Company acquired $1,546,165 and $387,039 in mortgage loans, respectively.  FSNB services the majority of the Company’s mortgage loan portfolio.  The Company pays FSNB a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

During 2022 and 2021, the maximum and minimum lending rates for mortgage loans were:

	2022		2021
	Maximum rate	Minimum rate	Maximum rate	Minimum rate
Farm Loans	6.00%	4.50%	6.00%	4.50%
Commercial Loans	6.00%	4.10%	5.50%	4.10%
Residential Loans	5.00%	4.15%	5.00%	4.15%

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

A mortgage loan reserve is established and adjusted based on Management’s quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The mortgage loan reserve was $0 at March 31, 2022 and December 31, 2021.

The following table summarizes the mortgage loan holdings of the Company for the periods ended:

	March 31, 2022	December 31, 2021
In good standing	$28,366,979	$27,102,789
Overdue interest over 90 days	2,080,773	2,080,773
Total mortgage loans	$30,447,752	$29,183,562

Investment Real Estate

Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of 3 to 30 years. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the three months ended March 31, 2022, no impairments were recognized on the investment real estate.

Note 4 - Fair Value Measurements of the Condensed Consolidated Financial Statements provides further information regarding the fair value of financial instruments that are not measured at fair value. The investment real estate owned by the Company is included in this portion of the Note 4 - Fair Value Measurements disclosure.

The following table provides an allocation of the Company’s investment real estate by type:

	March 31, 2022	December 31, 2021
Raw land	$13,603,157	$14,538,507
Commercial	5,266,333	4,347,423
Residential	3,642,113	3,813,936
Land, minerals and royalty interests	16,474,237	17,048,395
Total investment real estate	$38,985,840	$39,748,261

The Company’s investment real estate portfolio includes ownership in oil and gas royalties. As of March 31, 2022 and December 31, 2021, investments in oil and gas royalties represented 42% and 43%, respectively, of the total investment real estate portfolio.  See Note 9 – Concentrations of Credit Risk of the Condensed Consolidated Financial Statements for additional information regarding the allocation of the oil and gas investment real estate holdings by industry type.

Gains and losses recognized on the disposition of the properties are recorded as realized gains and losses in the Condensed Consolidated Statements of Operations. During the three months ended  March 31, 2022 and 2021, the Company acquired $1,680,959 and $780,781 of investment real estate, respectively.

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. The valuation allowance as of  March 31, 2022 and December 31, 2021 was $0. Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status. During the three months ended March 31, 2022 and 2021 the Company acquired  $2,060,657 and $0 of notes receivable, respectively.

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

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:
March 31, 2022	Level 1	Level 2	Level 3	Net Asset Value	Total
Financial assets:
Fixed maturities available for sale:
U.S. Government and government agencies and authorities	$20,886,634	$0	$0	$0	$20,886,634
U.S. special revenue and assessments	0	8,523,535	0	0	8,523,535
Corporate securities	0	96,446,150	0	0	96,446,150
Total fixed maturities	20,886,634	104,969,685	0	0	125,856,319
Equity securities:
Common stocks	47,769,839	16,612,364	5,997,848	60,449,399	130,829,450
Preferred stocks	0	20,779	1,247,000	0	1,267,779
Total equity securities	47,769,839	16,633,143	7,244,848	60,449,399	132,097,229
Total financial assets	$68,656,473	$121,602,828	$7,244,848	$60,449,399	$257,953,548

Liabilities
Trading securities	$(5,291)	$0	$0	$0	$(5,291)

December 31, 2021	Level 1	Level 2	Level 3	Net Asset Value	Total
Financial assets:
Fixed maturities available for sale:
U.S. Government and government agencies and authorities	$25,650,903	$0	$0	$0	$25,650,903
U.S. special revenue and assessments	0	8,523,535	0	0	8,523,535
Corporate securities	0	106,789,443	0	0	106,789,443
Total fixed maturities	25,650,903	115,312,978	0	0	140,963,881
Equity securities:
Common stocks	40,784,660	16,711,180	5,861,486	57,603,597	120,960,923
Preferred stocks	0	21,198	1,247,000	0	1,268,198
Total equity securities	40,784,660	16,732,378	7,108,486	57,603,597	122,229,121
Total financial assets	$66,435,563	$132,045,356	$7,108,486	$57,603,597	$263,193,002

Liabilities
Trading securities	$(1,116)	$0	$0	$0	$(1,116)

The following is a description of the valuation techniques used the by Company to measure assets reported at fair value on a recurring basis. There have been no significant changes in the valuation techniques utilized by the Company for the three months ended March 31, 2022.

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
	Equity Securities at Fair Value	Equity Securities at Net Asset Value	Total
Balance at December 31, 2021	$7,108,486	$57,603,597	$64,712,083
Realized gains (losses)	0	327,863	327,863
Unrealized gains (losses)	136,362	2,736,783	2,873,145
Purchases	0	2,020,272	2,020,272
Sales	0	(2,239,116)	(2,239,116)
Balance at March 31, 2022	$7,244,848	$60,449,399	$67,694,247

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at March 31, 2022 and December 31, 2021 may include changes in fair value that were attributable to both observable and unobservable inputs.

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

Financial Assets	Fair Value at March 31, 2022	Fair Value at December 31, 2021	Valuation Technique
Equities	$60,449,399	$57,603,597	Net Asset Value
Equities	7,244,848	7,108,486	Pricing Model
Total	$67,694,247	$64,712,083

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

Investments in Certain Entities Carried at Fair Value Using Net Asset Value per Share

Investment Company	Fair Value at March 31, 2022	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Common Stocks
Growth Equity
Redeemable	$30,317,654	$0	Quarterly	45 days
Non-Redeemable	30,131,745	8,798,728	n/a	n/a
Total	$60,449,399	$8,798,728

Investment Company	Fair Value at December 31, 2021	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Common Stocks
Growth Equity
Redeemable	$28,546,227	$0	Quarterly	45 days
Non-Redeemable	29,057,370	5,288,967	n/a	n/a
Total	$57,603,597	$5,288,967

Fair Value Measurements on a Nonrecurring Basis

Certain assets are not carried at fair value on a recurring basis. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the Condensed Consolidated Financial Statements. The Company did not recognize any re-measurements or impairments of financial instruments at March 31, 2022 or December 31, 2021.
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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Carrying	Estimated
March 31, 2022	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Common stock, at cost	$5,860,000	5,860,000	0	0	5,860,000
Preferred stock, at cost	8,683,343	8,683,343	0	0	8,683,343
Mortgage loans on real estate	30,447,752	30,447,752	0	0	30,447,752
Investment real estate	38,985,840	93,134,969	0	0	93,134,969
Notes receivable	15,939,190	15,939,190	0	0	15,939,190
Policy loans	7,321,614	7,321,614	0	0	7,321,614
Liabilities
Notes payable	10,000,000	10,000,000	0	10,000,000	0

	Carrying	Estimated
December 31, 2021	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Common stock, at cost	$5,860,000	5,860,000	0	0	5,860,000
Preferred stock, at cost	8,683,343	8,683,343	0	0	8,683,343
Mortgage loans on real estate	29,183,562	29,183,562	0	0	29,183,562
Investment real estate	39,748,261	96,463,112	0	0	96,463,112
Notes receivable	17,722,976	17,722,976	0	0	17,722,976
Policy loans	7,390,497	7,390,497	0	0	7,390,497
Liabilities
Notes payable	24,000,000	24,000,000	0	24,000,000	0

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

Note 5 – Credit Arrangements

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2021	Borrowings	Repayments	March 31, 2022
Lines of Credit:
UTG	11/20/2013	11/20/2022	$8,000,000	0	0	0	$0
UG - CMA	10/21/2021	10/7/2022	25,000,000	24,000,000	0	14,000,000	10,000,000
UG - REPO	10/21/2021	10/7/2022	25,000,000	0	0	0	0

The UTG line of credit carries interest at a fixed rate of 3.750% and is payable monthly. As collateral, UTG has pledged 100% of the  common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company.

During October of 2021, the Federal Home Loan Bank approved UG's Cash Management Advance ("CMA"). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $20,201,749.  During May of 2022, the Company borrowed an additional $9.5 million on the CMA and Management will utilize the funds for investing activities. The interest rate on the borrowed funds is variable and currently is 0.76%.

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

Note 6 – Shareholders’ Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock.  At a meeting of the Board of Directors in March of 2022, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG’s common stock, for a total  repurchase of up to $22 million of UTG’s common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During the three months ended March 31, 2022, the Company repurchased 9,849 shares through the stock repurchase program for $267,433. Through March 31, 2022, UTG has spent $18,891,063 in the acquisition of 1,311,754 shares under this program.

During 2022, the Company issued 17,963 shares of stock to management and employees as compensation at a cost of $486,797. These awards are determined at the discretion of the Board of Directors.

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  For the three months ended March 31, 2022 and 2021, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

The following table represents the total funding commitments and the unfunded commitment as of March 31, 2022 related to certain investments:

	Total Funding Commitment	Unfunded Commitment
RLF III, LLC	$4,000,000	$398,120
Sovereign’s Capital, LP Fund I	500,000	13,000
Sovereign's Capital, LP Fund II	1,000,000	92,034
Sovereign's Capital, LP Fund III	3,000,000	641,440
Macritchie Storage II, LP	7,000,750	833,358
Garden City Companies, LLC	2,000,000	1,496,507
Carrizo Springs Music, LLC	5,000,000	189,711
Legacy Venture X, LLC	3,000,000	1,950,000
QCC Investment Co., LLC	1,500,000	150,000
Great American Media Group, LLC	4,000,000	4,000,000
Sovereign's Capital Evergreen Fund I, LLC	3,000,000	300,454
PBEX, LLC	2,000,000	1,199,343
Sovereign's Capital Lower Middle Market Fund II, LP	3,000,000	2,968,950

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

During 2021, the Company committed to invest in Sovereign's Capital Evergreen Fund I, LLC ("Evergreen"), which invests in companies in emerging markets. Evergreen makes capital calls to investors as funds are needed.

During 2022, the Company committed to fund a collateral loan for PBEX, LLC (“PBEX"). PBEX makes draw requests on the loan as funds are needed to fund the operating needs of the Company.

During 2022, the Company committed to invest in Sovereign's Capital Lower Middle Market Fund II, LP ("Sovereign's LMM"), which invests in companies in emerging markets. Sovereign's LMM makes capital calls to investors as funds are needed.

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	March 31,
	2022	2021
Interest	$11,809	$0
Federal income tax	0	1,202,000

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

Because UTG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of March 31, 2022 and 2021, approximately 50% and 57%, respectively, of the Company’s total direct premium was collected from Illinois, Ohio, Texas and West Virginia. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 21% and 20% of total life insurance in force at March 31, 2022 and  December 31, 2021, respectively.  Insurance ceded represented 38% and 33% of premium income for the three months ended March 31, 2022 and 2021, respectively. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

The Company owns a variety of investments associated with the oil and gas industry. These investments represent approximately 25% and 22% of the Company’s total invested assets as of March 31, 2022 and December 31, 2021, respectively. The following table provides an allocation of the oil and gas investments by type.

March 31, 2022	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,171,950	$1,171,950
Equity securities, at fair value	68,049,661	0	68,049,661
Investment real estate	16,474,237	0	16,474,237
Notes receivable	5,800,657	0	5,800,657
Total	$90,324,555	$1,171,950	$91,496,505

December 31, 2021	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,249,040	$1,249,040
Equity securities, at fair value	60,932,033	0	60,932,033
Investment real estate	16,351,500	0	16,351,500
Notes receivable	5,000,000	0	5,000,000
Total	$82,283,533	$1,249,040	$83,532,573

At March 31, 2022 and December 31, 2021, the Company owned two equity securities that represented approximately 52% and 53%, respectively, of the total investments associated with the oil and gas industry.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's discussion and analysis of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively with the Parent, the "Company").  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in the Company's annual report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability.  The Company's critical accounting policies and the related estimates considered most significant by Management are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.  Management has identified the accounting policies related to cost of insurance acquired, assumptions and judgments utilized in determining if declines in fair values of investments are other-than-temporary, and valuation methods for investments that are not actively traded as those, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Condensed Consolidated Financial Statements and this Management's Discussion and Analysis.

During the three-months ended March 31, 2022, there were no additions to or changes in the critical accounting policies disclosed in the 2021 Form 10-K.

Results of Operations

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions in the U.S. and globally, accelerating during the first half of March, as federal, state, and local governments reacted to the public health crisis, creating significant uncertainties in the U.S. economy. The Company has not experienced a slow-down in activities, however government restrictions and client-imposed delays are evaluated regularly, and this could change. While the disruption is currently expected to be temporary, there is uncertainty around the duration. The Company cannot at this time predict the ultimate impact the pandemic will have on its results of operations, financial position, liquidity, or capital resources but such impact could be material.  During 2022 Company incurred 39 COVID claims totaling approximately $765,000 through March 31, 2022.  The Company incurred 160 claims totaling approximately $1.2 million during the year ended December 31, 2021.

On a consolidated basis, the Company reported net income attributable to common shareholders of approximately $9.2 million and $14.2 million for the three-month period ended March 31, 2022 and 2021, respectively.

Revenues

For the three-month period ended March 31, 2022, the Company reported total revenues of approximately $19 million and for the same period in 2021 total revenues of approximately $24.1 million. The variance in total revenue between periods is primarily the result of a decrease in the change in the fair value of equity securities. This line item is material to the results reported in the consolidated statements of operations.  This line item can also be extremely volatile, reflecting changes in the stock market.  While both three-month periods within 2022 and 2021 reflected positive results, 2021 results were more than double that of 2022.  While these results can be material and volatile, most of the equity holdings of the Company were acquired with a long-term view, thus making these intermediate changes in value of less concern to Management.  Management monitors its equity holdings looking more at the specific entity and market it is in relative to performance and less to changes due to general market swings that occur over the holding period of the investment.

The Company reported revenue before net investment gains (losses) of approximately $6 million and $3.8 million for the three month periods ended March 31, 2022 and 2021, respectively. Revenue before net investment gains (losses) increased primarily due to an increase in net investment income when comparing current year and prior year results.

Premium and policy fee revenues, net of reinsurance, declined 12% for the three-months ended March 31, 2022 and 2021.  The Company writes minimal new business.  Unless the Company acquires a new company or a block of in-force business, Management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience.  Premium and policy fee revenues, net of reinsurance, was reported at approximately $1.5 million and $1.7 million for the three-months ended March 31, 2022, and 2021.

The following table summarizes the Company's investment performance.

	Three Months Ended March 31,
	2022	2021
Net investment income	$4,459,368	$1,959,667
Net investment gains (losses)	$4,780,149	$145,046
Change in net unrealized investment gains (losses) on available-for-sale securities, pre-tax	$8,154,629	$20,179,879

The following table reflects net investment income of the Company:

	Three Months Ended
	March 31,
	2022	2021
Fixed maturities available for sale	$1,066,980	$1,203,482
Equity securities	383,208	297,599
Trading securities	(2,986)	13,688
Mortgage loans	288,218	269,804
Real estate	3,193,085	554,724
Notes receivable	256,562	193,871
Policy loans	106,723	132,794
Cash and cash equivalents	712	562
Total consolidated investment income	5,292,502	2,666,524
Investment expenses	(833,134)	(706,857)
Consolidated net investment income	$4,459,368	$1,959,667
Net investment income represented 74% and 52% of the Company's revenue before net investment gains (losses) as of March 31, 2022 and 2021, respectively.  When comparing current and prior year results, net investment income was comparable in a majority of the investment categories outside of the real estate investment portfolio.  Investment income earned by the real estate investment portfolio for the three months ended March 31, 2022, was materially larger than prior periods due to distributions from specific real estate investments, primarily related to the oil, gas and timber industries. Investment income earned by the fixed maturities, equity securities, and real estate investment portfolios represented approximately 87% and 77% of the total consolidated investment income for the three months ended March 31, 2022 and 2021, respectively.

In March 2020, with the onset of the pandemic in America, financial markets became jittery experiencing a significant drop in the major market indices. In response, the Federal Reserve dropped interest rates to near zero. This action resulted in a drop in all other interest rates in the marketplace. While this increased the fair value of the Company’s current fixed income holdings, it made finding investments to acquire with any type of historic yield nearly impossible. In recent periods our economy has heated up with inflation running at higher than desired levels by Federal Reserve standards.  In this regard, there has been a lot of talk of rate increases in the coming months.  We have already experienced two increases totaling .75% with discussions of continued increases the remainder of the year.  This has already resulted in an increase in the yields available in the bond market.

When comparing earnings from the fixed maturities portfolio for the three months ended March 31, 2022 and 2021 income was down approximately 11% or $137,000.  This decrease can be primarily attributed to the maturity of several investments that were not replaced within the portfolio.  Rather the proceeds were used to pay down the Company’s outstanding debt or reinvested in a different asset class. Fixed maturities continue to represent one of the largest investment types and asset classes owned by the Company. As of March 31, 2022 and 2021, fixed maturities represented 34% and 44%, respectively, of the total investments owned by the Company.

Earnings from the equity securities investment portfolio represented approximately 7% and 11% of the total consolidated investment income report by the Company during the three months ended March 31, 2022 and 2021, respectively.  Income from the equity securities portfolio was up approximately 29% or $86,000 when comparing 2022 and 2021 results.  This increase is primarily due to a dividend increase by a specific dividend paying security during 2022.

The earnings reported by the real estate investment portfolio represented 60% and 21% of the total consolidated investment income reported by the Company during the three months ended March 31, 2022 and 2021, respectively. Earnings from the real estate investment portfolio were up approximately 476% or $2.6 million when comparing 2022 and 2021 results. The earnings from the real estate investment portfolio are expected to vary depending on the real estate activities and the potential distributions that may occur.  The earnings reported by the real estate investment portfolio are primarily related to the oil & gas and timber industries.  With the world economies beginning to reopen, demand for oil and gas and other commodities has substantially increased, which in turn has resulted in increases in prices in the marketplace.  Add to this the issues related to the Russian invasion of Ukraine; even more upward price pressure is being felt.  The Company holds several long-term investments within these industries that have benefitted in recent periods from a rise in prices seen both in real estate in general, but specifically within the Company’s concentrated industries.  Oil has increased to over $100 per barrel in 2022 compared to an average price of $42 in 2020 and $70 in 2021.  This change has significantly increased the cashflow the Company is receiving from the royalty interests it holds.

The earnings reported by the mortgage loan investment portfolio represented 5% and 10% of the total consolidated investment income reported by the Company during the three months ended March 31, 2022 and 2021, respectively. Earnings from the mortgage loan investment portfolio were up approximately 7% or $18,000 when comparing 2022 and 2021 results. The earnings from the mortgage loan portfolio have increased due to the increase in size of the portfolio. The mortgage loan investment portfolio increased by approximately 4% when comparing the three months ended March 31, 2022 and 2021, respectively.  With the low investment rates currently available in the bond market, the Company has placed more emphasis on loans to improve investment yields.

The following table reflects net realized investment gains (losses) for the three months ended March 31:

	2022	2021
Fixed maturities available for sale	$4,369	$0
Equity securities	317,338	8,987
Real estate	4,458,442	136,059
Consolidated net realized investment gains (losses)	4,780,149	145,046
Change in fair value of equity securities	8,154,629	20,179,879
Net investment gains (losses)	$12,934,778	$20,324,925

Realized investment gains are the result of one-time events and are expected to vary during a given reporting period.

The sale of one equity security represents approximately $370,000 of the realized investment gains from equity securities during 2022, this gain was offset by the sale for a realized loss of a few smaller equity securities resulting in the net realized gain of approximately $317,000.

The 2022 real estate gains are the result of the sales of real estate in Kentucky and Georgia. The sale of a land parcel in Kentucky produced a gain of approximately $3.5 million and represented approximately 78% of the net investment gains from real estate. The Company sold a real estate parcel located in Georgia that produced gains of approximately $812,000 and represented 18% of the net investment gains from real estate.  The Company also sold a few additional smaller properties in Kentucky that produced gains of approximately $172,000 in gains.

The Company reported a change in fair value of equity securities of approximately $8.2 million and $20.2 million for the three months ended March 31, 2022, and 2021, respectively.  This line item is material to the results reported in the consolidated statements of operations.  This line item can also be extremely volatile, reflecting changes in the stock market.  While both three-month periods within 2022 and 2021 reflected positive results, 2021 results were more than double of that of 2022.  While these results can be material and volatile, most of the equity holdings of the Company were acquired with a long-term view, thus making these intermediate changes in value of less concern to Management.  Management monitors its equity holdings looking more at the specific entity and market it is in relative to performance and less to changes due to general market swings that occur over the holding period of the investment.

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

Expenses

The Company reported total benefits and other expenses of approximately $7.1 million for the three-month period ended March 31, 2022, an increase of approximately 15% from the same period in 2021.  Benefits, claims and settlement expenses represented approximately 57% and 65% of the Company's total expenses for the three-month periods ended March 31, 2022 and 2021, respectively. The other major expense category of the Company is operating expenses, which represented approximately 41% and 34% of the Company's total expenses for the three-month periods ended March 31, 2022 and 2021, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims were up approximately 17% or $666,000 when comparing the three months ended March 31, 2022, and 2021.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

Early in the COVID-19 pandemic, the Company implemented a process to monitor death claims resulting from COVID-19. Prior to the pandemic, death benefits were $12,624,000, $12,831,000 and $12,403,000 in 2017, 2018 and 2019, respectively. During the two plus years of the pandemic, total death benefits were $14,293,000 and $15,985,000 in 2020 and 2021, respectively.  First quarter 2022 continued with higher than historic claims of $4,298,000 including total COVID related deaths of approximately $765,000. Death benefits of the Company have been higher than recent past experience, even when adjusting for the identified COVID-19 claims. This anomaly is showing throughout the entire U.S. insurance industry. Industry experts believe this increase in death benefits while not always directly related to COVID-19, are caused indirectly by the pandemic due to delays in medical care as a result of the lockdown in 2020 and then later, people’s fears of seeking out treatment and trouble making up appointments. This is further compounded by depression from isolation. While we hope the worst of the pandemic is behind us, it is too early to determine with certainty.

Changes in policyholder reserves, or future policy benefits, also impact this line item.  Reserves are calculated on an individual policy basis and generally increase over the life of the policy as a result of additional premium payments and acknowledgment of increased risk as the insured continues to age.

The short-term impact of policy surrenders is negligible since a reserve for future policy benefits payable is held which is, at a minimum, equal to and generally greater than the cash surrender value of a policy.  The benefit of fewer policy surrenders is primarily received over a longer time period through the retention of the Company’s asset base. The surrender process has been impacted by temporary state rulings that were implemented as a result of COVID-19 and in some cases did not allow life insurance companies to lapse policies temporarily.  The rulings varied by state and had all expired by July 1, 2021.

Operating expenses increased approximately 39% in the three-month period ended March 31, 2022 as compared to the same period in 2021. This increase is primarily due to increased charitable contribution accruals based upon the Company’s taxable income from first quarter which was significantly higher in 2022 compared to 2021. Additionally, the Company incurred a large maintenance expense relating to the Company’s partially owned aircraft. Expenses in the remaining categories are largely comparable between years.

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

Net amortization of cost of insurance acquired decreased approximately 4% when comparing current and prior year activity.  Cost of insurance acquired is established when an insurance company is acquired or when the Company acquires a block of in-force business.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The Company utilizes a 12% discount rate on the remaining unamortized business.  The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.  This expense is expected to decrease unless the Company acquires a new block of business.

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

The Company's investments are generally managed to match related insurance and policyholder liabilities.  The comparison of investment return with insurance or investment product crediting rates establishes an interest spread.  Interest crediting rates on adjustable-rate policies have been reduced to their guaranteed minimum rates, and as such, cannot be lowered any further.  Policy interest crediting rate changes and expense load changes become effective on an individual policy basis on the next policy anniversary.  Therefore, it takes a full year from the time the change was determined for the full impact of such change to be realized.  If interest rates decline in the future, the Company will not be able to lower rates and both net investment income and net income will be impacted negatively.

The Company’s total investments represented 86% and 85% of the Company’s total assets as of March 31, 2022, and December 31, 2021, respectively. Fixed maturities consistently represented a substantial portion, 34% and 38%, respectively, of the total investments during 2022 and 2021.  The overall investment mix, as a percentage of total investments, remained fairly consistent when comparing the respective investments held as of March 31, 2022 and December 31, 2021.

As of March 31, 2022, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market value, with changes in market value charged directly to the other comprehensive component of shareholders' equity.  Changes in the market value of available for sale securities resulted in net unrealized gains (losses) of approximately $(7.3) and $(5.9) million as of March 31, 2022 and 2021, respectively. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the marketplace.

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

Capital Resources

Total shareholders' equity increased by approximately 2% as of March 31, 2022, compared to December 31, 2021. The increase is mainly attributable to an increase in retained earnings, which is the result of the current year net income reported by the Company.

The Company's investments are predominately in fixed maturity investments such as bonds, which provide sufficient return to cover future obligations.  The Company carries all of its fixed maturity holdings as available for sale, which are reported in the Condensed Consolidated Financial Statements at their market value.

The Company had $10 million and $24 million of debt outstanding as of March 31, 2022 and December 31, 2021 respectively.

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

Parent Company Liquidity - UTG is a holding company that has no day-to-day operations of its own.  Cash flows from UTG’s insurance subsidiary, UG, are used to pay costs associated with maintaining the Company in good standing with states in which it does business and purchasing outstanding shares of UTG stock.  UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  As of March 31, 2022, and December 31, 2021, substantially all of the consolidated shareholders’ equity represents net assets of its subsidiaries.  As of March 31, 2022, the Parent company has received no dividends from its insurance subsidiary compared to $5 million received in 2021. Certain restrictions exist on the payment of dividends from the insurance subsidiary to the Parent company.  Although these restrictions exist, dividend availability from the insurance subsidiary has historically been sufficient to meet the cash flow needs of the Parent company.

Insurance Subsidiary Liquidity - Sources of cash flows for the insurance subsidiary primarily consist of premium and investment income.  Cash outflows from operations include policy benefit payments, administrative expenses, taxes and dividends to the Parent company.

UG is an Ohio domiciled insurance company, which requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory net income or b) 10% of statutory capital and surplus.  For the year ended December 31, 2021, UG had statutory net income of approximately $451,000.  At December 31, 2021 UG's statutory capital and surplus amounted to approximately $64.7 million.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  During 2021, UG paid UTG ordinary dividends of $5 million. No dividends have been paid in 2022.  UTG used the dividends received during 2021 to purchase outstanding shares of UTG stock and for general operations of the Company.

Short-Term Borrowings - During the fourth quarter of 2021, Management made the business decision to pledge additional collateral to the Federal Home Loan Bank in order to increase the Company's borrowing capacity. The Company submitted, and the Federal Home Loan Bank approved, a new Cash Management Advance (CMA) with a collateral lendable value of $25 million This CMA replaces the CMA that was approved in May of 2021 for $10 million. During the fourth quarter 2021, the Company borrowed $24 million on the CMA and Management utilized the funds for investing activities. The interest rate on the borrowed funds is variable.  During first quarter of 2022 the Company repaid $14 million on the CMA leaving $10 million outstanding.  In May of 2022, the Company again borrowed $9.5 million to fund new investment opportunities

The CMA is a source of overnight liquidity utilized to address the day-to-day cash needs of a Company. In order to provide the Company with multiple lending options, Management also applied for, and the FHLB approved, the Company's Repurchase (REPO) Advance Application for $25 million. The REPO Advance requires a minimum borrowing of $15 million and provides financing for one day to one year at a fixed rate of interest.  The Company has enough qualifying investments for collateral pledging of $19.5 million total against these two borrowing vehicles.

Consolidated Liquidity

Cash used in operating activities was approximately $2.2 million and $3.7 million in 2022 and 2021, respectively.  Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline.  Management anticipates future cash flows from operations to remain similar to historic trends.

During 2022 and 2021, the Company’s investing activities provided net cash of approximately $10.1 million and used cash of approximately $6.4 million. The Company recognized proceeds of approximately $20 million and $3.4 million from investments sold and matured in 2022 and 2021, respectively.  The Company used approximately $9.5 million and $10 million to acquire investments during 2022 and 2021, respectively.  The net cash provided by investing activities is expected to vary from year to year depending on market conditions and management’s ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was approximately $14.4 million and $738,000 during 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company had $10 million and $24 million in debt outstanding with third parties.

The Company had cash and cash equivalents of approximately $24.3 million and $30.8 million as of March 31, 2022 and December 31,  2021, respectively.  The Company has a portfolio of marketable fixed maturity securities that could be sold, if an unexpected event were to occur.  These securities had a fair value of approximately $125.9 million and $141 million at March 31, 2022 and December 31, 2021, respectively. However, the strong cash flows from investing activities, investment maturities and the availability of the line of credit facilities make it unlikely that the Company would need to sell securities for liquidity purposes.

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
**101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements (detail tagged).

**104	Cover Page Interactive Data File (formatted in iXBRL and included in exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTG, INC.
(Registrant)

Date:	May 13, 2022	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	May 13, 2022	By	/s/ Theodore C. Miller
Theodore C. Miller
Senior Vice President
and Chief Financial Officer