Form 10-Q
period 2022-06-30
UTG INC
filed 2022-08-12
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2022 was 3,167,698.

UTG, Inc.
(The “Company”)

Part 1.   Financial Information.
Item 1.  Financial Statements.

UTG, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2022	December 31, 2021*
ASSETS
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $121,435,668 and $127,949,963)	$118,136,543	$140,963,881
Equity securities, at fair value (cost $72,291,234 and $68,403,168)	133,462,075	122,229,121
Equity securities, at cost	14,543,343	14,543,343
Mortgage loans on real estate at amortized cost	29,787,180	29,183,562
Investment real estate	37,879,631	39,748,261
Notes receivable	17,712,550	17,722,976
Policy loans	7,322,454	7,390,497
Total investments	358,843,776	371,781,641

Cash and cash equivalents	19,049,190	30,787,278
Accrued investment income	1,278,020	1,264,159
Reinsurance receivables:
Future policy benefits	24,446,269	24,740,562
Policy claims and other benefits	3,889,077	4,426,997
Cost of insurance acquired	3,042,327	3,386,501
Income tax receivable	908,638	975,373
Other assets	567,633	1,097,246
Total assets	$412,024,930	$438,459,757

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$232,537,561	$235,367,680
Policy claims and benefits payable	3,517,179	3,941,305
Other policyholder funds	340,253	345,248
Dividend and endowment accumulations	14,746,845	14,686,166
Deferred income taxes	11,560,222	13,680,396
Notes payable	7,000,000	24,000,000
Trading securities, at fair value (proceeds $0 and $2,202)	0	1,116
Other liabilities	5,410,367	5,193,039
Total liabilities	275,112,427	297,214,950

Shareholders' equity:
Common stock - no par value, stated value $0.001 per share. Authorized 7,000,000 shares - 3,169,243 and 3,166,669 shares outstanding	3,170	3,167
Additional paid-in capital	32,854,050	32,780,587
Retained earnings	106,158,464	97,731,347
Accumulated other comprehensive income	(2,634,157)	10,253,151
Total UTG shareholders' equity	136,381,527	140,768,252
Noncontrolling interests	530,976	476,555
Total shareholders' equity	136,912,503	141,244,807
Total liabilities and shareholders' equity	$412,024,930	$438,459,757

* Balance sheet audited at December 31, 2021.

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenue:
Premiums and policy fees	$2,155,643	$2,296,481	$4,308,704	$4,595,544
Ceded reinsurance premiums and policy fees	(721,650)	(696,061)	(1,367,799)	(1,288,535)
Net investment income	4,440,186	2,082,359	8,899,554	4,042,026
Other income	93,713	94,470	155,036	189,205
Revenue before net investment gains (losses)	5,967,892	3,777,249	11,995,495	7,538,240
Net investment gains (losses):
Other-than-temporary impairments	0	(411,584)	0	(411,584)
Other realized investment gains, net	79,109	4,287,461	4,859,258	4,432,507
Change in fair value of equity securities	(790,338)	195,136	7,364,291	20,375,015
Total net investment gains (losses)	(711,229)	4,071,013	12,223,549	24,395,938
Total revenue	5,256,663	7,848,262	24,219,044	31,934,178

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	3,609,121	4,025,758	8,269,918	8,020,609
Ceded reinsurance benefits and claims	245,841	(577,515)	(741,590)	(986,666)
Annuity	256,188	255,538	519,230	493,093
Dividends to policyholders	85,933	86,476	173,092	174,284
Commissions and amortization of deferred policy acquisition costs	(26,290)	(30,754)	(51,959)	(56,908)
Amortization of cost of insurance acquired	172,087	179,102	344,174	357,845
Operating expenses	1,899,338	1,734,156	4,817,661	3,837,533
Interest expense	23,306	0	35,280	0
Total benefits and other expenses	6,265,524	5,672,761	13,365,806	11,839,790

Income before income taxes	(1,008,861)	2,175,501	10,853,238	20,094,388
Income tax expense (benefit)	(270,762)	350,499	2,372,300	4,070,667

Net income (loss)	(738,099)	1,825,002	8,480,938	16,023,721

Net income attributable to noncontrolling interests	(27,107)	(26,502)	(53,821)	(56,255)

Net income (loss) attributable to common shareholders	$(765,206)	$1,798,500	$8,427,117	$15,967,466

Amounts attributable to common shareholders
Basic income (loss) per share	$(0.24)	$0.57	$2.66	$5.03

Diluted income (loss) per share	$(0.24)	$0.57	$2.66	$5.03

Basic weighted average shares outstanding	3,172,243	3,175,027	3,171,667	3,176,012

Diluted weighted average shares outstanding	3,172,243	3,175,027	3,171,667	3,176,012

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Net income (loss)	$(738,099)	$1,825,002	$8,480,938	$16,023,721

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	(7,129,016)	2,505,067	(16,313,575)	(4,975,001)
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	1,497,094	(526,064)	3,425,851	1,044,750
Unrealized holding gains (losses) arising during period, net of tax	(5,631,922)	1,979,003	(12,887,724)	(3,930,251)

Less reclassification adjustment for (gains) losses included in net income	4,896	377,348	527	377,348
Tax expense (benefit) for gains included in net income (loss)	(1,029)	(79,243)	(111)	(79,243)
Reclassification adjustment for (gains) losses included in net income, net of tax	3,867	298,105	416	298,105
Subtotal: Other comprehensive income (loss), net of tax	(5,628,055)	2,277,108	(12,887,308)	(3,632,146)

Comprehensive income (loss)	(6,366,154)	4,102,110	(4,406,370)	12,391,575

Less comprehensive income attributable to noncontrolling interests	(27,107)	(26,502)	(53,821)	(56,255)

Comprehensive income (loss) attributable to UTG, Inc.	$(6,393,261)	$4,075,608	$(4,460,191)	$12,335,320

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three Months Ended June 30, 2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity

Balance at March 31, 2022	$3,176	$32,999,942	$106,923,670	$2,993,898	$503,266	$143,423,952
Common stock issued during year	0	0	0	0	0	0
Treasury shares acquired	(6)	(145,892)	0	0	0	(145,898)
Net income (loss) attributable to common shareholders	0	0	(765,206)	0	0	(765,206)
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(5,628,055)	0	(5,628,055)
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	603	603
Gain attributable to noncontrolling interest	0	0	0	0	27,107	27,107
Balance at June 30, 2022	$3,170	$32,854,050	$106,158,464	$(2,634,157)	$530,976	$136,912,503

Six Months Ended June 30, 2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity

Balance at December 31, 2021	$3,167	$32,780,587	$97,731,347	$10,253,151	$476,555	$141,244,807
Common stock issued during year	18	486,779	0	0	0	486,797
Treasury shares acquired	(15)	(413,316)	0	0	0	(413,331)
Net income (loss) attributable to common shareholders	0	0	8,427,117	0	0	8,427,117
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(12,887,308)	0	(12,887,308)
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	600	600
Gain attributable to noncontrolling interest	0	0	0	0	53,821	53,821
Balance at June 30, 2022	$3,170	$32,854,050	$106,158,464	$(2,634,157)	$530,976	$136,912,503

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three Months Ended June 30, 2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity

Balance at March 31, 2021	$3,178	$33,065,925	$102,237,250	$9,674,987	$490,525	$145,471,865
Common stock issued during year	1	16,772	0	0	0	16,773
Treasury shares acquired	(5)	(126,110)	0	0	0	(126,115)
Net income attributable to common shareholders	0	0	1,798,500	0	0	1,798,500
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	2,277,108	0	2,277,108
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	0	0
Gain attributable to noncontrolling interest	0	0	0	0	26,502	26,502
Balance at June 30, 2021	$3,174	$32,956,587	$104,035,750	$11,952,095	$517,027	$149,464,633

Six Months Ended June 30, 2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity

Balance at December 31, 2020	$3,176	$33,025,018	$88,068,284	$15,584,241	$460,772	$137,141,491
Common stock issued during year	7	170,531	0	0	0	170,538
Treasury shares acquired	(9)	(238,962)	0	0	0	(238,971)
Net income attributable to common shareholders	0	0	15,967,466	0	0	15,967,466
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(3,632,146)	0	(3,632,146)
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	0	0
Gain attributable to noncontrolling interest	0	0	0	0	56,255	56,255
Balance at June 30, 2021	$3,174	$32,956,587	$104,035,750	$11,952,095	$517,027	$149,464,633

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$8,480,938	$16,023,721
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	(6,865)	27,843
Other-than-temporary impairments	0	411,584
Realized investment gains (losses), net	(4,859,258)	(4,432,507)
Change in fair value of equity securities	(7,364,291)	(20,375,015)
Unrealized trading (gains) losses included in income	0	(950)
Realized trading (gains) losses included in income	13,283	(18,304)
Amortization of cost of insurance acquired	344,174	357,845
Depreciation and depletion	918,168	1,260,915
Stock-based compensation	486,797	170,538
Charges for mortality and administration of universal life and annuity products	(2,995,235)	(3,216,269)
Interest credited to account balances	1,891,086	1,970,895
Change in accrued investment income	(13,861)	14,833
Change in reinsurance receivables	832,213	246,433
Change in policy liabilities and accruals	(2,016,166)	(2,293,954)
Change in income taxes receivable (payable)	66,735	(1,071,762)
Change in other assets and liabilities, net	2,052,502	4,632,604
Net cash used in operating activities	(2,169,780)	(6,291,550)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	7,628,136	14,542,087
Equity securities	2,806,561	5,161,155
Trading securities	17,983	241
Mortgage loans	961,672	7,569,346
Real estate	8,794,081	4,350,324
Notes receivable	3,921,082	581,329
Policy loans	591,084	559,398
Total proceeds from investments sold and matured	24,720,599	32,763,880
Cost of investments acquired:
Fixed maturities available for sale	(1,112,505)	(20,000)
Equity securities	(6,387,281)	(24,990,946)
Trading securities	(32,382)	(358)
Mortgage loans	(1,560,291)	(747,941)
Real estate	(3,271,775)	(1,402,593)
Notes receivable	(3,910,657)	(6,000,000)
Policy loans	(523,039)	(452,004)
Total cost of investments acquired	(16,797,930)	(33,613,842)
Net cash provided by (used in) investing activities	7,922,669	(849,962)

Cash flows from financing activities:
Policyholder contract deposits	2,444,662	2,343,191
Policyholder contract withdrawals	(2,522,908)	(3,007,581)
Proceeds from notes payable/line of credit	9,500,000	0
Payments of principal on notes payable/line of credit	(26,500,000)	0
Purchase of treasury stock	(413,331)	(238,971)
Non controlling contributions (distributions) of consolidated subsidiary	600	0
Net cash used in financing activities	(17,490,977)	(903,361)
Net increase (decrease) in cash and cash equivalents	(11,738,088)	(8,044,873)
Cash and cash equivalents at beginning of period	30,787,278	39,025,754
Cash and cash equivalents at end of period	$19,049,190	$30,980,881

See accompanying notes.

UTG, Inc.

Notes to Condensed Consolidated Financial Statements
 (Unaudited)

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2022, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  The Company’s results of operations for the six-months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other future period.

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

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates. At June 30, 2022, Mr. Correll owns or controls directly and indirectly approximately 65.33% of UTG’s outstanding stock.

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

Note 2 – Recently Issued Accounting Standards

During the six months ended June 30, 2022, there were no additions to or changes in the critical accounting policies disclosed in the 2021 Form 10-K.

Note 3 – Investments

Available for Sale Securities – Fixed Maturity Securities

The Company’s insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in available for sale securities are summarized as follows:

June 30, 2022	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$21,312,711	$0	$(726,455)	$20,586,256
U.S. special revenue and assessments	7,537,981	985,555	0	8,523,536
All other corporate bonds	92,584,976	322,474	(3,880,699)	89,026,751
	$121,435,668	$1,308,029	$(4,607,154)	$118,136,543

December 31, 2021	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$25,312,358	$355,623	$(17,078)	$25,650,903
U.S. special revenue and assessments	7,540,867	982,668	0	8,523,535
All other corporate bonds	95,096,738	11,692,705	0	106,789,443
	$127,949,963	$13,030,996	$(17,078)	$140,963,881

The amortized cost and estimated market value of debt securities at June 30, 2022, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale June 30, 2022	Amortized Cost	Fair Value
Due in one year or less	$7,501,776	$7,494,055
Due after one year through five years	44,835,101	44,068,821
Due after five years through ten years	20,027,750	20,942,277
Due after ten years	22,092,801	20,516,755
Fixed maturities with no single maturity date	26,978,240	25,114,635
Total	$121,435,668	$118,136,543

The fair value of investments with sustained gross unrealized losses are as follows:

June 30, 2022	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$20,586,256	(726,455)	0	0	20,586,256	$(726,455)
All other corporate bonds	74,322,835	(3,880,699)	0	0	74,322,835	(3,880,699)
Total fixed maturities	$94,909,091	(4,607,154)	0	0	94,909,091	$(4,607,154)

December 31, 2021	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$4,042,825	(17,078)	0	0	4,042,825	$(17,078)
Total fixed maturities	$4,042,825	(17,078)	0	0	4,042,825	$(17,078)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of June 30, 2022
Fixed maturities	47	0	47
As of December 31, 2021
Fixed maturities	3	0	3

Substantially all of the unrealized losses on fixed maturities at June 30, 2022 and December 31, 2021 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of  June 30, 2022 and December 31, 2021.

Net Investment Gains (Losses)

The following table presents net investment gains (losses) and the change in net unrealized gains (losses) on investments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Realized gains:
Sales of fixed maturities	$314	$34,236	$4,683	$34,236
Sales of equity securities	12,223	3,006,835	397,581	3,019,207
Sales of real estate	113,398	1,247,193	4,571,840	1,383,252
Total realized gains	125,935	4,288,264	4,974,104	4,436,695
Realized losses:
Sales of fixed maturities	(5,210)	0	(5,210)	0
Sales of equity securities	(41,616)	(803)	(109,636)	(4,188)
Other-than-temporary impairments	0	(411,584)	0	(411,584)
Total realized losses	(46,826)	(412,387)	(114,846)	(415,772)
Net realized investment gains (losses)	79,109	3,875,877	4,859,258	4,020,923
Change in fair value of equity securities:
Change in fair value of equity securities held at the end of the period	(790,338)	195,136	7,364,291	20,375,015
Change in fair value of equity securities	(790,338)	195,136	7,364,291	20,375,015
Net investment gains (losses)	$(711,229)	$4,071,013	$12,223,549	$24,395,938
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$(7,129,016)	$2,505,067	$(16,313,575)	$(4,975,001)
Net increase (decrease)	$(7,129,016)	$2,505,067	$(16,313,575)	$(4,975,001)

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

The Company did not recognize any other-than-temporary impairments during the six-month period ended June 30, 2022. The Company recognized an other-than-temporary impairment on one fixed maturing secuirty during the second quarter of 2021. The other-than-temporary impairment was recognized due to the length of time the investment remained in an unrealized loss position.

Cost Method Investments

The Company held equity investments with an aggregate cost of $14,543,343 at June 30, 2022 and December 31, 2021.  These equity investments were not reported at fair value because it is not practicable to estimate their fair values due to insufficient information being available. Management did not identify any events or changes in circumstances that might have a significant adverse effect on the reported value of those investments.  Based on Management’s evaluation of the expected cash flow of the investments, and the Company’s ability and intent to hold the investments for a reasonable period of time, the Company does not deem an other-than-temporary impairment necessary at June 30, 2022.

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Condensed Consolidated Statements of Operations.  Trading securities include exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities are securities sold short. A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  The fair value of derivatives included in trading security assets and trading security liabilities as of June 30, 2022 was $0. The fair value of derivatives included in trading security assets and trading security liabilities as of  December 31, 2021 was $0 and $1,116, respectively.  Earnings from trading securities are classified in cash flows from operating activities. The derivatives held by the Company are for income generation purposes only.

Trading revenue charged to net investment income from trading securities was:

	Three Months Ended
	June 30,
	2022	2021
Net unrealized gains (losses)	$0	$(1,784)
Net realized gains (losses)	(10,767)	7,350
Net unrealized and realized gains (losses)	$(10,767)	$5,566

	Six Months Ended
	June 30,
	2022	2021
Net unrealized gains (losses)	$0	$950
Net realized gains (losses)	(13,283)	18,304
Net unrealized and realized gains (losses)	$(13,283)	$19,254

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

During the six months ended June 30, 2022 and 2021, the Company acquired $1,560,291 and $747,941 in mortgage loans, respectively.  FSNB services the majority of the Company’s mortgage loan portfolio.  The Company pays FSNB a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

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

A mortgage loan reserve is established and adjusted based on Management’s quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The mortgage loan reserve was $0 at June 30, 2022 and December 31, 2021.

The following table summarizes the mortgage loan holdings of the Company for the periods ended:

	June 30, 2022	December 31, 2021
In good standing	$27,706,407	$27,102,789
Overdue interest over 90 days	2,080,773	2,080,773
Total mortgage loans	$29,787,180	$29,183,562

Investment Real Estate

Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of 3 to 30 years. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the six months ended June 30, 2022, no impairments were recognized on the investment real estate.

Note 4 - Fair Value Measurements of the Condensed Consolidated Financial Statements provides further information regarding the fair value of financial instruments that are not measured at fair value. The investment real estate owned by the Company is included in this portion of the Note 4 - Fair Value Measurements disclosure.

The following table provides an allocation of the Company’s investment real estate by type:

	June 30, 2022	December 31, 2021
Raw land	$12,345,613	$14,538,507
Commercial	5,229,742	4,347,423
Residential	4,745,295	3,813,936
Land, minerals and royalty interests	15,558,981	17,048,395
Total investment real estate	$37,879,631	$39,748,261

The Company’s investment real estate portfolio includes ownership in oil and gas royalties. As of June 30, 2022 and December 31, 2021, investments in oil and gas royalties represented 41% and 43%, respectively, of the total investment real estate portfolio.  See Note 9 – Concentrations of Credit Risk of the Condensed Consolidated Financial Statements for additional information regarding the allocation of the oil and gas investment real estate holdings by industry type.

Gains and losses recognized on the disposition of the properties are recorded as realized gains and losses in the Condensed Consolidated Statements of Operations. During the six months ended  June 30, 2022 and 2021, the Company acquired $3,271,775 and $1,402,593 of investment real estate, respectively.

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. The valuation allowance as of  June 30, 2022 and December 31, 2021 was $0. Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status. During the six months ended June 30, 2022 and 2021 the Company acquired  $3,910,657 and $6,000,000 of notes receivable, respectively.

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

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:
June 30, 2022	Level 1	Level 2	Level 3	Net Asset Value	Total
Financial assets:
Fixed maturities available for sale:
U.S. Government and government agencies and authorities	$20,586,256	$0	$0	$0	$20,586,256
U.S. special revenue and assessments	0	8,523,535	0	0	8,523,535
Corporate securities	0	89,026,752	0	0	89,026,752
Total fixed maturities	20,586,256	97,550,287	0	0	118,136,543
Equity securities:
Common stocks	46,878,831	14,251,937	6,114,394	64,969,913	132,215,075
Preferred stocks	0	0	1,247,000	0	1,247,000
Total equity securities	46,878,831	14,251,937	7,361,394	64,969,913	133,462,075
Total financial assets	$67,465,087	$111,802,224	$7,361,394	$64,969,913	$251,598,618

Liabilities
Trading securities	$0	$0	$0	$0	$0

December 31, 2021	Level 1	Level 2	Level 3	Net Asset Value	Total
Financial assets:
Fixed maturities available for sale:
U.S. Government and government agencies and authorities	$25,650,903	$0	$0	$0	$25,650,903
U.S. special revenue and assessments	0	8,523,535	0	0	8,523,535
Corporate securities	0	106,789,443	0	0	106,789,443
Total fixed maturities	25,650,903	115,312,978	0	0	140,963,881
Equity securities:
Common stocks	40,784,660	16,711,180	5,861,486	57,603,597	120,960,923
Preferred stocks	0	21,198	1,247,000	0	1,268,198
Total equity securities	40,784,660	16,732,378	7,108,486	57,603,597	122,229,121
Total financial assets	$66,435,563	$132,045,356	$7,108,486	$57,603,597	$263,193,002

Liabilities
Trading securities	$(1,116)	$0	$0	$0	$(1,116)

The following is a description of the valuation techniques used the by Company to measure assets reported at fair value on a recurring basis. There have been no significant changes in the valuation techniques utilized by the Company for the six months ended June 30, 2022.

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
	Equity Securities at Fair Value	Equity Securities at Net Asset Value	Total
Balance at December 31, 2021	$7,108,486	$57,603,597	$64,712,083
Realized gains (losses)	198,125	327,863	525,988
Unrealized gains (losses)	(1,926)	6,142,178	6,140,252
Purchases	257,834	3,415,980	3,673,814
Sales	(201,125)	(2,519,705)	(2,720,830)
Balance at June 30, 2022	$7,361,394	$64,969,913	$72,331,307

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at June 30, 2022 and December 31, 2021 may include changes in fair value that were attributable to both observable and unobservable inputs.

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

Financial Assets	Fair Value at June 30, 2022	Fair Value at December 31, 2021	Valuation Technique
Equities	$64,969,913	$57,603,597	Net Asset Value
Equities	7,361,394	7,108,486	Pricing Model
Total	$72,331,307	$64,712,083

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

Investments in Certain Entities Carried at Fair Value Using Net Asset Value per Share

Investment Company	Fair Value at June 30, 2022	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Common Stocks
Growth Equity
Redeemable	$33,694,525	$0	Quarterly	45 days
Non-Redeemable	31,275,388	8,720,678	n/a	n/a
Total	$64,969,913	$8,720,678

Investment Company	Fair Value at December 31, 2021	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Common Stocks
Growth Equity
Redeemable	$28,546,227	$0	Quarterly	45 days
Non-Redeemable	29,057,370	5,288,967	n/a	n/a
Total	$57,603,597	$5,288,967

Fair Value Measurements on a Nonrecurring Basis

Certain assets are not carried at fair value on a recurring basis. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the Condensed Consolidated Financial Statements. The Company did not recognize any re-measurements or impairments of financial instruments at June 30, 2022 or December 31, 2021.
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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Carrying	Estimated
June 30, 2022	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Common stock, at cost	$5,860,000	5,860,000	0	0	5,860,000
Preferred stock, at cost	8,683,343	8,683,343	0	0	8,683,343
Mortgage loans on real estate	29,787,180	29,485,963	0	0	29,485,963
Investment real estate	37,879,631	93,789,571	0	0	93,789,571
Notes receivable	17,712,550	17,933,489	0	0	17,933,489
Policy loans	7,322,454	7,322,454	0	0	7,322,454
Liabilities
Notes payable	7,000,000	7,000,000	0	7,000,000	0

	Carrying	Estimated
December 31, 2021	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Common stock, at cost	$5,860,000	5,860,000	0	0	5,860,000
Preferred stock, at cost	8,683,343	8,683,343	0	0	8,683,343
Mortgage loans on real estate	29,183,562	29,183,562	0	0	29,183,562
Investment real estate	39,748,261	96,463,112	0	0	96,463,112
Notes receivable	17,722,976	17,722,976	0	0	17,722,976
Policy loans	7,390,497	7,390,497	0	0	7,390,497
Liabilities
Notes payable	24,000,000	24,000,000	0	24,000,000	0

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

Note 5 – Credit Arrangements

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2021	Borrowings	Repayments	June 30, 2022
Lines of Credit:
UTG	11/20/2013	11/20/2022	$8,000,000	0	0	0	$0
UG - CMA	10/21/2021	10/7/2022	25,000,000	24,000,000	9,500,000	26,500,000	7,000,000
UG - REPO	10/21/2021	10/7/2022	25,000,000	0	0	0	0

The UTG line of credit carries interest at a fixed rate of 3.750% and is payable monthly. As collateral, UTG has pledged 100% of the  common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company.

During October of 2021, the Federal Home Loan Bank approved UG's Cash Management Advance ("CMA"). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $20,018,737.  During the third quarter of 2022, the Company borrowed an additional $2 million on the CMA and repaid $4 million. The interest rate on the borrowed funds is variable and currently is 2.35%.

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

Note 6 – Shareholders’ Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock.  At a meeting of the Board of Directors in March of 2022, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG’s common stock, for a total  repurchase of up to $22 million of UTG’s common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During the six months ended June 30, 2022, the Company repurchased 15,389 shares through the stock repurchase program for $413,331. Through June 30, 2022, UTG has spent $19,036,961 in the acquisition of 1,317,294 shares under this program.

During 2022, the Company issued 17,963 shares of stock to management and employees as compensation at a cost of $486,797. These awards are determined at the discretion of the Board of Directors.

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  For the six months ended June 30, 2022 and 2021, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

The following table represents the total funding commitments and the unfunded commitment as of June 30, 2022 related to certain investments:

	Total Funding Commitment	Unfunded Commitment
RLF III, LLC	$4,000,000	$398,120
Sovereign’s Capital, LP Fund I	500,000	13,000
Sovereign's Capital, LP Fund II	1,000,000	92,034
Sovereign's Capital, LP Fund III	3,000,000	641,440
Macritchie Storage II, LP	7,000,750	833,358
Garden City Companies, LLC	2,000,000	1,496,507
Carrizo Springs Music, LLC	5,000,000	189,711
Legacy Venture X, LLC	3,000,000	1,740,000
QCC Investment Co., LLC	1,500,000	150,000
Great American Media Group, LLC	4,000,000	3,200,000
Sovereign's Capital Evergreen Fund I, LLC	3,000,000	300,454
PBEX, LLC	2,000,000	1,199,343
Sovereign's Capital Lower Middle Market Fund II, LP	3,000,000	3,087,900
Elisha's Properties, LLC	1,096,750	491,823
Granite Shoals Music, LLC	6,500,000	6,242,166
Legacy Venture XI, LLC	2,000,000	2,000,000

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

During 2022, the Company committed to invest in Elisha's Properties, LLC ("Elisha's"), which investment in real estate properties. Elisha's makes capital calls as funds are needed.

During 2022, the Company committed to invest in Granite Shoals Music, LLC (“Granite”), which invests in music royalties.  Granite makes capital calls to its investors as funds are needed to acquire the royalty rights.

During 2022, the Company committed to invest in Legacy Venture XI, LLC (“Legacy Venture XI”), which is a fund of funds. Legacy Venture XI makes capital calls to its investors as funds are needed.

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	June 30,
	2022	2021
Interest	$18,387	$0
Federal income tax	0	0

	Six Months Ended
	June 30,
	2022	2021
Interest	$30,196	$0
Federal income tax	1,000,000	1,202,000

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

Because UTG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of June 30, 2022 and 2021, approximately 51% and 52%, respectively, of the Company’s total direct premium was collected from Illinois, Ohio, Texas and West Virginia. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 22% and 20% of total life insurance in force at June 30, 2022 and  December 31, 2021, respectively.  Insurance ceded represented 39% and 36% of premium income for the six months ended June 30, 2022 and 2021, respectively. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

The Company owns a variety of investments associated with the oil and gas industry. These investments represent approximately 28% and 22% of the Company’s total invested assets as of June 30, 2022 and December 31, 2021, respectively. The following table provides an allocation of the oil and gas investments by type.

June 30, 2022	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,100,210	$1,100,210
Equity securities, at fair value	77,008,407	0	77,008,407
Investment real estate	15,558,983	0	15,558,983
Notes receivable	5,800,657	0	5,800,657
Total	$98,368,047	$1,100,210	$99,468,257

December 31, 2021	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,249,040	$1,249,040
Equity securities, at fair value	60,932,033	0	60,932,033
Investment real estate	16,351,500	0	16,351,500
Notes receivable	5,000,000	0	5,000,000
Total	$82,283,533	$1,249,040	$83,532,573

At June 30, 2022 and December 31, 2021, the Company owned two equity securities that represented approximately 53% of the total investments associated with the oil and gas industry.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s discussion and analysis of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively with the Parent, the “Company”).  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

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

During the six months ended June 30, 2022, there were no additions to or changes in the critical accounting policies disclosed in the 2021 Form 10-K.

Results of Operations

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions in the U.S. and globally, accelerating during the first half of March, as federal, state, and local governments reacted to the public health crisis, creating significant uncertainties in the U.S. economy. The Company has not experienced a slow-down in activities, however government restrictions and client-imposed delays are evaluated regularly, and this could change. While the disruption is currently expected to be temporary, there is uncertainty around the duration. The Company cannot at this time predict the ultimate impact the pandemic will have on its results of operations, financial position, liquidity, or capital resources but such impact could be material.  During the six-month period ended June 30, 2022 the Company incurred 59 Covid claims totaling $984,696.  The Company incurred 165 claims totaling $1,293,125 during the year ended December 31, 2021.

On a consolidated basis, the Company reported net income attributable to common shareholders of approximately $8.4 million for the six-month period ended June 30, 2022, and a net loss attributable to common shareholders’ of approximately $(0.8) million for the three-month period ended June 30, 2022.

For the six-month period ended June 30, 2021, the Company reported net income attributable to common shareholders’ of approximately $16.0 million and net income attributable to common shareholders’ of approximately $1.8 million for the three-month period ended June 30, 2021.

Revenues

For the six-month period ended June 30, 2022, the Company reported total revenues of approximately $24.2 million and for the same period in 2021 total revenues of approximately $31.9 million. The variance in total revenue between periods is primarily the result of a decrease in the change in the fair value of equity securities. This line item is material to the results reported in the consolidated statements of operations.  This line item can also be extremely volatile, reflecting changes in the stock market.  While both six-month periods within 2022 and 2021 reflected positive results, 2021 results were close to triple of that of 2022.  The Company reported total revenues of approximately $5.3 million for the three-month period ended June 30, 2022, and total revenues of $7.8 million for the same period of 2021.  As stated in the six-month periods, changes in the fair value of equity securities were the primary reason for the variance, with second quarter of 2022 actually showing a small loss in value on its equity securities.  While these results can be material and volatile, most of the equity holdings of the Company were acquired with a long-term view, thus making these intermediate changes in value of less concern to Management.  Management monitors its equity holdings looking more at the specific entity and market it is in relative to performance and less to changes due to general market swings that occur over the holding period of the investment.

The Company reported revenue before net investment gains (losses) of approximately $12.0 million and $7.5 million for the six-month periods ended June 30, 2022 and 2021, respectively. Revenue before net investment gains (losses) increased primarily due to an increase in net investment income when comparing current year and prior year results.  For the three months ended June 30, 2022 the Company reported approximately $6.0 million and $3.8 million for 2022 and 2021, respectively.

Premium and policy fee revenues, net of reinsurance, declined 11% for the six-months ended June 30, 2022 and 2021 and declined 10% for the second quarter ended June 30, 2022 and 2021.  The Company writes minimal new business.  Unless the Company acquires a new company or a block of in-force business, Management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience.  Premium and policy fee revenues, net of reinsurance, was reported at approximately $2.9 million and $3.3 million for the six-months ended June 30, 2022, and 2021.  For the second quarter ended June 30, 2022 these amounts were $1.4 million and $1.6 million in 2022 and 2021, respectively.

The following table summarizes our investment performance.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net investment income	$4,440,186	$2,082,359	$8,899,554	$4,042,026
Net investment gains (losses)	$(711,229)	$4,071,013	$12,223,549	$24,395,938
Change in net unrealized investment gains (losses) on available for sale securities, pre-tax	$(7,124,119)	$2,882,416	$(16,313,043)	$(4,597,654)

The following table reflects net investment income of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Fixed maturities available for sale	$1,032,842	$1,176,332	$2,099,822	$2,379,814
Equity securities	954,825	273,353	1,338,033	570,952
Trading securities	(10,297)	5,566	(13,283)	19,254
Mortgage loans	311,574	111,817	599,792	381,621
Real estate	2,985,660	778,605	6,178,745	1,333,329
Notes receivable	129,086	299,999	385,648	493,870
Policy loans	141,477	163,705	248,200	296,499
Cash and cash equivalents	9,222	586	9,934	1,148
Total consolidated investment income	5,554,389	2,809,963	10,846,891	5,476,487
Investment expenses	(1,114,203)	(727,604)	(1,947,337)	(1,434,461)
Consolidated net investment income	$4,440,186	$2,082,359	$8,899,554	$4,042,026

Net investment income represented 74% and 54% of the Company's revenue before net investment gains (losses) for the six-month period ended June 30, 2022 and June 30, 2021, respectively.    For the second quarter only ended June 30, net investment income represented 74% and 55% of revenue before net investment gains (losses) for 2022 and 2021, respectively.  When comparing current and prior year results, net investment income was comparable in a majority of the investment categories outside of the equity securities and real estate investment portfolio.  Investment income earned by the real estate investment portfolio for both the six months and the three months ended June 30, 2022, was materially larger than prior periods due to distributions from specific real estate investments, primarily related to the oil & gas & timber industries. Investment income earned by the fixed maturities, equity securities, and real estate investment portfolios represented approximately 89% and 78% of the total consolidated investment income for the six months ended June 30, 2022 and 2021, respectively.

In March 2020, with the onset of the pandemic in America, financial markets became jittery experiencing a significant drop in the major market indices. In response, the Federal Reserve dropped interest rates to near zero. This action resulted in a drop in all other interest rates in the marketplace. While this increased the fair value of the Company’s current fixed income holdings, it made finding investments to acquire with any type of historic yield nearly impossible. In recent periods our economy has heated up with inflation running at higher than desired levels by Federal Reserve standards.  In this regard, the Federal Reserve has begun increasing interest rates in recent months with more increases currently being predicted.  This has resulted in an increase in the yields available in the bond market and drives the unrealized loss on the bond portfolio.

When comparing earnings from the fixed maturities portfolio for the six months ended June 30, 2022 and 2021 income was down approximately 12% or $280,000.  Income for the three-month period ended June 30 was also down by the same 12% from the prior year.  This decrease can be primarily attributed to the maturity of several investments that were not replaced within the portfolio.  Rather the proceeds were used to pay down the Company’s outstanding debt or reinvested in a different asset class. Fixed maturities continue to represent one of the largest investment types and asset classes owned by the Company. As of June 30, 2022, fixed maturities represented 33% of the total investments owned by the Company.

Earnings from the equity securities investment portfolio represented approximately 12% and 10% of the total consolidated investment income report by the Company during the six months ended June 30, 2022 and 2021, respectively.  Income from the equity securities portfolio was up approximately 134% or $767,000 when comparing year to date 2022 and 2021 results.  Second quarter only results show an increase in the equity securities earnings of 249% or $681,000 when comparing 2022 to 2021.  This increase is primarily due to dividend increases seen in 2022 from equity positions held by the Company in oil and gas and from additional investments in dividend paying equities in the last year.

The earnings reported by the real estate investment portfolio represented 57% and 24% of the total consolidated investment income reported by the Company during the six months ended June 30, 2022 and 2021, respectively. Earnings from the real estate investment portfolio were up approximately 363% or $4.8 million when comparing 2022 and 2021 results. Second quarter only results were up 283% when comparing 2022 and 2021.  The earnings from the real estate investment portfolio are expected to vary depending on the real estate activities and the potential distributions that may occur.  The earnings reported by the real estate investment portfolio are primarily related to the oil & gas and timber industries.  With the world economies beginning to reopen, demand for oil and gas and other commodities has substantially increased, which in turn has resulted in increases in prices in the marketplace.  Add to this the issues related to the Russian invasion of Ukraine; even more upward price pressure is being felt.  The Company holds several long-term investments within these industries that have benefitted in recent periods from a rise in prices seen both in real estate in general, but specifically within the Company’s concentrated industries.  Oil has increased in 2022 averaging $107 per barrel compared to an average price of $42 in 2020 and $70 in 2021.  This change has significantly increased the cashflow the Company is receiving from the royalty interests it holds.  While oil has recently dropped below $100 per barrel, it remains well above recent historic levels.

The earnings reported by the mortgage loan investment portfolio represented 6% and 7% of the total consolidated investment income reported by the Company during the six months ended June 30, 2022 and 2021, respectively, and represented 6% and 4% for the three months ended June 30, 2022 and 2021, respectively.   The earnings from the mortgage loan portfolio have increased due to the increase in size of the portfolio. The mortgage loan investment portfolio increased by approximately 2% through the first six months of 2022.  With the low investment rates currently available in the bond market, the Company has placed more emphasis on loans to improve investment yields.

The following table reflects net realized investment gains (losses):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Other-than-temporary impairments	$0	$(411,584)	$0	$(411,584)
Fixed maturities available for sale	(4,896)	34,236	(527)	34,236
Equity securities	(29,393)	3,006,032	287,945	3,015,019
Real estate	113,398	1,247,193	4,571,840	1,383,252
Consolidated net realized investment gains	79,109	3,875,877	4,859,258	4,020,923
Change in fair value of equity securities	(790,338)	195,136	7,364,291	20,375,015
	$(711,229)	$4,071,013	$12,223,549	$24,395,938

Realized investment gains are the result of one-time events and are expected to vary from year to year.

The sale of one equity security represents approximately $370,000 of the realized investment gains from equity securities during 2022, this gain was offset by the sale for a realized loss of a few smaller equity securities resulting in the net realized gain of approximately $288,000

The 2022 real estate gains are the result of the sales of real estate in Kentucky and Georgia, primarily occurring in the first quarter of 2022. The sale of a land parcel in Kentucky produced a gain of approximately $3.5 million, additionally, the Company sold a real estate parcel located in Georgia that produced gains of approximately $812,000.  The Company also sold a few additional smaller properties in Kentucky that produced the remaining gains in this category.

The Company reported a change in fair value of equity securities of approximately $7.4 million and $20.4 million for the six months ended June 30, 2022, and 2021, respectively.  For the second quarter ended June 30, the Company reported a loss of $(0.8) million and gain of $0.2 million in 2022 and 2021, respectively.  This line item is material to the results reported in the consolidated statements of operations.  This line item can also be extremely volatile, reflecting changes in the stock market.  While both six-month periods within 2022 and 2021 reflected positive results, 2021 results were almost triple that of 2022.  While these results can be material and volatile, most of the equity holdings of the Company were acquired with a long-term view, thus making these intermediate changes in value of less concern to Management.  Management monitors its equity holdings looking more at the specific entity and market it is in relative to performance and less to changes due to general market swings that occur over the holding period of the investment.

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

Expenses

The Company reported total benefits and other expenses of approximately $13.4 million for the six-month period ended June 30, 2022, an increase of approximately 13% from the same period in 2021.  Benefits, claims and settlement expenses represented approximately 61% and 65% of the Company's total expenses for the six-month periods ended June 30, 2022, and 2021, respectively. The other major expense category of the Company is operating expenses, which represented approximately 36% and 32% of the Company's total expenses for the six-month periods ended June 30, 2022, and 2021, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims were up approximately 7% or $519,000 when comparing the six months ended June 30, 2022, and 2021.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

Early in the COVID-19 pandemic, the Company implemented a process to monitor death claims resulting from COVID-19. Prior to the pandemic, death benefits were $12,624,000, $12,831,000 and $12,403,000 in 2017, 2018 and 2019, respectively. During the two plus years of the pandemic, total death benefits were $14,293,000 and $15,985,000 in 2020 and 2021, respectively.  First six-months of 2022 continued with higher than historic claims of $7,665,000 including total COVID related deaths of approximately $985,000. Death benefits of the Company have been higher than recent past experience, even when adjusting for the identified COVID-19 claims. This anomaly is showing throughout the entire U.S. insurance industry. Industry experts believe this increase in death benefits while not always directly related to COVID-19, are caused indirectly by the pandemic due to delays in medical care as a result of the lockdown in 2020 and then later, people’s fears of seeking out treatment and trouble making up appointments. This is further compounded by depression from isolation. June and July claims experience have declined from recent levels, returning closer to historic levels.  While we hope the worst of the pandemic is behind us, if too early to determine with certainty.

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

Operating expenses increased approximately 26% in the six-month period ended June 30, 2022 as compared to the same period in 2021, and increased approximately 10% for the second quarter period ended June 30, 2022 as compared to the same period in 2021.  This increase for both compared periods is primarily due to increased charitable contribution accruals based upon the Company’s taxable income which was significantly higher in 2022 compared to 2021. Additionally, the Company incurred a large maintenance expense relating to the Company’s partially owned aircraft. Expenses in the remaining categories are largely comparable between years.

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

The Company’s total investments represented 87% and 85% of the Company’s total assets as of June 30, 2022, and December 31, 2021, respectively. Fixed maturities consistently represented a substantial portion, 33% and 38%, respectively, of the total investments during 2022 and 2021.  The overall investment mix, as a percentage of total investments, remained fairly consistent when comparing the respective investments held as of June 30, 2022 and December 31, 2021.

As of June 30, 2022, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market value, with changes in market value charged directly to the other comprehensive component of shareholders' equity.  Changes in the market value of available for sale securities resulted in net unrealized gains (losses) of approximately $(12.9) and $(3.9) million as of June 30, 2022 and 2021, respectively. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the marketplace.

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

Capital Resources

Total shareholders' equity decreased by approximately 3% as of June 30, 2022, compared to December 31, 2021. The decrease is mainly attributable to the decline in market value of the Company’s fixed income portfolio due to current rate increases in the marketplace.  This was partially offset by an increase in retained earnings, which is the result of the current year net income reported by the Company.

The Company's investments are predominately in fixed maturity investments such as bonds, which provide sufficient return to cover future obligations.  The Company carries all of its fixed maturity holdings as available for sale, which are reported in the Condensed Consolidated Financial Statements at their market value.

The Company had $7 million and $24 million of debt outstanding as of June 30, 2022 and December 31, 2021, respectively.

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

Parent Company Liquidity - UTG is a holding company that has no day-to-day operations of its own.  Cash flows from UTG’s insurance subsidiary, UG, are used to pay costs associated with maintaining the Company in good standing with states in which it does business and purchasing outstanding shares of UTG stock.  UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  As of June 30, 2022, and December 31, 2021, substantially all of the consolidated shareholders’ equity represents net assets of its subsidiaries.  On June 29th The Company’s Board of Directors approved the declaration of  a $1 million cash dividend that was paid to UTG on July 14, 2022.  UG had not paid a dividend to UTG through June 30, 2021.  Certain restrictions exist on the payment of dividends from the insurance subsidiary to the Parent company.  For further information regarding the restrictions on the payment of dividends by the insurance subsidiary, see Note 9 – Shareholders’ Equity in the Notes to the Consolidated Financial Statements.  Although these restrictions exist, dividend availability from the insurance subsidiary has historically been sufficient to meet the cash flow needs of the Parent company.

Insurance Subsidiary Liquidity - Sources of cash flows for the insurance subsidiary primarily consist of premium and investment income.  Cash outflows from operations include policy benefit payments, administrative expenses, taxes and dividends to the Parent company.

UG is an Ohio domiciled insurance company, which requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory net income or b) 10% of statutory capital and surplus.  For the year ended December 31, 2021, UG had statutory net income of approximately $451,000.  At December 31, 2021 UG's statutory capital and surplus amounted to approximately $64.7 million.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation. During 2021, UG paid UTG ordinary dividends of $5 million. During the third quarter of 2022, UG paid UTG a dividend of $1 million. UTG used the dividends received during 2021 and 2022 to purchase outstanding shares of UTG stock and for general operations of the Company.

Short-Term Borrowings - During the fourth quarter of 2021, Management made the business decision to pledge additional collateral to the Federal Home Loan Bank in order to increase the Company's borrowing capacity. The Company submitted, and the Federal Home Loan Bank approved, a new Cash Management Advance (CMA) with a collateral lendable value of $25 million This CMA replaces the CMA that was approved in May of 2021 for $10 million. During the fourth quarter 2021, the Company borrowed $24 million on the CMA and Management utilized the funds for investing activities. The interest rate on the borrowed funds is variable.  During the first six months of 2022 the Company repaid $26.5 million and borrowed $9.5 million on the CMA leaving $7 million outstanding on June 30, 2022.  In July of 2022, the Company drew $2.0 million and repaid $4.0 million on this line bringing the total outstanding borrowings to $5.0 million.

The CMA is a source of overnight liquidity utilized to address the day-to-day cash needs of a Company. In order to provide the Company with multiple lending options, Management also applied for, and the FHLB approved, the Company's Repurchase (REPO) Advance Application for $25 million. The REPO Advance requires a minimum borrowing of $15 million and provides financing for one day to one year at a fixed rate of interest.  The Company has enough qualifying investments for collateral pledging of $19.3 million total against these two borrowing vehicles.

Consolidated Liquidity

Cash used in operating activities was approximately $2.2 million and $6.3 million in 2022 and 2021, respectively.  Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline.  Management anticipates future cash flows from operations to remain similar to historic trends.

During 2022 and 2021, the Company’s investing activities provided net cash of approximately $7.9 million and $(0.8) million, respectively. The Company recognized proceeds of approximately $24.7 million and $32.8 million from investments sold and matured in 2022 and 2021, respectively.  The Company used approximately $16.8 million and $33.6 million to acquire investments during 2022 and 2021, respectively.  The net cash provided by investing activities is expected to vary from year to year depending on market conditions and management’s ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was approximately $17.5 million and $0.9 million during 2022 and 2021, respectively. As of June 30, 2022 the Company had $7 million in debt outstanding with third parties.  Subsequent to the end of the quarter, the Company paid an additional $2 million on its borrowings leaving $5 million outstanding.

The Company had cash and cash equivalents of approximately $19.0 million as of June 30, 2022.  The Company has a portfolio of marketable fixed maturity securities that could be sold, if an unexpected event were to occur.  These securities had a fair value of approximately $118.1 million at June 30, 2022. However, the strong cash flows from investing activities, investment maturities and the availability of the line of credit facilities make it unlikely that the Company would need to sell securities for liquidity purposes.  See Note 2 – Investments in the Notes to the Consolidated Financial Statements for detailed disclosures regarding the Company’s investment portfolio.

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
**101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements (detail tagged).

**104	Cover Page Interactive Data File (formatted in iXBRL and included in exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTG, INC.
(Registrant)

Date:	August 12, 2022	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	August 12, 2022	By	/s/ Theodore C. Miller
Theodore C. Miller
Senior Vice President and Chief Financial Officer