Form 10-Q
period 2022-09-30
UTG INC
filed 2022-11-10
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2022 was 3,162,047.

UTG, Inc.
(The “Company”)

Part 1.   Financial Information.
Item 1.  Financial Statements.

UTG, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2022	December 31, 2021*
ASSETS
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $120,400,062 and $127,949,963)	$109,977,965	$140,963,881
Equity securities, at fair value (cost $76,424,988 and $68,403,168)	141,130,095	122,229,121
Equity securities, at cost	13,683,343	14,543,343
Mortgage loans on real estate at amortized cost	29,504,939	29,183,562
Investment real estate	35,948,558	39,748,261
Notes receivable	19,609,019	17,722,976
Policy loans	7,215,150	7,390,497
Total investments	357,069,069	371,781,641

Cash and cash equivalents	24,783,095	30,787,278
Accrued investment income	1,232,632	1,264,159
Reinsurance receivables:
Future policy benefits	24,385,124	24,740,562
Policy claims and other benefits	3,955,000	4,426,997
Cost of insurance acquired	2,870,240	3,386,501
Income tax receivable	0	975,373
Other assets	1,074,857	1,097,246
Total assets	$415,370,017	$438,459,757

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$231,426,190	$235,367,680
Policy claims and benefits payable	3,174,423	3,941,305
Other policyholder funds	325,249	345,248
Dividend and endowment accumulations	14,745,472	14,686,166
Income taxes payable	403,285	-
Deferred income taxes	11,295,176	13,680,396
Notes payable	8,000,000	24,000,000
Trading securities, at fair value (proceeds $0 and $2,202)	0	1,116
Other liabilities	6,828,681	5,193,039
Total liabilities	276,198,476	297,214,950

Shareholders' equity:
Common stock - no par value, stated value $0.001 per share. Authorized 7,000,000 shares - 3,163,011 and 3,166,669 shares outstanding	3,164	3,167
Additional paid-in capital	32,662,157	32,780,587
Retained earnings	114,210,320	97,731,347
Accumulated other comprehensive income (loss)	(8,261,301)	10,253,151
Total UTG shareholders' equity	138,614,340	140,768,252
Noncontrolling interests	557,201	476,555
Total shareholders' equity	139,171,541	141,244,807
Total liabilities and shareholders' equity	$415,370,017	$438,459,757

* Balance sheet audited at December 31, 2021.

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Revenue:
Premiums and policy fees	$2,025,092	$2,274,672	$6,333,796	$6,870,216
Ceded reinsurance premiums and policy fees	(676,460)	(725,156)	(2,044,259)	(2,013,691)
Net investment income	6,266,722	2,134,293	15,166,276	6,176,319
Other income	88,035	92,998	243,071	282,203
Revenue before net investment gains (losses)	7,703,389	3,776,807	19,698,884	11,315,047
Net investment gains (losses):
Other-than-temporary impairments	0	18,129	0	(393,455)
Other realized investment gains, net	1,900,458	127,775	6,759,716	4,560,282
Change in fair value of equity securities	7,097,738	(9,380,710)	14,462,029	10,994,305
Total net investment gains (losses)	8,998,196	(9,234,806)	21,221,745	15,161,132
Total revenue	16,701,585	(5,457,999)	40,920,629	26,476,179

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	3,343,438	4,974,295	11,613,356	12,994,904
Ceded reinsurance benefits and claims	(486,899)	(904,913)	(1,228,489)	(1,891,579)
Annuity	252,079	246,362	771,309	739,455
Dividends to policyholders	63,632	68,243	236,724	242,527
Commissions and amortization of deferred policy acquisition costs	(34,352)	(37,464)	(86,311)	(94,372)
Amortization of cost of insurance acquired	172,087	178,383	516,261	536,228
Operating expenses	2,733,470	1,777,102	7,551,131	5,614,635
Interest expense	36,748	0	72,028	0
Total benefits and other expenses	6,080,203	6,302,008	19,446,009	18,141,798

Income (loss) before income taxes	10,621,382	(11,760,007)	21,474,620	8,334,381
Income tax expense (benefit)	2,542,701	(2,762,312)	4,915,001	1,308,355

Net income (loss)	8,078,681	(8,997,695)	16,559,619	7,026,026

Net income attributable to noncontrolling interests	(26,825)	(14,577)	(80,646)	(70,832)

Net income (loss) attributable to common shareholders	$8,051,856	$(9,012,272)	$16,478,973	$6,955,194

Amounts attributable to common shareholders
Basic income (loss) per share	$2.54	$(2.84)	$5.20	$2.19

Diluted income (loss) per share	$2.54	$(2.84)	$5.20	$2.19

Basic weighted average shares outstanding	3,165,842	3,169,328	3,169,704	3,173,755

Diluted weighted average shares outstanding	3,165,842	3,169,328	3,169,704	3,173,755

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Net income (loss)	$8,078,681	$(8,997,695)	$16,559,619	$7,026,026

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	(7,122,856)	(1,186,410)	(23,436,431)	(6,161,411)
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	1,495,712	249,146	4,921,563	1,293,896
Unrealized holding gains (losses) arising during period, net of tax	(5,627,144)	(937,264)	(18,514,868)	(4,867,515)

Less reclassification adjustment for (gains) losses included in net income	0	(39,762)	527	337,586
Tax expense (benefit) for gains included in net income (loss)	0	8,350	(111)	(70,893)
Reclassification adjustment for (gains) losses included in net income, net of tax	0	(31,412)	416	266,693
Subtotal: Other comprehensive income (loss), net of tax	(5,627,144)	(968,676)	(18,514,452)	(4,600,822)

Comprehensive income (loss)	2,451,537	(9,966,371)	(1,954,833)	2,425,204

Less comprehensive income attributable to noncontrolling interests	(26,825)	(14,577)	(80,646)	(70,832)

Comprehensive income (loss) attributable to UTG, Inc.	$2,424,712	$(9,980,948)	$(2,035,479)	$2,354,372

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three Months Ended September 30, 2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity

Balance at June 30, 2022	$3,170	$32,854,050	$106,158,464	$(2,634,157)	$530,976	$136,912,503
Common stock issued during year	0	0	0	0	0	0
Treasury shares acquired	(6)	(191,893)	0	0	0	(191,899)
Net income (loss) attributable to common shareholders	0	0	8,051,856	0	0	8,051,856
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(5,627,144)	0	(5,627,144)
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	(600)	(600)
Gain attributable to noncontrolling interest	0	0	0	0	26,825	26,825
Balance at September 30, 2022	$3,164	$32,662,157	$114,210,320	$(8,261,301)	$557,201	$139,171,541

Nine Months Ended September 30, 2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity

Balance at December 31, 2021	$3,167	$32,780,587	$97,731,347	$10,253,151	$476,555	$141,244,807
Common stock issued during year	18	486,779	0	0	0	486,797
Treasury shares acquired	(21)	(605,209)	0	0	0	(605,230)
Net income (loss) attributable to common shareholders	0	0	16,478,973	0	0	16,478,973
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(18,514,452)	0	(18,514,452)
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	0	0
Gain attributable to noncontrolling interest	0	0	0	0	80,646	80,646
Balance at September 30, 2022	$3,164	$32,662,157	$114,210,320	$(8,261,301)	$557,201	$139,171,541

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three Months Ended September 30, 2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity

Balance at June 30, 2021	$3,174	$32,956,587	$104,035,750	$11,952,095	$517,027	$149,464,633
Common stock issued during year	0	0	0	0	0	0
Treasury shares acquired	(6)	(155,735)	0	0	0	(155,741)
Net income attributable to common shareholders	0	0	(9,012,272)	0	0	(9,012,272)
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(968,676)	0	(968,676)
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	0	0
Gain attributable to noncontrolling interest	0	0	0	0	14,577	14,577
Balance at September 30, 2021	$3,168	$32,800,852	$95,023,478	$10,983,419	$531,604	$139,342,521

Nine Months Ended September 30, 2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity

Balance at December 31, 2020	$3,176	$33,025,018	$88,068,284	$15,584,241	$460,772	$137,141,491
Common stock issued during year	7	170,531	0	0	0	170,538
Treasury shares acquired	(15)	(394,697)	0	0	0	(394,712)
Net income attributable to common shareholders	0	0	6,955,194	0	0	6,955,194
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(4,600,822)	0	(4,600,822)
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	0	0
Gain attributable to noncontrolling interest	0	0	0	0	70,832	70,832
Balance at September 30, 2021	$3,168	$32,800,852	$95,023,478	$10,983,419	$531,604	$139,342,521

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$16,559,619	$7,026,026
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	24,741	55,737
Other-than-temporary impairments	0	393,455
Realized investment gains (losses), net	(6,759,716)	(4,560,282)
Change in fair value of equity securities	(14,462,029)	(10,994,305)
Unrealized trading (gains) losses included in income	0	(1,329)
Realized trading (gains) losses included in income	13,283	(20,360)
Amortization of cost of insurance acquired	516,261	536,228
Depreciation and depletion	1,635,706	1,862,637
Stock-based compensation	486,797	170,538
Charges for mortality and administration of universal life and annuity products	(4,480,817)	(4,791,098)
Interest credited to account balances	2,831,885	2,940,521
Change in accrued investment income	31,527	299,159
Change in reinsurance receivables	827,435	(171,403)
Change in policy liabilities and accruals	(3,074,992)	(3,774,549)
Change in income taxes receivable (payable)	1,378,658	(1,433,348)
Change in other assets and liabilities, net	4,194,376	2,240,191
Net cash used in operating activities	(277,266)	(10,222,182)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	8,628,136	18,581,107
Equity securities	10,735,510	5,306,206
Trading securities	17,983	29,283
Mortgage loans	1,443,119	7,758,199
Real estate	11,387,025	5,973,637
Notes receivable	3,984,614	1,372,154
Policy loans	903,696	1,588,854
Total proceeds from investments sold and matured	37,100,083	40,609,440
Cost of investments acquired:
Fixed maturities available for sale	(1,112,505)	(20,000)
Equity securities	(12,540,638)	(26,353,197)
Trading securities	(32,382)	(16,133)
Mortgage loans	(1,755,496)	(3,305,354)
Real estate	(4,236,603)	(5,507,777)
Notes receivable	(5,870,657)	(7,840,000)
Policy loans	(728,348)	(838,053)
Total cost of investments acquired	(26,276,629)	(43,880,514)
Net cash provided by (used in) investing activities	10,823,454	(3,271,074)

Cash flows from financing activities:
Policyholder contract deposits	3,455,489	3,303,536
Policyholder contract withdrawals	(3,400,630)	(4,327,607)
Proceeds from notes payable/line of credit	19,500,000	0
Payments of principal on notes payable/line of credit	(35,500,000)	0
Purchase of treasury stock	(605,230)	(394,712)
Non controlling contributions (distributions) of consolidated subsidiary	0	0
Net cash used in financing activities	(16,550,371)	(1,418,783)
Net increase (decrease) in cash and cash equivalents	(6,004,183)	(14,912,039)
Cash and cash equivalents at beginning of period	30,787,278	39,025,754
Cash and cash equivalents at end of period	$24,783,095	$24,113,715

See accompanying notes.

UTG, Inc.

Notes to Condensed Consolidated Financial Statements
 (Unaudited)

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of September 30, 2022, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  The Company’s results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other future period.

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions in the U.S. and globally, accelerating during the first half of March 2020, as federal, state, and local governments reacted to the public health crisis, creating significant uncertainties in the U.S. economy. The Company has not experienced a slow-down in activities, however government restrictions and client-imposed delays are evaluated regularly.  While the worst of the disruption appears to be behind us, there remains uncertainty should a new variant again appear. The Company cannot at this time predict the ultimate impact the pandemic or recurrence of such, may have on its results of operations, financial position, liquidity, or capital resources but such impact could be material.

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates. At September 30, 2022, Mr. Correll owns or controls directly and indirectly approximately 65.46% of UTG’s outstanding stock.

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

Note 2 – Recently Issued Accounting Standards

During the nine months ended September 30, 2022, there were no additions to or changes in the critical accounting policies disclosed in the 2021 Form 10-K.

Note 3 – Investments

Available for Sale Securities – Fixed Maturity Securities

The Company’s insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in available for sale securities are summarized as follows:

September 30, 2022	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$21,313,155	$0	$(1,198,869)	$20,114,286
U.S. special revenue and assessments	7,536,507	0	(392,137)	7,144,370
All other corporate bonds	91,550,400	90,639	(8,921,730)	82,719,309
	$120,400,062	$90,639	$(10,512,736)	$109,977,965

December 31, 2021	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$25,312,358	$355,623	$(17,078)	$25,650,903
U.S. special revenue and assessments	7,540,867	982,668	0	8,523,535
All other corporate bonds	95,096,738	11,692,705	0	106,789,443
	$127,949,963	$13,030,996	$(17,078)	$140,963,881

The amortized cost and estimated market value of debt securities at September 30, 2022, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale September 30, 2022	Amortized Cost	Fair Value
Due in one year or less	$8,496,905	$8,416,295
Due after one year through five years	44,881,107	42,688,475
Due after five years through ten years	17,950,439	17,078,456
Due after ten years	22,053,354	18,865,205
Fixed maturities with no single maturity date	27,018,257	22,929,534
Total	$120,400,062	$109,977,965

The fair value of investments with sustained gross unrealized losses are as follows:

September 30, 2022	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$20,114,286	(1,198,869)	0	0	20,114,286	$(1,198,869)
U.S. Special Revenue and Assessments	7,144,370	(392,137)	0	0	7,144,370	(392,137)
All other corporate bonds	78,415,980	(8,921,730)	0	0	78,415,980	(8,921,730)
Total fixed maturities	$105,674,636	(10,512,736)	0	0	105,674,636	$(10,512,736)

December 31, 2021	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$4,042,825	(17,078)	0	0	4,042,825	$(17,078)
Total fixed maturities	$4,042,825	(17,078)	0	0	4,042,825	$(17,078)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of September 30, 2022
Fixed maturities	58	0	58
As of December 31, 2021
Fixed maturities	3	0	3

Substantially all of the unrealized losses on fixed maturities at September 30, 2022 and December 31, 2021 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of  September 30, 2022 and December 31, 2021.

Net Investment Gains (Losses)

The following table presents net investment gains (losses) and the change in net unrealized gains (losses) on investments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Realized gains:
Sales of fixed maturities	$0	$21,631	$4,683	$55,867
Sales of equity securities	1,485,872	19,344	1,883,453	3,038,551
Sales of real estate	449,133	104,204	5,020,973	1,487,456
Total realized gains	1,935,005	145,179	6,909,109	4,581,874
Realized losses:
Sales of fixed maturities	0	0	(5,210)	0
Sales of equity securities	0	(17,404)	(109,636)	(21,592)
Sales of real estate	(34,547)	0	(34,547)	0
Other-than-temporary impairments	0	18,129	0	(393,455)
Total realized losses	(34,547)	725	(149,393)	(415,047)
Net realized investment gains (losses)	1,900,458	145,904	6,759,716	4,166,827
Change in fair value of equity securities:
Change in fair value of equity securities held at the end of the period	7,097,738	(9,380,710)	14,462,029	10,994,305
Change in fair value of equity securities	7,097,738	(9,380,710)	14,462,029	10,994,305
Net investment gains (losses)	$8,998,196	$(9,234,806)	$21,221,745	$15,161,132
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$(7,122,856)	$(1,186,410)	$(23,436,431)	$(6,161,411)
Net increase (decrease)	$(7,122,856)	$(1,186,410)	$(23,436,431)	$(6,161,411)

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

The Company did not recognize any other-than-temporary impairments during the nine months ended September 30, 2022. The Company recognized an other-than-temporary impairment on one fixed maturity security during the second quarter of 2021. The other-than-temporary impairment was recognized due to the length of time the investment remained in an unrealized loss position.

Cost Method Investments

The Company held equity investments with an aggregate cost of $13,683,343 and 14,543,343 at September 30, 2022 and December 31, 2021, respectively.  These equity investments were not reported at fair value because it is not practicable to estimate their fair values due to insufficient information being available. Management did not identify any events or changes in circumstances that might have a significant adverse effect on the reported value of those investments.  Based on Management’s evaluation of the expected cash flow of the investments, and the Company’s ability and intent to hold the investments for a reasonable period of time, the Company does not deem an other-than-temporary impairment necessary at September 30, 2022.

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Condensed Consolidated Statements of Operations.  Trading securities include exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities are securities sold short. A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale.  The fair value of derivatives included in trading security assets and trading security liabilities as of September 30, 2022 was $0. The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2021 was $0 and $1,116, respectively.  Earnings from trading securities are classified in cash flows from operating activities. The derivatives held by the Company are for income generation purposes only.

Trading revenue charged to net investment income from trading securities was:

	Three Months Ended
	September 30,
	2022	2021
Net unrealized gains (losses)	$0	$379
Net realized gains (losses)	0	2,056
Net unrealized and realized gains (losses)	$0	$2,435

	Nine Months Ended
	September 30,
	2022	2021
Net unrealized gains (losses)	$0	$1,329
Net realized gains (losses)	(13,283)	20,360
Net unrealized and realized gains (losses)	$(13,283)	$21,689

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

During the nine months ended September 30, 2022 and 2021, the Company acquired $1,755,496 and $3,305,354 in mortgage loans, respectively.  FSNB services the majority of the Company’s mortgage loan portfolio.  The Company pays FSNB a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

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

A mortgage loan reserve is established and adjusted based on Management’s quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The mortgage loan reserve was $0 at September 30, 2022 and December 31, 2021.

The following table summarizes the mortgage loan holdings of the Company for the periods ended:

	September 30, 2022	December 31, 2021
In good standing	$27,424,166	$27,102,789
Overdue interest over 90 days	2,080,773	2,080,773
Total mortgage loans	$29,504,939	$29,183,562

Investment Real Estate

Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of 3 to 30 years. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the nine months ended September 30, 2022, no impairments were recognized on the investment real estate.

Note 4 - Fair Value Measurements of the Condensed Consolidated Financial Statements provides further information regarding the fair value of financial instruments that are not measured at fair value. The investment real estate owned by the Company is included in this portion of the Note 4 - Fair Value Measurements disclosure.

The following table provides an allocation of the Company’s investment real estate by type:

	September 30, 2022	December 31, 2021
Raw land	$12,365,607	$14,538,507
Commercial	5,185,507	4,347,423
Residential	3,618,791	3,813,936
Land, minerals and royalty interests	14,778,653	17,048,395
Total investment real estate	$35,948,558	$39,748,261

The Company’s investment real estate portfolio includes ownership in oil and gas royalties. As of September 30, 2022 and December 31, 2021, investments in oil and gas royalties represented 41% and 43%, respectively, of the total investment real estate portfolio.  See Note 9 – Concentrations of Credit Risk of the Condensed Consolidated Financial Statements for additional information regarding the allocation of the oil and gas investment real estate holdings by industry type.

Gains and losses recognized on the disposition of the properties are recorded as realized gains and losses in the Condensed Consolidated Statements of Operations. During the nine months ended  September 30, 2022 and 2021, the Company acquired $4,236,603 and $5,507,777 of investment real estate, respectively.

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. The valuation allowance as of  September 30, 2022 and December 31, 2021 was $0. Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status. During the nine months ended September 30, 2022 and 2021 the Company acquired  $5,870,657 and $7,840,000 of notes receivable, respectively.

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

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

September 30, 2022	Level 1	Level 2	Level 3	Net Asset Value	Total
Financial assets:
Fixed maturities available for sale:
U.S. Government and government agencies and authorities	$20,114,285	$0	$0	$0	$20,114,285
U.S. special revenue and assessments	0	7,144,370	0	0	7,144,370
Corporate securities	0	82,719,310	0	0	82,719,310
Total fixed maturities	20,114,285	89,863,680	0	0	109,977,965
Equity securities:
Common stocks	45,276,351	16,494,094	6,349,498	71,763,152	139,883,095
Preferred stocks	0	0	1,247,000	0	1,247,000
Total equity securities	45,276,351	16,494,094	7,596,498	71,763,152	141,130,095
Total financial assets	$65,390,636	$106,357,774	$7,596,498	$71,763,152	$251,108,060

Liabilities
Trading securities	$0	$0	$0	$0	$0

December 31, 2021	Level 1	Level 2	Level 3	Net Asset Value	Total
Financial assets:
Fixed maturities available for sale:
U.S. Government and government agencies and authorities	$25,650,903	$0	$0	$0	$25,650,903
U.S. special revenue and assessments	0	8,523,535	0	0	8,523,535
Corporate securities	0	106,789,443	0	0	106,789,443
Total fixed maturities	25,650,903	115,312,978	0	0	140,963,881
Equity securities:
Common stocks	40,784,660	16,711,180	5,861,486	57,603,597	120,960,923
Preferred stocks	0	21,198	1,247,000	0	1,268,198
Total equity securities	40,784,660	16,732,378	7,108,486	57,603,597	122,229,121
Total financial assets	$66,435,563	$132,045,356	$7,108,486	$57,603,597	$263,193,002

Liabilities
Trading securities	$(1,116)	$0	$0	$0	$(1,116)

The following is a description of the valuation techniques used the by Company to measure assets reported at fair value on a recurring basis. There have been no significant changes in the valuation techniques utilized by the Company for the nine months ended September 30, 2022.

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

Change in Recurring Fair Value Measurements

The following table presents the changes in Level 3 equity securities measured at fair value on a recurring basis and equity securities measured at net asset value, and the realized and unrealized gains (losses) related to the equity securities.

	Equity Securities at Fair Value	Equity Securities at Net Asset Value	Total
Balance at December 31, 2021	$7,108,486	$57,603,597	$64,712,083
Realized gains (losses)	198,125	327,863	525,988
Unrealized gains (losses)	138,928	8,669,059	8,807,987
Purchases	352,084	7,682,338	8,034,422
Sales	(201,125)	(2,519,705)	(2,720,830)
Balance at September 30, 2022	$7,596,498	$71,763,152	$79,359,650

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at September 30, 2022 and December 31, 2021 may include changes in fair value that were attributable to both observable and unobservable inputs.

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

Financial Assets	Fair Value at September 30, 2022	Fair Value at December 31, 2021	Valuation Technique
Equities	$71,763,152	$57,603,597	Net Asset Value
Equities	7,596,498	7,108,486	Pricing Model
Total	$79,359,650	$64,712,083

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

Investments in Certain Entities Carried at Fair Value Using Net Asset Value per Share

Investment Company	Fair Value at September 30, 2022	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Common Stocks
Growth Equity
Redeemable	$36,582,059	$0	Quarterly	45 days
Non-Redeemable	35,181,093	9,335,341	n/a	n/a
Total	$71,763,152	$9,335,341

Investment Company	Fair Value at December 31, 2021	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Common Stocks
Growth Equity
Redeemable	$28,546,227	$0	Quarterly	45 days
Non-Redeemable	29,057,370	5,288,967	n/a	n/a
Total	$57,603,597	$5,288,967

Fair Value Measurements on a Nonrecurring Basis

Certain assets are not carried at fair value on a recurring basis. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the Condensed Consolidated Financial Statements. The Company did not recognize any re-measurements or impairments of financial instruments at September 30, 2022 or December 31, 2021.
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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Carrying	Estimated
September 30, 2022	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Common stock, at cost	$5,168,198	5,168,198	0	0	5,168,198
Preferred stock, at cost	8,515,145	8,515,145	0	0	8,515,145
Mortgage loans on real estate and Notes receivable	49,113,958	48,164,823	0	0	48,164,823
Investment real estate	35,948,558	91,587,781	0	0	91,587,781
Policy loans	7,215,150	7,215,150	0	0	7,215,150
Liabilities
Notes payable	8,000,000	8,000,000	0	8,000,000	0

	Carrying	Estimated
December 31, 2021	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Common stock, at cost	$5,860,000	5,860,000	0	0	5,860,000
Preferred stock, at cost	8,683,343	8,683,343	0	0	8,683,343
Mortgage loans on real estate and Notes receivable	46,906,538	46,906,538	0	0	46,906,538
Investment real estate	39,748,261	96,463,112	0	0	96,463,112
Policy loans	7,390,497	7,390,497	0	0	7,390,497
Liabilities
Notes payable	24,000,000	24,000,000	0	24,000,000	0

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

Note 5 – Credit Arrangements

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2021	Borrowings	Repayments	September 30, 2022
Lines of Credit:
UTG	11/20/2013	11/20/2022	$8,000,000	0	0	0	$0
UG - CMA	10/21/2021	10/6/2023	25,000,000	24,000,000	19,500,000	35,500,000	8,000,000
UG - REPO	10/21/2021	10/7/2022	25,000,000	0	0	0	0

The UTG line of credit carries interest at a fixed rate of 3.750% and is payable monthly. As collateral, UTG has pledged 100% of the  common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company.

During October of 2021, the Federal Home Loan Bank approved UG's Cash Management Advance ("CMA"). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $19,595,054.  During the fourth quarter of 2022, the Company repaid the outstanding balance of $8 million on the CMA. The interest rate on the borrowed funds is variable and was 3.13% at September 30, 2022.

The CMA is a source of overnight liquidity utilized to address the day-to-day cash needs of a Company. In order to provide the Company with multiple lending options, Management also applied for, and the FHLB approved, the Company's Repurchase ("REPO") Advance Application for $25 million. The REPO Advance requires a minimum borrowing of $15 million and provides financing for one day to one year at a fixed rate of interest. The Company has enough qualifying investments for collateral pledging of $25 million total against these two borrowing vehicles. The REPO expired on October 7, 2022 and Management did not renew this credit arrangement.

Note 6 – Shareholders’ Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock.  At a meeting of the Board of Directors in March of 2022, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG’s common stock, for a total  repurchase of up to $22 million of UTG’s common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During the nine months ended September 30, 2022, the Company repurchased 21,621 shares through the stock repurchase program for $605,230. Through September 30, 2022, UTG has spent $19,228,860 in the acquisition of 1,338,915 shares under this program.

During 2022, the Company issued 17,963 shares of stock to management and employees as compensation at a cost of $486,797. These awards are determined at the discretion of the Board of Directors.

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  For the nine months ended September 30, 2022 and 2021, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

The following table represents the total funding commitments and the unfunded commitment as of September 30, 2022 related to certain investments:

	Total Funding Commitment	Unfunded Commitment
RLF III, LLC	$4,000,000	$398,120
Sovereign’s Capital, LP Fund I	500,000	13,000
Sovereign's Capital, LP Fund II	1,000,000	92,034
Sovereign's Capital, LP Fund III	3,000,000	641,440
Macritchie Storage II, LP	7,000,750	833,358
Garden City Companies, LLC	2,000,000	1,090,531
Carrizo Springs Music, LLC	5,000,000	189,711
Legacy Venture X, LLC	3,000,000	1,740,000
QCC Investment Co., LLC	1,500,000	150,000
Great American Media Group, LLC	4,000,000	1,240,000
Sovereign's Capital Evergreen Fund I, LLC	3,000,000	300,454
PBEX, LLC	2,000,000	1,199,343
Sovereign's Capital Lower Middle Market Fund II, LP	3,000,000	2,188,539
Elisha's Properties, LLC	1,096,750	491,823
Granite Shoals Music, LLC	6,500,000	6,147,916
Legacy Venture XI, LLC	2,000,000	1,920,000

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

During 2018, the Company committed to fund a mortgage loan for Macritchie Storage II, LP ("Macritchie"). Macritchie makes draw requests as funds are needed to fund the construction project.

During 2020, the Company committed to invest in Garden City Companies, LLC (“Garden City”), which invests primarily in companies in the health care, inspection/testing services and maintenance service arena. Garden City makes capital calls to investors as funds are needed.

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

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	September 30,
	2022	2021
Interest	$31,244	$0
Federal income tax	0	0

	Nine Months Ended
	September 30,
	2022	2021
Interest	$61,440	$0
Federal income tax	1,000,000	1,202,000

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

Because UTG serves primarily individuals located in four states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of September 30, 2022 and 2021, approximately 53% of the Company’s total direct premium was collected from Illinois, Ohio, Texas and West Virginia. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 21% and 20% of total life insurance in force at September 30, 2022 and  December 31, 2021, respectively.  Insurance ceded represented 39% and 37% of premium income for the nine months ended September 30, 2022 and 2021, respectively. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

The Company owns a variety of investments associated with the oil and gas industry. These investments represent approximately 28% and 22% of the Company’s total invested assets as of September 30, 2022 and December 31, 2021, respectively. The following table provides an allocation of the oil and gas investments by type.

September 30, 2022	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,043,510	$1,043,510
Equity securities, at fair value	79,988,199	0	79,988,199
Investment real estate	14,778,652	0	14,778,652
Notes receivable	5,800,657	0	5,800,657
Total	$100,567,508	$1,043,510	$101,611,018

December 31, 2021	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,249,040	$1,249,040
Equity securities, at fair value	60,932,033	0	60,932,033
Investment real estate	16,351,500	0	16,351,500
Notes receivable	5,000,000	0	5,000,000
Total	$82,283,533	$1,249,040	$83,532,573

At September 30, 2022 and December 31, 2021, the Company owned two equity securities that represented approximately 53% of the total investments associated with the oil and gas industry.

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

During the nine months ended September 30, 2022, there were no additions to or changes in the critical accounting policies disclosed in the 2021 Form 10-K.

Results of Operations

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions in the U.S. and globally, accelerating during the first half of March 2020, as federal, state, and local governments reacted to the public health crisis, creating significant uncertainties in the U.S. economy. The Company has not experienced a slow-down in activities, however government restrictions and client-imposed delays are evaluated regularly.  While the worst of the disruption appears to be behind us, there remains uncertainty should a new variant again appear. The Company cannot at this time predict the ultimate impact the pandemic or recurrence of such, may have on its results of operations, financial position, liquidity, or capital resources but such impact could be material.  During the nine-month period ended September 30, 2022 the Company incurred 71 Covid claims totaling $1,104,522.  The Company incurred 166 claims totaling $1,293,625 during the year ended December 31, 2021.

On a consolidated basis, the Company reported net income attributable to common shareholders of approximately $16.5 million for the nine-month period ended September 30, 2022, and a net income attributable to common shareholders’ of approximately $8.1 million for the three-month period ended September 30, 2022.

For the nine-month period ended September 30, 2021, the Company reported net income attributable to common shareholders’ of approximately $7.0 million and net loss attributable to common shareholders’ of approximately $(9.0) million for the three-month period ended September 30, 2021.

Revenues

For the nine-month period ended September 30, 2022, the Company reported total revenues of approximately $40.9 million and for the same period in 2021 total revenues of approximately $26.5 million. The variance in total revenue between periods is primarily the result of the change in the fair value of equity securities and an increase in net investment income. The change in fair value of equity securities is material to the results reported in the consolidated statements of operations.  This line item can also be extremely volatile, reflecting changes in the stock market.  While both nine-month periods within 2022 and 2021 reflected positive results, 2021 results were 76% of that of 2022.  The Company reported total revenues of approximately $16.7 million for the three-month period ended September 30, 2022, and total revenues of $(5.5) million for the same period of 2021.  As stated in the nine-month periods, changes in the fair value of equity securities were the primary reason for the variance, with third quarter of 2022 showing a large gain in value on its equity securities, while the same period of 2021 reported a large loss in value on its equity securities.  While these results can be material and volatile, most of the equity holdings of the Company were acquired with a long-term view, thus making these intermediate changes in value of less concern to Management.  Management monitors its equity holdings looking more at the specific entity and market it is in relative to performance and less to changes due to general market swings that occur over the holding period of the investment.

The Company reported revenue before net investment gains (losses) of approximately $19.7 million and $11.3 million for the nine-month periods ended September 30, 2022 and 2021, respectively. Revenue before net investment gains (losses) increased primarily due to an increase in net investment income when comparing current year and prior year results.  For the three months ended September 30, 2022 and 2021 the Company reported approximately $7.7 million and $3.8 million, respectively.

Premium and policy fee revenues, net of reinsurance, declined 12% for the nine-months ended September 30, 2022 and 2021 and declined 13% for the third quarter ended September 30, 2022 and 2021.  The Company writes minimal new business.  Unless the Company acquires a new company or a block of in-force business, Management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience.  Premium and policy fee revenues, net of reinsurance, was reported at approximately $4.3 million and $4.9 million for the nine-months ended September 30, 2022, and 2021.  For the third quarter ended September 30, 2022 these amounts were $1.3 million and $1.5 million in 2022 and 2021, respectively.

The following table summarizes our investment performance.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net investment income	$6,266,722	$2,134,293	$15,166,276	$6,176,319
Net investment gains (losses)	$8,998,196	$(9,234,806)	$21,221,745	$15,161,132
Change in net unrealized investment gains (losses) on equity securities, pre-tax	$(7,122,856)	$(1,226,171)	$(23,436,015)	$(5,823,825)

The following table reflects net investment income of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Fixed maturities available for sale	$1,025,578	$1,107,003	$3,125,400	$3,486,817
Equity securities	719,953	349,007	2,057,986	919,959
Trading securities	0	2,435	(13,283)	21,689
Mortgage loans	307,492	142,195	907,284	523,816
Real estate	4,924,772	914,425	11,103,517	2,247,754
Notes receivable	273,376	244,679	659,024	738,549
Policy loans	121,097	130,394	369,297	426,893
Cash and cash equivalents	43,812	755	53,746	1,903
Total consolidated investment income	7,416,080	2,890,893	18,262,971	8,367,380
Investment expenses	(1,149,358)	(756,600)	(3,096,695)	(2,191,061)
Consolidated net investment income	$6,266,722	$2,134,293	$15,166,276	$6,176,319

Net investment income represented 77% and 55% of the Company's revenue before net investment gains (losses) for the nine-month period ended September 30, 2022 and 2021, respectively.    For the Third quarter only ended September 30, net investment income represented 81% and 57% of revenue before net investment gains (losses) for 2022 and 2021, respectively.  When comparing current and prior year results, net investment income was comparable in a majority of the investment categories outside of the equity securities and real estate investment portfolio.  Investment income earned by the real estate investment portfolio for both the nine months and the three months ended September 30, 2022, was materially larger than prior periods due to distributions from specific real estate investments, primarily related to the oil & gas & timber industries. Investment income earned by the fixed maturities, equity securities, and real estate investment portfolios represented approximately 89% and 80% of the total consolidated investment income for the nine months ended September 30, 2022 and 2021, respectively.

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

When comparing earnings from the fixed maturities portfolio for the six months ended June 30, 2022 and 2021 income was down approximately 10% or $361,000.  Income for the three-month period ended September 30 was down by 7% from the prior year.  This decrease can be primarily attributed to the maturity of several investments that were not replaced within the portfolio.  Rather the proceeds were used to pay down the Company’s outstanding debt or reinvested in a different asset class. Fixed maturities continue to represent one of the largest investment types and asset classes owned by the Company.  As of September 30, 2022, fixed maturities represented 31% of the total investments owned by the Company.

Earnings from the equity securities investment portfolio represented approximately 11% and 11% of the total consolidated investment income report by the Company during the nine months ended September 30, 2022 and 2021, respectively.  Income from the equity securities portfolio was up approximately 124% or $1,138,000 when comparing year to date 2022 and 2021 results.  Third quarter only results show an increase in the equity securities earnings of 106% or $371,000 when comparing 2022 to 2021.  This increase is primarily due to dividend increases seen in 2022 from equity positions held by the Company in oil and gas and from additional investments in dividend paying equities in the last year.

The earnings reported by the real estate investment portfolio represented 61% and 27% of the total consolidated investment income reported by the Company during the nine months ended September 30, 2022 and 2021, respectively. Earnings from the real estate investment portfolio were up approximately 394% or $8.8 million when comparing 2022 and 2021 results. Third quarter only results were up 439% when comparing 2022 and 2021.  The earnings from the real estate investment portfolio are expected to vary depending on the real estate activities and the potential distributions that may occur.  The earnings reported by the real estate investment portfolio are primarily related to the oil & gas and timber industries.  With the world economies beginning to reopen, demand for oil and gas and other commodities has substantially increased, which in turn has resulted in increases in prices in the marketplace.  Add to this the issues related to the Russian invasion of Ukraine; even more upward price pressure is being felt.  The Company holds several long-term investments within these industries that have benefitted in recent periods from a rise in prices seen both in real estate in general, but specifically within the Company’s concentrated industries.  Oil has increased in 2022 averaging $105 per barrel compared to an average price of $42 in 2020 and $70 in 2021.  This change has significantly increased the cashflow the Company is receiving from the royalty interests it holds.  While oil has recently dropped below $100 per barrel, it remains well above recent historic levels.

The earnings reported by the mortgage loan investment portfolio represented 5% and 6% of the total consolidated investment income reported by the Company during the nine months ended September 30, 2022 and 2021, respectively, and represented 4% and 5% for the three months ended September 30, 2022 and 2021, respectively.   The earnings from the mortgage loan portfolio have increased due to the increase in size of the portfolio. The mortgage loan investment portfolio increased by approximately 1% through the first nine months of 2022.  With the low investment rates available in the bond market in recent periods, the Company has placed more emphasis on loans to improve investment yields.

The following table reflects net investment gains (losses):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Other-than-temporary impairments	$0	$18,129	$0	$(393,455)
Fixed maturities available for sale	0	21,631	(527)	55,867
Equity securities	1,485,872	1,939	1,773,817	3,016,958
Real estate	414,586	104,205	4,986,426	1,487,457
Consolidated net realized investment gains	1,900,458	145,904	6,759,716	4,166,827
Change in fair value of equity securities	7,097,738	(9,380,710)	14,462,029	10,994,305
	$8,998,196	$(9,234,806)	$21,221,745	$15,161,132

Realized investment gains are the result of one-time events and are expected to vary from year to year.

The Company had one equity security sale in first quarter which represents approximately $370,000 of the realized investment gains from equity securities during 2022.  The Company sold a portion (approximately 20% of this holding) of an equity security in third quarter of 2022 realizing a gain of $1,135,000. The third quarter sale of a portion of an equity holding was a security in the oil and gas sector. The Company had several other small equity sales during 2022, which were not material to the operating results.  Over the entire holding period of the sold portion, the Company realized a gain of almost $4 million dollars on an original cost basis of $300,000.

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

The Company reported a change in fair value of equity securities of approximately $14.5 million and $11.0 million for the nine months ended September 30, 2022, and 2021, respectively.  For the third quarter ended September 30, the Company reported a gain of $7.1 million and loss of $(9.4) million in 2022 and 2021, respectively.  This line item is material to the results reported in the consolidated statements of operations.  This line item can also be extremely volatile, reflecting changes in the stock market.  While both nine-month periods within 2022 and 2021 reflected positive results, 2021 third quarter results were a significant loss.  While these results can be material and volatile, most of the equity holdings of the Company were acquired with a long-term view, thus making these intermediate changes in value of less concern to Management.  Management monitors its equity holdings looking more at the specific entity and market it is in relative to performance and less to changes due to general market swings that occur over the holding period of the investment.

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

Expenses

The Company reported total benefits and other expenses of approximately $19.4 million for the nine-month period ended September 30, 2022, an increase of approximately 7% from the same period in 2021.  Benefits, claims and settlement expenses represented approximately 59% and 67% of the Company's total expenses for the nine-month periods ended September 30, 2022, and 2021, respectively. The other major expense category of the Company is operating expenses, which represented approximately 39% and 31% of the Company's total expenses for the nine-month periods ended September 30, 2022, and 2021, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims were down approximately 6% or $(692,000) when comparing the nine months ended September 30, 2022, and 2021.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

Early in the COVID-19 pandemic, the Company implemented a process to monitor death claims resulting from COVID-19. Prior to the pandemic, death benefits were $12,624,000, $12,831,000 and $12,403,000 in 2017, 2018 and 2019, respectively. During the two plus years of the pandemic, total death benefits were $14,293,000 and $15,985,000 in 2020 and 2021, respectively.  First six-months of 2022 continued with higher than historic claims of $7,665,000 including total COVID related deaths of approximately $985,000. Third quarter 2022 had total death claims of $2,754,000 compared to $4,036,000 in third quarter 2021.  Death benefits of the Company have been higher than recent past experience, even when adjusting for the identified COVID-19 claims. This anomaly is showing throughout the entire U.S. insurance industry. Industry experts believe this increase in death benefits while not always directly related to COVID-19, are caused indirectly by the pandemic due to delays in medical care as a result of the lockdown in 2020 and then later, people’s fears of seeking out treatment and trouble making up appointments. This is further compounded by depression from isolation. Third quarter claims experience have declined from recent levels, returning closer to historic levels.  While we hope the worst of the pandemic is behind us, it is too early to determine with certainty.

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

Operating expenses increased approximately 34% in the nine-month period ended September 30, 2022 as compared to the same period in 2021 and increased approximately 54% for the third quarter period ended September 30, 2022 as compared to the same period in 2021.  This increase for both compared periods is primarily due to increased charitable contribution accruals based upon the Company’s taxable income which was significantly higher in 2022 compared to 2021. Additionally, the Company incurred a large maintenance expense relating to the Company’s partially owned aircraft. Expenses in the remaining categories are largely comparable between years.

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

The Company’s total investments represented 86% and 85% of the Company’s total assets as of September 30, 2022, and December 31, 2021, respectively. Fixed maturities consistently represented a substantial portion, 31% and 38%, respectively, of the total investments during 2022 and 2021.  The overall investment mix, as a percentage of total investments, remained fairly consistent when comparing the respective investments held as of September 30, 2022 and December 31, 2021.

As of September 30, 2022, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market value, with changes in market value charged directly to the other comprehensive component of shareholders' equity.  Changes in the market value of available for sale securities resulted in net unrealized gains (losses) of approximately $(18.5) and $(4.6) million as of September 30, 2022 and 2021, respectively. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the marketplace.

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

Capital Resources

Total shareholders' equity decreased by approximately 1% as of September 30, 2022, compared to December 31, 2021. The decrease is mainly attributable to the decline in market value of the Company’s fixed income portfolio due to current rate increases in the marketplace.  This was partially offset by an increase in retained earnings, which is the result of the current year net income reported by the Company.

The Company's investments are predominately in fixed maturity investments such as bonds, which provide sufficient return to cover future obligations.  The Company carries all of its fixed maturity holdings as available for sale, which are reported in the Condensed Consolidated Financial Statements at their market value.

The Company had $8 million and $24 million of debt outstanding as of September 30, 2022 and December 31, 2021, respectively.  During October, the Company repaid the total balance outstanding on its line of credit.

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

Parent Company Liquidity - UTG is a holding company that has no day-to-day operations of its own.  Cash flows from UTG’s insurance subsidiary, UG, are used to pay costs associated with maintaining the Company in good standing with states in which it does business and purchasing outstanding shares of UTG stock.  UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  As of September 30, 2022, and December 31, 2021, substantially all of the consolidated shareholders’ equity represents net assets of its subsidiaries.  Through the first nine months of 2022, UTG received dividends from its subsidiary, UG, totaling $3 million.  Certain restrictions exist on the payment of dividends from the insurance subsidiary to the Parent company.  For further information regarding the restrictions on the payment of dividends by the insurance subsidiary, see Note 9 – Shareholders’ Equity in the Notes to the Consolidated Financial Statements.  Although these restrictions exist, dividend availability from the insurance subsidiary has historically been sufficient to meet the cash flow needs of the Parent company.

Insurance Subsidiary Liquidity - Sources of cash flows for the insurance subsidiary primarily consist of premium and investment income.  Cash outflows from operations include policy benefit payments, administrative expenses, taxes and dividends to the Parent company.

UG is an Ohio domiciled insurance company, which requires notification within five business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of:  a) prior year statutory net income or b) 10% of statutory capital and surplus.  For the year ended December 31, 2021, UG had statutory net income of approximately $451,000.  At December 31, 2021 UG's statutory capital and surplus amounted to approximately $64.7 million.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation. During 2021, UG paid UTG ordinary dividends of $5 million. During the third quarter of 2022, UG paid UTG total dividends of $3 million. UTG used the dividends received during 2021 and 2022 to purchase outstanding shares of UTG stock and for general operations of the Company.

Short-Term Borrowings - During the fourth quarter of 2021, Management made the business decision to pledge additional collateral to the Federal Home Loan Bank in order to increase the Company's borrowing capacity. The Company submitted, and the Federal Home Loan Bank approved, a new Cash Management Advance (CMA) with a collateral lendable value of $25 million This CMA replaces the CMA that was approved in May of 2021 for $10 million. During the fourth quarter 2021, the Company borrowed $24 million on the CMA and Management utilized the funds for investing activities. The interest rate on the borrowed funds is variable.  During the first nine months of 2022 the Company repaid $35.5 million and borrowed $19.5 million on the CMA leaving $8 million outstanding on September 30, 2022.  In October of 2022, the Company repaid $8.0 million on this line bringing the total outstanding borrowings to zero.

The CMA is a source of overnight liquidity utilized to address the day-to-day cash needs of a Company. In order to provide the Company with multiple lending options, Management also applied for, and the FHLB approved, the Company's Repurchase (REPO) Advance Application for $25 million. The REPO Advance requires a minimum borrowing of $15 million and provides financing for one day to one year at a fixed rate of interest.  The Company has enough qualifying investments for collateral pledging of $18.9 million total against these two borrowing vehicles.  In early fourth quarter, the Company chose to renew only the CMA and allowed the REPO to lapse given the lack of collateral to sustain both borrowing sources.  The Company believes the CMA provides it with the flexibility and liquidity it needs for its operations and investment activities.

Consolidated Liquidity

Cash used in operating activities was approximately $0.3 million and $10.2 million in 2022 and 2021, respectively.  Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline.  Management anticipates future cash flows from operations to remain similar to historic trends.

During 2022 and 2021, the Company’s investing activities provided net cash of approximately $10.8 million and $(3.3) million, respectively. The Company recognized proceeds of approximately $37.1 million and $40.6 million from investments sold and matured in 2022 and 2021, respectively.  The Company used approximately $26.3 million and $43.9 million to acquire investments during 2022 and 2021, respectively.  The net cash provided by investing activities is expected to vary from year to year depending on market conditions and management’s ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was approximately $16.6 million and $1.4 million during 2022 and 2021, respectively. As of September 30, 2022, the Company had $8 million in debt outstanding with third parties.  Subsequent to the end of the quarter, the Company repaid an additional $28 million on its borrowings leaving no outstanding balance.  The Company will continue to utilize this line of credit as needed for its operations and investing activities.

The Company had cash and cash equivalents of approximately $24.8 million as of September 30, 2022.  The Company has a portfolio of marketable fixed maturity securities that could be old, if an unexpected event were to occur.  These securities had a fair value of approximately $110 million at September 30, 2022. However, the strong cash flows from investing activities, investment maturities and the availability of the line of credit facilities make it unlikely that the Company would need to sell securities for liquidity purposes.  See Note 2 – Investments in the Notes to the Consolidated Financial Statements for detailed disclosures regarding the Company’s investment portfolio.

Management believes the overall sources of liquidity available will be sufficient to satisfy its financial obligations.

Item 4.  Controls and Procedure

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

None

Item 3.  Defaults Upon Senior SecuritiesI

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
**101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements (detail tagged).

**104	Cover Page Interactive Data File (formatted in iXBRL and included in exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTG, INC.
(Registrant)

Date:	November 10, 2022	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	November 10, 2022	By	/s/ Theodore C. Miller
Theodore C. Miller
Senior Vice President and Chief Financial Officer